Form 10QSB
period 1995-09-30
AN CON GENETICS INC
filed 1995-12-28
CIK 719135

U.S. Securities and Exchange Commission

Washington D.C. 20549

Form 10-QSB

(Mark One)

[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September  30, 1995

[    ]  TRANSITION REPORT UNDER SECTION 13
OR 15(d) OF THE EXCHANGE ACT

For the transition period from                   to

Commission file number              0-12183December 28, 1995


              AN-CON GENETICS, INC.
(Exact name of small business issuer as
specified in its charter)

   Delaware                             11-2644611
(State or other jurisdiction           (IRS Employer
of incorporation or organization)   Identification No.)

7100 30th Avenue North.  St. Petersburg, Florida  33710-2902
(Address of principal executive offices)

                    (516) 694-8470
     (Issuer's telephone number)

                         N/A
(Former name, former address and former fiscal year, if changes since last report)

Check whether the issuer (1) filed all reports required to be filed by Section or 15(d) of the Exchange Act during the past
12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]  No [    ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

    Check whether the registrant filed all documents and
reports required to be filed by Section 12,13 or 15(d)
of the Exchange Act after the distribution of securities
under a plan confirmed by court.
Yes [    ]  No [    ]

APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the
issuers's class of common equity, as of the latest practicable
date:                7,621,936















AN-CON GENETICS, INC.

FORM 10-QSB
QUARTERLY REPORT

SEPTEMBER 30, 1995

AN-CON GENETICS, INC.
INDEX TO FORM 10-QSB




                                                       Page
Part I.   Financial Information

Item 1: Financial Statements:

     Consolidated Balance Sheet - September 30, 1995             F1

     Consolidated Statements of Operations for the
       Nine Months Ended September 30, 1995 and 1994             F3

     Consolidated Statements of Cash Flows for the
       Nine Months Ended September 30, 1995 and 1994             F4

     Notes to Consolidated Financial Statements             F6

Item 2: Management's Discussion and
      Analysis or Plan of Operation                         1


Part II.   Other Information                                4

Item 1: Legal Proceedings                                   4

Item 2: Changes in Securities                               4

Item 3: Defaults Upon Senior Securities                     4

Item 4: Submission of Matters of a Vote
     of Security Holders                               4

Item 5: Exhibits and Reports on Form 8-K                         4

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

AN-CON GENETICS, INC.
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 1995


ASSETS

Current assets:

Cash and cash equivalents                         $      15,800
Accounts receivable                                882,300
Inventories                                             505,100
Prepaid expenses                                          46,800

     Total current assets                             1,450,000

Property and equipment, net                           1,152,700

Other assets:

Intangible assets, net                                   65,300
Unamortized debt issue costs, net                        4,200
Organization cost, net                                    1,100
Deposits                                             9,500

                                                    80,100

                                                $  2,682,800

The accompanying notes are an integral part of the financial statements.

AN-CON GENETICS, INC.
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 1995
(CONTINUED)


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable                                       $   639,700
Accrued interest                                           108,400
Current maturity of long-term debt                          17,300
Current portion of obligations under capital leases               16,700

     Total current liabilities                             782,100

Long-term debt, net                                              556,900
Obligations under capital leases                            21,800

     Total liabilities                                    1,360,800

Commitments and contingencies

Stockholders' equity:

Common shares, $.001 par value 15,000,000
  authorized, issued and outstanding 7,621,936
  on September 30, 1995                                       18,300
Additional paid in capital                                12,210,600
Accumulated deficit                                 (10,840,000)
                                                      1,388,900

Less:  Treasury stock - at cost                            (    6,000)
       Subscriptions receivable                            (   60,900)

Total stockholders' equity                                  1,322,000

                                                    $  2,682,800

The accompanying notes are an integral part of the financial statements.

AN-CON GENETICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,


                                           1995          1994

Sales                               $  4,108,600    $ 3,186,300

Costs and expenses:
Cost of sales                          2,465,200      2,014,000
Professional services                    288,600        326,300
Salaries and related costs               556,600        598,000
Selling, general and administration                     853,100   846,900

                                       4,163,500      3,785,200

(Loss) from operations                  (54,900)      (598,900)

Other income (expense):

Interest, net                           (10,400)       (24,700)


(Loss) before extraordinary item        (65,300)      (623,600)

Extraordinary item:

Gain from settlement of debt              76,800         13,900

Net income (loss)                  $      11,500  $ (  609,700)
Per share:

(Loss) before extraordinary item  $        (.008)        $ (.20)
Extraordinary item                          .010                        --
Net income (loss)                 $         .002         $ (.20)

Weighted average number of shares
 outstanding                           7,583,694   2,797,149 (a)

No dividends have been paid during the periods shown.

(a) Pro forma number of shares shown are as if Aaron shareholders had received 1,370,603 or 49% of the total outstanding An-Con shares.

The accompanying notes are an integral part of the financial statements.













AN-CON GENETICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                1995          1994
Net income (loss)                           $  11,500   $ (609,700)

Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
Depreciation and amortization                  74,600      135,100
Common stock issued for professional fees       7,900        558,900
Gain from forgiveness of debt              (  76,800)             --
Changes in assets and liabilities:

(Increase) in receivables                   (373,800)      (318,500)
(Increase) decrease in inventories              3,000          7,600
(Increase) decrease in prepaid expenses        32,000      ( 17,700)
Decrease in notes receivable                       --          5,100
Increase (decrease) in accounts payable       103,000      ( 26,200)
Increase (decrease) in accrued interest   (    3,900)             --
(Decrease) in customer deposits            ( 106,300)      ( 11,400)

           Total adjustments                (328,800)     ( 317,700)

Net cash (used in) operating activities                    (292,000)

Cash flows from investing activities:
(Increase) in fixed assets                  (175,800)      (207,200)
(Increase) in patents and
  trademarks, deposits                       --          (    4,300)

Net cash (used in) investing activities     (175,800)      (202,900)

Cash flows from financing activities:
(Decrease) in  subscriptions receivable        87,900             --
(Decrease) in obligations under capital
 leases                                    (   5,900)         12,300
(Decrease) in notes payable - officers      ( 90,800)             --
(Decrease) in long term debt                ( 22,600)     (  74,100)
Common shares issued for cash                   1,000      1,195,700

Net cash provided by (used in)
 financing activities                      (  30,300)      1,133,900

Net increase (decrease) in cash
 and cash equivalents                       (534,900)   (   639,000)

Cash and cash equivalents, beginning
 of period                                    550,700        136,100

Cash and cash equivalents, end of period   $   15,800    $   775,100
The accompanying notes are an integral part of the financial statements.






AN-CON GENETICS, INC. AND SUBSIDIARY
STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

Cash paid during the nine months ended September 30, 1995 for:
Interest     $5,500
Income Taxes    -0-

Cash paid during the nine months ended September  30, 1994 for:
Interest     $9,300
Income Taxes    -0-

SUPPLEMENTAL SCHEDULE OF NON-CASH  INVESTING AND FINANCING ACTIVITIES:
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995

          1. The Company issued 35,000 post split shares to convertible note holders in redemption of $70,000 in notes and $26,900 of accrued interest, valued at $14,000. The net issuance cost of the redeemed bonds, in the amount of $6,100 was written off.

          2. The Company issued 27,500 post split shares for services valued at $7,900.

          3. On June 26, 1995 the company s subsidiary, Aaron Medical, purchased a building for $625,000 by issuing 60,000 An-Con shares valued at $78,000 and by issuing a purchase money mortgage of $500,000. A security deposit given to the seller of $12,200 was applied to the purchase and $34,800 was paid in cash.

FOR THE NINE MONTHS ENDED SEPTEMBER  30, 1994

          1. On January 6, 1994, the Company reverse split its shares 1 for 15 effective for that date.

          2. On January 6, 1994, the Company issued 236,840 post split shares of common stock payment for $332,000 of convertible notes.
On February 14, 1994, the Company issued 202,011 post split shares of common stock upon the exercise of warrants. The Company received $172,200 in cash and $119,000 in notes receivable.
The notes were due on May 2, 1994  with interest at  9%.
On April 7, 1995, the remaining balance of notes receivable of $44,000 was collected.

The accompanying notes are an integral part of the financial statements.

AN-CON GENETICS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER  30,1995


NOTE 1. INTERIM FINANCIAL STATEMENTS

          In the opinion of management, the interim financial statements reflect all adjustments, consisting of only normal recurring items, which are necessary for a fair presentation of the results for the interim periods presented. The results for interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the significant accounting policies and the other notes to the financial statements included in the Corporation's 1994 Annual Report to the SEC on Form 10-KSB.


NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

(a) Cash and Equivalents:

          Cash and equivalents include the amounts in the Company checking, saving and money market bank accounts.

(b) Accounts Receivable:

          Accounts receivable are presented net of the allowance for doubtful accounts.

(c) Inventories:

          Inventories are stated at the lower of cost, determined by the FIFO method, or market.

(d) Property, Plant and Equipment:

          Property and other equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows: leasehold improvements-term of lease: furniture, fixtures and equipment.

(e) Bond Issue Costs:

          Costs related to a bond issue are classified as deferred charges and amortized, using the straight line method, over the life of the bonds.

(f) Investments:

          The equity method is used to account for investments in corporate joint ventures and other investments in common stock if the Company has the ability to exercise significant influence over operating and financial policies of the investee enterprise. That ability is presumed to exist for investments of 20% or more and is presumed not to exist for investments of less than 20%; both presumptions may be overcome by predominant evidence to the contrary.

AN-CON GENETICS, INC.
NOTES TO FINANCIAL STATEMENTS
(CONTINUED)


NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (continued)

(f) Investments (continued):

          The Company initially records an investment at cost. Subsequently, the carrying amount of the investment is increased to reflect the Company's share of income of the investee and is reduced to reflect the company's share of losses of the investee or dividends received
from the investee.   The Company's share of the income or losses of
the investee is included in the Company's net income as the investee reports them. Adjustments similar to those made in preparing consolidated financial statements, such as elimination of intercompany gains and losses and amortization of the difference between cost and underlying equity in net assets, also are applicable to the equity method. Under the equity method, an investment in common stock is shown in the balance sheet of the Company as a single amount. Likewise, an investor's share of earnings or losses from its investment is ordinarily shown in its income statement as a single amount.

          The cost method is used when ownership of securities in an affiliated company represents less than 20% of the total outstanding shares of that Company. Under this method the Company records an investment in the stock of an investee at cost, and recognizes as income dividends received that are distributed from net accumulated earnings of the investee since the date of acquisition by the Company. The net accumulated earnings of an investee subsequent to the date of investment are recognized by the Company only to the extent distributed by the investee as dividends. Dividends received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reductions of cost of the investment.

          A loss in value of an investment that is other than a temporary decline shall be recognized the same as a loss in value of other long-term assets. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. A current fair value of an investment that is less than its carrying amount may indicate a loss in value of the investment.

(g) Research and Development Costs:

          Research and development costs are charged to expense when incurred. Disclosure in the financial statements is made for the total research and development costs charged to expense in each period for which an income statement is presented.

          Research and development costs that are purchased from another enterprise and have future use are capitalized and are amortized over five years.

AN-CON GENETICS, INC.
NOTES TO FINANCIAL STATEMENTS
(CONTINUED)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (continued)

(h) Research and Development Arrangements:

          The Company accounts for its obligations under an arrangement for the funding of research and development by others by determining whether the Company is contractually obligated to pay for research not yet performed. If so determined, to the extent that the Company is obligated to pay, the Company records a liability and charges research and development costs to expense.

(i) Patents, Franchises, Licenses and Operating Rights:

          The cost of franchises, license options to acquire technology and operating rights acquired are amortized using the straight-line method over their useful lives.

(j) Stock Issue Costs:

          Stock issue costs are treated as a reduction of the amount received from the sale of the related capital stock.

(k) Net Earning (Loss) Per Share:

          Net earnings (loss) per share is computed based upon the weighted average number of outstanding common shares during the period considered. Taking into consideration outstanding options, warrants and convertible debt.

(l) Accounting for Income Taxes

          In February 1992, the FASB issued Statement No. 109, Accounting for Income Taxes. FASB 109 requires an asset and liability approach for financial accounting and reporting for income taxes. It requires recognition of (1) current tax liabilities or assets for the estimated taxes payable or refundable on tax returns for the current year, and (2) deferred tax liabilities or assets for the estimated future tax effects attributable to temporary differences and carry forwards.

          The judgment regarding the need for a valuation allowance depends on the entity's specific facts and circumstances; there are no precise formulas for determining whether a valuation allowance is needed or the amount of the allowance. Such a need is based on an assessment of the likelihood of the entity's ability to generate sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryback or carryforward period under the applicable tax law to realize the tax benefits recognized as a result of deductible temporary differences, and operating loss carryforwards.

          The Company has adopted the policy of preparing its financial statements in accordance with FASB 109.

AN-CON GENETICS, INC.
NOTES TO FINANCIAL STATEMENTS
(CONTINUED)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (continued)

(m)  Consolidation Policy

          The purpose of consolidated statements is to present, primarily for the benefit of the shareholders and creditors of the parent company, the results of operations and the financial position of the parent company and its subsidiaries essentially as if the group were a single enterprise with one or more branches or divisions.
There is a presumption that consolidated statements are more meaningful than separate statements and that they are usually necessary for a fair presentation when one of the enterprises in a group directly or indirectly has a controlling interest in the other enterprises [ARB 51]. If an enterprise has one or more subsidiaries, consolidated statements rather than parent company financial statements are the appropriate general purpose financial statements [FAS94].


NOTE 3. POOLING OF INTERESTS

          In January 1995, An-Con Genetics, Inc. and Aaron Medical Industries, Inc. ("The Constituents") consummated a business combination which united the ownership interests in the two Companies. Aaron Medical Industries, Inc. is a Florida Corporation with offices and manufacturing facilities in St. Petersburg, Florida. It is principally engaged in the business of manufacturing and selling battery operated cauteries, specialty medical lighting instruments and electrosurgical devices to physicians and hospitals.

          The combination which is accounted for as pooling of interests was accomplished by An-Con Genetics, Inc. issuing 3,399,096 shares of common stock in exchange for all common shares of Aaron Medical Industries, Inc.. No resources were distributed to any shareholder.

          Since the Constituents have used the same fiscal periods and accounting policies and practices, their recorded assets and liabilities are carried forward. The income and cash flows of the combined Corporation includes income and cash flows of the Constituents for the nine months ended September 30 ,1995 in which the combination occurred. The reported income and cash flows for the nine months ended September 30, 1994 is the combined and restated income and cash flows of the Constituents. AN-CON GENETICS, INC.
NOTES TO FINANCIAL STATEMENTS
(CONTINUED)


NOTE 3. POOLING OF INTERESTS (continued)


          The following statement shows the revenues and earnings previously reported by An-Con Genetics, Inc. with the combined amounts of Aaron Medical Industries, Inc. presented in the financial statements for the nine months ended September 30, 1994:

                                           Aaron
                             An-Con       Medical
                        Genetics, Inc    .      Industries, Inc.  Total

Sales                    $     43,400 $2,029,900  $2,073,300
Cost of sales                33,100    1,291,600   1,324,700
Research and development         --           --          --
Professional services       128,300       29,200     157,500
Salaries and related costs   56,000      158,000     214,000
Selling, general and
 administration             149,000      367,600     516,000
                          $ 366,400   $1,846,400  $2,212,800

(Loss) from operations    (323,000)      183,500   (139,500)


Other income (expense):

Interest, net            ( 18,200)           600    (17,600)
Miscellaneous               --            13,900      13,900

                        (  18,200)        14,500       3,700

Net income (loss)       $(341,200)    $  198,000             $(143,200)

Net income (loss)
 per share - pro forma       (.24)           .14         (.05)

Weighted average number of
 shares outstanding -
 pro forma               1,426,546     1,370,603   2,979,149


Percentage after
 pooling                      51%            49%        100%

The accompanying notes are an integral part of the financial statements.

AN-CON GENETICS, INC.
NOTES TO FINANCIAL STATEMENTS
(CONTINUED)

NOTE 4. PURCHASE OF BUILDING

On June 26, 1995 Aaron Medical Industries, Inc., exercised its option to purchase the building it presently occupies for $625,000. The purchase was financed as follows:


Cash                                $ 47,000
Purchase Money Mortgage        500,000(a)
An-Con Shares
 (60,000 x 1.30 per share)      78,000(b)
Total purchase price          $625,000


(a) Payment of principal and interest at 10%  payable
monthly at $5,373.06 until July 1, 1998           when a
balloon payment of $439,074.27 is due.

(b) The An-Con shares are restricted for 2 years and are
being held pursuant to an escrow             agreement.  The agreement
further restricts the release of the shares until the seller takes such action as is necessary to further  investigate,
define and remediate such contamination           that exists on the
property and is referred to in environmental reports pursuant to a Remedial Action Plan approved by the State of Florida's appropriate agencies.

             Two years from the date of Closing, if Seller and Guarantors have not defaulted under or been in breach of any of their obligations to Buyer, Buyer shall obtain and deliver to Escrow
Agent additional shares of Stock if the Closing Market Price of the Stock on the thirtieth day prior to such date shall be less than $78,000.00.

NOTE 5. ACCRUED INTEREST

             Accrued interest represents interest accrued and unpaid on Bond holders notes of $34,100 and officer/shareholder loans of $77,600. The unpaid officer/shareholders loan interest was $4,000 per month through July, August and September have not been paid and is currently pending receipt of certain expense vouchers. This agreement is part of a consulting agreement with the former officer, now consultant, to the company.
The officer/shareholder loan has been paid in full, only the interest remains unpaid.











AN-CON GENETICS, INC.


PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

             Consolidated sales revenues increased by 29% from $3,186,300 to $4,108,600 for the nine months ended September 30 ,1995 as
compared to the similar period in 1994.    Gross profits for the
two periods were $1,643,400 and $1,172,300 respectively, and the gross profit percentage increased to 40% in 1995 from 37% for the same period in 1994.

             Consolidated selling, general and administrative expenses and salaries and related expenses decreased by 2 % from $1,444,900 to $1,409,700, for the nine months ended September
30, 1995 as compared to the same period in 1994.

             Consolidated professional services decreased by 12% to $288,600 in the nine months ended September 30, 1995 as compared to $326,300 in the same period of the previous year.
The 1995 amount included the issuance of 27,500 post split shares for past and present services that the Board of Directors authorized which amounted to $7,900. Also included in 1995 was a one time charge or $39,000 for an underwriting fee where the underwriter went out of business. Included in the nine months are consulting costs of $72,511 of which $46,900 was included in the six months ended June 30, 1995 as selling, general and administrative expenses for 1995.

             Research and development costs were incurred in the amount of $114,900 for the first nine months of 1995. They are generally attributable to the development of a new formulation of tissue fixative. Aaron contributed $37,600 to these costs for the development of a broad line of electrosurgical blades.

             The Company had a consolidated gain of $11,500 for the nine months ended September 30, 1995 as compared to a consolidated loss of $609,700 for the nine months
 ended September 30, 1994.  An operating loss of  $65,400
for the nine months ended September 30, 1995  was reduced by a gain of $76,900 from the settlement of debt. To arrive at the consolidated gain of $11,500.

Financial Condition and Liquidity

             Consolidated working capital of the Company was $667,900 on September 30, 1995 as compared to $960,600 on September 30, 1994 and $745,900 on December 31, 1994.

On September 30,1995, consolidated total assets were $2,682,800 as compared to $2,292,300 on September 30, 1994 and $2,205,900 on
December 31, 1994.





                      AN-CON GENETICS, INC.

PART I.  FINANCIAL INFORMATION (continued)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
(continued)

Financial Condition and Liquidity (continued)

             The Company's consolidated cash decreased by $534,900 (97%) over the nine months ended September 30, 1995. The net cash used in operations was $328,800. The net cash the Company utilized to reduce notes payable was $30,300 and $175,800 to acquire fixed assets.

             The Company has not paid interest on long term bond obligations which have been due since November, 1990. Certain bondholders redeemed their debt and accrued interest for shares of the company which amounted to $70,000 in principal and $26,900 in interest. The total amount of interest payable on long term obligations remaining was $34,900. As of September 30, 1995, the bondholders had made no declaration that the principal was due and payable.

             The Company is attempting to raise additional capital from outside sources. The Company is in the process of preparing a registration statement to be filed with the
Securities and Exchange Commission to register additional shares for sale and to register the shares exchanged for Aaron Medical Industries, Inc. shares.

             As part of an agreement with Aaron Medical Industries, Inc. the Company had advanced a total of $304,000 to Aaron Medical
Industries, Inc. as a working capital loan. On September 30, 1995 the balance of the advance was $163,900. In January, 1995, pursuant to an agreement (which was subsequently amended and restated) and the approval of shareholders of Aaron Medical
Industries, Inc., the Company completed its acquisition of all of the outstanding shares of Aaron, now a wholly owned subsidiary.


Products - Aaron

Electrosurgical blades

             This is a new and expanding area for the company. Aaron Medical manufactures a broad line of standard electrosurgical blades, balls, needles, loops and square electrodes. The company is in the final stages of releasing a line of conductive, reduced stick electrodes known as Resistick . This product line offers superior cutting and coagulation when compared to the current
reduced stick electrodes on the market.   Sales are likely to begin
in  the fourth quarter of 1995.







AN-CON GENETICS, INC.

PART I.  FINANCIAL INFORMATION (continued)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OR PLAN OF OPERATION (continued)

Multifunction Electrocautery Tool

             On July 20, 1994, the Company purchased all rights, title and interest to a patent application and the invention for a multifunction electrocautery tool having an associated suction apparatus. The Company transferred 91,350 unregistered shares of An-Con to the owner and will pay a 3% royalty on all sales. The product will be marketed and manufactured by Aaron Medical Industries, Inc. estimated for sales to begin have been changed to the first quarter of 1996. Although sales were estimated to begin in the fourth quarter of 1995 management now anticipates sales beginning in the first quarter of 1996.


Products -  An-Con

Tissue Fixatives

Omnifix 2000

             Omnifix 2000, a new tissue fixative developed by the Company has been formulated as a safe alternative to formalin and is capable of fixing (preserving for microscopic examination) both smaller and larger tissue specimens. A contract manufacturer has been agreed upon and a preliminary marketing program has been initiated.
Production of Omnifix 2000 is scheduled to begin by the end of the fourth quarter.

Omnifix II

Omnifix II continues to be marketed and sold to hospitals and clinical pathology laboratories for use with smaller tissue specimens.

Appointment of New Officer, Board Member and Officers Employment Agreements

On June 14, 1995 the Board of Directors appointed Mr. Delton N. Cunningham Secretary/Treasurer of the corporation. Mr. Cunningham is a Certified Public Accountant and is presently employed as Vice President/Chief Financial Officer and Secretary of Aaron Medical Industries, Inc. On October 1, 1995 the present board consisting of Andrew Makrides and Robert Saron elected two new members. These members are Mr. Joseph Valenti and Mr. George Kromer, Jr.

AN-CON GENETICS, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
(continued)

Appointment of New Officer, Board Member and Officers
 Employment Agreements (continued)

             Joseph F. Valenti 79, former Vice President of the International Division of Aaron Medical Industries, Inc. Retired as of January 1, 1995. He received a Bachelor of Arts Degree in Languages from the College of the City of New York. He was associated with Aaron and its predecessor companies since 1980 in charge of developing the international sales department and increasing export sales. He is the CEO and sole owner of Valpex International Corporation, an imports product Company, which supplies Aaron with light bulbs used in its products.

             George W. Kromer, Jr. 55, from 1966 to 1986, he served as a Senior Hospital Care Investigator for the New York City Health & Hospital Corporation. His responsibilities included, but were not limited to, supervising a unit that was engaged in determining third-party reimbursements, for a health care institution exceeding 800 and 75 outpatient clinics. In addition, since
1980 he has been writing for financial publications, concentrating on identifying companies whose stock price was below $10 per share. He is currently a Senior Financial
Correspondent for Today's Investor, as well as providing writing services for companies listed on the American and Over-the-Counter Exchanges. He received a Master's Degree in 1976 from Long
Island University, New York. majoring in Health Administration.
He also holds a Bachelor of Science degree from Long Island University's Brooklyn Campus and an Associate in Applied Science degree from New York City Community College, Brooklyn, New York.

Employment Agreements

             On the 8th of September, 1995, the Company and its subsidiary entered into an employment agreement which
(a) Robert Saron providing for Mr. Saron to act as an executive employee of the Company. The agreement was for a period of five years and provides for compensation in the amount of $118,335 per year plus additional amounts for automobile allowance ($600 per month) and a bonus equal to 10% of the Company's pre-tax profits in excess of the first $200,000 of profit in any given year. The agreement also provides for annual cost of living percentage increases as to salary and automobile allowance. In addition to the foregoing, the agreement provides for a vacation of three weeks per year, reimbursement of business expenses, group insurance and life insurance. The agreement may be terminated (a) upon the death of Mr. Saron, or (b) on thirty (30) days notice by Mr. Saron to terminate, or (c) by the Company, (i) without cause, upon the majority approval of the Board of Directors on thirty (30) days written notice (wherein the Company shall be obligated to pay the employee compensation under the agreement for the


AN-CON GENETICS, INC.

PART I.  FINANCIAL INFORMATION (continued)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
(continued)
Employment Agreements (continued)

balance term of the agreement) and (ii) the employee may elect in lieu of (i) above, to cancel his agreement and obtain severance payments equal to three times the annual salary and bonus in effect during the month preceding such termination; or (d) by the Company for cause, if during the time of employment, the employee violates the covenant not to compete provisions of the agreement, or is found guilty of a felony or crime of moral turpitude.

The agreement provides for a covenant not to compete directly or indirectly against the Company for a period of one year. Such agreement also provides for indemnification of Mr. Saron for any liability while acting as an officer and director of the Company except in the instances where it is determined by a court of competent jurisdiction that (a) he has breached his duty of loyalty to the corporation or the shareholders, or (b) acted not in good faith or intentionally improperly, or (c) paid unlawful dividends or made unlawful stock purchases or redemptions, or (c) otherwise engaged in a transaction in which he received improper personal benefit against the interests of the corporation or its shareholders.

On September 8, 1995 the Company also entered into a similar employment agreement with Andrew Makrides, President for a period of five years and providing for annual compensation in the amount of $78,500, a monthly automobile allowance of $500 per month, and bonuses equal to 3% of the Company's pre-tax profits in excess of the first $300,000 of profits in An- Con Genetics, Inc. and annual cost of living percentage increases.
In all other respects the agreement is similar to that of Mr. Saron set forth above.

On September 8, 1995 the Company entered into a similar three year executive employment agreement (The "Agreement") with Delton N. Cunningham, as Vice President and Secretary of the Company. The agreement provides for one year extensions unless written notice of termination is provided by the Company nine months prior to the termination date and contains termination terms similar to those of Mr. Saron and Makrides. The agreement also provides for a salary of $75,000 per year, a monthly automobile allowance of $500, a bonus equal to 3% of the Company's pre-tax profits in excess of $300,000, three weeks paid vacation, reimbursement of expenses, group medical insurance and for a one year non-compete covenant upon termination of employment.

AN-CON GENETICS, INC.


PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Form 10-KSB for the years ended December 31, 1994 and 1993, Part I, Item 3. No new litigation commenced in the nine months ended September 30, 1995.


ITEM 2.  CHANGES IN SECURITIES

There have been no changes in the instruments defining the rights or rights evidenced by any class of registered securities.

There have been no dividends declared.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Interest on senior debt of $78,000, 8% convertible debentures has not been paid since November of 1990 and equals $33,900. To date, no action has been taken against the Company by any holder of the senior debt.


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

There has not been a meeting of shareholders and therefore, no matters have been submitted to a vote of security holders since 1987.


ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibits

27  FINANCIAL DATA SCHEDULE FOR THE NINE MONTH PERIOD ENDED
SEPTEMBER 30, 1995

28   None





















SIGNATURES:


   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            An-Con Genetics, Inc.
                            (Registrant)


Date:
                             Andrew Makrides
                             President

EXHIBIT 27
AN-CON GENETICS, INC.
APPENDIX A TO ITEM 601(c) OF REGULATION S-B
COMMERCIAL AND INDUSTRIAL COMPANIES
ARTICLE 5 OF REGULATION S-X
FINANCIAL DATA SCHEDULE FOR THE NINE
MONTHS ENDED SEPTEMBER 30, 1995



         September
30,
ITEM NUMBER              ITEM DESCRIPTION                         1995

5-02 (1)               Cash and cash items                     15,800
5-02 (2)               Marketable securities                       --
5-02 (3) (a) (1)       Notes and accounts receivable-trade    882,300
5-02 (4)               Allowances for doubtful accounts            --
5-02 (6)               Inventory                              505,100
5-02 (9)               Total current assets                 1,450,000
5-02 (13)              Property, plant and equipment        1,916,800
5-02 (14)              Accumulated depreciation               764,100
5-02 (18)              Total assets                         2,682,800
5-02 (21)              Total current liabilities              782,100
5-02 (22)              Bonds, mortgages and similar debt      578,700
5-02 (28)              Preferred stock-mandatory redemption        --
5-02 (29)              Preferred stock-no mandatory redemption     --
5-02 (30)              Common stock                            18,300
5-02 (31)              Other stockholders' equity           1,303,700
5-02 (32)              Total liabilities and stockholders' equity2,682,800

5-03 (b) (a)           Net sales of tangible products       4,108,600
5-03 (b) 1             Total revenues                       4,108,600
5-03 (b) 2 (a)         Cost of tangible goods sold          2,465,200
5-03 (b) 2             Total costs and expenses
    applicable to sales and revenue                         2,465,200
5-03 (b) 3             Other costs and expenses             1,698,300
5-03 (b) 5             Provision for doubtful accounts and notes   --
5-03 (b) (8)           Interest and amortization of debt discount  10,400
5-03 (b) (10)          Income before taxes and other items   (65,300)
5-03 (b) (11)          Income tax expense                          --
5-03 (b) (14)          Income/loss continuing operations     (65,300)
5-03 (b) (15)          Discontinued operations                     --
5-03 (b) (17)          Extraordinary items                     76,800
5-03 (b) (18)          Cumulative effect-changes in accounting principles   --
5-03 (b) (19)          Net income or loss                      11,500
5-03 (b) (20)          Earnings per share - primary               .002
5-03 (b) (20)          Earnings per share - fully diluted         .002

AN-CON GENETICS, INC.
APPENDIX A TO ITEM 601(c) OF REGULATION S-B
COMMERCIAL AND INDUSTRIAL COMPANIES
ARTICLE 5 OF REGULATION S-X
FINANCIAL DATA SCHEDULE FOR THE NINE
MONTHS ENDED SEPTEMBER 30, 1995






EXHIBIT 27