Form 10QSB
period 1995-06-30
AN CON GENETICS INC
filed 1996-01-09
CIK 719135

U.S. Securities and Exchange Commission

Washington D.C. 20549

Form 10-QSB

(Mark One)
[ X ]  QUARTERLY REPORT UNDER SECTION
13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended      June  30, 1995

[    ]TRANSITION REPORT UNDER SECTION 13 OR
15(d) OF THE EXCHANGE ACT

For the transition period from                to

Commission file number      0-12183

           AN-CON GENETICS, INC.
(Exact name of small business issuer as
specified in its charter)

      Delaware                                  11-2644611
(State or other jurisdiction                (IRS Employer
of incorporation or organization)         Identification No.)

One Huntington Quadrangle, Melville, New York 11747
(Address of principal executive offices)

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

JUNE 30, 1995

AN-CON GENETICS, INC.
INDEX TO FORM 10-QSB




                                                  Page
Part I.   Financial Information

Item 1: Financial Statements:

     Consolidated Balance Sheet - June 30, 1995        F1

     Consolidated Statements of Operations for the
       Six Months Ended June 30, 1995 and 1994              F3

     Consolidated Statements of Cash Flows for the
       Six Months Ended June 30, 1995 and 1994              F4

     Notes to Consolidated Financial Statements        F6


     Item 2: Management's Discussion and
      Analysis or Plan of Operation                    1

     Part II.Other Information                         4

     Item 1: Legal Proceedings                         4

     Item 2: Changes in Securities                     4

     Item 3: Defaults Upon Senior Securities           4

     Item 4: Submission of Matters of a Vote
              of Security Holders                      4

     Item 5: Exhibits and Reports on Form 8-K               4

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

AN-CON GENETICS, INC.
CONSOLIDATED BALANCE SHEET
JUNE 30, 1995


                                                  ASSETS

Current assets:

Cash and cash equivalents          $        60,000
Accounts receivable                   775,700
Inventories                                 605,200
Prepaid expenses                             81,100

     Total current assets                1,522,000

Property and equipment, net               1,114,200

Other assets:

Intangible assets, net                       64,500
Unamortized debt issue costs, net             4,700
Organization cost, net                        1,100
Deposits                                 9,500

                                        79,800

                                   $  2,716,000

The accompanying notes are an integral part of the financial statements.

AN-CON GENETICS, INC.
CONSOLIDATED BALANCE SHEET
JUNE 30, 1995
(CONTINUED)


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable                      $     726,700
Customer deposits                            16,700
Accrued interest                           111,700
Current maturity of long-term debt          17,300
Current portion of obligations
 under capital leases                       16,700

     Total current liabilities             889,100

Long-term debt, net                        572,100
Obligations under capital leases            24,000


Commitments and contingencies

Stockholders' equity:

Common shares, $.001 par value 15,000,000
 authorized, issued and outstanding
 7,621,936 on June 30, 1995                18,300
Additional paid in capital              12,210,600
Accumulated deficit               (10,892,300)
                                    1,336,600

Less:  Treasury stock - at cost         (   6,000)
          Subscriptions receivable       (  99,800)

Total stockholders' equity            $  1,230,800

                                 $  2,716,000

The accompanying notes are an integral part of the financial statements.

AN-CON GENETICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994


                               1995               1994

Sales                         $  2,592,300        $  2,073,300

Costs and expenses:

Cost of sales               1,501,300           1,324,700
Professional services              219,400             157,500
Salaries and related costs         291,100             214,000
Selling, general and
 administration                    696,700             516,600
                             2,708,500          2,212,800

(Loss) from operations            (116,200)           (139,500)

Other income (expense):

Interest, net                  (3,900)            (17,600)
Miscellaneous                   2,500              13,900

                               (1,400)             (3,700)

(Loss) before extraordinary item (117,600)            (143,200)

Extraordinary item:

Gain from settlement of debt        76,800                   --

Net income (loss)                $   (40,800)           $   (143,200)

Per share:

(Loss) before extraordinary item $   (.02)                  $ (.03)
Extraordinary item                .01                 --
Net income (loss)                  $ (.01)            $ (.03)

Weighted average number of
   shares outstanding               7,564,573            2,797,149 (a)

No dividends have been  paid during the periods shown.

(a) Pro forma number of shares shown are as if Aaron had received 1,370,603 An-Con shares on
January 1, 1994 or 49% of outstanding shares.

The accompanying notes are an integral part of the financial statements.









    AN-CON GENETICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                      1995            1994
Net income (loss)                       $( 40,800)     $ (143,200)

Adjustments to reconcile net loss to
 net cash provided by (used in) operating
 activities:
Depreciation and amortization               45,900         85,700
Common stock issued for professional fees        7,900        --
Gain from forgiveness of debt            (  76,800)           --
Changes in assets and liabilities:

(Increase) in receivables                (267,200)        (144,500)
(Increase) decrease in inventories       ( 97,100)          27,900
(Increase) decrease in prepaid expenses  (  2,300)    ( 17,200)
Decrease in notes receivable                   --       5,100
Increase (decrease) in accounts payable   190,000     117,100
Increase (decrease) in accrued interest (     600)    (  8,700)
(Decrease) in customer deposits         (  89,600)        ( 42,600)

     Total adjustments                   (289,800)          22,800

Net cash (used in) operating activities (330,600)    (120,400)

Cash flows from investing activities:
(Increase) in fixed assets              (108,300)    (125,900)
(Increase) in patents and trademarks         --      (  6,000)

Net cash (used in) investing activities (108,300)    (131,900)

Cash flows from financing activities:
(Decrease) in  subscriptions
  receivable                        49,000            --
(Decrease) in obligations
 under capital leases                  (  3,700)           --
(Decrease) in notes payable - officers ( 90,800)           --
(Decrease) in long term debt            (  7,300)     (42,300)
Common shares issued for cash             1,000       218,100

Net cash provided by (used in)
 financing activities                   ( 51,800)     175,800

Net increase (decrease) in cash and
 cash equivalents                      (490,700)    (  76,500)

Cash and cash equivalents,
  beginning of period                   550,700             136,100

Cash and cash equivalents,
  end of period                      $   60,000        $   59,600
The accompanying notes are an integral part of the financial statements.

    AN-CON GENETICS, INC. AND SUBSIDIARY
STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994

    Cash paid during the six months ended June 30, 1995 for:
         Interest                                            $9,300
         Income Taxes                                         -0-

Cash paid during the six months ended June 30, 1994 for:
         Interest                                          $4,100
         Income Taxes                                          -0-


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:  FOR THE SIX MONTHS ENDED JUNE 30, 1995

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

FOR THE SIX MONTHS ENDED JUNE 30, 1994

1. On January 6, 1994, the Company reverse split its shares 1 for 15 effective for that date.

2. On January 6, 1994, the Company issued 236,066 post split shares of common stock as payment for $332,000 of convertible notes. On February 14, 1994, the Company issued 202,001 post split shares of common stock upon the exercise of warrants. The Company received $172,200 in cash and $119,000 in notes receivable. The notes were due on May 2, 1994 with interest at 9%. On April 7, 1995, the remaining balance of notes receivable of $44,000 was collected.

The accompanying notes are an integral part of the financial statements.

AN-CON GENETICS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1995


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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

(a) Cash and Equivalents:

Cash and equivalents include the amounts in the Company checking saving and money market bank accounts.

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

   The combination which is accounted for as pooling of interests was accomplished by An-Con Genetics, Inc. issuing 3,399,096 shares of common stock in exchange for all common shares of Aaron Medical Industries, Inc.. No resources were distributed to any Constituent.


   Since the Constituents have used the same fiscal periods and accounting policies and practices, their recorded assets and liabilities are carried forward to the combined Corporation at their recorded amounts, as of March 3, 1995. The income and cash flows of the combined Corporation includes income and cash flows of the Constituents for the six months ended June 30, 1995 in which the combination occurred. The reported income and cash flows for the six months ended June 30, 1994 is the combined and restated income and cash flows of the Constituents.
AN-CON GENETICS, INC.
NOTES TO FINANCIAL STATEMENTS
(CONTINUED)


NOTE 3. POOLING OF INTERESTS (continued)


          The following statement shows the reconciliation revenues and earnings previously reported by An-Con Genetics, Inc. with the combined amounts currently presented in the financial statements for the six months ended June 30, 1994:


                                           Aaron
                             An-Con       Medical
                        Genetics, Inc    .      Industries, Inc.  Total

Sales                    $     43,400 $2,029,900  $2,073,300
Cost of sales                33,100    1,291,600   1,324,700
Research and development         --           --          --
Professional services       128,300       29,200     157,500
Salaries and related costs   56,000      158,000     214,000
Selling, general and
 administration             149,000      367,600     516,000
                          $ 366,400   $1,846,400  $2,212,800

(Loss) from operations    (323,000)      183,500   (139,500)


Other income (expense):

Interest, net            ( 18,200)           600    (17,600)
Miscellaneous               --            13,900      13,900

                        (  18,200)        14,500       3,700

Net income (loss)       $(341,200)    $  198,000             $(143,200)

Net income per share - pro forma

Weighted average number of
 shares outstanding -
 pro forma               1,426,546     1,370,603   2,797,149


The accompanying notes are an integral part of the financial statements.










AN-CON GENETICS, INC.
NOTES TO FINANCIAL STATEMENTS
(CONTINUED)

NOTE 4. PURCHASE OF BUILDING

On June 26, 1995 Aaron Medical Industries, Inc., exercised its option to purchase the building it presently occupies for $625,000. The purchase was financed as follows:

         Cash                                     $47,000
         Purchase Money Mortgage                     500,000 (a)
         An-Con Shares
 (60,000 X 1.30 per share)  78,000 (b)

         Total purchase  price                        $625,000

(a) Payment of principal and interest at 10% payable monthly at $5,373.06 until July 1, 1998 when a balloon payment of $439,074.27 is due.

(b) The An-Con shares are restricted for 2 years and are being held pursuant to an escrow agreement. The agreement further restricts the release of the shares until the seller takes such action as is necessary to further investigate, define and remediate such contamination that exists on the property and is referred to in environmental reports pursuant to a Remedial Action Plan approved by the State of Florida Department of Environmental Protection (DEP) and any other appropriate agencies.

Two years from the date of Closing, if Seller and Guarantors have not defaulted under or been in breach of any of their obligations to Buyer, Buyer shall obtain and deliver to Escrow Agent additional shares of Stock if the Closing Market Price of the Stock on the thirtieth day prior to such date shall be less than $78,000.00.


NOTE 5. Accrued Interest

      Accrued interest represents interest accrued and unpaid on Bond holders notes of $34,100 and officer/shareholder loans, which have been totally paid as of June 30, 1995, of $77,600. The unpaid officer/shareholders loan interest is presently being paid at $4,000 per month as part of a consulting agreement with the former officer, now consultant, to the company.
















AN-CON GENETICS, INC.


PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Consolidated sales revenues increased by 25% from $2,073,300 to $2,592,300 for the six months ended June 30, 1995 as compared to the similar period in 1994. Gross profits for the two periods were $748,600 and $1,091,000, respectively, and the gross profit percentage increased to 42% in 1995 from 36.1% for the same period in 1994.

Consolidated sales and administrative salaries and related expenses increased by 36 % from $214,000 to $291,100, in the six months ended June 30, 1995 as compared to the same period in 1994.

Consolidated professional services decreased by 14.4% to $134,700 in the six months ended June 30, 1995 as compared to $157,500 in the same period of the previous year. The 1995 amount included the issuance of 27,500 post split shares for past and present services that the Board of Directors authorized which amounted to $7,900.

Consolidated selling, general and administration expenses increased by 35% to $696,700 in the six month period ended June 30, 1995 as compared to $516,600 the six months ended June 30, 1994.

Research and development costs of $84,700 for the first six months of 1995 are mostly attributable to the development of a new formulation
of tissue fixative.   Aaron contributed $22,400 to these costs for
the development of a broad line of electrosurgical blades.

The Company had a consolidated loss of $40,800 for the six months ended June 30, 1995 as compared to a consolidated loss of $143,200 for the six months ended June 30, 1994. A loss of $117,600 for the six months ended June 30, 1995 was reduced by a gain of $76,900 from the settlement of debt.

Financial Condition and Liquidity

Consolidated working capital of the Company was $632,900 on June 30, 1995 as compared to a deficit of ($107,000) on June 30,1994 and $745,900 on December 31, 1994.

On June 30, 1995, consolidated total assets were $2,716,000 as compared to $1,592,500 on June 30, 1994 and $2,205,900 on December 31, 1994.






AN-CON GENETICS, INC.

PART I.  FINANCIAL INFORMATION (continued)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
(continued)

Financial Condition and Liquidity (continued)

The Company's consolidated cash decreased by $490,700 (89%) over the six months ended June 30, 1995. The net cash used in operations was $330,600. The Company utilized $101,800 to reduce notes payable and $108,300 to acquire fixed assets.

The Company has not paid interest on long term bond obligations which
have been due since November, 1990.   Certain bondholders redeemed
their debt and accrued interest for shares of the company which amounted to $70,000 in principal and $26,900 in interest. The total amount of interest payable on long term obligations remaining was $34,100. As of June 30, 1995, the bondholders had made no declaration that the principal was due and payable.

The Company is attempting to raise additional capital from outside sources. The Company is in the process of preparing a registration statement to be filed with the Securities and Exchange Commission to register additional shares for sale and to register the shares exchanged for Aaron Medical Industries, Inc. shares.

As part of an agreement with Aaron Medical Industries, Inc. the Company advanced $254,600 to Aaron Medical Industries, Inc. as a working capital loan. In January, 1995, pursuant to an agreement (which was subsequently amended and restated) and the approval of shareholders of Aaron Medical Industries, Inc., the Company completed its acquisition of all of the outstanding shares of Aaron, now a wholly owned subsidiary.

Products - Aaron

Electro surgical blades

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












AN-CON GENETICS, INC.

PART I.  FINANCIAL INFORMATION (continued)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
(continued)

Multifunction Electrocautery Tool

On July 20, 1994, the Company purchased all rights, title and interest to a patent application and the invention for a multifunction electrocautery tool having an associated suction apparatus. The Company transferred 87,000 unregistered shares of An-Con to the owner and will pay a 3% royalty on all sales. The product will be marketed and manufactured by Aaron Medical Industries, Inc. Sales are likely to begin in the fourth quarter of 1995.

Products -  An-Con

Tissue Fixatives

1.  OmniFix
Research is being conducted to enhance the performance and significantly reduce the cost of producing OmniFix II.

2.  New Fixative
A new large section tissue fixative has been developed that is to be marketed when a contract producer is located. The company will then be marketing both products, one product line for small tissues and one for large section/thick blocks and whole organs.


Appointment of New Officer

On June 14, 1995 the Board of Directors appointed Mr. Delton N. Cunningham Secretary/Treasurer of the corporation. Mr. Cunningham is a Certified Public Accountant and is presently employed as Vice President/Chief Financial Officer and Secretary of Aaron Medical Industries, Inc.

AN-CON GENETICS, INC.


PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Form 10-KSB for the years ended December 31, 1994 and 1993, Part I, Item 3. No new litigation commenced in the six months ended June 30, 1995.

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


ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibits

28   None

(B) On May 7, 1995, a report was filed on Form 8-K and included the certified audited financial statements of Aaron Medical Industries, Inc. (Aaron) for the calendar year 1994 and the pooling of interests agreement, dated April 14, 1995, between the Company and Aaron.



















SIGNATURES:


   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            An-Con Genetics, Inc.
                          (Registrant)


Date:
                                                        J. Robert Saron
                                                        Chairman and CEO



Date:
                                                        Delton N. Cunningham
                                                        Secretary  and Treasurer

































EXHIBIT 27
AN-CON GENETICS, INC.
APPENDIX A TO ITEM 601(c) OF REGULATION S-B
COMMERCIAL AND INDUSTRIAL COMPANIES
ARTICLE 5 OF REGULATION S-X
FINANCIAL DATA SCHEDULE
                                                           Quarter Ended
ITEM NUMBER      ITEM DESCRIPTION                                  6/30/95

5-02 (1)           Cash and cash items            60,000
5-02 (2)           Marketable securities                 --
5-02 (3)(a)(1)     Notes and accounts receivable
                -trade                                       775,700
5-02 (4)                  Allowances for doubtful
                accounts                                        --
5-02 (6)                  Inventory                        605,200
5-02 (9)                  Total current assets                       1,522,000
5-02 (13)          Property, plant and
                equipment                               1,849,300
5-02 (14)          Accumulated depreciation      735,100
5-02 (18)          Total assets                       2,716,000
5-02 (21)                Total current liabilities                       889,100
5-02 (22)                Bonds, mortgages and
                similar debt                                         596,100
5-02 (28)                Preferred stock-mandatory
                redemption                                           --
5-02 (29)          Preferred stock-no mandatory
                redemption                                           --
5-02 (30)                Common stock                                18,300
5-02 (31)          Other stockholders' equity                        1,212,500
5-02 (32)                Total liabilities and
                stockholders' equity        2,716,000
5-03 (b) (a)          Net sales of tangible
                 products                 2,592,300
5-03 (b) 1              Total revenues              2,592,300
5-03 (b) 2 (a)     Cost of tangible goods sold                       1,501,300
5-03 (b) 2         Total costs and expenses
                     applicable to sales and
                revenue                   1,501,300
5-03 (b) 3         Other costs and expenses                          1,070,000
5-03 (b) 5         Provision for doubtful
                accounts and notes                                   --
5-03 (b) (8)          Interest and amortization
                of debt discount                     3,900
5-03 (b) (10)      Income before taxes and
                other items                            (117,600)
5-03 (b) (11)        Income tax expense                              --
5-03 (b) (14)        Income/loss continuing
                operations                  (117,600)
5-03 (b) (15)        Discontinued operations                            --
5-03 (b) (17)        Extraordinary items               76,800
5-03 (b) (18)      Cumulative effect-changes
                in accounting principles             --
5-03 (b) (19)      Net income or loss           (40,800)
5-03 (b) (20)  Earnings per share-primary      (.02)
5-03 (b) (20)  Earnings per share-fully diluted .01