Form 10KSB
period 1995-12-31
AN CON GENETICS INC
filed 1996-04-29
CIK 719135

U.S. SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON , D.C.  20549
                                Form 10-KSB
(Mark One)

     [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

     For the fiscal year ended December 31,1995

     [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

Commission file number 0-12183
                           AN-CON GENETICS INC.
              (Name of small business issuer in its charter)
Delaware                                                         11-2644611
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification No.)

        One Huntington Quadrangle, Suite INll, Melville, N.Y. 11747
            (Address of principal executive offices) (Zip Code)

Issuer's telephone number (516) 694-8470

Securities registered under Section 12(b) of the Exchange Act:

Title of each class  Name of each exchange on which registered
 N/A                             N/A

Securities registered under Section 12(g) of the Exchange Act:

                                  Common
                             (Title of class)

     Check whether the issuer (I) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB any amendment to this Form 10-KSB. [ X ]

Issuer's revenues for its most recent fiscal year were $5,521,000

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 22, 1996 was $5,975,509.

      (INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)
                                    N/A
                (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date     4,405,340    .

                    DOCUMENTS INCORPORATED BY REFERENCE
There are no documents incorporated by reference.


An-Con Genetics, Inc.
1995 Form 10-KSB Annual Report


Table of Contents



Part I

Item         1.   Description of Business . . . . . . . . . . .2

Item         2.   Properties. . . . . . . . . . . . . . . . . .8

Item         3.   Legal Proceedings . . . . . . . . . . . . . .9

Item         4.   Submission of Matters to a Vote of
                  Security Holders. . . . . . . . . . . . . . .10


Part II
Item         5.   Markets and Market Prices . . . . . . . . . .10

Item         6.   Managements Discussion and Analysis . . . . .11

Item         7.   Financial Statements   (See Financial Section)

Item         8.   Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure. . . .15


Part III

Item         9.   Directors, Executive Officers, Promoters
                  and Control Persons . . . . . . . . . . . . .15

Item         10.  Remuneration. . . . . . . . . . . . . . . . .18

Item         11.  Security Ownership of Certain Beneficial Owners. . 21

Item         12.  Certain Relationships and Related Transactions . . 22

Item         13.  Exhibits and Reports on Form 8-k. . . . . . .26

                  Financial Data Schedule . . . . . . . . . . .28

                           AN-CON GENETICS, INC.

Item 1.   Description of Business.

Background

An-Con Genetics, Inc. (the "Company") was incorporated in 1982 under the laws of the State of Delaware to engage in research and development relating to certain genetic devices. The Company has changed its direction and operations from genetics to the development and marketing of a line of tissue fixatives, under the OmniFix tradename. In addition, the Company has recently acquired (as of January 11, 1995) all of the outstanding shares of Aaron Medical Industries, Inc., a Florida Corporation, principally engaged in the business of manufacturing and selling battery operated cauteries, specialty medical and commercial lighting instruments and electro-surgical devices to distributors that serve physicians and hospitals. See "Significant Subsidiary - Aaron Medical Industries, Inc.". An-Con maintains New York offices at One Huntington Quadrangle, Melville, NY 11747 and a principal executive office at 7100 30th Avenue North, St. Petersburg, Florida 33710-2902, at which latter location Aaron Medical Industries, Inc. also maintains its executive offices and manufacturing facilities. (See "Properties").

Licensed Products
OmniFix II

The Company is the holder of a U.S. license to manufacture and market OmniFix II which is formulated to replace formaldehyde in hospital and clinical pathology laboratories.

The Company is currently marketing OmniFix II to clinical laboratories, hospitals and pharmaceutical companies nationwide. The present customer base covers many states, including Hawaii.

New Company Products

Omnifix 2000. The Company intends to substantially replace Omnifix II which, in addition to preserving thin tissue specimens, also provides preservation of thicker/larger tissues. Pathologists have a need for a safe fixative for use in preserving large sections/tissue blocks specimens. To meet this requirement, the Company has developed a new patent pending formulation. The Company is presently initiating test marketing of this new product. This formulation is comprised of certain proprietary ingredients which includes trace amounts of formaldehyde (well below OSHA safety standards and not requiring special handling). The formulation is deemed by management to be a safer alternative to formalin (a formaldehyde based product requiring special handling under OSHA guidelines), is non-flammable, provides sharp and clear cellular detail, rapid staining, is compatible with all processors and, unlike formalin, is routinely disposable. Although no assurance can be given, Management believes, that since Omnifix 2000 (like formalin) preserves both thin and thick tissue, the product has reasonable expectation of penetrating a percentage of formalin's market niche. (See "Competition").

Battery Operated Cauteries

The Company's subsidiary, Aaron, is principally engaged in the business of manufacturing and selling battery operated cauteries, specialty medical and commercial lighting instruments and electro-surgical devices. Aaron's largest current product line is battery operated cauteries. Cauteries were originally designed for precise hemostasis (to stop bleeding) in ophthalmology. The current use of cauteries has been substantially expanded to include sculpting woven grafts in bypass surgery, vasectomies, evacuation of subungual hematoma (smashed fingernail) and for stopping bleeding in many types of surgery. Battery operated cauteries were originally designed, and are still primarily delivered, as a sterile one time use product in the USA. The Company manufactures more types of cauteries than any other company in the world at its facility in St. Petersburg. The Company also manufactures a line of replaceable battery and tip cauteries. This design allows the doctor to use one of many different sterile tips which also includes a sterile drape cover for the handle and to replace the batteries when they are depleted. This was originally designed for use in international sales, but has enjoyed growing success in the USA at the doctor's office and clinic level. The sterile disposable cauteries are still far more popular in the hospital operating room domestically.

Battery operated Medical and Industrial Lights

The Company, through its subsidiary Aaron, manufactures a variety of specialty lighting instruments for use in ophthalmology as well as patented flexible lighting instruments for general surgery, hip replacement surgery and for the placement of endotracheal tubes in emergency situations and prior to surgery. The lighting instruments have also been adapted for commercial and industrial use, such as for automotive mechanics through Snap On Tools, Mac and Matco, for the locksmiths through HPC and others. In 1995 the Company enjoyed a first time opportunity for retail sales with Walmart and Sears. This resulted in approximately $350,000 in additional sales to make total sales through this distributor $1,000,000. In the first quarter of 1996 sales through the same distributor to this market sector were $125,000. The Company is currently evaluating several markets and marketing techniques to expand the sales of Benda-A-Lights both domestically and internationally.

Electrosurgical Products

The Company's subsidiary, Aaron, over the past two years, has continued to expand its product line of electrosurgical products. Electrosurgical products are the electrodes (blade, ball, needle and loop) used in conjunction with an electrosurgical pencil(the handle that the electrode is attached to) which plugs into a generator. The generator plugs into a wall outlet and provides the radio frequency which when combined with the electrode and pencil, cut and/or coagulate during surgery.

The electrode has traditionally been made of stainless steel and is supplied sterile for a one time use. Aaron has evaluated the electrosurgical market by having electrodes manufactured to its specifications domestically. The Company has ordered parts off shore, built to the same specifications, with cost savings of fifty percent and more. This will increase the competitiveness of the Company and allow it to expand its sales effort.

Multi-Function Cautery

The Multi-Function Cautery Pencil (MFC) was introduced at the American College of Surgeons meeting in the fourth quarter of 1995 to receive feedback from surgeons before final release. The product is now being manufactured for formal release in the second quarter of 1996. The MFC is a patented device, developed by a group of California surgeons, and acquired by An-Con for Aaron. The device combines, in one instrument, the ability for the surgeon to cut and or coagulate, while simultaneously evacuating the smoke associated with electrosurgery and to remove fluids from the surgical site, all with one hand and without assistance.

Resistick

The patent pending Resistick, reduced stick electrodes, are a coated blade, ball or needle, which is also used in electrosurgery. The advantage of these electrodes over the standard stainless steel electrode is that due to the proprietary coating, they clean easier during surgery thus speeding up the surgical procedure. All standard electrodes develop a build up during surgery which insulates the electrode making it cut and/or coagulate less efficiently. Therefore, the surgeon must stop and scrape the electrode before continuing. This stopping and starting wastes both time and money. The Resistick electrode was designed to correct this situation.

The reduced stick electrode market is dominated by MegaDyne Medical Products, Inc. which is believed by management to virtually control the entire existing market. Unlike the MegaDyne product, which relies on essentially, exclusively by capacity coupling to cause hemostasis during surgery, the Company's products denominate characteristics that are resistive in nature. MegaDyne has recently instituted an action against Aaron for patent infringement. See "Legal Proceedings".

Aaron 800

The Aaron 800 is a low powered office based generator designed primarily for dermatology. The unit is a 30 watt high frequency desiccator used mainly for removing small skin lesions and growth in the doctor's office. This unit was designed with sufficient base technology to move toward more powerful office based generators without requiring the additional time consuming expense of total redesign. The Company signed a distribution agreement with Dermatology Lab and Supply in the first quarter of 1996, which included a purchase order for 1000 units plus accessories which totals in excess of $700,000.

Nerve Locator Stimulators

The Company manufactures three different nerve locator stimulators which are primarily used for identifying motor nerves in hand and facial reconstructive surgery. These nerve locator stimulators are self contained, battery operated units, which are for one surgical procedure. The Company has a patent on the Neuro Pulse III which has a pulsing variable design.

Other Products

The Company has patent rights for an auto-focusing bar code reader, the "Intelliscan Reader", the development of which is presently suspended. The Company has no present plans to complete development for commercialization.

Manufacturing, Marketing and Distribution

The Company manufactures the majority of its products on its premises in St. Petersburg, Florida. Labor intensive products are out-sourced to the Company's specification offshore. The Company markets its products through national trade journal advertising and by attending approximately fifteen trade shows per year. These shows are mainly aimed at the actual users of the product (surgeons, doctors or nurses); however the Company also attends distributor meetings. These are the distributors who actually sell the product to the end users. The Company sells under the Aaron label through general and specialty distributors across the country and also private labels its products for major distributors such as Baxter, General Medical, and Durr Medical.

Competition

The medical industry is highly competitive and it is generally known that it will become more so in the future. The industry is characterized by the frequent introduction of new products and services. The Company's competitors in this field are well established, do a substantial amount of business, and have greater financial resources and facilities than the Company.

One of the Company's major competitors is Xomed/Treace. Xomed/Treace carries products that are similar to those of the Company and has the advantage of early market entry. Over time, Xomed's market share has decreased to approximately 50% of the total market. Other line competitors are Alcon, Valley Labs and Conmed. Aaron's products are competitively priced and its new cautery line has a longer shelf life (four years) as compared to a shelf life of one or two years for competing products.

Aaron introduced eight new products for a variety of specialties at the Health Industry Distributors Association Annual Meeting in October, 1995. The products are two new nerve locator stimulators for hand and face reconstructive surgery. Two ophthalmic power handles for corneal rust ring removal and two new diamond burrs for polishing the pterygium bed after surgical removal and for lid margin lesions. The last two products are for the emergency room or walk-in clinic. The nail drill and replacement bits are for relief of a subungual hematoma (smashed fingernail).

Seven of the Company's eight new products compete with
Xomed/Treace products.   Management believes, based upon past
performance that the Company has the ability to aggressively compete in this market.

Regulation

Since many of the products manufactured by the Company are medical devices, it is necessary for the Company to obtain Federal Food and Drug Administration ("FDA") permission prior to their marketing. Applying for permission can sometimes delay entry of certain products into the market place to the detriment of the Company.

Patents and Trademarks

The Company has a patent pending with respect to its new product, Omnifix 2000. No assurance can be given that a patent will protect the Company from duplication or infringement.

The Company owns a total of ten patents and other patents pending covering multiple products. Though some of these products are protected by patents, no assurance that competitors will not infringe the Company's patent rights or otherwise create similar competing products that are technically patentable in there own right.

Management believes that general and product liability exposures are adequately covered by insurance.

Research and Development

The approximate amount expended by the Company on developing Omnifix 2000 and Aaron products during the years 1995 and 1994 inclusive of travel, professional services and related general and administrative expenses, total $121,900 and $47,200 on a proforma bases, respectively. The Company has not incurred any direct costs relating to environmental regulations or requirements.

Employees

During most of 1994 An-Con had three employees, two officers and one secretary. In the fourth quarter of 1994 the company hired a chemist, and a laboratory technician, (now a consultant to the Company) to develop and market its OmniFix products.
The Company also employs an unsalaried Vice-President for Far Eastern affairs. In January 1995 the Company acquired Aaron which presently has a total of 75 employees. These consist of 4 executives, 5 administrative, 5 sales, and 61 technical or factory employees.


SIGNIFICANT SUBSIDIARY -
AARON MEDICAL INDUSTRIES, INC.

Pursuant to the Final Acquisition Agreement the shareholders of Aaron Medical Industries, Inc., a Florida Corporation, agreed to exchange all of the outstanding shares of Aaron for shares of An-Con and upon issuance, the shares deliverable to Aaron shareholders would constitute 49% of an agreed amount of outstanding shares of An-Con Genetics, Inc. The Acquisition was consummated as of January 11, 1995 (a) and the shares issuable to Aaron shareholders are issued in Escrow pending effectiveness of a Prospectus and (b) ratification of the Final Acquisition Agreement. The transaction with Aaron is accounted for as a purchase for financial accounting purposes and as of the date hereof, Aaron is a 100% wholly owned subsidiary of An-Con.

Background

Aaron Medical Industries, Inc., is a Florida Corporation with offices and manufacturing facilities in St. Petersburg, Florida. It is principally engaged in the business of manufacturing and selling battery operated cauteries, specialty medical and commercial lighting instruments and electro-surgical devices through distributors to physicians and hospitals. Aaron is the successor to Sun-Key Medical Manufacturing, Inc., which filed a voluntary petition on March 10, 1989, under Chapter 11 of the Bankruptcy Act. The predecessor and an affiliate thereof, which also filed a petition on October 31, 1988, were consolidated into a single bankruptcy case due to the intimate and intertwined affairs of both corporations. On July 31, 1989, pursuant to a plan of arrangement (the "Plan") Sun-Key Medical Manufacturing, Inc. reorganized, acquired Key Technologies, Inc., and changed its name to Aaron Medical Industries, Inc. The Plan called for payment of secured creditors ($10,500), priority claims ($136,000) and unsecured creditors ($1,531,900). Secured creditors and priority creditors were paid in full and unsecured creditors received $.1156 for each dollar owed. Payments were to be made from operations. As of December 31, 1995, all creditors were paid in full.

Through its subsidiary Aaron, the Company manufactures and sells its products under its own label to more than 850 distributors worldwide. The Company has private label arrangements with health care buying groups and hospital supply companies.

Aaron Products

Due to An-Con's offer of an exchange of share with Aaron shareholders prior to the filing and effectiveness of an appropriate S-4 Registration Statement with the Securities and Exchange Commission, An-Con is in the process of making a cash rescission offer to all former Aaron shareholders at a price of $.22 per share of their holdings in Aaron.

              RECENT ACQUISITION BY AARON

Purchase - Suncoast Design

On November 16, 1995 the Company, through its subsidiary Aaron, purchased the business of Suncoast Design Service for $96,500.
Suncoast is in the business of designing and maintaining assembly line equipment for manufacturing companies (machine shop).

Suncoast has moved its equipment onto the premises of the Company and continues to bill its previous customers in the Company's name in addition to support the Company's needs, such as prototyping, production line and maintenance.

The Company paid $15,000 down and issued notes payable of $81,500 payable at $823.11 per week over two years.

Purchase - ECU Technology

On December 15, 1995 the Company, through Aaron purchased the design rights for the technology to manufacture a 30 watt electrosurgical coagulation device (ECU) for $185,000; $100,000 was paid at closing and $85,000 payable in notes over eighteen months with interest at 10% per annum. Monthly payments are $5,105.85.

The device is to be made by a third party manufacturer with which the Company has a one year contract to produce the unit for a fixed price with a provision for a second year at an agreed upon price.

Aaron has also hired the former director of physicians office products of the market leader in this specialty field as a salesman. As part of the arrangement this individual loaned the Company $30,000 to be paid back at 10% interest over 2 years.

Item 2.   Properties.

The Company has moved its executive offices to the Aaron facility located at 7100 30th Avenue N., St. Petersburg, Florida 33710-2902, during the first quarter of 1995. The Company's New York office is being maintained until at least January 31, 1997 when its current lease terminates. On February 28, 1995, a new two-year lease agreement was signed with the landlord of the Company's executive offices in Melville, New York requiring an annual rental payment of $24,000. Pursuant to the new lease, unpaid past rents of $54,200 were forgiven.

On March 8, 1993, Aaron entered into a five year operating lease agreement with minimum future rental payments for five years beginning on May 1, 1993 with annual rental payments increasing each year with appropriate increased square footage rented. The lease agreement also provided for an option to acquire the land and building under certain terms. The total minimum rental under the lease was $347,400 over the five year term.

On June 26, 1995 Aaron Medical Industries, Inc., exercised its option to purchase the land and building it presently occupies for $625,000. The purchase was financed as follows:

Cash                                $ 47,000
Purchase Money Mortgage                         500,000(a)
An-Con Shares
(60,000 X 1.30 per share)            78,000(b)
Total purchase price           $625,000


(a) Payment of principal and interest at 10% payable monthly at $5,373.06 until July 1, 1998 when a balloon payment of $439,074.27 is due.

(b) The An-Con shares were provided by An-Con and are restricted for 2 years. The shares are being held in escrow pursuant to an agreement. The agreement further restricts the release of the shares until the seller takes such action as is necessary to further investigate, define and remediate such contamination that exists on the property and is referred to in certain environmental reports pursuant to a Remedial Action Plan approved by the State of Florida Department of Environmental Protection (DEP) and any other appropriate agencies.

In January 1996, the State of Florida approved a Remediation
Plan, and work should begin in the 2nd Quarter of 1996.

No assessment can be made at this time as to the cost to the Company if the Seller does not complete the work required in the plan approved by the State of Florida.

Two years from the date of Closing, if Seller and Guarantors have not defaulted under or been in breach of any of their obligations to Buyer, Buyer shall obtain and deliver to Escrow Agent additional shares of Stock if based upon the "Closing Market Price" of the Stock on the thirtieth day prior to such date, the escrowed shares shall have a value of not less than $78,000.00.

Item 3.   Legal Proceedings

Speiser

On December 29, 1992, Robert Speiser, the then Chief Executive Officer of An-Con, obtained a Confession of Judgment in the Supreme Court, State of New York, Counties of Suffolk and Westchester for amounts due on loans to the Company of $92,239 and $190,957 inclusive of interest at 12% to May 27, 1992 and
9% thereafter.   These loans represent amounts claimed by Mr.
Speiser to have been expended on behalf of the Company and funds loaned to the Company. As reported to the Board of Directors, Mr. Speiser's actions were motivated solely to deter threatened action by the landlord to file a judgment at that time of $41,700 in rental arrears. Mr. Speiser has indicated that he does not intend to enforce this judgment. On March 29, 1993 and in subsequent letters of instruction to the Sheriff of Suffolk County, Mr. Speiser requested that the execution of the above-mentioned judgments be held in abeyance for a 60 day period, until August 30, 1993. On February 28, 1994, the executive order expired. As of December 31, 1995, the Company had repaid $235,100 of the principal amount upon which the aforesaid judgments were based. See "Certain
Relationships and Related Transactions".

Scura

A lawsuit was commenced against the Company by Frank Scura, a non-affiliated person in the Supreme Court of the State of New York, Suffolk County, in December 1991 alleging breach of a financial consulting agreement and seeking damages of $3,000,000. In 1993, a settlement had been reached between the parties whereby the Company had agreed to issue 100,000 (pre-split) shares to the plaintiff in full settlement of any and all claims. Mr. Scura subsequently refused to execute the stipulation of settlement. Company counsel is of the opinion that Mr. Scura's claim has no merit and does not present a material contingent liability.



MegaDyne

On March 14, 1996 MegaDyne Medical Products, Inc. a Utah Corporation filed a complaint for injunctive relief and damages for patent infringement (35 USC.S. 271) in the U.S. District Court, District of Utah, Central Division. MegaDyne asserts that the Company has used its process for creating an Electro-surgical knife coated with a non-stick material. MegaDyne states that it is entitled to an accounting from the Company and to recover the damages sustained by MegaDyne as a result of infringing products. Such damages include, but are not limited to, lost sales and profits due to sales of the infringing products and a reasonable royalty for use of the patented invention. MegaDyne claims it is presently unable to ascertain the full extent of monetary damages it has suffered by reason of Aaron's aforesaid acts of infringement.

As of March 31, 1996 the Company sold approximately $90,000 of Resistick. The Company counsel claims that scientific testing demonstrates that the Company's electro-surgical blade does not infringe MegaDyne's patent in that it is resistive in nature. Thus, there is no capacitive coupling of radio frequency energy as recited in independent claims 1 and 5 of MegaDyne's U.S. 4,785,807.

Accordingly, there appears to be no literal infringement of the patent as alleged in suit. However, without benefit of the prosecution history, an authoritative opinion as to infringement under the doctrine of equivalents is not possible.

Furthermore, initial investigation suggests that the Company's
Electro-surgical blade does not include a second coat of non-stick fluorinated hydrocarbon material as recited in independent claims 1 and 5.


Item 4.   Submission of Matters to a Vote of Security Holders

No Meeting of the Shareholders was held during 1995.



                        PART II


Item 5.

Markets and Market Prices

An-Con's common stock is traded in the over-the-counter market on the National Associations of Securities Dealers, Inc. Bulletin Board ("NASD Bulletin Board"). The table shows the reported high and low bid prices for the common stock during each quarter of the last eight quarters as reported by the NASD Bulletin Board (symbol "AGNT"). These Prices do not represent actual transactions and do not include retail mark-ups, mark-downs or commissions.





                                            High                      Low

                    1994

                   lst Quarter              3                         2 3/4

                   2nd Quarter              3                         1 1/2

                   3rd Quarter              3 3/8                     1 5/8

                   4th Quarter              2 5/8                     1

                                            High                      Low
                    1995

                   1st Quarter              1 7/8                     1

                   2nd Quarter              2 7/16               1 3/4

                   3rd Quarter              2 3/8                     1 3/4

                   4th Quarter              2 1/8                     1 1/2


On March 22, 1996, the Closing bid for An-Con's Common Stock as reported by the NASD Bulletin Board was $1.38 per share. As of March 22, 1996, the total number of shareholders of An-Con's Common Stock was approximately 850 exclusive of shareholders whose shares are held in the name of their broker or stock depositories or the escrow agent holding shares for the benefit of An-Con shareholders which are estimated to be 1,000 additional shareholders.


Item 6.   Management's Discussion and Analysis.

Results of Operations

An-Con's net revenues for 1995 increased to $5.5 million from $4.2 million in 1994 on a proforma basis. The purchase of Aaron Medical accounted for $5.45 million of 1995 sales. For 1995 there was a 31% increase in sales. The increase in sales of $1.3 million was attributable to a 5% increase in selling prices, an increase of 50% in Bend-A-Light sales and 50% increase in foreign sales of various company products. Gross profit percentage on a proforma basis increased by 7% from 1994 to 1995 principally due to a reduction in material cost, new designs to reduce waste and production efficiency.

Proforma cost of goods sold increased by 20% from 1994 to 1995 due to broad-level product volume growth. During 1995 and 1994, Aaron's family of cauteries accounted for 50% of sales and 28% of cost of goods sold.

Research and development spending grew on a proforma basis by 476% from 1994 to 1995 as the Company continued to invest in the development of OmniFix 2000, the MFC (multi-function cautery) and other Aaron products.

The proforma increase in net interest of $34,000 was attributable to the Aaron building purchased in June 1995 of $25,000 and the interest on the Aaron shareholders' cash rescission rights of $48,000. There was a decrease in interest mainly attributed to bonds exchanged for shares and by the payment of officers' loans.

The Company's effective income tax rate would have been 35.7% except that both An-Con and Aaron have loss carryovers. For 1995 Aaron recognized $183,300 in tax benefit for the years 1996 and 1997. Aaron's past five years have been progressively more profitable and it is the Company's belief that it will be able to use the remaining carryover losses to offset gains in 1996 and 1997.

Other expenses for selling, general and administrative increased on a proforma basis by 9% which is attributable to the increase in sales.

Professional services increased by 11% on a proforma basis from 1994 to 1995. These services are mainly attributable to legal and auditing associated with the Aaron acquisition and the preparation of securities filings in 1994 and 1995.

Positive net income was achieved for the first time in 1995.
The Company's management expects this trend to continue.

The Company sells its products in a similar fashion in the international market as it does in the USA, through distributors. These distributors are found mainly through response to company advertising in international medical journals or contacts made at domestic or international trade shows. The Company began attending trade shows in foreign countries for the first time in 1993. Since that time, international sales have more than doubled from the 1993 sales figure of $553,000. The main focus for export sales has been Western Europe. The Company has distributors in all major markets there. The Company exhibited for the first time in South America, Sao Paulo, Brazil in 1995. The Company intends to continue marketing their products via this manner, targeting different regions of the world, while returning to major markets for increased market exposure and to introduce new products. In 1996, the Company will exhibit for the first time in the United Kingdom, the United Arab Emirates (Middle East) and Bangkok, Thailand (Far East).

During 1995, international sales of the Aaron Medical product line continued to increase. These sales were $1.25 million which represented 22% of total sales. This compares favorably to 1994 where total international sales on a proforma basis were $775,000 representing 19% of total sales. The increase from 1994 to 1995 represents a 62% increase in sales volume.
To minimize credit risk, new international distributors in most instances pay cash in advance or by irrevocable letter of credit. This form of credit policy is customary and is not considered a detriment to further increased international sales.

Fixed costs remained materially unchanged when comparing 1995 to 1994 on a proforma basis. However, in the first quarter of 1996, fixed costs increased to allow the introduction of new products, new sales personnel, and to improve the Company's quality control system to assure good manufacturing practices as required by the Food and Drug Administration. At the same time, variable costs were reduced by discontinuing commissions paid to domestic sales representatives.

Variable material and labor costs were reduced through improved purchasing strategies and product design. Additionally, the Company has begun purchasing certain labor intensive items off shore, effectively reducing cost of materials, and improving margins.

New product development and improvements to the Company's facility required by regulatory agencies in the fourth quarter of 1995 and projected in 1996 in the amount of $550,000 were and will be funded primarily through internal cash flow, thus restricting the amount of working capital available in the first quarter of 1996. The allocation of working capital to these projects caused the company's normally prompt payment record with trade vendors to decline slightly. In order to provide additional working capital, the Company secured a three month $100,000 credit facility with a local commercial bank in the first quarter of 1996 and raised $180,000 through a private placement of shares during the last quarter of 1995 and the first quarter of 1996.

Financial Condition

With the acquisition of Aaron, the Company's financial condition has stabilized. As of December 31, 1995, cash totaled $165,800 down from $550,700 at December 31, 1994 on a proforma basis. Cash generated from operating activities rose to $12,500 in 1995 compared to cash applied on a proforma basis in 1994 of $222,000. Working capital of the company on December 31, 1995 was a negative $858,900 which is attributable to the liability due Aaron shareholders of $1,331,800.

Investing activities contributed $381,100 in cash during 1995, compared to $123,300 in 1994 on a proforma basis. Capital expenditures increased substantially in 1995 as the Company continued to invest in property, plant and equipment needed for future business requirements, including manufacturing capacity. The Company expects to spend approximately $375,000 for capital additions in 1996 of which approximately $150,000 was committed for the construction and renovation of the St. Petersburg facility.

The Company's ten largest customers accounted for approximately
53% of net revenues for 1995. At December 31, 1995, the same ten customers accounted for approximately 33% of outstanding accounts receivables.

The Company used $16,300 and received $998,800 from financing activities in 1995 and 1994 on a proforma basis, respectively. The most significant items of financing activity in 1995 were the reduction of officers' loans of $90,700 and the $75,000 cost of the underwriting associated with the Aaron purchase. Sources of funds were the receipt of subscriptions receivable of $64,900 and issuance of 80,000 common shares for $80,000.

The Company believes that it has the financial resources needed to meet business requirements in the foreseeable future, including capital expenditures for the expansion of its manufacturing site, working capital requirements, and product development programs.

Outlook

The statements contained in this Outlook are based on current expectations. These statements are forward looking, and actual results may differ materially.

The Company believes that the world market for disposable medical products, such as the Company's battery-operated cauteries, has significant growth potential because these type of products have not been affordable or effectively marketed outside the U.S. Because of these factors, the Company has designed certain disposable products to be reusable. The Company will expand its marketing thrust internationally by attending more foreign shows than it did in 1995. The Company presently has a significant portion of the U.S. cautery market and does not expect a dramatic growth in sales of cautery-related products domestically.

The Company, over the past two years has chosen to expand its product line of electrosurgical products. Electrosurgical products sold by the Company are the standard electrodes, the patented Multi-Function Cautery, the patent pending Resistick line of reduced stick electrodes and the Aaron 800 high frequency desiccator.

In 1995, the Company had sales of $200,000 in the electrosurgical product area. The electrosurgical product line is a larger market than the Company has normally sold into and is dominated by two main competitors, Valley Lab a division of Pfizer and Conmed, based in Utica, New York. In the area of reduced stick electrodes, the main competitor is MegaDyne. The combined markets for the Company's electrosurgical products exceeds $100 million annually. Management believes that electrosurgical product sales will move from fifth place to second in total Company sales by product line in 1996 and will be the largest single product line by 1997.

Non-Medical Products

The Company for 1995 sold $1.2 million of its flexible lighting products used primarily in the automotive and locksmith industries. Approximately $1.0 million was sold to one customer. The Company is intending to expand this market with the addition of a higher quality flexible light unit. The higher quality version of the Bend-A-Liter will be sold into the same markets as the Company presently sells its less expensive unit.

The Company intends to manufacture a fiber optic flexible scope to compete in the automotive, aircraft and quality maintenance markets. The product will compete with much more expensive units built by companies such as Olympus. After the Company has successfully marketed the industrial fiber optic flexible scope, it intends to redesign, manufacture and market a medical scope.

Liquidity and Future Plans

Since the acquisition of Aaron Medical Industries, Inc. the Company has changed its direction from acquiring ownership interest in companies to acquiring new product technology and expanding manufacturing capabilities through Aaron. The Aaron 800 is a prime example of this new direction. Other products and technologies are being evaluated for future development. Continued strong international sales growth is expected by management. The Company has authorized a private placement on its behalf and intends to raise money in this manner. During the first quarter of 1996, the Company raised $100,000 from the sale of common stock. The Company has obtained a short-term line of credit with a local commercial bank for $100,000.

The Company's future results of operations and the other forward-looking statements contained in the Outlook, in particular the statements regarding growth in the medical products industry, capital spending, research and development, and marketing and general and administrative expenses, involve a number of risks and uncertainties. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: business conditions and the general economy; competitive factors such as rival manufacturers availability of products at reasonable prices; risk of nonpayment of accounts receivable; risks associated with foreign operations; and litigation involving intellectual property and consumer issues.

An-Con believes that it has the product mix, facilities, personnel, and competitive and financial resources for continued business success, but future revenues, costs, margins, product mix and profits are all influenced by a number of factors, as discussed above.


Item 7.   Financial Statements.

                    (See Attached)

Item 8.   Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure.

                 There are no disagreements with or changes in accountants.


             PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons

Name             Age       Position       Director since

J. Robert Saron*    43           Chairman of the Board
                    Chief Executive
                    Officer, Director     August, 1994

Andrew Makrides 54  President, Director   December, 1982

Joseph F. Valenti   79           Director             October, 1995

George W. Kromer    55           Director             October, 1995

Delton Cunningham   31           Secretary, Treasurer
                    Chief Financial Officer    --

Tsang Yang Tseng    48           Vice-President     --
                    Far East Affairs


Robert Speiser, the former Chairman of the Board, resigned as an officer and director on March 20, 1995 and became a consultant to the Company. See "Certain Relationships and Related Transactions".
* Replaced Robert Speiser as Chairman and CEO on March 20,
1995.

J. Robert Saron,age 43, President and Chairman of the Board holds a Bachelors degree in Social and Behavioral Science from the University of South Florida. From 1971 through 1979 Mr. Saron served in various capacities with Saron Pharmaceutical Corporation and Home Breathing Care, Inc. In 1979 Saron Pharmaceutical Corporation and Home Breathing Care, Inc. were acquired by Key Energy Enterprises, Inc. and were renamed Key Medical, Inc. Mr. Saron was named Vice President of Key Medical, Inc. and served on the Board of Directors of Key Energy Enterprises, Inc. In 1983 Mr. Saron became President of Key Medical, Inc. In January 1984 Mr. Saron joined Suncoast Medical Manufacturing, Inc. In 1985 Suncoast acquired Key Technologies, Inc. and Mr. Saron became Vice President of the Corporation. From 1988 to present Mr. Saron has served as President and director of Aaron Medical Industries, Inc. (formerly Suncoast Medical Manufacturing, Inc.). In March, 1995 Mr. Saron was elected Chairman and Chief Executive Officer of An-Con Genetics, Inc.

Andrew Makrides, age 54, President, member of the Board of Directors, and former Chairman, received a Bachelor of Arts degree in Psychology from Hofstra University and a JD Degree from Brooklyn Law School. He is a member of the New York Bar and has practiced law from 1968 until joining An-Con Genetics, Inc. as Executive Vice President and director, in 1982. Mr. Makrides became President of the Company in 1985 and served as such to date.

Delton N. Cunningham, age 31, Vice President and Chief Financial Officer holds a Bachelor of Science in Accounting from the University of Florida. He is a Certified Public Accountant and is a member of the American Institute of Certified Public Accountants and the Florida Institute of Certified Public Accountants. Mr. Cunningham began his career with the Miami office of Arthur Andersen & Company. In June of 1991 Mr. Cunningham joined Aaron Medical Industries, Inc., as the Company's Chief Financial Officer. In June of 1992 Mr. Cunningham became Vice President of Aaron Medical Industries, Inc. and in April of 1993 he was elected Corporate Secretary of Aaron by the Board of Directors.

Tsang Yang Tseng, age 48, is a medical doctor and the owner of several medical clinics in Taiwan and has other business operations in Far East Asia. Currently he also serves as the Vice President in charge of Far Eastern affairs for the Company.

Robert Speiser, was initially an unpaid consultant to the Company in June of 1989, and became Chief Executive Officer ("CEO") in 1990. He was appointed Chairman of the Board of Directors ("Chairman") in May 1992. On March 20, 1995, Mr. Speiser resigned as the Chairman and CEO and agreed to remain as a consultant to the Company. He will concentrate his efforts on product development as a paid consultant to the Company until March, 1996.

Joseph F. Valenti, age 79 filled a vacancy on the Board of Directors and became a member of the Board of Directors on October 1, 1995. He is the former Vice-President of the International Division of Aaron Medical Industries, Inc. and retired as of January 1, 1995 from that position. He continues to be the principal shareholder and chief executive officer of Valpex International Corporation, a company which is wholly owned by him, engaged in the import of products. This import company is a major supplier of the Company's light bulbs which are used in the Company's various manufactured products. The prices paid by the company for the products are competitive with those from other sources. He received a Bachelor of Arts Degree in Languages from the College of the City of New York in 1939. He has been associated with Aaron Medical Industries, Inc. and its predecessor companies since 1980 and was charged with developing the international sales department and increasing exports sales on behalf of Aaron.

George W. Kromer, Jr., age 55 filled a vacancy on the Board of Directors and became a director on October 1, 1995. Mr. Kromer is a Senior Financial Correspondent for "Today's Investor" and is utilized as a consultant by a number of companies whose shares are listed on the American Stock Exchange and Over-the-Counter Exchange. An-Con has also retained Mr. Kromer on a month-to-month basis as a consultant in addition to his capacity as a director. He has been writing for financial publications since 1980. He received a Master's Degree in 1976 from Long Island University in Health Administration. He was engaged as a Senior Hospital Care Investigator for the City of New York Health & Hospital Corporation from 1966 to 1986. He also holds a Bachelor of Science Degree from Long Island University's Brooklyn Campus and an Associate in Applied Science Degree from New York City Community College, Brooklyn, New York.
REMUNERATION
Item 10.
The following table sets forth the compensation paid to the executive officers of the registrant for the three years ended December 31, 1995:


        Annual Compensation
  A        B     C        D       E


Name and                                        Other(a)
Principal                        Annual
Position Year   Salary  Bonus    Compensation

Robert Saron
CEO      1995$116,000 $39,600   $23,700

Andrew Makrides
President1995  77,000  11,800     8,000
         1994  62,500        126,500(d)    14,000
         1993   3,500      --    14,000

Moshe Citronowicz
?        1995  97,000  11,800     8,000

Delton Cunningham
Treasurer1995  82,900   8,800     8,000

Robert Speiser
CEO(Former)1995      12,500(b)(c) -0-       8,000
         1994 84,850(e)235,000(d)13,100
         1993  6,500       --     6,000

(continued on next page)











REMUNERATION (continued)


                    Annual Compensation Long Term Compensation

                       F       G        H      I

                       Awards                  Payouts

                                 Restricted Stock Options

                                 LTIP           All other (c)
              Year     Awards    SAR'S   Payouts          Compensation


Name and
Principal
Position

Robert Saron
CEO         1995       $--        --       --       --

Andrew Makrides
President   1995       $--        --       --       --
            1994        --        --       --   $2,700
            1993        --        --       --    2,700

Moshe Citronowicz
?           1995        --        --       --       --

Delton Cunningham
Treasurer   1995        --        --       --       --

Robert Speiser
CEO(Former) 1995        --        --       --   47,000(c)
            1994        --        --       --              36,400
            1993        --        --       --              22,600





(a) Other compensation includes health insurance for officers and the personal use of an auto by each of the above named officers. The exact amount of personal use auto benefit cannot be determined and was estimated to be less than $10,000 in any one year.
(b) Includes $22,350 paid to Mr. Speiser in his capacity as Chairman of the Board of Directors of Aaron.
(c) Mr. Speiser resigned on March 20, 1995, as an officer of An-Con and Aaron and became a consultant to the Company at $4,000 per month plus use of an auto, office space and medical insurance. He received $47,000 in consulting, medical and auto expenses. His contract was for one year to end March 20, 1996.










There is no contract or arrangement for the Board of Directors to be compensated in their capacities as Board members. The Company Board of Directors presently consists of Robert Saron the CEO and Andrew Makrides President, Joseph F. Valenti and George W. Kromer, Jr. Mr. Saron is also CEO of Aaron. Mr. Kromer has been retained on a month-to-month basis pursuant to verbal agreement as a financial and public relations consultant by An-Con for the past nine months at an average monthly fee of $450.

There have been no changes in the pricing of any SAR's previously or currently awarded, except as shown in "d" above.

On the 8th of September, 1995, the Company entered into an employment agreement which (a) J. Robert Saron providing for Mr. Saron to act as an executive employee of the Company. The agreement was for a period of 5 years and provides for compensation in the amount of $118,335 per year plus additional amounts for automobile allowance ($600 per month) and a bonus equal to 10% of the Company's pre-tax profits in excess of the first $200,000 of profit in any given year. The agreement also provides for annual cost of living percentage increases as to salary and automobile allowance. In addition to the foregoing, the agreement provides for a vacation of three weeks per year, reimbursement of business expenses, group insurance and life insurance. The agreement may be terminated (a) upon the death of Mr. Saron, or (b) on thirty (30) days notice by Mr. Saron to terminate, or (c) by the Company, (i) without cause, upon the majority approval of the Board of Directors on thirty (30) days written notice (wherein the Company shall be obligated to pay the employee compensation under the agreement for the balance term of the agreement) and (ii) the employee may elect, in lieu of (i) above, to cancel his agreement and obtain severance payments equal to three times the annual salary and bonus in effect during the month preceding such termination; or (d) by the Company for cause, if during the time of employment, the employee violates the covenant not to compete provisions of the agreement, or is found guilty of a felony or crime of moral turpitude. The agreement provides for a covenant not to compete directly or indirectly against the Company for a period of one year. Such agreement also provides for indemnification of Mr. Saron for any liability while acting as an officer and director of the Company except in the instances where it is determined by a court of competent jurisdiction that (a) he has breached his duty of loyalty to the corporation or the shareholders, or (b) acted not in good faith or intentionally improperly, or (c) paid unlawful dividends or made unlawful stock purchases or redemptions, or (c) otherwise engaged in a transaction in which he received improper personal benefit against the interests of the corporation or its shareholders.

     On September 8, 1995, the Company also entered into a similar employment agreement with Andrew Makrides, President, for a period of 5 years and providing for annual compensation in the amount of $78,500, a monthly automobile allowance of $500 per month, and bonuses equal to 3% of the Company's pre-tax profits in excess of the first $300,000 of profits in An-Con Genetics, Inc. and annual cost of living percentage increases. In all other respects the agreement is similar to that of Mr. Saron set forth above.

     Effective September 8, 1995 the Company entered into a similar 3-year executive employment agreement (the "Agreement") with
Delton N. Cunningham, as Vice-President and Secretary of the Company. Mr. Cunningham has also been appointed Treasurer and Chief Financial Officer of the Company. The Agreement provides for one year extensions unless written notice of termination is provided by the Company nine months prior to the termination date and contains termination provisions similar to those of Messrs. Saron and Makrides. The Agreement also provides for a
salary of $75,000 per year, a monthly   automobile allowance of
$500, a bonus equal to 3% of the Company's pre-tax profits in excess of $300,000, 3-weeks paid vacation, reimbursement of expenses, group medical insurance and contains a one-year non-compete covenant commencing upon termination of employment.


Item 11.   Security Ownership of Certain Beneficial Owners
                and Management of An-Con.

The following table sets forth certain information as of December 31, 1995, with respect to the beneficial ownership of the Company's common stock by all persons known by the Company to be the beneficial owners of more than 5% of its outstanding shares, by directors who own common stock and by all officers and directors as a group.

                            Number of  Nature Percentage of
Name and           Title    Shares       of    outstanding
Address          of Class    owned  ownership(i) shares

Andrew Makrides    Common Stock   421,667 Beneficial         5.5%
 (v)
255 3rd St.
St. James, New York

Tsang Yang Tseng   Common Stock   666,667 Beneficial    8.7%
 (v)
190-1 Ming-Chun Road
Chi-Yi, Taiwan

Robert Speiser     Common Stock   753,333 Beneficial    9.8%
 (ii)(v)
1340 Boca Ciega
Isle Drive
St. Petersburg,
Florida 33706

Dr. Louis F. Powell   Common Stock   422,587 Beneficial      5.5%
 (vi)
202 Bluffview Drive
Belleair, FL  34640

J. Robert Saron    Common Stock   457,385 Beneficial    5.9%
 (iii)
Ashley Drive
Seminole, FL 34642

Delton Cunningham  Common Stock    54,946 Beneficial     .7%
 (iii)(iv)
7500 Normandy Ct.
Seminole, FL 34642

All Officers       Common Stock   1,600,665   Beneficial     20.8%
 and Directors as a
Group (4 persons)
  (ii)

(i) Based on 7,704,436 shares outstanding as of December 31, 1995, which is inclusive of the shares issued for the benefit of Aaron shareholder's.

(ii) Mr. Robert Speiser resigned as the Company Chairman and
Chief Executive Officer on March 20, 1995.

(iii) Robert Saron, who replaced Mr. Speiser as Chairman, is the President and a director of Aaron Medical Industries, Inc. As a result of the exchange of shares pursuant to the Acquisition Agreement, Mr. Saron will become the beneficial owner of 432,385 additional shares of An-Con (in addition to the 25,000 shares he had received prior to the merger.

(iv) Delton Cunningham is entitled to 44,946 shares of An-Con as a result of the exchange of shares in addition to the 10,000 issued to him in connection with services rendered to An-Con.

(v) During 1994, two transactions took place that materially changed shareholders' control of the Company:

    (a) Robert Speiser, a former officer and director of the Company and Andrew Makrides, an officer and director of the Company, received an aggregate of 1,205,000 shares of common stock during the second quarter of 1994 effectively giving them, at that time, 29.887% of the outstanding shares of the Company.

    (b) During the third quarter of 1994 the Company sold 666,667 shares of common stock to a foreign investor that gave him
16.5% of the outstanding shares of the Company, at the time of issue.

(vi) Dr. Louis F. Powell is a director of Aaron and as a result of the exchange of shares pursuant to the Acquisition
Agreement will become the beneficial owner of 422,587 of An-
Con shares.

See "Certain Relationships and Related Transactions".

Item 12.   Certain Relationships and Related Transactions

Purchase of Aaron Medical Industries, Inc.

    On June 10, 1993, a letter of intent was entered into whereby 100% of the outstanding shares of Aaron was to be exchanged for 3,399,096 shares of An-Con resulting in Aaron shareholders owning 49% of the outstanding shares of An-Con on a fully-diluted basis as of the closing date (January 11, 1995). The agreement further provides that Aaron shall operate as a wholly-owned subsidiary having two directors; one designated by the present An-Con management and one designated by the present Aaron management. The An-Con shares issued for Aaron shares shall be held by an Escrow Agent for the benefit of Aaron shareholders for delivery upon effectiveness of a registration statement.

    The agreement was restated and further amended on April 14, 1995 and November 20, 1995 and the former Aaron shareholders are being asked to ratify these changes. The Acquisition Agreement as amended deleted the 80% condition that Aaron shareholders would receive 80% of the combined company if An-Con could not raise the required funds and merely contained the provision whereby An-Con covenanted to provide up to a total of $1,000,000 in funding for Aaron, now the wholly owned subsidiary of An-Con. Due to possible adverse tax consequences to former Aaron shareholders, this covenant was later deleted in the November 20, 1995 restated and amended agreement, (the "Final Acquisition Agreement") which is the agreement that is being presented to the former shareholders of Aaron and is the subject of a registration statement. The Final Acquisition Agreement is being presented to the former shareholders of Aaron for ratification or, in the alternative, if they so choose, to dissent and request fair value at $.22 per Aaron share or $1,331,800 in lieu of An-Con shares pursuant to the exchange.

    As of December 31, 1995, An-Con had advanced $78,000 to Aaron. The agreement as amended has deleted all references to the $1,000,000. After consulting with tax counsel it was determined that it was in the best interests of shareholders and the Company to delete the aforementioned reference as part of the acquisition.

Cash and Other Transactions

    During 1993 there were no cash transactions directly between the Companies. In 1994 a total of $226,000 was contributed in cash by An-Con to Aaron. In addition in 1995 An-Con contributed 60,000 shares valued at $78,000 to Aaron in connection with its purchase of its present premises. During 1994 and 1995 Aaron advanced to An-Con for operating purposes a total of $140,100. In addition to the foregoing Aaron paid an aggregate of $47,200 of expenses of Robert Speiser of which $24,900 was charged by An-Con to Mr. Speiser's loan account and $22,300 was expended by An-Con as general and administrative expenses.

Persons Interested in the Acquisition

    Robert Speiser former officer and director of the Company and an officer and director of Aaron during the year 1994 up to March, 1995, owned 783,333 shares of An-Con and was granted options by Aaron to purchase 250,000 shares of Aaron prior to the closing of the Acquisition on January 11, 1995. Aaron has advised Mr. Speiser that it intends to cancel the shares issuable pursuant to exercise of the option by Mr. Speiser due to the lack of authority from An-Con board of directors to receive the shares. Robert Saron became a director of An-Con Genetics, Inc. in August, 1994, and was awarded 25,000 shares of An-Con. In addition Aaron has paid certain expenses incurred by Mr. Speiser during the period of negotiation of the Acquisition Agreement amounting to $47,200.

    Messrs. F. Paul Butler and Louis F. Powell, directors of Aaron, also owned significant amounts of shares of Aaron. However, any benefits arising to such latter directors from the acquisition were similar to those of other Aaron shareholders from the exchange of shares pursuant to the Acquisition Agreement.

Conversion of Debt

    In January 1994, the Company issued 236,066 shares and the equivalent number of warrants to convertible promissory noteholders in redemption of $332,000 in promissory notes. The warrants were called by the Company and 202,001 warrants were exercised for a total of $290,880.

Consulting Compensation Plan

    On June 24, 1994, An-Con filed a registration statement on Form S-8 covering a total of 435,000 shares of Common Stock issued and issuable pursuant to the Company's 1994 Services and Consulting Compensation Plan (the "Plan"). A total of 350,000 of such shares underlie and relate to 350,000 restricted warrants to purchase a like number of shares of Common Stock of the Company at $1.50 per share which warrants were issued for management consulting and legal consulting services pursuant to the Plan. The balance of 85,000 shares issued under the Plan and registered were for corporate legal and litigation services. Of the shares underlying the warrants, 120,500 were issued and delivered pursuant to exercise of the warrants. In October, 1994, the Company rescinded its consulting arrangements with 2 of the consultants that were issued restricted warrants and cancelled 214,500 of the restricted warrants in connection therewith. In May, 1995, 214,500 shares underlying such warrants were deregistered.

Purchase of Multi-Function Cautery Device

    The Company purchased a multi-functional cautery device for 91,350 shares of restricted common stock valued by the Company at $59,400. The Company has developed and test marketed the device and will be shipping orders in the second quarter of 1996.

Sale of Common Stock

    In connection with an offering of 666,667 shares of common stock by the Company pursuant to Regulation S, an investor purchased all the shares offered at a price equal to 75% of the market value of the shares at the close of business on August 26, 1994. The Company received $1,000,000 and paid $150,000 in commissions. The investor agreed that the 666,667 shares of common stock of An-Con Genetics, Inc., subscribed for pursuant to an agreement dated June 19, 1994, shall be held for investment and not with a view to the unlawful distribution thereof by the investor and shall not be sold for a minimum period of 18 months.

    The Company agreed to cooperate fully in the application and petition of the investor for permanent U.S. status and the issuance of a permanent green card pursuant to U.S.
Immigration and Naturalization Service ("INS") Regulation
Section 204.6 (the "Regulation") relating to the Fifth
Employment-Based Preference For Alien Investors In a New
Commercial Enterprise.

    The Company is also obliged, over a period of two years, to create ten full-time positions for qualified employees pursuant to a business plan.

The Company is presently in compliance with the terms of the agreement.

Transactions with Officers

    Robert Speiser, the former Chief Executive Officer (CEO) and Andrew Makrides the President made cash loans to the Company during the period October 12, 1990 to December 31, 1993 of $159,000 and $21,500, respectively. In addition to these loans, Mr. Speiser advanced his own cash of $76,100 in the form of loans for product development, travel and other expenses. Interest on these loans has accrued at 9% to 12% per annum from inception. During 1995 Mr. Speiser received $90,700 in re-payment of principal on his loan. As of December 31, 1995, the books of the Company reflected a principal balance due of $-0- on loans to Mr. Speiser and Mr. Makrides.

    In 1992, in order to deter threatened action against the Company by the landlord to file a judgment for rent arrears of $41,700, Mr. Speiser obtained a judgment against the Company in favor of himself in the Counties of Suffolk and Westchester for $92,239 and $190,957 respectively, inclusive of interest to December 31, 1992. On March 29, 1993 and in subsequent letters of instruction to the Sheriff of Suffolk County, Mr. Speiser requested that the execution of the above-mentioned judgments be held in abeyance until August 30, 1993. As of February 28, 1994, the execution order had expired.

    Mr. Speiser has stated he does not intend to enforce this judgment and will place it in trust for the benefit of the Company. As of this date, the landlord has rescinded the outstanding debt and entered into a new lease with the Company. However, notwithstanding the removal of the threat by the landlord and repayment of the principal amount loaned to the Company in the past, Mr. Speiser has not yet issued satisfactions on the judgments against the Company as of the date hereof. The Company has requested that Mr. Speiser issue and deliver the satisfactions in favor of the Company.

    In January, 1992, the Company had entered into 5-year employment agreements as amended February, 1993, wherein the Company had accrued $310,000 in salaries to its Chief Executive Officer and President for $175,000 and $135,000, respectively. The agreements, as amended, also called for incentive stock options of 8 million and 4 million, for Messrs. Speiser and Makrides respectively, at $.001 per share, pre reverse split of 1 for 15. The agreements were terminable upon a lump-sum severance of an amount equal to three times the executive's annual salary and bonus, in effect the month preceding such termination.

    In 1994, the aforesaid officers voluntarily rescinded their employment contracts and incentive stock options. Mr.
Makrides was then awarded a new employment contract for 3 years and 421,667 (post-split) shares of the Company valued at $126,500. (This agreement was later voluntarily cancelled by Mr. Makrides on September 5, 1995). However, Mr. Makrides was issued 421,667 shares in March, 1994 in consideration of his waiver of prior accrued salaries due.) No other employment agreement was signed with Mr. Speiser, but in March, 1994 he had received 783,333 shares of the Company valued at $235,000 in consideration for his waiver of prior accrued salaries due. (See Executive Compensation.)

    On March 20, 1995 Mr. Speiser, at the request of the Board of Directors, resigned his position as chairman and CEO. At the time of resignation, Mr. Speiser signed a one-year consulting agreement with Aaron and the Company, which provided for, among other things, a monthly reduction of loan by the Company, a $1,500 per week retainer (to be reduced to $1250 per week during last 6 months of the agreement), a commission on funding introduced by him to the Company pursuant to formula. The Company has requested receipts from Mr. Speiser for expenses submitted which were made part of the Company's outstanding loan indebtedness to Mr. Speiser.

Item 13.   Exhibits and Reports on Form 8-k

    No Form 8-k was filed in the fourth quarter of 1995.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Petersburg, State of Florida, on April 23, 1996.
                               An-Con Genetics, Inc.


                               By:
                               Robert Saron
                               Chairman of the Board
                               Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby appoints Robert Saron, Andrew Makrides, Joseph Valenti, George W. Kromer and Delton
Cunningham and any one of them, as his true and lawful attorneys-in-fact and agents with full power of substitution, for him and his name, in any and all capacities, to sign any or all amendments to this report, and to file the same with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

   Signatures           Title            Date

                                         Chairman of the Board,
   Robert Saron      Chief Executive Officer,
                     Director            April 23, 1996


                                         President, Director
   Andrew Makrides                       April 23, 1996


                                         Director
   Joseph F. Valenti                     April 23, 1996


                                         Director
   George W. Kromer                      April 23, 1996


                                         Secretary, Treasurer
   Delton Cunningham   Chief  Financial Officer                  April 23, 1996














AN-CON GENETICS, INC.
APPENDIX A TO ITEM 601(c) OF REGULATION S-B
COMMERCIAL AND INDUSTRIAL COMPANIES
ARTICLE 5 OF REGULATION S-X
FINANCIAL DATA SCHEDULE FOR THE YEAR
ENDED DECEMBER 31, 1995

EXHIBIT 27
AN-CON GENETICS, INC.
APPENDIX A TO ITEM 601(c) OF REGULATION S-B
COMMERCIAL AND INDUSTRIAL COMPANIES
ARTICLE 5 OF REGULATION S-X
FINANCIAL DATA SCHEDULE FOR THE NINE
MONTHS ENDED DECEMBER 31, 1995



                                                           December 31,
ITEM NUMBER       ITEM DESCRIPTION               1995

5-02 (1)               Cash and cash items                   165,800
5-02 (2)               Marketable securities                      --
5-02 (3) (a) (1)       Notes and accounts receivable-trade   652,300
5-02 (4)               Allowances for doubtful accounts           --
5-02 (6)               Inventory                             606,200
5-02 (9)               Total current assets                1,681,500
5-02 (13)              Property, plant and equipment       2,038,300
5-02 (14)              Accumulated depreciation              768,800
5-02 (18)              Total assets                        3,600,500
5-02 (21)              Total current liabilities          2,540,,400
5-02 (22)              Bonds, mortgages and similar debt     647,800
5-02 (28)              Preferred stock-mandatory redemption       --
5-02 (29)              Preferred stock-no mandatory redemption    --
5-02 (30)              Common stock                           18,400
5-02 (31)              Other stockholders' equity            393,900
5-02 (32)              Total liabilities and stockholders' equity3,600,500
5-03 (b) (a)           Net sales of tangible products      5,521,000
5-03 (b) 1             Total revenues                      5,578,300
5-03 (b) 2 (a)         Cost of tangible goods sold         3,215,300
5-03 (b) 2             Total costs and expenses applicable to
    sales and revenue                                      3,215,300
5-03 (b) 3             Other costs and expenses            2,525,200
5-03 (b) 5             Provision for doubtful accounts and notes  --
5-03 (b) (8)           Interest and amortization of debt discount  68,700
5-03 (b) (10)          Income before taxes and other items( 230,900)
5-03 (b) (11)          Income tax expense                    183,300
5-03 (b) (14)          Income/loss continuing operations    (47,600)
5-03 (b) (15)          Discontinued operations                    --
5-03 (b) (17)          Extraordinary items                    76,800
5-03 (b) (18)          Cumulative effect-changes in accounting
    principles       --
5-03 (b) (19)          Net income or loss                     29,200
5-03 (b) (20)          Earnings per share - primary             .007
5-03 (b) (20)          Earnings per share - fully diluted       .006





































CONSENT OF CERTIFIED PUBLIC ACCOUNTANT




We consent to the incorporation by reference in this Annual
Report on Form 10-KSB of An-Con Genetics, Inc. of our report dated April 15, 1996 included in the 1995 Annual Report to
Stockholders of An-Con Genetics, Inc.





Bloom and Company
Hempstead, New York
April 15, 1996

































PART II

ITEM 7.  FINANCIAL STATEMENTS


AN-CON GENETICS, INC.
INDEX TO FINANCIAL STATEMENTS



Contents                                          Page

Independent Auditors' Report                       F-2

Consolidated Balance Sheet at December 31, 1995    F-3

Consolidated Statements of Operations for the years
  ended December 31, 1995 and 1994                 F-5

Consolidated Statement of Shareholders' Equity for the
  years ended December 31, 1995 and 1994           F-6

Consolidated Statements of Cash Flows for the years
  ended December 31, 1995 and 1994                 F-10

Notes to Financial Statements                      F-14

INDEPENDENT AUDITORS' REPORT


To the Board of Directors
and Shareholders of
An-Con Genetics, Inc.

We have audited the accompanying consolidated balance sheet of An-Con Genetics, Inc. and subsidiary as of December 31, 1995 and the related statements of operations and shareholders' equity, and cash flows for the years ended December 31, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the consolidated financial position of An-Con Genetics, Inc. and subsidiary as of December 31, 1995 and the related results of its operations, and its cash flows for the years ended December 31, 1995 and 1994 in conformity with generally accepted accounting principles.





BLOOM AND COMPANY
April 15, 1996

AN-CON GENETICS, INC.
BALANCE SHEET
DECEMBER 31, 1995





ASSETS

Current assets:

Cash                                 $   165,800
Trade accounts receivable                652,300
Inventories                              606,200
Prepaid expenses                          73,900
Deferred tax asset                       183,300

    Total current assets               1,681,500

Property and equipment, net            1,269,500

Other assets:

Goodwill, net                            283,600
Deferred charges                          95,000
Patent rights, net                       259,500
Unamortized debt issue costs, net          3,700
Deposits                                   7,700

                                         649,500

                                      $3,600,500

The accompanying notes are an integral part of the financial statements.

































AN-CON GENETICS, INC.
BALANCE SHEET
DECEMBER 31, 1995
(Continued)



LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Current liabilities:

Accounts payable                     $   887,300
Accrued interest                         157,900
Notes payable - current portion          132,000
Due to Aaron shareholders              1,331,800
Current portion of obligations
 under capital leases                     31,400

    Total current liabilities          2,540,400


Long-term debt, net                      643,100
Obligations under capital leases           4,700


Stockholders' equity

Common stock par value $.015;
 15,000,000 shares authorized,
 issued and outstanding 4,305,340
 shares, on December 31, 1995             64,700
Additional paid in capital            11,541,100
Accumulated deficit                 (11,182,900)

                                         422,900

Subscriptions receivable            (    10,600)

Total stockholders' equity               412,300

                                     $ 3,600,500

The accompanying notes are an integral part of the financial statements.





















AN-CON GENETICS, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994



                                     1995       1994

Sales                            $5,521,000 $  85,500

Costs and expenses:

Cost of sales                     3,215,300    56,700
Research and development            121,900    11,300
Professional services               368,400   265,200
Salaries and related costs          850,000   405,200
Selling, general and administration         1,184,900            378,600

                                  5,740,500 1,117,000

(Loss) from operations            (219,500)              (1,031,500)

Other income and (expense):

Interest expense (net of income)   (68,700)  (26,400)
Miscellaneous                        57,300                    1,500

                                  ( 11,400)  (24,900)

Income (loss) before extraordinary item      (230,900)   (1,056,400)

Extraordinary item:
Gain from settlement of debt         76,800                   54,200

Income (loss) before income tax   (154,100)              (1,002,200)

Income tax benefit                  183,300                       --

Net income (loss)                $   29,200             $(1,002,200)

Per share

Net loss before extraordinary item$(   .054)

Net income (loss)                 $    .007$(     .39)

Primary Earnings                  $    .006

Earnings fully diluted            $    .006

Weighted average number of shares
  outstanding                    4,201,016  2,586,688

Weighted average number of shares
outstanding primary and fully diluted                4,354,349*

* Includes 153,333 An-Con shares to be issued to the stockholders of the unconsolidated subsidiaries of An-Con, Xenetics Biomedical Inc. and Automated Diagnostics, Inc. in exchange for the shares they hold in the respective companies.

The accompanying notes are an integral part of the financial statements.
AN-CON GENETICS, INC.
STATEMENTS OF SHAREHOLDERS EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994



                 Common
                number of  Common   Paid-in
                 shares     Stock   Capital      Deficit

Balance
January 1,
1994          $ 987,695  $ 15,000$9,090,700$(10,209,900)

Shares
issued
in exchange
for
convertible
debt and
accrued
interest at
$1.00 per
share           236,066     3,500   355,400             358,900

Exercise
of warrants
received by
convertible
debt holders
at $1.50 per
warrant         202,001     3,000   288,100

Expired
warrants                             16,900

Shares issued
in exchange
for cash less
commission of
$150,000 to a
foreign
investor at
$1.50 per
share           666,667    10,000   840,000

Shares issued
for the
purchase of
technology
at $.65 per
share            91,350     1,400    58,000

Warrants
issued for
services and
consulting
compensation
plan valued
at $.38 per
warrant

The accompanying notes are an integral part of the financial statements.

(continued on next page)

AN-CON GENETICS, INC.
STATEMENTS OF SHAREHOLDERS EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994


                                         Paid-in
                Treasury   Subscriptions Capital
                  Stock     Receivable  Warrants    Total

Balance
January 1,
1994          $ (6,000)     $    --   $ 136,900$ (973,300)

Shares
issued
in exchange
for
convertible
debt and
accrued
interest at
$1.00 per
share                                            358,900

Exercise
of warrants
received by
convertible
debt holders
at $1.50 per
warrant                     (44,000)             247,100

Expired
warrants                                (16,900)    -0-

Shares issued
in exchange
for cash less
commission of
$150,000 to a
foreign
investor at
$1.50 per
share                                            850,000

Shares issued
for the
purchase of
technology
at $.65 per
share                                             59,400

Warrants
issued for
services and
consulting
compensation
plan valued
at $.38 per
warrant                                  133,000 133,000

The accompanying notes are an integral part of the financial statements.

(continued on next page)




AN-CON GENETICS, INC.
STATEMENTS OF SHAREHOLDERS EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994
(continued)



                 Common
                number of  Common   Paid-in
                 shares     Stock   Capital   Deficit



Warrants
exercised at
$1.50 per
share as per
1994 service
and consulting
compensation
plan            120,500     1,800   149,300

Shares issued
for officers
bonus at
$.30 per
share in
conjunction
with the
rescission
of executive
warrants      1,205,000    18,100   343,400

Shares issued
for consulting
and legal
services at
$.30 per
share           516,061     7,700   147,200

Shares issued
for legal
services
at $.90
per share        85,000     1,300    74,700

Net (loss)
for 1994                                      (1,002,200)

Balance
December 31,
1994        $4,110,340    $61,800            $11,363,700 $(11,212,100)


The accompanying notes are an integral part of the financial statements.

(continued on next page)

AN-CON GENETICS, INC.
STATEMENTS OF SHAREHOLDERS EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994
(CONTINUED)


                                      Paid-in
                Treasury SubscriptionsCapital
                  Stock   Receivable Warrants    Total


Warrants
exercised at
$1.50 per
share as per
1994 service
and consulting
compensation
plan                     (44,300)    (45,800)    61,000

Shares issued
for officers
bonus at
$.30 per
share in
conjunction
with the
rescission
of executive
warrants                            (120,000)   241,500

Shares issued
for consulting
and legal
services at
$.30 per
share                                           154,900

Shares issued
for legal
services
at $.90
per share                                        76,000

Net (loss)
for 1994                                                    (1,002,200)

Balance
December 31,
1994           $( 6,000)$ (88,300) $  87,200$   206,300


The accompanying notes are an integral part of the financial statements.

(continued on next page)












AN-CON GENETICS, INC.
STATEMENTS OF SHAREHOLDERS EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994


                 Common
               number of   Common    Paid-in
                 shares     stock    Capital   Deficit


Balance
December 31,
1994         $4,110,340   $61,800$11,363,700$(11,212,100)

Shares issued
for
consulting
and legal
services
at $.40
per share        27,500       400     10,600

Shares issued
in exchange
for outstanding
bonds at $.40
per share        35,000       500     13,500

Shares issued
as part of
purchase of
building
at $1.30 per
share            60,000       900     77,100

Shares issued
for cash
at $1.00 per
share            80,000     1,200     78,800

Shares issued
in escrow
for the
purchase of
Aaron Medical
Industries, Inc.
3,399,096 (memorandum only)

Shares held
in treasury
given in
exchange for
legal fees
at $.40 per
share
Warrants
cancelled                             74,400

The accompanying notes are an integral part of the financial statements.

(continued on next page)




AN-CON GENETICS, INC.
STATEMENT OF SHAREHOLDERS EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994
(Continued)

                                        Paid-in
                Treasury Subscriptions  capital
                  Stock   Receivable   Warrants  Total



Balance
December 31,
1994          $ (6,000)   $(88,300)   $87,200  $206,300

Shares issued
for
consulting
and legal
services
at $.40
per share                                        11,000

Shares issued
in exchange
for outstanding
bonds at $.40
per share                                        14,000

Shares issued
as part of
purchase of
building
at $1.30 per
share                                             78,000

Shares issued
for cash
at $1.00 per
share                                             80,000

Shares issued
in escrow
for the
purchase of
Aaron Medical
Industries, Inc.
3,399,096 (memorandum only   )

Shares held
in treasury
given in
exchange for
legal fees
at $.40 per
share          6,000                              6,000

Warrants
cancelled                   12,800    (87,200)

The accompanying notes are an integral part of the financial statements. (continued on next page)

AN-CON GENETICS, INC.
STATEMENTS OF SHAREHOLDERS EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

                 Common
               number of   Common     Paid-in
                 shares     stock     Capital      Deficit


Cash received
to reduce
subscriptions
receivable

Shares canceled
previously
issued for
services        (7,500)     (100)     (2,900)

Cash collection
of warrants
outstanding                              900

Cost of
underwriting
for Aaron
acquisition                         (75,000)

Income for
year 1995                                         29,200

Balance
December 31,
1995       $ 4,305,340   $ 64,700$11,541,100 $(11,182,900)
(Table continued below)

                                        Paid-in
                Treasury  Subscriptions Capital
                  Stock     Receivable Warrants    Total

Cash received
to reduce
subscriptions
receivable                  $64,900              $64,900

Shares canceled
previously
issued for
services                                          (3,000)

Cash collection
of warrants
outstanding                                          900

Cost of
underwriting
for Aaron
acquisition                                      (75,000)

Income for
year 1995                                         29,200
Balance
December 31,
1995           $     0 $ (10,600)  $       0   $ 412,300

AN-CON GENETICS, INC.
STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994




                                    1995       1994

Cash flows from operating activities:

Net income (loss)                   $29,200             $(1,002,200)

Adjustments to reconcile net
income (loss) to net cash provided
by (used in) operating activities:

Depreciation and amortization       171,000    120,300
Shares issued for services           14,000    230,700
Warrants issued for services             --     57,800
(Gain) loss from settlement of debt(76,700)     26,900
Shares issued for officers bonus         --    241,500
Provision for tax benefit         (183,300)         --

Change in assets and liabilities:

Increase in receivables           (151,200)      (900)
(Increase) decrease in prepaid expenses          4,900 (10,100)
Increase in inventories            (91,800)   ( 7,500)
Increase (decrease) in accounts payable        335,900 (68,400)
Increase (decrease) in accrued interest         45,600 ( 2,500)
Decrease in customers deposits   (  85,100)                  --

Total adjustments                (  16,700)    587,800

Net cash provided by (used in)
operations                     $    12,500   $(414,400)


The accompanying notes are an integral part of the financial statements.

AN-CON GENETICS, INC.
STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994
(Continued)


                                       1995      1994

Net cash provided by (used in)
 operating activities               $12,500  $(414,400)

Cash flows from investing activities:

(Increase)decrease in fixed assets(236,300)       4,300
Increase in security deposits         1,800        (300)
Acquisition  costs                 (20,000)    (75,000)
Purchase of technology            (126,600)          --

Net cash applied to investing
activities                        (381,100)     (71,000)

Cash flows from financing activities

Receipt of common stock subscription 64,900          --
Loans and advances to affiliate          --   (190,600)
Common shares issued                 80,900     850,000
Decrease in loans from officers    (90,700)    (165,900)
Common shares issued for warrants        --     383,400
Reduction in notes payable
and capital leases                    3,600          --
Cost of underwriting               (75,000)          --

Net cash provided by (applied to)
financing activities               (16,300)     876,900

Net increase (decrease) in cash   (384,900)     391,500
Cash at beginning of year           550,700      20,300

Cash at end of year              $  165,800  $  411,800


The accompanying notes are an integral part of these financial statements.
























AN-CON GENETICS, INC. AND SUBSIDIARY
STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1995 AND 1994

Cash paid during the twelve months ended December 31:

                                  1995        1994

    Interest                    $ 27,700     $ -0-
    Income Taxes                     -0-       -0-

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1995

1.The Company issued 35,000 restricted post-split shares
to convertible note holders  to redeem
$70,000 in notes payable and      $26,900 of related accrued
interest. The                     shares         were           valued at
$14,000,           50% of the     market price of the           Company's
unrestricted       shares at the time of issuance.  The issuance
cost of the redeemed bonds, in the amount of $6,100 was written off.

2.The Company issued 27,500 post-split shares for services
valued at $11,000, 50% of    the market price        of the
Company's unrestricted shares at the time of issuance.

3. On January 11, 1995, An-Con acquired all of
the outstanding capital stock of Aaron Medical
Industries, Inc.         (Aaron), in exchange for issuing
3,399,096 shares of the       Company to an escrow agent.
The total acquisition         price of Aaron shares was
valued                   at $1,331,800.      According to the agreement
An-Con will register the shares that are          placed
in escrow.  Aaron's former shareholders voted and
approved An-Con's acquisition                of their Company,
and An-Con completed the acquisition, prior to
filing and               effectiveness of a registration
statement, under the Securities Act of 1933.
Consequently, the former shareholders of Aaron
have been given the right to accept the           registered
shares of An-Con or elect to receive the value of their share in cash.

The former shareholders of Aaron have the right to accept the registered shares of An-Con or elect to receive the value of their shares in cash.
Since (a) the vote was previously taken by Aaron's shareholders and shares were already delivered by them, and (b) An-Con shares were already issued prior to filing and effectiveness of a registration statement under the Securities Act of 1933, and (c) since the Company has already been acquired since January, 1995, the shareholders of Aaron are to be provided with an effective registration statement by An-Con and are being requested to choose either to accept delivery of the An-Con shares pursuant to the acquisition agreement, as amended, or, in the alternative, to receive cash for their shares of Aaron. The amount of $1,331,800, value of the consideration due to the former Aaron shareholders, is recorded as a current liability of An-Con, as of March 31, 1995.
AN-CON GENETICS, INC. AND SUBSIDIARY
STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1995 AND 1994

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES (continued):

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1995:

The Acquisition of Aaron was accounted for using the purchase method. Accordingly, $2,012,800 was allocated to assets acquired based on their estimated fair values. This treatment resulted in $335,800 of cost in excess of net assets acquired. Such excess
(which has increased for additional acquisition costs) is being amortized on a straight-line basis over five years. In connection with the acquisition, the Company assumed $681,600 net liabilities of Aaron.


4.   On June 26, 1995 the Company's subsidiary, Aaron Medical,
purchased a building for         $625,000 by         issuing 60,000 An-Con
shares valued at $78,000 and  a purchase             money          mortgage
of $500,000. A security deposit given to the seller of $12,200 was applied to the purchase and $34,800 was paid in cash.

5.   On November 16, 1995 the Company purchased the
business of Suncoast        Design Service for       $96,500.
Suncoast is in the business of designing             and
maintaining assembly line                       equipment for
manufacturing          companies.                    The Company paid
$15,000 in cash and issued                      notes of $81,500.
The note                    is payable at $823.11              per week over a
period of two years.

6.   On December 15, 1995 the Company purchased the
technology to manufacture a 30 watt electrosurgical
coagulation device (ECU) for $185,000.  $100,000
of cash at closing          and $85,000         in notes       payable
over eighteen               months at 10% with monthly payments
of $5,105.85.

7.   An-Con shares being held by the Company were
issued for legal services valued at             $6,000.

8.   During the year subscriptions receivable for
shares issued for legal services were           canceled
valued                 at                  $12,800.  The Company
determined they were uncollectible.


FOR THE YEAR ENDED DECEMBER 31, 1994

1. The Company issued 236,066 shares and the equivalent number of warrants to convertible note holders in redemption of $332,000 in notes.
The warrants were called by the Company and 202,001 warrants were exercised for $290,880.
As at December 31, 1994, $44,000 of notes taken by the Company for the exercise of the warrants had not been paid. These notes bear annual interest rate of nine percent.


AN-CON GENETICS, INC. AND SUBSIDIARY
STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1995 AND 1994

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES (continued):

FOR THE YEAR ENDED DECEMBER 31, 1994


2. The Company purchased a multifunctional cautery device for 91,350 shares of unregistered common stock valued at $59,400.

3. As a part of a services and consulting compensation plan, filed as a registration statement on form S-8, the Company issued 350,000 warrants to purchase 350,000 common shares of the Company at $1.50 per share. The value assigned to these rights was $133,000. As of December 31, 1994, 120,500 warrants were exercised for $136,300 in cash and $44,300 as subscriptions receivable.












































  AN-CON GENETICS, INC.
  NOTES TO FINANCIAL STATEMENTS


  NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES


  Basis of presentation

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


Consolidation

      The consolidated financial statements include the accounts of An-Con and its wholly owned subsidiary Aaron Medical
Industries, Inc.. Significant intercompany accounts and transactions have been eliminated.


Fair values of financial instruments

Fair values of cash and cash equivalents, securities with original maturities of less than 90 days, short-term investments and short-term debt approximate cost due to the short period of time to maturity.


Inventories

Inventories are stated at the lower of cost or market.  Cost is computed on a currently adjusted standard basis (which
approximates actual cost on a current average or first-in,
first-out basis).  Inventories at fiscal year-ends were as
follows:
                          1995         1994

    Raw materials     $ 296,700          --
    Work in process     239,900          --
    Finished goods       69,600      17,900

    Total             $ 606,200     $17,900


Property, Plant and Equipment

Property and other equipment are stated at cost. Depreciation is computed for financial reporting purposes principally by use of the straight-line method over the following estimated useful lives: machinery and equipment, 7-15 years; buildings, 30 years.

The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," effective as of the beginning of fiscal 1995. This adoption had no material effect on the Company's financial statements.






AN-CON GENETICS, INC.
NOTES TO FINANCIAL STATEMENTS
(continued)
NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (continued)
Earnings per common and common equivalent share

Earnings per common and common equivalent share are computed
using the weighted average    number of  outstanding common and
dilutive common equivalent shares outstanding. The Company's primary and fully diluted earnings per share are the same and they are computed by dividing the Company earnings by the weighted average number of common shares outstanding and common stock equivalents. The only dilutive common stock equivalent or other convertible securities were the common shares of Automated Diagnostics, Inc. and Xenetics Biomedical, Inc, An-Con's unconsolidated and discontinued subsidiaries, which were convertible to 153,333 common shares of the Company. The 3,399,096 shares, issuable in exchange for $1,331,800 liability to Aaron shareholders were not included in computing the fully diluted earnings per share, for the reason of being anti-dilutive.

Cost of acquisition/Stock issue cost
As per APB 16 the Company policy is to capitalize professional fees in connection with the acquisition of its wholly owned subsidiary and deduct from capital in excess of par value the costs associated with the underwriting to register the shares to be given to the shareholders of the subsidiary.

Investments
The equity method is used to account for investments in
corporate joint ventures and other      investments in common stock
if the Company has the ability to exercise significant influence over operating and financial policies of the investee enterprise. That ability is presumed to exist for investments of 20% or more and is presumed not to exist for investments of less than 20%; both presumptions may be overcome by predominant evidence to the contrary.
The Company initially records an investment at cost.
Subsequently, the carrying amount of the investment is increased to reflect the Company's share of income of the investee and is reduced to reflect the Company's share of losses of the investee or dividends received from the investee. The Company's share of the income or losses of the investee is included in the Company's net income as the investee reports them. Adjustments similar to those made in preparing consolidated financial statements, such as elimination of intercompany gains and losses and amortization of the difference between cost and underlying equity in net assets, also are applicable to the equity method. Under the equity method, an investment in common stock is shown on the balance sheet of the Company as a single amount.
Likewise, an investor's share of earnings or losses from its investment is ordinarily shown in its income statement as a single amount.
The cost method is used when ownership of securities in an affiliated company represents less than 20% of the total outstanding shares of that Company. Under this method the Company records an investment in the stock of an investee at cost, and recognizes as income dividends received that are distributed from net accumulated earnings of the investee since the date of acquisition by the Company. The net accumulated earnings of an investee subsequent to the date of investment are recognized by the Company only to the extent distributed by the investee as dividends. Dividends received in excess of earnings subsequent to the date of investment are considered a return of investment.

AN-CON GENETICS, INC.
NOTES TO FINANCIAL STATEMENTS
(continued)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (continued)

Investments (continued)

A loss in value of an investment that is other than a temporary decline shall be recognized the same as a loss in value of other long-term assets. Evidence of a loss in value might include,
but       would not necessarily be limited to, absence of the
ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. A current fair market value of an investment that is less than its carrying amount may indicate a loss in the value of the investment.

Research and Development Costs

Research and development costs are charged to expense when incurred. Disclosure in the financial statements is made for the total research and development costs charged to expense in each period for which an income statement is presented.

Only the development costs that are purchased from another enterprise and have alternative future use are capitalized and are amortized over five years.

Research and Development arrangements

Company accounts for its obligations under an arrangement for the funding or research and development by others by determining whether the Company is contractually obligated to pay for research not yet performed. If so determined, to the extent that the Company is obligated to pay, the Company records a liability and charges research and development costs to expense.

        Intangible assets

Intangible assets consist of the excess of the cost of acquired companies and assets over the values assigned to net tangible assets.  These intangibles are being amortized by the straight-
line method over a 5-year period.  Accumulated amortization
totaled $144,100 at December                                     30, 1995,
after taking into account the impairment discussed below.

At each balance sheet date, the Company assesses whether there has been an impairment in the value of such intangibles by determining whether projected undiscounted future cash flow from operations for each Company, as defined in Statement of Financial
Accounting Standards No. 121, " Accounting for the impairment of Long -Lived Assets to be Disposed of," exceeds its net book value as of the assessment date. At December 30, 1995,
$250,000 of intangible assets were written
down to their fair value due to an impairment recognized in the
first          quarter of 1995 (see note 7).

Income Recognition

Income is recognized on the accrual basis, i.e., revenues are recognized and reported in the income statement when the amount and timing of revenues are reasonably determinable and the earning process is complete or virtually complete.
AN-CON GENETICS, INC.
NOTES TO FINANCIAL STATEMENTS
(continued)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting for Income Taxes

In February 1992, the FASB issued Statement No. 109, Accounting for Income Taxes. FASB 109 requires an asset and liability approach for financial accounting and reporting for income taxes. It requires recognition of (1) current tax liabilities or assets for the estimated taxes payable or refundable on tax returns for the current year, and (2) deferred tax liabilities or assets for the estimated future tax effects attributable to temporary differences and carryforwards.

The Company has adopted the policy of preparing its financial statements in accordance with FASB 109.

Nonmonetary Transactions

The accounting for non-monetary assets is based on the fair values of the assets involved. Cost of a non-monetary asset acquired in exchange for another non-monetary asset is recorded at the fair value of the asset surrendered to obtain it. The difference in the costs of the assets exchanged is recognized as a gain or loss. The fair value of the asset received is used to measure the cost if it is more clearly evident than the fair value of asset surrendered.

Stock-Based Compensation

The Company has adopted Accounting Principles Board Opinion 25
for its        accounting for stock based compensation.  Under this
policy:

   1.  .       Compensation costs are recognized as an expense over the
    period of employment attributable to the employee
stock                                                                options.

2. Stocks issued in accordance with a plan for past or future services of an employee is allocated between the expired costs and future costs. Future costs are charged to the periods in which the services are performed. The proforma amounts of the difference between compensation cost included in net income and related cost measured by the fair value based method, including tax effects are disclosed.

NOTE 2.  DESCRIPTION OF BUSINESS

An-Con Genetics, Inc. ("the Company") was incorporated in 1982, under the laws of the State of Delaware and has its principal executive office at 1 Huntington Quadrangle, Melville, New York
11747.

Currently, the Company is actively engaged in the business of
acquiring ownership interests in      medical products and related
technologies. Also, An-Con has devoted its resources to marketing a product called OmniFix II, an alcohol based tissue fixative which is sold to hospital and clinical laboratories.

On January 11, 1995 the Company acquired a 100% ownership interest in Aaron Medical Industries, Inc. a St. Petersburg,
Florida based Company engaged in the manufacturing and distributing of medical products.
AN-CON GENETICS, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 2.  DESCRIPTION OF BUSINESS (continued)

Aaron's largest current product line is battery operated cauteries. Cauteries were originally designed for precise hemostasis in ophthalmology. Today they have a variety of uses including sculpting woven grafts in bypass surgery, vasectomies, evacuation of subungual hematoma (smashed fingernail) and for stopping bleeding in many types of surgery. Aaron manufactures many types of cauteries.

Aaron additionally manufactures a variety of specialty lighting instruments for use in ophthalmology, as well as a patented flexible lighting instrument for general surgery, hip replacement surgery, and for the placement of endotracheal tubes. An industrial version of this light is distributed through a large automotive tool distributor, and various retail outlets and stores.

Aaron Medical Industries, Inc. manufactures and sells its products under the Aaron label to over eight hundred fifty distributors worldwide and has private label arrangements with several large hospital supply Companies. Additionally, private label arrangements have been made with large buying groups. These private label arrangements, combined with the Aaron label allows the Company to gain a greater market share for the distribution of its products.

Purchase - Aaron Medical Industries, Inc.

On January 11, 1995, the Company acquired Aaron Medical Industries, Inc. which was accounted for by the purchase method. Total assets acquired were valued at $2,012,800 and liabilities assumed were valued at $681,000. In order to properly transfer the shares agreed upon to the Aaron shareholders the arrangement called for the shares to be registered so they could be freely traded. The assets were valued at $335,800 more than their cost basis which created goodwill.

Purchase - Aaron Medical Industries, Inc.

The goodwill is being written off over 5 years using the straight-line method. Because the registration statement was not timely filed the Aaron shareholders have been given the choice of accepting cash at 22 cents per share for their Aaron shares, $1,331,800, or taking the An-Con shares in exchange.
The Aaron shareholders have 30 days from the effective day of the registration statement to accept the cash offer or they will receive the An-Con shares.

The $.22 cents per share valuation for the Aaron shares exchanged was determined by (a) a separate fair valuation of current assets, which included (i) discounted value of receivables (ii) market value of inventory at estimated selling price, less cost of disposal and reasonable profit allowance,
(iii) pre-paid expenses and security deposits at present value;
(b) non-current assets of plant, property and equipment at current replacement cost; (c) intangible assets at present value of future benefits; (d) present value of liabilities, accounts
and note payable and long term debt.   The amount of goodwill
was determined by comparing the financial position of Aaron at December 31, 1994 with the financial position of similar companies in the same industry.
AN-CON GENETICS, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)


NOTE 2.  DESCRIPTION OF BUSINESS (continued)

Purchase - Suncoast Design

On November 16, 1995 the Company purchased the business of Suncoast Design Service for $96,500. Suncoast is in the business of designing and maintaining assembly line equipment for manufacturing companies (machine shop).

Suncoast has moved its equipment onto the premises of the
Company and continues to bill     its previous customers in the
Company's name.

Purchase - ECU Technology

On December 15, 1995 the Company purchased the technology to manufacturer, a 30 watt electrosurgical coagulation device (ECU) for $185,000; $100,000 at closing and $85,000 in notes payable over eighteen months at 10% with monthly payments of $5,105.85.

The device is to be made by a third party manufacturer that the Company has a one year contract with to produce the unit for a fixed price. As part of the agreement the Company hired the individual that brought the technology to the Company as a salesman. This individual lent the Company $30,000 to be paid back at 10% interest over 2 years.


NOTE 3.  PROPERTY AND EQUIPMENT

As of December 31, 1995, property and equipment consisted of the following:

                  Equipment                     $  1,173,100
                  Property held under capital leases      55,000
                  Building                           637,500
                  Furniture and Fixtures                  111,200
                  Leasehold Improvements                   24,400
                                                   2,001,200

                  Less: Accumulated Depreciation(  768,800)
                                                 1,232,400

                  Machinery under construction                     37,100

                                               $ 1,269,500
NOTE 4. LEASE AGREEMENTS

          On February 28, 1995 an agreement was entered into with the landlord of one Huntington Quadrangle, Melville, New York for a new lease on the same premises beginning February 1, 1995 and extending to January 31, 1997. The annual rental is $24,000 payable $24,000 upon signing the lease, and $1,000 per month for 24 months. The landlord and the Company have signed general releases absolving each of any past due debts or damages. The Company has written off prior rents charged to operations in the amount of $54,200. Annual rental expense was $24,000, for the year ended December 31, 1995 and 1994 for the parent Company, An-Con.


AN-CON GENETICS, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)


NOTE 4. LEASE AGREEMENTS (continued)


          The following is a schedule of future minimum rental payments as of December 31, 1995:
    Amount

        1996          $ 24,000
        1997             2,000
                      $ 26,000

Aaron had rent expense of $23,400 for the period January 1, 1995 to June 26, 1995 when Aaron purchased the building.

Total consolidated rent expense for the Company was $47,400 in 1995 and $24,000 in 1994, unconsolidated.


Capital leases

The Company is the lessee of transportation and telephone equipment under capital leases expiring in various years through May, 1997. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are amortized over their estimated productive lives. Amortization of assets under capital leases is included in depreciation expense for 1995 and 1994. This amortization amounted to $10,000 and $0 for 1995 and 1994 respectively.

The following is a summary of property held under capital leases:

                             1995       1994

    Transportation        $ 38,800  $ 38,800
    Telephone equipment     16,200    16,200

                            55,000    55,000

    Less: Accumulated
         depreciation     (25,500)  (10,000)

                          $ 29,500  $ 45,000



Minimum future lease payments under capital leases as of December 31, 1995 for each of the next four years and in the aggregate are:

                                           Amount

               1996                          $ 34,400
               1997                             3,200
               1998                                --
               1999                                --
               Total minimum lease payments    37,600
               Less: Amount representing interest6,000
               Present value of net minimum lease
                payments                     $ 31,600
AN-CON GENETICS, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 4. LEASE AGREEMENTS (continued)

The interest rates on the capitalized leases range between 9.73% and 15.10% and are imputed based on the lower of the Company's incremental borrowing rate at the inception of the lease or the lessor's implicit rate of return.

The capital leases provide for purchase options. Generally, purchase options are at prices representing the expected fair value of the property at the expiration of the lease term.


NOTE 5.  ACCRUED BONUS

For the year 1995 accrued bonuses earned by the officers and employees of the Company amounted to $72,000. The bonus arrangement based on employment contracts calls for 10% of the profits of Aaron over $200,000 to 1% of the profits of Aaron over $300,000 to be paid to certain employees.

NOTE 6.  NOTES PAYABLE-OFFICERS

The Chief Executive Officer (CEO) and the President made cash loans to the Company during the period October 12, 1990 to December 31, 1993 of $159,000 and $21,500, respectively. In addition to these loans, the CEO advanced his own cash of $76,100 in the form of loans for product development, travel and other expenses. Interest on these loans were at 9% to 12% and has been accrued from inception. This interest is shown as part of accrued interest payable. During 1995 Mr. Speiser received $99,400 in payment of principal and interest on his loan. His loan balance at December 31, 1995 was $ -0- and accrued interest was $73,800.


NOTE 7.  INTANGIBLE ASSETS

             At December 31, 1995, the intangible assets consisted of the following:

                Balance                           Balance
               Beginning  Additions,             at end ofAccumulated
               of Period    at cost   Write-Offs  Period Amortization

Classification:

Patents,
trademarks,
and copyrights

Patent rights          $   250,000                    $ (250,000)  $    -0-$-0-
(Bar code reader)
Patent rights    59,400                           59,400    8,900
(Multifunction
Cautery)
Patent rights    59,900  $  11,600           -0-  71,500   44,400
(cauteries)
Patent rights
(ECU)               -0-    185,000           -0- 185,000    3,100

              $ 369,300  $ 196,600    $(250,000)        $ 315,900 $  56,400

AN-CON GENETICS, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)


    NOTE 7.  INTANGIBLE ASSETS (continued)


The cost of patents, trademarks, and copyrights acquired are being amortized on the straight-line method over their remaining lives, ranging from 2 to 5 years. Amortization expense charged to operations in 1994 and 1995 was $3,000 and $14,300 respectively.

                 Balance                          Balance
                Beginning Additions,             at end ofAccumulated
                of Period   at cost Write-Offs    Period Amortization

Goodwill

Goodwill       $     -0-  $ 335,800  $    -0- $  335,800$  86,200
(Purchase
Aaron)
Goodwill             -0-     15,500       -0-     15,500      300
(Purchase
Suncoast
Covenant not
to compete)
(Purchase
Suncoast)           -0-      20,000       -0-    20,000     1,200

              $     -0-   $ 371,300   $   -0-  $371,300  $ 87,700


              Goodwill represents the excess of the cost of Companies acquired over the fair value of their net assets at dates of
acquisition and is being amortized on the   straight-line method
over 5 years. Amortization expense charges to operations for 1994 and 1995 and 1995 was $-0- and $87,700, respectively.


    NOTE 8. LONG-TERM DEBT

The long term debt of the Company includes the convertible
debentures and notes    payable of the Company.  As of April 21,
1987, the Company had sold 1,711 convertible     debentures units.
Each unit consisted of $1,000 subordinated debentures and 50 common stock warrants.

As of December 31, 1995, 1,633 units of debentures had been converted into common shares of An-Con Genetics, Inc. The number of outstanding debentures was 78 units. On October 7, 1994, the Company made an offer to debenture holders to convert each debenture and accrued interest into 500 restricted shares of common stock. The offer was valid for 45 days. The Company extended the offer and in 1995 seventy bonds were redeemed for shares.

    As of December 31, 1995 the Company had not paid the interest due
on the   convertible debentures for the semiannual periods ending
in November, 1989 to November               , 1995.  The amount of unpaid
interest was $36,200.




AN-CON GENETICS, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 8. LONG-TERM DEBT (CONTINUED)

          Events of Default are defined in the indenture as being: (a) default for 30 days in payment of any interest installment when due, and default in payment of principal
(or premium, if any) when due; (b) default for 60 days after written notice to the Company by holders of 25% in principal amount of the outstanding debentures in the performance of any other covenant of the Company in the indenture; and (c)certain events of bankruptcy, insolvency and reorganization of the Company. If an Event of Default shall occur and be continuing, the holders of not less than 25% in principal amount of the outstanding debentures may declare the principal of all debentures to be due and payable. Under the terms of the indenture, no periodic evidence is required to be furnished as to the absence of default or compliance with the indenture.

The holders of a majority in principal amount of the outstanding debentures may direct the time, method and place of conducting any proceeding for any remedy available to the holders. The right of a holder of any debenture to institute a proceeding with respect to the indenture is subject to certain conditions precedent, including the provision of notice of indemnification to the debenture holders made by the Registrar. The holders of a majority in principal amount of the outstanding debentures may on behalf of the holders of all debentures waive any past default and its consequences under the indenture, except a default in the payment of the principal of, or interest on, any debenture or a default in respect of the conversion right of the debenture holders.

As of December 31, 1995, the bondholders had made no declaration that the principal was due and payable.

AN-CON GENETICS, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)


NOTE 8. LONG-TERM DEBT (continued)

 8% - Bonds payable due in 1997 interest
 payable semi-annually in May and November
 in default.                                         77,900

10% - Mortgage payable to former landlord
for purchase of property at 7100 30th Avenue
North, St. Petersburg, Florida on June 26,
1995 for $500,000 payable in monthly installments
of $5,673.06 inclusive interest until July 1,
1998 when a balloon payment of $ 442,733 is due.    493,900

10% - Note payable for the purchase of the
ECU technology at $5,104.85 per month self-
liquidating for 18 months beginning January 15,
1996 and extending until June 15, 1997.              85,000

10% - Note payable in connection with the
purchase of the ECU Technology at $1,384.35 per
month for 24 months self-liquidating beginning January
15, 1996 and extending until December 15, 1997.      30,000

6.5% - Note payable over 2 years in connection
with the purchase of Suncoast Machine Shop on
November 16, 1995 payable at $630.80 per week
self-liquidating with the last payment due
November 5, 1997.  The original amount of the
note was $61,500.00.                                 58,200

0% - Loan payable over 2 years in connection
with the purchase of Suncoast Machine Shop on
November 16, 1995 payable at $192.31 per  week
self-liquidating with the last payment due November
5, 1997. The original amount of the note was
$20,000.00.                                          18,800

9% - Note payable to insurance premium
finance Company at $5,661.00 per  month
for 2 months.                                        11,300

                                                    775,100
Less: Current portion                             (132,000)

Long Term Debt                                   $  643,100


The following are maturities of long term debt for each of the next 5 years:

                  1996            $ 132,000
                  1997              186,900
                  1998              456,200
                  1999                   --
                  2000                   --
                                  $ 775,100





AN-CON GENETICS, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 9.  DISCONTINUED OPERATIONS

    The Company's unconsolidated subsidiaries, Automated Diagnostics and Xenetics Biomedical, discontinued operations in 1987 and 1989, respectively. In view of the above and the Company's lack of finances, the previously agreed upon mergers have not taken place. However, the Company has continued the development of Omnifix. In consideration of the Company's failure to consummate its agreement to merge, An-Con intends to deliver 153,333 shares of its common stock to Automated and Xenetic shareholders on an adjusted basis.

NOTE 10.  WARRANTS

As of December 31, 1995, the Company had no outstanding warrants.


(a) Consulting Compensation Plan

On June 24, 1994, the Company filed a services and consulting compensation plan on Form S-8 with the SEC. Pursuant to the plan the Company issued 350,000 warrants with the right to purchase shares at $1.50 for consulting and legal costs of the filing. As part of the plan the Company registered 85,000 shares for the payment of legal services. To date 120,500 warrants have been exercised. Because the exercise of certain warrants was not paid for promptly, the Company rescinded the arrangement in October, 1994. As of January 25, 1995, all remaining warrants have been canceled.

NOTE 11.  NET OPERATING LOSS CARRYFORWARDS

The Company's accounting policies require the recognition of a deferred tax asset for the operating loss carryforward as follows:

              Year loss       Loss    Expiration   Estimated
              incurred        Amount     Date      Tax Asset

       1983             $  376,000      1998     $ 132,000
       1984880,000            1999   308,000
       1985764,000            2000   267,000
       1986301,000            2001   105,000
       1987730,000            2002   255,000
       1988757,000            2003   265,000
       1989374,000            2004   131,000
       1990382,000            2005   134,000
       1991246,000            2006    86,000
       1992              1,004,000      2007       352,000
       1993465,000            2008   163,000
       1994              1,197,000      2009       419,000
       1995                637,200 (a)  2010       223,000

       Total            $8,113,200               2,840,000
       Deferred tax
   valuation allowance                     (2,840,000)
                                        $         -0-






AN-CON GENETICS, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)


NOTE 11.  NET OPERATING LOSS CARRYFORWARDS (continued)

(a) An-Con's unconsolidated loss for the year ended December
31, 1995.

$8,113,200 of losses are available to offset future taxable income and may have future benefits. Because of the history of losses from operations, the management believes it is more likely that the estimated tax asset of $2,840,000 (resulting from the loss carry forward) will not be realized. Thus, a valuation allowance of $2,840,000 (100%) is set up to reduce the tax asset. However, if the Company achieves sufficient profitably to utilize a portion of the deferred tax asset, the valuation allowance will be reduced through a credit to income.

Where an ownership change has occurred, Section 382 operates to limit the annual use of a corporation's NOL but does not eliminate the carryforward. In each post-ownership change year, the corporation can use its NOL carry forwards, up to the amount of the "Section 382 Limitation," to offset annual income.

Pursuant to Section 382(b), the "Section 382 Limitation" equals the value of the corporation (immediately before the ownership change, Sec. 382(e), multiplied by the long term tax exempt rate (the highest Long Term AFR in effect for any month in the three calendar month period ending with the month of the change, Sec. 382(f)). If the corporation does not have income for the year at least equal to Section 382 limitation, the unused portion of the limitation is carried forward to the following year.

              Pursuant to the Internal Revenue Code, IRC. Sec. 368(a), the
acquisition of Aaron         by An-Con is a considered Type B
reorganization.  The transaction should not limit the           net
operating loss carryforward of Aaron.

    At December 31, 1995, Aaron had the following net operating loss carryforwards available:


                    Year of Expiration
                     Loss      Date    Amount

                     1988      2004 $ 131,434
                     1989      2005   371,386
                     1990      2006    16,198

                     Total          $ 519,018


The amount of loss carryforward utilized to offset the taxable income of Aaron in 1995 was $483,400, which resulted in a tax saving of $175,100. Based on the profitable operations of the five years ended December 31, 1995 and management's assessment of Aaron's future prospects, it is more likely than not that net deferred taxable assets will be realized through the future taxable earnings. Based on an estimated tax rate of 35.5%, the tax benefit of the unutilized net operating loss carryforward of Aaron is estimated to be $183,300.



AN-CON GENETICS, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 12.  RETIREMENT PLANS
The Company provides a tax-qualified profit-sharing retirement plan under sec. 401k of the IRC. (the "Qualified Plans") for the benefit of eligible employees with an  accumulation of funds for retirement on a tax-deferred basis and provides for annual
discretionary contributions to individual trust funds.  The
Company has made no                    contributions during 1994 and 1995 to the
plan.

NOTE 13. RELATED PARTY TRANSACTIONS

During 1995, A company that is controlled by a recently elected
board member sold to     the Company materials that went into the
production of certain of the Company's products.       The value
of these materials sold to the Company for 1995 was $158,600.

NOTE 14.  PURCHASE OF BUILDING
On June 26, 1995 the Company, exercised its option to purchase the building it occupied for $625,000. The purchase was financed as follows:

Cash                              $   47,000
Purchase money mortgage        500,000
An-Con shares
(60,000 x $1.30 per share)      78,000

Total purchase price         $ 625,000

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

NOTE 15.  COMMITMENTS AND CONTINGENCIES

Environmental conditions -Purchase of Building

As part of the purchase of 7100 30th Avenue North, St. Petersburg, Florida (manufacturing facility) the seller acknowledged it had previously conducted assessments to document environmental conditions existing on the property, the results of which are set forth in a June 23, 1994 Contamination Assessment Report (Project No. 94170501) and a January 27, 1995 Contamination Assessment Addendum (Project No. 950111302) (the "Environmental Reports"). As a result of the Environmental Reports, a recommendation was made that a Remedial Action Plan be developed for the property which would include removal of contaminated soil in two locations on the property.
AN-CON GENETICS, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)


NOTE 15.  COMMITMENTS AND CONTINGENCIES (continued)

Environmental conditions -Purchase of Building

The Seller guaranteed (the "Environmental Guaranty") at its sole cost and expense to undertake through a qualified environmental engineering firm such action as is necessary to further investigate, define and remediate such contamination that exists on the property and is referred to in the Environmental Reports pursuant to a Remedial Action Plan approved by the State of Florida Department of Environmental Protection (DEP) and any other appropriate agencies (the "Environmental Work"). The environmental work shall begin promptly upon State of Florida approval of the intended environmental work, which approval and remediation will be diligently pursued and accomplished. Satisfaction of the Environmental Guaranty shall be evidenced by delivery to Buyer of a Site Completion Rehabilitation Order
(SCRO) or its equivalent document from DEP approving completion of the Environmental Work.

Environmental conditions -Purchase of Building (continued)

In January 1996, the State of Florida approved a Remediation
Plan and work should begin in the 2nd Quarter of 1996.

No assessment can be made at this time if there will be any cost to the Company if the Seller does not complete the work required in the plan approved by the State of Florida.

Leases

The Company leases a portion of its capital equipment and certain of its administrative facilities under operating leases that expire at various dates through 1997. Rental expense was $47,400 in 1995 and $24,000 in 1994. Minimum rental commitments under all non-cancelable leases with an initial term in excess of one year are payable as follows: 1996 - $58,000; 1997 - $5,200; 1998 - $ 0; 1999 - $0; 2001 and beyond $-0-.
Commitments for construction or purchase of property, plant, and equipment approximated $200,000 at December 31, 1995.

Third Party Liability

In 1988, An-Con was the principal shareholder of Xenetics, Inc.
At that time, Xenetics had outstanding payroll tax liabilities of approximately $15,000, a liability which may be considered an obligation of the Company.

Employment Agreements

On September 8, 1995 the Company either executed new employment agreements with key employees or revised old employment agreements with its executives. These six agreements are for terms from 2-5 years and call for salaries of $35,000 to $118,335. Bonus arrangements call for 10% of the profits over $200,000 for the Chairman to 1% of the profits over $300,000 for the international sales representative for profits of Aaron only.



AN-CON GENETICS, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)


NOTE 15.  COMMITMENTS AND CONTINGENCIES (continued)

Employee Benefit Plans

Subsequent to December 31, 1995, the Company established a stock option plan on February 15, 1996 (hereafter referred to as the EOP plan) under which officers, key employees and non-employee directors may be granted options to purchase shares of the Company's authorized but unissued Common Stock. Under the plan, the option purchase price is not less than fair market value at the date of grant. The Company accounts for stock options in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with SFAS No. 123, Accounting for Stock-Based Compensation," the Company intends to continue to apply APB No. 25 for purposes of determining net income and to adopt the proforma disclosure requirements for fiscal 1996.

Employee Benefit Plan

          Options currently expire no later than five years from the grant date. When proceeds are received by the Company from exercises, they are credited to Common Stock and Capital in excess of par value. Additional information with respect to EOP
Plan Activity was as follows:

                         Shares   Outstanding   Options
                        available    Number    Aggregate
                       for options  of shares    Price

December 31, 1995   $      -0-    $    -0-  $     -0-

February 15, 1996      337,000     337,000    379,000
     Grants            337,000     337,000    379,000
                          Exercise     -0-        -0-        -0-
      Cancellations        -0-         -0-        -0-


The exercise price for options outstanding under the EOP Plan at February 15, 1995 was $1.125. These options will expire if not exercised on February 15, 2001.

Legal Proceeding

             Scura

A lawsuit was brought against the Company by a former consultant in the Supreme Court of the State of New York, Suffolk County, in December 1991 alleging breach of a financial consulting agreement and seeking damages of $3,000,000. In 1993, a settlement had been reached between the parties whereby the Company had agreed to, issue 100,000 (pre-split) shares to the plaintiff in full settlement of any and all claims. Such right being subject to the consent of the underwriter. Mr. Scura subsequently refused to execute the stipulation of settlement. Company counsel is of the opinion that Mr. Scura's claim has no merit and does not present a material contingent liability.





AN-CON GENETICS, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)


NOTE 15.  COMMITMENTS AND CONTINGENCIES (continued)


        Speiser

     On December 29, 1992, Robert Speiser, the then Chief Executive Officer of An-Con, obtained a confession of judgement in the Supreme Court, State of New York, counties of Suffolk and Westchester for amounts due on loans to the Company of $92,239 and $190,957 inclusive of interest at 12% to May 27, 1992 and 9% thereafter. These loans represent amounts claimed by Mr. Speiser to have been expended on behalf of the Company and funds loaned to the Company. As reported to the Board of Directors, Mr. Speiser's actions were motivated solely to deter threatened action by the landlord to file a judgement at that time of $41,700 in rental arrears. Mr. Speiser has indicated that he does not intend to enforce this judgement. On March 29, 1993 and in subsequent letters of instruction to the Sheriff of Suffolk County, Mr. Speiser requested that the execution of the above-mentioned judgements be held in abeyance for a 60 day period, until August 30, 1993. On February 28, 1994, the executive order expired. As of December 13, 1995, the Company had repaid $235,100 of the principal amount upon which the aforesaid judgements were based.

     MegaDyne

     On March 14, 1996 MegaDyne Medical Products, Inc. a Utah Corporation filed a complaint for injunctive relief and damages for patent infringement (35 USC.S. 271) in the U.S. District Court, District of Utah, Central Division. MegaDyne asserts that Aaron has used its process for creating an Electro-surgical knife coated with a non-stick material. MegaDyne states in its suit it is entitled to an accounting from Aaron and to recover the damages sustained by MegaDyne as a result of infringing products. Such damages include, but are not limited to, lost sales and profits due to sales of the infringing products and a reasonable royalty for use of the patented invention. MegaDyne is presently unable to ascertain the full extent of monetary damages it has suffered by reason of Aaron's aforesaid acts of infringement.

     As of March 31, 1996 the Company sold approximately $90,000 of the Aaron Products called Resistick. Aaron counsel has stated "that scientific testing has proven that the Aaron Medical electro-surgical blade is resistive in nature. Thus, there is no capacitive coupling of radio frequency energy as recited in independent claims 1 and 5 of U.S. 4,785,807.

     Accordingly, there appears to be no literal infringement of the patent in suit. However, without benefit of the prosecution history, an authoritative opinion as to infringement under the doctrine of equivalents is not possible.

      Initial investigation suggests that the Aaron Medical electro-surgical blade does not include a second coat of non-stick fluorinated hydrocarbon material as recited independent claims 1 and 5." As claimed by MegaDyne.



AN-CON GENETICS, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 16.  SUBSEQUENT EVENTS


OmniFix Formula

The Company entered into an agreement with certain parties ("developers") who had developed and were sole owners of a histological, mercury and formaldehyde-free fixative ("fixative"), on February 20, 1988. The Company received the sole and exclusive right to manufacture, market and distribute the fixative throughout the world.

The agreement shall remain in full force and effect for a period of five years and shall be renewed automatically for periods of three years, unless otherwise terminated on consent of the parties, or if less than 4,000 gallons of OmniFix are sold in any given year and the licensor is not otherwise compensated for the amount of royalty payable resulting from the deficiency. The Company sold 4,028 gallons in 1995.

New Company Products

The Company intends to substantially replace OmniFix II with OmniFix 2000, which, in addition to preserving thin tissue specimens, also provides preservation of thicker/larger tissues. The Company is presently initiating test marketing of this new product and plans to file a new patent application with the U.S. Patent office.

NOTE 16.  SUBSEQUENT EVENTS

Bank Line of  Credit

          On March 16, 1996, the Company entered into a three month agreement with a commercial bank for a line of credit of $100,000. Interest is to be paid at 2.5% over the banks prime rate.

Stock Option Plan

          On February 15, 1996, the Company established an employee stock option plan (EOP) by issuing 337,000 warrants to purchase the Company's shares or $1.125 per share expiring February 15, 2001.

NOTE 17. INDUSTRY SEGMENT REPORTING

           The Company operates predominantly in one industry segment. The Company designs, develops, manufactures and markets battery operated medical cauteries and related products at various levels of integration. The Company sells its products directly to distributors worldwide and also has private label arrangements with hospital and healthcare companies.

         The Company's principal markets are in the United States, Europe, and South America, with the U.S. and Europe being the largest based on revenues. The Company's major products include cauteries, Benda-A-lights, nerve locators, and reusable pen lights and electrodes. Cauteries disposable and replaceable account for 50% of the Company's sales.
AN-CON GENETICS, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 17. INDUSTRY SEGMENT REPORTING


          Geographic and segment information for the year ended
December 31, 1995 is presented in the following table.


                                       Operating
                                        Income  Identifiable
                             Sales    Loss(1)(3)  Assets(2)

             1995 - (in thousands)

       Geographic Area
       United States       $ 4,226    $    22   $  3,601
       Europe                1,245          6        -0-
       Latin America            50          1        -0-
       Other                   -0-        -0-        -0-

                           $ 5,521      $  29    $ 3,601


        Segment

        Medical Products   $ 4,325     $  189    $ 2,831
        Non medical products 1,196      (160)        770

                           $ 5,521      $  29    $ 3,601

(1) Allocable operating income was determined by sales percentage by geographic area.
(2) The Company had no assets or liabilities outside the United States, in the two years ended December 31, 1995.
 All assets were identified as United States source.
(3) Allocable operating expenses were determined by a percentage of total sales by segment.

One significant customer accounted for 17% of revenues in 1995.
























AN-CON GENETICS, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)


NOTE 17. INDUSTRY SEGMENT REPORTING (continued)

(4) Allocation of assets was done by sales percentage.

1994 - For 1994 the Company had sales of one product of $85,000, all in the United States. However, Aaron the Company's subsidiary which was acquired in January 1995 had domestic and international sales of $3.3 million and $800,000 respectively. Income for Aaron by segment was based on sales and is $264,000 and $54,000 for medical and non-medical respectively. Income for Aaron by geographic area was $258,000 and $60,000 for domestic and international sales respectively. All assets were located in the United States.

During 1995, a substantial portion of the Company's consolidated net sales and consolidated income from operations was derived from foreign operations. Foreign operations are subject to certain risks inherent in conducting business abroad, including price and exchange controls, limitations on foreign participation in local enterprises, possible nationalization or expropriation, potential default on the payment of government obligations with attendant impact on private enterprise, political instability and health care regulation and other restrictive governmental actions. Changes in the relative value of currencies take place from time to time and could adversely affected the Company's results of operations and financial condition. The future effects of these fluctuations on the operations of the Company's and its subsidiaries are not predictable.