Form 10QSB
period 1996-03-31
AN CON GENETICS INC
filed 1996-05-15
CIK 719135

U.S. Securities and Exchange Commission
Washington D.C. 20549
Form 10-QSB

(Mark One)

[ X ]  QUARTERLY REPORT UNDER SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1996
[    ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE EXCHANGE ACT

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

APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuers's class of common equity, as of the latest practicable date: 4,405,340






















                 AN-CON GENETICS, INC.

                 FORM 10-QSB
            QUARTERLY REPORT

                 MARCH 31, 1996

AN-CON GENETICS, INC.
INDEX TO FORM 10-QSB




                                                  Page
Part I.   Financial Information

     Item 1:  Consolidated Financial Statements:

              Consolidated Balance Sheet -
               March 31, 1996                      F1

              Consolidated Statement of Operations
               for the Three Months Ended March 31,
               1996 and 1995                      F3

             Consolidated Statement of Cash Flows
              for the Three Months Ended March 31,
               1996 and 1995                      F4

             Notes to Financial Statements        F7

     Item 2: Management's Discussion and
               Analysis or Plan of Operation       1


Part II.   Other Information                       8

     Item 1:  Legal Proceedings                    8

     Item 2:  Changes in Securities                8

     Item 3:  Defaults Upon Senior Securities      8

     Item 4:  Submission of Matters to Vote
                of Security Holders                8

     Item 5:  Exhibits and Reports on Form 8-K     8

PART I. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

AN-CON GENETICS, INC.
CONSOLIDATED BALANCE SHEET
MARCH 31, 1996


                                 ASSETS

Current assets:

Cash                                           $     80,400
Trade accounts receivable                           806,100
Inventories                                         595,900
Prepaid expenses                                     26,500
Deferred tax asset                                  148,300

      Total current assets                        1,657,200

Property and equipment, net                       1,287,300

Other assets:

Goodwill, net                                       265,400
Deferred charges                                    115,000
Patent rights, net                                  266,200
Unamortized debt issue costs, net                     3,300
Deposits                                              7,700

                                                    657,600

                                                $ 3,602,100

The accompanying notes are an integral part of the financial statements.

AN-CON GENETICS, INC.
CONSOLIDATED BALANCE SHEET
MARCH 31,1996
(CONTINUED)


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable                               $    681,600
Accrued interest                                    169,900
Notes payable - current portion                     183,700
Due to Aaron shareholders                         1,331,800
Obligations under capital leases -
 current portion                                     31,400

      Total current liabilities                   2,398,400

Long-term debt, net                                 599,700
Obligations under capital leases,net                  2,800


Stockholders' equity:

Common stock par value $.015; 15,000,000
  shares authorized, issued and outstanding
  4,405,340 shares on March 31, 1996                 66,200
Additional paid in capital                       11,656,500
Accumulated deficit                         (11,121,500)

Total stockholders' equity                      601,200

                                          $   3,602,100

The accompanying notes are an integral part of the financial statements.

AN-CON GENETICS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995


                                  1996           1995

Sales                              $ 1,546,600   $  1,232,300

Costs and expenses:

Cost of sales                          872,300        733,300
Research and development                19,800          1,100
Professional services                   32,900         48,300
Salaries and related costs             181,700        211,400
Selling, general and administration    316,600        301,400

                                     1,423,300      1,295,500

Gain(Loss) from operations             123,300     (  63,200)


Other income (expense):

Interest, net                       (  26,900)       (10,600)
Miscellaneous                               --          5,900

                                    (  26,900)     (   4,700)

Gain (Loss) before extraordinary item                 96,400 (  67,900)

Extraordinary item:

Gain from settlement of debt,
 net of taxes                         --          68,600

Income                            96,400             700

Provision for income tax            (  35,000)          (300)
Realized benefit of loss
 carryforward                               --           300
Net income (loss)                   $   61,400    $      700

Per share, Primary and fully diluted:

Gain(Loss) before extraordinary item$ .01         $(.02)
Extraordinary item                    --            .02
Net income (loss)                   $ .01         $ .00

Weighted average number of shares
outstanding                     6,804,707     4,110,340

The accompanying notes are an integral
part of the financial statements.
AN-CON GENETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                        1996       1995

Cash Flows from operating activities
Net income (loss)                   $  61,400 $     700

Adjustments to reconcile net income
 (loss) to net cash provided by (used in)
 operating activities:
Depreciation and amortization          53,400    24,300
Common stock issued for professional fees  --    11,000
Gain from forgiveness of debt                  (76,800)
Employee stock option granted          16,900        --

Changes in current assets and liabilities:
Increase in receivables             (153,800) (108,500)
(Increase) decrease in inventories     10,300     3,700
(Increase) decrease in prepaid expenses          47,300  200
(Decrease) in accounts payable      (205,700) (107,600)
Increase in accrued interest           12,000     1,500
Decrease in deferred tax               35,000        --

Total adjustments                   (184,600) (252,200)

Net cash used in operating activities         (123,200) (251,500)

Cash flows from investing activities
(Increase)in deferred cost           (20,000) ( 10,000)
(Increase)in fixed assets            (48,300) ( 30,000)
(Increase)in patents                 (10,900)        --

Net cash used in investing activities(79,200) ( 40,000)

Cash flows from financing activities
Decrease in obligations under capital lease     (1,900)(   1,600)
Decrease in notes payable - officers       --(  83,500)
(Increase)decrease in long term debt    8,300(   7,300)
Common shares issued for cash         100,000        --
Decrease in subscriptions receivable   10,600        --

Net cash provided by (used in) financing
 activities                           117,000(  92,400)

Net increase (decrease) in cash and
 cash equivalents                    (85,400) (383,900)
Cash and cash equivalents,
 beginning of period                  165,800   550,700
Cash and cash equivalents, end of period      $  80,400$  166,800

The accompanying notes are an integral part of the financial statements.

AN-CON GENETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

Cash paid during the three months ended March 31:
                         1996          1995
Interest             $ 13,500        $1,200
Income Taxes              -0-           -0-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:
FOR THE QUARTER ENDED MARCH 31, 1996

On February 15, 1996 the Company set up an employee stock option plan issuing 337,000 warrants to key employees valued at $.05 per share. The Company utilized a loss carryforward of $96,400 as an offset against its estimated taxable income of equal amount.

FOR THE QUARTER ENDED MARCH 31, 1995

   The Company issued 35,000 restricted post-split shares to convertible noteholders to redeem $70,000 in notes payable and $26,900 of related accrued interest. The shares were valued at $14,000, 50% of the market price of the Company s unrestricted shares at the time of issuance. The issuance cost of the redeemed bonds, in the amount of $6,100 was written off.

   The Company issued 27,500 post split shares for services valued at $11,000, 50% of the market price of the Company s unrestricted shares at the time of issuance.

   On January 11, 1995, An-Con acquired all of the outstanding capital stock of Aaron Medical Industries, Inc.(Aaron), in exchange for issuing 3,399,096 shares of the Company to an escrow agent. The total acquisition price of Aaron shares was valued at $1,331,800.

According to the agreement An-Con will register the shares that are placed in escrow. The former shareholders of Aaron have the right to accept the registered shares of An-Con or elect to receive the value of their shares in cash. Since (a) the vote was previously taken by Aaron s shareholders and shares were already delivered by them, and (b) An-Con shares were already issued prior to filing and effectiveness of a registration statement under the Securities Act of 1933, and (c) since the Company has already been acquired since January, 1995, the shareholders of Aaron are to be provided with an effective registration statement by An-Con and are being requested to choose either to accept delivery of the An-Con shares pursuant to the Acquisition Agreement, as amended, or, in the alternative, to receive cash for their shares of Aaron. The amount of $1,331,800, value of the consideration due to the former Aaron shareholders, is recorded as a current liability of An-Con, as of March 31, 1995.
AN-CON GENETICS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1996

FOR THE QUARTER ENDED MARCH 31, 1995 (CONTINUED)

             The acquisition of Aaron was accounted for using the purchase method. Accordingly, $2,012,800 was allocated to assets acquired based on their estimated fair values.

This treatment resulted in $335,800 of cost in excess of net assets acquired. Such excess (which has increased for additional acquisition costs) is being amortized on a straight line basis over 5 years. In connection with the acquisition the Company assumed $681,600 net liabilities of Aaron.

    The company utilized a loss carryforward of $700 as an offset against its estimated taxable income of equal amount.







































AN-CON GENETICS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1996


NOTE 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

        In the opinion of management, the interim financial statements reflect all adjustments, consisting of only normal recurring items, which are necessary for a fair presentation of the results for the interim periods presented. The results for interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the significant accounting policies and the other notes to the financial statements included in the Corporation's 1995 Annual Report to the SEC on Form 10-KSB.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

(A) Cash and Cash Equivalents
        For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

(B) Accounts Receivable
        Accounts receivable are presented net of the allowance for doubtful accounts.

(C) Inventories
        Inventories are stated at the lower of cost, determined by the FIFO method or market.

(D) Property, Plant and Equipment
        Property and other equipment are recorded at cost.
        Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:
        leasehold improvements-term of lease: furniture, fixtures and equipment 5 years.

(E) Bond Issue Costs
        Costs related to a bond issue are classified as deferred charges and amortized using the straight line method, over the life of the bonds.

(F) Investments
        The equity method is used to account for investments in corporate joint ventures and other investments in common stock if the company has the ability to exercise significant influence over operating and financial policies of the investee enterprise. That ability is presumed to exist for investments of 20% or more and is presumed not to exist for investments of less than 20%; both presumptions may be overcome by predominant evidence to the contrary.
AN-CON GENETICS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1996

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

(F) Investments (Continued)
        The Company initially records an investment at cost. Subsequently, the carrying amount of the investment is increased to reflect the Company's share of income of the investee and is reduced to reflect the company's share of losses of the investee or dividends received from the investee. The Company's share of the income or losses of the investee is included in the Company's net income as the investee reports them. Adjustments similar to those made in preparing consolidated financial statements, such as elimination of intercompany gains and losses and amortization of the difference between cost and underlying equity in net assets, also are applicable to the equity method. Under the equity method, an investment in common stock is shown in the balance sheet of the Company as a single amount. Likewise, an investor's share of earnings or losses from its investment is ordinarily shown in its income statement as a single amount.

        The cost method is used when ownership of securities in an affiliated company represents less than 20% of the total outstanding shares of that Company. Under this method the Company records an investment in the stock of an investee at cost, and recognizes as income dividends received that are distributed from net accumulated earnings of the investee since the date of acquisition by the Company. The net accumulated earnings of an investee subsequent to the date of investment are recognized by the company only to the extent distributed by the investee as dividends. Dividends received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as a reduction of cost of the investment.

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







AN-CON GENETICS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1996

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(G) Research and Development Costs
        Research and development costs are charged to expense when incurred. Disclosure in the financial statements is made for the total research and development costs charged to expense in each period for which an income statement is presented.

        Only the research and development costs that are purchased from another enterprise and have alternative future use are capitalized and are amortized over five years.

(H) Research and Development Arrangements
        The Company accounts for its obligations under an arrangement for the funding of research and development by others by determining whether the Company is contractually obligated to pay for research not yet performed. If so determined, to the extent that the Company is obligated to pay, the Company records a liability and charges research and development costs to expense.

(I) Patents, Franchises, Licenses and Operating Rights
        The cost of franchises, license options to acquire technology and operating rights acquired are amortized using the straight-line method over their useful lives, 5 years.

(J) Stock Issue Costs
        Stock issue costs are treated as a reduction of the amount received from the sale of the related capital stock.

(K)  Net Earning (Loss) Per Share
        Net earnings (loss) per share are computed based upon the weighted average number of outstanding common shares during the period considered.

(L)  Income Recognition
        Income is recognized on the accrual basis, i.e., revenues are recognized and reported in the income statement when the amount and timing of revenues are reasonably determinable and the earning process is complete or virtually complete.









AN-CON GENETICS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1996

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

(M)  Accounting for Income Taxes
        In 1992, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income taxes." This statement requires that deferred taxes be established for all temporary differences between the book and tax bases of assets and liabilities, including those which have not been previously recognized. In addition, deferred tax balances must be adjusted to reflect tax rates that will be in effect in the years in which the temporary differences are expected to reverse.

 (N) Nonmonetary Transactions
        The accounting for non-monetary assets is based on the fair values of the assets involved. Cost of a non-monetary asset acquired in exchange for another non-monetary asset is recorded at the fair value of the asset surrendered to obtain it. The difference in the costs of the assets exchanged is recognized as a gain or loss. The fair value of the asset received is used to measure the cost if it is more clearly evident than the fair value of asset surrendered.

(O)  Stock-Based Compensation
             The Company has adopted Accounting Principles Board
             Opinion 25 for its accounting for stock based compensation. Under this policy:

Compensation costs are recognized as an expense over the period of employment attributable to the employee stock options.

Stocks issued in accordance with a plan for past or future services of an employee is allocated between the expired costs and future costs. Future costs are charged to the periods in which the services are performed.

(P)  Principles of Consolidation

 The consolidated financial statements include the accounts of An-Con Genetics, Inc. and its wholly-owned subsidiary Aaron Medical Industries, Inc., after elimination of material intercompany accounts and transactions.



AN-CON GENETICS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1996

NOTE 2.  DESCRIPTION OF BUSINESS

An-Con Genetics, Inc. ("the Company") was incorporated in
1982, under the laws of the State of Delaware and has its principal executive office at 1 Huntington Quadrangle, Melville, New York 11747.

NOTE 3. STOCK-BASED COMPENSATION

              In the first quarter of 1996, the Company issued warrants to purchase 337,000 restricted shares of the Company stocks to various employees, in exchange for their services. Under the terms of the stock warrant plan, warrants are granted a price of $1.125 per share. The warrants may be exercised at any time during the period commencing February 16, 1996 and ending February 15,
2001.

The Company applies APB opinion 25, Accounting for Stock
Issued to Employees, and related Interpretations in
accounting for its plans. Accordingly, based on a stock
price of $1.175 per share when  warrants were issued, a
compensation cost of $.05 per warrant was  recognized.
Had the compensation cost for the Company's warrants been
determined based on the fair value at the grant date of
the  awards under the warrants plan consistent with the
method of FASB Statement 123 Accounting for Stock Based
Compensation, the cost per warrant would have been $.11
and Company's net income and earnings per share would
have been reduced to the pro forma amounts indicated
below:
   Net Income          As reported$61,400
                       Pro forma   41,200
   Primary and fully   As reported   .009
    diluted earnings   Pro forma     .006
    per share

NOTE 4. EARNINGS PER SHARE

Primary earnings per share is equal net income divided by the weighted average number of shares outstanding including dilutive convertible securities. In the first quarter of 1996, the dilutive securities included the outstanding shares of Xenetics Biomedical, Inc. and Automated Diagnostics Inc., the two inactive subsidiaries of the Company. The shares of these companies were convertible to 153,333 share of An-Con common stock.
Also, the 70% of former shareholders of Aaron of Aaron
Medical Industries, Inc. had indicated their decision to accept 2,379,367 shares of An-Con. The Company's fully diluted and primary earnings per share are the same and are computed assuming the conversion of these securities.

AN-CON GENETICS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION

Results of Operations

     The results of operations over the three months ended March 31, 1996 show improved sales and profitability, as compared to the first three months of 1995. The Company's sales revenues increased by 25.5%, from $1,232,300 to $1,546,600. The smaller rise in the cost of goods sold (19%), relative to sales, changed the Company's gross profit from $499,000 to $673,300, raising the gross profit margin on sales from 40.5% to 43.6%.
The expanded marketing activities of the Company and improved purchasing and manufacturing were the principal reasons for the change in gross profits.

     Salaries and related expenses decreased by 14% from $211,400 to $181,700, in the three months ended March 31, 1996 as compared to the same period in 1995. The reduction in cost of salaries was related to the new management and human resource utilization policies.

     Expenses for professional services decreased by 31.9% to $32,900 in the three months ended March 31, 1996, as compared to $48,300 in the same period of the previous year. A substantial part of the professional fees in 1995 were related to financing activities which the Company did not have in 1996.

     The increased marketing activities was accompanied by a 5% increase in selling, general and administrative expenses. These expenses were $316,600, in the three month period ended March 31, 1996 as compared to $301,400 for the three months ended March 31, 1995.

     The Company had net income of $61,400 for the three months ended March 31, 1996 as compared to $700 in 1995.
The gain, in 1996, was due to 25.5% increase in revenues in contrast to 19% rise in cost of sales and 9.9% in operating expenses. The operating income was $123,300, in the first quarter of 1996 as compared to a loss of $63,200 in 1995. The 1995 operating loss was offset only by $68,600 in income from the settlement of debt.









AN-CON GENETICS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION
     The Company sells its products in a similar fashion in the international market as it does in the USA, through distributors. These distributors are found mainly through response to company advertising in international medical journals or contacts made at domestic or international trade shows. The Company began attending trade shows in foreign countries for the first time in 1993. Since that time, international sales have more than doubled. The main focus for export sales has been Western Europe. The Company has distributors in all major markets there. The Company exhibited for the first time in South America, Sao Paulo, Brazil in 1995.

     The Company intends to continue marketing their products via this manner, targeting different regions of the world, while returning to major markets for increased market exposure and to introduce new products. In 1996, the Company will exhibit for the first time in the United
Kingdom, the United Arab Emirates (Middle East) and
Bangkok, Thailand (Far East).

     During the first quarter of 1996, international sales of the Aaron Medical product line continued to increase. These sales were $348,000 which represented
23% of total sales. This compares favorably to 1995 when total international sales were $313,100 representing 28%
of total sales. The increase from 1995 to 1996 represents a 11% increase in sales volume. To minimize credit risk, new international distributors in most instances pay cash in advance or by irrevocable letter of credit. This form of credit policy is customary and is not considered a detriment to further increased international sales.

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

     The Company began new product development and improvement of facilities, as required by regulatory agencies, in the fourth quarter of 1995. This activity has continued in 1996. The cost of the improvements is estimated to be $150,000 and will be funded primarily through internal cash flow. The allocation of working capital to these projects caused the company's normally prompt payment record with trade vendors to decline slightly, in the first quarter of 1996. In order to provide additional working capital, in the first quarter of 1996 the Company secured a three month $100,000 credit facility with a local commercial bank and raised $100,000 through a private placement of shares.

     Subsequent to the close of the first, the Company commenced production of its new Omnifix 2000 tissue fixative for purposes of marketing through specialty laboratory distributors. Management believes Omnifix
2000 is a safer alternative to formalin, a chemical which OSHA has identified to be carcenogenic. The product will be marketed to hospital and private pathology laboratories and research institutions in both the University and industrial sectors. A patent application has been filed for Omnifix 2000.

Financial Condition and Liquidity

     Working capital of the Company was $(741,100) on March 31, 1996 as compared to $(634,800) on March 31,
1995 and $(858,900) as of December 31, 1995. The deficit in working capital is attributable to the current cash recission offer made to the former Aaron shareholders of $1,331,800.

     On March 31, 1996, total assets were $3,602,100 as compared to $1,928,200 on March 31, 1995 and $3,600,500 of December 31, 1995.







AN-CON GENETICS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION

     The Company's cash decreased by $85,400 (51%) as compared to $383,900 (70%) over the three months ended
March 31, 1996 and 1995 respectively. The net cash used in operations was $123,200 and $251,500, in the three months ended March 31, 1996 and 1995 respectively. In the first quarter of 1996 the Company received $117,000 from financing activities. The issuance of common shares provided $110,600 (95%) of the cash from financing. The amount of cash used in investing activities was $79,200.

     The expenditures for the acquisition of additional fixed assets was 75% of the total cash outflows for investing. In the three month ended March 31, 1995, the Company utilized $92,400 to reduce notes payable and $40,000 to acquire fixed assets.

     The Company has not paid interest on long term obligations which have been due since November, 1990.
The total amount of interest payable on long term obligations was $37,800. As of March 31, 1996, the bondholders had made no declaration that the principal was due and payable. Additional interest has been accrued on the outstanding debt to the Aaron shareholders of $10,400, for the first quarter of 1996.

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

     The Company's effective income tax rate would have been 35% except that both An-Con and Aaron have loss carryovers. For the first quarter of 1996 Aaron used
$35,000 of its loss carryover. Aaron's past five years have been progressively more profitable and it is the Company's belief that it will be able to use the remaining carryover losses to offset gains in 1996 and 1997. The Company expects to spend approximately
$375,000 for capital additions in 1996 of which approximately $150,000 was committed for the construction and renovation of the St. Petersburg facility.

     The Company's ten largest customers accounted for approximately 44% of net revenues for the quarter ended
March 31 1996.

     The Company believes that it has the financial resources needed to meet business requirements in the foreseeable future, including capital expenditures for the expansion of its manufacturing site, working capital requirements, and product development programs.






AN-CON GENETICS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION
Outlook
     The statements contained in this Outlook are based on current expectations. These statements are forward looking, and actual results may differ materially.

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

     The Company had sales of $224,000 and $90,000 in the electrosurgical product area for the first quarter of 1996 and 1995 respectively. The electrosurgical product line is a larger market than the Company has normally sold into and is dominated by two main competitors, Valley Lab a division of Pfizer and Conmed, based in Utica, New York. In the area of reduced stick electrodes, the main competitor is MegaDyne. The combined markets for the Company's electrosurgical products exceeds $100 million annually. Management believes that electrosurgical product sales will move from fifth place to second in total Company sales by product line in 1996 and will be the largest single product line by 1997.

Non-Medical Products

     The Company sold $199,000 and $275,700 of its flexible lighting products used primarily in the automotive and locksmith industries in the first quarter of 1996 and 1995 respectively. The Company is intending to expand this market with the addition of a higher quality flexible light unit. The higher quality version of the Bend-A-Light will be sold into the same markets as the Company presently sells its less expensive unit.

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






































AN-CON GENETICS, INC.

PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     See Form 10-KSB for the year ended December 31,
1995.  Part I, Item 3.


ITEM 2.  CHANGES IN SECURITIES

     There have been no changes in the instruments defining the rights or rights evidenced by any class of registered securities.

     There have been no dividends declared.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Interest on senior debt of $78,000, 8% convertible debentures has not been paid since November of 1990. To date, no action has been taken against the Company by any holder of the senior debt.


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY
HOLDERS

     There has not been a meeting of shareholders and therefore, no matters have been submitted to a vote of security holders.


ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K

A)  Exhibits

28   None






























                               SIGNATURES:


   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   An-Con Genetics, Inc.
     (Registrant)


Date:  _________________

   _________________________
   Andrew Makrides, President




   Robert Saron,
   Chief Executive Officer