Form 10KSB/A
period 1995-12-31
AN CON GENETICS INC
filed 1996-05-31
CIK 719135

U.S. SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON , D.C.  20549
                               Form 10-KSBA
(Mark One)

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

Independent Auditors' Report                       F-2

Consolidated Balance Sheet at December 31, 1995    F-3

Consolidated Statements of Operations for the years
  ended December 31, 1995 and 1994                 F-5

Consolidated Statement of Shareholders' Equity for the
  years ended December 31, 1995 and 1994           F-6

Consolidated Statements of Cash Flows for the years
  ended December 31, 1995 and 1994                 F-13

Notes to Financial Statements                      F-18

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

Balance January 1,
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

AN-CON GENETICS, INC
NOTES TO FINANCIAL STATEMENTS
(continued)

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

NOTE 11.  NET OPERATING LOSS CARRYFORWARDS

The Company's accounting policies require the recognition of a deferred tax asset for the operating loss carryforward as follows:

              Year loss       Loss    Expiration   Estimated
              incurred        Amount     Date      Tax Asset

       1983             $  376,000      1998     $ 132,000
       1984880,000            1999   308,000
       1985764,000            2000   267,000
       1986301,000            2001   105,000
       1987730,000            2002   255,000
       1988757,000            2003   265,000
       1989374,000            2004   131,000
       1990382,000            2005   134,000
       1991246,000            2006    86,000
       1992              1,004,000      2007       352,000
       1993465,000            2008   163,000
       1994              1,197,000      2009       419,000
       1995                637,200 (a)  2010       223,000

       Total            $8,113,200               2,840,000
       Deferred tax
   valuation allowance                     (2,840,000)
                                        $         -0-
                                    F-30
AN-CON GENETICS, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

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

The amount of loss carryforward utilized to offset the taxable income of Aaron in 1995 was $483,400, which resulted in a tax saving of $175,100. Based on the profitable operations of the five years ended December 31, 1995 and management's assessment of Aaron's future prospects, it is more likely than not that net deferred taxable assets will be realized through the future taxable earnings. Based on an estimated tax rate of 35.5%, the tax benefit of the unutilized net operating loss carryforward of Aaron is estimated to be $183,300.
                                    F-31
AN-CON GENETICS, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

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

Evironmental conditions -Purchase of Building

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
The exercise price for options outstanding under the EOP Plan at February 15, 1995 was $1.125. These options will expire if not exercised on February 15, 2001.
AN-CON GENETICS, INC.
NOTES TO FINANCIAL STATEMENTS
(continued)

NOTE 15. COMMITTMENTS AND CONTINGENCIES (continued)

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

AN-CON GENETICS, INC.
NOTES TO FINANCIAL STATEMENTS
(continued)

NOTES 15. COMMITMENTS AND CONTINGENCIES (continued)

     Megadyne

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






AN-CON GENETICS, INC.
NOTES TO FINANCIAL STATEMENTS
(continued)

NOTE 16.  SUBSEQUENT EVENTS (continued)

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

                                       Operating
                                        Income  Identifiable
                             Sales    Loss(1)(3)  Assets(2)

             1995 - (in thousands)

       Geographic Area
       United States       $ 4,226    $    22   $  3,601
       Europe                1,245          6        -0-
       Latin America            50          1        -0-
       Other                   -0-        -0-        -0-

                           $ 5,521      $  29    $ 3,601

        Segment

        Medical Products   $ 4,325     $  189    $ 2,831
        Non medical products 1,196      (160)        770

                           $ 5,521      $  29    $ 3,601
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