Form 10-Q/A
period 1996-06-30
AN CON GENETICS INC
filed 1996-08-16
CIK 719135

U.S. Securities and Exchange Commission
Washington D.C. 20549
Form 10-QSB

(Mark One)
                                            [ X ]QUARTERLY REPORT UNDER
SECTION 13 OR 15(d) OF THE                                  SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended  June  30, 1996

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the
issuers's class of common equity, as of the latest
practicable date:   4,425,340
















AN-CON GENETICS, INC.

FORM 10-QSB
QUARTERLY REPORT

JUNE 30, 1996

AN-CON GENETICS, INC.
INDEX TO FORM 10-QSB





Page
Part I.   Financial Information

        Item 1:       Consolidated Financial Statements:

             Consolidated Balance Sheet -
               June 30, 1996                       F1

              Consolidated Statement of Operations
               for the Six Months Ended June 30,
                       1996 and 1995                      F3

                     Consolidated Statement of Cash Flows
                      for the Six Months Ended June 30,
                       1996 and 1995                      F4

                     Notes to Financial Statements        F7

             Item 2: Management's Discussion and
                Analysis or Plan of Operation      1


Part II.   Other Information                               7

        Item 1:       Legal Proceedings                    7

        Item 2:       Changes in Securities                7

        Item 3:       Defaults Upon Senior Securities      7

        Item 4:       Submission of Matters to Vote
               of Security Holders                         7

        Item 5:       Exhibits and Reports on Form 8-K     7

PART I. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

AN-CON GENETICS, INC.
CONSOLIDATED BALANCE SHEET

JUNE 30, 1996


ASSETS

Current assets:

Cash                        $     75,400
Trade accounts receivable        581,700
Inventories                      727,400
Prepaid expenses                  28,400
Deferred tax asset                99,100

Total current assets           1,512,000

Property and equipment, net    1,429,800

Other assets:

Goodwill, net                    243,700
Deferred charges, net            195,000
Patent rights, net               297,600
Unamortized debt issue costs, net              3,100
Deposits                           7,700

                                 747,100

                             $ 3,688,900

The accompanying notes are an integral part of the financial statements.

AN-CON GENETICS, INC.
CONSOLIDATED BALANCE SHEET
JUNE 30,1996
(CONTINUED)


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable            $    738,500
Accrued interest                 189,100
Notes payable - current portion              183,700
Due to Aaron shareholders      1,331,800
Obligations under capital leases -
 current portion                  31,300

Total current liabilities      2,474,400

Long-term debt, net              514,600
Obligations under capital leases,net 600


Stockholders' equity:

Common stock par value $.015; 15,000,000
  shares authorized, issued and outstanding
  4,425,340 shares on June 30, 1996          66,500
Additional paid in capital    11,659,300
Accumulated deficit         (11,026,500)

Total stockholders' equity       699,300

                           $   3,688,900

The accompanying notes are an integral part of the financial statements.

AN-CON GENETICS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995


                        1996      1995

Sales              $ 3,214,200$2,592,300

Costs and expenses:

Cost of sales        1,599,600 1,501,300
Research and development26,300        --
Professional services  125,600   219,400
Salaries and related costs       493,100          291,100
Selling, general and
administration         664,500   696,700

                     2,909,100 2,708,500

Gain(Loss)from operations        305,100    (  116,200)


Other income (expense):

Interest, net       (  64,500)                (    3,900)
Miscellaneous               --     2,500

                    (  64,500)                (    1,400)

Gain (Loss) before
extraordinary item    240,600                 (  117,600)

Extraordinary item:

Gain from settlement of debt,
 net of taxes               --    76,800

Income                 240,600(  40,800)

Provision for income tax      (  84,200)   --
Realized benefit of loss
 carryforward               --        --
Net income (loss)  $   156,400$ (  40,800)

Per share, Primary and fully diluted:

Gain(Loss) before extraordinary item   $ .02$(.02)
Extraordinary item        --        .01
Net income (loss)       $ .02     $(.01)

Weighted average number of shares
outstanding - Fully Diluted    6,898,040 6,643,040


The accompanying notes are an integral part of the financial statements.
AN-CON GENETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                            1996     1995
Cash Flows from operating activities
Net income (loss)     $  156,400$(  40,800     )


Adjustments to reconcile net income
 (loss) to net cash provided by (used in)
 operating activities:
Depreciation and amortization      116,40045,900
Common stock issued for
professional fees          5,700     7,900
Gain from forgiveness of debt --  (76,800)
Employee stock option granted       16,900   --

Changes in current assets and liabilities:
Increase (decrease)in receivables   70,600 (267,200)
(Increase) decrease in inventories         (121,200) ( 97,100)
(Increase) decrease in prepaid expenses       45,500  (  2,300)
(Decrease) in accounts payable   (171,400)   100,400
Increase in accrued interest        31,200 (    600)
Decrease in deferred tax  84,200        --

Total adjustments         77,900 (289,800)

Net cash provided by (used in)
 operating activities    234,300 (330,600)

Cash flows from investing activities
(Increase)in deferred cost       (100,000)   --
(Increase)in fixed assets        (204,800)( 108,300)
(Increase)in patents   ( 69,500)        --

Net cash used in investing activities (374,300)( 108,300)

Cash flows from financing activities
Decrease in obligations under
capital lease          (  4,200)(   3,700)
Decrease in notes payable - officers    --(  90,800)
(Increase)decrease in long term debt  ( 76,800)(   7,300)
Common shares issued for cash      120,000      1,000
Decrease in subscriptions receivable  10,600       49,000
Net cash provided by (used in)
financing activities      49,600(  51,800)
Net increase (decrease) in cash and
 cash equivalents      ( 90,400) (490,700)
Cash and cash equivalents,
 beginning of period     165,800   550,700
Cash and cash equivalents,
end of period          $  75,400$   60,000
The accompanying notes are an integral part of the financial statements.
AN-CON GENETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

Cash paid during six months ended June 30:

                            1996                     1995
                          Interest               $ 18,900    $9,300
                          Income Taxes                -0-       -0-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:
FOR THE SIX MONTHS ENDED JUNE 30, 1996
On February 15, 1996 the Company set up an employee stock option plan issuing 337,000 warrants to key employees valued at $.05 per share. The Company utilized a loss carryforward of $240,600 as an offset against its estimated taxable income of equal amount. For the period ended the Company wrote off warrants previously issued for $5,700.

FOR THE SIX MONTHS ENDED JUNE 30, 1995
         The Company issued 35,000 restricted post-split shares to convertible noteholders to redeem $70,000 in notes payable and $26,900 of related accrued interest. The shares were valued at $14,000, 50% of the market price of the Company s unrestricted shares at the time of issuance. The issuance cost of the redeemed bonds, in the amount of $6,100 was written off.

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

According to the agreement An-Con will register the shares that are placed in escrow. The former shareholders of Aaron have the right to accept the registered shares of An-Con or elect to receive the value of their shares in cash. Since (a) the vote was previously taken by Aaron s shareholders and shares were already delivered by them, and (b) An-Con shares were already issued prior to filing and effectiveness of a registration statement under the Securities Act of 1933, and (c) since the Company has already been acquired since January, 1995, the shareholders of Aaron are to be provided with an effective registration statement by An-Con and are being requested to choose either to accept delivery of the An-Con shares pursuant to the Acquisition Agreement, as amended, or, in the alternative, to receive cash for their shares of Aaron. The amount of $1,331,800, value of the consideration due to the former Aaron shareholders, is recorded as a current liability of An-Con, as of March 31, 1995.
AN-CON GENETICS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
(CONTINUED)

FOR THE SIX MONTHS ENDED JUNE 30, 1996 (Continued)

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





































AN-CON GENETICS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1996

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

(G) Research and Development (continued)

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

(M)  Accounting for Income Taxes

    In 1992, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income taxes." This statement requires that deferred taxes be established for all temporary differences between the book and tax bases of assets and liabilities, including those which have not been previously
AN-CON GENETICS, INC.
NOTES TO FINANCIAL STATEMENTS
(continued)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (continued)

(M) Accounting for Income Taxes (continued)

    recognized. In addition, deferred tax balances must be adjusted to reflect tax rates that will be in effect in the years in which the temporary differences are expected to reverse.

 (N) Nonmonetary Transactions

    The accounting for non-monetary assets is based on the
    fair values of the assets involved. Cost of a non-
    monetary asset acquired in exchange for another non-monetary asset is recorded at the fair value of the asset surrendered to obtain it. The difference in the costs of
    the assets exchanged is recognized      as a gain or loss.
    The fair value of the asset received is      used to measure
    the cost if it is more clearly evident than the   fair
    value of asset surrendered.

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

NOTE 3.  DESCRIPTION OF BUSINESS

An-Con Genetics, Inc. ("the Company") was incorporated in 1982, under the laws of the State of Delaware and has its principal executive office at 1 Huntington Quadrangle, Melville, New York
11747.







AN-CON GENETICS, INC.
NOTES TO FINANCIAL STATEMENTS
(CONTINUED)


NOTE 4. STOCK-BASED COMPENSATION

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

  Net Income          As reported          $61,400
                      Pro forma             41,200

  Primary and fully   As reported             .009
   diluted earnings   Pro forma               .006
   per share


NOTE 5. EARNINGS PER SHARE

     Primary earnings per share is equal to net income divided by the weighted average number of shares outstanding including dilutive convertible securities. In the first six months of 1996, the dilutive securities included the outstanding shares of Xenetics Biomedical, Inc. and Automated Diagnostics Inc., the two inactive subsidiaries of the Company. The shares of these companies were convertible to 153,333 shares of An-Con common stock. Also, approximately 70% of former shareholders of Aaron Medical Industries, Inc. had indicated their decision to accept 2,379,367 shares of An-Con. The Company's fully diluted and primary earnings per share are the same and are computed assuming the conversion of these securities.










AN-CON GENETICS, INC.

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION

Results of Operations
    The results of operations over the six months ended June 30, 1996 show increased sales and profitability, as compared to the first six months of 1995. The Company's sales revenues increased by 24%, from $2,592,300 to $3,214,200. The smaller rise in the cost of goods sold (7%), relative to sales, changed the Company's gross profit from $1,091,000 to $1,614,600, raising the gross profit margin on sales from 42.1% to 50.2%. The expanded marketing activities and shift in product sales mix of the Company and improved purchasing and manufacturing efficiency were the principal reasons for the change in gross profits.

    Salaries and related expenses increased by 69% from $291,100 to $493,100, in the six months ended June 30, 1996 as compared to the same period in 1995. The increase in cost of salaries was related to the new management of human resource utilization policies and a change in accounting for indirect labor.

    Expenses for professional services decreased by 42.8% to $125,600 in the six months ended June 30, 1996, as compared to $219,400 in the same period of the previous year. A substantial part of the professional fees in 1995 were related to financing activities which the Company did not have in 1996.

    The increased marketing activities was accompanied by a 5% increase in selling, general and administrative expenses. These expenses were $664,500, in the six month period ended June 30, 1996 as compared to $696,700 for the six months ended June 30, 1995.

    The Company had net income of $156,400 for the six months ended June 30, 1996 as compared to a loss of $(40,800) for the same period in 1995. The gain, in 1996, was due to 24% increase in revenues in contrast to 6% rise in cost of sales and 9% in operating expenses. The operating income was $305,100, in the first six months of 1996 as compared to a loss of $(116,200) in 1995. The 1995 operating loss was offset only by $76,800 in income from the settlement of debt.

    The Company sells its products in a similar fashion in the international market as it does in the USA, through distributors. These distributors are found mainly through responses to company advertising in international medical journals or contacts made at domestic or international trade shows. The Company began attending trade shows in foreign countries for the first time in 1993. Since that time, international sales have more than doubled. The main focus for export sales has been Western Europe. The Company has distributors in all major markets there. The Company exhibited for the first time in South America, Sao Paulo, Brazil in 1995. AN-CON GENETICS, INC.

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION (CONTINUED)

    The Company intends to continue marketing their products via this manner, targeting different regions of the world, while returning to major markets for increased market exposure and to introduce new products. In 1996, the Company will exhibit for the first time in the United Kingdom.

    During the first six months of 1996, international sales of the Aaron Medical product line continued to increase. These sales were $678,900 which represented 21% of total sales. This compares favorably to 1995 when total international sales were $533,300 representing 20% of total sales. The increase from 1995 to 1996 represents a 27% increase in sales volume. To minimize credit risk, new international distributors in most instances pay cash in advance or by irrevocable letter of credit. This form of credit policy is customary and is not considered a detriment to further increased international sales.

    In the first six months of 1996, fixed costs increased to allow the introduction of new products, new sales personnel, and to improve the Company's quality control system to assure good manufacturing practices as required by the Food and Drug
Administration. At the same time, variable costs were reduced by discontinuing commissions paid to domestic sales representatives.

    Variable material and labor costs were reduced through improved purchasing strategies and product design. Additionally, the Company has begun purchasing certain labor intensive items off shore, effectively reducing cost of materials, and improving margins.

    The Company began new product development and improvement of facilities, as required by regulatory agencies, in the fourth quarter of 1995. This activity has continued in 1996. The cost of the improvements is $150,000 and will be funded primarily through internal cash flow with the balance of $15,000 being paid in the third quarter of 1996. The allocation of working capital to these projects caused the company's normally prompt payment record with trade vendors to decline slightly, in the first six months of 1996. In order to provide additional working capital, in the first quarter of 1996 the Company secured a three month $100,000 credit facility with a local commercial bank and raised $100,000 through a private placement of shares, the loan was paid off in the second quarter of 1996.





AN-CON GENETICS, INC.

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION (CONTINUED)

    Subsequent to the close of the first quarter, the Company commenced production of its new Omnifix 2000 tissue fixative for purposes of marketing through specialty laboratory distributors. Management believes Omnifix 2000 is a safer alternative to formalin, a chemical which OSHA has identified to be carcenogenic. The product will be marketed to hospital and private pathology laboratories and research institutions in both the University and industrial sectors. A patent application has been filed for Omnifix 2000.

Financial Condition and Liquidity

    Working capital of the Company was $(933,800) on June 30, 1996 as compared to $632,900 on June 30, 1995 and $(858,900) as of December 31, 1995. The deficit in working capital is attributable to the current cash recission offer made to the former Aaron shareholders of $1,331,800.

    On June 30, 1996, total assets were $3,688,900 as compared to $2,716,000 on June 30, 1995 and $3,600,500 of December 31,
1995.

The Company's cash decreased by $90,400 as compared to $(490,700) over the six months ended June 30, 1996 and 1995 respectively. The net cash provided by operations was $234,300 and $(251,500), (deficit) in the six months ended June 30, 1996 and 1995 respectively. In the first quarter of 1996 the Company received $49,600 from financing activities. The issuance of common shares provided $120,000 of the cash from financing. The amount of cash used in investing activities was $374,300.

The expenditures for the acquisition of additional fixed assets was 55% of the total cash outflows for investing. In the six months ended June 30, 1995, the Company utilized $101,800 to reduce notes payable and $108,300 to acquire fixed assets.

The Company has not paid interest on long term obligations which have been due since November, 1990. The total amount of interest payable on long term obligations was $39,700. As of June 30, 1996, the bondholders had made no declaration that the principal was due and payable. Additional interest has been accrued on the outstanding debt to the Aaron shareholders of $20,800, for the first six months of 1996.

Liquidity and Future Plans

Since the acquisition of Aaron Medical Industries, Inc. the
Company has changed its direction from acquiring ownership interest in companies to acquiring new product technology and expanding manufacturing capabilities through Aaron.
AN-CON GENETICS, INC.

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION (CONTINUED)

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

The Company's effective income tax rate would have been 35% except that both An-Con and Aaron have loss carryovers. For the first six months of 1996 Aaron used $84,200 of its loss carryover. Aaron's past five years have been progressively more profitable and it is the Company's belief that it will be able to use the remaining carryover losses to offset gains in 1996 and 1997. The Company expects to spend approximately $375,000 for capital additions in 1996 of which $150,000 was committed for the construction and renovation of the St. Petersburg facility.

    The Company's ten largest customers accounted for approximately 44% of net revenues for the six months ended June 30, 1996.

    The Company believes that it has the financial resources needed to meet business requirements in the foreseeable future, including capital expenditures for the expansion of its manufacturing site, working capital requirements, and product development programs.







AN-CON GENETICS, INC.

PART I. FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION (CONTINUED)

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

The Company had sales of $608,300 and $205,300 in the electrosurgical product area for the first six months of 1996 and 1995 respectively. The electrosurgical product line is a larger market than the Company has normally sold into and is dominated by two main competitors, Valley Lab a division of Pfizer and Conmed, based in Utica, New York. In the area of reduced stick electrodes, the main competitor is MegaDyne. The combined markets for the Company's electrosurgical products exceeds $100 million annually. Management believes that electrosurgical product sales will move from fifth place to second in total Company sales by product line in 1996 and will be the largest single product line by 1997.

Non-Medical Products

The Company sold $397,600 and $563,200 of its flexible lighting products used primarily in the automotive and locksmith industries in the first six months of 1996 and 1995 respectively. The Company is intending to expand this market with the addition of a higher quality flexible light unit. The higher quality version of the Bend-A-Light will be sold into the same markets as the Company presently sells its less expensive unit.


AN-CON GENETICS, INC.

PART I. FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION (CONTINUED)


The Company is manufacturing a fiber optic flexible scope to compete in the automotive, aircraft and quality maintenance markets and shipped its first scopes at the end of the second quarter. The product will compete with much more expensive units built by companies such as Olympus. After the Company has successfully marketed the industrial fiber optic flexible scope, it intends to redesign, manufacture and market a medical scope.







































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


      An-Con Genetics, Inc.
         (Registrant)


Date:  _________________


___________________
                                   Andrew Makrides,
                                   President





                                   Robert Saron,
                                   Chief Executive
                                   Officer