Form 10KSB/A
period 1995-12-31
AN CON GENETICS INC
filed 1996-09-16
CIK 719135

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


An-Con Genetics, Inc.
1995 Form 10-KSB Annual Report


Table of Contents



Part I

Item         1.   Description of Business . . . . . . . . . . .2

Item         2.   Properties. . . . . . . . . . . . . . . . . .8

Item         3.   Legal Proceedings . . . . . . . . . . . . . .9

Item         4.   Submission of Matters to a Vote of
                  Security Holders. . . . . . . . . . . . . . .10


Part II
Item         5.   Markets and Market Prices . . . . . . . . . .10

Item         6.   Managements Discussion and Analysis . . . . .11

Item         7.   Financial Statements   (See Financial Section)

Item         8.   Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure. . . .15


Part III

Item         9.   Directors, Executive Officers, Promoters
                  and Control Persons . . . . . . . . . . . . .15

Item         10.  Remuneration. . . . . . . . . . . . . . . . .18

Item         11.  Security Ownership of Certain Beneficial Owners
                  and Management of An-Con. . . . . . . . . . .21

Item         12.  Certain Relationships and Related Transactions . . 22

Item         13.  Exhibits and Reports on Form 8-k. . . . . . .26

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

Positive net income is expected to be achieved for the first quarter of 1996. The Company's management expects this trend to continue.

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


        Annual Compensation
  A        B     C        D       E


Name and                                        Other(a)
Principal                        Annual
Position Year   Salary  Bonus    Compensation

Robert Saron
CEO      1995$116,000 $39,600   $23,700

Andrew Makrides
President1995  77,000  11,800     8,000
         1994  62,500 126,500    14,000
         1993   3,500      --    14,000

Moshe Citronowicz
         1995  97,000  11,800     8,000

Delton Cunningham
Treasurer1995  82,900   8,800     8,000

Robert Speiser
CEO(Former)1995      12,500       -0-       8,000
         1994 84,850(b)235,000             13,100
         1993  6,500       --               6,000

(continued on next page)











REMUNERATION (continued)


                    Annual Compensation      Long Term Compensation

                       F       G        H      I

                       Awards                  Payouts

                                 Restricted Stock Options

                                 LTIP           All other
              Year     Awards    SAR'S   Payouts          Compensation


Name and
Principal
Position

Robert Saron
CEO         1995       $--        --       --       --

Andrew Makrides
President   1995       $--        --       --       --
            1994        --        --       --   $2,700
            1993        --        --       --    2,700

Moshe Citronowicz
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

There have been no changes in the pricing of any SAR's previously or currently awarded.

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

                            Number of  Nature Percentage of
Name and           Title    Shares       of    outstanding
Address          of Class    owned  ownership(i)shares(i)

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

Delton Cunningham  Common Stock    54,946 Beneficial     .7%
 (iv)
7500 Normandy Ct.
Seminole, FL 34642


All Officers       Common Stock   1,600,665   Beneficial     20.8%
 and Directors as a
Group (4 persons)


(i) Based on 7,704,436 shares outstanding as of December 31, 1995, which is inclusive of the shares issued for the benefit of Aaron shareholder's.

(ii) Mr. Robert Speiser resigned as the Company Chairman and
Chief Executive Officer on March 20, 1995.

(iii) Robert Saron, who replaced Mr. Speiser as Chairman, is the President and a director of Aaron Medical Industries, Inc. As a result of the exchange of shares pursuant to the Acquisition Agreement, Mr. Saron will become the beneficial owner of 432,385 additional shares of An-Con (in addition to the 25,000 shares he had received prior to the merger).

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


                                         President, Director
   Andrew Makrides                       April 23, 1996


                                         Director
   Joseph F. Valenti                     April 23, 1996


                                         Director
   George W. Kromer                      April 23, 1996


                                         Secretary, Treasurer
   Delton Cunningham   Chief  Financial Officer                  April 23, 1996















CONSENT OF CERTIFIED PUBLIC ACCOUNTANT



We consent to the incorporation by reference in this Annual
Report on Form 10-KSB of An-Con Genetics, Inc. of our report dated April 15, 1996 and August 30, 1996 included in the 1995
Annual Report to Stockholders of An-Con Genetics, Inc.





Bloom and Company
Hempstead, New York
August 30, 1996

































PART II

ITEM 7.  FINANCIAL STATEMENTS


AN-CON GENETICS, INC.
INDEX TO FINANCIAL STATEMENTS



Contents                                          Page

Independent Auditors' Report                       F-2

Consolidated Balance Sheet at December 31, 1995    F-3

Consolidated Statements of Operations for the years
  ended December 31, 1995 and 1994                 F-5

Consolidated Statements of Shareholders' Equity for the
  years ended December 31, 1995 and 1994           F-6

Consolidated Statements of Cash Flows for the years
  ended December 31, 1995 and 1994                 F-13

Consolidated Notes to Financial Statements         F-18

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




BLOOM AND COMPANY
April 15, 1996
Except for notes 7 and 11, August 30, 1996

AN-CON GENETICS, INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 1995





ASSETS

Current assets:

Cash                                 $   165,800
Trade accounts receivable                652,300
Inventories                              606,200
Prepaid expenses                          73,900
Deferred tax asset                       183,300

    Total current assets               1,681,500

Property and equipment, net            1,269,500

Other assets:

Goodwill, net                            100,300
Deferred charges                          95,000
Patent rights, net                       259,500
Unamortized debt issue costs, net          3,700
Deposits                                   7,700

                                         466,200

                                      $3,417,200

The accompanying notes are an integral part of the financial statements.
























AN-CON GENETICS, INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 1995
(Continued)



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


Stockholders' equity

Common stock par value $.015;
 15,000,000 shares authorized,
 issued and outstanding 4,305,340
 shares, on December 31, 1995             64,700
Additional paid in capital            11,541,100
Accumulated deficit                 (11,366,200)

                                         239,600

Subscriptions receivable            (    10,600)

Total stockholders' equity               229,000

                                     $ 3,417,200

The accompanying notes are an integral part of the financial statements.













AN-CON GENETICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

                                     1995       1994

Sales                         $   5,521,000$   85,500

Costs and expenses:

Cost of sales                     3,215,300    56,700
Research and development            121,900    11,300
Professional services               368,400   265,200
Salaries and related costs          850,000   405,200
Selling, general and administration         1,184,900             378,600

                                  5,740,500 1,117,000

(Loss) from operations          (  219,500)              (1,031,500)

Other income and (expense):

Interest expense (net of income)(   68,700)              (   26,400)
Miscellaneous                        57,300                    1,500

                                (   11,400)              (   24,900)

Income (loss) before extraordinary item    (  230,900)  ( 1,056,400)

Extraordinary item:
Gain from settlement of debt         76,800                   54,200

Income (loss) before income tax (  154,100)(1,002,200)

Income tax                               --                       --

Net income (loss)              $ (  154,100            )$(1,002,200)

Per share

Net loss before extraordinary item$(   .054)

Net income (loss)                 $(    .04)            $(     .39)

Weighted average number of shares
outstanding primary and fully diluted      4,354,349*      2,586,688

*This number should be used to calculate earnings per share because it includes 153,333 An-Con shares to be issued to the stockholders of the unconsolidated subsidiaries of An-Con, Xenetics Biomedical Inc. and Automated Diagnostics, Inc. in exchange for the shares they hold in the respective companies. The accompanying notes are an integral part of the financial statements.





AN-CON GENETICS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

                 Common
                number of  Common   Paid-in
                 shares     Stock   Capital      Deficit
Balance January 1,
1994            987,695  $ 15,000$9,090,700$(10,209,900)

Shares
issued
in exchange
for
convertible
debt and
accrued
interest at
$1.00 per
share           236,066     3,500   355,400

Exercise
of warrants
received by
convertible
debt holders
at $1.50 per
warrant         202,001     3,000   288,100

Expired
warrants                             16,900

Shares issued
in exchange
for cash less
commission of
$150,000 to a
foreign
investor at
$1.50 per
share           666,667    10,000   840,000

Shares issued
for the
purchase of
technology
at $.65 per
share            91,350     1,400    58,000

Warrants
issued for
services and
consulting
compensation
plan valued
at $.38 per
warrant
The accompanying notes are an integral part of the financial statements. (continued on next page)
AN-CON GENETICS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994
                                         Paid-in
                Treasury   Subscriptions Capital
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
The accompanying notes are an integral part of the financial statements. (continued on next page)
AN-CON GENETICS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994
(continued)



                 Common
                number of  Common   Paid-in
                 shares     Stock   Capital   Deficit



Warrants
exercised at
$1.50 per
share as per
1994 service
and consulting
compensation
plan            120,500     1,800   149,300

Shares issued
for officers
bonus at
$.30 per
share in
conjunction
with the
rescission
of executive
warrants      1,205,000    18,100   343,400

Shares issued
for consulting
and legal
services at
$.30 per
share           516,061     7,700   147,200

Shares issued
for legal
services
at $.90
per share        85,000     1,300    74,700

Net (loss)
for 1994                                      (1,002,200)

Balance
December 31,
1994         4,110,340    $61,800            $11,363,700 $(11,212,100)


The accompanying notes are an integral part of the financial statements.

(continued on next page)

AN-CON GENETICS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994
(CONTINUED)


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

(continued on next page)




AN-CON GENETICS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994


                 Common
               number of   Common    Paid-in
                 shares     stock    Capital   Deficit


Balance
December 31,
1994          4,110,340   $61,800$11,363,700$(11,212,100)

Shares issued
for
consulting
and legal
services
at $.40
per share        27,500       400     10,600

Shares issued
in exchange
for outstanding
bonds at $.40
per share        35,000       500     13,500

Shares issued
as part of
purchase of
building
at $1.30 per
share            60,000       900     77,100

Shares issued
for cash
at $1.00 per
share            80,000     1,200     78,800

Shares issued
in escrow
for the
purchase of
Aaron Medical
Industries, Inc.
3,399,096 (memorandum only)

Shares held
in treasury
given in
exchange for
legal fees
at $.40 per
share
Warrants
cancelled                             74,400
The accompanying notes are an integral part of the financial statements. (continued on next page)
AN-CON GENETICS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994
(Continued)
                                        Paid-in
                Treasury Subscriptions  capital
                  Stock   Receivable   Warrants  Total

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

The accompanying notes are an integral part of the financial statements. (continued on next page)
AN-CON GENETICS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

                 Common
               number of   Common     Paid-in
                 shares     stock     Capital      Deficit

Cash received
to reduce
subscriptions
receivable

Shares canceled
previously
issued for
services        (7,500)     (100)     (2,900)

Cash collection
of warrants
outstanding                              900

Cost of
underwriting
for Aaron
acquisition                         (75,000)

Income for
year 1995                                       (154,100     )

Balance December 31,
1995         4,305,340   $ 64,700$11,541,100 $(11,366,200)
(Table continued below)
                                        Paid-in
                Treasury  Subscriptions Capital
                  Stock     Receivable Warrants    Total
Cash received
to reduce
subscriptions
receivable                  $64,900              $64,900

Shares canceled
previously
issued for
services                                          (3,000)

Cash collection
of warrants
outstanding                                          900

Cost of
underwriting
for Aaron
acquisition                                      (75,000)

Income for
year 1995                                       (154,100     )
Balance December 31,
1995           $     0 $ (10,600)  $       0   $ 229,000
AN-CON GENETICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

                                    1995       1994

Cash flows from operating activities:

Net income (loss)              $(  154,100)             $(1,002,200)

Adjustments to reconcile net
income (loss) to net cash provided
by (used in) operating activities:

Depreciation and amortization       171,000    120,300
Tax benefit                         183,300         --
Shares issued for services           14,000    230,700
Warrants issued for services             --     57,800
(Gain) loss from settlement of debt        (   76,700)        26,900
Shares issued for officers bonus         --    241,500
Provision for tax benefit       (  183,300)         --

Change in assets and liabilities:

Increase in receivables         (  151,200)(      900)
(Increase) decrease in prepaid expenses          4,900   (   10,100)
Increase in inventories         (   91,800)(    7,500)
Increase (decrease) in accounts payable        335,900   (   68,400)
Increase (decrease) in accrued interest         45,600   (    2,500)
Decrease in customers deposits  (   85,100)                  --

Total adjustments                   166,600    587,800

Net cash provided by (used in)
operations                      $   12,500 $(  414,400)


The accompanying notes are an integral part of the financial statements.

AN-CON GENETICS, INC.
CONSOLIDATEDS STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994
(Continued)


                                       1995      1994

Net cash provided by (used in)
 operating activities            $   12,500$(  414,400)

Cash flows from investing activities:

(Increase)decrease in fixed assets           ( 236,300)   4,300
Increase in security deposits         1,800  (      300)
Acquisition  costs               (  20,000)  (   75,000)
Purchase of technology           ( 126,600)          --

Net cash applied to investing
activities                       ( 381,100)  (   71,000)

Cash flows from financing activities

Receipt of common stock subscription 64,900          --
Loans and advances to affiliate          --   ( 190,600)
Common shares issued                 80,900     850,000
Decrease in loans from officers  (  90,700)   ( 165,900)
Common shares issued for warrants        --     383,400
Reduction in notes payable
and capital leases                    3,600          --
Cost of underwriting             (  75,000)          --

Net cash provided by (applied to)
financing activities             (  16,300)     876,900

Net increase (decrease) in cash  ( 384,900)     391,500
Cash at beginning of year           550,700      20,300

Cash at end of year              $  165,800  $  411,800


The accompanying notes are an integral part of these financial statements.
















AN-CON GENETICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE YEAR ENDED DECEMBER 31, 1995 AND 1994
Cash paid during the twelve months ended December 31:
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

The former shareholders of Aaron have the right to accept the registered shares of An-Con or elect to receive the value of their shares in cash.
Since (a) the vote was previously taken by Aaron's shareholders and shares were already delivered by them, and (b) An-Con shares were already issued prior to filing and effectiveness of a registration statement under the Securities Act of 1933, and (c) since the Company has already been acquired since January, 1995, the shareholders of Aaron are to be provided with an effective registration statement by An-Con and are being requested to choose either to accept delivery of the An-Con shares pursuant to the acquisition agreement, as amended, or, in the alternative, to receive cash for their shares of Aaron. The amount of $1,331,800, value of the consideration due to the former Aaron shareholders, is recorded as a current liability of An-Con, as of March 31, 1995.
AN-CON GENETICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE YEAR ENDED DECEMBER 31, 1995 AND 1994

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES (continued):
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1995:
The Acquisition of Aaron was accounted for using the purchase method. Accordingly, $2,012,800 was allocated to assets acquired based on their estimated fair values. This treatment resulted in $335,800 of cost in excess of net assets acquired. Such excess
(which has increased for additional acquisition costs) is being amortized on a straight-line basis over five years. In connection with the acquisition, the Company assumed $681,600 net liabilities of Aaron.
In 1995, the Company reduced good will for the tax benefits recognized by Aaron as a result of its net operating loss carryover of $183,300 as per FASB 109 paragraph 30.

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

6. On December 15, 1995 the Company purchased the technology to manufacture a 30 watt electrosurgical coagulation device (ECU)
for $185,000.  $100,000 of cash at closing           and $85,000
in notes                                   payable over eighteen
months at 10% with monthly payments of $5,105,.85.

7.   An-Con shares being held by the Company were issued for
legal services valued at                        $6,000.

8.   During the year subscriptions receivable for shares
issued for legal services were                  canceled valued
at $12,800. The Company determined they were uncollectible.

FOR THE YEAR ENDED DECEMBER 31, 1994
1.      The Company issued 236,066 shares and the equivalent
number of warrants to convertible note holders in redemption
of $332,000 in notes.  The warrants were called by the    Company
and 202,001 warrants were exercised for $290,880. As of December 31, 1994, $44,000 of notes taken by the Company for the exercise of the warrants had not been paid.
These notes bear annual interest rate of nine percent.

AN-CON GENETICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1995 AND 1994

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





































  AN-CON GENETICS, INC.
  CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

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



AN-CON GENETICS, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(continued)

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


AN-CON GENETICS, INC
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(continued)

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








AN-CON  GENETICS, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(continued)

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

AN-CON GENETICS, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(continued)

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



AN-CON GENETICS, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(continued)

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







AN-CON GENETICS, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(continued)

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
                                               $ 1,269,500
NOTE 4. LEASE AGREEMENTS

          On February 28, 1995 an agreement was entered into with the landlord of one Huntington Quadrangle, Melville, New York for a new lease on the same premises beginning February 1, 1995 and extending to January 31, 1997. The annual rental is $24,000 payable $24,000 upon signing the lease, and $1,000 per month for 24 months. The landlord and the Company have signed general releases absolving each of any past due debts or damages. The Company has written off prior rents charged to operations in the amount of $54,200. Annual rental expense was $24,000, for the year ended December 31, 1995 and 1994 for the parent Company, An-Con.
AN-CON GENETICS, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(Continued)


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

The following is a summary of property held under capital leases:

                             1995       1994

    Transportation        $ 38,800  $ 38,800
    Telephone equipment     16,200    16,200
                            55,000    55,000
    Less: Accumulated
         depreciation     (25,500)  (10,000)
                          $ 29,500  $ 45,000

Minimum future lease payments under capital leases as of December 31, 1995 for each of the next four years and in the aggregate are:
                                           Amount

               1996                          $ 34,400
               1997                             3,200
               1998                                --
               1999                                --
               Total minimum lease payments    37,600
               Less: Amount representing interest 6,000
               Present value of net minimum lease
                payments                     $ 31,600
AN-CON GENETICS, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(Continued)

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
AN-CON GENETICS, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(Continued)

    NOTE 7.  INTANGIBLE ASSETS (continued)

The cost of patents, trademarks, and copyrights acquired are being amortized on the straight-line method over their remaining lives, ranging from 2 to 5 years. Amortization expense charged to operations in 1994 and 1995 was $3,000 and $14,300 respectively.

                 Balance   Additions              Balance
                Beginning (decrease),                    at end of       Accum.
                of Period   at cost Write-Offs    Period  Amort.

Goodwill

Goodwill       $     -0-  $ 335,800  $    -0- $  335,800$  86,200
(Purchase
Aaron)
Elimination of
Valuation allowance
for tax asset              (183,300)            (183,300)
Goodwill             -0-     15,500       -0-     15,500      300
(Purchase
Suncoast
Covenant not
to compete)
(Purchase
Suncoast)           -0-      20,000       -0-    20,000     1,200

              $     -0-   $ 188,000   $   -0-  $188,000  $ 87,700


Aaron, the Company's subsidiary had recognized a tax asset for carryover losses of $366,600 on January 11, 1995 (the date of purchase) and a corresponding valuation allowance . As per Financial Accounting Standards Board (FASB) Statement of Standards Number 109 paragraph 30: If a valuation allowance is recognized for the deferred tax asset for an acquired entity's deductible temporary differences or operating loss or tax credit carryforwards at the acquisition date, the tax benefits for those items that are first recognized (that is, by elimination of that valuation allowance) in financial statements after the acquisition date shall be applied (a) first to reduce to zero any goodwill related to the acquisition, (b) second to reduce to zero other noncurrent intangible assets related to the acquisition, and (c) third to reduce income tax expense.

              Goodwill represents the excess of the cost of Companies acquired over the fair value of their net assets at dates of
acquisition and is being amortized on the   straight-line method
over 5 years. Amortization expense charges to operations for 1994 and 1995 and 1995 was $-0- and $87,700, respectively.



AN-CON GENETICS, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(Continued)


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

AN-CON GENETICS, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(Continued)

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
                                  $ 775,100
AN-CON GENETICS, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(Continued)

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

NOTE 11.  NET OPERATING LOSS CARRYFORWARDS

The Company's accounting policies require the recognition of a deferred tax asset for the operating loss carryforward as follows:

              Year loss       Loss    Expiration   Estimated
              incurred        Amount     Date      Tax Asset

       1983             $  376,000      1998     $ 132,000
       1984880,000            1999   308,000
       1985764,000            2000   267,000
       1986301,000            2001   105,000
       1987730,000            2002   255,000
       1988757,000            2003   265,000
       1989374,000            2004   131,000
       1990382,000            2005   134,000
       1991246,000            2006    86,000
       1992              1,004,000      2007       352,000
       1993465,000            2008   163,000
       1994              1,197,000      2009       419,000
       1995                637,200 (a)  2010       223,000

       Total            $8,113,200               2,840,000
       Deferred tax
   valuation allowance                     (2,840,000)
                                        $         -0-
                                    F-31
AN-CON GENETICS, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(Continued)

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

The amount of loss carryforward utilized to offset the taxable income of Aaron in 1995 was $483,400, which resulted in a tax saving of $183,300. Based on the profitable operations of the five years ended December 31, 1995 and management's assessment of Aaron's future prospects, it is more likely than not that net deferred taxable assets will be realized through the future taxable earnings. Based on an estimated tax rate of 35.5%, the tax benefit of the unutilized net operating loss carryforward of Aaron is estimated to be $183,300.
                                    F-32
AN-CON GENETICS, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(Continued)


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





AN-CON GENETICS, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(continued)

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

AN-CON GENETICS, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(continued)

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
The exercise price for options outstanding under the EOP Plan at February 15, 1995 was $1.125. These options will expire if not exercised on February 15, 2001.
AN-CON GENETICS, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(continued)

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

AN-CON GENETICS, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(continued)

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






AN-CON GENETICS, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(continued)

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
AN-CON GENETICS, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(continued)

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












c:10kasec1