Form 10QSB/A
period 1996-03-31
AN CON GENETICS INC
filed 1996-09-16
CIK 719135

U.S. Securities and Exchange Commission
Washington D.C. 20549
Form 10-QSBA

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

              Consolidated Statements of Operations
               for the Three Months Ended March 31,
               1996 and 1995                      F3

             Consolidated Statements of Cash Flows
              for the Three Months Ended March 31,
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

PART I. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

AN-CON GENETICS, INC.
CONSOLIDATED BALANCE SHEET
MARCH 31, 1996


                                 ASSETS

Current assets:

Cash                                           $     80,400
Trade accounts receivable                           806,100
Inventories                                         595,900
Prepaid expenses                                     26,500
Deferred tax asset                                  148,300

      Total current assets                        1,657,200

Property and equipment, net                       1,287,300

Other assets:

Goodwill, net                                        82,100
Deferred charges                                    115,000
Patent rights, net                                  266,200
Unamortized debt issue costs, net                     3,300
Deposits                                              7,700

                                                    474,300

                                                $ 3,418,800

The accompanying notes are an integral part of the financial statements.

AN-CON GENETICS, INC.
CONSOLIDATED BALANCE SHEET
MARCH 31,1996
(CONTINUED)


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable                               $    681,600
Accrued interest                                    169,900
Notes payable - current portion                     183,700
Due to Aaron shareholders                         1,331,800
Obligations under capital leases -
 current portion                                     31,400

      Total current liabilities                   2,398,400

Long-term debt, net                                 599,700
Obligations under capital leases,net                  2,800


Stockholders' equity:

Common stock par value $.015; 15,000,000
  shares authorized, issued and outstanding
  4,405,340 shares on March 31, 1996                 66,200
Additional paid in capital                       11,656,500
Accumulated deficit                         (11,304,800)

Total stockholders' equity                      417,900

                                          $   3,418,800

The accompanying notes are an integral part of the financial statements.

AN-CON GENETICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
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

The accompanying notes are an integral
part of the financial statements.
AN-CON GENETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                        1996       1995

Cash Flows from operating activities
Net income (loss)                   $  61,400 $     700

Adjustments to reconcile net income
 (loss) to net cash provided by (used in)
 operating activities:
Depreciation and amortization          53,400    24,300
Common stock issued for professional fees  --    11,000
Gain from forgiveness of debt              --  (76,800)
Employee stock option granted          16,900        --

Changes in current assets and liabilities:
Increase in receivables             (153,800) (108,500)
(Increase) decrease in inventories     10,300     3,700
(Increase) decrease in prepaid expenses          47,300  200
(Decrease) in accounts payable      (205,700) (107,600)
Increase in accrued interest           12,000     1,500
Decrease in deferred tax               35,000        --

Total adjustments                   (184,600) (252,200)

Net cash used in operating activities         (123,200) (251,500)

Cash flows from investing activities
(Increase)in deferred cost           (20,000) ( 10,000)
(Increase)in fixed assets            (48,300) ( 30,000)
(Increase)in patents                 (10,900)        --

Net cash used in investing activities(79,200) ( 40,000)

Cash flows from financing activities
Decrease in obligations under capital lease     (1,900)(   1,600)
Decrease in notes payable - officers       --(  83,500)
(Increase)decrease in long term debt    8,300(   7,300)
Common shares issued for cash         100,000        --
Decrease in subscriptions receivable   10,600        --

Net cash provided by (used in) financing
 activities                           117,000(  92,400)

Net increase (decrease) in cash and
 cash equivalents                    (85,400) (383,900)
Cash and cash equivalents,
 beginning of period                  165,800   550,700
Cash and cash equivalents, end of period      $  80,400$  166,800

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
    per share

NOTE 5. EARNINGS PER SHARE

Primary earnings per share is equal to net income divided by the weighted average number of shares outstanding including dilutive convertible securities. In the first quarter of 1996, the dilutive securities included the outstanding shares of Xenetics Biomedical, Inc. and Automated Diagnostics Inc., the two inactive subsidiaries of the Company. The shares of these companies were convertible to 153,333 shares of An-Con common stock.
Also, the 70% of former shareholders of Aaron Medical
Industries, Inc. had indicated their decision to accept
2,379,367 shares of An-Con. The Company's fully diluted and primary earnings per share are the same and are computed assuming the conversion of these securities.

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

     Subsequent to the close of the first, the Company commenced production of its new Omnifix 2000 tissue fixative for purposes of marketing through specialty laboratory distributors. Management believes Omnifix
2000 is a safer alternative to formalin, a chemical which OSHA has identified to be carcenogenic. The product will be marketed to hospitals and private pathology laboratories and research institutions in both the University and industrial sectors. A patent application has been filed for Omnifix 2000.

Financial Condition and Liquidity

     Working capital of the Company was $(741,100) on March 31, 1996 as compared to $(634,800) on March 31,
1995 and $(858,900) as of December 31, 1995. The deficit in working capital is attributable to the current cash recission offer made to the former Aaron shareholders of $1,331,800.

     On March 31, 1996, total assets were $3,418,800 as compared to $2,346,300 on March 31, 1995 and $3,417,200 of December 31, 1995.







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