Form 10QSB/A
period 1996-06-30
AN CON GENETICS INC
filed 1996-09-16
CIK 719135

U.S. Securities and Exchange Commission
Washington D.C. 20549
Form 10-QSB                                           A

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

PART I. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

AN-CON GENETICS, INC.
CONSOLIDATED BALANCE SHEET

JUNE 30, 1996


ASSETS

Current assets:

Cash                        $     75,400
Trade accounts receivable        581,700
Inventories                      727,400
Prepaid expenses                  28,400
Deferred tax asset                99,100

Total current assets           1,512,000

Property and equipment, net    1,429,800

Other assets:

Goodwill, net                     60,400
Deferred charges, net            195,000
Patent rights, net               297,600
Unamortized debt issue costs, net              3,100
Deposits                           7,700

                                 563,800

                             $ 3,505,600

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
Obligations under capital leases,net 600


Stockholders' equity:

Common stock par value $.015; 15,000,000
  shares authorized, issued and outstanding
  4,425,340 shares on June 30, 1996          66,500
Additional paid in capital    11,659,300
Accumulated deficit         (11,209,800)

Total stockholders' equity       516,000

                           $   3,505,600

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

    On June 30, 1996, total assets were $3,505,600 as compared to $3,127,700 on June 30, 1995 and $3,417,200 of December 31,
1995.

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