Form 10QSB
period 1996-09-30
AN CON GENETICS INC
filed 1996-11-15
CIK 719135

U.S. Securities and Exchange Commission
Washington D.C. 20549
Form 10-QSB

(Mark One)
                                            [ X ]QUARTERLY REPORT UNDER
SECTION 13 OR 15(d) OF THE                                  SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended  September 30, 1996

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the
issuers's class of common equity, as of the latest
practicable date:   4,683,118






























AN-CON GENETICS, INC.

FORM 10-QSB
QUARTERLY REPORT

SEPTEMBER 30, 1996

AN-CON GENETICS, INC.
INDEX TO FORM 10-QSB





Page
Part I.   Financial Information

        Item 1:       Consolidated Financial Statements:

             Consolidated Balance Sheet -
               September 30, 1996                  F1

              Consolidated Statement of Operations
               for the Nine Months Ended September 30,
                       1996 and 1995                      F3

                     Consolidated Statement of Cash Flows
                      for the Nine Months Ended September 30,
                       1996 and 1995                      F4

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

PART I. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

AN-CON GENETICS, INC.
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 1996


ASSETS

Current assets:

Cash                                                 $ 54,300
Trade accounts receivable                792,800
Inventories                              783,300
Prepaid expenses                          24,300
Deferred tax asset                        50,100

 Total current assets                  1,704,800

Property and equipment, net            1,443,800

Other assets:

Goodwill, net                             81,400
Deferred charges, net                    174,700
Patent rights, net                       332,700
Unamortized debt issue costs, net          1,900
Deposits                                   7,700

                                        598,400

                                     $3,747,000

The accompanying notes are an integral part of the financial statements.

AN-CON GENETICS, INC.
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30,1996
(CONTINUED)


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable                    $    813,700
Accrued interest                         201,600
Notes payable - current portion          186,600
Due to Aaron shareholders - recission offer       1,331,800
Obligations under capital leases -
 current portion                          30,200

    Total current liabilities          2,563,900

Long-term debt, net                      484,300


Stockholders' equity:

Common stock par value $.015; 15,000,000
 shares authorized, issued and outstanding
 4,683,118 shares on September 30, 1996   70,200
Additional paid in capital            11,724,200
Accumulated deficit                 (11,095,600)

Total stockholders' equity               698,800

                                    $  3,747,000

The accompanying notes are an integral part of the financial statements.

AN-CON GENETICS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995




                                1996       1995

Sales                      $ 5,254,200$4,108,600

Costs and expenses:

Cost of sales                2,767,200 2,465,200
Research and development                  31,000             --
Professional services          221,700   288,600
Salaries and related costs               824,200        556,600
Selling, general and
 administration                902,600   853,100

                             4,746,700 4,163,500

Gain(Loss)from operations      507,500(  54,900)


Other income (expense):

Interest, net               ( 104,700)               (  10,400)


Gain (Loss) before
 extraordinary item           402,800 (  65,300)

Extraordinary item:

Gain from settlement of debt,
 net of taxes                       --    76,800

Income                         402,800    11,500

Provision for income tax    ( 132,300)        --


Net income (loss)          $   270,500$    11,500

Per share:

Gain(Loss) before
 extraordinary item             $ .04    $ (.01)
Extraordinary item                --        .01
Net income (loss)               $ .04   $   --

Weighted average number of shares
outstanding - Fully Diluted6,980,718   6,898,040


The accompanying notes are an integral part of the financial statements.
AN-CON GENETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                      1996     1995

Cash Flows from operating activities
Net income (loss)                $  270,500 $ 11,500

Adjustments to reconcile net income
 (loss) to net cash provided by (used in)
 operating activities:
Depreciation and amortization       198,900    74,600
Common stock issued for professional fees       5,7007,900
Gain from forgiveness of debt            --  (76,800)
Employee stock option granted        16,900        --

Changes in current assets and liabilities:
(Decrease) in receivables         (140,500) (373,800)
(Increase) decrease in inventories          (177,100)     3,000
(Increase) decrease in prepaid expenses        49,600    32,000
(Decrease) in accounts payable     (73,600)   (3,300)
Increase (decrease) in accrued interest        43,800  ( 3,900)
Decrease in deferred tax            133,200        --

Total adjustments                    56,900 (340,300)

Net cash provided by (used in)      327,400 (328,800)
 operating activities

Cash flows from investing activities
(Increase)in deferred cost         (79,700)        --
(Increase)in fixed assets         (314,700)( 175,800)
(Increase)in patents             ( 111,000)        --


Net cash used in investing activities      ( 505,400)( 175,800)

Cash flows from financing activities
Decrease in oblig. under capital lease        (5,900)   (5,900)
Decrease in notes payable - officers     -- ( 90,800)
(Increase)decrease in long term debt       ( 104,200) ( 22,500)
Common shares issued for cash       166,000               1,000
Decrease in subscriptions receivable           10,600    87,900

Net cash provided by (used in) financing
 activities                          66,500(  30,300)

Net increase (decrease) in cash and
 cash equivalents                ( 111,500)( 534,900)

Cash and cash equivalents,
 beginning of period                165,800   550,700
Cash and cash equivalents, end of period    $  54,300$   15,800

The accompanying notes are an integral part of the financial statements.



AN-CON GENETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


Cash paid during nine months ended September 30:

                                1996        1995
     Interest                  $12,500    $7,500
     Income Taxes                  -0-       -0-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996

On February 15, 1996 the Company set up an employee stock option plan issuing 337,000 warrants to key employees valued at $.05 per share. The Company utilized a loss carryforward of $240,600 as an offset against its estimated taxable income of equal amount. For the period ended the Company wrote off warrants previously issued for $5,700.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995

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

AN-CON GENETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
(CONTINUED)


FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995

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

AN-CON GENETICS, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1996

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



AN-CON GENETICS, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1996

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (continued)

(f) Investments (continued)

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

A loss in value of an investment that is other than a temporary decline shall be recognized the same as a loss in value of other long-term assets. Evidence of a loss in value might include, but would not necessarily limited to, absence of the ability to recover the carrying amount of the investment or inability of the investee to sustain aa earnings capacity that would justify the carrying amount of the investment. A current fair market value of an investment that is less than its carrying amount may indicate a loss in the value of the investment.

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

(H) Research and Development Arrangements

    The company accounts for its obligations under an arrangement for the funding of research and development by others by determining whether the company is contractually obligated to pay for research not yet performed. If so determined, to extent that the company development is obligated to pay, the company records a liability and charges research and development costs to expense.

(I) Patents, Franchises, Licenses and Operating Rights

The cost of franchises, license options to acquire technology and operating rights acquired are amortized using the straight-line method over their useful lives, 5 years.




AN-CON GENETICS, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1996


NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (continued)

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

(N) Non-monetary Transactions

    The accounting for non-monetary assets is based on the
    fair values of the assets involved. Cost of a non-
    monetary asset acquired in exchange for another non-
    monetary asset is recorded at the fair value of the
    asset surrendered to obtain   it. The difference in the
    costs of the assets exchanged is recognized as a gain or loss. The fair value of the asset received is used to measure the cost if it is more clearly evident than the fair value of asset surrendered.

(O) Stock-Based Compensation

The company has adopted Accounting Principles Board Opinion 25 for its accounting for stock based compensation. Under this policy:

Compensation cost are recognized as an expense over the period of employment attributable to the employee stock options.

Stocks issued in accordance with a plan for past or future
services of an     employee  is allocated between the expired costs
and future         costs.  Future costs are charged   to the periods in
which the services are performed.

AN-CON GENETICS, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1996

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (continued)

(P) Principles of Consolidation

    The consolidated financial statements include the accounts of An-
Con Genetics,      Inc.      and its wholly-owned subsidiary Aaron Medical
Industries, Inc., after      elimination    of material intercompany
accounts and transactions.

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

The Company applies APB opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans.  Accordingly, based on a stock price of $1.175 per share when the warrants were issued, a compensation cost of $.05 per warrant was recognized. Had the compensation cost for the
Company's warrants been determined based on the fair value at the grant date of the awards under the warrants plan consistent with the method of FASB Statement 123 Accounting for Stock Based Compensation, the cost per warrant would have been $.11 and
Company's net           income and earnings per share would have been
reduced to the pro forma amounts indicated below:

    Net Income         As reported        $ 270,500
    Net Income         Pro forma           250,300

    Net Income Per Share:

    Primary and fully
    Dilluted           As reported             .04
    Primary and fully
    Dilluted           Pro forma               .04









AN-CON GENETICS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1996

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES (continued)


NOTE 5. EARNINGS PER SHARE

    Primary   earnings per share is equal to net income divided by
    the weighted average     number of shares outstanding including
    dilutive convertible securities.  In the first nine months
    of 1996, the dilutive    securities included the outstanding
    shares of Xenetics Biomedical, Inc. and Automated
    Diagnostics Inc., the    two inactive and defunct subsidiaries
    of the Company.  The shares of these Companies
were                                        convertible to 153,333 shares of
An-Con common                stock.  Also,       approximately
70% of former                shareholders of Aaron Medical      Industries, Inc.
had indicated their decision           to   accept 2,379,367
shares of An- Con. The Company's fully diluted and primary earnings per share are the same and are computed assuming the conversion of these securities.





































AN-CON GENETICS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

The results of operations over the nine months ended September 30, 1996 show increased sales and profitability, as compared to the first nine months of 1995. The Company's sales revenues increased by 28%, from $4,108,600 to $5,254,200. The smaller rise of 12% in the cost of goods sold , relative to sales, changed the Company's gross profit from $1,643,400 to $2,487,000, raising the gross profit margin on sales from 40% to 47%. The expanded marketing activities and shift in product sales mix of the Company and improved purchasing and manufacturing efficiency were the principal reasons for the change in gross profits.

Salaries and related expenses increased by 48% from $556,600 to $824,200, in the nine months ended September 30, 1996 as compared to the same period in 1995. The increase in cost of salaries was related to the new management of human resource utilization policies and a change in accounting for indirect labor.

Expenses for professional services decreased by 23% to $221,700 in the nine months ended September 30, 1996, as compared to $288,600 in the same period of the previous year. A substantial part of the professional fees in 1995 were related to financing activities which the Company did not have in 1996.

The increased marketing activities was accompanied by a 6% increase in selling, general and administrative expenses. These expenses were $902,600, in the nine months period ended September
30, 1996 as compared to $853,100 for the nine months ended
September 30, 1995.

The Company had net income of $270,500 for the nine months ended September 30, 1996 as compared to $11,500 for the same period in 1995. The gain, in 1996, was due to 28% increase in revenues in contrast to 12% rise in cost of sales, and a 22% rise in operating expenses. The operating income was $507,500, in the first nine months of 1996 as compared to $(54,900) in 1995. The 1995 operating loss was offset only by $76,800 in income from the settlement of debt.

The Company sells its products through distributors both internationally and domestically. Distributors are found mainly through responses to Company advertising in international medical journals or contacts made at domestic and international trade shows. The Company began attending trade shows in foreign countries for the first time in 1993. Since that time, international sales have more than doubled, from $381,900 to $1,031,600 for the nine months ended September 30, 1993 and 1996, respectively. The main focus for export sales has been Western Europe. The Company has distributors in all major markets there.



                          1
AN-CON GENETICS, INC.

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
             OPERATION (Continued)

Results of Operations (Continued)

The Company intends to continue similar marketing of its products, targeting different regions of the world, while returning to major markets for increased market exposure and to introduce new products. In 1996, the Company will exhibit for the first time in the United Kingdom.

During the first nine months of 1996, international sales of the Aaron Medical product line increased to $1,031,600 which represented 19% of total sales. This compares favorably to the first nine months of 1995 when total international sales were $815,100, or representing 20% of total sales. The increase from 1995 to 1996 represents a 28% increase in sales volume. To minimize credit risk, new international distributors in most instances pay cash in advance, or by an irrevocable letter of credit. This form of credit policy is customary and is not considered detrimental to further increased international sales.

In the first nine months of 1996, fixed costs increased because of the introduction of new products, new sales personnel, and an improved quality control system to assure good manufacturing practices as required by the Food and Drug Administration. At the same time, variable costs were reduced by discontinuing commissions paid to domestic sales representatives.

Variable material and labor costs were reduced through improved purchasing strategies and product design. Additionally, the Company has begun purchasing certain labor intensive items off shore, effectively reducing the cost of materials, leading to improved margins.

The Company began new product development and improved its facilities, as required by regulatory agencies, in the fourth quarter of 1995. This activity has continued in 1996. The allocation of working capital to these projects caused the Company's normally prompt payment record with trade vendors to decline slightly in the first nine months of 1996. In order to provide additional working capital, in the first quarter of 1996 the Company secured a three month $100,000 credit line with a local commercial bank and additionally raised $166,000 through a private placement of shares. The loan was paid off in the second quarter of 1996.

Subsequent to the close of the first quarter, the Company commenced production of its new Omnifix 2000 tissue fixative for purposes of marketing through specialty laboratory distributors. Management believes Omnifix 2000 is a safer alternative to Formalin, a chemical which OSHA has identified to be carcinogenic. The product will be marketed to hospitals and private pathology laboratories and to research institutions in both the university and industrial sectors. A patent application has been filed for Omnifix 2000.
                          2
AN-CON GENETICS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
             OPERATION (Continued)

Financial Condition and Liquidity

Working capital of the Company was ($859,100) on September 30, 1996 as compared to ($699,700) on September 30, 1995 and ($858,900) as of December 31, 1995. The deficit in working capital is attributable to the current cash recission offer made to the former Aaron shareholders of $1,331,800 which is shown as a current liability.

On September 30, 1996, total assets were $3,747,000 as compared to $2,682,800 on September 30, 1995 and $3,417,200 of December 31,
1995.

The Company's cash decreased by $111,500 as compared to a decrease of $534,900 over the nine months ended September 30, 1996 and 1995 respectively. The net cash provided by operations was $327,400 and ($328,800), (deficit) in the nine months ended September 30, 1996 and 1995 respectively. In the first three quarters of 1996 the Company received $66,500 from financing activities. The sale of common shares provided $166,000 in the nine months ended September 30 1996, of the cash from financing. The amount of cash used in investing activities was $505,400.

The expenditures for the acquisition of additional fixed assets was 62% of the total cash outflows for investing. In the nine months ended September 30, 1995, the Company utilized $90,800 to reduce official outstanding notes and $175,800 to acquire fixed assets.

The Company has not paid interest on long term obligations which have been due since November, 1990. The total amount of interest payable on long term obligations was $40,800. As of September 30, 1996, the bondholders had made no declaration that the principal was due and payable. Additional interest has been accrued on the outstanding debt to the Aaron shareholders of $32,800, for the first nine months of 1996.

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





                          3

AN-CON GENETICS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         (Continued)

Liquidity and Future Plans (continued)

The Company's future results of operations and the other forward-looking statements contained in the Company Outlook, in particular the statements regarding growth in the medical products industry, capital spending, research and development, and marketing and general and administrative expenses, involve a number of risks and uncertainties. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: business conditions and the general economy; competitive factors such as rival manufacturers availability of products at reasonable prices; risk of nonpayment of accounts receivable; risks associated with foreign operations; and litigation involving intellectual property and consumer issues.

An-Con believes that it has the product mix, facilities, personnel, and competitive and financial resources for continued business success. However, future revenues, costs, margins, product mix and profits are all influenced by a number of factors, as discussed above.

The Company's effective income tax rate would have been 35% except that both An-Con and Aaron have loss carryovers. For the first nine months of 1996 Aaron used $132,200 of its loss carryover. Aaron's past five years have been progressively more profitable and it is the Company's belief that it will be able to use the remaining carryover losses to offset gains in 1996 and 1997. The Company expects to spend approximately $375,000 for capital additions in 1996 of which $150,000 was committed for the construction and renovation of the St. Petersburg facility.

The Company's ten largest customers accounted for approximately
48% of revenues for the nine months ended September 30, 1996.

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







                          4
AN-CON GENETICS, INC.

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION (Continued)

Outlook (continued)

The Company believes that the world market for disposable medical products, such as the Company's battery-operated cauteries, has significant growth potential. Since products of this type have not been affordable or effectively marketed outside the U.S. due to these factors, the Company has designed certain disposable products to be reusable. The Company will expand its marketing thrust internationally by attending more foreign shows than it did in 1995. The Company presently has a significant portion of the U.S. cautery market and does not expect a dramatic growth in sales of cautery-related products domestically.

The Company, over the past two years has chosen to expand its product line of electrosurgical products. Electrosurgical products sold by the Company are the standard electrodes, the patented Multi-Function Cautery, the patent pending Resistick line of reduced stick electrodes and the Aaron 800 high frequency desiccator.

The Company had sales of $1,076,200 and $303,700 in the electrosurgical product area for the first nine months of 1996 and 1995 respectively. The electrosurgical product line is a larger market than the Company has normally sold into and is dominated by two main competitors, Valley Lab a division of Pfizer and Conmed, based in Utica, New York. In the area of reduced stick electrodes, the main competitor is MegaDyne. The combined markets for the Company's electrosurgical products exceeds $100 million annually. Management believes that electrosurgical product sales will move from fifth place to second in total Company sales by product line in 1996, and will constitute the largest single product line by 1997.

Non-Medical Products

The Company sold $777,800 and $1,025,700 of its flexible lighting products used primarily in the automotive and locksmith industries in the first nine months of 1996 and 1995 respectively. The Company is intending to expand this market with the addition of a higher quality flexible light unit. The higher quality version of the Bend-A-Light will be sold into the markets in which it sells its less expensive unit.

The Company is manufacturing a fiber optic flexible scope to compete in the automotive, aircraft and quality maintenance markets and shipped its first scopes at the end of the second quarter. The product will compete with much more expensive units built by companies such as Olympus. As the Company successfully markets the industrial fiber optic flexible scope, it intends also to redesign, manufacture and market a medical scope.

See Form 10-KSB for the year ended December 31, 1995.  Part I,
Item 3.
                          5
AN-CON GENETICS, INC.

PART II.  OTHER INFORMATION


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




















6

















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