Form 10KSB
period 1996-12-31
AN CON GENETICS INC
filed 1997-03-31
CIK 719135

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON , D.C.  20549
Form 10-KSB
(MarkOne)
         [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

         For the fiscal year ended December 31,1996

         [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

Commission file number 0-12183

AN-CON GENETICS INC.
(Name of small business issuer in its charter)
Delaware                                  11-2644611
(State or other jurisdiction     (IRS Employer
of incorporation or organization)     Identification No.)

One Huntington Quadrangle, Suite 1N11, Melville, NY 11747
(Address of principal executive offices) (Zip Code)

Issuer's telephone number (516) 694-8470

Securities registered under Section 12(b) of the Exchange Act:

Title of each class  Name of each exchange on which registered
     N/A

Securities registered under Section 12(g) of the Exchange Act:
Common                           (Title of class)

Check whether the issuer (I) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB any amendment to this Form 10-KSB. [ X ]

Issuer's revenues for its most recent fiscal year were $7,485,900

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 12, 1997 was $8,252,367.

(INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)
N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 8,288,368.
DOCUMENTS INCORPORATED BY REFERENCE
There are no documents incorporated by reference.


An-Con Genetics, Inc.
1996 Form 10-KSB Annual Report


Table of Contents



Part I

Item         1.   Description of Business . . . . . . . . . . .

Item         2.   Properties. . . . . . . . . . . . . . . . . .

Item         3.   Legal Proceedings . . . . . . . . . . . . . .

Item         4.   Submission of Matters to a Vote of
                  Security Holders. . . . . . . . . . . . . . .


Part II
Item         5.   Markets and Market Prices . . . . . . . . . .

Item         6.   Managements Discussion and Analysis . . . . .

Item         7.   Financial Statements   (See Financial Section)

Item         8.   Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure. . . .


Part III

Item         9.   Directors, Executive Officers, Promoters
                  and Control Persons . . . . . . . . . . . . .

Item         10.  Remuneration. . . . . . . . . . . . . . . . .

Item         11.  Security Ownership of Certain Beneficial Owners
                  and Management of An-Con. . . . . . . . . . .

Item         12.  Certain Relationships and Related Transactions . .

Item         13.  Exhibits and Reports on Form 8-k. . . . . . .


AN-CON GENETICS, INC.

Item 1.   Description of Business.

Background

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

On January 11, 1995 the Company acquired a 100% ownership interest in Aaron Medical Industries, Inc. ("Aaron") a St.
Petersburg, Florida based Company engaged in the manufacturing and distributing of medical products.

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

The Company is currently marketing OmniFix II to clinical laboratories, hospitals and pharmaceutical companies nationwide. The present customer base covers many states, including Hawaii. No significant sales have been generated by the company's efforts.




New Company Products

Omnifix 2000.  The Company intends to substantially replace
Omnifix II which, in addition to preserving thin tissue specimens, also provides preservation of thicker/larger tissues.

Battery Operated Cauteries

The Company's subsidiary, Aaron Medical Industries, Inc., is principally engaged in the business of manufacturing and selling battery operated cauteries, specialty medical and commercial lighting instruments and electro-surgical devices. Aaron's largest current product line is battery operated cauteries. Cauteries were originally designed for precise hemostasis (to stop bleeding) in ophthalmology. The current use of cauteries has been substantially expanded to include sculpting woven grafts in bypass surgery, vasectomies, evacuation of subungual hematoma (smashed fingernail) and for stopping bleeding in many types of surgery. Battery operated cauteries were originally designed, and are still primarily delivered, as a sterile one time use product in the USA. The Company manufactures more types of cauteries than any other company in the world at its facility in St. Petersburg. The Company also manufactures a line of replaceable battery and tip cauteries. This design allows the doctor to use one of many different sterile tips which also includes a sterile drape cover for the handle and to replace the batteries when they are depleted. This was originally designed for use in international sales, but has enjoyed growing success in the USA at the doctor's office and clinic level. The sterile disposable cauteries are still far more popular in the hospital operating room domestically.

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

Electrosurgical Products

The Company's subsidiary, Aaron, over the past two years, has continued to expand its product line of electrosurgical products. Electrosurgical products are the electrodes (blade, ball, needle and loop) used in conjunction with an electrosurgical pencil(the handle that the electrode is attached to) which plugs into a generator. The generator plugs into a wall outlet and provides the radio frequency which when combined with the electrode and pencil, cut tissue and/or coagulate blood during surgery.

The electrode has traditionally been made of stainless steel and is supplied sterile for a one time use. Aaron has evaluated the electrosurgical market by having electrodes manufactured to its specifications domestically. The Company has ordered parts off shore, built to the same specifications, with significant cost savings. This will increase the competitiveness of the Company and allow it to expand its sales effort.

Multi-Function Cautery

The Multi-Function Cautery Pencil (MFC) was introduced at the American College of Surgeons meeting in the fourth quarter of 1995 to receive feedback from surgeons before final release. The product is now being manufactured for formal release in the second quarter of 1997. The MFC is a patented device, developed by a group of California surgeons, and acquired by An-Con for Aaron. The device combines, in one instrument, the ability for the surgeon to cut and or coagulate, while simultaneously evacuating the smoke associated with electrosurgery and to remove fluids from the surgical site, all with one hand and without assistance.

Resistick

The patent pending Resistick, reduced stick electrodes, are a coated blade, ball or needle, which is also used in electrosurgery. The advantage of these electrodes over the standard stainless steel electrode is that due to the proprietary coating, they clean easier during surgery thus speeding up the surgical procedure. All standard electrodes develop a build up during surgery which insulates the electrode making it cut and/or coagulate less efficiently. Therefore, the surgeon must stop and scrape the electrode before continuing. This stopping and starting wastes both time and money. The Resistick electrode was designed to correct this situation. The Company has obtained pre-marketing approval from the FDA for this device and the product is being marketed.

The reduced stick electrode market is dominated by MegaDyne
Medical Products, Inc. which is believed by management to virtually control the entire existing market. Unlike the MegaDyne product, which relies essentially, exclusively on capacity coupling to cause hemostasis during surgery, the Company's products demonstrate characteristics that are resistive in nature. MegaDyne has recently instituted an action against Aaron for patent infringement. See "Legal
Proceedings".

Aaron 800

The Aaron 800 is a low powered office based generator designed primarily for dermatology. The unit is a 30 watt high frequency desiccator used mainly for removing small skin lesions and growths in the doctor's office. This unit was designed with sufficient base technology to move towards manufacturing more powerful office based generators without requiring the additional time consuming expense of total redesign. The Company completed the first year of a distribution agreement with Dermatology Lab and Supply, which included a purchase order for 1000 units plus accessories. Sales in 1996 totaled in excess of $800,000.




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

Manufacturing, Marketing and Distribution

The Company manufactures the majority of its products on its premises in St. Petersburg, Florida. Labor intensive products are out-sourced to the Company's specification offshore. The Company markets its products through national trade journal advertising and by attending approximately fifteen trade shows per year. These shows are mainly aimed at the actual users of the product (surgeons, doctors or nurses); however the Company also attends distributor meetings. These are the distributors who actually sell the product to the end users. The Company sells under the Aaron label through general and specialty distributors across the country and also private labels its products for major distributors such as Allegiance, General Medical, and Bergin Medical.

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

Many medical products are subject to guidelines, regulations and testing requirements by federal and state authorities including the Food and Drug Administration ("the FDA"), the Department of Agriculture and the National Institute of Health. In the United States, the FDA imposes standards which may affect the clinical testing, manufacture and marketing of certain products. Compliance with the standards and requirements involving product safety, efficacy and labeling may prove to be very expensive and time consuming. No assurance can be given that the regulatory authorities will render the requisite approval of the marketing of some of the products that the Company hopes to sell. In addition, in the manufacture of certain products, the FDA requires compliance with good manufacturing practices before the marketing of the product can be undertaken; these requirements could delay or prevent such products from reaching the market place. Other countries usually impose regulatory requirements concerning the development, testing, marketing and manufacture of certain products which influence the overseas sales potential of these products.

In June, 1995 pursuant to an inspection of the facilities of the Company's subsidiary Aaron, the FDA issued a warning letter advising of federal good manufacturing practices ("GMP") deficiencies. The letter cited, among other things, the Company's failure (a) to follow its own complaint handling procedure to immediately review, evaluate, investigate and document complaint; (b) to evaluate significant equipment changes in manufacturing processes and quality assurance tests;
(c) to have and implement documented formal change control procedures for changes made to devices or manufacturing processes; (d) to have, follow and document conformance with appropriate written finished device test procedures assuring devices meet all finished specifications prior to distribution;
(e) to have, follow and document conformance with written procedures for acceptance of components; (f) to conduct plan in periodic orders of the quality assurance and good manufacturing practice programs in accordance with written procedures; (g) to establish and implement adequate record keeping procedures. Until such deficiencies were removed the FDA indicated it was in no position to restore GMP standing to the Company or permit approval of any pending pre-market submissions by the Company.

On July 12, 1995, the FDA indicated that while the Company's response appeared adequate, further verification was needed before the FDA would be in a position to support the approval of any pending pre-market submissions, or related Export Certificates for the Company's's products. After follow-up correspondence, on December 15, 1995, the FDA acknowledged that the Company's corrective action plan dated November 27, 1995, appeared adequate. However, the FDA determined that it was necessary to set another evaluation date for May, 1996 to ascertain whether the Company was meeting GMP guidelines. This date was extended to March, 1997 when the FDA made its inspection. The Company is waiting for the written results of that inspection. The FDA inspector stated that the Company now meets required federal guidelines. Until now all product development has been done on products which have not required FDA approval.

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

Research and Development

The approximate amount expended by the Company on research and development of Omnifix 2000 and Aaron products during the years 1996 and 1995 totaled $105,700 and $121,900, respectively.
The Company has not incurred any direct costs relating to environmental regulations or requirements.

Employees

In January 1995 the Company acquired Aaron which then gave the Company approximately 60 employees. Presently the Company has a total of 75 employees. These consist of 4 executives, 5 administrative, 5 sales, and 61 technical or factory employees. The Company employs an unsalaried Vice-President for Far Eastern affairs.


SIGNIFICANT SUBSIDIARY - AARON MEDICAL INDUSTRIES, INC.

The shareholders of Aaron Medical Industries, Inc., a Florida Corporation, agreed to exchange all of the outstanding shares of Aaron for shares of An-Con and upon issuance, the shares deliverable to Aaron shareholders would constitute 49% of an agreed amount of outstanding shares of An-Con Genetics, Inc. The Acquisition was consummated as of January 11, 1995 and 99% of Aaron shareholders, in the 4th quarter of 1996, rejected a cash offer for their Aaron shares and accepted the An-Con shares. The transaction with Aaron is accounted for as a purchase for financial accounting purposes and as of the date hereof, Aaron is a 100% wholly owned subsidiary of An-Con.

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



             RECENT ACQUISITIONS BY AARON


Purchase - Suncoast Design

On November 16, 1995 the Company, through its subsidiary Aaron, purchased the business of Suncoast Design Service for $96,500.


Suncoast was in the business of designing and maintaining assembly line equipment for manufacturing companies (machine shop). The Company paid $15,000 down and issued notes payable of $81,500 payable at $823.11 per week over two years.
Suncoast has moved its equipment onto the premises of the Company and continues to bill its previous customers in the Company's name in addition to support the Company's needs, such as prototyping, production line and maintenance of existing equipment. Other than completing work begun in 1996 for outside customers, Suncoast is now only doing internal work for Aaron. This helps the Company develop prototype products in a more expeditious manner and allows it to set up manufacturing operations sooner.


Purchase - ECU Technology

On December 15, 1995 the Company, through Aaron purchased the design rights for the technology to manufacture a 30 watt electrosurgical coagulation device (ECU) for $185,000; $100,000 was paid at closing and $85,000 payable in notes over eighteen months with interest at 10% per annum. Monthly payments are $5,105.85.

The device is being made by a third party manufacturer with which the Company had a one year contract to produce the unit for a fixed price with a provision for a second year at an agreed upon price. The Company has hired an electrical engineer to head up the project of moving production into the St. Petersburg facility by the second quarter of 1997.

Aaron has also hired the former sales director for physicians office products of the market leader in this specialty field as a salesman. As part of the arrangement this individual loaned the Company $30,000 to be paid back at 10% interest over 2 years.

The Company has developed a 120 watt electro surgical coagulation device (ECU) to be marketed in the second half of 1997. Through December 31, 1996 the Company spent $93,000 in the development.

During 1996, the Company had spent $118,400 to further develop the 30 watt version of the device.

Probe Scope Technology

In October 1996, the Company purchased a non-medical fiberoptic devise for use in the maintenance and automotive industries.
The purchase price for the Technology was $37,400 payable in 48 equal monthly installments.


Item 2.   Properties.

The Company has moved its executive offices to the Aaron facility located at 7100 30th Avenue N., St. Petersburg, Florida 33710-2902, during the first quarter of 1995. The Company's New York office is being leased on a month to month basis because its lease expired on January 31, 1997, the Company is presently negotiating a new lease with the same landlord. In February, 1995, a two-year lease agreement was signed with the landlord of the Company's executive offices in Melville, New York requiring an annual rental payment of $24,000. Pursuant to this lease, unpaid past rents of $54,200 were forgiven.

On March 8, 1993, Aaron entered into a five year operating lease agreement with minimum future rental payments for five
years beginning on May 1, 1993.   Annual rental payments
increased each year as the requirement for additional space increased. The lease agreement also provided for an option to acquire the land and building under certain terms. The total minimum rental under the lease was $347,400 over the five year term.

On June 26, 1995 Aaron Medical Industries, Inc., exercised its option to purchase the land and building it presently occupies for $625,000. The purchase was financed as follows:

      Cash                   $  47,000
      Purchase money mortgage  500,000 (a)
      An-Con shares
       (60,000 x $1.30 per share  78,000
      Total purchase price   $ 625,000


(a) Payment of principal and interest at 10% payable monthly at $5,373.06 until July 1, 1998 when a balloon payment of $439,074.27 is due.

(b) The An-Con shares are restricted for two years and are being held pursuant to an escrow agreement. The agreement further restricts the release of the shares until the seller takes such action as is necessary to further investigate, define and remediate such contamination that exists on the property and is referred to in certain environmental reports pursuant to a Remedial Action Plan approved by the State of Florida Department of Environmental Protection (DEP) and any other appropriate agencies.

Two years from the date of Closing, if Seller and Guarantors have not defaulted under or been in breach of any of their obligations to Buyer, Buyer shall obtain and deliver to Escrow Agent additional shares of Stock if based upon the "Closing Market Price" of the Stock on the thirtieth day prior to such date, the escrowed shares shall have a value of not less than $78,000.00.

As part of the purchase of 7100 30th Avenue North, St. Petersburg, Florida (manufacturing facility) the seller acknowledged it had previously conducted assessments to document environmental conditions existing on the property, the results of which are set forth in a June 23, 1994 Contamination Assessment Report (Project No. 94170501) and a January 27, 1995 Contamination Assessment Addendum (Project No. 950111302) (the "Environmental Reports"). As a result of the Environmental Reports, a recommendation was made to develop a Remedial Action Plan and remove the contaminated soil from the property.

The Seller guaranteed to remediate the contamination that exists on the property, at its sole cost and expense, through a qualified environmental engineering firm. The Environmental work had to commence promptly pursuant to a Remedial Action Plan submitted by the seller and approved by the state of Florida Department of Environmental protection (DEP) and any other appropriate agencies (the "Environmental Work").

In January 1996, the seller obtained the approval of the remediation plan from the State of Florida. The environment work has not yet commenced.

The purchase agreement requires that the seller complete the environmental work within two years from the date of approval by the State of Florida. The satisfaction of the Environmental Guaranty will be evidenced by delivery to buyer of a Site Completion Rehabilitation Order (SCRO) or its equivalent document from DEP approving completion of the Environmental Work.

In order to indemnify itself against any future costs of environmental work and any unreasonable delay, the Company may:

1.  Attach the escrowed 60,000 shares of An-Con Genetics, Inc.
valued at $78,000, received by the seller as a part of the selling price.

2. Offset any future cost of environmental work, including attorney's fees, against the scheduled balloon payment on the purchase money note and mortgage.

Based on the nature and the amount of work involved in the remediation plan, the management of An-Con has estimated the present value of the cost of environmental work to be less than $100,000. Since the cost of the environmental work will be paid by the seller, no expense or liability has been accrued for such work. The outstanding balance of purchase money note, $460,610, and the market value of the 60,000 shares of An-Con that are in escrow provide security interest against any contingent liability.


Item 3.   Legal Proceedings

Speiser

On December 29, 1992, Robert Speiser, the then Chief Executive Officer of An-Con, obtained a Confession of Judgment in the Supreme Court, State of New York, Counties of Suffolk and Westchester for amounts due on loans to the Company of $92,239 and $190,957 inclusive of interest at 12%
to May 27, 1992 and 9% thereafter.   These loans represent
amounts claimed by Mr. Speiser to have been expended on behalf of the Company and funds loaned to the Company. As reported to the Board of Directors, Mr. Speiser's actions were motivated solely to deter threatened action by the landlord to file a judgment at that time of $41,700 in rental arrears on the Melville, NY lease.

Mr. Speiser has indicated that he does not intend to enforce this judgment. On March 29, 1993 and in subsequent letters of instruction to the Sheriff of Suffolk County, Mr. Speiser requested that the execution of the above-mentioned judgments be held in abeyance for a 60 day period, until August 30, 1993. On February 28, 1994, the executive order expired. As of December 31, 1996, the Company had repaid $235,100 of the principal amount upon which the aforesaid judgments were based. See "Certain Relationships and Related Transactions".

Scura

A lawsuit was brought against the Company by a former consultant in the Supreme Court of the State of New York, Suffolk County, in December 1991 alleging breach of a financial consulting agreement and seeking damages of $3,000,000. In 1993, a settlement had been reached between the parties whereby the Company had agreed to issue 6,667 shares to the plaintiff in full settlement of any and all claims. Mr. Scura subsequently refused to execute the stipulation of settlement. Company counsel is of the opinion that Mr. Scura's claim has no merit and does not present a material contingent liability.

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

As of February 28, 1997 the Company has sold approximately $550,000 of Resistick. The Company's counsel has advised "that scientific testing demonstrates that the Company's electro-surgical blade does not infringe MegaDyne's patent in that it is resistive in nature." Thus, it does not function essentially, exclusively by capacitive coupling of radio frequency energy as recited in independent claims 1 and 5 of MegaDyne's U.S. patent number 4,785,807.

Accordingly, the Company believes there to be no literal infringement of the MegaDyne patent as alleged in suit.
However, without benefit of the prosecution history, an authoritative opinion as to infringement under the doctrine of equivalents is not possible.

On August 27, 1996 the district court for the district of Utah ruled "that the plaintiff (Megadyne) failed to establish a reasonable likelihood of success on the merits in the action for infringement" and has denied MegaDyne's motion for a preliminary injunction.






Item 4.   Submission of Matters to a Vote of Security Holders

No Meeting of the Shareholders was held during 1996.


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

                             High      Low

      1996

      1st Quarter            1 3/16    1 1/8

      2nd Quarter            1 7/16    1

      3rd Quarter            1 1/4     1 1/16

      4th Quarter            1 15/16   1 1/16


      1995

      1st Quarter            1 7/8     1

      2nd Quarter            2 7/16    1 3/4

      3rd Quarter            2 3/8     1 3/4

      4th Quarter            2 1/8     1 1/2


On March 12, 1997, the Closing bid for An-Con's Common Stock as reported by the NASD Bulletin Board was $1.16 per share. As of March 12, 1997, the total number of shareholders of An-Con's Common Stock was approximately 1,000 exclusive of shareholders whose shares are held in the name of their broker or stock depositories or the escrow agent holding shares for the benefit of An-Con shareholders which are estimated to be 1,000 additional shareholders.


Item 6.   Management's Discussion and Analysis.

Results of Operations

An-Con's net revenues for 1996 increased to $7.5 million from $5.5 million in 1995. The purchase of Aaron Medical accounted for $7.5 million of 1996 sales. For 1996 there was a 36% increase in sales, 61% of the increase in sales of $2.0 million was attributable to new company products. Gross profit percentage increased from 42% in 1995 to 45% in 1996 principally due to a reduction in labor cost attributable to outsourcing more finished goods.

Cost of goods sold increased by 29% from $3.2 million to $4.1 million in 1995 to 1996 respectively, due to increased sales volume. During 1996 and 1995, Aaron's family of cauteries accounted for 39% and 49% of sales, respectively, and 33% and 36% of cost of goods sold for 1996 and 1995, respectively.

Although, research and development expenses decreased by 13% from $121,900 to $105,700 from 1995 to 1996, respectively. The
Company continued to invest in the development of ECU devices, a flexible scope, OmniFix 2000, the MFC (multi-function cautery) and other Aaron products which is evidenced by acquisition cost in 1996 of $156,600.

The increase in net interest of 10% amounting to $7,100 was mainly attributable to the purchase of technology at the end of 1995.

The Company's effective income tax rate would have been 35% except that both An-Con and Aaron have loss carryforwards. For 1995 Aaron recognized $183,300 in tax benefit for future years. Aaron's past five years have been progressively more profitable and it is the Company's belief that it will be able to use An-Con's remaining carryover losses to offset future consolidated gains.

Other expenses for selling, general and administrative increased by 13% from $1.2 million in 1995 to $1.3 million in 1996 which is attributable to the increase in sales.

operating expenses as a percentage of sales were 37% in 1996 as compared to 44% in 1995. The actual operating expenses went up from $2.4 million to $2.7 million from 1995 to 1996 which is mainly attributable to administrative salaries.

Income from operations increased to $480,400 in 1996, from a loss of $219,500 in 1995. Income from operations increased by 318% or from a loss of 3.9% of sales to a gain of 6.4% of sales.

Net income of the Company in 1996 was $407,300, as compared to a loss in 1995 of $154,100. Income improved by $561,400 from 1995 to 1996 which included an extraordinary item of $76,800
(gain from settlement of debt in 1995).

Income taxes were offset in 1996 by an operating loss carryforward benefit of $158,300.

Professional services decreased by 30% from 1995 to 1996. These services decreased because 1995 services were mainly attributable to legal and auditing associated with the Aaron acquisition and the preparation of securities filings.

The Company sells its products in a similar fashion in the international market as it does in the USA, through distributors. These distributors are found mainly through response to company advertising in international medical journals or contacts made at domestic or international trade shows. The Company began attending trade shows in foreign countries for the first time in 1993. Since that time, international sales have more than doubled from the 1993 sales figure of $553,000. The main focus for export sales has been Western Europe. The Company has distributors in all major markets there. The Company intends to continue marketing its products, targeting different regions of the world, while returning to major markets for increased market exposure and to introduce new products. In 1996, the Company exhibited for the first time in the United Kingdom, the United Arab Emirates (Middle East) and in February 1997, Bangkok, Thailand (Far
East).

During 1996, international sales of the Aaron Medical product line continued to increase. These sales were $1.51 million which represented 20% of total sales. This compares favorably to 1995 where total international sales were $1.30 million representing 22% of total sales. The increase from 1995 to 1996 represents a 21% increase in sales volume. To minimize credit risk, new international distributors in most instances pay cash in advance or by irrevocable letter of credit. This form of credit policy is customary and is not considered a detriment to further increased international sales.

New product development and improvements to the Company's facility required by regulatory agencies in 1996 and projected into 1997 amounted to $550,000. These expenditures will be funded primarily through internal cash flow and bank financing. The allocation of working capital to these projects caused the company's normally prompt payment record with trade vendors to decline slightly. In order to provide additional working capital, the Company has secured a fourteen month $400,000 credit facility with a local commercial bank in the first quarter of 1997 and a $150,000 four year note to purchase fixed assets with interest at 1% over prime.

Financial Condition

With the acquisition of Aaron, the Company's financial condition has begun to improve. As of December 31, 1996, cash totaled $120,900 down from $165,800 at December 31, 1995. Cash generated from operating activities rose to $425,300 in 1996 compared to $12,500 in 1995. Net working capital of the company on December 31, 1996 was $666,600.

Investing activities contributed $456,200 in cash during 1996, compared to $381,100 in 1995. Capital expenditures increased substantially in 1996 as the Company continued to invest in property, plant and equipment needed for future business requirements, including manufacturing capacity. The Company expects to spend approximately $426,000 for capital additions in 1997 of which approximately $150,000 was committed for the construction and renovation of the St. Petersburg facility.

The Company's ten largest customers accounted for approximately
51% of net revenues for 1996. At December 31, 1996, the same ten customers accounted for approximately 10.7% of outstanding accounts receivables.

The Company used $14,000 and $16,300 from financing activities in 1996 and 1995, respectively. The most significant items of financing activity in 1996 were the reduction of notes payable of $125,900 and the $79,700 in professional fees associated with the Aaron purchase. Sources of funds were the receipt of subscriptions receivable of $10,600 and issuance of 427,778 common shares for $181,000.

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

The Company believes that the world market for disposable medical products, such as the Company's battery-operated cauteries, has significant growth potential because these type of products have not been affordable or effectively marketed outside the U.S. Because of these factors, the Company has designed certain disposable products to be reusable. The Company will expand its marketing thrust internationally by attending more foreign shows than it did in 1996. The Company presently has a significant portion of the U.S. cautery market and does not expect a dramatic growth in sales of cautery-related products domestically unless an OEM arrangement can be obtained with a co-leader in this market.

The Company, over the past two years has chosen to expand its line of electrosurgical products. Electrosurgical products sold by the Company are the standard stainless steel electrodes, the patented Multi-Function Cautery, the patent pending Resistick line of reduced stick electrodes and the Aaron 800 high frequency desiccator and the Aaron 1200 to be introduced in the second half of 1997.

From 1995 to 1996, the Company's electrosurgical sales increased by more than 600% from $200,000 to $1,332,000.
The electrosurgical product line is a larger market than the Company has normally sold into and is dominated by two main competitors, Valley Lab a division of Pfizer and Conmed, based in Utica, New York. In the area of reduced stick electrodes, the main competitor is MegaDyne. The combined markets for the Company's electrosurgical products exceeds $100 million annually. Electrosurgical product sales moved from fifth place to second in total Company sales by product line in 1996 and is expected to be the largest single product line by the end of 1997.

Non-Medical Products

The Company for 1996 sold $1.3 million of its flexible lighting products used primarily in the automotive and locksmith industries. Approximately $1.1 million was sold to one customer. The Company is expanding this market with the addition of a higher quality flexible light unit. The higher quality version of the Bend-A-Lite will be sold into the same markets as the Company presently sells its less expensive unit. The Company intends to manufacture a fiber optic flexible scope to compete in the automotive, aircraft and quality maintenance markets. The product will compete with much more expensive units built by companies such as Olympus. After the Company has successfully marketed the industrial fiber optic flexible scope, it intends to redesign, manufacture and market a medical fiber optic flexible scope.


Liquidity and Future Plans

Since the acquisition of Aaron Medical Industries, Inc. the Company has partially changed its direction from acquiring ownership interest in companies to acquiring new product technology and expanding manufacturing capabilities through Aaron. The Aaron 800 and 1200 are prime examples of this new direction. Other products and technologies are being evaluated for future development. Continued strong international sales growth is expected by management. The Company has obtained a line of credit with a local commercial bank for $400,000 and a $150,000 loan for capital improvements. Interest on these loans is to be paid at 1% over prime.

The Company's future results of operations and the other forward-looking statements contained in the Outlook, in particular the statements regarding growth in the medical products industry, capital spending, research and development, and marketing and general and administrative expenses, involve a number of risks and uncertainties. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: business conditions and the general economy; competitive factors such as rival manufacturers' availability of products at reasonable prices; risk of nonpayment of accounts receivable; risks associated with foreign operations; and litigation involving intellectual property and consumer issues.

An-Con believes that it has the product mix, facilities, personnel, and competitive and financial resources for continued business success, but future revenues, costs, margins, product mix and profits are all subject to the influence of a number of factors, as discussed above.

Item 7.   Financial Statements.
(See Attached)

Item 8.   Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure.

There are no disagreements with or changes in accountants.


        PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons

Name             Age       Position       Director since

J. Robert Saron*    44           Chairman of the Board
                    Chief Executive
                    Officer, Director     August, 1994

Andrew Makrides 55  President, Director   December, 1982

Joseph F. Valenti   80           Director             October, 1995

George W. Kromer    55           Director             October, 1995

Delton Cunningham   32           Secretary, Treasurer
                    Vice President/CFO        --

Tsang Yang Tseng    50           Vice-President   --
                    Far East Affairs

Moshe Citronowitcz  44           Vice President
                    Operations

Robert Speiser, the former Chairman of the Board, resigned as an officer and director on March 20, 1995 and became a consultant to the Company. "See "Certain Relationships and Related Transactions".
* Replaced Robert Speiser as Chairman and CEO on March 20,
1995.

J. Robert Saron, age 44, President and Chairman of the Board holds a Bachelors degree in Social and Behavioral Science from the University of South Florida. From 1971 through 1979 Mr. Saron served in various capacities with Saron Pharmaceutical Corporation and Home Breathing Care, Inc. In 1979 Saron Pharmaceutical Corporation and Home Breathing Care, Inc. were acquired by Key Energy Enterprises, Inc. and were renamed Key Medical, Inc. Mr. Saron was named Vice President of Key Medical, Inc. and served on the Board of Directors of Key Energy Enterprises, Inc. In 1983 Mr. Saron became President of Key Medical, Inc. In January 1984 Mr. Saron joined Suncoast Medical Manufacturing, Inc. In 1985 Suncoast acquired Key Technologies, Inc. and Mr. Saron became Vice President of the Corporation. From 1988 to present Mr. Saron has served as President and director of Aaron Medical Industries, Inc. (formerly Suncoast Medical Manufacturing, Inc.). In March, 1995 Mr. Saron was elected Chairman and Chief Executive Officer of An-Con Genetics, Inc.

Andrew Makrides, Esq. age 55, President, member of the Board of Directors, and former Chairman, received a Bachelor of Arts degree in Psychology from Hofstra University and a JD Degree from Brooklyn Law School. He is a member of the New York Bar and has practiced law from 1968 until joining An-Con Genetics, Inc. as Executive Vice President and director, in 1982. Mr. Makrides became President of the Company in 1985 and served as such to date.

Delton N. Cunningham, age 32, Vice President and Chief Financial Officer holds a Bachelor of Science in Accounting from the University of Florida. He is a Certified Public Accountant and is a member of the American Institute of Certified Public Accountants and the Florida Institute of Certified Public Accountants. Mr. Cunningham began his career with the Miami office of Arthur Andersen & Company. In June of 1991 Mr. Cunningham joined Aaron Medical Industries, Inc., as the Company's Chief Financial Officer. In June of 1992 Mr. Cunningham became Vice President of Aaron Medical Industries, Inc. and in April of 1993 he was elected Corporate Secretary of Aaron by the Board of Directors.

Tsang Yang Tseng, age 50, is a medical doctor and the owner of several medical clinics in Taiwan and has other business operations in Far East Asia. Currently he also serves as the Vice President in charge of Far Eastern affairs for the Company.

Joseph F. Valenti, age 80 filled a vacancy on the Board of Directors and became a member of the Board of Directors on October 1, 1995. He is the former Vice-President of the International Division of Aaron Medical Industries, Inc. and retired as of January 1, 1995 from that position. He continues to be the principal shareholder and chief executive officer of Valpex International Corporation, a company which is wholly owned by him, engaged in the import of products. This import company is a major supplier of the Company's light bulbs which are used in the Company's various manufactured products. The prices paid by the company for the products are competitive with those from other sources. He received a Bachelor of Arts Degree in Languages from the College of the City of New York in 1939. He has been associated with Aaron Medical Industries, Inc. and its predecessor companies since 1980 and was charged with developing the international sales department and increasing exports sales on behalf of Aaron.

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

Moshe Citronowicz (44), is a graduate of the University of Be'er Sheva, Be'er Sheva, Israel, with a Bachelor of Science degree in electrical engineering. He has also received certificates from Worcester Polytech, Lowell University and the American Management Association for completion of seminars in MRP, master scheduling, purchasing SPC, JIT, accounting and plant management. Since coming to the United States in 1978, Mr. Citronowicz has worked in a variety of manufacturing and
high tech industries.   In October 1993, Mr. Citronowicz
joined the Company as Vice President of Operations. He is responsible for all areas of manufacturing, purchasing, product re-design, as well as new product design.

REMUNERATION
Item 10.
The following table sets forth the compensation paid to the executive officers of the registrant for the three years ended December 31, 1996:


 Summary Compensation Table
    Annual Compensation



Name and                                                  Other(a)
Principal                                Annual
Position         Year   Salary   Bonus   Compensation

J.Robert Saron
CEO/Chairman    1996$ 143,000$  42,600         $  8,100
                1995  116,000   39,600 23,700
                1994 (b)   --       --     --


Andrew Makrides
President       1996   90,000    8,400  9,700
                1995   77,000   11,800  8,000
                1994   62,500  126,500 14,000

Moshe
Citronowicz
Vice President
Operations      1996  104,600   11,200  8,100
                1995   97,000   11,800  8,000
                1994 (b)   --       --     --


Delton Cunningham
Secretary, Treasurer,
Vice President/CFO1996          86,000  8,400     7,400
                1995   82,900    8,800  8,000
                1994 (b)   --       --     --



(continued on next page)




















REMUNERATION (continued)

                      Summary Compensation Table

                                  Long Term Compensation

                          Awards               Payouts



                            Securities
                  Restrictedunderlying
                     Stock   Options/  LTIP    All other
              Year  Awards    SARs(#) PayoutsCompensation

Name and
Principal Position

J.Robert Saron
CEO           1996    --    90,000       --    --
              1995    --        --       --    --
              1994    --        --       --    --

Andrew Makrides
President     1996    --    70,000       --    --
              1995    --        --       --    --
              1994    --        --       --    --

Moshe Citronowicz
Vice President1996    --   125,000       --    --
Operations    1995    --        --       --    --
              1994    --        --       --    --


Delton Cunningham
Secretary,
Treasurer, Vice
President/CFO 1996    --    55,000       --    --
              1995    --        --       --    --
              1994    --        --       --    --

(a) Other compensation includes health insurance.

(b) For 1994 compensation was paid to these individuals by Aaron Medical Inc. A non-affiliate at that time.



















                   Option/SAR Grants Table

                     Number of Percent of
                    SecuritiesTotal Options/
                    UnderlyingSARs GrantedExercise or
                   Options/SARsto employeesBase PriceExpir.
             Year     Grantedin Fiscal Year($/ Share)Date
Name and
Principal Position
J. Robert Saron
CEO           1996     90,000     10  $  1.125 12/31/00
              1995         --     --        --       --
              1994         --     --        --       --

Andrew Makrides
President     1996     70,000      8     1.125 12/31/00
              1995         --     --        --       --
              1994         --     --        --       --

Moshe Citronowicz        1996125,000        14    1.125  12/31/00
Vice President           1995     --        --       --        --
Operations    1994         --     --        --       --

Delton Cunningham
Secretary,
Treasurer, Vice
President/CFO 1996     55,000      6     1.125 12/31/00
              1995         --     --        --       --
              1994         --     --        --       --

           Option/SAR Exercise and Year-end Value Table

                                     Number of
                                    Securities Value of
                                    UnderlyingUnexercised
                                    UnexercisedIn-the-money
                                   Options/SARsOptions/SARs
                    Shares         at FY-END(#)at FY-END(#)
                  Acquired onValue Exercisable/Exercisable/
            Year   ExerciseRealizedUnexercisableUnexercisable
Name and
Principal Position
J. Robert Saron
CEO         1996       --       --     90,000        --
            1995       --       --         --        --
            1994       --       --         --        --

Andrew Makrides      1996       --         --    70,000   --
President   1995       --       --         --        --
            1994       --       --         --        --

Moshe Citronowicz
Vice President
Operations  1996       --       --    125,000        --
            1995       --       --         --        --
            1994       --       --         --        --

Delton Cunningham
Secretary, Treasurer, Vice
President/CFO        1996       --         --    55,000   --
            1995       --       --         --        --
            1994       --       --         --        --


Directors are not compensated in their capacities as Board members. The Company's Board of Directors presently consists of J.Robert Saron, the CEO, Andrew Makrides, President, Joseph
F. Valenti and George W. Kromer, Jr. Mr. Saron is also CEO of Aaron. Mr. Kromer has been retained on a month-to-month basis pursuant to verbal agreement as a financial and public relations consultant by An-Con for the past year at an average monthly fee of $450.

On December 5, 1996 George Kromer and Joseph Valenti were awarded 35,000 options each for five years to purchase An-Con stock at $1.125 per share.

There have been no changes in the pricing of any options previously or currently awarded.

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

On September 8, 1995, the Company also entered into a similar employment agreement with Andrew Makrides, President, for a period of 5 years and providing for annual compensation in the amount of $90,000, a monthly automobile allowance of $500 per month, and bonuses equal to 3% of the Company's pre-tax profits in excess of the first $300,000 of profits in An-Con Genetics, Inc. and annual cost of living percentage increases. In all other respects the agreement is similar to that of Mr. Saron set forth above.

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

On September 8, 1995 the Company entered into a 5-year executive employment agreement (the "Agreement") with Moshe Citronowicz, as Vice-President of Operations. The Agreement provides for a salary of $95,000 per year, a monthly automobile allowance of $500, a bonus equal to 4% of the Company's pre-tax profits in excess of $300,000, 3-weeks paid vacation, reimbursement of expenses, group medical insurance and contains a one-year non-compete covenant commencing upon termination of employment. In all other respects the agreement is similar to that of Mr. Cunningham set forth above.


Item 11. Security Ownership of Certain Beneficial Owners and Management of An-Con.

The following table sets forth certain information as of December 31, 1996, with respect to the beneficial ownership of the Company's common stock by all persons known by the Company to be the beneficial owners of more than 5% of its outstanding shares, by directors who own common stock and by all officers and directors as a group.

                            Number of  Nature Percentage of
Name and           Title    Shares       of    outstanding
Address          of Class    owned  ownership(i)shares(i)

Andrew Makrides    Common Stock   448,334 Beneficial         5.3%
255 3rd St.(iv)
St. James, New York

Tsang Yang Tseng   Common Stock   666,667 Beneficial    7.8%
190-1 Ming-Chun Road
Chi-Yi, Taiwan

Robert Speiser     Common Stock   753,333 Beneficial    8.8%
(ii)
1340 Boca Ciega
Isle Drive
St. Petersburg,
Florida 33706



J. Robert Saron    Common Stock   522,976 Beneficial    6.1%
 (iii)(V)
Ashley Drive
Seminole, FL 34642

All Officers(i)       Common Stock   2,072,811 Beneficial       24.3%
and Directors as a
Group (6 persons)


(i) Based on 8,110,648 shares outstanding and 410,000 options to acquire shares by officers and directors as of December 31, 1996.


(ii) Mr. Robert Speiser resigned as the Company Chairman and
Chief Executive Officer on March 20, 1995.

(iii) Robert Saron, who replaced Mr. Speiser as Chairman, is the President and a director of Aaron Medical Industries, Inc. As a result of the exchange of shares pursuant to the Acquisition Agreement, Mr. Saron is the beneficial owner of 407,976 additional shares of An-Con (in addition to the 25,000 shares he had received prior to the merger). Mr. Saron also has the option to acquire an additional 90,000 shares.

(iv) Mr. Makrides has the option to acquire 70,000 shares in addition to his shares of 378,334.

(v) During 1996, one transaction took place that materially changed shareholders' control of the Company:

Aaron shareholders received their shares on November 25, 1996 which gave them 37.7% of the outstanding shares of the Company at that time.

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

Valpex International Corporation ("Valpex"), a Company owned and operated by Mr.Joseph Valenti, was a supplier of vacuum and Krypton bulbs and vinyl pouches to Aaron for several years. In 1996, Mr. Valenti joined An-Con as a director. On May 10, 1996, Valpex and Aaron entered a three year agreement that allows Aaron to purchase products directly from the Valpex's manufacturers and suppliers. In exchange, Aaron agreed to pay a commission to Valpex on purchases from the agreed upon list of Valpex's suppliers. In 1996, until the date of agreement, the sales of Valpex to Aaron were $126,000.

The commissions earned by Valpex were $14,300, over the period from May to December 1996.






In November, 1995 and February, 1996, pursuant to a private placement memorandum, the Company sold 200,000 shares of common stock and 200,000 warrants for $200,000. The warrants are exercisable within 30 months of the date of issuance, and give the warrant holder the right to purchase An-Con's shares at a price of $3 per share.

In August and November 1996, the Company sold 307,778 shares to three investors for $61,000 in cash and a $64,000 note receivable, bearing interest at 6% per annum, with a maturity date of August 1997.


Item 13.   Exhibits and Reports on Form 8-k

No Form 8-k was filed in the fourth quarter of 1996.




















































SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St.
Petersburg, State of Florida, on March 29, 1997.
                               An-Con Genetics, Inc.


                               By:S/J.Robert Sa  ron
                               Robert Saron
                               Chairman of the Board
                               Chief Executive Officer

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

   Signatures                    Title and Date

   S/J. Robert Saron          Chairman of the Board,
   J.Robert Saron             Chief Executive Officer,
                              Director
                              March 29, 1997


   S/Andrew Makrides          President, Director
   Andrew Makrides            March 29, 1997


   S/Joseph F. Valenti        Director
   Joseph F. Valenti          March 29, 1997


   S/George W. Kromer         Director
   George W. Kromer           March 29, 1997


   S/Delton N. Cunningham     Secretary, Treasurer
   Delton N. Cunningham            Chief  Financial Officer
                                   March 29, 1997









PART II

ITEM 7.  FINANCIAL STATEMENTS


AN-CON GENETICS, INC.
INDEX TO FINANCIAL STATEMENTS



Contents                                                  Page

Independent Auditors' Report

Consolidated Balance Sheet at December 31, 1996

Consolidated Statements of Operations for the years ended December 31, 1996 and 1995

Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996 and 1995

Consolidated Statements of Cash Flows for the years ended December 31, 1996 and 1995

Notes to Consolidated Financial Statements

AN-CON GENETICS, INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 1996





ASSETS

Current assets:

Cash                                 $   120,900
Trade accounts receivable, net           856,400
Inventories                              854,000
Prepaid expenses                          56,100
Deferred tax asset                       175,000

    Total current assets               2,062,400

Property and equipment, net            1,418,200

Other assets:

Goodwill, net                             62,700
Patent rights, net                       348,300
Deposits                                   7,100

                                         418,100

    Total Assets                      $3,898,700

The accompanying notes are an integral part of the financial statements.





























AN-CON GENETICS, INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 1996
(Continued)



LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Current liabilities:

Accounts payable                     $   787,500
Accrued expenses                         309,300
Notes payable - current portion          198,000
Due to shareholders                       96,400
Current portion of obligations
 under capital leases                      4,600

    Total current liabilities          1,395,800


Long-term debt, net                      482,700


Stockholders' equity

Common stock par value $.015;
 15,000,000 shares authorized,
 issued and outstanding 8,110,648
 shares, on December 31, 1996            121,700
Additional paid in capital            12,921,400
Accumulated deficit                 (10,958,900)

                                       2,084,200

Subscriptions receivable            (    64,000)

    Total stockholders' equity         2,020,200

    Total liabilities and Stockholders'equity       $ 3,898,700


The accompanying notes are an integral part of the financial statements.

















AN-CON GENETICS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                    1996         1995

Sales                        $ 7,485,900$   5,521,000
Costs and expenses:

Cost of sales                  4,134,400    3,215,300
Research and development         105,700      121,900
Professional services            259,400      368,400
Salaries and related costs     1,168,000      850,000
Selling, general and administration         1,338,000      1,184,900

                               7,005,500    5,740,500

Income (Loss) from operations    480,400  (  219,500)

Other income and (expense):

Interest expense (net of income)          (   75,800)    (   68,700)
Miscellaneous                    11,000        57,300

                             (   64,800)  (   11,400)

Income (loss) before extraordinary item       415,600    (  230,900)

Extraordinary item:
Gain from settlement of debt                       --         76,800

Income (loss) before income tax  415,600  (  154,100)

Income taxes
Current                        (158,300)           --
Deferred                      (  8,300)            --
Tax benefit                      158,300           --

Net income (loss)           $    407,300$ (  154,100)

Per share - Primary and fully diluted

Net income (loss) before
 extraordinary item                   $         .05   $ (     .05)

Net income (loss)                     $         .05   $ (      .04)

Weighted average number of shares
outstanding primary and fully diluted     7,663,872      4,354,349



The accompanying notes are an integral part of the financial statements.









AN-CON GENETICS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                 Common
               number of   Common    Paid-in
                 shares     stock    Capital   Deficit
Balance
January 1,
1995          4,110,340   $61,800$11,363,700$( 11,212,100)

Shares issued
for
consulting
and legal
services
at $.40
per share        27,500       400     10,600

Shares issued
in exchange
for outstanding
bonds at $.40
per share        35,000       500     13,500

Shares issued
as part of
purchase of
building
at $1.30 per
share            60,000       900     77,100

Shares issued
for cash
at $1.00 per
share plus one
warrant per share          80,000      1,200     78,800

Treasury stock
exchanged for
legal fees
at $.40 per
share

Warrants
cancelled                             74,400

The accompanying notes are an integral part of the financial statements. (continued on next page)














AN-CON GENETICS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
(Continued)
                                                   Paid-in
                     WarrantsTreasurySubscriptions capital
                    OutstandingStock  Receivable  Warrants   Total

Balance
January 1,
1995                       $ (6,000) $(88,300)   $87,200 $206,300

Shares issued
for
consulting
and legal
services
at $.40
per share                                                  11,000

Shares issued
in exchange
for outstanding
bonds at $.40
per share                                                  14,000

Shares issued
as part of
purchase of
building
at $1.30 per
share                                                      78,000

Shares issued
for cash
at $1.00 per
share plus one
warrant per share       80,000                             80,000

Treasury
stock
exchanged for
legal fees
at $.40 per
share                          6,000                        6,000

Warrants
cancelled                               12,800  (87,200)


The accompanying notes are an integral part of the financial statements. (continued on next page)











AN-CON GENETICS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                 Common
               number of   Common     Paid-in
                 shares     stock     Capital      Deficit

Collection
of stock
subscriptions
receivable

Shares canceled
previously
issued for
services        (7,500)     (100)     (2,900)

Cash collection
of warrants
outstanding                              900

Stock Issue Cost                    (75,000)

Loss for
year 1995                                   (   154,100)

Balance December 31,
1995         4,305,340   $ 64,700$11,541,100 $(11,366,200)

(continued on next page)

The accompanying notes are an integral
part of the financial statements.





























AN-CON GENETICS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995



                                              Paid-in
                Warrants TreasurySubscriptionsCapital
               Outstanding Stock  Receivable Warrants Total


Collection
of stock
subscriptions
receivable                           $64,900       $64,900

Shares canceled
previously
issued for
services                                           (3,000)

Cash collection
of warrants
outstanding                                            900

Stock Issue Costs                                 (75,000)

Loss for
year 1995                                        (154,100)

Balance
December 31,1995        80,000 $      --        $( 10,600)$       -- $ 229,000


The accompanying notes are an integral part of the financial statements.



























AN-CON GENETICS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                         Common
              Warrants number of   Common    Paid-in
             Outstanding shares     stock    Capital


Balance
January 1, 1996         80,0004,305,340   $64,700$11,541,100
Private placement
of shares at $1 per
share plus 1 warrant
per share     120,000  120,000    1,800   118,200

Shares issued for
cash at $.45 per
share                   57,778      900    19,100

Shares issued for
cash and notes at
$.42 per share         200,000    3,000    81,000

Shares issued for
cash at $.42 per
share                   50,000      600    20,400

Shares issued to
Aaron shareholders   3,352,530   50,300 1,306,800

Stock Issue Costs                      ( 174,800)

Shares issued for
services at $.40 per
share                   25,000      400     9,600

Collection of stock
subscriptions
receivable

Employee warrants 921,000

Income for
year 1996

Balance as of
December 31,
1996       1,121,000 8,110,648 $121,700$12,921,400

The accompanying notes are an integral part of the financial statements.











AN-CON GENETICS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                              Employee     Subscriptions
                  Deficit     Warrants      Receivable    Total
Balance
January 1, 1996         $ (11,366,200)               $ (10,600) $ 229,000

Private placement
of shares at $1 per
share plus 1 warrant
per share for cash                                      120,000

Shares issued for
cash at $.45 per
share                                                    20,000

Shares issued for
cash and notes at
$.42 per share                             (64,000)      20,000

Shares issued for
cash at $.42 per
share                                                    21,000

Shares issued in
exchange for Aaron
shareholders at
$.39 per share                                        1,357,100


Stock Issue Cost                                     (  174,800)

Shares issued for
services at $.40 per
share                                                    10,000

Collection of stock
subscription
receivable                                   10,600      10,600

Employee warrants

Income for
year 1996            407,300                            407,300

Balance as of
December 31, 1996         $ (10,958,900)           --$ (64,000)   $  2,020,200

The accompanying notes are an integral part of the financial statements.










AN-CON GENETICS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                    1996       1995

Cash flows from operating activities:

Net income (loss)                 $ 407,300             $(  154,100)

Adjustments to reconcile net
income (loss) to net cash provided
by operating activities:
Depreciation and amortization       260,600    171,000
Shares issued for services           10,000     14,000
Gain on settlement of debt                    (76,700)
Deferred income taxes                 8,300

Change in assets and liabilities:

Increase in receivables         (  204,100)(  151,200)
Decrease in prepaid expenses         17,700      4,900
Increase in inventories        (   247,800)(   91,800)
Increase in accounts payable        112,400    335,900
Increase in accrued expense          60,900     45,600
Decrease in customers deposits           --(   85,100)

Total adjustments                    18,000    166,600

Net cash provided by
operations                     $   425,300   $   12,500


The accompanying notes are an integral part of the financial statements.

AN-CON GENETICS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
(Continued)


                                       1996      1995

Net cash provided by (used in)
 operating activities            $  425,300  $   12,500

Cash flows from investing activities:

Increase in fixed assets         ( 300,200)  ( 236,300)
Increase in security deposits           600       1,800
Acquisition  costs                       --  (  20,000)
Purchase of technology           ( 156,600)  ( 126,600)

Net cash used in investing activities        ( 456,200)   ( 381,100)

Cash flows from financing activities

Receipt of common stock subscription 10,600      64,900
Common shares issued                181,000      80,900
Decrease in loans from officers              (  90,700)
Increase (decrease) in notes payable
and obligations under capital leases         ( 125,900)        3,600
Cost of issuing common stock -
 Purchase of Aaron               (  79,700)  (  75,000)

Net cash used in financing activities        (  14,000)   (  16,300)

Net increase (decrease) in cash  (  44,900)  ( 384,900)
Cash at beginning of year          165,800     550,700

Cash at end of year            $   120,900  $  165,800


The accompanying notes are an integral part of these financial statements.























AN-CON GENETICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE YEAR ENDED DECEMBER 31, 1996 AND 1995

Cash paid during the twelve months ended December 31:
                                  1996        1995

    Interest                    $ 70,000  $ 27,700
    Income Taxes                     -0-       -0-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1996

1. During 1996, the Company sold 200,000 common shares, at $.42 per share for $64,000 of subscription receivables and $20,000 cash. The subscription is due in August, 1997 and bears interest at 6% per annum.

2. The Company issued 25,000 restricted shares for sales services valued at $.40 per share or $10,000 which was 50% of the market value of the Company's unrestricted shares at the time of issuance.

3. In November, 1996, 99% of Aaron's shareholders accepted 3,352,530 shares of An-Con's common stock and rejected the cash recission offer of $1,357,100 made by the Company. The common stock issue costs of $95,000, associated with the purchase of Aaron, were charged to capital in excess of par value when An-Con shares were released to the Aaron shareholders in December, 1996.

4. The registration statement related to 3,399,096 of shares issued to the previous shareholders of Aaron became effective on November 8, 1996, as amended on November 27, 1996. As of January 11, 1997, the previous shareholders of Aaron may seek to remove restrictions pursuant to Rule 144.

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1995

1.The Company issued 35,000 restricted shares to convertible
note holders to redeem $70,000 in notes payable and   $26,900
of related accrued interest. The shares were valued at $14,000, 50% of the market price of the Company's unrestricted shares at the time of issuance. The issuance cost of the redeemed bonds in the amount of $6,100 was written off.

2.The Company issued 27,500 shares for services valued at $11,000, 50% of the market price of the Company's unrestricted shares at the time of issuance.



The accompanying notes are an integral part of the financial statements.





AN-CON GENETICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE YEAR ENDED DECEMBER 31, 1996 AND 1995


FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1995 (continued)

3. On January 11, 1995, An-Con acquired all of the outstanding
capital stock of Aaron Medical                        Industries, Inc.
(Aaron), in exchange for issuing 3,399,096 shares of the Company to an escrow agent. The total acquisition price of Aaron shares was valued at $1,331,800.

According to the agreement, An-Con undertook to register the shares that were placed in escrow. Aaron's former shareholders voted and approved An-Con's acquisition of their Company, and An-con completed the acquisition, prior to filing and effectiveness of a registration statement, under the Securities Act of 1933. Consequently, the former shareholders of Aaron were given the option either to accept the registered shares of An-Con or receive the value of their share in cash, at $.22 per share.

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














AN-CON GENETICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE YEAR ENDED DECEMBER 31, 1996 AND 1995


FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1995 (continued)

5. On November 16, 1995 the Company purchased the business of
Suncoast Design Service for $96,500.  Suncoast is in the
business of designing and maintaining assembly line equipment for manufacturing companies. The Company paid $15,000 in cash
and issued notes of $81,500.  The note           is payable at $823.11
per week over a period of two years.

6. On December 15, 1995 the Company purchased the technology to manufacture a 30 watt electrosurgical coagulation device
(ECU) for $185,000. Cash in the amount of $100,000 at closing and $85,000 in notes payable over eighteen months at 10% with monthly payments of $5,105.85.

7. An-Con shares being held by the Company were issued for legal services valued at $6,000.

8. During the year subscriptions receivable for shares issued for legal services were cancelled at $12,800. The Company determined they were uncollectible.




































AN-CON GENETICS, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Basis of Financial Statement Presentation - Consolidation

The consolidated financial statements include the accounts of An-Con and its wholly owned subsidiary Aaron Medical
Industries, Inc. Intercompany transaction accounts have been eliminated.

Fair Values of financial instruments

Cash and cash equivalents. Holdings of highly liquid investments with maturities of three months or less when purchased are considered to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair values.

Accounts receivable and accounts payable. The carrying amount of accounts receivable and accounts payable on the balance sheet approximates fair value.

Short term and long term debt. The carrying amount of the bonds and notes payable, and amounts due to shareholders approximates fair value.

Warrants

The fair values of the Company's warrants were estimated using the Black-Scholes model.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined principally on the average cost method.
Inventories at fiscal year-ends were as follows:

                          1996

    Raw materials    $ 402,700
    Work in process    237,700
    Finished goods     213,600

    Total            $ 854,000









AN-CON GENETICS, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(continued)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (continued)

Property, Plant and Equipment

Property, plant and equipment are recorded at cost less depreciation and amortization. Depreciation and amortization are primarily accounted for on the straight line method based on estimated useful lives. The amortization of leasehold improvements is based on the shorter of the lease term or the life of the improvement. Betterments and large renewals which extend the life of the asset are capitalized whereas maintenance and repairs and small renewals are expensed as incurred. The estimated useful lives are: machinery and equipment, 7-15 years; buildings, 30 years; and leasehold improvements 10-20 years.

Revenue Recognition and Product Warranty

Revenue from sales of products is generally recognized upon shipment to customers. The Company warrants its products generally for one year. Based on the Company's experience the estimated future costs relating to warranty are not material.

Income is recognized in the financial statements (and the customer billed)when products are shipped from stock. Net sales are arrived at by deducting discounts and freight from gross sales.

Environmental Remediation

The Company accrues environmental remediation costs if it is probable that an asset has been impaired or a liability incurred at the financial statement date and the amount can be reasonably estimated. Environmental compliance costs are expensed as incurred. Certain environmental costs are capitalized based on estimates and depreciated over their useful lives.

Earnings per common and common equivalent share

Earnings per common and common equivalent share are computed using the weighted average number of outstanding common and dilutive common equivalent shares and warrants outstanding. The Company's primary and fully diluted earnings per share were substantially the same and they were computed by dividing the Company earnings by the weighted average number of common shares and warrants outstanding and common stock equivalents. The only dilutive common stock equivalent or other convertible securities were the common shares attributable to the minority shareholders of Automated Diagnostics, Inc. and Xenetics Biomedical, Inc, An-Con's unconsolidated and discontinued subsidiaries, which were convertible to 153,333 common shares of the Company.






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

        Intangible assets

Intangible assets consist of the excess of the cost of acquired companies and assets over the values assigned to net tangible assets. These intangibles are being amortized by the straight-line method over a 5-year period.

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

Stock-Based Compensation (continued)

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

Purchase of Aaron Medical Industries, Inc.

On January 11, 1995 the Company acquired a 100% ownership interest in Aaron Medical Industries, Inc. a St. Petersburg, Florida based Company engaged in the manufacturing and distributing of medical products. Total assets acquired were valued at $2,012,800 and liabilities assumed were valued at $681,000. The assets were valued at $335,800 more than their cost basis which created goodwill.

The goodwill is being written off over 5 years using the straight-line method. Because a registration statement was not timely filed the Aaron shareholders have been given the choice of accepting cash at $.22 cents per share for their Aaron shares, $1,331,800, or taking the An-Con shares in exchange. The Aaron shareholders had 30 days from the effective day of the registration statement (November 8, 1996) to accept the shares offered or receive cash.

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

Purchase of Aaron Medical Industries, Inc. (continued)

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

Purchase - ECU Technology

On December 15, 1995 the Company's subsidiary, Aaron, purchased design rights for the technology to manufacture a 30 watt electrosurgical coagulation device (ECU) for $185,000. The purchase price was paid with $100,000 in cash and $85,000 in notes. The notes are payable over eighteen months and bear 10% interest per annum. Monthly payment on the note is $5,105.85.

The ECU is being made by a third party manufacturer.  The
Company had a one year contract with the manufacturer to produce the unit at a fixed price with a provision for a second year extension at an agreed upon price. The Company has hired an electrical engineer to head up the project of relocating the production to the St. Petersburg facility by the second quarter of 1997.

Aaron has also hired the former sales director, of the market leader, in this field of physicians office products as a salesman. As part of the arrangement this individual loaned the Company $30,000 to be paid back at 10% interest over 2 years.

The Company has developed a 120 watt electrosurgical coagulation device (ECU) to be marketed in the second half of 1997. Through December 31, 1996 the Company spent $93,000 in the development.



AN-CON GENETICS, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(Continued)


NOTE 3.  TRADE ACCOUNTS RECEIVABLE

As of December 31, 1996 the trade accounts receivable were as follows:


Trade accounts receivable        $  872,500
Less: allow. for doubtful accounts     ( 16,100)

Trade accounts receivable, net  $  856,400


NOTE 4.  PROPERTY, PLANT AND EQUIPMENT

As of December 31, 1996 property, plant and equipment consisted of the following:



    Equipment                   $ 1,375,700
    Property held under
     capital leases                  16,200
    Building                        637,500
    Furniture & Fixtures            134,800
    Leasehold Improvements          143,200
    Molds                            31,000
                                  2,338,400

    Less: Accumulated depreciation(  920,200)

    Net property, plant, and equipment$ 1,418,200

Depreciation expenses for the years ended December 31, 1996 and 1995 were $166,400 and $78,700, respectively.

Plant, property and equipment includes the capitalized lease of the Company's telephone equipment. The lease agreement expires in May, 1997. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets.

The assets are amortized over their estimated productive lives. Amortization of assets under capital leases is included in depreciation expense for 1996 and 1995. This amortization amounted to $3,200 and $10,000 for 1996 and 1995 respectively.

The following is a summary of property held under the capital lease:

                             1996

    Equipment            $  16,200
                            16,200
    Less: Accumulated
         depreciation     (12,000)
                         $   4,200

AN-CON GENETICS, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 5. RENTAL AGREEMENTS

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

The following is a schedule of future minimum rental payments as of December 31, 1996:

                            Amount
        1997       $  2,000


Total consolidated rent expense for the Company was $24,000 in 1996 and $47,400 in 1995.


NOTE 6.  ACCRUED BONUS

For the year 1996 accrued bonuses earned by the officers and employees of the Company amounted to $65,600. The bonus arrangement based on employment contracts calls for the payment to certain employees of 10% of the profits of An-Con over $200,000 and 1% of the profits over $300,000.


NOTE 7.  DUE TO SHAREHOLDERS

A former Chief Executive Officer (CEO) and past President made cash loans to the Company during the period October 12, 1990 to December 31, 1993 of $159,000 and $21,500, respectively.
In addition to these loans, the past CEO advanced his own cash of $76,100 in the form of loans for product development, travel and other expenses. Interest on these loans were at 9% to 12% and has been accrued from inception. His loan balance at December 31, 1996 was $ -0- and accrued interest amounted to $73,800.

In response to the recission offer made by An-Con to Aaron's former shareholders, certain shareholders owning 46,800 shares have not contacted the Company. The recission price owed to these shareholders, including $4,400 of accrued interest is $22,600.












AN-CON GENETICS, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 8.  INTANGIBLE ASSETS

             At December 31, 1996, the intangible assets consisted of the following:
               Balance                       Balance
              BeginningAdditions,           at end ofAccumulated
              of period  at cost Write-Offs  Period Amortization
Classification:
Patents,
trademarks,
patent rights
(ECU Aaron 1200)   --    93,000        --   93,000         --
Patent rights
(Multifunction
Cautery)       59,400        --        --   59,400     20,800
Patent rights
(cauteries)    71,500        --        --   71,500     58,700
Patent rights
(ECU Aaron 800)         185,000    25,900       --    210,900    43,600
Borascope
Technology         --    37,700        --   37,700      1,100
           $  315,900 $ 156,600$       --$ 472,500  $ 124,200

The cost of patents, trademarks, and copyrights acquired are being amortized on the straight-line method over their remaining lives, ranging from 2 to 5 years. Amortization expense charged to operations in 1996 and 1995 was $67,700 and $14,300 respectively.

            Balance          Tax benefit  Balance
           BeginningAdditions,    NOL    at end ofAccumulated
           of Period  at costCarryforward Period Amortization

Goodwill

Goodwill
(Purchase
Aaron)  $ 335,800$      --        $ ( 183,300)* $ 152,500 $ 116,700
Goodwill
(Purchase
Suncoast
Covenant
not to
compete)     15,500       --         --    15,500     3,400
(Purchase
Suncoast)    20,000       --         --    20,000     5,200
        $ 371,300 $     --$ ( 183,300)$ 188,000 $ 125,300



*Elimination of valuation allowance. See notes 1 and 8.








AN-CON GENETICS, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 8.  INTANGIBLE ASSETS (continued)

Aaron, the Company's subsidiary had recognized a tax asset for carryover losses of $366,600 on January 11, 1995 (the date of purchase) and a corresponding valuation allowance.

The tax benefit of $183,300 associated with the elimination of the valuation allowance was charged by the Company to goodwill in 1996.

              Goodwill represents the excess of the cost of Companies acquired over the fair value of their net assets at dates of acquisition and is being amortized on the straight-line method over 5 years. Amortization expense charged to operations for 1996 and 1995 were $37,600 and $87,700, respectively.


NOTE 9. LONG-TERM DEBT

The long term debt of the Company includes the mortgages, convertible debentures and notes payable of the Company. As of April 21, 1987, the Company had sold 1,711 convertible debenture units. Each unit consisted of $1,000 subordinated debentures and 50 common stock warrants.

As of December 31, 1996, 1,633 units of debentures had been converted into common shares of An-Con Genetics, Inc. The remaining number of outstanding debentures was 78 units.

As of December 31, 1996 the Company had not paid the interest due on the debentures for the semiannual periods beginning in November, 1989 and ending in November, 1996. The amount of unpaid interest was $42,400. The bonds are in default and no action was taken by the bondholders under the terms of the indenture.

In February of 1997 the 10 year notes came due and the Company offered each bond holder 2,200 shares of common stock for their $1,000 bond and accrued interest of $550. Nineteen bondholders accepted the offer and forty-three bondholders received cash for their bonds and accrued interest. The balance of the bondholders have not redeemed their bonds or accepted the share offer.

















AN-CON GENETICS, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 9. LONG-TERM DEBT (continued)


8% - Bonds payable due in 1997 interest
payable semi-annually in May and November
in default.                                      $   78,000

10% - Mortgage payable to former landlord
for purchase of property at 7100 30th Avenue
North, St. Petersburg, Florida on June 26,
1995 for $500,000 payable in monthly installments
of $5,673.06 inclusive interest until July 1,
1998 when a balloon payment of $ 442,733 is due.    478,100

10% - Note payable for the purchase of the
ECU technology at $5,104.85 per month self-
liquidating for 18 months beginning January 15,
1996 and extending until June 15, 1997.              29,800

10% - Note payable in connection with the
purchase of the ECU Technology at $1,384.35 per
month for 24 months self-liquidating beginning January
15, 1996 and extending until December 15, 1997.      15,700

6.5% - Note payable over 2 years in connection
with the purchase of Suncoast Machine Shop on
November 16, 1995 payable at $630.80 per week
self-liquidating with the last payment due
November 5, 1997.  The original amount of the
note was $61,500.00.                                 28,200

7% - Loan payable over 2 years in connection
with the purchase of Suncoast Machine Shop on
November 16, 1995 payable at $192.31 per week
self-liquidating with the last payment due November
5, 1997. The original amount of the note was
$20,000.00.                                           8,600

7% - Loan payable in connection with the purchase
of a probe scope technology payable $779.14 per month
for 48 months self-liquidating beginning November 1996
with the last payment due October, 2000.             31,000

9% - Note payable to insurance premium
finance Company at $5,661.00 per month
for 2 months.                                        11,300

                                                    680,700
Less: Current portion                             (198,000)

Long Term Debt                                   $  482,700








AN-CON GENETICS, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 9. LONG-TERM DEBT (continued)

The following are maturities of long term debt for each of the next 5 years:

                  1997            $ 198,000
                  1998              468,900
                  1999                7,700
                  2000                6,100
                  2001                   --
                                  $ 680,700

NOTE 10.  DISCONTINUED OPERATIONS

    The Company's unconsolidated subsidiaries, Automated Diagnostics and Xenetics Biomedical, discontinued operations in 1987 and 1989, respectively. In view of the above and the Company's lack of finances at the required time, the previously agreed upon mergers have not taken place. However, the Company has continued the development of Omnifix. In consideration of the Company's failure to consummate its agreement to merge, An-Con intends to deliver 153,333 shares of its common stock to Automated and Xenetic shareholders on an adjusted basis.


NOTE 11.  WARRANTS

As of December 31, 1996, the Company had issued warrants to purchase 1,121,000 shares of the Company's common stock at prices ranging from $1.125 to $3.00 per share. As of December
31, 1996, the warrants were as follows:

     Number                  Exercise
   of Warrants                 Price

    921,000                  $1.125
    200,000                  $3.000

The weighted average price of the warrants is $1.46 and the weighted average remaining life of 3.9 years.

The warrants became exercisable in 1995 and 1996 and expire at various dates through December, 2002. At December 31, 1996
1,121,000 shares of stock were reserved for that purpose.

The Company used the Black-Scholes Model to determine the value of the warrants with the following weighted average assumptions, zero dividend yield; expected volatility of 50%; and risk free interest rate of 5%. (See Note 16 - Employee Benefit Plans)








AN-CON GENETICS, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 12.  NET OPERATING LOSS CARRYFORWARDS

The tax effects of temporary differences that gave rise to the deferred tax assets are as follows:

                                   1996
Deferred tax assets - current:
Net operating loss carryforwards      $     175,000

Deferred tax assets - noncurrent:
Net operating loss carryforwards          2,506,700
Patent rights,
 primarily due to amortization    62,200
Total gross deferred tax assets2,568,900
Less: Valuation allowance    (2,568,900)
Net deferred tax assets -
 noncurrent                $          --

The Company had NOLs of approximately $7,628,000 at December 31, 1996, primarily because of the past operating losses associated with discontinued businesses. These NOLs and corresponding estimated tax assets, computed at 35% tax rate, expire as follows:

      Year loss    Expiration    Loss     Estimated
      incurred        Date      Amount    Tax Asset

         1984        1999  $   771,000 $   281,700
         1985        2000      764,000     267,000
         1986        2001      301,000     105,000
         1987        2002      730,000     255,000
         1988        2003      757,000     265,000
         1989        2004      374,000     131,000
         1990        2005      382,000     134,000
         1991        2006      246,000      86,000
         1992        2007    1,004,000     352,000
         1993        2008      465,000     163,000
         1994        2009    1,197,000     419,000
         1995        2010      637,000     223,000
         Total            $  7,628,000   2,681,700
         Current               500,000     175,000
                          $  7,128,000 $ 2,506,700

Under the provisions of SFAS 109, NOLs represent temporary differences that enter into calculation of deferred tax assets. Realization of deferred tax assets associated with the NOL is dependent upon generating sufficient taxable income prior to their expiration. Management believes that there is a risk that certain of these NOLs may expire unused and, accordingly, has established a valuation allowance against them. Although realization is not assured for the remaining deferred tax assets, based on the historical trend in sales and profitability, sales backlog, and budgeted sales of the Company's wholly owned and consolidated subsidiary, Aaron Medical Industries, Inc., management believes it is more likely than not they will be realized through future taxable AN-CON GENETICS, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 12.  NET OPERATING LOSS CARRYFORWARDS

earnings. However, the net deferred tax assets could be reduced in the near term if management's estimates of taxable income during the carryforward period are significantly reduced.

The valuation allowance of $2,877,600, as of January 1, 1996 was reduced as a consequence of recognizing deferred tax assets of $175,000 and NOL carryforward benefit of $158,300. Additional allowance of $24,600 was set up for the deferred tax assets - patent rights. If an ownership change occurs in the future, Internal Revenue Code, Section 382 limits the annual use of a corporation's NOL but does not eliminate the carryforward. In each post-ownership change year, the corporation can use its NOL carry forwards, up to the amount of the "Section 382 Limitation," to offset annual income.

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

Pursuant to the Internal Revenue Code, IRC. Sec. 368(a), the acquisition of Aaron by An-Con is a considered Type B reorganization. The transaction should not limit the net operating loss carryforward of An-Con.

NOTE 13.  RETIREMENT PLANS

The Company and or its subsidiary provides a tax-qualified profit-sharing retirement plan under sec.401k of the IRC. (the "Qualified Plans") for the benefit of eligible employees with an accumulation of funds for retirement on a tax-deferred basis and provides for annual discretionary contribution to individual trust funds. The Company has made a contribution during 1996 of $14,000 for the benefit of its employees.

NOTE 14. RELATED PARTY TRANSACTIONS

During 1996, a company that is controlled by a recently elected board member sold to the Company materials that went into the production of certain of the Company's products.
The value of these materials sold to the Company for 1996 was $126,000. In May of 1996 the Company, signed a termination agreement with the supplier of these products which allows the Company to purchase these products directly from the manufacturer. In exchange, the Company will pay commissions to the board member for a period of 3 years based on the amount of material purchased from certain vendors.

AN-CON GENETICS, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 15.  PURCHASE OF BUILDING

On June 26, 1995 the Company, exercised its option to purchase the building it occupies for $625,000. The purchase was financed as follows:

Cash                              $   47,000
Purchase money mortgage        500,000
An-Con shares
(60,000 x $1.30 per share)      78,000

Total purchase price         $ 625,000

(a) Payment of principal and interest at 10% payable monthly at $5,373.06 until July 1, 1998 when a balloon payment of $439,074.27 is due.

(b) The An-Con shares are restricted for 2 years and are being held pursuant to an escrow agreement. The agreement further restricts the release of the shares until the seller takes such action as is necessary to further investigate, define and remediate such contamination that exists on the property and is referred to in certain environmental reports pursuant to a Remedial Action Plan approved by the State of Florida's Department of Environment Protection (DEP) and any other appropriate agencies.

In January 1996, the State of Florida approved a Remediation Plan, and work should have begun in the second Quarter of 1996. Work on this project has been delayed due to a dispute between a contract and the former owner of the property. The former owner has agreed to allow the Company to hire a consultant to evaluate the problem and make recommendations. The Company will then hire a contractor, with the former owners approval, to complete the work.

No assessment can be made at this time as to the cost to the Company if the work required in the plan, approved by the State of Florida, is more costly than funds the Company will spend against the mortgage it holds.

Two years from the date of Closing, if Seller and Guarantors have not defaulted under or been in breach of any of their obligations to Buyer, Buyer shall obtain and deliver to Escrow Agent additional shares of Stock if based upon the "Closing Market Price" of the Stock on the thirtieth day prior to such date, the escrowed shares shall have a value of not less than $78,000.








AN-CON GENETICS, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 16.  COMMITMENTS AND CONTINGENCIES

Environmental conditions -Purchase of Building

As part of the purchase of 7100 30th Avenue North, St. Petersburg, Florida (manufacturing facility) the seller acknowledged it had previously conducted assessments to document environmental conditions existing on the property, the results of which are set forth in a June 23, 1994 Contamination Assessment Report (Project No. 94170501) and a January 27, 1995 Contamination Assessment Addendum (Project No. 950111302) (the "Environmental Reports"). As a result of the Environmental Reports, a recommendation was made to develop a Remedial Action Plan and remove the contaminated soil from the property.

The Seller guaranteed to remediate the contamination that exists on the property, at its sole cost and expense, through a qualified environmental engineering firm. The Environmental work had to commence promptly pursuant to a Remedial Action Plan submitted by the seller and approved by the state of Florida Department of Environmental protection (DEP) and any other appropriate agencies (the "Environmental Work").

In January 1996, the seller obtained the approval of the remediation plan from the State of Florida. The environment work has not yet commenced.

The purchase agreement requires that the seller complete the environmental work within two years from the date of approval by the State of Florida. The satisfaction of the Environmental Guaranty will be evidenced by delivery to buyer of a Site Completion Rehabilitation Order (SCRO) or its equivalent document from DEP approving completion of the Environmental Work.

In order to indemnify itself against any future costs of environmental work and any unreasonable delay, the Company may:

1. Attach the escrowed 60,000 shares of An-Con Genetics, Inc. valued at $78,000, received by the seller as a part of the selling price.
2. Offset any future cost of environmental work, including attorney's fees, against the scheduled balloon payment on the purchase money note and mortgage.

Based on the nature and the amount of work involved in the remediation plan, the management of An-Con has estimated the present value of the cost of environmental work to be less than $100,000. Since the cost of the environmental work will be paid by the seller, no expense or liability has been accrued for such work. The outstanding balance of purchase money note, $460,610, and the market value of the 60,000 shares of An-Con that are in escrow to provide security interest against any contingent liability.
AN-CON GENETICS, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 16.  COMMITMENTS AND CONTINGENCIES (continued)

Leases

The Company leases a portion of its capital equipment and certain of its administrative facilities under operating leases that expire at various dates through 1997. Rental expense was $24,000 in 1996 and $47,400 in 1995. Minimum rental commitments under all non-cancelable leases with an initial term in excess of one year are payable as follows:
1997 - $24,000;  1998 - $-0-; 1999 - $0; 2001 and beyond $-0-.
Commitments for construction or purchase of property, plant, and equipment approximated $426,000 at December 31, 1996.

Employment Agreements

On September 8, 1995 the Company executed new employment agreements with key employees or revised old employment agreements with its executives. These six agreements are for terms from 2-5 years and call for salaries of $35,000 to $118,335. Bonus arrangements call for 10% of the profits over $200,000 for the Chairman to 1% of the profits over $300,000 for the international sales representative for profits of the Company.

Employee Benefit Plans

In February, 1996, the Company established a stock option plan (hereafter referred to as the ESOP plan) under which officers, key employees and non-employee directors may be granted options to purchase shares of the Company's authorized but unissued Common Stock. Under Employee Stock Warrant Plans, the Company issued warrants for the purchase of 921,000 shares of restricted common stock at an exercise price of $1.125, in February and December, 1996. The Company has adopted the disclosure-only provision of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the common stock option plans. Had the compensation cost for the Company's two stock option issuances been determined based on the fair value at the grant date for awards in 1996 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

     Net earnings-as reported $407,300
     Net earnings-pro forma    347,300
     Earnings per share-as reported    .053
     Earnings per share-pro forma .045







AN-CON GENETICS, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 16.  COMMITMENTS AND CONTINGENCIES (continued)

Employee Benefit Plans

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions, zero dividend yield; expected volatility of 50%; risk-free interest rate of 5%; and expected lives of 2 1/2 years.

Options currently expire no later than five years from the grant date. When proceeds are received by the Company from exercises, they are credited to Common Stock and Capital in excess of par value. Additional information with respect to EOP Plan Activity was as follows:

                         Shares    Outstanding  Options
                        available    Number    Aggregate
                       for options  of shares    Price
December 31, 1995           -0-         -0-$       -0-
Grants
    February 15, 1996  337,000     337,000    379,000
    December 5, 1996   584,000     584,000    657,000
                       921,000     921,000  1,036,000
Exercised                   -0-         -0-        -0-
Cancellations               -0-         -0-        -0-
December 31, 1996       921,000     921,000$ 1,036,000

The exercise price for options outstanding under the EOP Plan at December 31, 1996 was $1.125. These options will expire if not exercised on February 15, 2001 and December 5, 2001.

Legal Proceeding

Scura

A lawsuit was brought against the Company by a former consultant in the Supreme Court of the State of New York, Suffolk County, in December 1991 alleging breach of a financial consulting agreement and seeking damages of $3,000,000. In 1993, a settlement had been reached between the parties whereby the Company had agreed to issue 6,667 shares to the plaintiff in full settlement of any and all claims. Mr. Scura subsequently refused to execute the stipulation of settlement. Company counsel is of the opinion that Mr. Scura's claim has no merit and does not present a material contingent liability.









AN-CON GENETICS, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 16.  COMMITMENTS AND CONTINGENCIES (continued)

Speiser

On December 29, 1992, Robert Speiser, the then Chief Executive Officer of An-Con, obtained a confession of judgement in the Supreme Court, State of New York, counties of Suffolk and Westchester for amounts due on loans to the Company of $92,239 and $190,957 inclusive of interest at 12% to May 27, 1992 and 9% thereafter. These loans represent amounts claimed by Mr. Speiser to have been expended on behalf of the Company and funds loaned to the Company. As reported to the Board of

Directors, Mr. Speiser's actions were motivated solely to deter threatened action by a landlord to file a judgement at that time of $41,700 in rental arrears on the Melville, NY lease.

Mr. Speiser has indicated that he does not intend to enforce this judgement. On March 29, 1993 and in subsequent letters of instruction to the Sheriff of Suffolk County, Mr. Speiser requested that the execution of the above-mentioned judgements be held in abeyance for a 60 day period, until August 30, 1993. On February 28, 1994, the executive order expired. As of December 13, 1996, the Company had repaid $235,100 of the principal amount upon which the aforesaid judgements were based.

MegaDyne

On March 14, 1996 MegaDyne Medical Products, Inc. a Utah Corporation filed a complaint for injunctive relief and damages for patent infringement (35 USC.S. 271) in the U.S. District Court, District of Utah, Central Division. MegaDyne asserts that the Company has used its process for creating an Electro-surgical knife coated with a non-stick material.

MegaDyne states that it is entitled to an accounting from the Company to recover the damages sustained by MegaDyne as a result of infringing products. Such damages include, but are not limited to, lost sales and profits due to sales of the infringing products and a reasonable royalty for use of the patented invention. MegaDyne claims it is presently unable to ascertain the full extent of monetary damages it has suffered by reason of Aaron's aforesaid acts of infringement.

As of February 28, 1997 the Company has sold approximately $550,000 of Resistick. The Company's counsel claims "that scientific testing demonstrates that the Company's electro-surgical blade does not infringe Megadyne's patent in that it is resistive in nature. Thus, it does not function essentially, exclusively by capacitive coupling of radio frequency energy as recited in independent claims 1 and 5 of Megadyne's U.S. 4,785,807.



AN-CON GENETICS, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 16.  COMMITMENTS AND CONTINGENCIES (continued)

MegaDyne (continued)

Accordingly, there appears to be no literal infringement of the patent as alledged in suit. However, without benefit of the prosecution history, an authoritative opinion as to infringement under the doctrine of equivalents is not possible.

    On August 27, 1996 the district court for the district of Utah ruled "that the plaintiff (Megadyne) failed to establish a reasonable likelihood of success on the issue of infringement" and has denied the motion for a preliminary injunction.

Product Liability

The Company currently has product liability insurance which it believes to be adequate for its business. The Company's existing policy expires in May, 1997.

Regulation

In June, 1995 pursuant to an inspection of the facilities of the Company's subsidiary Aaron, the FDA issued a warning letter advising of federal good manufacturing practices ("GMP") deficiencies. The letter cited, among other things, the Company's failure (a) to follow its own complaint handling procedure to immediately review, evaluate, investigate and document complaint; (b) to evaluate significant equipment changes in manufacturing processes and quality assurance tests;
(c) to have and implement documented formal change control procedures for changes made to devices or manufacturing processes; (d) to have, follow and document conformance with appropriate written finished device test procedures assuring devices meet all finished specifications prior to distribution;
(e) to have, follow and document conformance with written procedures for acceptance of components; (f) to conduct plan in periodic orders of the quality assurance and good manufacturing practice programs in accordance with written procedures; (g) to establish and implement adequate record keeping procedures. Until such deficiencies were removed the FDA indicated it was in no position to restore GMP standing to the Company or permit approval of any pending pre-market submissions by the Company.

On July 12, 1995, the FDA indicated that while the Company's response appeared adequate, further verification was needed before the FDA would be in a position to support the approval of any pending pre-market submissions, or related Export Certificates for the Company's's products. After follow-up correspondence, on December 15, 1995, the FDA acknowledged that the Company's corrective action plan dated November 27, 1995, appeared adequate. However, the FDA determined that it was necessary to set another evaluation date for May, 1996 to ascertain whether the Company was meeting GMP guidelines.


AN-CON GENETICS, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(Continued)


NOTE 16.  COMMITMENTS AND CONTINGENCIES (continued)

Regulation (continued)

This date was extended to March, 1997 when the FDA made its inspection. The Company is waiting for the written results of that inspection. The FDA inspector stated that the Company now meets required federal guidelines. Until now all product development has been done on products which have not required FDA approval.


NOTE 17. SUBSEQUENT EVENTS

Bank Line of Credit

On January 29, 1997 the Company signed notes which effectively set up a credit line with a commercial bank for $550,000. The interest rate of the loan is 1% over the banks prime rate.
The line of credit terminates on April 30, 1998 unless renewed or extended by the bank in writing. The bank has taken a security interest in accounts receivable, inventories and equipment.

Redemption of Bonds

On January 29, 1997, bondholders were given the option of redeeming their bonds and accrued interest totaling $1,550 for cash or 2,200 shares of the companies common stock as of March 10, 1997 nineteen bonds and accrued interest have been redeemed for stock and forty-three bonds and accrued interest have been redeemed for cash.


NOTE 18. INDUSTRY SEGMENT REPORTING

The Company's principal markets are the United States, Europe, and Latin America, with the U.S. and Europe being the largest markets based on revenues. The Company's major products include cauteries, Benda-A-lights, nerve locators, reusable pen lights and electrodes. Cauteries, disposable and replaceable, account for 40% and 50% of Company's sales for 1996 and 1995, respectively.

One significant customer accounted for 14% and 17% of revenues in 1996 and 1995, respectively. In 1996 that customer accounted for $1.1 million of non-medical sales which is 85% of that segments sales. The Company's ten largest customers accounted for approximately 51% of net revenues for 1996. At December 31, 1996, the same ten customers accounted for approximately 10.7% of outstanding accounts receivable.




AN-CON GENETICS, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 18. INDUSTRY SEGMENT REPORTING (continued)

Summary information by geographic area and significant industry segment for years ended December 31,1996 and 1995 were as follows:


                                  OperatingIdentifiable
                          Sales    Income    Assets

     1996 - (in thousands)
     Geographic Area
     United States   $  5,980    $   729    $ 3,803
    Europe             1,406        166         96
    Latin America        100         13         --

                    $  7,486    $   908    $ 3,899

    Segment
    Medical Products$  6,181    $   850    $ 3,236
    Non medical products          1,305         58  663

                    $  7,486    $   908    $ 3,899




                                  OperatingIdentifiable
                          Sales    Income    Assets

     1995 - (in thousands)
     Geographic Area
     United States   $  4,226    $    22   $  3,531
    Europe             1,245          6         70
    Latin America         50          1        -0-

                    $  5,521    $    29   $  3,601

    Segment
    Medical Products$  4,325    $   189   $  2,831
    Non medical products          1,196     ( 160)  770

                    $  5,521    $    29   $  3,601
















AN-CON GENETICS, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 18. INDUSTRY SEGMENT REPORTING (continued)

                          1996      1995

Total assets              $  96     $  70
Total liabilities           -0-       -0-
Net property, plant
 and equipment              -0-       -0-

The Company had no assets (other than certain trade receivables) or liabilities outside the United States, in the two years ended December 31, 1996.

During 1996, a substantial portion of the Company's consolidated net sales and consolidated income from operations was derived from foreign operations. Foreign operations are subject to certain risks inherent in conducting business abroad, including price and exchange controls, limitations on foreign participation in local enterprises, possible nationalization or expropriation, potential default on the payment of government obligations with attendant impact on private enterprise, political instability and health care regulation and other restrictive governmental actions. Changes in the relative value of currencies take place from time to time and could adversely affected the Company's results of operations and financial condition. The future effects of these fluctuations on the operations of the Company's and its subsidiaries are not predictable.



























BLOOM AND COMPANY
50 CLINTON STREET
HEMPSTEAD, NY 11550
TEL. 516 486-5900
FAX  516 486-5476










CONSENT OF CERTIFIED PUBLIC ACCOUNTANT


We consent to the incorporation by reference in this Annual Report on Form 10-KSB of An-Con Genetics, Inc. of our report dated March 29, 1997, included in the Annual
Report to Stockholders of An-Con Genetics, Inc.





Bloom and Company
Hempstead, New York
March 29, 1997































BLOOM AND COMPANY
50 CLINTON STREET
HEMPSTEAD, NY 11550
TEL. 516 486-5900
FAX  516 486-5476






INDEPENDENT AUDITORS' REPORT


To the Board of Directors
and Shareholders of
An-Con Genetics, Inc.

We have audited the accompanying consolidated balance sheet of An-Con Genetics, Inc. and subsidiary as of December 31, 1996 and the related consolidated statements of operations and shareholders' equity, and cash flows for the years ended December 31, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of An-Con Genetics, Inc. and subsidiary as of December 31, 1996 and the results of their operations, and their cash flows for the years ended December 31, 1996 and 1995 in conformity with generally accepted accounting principles.




BLOOM AND COMPANY
Hempstead, New York
March 29, 1997




c:10k96sec