Form 10QSB
period 1997-03-31
AN CON GENETICS INC
filed 1997-05-19
CIK 719135

U.S. Securities and Exchange Commission
Washington D.C. 20549
Form 10-QSB

(Mark One)

[ X ]  QUARTERLY REPORT UNDER SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1997
[    ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE EXCHANGE ACT

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

APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuers's class of common equity, as of the latest practicable date: 8,288,368





















            AN-CON GENETICS, INC.
FORM 10-QSB
QUARTERLY REPORT
MARCH 31, 1997

AN-CON GENETICS, INC.
INDEX TO FORM 10-QSB




      Page
Part I.   Financial Information

        Item 1:       Consolidated Financial Statements:

             Consolidated Balance Sheet -
               March 31, 1997                      F1

              Consolidated Statements of Operations
               for the Three Months Ended March 31,
                       1997 and 1996                      F3

                     Consolidated Statements of Cash Flows
                      for the Three Months Ended March 31,
                       1997 and 1996                      F4

                     Notes to Financial Statements        F6

             Item 2: Management's Discussion and
                       Analysis or Plan of Operation       1


Part II.   Other Information                               6

        Item 1:       Legal Proceedings                    6

        Item 2:       Changes in Securities                6

        Item 3:       Defaults Upon Senior Securities      6

        Item 4:       Submission of Matters to Vote
               of Security Holders                         6

        Item 5:       Exhibits and Reports on Form 8-K     6

PART I. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

AN-CON GENETICS, INC.
CONSOLIDATED BALANCE SHEET
MARCH 31, 1997

                        Assets


Current assets:

Cash                                $    108,123
Trade accounts receivable                934,695
Inventories                            1,059,250
Prepaid expenses                          58,600
Deferred tax asset                       175,000

      Total current assets             2,335,668

Property and equipment, net            1,464,528

Other assets:

Goodwill, net                             57,113
Patent rights, net                       324,915
Deposits                                   7,140
                                         389,168


                                     $ 4,189,364


The accompanying notes are an integral part of the financial statements.

AN-CON GENETICS, INC.
CONSOLIDATED BALANCE SHEET
MARCH 31,1997
(CONTINUED)

            Liabilities and Stockholders' Equity

Current liabilities:

Accounts payable                    $    950,043
Accrued expense                           92,646
Notes payable - current portion          305,392
Due to shareholders                       96,400

      Total current liabilities        1,444,481

Long-term debt, net                      567,127


Stockholders' equity:

Common stock par value $.015; 15,000,000
  shares authorized, issued and outstanding
  8,152,448 shares on March 31, 1997     122,299
Additional paid in capital            12,953,164
Accumulated deficit                 (10,833,707)
                                       2,241,756
Less: Subscription receivable       (    64,000)

Total stockholders' equity             2,177,756

                                    $  4,189,364


The accompanying notes are an integral part of the financial statements.

AN-CON GENETICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996


                                         1997       1996

Sales                             $ 1,915,741  $ 1,546,600

Costs and expenses:

Cost of sales                       1,075,768      829,900
Research and development               18,286       19,800
Professional services                  46,795       32,900
Salaries and related costs            348,260      278,500
Selling, general and administration   291,452      262,200

                                    1,780,561    1,423,300

Gain from operations                  135,180      123,300


Other income (expense):

Interest, net                       (  11,414)  (  26,900)
Miscellaneous                           1,427           --

                                    (   9,987)  (  26,900)

Income                                125,193      96,400


Provision for income tax               45,570   (  35,000)
Realized benefit of loss
 carryforward                       (  45,570)          --
Net income                        $   125,193   $   61,400

Per share, Primary and fully diluted:

Net income (loss)                       $  .02       $ .01

Weighted average number of shares
outstanding                         8,131,313    6,804,707

The accompanying notes are an integral
part of the financial statements.
AN-CON GENETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                        1997        1996

Cash Flows from operating activities
Net income (loss)                  $  125,193    $  61,400

Adjustments to reconcile net income
 (loss) to net cash provided by (used in)
 operating activities:
Depreciation and amortization          82,976       53,400
Employee stock option granted              --       16,900

Changes in current assets and liabilities:
Increase in receivables            (  78,295)    (153,800)
(Increase) decrease in inventories ( 205,250)       10,300
(Increase) decrease in prepaid expenses         (   2,500)      47,300
(Decrease) in accounts payable        162,503    (205,700)
Increase (decrease) in accrued expense          ( 203,291) 12,000
Decrease in deferred tax                   --       35,000

Total adjustments                  ( 243,857)    (184,600)

Net cash used in operating activities           ( 118,664)   (123,200)

Cash flows from investing activities
(Increase)in deferred cost                 --     (20,000)
(Increase)in fixed assets          ( 100,332)     (48,300)
(Increase)in patents                       --     (10,900)

Net cash used in investing activities           ( 100,332)    (79,200)

Cash flows from financing activities
Decrease in obligations under capital lease     (   4,600)(1,900)
(Decrease) Increase in notes payable  210,819           --
(Increase)decrease in long term debt       --        8,300
Common shares issued for cash              --      100,000
Decrease in subscriptions receivable       --       10,600

Net cash provided by (used in) financing
 activities                           206,219      117,000

Net increase (decrease) in cash and
 cash equivalents                  (  12,777)     (85,400)
Cash and cash equivalents,
 beginning of period                  120,900      165,800
Cash and cash equivalents, end of period       $   108,123   $  80,400

The accompanying notes are an integral part of the financial statements.




AN-CON GENETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

Cash paid during the three months ended March 31:
                         1997          1996
Interest             $ 11,414      $ 13,500
Income Taxes              -0-           -0-


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

FOR THE QUARTER ENDED MARCH 31, 1997

In February of 1997, the 10 year notes came due and the Company offered each bond holder 2,200 shares of common stock for their $1,000 bond and accrued interest of $550. Nineteen bondholders accepted the offer and forty-three bondholders received cash for their bonds and accrued interest. The balance of the bondholders have not redeemed their bonds or accepted the share offer.



FOR THE QUARTER ENDED MARCH 31, 1996

On February 15, 1996 the Company set up an employee stock option plan issuing 337,000 warrants to key employees valued at $.05 per share. The Company utilized a loss carryforward of $96,400 as an offset against its estimated taxable income of equal amount.
























AN-CON GENETICS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1997


NOTE 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

        In the opinion of management, the interim financial statements reflect all adjustments, consisting of only normal recurring items, which are necessary for a fair presentation of the results for the interim periods presented. The results for interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the significant accounting policies and the other notes to the financial statements included in the Corporation's 1996 Annual Report to the SEC on Form 10-KSB.


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



AN-CON GENETICS, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(continued)

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories

 Inventories are stated at the lower of cost or market. Cost is determined principally on the average cost method.
Inventories at March 31, 1997 were as follows:

          Raw materials    $   569,170
          Work in process      263,974
          Finished goods       226,106

          Total            $ 1,059,250

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




AN-CON GENETICS, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(continued)

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES (continued)

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









AN-CON GENETICS, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(continued)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES (continued)

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




AN-CON GENETICS, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(continued)

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES (continued)

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









AN-CON GENETICS, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(continued)

NOTE 4. EARNINGS PER SHARE

Primary earnings per share is equal to net income divided by the weighted average number of shares outstanding including dilutive convertible securities. In the first quarter of 1997, the dilutive securities included the outstanding shares of Xenetics Biomedical, Inc. and Automated Diagnostics Inc., the two inactive subsidiaries of the Company. The shares of these companies were convertible to 153,333 shares of An-Con common stock.












































AN-CON GENETICS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The results of operations over the three months ended
March 31, 1997 show improved sales and profitability, as compared to the first three months of 1996. The Company's sales revenues increased by 24%, from $1,546,600 to $1,915,741. Gross profit percentage of 44% remained the same for the two periods but the gross profit went up from $716,700 to $839,973. Increased sales were mainly attributable to a 74% increase in Bend-a-light, a 239% increase in electro surgical coagulation device and a 119% increase in electrode sales. For the first quarter of 1997 and 1996 cauteries accounted for 39% and 46% respectively.

     Salaries and related expenses increased by 25% from $278,500 to $348,260, in the three months ended March 31, 1997 as compared to the same period in 1996. The increase in cost of salaries was mostly attributable to a new quality control manager, a new research and development department and increased salesmen salaries.

     Research and development costs remained constant for the two quarters at approximately $19,000. In 1997 the Company set up a staffed research and development department which is improving and developing new and existing products.

     Expenses for professional services increased by 43% to $46,795 in the three months ended March 31, 1997, as compared to $32,900 in the same period of the previous year.

     The increased marketing activities was accompanied by a 11% increase in selling, general and administrative expenses. These expenses were $291,452, in the three month period ended March 31, 1997 as compared to $262,200 for the three months ended March 31, 1996.

     Interest expense decreased by $15,486 mainly attributable to the conversion of Aaron shareholders recission offer in the fourth quarter of 1996 which accrued interest of $13,000 per quarter.

     The Company had net income of $125,193 for the three months ended March 31, 1997 as compared to $61,400 in 1996. The gain, in 1997, was due to a 24% increase in revenues in contrast to 23% rise in cost of sales and 19% in operating expenses. The operating income was $135,180, in the first quarter of 1997 as compared to $123,300 in 1996.




AN-CON GENETICS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)

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

During the first quarter of 1997, international sales of the Aaron Medical product line continued to increase. These sales were $500,357 which represented 26% of total sales. This compares favorably to the first quarter of 1996 where total international sales were $348,046 representing 22% of total sales. The increase from the first quarter of 1997 to the first quarter of 1996 represents a 44% increase in sales volume. To minimize credit risk, new international distributors in most instances pay cash in advance or by irrevocable letter of credit. This form of credit policy is customary and is not considered a detriment to further increased international sales.

New product development and improvements to the Company's facility required by regulatory agencies in 1996 and projected into 1997 amounted to $550,000. These expenditures will be funded primarily through internal cash flow and bank financing. The allocation of working capital to these projects caused the company's normally prompt payment record with trade vendors to decline slightly. In order to provide additional working capital, the Company has secured a fourteen month $400,000 credit facility with a local commercial bank in the first quarter of 1997 and a $150,000 three year note to purchase fixed assets with interest at 1% over prime. The amount outstanding on the bank loans was $295,000 as of March 31, 1997.











AN-CON GENETICS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)

Financial Condition

With the acquisition of Aaron, the Company's financial condition has begun to improve. As of March 31, 1997, cash totaled $108,123 up from $80,400 at March 31, 1996. Cash applied to operating activities was $118,664 in the first quarter of 1997 as compared to $123,200 in the first quarter of 1996. Net working capital of the company on March 31, 1997 was $891,187.

Investing activities used was $100,332 in cash during the first quarter of 1997, compared to $79,200 in the first quarter of 1996. Capital expenditures increased substantially in the first quarter of 1997 as the Company continued to invest in property, plant and equipment needed for future business requirements, including manufacturing capacity. The Company expects to spend approximately $426,000 for capital additions in 1997 of which approximately $150,000 was committed for the construction and renovation of the St. Petersburg facility.

The Company's ten largest customers accounted for approximately
51% of net revenues for the first quarter of 1997. At March 31, 1997, the same ten customers accounted for approximately 50% of outstanding accounts receivables.

The Company provided $206,219 and $117,000 from financing activities in the first quarter of 1997 and the first quarter of 1996, respectively. The most significant items of financing activity in the first quarter of 1997 were the reduction of notes payable of $89,181 and the use of bank loans of $300,000.

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



AN-CON GENETICS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OPERATIONS (continued)

Outlook (continued)

The Company presently has a significant portion of the U.S. disposable cautery market and does not expect a dramatic growth in sales of cautery-related products domestically unless an OEM arrangement can be obtained with a co-leader in this market.

The Company, over the past two years has chosen to expand its line of electrosurgical products. Electrosurgical products sold by the Company are the standard stainless steel electrodes, the patented Multi-Function Cautery, the patent pending Resistick line of reduced stick electrodes and the Aaron 800 high frequency desiccator and the Aaron 1200 to be introduced in the second half of 1997.

From the first quarter of 1996 to the first quarter of 1997, the Company's electrosurgical sales increased by more than 132% from $184,000 to $427,000. The electrosurgical product line is a larger market than the Company has normally sold into and is dominated by two main competitors, Valley Lab a division of Pfizer and Conmed, based in Utica, New York. In the area of reduced stick electrodes, the main competitor is MegaDyne. The combined markets for the Company's electrosurgical products exceeds $100 million annually. Electrosurgical product sales moved from fifth place to second in total Company sales by product line in 1996 and is expected to be the largest single product line by the end of 1997.

Non-Medical Products

The Company for the first quarter of 1997 sold $369,000 of its flexible lighting products used primarily in the automotive and locksmith industries. Approximately $300,000 was sold to one customer. The Company is expanding this market with the addition of a higher quality flexible light unit. The higher quality version of the Bend-A-Light will be sold into the same markets as the Company presently sells its less expensive unit. The Company intends to manufacture a fiber optic flexible scope to compete in the automotive, aircraft and quality maintenance markets. The product will compete with much more expensive units built by companies such as Olympus. After the Company has successfully marketed the industrial fiber optic flexible scope, it intends to redesign, manufacture and market a medical fiber optic flexible scope.









AN-CON GENETICS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND OF OPERATIONS (continued)

Liquidity and Future Plans

Since the acquisition of Aaron Medical Industries, Inc. the Company has partially changed its direction from acquiring ownership interest in companies to acquiring new product technology and expanding manufacturing capabilities through Aaron. The Aaron 800 and 1200 are prime examples of this new direction. Other products and technologies are being evaluated for future development. Continued strong international sales growth is expected by management. The Company has obtained a line of credit with a local commercial bank for $400,000 and a $150,000 loan for capital improvements. Interest on these loans is to be paid at 1% over prime. On March 31, 1997 the Company had $295,000 outstanding on its bank loans.

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



















AN-CON GENETICS, INC.

PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     See Form 10-KSB for the year ended December 31, 1996.
Part I, Item 3.


ITEM 2.  CHANGES IN SECURITIES

     There have been no changes in the instruments defining the rights or rights evidenced by any class of registered securities.

     There have been no dividends declared.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

In February of 1997, the 10 year notes came due and the Company offered each bond holder 2,200 shares of common stock for their $1,000 bond and accrued interest of $550. Nineteen bondholders accepted the offer and forty-three bondholders received cash for their bonds and accrued interest. The balance of the bondholders have not redeemed their bonds or accepted the share offer.

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