Form 10QSB
period 1997-06-30
AN CON GENETICS INC
filed 1997-08-14
CIK 719135

U.S. Securities and Exchange Commission
Washington D.C. 20549
Form 10-QSB

(Mark One)

[ X ]  QUARTERLY REPORT UNDER SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1997
[    ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE EXCHANGE ACT

For the transition period from          to

Commission file number       0-12183

        AN-CON GENETICS, INC.
(Exact name of small business issuer as
specified in its charter)

    Delaware                   11-2644611
(State or other jurisdiction                   (IRS Employer
of incorporation or organization)          Identification No.)

        734 Walt Whitman Rd., Melville, New York 11747
        (Address of principal executive offices)

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





















            AN-CON GENETICS, INC.
FORM 10-QSB
QUARTERLY REPORT
JUNE 30, 1997

AN-CON GENETICS, INC.
INDEX TO FORM 10-QSB




      Page
Part I.   Financial Information

        Item 1:       Consolidated Financial Statements:

             Consolidated Balance Sheet -
               June 30, 1997                       F1

              Consolidated Statements of Operations
               for the Six Months Ended June 30,
                       1997 and 1996                      F3

                     Consolidated Statements of Cash Flows
                      for the Six Months Ended June 30,
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

PART I. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

AN-CON GENETICS, INC.
CONSOLIDATED BALANCE SHEET
JUNE 30, 1997

                        Assets


Current assets:

Cash                                 $    43,993
Trade accounts receivable                952,622
Inventories                              993,781
Prepaid expenses                          51,857
Deferred tax asset                       175,000

      Total current assets             2,217,253

Property and equipment, net            1,479,768

Other assets:

Goodwill, net                             47,126
Patent rights, net                       321,379
Deposits                                   7,140
                                         375,645


                                     $ 4,072,666


The accompanying notes are an integral part of the financial statements.

AN-CON GENETICS, INC.
CONSOLIDATED BALANCE SHEET
JUNE 30,1997
(CONTINUED)

            Liabilities and Stockholders' Equity

Current liabilities:

Accounts payable                    $    700,797
Accrued expense                          101,040
Notes payable - current portion          309,471
Due to shareholders                       97,400

      Total current liabilities        1,208,708

Long-term debt, net                      618,405


Stockholders' equity:

Common stock par value $.015; 15,000,000
  shares authorized, issued and outstanding
  8,288,368 shares on June 30, 1997      122,299
Additional paid in capital            12,953,164
Accumulated deficit                 (10,815,910)
                                       2,259,553
Less: Subscription receivable       (    14,000)

Total stockholders' equity             2,245,553

                                    $  4,072,666


The accompanying notes are an integral part of the financial statements.

AN-CON GENETICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996


                                         1997       1996

Sales                             $ 3,694,018  $ 3,214,200

Costs and expenses:

Cost of sales                       2,071,504    1,599,600
Research and development               41,144       26,300
Professional services                 135,238      125,600
Salaries and related costs            690,662      493,100
Selling, general and administration   659,499      664,500

                                    3,598,047    2,909,100

Gain from operations                   95,971      305,100


Other income (expense):

Interest, net                       (  36,365)   ( 64,500)
Miscellaneous                          12,793           --

                                    (  23,572)   ( 64,500)

Income                                 72,399     240,600

Extraordinary item - waiver of
  bonus payments due officers          70,600           --
                                      142,999      240,600

Provision for income tax            ( 50,050)    ( 84,200)
Realized benefit of loss
 carryforward                          50,050           --
Net income                         $  142,999    $ 156,400

Per share, Primary and fully diluted:

Net income (loss)                        $ .02       $ .02

Weighted average number of shares
outstanding                         8,199,508    6,898,040

The accompanying notes are an integral
part of the financial statements.
AN-CON GENETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                        1997        1996

Cash Flows from operating activities
Net income (loss)                   $ 142,999    $ 156,400

Adjustments to reconcile net income
 (loss) to net cash provided by (used in)
 operating activities:
Depreciation and amortization         161,486      116,400
Employee stock option granted              --       16,900
Common stock for professional fees         --        5,700

Changes in current assets and liabilities:
Increase in receivables             ( 96,222)       70,600
(Increase) decrease in inventories  (139,781)    (121,200)
(Increase) decrease in prepaid expenses              4,243      45,500
(Decrease) in accounts payable      ( 86,703)    (171,400)
Increase (decrease) in accrued expense           (193,909) 31,200
Decrease in deferred tax                   --       84,200

Total adjustments                   (350,886)       77,900

Net cash provided by (used in)
 operating activities               (207,887)      234,300

Cash flows from investing activities
(Increase)in deferred cost                 --    (100,000)
(Increase)in fixed assets           (169,582)    (204,800)
(Increase)in patents                ( 10,986)    ( 69,500)

Net cash used in investing activities            (180,568)   (374,300)

Cash flows from financing activities
Decrease in obligations under capital lease      (  4,628)   (  4,200)
(Decrease) Increase in notes payable  266,176           --
(Increase)decrease in long term debt       --    ( 76,800)
Common shares issued for cash              --      120,000
Decrease in subscriptions receivable   50,000       10,600

Net cash provided by (used in) financing
 activities                           311,548       49,600

Net increase (decrease) in cash and
 cash equivalents                   ( 76,907)    ( 90,400)
Cash and cash equivalents,
 beginning of period                  120,900      165,800
Cash and cash equivalents, end of period         $  43,993   $  75,400

The accompanying notes are an integral part of the financial statements.




AN-CON GENETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

Cash paid during the six months ended June 30:
                         1997          1996
Interest             $ 39,837      $ 18,900
Income Taxes              -0-           -0-


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

FOR THE QUARTER ENDED JUNE 30, 1997

In February of 1997, 10 year notes came due and the Company offered each bond holder 2,200 shares of common stock for each $1,000 bond and accrued interest of $550. Nineteen bondholders accepted the offer and forty-three bondholders received cash for their bonds and accrued interest. The balance of the bondholders have not redeemed their bonds or accepted the share offer.



FOR THE QUARTER ENDED JUNE 30, 1996

On February 15, 1996 the Company set up an employee stock option plan issuing 337,000 warrants to key employees valued at $.05 per share. The Company utilized a loss carryforward of $96,400 as an offset against its estimated taxable income of equal amount.
























AN-CON GENETICS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1997


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





AN-CON GENETICS, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(continued)

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories

 Inventories are stated at the lower of cost or market. Cost is determined principally on the average cost method.
Inventories at June 30, 1997 were as follows:

          Raw materials      $ 447,797
          Work in process      369,334
          Finished goods       176,650

          Total              $ 993,781

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

Revenue Recognition and Product Warranty

Revenue from sales of products is generally recognized upon shipment to customers. The Company warrants its products generally for one year. Based on the Company's experience the estimated future costs relating to warranties are not material.

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


NOTE 3.  DESCRIPTION OF BUSINESS

An-Con Genetics, Inc. ("the Company") was incorporated in 1982, under the laws of the State of Delaware and has its principal executive office at 734 Walt Whitman Road, Melville, New York
11747.

Currently, the Company is actively engaged in the business of marketing and sale of medical products, acquiring ownership interests in medical products and related technologies.











AN-CON GENETICS, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(continued)

NOTE 4. EARNINGS PER SHARE

Primary earnings per share is equal to net income divided by the weighted average number of shares outstanding including dilutive convertible securities. In the second quarter of 1997, the dilutive securities included the outstanding shares of Xenetics Biomedical, Inc. and Automated Diagnostics Inc., the two inactive subsidiaries of the Company. The shares of these companies were convertible to 153,333 shares of An-Con common stock.










































AN-CON GENETICS, INC.
PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The results of operations over the six months ended June 30, 1997 show steady sales and profitability, as compared to the first six months of 1996. The Company's sales revenues increased by 15%, from $3,214,200 to $3,694,018. Gross profit percentage of 44% was down from 50% for the same period in 1996. Gross profit went up from $1,614,600 to $1,622,514. Increased sales were mainly attributable to a 37% increase in Bend-a-light and a 25% increase in sales of electro-surgical devices. For the first half of 1997 and 1996 cauteries accounted for 42% and 44% of all sales, respectively.

     Operating salaries and related expenses increased by 40% from $493,100 to $690,662, in the six months ended June 30, 1997 as compared to the same period in 1996. The increase in salaries was largely attributable to a new quality control manager, a new research and development department and increased salaries for sales personnel.

     Research and development costs increased from $26,300 to $41,144 for the two quarters ended June 30, 1996 and 1997 repectively. In 1997 the Company set up a staffed research and development department which is improving and developing new and existing products.

     Expenses for professional services increased by 8% to $135,238 in the six months ended June 30, 1997, as compared to $125,600 in the same period of the previous year. The main reason for this increase is the fees associated with the Megadyne lawsuit.

     Marketing activities were accompanied by a 1% decrease in selling, general and administrative expenses. These expenses were $659,499, in the six month period ended June 30, 1997 as compared to $664,500 for the six months ended June 30, 1996.

     Interest expense decreased for the six months ending June 30, 1997 by $28,135 from the six months ending June 30, 1996. This was mainly attributable to the conversion of the Aaron shareholders' debt to shares as per An-Con's recission offer in the fourth quarter of 1996 which had accrued interest of $13,000 per quarter.

     The Company had net income of $142,999 for the six months ended June 30, 1997 as compared to $156,400 in 1996 for the same period. The decreased gain, in 1997, was mainly due to a 6% decrease in gross profit. Operating income was $72,399 in the first half of 1997 as compared to $240,600 in the same period

AN-CON GENETICS, INC.
PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)

of 1996. The extraordinary revenue item of $70,600 was attributed to a voluntary waiver of bonuses by the officers of the Company for the year 1996.

The Company sells its products through distributers both nationally and internationally. These distributors are found mainly through response to company advertising in medical journals or contacts made at domestic or international trade shows. The Company began attending trade shows in foreign countries for the first time in 1993. Since that time, international sales have more than doubled from the 1993 sales figure of $553,000. The main focus for export sales has been Western Europe where the Company has distributors in all major markets.

During the first half of 1997, international sales of the Aaron Medical product line continued to increase. These sales were $899,860 which represented 24% of total sales. This compares favorably to the first half of 1996 where total international sales were $678,807 representing 21% of total sales. The increase from the first six months of 1997 to the first six months of 1996 represents a 32% increase in sales volume. To minimize credit risk, new international distributors in most instances pay cash in advance or by irrevocable letter of credit.

New product development and improvements to the Company's facility required by regulatory agencies in 1996 and projected into 1997 amounted to $550,000. These expenditures will be and have been funded primarily through internal cash flow and bank financing. The allocation of working capital to these projects caused the Company's normally prompt payment record with trade vendors to decline slightly. In order to provide additional working capital, the Company has secured a fourteen month $400,000 credit facility with a local commercial bank in the first quarter of 1997 and a $150,000 three year note to purchase fixed assets with interest at 1% over prime. The amount outstanding on the bank loans was $387,499 as of June 30, 1997.














AN-CON GENETICS, INC.
PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)

Financial Condition

As of June 30, 1997, cash totaled $43,993 down from $120,900 at December 31, 1996. Cash provided (applied) to operating activities was $(207,887) in the first half of 1997 as compared to $234,300 in the first half of 1996. Net working capital of the company on June 30, 1997 was $1,008,545.

Investing activities utilized $180,568 in cash during the first half of 1997, compared to $374,300 in the first half of 1996. Capital expenditures increased substantially in the first half of 1997 as the Company continued to invest in property, plant and equipment needed for future business requirements, including manufacturing capacity.

The Company's ten largest customers accounted for approximately
51% of net revenues for the first half of 1997. At June 30, 1997, the same ten customers accounted for approximately 53% of outstanding accounts receivable.

Cash flow provided $311,548 and $49,600 from financing activities in the first half of 1997 and the first half of 1996, respectively. The most significant items of financing activity in the first half of 1997 were the reduction of notes payable of $133,824 and the use of bank loans of $400,000.

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

The Company believes that the world market for disposable medical products, such as the Company's battery-operated cauteries, has significant growth potential because heretofore these type of products have not been affordable or effectively marketed outside the U.S. Because of these factors, the Company has designed certain disposable products to be reusable.








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

The Company, over the past two years has chosen to expand its line of electrosurgical products. Electrosurgical products sold by the Company are the standard stainless steel electrodes, the patented Multi-Function Cautery, the patent pending Resistick line of reduced stick electrodes and the Aaron 800 high frequency desiccator. The Company plans to continue expanding its electrosurgical product line in 1997 and 1998.

From the first half of 1996 to the first half of 1997, the Company's electrosurgical sales increased by more than 26%. The electrosurgical product line is a larger market than the Company has normally sold into and is dominated by two main competitors, Valley Lab a division of Pfizer and Conmed. In the area of reduced stick electrodes, the main competitor is MegaDyne. The combined markets for the Company's electrosurgical products exceeds $100 million annually. Electrosurgical product sales moved from fifth place to second in total Company sales by product line in 1996. The Company anticipates continued sales growth in its electrosurgical products.

The Company has received a finding of substantial equivalence, from the Food and Drug Administration for five new devices. The Company is permitted to market the devices according to the indications for use as stated in the submissions. The first three devices are for use in electrosurgery, the main area of focus for the Company, while the other two are for use in plastic and reconstructive surgery. The first two devices, representing fourteen different catalog numbers are the Company's first products in the expanding area of laparoscopic surgery. These laparoscopic electrodes will be manufactured in stainless steel and coated with the Company's patent pending Resistick coating process. These electrodes are a logical expansion to the Company's line of electrosurgical electrodes with larger sizes and higher prices. The third item is an electrosurgical tip cleaner which is an ancillary product to the Company's overall electrosurgical line. The last two products are nerve locator/stimulator products for helping to identify individual nerves during surgery to prevent accidental damage.







AN-CON GENETICS, INC.
PART I.   FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
    C0NDITION AND RESULTS OF OPERATIONS (continued)


Non-Medical Products

The Company during the first half 1997 sold $547,000 of its flexible lighting products for use primarily in the automotive and locksmith industries. Approximately $350,000 was sold to one customer. The Company is expanding this market with the addition of a higher quality flexible light unit. The higher quality version of the Bend-A-Light will be sold into the same markets as the Company presently sells its less expensive unit.


Liquidity and Future Plans

Since the acquisition of Aaron Medical Industries, Inc. the Company has partially changed its direction from acquiring ownership interest in companies to acquiring new product technology and expanding manufacturing capabilities through Aaron. The Aaron 800 is an example of this new direction. Other products and technologies are being evaluated for future development. Continued strong international sales growth is expected by management. The Company has obtained a line of credit with a local commercial bank for $400,000 and a $150,000 loan for capital improvements. Interest on these loans is to be paid at 1% over prime. On June 30, 1997 the Company had $387,499 outstanding on its bank loans.

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

Liquidity and Future Plans (continued)

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