Form 10-Q
period 1997-09-30
AN CON GENETICS INC
filed 1997-11-14
CIK 719135

U.S. Securities and Exchange Commission
Washington D.C. 20549
Form 10-QSB
(Mark One)

[ X ]  QUARTERLY REPORT UNDER SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
 September 30, 1997

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

APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuers's class of common equity, as of the latest practicable date: 8,405,868.





















AN-CON GENETICS, INC.
FORM 10-QSB
QUARTERLY REPORT
SEPTEMBER 30, 1997

AN-CON GENETICS, INC.
INDEX TO FORM 10-QSB




       Page
Part I.   Financial Information

        Item 1:       Consolidated Financial Statements:

             Consolidated Balance Sheet -
               September 30, 1997                    F1

              Consolidated Statements of Operations
               for the Nine Months Ended September 30,
                       1997 and 1996                        F3

                     Consolidated Statements of Cash Flows
                      for the Nine Months Ended September 30,
                       1997 and 1996                        F4

                     Notes to Financial Statements          F6

             Item 2: Management's Discussion and
                       Analysis of Financial and Results of
                       Operations                            1


Part II.   Other Information                                 5

        Item 1:       Legal Proceedings                      5

        Item 2:       Changes in Securities                  5

        Item 3:       Defaults Upon Senior Securities        5

        Item 4:       Submission of Matters to Vote
               of Security Holders                           5

        Item 5:       Exhibits and Reports on Form 8-K       5

PART I. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

AN-CON GENETICS, INC.
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 1997

                           Assets


Current assets:

Cash                                  $    124,456
Trade accounts receivable                  869,413
Inventories                                969,654
Prepaid expenses                            78,093
Deferred tax asset                         175,010
Other receivables                           56,125
      Total current assets               2,272,751

Property and equipment, net              1,441,436

Other assets:

Goodwill, net                               45,937
Patent rights, net                         274,285
Deposits                                     7,150
                                           327,372


                                       $ 4,041,559


The accompanying notes are an integral part of the financial statements.

AN-CON GENETICS, INC.
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30,1997
(CONTINUED)

              Liabilities and Stockholders' Equity


Current liabilities:

Accounts payable                      $    476,593
Accrued expense                             96,511
Notes payable - current portion            892,578
Due to shareholders                         92,040

      Total current liabilities          1,557,722

Long-term debt, net                         93,070

Stockholders' equity:

Common stock par value $.015; 15,000,000
  shares authorized, issued and outstanding
  $8,405,868 shares on September 30, 1997  122,711
Additional paid in capital              12,964,325
Accumulated deficit                   (10,696,269)

Total stockholders' equity               2,390,767

                                      $  4,041,559


The accompanying notes are an integral part of the financial statements.

AN-CON GENETICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


                                   1997       1996

Sales                          $ 5,518,558              $ 5,254,200

Costs and expenses:
Cost of sales                    3,095,287 2,767,200
Research and development            60,290    31,000
Professional services              262,645   221,700
Salaries and related costs       1,055,795   824,200
Selling, general and administrative          811,183        902,600

                                 5,285,200 4,746,700
Gain from operations               233,358   507,500
Other income (expense):
Interest, net                   (  59,468)( 104,700)
Miscellaneous                       18,140       --

                                (  41,328)( 104,700)
Income                             192,030  402,800
Extraordinary item - waiver of
  bonus payments due officers       70,600        --
                                   262,630   402,800

Provision for income tax         ( 91,920)                (132,300)
Realized benefit of loss
 carryforward                       91,920        --
Net income                      $  262,630 $ 270,500
Per share, Primary and fully diluted:

Net income (loss)                     $ .03     $ .04

Weighted average number of shares
outstanding                      8,307,951 6,980,718

The accompanying notes are an integral
part of the financial statements.
AN-CON GENETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                       1997      1996
Cash Flows from operating activities
Net Income                            $262,631 $270,500
Adjustments to reconcile net income
 to net cash provided by (used in)
 operating activities:
Depreciation and amortization          234,828  198,900
Employee stock option granted               --   16,900
Common stock for professional fees       7,000    5,700
Waiver of bonus payments to officers  (70,600)       --
Changes in current assets and liabilities:
(Increase) in receivables            ( 19,623)(140,500)
(Increase) in inventories            (114,776)            (177,100)
(Increase) decrease in prepaid expenses       ( 22,027)     49,600
(Decrease) in accounts payable       (310,907)( 73,600)
Increase (decrease)in accrued expense(131,363)   43,800
Decrease in deferred tax                   --   133,200
(Increase) in other receivables      ( 11,678)       --
Total adjustments                    (439,146)   56,900
Net cash provided by (used in)
 operating activities:               (176,515)  327,400
Cash flows from investing activities
(Increase)in deferred cost                  --( 79,700)
(Increase)in fixed assets            (192,241)(314,700)
(Increase)in patents                 ( 13,780)(111,000)
(Increase) in deposits               (     10)                   --

Net cash used in investing activities         (206,031)   (505,400)
Cash flows from financing activities
Decrease in obligations
under capital lease                           (  4,600)   (  5,900)
(Decrease) in due to Shareholder    (  4,360)        --
(Decrease) in long term debt        (136,478) (104,200)
Bank term loan                        150,000        --
Repayment of bank term loan          (25,002)        --
Loan-Bank line of credit              425,000        --
Repayment of loan-line of credit     (85,000)        --
Common shares issued for cash           2,538   166,000
Decrease in subscriptions receivable   64,000    10,600
Net cash provided by financing activities       386,098      66,500
Net increase (decrease) in cash and
cash equivalents                        3,552 (111,500)
Cash and cash equivalents,
 beginning of period                  120,904   165,800
Cash and cash equivalents, end of period      $ 124,456   $  54,300
The accompanying notes are an integral part of the financial statements.


AN-CON GENETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Cash paid during the nine months ended September 30:
                           1997          1996
Interest                 $   --       $12,500
Income Taxes                -0-           -0-


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

1- In February of 1997, 10 year notes came due and the Company offered each bond holder 2,200 shares of common stock for each $1,000 bond and accrued interest of $550. Nineteen bondholders accepted the offer and forty-three bondholders received cash for their bonds and accrued interest. The total amounts of principal and the accrued interest of the converted bonds were $19,000 and $10,450 respectively. The balance of the bondholders have not redeemed their bonds or accepted the share offer.

2-   The Company issued 10,000 shares of common stock in
exchange for $4,572 of accounts payable.

3-    The Company issued 100,000 shares of common stock and
cancelled 200,000 warrants that were issued in conjunction with a private placement of the Company's securities.

4-   The Company exchanged its patent for Borascope Technology
and related equipment and inventories for notes receivable in the amount of $49,525. The costs of the patent (net of amortization), equipment, and inventories were $31,735, $7,000, and $10,790 respectively.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996

On February 15, 1996 the Company set up an employee stock option plan issuing 337,000 warrants to key employees valued at $.05 per share. The Company utilized a loss carryforward of $240,600 as an offset against its estimated taxable income of equal amount. For the nine months ended September 30, 1996 the Company wrote off warrants previously issued for $5,700.


NOTE 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

        In the opinion of management, the interim financial statements reflect all adjustments, consisting of only normal recurring items, which are necessary for a fair presentation of the results for the interim periods presented. The results for interim periods are not necessarily indicative of results for


AN-CON GENETICS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1997


NOTE 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the significant accounting policies and the other notes to the financial statements included in the Corporation's 1996 Annual Report to the SEC on Form 10-KSB.


NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of An-Con Genetics, Inc. and its wholly owned subsidiary Aaron
Medical Industries, Inc. All intercompany accounts and transactions are eliminated in consolidation.


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











AN-CON GENETICS, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(continued)

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES (continued)


Inventories

Inventories  are  stated at the lower of cost or market.
Cost is determined principally on the average cost method.
Inventories at September 30, 1997 were as follows:

          Raw materials        $ 541,552
          Work in process        258,404
          Finished goods         169,698

          Total                $ 969,654


Property, Plant and Equipment

Property, plant and equipment are recorded at cost less depreciation and amortization. Depreciation and amortization are primarily accounted for on the straight line method based on estimated useful lives. The amortization of leasehold improvements is based on the shorter of the lease term or the life of the improvement. Betterments and large renewals which extend the life of the asset are capitalized whereas maintenance and repairs and small renewals are expended as incurred. The estimated useful lives are: machinery and equipment, 7-15 years; buildings, 30 years; and leasehold improvements 10-20 years.


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






AN-CON GENETICS, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(continued)

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition and Product Warranty (continued)

Environmental Remediation

The Company accrues environmental remediation costs if it is probable that an asset has been impaired or a liability incurred at the financial statement date and the amount can be reasonably estimated. Environmental compliance costs are expended as incurred. Certain environmental costs are capitalized based on estimates and depreciated over their useful lives.

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





AN-CON GENETICS, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(continued)

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation (continued)

Stocks issued in accordance with a plan for past or future services of an employee are allocated between the expired costs and future costs. Future costs are charged to the periods in which the services are performed. The proforma amounts of the difference between compensation cost included in net income and related cost measured by the fair value based method, including tax effects are disclosed.


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


NOTE  5.  RECENT PRONOUNCEMENTS OF THE FINANCIAL ACCOUNTING
STANDARDS BOARD

Recent pronouncements of the Financial Accounting Standards Board ("FASB"), which are not required to be adopted at this date, include Statement of Financial Accounting Standards ("SFAS") No. 129, "Disclosure of Information about Capital Structure" ("SFAS No. 129") and SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 129 and 128 specify guidelines as to the method of computation as well as






AN-CON GENETICS, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
(continued)

NOTE  5.  RECENT PRONOUNCEMENTS OF THE FINANCIAL ACCOUNTING
STANDARDS BOARD (CONTINUED)

presentation and disclosure requirements for earnings per share ("EPS"). The objective of these statements is to simplify the calculation and to make the U.S. standard for computing EPS more compatible with the EPS standards of other countries and with that of the International Accounting Standards Committee. These statements are effective for fiscal years ending after December 15, 1997 and earlier application is not permitted. The Company does not expect that the adoption of SFAS No. 129 and 128 will have a material effect on the Company's consolidated financial statements.










































PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements.

        This Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities
Exchange Act of 1934, including statements regarding the company's expectations, hopes, intentions, beliefs or strategies regarding the future. Such forward-looking statements include, but are not limited to, the Company's anticipated expense levels for research and development, and selling general and administrative; anticipated capital expenditures; and expectations regarding inventory balances, liquidity and adequacy of cash resources under the sub-headings "Results of Operations" and "Liquidity and Capital Resources". Actual results could differ materially from those projected in any forward-looking statements for the reasons detailed below and in other sections of this Report on Form 10-QSB.

All forward-looking statements included in this Form 10-QSB are based on information available to the Company on the date of this Report on Form 10-QSB, and the Company assumes no obligation to update the forward-looking statements.
Investors should also consult the risks factors listed from time to time in the Company's Reports on Form 10-K and Annual Report to Stockholders.


Results of Operations

        The results of operations over the nine months ended September 30, 1997 show steady sales and profitability, as compared to the first nine months of 1996. The Company's sales revenues increased by 5%, from $5,254,200 to $5,518,558. Gross profit percentage of 44% was down from 47% for the same period in 1996. Gross profit went down from $2,487,000 to $2,423,271. Increased revenues sales were mainly attributable increases in Bend-a-light, electro-surgical devices, and cauteries sales. The sales of cauteries accounted for 42% of all sales in the nine months ended September 30, 1997.

        Operating salaries and related expenses increased by 28% from $824,200 to $1,055,795, in the nine months ended September 30, 1997 as compared to the same period in 1996. The increase in salaries was largely attributable to the employment of a new quality control manager staffing of a new research and development department, and increased salaries for sales personnel.

        Research and development costs increased from $31,000 to $60,290 (by 94%) in the three quarters ended September 30, 1996 in 1997. In 1997, the Company set up a staffed research and


AN-CON GENETICS, INC.
PART I.  FINANCIAL INFORMATION (Continued)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (Continued)


development department which is improving the existing products and developing new products.

        Expenses for professional services increased by 18% to $262,645 in the nine months ended September 30, 1997, as compared to $221,700 in the same period of the previous year. The main reason for this increase was the fees associated with the Megadyne lawsuit and SEC filings.

        Selling, General and Administrative expenses decreased by 11%. These expenses were $811,183, in the nine month period ended September 30, 1997 as compared to $902,600 for the nine months ended September 30, 1996.

        Interest expense decreased from $104,700 in the nine months ended September 30, 1996 to $59,468 in 1997. The $45,232 (76%) decrease in interest expense was mainly attributable to the conversion of the Aaron shareholders' debt to shares as per An-Con's recission offer in the fourth quarter of 1996 which had accrued interest of $13,000 per quarter.

        The Company had net income of $262,630 for the nine months ended September 30, 1997 as compared to $270,500 in 1996 for the same period. The decrease of $274,142 in the operating income (54%) and net income of $7,870 (3%) were mainly because of the increase in cost of goods sold and additional salaries for quality control, research and development, and sales personnel. Operating income was $233,358 in the nine months of 1997 as compared to $507,500 in the same period in 1996. The extraordinary revenue of $70,600 from a voluntary waiver of bonuses by the officers of the Company for the year 1996 contributed additional 1% to the revenues, in 1997.

        The Company sells its products through distributors both nationally and internationally. These distributors are found mainly through response to company advertising in medical journals or contacts made at domestic or international trade shows.

        The Company began attending trade shows in foreign countries for the first time in 1993. Since that time, international sales have more than doubled from the 1993 sales figure of $553,000. The main focus for export sales has been Western Europe where the Company has distributors in all major markets.

        During the first nine months of 1997, international sales of the Aaron Medical product line continued to increase. These sales were $1,297,454 which represented 23% of total sales. This compares favorably to the first nine months of 1996 where total international sales were $1,031,623 representing 20% of total AN-CON GENETICS, INC.
PART I.  FINANCIAL INFORMATION (Continued)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (continued)

sales. The increase from the first nine months of 1997 to the first nine months of 1996 represents a 26% increase in sales volume. To minimize credit risk, new international distributors in most instances pay cash in advance or by irrevocable letter of credit.

        New product development and improvements to the Company's facility required by regulatory agencies in 1996 and projected into 1997 will amount to $550,000. These expenditures will be and have been funded primarily through internal cash flow and bank financing. In order to provide additional working capital, the Company has secured a fourteen month $400,000 credit facility with a local commercial bank in the first quarter of 1997 and a $150,000 three year note to purchase fixed assets with interest at 1% over prime. The amount outstanding on the bank loans was $424,998 as of September 30, 1997.


Financial Condition

        As of September 30, 1997, the amount of cash was $124,456 as compared to $120,904 at December 31, 1996. Cash provided by (applied to) operating activities was $176,515 in the first nine months of 1997 as compared to $327,400 in the first nine months of 1996. Net working capital of the company on September 30, 1997 was $715,029 as compared to ($859,100) in 1996.

        Investing activities utilized $206,031 in cash during the first nine months of 1997, compared to $505,400 in the first nine months of 1996. In 1997, the Company continued its policy of investing in property, plant and equipment needed for future business requirements, including manufacturing capacity.

        The Company's ten largest customers accounted for approximately 51% of net revenues for the first nine months of 1997. At September 30, 1997, the same ten customers accounted for approximately 53% of outstanding accounts receivable.

        Cash flow provided $386,098 and $66,500 from financing activities in the first nine months of 1997 and 1996, respectively. The most significant items of financing activity in the first nine months ended September 30, 1997 were the reduction of notes payable and bonds payable by $141,018 and the use of bank term loan of $150,000 and a line of credit of $425,000. The repayments of the term and the line of credit loans were $25,002 and $85,000, over the first three quarters of 1997.








AN-CON GENETICS, INC.
PART I.  FINANCIAL INFORMATION (Continued)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (continued)

Financial Condition(Continued)

        The Company believes that it has the financial resources needed to meet business requirements in the foreseeable future, including capital expenditures for the expansion of its manufacturing site, working capital requirements, and product development programs.

Outlook

Electrosurgery

Electrosurgery will be the area of growth for the Company in the next few years.

The Company, over the past two years has chosen to expand its line of electrosurgical products and believes this will be the area of growth for the Company over the next few years. Electrosurgical products sold by the Company are the standard stainless steel electrodes, the patented Multi-Function Cautery, the patent pending Resistick line of reduced stick electrodes and the Aaron 800 high frequency desiccator. The Company plans to continue expanding its electrosurgical product line in 1997 and 1998 and believes this area will allow the most significant growth.

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

Outlook (Continued)

Electrosurgery (Continued)

        The Company presently has a significant portion of the U.S. disposable cautery market and does not expect a dramatic growth in sales of cautery-related products domestically unless an OEM arrangement can be obtained with a co-leader in this market.


Other Medical Projects

        The Company has been approved by at least two major medical device companies to manufacture certain medical products under a private label agreement. There can be no guarantee that these negotiations will result in actual purchase orders or that they would have a material impact.


Non-Medical Products

        The Company during the first half 1997 sold $547,000 of its non medical products to one customer. The Company is expanding this market with its flexible lighting products for use primarily in the automotive and locksmith industries. Approximately $350,000 of sales of non medical products was from the addition of a higher quality flexible light unit. The higher quality version of the Bend-A-Light will be sold in the same markets as the Company presently sells its less expensive unit.


Liquidity and Future Plans

        Since the acquisition of Aaron Medical Industries, Inc. the Company has partially changed its direction from acquiring ownership interest in companies to acquiring new product technology and expanding manufacturing capabilities through Aaron. The Aaron 800 is an example of this new direction.
Other products and technologies are being evaluated for future
development. Continued      strong international sales growth is
expected by management. The Company has obtained a line of credit with a local commercial bank for $400,000 and a $150,000 loan for capital improvements. Interest on these loans is to be paid at 1% over prime. On September 30, 1997 the Company had $464,998 outstanding on its bank loans.





AN-CON GENETICS, INC.
PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        See Form 10-KSB for the year ended December 31, 1996.
Part I, Item 3.


ITEM 2.  CHANGES IN SECURITIES

There have been no changes in the instruments defining the rights or rights evidenced by any class of registered securities.

        There have been no dividends declared.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

In February of 1997, the 10 year notes came due and the Company offered each bond holder 2,200 shares of common stock for their $1,000 bond and accrued interest of $550. Nineteen bondholders accepted the offer and forty-three bondholders received cash for their bonds and accrued interest. The balance of the bondholders have not redeemed their bonds or accepted the share offers.


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


        An-Con Genetics, Inc.
       (Registrant)


Date:  _________________

        _________________________
President                                  Andrew Makrides,