Form 10KSB
period 1997-12-31
AN CON GENETICS INC
filed 1998-04-15
CIK 719135

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON , D.C.  20549
Form 10-KSB
(Mark One)
              [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

              For the fiscal year ended December 31,1997

              [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

Commission file number 0-12183

AN-CON GENETICS INC.
(Name of small business issuer in its charter)
Delaware                                  11-2644611
(State or other jurisdiction     (IRS Employer
of incorporation or organization)     Identification No.)

734 Walt Whitman Road, Melville, NY 11747
(Address of principal executive offices) (Zip Code)

Issuer's telephone number (516) 694-8470

Securities registered under Section 12(b) of the Exchange Act:

Title of each class  Name of each exchange on which registered
     N/A

Securities registered under Section 12(g) of the Exchange Act:
Common                           (Title of class)

Check whether the issuer (I) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[]

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB any amendment to this Form 10-KSB. [ X ]

Issuer's revenues for its most recent fiscal year were $7,371,281

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of April 3,1998 was $17,396,732.

(INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)
N/A




(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 13,279,948.

DOCUMENTS INCORPORATED BY REFERENCE

There are no documents incorporated by reference.
























































An-Con Genetics, Inc.
1997 Form 10-KSB Annual Report


Table of Contents



Part I

Item         1.   Description of Business

Item         2.   Properties

Item         3.   Legal Proceedings

Item         4.   Submission of Matters to a Vote of
                  Security Holders


Part II
Item         5.   Markets and Market Prices

Item         6.   Managements Discussion and Analysis

Item         7.   Financial Statements   (See Financial Section)

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons

Item         10.  Remuneration

Item 11. Security Ownership of Certain Beneficial Owners and Management of An-Con

Item         12.  Certain Relationships and Related Transactions

Item         13.  Exhibits and Reports on Form 8-k

AN-CON GENETICS, INC.

Item 1.   Description of Business.

Background

An-Con Genetics, Inc. ("the Company") was incorporated in 1982, under the laws of the State of Delaware and has its principal executive office at 734 Walt Whitman Road, Melville, New York 11747.

Currently, the Company is actively engaged in the business of manufacturing and marketing medical products and developing related technologies.

On January 11, 1995 the Company acquired a 100% ownership interest in Aaron Medical Industries, Inc. ("Aaron") a St. Petersburg, Florida based Company engaged in the manufacturing and distributing of medical products.

Aaron's largest current product line is battery operated cauteries, however, the Company has shifted its focus to the manufacture and marketing of electrosurgical generators and electrosurgical
disposables.   This new focus is evidence in the development of the
Aaron 800 and 1200 electrosurgical generators (see below).

Aaron also manufactures a variety of specialty lighting instruments for use in ophthalmology, general surgery, hip replacement surgery, and for the placement of endotracheal tubes. An industrial version of this light is distributed through a large automotive tool distributor, and various retail outlets and stores.

Aaron manufactures and sells its products under the Aaron label to distributors worldwide and has private label distributors. Additionally, Aaron has many Original Equipment Manufacturing (OEM) agreements with other medical device manufactures. These OEM arrangements combined with private label and the Aaron label allow the Company to gain greater market share for the distribution of its products.

Licensed Products
OmniFix II

The Company is the holder of a U.S. license to manufacture and market OmniFix II which is formulated to replace formaldehyde in hospital and clinical pathology laboratories.

The Company is not currently marketing OmniFix II and no significant sales have been generated by the Company's efforts. The Company is currently seeking a joint venture partner or sublicensee to market and sell this product.

New Company Products

Aaron 1200. Aaron has developed a 120 watt full featured electrosurgical generator for outpatient surgical procedures in a variety of fields including dermatology, gynecology, and plastic surgery.


Aaron 800

The Aaron 800 is a low powered office based generator designed primarily for dermatology. The unit is a 30 watt high frequency desiccator used mainly for removing small skin lesions and growths in the doctor's office. This unit was designed with sufficient base technology to move towards manufacturing more powerful office based generators without requiring the additional time consuming expense of total redesign. Sales in 1997 totaled in excess of $650,000.

Electrosurgical Products

The Company's subsidiary, Aaron, continues to expand its line of Electrosurgical products. Electrosurgical products are electrodes, electrosurgical pencils, and various ancillary disposable products. Electrosurgical products are used in surgery for the cutting and coagulation of tissues. Aaron's electrosurgical products are compatible with all major electrosurgical generator manufactures' products.

Battery Operated Cauteries

Aaron's largest current product line is battery operated cauteries. Cauteries were originally designed for precise hemostasis (to stop bleeding) in ophthalmology.
the current use of cauteries has been substantially expanded to include sculpting woven grafts in bypass surgery, vasectomies, evacuation of subungual hematoma (smashed fingernail) and for stopping bleeding in many types of surgery. Battery operated cauteries were originally designed, and are still primarily delivered, as a sterile one time use product in the USA. the company manufactures more types of cauteries than any other company in the world at its facility in St. Petersburg. The Company also manufactures a line of replaceable battery and tip cauteries, which are popular in overseas markets.

Battery operated Medical and Industrial Lights

Aaron, manufactures a variety of specialty lighting instruments for use in ophthalmology as well as patented flexible lighting instruments for general surgery, hip replacement surgery and for the placement of endotracheal tubes in emergency situations and prior to surgery. The lighting instruments have also been adapted for commercial and industrial use. The industrial lighting instruments are sold to automotive mechanics through Snap On Tools, Ma and Matco.

Nerve Locator Stimulator

Aaron manufactures three different nerve locator stimulators which are primarily used for identifying motor nerves in hand and facial reconstructive surgery. These nerve locator stimulators are self contained, battery operated units, which are used for one surgical procedure. The company has a patent on the Neuro Pulse II which has a pulsing variable design.

Multi-Function Cautery

The Multi-Function Cautery Pencil (MFC) was introduced at the American College of Surgeons meeting in the fourth quarter of 1995 to receive feedback from surgeons. The MFC is a patented device, developed by a group of California surgeons, and acquired by An-Con for Aaron. The device combines, in one instrument, the ability for the surgeon to cut and or coagulate, while simultaneously evacuating the smoke associated with electrosurgery and to remove fluids from the surgical site, all with one hand and without assistance. To date sales from this product are not significant.

Resistick

The Company has discontinued its Resistick line of reduced stick electrodes, which are a coated blade, ball or needle, used in electrosurgery. The reason for this is the Company has settled a law suit with a competitor wherein the Company agreed not to compete in the coated blade market until August of 1998.

The reduced stick electrode market is dominated by MegaDyne Medical Products, Inc. which is believed by management to virtually control the entire existing market.

MegaDyne has recently settled an action against Aaron for patent infringement. See subsequent events section in the notes to the Financial Statement.

Aaron 800

The Aaron 800 is a low powered office based generator designed primarily for dermatology. The unit is a 30 watt high frequency desiccator used mainly for removing small skin lesions and growths in the doctor's office. This unit was designed with sufficient base technology to move towards manufacturing more powerful office based generators without requiring the additional time consuming expense of total redesign. Sales in 1997 totaled in excess of $650,000.


Nerve Locator Stimulators

The Company manufactures three different nerve locator stimulators which are primarily used for identifying motor nerves in hand and facial reconstructive surgery. These nerve locator stimulators are self contained, battery operated units, which are used for one surgical procedure. The Company has a patent on the Neuro Pulse III which has a pulsing variable design.

Resistick

The Company has discontinued its Resistick line of reduced stick electrodes, which are a coated blade, ball or needle, used in electrosugery. The reason for this the Company has settled a law suit with a competitor wherein the Company agreed not to compete in the coated blade market until August of 1998.

The reduced stick electrode market is dominated by MegaDyne Medical Products, Inc. which is believed by management to virtually control the entire existing market.

MegaDyne has recently settled an action against Aaron for patent infringement. See subsequent events section in the notes to the Financial Statement.

Manufacturing, Marketing and Distribution

The Company manufactures the majority of its products on its premises in St. Petersburg, Florida. Labor intensive products are out-sourced to the Company's specification offshore. The Company markets its products through national trade journal advertising, direct mail, distributor sales representatives and trade shows. Aaron markets its products through general and specialty distributors across the country under both the Aaron name and private label. Some of Aaron's major distributors are Allegiance, Bergen Brunswig Medical, Burrows, McKesson General Medical, Owens & Minor, and Physician Sales & Service. Aaron has preferred vendor status with McKesson General Medical, Owens & Minor, and Physician Sales & Services.

Competition

The medical device industry is highly competitive. The Company's competitors in this field are well established, do a substantial amount of business, and have greater financial resources and facilities than the Company.

Aaron's main competitors are Conmed in the electrosurgery market and Xomed in the battery operated cautery market. Management believes, based upon recent developments that the Company has the ability to aggressively compete in these markets.

Regulation

Since many of the products manufactured by the Company are medical devices, it is necessary for the Company to obtain Federal Food and Drug Administration ("FDA") on approval prior to their marketing. Applying for approval can sometimes delay entry of certain products into the market place to the detriment of the Company.

Many medical products are subject to guidelines, regulations and testing requirements by federal and state authorities including the Food and Drug Administration ("the FDA"), the Department of Agriculture and the National Institute of Health. In the United States, the FDA imposes standards which may affect the clinical testing, manufacture and marketing of certain products. Compliance with the standards and requirements involving product safety, efficacy and labeling may prove to be very expensive and time consuming. No assurance can be given that the regulatory authorities will render the requisite approval of the marketing of some of the products that the Company plans to market. Other countries usually impose regulatory requirements concerning the development, testing, marketing and manufacture of certain products which influence the overseas sales potential of these products.

In June, 1995 pursuant to an inspection of the facilities of the Company's subsidiary Aaron, the FDA issued a warning letter advising of federal good manufacturing practices ("GMP") deficiencies. On July 12, 1995, the FDA indicated that while the Company's response appeared adequate, further verification was needed before the FDA would be in a position to support the approval of any pending pre-market submissions, or related Export Certificates for the Company's products. After follow-up correspondence, on December 15, 1995, the FDA acknowledged that the Company's corrective action plan dated November 27, 1995, appeared adequate. However, the FDA determined that it was necessary to set another evaluation date for May, 1996 to ascertain whether the Company was meeting GMP guidelines. This date was extended to March 1997 when the FDA made its inspection.

The Company received clearance in 1997 to submit its new product FDA applications.

Patents and Trademarks

The Company owns a total of fourteen patents. No assurance can be given that competitors will not infringe the Company's patent rights or otherwise create similar competing products that are technically patentable in there own right.

Management believes that general and product liability exposures are adequately covered by insurance.

Research and Development

The approximate amount expended by the Company on research and Aaron products during the years 1997 and 1996 totaled $96,738 and $105,700, respectively. The Company has not incurred any direct costs relating to environmental regulations or requirements.

Employees

In January 1995 the Company acquired Aaron which then gave the Company approximately 60 employees. Presently the Company has a total approximately 80 employees. These consist of 5 executives, 6 administrative, 5 sales, and 64 technical or factory employees. The Company employs an unsalaried Vice-President for Far Eastern affairs.


SIGNIFICANT SUBSIDIARY - AARON MEDICAL INDUSTRIES, INC.

The shareholders of Aaron Medical Industries, Inc., a Florida Corporation, agreed to exchange all of the outstanding shares of Aaron for shares of An-Con and upon issuance, the shares deliverable to Aaron shareholders would constitute 49% of an agreed amount of outstanding shares of An-Con Genetics, Inc. The Acquisition was consummated as of January 11, 1995 and 99% of Aaron shareholders, in the quarter of 1996, rejected a cash offer for their Aaron shares and accepted the An-Con shares. The transaction with Aaron is accounted for as a purchase for financial accounting purposes and as of the date hereof, Aaron is a 100% wholly owned subsidiary of An-Con.

Background

Aaron Medical Industries, Inc., is a Florida Corporation with offices and manufacturing facilities in St. Petersburg, Florida. It is principally engaged in the business of manufacturing and marketing medical products.
Through its subsidiary Aaron, the Company manufactures and sells its products under its own label to distributors worldwide. Additionally, Aaron has contracts with hospital group purchasing organizations such as Amerinet, Medecon, Magnet, and Purchase Connection.





           RECENT ACQUISITIONS BY AARON




Item 2.   Properties.

The Company had moved its executive offices to the Aaron facility located at 7100 30th Avenue N., St. Petersburg, Florida 33710-2902, during the first quarter of 1995.
Also, the Company has executive office space at 734 Walt Whitman Road, Melville for $1,226.83 per month. The lease runs through 2000.

As part of the purchase of 7100 30th Avenue North, St. Petersburg, Florida (manufacturing facility) the seller acknowledged it had previously conducted assessments to document environmental conditions existing on the property, the results of which are set forth in a June 23, 1994 Contamination Assessment Report (CAR) and a January 27, 1995 Contamination Assessment Addendum (CARA). The Florida Department of Environmental Protection (FDEP)stated in a letter, March 31, 1995, that based on their review of the CARA, the CAR would not be approved and that additional work was needed to be performed.

In February of 1998, the environmental engineering firm Geo-Ambient conducted a second addendum to the CAR, (CAR Addendum II) to complete the additional work requested by the FDEP. Based on the results of CAR Addendum II, Geo-Ambient recommended to the FDEP that a "no further action" status be granted for the site. However, as of the date of filing the FDEP has not yet issued a Site Completion Rehabilitation order (SCRO).

Based on the "no further action" finding by Geo-Ambient and the anticipated issuance of an SCRO by the FDP management of An-Con has estimated the present value of the cost of environmental work to be zero.


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

Mr. Speiser has indicated that he does not intend to enforce this judgment. On March 29, 1993 and in subsequent letters of instruction to the Sheriff of Suffolk County, Mr. Speiser requested that the execution of the above-mentioned judgments be held in abeyance for a 60 day period, until August 30, 1993. On February 28, 1994, the executive order expired. As of December 31, 1997, the Company had repaid $235,100 of the principal amount upon which the aforesaid judgments were based.

See "Certain Relationships and Related Transactions". The Company is presently trying to settle Mr. Speiser's claim.

In February 1998 the Company settled its patent infringement lawsuit with MegaDyne for $150,000 and a pledge not to sell coated blades in the electrosurgical market for six months.

Item 4.   Submission of Matters to a Vote of Security Holders

No Meeting of the Shareholders was held during 1997.

PART II

Item 5.

Markets and Market Prices

An-Con's common stock is traded in the over-the-counter market on the National Associations of Securities Dealers, Inc. Bulletin Board ("NASD Bulletin Board"). The table shows the reported high and low bid prices for the common stock during each quarter of the last eight quarters as reported by the NASD Bulletin Board (symbol "AGNT"). These Prices do not represent actual transactions and do not include retail markups, mark-downs or commissions.

                             High      Low

      1997

      1st Quarter            1 5/16    1

      2nd Quarter            1 1/8     11/16

      3rd Quarter            2 1/32    9/16

      4th Quarter            13/16     9/16


      1996

      1st Quarter            1 3/16    1 1/8

      2nd Quarter            1 7/16    1

      3rd Quarter            1 1/4     1 1/16

      4th Quarter            1 15/16   1 1/16



On March 31, 1998, the Closing bid for An-Con's Common Stock as reported by the NASD Bulletin Board was $1.31 per share. As of March 31, 1998, the total number of shareholders of An-Con's Common Stock was approximately 1,000 exclusive of shareholders whose shares are held in the name of their broker or stock depositories or the escrow agent holding shares for the benefit of An-Con shareholders which are estimated to be 1,000 additional shareholders.


Item 6.   Management's Discussion and Analysis.

Results of Operations

An-Con's net revenues for 1997 were approximately $7.3 million as compared to $7.5 million for 1996, respectively. Sales of Aaron Medical accounted for substantially all of 1997 sales. The decrease in sales of $114,619 (1.5%) was the net result of $194,770 (3%) increase in revenues from sale of medical products and $309,389 (24%) decrease in sales of non-medical products. The sales for medical products represented approximately 87% of total sales in 1997 as compared to 83% in 1996. Percentage of gross profit from sales decreased from 45% in 1996 to 44% in 1997 principally due to slightly higher cost of materials.

Because of constant sales volume, cost of goods sold did not materially change from 1996 to 1997. During 1997 and 1996, Aaron's family of cauteries accounted for 43% and 39% of sales, and 39% and 33% of cost of goods sold, respectively.

Research and development expenses decreased by 8.5% from $105,700 to $96,738 from 1996 to 1997, respectively. The Company continued to invest in the development of ECU devices, and other Aaron products which is evidenced by acquisition costs in 1997 of $11,925.

The increase in net interest of 16% amounting to $11,896 was mainly attributable to the Company's decision to utilize a bank line of credit and a term loan to finance its working capital needs.

The Company's effective income tax rate would have been 30% except that An-Con has loss carryforwards. For 1997 the Company recognized $29,757 in tax benefit for the current year.

General and administrative expenses of the Company decreased by $120,336 (9.6%) from $1.3 million in 1996 to $1.2 million in 1997.

Salaries increased by 9.6% from $1.1 million in 1996 to $1.2 million in 1997. The increase in salaries were in part because of hiring additional engineering and quality control personnel.

Operating expenses as a percentage of sales were 38% in 1996 as compared to 39% in 1997. Operating expenses remained approximately the same for 1996 and 1997.

Income from operations decreased to $399,579 in 1997, from $480,400 in 1996. Income from operations decreased by 29% or from a gain of 6% of sales to a gain of 5% of sales.

Net income of the Company in 1997 was $99,191, as compared to $407,249 in 1997. Income decreased by $308,058 from 1996 to 1997. The primary reason for reduction of the net income was $261,585 loss due to settlement a patent infringement law suit.

Cost of professional services increased by 15% from $259,400 in 1996 to $298,156 in 1997. Additional professional fees were related to the consulting and legal costs of acquiring new technologies and products.

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

During 1997, international sales of the Aaron Medical product line continued to increase. These sales were $1.78 million which represented 24% of total sales. This compares favorably to 1996 where total international sales were $1.51 million representing 20% of total sales. The increase from 1996 to 1997 represents a 19%($281,867) increase in international sales volume.

Though consolidation in U.S. distribution continued in 1997, Aaron retained all distributor relationships and acquired preferred vendor status with industry leaders such as McKesson General Medical, Owens & Minor, and Physician Sales & Service. Aaron entered into a vendor focus agreement with Owens & Minor and an exclusive U.S. sales agreement with physician Sales & Service for the Aaron 800.
Additional sales were generated by electrosurgical OEM agreements.

New product development and improvements to the Company's facility required by regulatory agencies in 1997 amounted to $86,909. These expenditures were funded primarily through internal cash flow and bank financing. In order to provide additional working capital, the Company has secured a fourteen month $400,000 credit facility with a local commercial bank in the first quarter of 1997 and a $150,000 three year note to purchase fixed assets with interest at 1% over prime.

Financial Condition

With the acquisition of Aaron, the Company's financial condition has improved. As of December 31, 1997, cash totaled $48,246 down from $120,900 at December 31, 1996. Cash used by operating activities was $98,793 in 1997 compared to $425,300 cash generated from operating activities in 1996. Net working capital of the company on December 31, 1997 was $557,237 as compared to $666,600 in 1996.

The amount of cash used in investing activities was $257,733 in 1997, compared to $456,200 in 1996. The Company continued to invest in property, plant and equipment needed for future business requirements, including manufacturing capacity.

The Company's ten largest customers accounted for approximately 51% of net revenues for 1997. At December 31, 1997, the same ten customers accounted for approximately 47% of outstanding accounts receivables.

The net cash inflow from financing was $283,868 in 1997 as compared to $14,000 in 1996. The most significant items of financing activity in 1996 were the reduction of notes payable of $125,900 and the $79,700 in professional fees associated with the Aaron purchase.
Sources of funds were the receipt of subscriptions receivable of $10,600 and issuance of 427,778 common shares for $181,000.

In 1997, the major sources of financing were $485,000 gross borrowing from the bank line of credit and $150,000 term loan from the bank. The cash used in financing activities were principally to repay the line of credit and long term debt, $225,000 and $215,826, respectively.
The Company believes that it has the financial resources needed to meet business requirements in the foreseeable future, including capital expenditures for the expansion of its manufacturing site, working capital requirements, and product development programs.

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

The Company, has focused on expanding its line of electrosurgical products. Electrosurgical products sold by the Company are the standard stainless steel electrodes, the patented Multi-Function Cautery, and the Aaron 800 high frequency desiccator and the Aaron 1200 to be introduced in the second quarter of 1998.

From 1996 to 1997, the Company's electrosurgical sales increased by more than 3% from $1,331,523 to $1,377,029.
This increase was attributable to a 50% increase in Restick sales and a 22% decrease in sales of generators. In 1998 Restick sales ceased due to the settlement of the Company lawsuit with MegaDyne. Except for the possible introduction of new electrosurgical products the company does not expect electrosurgical sales to increase in 1998. Aaron through its private label capability sees unique opportunities in the domestic market as its competitors do not private label. The electrosurgical product line is a larger market than the Company has normally sold into and is dominated by two main competitors, ValleyLab and Conmed, based in Utica, New York. In the area of reduced stick electrodes, the main competitor is MegaDyne. The combined markets for the Company's electrosurgical products exceeds $100 million annually. Electrosurgical product sales moved from fifth place to second in total Company sales by product line in 1997.



Non-Medical Products

The Company for 1997 sold $.962 million of its flexible lighting products used primarily in the automotive and locksmith industries. Approximately $.627 million was sold to one customer.
The Company is expanding this line market with the addition of a higher quality flexible light unit. The higher quality version of the Bend-A-Lite will be sold into the same markets as the Company presently sells its less expensive unit.

The Company no longer intends to manufacture a fiber optic flexible scope to compete in the automotive, aircraft and quality maintenance markets. The Company sold its rights in this product to a customer.


Liquidity and Future Plans

Since the acquisition of Aaron Medical Industries, Inc. the Company has partially changed its direction from acquiring ownership interest in companies to acquiring new product technology and expanding manufacturing capabilities through Aaron. The Aaron 800 and 1200 are prime examples of this new direction. Other products and technologies are being evaluated for future development.
In order to continue its strong international sales growth and maintain its ability to sell in Europe, management is implementing an ISO9000/EN46001 quality system and expects to be certified and have its C mark by the second quarter of 1998. The Company has obtained a line of credit with a local commercial bank for $400,000 and a $150,000 loan for capital improvements. Interest on these loans is to be paid at 1% over prime.

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

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons


Name            Age        Position
Director since

J. Robert Saron*    45           Chairman of the Board
                    Chief Executive
                    Officer, Director     August, 1994

Andrew Makrides 56  President, Director
December, 1982

Joseph F. Valenti   81           Director
October, 1995

George W. Kromer    56           Director
October, 1995

Delton Cunningham   33           Secretary, Treasurer
                    Vice President/CFO

Tsang Yang Tseng    51           Vice-President
                    Far East Affairs

Moshe Citronowitcz  45           Vice President
                    Operations

Robert Speiser, the former Chairman of the Board, resigned as an officer and director on March 20, 1995. See "Certain Relationships and Related Transactions".
*Replaced Robert Speiser as Chairman and CEO on March 20, 1995.

J. Robert Saron, age 45, President and Chairman of the Board holds a Bachelors degree in Social and Behavioral Science from the University of South Florida. From 1971 through 1979 Mr. Saron served in various capacities with Saron Pharmaceutical Corporation and Home Breathing Care, Inc. In 1979 Saron Pharmaceutical Corporation and Home Breathing Care, Inc. were acquired by Key Energy Enterprises, Inc. and were renamed Key Medical, Inc. Mr. Saron was named Vice President of Key Medical, Inc. and served on the Board of Directors of Key Energy Enterprises, Inc. In 1983 Mr. Saron became President of


Key Medical, Inc. In January 1984 Mr. Saron joined Suncoast Medical Manufacturing, Inc. In 1985 Suncoast acquired Key Technologies, Inc. and Mr. Saron became Vice President of the Corporation. From 1988 to present Mr. Saron has served as President and director of Aaron Medical Industries, Inc. (formerly Suncoast Medical Manufacturing, Inc.). In March, 1995 Mr. Saron was elected Chairman and Chief Executive Officer of An-Con Genetics, Inc.

Andrew Makrides, Esq. age 56, President, member of the Board of Directors, and former Chairman, received a Bachelor of Arts degree in Psychology from Hofstra University and a JD Degree from Brooklyn Law School. He is a member of the New York Bar and has practiced law from 1968 until joining An-Con Genetics, Inc. as Executive Vice President and director, in 1982. Mr. Makrides became President of the Company in 1985 and served as such to date.

Delton N. Cunningham, age 33, Vice President and Chief Financial Officer holds a Bachelor of Science in Accounting from the University of Florida. He is a Certified Public Accountant and is a member of the American Institute of Certified Public Accountants and the Florida Institute of Certified Public Accountants. Mr. Cunningham began his career with the Miami office of Arthur Andersen & Company. In June of 1991 Mr. Cunningham joined Aaron Medical Industries, Inc., as the Company's Chief Financial Officer. In June of 1992 Mr. Cunningham became Vice President of Aaron Medical Industries, Inc. and in April of 1993 he was elected Corporate Secretary of Aaron by the Board of Directors.

Tsang Yang Tseng, age 51, is a medical doctor and the owner of several medical clinics in Taiwan and has other business operations in Far East Asia. Currently he also serves as the Vice President in charge of Far Eastern affairs for the Company.

Joseph F. Valenti, age 81 filled a vacancy on the Board of Directors and became a member of the Board of Directors on October 1, 1995. He is the former Vice-President of the International Division of Aaron Medical Industries, Inc. and retired as of January 1, 1995 from that position. He continues to be the principal shareholder and chief executive officer of Valpex International Corporation, a company which is wholly owned by him, engaged in the import of products. This import company is a major supplier of the Company's light bulbs which are used in the Company's various manufactured products. The prices paid by the company for the products are competitive with those from other sources. He received a Bachelor of Arts Degree in Languages from the College of the City of New York in 1939. He has been associated with Aaron Medical Industries, Inc. and its predecessor companies since 1980 and was charged with developing the international sales department and increasing exports sales on behalf of Aaron.

George W. Kromer, Jr., age 56 filled a vacancy on the Board of Directors and became a director on October 1, 1995. Mr. Kromer is a Senior Financial Correspondent for "Today's Investor" and is utilized as a consultant by a number of companies whose shares are listed on the American Stock Exchange and Over-the-Counter Exchange. An-Con has also retained Mr. Kromer on a month-to-month basis as a consultant in addition to his capacity as a director. He has been writing for financial publications since 1980. He received a Master's Degree in 1976 from Long Island University in Health Administration. He was engaged as a Senior Hospital Care Investigator for the City of New York Health & Hospital Corporation from 1966 to 1986. He also holds a Bachelor of Science Degree from Long Island University's Brooklyn Campus and an Associate in Applied Science Degree from New York City Community College, Brooklyn, New York.

Moshe Citronowicz (45), is a graduate of the University of Be'er Sheva, Be'er Sheva, Israel, with a Bachelor of Science degree in electrical engineering. He has also received certificates from Worcester Polytech, Lowell University and the American Management Association for completion of seminars in MRP, master scheduling, purchasing SPC, JIT, accounting and plant management. Since coming to the United States in 1978, Mr. Citronowicz has worked in a variety of
manufacturing and high tech industries.   In October 1993, Mr.
Citronowicz joined the Company as Vice President of Operations. He is responsible for all areas of manufacturing, purchasing, product re-design, as well as new product design.


REMUNERATION
Item 10.
The following table sets forth the compensation paid to the executive officers of the registrant for the three years ended December 31, 1997:


 Summary Compensation Table
    Annual Compensation



Name and                                                  Other(a)
Principal                             Annual
Position         Year   Salary Bonus(a)                   Compensation

J.Robert Saron
CEO/Chairman   1997 $164,864.19$ 2,460.19        $9,352.16
               1996  143,000    42,600   8,100
               1995  116,000    39,600  23,700


Andrew Makrides
President      1997  103,331.79  1,784.109,598.16
               1996   90,000     8,400   9,700
               1995   77,000    11,800   8,000

Moshe
Citronowicz
Vice President
Operations     1997  107,044.49  1,921   9,352.16
               1996  104,600    11,200   8,100
               1995   97,000    11,800   8,000


Delton Cunningham
Secretary, Treasurer,
Vice President/CFO      1997    90,325.181,516    9,262.16
               1996   86,000     8,400   7,400
               1995   82,900     8,800   8,000


(continued on next page)
(a) In 1997, the officers waived their right to 1996 bonuses and the bonuses were cancelled.












REMUNERATION (continued)

                                                Summary Compensation Table

                                  Long Term Compensation

                          Awards               Payouts



                            Securities
                  Restrictedunderlying
                     Stock   Options/  LIP
              Year  Awards    SARs(#)              Payouts
Compensation

Name and
Principal Position

J.Robert Saron
CEO           1997    --    61,875       --
              1996    --    90,000       --
              1995    --        --       --


Andrew Makrides
President     1997    --    48,125       --
              1996    --    70,000       --
              1995    --        --       --


Moshe Citronowicz
Vice President1997    --    17,188       --
Operations    1996    --   125,000       --
              1995    --        --       --


Deuton Cunningham
Secretary,
Treasurer, Vice
President/CFO 1997    --    37,813       --
              1996    --    55,000       --
              1995    --        --       --



































Option/SAR Grants Table

                               Value of
                              securities
                              underlying
                Number of     unexercised
                 shares         options
                Acquired       sar/s at
                   on     ValueFY-END(#)
           Year ExerciseRealizedExercisable



    Year Exercise  Realized  Exercisable    Exercisable

Name and
Principal
Position
J. Robert
Saron    1997    --     --   61,875
CEO      1996    --     --   90,000
12/31/96 1995    --     --       --

Andrew
Makrides
President1997    --     --   48,125
         1996    --     --   70,000
         1995    --     --       --

Moshe
Citronowicz    1997     --       --  17,188
Vice     1996    --     --  125,000
President1995    --     --       --
Operations
12/31/96

Delton   1997    --     --   37,813
Cunningham     1996     --       --  55,000
President/     1995     --       --      --
Secretary,
Treasurer,
 Vice,CFO

There were no In-the money options. SAR/s at the end of 1995, 1996, or 1997.

Directors are not compensated in their capacities as Board members. The Company's Board of Directors presently consists of J.Robert Saron, the CEO, Andrew Makrides, President, Joseph F. Valenti and George W. Kromer, Jr. Mr. Saron is also CEO of Aaron. Mr. Kromer has been retained on a month-to-month basis pursuant to verbal agreement as a financial and public relations consultant by An-Con for the past year at an average monthly fee of $1,000.

In 1996 and 1997 George Kromer and Joseph Valenti were awarded 205,000 and 220,000 options each for five to ten years to purchase An-Con stock from .75% to $1.125 per share.

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

In May of 1997 the officers as a group waved their right to the bonuses and set forth in their contracts. The board of directors will determine future bonuses.


Item 11. Security Ownership of Certain Beneficial Owners and Management of An-Con.

The following table sets forth certain information as of December 31, 1997, with respect to the beneficial ownership of the Company's common stock by all persons known by the Company to be the beneficial owners of more than 5% of its outstanding shares, by directors who own common stock and by all officers and directors as a group.

                            Number of               Nature
Percentage of
Name and           Title    Shares       of
outstanding
Address          of Class    owned  ownership(i)
shares(i)

Tsang Yang Tseng   Common Stock   666,666 Beneficial    7.62%
190-1 Ming-Chun Road
Chi-Yi, Taiwan

Robert Speiser     Common Stock   753,333 Beneficial    8.61%
(ii)
1340 Boca Ciega
Isle Drive
St. Petersburg,
Florida 33706

J. Robert Saron    Common Stock   522,976 Beneficial    5.98%
 (iii)(V)
Ashley Drive
Seminole, FL 34642

All Officers(i)    Common Stock   2,195,163   Beneficial
25.10%
and Directors as a
Group (7 persons)

(i) Based on 8,279,948 shares outstanding and 465,000 options to acquire shares by officers and directors as of December 31, 1997.


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

(iv) Mr. Makrides has the option to acquire 70,000 shares in addition to his shares of 350,667.

(v) During 1996, one transaction took place that materially changed shareholders' control of the Company:

Aaron shareholders received their shares on November 25, 1996 from the escrow agent, which gave them 37.7% of the outstanding shares of the Company at that time.

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

Valpex International Corporation ("Valpex"), a Company owned and operated by Mr. Joseph Valenti, was a supplier of vacuum and Krypton bulbs and vinyl pouches to Aaron for several years. In 1996, Mr. Valenti joined An-Con as a director. On May 10, 1996, Valpex and Aaron entered a three year agreement that allows Aaron to purchase products directly from the Valpex's manufacturers and suppliers. In exchange, Aaron agreed to pay a commission to Valpex on purchases from the agreed upon list of Valpex's suppliers. In 1997 and 1996, respectively until the date of agreement, the equivalent sales of Valpex to Aaron were $117,700 and $126,000, respectively.

The commissions earned by Valpex were $14,300 in 1996, and $38,877 in 1997.

In November, 1995 and February, 1996, pursuant to a private placement memorandum, the Company sold 200,000 shares of common stock and 200,000 warrants for $200,000. The warrants are exercisable within 30 months of the date of issuance, and give the warrant holder the right to purchase An-Con's shares at a price of $3 per share.

In August and November 1996, the Company sold 307,778 shares to three investors for $61,000 in cash and a $64,000 note receivable, bearing interest at 6% per annum, with a maturity date of August 1997. In 1997 the note was paid and retired.


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


                            By: S/J.Robert Sa    ron
                            Robert Saron
                            Chairman of the Board
                            Chief Executive Officer


POWER OF ATTORNEY

Each person whose signature appears below hereby appoints Robert Saron, Andrew Makrides, Joseph Valenti, George W. Kromer and Deuton Cunningham and any one of them, as his true and lawful attorneys-in-fact and agents with full power of substitution, for him and his name, in any and all capacities, to sign any or all amendments to this report, and to file the same with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

   Signatures           Title and Date

    S/J. Robert Saron                Chairman of the Board,
J. Robert Saron                           Chief Executive Officer,
                                  Director
                                  April 14, 1998


    S/Andrew Makrides             President, Director
    Andrew Makrides                                   April 14, 1998


    S/Joseph F. Valenti              Director
    Joseph F. Valenti                                 April 14, 1998


    S/George W. Kromer               Director
    George W. Kromer                                  April 14, 1998


    S/Delton N. Cunningham           Secretary, Treasurer
    Delton N. Cunningham                                      Chief Financial
                            Officer
                                                           April 14, 1998








PART II

ITEM 7.  FINANCIAL STATEMENT




AN-CON GENETICS, INC.
INDEX TO FINANCIAL STATEMENTS



Contents

Independent Auditors' Report

Consolidated Balance Sheet at December 31, 1997

Consolidated Statements of Operations for the years ended December 31, 1997 and 1996

Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997 and 1996

Consolidated Statements of Cash Flows for the years ended December 31, 1997 and 1996

Notes to Consolidated Financial Statements

AN-CON GENETICS, INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 1997





ASSETS

Current assets:

Cash                                       $  48,246
Trade accounts receivable, net      791,825
Inventories                         953,125
Prepaid expenses                     67,930
Deferred tax asset                  175,010
Other Assets                         57,263

          Total current assets    2,093,399

Property and equipment, net       1,439,500

Other assets:

Goodwill, net                        40,000
Patent rights, net                  257,552
Deposits                              7,150

                                    304,702

    Total Assets                 $3,837,601

The accompanying notes are an integral part of the financial statements.





























AN-CON GENETICS, INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 1997
(Continued)


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Current liabilities:

Accounts payable                  $   399,090
Accrued expenses                      235,790
Notes payable - current portion       804,762
Due to shareholders                    99,154

         Total current liabilities  1,538,796


Long-term debt, net                    74,107


Stockholders' equity

Common stock par value $.015;
 15,000,000 shares authorized,
 issued and outstanding 8,279,948
 shares, on December 31, 1997         124,071
Additional paid in capital         12,960,362
Accumulated deficit               (10,859,735)

Total stockholders' equity          2,224,698

    Total liabilities and
      Stockholders' equity        $ 3,837,601


The accompanying notes are an integral part of the financial statements.



























AN-CON GENETICS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

               1997         1996

Sales       $ 7,371,281                                  $ 7,485,900
Costs and
expenses:

Cost of sales 4,138,774  4,134,43
Research and
development      96,738   105,681
Professional
services        298,156   259,406
Salaries and
related costs 1,280,370 1,168,019
Selling,
general and
administration1,217,664 1,338,000
Total expenses2,892,928 2,871,100

Income (Loss)
 from operations339,579   480,360

Other income
 and (expense):

Interest income   4,005        --
Interest expense        ( 87,696)                         (  75,820)
Miscellaneous    34,288                                       11,003
             (  49,403)                                       64,817
Income before
 extraordinary
 items          290,176                                      415,543

Extraordinary
 items:

Gain from
 forgiveness
 of debt         70,600        --
Settlement
 of lawsuit  ( 261,585)        --

  Extraordinary
   items     ( 190,985)        --

Income before
 income tax      99,191   415,600
Income taxes:
Current      (  29,757)( 158,300)
Deferred             --(   8,300)
Tax benefit      29,757   158,300

Net income
 (loss)      $   99,191                                  $   407,243













AN-CON GENETICS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
(CONTINUED)



Earnings per share

Income before
 extraordinary  item:
   Basic           $ .0352   $ .0531
   Diluted         $ .0342   $ .0521
Net income:
   Basic           $ .012    $ .0531
   Diluted         $ .012    $ .0521

Weighted average number
of shares
outstanding          8,186,256                             7,663,872


Weighted average number
of share assuming
conversion of
securities  8,443,9727,817,205


The accompanying notes are an integral part of the financial statements.

AN-CON GENETICS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997

                        Common
              Warrantsnumber of Common  Paid-in
             Outstandingshares  stock   Capital
Balance
January 1,
1996           80,000       4,305,340   $64,591$11,541,100

Private
placement
of Shares at
$1 per share
plus 1 warrant
per share     120,000 120,000   1,800   118,200

Shares issued
for cash at
$.45 per share      -  57,778     867    19,133

Shares issued for
cash and notes at
$.42 per share      - 200,000   3,000   81,000

Shares issued for
cash at $.42 per
share               -  50,000     750   20,250

Shares issued in
exchange for Aaron
shareholders at
$.39 per share    - 3,352,530 50,288  1,306,812

Stock issue costs -         -      - ( 174,800)

Shares issued for
services at $.40
per share         -    25,000    375      9,625



The accompanying notes are an integral part of the financial statements.
(continued on next page)

















AN-CON GENETICS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997
(Continued)


                        Common
              Warrantsnumber of  Common  Paid-in
             Outstandingshares    stock  Capital

Collection of
stock
subscriptions
receivable          -       -        -        -

Employee
warrants      921,000       -        -        -

Income for
year 1996           -       -        -        -

Balance as of
December 31,
1996        1,121,000        8,110,648 $121,671    $12,921,364

The accompanying notes are an integral part of the financial statements.
(continued on next page)


































AN-CON GENETICS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997
(Continued)


Subscriptions
                 Deficit  Receivable      Total

Balance
January 1,
1996        (11,366,169) $(10,600)     $228,966

Private placement
of Shares at $1
per share plus 1
warrant per share      -         -      120,000

Shares issued
for cash at
$.45 per share         -         -       20,000

Shares issued for
cash and notes at
$.42 per share         -  (64,000)       20,000

Shares issued for
cash at $.42 per
share                  -         -       21,000

Shares issued in
exchange for Aaron
shareholders at
$.39 per share         -         -    1,357,100

Stock issue costs      -         -    (174,800)

Shares issued for
services at $.40
per share              -         -       10,000



The accompanying notes are an integral part of the financial statements.
(continued on next page)


















AN-CON GENETICS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997
(Continued)


Subscriptions
                  Deficit Receivable   Total


Collection of
stock
subscriptions
receivable            -   10,600      10,600

Employee
warrants              -        -           -

Income for
year 1996       407,243        -     407,243

Balance as of
December 31,
1996      $(10,958,916)$(64,000)  $2,020,109

The accompanying notes are an integral part of the financial statements.
(continued on next page)

AN-CON GENETICS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997

                              Common
                Warrants    number of   Common
               Outstanding    shares     stock
Balance
January 1,
1997          1,121,000   8,110,648   $121,671

Shares
exchanged
for warrants   (200,000)    100,000      1,500

Shares
issued to
retire debts           -     51,800        637

Shares issued
for services           -     17,500        263

Warrants
issued           143,000          -          -

Collection of
subscriptions
receivable             -          -          -

Net income             -          -          -

Balance as of
December 31,
1997           1,064,000  8,279,948   $124,071


The accompanying notes are an integral part of the financial statements.
(continued on next page)

AN-CON GENETICS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997
(Continued)

             Paid in          Subscriptions
             Capital   Deficit Receivable  Total

Balance
January 1,
1997    12,921,364(10,958,926)$(6,400)          $2,020,109

Shares
exchanged
for warrants        (  1,500)        -        -          -

Shares
issued
to retire
debt        33,761          -        -  34,398


Shares issued
for services 6,737          -        -    7,000

Warrants issued  -          -        -

Collection of
 subscriptions
 receivable      -          -   64,000   64,000

Net income       -     99,191        -   99,191

Balance as of
December 31,
1997    12,960,362        (10,859,735)  $     - $2,224,698



The accompanying notes are an integral part of the financial statements.
(continued on next page)

AN-CON GENETICS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                  1997     1996

Cash flows from operating activities:

Net income (loss)               99,191$ 407,249

Adjustments to reconcile net
income (loss) to net cash provided
by operating activities:
Depreciation and amortization  311,138  260,600
Shares issued for services       7,000   10,000
Waiver of bonus payments by
 officers                     (70,600)        -
Deferred income taxes                -    8,300

Change in assets and liabilities:

(Increase)decrease in receivables        64,565            (204,100)
(Increase)decrease in prepaid
 expenses                    ( 11,876)  17,724
Increase in inventories      (109,925)        (247,769)
Increase in other receivables(  7,738)      --
Increase(decrease)in accounts
 payable                     (388,126) 112,400
Increase in accrued expense      7,578           60,900


Total adjustments            (197,984)  18,055

Net cash provided by (used in)
operations                  $( 98,793)        $ 425,304


The accompanying notes are an integral part of the financial statements.


























AN-CON GENETICS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                      1997        1996

Net cash provided by (used in)
 operating activities$(98,793) $ 425,304

Cash flows from investing
 activities:

Increase in fixed assets       (244,352)                   (300,200)
Increase in security deposits  (     10)                         600
Acquisition of patent rights   ( 13,371)                          --
Purchase of Technology                --                   (156,600)

Net cash used in investing
 activities          (257,733)( 456,200)

Cash flows from financing
 activities

Receipt of common stock
 subscription           64,000    10,600
Common shares issued        --   181,000
Loans from shareholders  2,736        --
Cost of issuing common stock -
 Purchase of Aaron          -- ( 79,700)
Increase in long term borrowing   69,534                          --
Payment of long term borrowing (220,466)                   (125,900)
Term loan              150,000        --
Repayment of term loan         ( 41,936)                          --
Borrowing - line of credit       485,000                          --
Repayment - line of credit     (225,000)                          --

Net cash used in financing
activities             283,868  (14,000)

Net increase (decrease)in
cash
Cash at beginning of year       (72,658)                    (44,896)
Cash at end of year    120,904   165,800

Cash at end of year   $ 48,246 $ 120,904

The accompanying notes are an integral part of these financial statements.



















AN-CON GENETICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE YEAR ENDED DECEMBER 31, 1997 AND 1996

Cash paid during the twelve months ended December 31:
                     1997              1996

    Interest      $ 71,651          $ 70,000
    Income Taxes       -0-                                          -0-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1997

1. In February of 1997, 10 year convertible subordinated debentures of the Company came due and the Company offered each bond holder 2,200 shares of common stock for each $1,000 bond and accrued interest of $550. Nineteen bondholders accepted the offer and forty-three bondholders received cash for their bonds and accrued interest. The total amounts of principal and accrued interest on the converted bonds were $19,000 and $10,826 respectively. The balance of the bondholders have not redeemed their bonds or accepted the share offer.

2. The Company issued 10,000 shares of common stock in exchange for $4,572 of accounts payable.

3. The Company issued 100,000 shares of common stock and cancelled 200,000 warrants that were issued in conjunction with a private placement of the Company's securities.

4. The Company exchanged its patent for Baroscope Technology and related equipment and inventories for notes receivable in the amount of $49,525. The costs of the patent (net of amortization) equipment, and inventories were $31,735, $7,000, and $10,790 respectively.

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

3.  In November, 1996, 99% of Aaron's shareholders accepted
3,352,530 shares of An-Con's common stock and rejected the cash recession offer of $1,357,100 made by






AN-CON GENETICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE YEAR ENDED DECEMBER 31, 1997 AND 1996
(CONTINUED)

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1996
(CONTINUED)

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










































AN-CON GENETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Consolidated Financial Statements

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


Inventories

Inventories are stated at the lower of cost or market. Cost is determined principally on the average actual cost method. Inventory at fiscal year-end was as follows:

                          1997

    Raw materials    $ 528,547
    Work in process    244,772
    Finished goods     179,806

    Total            $ 953,125












AN-CON GENETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets

Long-lived and assets consist of property plant and equipment, intangible assets.

Property, plant and equipment are recorded at cost less depreciation and amortization. Depreciation and amortization are accounted for on the straight line method based on estimated useful lives. The amortization of leasehold improvements is based on the shorter of the lease term or the life of the improvement. Betterments and large renewals which extend the life of the asset are capitalized whereas maintenance and repairs and small renewals are expenses as incurred. The estimated useful lives are: machinery and equipment, 7-15 years; buildings, 30 years; and leasehold improvements 10-20 years.

Intangible assets consist of patent rights and goodwill. Goodwill represents the excess of the cost of assets of the acquired companies over the values assigned to net tangible assets. These intangibles are being amortized by the straight-line method over a 5-year period.

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No.121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. In accordance with SFAS No.121, the Company reviews long-lived assets for impairment whenever events or changes in business circumstances occur that indicate that the carrying amount of the assets may not be recovered. The Company assesses the recoverability of long-lived assets held and to be used based on undiscounted cash flows and measures the impairment, if any, using discounted cash flows.
Adoption of SFAS No.121 did not have a material impact on the Company's consolidated financial position, operating results or cash flows.


Revenue Recognition and Product Warranty

Revenue from sales of products is generally recognized upon shipment to customers. The Company warrants its products for one year. The estimated future costs of warranties are not material.

Income is recognized in the financial statements (and the customer billed)when products are shipped from stock. Net sales are arrived at by deducting discounts and freight from gross sales.








AN-CON GENETICS, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Environmental Remediation

The Company accrues environmental remediation costs if it is probable that an asset has been impaired or a liability incurred at the financial statement date and the amount can be reasonably estimated. Environmental compliance costs are expenses as incurred. Certain environmental costs are capitalized based on estimates and depreciated over their useful lives.

Earnings Per Common and Common Equivalent Share

In February 1997, the Financial Accounting Standards Board issued SFAS
128. "Earnings Per Share." SFAS 128 establishes new standards for computing and presenting earnings per share ("EPS"). Specifically, SFAS 128 replaces the previously required presentation of primary EPS with a presentation of basis EPS, requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the financial statements issued for periods ending after December 15, 1997. In 1997, the Company adopted SFAS 128.

Research and Development Costs

Only the development costs that are purchased from another enterprise and have alternative future use are capitalized and are amortized over five years.

Income Taxes

The Company and its wholly-owned subsidiary file a consolidated federal income tax return.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.









AN-CON GENETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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


New Accounting Standards

In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. Specifically, SFAS 130 requires that all items that meet the definition of components of comprehensive income be reported in a financial statement for the period in which they are recognized. However, SFAS 130 does not specify when to recognize or how to measure the items that make up comprehensive income. SFAS 130 is effective for fiscal years beginning after December 15, 1997, and early application is permitted.

Management believes the application of SFAS 130 will not have a material effect on the Company's future financial statements.







AN-CON GENETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Standards(Continued)

In June 1997, the Financial Accounting Standards Board issued SFAS 131, "Financial Reporting for Segments of Business Enterprise." SFAS 131 supersedes the "industry segment" concept of SFAS 14 with a "management approach" concept as the basis for identifying reportable segments. SFAS 131 is effective for fiscal years beginning after December 15, 1997 and early application is permitted. Management believes the application of SFAS 131 will not have a material effect on the Company's future financial statements.


NOTE 2.  DESCRIPTION OF BUSINESS

An-Con Genetics, Inc. ("the Company") was incorporated in 1982, under the laws of the State of Delaware and has its principal executive office at 1 Huntington Quadrangle, Melville, New York 11747.

Currently, the Company is actively engaged in the business of acquiring ownership interests in medical products and related technologies. Also, An-Con markets a product called OmniFix II, an alcohol based tissue fixative which is sold to hospital and clinical laboratories.


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

The $.22 cents per share valuation for the Aaron shares exchanged was determined by (a) a separate fair valuation of current assets, which included (i) discounted value of




AN-CON GENETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  DESCRIPTION OF BUSINESS(CONTINUED)

Aaron Medical Industries, Inc.(Continued)

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

ECU Technology

On December 15, 1995 the Company's subsidiary, Aaron, purchased design rights for the technology to manufacture a 30 watt electrosurgical coagulation device (ECU) for $185,000. The purchase price was paid with $100,000 in cash and $85,000 in notes. The notes were payable over eighteen months and bear 10% interest per annum. Monthly payment on the note was $5,105.85. The notes were paid and retired in 1997.

The ECU was being made by a third party manufacturer. The Company had a one year contract with the manufacturer to produce the unit at a fixed price with a provision for






AN-CON GENETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ECU Technology(Continued)

a second year extension at an agreed upon price. The Company has hired an electrical engineer to head up the project and has relocated the production to the St. Petersburg facility.

Aaron has also hired a former director of sales for a physicians office products Company. As part of his arrangement he has loaned the Company $30,000 to be paid back over 2 years at 10% interest. the note was retired in 1997.

The Company has developed a 120 watt electrosurgical coagulation device (ECU) to be marketed in 1998. Through December 31, 1997 the Company has spent $94,372 in its development.


NOTE 3.  TRADE ACCOUNTS RECEIVABLE

As of December 31, 1997 the trade accounts receivable were as follows:

Trade accounts receivable        $  805,755
Less: allow. for doubtful accounts     ( 13,930)

Trade accounts receivable, net  $  791,825


NOTE 4.  PROPERTY, PLANT AND EQUIPMENT

As of December 31, 1997 property, plant and equipment consisted of the following:

    Equipment                   $ 1,422,180

    Building                        637,485
    Furniture & Fixtures            229,189
    Leasehold Improvements          230,109
    Molds                            56,742
                                  2,575,705

    Less: Accumulated depreciation(1,136,205)

    Net property, plant, and equipment$ 1,439,500

Depreciation expenses for the years ended December 31, 1997 and 1996 were $216,000 and $166,400 respectively.

Plant, property and equipment includes the capitalized lease of the Company's telephone equipment. The lease agreement expired in May, 1997 and the assets were retired. The assets and liabilities under capital leases are recorded at the




AN-CON GENETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  PROPERTY, PLANT AND EQUIPMENT(CONTINUED)

lower of the present value of the minimum lease payments or the fair value of the assets.

The assets are amortized over their estimated productive lives.
Amortization of assets under capital leases is included in depreciation expense for 1997 and 1996. This amortization amounted to $0 and $3,200 for 1997 and 1996 respectively.


NOTE 5. RENTAL AGREEMENTS

On May 6, 1997 an agreement was entered into with the landlord of 734 Walt Whitman Rd., Melville, New York for a new lease on premises beginning May 6, 1997 and extending for three years to May 5, 2000. The annual rental is $14,722 payable $1,226.83 per month.

The following is a schedule of future minimum rental payments as of December 31, 1997:

                            Amount
        1998       $ 14,722
        1999         14,722
        2000          4,907

                     $   34,351

Total consolidated rent expense for the Company was $19,294 in 1997 and $24,000 in 1996.


NOTE 6.  ACCRUED BONUS

For the year 1996 accrued bonuses earned by the officers and employees of the Company amounted to $65,600. The bonus arrangement based on employment contracts calls for the payment to certain employees of 10% of the profits in excess of $200,000 and 1% of the profits over $300,000.
During 1997, the Board of Directors of the Company requested officers of the Company to wave their rights to contract bonuses. All officers agreed and waved their contract bonuses.


NOTE 7.  DUE TO SHAREHOLDERS

A former Chief Executive Officer (CEO) and past President made cash loans to the Company during the period October 12, 1990 to December 31, 1993 of $180,500. In addition to these loans, the past CEO advanced his own cash of $76,100 in the form of loans for







AN-CON GENETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.  DUE TO SHAREHOLDERS(CONTINUED)

product development, travel and other expenses. Interest on these loans were at 9% to 12% and has been accrued from inception. His loan balance at December 31, 1996 was $ -0- and accrued interest amounted to $73,800. Accrued interest has not been paid and the Company has been negotiating to settle this matter.

In response to the recession offer made by An-Con to Aaron's former shareholders, certain shareholders owning 46,800 shares have not contacted the Company. The recession price owed to these shareholders, including $6,566 of accrued interest is $25,353.

NOTE 8.  INTANGIBLE ASSETS

At December 31, 1997, the intangible assets consisted of
the following:
          Balance             Balance
         BeginningAdditions    Write at end of          Accumulated
         of periodat costoffs PeriodAmortization

Classification:
Patents,
trademarks,
patent rights
(ECU Aaron
1200)     $93,000$1,372   $ -- $94,372  $  --

Patent rights
(Multifunction
Cautery)   59,400    --     --  59,400 32,637

Patent rights
(cauteries)71,500    --     --  71,500 71,213

Patent rights
(ECU Aaron
 800)     210,90011,923     -- 222,823             80,507

Baroscope
Technology 37,700    -- 37,700       0      0

         $472,500       $13,295      (37,700)    $448,095$184,357


The cost of patents, trademarks, and copyrights acquired are being amortized on the straight-line method over their remaining lives, ranging from 2 to 5 years. Amortization expense charged to operations in 1997 and 1996 was $60,1570 and $67,700 respectively.









AN-CON GENETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.  INTANGIBLE ASSETS(CONTINUED)

                              Balance
                        Beginning of Period

Goodwill(Purchase Aaron)                 $152,500
Goodwill(Purchase Suncoast
Covenant not to compete)       15,500
(Purchase Suncoast)            20,000

                             $188,000

Goodwill represents the excess of the cost of Companies acquired over the fair value of their net assets at dates of acquisition and is being amortized on the straight-line method over 5 years. Amortization expense charged to operations for 1997 and 1996 were $22,700 and $37,600, respectively.


NOTE 9. LONG-TERM DEBT

The long term debt of the Company includes the mortgages, convertible debentures and notes payable of the Company.

        Bonds payable        $  20,000
        Mortgage payable       460,610
        Term loan              108,064
        Borrowing-line of credit260,000
        7% Note payable         23,966
        9% Note payable          6,229

                               878,869
        Less: Current portion  804,762

        Long-term debt       $  74,107

Convertible Debenture

As of April 21, 1987, the Company had sold 1,711 convertible debenture units. Each unit consisted of $1,000 subordinated debentures and 50 common stock warrants.

As of December 31, 1997, 1,691 units of debentures had been converted into common shares of An-Con Genetics, Inc. or have been redeemed. The remaining number of outstanding debentures was 20 units.

In February of 1997 the 10 year notes of $78,000 and accrued interest of $42,580 turned over to New York State came due and the Company offered each bond holder 2,200 shares of common stock for their $1,000 bond and accrued interest of $550. Nineteen bondholders accepted the






AN-CON GENETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. LONG-TERM DEBT (CONTINUED)

offer and forty-three bondholders received cash for their bonds and accrued interest. The balance of the bondholders have not redeemed their bonds or accepted the share offer.


Mortgage Payable

10% - Mortgage payable to former landlord for purchase of property at 7100 30th Avenue North, St. Petersburg, Florida secured on June 26, 1995 for $500,000 payable in monthly installments of $5,673.06 inclusive of interest until July 1,1998 when a balloon payment of $ 442,733 is due.


Notes Payable to a Commercial Bank

The notes payable is for a term loan of $150,000. The interest on the term loan is the bank's prime rate plus 1%. The loan is repaid in equal monthly payments plus accrued interest based on a three year amortization. The bank has a security interest in inventory, accounts receivable and equipment of the Company (the collaterals).


Line of Credit - Commercial Bank

The advances under line of credit is limited to the lesser of $400,000 or 65% of accounts receivable from non affiliated parties. The annual interest rate on the loan is the bank's prime rate plus one percent. The line expires March 31, 1998. The bank has a security interest in inventory, accounts receivable and equipment of the Company ( the collateral).


7% Note Payable

7% - Note payable in connection with the purchase of a probe scope technology payable $779.14 per month for 48 months self-liquidating beginning November 1996 with the last payment due October, 2000.


9% Note Payable

9% - Note payable to insurance premium
finance Company at $5,661.00 per month
for 2 months.









AN-CON GENETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. LONG-TERM DEBT (CONTINUED)

The following are maturities of long term debt for each of the next 5 years:

                  1998            $ 804,762
                  1999               59,235
                  2000               14,872

                                  $ 878,869

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


NOTE 11.  WARRANTS

As of December 31, 1997, outstanding the warrants were as follows:

     Number                  Exercise
   of Warrants                 Price

    677,000                 $ 0.750
    387,000                  $1.125

In 1997, the Company issued 100,000 shares of common stock in exchange for 200,000 warrants. Also, 143,000 warrants were issued to the Company's employees as a part of the employee benefit plan (Note 6).

The warrants became exercisable in 1996 and 1997 and expire at various dates through December, 2007. At December 31, 1997, 1,064,000 shares of stock were reserved for that purpose.

The Company used the Black-Scholes Model to determine the value of the warrants with the following weighted average assumptions, zero dividend yield; expected volatility of 26%; and risk free interest rate of 6%. (See Note 16 - Employee Benefit Plans)






AN-CON GENETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.  NET OPERATING LOSS CARRYFORWARDS

The tax effects of temporary differences that gave rise to the deferred tax assets are as follows:
                                   1996
Deferred tax assets - current:
Net operating loss carryforwards      $     175,000

Deferred tax assets - noncurrent:
Net operating loss carryforwards          2,406,115
Patent rights,
 primarily due to amortization ( 63,200)
Total gross deferred tax assets2,523,315
Less: Valuation allowance     (2,523,315)
Net deferred tax assets -
 noncurrent                $          --

The Company had NOLs of approximately $7,028,900 at December 31, 1997, primarily because of the past operating losses associated with discontinued businesses. These NOLs and corresponding estimated tax assets, computed at 35% tax rate, expire as follows:


 Year loss   Expiration      Loss      Estimated
 incurred       Date        Amount     Tax Asset

    1984        1999  $   671,900  $   235,165
    1985        2000      764,000      267,000
    1986        2001      301,000      105,000
    1987        2002      730,000      255,000
    1988        2003      757,000      265,000
    1989        2004      374,000      131,000
    1990        2005      382,000      134,000
    1991        2006      246,000       86,000
    1992        2007    1,004,000      352,000
    1993        2008      465,000      163,000
    1994        2009    1,197,000      419,000
    1995        2010      637,000      223,000

    Total            $  7,528,900    2,635,115
    Current               500,000      175,000

                     $  7,028,900$ 2,460,115


Under the provisions of SFAS 109, NOLs represent temporary differences that enter into calculation of deferred tax assets. Realization of deferred tax assets associated with the NOL is dependent upon generating sufficient taxable income prior to their expiration.

Management believes that there is a risk that certain of these NOLs may expire unused and, accordingly, has established a valuation allowance against them. Although realization is not assured for the remaining deferred tax





AN-CON GENETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.  NET OPERATING LOSS CARRYFORWARDS (CONTINUED)


assets, based on the historical trend in sales and profitability, sales backlog, and budgeted sales of the Company's wholly owned and consolidated subsidiary, Aaron Medical Industries, Inc., management believes it is more likely than not they will be realized through future taxable earnings. However, the net deferred tax assets could be reduced in the near term if management's estimates of taxable income during the carryforward period are significantly reduced.

The valuation allowance of $2,506,700, as of January 1, 1997 was reduced as a consequence of recognizing deferred tax assets of $29,757 and NOL carryforward benefit of $99,100. If an ownership change occurs in the future, Internal Revenue Code, Section 382 limits the annual use of a corporation's NOL but does not eliminate the carryforward. In each post-ownership change year, the corporation can use its NOL carry forwards, up to the amount of the "Section 382 Limitation," to offset annual income. The amount of tax assets expired in 1997 was $29,757.

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


NOTE 13.  RETIREMENT PLANS

The Company and or its subsidiary provides a tax-qualified profit-sharing retirement plan under sec.401k of the IRC. (the "Qualified Plans") for the benefit of eligible employees with an accumulation of funds for retirement on a tax-deferred basis and provides for annual discretionary contribution to individual trust funds. The Company has made a contribution during 1997 and 1996 of $10,557 and $14,000 respectively, for the benefit of its employees.











AN-CON GENETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14. RELATED PARTY TRANSACTIONS

During 1997, a company that is controlled by a recently elected board member, sold to the Company materials that went into the production of certain of the Company's products. The value of these materials sold to the Company for 1997 was $117,700.
In May of 1996, the Company, signed a termination agreement with the supplier of these products which allows the Company to purchase these products directly from the manufacturer. In exchange, the Company will pay commissions to the board member for a period of 3 years based on the amount of material purchased from certain vendors.


NOTE 15.  PURCHASE OF BUILDING

In June 1996, the Company exercised its option to purchase the building it occupies for $625,000. As a part of the purchase price, the Company issued 60,000 shares. An-Con shares are restricted for 2 years and are being held pursuant to an escrow agreement. The agreement further restricts the release of the shares until the seller takes such action as is necessary to further investigate, define and remediate such contamination that exists on the property and is referred to in certain environmental reports pursuant to a Remedial Action Plan approved by the State of Florida's Department of Environment Protection (DEP) and any other appropriate agencies.

In January 1996, the State of Florida approved a Remediation Plan, and work should have begun in the second Quarter of 1996. Work on this project has been delayed due to a dispute between a contractor and the former owner of the property. The former owner has agreed to allow the Company to hire a consultant to evaluate the problem and make recommendations. The Company will then hire a contractor, with the former owners approval, to complete the work.

No assessment can be made at this time as to the cost to the Company if the work required in the plan, approved by the State of Florida, is more costly than funds the Company will spend against the mortgage it holds
Two years from the date of Closing, if Seller and Guarantors have not defaulted under or been in breach of any of their obligations to Buyer, Buyer shall obtain and deliver to Escrow Agent additional shares of Stock if based upon the "Closing Market Price" of the Stock on the thirtieth day prior to such date, the escrowed shares shall have a value of not less than $78,000.







AN-CON GENETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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





AN-CON GENETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

environmental work will be paid by the seller, no expense or liability has been accrued for such work. The outstanding balance of purchase money note, $460,610, and the market value of the 60,000 shares of An-Con that are in escrow to provide security interest against any contingent liability.


Leases

The Company leases administrative facilities under an operating lease that expires in 2000. Rental expense was $19,294 in 1997 and $24,400 in 1996. Minimum rental commitments under all non-cancelable leases with an initial term in excess of one year are payable as follows:
1998 - $14,722; 1999 - $14,722; 2001 and beyond $4,907.  Commitments for construction or purchase of property, plant, and equipment approximated $50,000 at December 31, 1997.


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

During 1997 officers waived their right to 1996 bonuses and allowed the board of directors to determine future bonuses.

Employee Benefit Plans

In 1996, the Company established stock option plans under which officers, key employees and non-employee directors may be granted options to purchase shares of the Company's authorized but unissued Common Stock. Under Employee Stock Warrant Plans, the Company issued warrants for the purchase of 1,064,000 shares of restricted common stock at exercise prices ranging from $.75 to $1.125, in 1997, 1996.


Employee Benefit Plans

The Company has adopted the disclosure-only provision of Statement of Financial Accounting Standards ("SFAS") No.
123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the common stock option plans.




AN-CON GENETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

Employee Benefit Plans (Continued)

Had the compensation cost for the Company's two stock option issuances been determined based on the fair value at the grant date for awards in 1996 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:
                            1997    1996

     Net earnings-as reported    $ 99,191  $407,300
     Net earnings-pro forma65,151 347,300
     Earnings per share before
      extraordinary items
      -as reported           .0352    .053
     Earnings per share before
      extraordinary items
      -pro forma             .008     .045

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions, zero dividend yield; expected volatility of .26%; risk-free interest rate of 6%; and expected lives of 3 years.

Options currently expire no later than ten years from the grant date. When proceeds are received by the Company from exercises, they are credited to Common Stock and Capital in excess of par value.


Legal Proceeding


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









AN-CON GENETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

Speiser (Continued)

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

The Company is pursuing a settlement of this matter.

Product Liability

The Company currently has product liability insurance which it believes to be adequate for its business. The Company's existing policy expires in May, 1998.


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












AN-CON GENETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

Regulation (Continued)

On July 12, 1995, the FDA indicated that while the Company's response appeared adequate, further verification was needed before the FDA would be in a position to support the approval of any pending pre-market submissions, or related Export Certificates for the Company's's products. After follow-up correspondence, on December 15, 1995, the FDA acknowledged that the Company's corrective action plan dated November 27, 1995, appeared adequate. However, the FDA determined that it was necessary to set another evaluation date for May, 1996 to ascertain whether the Company was meeting GMP guidelines. This date was extended to March, 1997 when the FDA made its inspection.
Bank Line of Credit and Term Loan

The bank line of credit and term loan require the Company:

1. To maintain a current ratio of not less than 1.10 to one, senior debt to net worth ratio of not more than 1.5 to one, and an interest coverage ratio of not less than eight to one.

2. Not to expend more than $400,000 for acquisition of fixed assets, in the course of the year.

3. To submit its audited financial statements, forms C, and 10Q, and accounts payable and receivable aging schedules.

4. Maintain its depository and cash management accounts with the bank.

5. Not to guarantee obligations of any other person or encumber its assets with any mortgage, security deed, or lien other than security interests required by the bank loan agreement.

6. Not to default in any material contract with third parties.













AN-CON GENETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.  EARNING PER SHARE

The earnings per share were as follows:

                        For the Year Ended 1997
                         Income   Share Per Share
Basic Earning Per Share
Income before extraordinary
items                $290,1768,186,256   $.0354

Effect of Dillutive securities
Convertible shares of Xenetics
Biomedical, Inc. and Automated
diagnostics, Inc.              153,333

warrants                       104,383

Diluted Earnings per Share

Income befor extraordinary items
assuming conversion of
securities           $290,176     8,443,972   $.0344

AN-CON GENETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.  EARNING PER SHARE (CONTINUED)

                        For the Year Ended 1996
                         Income   Share Per Share
Basic Earning Per Share
Income before extraordinary
items                  $407,300 7,663,872 .0531

Effect of Dillutive securities
Convertible shares of Xenetices
Biomedical, Inc. and Automated
diagnostics, Inc.                 153,333

Diluted Earnings per Share

Income before extraordinary items
assuming conversion of
securities              $407,300    7,817,205 $.0521


Warrants to purchase 387,000 shares of common stock at $1 1/8 during 1997 and 921,000 to purchase shares of common stock at various prices in 1996 were not included in the computation of diluted earnings per share because warrants' exercise prices were greater than the average price of common shares in 1997 and 1996 respectively.


NOTE 18. SUBSEQUENT EVENTS

Bank Line of Credit

On January 29, 1997 the Company signed notes which effectively set up a term loan credit line with a commercial bank for $550,000. The line of credit terminates on April 30, 1998 unless renewed or extended by the bank in writing. The agreement required the Company to pay off the $485,000 outstanding balance of the loan by April 1, 1998 and subsequently apply for the renewal of the line of credit. However, since the repayment of the loan has been delayed the Company is in technical default. The management plans to renew the loan.

April 30, 1998 unless renewed or extended by the bank in writing. The bank has taken a security interest in accounts receivable, inventories and equipment.

AN-CON GENETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 18. SUBSEQUENT EVENTS (CONTINUED)

Acquisition of BSD Development Beta Corporation

On February 9, 1998, the Company exchanged 5,000,000 shares of its common stock for all preferred and common shares of BSD Development Beta Corporation (BSD)and assumed an 8% Convertible Debenture of BSD, in principal amount of $750,000. As a part of the agreement with the sellers, the Company acquired through BSD $250,000 cash, a secured note receivable of $750,000, due in May 1998, and certain equipment valued at $2,000,000. The equipment is being used for coating electro-surgical blades and other medical devices using DYLYN technology under a management agreement with Advance Refractory Technologies (ART), the seller of the equipment which has agreed to operate and maintain the equipment.

As a part of the agreement with ART, the Company obtained an exclusive ten-year renewable license to use the DYLYN Technology for coating specified medical products.

Patent Infringement Lawsuit

On January 22, 1998, Aaron and MegaDyne Medical Products, Inc.(MMP), a Utah Corporation, entered an agreement to settle an action that MMP had brought against the Company, in District court of Utah, for infringing a patent for an electrosurgical product (the Patent). Aaron agreed to pay $150,000 for damages resulting from the patent infringement, for a period, of six months not to manufacture or sell any electrosurgical instrument that infringes the Patent, and to provide MMP with a list of customers who had purchased the infringing product.
AN-CON GENETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 19. INDUSTRY SEGMENT REPORTING

The Company's principal markets are the United States, Europe, and Latin America, with the U.S. and Europe being the largest markets based on revenues. The

Company's major products include cauteries, Benda-A-lights, nerve locators, reusable pen lights and electrodes. Cauteries, disposable and replaceable, account for 40% and 50% of Company's sales for 1996 and 1996, respectively.

One significant customer accounted for 9% and 14% of revenues in 1997 and 1996, respectively. In 1997 that customer accounted for $.6 million of non-medical sales which is 65% of that segments sales. The Company's ten largest customers accounted for approximately 51% of net revenues for 1997. At December 31, 1997, the same ten customers accounted for approximately 47% of outstanding accounts receivable.

Summary information by geographic area and significant industry segment for years ended December 31,1997 and 1996 were as follows:
                     Operating
Identifiable           Sales   Income    Assets

     1997 - (in thousands)
     Geographic Area
    United States  $ 5,602   $   258  $ 3,731
    Europe           1,769        81      107

                   $ 7,371    $  340  $ 3,838

    Segment
    Medical Products         $ 6,409        $  302   $ 3,282
    Non medical products         962       38  556

                   $ 7,371    $  340  $ 3,838

                    Operating
    Identifiable      Sales   Income    Assets

     1996-(in thousands)
     Geographic Area
     United States  $  5,980   $   729 $ 3,803
    Europe            1,406      166       96
    Latin America       100       13       --

                   $  7,486  $   908  $ 3,899

    Segment
    Medical Products        $  6,181  $   850$ 3,236
    Non medical products       1,305       58  663

                   $  7,486  $   908  $ 3,899




AN-CON GENETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 19. INDUSTRY SEGMENT REPORTING (CONTINUED)

                          1997      1996

Total assets            $ 102     $ 96
Total liabilities         -0-       -0-
Net property, plant
 and equipment            -0-       -0-

The Company had no assets (other than certain trade receivables) or liabilities outside the United States, in the two years ended December 31, 1997.

During 1997, a substantial portion of the Company's consolidated net sales and consolidated income from operations was derived from foreign operations. Foreign operations are subject to certain risks inherent in conducting business abroad, including price and exchange controls, limitations on foreign participation in local enterprises, possible nationalization or expropriation, potential default on the payment of government obligations with attendant impact on private enterprise, political instability and health care regulation and other restrictive governmental actions. Changes in the relative value of currencies take place from time to time and could adversely affected the Company's results of operations and financial condition. The future effects of these fluctuations on the operations of the Company's and its subsidiaries are not predictable.

































BLOOM AND COMPANY
50 CLINTON STREET
HEMPSTEAD, NY 11550
TEL. 516 486-5900
FAX  516 486-5476






CONSENT OF CERTIFIED PUBLIC ACCOUNTANT


We consent to the incorporation by reference in this Annual Report on Form 10-KSB of An-Con Genetics, Inc. of our report dated April 10, 1997, included in the Annual Report to Stockholders of An-Con
Genetics, Inc.





Bloom and Company
Hempstead, New York
April 10, 1998





































BLOOM AND COMPANY
50 CLINTON STREET
HEMPSTEAD, NY 11550
TEL. 516 486-5900
FAX  516 486-5476






INDEPENDENT AUDITORS' REPORT


To the Board of Directors
and Shareholders of
An-Con Genetics, Inc.

We have audited the accompanying consolidated balance sheet of An-Con Genetics, Inc. and subsidiary as of December 31, 1997 and the related consolidated statements of operations and shareholders' equity, and cash flows for the years ended December 31, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of An-Con Genetics, Inc. and subsidiary as of December 31, 1997 and the results of their operations, and their cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.



BLOOM AND COMPANY
Hempstead, New York
April 10, 1998

c:10k96sec