Form 10KSB/A
period 1997-12-31
AN CON GENETICS INC
filed 1998-04-24
CIK 719135

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON , D.C.  20549
Form 10-KSBA-1
(Mark One)
              [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

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

Issuer's telephone number (516) 421-5452

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

Although, Aaron's largest current product line is battery operated cauteries, the Company has shifted its focus to the manufacture and marketing of electrosurgical generators and electrosurgical
disposables.   This new focus is evidence in the development of the
Aaron 800 and 1200 electrosurgical generators (see below).

Aaron also manufactures a variety of specialty lighting instruments for use in ophthalmology, general surgery, hip replacement surgery, and for the placement of endotracheal tubes. An industrial version of this light is distributed through a large automotive tool distributor, and various retail outlets and stores.

Aaron manufactures and sells its products under the Aaron label to distributors worldwide and also private labels. Additionally, Aaron has many Original Equipment Manufacturing (OEM) agreements with other medical device manufacturers. These OEM arrangements combined with private label and the Aaron label allow the Company to gain greater market share for the distribution of its products.

Licensed Products
OmniFix II

The Company is the holder of a U.S. license to manufacture and market OmniFix II which is formulated to replace formaldehyde in hospital and clinical pathology laboratories.

The Company is currently seeking a joint venture partner or sublicensee to market and sell this product and is engaged in minimal marketing efforts.

New Company Products

Aaron 1200

Aaron has developed a 120 watt full featured electrosurgical generator for outpatient surgical procedures for use in a variety of fields including dermatology, gynecology, and plastic surgery.


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


Electrosurgical Products

The Company's subsidiary, Aaron, continues to expand its line of Electrosurgical products. Electrosurgical products include electrodes, electrosurgical pencils, and various ancillary disposable products. Electrosurgical products are used in surgery for the cutting and coagulation of tissues. Aaron's electrosurgical products are compatible with all major manufacturers' electrosurgical generator products.

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

Battery operated Medical and Industrial Lights

Aaron, manufactures a variety of specialty lighting instruments for use in ophthalmology as well as patented flexible lighting instruments for general surgery, hip replacement surgery and for the placement of endotracheal tubes in emergency situations and prior to surgery. The lighting instruments have also been adapted for commercial and industrial use. The industrial lighting instruments are sold to automotive mechanics through Companies such as Snap On Tools, MAC and Matco.

Nerve Locator Stimulator

Aaron manufactures three different nerve locator stimulators which are primarily used for identifying motor nerves in hand and facial reconstructive surgery. These nerve locator stimulators are self contained, battery operated units, which are used for a single surgical procedure. The company has a patent on the Neuro Pulse II which has a pulsing variable design.

Multi-Function Cautery

The Multi-Function Cautery (MFC) is a patented device, developed by a group of California surgeons, and acquired by An-Con for Aaron. The device combines, in one instrument, the capability for the surgeon to cut and/or coagulate, while simultaneously evacuating the smoke associated with electrosurgery and to remove fluids from the surgical site. The procedure is accompliced with one hand and without assistance.

Resistick

The Company has discontinued its Resistick line of reduced stick electrodes used in electrosurgery.

The reduced stick electrode market is dominated by MegaDyne Medical Products, Inc. which is believed by management to virtually control the entire existing market.

The discontinuance of Resistick sales is a result of the settlement by Aaron with MegaDyne in a suit against Aaron for patent infringement. See legal proceedings and subsequent events in the financial statement.


Manufacturing, Marketing and Distribution

The Company manufactures the majority of its products on its premises in St. Petersburg, Florida. Labor intensive sub-assemblies and labor intensive products may be out-sourced to the Company's specification offshore. The Company markets its products through national trade journal advertising, direct mail, distributor sales representatives and trade shows. Aaron markets its products through general and specialty distributors across the country under both the Aaron name and private label. Some of Aaron's major distributors are Allegiance, Bergen Brunswig Medical, Burrows, McKesson, General Medical, Owens & Minor, and Physician Sales & Service.



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

Regulation

Many medical products are subject to guidelines, regulations and testing requirements by federal and state authorities including the Food and Drug Administration ("the FDA"). In the United States, the FDA imposes standards which may affect the clinical testing, manufacture and marketing of certain products. Compliance with the standards and requirements involving product safety, efficacy and labeling may prove to be very expensive and time consuming. No assurance can be given that the regulatory authorities will render the requisite approval of the marketing of some of the products that the Company plans to market. Other countries usually impose regulatory requirements concerning the development, testing, marketing and manufacture of certain products which influence the overseas sales potential of these products.

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

Patents and Trademarks

The Company owns a total of fourteen patents. No assurance can be given that competitors will not infringe the Company's patent rights or otherwise create similar competing products that are technically patentable in there own right. (see competition)

Liability Insurance.

Management believes that general and product liability exposures are adequately covered by insurance.

Research and Development

The approximate amount expended by the Company on research and Aaron products during the years 1997 and 1996 totaled $96,738 and $105,681, respectively. The Company has not incurred any direct costs relating to environmental regulations or requirements.

Employees

In January 1995 the Company acquired Aaron which then gave the Company approximately 60 employees. Presently the Company has a total of approximately 80 employees. These consist of 5 executives, 6 administrative, 5 sales, and 64 technical or factory employees. The Company employs an unsalaried Vice-President for Far Eastern affairs.


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

Background

Aaron Medical Industries, Inc., is a Florida Corporation with offices and manufacturing facilities in St. Petersburg, Florida. It is principally engaged in the business of manufacturing and marketing medical products. Aaron manufactures and sells its products under its own label to distributors worldwide. Additionally, Aaron has contracts with hospital group purchasing organizations such as Amerinet, Medecon, Magnet, and Purchase Connection.




           RECENT ACQUISITIONS BY AARON



Item 2.   Properties.

The Company had moved its executive offices to the Aaron facility located at 7100 30th Avenue N., St. Petersburg, Florida 33710-2902, during the first quarter of 1995.
The Company has additional executive office space at 734 Walt Whitman Road, Melville, which it leases for $1,226.83 per month. The lease runs through the year 2000.

As part of the purchase of 7100 30th Avenue North, St. Petersburg, Florida (manufacturing facility) the seller acknowledged it had previously conducted assessments to document environmental conditions existing on the property, the results of which are set forth in a June 23, 1994 Contamination Assessment Report (CAR) and a January 27, 1995 Contamination Assessment Addendum (CARA). The Florida Department of Environmental Protection (FDEP)stated in a letter, dated March 31, 1995, that based on their review of the CARA, the CAR could not be approved and that additional work was needed to be performed.

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

Based on the "no further action" finding by Geo-Ambient and the anticipated issuance of an SCRO by the FDEP management of An-Con has estimated the present value of the cost of environmental work to be zero.


Item 3.   Legal Proceedings

Speiser

On December 29, 1992, Robert Speiser, the then Chief Executive Officer of An-Con, obtained a Confession of Judgment in the Supreme Court, State of New York, Counties of Suffolk and Westchester for amounts due on loans to the Company of $92,239 and $190,957 inclusive of interest
at 12% to May 27, 1992 and 9% thereafter.   These loans represent
amounts claimed by Mr. Speiser to have been expended on behalf of the Company and funds loaned to the Company. As reported to the Board of Directors, of which Mr. Speiser was Chairman, Mr. Speiser's actions were motivated solely to deter threatened action by the landlord to file a judgment at that time of $41,700 in rental arrears on the then Melville, NY lease.

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

See "Certain Relationships and Related Transactions". The Company is presently trying to settle Mr. Speiser's claim.

In February 1998 the Company settled its patent infringement lawsuit with MegaDyne by payment of $150,000 and a pledge not to sell coated blades in the electrosurgical market for six months.

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

Because of consistent sales volume, cost of goods sold did not materially change from 1996 to 1997. During 1997 and 1996, Aaron's family of cauteries accounted for 43% and 39% of sales, and 39% and 33% of cost of goods sold, respectively.

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

Net income of the Company in 1997 was $99,191, as compared to $407,249 in 1997. Income decreased by $308,058 from 1996 to 1997. The primary reason for reduction of the net income was a $261,585 loss due to the settlement of a patent infringement law suit.

Cost of professional services increased by 15% from $259,400 in 1996 to $298,156 in 1997. Additional professional fees were related to the consulting and legal costs of acquiring new technologies and products.

The Company sells its products through distributors both in the international market and in the USA. The distributors are contacted through response to company advertising in international medical journals or at domestic or international trade shows. The Company began attending trade shows in foreign countries in 1993. Since that time, international sales have more than doubled from the 1993 sales of $553,000. The main focus for export sales has been Western Europe. The Company has distributors in all major markets there. The Company intends to continue marketing its products, targeting different regions of the world, while returning to major markets for increased market exposure and to introduce new products.

During 1997, international sales of the Aaron Medical product line continued to increase. These sales were $1.78 million which represented 24% of total sales. This compares favorably to 1996 where total international sales were $1.51 million representing 20% of total sales. The increase from 1996 to 1997 represents a 19%($281,867) increase in international sales volume.

Though consolidation in U.S. distribution continued in 1997, Aaron retained all distributor relationships and acquired preferred vendor status with industry leaders such as McKesson, General Medical, Owens & Minor, and Physician Sales & Service. Aaron entered into a vendor focus agreement with Owens & Minor and an exclusive U.S. sales agreement with Physician Sales & Services for the Aaron 800. Additional sales were generated by electrosurgical product OEM agreements.

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

The net cash inflow from financing was $283,868 in 1997 as compared to $14,000 in 1996. The most significant items of financing activity in 1996 were the reduction of notes payable of $125,900 and the $79,700 in professional fees associated with the Aaron purchase.
Sources of funds were the receipt of subscriptions receivable of $10,600 and issuance of 427,778 common shares for services valued at $181,000.

In 1997, the major sources of financing were $485,000 gross borrowing from the bank line of credit and $150,000 term loan from the bank. The cash used in financing activities were principally to repay the line of credit and long term debt, $225,000 and $41,936 respectively. The Company believes that it has the financial resources needed to meet business requirements in the foreseeable future, including capital expenditures for the expansion of its manufacturing site, working capital requirements, and product development programs.

Outlook

The statements contained in this Outlook are based on current expectations. These statements are forward looking, and actual results may differ materially.

The Company believes that the world market for disposable medical products, such as the Company's battery-operated cauteries, has significant growth potential because these type of products have not been affordable or effectively marketed outside the U.S. heretofore. Because of these factors, the Company has designed certain disposable
products to be reusable.    The Company presently has a significant
portion of the U.S. cautery market and does not expect a dramatic growth in sales of cautery-related products domestically unless an OEM arrangement can be obtained with a co-leader in this market.

The Company, has focused on expanding its line of electrosurgical products. Electrosurgical products sold by the Company are the standard stainless steel electrodes, the patented Multi-Function Cautery, and the Aaron 800 high frequency desiccator and the as Aaron 1200. The Aaron 1200 will be introduced in the second quarter of 1998.

From 1996 to 1997, the Company's electrosurgical sales increased by more than 3% from $1,331,523 to $1,377,029.
This increase was attributable to a 50% increase in Resistick sales and a 22% decrease in sales of generators. In 1998 Resistick sales ceased due to the settlement of the Company lawsuit with MegaDyne. Except for the possible introduction of new electrosurgical products the company does not expect electrosurgical sales to increase in 1998. Aaron through its private label capability sees unique opportunities in the domestic market as its competitors do not private label. The electrosurgical product line is a larger market than the Company has normally sold into and is dominated by two main competitors, ValleyLab and Conmed. The combined markets for the Company's electrosurgical products exceed $100 million annually. Electrosurgical product sales moved from fifth place to second in total Company sales by product line in 1997.



Non-Medical Products

The Company for 1997 sold $.962 million of its flexible lighting products used primarily in the automotive and locksmith industries. Approximately $.627 million was sold to one customer.
The Company is expanding this market line with the addition of a higher quality flexible light unit. The higher quality version of the Bend-A-Lite will be sold into the same markets as the Company presently sells its less expensive unit.

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

In order to continue its strong international sales growth and maintain its ability to sell in Europe, management is implementing an ISO9000/EN46001 quality system and expects to be certified and have its CE mark (International Quality control) by the third quarter of 1998. The Company has obtained a line of credit with a local commercial bank for $400,000 and a $150,000 loan for capital improvements. Interest on these loans is to be paid at 1% over prime.

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

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons


Name            Age        Position
Director since

J. Robert Saron 45  Chairman of the Board
August, 1994        Chief Executive
                    Officer, Director

Andrew Makrides 56  President, Director
December, 1982

Joseph F. Valenti   81           Director
October, 1995

George W. Kromer    56           Director
October, 1995

Delton Cunningham   33           Secretary, Treasurer
                    Vice President/CFO

Tsang Yang Tseng    51           Vice-President
                    Far East Affairs

Moshe Citronowicz   45           Executive Vice President
                    Chief Operating Officer


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

Moshe Citronowicz (45), is a graduate of the University of Be'er Sheva, Be'er Sheva, Israel, with a Bachelor of Science degree in electrical engineering. He has also received certificates from Worcester Polytech, Lowell University and the American Management Association for completion of seminars in MRP, master scheduling, purchasing SPC, JIT, accounting and plant management. Since coming to the United States in 1978, Mr. Citronowicz has worked in a variety of
manufacturing and high tech industries.   In October 1993, Mr.
Citronowicz joined the Company as Vice President of Operations. He is responsible for all areas of manufacturing, purchasing, product re-design, as well as new product design. In September 1997, Mr. Citronowicz was appointed by the board of directors to the position Executive Vice President and Chief Operating Officer.



REMUNERATION
Item 10.
The following table sets forth the compensation paid to the executive officers of the registrant for the three years ended December 31, 1997:


 Summary Compensation Table
Annual Compensation


Name and                                                  Other(b)
Principal                             Annual
Position         Year   Salary Bonus(a)                   Compensation

J.Robert Saron
CEO/Chairman   1997 $155,865   $ 2,460  $9,352
               1996  143,000    42,600   8,100
               1995  116,000    39,600  23,700


Andrew Makrides
President      1997  103,382     1,784   9,598
               1996   90,000     8,400   9,700
               1995   77,000    11,800   8,000

Moshe
Citronowicz
Executive
Vice President-
Chief Operating1997  107,044     1,921   9,352
Officer        1996  104,600    11,200   8,100
               1995   97,000    11,800   8,000


Delton Cunningham
Secretary, Treasurer,
Vice President/CFO      1997    90,325   1,516    9,262
               1996   86,000     8,400   7,400
               1995   82,900     8,800   8,000

(continued on next page)
(a) In 1997, the officers waived their right to 1996 bonuses and the bonuses were cancelled.
(b) Other compensation consists of medical insurance and auto.












REMUNERATION (continued)

                                                Summary Compensation Table

                                  Long Term Compensation

                          Awards               Payouts



                            Securities
                  Restrictedunderlying
                     Stock   Options/ LTIP
              Year  Awards    SARs(#)              Payouts
Compensation

Name and
Principal Position

J.Robert Saron
CEO           1997    --        --       --
              1996    --    90,000       --
              1995    --        --       --


Andrew Makrides
President     1997    --        --       --
              1996    --    70,000       --
              1995    --        --       --


Moshe Citronowicz
Vice President1997    --        --       --
Operations    1996    --    25,000       --
              1995    --        --       --


Delton Cunningham
Secretary,    1997    --        --       --
Treasurer, Vice     1996        --   55,000    --
President/CFO 1995    --        --       --







































Option/SAR Grants Table

                               Value of
                              securities
                              underlying
                Number of     unexercised
                 shares         options
                Acquired       sar/s at
                   on    Value FY-END(#)
           Year ExerciseRealizedExercisable



Name and
Principal
Position
J. Robert      1997     --       --      --
Saron    1996    --     --  101,250
CEO      1995    --     --       --


Andrew   1997    --     --       --
Makrides 1996    --     --   78,750
President1995    --     --       --

Moshe    1997    --     --       --
Citronowicz    1996     --       --  28,125
Vice     1995    --     --       --
President
Operations


Delton   1997    --     --       --
Cunningham     1996     --       --  61,875
President/     1995     --       --      --
Secretary,
Treasurer,
 Vice,CFO


Outside Directors are compensated in their capacities as Board members through option grants. The Company's Board of Directors presently consists of J.Robert Saron, the CEO, Andrew Makrides, President, Joseph F. Valenti and George W. Kromer, Jr. Mr. Saron is also CEO of Aaron. Mr. Kromer has been retained on a month-to-month basis pursuant to verbal agreement as a financial and public relations consultant by An-Con for the past year at an average monthly fee of $1,000.

In 1996 and 1997 George Kromer and Joseph Valenti were awarded 105,000 and 120,000 options each for five to ten years to purchase An-Con stock from .75% to $1.125 per share.

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

                 Number of NaturePercentage of
Name and     Title Shares     of    outstanding
Address    of Class ownedownership(i)shares(i)

5% Beneficial
 Owners

Tsang Yang
Tseng    Common Stock 666,666  Includes        7.14%
190-1                      shares only
Ming-Chun
Road
Chi-Yi, Taiwan



Robert
Speiser     Common Stock   753,333   Includes       8.07%
(ii)                       shares only
1340 Boca Ciega
Isle Drive
St. Petersburg,
Florida 33706

Directors

J. Robert
Saron    Common Stock 522,976  Includes          5.60%
(iii)(V)                     90,000
Ashley Drive                   shares
Seminole, FL 34642             reserved for
                              options

J.Valenti           Common Stock     177,205   Includes       1.90%
5700 mariner drive        120,000
Tampa, Florida            shares
33609                     reserved for
                          options

G. Kromer           Common Stock     105,000   Includes  1.12%
P.O. Box 188                         105,000
Farmingdale, NY 11738                shares
                          reserved for
                          options


A.Makrides          Common Stock     420,667   Includes  4.50%
20 Damin Circle           70,000
St. James, NY 11780       shares
                          reserved
                          for options
Officers
and Directors
as a Group         Common Stock      1,528,497 Includes  16.37%
                           465,000
                           shares
                           reserved
                           for options


(i) Based on 8,279,948 shares and 1,064,000 options outstanding to acquire shares. Officers and directors have 465,000 options to acquire shares at December 31, 1997.

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

Valpex International Corporation ("Valpex"), a Company owned and operated by Mr. Joseph Valenti, was a supplier of vacuum and Krypton bulbs and vinyl pouches to Aaron for several years. In 1996, Mr. Valenti joined An-Con as a director. On May 10, 1996, Valpex and Aaron entered a three year agreement that allows Aaron to purchase products directly from Valpex's manufacturers and suppliers. In exchange, Aaron agreed to pay a commission to Valpex on purchases from the agreed upon list of Valpex's suppliers. In 1997 and 1996, respectively, the equivalent sales of Valpex to Aaron were $117,700 and $126,000, respectively.


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

























AN-CON GENETICS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                    1997        1996

Sales         $ 7,371,281  $ 7,485,900
Costs and
expenses:

Cost of sales   4,138,774    4,134,434
Research and
 development       96,738      105,681
Professional
 services         298,156      259,406
Salaries and
 related costs  1,280,370    1,168,019
Selling,
 general and
 administration 1,217,664    1,338,000
Total cost and
 expenses       7,031,702    7,005,540

Income (Loss)
 from operations  339,579      480,360

Other income
 and (expense):

Interest income     4,005           --
Interest expense           (   87,696)                    (  75,820)
Miscellaneous      34,288       11,003
               (   49,403)      64,817
Income before
 extraordinary
 items            290,176      415,543

Extraordinary
 items:

Gain from
 forgiveness
 of debt           70,600           --
Settlement
 of lawsuit    ( 261,585)           --

  Extraordinary
   items       ( 190,985)           --
Income before
 income tax        99,191      415,543
Income taxes:
Current        (  29,757)   ( 158,300)
Deferred              --    (   8,300)
Tax benefit       29,757       158,300

Net income
 (loss)       $   99,191   $   407,243













AN-CON GENETICS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
(CONTINUED)



Earnings per share

Income before
 extraordinary  item:
   Basic           $ .0352   $ .0531
   Diluted         $ .0342   $ .0521
Net income:
   Basic           $ .012    $ .0531
   Diluted         $ .012    $ .0521

Weighted average number
of shares
outstanding               8,186,256                        7,663,872


Weighted average number
of share assuming
conversion of
securities     8,443,972  7,817,205


The accompanying notes are an integral part of the financial statements.

AN-CON GENETICS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997

                        Common
              Warrantsnumber of Common  Paid-in
             Outstandingshares  stock   Capital
Balance
January 1,
1996           80,000       4,305,340   $64,591$11,541,144

Private
placement
of Shares at
$1 per share
plus 1 warrant
per share     120,000 120,000   1,800   118,200

Shares issued
for cash at
$.45 per share      -  57,778     867    19,133

Shares issued for
cash and notes at
$.42 per share      - 200,000   3,000   81,000

Shares issued for
cash at $.42 per
share               -  50,000     750   20,250

Shares issued in
exchange for Aaron
shareholders at
$.39 per share    - 3,352,530 50,288  1,306,812

Stock issue costs -         -      - ( 174,800)

Shares issued for
services at $.40
per share         -    25,000    375      9,625



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



The accompanying notes are an integral part of the financial statements.
(continued on next page)
































AN-CON GENETICS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997
(Continued)


Subscriptions
                  Deficit Receivable   Total


Collection of
stock
subscriptions
receivable            -   10,600      10,600

Employee
warrants              -        -           -

Income for
year 1996       407,243        -     407,243

Balance as of
December 31,
1996      $(10,958,926)$(64,000)  $2,020,109

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


The accompanying notes are an integral part of the financial statements.
(continued on next page)

AN-CON GENETICS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997
(Continued)

            Paid in         Subscriptions
            Capital   DeficitReceivable  Total

Balance
January 1,
1997    12,921,364(10,958,926)        $(64,000) $2,020,109

Shares
exchanged
for warrants        (  1,500)        -        -          -

Shares
issued
to retire
debt        33,761          -        -  34,398


Shares issued
for services 6,737          -        -    7,000

Warrants issued  -          -        -

Collection of
 subscriptions
 receivable      -          -   64,000   64,000

Net income                  -            99,191          -    99,191

Balance as of
December 31,
1997    12,960,362        (10,859,735)  $     - $2,224,698



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































AN-CON GENETICS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                           1997       1996

Net cash provided by (used in)
 operating activities  $( 98,793)  $ 425,304

Cash flows from investing
 activities:

Increase in fixed assets(244,352)  (300,200)
Increase in security deposits      (     10)                     600
Acquisition of patent rights       ( 13,371)                      --
Purchase of Technology         --  (156,600)

Net cash used in investing
 activities             (257,733)  (456,200)

Cash flows from financing
 activities

Receipt of common stock
 subscription              64,000     10,600
Common shares issued           --    181,000
Loans from shareholders     2,736         --
Cost of issuing common stock -
 Purchase of Aaron             --  ( 79,700)
Increase in long term borrowing       69,534                      --
Payment of long term borrowing     (220,466)               (125,900)
Term loan                 150,000         --
Repayment of term loan  ( 41,936)         --
Borrowing - line of credit485,000         --
Repayment - line of credit         (225,000)                      --

Net cash used in financing
activities                283,868  ( 14,000)

Net increase (decrease)in
cash
Cash at beginning of year(72,658)   (44,896)
Cash at end of year       120,904    165,800

Cash at end of year      $ 48,246  $ 120,904

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

Aaron Medical Industries, Inc. manufactures and sells its products under the Aaron label worldwide and has private label arrangements.

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





















AN-CON GENETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ECU Technology(Continued)

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


NOTE 6.  ACCRUED BONUS

For the year 1996 accrued bonuses earned by the officers and employees of the Company amounted to $65,600. The bonus arrangement based on employment contracts called for the payment to certain employees of 10% of the profits in excess of $200,000 and 1% of the profits over $300,000.
During 1997, the Board of Directors of the Company requested officers of the Company to waive their rights to contract bonuses. All officers agreed and waived their contract bonuses.


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

product development, travel and other expenses. Interest on these loans were at 9% to 12% and had been accrued from inception. His loan balance at December 31, 1996 was $ -0- and accrued interest amounted to $73,800. Accrued interest has not been paid and the Company has been negotiating to settle this matter.

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

Classification:
Patents,
trademarks,
patent rights
(ECU Aaron
1200)     $93,000$1,372  $ --  $94,372  $  --

Patent rights
(Multifunction
Cautery)   59,400    --    --   59,400 32,637

Patent rights
(cauteries)71,500    --    --   71,500 71,213

Patent rights
(ECU Aaron
 800)     210,90011,923    --  222,823             86,693

Boroscope
Technology 37,700    --37,700        0      0

         $472,500      $13,295(37,700)           $448,095$190,543


The cost of patents, trademarks, and copyrights acquired are being amortized on the straight-line method over their remaining lives, ranging from 2 to 5 years. Amortization expense charged to operations in 1997 and 1996 was $60,1570 and $67,700 respectively.











AN-CON GENETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.  INTANGIBLE ASSETS(CONTINUED)

                     Balance
                 Beginning and   Accumulated
                  End of Period Amortization

Goodwill
(Purchase Aaron)    $152,500     $132,000
Goodwill
(Purchase Suncoast
Covenant not
 to compete)          15,500        6,800
(Purchase Suncoast)   20,000        9,200

                    $188,000     $148,000


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


NOTE 11. OPTIONS

As of December 31, 1997, outstanding the options were as follows:

     Number                  Exercise
   of Options                  Price

    677,000     $ 0.750 up to $1.15
    387,000                  $1.125

In 1997, the Company issued 100,000 shares of common stock in exchange for 200,000 options. Also, 143,000 warrants were issued to the Company's employees as a part of the employee benefit plan (Note 16).

The options became exercisable in 1996 and 1997 and expire at various dates through December, 2007. At December 31, 1997, 1,064,000 shares of stock were reserved for that purpose.

The Company used the Black-Scholes Model to determine the value of the options with the following weighted average assumptions, zero dividend yield; expected volatility of 26%; and risk free interest rate of 6%. (See Note 16 - Employee Benefit Plans)














AN-CON GENETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.  NET OPERATING LOSS CARRYFORWARDS

The tax effects of temporary differences that gave rise to the deferred tax assets are as follows:
                                   1997
Deferred tax assets - current:
Net operating loss carryforwards        $   175,000

Deferred tax assets - noncurrent:
Net operating loss carryforwards          2,460,115
Patent rights,
 primarily due to amortization           (  63,200)
Total gross deferred tax assets2,523,315
Less: Valuation allowance     (2,523,315)
Net deferred tax assets -
 noncurrent                  $        --

The Company had NOLs of approximately $7,028,900 at December 31, 1997, primarily because of the past operating losses associated with discontinued businesses. These NOLs and corresponding estimated tax assets, computed at 35% tax rate, expire as follows:


 Year loss   Expiration      Loss      Estimated
 incurred       Date        Amount     Tax Asset

    1984        1999  $   671,900  $   235,165
    1985        2000      764,000      267,000
    1986        2001      301,000      105,000
    1987        2002      730,000      255,000
    1988        2003      757,000      265,000
    1989        2004      374,000      131,000
    1990        2005      382,000      134,000
    1991        2006      246,000       86,000
    1992        2007    1,004,000      352,000
    1993        2008      465,000      163,000
    1994        2009    1,197,000      419,000
    1995        2010      637,000      223,000

    Total               7,528,900    2,635,115
    Current               500,000      175,000

                     $  7,028,900$ 2,460,115


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

All employees are eligible to participate if they have one year of service to the Company. The employees may make voluntary contribution to the plan up to 15% of their annual compensation. The Company's contributions to the plan are discretionary but may not exceed 25% of the first 4% of the annual compensation that an employee contributes to the plan. Vesting is graded and depends on the years of service. After six years of service the employees are 100% vested.

The Company has made a contribution during 1997 and 1996 of $10,557 and $14,000 respectively, for the benefit of its employees.

The Company also maintains a group health and dental insurance plan. The employees are eligible to participate in the plan after three months of full-time service to the Company.
















AN-CON GENETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14. RELATED PARTY TRANSACTIONS

During 1997, a company that was controlled by a board member received commissions from the purchase of materials the Company used in the production of certain of the Company's products. The value of these materials sold to the Company for 1997 and 1996 was $117,700 and $126,000, respectively. In May of 1996, the Company, signed a termination agreement with the supplier of these products which allows the Company to purchase these products directly from the manufacturer. In exchange, the Company will pay commissions to the board member for a period of 3 years based on the amount of material purchased from certain vendors.


NOTE 15.  PROPERTIES

The Company had moved its executive offices to the Aaron facility located at 7100 30th Avenue N., St. Petersburg, Florida 33710-2902, during the first quarter of 1995.

The Company has additional executive office space at 734 Walt Whitman Road, Melville, which it leases for $1,226.83 per month. The lease runs through the year 2000.

As part of the purchase of 7100 30th Avenue North, St. Petersburg, Florida (manufacturing facility) the seller acknowledged it had previously conducted assessments to document environmental conditions existing on the property, the results of which are set forth in a June 23, 1994 Contamination Assessment Report (CAR) and a January 27, 1995 Contamination Assessment Addendum (CARA). The Florida Department of Environmental Protection (FDEP)stated in a letter, dated March 31, 1995, that based on their review of the CARA, the CAR could not be approved and that additional work was needed to be performed.

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

Based on the "no further action" finding by Geo-Ambient and the anticipated issuance of an SCRO by the FDEP management of An-Con has estimated the present value of the cost of environmental work to be zero.













AN-CON GENETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16.  COMMITMENTS AND CONTINGENCIES

Environmental conditions -Purchase of Building
(See Note 15 - properties)

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


Employment Agreements

The Company has employment agreements with six key employees. These agreements are for terms from 2-5 years and call for salaries of $35,000 to $118,335. Bonus arrangements call for 10% of the profits over $200,000 for the Chairman to 1% of the profits over $300,000 for the international sales representative for profits of the Company.

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
















AN-CON GENETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

Regulation (Continued)

On July 12, 1995, the FDA indicated that while the Company's response appeared adequate, further verification was needed before the FDA would be in a position to support the approval of any pending pre-market submissions, or related Export Certificates for the Company's's products. After follow-up correspondence, on December 15, 1995, the FDA acknowledged that the Company's corrective action plan dated November 27, 1995, appeared adequate. However, the FDA determined that it was necessary to set another evaluation date for May, 1996 to ascertain whether the Company was meeting GMP guidelines. This date was extended to March, 1997 when the FDA made its inspection. The FDA has cleared the Company and the Company is presently submitting applications for new products to the FDA.

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

























AN-CON GENETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.  EARNING PER SHARE

The earnings per share were as follows:

                        For the Year Ended 1997
                         Income   Share Per Share
Basic Earning Per Share
Income before extraordinary
items                $290,176 8,186,256  $.0354

Effect of Dillutive securities
Convertible shares of Xenetics
Biomedical, Inc. and Automated
diagnostics, Inc.              153,333

warrants                       104,383

Diluted Earnings per Share

Income before extraordinary
 items assuming conversion
 of securities       $290,176    8,443,972    $.0344

AN-CON GENETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.  EARNING PER SHARE (CONTINUED)

                        For the Year Ended 1996
                         Income   Share Per Share
Basic Earning Per Share
Income before extraordinary
items                  $415,543 7,663,872 .0531

Effect of Dillutive securities
Convertible shares of Xenetices
Biomedical, Inc. and Automated
diagnostics, Inc.                 153,333

Diluted Earnings per Share

Income before extraordinary
 items assuming conversion
 of securities          $415,543    7,817,205 $.0521


Warrants to purchase 387,000 shares of common stock at $1 1/8 during 1997 and 921,000 to purchase shares of common stock at various prices in 1996 were not included in the computation of diluted earnings per share because warrants' exercise prices were greater than the average price of common shares in 1997 and 1996 respectively.


NOTE 18. SUBSEQUENT EVENTS

Bank Line of Credit

On January 29, 1997 the Company signed notes which effectively set up a term loan credit line with a commercial bank for $550,000. The line of credit terminates on April 30, 1998 unless renewed or extended by the bank in writing. The agreement required the Company pay off the $260,000 outstanding balance of the loan by April 1, 1998 and subsequently apply for the renewal of the line of credit. However, since the repayment of the loan has been delayed the Company is in technical default. The management plans to renew the loan. The bank has taken a security interest in accounts receivable, inventories and equipment.

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






CONSENT OF CERTIFIED PUBLIC ACCOUNTANT


We consent to the incorporation by reference in this Annual Report on Form 10-KSB of An-Con Genetics, Inc. of our report dated April 10, 1998 and April 23, 1998, included in the Annual Report to Stockholders of An-Con Genetics, Inc.





Bloom and Company
Hempstead, New York
April 23, 1998





































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



BLOOM AND COMPANY
Hempstead, New York
April 10, 1998
Except for the notes to the Financial Statements for which the date is April 23, 1998.

c:10k972.wpd