Form 10QSB
period 1998-03-31
AN CON GENETICS INC
filed 1998-05-15
CIK 719135

U.S. Securities and Exchange Commission
Washington D.C. 20549
Form 10-QSB

(Mark One)

[ X ]  QUARTERLY REPORT UNDER SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1998
[    ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE EXCHANGE ACT

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

                    (516) 421-5452
  (Issuer's telephone number)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

 State the number of shares outstanding of each of the issuers's class of common equity, as of the latest practicable date: 13,629,693.





















AN-CON GENETICS, INC.
FORM 10-QSB
QUARTERLY REPORT
MARCH 31, 1998

AN-CON GENETICS, INC.
INDEX TO FORM 10-QSB





Part I.   Financial Information

        Item 1:       Consolidated Financial Statements:

             Consolidated Balance Sheet -
               March 31, 1998

              Consolidated Statements of Operations
               for the three Months Ended March 31,
               1998 and 1997

                     Consolidated Statements of Cash Flows
                      for the three Months Ended March 31,
               1998 and 1997

              Notes to Financial Statements
     Item 2: Management's Discussion and
                Analysis of Financial and Results of
                Operations


Part II.   Other Information

        Item 1:       Legal Proceedings

     Item 2:  Changes in Securities

     Item 3:  Defaults Upon Senior Securities

     Item 4:  Submission of Matters to Vote
                of Security Holders

     Item 5:  Exhibits and Reports on Form 8-K

PART I. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

             AN-CON GENETICS, INC.
CONSOLIDATED BALANCE SHEET
MARCH 31, 1998

                           Assets


Current assets:

Cash                      $    131,531
Trade accounts receivable      725,012
Inventories                  1,106,971
Prepaid expenses                63,931
Deferred tax asset             175,010
Other receivables               39,862
      Total current assets   2,242,317

Property and equipment, net  3,390,048

Other assets:

Goodwill, net                1,927,517
Patent rights, net             256,016
Deposits                         5,645
                             2,189,178


                           $ 7,821,543


The accompanying notes are an integral part of the financial statements.

AN-CON GENETICS, INC.
CONSOLIDATED BALANCE SHEET
MARCH 31,1998
(CONTINUED)

            Liabilities and Stockholders' Equity

Current liabilities:

Accounts payable               $    440,492
Accrued expense                     132,353
Notes payable - current portion     823,019
Due to shareholders                 100,692

      Total current liabilities   1,496,556

Long-term debt, net                  12,934


Stockholders' equity:

Common stock par value $.015; 15,000,000
  shares authorized, issued and outstanding
  $13,629,693 shares on March 31, 1998               204,318
Additional paid in capital       17,888,354
Accumulated deficit            (11,030,619)
                                  7,062,053
Subscription receivable        (   750,000)

Total stockholders' equity        6,312,053

                               $  7,821,543


The accompanying notes are an integral part of the financial statements.

AN-CON GENETICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1998 and 1997


                        1998      1997

Sales              $ 1,772,034                $ 1,915,741

Costs and expenses:

Cost of sales        1,007,722                  1,075,768
Research and development46,300  18,286
Professional services  143,434  46,795
Salaries and related costs     392,511            348,260
Selling, general and administrative               276,461   291,452

                     1,866,428                  1,780,561

Gain (Loss) from operations (  94,394)            135,180


Other income (expense):

Interest           (   26,631)                 (  11,414)
Miscellaneous               35                      1,427


                   (   26,596)                 (   9,987)

Income (loss) before extraordinary items       ( 120,990)  125,193


Extraordinary item - cost of settlement
  law suit          (  49,894)      --

Provision for income tax        45,570
Realized benefit of loss
 carryforward              --                  (  45,570)


Net income (loss)  $( 170,884)                 $  125,193


Earnings (Loss) per share

Income (loss) before extraordinary item:
 Basic                  ( .01)     .02
 Diluted                ( .01)     .02
Net income (loss):
 Basic                  ( .02)     .01
 Diluted                ( .02)     .01

Weighted average number of shares
outstanding                               11,370,5098,131,313

Weighted average of shares assuming
 conversion of securities       11,857,090 8,493,588


The accompanying notes are an integral part of the financial statements.
AN-CON GENETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE THREE MONTHS ENDED March 31, 1998 AND 1997

                         1998     1997
Cash Flows from operating activities
Net income (loss)   $(170,884)                  $ 125,193

Adjustments to reconcile net income
 to net cash provided by (used in)
 operating activities:
Depreciation and amortization  143,353             82,976
Common stock for services      110,668                 --

Changes in current assets and liabilities:
(Increase) in receivables       66,813          ( 78,295)
(Increase) in inventories    (153,846)          (205,250)
(Increase) decrease in prepaid expenses             3,999 (  2,500)
(Decrease) in accounts payable  41,402            162,503
Increase (decrease) in accrued expense          (103,437) (203,291)
(Increase) in other receivables                    17,401        --

Total adjustments      126,353                  (243,857)

Net cash provided by (used in)
 operating activities       (  44,531)          (118,664)

Cash flows from investing activities
(Increase)in deferred cost  --      --
(Increase)in fixed assets   (  72,074)          (100,332)
(Increase)in patents        23      --
(Increase) in deposits           1,505                 --

Net cash used in investing activities          (  70,546) (100,332)

Cash flows from financing activities
Decrease in obligations under capital lease    (  42,916) (  4,600)
(Decrease) increase in notes payable                1,538   210,819
(Decrease) in due to Shareholder    --                 --
Common shares issued for cash                     239,740        --


Net cash provided by financing activities         198,362   206,219

Net increase (decrease) in cash and
 cash equivalents       83,285                  ( 12,777)

Cash and cash equivalents,
 beginning of period    48,246 120,900
Cash and cash equivalents, end of period        $ 131,531 $ 108,123

The accompanying notes are an integral part of the financial statements.



AN-CON GENETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

Cash paid during the three months ended March 31:
                 1998          1997
Interest      $27,052       $11,414
Income Taxes      -0-           -0-


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

FOR THE THREE MONTHS ENDED MARCH 31, 1998

During the quarter ended March 31, 1998 the Company issued 276,667 restricted shares for an officers bonus and consulting fees valued at $.40 per share for an aggregate of $110,667.

The Company also issued 19,578 shares valued at $.40 per share to satisfy part of its obligation to the Xenetics Shareholders for the purchase of OmniFix.

On February 9, 1998 the Company issued 5,000,000 shares to purchase the outstanding shares of BSD Beta Development Corp. (BSD). The company valued this transaction at $.98 per share. (See Note 6 to the financial statements).


FOR THE THREE MONTHS ENDED MARCH 31, 1997

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

















AN-CON GENETICS, INC.
NOTES TO FINANCIAL STATEMENTS



NOTE 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements include the accounts of An-Con and its wholly owned subsidiary Aaron Medical Industries, Inc. In the opinion of management, the interim financial statements reflect all adjustments, consisting of only normal recurring items, which are necessary for a fair presentation of the results for the interim periods presented.

The results for interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the significant accounting policies and the other notes to the financial statements included in the Corporation's 1997 Annual Report to the SEC on Form 10-KSB.


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


Inventories

Inventories are stated at the lower of cost or market. Cost is determined principally on the average cost method. Inventories at March 31, 1998 were as follows:

  Raw materials    $   620,688
  Work in process      199,575
  Finished goods       286,708

  Total            $ 1,106,971






AN-CON GENETICS, INC.
NOTES TO FINANCIAL STATEMENTS



NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)


Long-Lived Assets

Long-lived and assets consist of property plant and equipment, intangible assets.

Property, plant and equipment are recorded at cost less depreciation and amortization. Depreciation and amortization are accounted for on the straight line method based on estimated useful lives. The amortization of leasehold improvements is based on the shorter of the lease term or the life of the improvement. Betterment and large renewals which extend the life of the asset are capitalized whereas maintenance and repairs and small renewals are expenses as incurred. The estimated useful lives are: machinery and equipment, 7-15 years; buildings, 30 years; and leasehold improvements 10-20 years.

Intangible assets consist of patent rights and goodwill. Goodwill represents the excess of the cost of assets of the acquired companies over the values assigned to net tangible assets. These intangibles are being amortized by the straight-line method over a 5 to 20 year period.

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








AN-CON GENETICS, INC.
NOTES TO FINANCIAL STATEMENTS



NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)


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






AN-CON GENETICS, INC.
NOTES TO FINANCIAL STATEMENTS



NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)


Stock-Based Compensation (Continued)

 .        2. Shares issued in accordance with a plan for past or future services of an employee are allocated between the expired costs and future costs. Future costs are charged to the periods in which the services are performed. The proforma amounts of the difference between compensation cost included in net income and related cost measured by the fair value based method, including tax effects are disclosed.


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


NOTE 3.  ACQUISITION OF BSD BETA DEVELOPMENT CORP.

On February 9, 1998 the Company exchanged 5,000,000 of its shares valued at $4,900,000 or $.98 per share for all outstanding common shares and preferred shares of BSD Development Beta Corporation(the BSD), a development stage enterprise, and a subscription note receivable of $750,000.

The acquisition has been accounted for as a purchase, and accordingly, the total purchase price has been allocated to the acquired assets at their estimated fair values in accordance with the provisions of Accounting Principles Board Opinion No. 16. At the time of acquisition, the BSD did not have any liabilities and had not yet commenced its operating activities.

The estimated excess of the purchase price over the net assets acquired of $1,900,000 is being carried as intangible assets and will be amortized over its estimated life of 20 years.















AN-CON GENETICS, INC.
NOTES TO FINANCIAL STATEMENTS


NOTE 3.  ACQUISITION OF BSD BETA DEVELOPMENT CORP.(CONTINUED)

A summary of the BSD acquisition cost and the allocation of the purchase price to the assets acquired is as follows:


   Total acquisition cost:

     Market value of
     An-Con shares issued $4,900,000
       Subscription note receivable( 750,000)

                                          $4,150,000

    Allocated as follows:

       Cash               $  250,000
       Equipment           2,000,000
       Goodwill            1,900,000


                          $4,150,000


According to the acquisition agreement, the Company is holding 2,250,000 of the shares issued in escrow. These shares will be released upon collection of the $750,000 subscription note receivable, on or before August 9, 1998. In the case of default, the Company may take action against the issuer of the note or reclaim the shares issued.

Also, as a part of the agreement, the Company has pledged to issue 2,000,000 preferred shares to the seller of BSD and reacquire 2,000,000 common shares initially issued. If the Company fails to deliver the preferred shares by September 15, 1998, then the Company has to issue additional shares equal to $500,000 divided by the fair market value of An-con shares as determined no more than 10 business days prior to the delivery date.


NOTE  4.  SUBSEQUENT EVENT

Purchase of "Bovie"

On May 8, 1998 the company entered into an agreement with Maxxim Medical, Inc. (Maxxim) to purchase all rights, title and interest of Maxxims' electrosurgical product line associated with the name "Bovie". The Company has issued a secured convertible promissory note for $3,000,000 to Maxxim. The note is automatically convertible into 3,000,000 common shares of the Company upon filing an amendment to the certificate of incorporation in the state of Delaware. The amendment will increase the number of authorized share and make possible the issuance of 3,000,000 additional shares. The term of the note is ten years and it bears interest at the rate of 1% in excess of the prime lending rate.

The allocation of the purchase price to the assets acquired is as follows:

      Accounts receivable, inventory,
           equipment fixtures, and
           other assets   $1,272,701
                                    Goodwill   1,727,299

         Total assets     $3,000,000

AN-CON GENETICS, INC.
PART I.  FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward-looking Statements

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

All forward-looking statements included in this Form 10-QSB are based on information available to the Company on the date of this Report. The Company assumes no obligation to update the forward-looking statements. Investors should also consult the risks factors listed from time to time in the Company's Reports on Form 10-K and Annual Report to Stockholders.


Results of Operations

The results of operations over the three months ended March 31, 1998 show reduced sales and profitability, as compared to the first three months of 1997. The Company's sales revenues decreased by 7.5%, from $1,915,741 to $1,772,034. Gross profit percentage of 43.2% was down from 43.8% for the same period in 1997. Gross profit declined from $839,973 to $764,312. Decreased sales revenues were mainly attributable to lower sales revenues of non-medical lighting products. For the first quarter of 1998 and 1997 cauteries accounted for 39% and 47% of sales respectively.

Operating salaries and related expenses increased by 12.7%, from $348,260 to $392,511, in the three months ended March 31, 1998 as compared to the same period in 1997. The increase in salaries was largely attributable to a stock bonus to an officer which was valued at $40,000.

Research and development costs increased by 153% from $18,286 to $46,300 from the quarter ended March 31, 1997 to 1998. This was attributable to depreciation expense on the Company's reactors used to develop new products.

Expenses for professional services increased by 207% to $143,434 in the three months ended March 31, 1998, as compared to $46,795 in the same period of the previous year. The main reason for this increase was consulting fees associated with the settlement of various transactions.

Selling, General and Administrative expenses decreased by 7.5%. These expenses were $269,447 in the three month period ended March 31, 1998 as compared to $291,452 for the three months ended March 31, 1997.

Interest expense increased from $11,414 in the three months ended March 31, 1997 to $26,631 in 1998. The $15,217 (133%) increase in interest expense was mainly attributable to the Company's line of credit and term loan which began at the end of the first quarter of 1997.

AN-CON GENETICS, INC.
PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

Results of Operations (continued)

The operating loss was $94,394 in the first quarter of 1998 as compared to an operating income $135,180 in the same period in 1997.

The Company had a net loss of $170,884 for the three months ended March 31, 1998 as compared to net income of $125,193 in 1997 for the same period. The reasons for the decrease of $229,574 (170%) in the operating income and $296,077 (236%)in net income include: $75,661 reduction in gross profit; $76,667 one time consulting fees; $40,000 bonus to an officer; additional $26,849 in depreciation charges on the reactors purchased; $12,000 of interest expense on bank loans; and the extraordinary expense of $49,894 paid for legal fees to settle a lawsuit.

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

During the first three months of 1998, international sales of the Aaron Medical product line declined by 17%. These sales were $414,931 which represented 23% of total sales, while in 1997 total international sales were $500,537 and 26% of total sales. The Company expects sales to increase when it receives its ISO9000 certification in the 3rd quarter of 1998.


Financial Condition

As of March 31, 1998, the amount of cash was $131,531 as compared to $108,123 at March 31, 1997. Cash used by operating activities was $44,531 in the first quarter of 1998 as compared to $118,664 cash provided by operations in 1997. Net working capital of the company on March 31, 1998 was $745,761 as compared to $891,187 in 1997.

Investing activities utilized $70,546 in cash during the first three months of 1998, compared to $100,332 in the first three months of 1997. In 1998, the Company continued its policy of investing in property, plant and equipment needed for future business requirements, including manufacturing capacity.

The Company's ten largest customers accounted for approximately 57% of net revenues for the first three months of 1998. At March 31, 1998, the same ten customers accounted for approximately 56% of outstanding accounts receivable.

Cash flows from financing provided $198,362 and $206,219 in the first three months of 1998 and 1997, respectively. The most significant financing activities in the three months ended March 31, 1998 were the receipt of $250,000 from the purchase of BSD. The amounts of the term and the line of credit loans repaid were $15,000 and 12,501, in the first quarter of 1998.






AN-CON GENETICS, INC.
PART I.  FINANCIAL INFORMATION (CONTINUED)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS (CONTINUED)


Financial Condition(continued)

The Company believes that it has the financial resources needed to meet business requirements in the foreseeable future, including capital expenditures for the expansion of its manufacturing site, working capital requirements, and product development programs, which includes its recent acquisition and transition of the Bovie product line manufacturing operation to its facility in St. Petersburg, Florida.

Outlook

The Company, believes that the world market for disposal medical products, such as the Company's battery-operated cauteries, has significant growth potential because these types of products have not been affordable or effectively marketed outside the U.S. Because of these factors, the Company has designed certain disposable products to be reusable. The Company presently has a significant portion of the U.S. cautery market and does not expect a dramatic growth in sales of cautery-related products domestically unless an OEM arrangement can be obtained with a co-leader in this market.

The Company, has focused on expanding its line of electrosurgical products. Electrosurgical products sold by the Company are the standard stainless steel electrodes, the patented Multi-Function Cautery, and the Aaron 800 high frequency desiccator. The Aaron 1200 will be introduced in the second quarter of 1998 as well as the Bovie product line of generators and accessories.

In the first quarter of 1998 sales of Resistick, the Company's line of reduced stick electrodes, ceased due to the settlement of the MegaDyne lawsuit. Except for the possible introduction of new electrosurgical products and the Bovie product line of generators and accessories, the Company does not expect electrosurgical sales to increase in 1998 significantly.

Aaron through its private label capacity sees unique opportunities in the domestic market as its competitors do not private label. The electrosurgical product line is a larger market than the company has normally sold into and is dominated by two main competitors, VallyeLab and Conmed. Electrosurgical product sales moved from fifth place to second in total Company sales by product line in 1997.


Non-Medical Products

The Company is expanding its line of flexible lighting products with the addition of a higher quality flexible light unit. The higher quality version of the Bend-A-Lite will be sold into the same markets as the Company presently sells its less expensive units. Sales for the first quarter of 1998 have been lower than expected due to competition from foreign imports.


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS (continued)

Liquidity and Future Plans(continued)

direction. Other products and technologies are being evaluated for future development by the Company through its manufacturing and licensing agreement with Advanced Refractory Technologies and by its recent acquisition of the Bovie product line and technologies.

In order to continue its strong international sales growth and maintain its ability to sell in Europe, management is implemented an ISO9000/EN46001 quality system and expects to be certified and have its CE mark (International Quality control) by the third quarter of 1998. The Company had obtained a one year line of credit with a local commercial bank for $400,000 and a three year $150,000 loan for capital improvements. Interest on these loans is to be paid at 1% over prime. Balances on these loans were $245,000 and $91,395 as of May 15, 1998, respectively.

The company's credit line with its commercial bank terminated on April 1, 1998 without the Company paying off its outstanding balance. The company, which is in technical default, has applied for a renewal in its line of credit and is awaiting a decision by the bank.

An-Con believes that it has the product mix, facilities, personnel, and competitive and financial resources for continued business success, but future revenues, costs, margins, product mix and profits are all subject to the influence of a number of factors, as discussed above.

AN-CON GENETICS, INC.
PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


See Form 10-KSB for the year ended December 31, 1997.  Part I, Item 3.


ITEM 2.  CHANGES IN SECURITIES

There have been no changes in the instruments defining the rights or rights evidenced by any class of registered securities.

There have been no dividends declared.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

In February of 1997, the 10 year notes came due and the Company offered each bond holder 2,200 shares of common stock for their $1,000 bond and accrued interest of $550. Nineteen bondholders accepted the offer and forty-three bondholders received cash for their bonds and accrued interest. The balance of the bondholders have not redeemed their bonds or accepted the shares offered.


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