Form 10QSB
period 1998-06-30
AN CON GENETICS INC
filed 1998-08-21
CIK 719135

U.S. Securities and Exchange Commission
Washington D.C. 20549
Form 10-QSB

(Mark One)

[ X ]  QUARTERLY REPORT UNDER SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1998
[    ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE EXCHANGE ACT

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





















  AN-CON GENETICS, INC.
FORM 10-QSB
QUARTERLY REPORT
JUNE 30, 1998

AN-CON GENETICS, INC.
INDEX TO FORM 10-QSB





Part I.   Financial Information

        Item 1:       Consolidated Financial Statements:

             Consolidated Balance Sheet -
               June 30, 1998

              Consolidated Statements of Operations
               for the six Months Ended June 30,
               1998 and 1997

                     Consolidated Statements of Cash Flows
                      for the six Months Ended June 30,
               1998 and 1997

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

     Item 4:  Submission of Matters to Vote
                of Security Holders

     Item 5:  Exhibits and Reports on Form 8-K

PART I. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

             AN-CON GENETICS, INC.
CONSOLIDATED BALANCE SHEET
JUNE 30, 1998

                           Assets


Current assets:

Cash                      $    164,755
Trade accounts receivable      997,250
Inventories                  2,056,259
Prepaid expenses                80,702
Deferred tax asset             175,010
Other receivables               36,624

      Total current assets   3,510,600

Property and equipment, net  3,451,202

Other assets:

Trade name                   1,850,039
License and manufacturing rights                   1,820,832
Goodwill, net                   28,275
Patent rights, net             255,346
Deposits                         4,905

                             3,959,397


                          $ 10,921,199


The accompanying notes are an integral part of the financial statements.

AN-CON GENETICS, INC.
CONSOLIDATED BALANCE SHEET
JUNE 30,1998
(CONTINUED)

Liabilities and Stockholders' Equity

Current liabilities:

Accounts payable               $    518,691
Accrued expense                     142,332
Notes payable - current portion     810,901
Due to shareholders                 100,845

      Total current liabilities   1,572,769

Long-term debt, net               3,044,217


Stockholders' equity:

Common stock par value $.015; 15,000,000
 shares authorized, issued and outstanding
 13,629,693 shares on June 30, 1998 204,363
Additional paid in capital       17,951,409
Accumulated deficit            (11,101,559)

                                  7,054,213
Subscription receivable        (   750,000)

Total stockholders' equity        6,304,213

                             $   10,921,199


The accompanying notes are an integral part of the financial statements.

AN-CON GENETICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997


                        1998      1997

Sales            $ 3,949,455                  $ 3,694,018
Cost of sales      2,249,221 2,071,504

Gross Profit       1,700,234 1,622,514

Operating expenses:

Research and development        87,296             41,144
Professional services279,144   167,810
Salaries and related costs     757,959            690,662
Selling, general and administrative               659,901   626,927

                   1,784,300 1,526,543

Gain (Loss) from operations (  84,066)            95,971

Other income (expense):

Interest         (   98,820)(  36,365)
Miscellaneous         11,662    12,793

                  (    87,158)                 (  23,572)

Income (loss)       ( 171,224)                    72,399



Provision for income tax  --                   (  21,719)
Realized benefit of loss
 carryforward              --                      21,719


Net income (loss)  $( 171,224)                 $   72,399


Earnings (Loss) per share

Income (loss) before extraordinary item:
 Basic                  ( .02)     .01
 Diluted                ( .02)     .01

Weighted average number of shares
outstanding                               10,914,6018,199,508

Weighted average of shares assuming
 conversion of securities       10,914,601 8,457,224


The accompanying notes are an integral part of the financial statements.
AN-CON GENETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE SIX MONTHS ENDED June 30, 1998 AND 1997

                         1998     1997
Cash Flows from operating activities
Net income (loss)   $(171,224)$ 72,399

Adjustments to reconcile net income
 to net cash provided by (used in)
 operating activities:
Depreciation and amortization  331,683            161,486
Common stock for services      110,668                 --

Changes in current assets and liabilities:
(Increase) in receivables   ( 205,425)          ( 96,222)
(Increase) decrease in inventories                 19,567  (139,781)
(Increase) decrease in prepaid expenses          (12,772)          4,243
Increase (decrease) in accounts payable           119,601      ( 16,103)
(Decrease) in accrued expense (91,767)          (193,909)
Decrease in other receivables                      20,639             --

Total adjustments      292,194                  (280,286)

Net cash provided by (used in)
 operating activities  120,970                  (207,887)

Cash flows from investing activities

(Increase)in fixed assets  (  206,807)          (169,582)
(Increase)in intangibles   (    8,388)          ( 10,986)
(Increase) in deposits           2,245                 --

Net cash used in investing activities         (  212,950) (180,568)

Cash flows from financing activities
Decrease in obligations under capital lease          --   (  4,628)
(Decrease) increase in notes payable             (23,751)   266,176
Issuance of shares     170,000      --
Exercise of stock options         62,240           50,000

Net cash provided by financing activities         208,489   311,548

Net increase (decrease) in cash and
 cash equivalents      116,509                  ( 76,907)

Cash and cash equivalents,
 beginning of period    48,246 120,900
Cash and cash equivalents, end of period        $ 164,755  $ 43,993

The accompanying notes are an integral part of the financial statements.




AN-CON GENETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE SIX MONTHS ENDED JUNE  30, 1998 AND 1997

Cash paid during the Six months ended June  30
                 1998          1997
Interest      $61,320       $39,837
Income Taxes      -0-           -0-


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

FOR THE SIX MONTHS ENDED JUNE 30, 1998

During the six months ended June 30, 1998 the Company issued 276,667 restricted shares for an officers bonus and consulting fees valued at $.40 per share for an aggregate of $110,668

The Company also issued 19,578 shares valued at $.40 per share to satisfy part of its obligation to the Xenetics Shareholders for the purchase of OmniFix $783,100.

On February 9, 1998 the Company issued 5,000,000 shares to purchase the outstanding shares of BSD Beta Development Corp. (BSD). The company valued this transaction at $.98 per share. (See Note 6 to the financial statements).

On May 8, 1998 the Company purchased the "Bovie" Tradename for
$18,772,299 and Bovie inventory of materials and work in progress for $1,122,701 by giving the seller, Maxxim medical, a convertible note for $3,000,000. (see not 4)

FOR THE SIX MONTHS ENDED JUNE 30, 1997

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


Inventories

Inventories are stated at the lower of cost or market. Cost is determined principally on the average cost method. Inventories at June 30, 1998 were as follows:

  Raw materials  $   1,187,102
  Work in process      682,473
  Finished goods       186,684

  Total            $ 2,056,259





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

The estimated excess of the purchase price over the net assets acquired of $1,900,000 is being carried as license and manufacturing rights and will be amortized over its estimated life of 20 years.














AN-CON GENETICS, INC.
NOTES TO FINANCIAL STATEMENTS


NOTE 3.  ACQUISITION OF BSD BETA DEVELOPMENT CORP.(CONTINUED)

A summary of the BSD acquisition cost and the allocation of the purchase price to the assets acquired is as follows:


   Total acquisition cost:

     Market value of
     An-Con shares issued $4,900,000
       Subscription note receivable( 750,000)

                                          $4,150,000

    Allocated as follows:

       Cash               $  250,000
       Equipment           2,000,000
       License and manufacturing rights   1,900,000


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

The allocation of the purchase price to the assets acquired is as follows:

      Accounts receivable, inventory,
           equipment fixtures, and
           Tradename      $1,272,701
                                    Goodwill   1,727,299

         Total assets     $3,000,000

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


Results of Operations

The results of operations over the six months ended June 30, 1998 show reduced and profitability, as compared to the first six months of 1997. The Company's sales revenues increased by 7%, from $3,694,018 to $3,949,455. Gross profit percentage of 43% was down from 44% for the same period in 1997. Gross profit increased from $1,622,514 to $1,700,234. Increased sales revenues were mainly attributable to purchase of the business of Bovie, which accounted for $180,000 in sales in the latter part of June. For the first half of 1998 and 1997 cauteries accounted for 43% and 41% of sales respectively.

Operating salaries and related expenses increased by 10%, from $690,662 to $757,959, in the six months ended June 30, 1998 as compared to the same period in 1997. The increase in salaries was largely attributable to a stock bonus to an officer which was valued at $40,000 and cost of living increases.

Research and development costs increased by 112% from $41,144 to $87,296 from the six months ended June 30, 1997 to 1998. This was attributable to depreciation expense on the Company's reactors used to develop new products.

Expenses for professional services increased by 66% to $279,144 in the six months ended June 30, 1998, as compared to $167,810 in the same period of the previous year. The main reason for this increase was consulting fees associated with the settlement of various transactions and the installation of computer software.

Selling, General and Administrative expenses decreased by 5%. These expenses were $659,901 in the six month period ended June 30, 1998 as compared to $626,927 for the six months ended June 30, 1997.





AN-CON GENETICS, INC.
PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

Results of Operations (continued)


Interest expense increased from $36,365 in the six months ended June 30, 1997 to $98,820 in 1998. The $62,455 (171%) increase in interest expense was mainly attributable to the Company's three million note to Maxxim for the purchase of Bovie.

Additional amortization of goodwill for the first six months of 1998 on Bovie and BSD transactions amounted to $94,810.

The operating loss was $84,066 in the first half of 1998 as compared to an operating income $95,971 in the same period in 1997.

The Company had a net loss of $171,224 for the six months ended June 30, 1998 as compared to net income of $72,399 in 1997 for the same period. The reasons for the decrease of $180,037 (188%) in the operating income and $243,623 (337%)in net income include: $33,150 reduction in gross profit; attributable to a low margin on Bovie product sales $76,667 one time consulting fees; $40,000 bonus to an officer; additional $43,835 in depreciation charges on the reactors purchased; $62,455 of interest expense on bank loans and new notes; and the expense of $40,017 paid for legal fees to settle a lawsuit.

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

During the first six months of 1998, international sales of the Aaron Medical product line declined by 5%. These sales were $858,024 which represented 21% of total sales, while in 1997 total international sales were $899,861 and 24% of total sales. The Company expects sales to increase when it receives its ISO9000 certification in the third quarter of 1998.


Financial Condition

As of June 30, 1998, the amount of cash was $164,755 as compared to $48,246 at December 31, 1997. Cash provided by operating activities was $120,970 in the first half of 1998 as compared to ($207,887) cash used by operations in 1997. Net working capital of the company on June 30, 1998 was $1,937,831 as compared to $1,008,545 in 1997.

Investing activities utilized $212,950 in cash during the first six months of 1998, compared to $180,568 in the first six months of 1997. In 1998, the Company continued its policy of investing in property, plant and equipment needed for future business requirements, including manufacturing capacity.

The Company's ten largest customers accounted for approximately 57% of net revenues for the first six months of 1998. At June 30, 1998, the same ten customers accounted for approximately 57% of outstanding accounts receivable.



AN-CON GENETICS, INC.
PART I.  FINANCIAL INFORMATION (CONTINUED)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS (CONTINUED)


Financial Condition(continued)

Cash flows from financing provided $208,489 and $311,548 in the first six months of 1998 and 1997, respectively. The most significant financing activities in the six months ended June 30, 1998 were the receipt of $250,000 from the purchase of BSD. The amounts of the term and the line of credit loans repaid were $11,250 and $12,501, in the first half of 1998.

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


Non-Medical Products

The Company is expanding its line of flexible lighting products with the addition of a higher quality flexible light unit. The higher quality version of the Bend-A-Lite will be sold into the same markets as the Company presently sells its less expensive units. Sales for the first half of 1998 have been lower than expected due to competition from foreign imports.






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

In order to continue its strong international sales growth and maintain its ability to sell in Europe, management has implemented an ISO9000/EN46001 quality system and expects to be certified and have its CE mark (International Quality control) by the third quarter of 1998. The Company had obtained a one year line of credit with a local commercial bank for $400,000 and a three year $150,000 loan for capital improvements. Interest on these loans is to be paid at 1% over prime. Balances on these loans were $245,000 and $91,395 as of May 15, 1998, respectively.

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