Form 10QSB/A
period 1998-06-30
AN CON GENETICS INC
filed 1998-08-24
CIK 719135

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


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

FOR THE SIX MONTHS ENDED JUNE 30, 1998

During the period ended June 30, 1998 the Company issued 276,667 restricted shares for an officers bonus and consulting fees valued at $.40 per share for an aggregate of $110,668.

The Company also issued 19,578 shares valued at $.40 per share to satisfy part of its obligation to the Xenetics Shareholders for the purchase of OmniFix for a total of $7,831.

On February 9, 1998 the Company issued 5,000,000 shares to purchase the outstanding shares of BSD Beta Development Corp. (BSD). The company valued this transaction at $.98 per share. (See Note 6 to the financial statements).

On May 8, 1998 the Company purchased the "Bovie" Tradename for
$1,877,299 and Bovie inventory of materials and work in progress for $1,122,701 by giving the seller, Maxxim medical, a convertible note for $3,000,000. (see not 4)

FOR THE SIX MONTHS ENDED JUNE 30, 1997

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

The estimated excess of the purchase price over the net assets acquired of $1,900,000 is being carried as license and manufacturing rights and will be amortized over its estimated life of 10 years.














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


NOTE  4.  PURCHASE OF BOVIE TRADENAME

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

The allocation of the purchase price to the assets acquired is as follows:

      Inventory and
           equipment fixtures $1,272,701
                                    Tradename  1,727,299

         Total assets     $3,000,000

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


Results of Operations

The results of operations over the six months ended June 30, 1998 show reduced profitability, as compared to the first six months of 1997. The Company's sales revenues increased by 7%, from $3,694,018 to $3,949,455. Gross profit percentage of 43% was down from 44% for the same period in 1997. Gross profit increased from $1,622,514 to $1,700,234. Increased sales revenues were mainly attributable to purchase of the business of Bovie, which accounted for $180,000 in sales in the latter part of June. For the first half of 1998 and 1997 cauteries accounted for 43% and 41% of sales respectively.

Operating salaries and related expenses increased by 10%, from $690,662 to $757,959, in the six months ended June 30, 1998 as compared to the same period in 1997. The increase in salaries was largely attributable to a stock bonus to an officer which was valued at $40,000 and cost of living increases.

Research and development costs increased by 112% from $41,144 to $87,296 from the six months ended June 30, 1997 to 1998. This was principally attributable to depreciation expense on the Company's reactors used to develop new products.

Expenses for professional services increased by 66% to $279,144 in the six months ended June 30, 1998, as compared to $167,810 in the same period of the previous year. The main reason for this increase was consulting fees associated with the settlement of various transactions and the installation of computer software.

Selling, General and Administrative expenses increased by 5%. These expenses were $659,901 in the six month period ended June 30, 1998 as compared to $626,927 for the six months ended June 30, 1997.





AN-CON GENETICS, INC.
PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

Results of Operations (continued)


Interest expense increased from $36,365 in the six months ended June 30, 1997 to $98,820 in 1998. The $62,455 (171%) increase in interest expense was mainly attributable to the Company's three million dollar note to Maxxim for the purchase of the Bovie tradename and inventory.

Additional amortization of intangible assets for the first six months of 1998 on Bovie and the BSD transactions amounted to $94,810.

The operating loss was $84,066 in the first half of 1998 as compared to an operating income $95,971 in the same period in 1997.

The Company had a net loss of $171,224 for the six months ended June 30, 1998 as compared to net income of $72,399 in 1997 for the same period. The reasons for the decrease of $180,037 (188%) in the operating income and $243,623 (337%)in net income include: $33,150 reduction in gross profit; attributable to a low margin on Bovie product sales; $76,667 one time consulting fees; $40,000 bonus to an officer; additional $43,835 in depreciation charges on the reactors purchased; $62,455 of interest expense on bank loans and new notes; and the expense of $40,017 paid for legal fees to settle a lawsuit.

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

The company's credit line with it's commercial bank terminated on April 1, 1998 and was renewed on April 30, 1998.

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