Form 10KSB/A
period 1997-12-31
AN CON GENETICS INC
filed 1998-08-26
CIK 719135

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-KSBA-2
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended December 31,1997

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

Commission file number           0-12183

AN-CON GENETICS INC.
(Name of small business issuer in its charter)
       Delaware                  11-2644611
(State or other               (IRS Employer
jurisdiction)                of incorporation
                              or organization)
                            Identification No.)

734 Walt Whitman Road, Melville, NY 11747
(Address of principal executive offices) (Zip Code)

Issuer's telephone number (516) 421-5452
Securities registered under Section 12(b) of the Exchange Act:
Title of each class  Name of each exchange on which registered
N/A

Securities registered under Section 12(g) of the Exchange Act:
Common
(Title of class)

Check whether the issuer (I) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes [X] No[   ]

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
13,279,948.
DOCUMENTS INCORPORATED BY REFERENCE

There are no documents incorporated by reference.

An-Con Genetics, Inc.
1997 Form 10-KSB Annual Report


Table of Contents


Part I
Page

Item   1.   Description of                                  Business

Item   2.                                                   Properties

Item   3.   Legal                                           Proceedings

Item   4.   Submission of Matters to a Vote of
            Security                                        Holders


Part II

Item   5.   Markets and Market                              Prices

Item   6.   Management's Discussion and                     Analysis

Item   7.   Financial Statements   (See Financial Section)

Item   8.   Changes in and Disagreements with Accountants
            on Accounting and Financial                     Disclosure


Part III

Item   9.   Directors, Executive Officers, Promoters
            and Control                                     Persons

Item   10.                                                  Remuneration

Item   11.  Security Ownership of Certain Beneficial
            Owners and Management of An-                    Con

Item   12.  Certain Relationships and Related               Transactions

Item   13.  Exhibits and Reports on Form 8-                 k

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

Although, Aaron's largest current product line is battery operated cauteries, the Company has shifted its focus to the manufacture and marketing of electrosurgical generators and
electrosurgical disposables.   This new focus is evident in the
development of the Aaron 800 and 1200 electrosurgical generators
(see below).

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

An-Con is a non-operating company while Aaron as a 100% owned subsidiary which accounts for 100% of operations.

Licensed Products

OmniFix II

The Company is the holder of a U.S. license to manufacture and market OmniFix II which is formulated to replace formaldehyde in hospital and clinical pathology laboratories.

The Company is currently seeking a joint venture partner or sublicensee to market and sell this product and is engaged in minimal marketing efforts.

New Company Products

Aaron 1200

Aaron has developed a 120 watts full-featured electrosurgical generator for outpatient surgical procedures for use in a variety of fields including dermatology, gynecology, and plastic surgery.



Aaron 800

The Aaron 800 is a low powered office based generator designed primarily for dermatology. The unit is a 30 watts high frequency desiccator used mainly for removing small skin lesions and growths in the doctor's office. This unit was designed with sufficient base technology to move towards manufacturing more powerful office based generators without requiring the additional time consuming expense of total redesign. Sales in 1997 totaled in excess of $650,000.


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

Battery Operated Cauteries

Aaron's largest current product line is battery operated cauteries. Cauteries were originally designed for precise hemostasis (to stop bleeding) in ophthalmology. The current use of cauteries has been substantially expanded to include sculpting woven grafts in bypass surgery, vasectomies, evacuation of subungual hematoma (smashed fingernail) and for stopping bleeding in many types of surgery. Battery operated cauteries were originally designed, and are still primarily delivered, as a sterile one-time use product in the USA. The Company manufactures more types of cauteries than any other company in the world at its facility in St. Petersburg. The Company also manufactures a line of replaceable battery and tip cauteries, which are popular in overseas markets.

Battery Operated Medical and Industrial Lights

Aaron, manufactures a variety of specialty lighting instruments for use in ophthalmology as well as patented flexible lighting instruments for general surgery, hip replacement surgery and for the placement of endotracheal tubes in emergency situations and prior to surgery. The lighting instruments have also been adapted for commercial and industrial use. The industrial lighting instruments are sold to automotive mechanics through Companies such as Snap-On Tools, MAC and Matco.

Nerve Locator Stimulator

Aaron manufactures three different nerve locator stimulators which, are primarily used for identifying motor nerves in hand and facial reconstructive surgery. These nerve locator stimulators are self-contained, battery operated units, which are used for a single surgical procedure. The Company has a patent on the Neuro Pulse II, which has a pulsing variable design.

Multi-Function Cautery

The Multi-Function Cautery (MFC) is a patented device, developed by a group of California surgeons, and acquired by An-Con for Aaron. The device combines, in one instrument, the capability for the surgeon to cut and/or coagulate, while simultaneously evacuating the smoke associated with electrosurgery and to remove fluids from the surgical site. The procedure is accomplished with one hand and without assistance.

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

Aaron's main competitors are Conmed in the electrosurgery market and Xomed in the battery operated cautery market. Management believes based upon recent developments that the Company has the ability to aggressively compete in these markets.

Regulation

Many medical products are subject to guidelines, regulations and testing requirements by federal and state authorities including the Food and Drug Administration ("the FDA"). In the United States, the FDA imposes standards, which may affect the clinical testing, manufacture and marketing of certain products. Compliance with the standards and requirements involving product safety, efficacy and labeling may prove to be very expensive and time consuming. No assurance can be given that the regulatory authorities will render the requisite approval of the marketing of some of the products that the Company plans to market. Other countries usually impose regulatory requirements concerning the development, testing, marketing and manufacture of certain products, which influence the overseas sales potential of these products.

In June 1995, pursuant to an inspection of the facilities of the Company's subsidiary Aaron, the FDA issued a warning letter advising of federal good manufacturing practices ("GMP") deficiencies. On July 12, 1995, the FDA indicated that while the Company's response appeared adequate, further verification was needed before the FDA would be in a position to support the approval of any pending pre-market submissions, or related Export Certificates for the Company's products. After follow-up correspondence, on December 15, 1995, the FDA acknowledged that the Company's corrective action plan dated November 27, 1995, appeared adequate. However, the FDA determined that it was necessary to set another evaluation date for May 1996 to ascertain whether the Company was meeting GMP guidelines. This date was extended to March 1997 when the FDA made its inspection.

The FDA determined in its March 1997 inspection that the Company was in compliance with GMP guidelines and was now clear to submit new product applications.

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

Research and Development

The approximate amount expended by the Company on research and Aaron products during the years 1997 and 1996, totaled $96,738 and $105,681, respectively. The Company has not incurred any direct costs relating to environmental regulations or requirements.

Employees

In January 1995, the Company acquired Aaron, which then gave the Company approximately 60 employees. Presently the Company has a total of approximately 80 employees. These consist of 5 executives, 6 administrative, 5 sales, and 64 technical or factory employees. The Company employs an unsalaried Vice-President for Far Eastern affairs.


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


Background

Aaron Medical Industries, Inc., is a Florida Corporation with offices and manufacturing facilities in St. Petersburg, Florida. It is principally engaged in the business of manufacturing and marketing medical products. Aaron manufactures and sells its products under its own label to distributors worldwide. Additionally, Aaron has contracts with hospital groups purchasing organizations such as Amerinet, Medecon, Magnet, and Purchase Connection.



RECENT ACQUISITIONS BY THE COMPANY


Item 2.   Properties.

The Company had moved its executive offices to the Aaron facility located at 7100 30th Avenue N., St. Petersburg, Florida
33710-2902, during the first quarter of 1995.

The Company has additional executive office space at 734 Walt
Whitman Road, Melville, which it leases for $1,226.83 per month.
The lease runs through the year 2000.

As part of the purchase of 7100 30th Avenue North, St. Petersburg, Florida (manufacturing facility), the seller acknowledged it had previously conducted assessments to document environmental conditions existing on the property, the results of which, are set forth in a June 23, 1994 Contamination Assessment Report (CAR) and a January 27, 1995 Contamination Assessment Addendum (CARA). The Florida Department of Environmental Protection (FDEP)stated in a letter, dated March 31, 1995, that based on their review of the CARA, the CAR could not be approved and that additional work was needed to be performed.

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

At the request of the FDEP, GEO-Ambient will conduct an additional water test in July of 1998.

The nature and extent of the environmental work or even if any is required has not yet been determined by the FDEP. Therefore, no work has been completed by the seller.

Advanced Refractory Technologies, Inc. ("ART") and BSD
Development Beta Corporation ("BSD") Asset and Corporate
Acquisitions.

On February 9, 1998 the Company entered into a series of contemporaneous agreements ("Contemporaneous") and transactions involving two non-affiliated companies, Advanced Refractory Technologies, Inc. ("ART") a privately held New York corporation engaged in research and development of a certain patented diamond-like nanocomposite technology for the coating of products ("DYLYN" Technology"), and BSD Development Beta Corporation, a privately held Delaware corporation, As a result of the aforesaid transactions, the registrant acquired certain job-coating equipment valued at $2,000,000 and consisting of two DYLYN deposition reactors inclusive of components and two electro-blade surgical mounting fixtures (the "Equipment") for coating electro-surgical blades and other specified medical devices utilizing the DYLYN Technology. The aforesaid, in addition to the acquisition by the Company of the Equipment, resulted in the acquisition by it of an exclusive 10-year license to use the DYLYN Technology to jobcoat specified medical products together with a manufacturing arrangement with ART whereby ART will operate and maintain the equipment for the use of the DYLYN Technology under the License Agreement at Art's location in
Buffalo, New York.   The company acquired all of the outstanding
securities of BSD which is now a wholly owned subsidiary of registrant.

The license is an exclusive 10-year license to use the DYLYN technology to job-coat specified medical products for marketing anywhere in the world. It provides essentially for payment of a royalty to ART based upon net revenues derived by the registrant directly or indirectly from the sale of products or fees from sub-licensees utilizing the DYLYN Technology. The exclusivity of the license is contingent upon ART receiving minimum job-coating fees of $200,000 in the first contract year (estimated to commence August 1, 1998) and increasing by $100,000 per year for each succeeding contract year up to a minimum of $500,000 in the fourth contract year and each succeeding year thereafter.

The 10-year license is renewable for an additional 10-year period upon notice prior to 180 days of expiration, plus the payment by the registrant of $2 Million in cash or in shares of common stock of registrant having a fair market value aggregating $2 Million.

The license may be terminated by ART in the event of (a) registrant's failure to pay any fee due, (b) breach or default by registrant of any material term of the License Agreement or other related agreements between ART, BSD and or registrant; (c) breach or default of the Manufacturing Agreement; (d) registrant files a petition in bankruptcy or for an arrangement under any federal or state bankruptcy laws or is adjudicated insolvent; or (e) a petition is filed proposing adjudication of registrant as bankruptcy or insolvent, and such petition is not dismissed within 90 days after filing thereof.

Manufacturing Agreement

Pursuant to the Contemporaneous Agreements, the Company was assigned a Manufacturing Agreement dated February 9, 1998, which provides that ART will job-coat products pursuant to the registrant's specifications for a fee based upon its base cost as defined plus a percentage thereof, unless otherwise agreed. The manufacturing Agreement which is for a term of 5-years and renewable for an additional 5-years at the option of the registrant also provides for minimum annual job-coating fees which are to be offset against fees payable by the registrant to maintain exclusivity under the License Agreement. Maintenance of exclusivity of the License will satisfy and obviate the minimum annual job-coating fees payable under the Manufacturing Agreement.

Exchange of Shares

Pursuant to the Contemporaneous Agreements, the Company issued 2,000,000 shares of its stock to ART and acquired all of the outstanding shares of common stock of BSD and an 8% convertible Debenture of BSD in the principal amount of $750,000 in exchange for 3,000,000 shares of common stock of the company. Upon completion of such transactions, the Company issued a total of 5,000,000 shares and owned all of the outstanding securities of BSD which had licensing and manufacturing rights to operate the Equipment (which rights have been assigned to the Company), $250,000 in cash and a $750,000 secured note receivable.

Future Obligation of the Company

Pursuant to the contemporaneous Agreements, ART is entitled to exchange the 2,000,000 common shares of the Company for 2,000,000 shares of the Company's A Preferred Stock to be designated by management to have the specified rights and preferences (Preferred Stock) agreed upon in the contemporaneous agreements, on or before September 6, 1998. Subject to the approval of shareholders of a Certificate of Amendment of registrant's Certificate of Incorporation authorizing the shares of Preferred Stock, management shall immediately authorize and issue 2,000,000 shares which shall have the right and designations agreed to in the contemporaneous agreements. Among other things the Preferred Stock to be issued to ART is to be convertible into 2,000,000 shares of common stock of An-Con and shall have certain preferences on liquidation and anti-dilution aspects. In the event the Company is unable, for any reason, to deliver the Preferred Stock to ART on or before September 6, 1998, then, prior to September 15, 1998, An-con is to issue and deliver, without payment of any additional consideration by ART, an additional number of shares of An-Con's common stock having an aggregate fair market value of $500,000. Furthermore, in the event An-Con should issue any shares of any series or class of its preferred stock having substantially the same rights and preferences as the Preferred Stock without the prior consent of ART (which shall not be unreasonably withheld), then An-Con is to issue and deliver to ART, without payment of any additional consideration by ART, an additional number of shares of An-Con's common stock having an aggregate fair market value equal to $500,000.


Item 3.   Legal Proceedings


In February 1998 the Company settled its patent infringement lawsuit with MegaDyne by payment of $150,000 and a pledge not to sell coated blades in the electrosurgical market for six months.


Item 4.   Submission of Matters to a Vote of Security Holders

No Meeting of the Shareholders was held during 1997.








PART II


Item 5.

Markets and Market Prices

An-Con's common stock is traded in the over-the-counter market on the National Associations of Securities Dealers, Inc. Bulletin Board ("NASD Bulletin Board"). The table shows the reported high and low bid prices for the common stock during each quarter of the last eight quarters as reported by the NASD Bulletin Board (symbol "AGNT"). These Prices do not represent actual transactions and do not include retail markups, markdowns or commissions.

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


Item 6.   Management's Discussion and Analysis.

Results of Operations

An-Con's net revenues for 1997 were approximately $7.3 million as compared to $7.5 million for 1996, respectively. Sales of Aaron Medical accounted for substantially all of 1997 and 1996 sales. The decrease in sales of $114,619 (1.5%) was the net result of $194,770 (3%) increase in revenues from sale of medical products and $309,389 (24%) decrease in sales of non-medical products.
The sales for medical products represented approximately 87% of total sales in 1997 as compared to 83% in 1996. This was due to a decrease in non-medical lighting products of $309,517 which is directly attributable to one customer decreasing purchases from the Company. The Company believes this trend by this customer will continue in 1998 but at a lower rate. Percentage of gross profit from sales decreased from 45% in 1996 to 44% in 1997 principally due to slightly higher cost of materials.

Because the Company's sales volume and gross profit percentage , for the two years was approximately the same, cost of goods sold did not materially change from 1996 to 1997. During 1997 and 1996, Aaron's family of cauteries accounted for 43% and 39% of sales, and 39% and 33% of cost of goods sold, respectively.

In early 1998 the Company increased pricing on certain medical products by 10%. This should cause sales and margins to increase slightly in 1998.

Research and development expenses decreased by 8.5% from $105,700 to $96,738 from 1996 to 1997, respectively. The Company continued to invest in the development of ECU devices, and other Aaron products which is evidenced by acquisition costs in 1997 of $11,925. Research and development costs are made up of materials costs, engineering costs and payroll.

Research and development costs of the Company will increase in 1998 by the depreciation expense on the reactors the Company purchased from BSD (see note 18 to the financial statements subsequent events ( acquisition of BSD development Beta Corporation ). The Company is developing DYLYN coated products with these reactors. When the products being developed are marketed and the reactors are used for manufacturing, depreciation will be charged to operations. The Company estimated the lives of the reactors to be 10 years.

The increase in net interest of 16% amounting to $11,896 was mainly attributable to the Company's decision to utilize a bank line of credit and a term loan to finance its working capital needs.

The trend in interest costs should remain at 1997 levels or higher because the Company intends to maintain its credit line and refinance the first mortgage on its building.

The Company's effective income tax rate would have been 30% except that An-Con has loss carryforwards. For 1997 the Company recognized $8,577 in tax benefit for the current year.

General and administrative expenses of the Company increased by $141,249 (10.5%) from $1.3 million in 1996 to $1.5 million in
1997. This was mainly attributable to the settlement of the Megadyne lawsuit of $261,585.

Salaries increased by 9.6% from $1.1 million in 1996 to $1.2 million in 1997. The increase in salaries were in part because of hiring additional engineering and quality control personnel.

Total other costs as a percentage of sales were 38% in 1996 as
compared to 43% in 1997.   Total other costs increased due to the
Megadyne lawsuit.   For 1998 the Company believes total other
costs should not be significantly higher than they were in 1997.

Income from operations decreased to $77,994 in 1997, from $480,360 in 1996, a 84% decrease. Income from operations as measured by a percentage of sales was 6.4% in 1996 and 1.1% in 1997. The decrease of $402,366 from 1996 to 1997 was mainly attributable to a decrease in sales and gross profit of $309,517 and $183,441, respectively, on non-medical lighting sales and the Megadyne lawsuit.

Net income of the Company in 1997 was $28,591 as compared to $407,243 in 1996. Income decreased by $378,652 from 1996 to 1997. The primary reason for reduction of the net income was a $261,585 loss due to the settlement of a patent infringement lawsuit.

Cost of professional services increased by 15% from $259,400 in 1996 to $298,156 in 1997. Additional professional fees were related to the consulting and legal costs of acquiring new technologies and products. Legal fees in 1998 will increase because the Company has completed the BSD transaction and is negotiating to purchase the Bovie brand-name from Maxxim.



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

During 1997, international sales of the Aaron Medical product line continued to increase. These sales were $1.78 million, which represented 24% of total sales. This compares favorably to 1996 where total international sales were $1.51 million, representing 20% of total sales. The increase from 1996 to 1997 represents a 19%($281,867) increase in international sales volume.

Though consolidation in U.S. distribution continued in 1997, Aaron retained all distributor relationships and acquired preferred vendor status with industry leaders such as McKesson, General Medical, Owens & Minor, and Physician Sales & Service. Preferred vendor status denotes participation in a variety of sales and marketing programs whereby the Company grants preferred pricing and/or rebates to a customer and the customer provides a variety of benefits such as preferred marketing advertising, and distribution of the Company's products. Aaron entered into a vendor focus agreement with Owens & Minor and an exclusive U.S. sales agreement with Physician Sales & Services for the Aaron
800.  Additional sales were generated by electrosurgical product
OEM agreements.

An adequate supply of raw materials is available from both domestic and international suppliers. The relationship between the Company and its suppliers is generally limited to individual purchase order agreements, supplemented by contractual arrangements with key vendors to ensure availability of certain products. The Company has developed multiple sources of supply where possible.

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

Discontinued Operations

As part of a lawsuit settlement with a competitor of the company, the company agreed to discontinue sales of its coated blade products. Sales and gross profits from this product for 1996 and 1997 were $370,677 - $489,582 and $203,131 - $332,916, respectively. The company is developing a new line of coated blade products, that the Company believes is proprietary, which the Company believes will be marketed in the second half of 1998. The cost of the discontinued operations in 1997 was $261,585.

Financial Condition

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

In 1997, the major sources of financing were $485,000 gross, borrowing from the bank line of credit and $150,000 term loan from the bank. The cash used in financing activities were principally to repay the line of credit and long term debt, $225,000 and $41,936 respectively.

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

The Company has focused on expanding its line of electrosurgical products. Electrosurgical products sold by the Company are the standard stainless steel electrodes, the patented Multi-Function Cautery, and the Aaron 800 high frequency desiccator and the as Aaron 1200. The Aaron 1200 will be introduced in the second quarter of 1998.

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

Non-Medical Products

The Company for 1997, sold $.962 million of its flexible lighting products used primarily in the automotive and locksmith industries. Approximately $.627 million was sold to one customer. The Company is expanding this market line with the addition of a higher quality flexible light unit. The higher quality version of the Bend-A-Lite will be sold into the same markets as the Company presently sells its less expensive unit.

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

The Company's future results of operations and the other forward-looking statements contained in the Outlook, in particular the statements regarding growth in the medical products industry, capital spending, research and development, and marketing and general and administrative expenses, involve a number of risks and uncertainties. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially, are the following: business conditions and the general economy; competitive factors such as rival manufacturers' availability of products at reasonable prices; risk of nonpayment of accounts receivable; risks associated with foreign operations; and litigation involving intellectual property and consumer issues.

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

PART III

Item 9.   Directors, Executive Officers, Promoters and Control
Persons


        Name   Age            Position    Director
since

J. Robert Saron               45          Chairman of the
               Board          August, 1994
               Chief Executive
               Officer, Director

Andrew Makrides               56          President,
               Director       December,1982

Joseph F. Valenti        81   Director         October, 1995

George W. Kromer         56   Director         October, 1995

Delton Cunningham        33       Secretary, Treasurer
               Vice President/CFO

Tsang Yang Tseng         51           Vice-President
               Far East Affairs

Moshe Citronowicz        45           Executive Vice President
               Chief Operating Officer


J. Robert Saron, age 45, President and Chairman of the Board, holds a Bachelors degree in Social and Behavioral Science from the University of South Florida. From 1971 through 1979 Mr. Saron served in various capacities with Saron Pharmaceutical Corporation and Home Breathing Care, Inc. In 1979 Saron Pharmaceutical Corporation and Home Breathing Care, Inc. were acquired by Key Energy Enterprises, Inc. and were renamed Key Medical, Inc. Mr. Saron was named Vice President of Key Medical, Inc. and served on the Board of Directors of Key Energy Enterprises, Inc. In 1983 Mr. Saron became President of Key Medical, Inc. In January 1984 Mr. Saron joined Suncoast Medical Manufacturing, Inc. In 1985 Suncoast acquired Key Technologies, Inc. and Mr. Saron became Vice President of the Corporation.
From 1988 to present Mr. Saron has served as President and director of Aaron Medical Industries, Inc. (formerly Suncoast Medical Manufacturing, Inc.). In March, 1995 Mr. Saron was elected Chairman and Chief Executive Officer of An-Con Genetics, Inc.

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

Delton N. Cunningham, age 33, Vice President and Chief Financial Officer holds a Bachelor of Science in Accounting from the University of Florida. He is a Certified Public Accountant and is a member of the American Institute of Certified Public Accountants and the Florida Institute of Certified Public Accountants. Mr. Cunningham began his career with the Miami office of Arthur Anderson & Company. In June of 1991 Mr. Cunningham joined Aaron Medical Industries, Inc., as the Company's Chief Financial Officer. In June of 1992 Mr. Cunningham became Vice President of Aaron Medical Industries, Inc. and in April of 1993, he was elected Corporate Secretary of Aaron by the Board of Directors.





Tsang Yang Tseng, age 51, is a medical doctor and the owner of several medical clinics in Taiwan and has other business operations in Far East Asia. Currently he also serves as the Vice President in charge of Far Eastern affairs for the Company. In the first quarter of 1998 Dr. Tseng resigned as an officer of the Company citing personal time restraints.

Joseph F. Valenti, age 81 filled a vacancy on the Board of Directors and became a member of the Board of Directors on October 1, 1995. He is the former Vice-President of the International Division of Aaron Medical Industries, Inc. and retired as of January 1, 1995, from that position. He continues to be the principal shareholder and chief executive officer of Valpex International Corporation, a company which, is wholly owned by him, engaged in the import of products. This import company is a major supplier of the Company's light bulbs which, are used in the Company's various manufactured products. The prices paid by the company for the products are competitive with those from other sources. He received a Bachelor of Arts Degree in Languages from the College of the City of New York in 1939. He has been associated with Aaron Medical Industries, Inc. and its predecessor companies since 1980 and was charged with developing the international sales department and increasing exports sales on behalf of Aaron.

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

                              REMUNERATION

Item 10. The following table sets forth the compensation paid to the executive officers of the registrant for the three years ended December 31, 1997:

Summary Compensation Table
Annual Compensation


Name and
Principal                           Annual
Position       Year    Salary  Bonus(a)

J. Robert Saron
CEO/Chairman     1997$155,865           $ 2,460
       1996   143,000  42,600
       1995   116,000  39,600

Andrew Makrides
President     1997   103,382   1,784
              1996    90,000   8,400
              1995    77,000  11,800

Moshe Citronowicz
Executive
Vice President-
Chief Operating         1997 107,044     1,921
Officer       1996   104,600  11,200
              1995    97,000  11,800

Delton Cunningham
Secretary, Treasurer,
Vice President/CFO      1997  90,325     1,516
              1996    86,000   8,400
              1995    82,900   8,800

(a) In 1997, the officers waived their right to 1996 bonuses and the bonuses were cancelled.

Long Term Compensation

       Awards Pay-outs   Securities
                    Restricted                 Underlying
    Other (b)    Stock   Option/
    Year          Compensation    Awards
    SARS (#)      Pay-outs

J. Robert Saron
CEO/Chairman  1997     $9,352       --  --   --
    1996 8,100     --  90,000       --
    199523,700     --      --       --

Andrew Makrides1997     9,598       --  --   --
    1996 9,700     --  70,000       --
    1995 8,000     --      --       --

Moshe Citronowics
Executive Vice
President-Chief
Operating     1997      9,352       --  --   --
    1996 8,100     --  25,000       --
    1995 8,000     --      --       --

Delton Cunningham
Secretary, Treasurer,
Vice President/
CFO 1997 9,262     --      --       --
    1996 7,400     --  55,000       --
    1995 8,000     --      --       --

(b) Other compensation consists of medical insurance, life insurance and automobile allowance.

                         Option/SAR Grants Table

            Values of
    securities
     Number of                               underlying
      shares                                 unexercised
     Acquired                                       options on
      on Value    FY-END(#)                  sar/s at

Name and
Principal Position Year  Exerciseable       Realized
Exercisable

J. Robert Saron
CEO       1997      --          --            --
  1996  --          --     101,250
  1995  --          --          --


Andrew Makrides
President     1997          --         --            --
        1996    --          --     78,750
        1995    --          --         --

Moshe Citronowicz
Vice President
Operations    1997          --         --            --
        1996    --          --     28,125
        1995    --          --         --

Delton Cunningham
President/ Secretary,
Treasurer, Vice,
CFO     1997    --          --         --
        1996    --          --     61,875
        1995    --          --         --

(b) Other compensation consists of medical insurance and auto.

Outside Directors are compensated in their capacities as Board members through option grants. The Company's Board of Directors presently consists of J. Robert Saron, the CEO, Andrew Makrides, President, Joseph F. Valenti and George W. Kromer, Jr. Mr. Saron is also CEO of Aaron. Mr. Kromer has been retained on a month-to-month basis pursuant to verbal agreement as a financial and public relations consultant by An-Con for the past year at an average monthly fee of $1,000.

In 1996 and 1997 George Kromer and Joseph Valenti were awarded
105,000 and 120,000 options, respectively, each for five to ten years to purchase An-Con stock from .75% to $1.125 per share.

There have been no changes in the pricing of any options previously or currently awarded.

On the 8th of September, 1995, the Company entered into an employment agreement which (a) J. Robert Saron, providing for Mr. Saron to act as an executive employee of the Company. The agreement was for a period of 5 years and provided for compensation in the amount of $118,335 per year plus additional amounts for automobile allowance ($600 per month) and a bonus equal to 10% of the Company's pre-tax profits in excess of the first $200,000 of profit in any given year. The agreement also provides for annual cost of living percentage increases as to salary and automobile allowance. In addition to the foregoing, the agreement provides for a vacation of three weeks per year, reimbursement of business expenses, group insurance and life insurance. The agreement may be terminated (a) upon the death of Mr. Saron, or (b) on thirty (30) days notice by Mr. Saron to terminate, or (c) by the Company, (i) without cause, upon the majority approval of the Board of Directors on thirty (30) days written notice (wherein the Company shall be obligated to pay the employee compensation under the agreement for the balance term of the agreement) and (ii) the employee may elect, in lieu of (i) above, to cancel his agreement and obtain severance payments equal to three times the annual salary and bonus in effect during the month preceding such termination; or (d) by the Company for cause, if during the time of employment, the employee violates the covenant not to compete provisions of the agreement, or is found guilty of a felony or crime of moral turpitude. The agreement provides for a covenant not to compete directly or indirectly against the Company for a period of one year. Such agreement also provides for indemnification of Mr. Saron for any liability while acting as an officer and director of the Company except in the instances where it is determined by a court of competent jurisdiction that (a) he has breached his duty of loyalty to the corporation or the shareholders, or (b) acted not in good faith or intentionally improperly, or (c) paid unlawful dividends or made unlawful stock purchases or redemptions, or (c) otherwise engaged in a transaction in which he received improper personal benefit against the interests of the corporation or its shareholders.

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

In May of 1997 the officers as a group waived their right to the bonuses and set forth in their contracts. The board of directors will determine future bonuses.


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

            Number of  Nature  Percent.
Name and      Title    Shares     of           of
Address     of Class    ownedownership(i)   shares(i)

5% Beneficial
 Owners

Tsang Yang
 Tseng    Common Stock  666,666  Includes   7.14%
190-1 Ming-Chun                                     Shares only
 Road
Chi-Yi, Taiwan

Robert Speiser
(ii)Common Stock       753,333   Includes             8.07%
1340 Boca Ciega                 Shares only
Isle Drive
St. Petersburg,
Florida 33706


Directors

J. Robert Saron
(iii)(V)     Common Stock    522,976                 Includes5.60%
Ashley Drive                 90,000  shares
Seminole, FL 34642            reserved for
                       options

J.Valenti    Common Stock     177,205                Includes    1.90%
5700 mariner drive            120,000 shares
Tampa, Florida 33609           reserved for
                                  options

G. Kromer    Common Stock     105,000                Includes    1.12%
P.O. Box 188                  105,000 shares
Farmingdale, NY 11738                                reserved
for
                                  options

A.Makrides   Common Stock     420,667                Includes    4.50%
20 Damin Circle                70,000 shares
St. James, NY 11780                                reserved for
                       options

Officers and Directors
as a Group   Common Stock   1,528,497                Includes   16.37%
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


Item 12.   Certain Relationships and Related Transactions

On January 11, 1995, the Company acquired Aaron Medical Industries, Inc. which was accounted for by the purchase method. Total assets acquired were valued at $2,012,800 and liabilities assumed were valued at $681,000. In order to properly transfer the shares agreed upon to the Aaron shareholders the arrangement called for the shares to be registered so they could be freely traded. The assets were valued at $335,800 more than their cost basis, which created goodwill.

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

The related party transaction between the Company and Valpex International Corporation were on terms that were no less favorable than could have been obtained in an arms' length transaction with an unrelated third party. At the time the Company entered into its agreement with Valpex International Corporation the agreed upon pricing was substantially better than other pricing available in the market.

Speiser

On December 29, 1992, Robert Speiser, the then Chief Executive Officer of An-Con, obtained a Confession of Judgment in the Supreme Court, State of New York, Counties of Suffolk and Westchester, for amounts due on loans to the Company of $92,239 and $190,957, inclusive of interest at 12% to May 27, 1992 and 9%
thereafter.   These loans represent amounts claimed by Mr.
Speiser to have been expended on behalf of the Company and funds loaned to the Company. As reported to the Board of Directors, of which Mr. Speiser was Chairman, Mr. Speiser's actions were motivated solely to deter threatened action by the landlord to file a judgment at that time of $41,700 in rental arrears on the then Melville, NY lease.

Mr. Speiser has indicated that he does not intend to enforce this judgment. On March 29, 1993 and in subsequent letters of instruction to the Sheriff of Suffolk County, Mr. Speiser requested that the execution of the above-mentioned judgments be held in abeyance for a 60-day period, until August 30, 1993. On February 28, 1994, the execution order expired. As of December 31, 1997, the Company had repaid $235,100 of the principal amount upon which the aforesaid judgments were based. The Company has accrued a liability for $73,800 to Mr. Speiser, which was the balance of his loan to the Company and accrued interest on that loan. Mr. Speiser is disputing this amount because he feels he is due additional interest and back wages he estimated to be an additional $80,000.

See ?certain Relationships and related Transactions. Presently there is no lawsuit between the Company and Mr. Speiser.

See "Certain Relationships and Related Transactions".  The
Company is presently trying to settle Mr. Speiser's claim.

Item 13.   Exhibits and Reports on Form 8-k
No Form 8-k was filed in the fourth quarter of 1997.
SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Petersburg, State of Florida, on March 29, 1997.
                           An-Con Genetics, Inc.


                           By: S/J.Robert Saron
                           Robert Saron
                           Chairman of the Board
                           Chief Executive Officer


POWER OF ATTORNEY

Each person whose signature appears below, hereby appoints Robert Saron, Andrew Makrides, Joseph Valenti, George W. Kromer, and Delton Cunningham and any one of them, as his true and lawful attorneys-in-fact and agents with full power of substitution, for him and his name, in any and all capacities, to sign any or all amendments to this report, and to file the same with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

s/ J.Robert Saron   Chairman of the Board
J. Robert Saron     Chief Executive Officer, Director
               April 14, 1998

S/Andrew Makrides   President, Director
Andrew Makrides     April 14, 1998

S/Joseph F. Valenti Director
Joseph F. Valenti   April 14, 1998

S/George W. Kromer  Director
George W. Kromer    April 14, 1998

S/Delton N. Cunningham   Secretary, Treasurer
Delton N. Cunningham     Principal Accounting Officer
               April 14, 1998

















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

Consent of Certified Public Accountant

Independent Auditors' Report

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

AN-CON GENETICS, INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 1997
(Continued)


                  LIABILITIES AND STOCKHOLDERS' EQUITY

                               Liabilities

                                 Current liabilities:

                                   Accounts payable$   399,090
                                   Accrued expenses  235,790
                                   Notes payable - current portion  804,762
                                   Due to shareholders               99,154

                                        Total current liabilities 1,538,796

                                   Long-term debt74,107


                                 Stockholders' equity:

  Common stock par value $.015;
  15,000,000 shares authorized,
   issued and outstanding 8,279,948
  Shares, on December 31, 1997                  124,071
  Additional paid in capital                 13,030,962
  Accumulated deficit  (10,930,335)
  Total stockholders' equity                  2,224,698

                                   Total liabilities and
                                   Stockholders' equity$ 3,837,601


The accompanying notes are an integral part of the          financial
statements.














AN-CON GENETICS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                            1997      1996

Sales       $   7,371,281                      $   7,485,900
Cost of sales   4,138,774 4,134,434

Gross Profit    3,232,507 3,351,466

Other costs:
Research and development     96,738                  105,681
Professional services       298,156                  259,406
Salaries and related costs1,280,370                1,168,019
Selling, general and
 administration 1,479,249 1,338,000

Total other costs         3,154,513                2,871,106

Income from operations       77,994                  480,360

Other income and (expense):

Interest income     4,005        --
Interest expense         (  87,696)               (  75,820)
Miscellaneous      34,288    11,003

                                                  (  49,403)    64,817

Income before income tax                              28,591   415,543
Income taxes:
    Current    (   8,577)( 158,300)
    Deferred           --(   8,300)
    Tax benefit     8,577   158,300

Net income (loss)      $     28,591             $    407,243

AN-CON GENETICS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
(CONTINUED)



                       Earnings per share   1997        1996

     Net income:
                           Basic                         N/S   $ .0531
                           Diluted                       N/S   $ .0521

     Weighted average number
      of shares
                          outstanding  8,186,256   7,663,872


     Weighted average number
      of share assuming
                          conversion of securities 8,443,972 7,817,205


     N/S - Not Significant


     The accompanying notes are an integral part of the financial statements.

AN-CON GENETICS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997

             Common
   Warrantsnumber of  Common  Paid-in
  Outstandingshares    stock  Capital

Balance
January 1,
1996        80,000 4,305,340$64,591                   $11,541,144

Private
placement
of Shares at
$1 per share
plus 1
warrant per
share      120,000   120,000  1,800   118,200

Shares issued
for cash at
$.45 per
share           --    57,778    867    19,133

Shares issued for
cash and notes
at $.42
per share       --   200,000  3,000    81,000

Shares issued
for cash  at $.42
per share       --    50,000    750    20,250

Shares issued in
exchange for Aaron
shareholders at
$.39 per share  -- 3,352,530 50,288 1,306,812

Stock issue costs         --     --       --           ( 174,800)

Shares issued for
services at $.40
per share       --    25,000    375     9,625

Collection of stock
subscriptions
receivable      --        --     --        --

Employee
warrants   921,000        --     --        --

Income for
year 1996                 --               --                  --        --

Balance as of
December 31,
1996    $1,121,000       $8,110,648  $121,671         $12,921,364


The accompanying notes are an integral part of the financial statements. (Continued on next page)

AN-CON GENETICS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997
(CONTINUED)
                     Subscriptions
             Deficit    Receivable  Total
Balance
January 1
, 1996      $(11,366,169)        $ ( 10,600)            $228,966

Private
placement of
Shares  at $1
per share
plus 1
warrant
per share              --       --   120,000

Shares issued
for cash
at $.45
per share              --       --    20,000

Shares issued
for cash
and notes at
$.42 per share         --( 64,000)    20,000

Shares issued
for cash
at $.42 per share      --       --    21,000

Shares issued in
exchange for Aaron
shareholders
at $.39 per share      --       -- 1,357,100

Stock issue costs      --       -- (174,800)

Shares issued
for services
at $.40 per share      --       --    10,000

Collection of
stock
subscriptions
receivable             --   10,600    10,600

Employee
warrants               --       --        --

Income for
year 1996              --                 --                  --

Balance as
of
December 31,
1996       $( 10,958,926)        $ ( 64,000)         $ 2,020,109


The accompanying notes are an integral part of the financial statements. (Continued on next page)



AN-CON GENETICS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997
(Continued)

                          Common
          Warrants number of  Common Paid in
         Outstanding Shares    Stock Capital

Balance
January 1,
1997     1,121,000       8,110,648 $121,671           $12,921,364

Shares
exchanged
for warrants     (200,000) 100,000    1,500             (  1,500)

Shares issued
to retire
debts           --  51,800     637   33,761

Shares
issued for
services        --  17,500     263    6,737

Warrants
issued     143,000      --      --       --

Collection of
subscriptions
receivable      --      --      --       --

Employee
contribution
of Bonus        --      --      --   70,600

Net Income              --               --                    --        --


Balance as of
December 31,
1997     1,064,000       8,279,948 $124,071               $13,030,962

The accompanying notes are an integral part of the financial statements. (Continued on next page)

AN-CON GENETICS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997
(Continued)

                    Subscriptions
             Deficit Receivable       Total
Balance
January 1,
 1997    (10,958,926)  $ (64,000) $2,020,109

Shares
exchanged
for warrants       --          --         --

Shares issued
to retire debts    --          --     34,398

Shares issued
for services       --          --      7,000

Warrants issued    --          --         --

Collection of
subscriptions
receivable         --      64,000     64,000

Employee
contribution
of Bonus           --          --     70,600

Net income     28,591          --     28,591

Balance as
of December 31,
1997    $(10,930,335)   $      -- $2,224,698

The accompanying notes are an integral part of the financial statements. (Continued on next page)

AN-CON GENETICS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996



                           1997        1996

Cash flows from operating
activities:

Net income             $   28,591 $ 407,249

Adjustments to reconcile
 net income (loss) to net
 cash provided by
 operating activities:

Depreciation and amortization       311,138   260,600
Shares issued for services  7,000    10,000
Deferred income taxes          --     8,300

Change in assets and liabilities:

(Increase) decrease in
  receivables              64,565  ( 204,100)
(Increase) decrease in
  prepaid expenses     (  11,876)    17,724
Increase in inventories( 109,925)     ( 247,769)
Increase in other
 receivables           (   7,738)        --
Increase (decrease) in
 accounts payable      ( 388,126)   112,400
Increase in accrued
 expense                    7,578    60,900

Total adjustments     (  127,384)    18,055

Net cash provided by
(used in)operations           $(    98,793)    $   425,304

The accompanying notes are an integral part of the financial statements.

AN-CON GENETICS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
(Continued)
                           1997       1996
Net cash provided by
(used in)
operating activities  $ ( 98,793)$  425,304

Cash flows from investing
activities:
Increase in fixed assets(244,352) (300,200)
Increase in security
deposits                (     10)       600
Acquisition of patent
rights                  ( 13,371)        --
Purchase of Technology         -- (156,600)

Net cash used in investing
 activities             (257,733) (456,200)

Cash flows from financing
activities
Receipt of common stock
  subscription             64,000    10,600
Common shares issued           --   181,000
Loans from shareholders     2,736        --
Cost of issuing common
 stock - Purchase of Aaron     --(  79,700)
Increase in long term
 borrowing                 69,534        --
Payment of long term
 borrowing              (220,466) (125,900)
Term loan                 150,000        --
Repayment of term loan (  41,936)        --
Borrowing - line of credit485,000        --
Repayment - line of credit        (225,000)             --
Net cash used in financing
 activities               283,868(  14,000)

Net increase (decrease)
in cash                  (72,658)  (44,896)

Cash at beginning of year           120,904   165,800

Cash at end of year      $ 48,246  $120,904

         Cash paid during the twelve months ended December 31:
                            1997                       1996
     Interest    $ 71,651           $ 70,000
     Income Taxes     -0-                -0-
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

The Company accepted $70,600 from management as a contribution to capital for an outstanding liability for bonuses earned in 1996.


FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1996

1. During 1996, the Company sold 200,000 common shares, at $.42 per share for $64,000 of subscription receivables and $20,000 cash. The subscription is due in August 1997, and bears interest at 6% per annum.

2. The Company issued 25,000 restricted shares for sales services valued at $.40 per share or $10,000 which was 50% of the market value of the Company's unrestricted shares at the time of issuance.



AN-CON GENETICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE YEAR ENDED DECEMBER 31, 1997 AND 1996


FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1996 (continued)

3. In November 1996, 99% of Aaron's shareholders accepted 3,352,530 shares of An-Con's common stock and rejected the cash recession offer of $1,357,100 made by the Company. The common stock issue costs of $95,000, associated with the purchase of Aaron, were charged to capital in excess of par value when An-Con shares were released to the Aaron shareholders in December 1996.

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

Consolidated Financial Statements

The consolidated financial statements include the accounts of An-
Con and its wholly owned subsidiary Aaron Medical Industries, Inc. Intercompany transaction accounts have been eliminated.

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

Property, plant and equipment are recorded at cost less depreciation and amortization. Depreciation and amortization are accounted for on the straight-line method based on estimated useful lives. The amortization of leasehold improvements is based on the shorter of the lease term or the life of the improvement. Betterments and large renewals, which extend the life of the asset, are capitalized whereas maintenance and repairs and small renewals are expenses as incurred. The estimated useful lives are: machinery and equipment, 7-15 years; buildings, 30 years; and leasehold improvements 10-20 years.

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








AN-CON GENETICS, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Common and Common Equivalent Share (Continued)

Income is recognized in the financial statements (and the customer billed) when products are shipped from stock. Net sales are arrived at, by deducting discounts and freight from gross sales.


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





AN-CON GENETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  DESCRIPTION OF BUSINESS (Continued)

Aaron Medical Industries, Inc.(Continued)

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

Aaron additionally manufactures a variety of specialty lighting instruments for use in ophthalmology, as well as a patented flexible lighting instrument for general surgery, hip replacement surgery, and for the placement of endotracheal tubes. An industrial version of this light is distributed through a large automotive tool distributor, and various retail




        AN-CON GENETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  DESCRIPTION OF BUSINESS (Continued)

Aaron Medical Industries, Inc.(Continued)

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


NOTE 3.  TRADE ACCOUNTS RECEIVABLE

As of December 31, 1997 the trade accounts receivable were as follows:

     Trade accounts receivable   $  805,755
     Less: allow for doubtful accounts ( 13,930)

     Trade accounts receivable, net   $  791,825




AN-CON GENETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  PROPERTY, PLANT AND EQUIPMENT

As of December 31, 1997 property, plant and equipment consisted of the following:

        Equipment            $ 1,422,180

        Building                 637,485
        Furniture & Fixtures     229,189
        Leasehold Improvements   230,109
        Molds                     56,742
                               2,575,705

        Less: Accumulated
        depreciation          (1,136,205)

        Net property, plant,
         and equipment       $ 1,439,500

Depreciation expenses for the years ended December 31, 1997 and 1996 were $216,000 and $166,400 respectively.

Plant, property and equipment, includes the capitalized lease of the Company's telephone equipment. The lease agreement expired in May 1997, and the assets were retired. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets.

The assets are amortized over their estimated productive lives. Amortization of assets under capital leases is included in depreciation expense for 1997 and 1996. This amortization amounted to $0 and $3,200 for 1997 and 1996 respectively.


NOTE 5. RENTAL AGREEMENTS

On May 6, 1997, an agreement was entered into with the landlord of 734 Walt Whitman Rd., Melville, New York for a new lease on premises beginning May 6, 1997 and extending for three years to May 5, 2000. The annual rental is $14,722 payable $1,226.83 per month.








AN-CON GENETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. RENTAL AGREEMENTS (CONTINUED)

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



AN-CON GENETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.  INTANGIBLE ASSETS

At December 31, 1997, the intangible assets consisted of the following:
Classification:
Patents, Trademarks, Patent  Rights, Technologies and Copyrights

  Balance               Balance Accum-
 BeginningAdditionsDispos-at endulated
   Periodat costs itionsof PeriodAmortiz-
                                 ation

ECU Aaron
 1200  $ 93,000 $ 1,372       $     --           $ 94,372   $    --

Multifunction
Cautery  59,400      --     --  59,400     32,637

Patent rights
(Cauteries)      71,500     --      --     71,50071,213

ECU Aaron
800     210,900  11,923     -- 222,823     86,693

Boroscope
Technology       37,700             --     37,700      --        --

       $472,500 $13,295      $(37,700) $448,095  $190,543

During 1996 the Company purchased the technology for two electro-surgical products from a non-affiliated third party manufacturer, the Aaron 800 for $25,900 and the Aaron 1200 for $93,000. The Company also purchased the rights to a product called the BoroScope for $37,700, which the Company subsequently sold in 1997 for $49,525, the above costs have been capitalized.

The cost of patents, trademarks, patent rights, technologies and copyrights acquired are being amortized on the straight-line method over their remaining lives, ranging from 2 to 5 years. Amortization expense charged to operations in 1997 and 1996 was $60,1570 and $67,700 respectively.

                 Balance
             Beginning and Accumulated
              End of PeriodAmortization
Goodwill (Purchase Aaron)  $152,500              $132,000
Goodwill (Purchase Suncoast
 Covenant not to compete)    15,500                 6,800
(Purchase Suncoast)          20,000                 9,200

              $ 188,000    $148,000



AN-CON GENETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.  INTANGIBLE ASSETS (CONTINUED)

Goodwill represents the excess of the cost of Companies acquired over the fair value of their net assets at dates of acquisition and is being amortized on the straight-line method over 5 years. Amortization expense charged to operations for 1997 and 1996 were $22,700 and $37,600, respectively.


NOTE 9. LONG-TERM DEBT

The long-term debt of the Company includes the mortgages, convertible debentures and notes payable of the Company.

                                Bonds payable$   20,000
                                Mortgage payable  460,610
                                Term loan108,064
                                Borrowing-line of credit260,000
                                7% Note payable    23,966
                                9% Note payable     6,229

                                   878,869
                                Less: Current portion 804,762

                                Long-term debt$    74,107


Convertible Debenture

As of April 21, 1987, the Company had sold 1,711 convertible debenture units. Each unit consisted of $1,000 subordinated debentures and 50 common stock warrants.

As of December 31, 1997, 1,691 units of debentures had been converted into common shares of An-Con Genetics, Inc. or have been redeemed. The remaining number of outstanding debentures was 20 units.

In February of 1997, the 10-year notes of $78,000 and accrued interest of $42,580 turned over to New York State came due and the Company offered each bond holder 2,200 shares of common stock for their $1,000 bond and accrued interest of $550. Nineteen bondholders accepted the offer and forty-three bondholders received cash for their bonds and accrued interest. The balance of the bondholders have not redeemed their bonds or accepted the share offer.




AN-CON GENETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. LONG-TERM DEBT

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


Line of Credit - Commercial Bank

The advances under-line of credit is limited to the lesser of $400,000 or 65% of accounts receivable from non affiliated parties. The annual interest rate on the loan is the bank's prime rate plus one percent. The line expires March 31, 1998. The bank has a security interest in inventory, accounts receivable and equipment of the Company (the collateral).

7% Note Payable

7% - Note payable in connection with the purchase of a probe scope technology payable $779.14 per month for 48 months self-liquidating beginning November 1996 with the last payment due
October, 2000.

9% Note Payable

9% - Note payable to insurance premium to finance the Company at $5,661.00 per month for 2 months.









AN-CON GENETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. LONG-TERM DEBT(Continued)

The following are maturities of long term debt for each of the next 5 years:

                 1998              $ 804,762
                 1999                 59,235
                 2000                 14,872

                                   $ 878,869


NOTE 10.  DISCONTINUED OPERATIONS

The Company's unconsolidated subsidiaries, Automated Diagnostics and Xenetics Biomedical, discontinued operations in 1987 and 1989, respectively. Automated and Xenetics were majority owned subsidiaries of the Company, the minority shares of which were owned by supportive private investors, many of whom also owned shares of the Company. Automated was formed to fund development of technologies owned by the Company which proved to be not commercially viable and Automated discontinued operations, Xenetics acquired Omnifix, a technology for a biodegradable tissue fixative, which was assigned to An-Con as part of a repayment of indebtedness in connection with Xenetics? discontinuance of operations. On information and belief, prior to the discontinuance of each of the operations of Automated and Xenetics, the Company agreed to merge with them and consolidate operations. In view of the above and the Company's lack of finances at the required time, the previously agreed upon mergers have not taken place. However, the Company has continued the development of OmniFix. In consideration of the Company's failure to consummate its agreement to merge, the board of directors of the Company has resolved to deliver 153,333 shares of its common stock to Automated and Xenetic shareholders on an adjusted basis, having given effect to the one-for-fifteen reverse stock split declared in 1994. When the Company issues the 153,333 restricted shares the Company will dilute present shareholders by .0115% due to its obligation to Automated Diagnostics and Xenetics shareholders)


NOTE 11. OPTIONS

As of December 31, 1997, outstanding options were as follows:





AN-CON GENETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. OPTIONS(Continued)

      Number of Options Exercise
   Currently ExercisablePrice

                677,000        $  0.750 up to $1.15
                387,000        $  1.125
              1,064,000  $ 0.8064 weighted


In 1996 the Company issued 921,000 10year non-statutory stock options to employees exercisable at from $.75 to $1.15 a share.


In 1997, the Company issued 100,000 shares of common stock in exchange for 200,000 options. Also, 143,000 warrants were issued to the Company's employees as a part of the employee benefit plan
(Note 16).

The options became exercisable in 1996 and 1997 and expire at various dates through December, 2007. At December 31, 1997, 1,064,000 shares of stock were reserved for that purpose. 1,064,000 options are currently exercisable with a weighted average life of 9.6-years and a weighted average exercise price of $.8064.

The Company used the Black-Scholes Model to determine the value of the options with the following weighted average assumptions, zero dividend yield; expected volatility of 26%; and risk free interest rate of 6%. (See Note 16 - Employee Benefit Plans)

NOTE 12.  NET OPERATING LOSS CARRYFORWARDS

The tax effects of temporary differences that gave rise to the deferred tax assets are as follows:
                                 1997
Deferred tax assets - current:
Net operating loss carry-forwards  $    175,000

Deferred tax assets - non-current:
Net operating loss carry-forwards2,460,115

Patent rights, primarily due to
amortization         (   63,200)

Total gross deferred tax assets  2,523,315

Less: Valuation allowance      (2,523,315)

Net deferred tax assets - non-current   $        --


AN-CON GENETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.  NET OPERATING LOSS CARRYFORWARDS

The Company had NOLs of approximately $7,028,900 at December 31, 1997, primarily because of the past operating losses associated with discontinued businesses. These NOLs and corresponding estimated tax assets, computed at 35% tax rate, expire as follows:

    Year loss  Expiration     Loss              Estimated
    incurred      Date       Amount             Tax Asset

      1984            1999     $   671,900$   235,165
      1985            2000  764,000267,000
      1986            2001  301,000105,000
      1987            2002  730,000255,000
      1988            2003  757,000265,000
      1989            2004  374,000131,000
      1990            2005  382,000134,000
      1991            2006  246,000                86,000
      1992            20071,004,000               352,000
      1993            2008  465,000               163,000
      1994            20091,197,000               419,000
      1995            2010  637,000               223,000

      Total               7,528,900             2,635,165
      Current               500,000               175,000

                       $  7,028,900           $ 2,460,165


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

The valuation allowance of $2,506,700, as of January 1, 1997 was reduced as a consequence of recognizing deferred tax assets of $8,577 and NOL carry-forward benefit of $28,591. If an ownership change occurs in the future, Internal Revenue Code,
Section 382 limits the annual use of a corporation's NOL but does not eliminate the carry-forward. In each post-ownership change year, the corporation can use its NOL carry forwards, up to the amount of the "Section 382 Limitation," to offset annual income. The amount of tax assets expired in 1997 was $8,577.

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

Pursuant to the Internal Revenue Code, IRC. Sec. 368(a), the acquisition of Aaron by An-Con is a considered Type B reorganization. The transaction should not limit the net operating loss carry-forward of An-Con.

Income before taxes and provisions for income tax expense
(benefit) from continuing operations at December 31, are:

                              Current Federal income tax6,262
                              Current State income tax2,315
                              Total  8,577

The actual income tax expense attributable to earnings from continuing operations for the year ended December 31, 1997 differed from the amounts computed by applying the US Federal tax rate of 30% to pretax earnings from continuing operations as a result of the following:

    Benefit of operating loss carryforwards  (8,577)







AN-CON GENETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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


NOTE 14. RELATED PARTY TRANSACTIONS

During 1997, a company that was controlled by a board member received commissions from the purchase of materials the Company used in the production of certain of the Company's products. The value of these materials sold to the Company for 1997 and 1996 was $117,700 and $126,000, respectively. In May of 1996, the Company signed a termination agreement with the supplier of these products, which allows the Company to purchase these products directly from the manufacturer. In exchange, the Company will pay commissions to the board member for a period of 3 years based on the amount of material purchased from certain vendors.


NOTE 15.  PROPERTIES

The Company had moved its executive offices to the Aaron facility located at 7100 30th Avenue N., St. Petersburg,
Florida 33710-2902, during the first quarter of 1995.



AN-CON GENETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  15.  PROPERTIES (CONTINUED)

The Company has additional executive office space at 734 Walt
Whitman Road, Melville, which it leases for $1,226.83 per month.
The lease runs through the year 2000.

As part of the purchase of 7100 30th Avenue North, St. Petersburg, Florida (manufacturing facility) the seller acknowledged it had previously conducted assessments to document environmental conditions existing on the property, the results of which are set forth in a June 23, 1994 Contamination Assessment Report (CAR) and a January 27, 1995 Contamination Assessment Addendum (CARA). The Florida Department of Environmental Protection (FDEP) stated in a letter, dated March 31, 1995, that based on their review of the CARA, the CAR could not be approved and that additional work was needed to be performed.

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

The Company has received a report and recommendations on the results of the water tests performed. As a result of previous sampling that showed that one on-site monitoring well still had groundwater exceedances for vinyl chloride and total xylene, the state Department of Environmental Protection has placed the site on a "monitoring-only" plan. The plan includes 4 quarters of sampling, concluding in May, 1999. The first quarter report was issued this past July. Because the exceedances were very slight, the mortgagee has requested a "no further action".

DEP disagreed, instead requiring the monitoring plan. At the end of the period, DEP will likely approve a "no further action" unless the well concentrations have not declined. In that case, DEP could ask for further monitoring or some type of groundwater treatment. The SCRO is on hold and the Company believes it will not be issued for more than a year pending action on the above issue.

Based on the above paragraph and the "no further action" finding by Geo-Ambient and the future issuance of an SCRO by the FDEP management of An-Con has estimated the present value of the cost of environmental work to be zero.


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

During 1997 officers waived their right to 1996 bonuses and allowed the board of directors to determine future bonuses.
These bonuses valued at $70,600 were shown as a contribution to paid in capital.

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

Had the compensation cost for the Company's two stock option issuances been determined based on the fair value at the grant date for awards in 1996 consistent with the provisions of SFAS
No.123,




AN-CON GENETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.  COMMITMENTS AND CONTINGENCIES(Continued)

the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                 1997   1996
                            Net earnings-as reported$ 99,191    $407,300
                            Net earnings-pro forma 65,151        347,300
                           Earnings per share before
                            extraordinary
                          items-as reported    .0352     .053
                         Earnings per share before
                          extraordinary items-pro forma  .008 .045

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


Speiser

On December 29, 1992, Robert Speiser, the then,     Chief      Executive
Officer of An-Con, obtained a confession of judgement in the Supreme Court, State of New York, counties of Suffolk and
Westchester for amounts due on loans to the Company of $92,239 and $190,957 inclusive of interest at 12% to May 27, 1992 and 9% thereafter.

These loans represent the amounts claimed by Mr. Speiser to have been expended on behalf of the Company and funds loaned to the Company. As reported to the Board of Directors, Mr.
Speiser's actions were motivated solely to deter threatened action by a landlord to file a judgement at that time of $41,700 in rental arrears on the Melville, NY lease.

Mr. Speiser has indicated that he does not intend to enforce this judgement. On March 29, 1993 and in subsequent letters of instruction to the Sheriff of Suffolk County, Mr. Speiser requested that the execution of the above-mentioned judgements be held in abeyance for a 60-day period, until August 30, 1993.



AN-CON GENETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

On February 28, 1994, the executive order expired. As of December 31, 1997, the Company had repaid $235,100 of the principal amount upon which the aforesaid judgements were based. The Company has accrued a liability for $73,800 to Mr. Speiser which was the balance of his loan to the Company and accrued interest on that loan. Mr. Speiser is disputing this amount because he feels he is due additional interest and back wages he estimated to be an additional $80,000. See "certain Relationships and Related Transactions". Presently there is no lawsuit between the Company and Mr. Speiser .

The Company is pursuing a settlement of this matter.


Product Liability

The Company currently has product liability insurance which, it believes to be adequate for its business. The Company's existing policy expires in May 1998.


Regulation

In June 1995 pursuant to an inspection of the facilities of the Company's subsidiary Aaron, the FDA issued a warning letter advising of federal good manufacturing practices ("GMP") deficiencies. The letter cited, among other things, the Company's failure; (a) to follow its own complaint handling procedure, to immediately review, evaluate, investigate and document the complaint; (b) to evaluate significant equipment changes in manufacturing processes and the quality assurance tests; (c) to have and implement documented formal change control procedures for changes made to devices or manufacturing processes; (d) to have, follow and document conformance with appropriate written finished device test procedures assuring devices and meet all finished specifications prior to distribution; (e) to have, follow and document conformance with written procedures for acceptance of components; (f) to conduct a plan in periodic orders of the quality assurance and good manufacturing practice programs in accordance with written procedures; (g) to establish and implement adequate record keeping procedures. Until such deficiencies were removed the FDA indicated it was in no position to restore GMP standing to the Company or permit approval of any pending pre-market submissions by the Company.
AN-CON GENETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

However, the FDA determined that it was necessary to set another evaluation date for May 1996 to ascertain whether the Company was meeting GMP guidelines. This date was extended to March 1997 when the FDA made its inspection. The FDA has cleared the Company and the Company is presently submitting applications for new products to the FDA.

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

AN-CON GENETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.  EARNING PER SHARE

The earnings per share were as follows:

                                                 For the Year Ended 1997
               Income    Share  Per Share
Basic Earning Per Share
 Income before extraordinary
 items       $ 28,5918,186,256    N/S

Effect of Dillutive securities
 Convertible shares of Xenetics
 Biomedical, Inc. and Automated
 Diagnostics, Inc.     153,333

Warrants               104,383

Diluted Earnings per Share
Income before extraordinary
 items assuming conversion of
 Securities   $28,591       8,443,972  N/S


                              For the Year Ended 1996
               Income    Share  Per Share
Basic Earning Per Share
Income before extraordinary
 items        $415,543 7,663,872  $.0542

Effect of Dillutive securities
Convertible shares of Xenetices
Biomedical, Inc. and Automated
Diagnostics, Inc.      153,333

Diluted Earnings per Share
Income before extraordinary
 items assuming conversion of
securities   $415,5437,817,205  $ .0531

Warrants to purchase 387,000 shares of common stock at $11/8 during 1997 and 921,000 to purchase shares of common stock at various prices in 1996 were not included in the computation of diluted earnings per share because warrants' exercise prices were greater than the average price of common shares in 1997 and 1996, respectively.

N/S - Not Significant



AN-CON GENETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 18. SUBSEQUENT EVENTS

Bank Line of Credit

On January 29, 1997 the Company signed notes which effectively set up a term loan credit line with a commercial bank for $550,000. The line of credit terminates on April 30, 1998 unless renewed or extended by the bank in writing. The agreement required the Company pay-off the $260,000 outstanding balance of the loan by April 1, 1998 and subsequently apply for the renewal of the line of credit. However, since the repayment of the loan has been delayed the Company is in technical default. The management plans to renew the loan.
The bank has taken a security interest in accounts receivable, inventories and equipment.

Acquisition of BSD Development Beta Corporation

On February 9, 1998, the Company exchanged 5,000,000 shares of its common stock for all preferred and common shares of BSD Development Beta Corporation (BSD)and assumed an 8% Convertible Debenture of BSD, in principal amount of $750,000. As a part of the agreement with the sellers, the Company acquired through BSD $250,000 cash, a secured note receivable of $750,000, due in May 1998, and certain equipment valued at $2,000,000. The equipment will be used for coating electro-surgical blades and other medical devices using DYLYN Technology under a management agreement with Advance Refractory Technologies (ART), the seller of the equipment which has agreed to operate and maintain the equipment.

As a part of the agreement with ART, the Company obtained an exclusive ten-year renewable license to use the DYLYN
Technology for coating specified medical products.

2,000,000 of the 5,000,000 shares exchanged were with ART for the shares they held in BSD. As part of the agreement An-con contracted to exchange ARTs 2,000,000 shares for 2,000,000 shares of preferred An-con stock yet to be authorized. An-con has until September 9, 1998 to deliver the preferred stock or they will have to issue to ART an additional $500,000 worth of shares of common stock as a late penalty.

Patent Infringement Lawsuit

On January 22, 1998, Aaron and MegaDyne Medical Products, Inc.(MMP), a Utah Corporation, entered an agreement to settle an action that MMP had brought against the Company, in District court of Utah, for infringing a patent for an electro-surgical product.

AN-CON GENETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. SUBSEQUENT EVENTS

(the Patent). Aaron agreed to pay $150,000 for damages resulting from the patent infringement, for a period, of six months not to manufacture or sell any electro-surgical instrument that infringes the Patent, and to provide MMP with a list of customers who had purchased the infringing product.

Additional costs associated with the settlement were legal fees of $92,038, write down or inventory of $12,047 and estimated future sales refunds of $7,500. Total costs charged as Selling, General and Administrative, were $261,585.

Restated Statement of Operations

The Company's financial statements were restated to capitalize $70,600 of forgiveness of debt, by the Company's managers, and to include $261,585 paid for the settlement of a patent infringement lawsuit in selling, general, administration expenses. The forgiveness of debt and the loss from a lawsuit were previously presented as extraordinary items.



NOTE 19. INDUSTRY SEGMENT REPORTING

The Company's principal markets are the United States, Europe, and Latin America, with the U.S. and Europe being the largest markets based on revenues. The Company's major products include cauteries, Bend-A-Lights, nerve locators, reusable pen lights and electrodes. Cauteries, disposable and replaceable, account for 40% and 50% of Company's sales for 1996 and 1996, respectively.

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

Summary information by geographic area and significant industry segment for years ended December 31,1997 and 1996 were as follows:

AN-CON GENETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           Operating
Identifiable Sales    Income    Assets

   1997 - (in thousands)
                    Geographic Area
                  United States$ 5,602  $  259$ 3,731
                  Europe         1,769      81   107

                     $ 7,371    $  340 $ 3,838

   Segment
                  Medical Products     $ 6,409     $  302   $ 3,282
                  Non medical products     962     38           556

                     $ 7,371    $  340 $ 3,838



NOTE 19. INDUSTRY SEGMENT REPORTING

       Operating
Identifiable      sales    Income    Assets

    1996-(in thousands)
    Geographic Area
             United States$  5,980 $  384   $ 3,803
             Europe       1,406        86        96
             Latin America            100        10        --

               $ 7,486   $  480   $ 3,899



    Segment
Medical Products       $  6,181    $  451   $ 3,236
Non medical products      1,305        29       663

     $  7,486   $  480$ 3,899


                1997      1996

Total assets   $ 102      $ 96
Total liabilities-0-       -0-
Net property, plant
 and equipment   -0-       -0-

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

                 CONSENT OF CERTIFIED PUBLIC ACCOUNTANT


We consent to the incorporation by reference in this Annual
Report on Form 10-KSB of An-Con Genetics, Inc. of our report dated August 20, 1998, included in the Annual Report to Stockholders of An-Con Genetics, Inc.





Bloom and Company
Hempstead, New York
August 20, 1998





























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

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of An-Con Genetics, Inc. and subsidiary as of December 31, 1997 and the results of their operations, and their cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.



BLOOM AND COMPANY
Hempstead, New York
April 10, 1998
Except for the notes 8,10, 12, 16, 17 and 18  to the Financial
Statements for which the date is August 20, 1998 and all other notes April 23, 1998.