Form 10QSB/A
period 1998-06-30
AN CON GENETICS INC
filed 1998-08-28
CIK 719135

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



















AN-CON GENETICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997


                                 1998             1997

Sales                        $ 3,949,455     $ 3,694,018
Cost of sales                  2,249,221       2,071,504

Gross Profit                   1,700,234       1,622,514

Operating expenses:

Research and development          87,296          41,144
Professional services            279,144         167,810
Salaries and related costs       757,959         690,662
Selling, general and
 administrative                  659,901         626,927

                               1,784,300       1,526,543

Gain (Loss) from operations   (  84,066)          95,971

Other income (expense):

Interest                      (  98,820)      (  36,365)
Miscellaneous                    11,662          12,793

                            (    87,158)      (  23,572)

Income (loss)               (   171,224)         72,399


Provision for income tax             --       (  21,719)
Realized benefit of loss
 carryforward                        --          21,719

Net income (loss)           $ ( 171,224)     $   72,399

Earnings (Loss) per share

Income (loss) before extraordinary item:
 Basic                           ( .02)          .01
 Diluted                         ( .02)          .01

Weighted average number
of shares outstanding       10,914,601         8,199,508

Weighted average of shares
 assuming conversion
 of securities              10,914,601         8,457,224


The accompanying notes are an integral part of the financial statements.




AN-CON GENETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE SIX MONTHS ENDED June 30, 1998 AND 1997

                                  1998           1997
Cash Flows from operating
activities

Net income (loss)               $(171,224)       $ 72,399

Adjustments to reconcile
 net income  to net cash
 provided by (used in)
 operating activities:

Depreciation and amortization     331,683         161,486
Common stock for services         110,668              --

Changes in current assets
 and liabilities:

(Increase) in receivables       ( 205,425)       ( 96,222)
(Increase) decrease in
 inventories                       19,567        (139,781)
(Increase) decrease in
 prepaid expenses               (  12,772)          4,243
Increase (decrease) in
 accounts payable                 119,601        ( 16,103)
(Decrease) in accrued expense   (  91,767)       (193,909)
Decrease in other receivables      20,639              --

Total adjustments                 292,194        (280,286)

Net cash provided by (used in)
 operating activities             120,970        (207,887)

Cash flows from investing
 activities

(Increase)in fixed assets       ( 206,807)       (169,582)
(Increase)in intangibles        (   8,388)       ( 10,986)
(Increase) in deposits              2,245              --

Net cash used in investing
 activities                    (  212,950)       (180,568)

Cash flows from financing
activities

Decrease in obligations
 under capital lease                  --         (  4,628)
(Decrease) increase in
  notes payable                (   23,751)        266,176
Issuance of shares                170,000              --
Exercise of stock options          62,240          50,000

Net cash provided by
 financing activities             208,489         311,548

Net increase (decrease)
 in cash and cash equivalents     116,509        ( 76,907)

Cash and cash equivalents,
 beginning of period               48,246         120,900
Cash and cash equivalents,
 end of period                  $ 164,755        $ 43,993

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

On May 8, 1998 the Company purchased the "Bovie" Tradename for
$1,877,299 and Bovie inventory of materials and work in progress for $1,122,701 by giving the seller, Maxxim Medical, a convertible note for $3,000,000. (see note 4)

FOR THE SIX MONTHS ENDED JUNE 30, 1997

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







AN-CON GENETICS, INC.
NOTES TO FINANCIAL STATEMENTS


NOTE 3.  ACQUISITION OF BSD BETA DEVELOPMENT CORP.(CONTINUED)

A summary of the BSD acquisition cost and the allocation of the purchase price to the assets acquired is as follows:


   Total acquisition cost:

     Market value of
      An-Con shares issued         $  4,900,000
     Subscription note
       receivable                   (   750,000)

                                   $  4,150,000

    Allocated as follows:

       Cash                        $    250,000
       Equipment                      2,000,000
       License and manufacturing
         rights                       1,900,000


                                   $  4,150,000


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

The allocation of the purchase price to the assets acquired is as follows:

            Inventory and
             equipment fixtures      $ 1,272,701
            Tradename                  1,727,299

            Total assets             $ 3,000,000


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