Form 10KSB/A
period 1997-12-31
AN CON GENETICS INC
filed 1998-09-04
CIK 719135

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

                              REMUNERATION

Item 10. The following table sets forth the compensation paid to the executive officers of the registrant for the three years ended December 31, 1997:

Summary Compensation Table
Annual Compensation


Name and
Principal                               Annual
Position            Year    Salary      Bonus(a)

J. Robert Saron
CEO/Chairman        1997    $155,865   $  2,460
                    1996     143,000     42,600
                    1995     116,000     39,600

Andrew Makrides
President           1997     103,382      1,784
                    1996      90,000      8,400
                    1995      77,000     11,800

Moshe Citronowicz
Executive
Vice President-
Chief Operating     1997     107,044      1,921
Officer             1996     104,600     11,200
                    1995      97,000     11,800

Delton Cunningham
Secretary, Treasurer,
Vice President/CFO  1997      90,325      1,516
                    1996      86,000      8,400
                    1995      82,900      8,800

(a) In 1997, the officers waived their right to 1996 bonuses and the bonuses were cancelled.

Long Term Compensation

                        Awards Pay-outs
                                              Securities
                                       Restricted    Underlying
                    Other (b)             Stock       Option/
                    Year Compensation   Awards SARS(#) Pay-outs

J. Robert Saron
CEO/Chairman        1997    $  9,352       --       --       --
                    1996       8,100       --   90,000       --
                    1995      23,700       --       --       --

Andrew Makrides     1997       9,598       --       --       --
                    1996       9,700       --   70,000       --
                    1995       8,000       --       --       --

Moshe Citronowics
Executive Vice
President-Chief
Operating           1997        9,352       --       --       --
                    1996        8,100       --   25,000       --
                    1995        8,000       --       --       --

Delton Cunningham
Secretary, Treasurer,
Vice President/
CFO                 1997        9,262       --       --       --
                    1996        7,400       --   55,000       --
                    1995        8,000       --       --       --

(b) Other compensation consists of medical insurance, life insurance and automobile allowance.

                         Option/SAR Grants Table

                                               Values of
                                              securities
                         Number of            underlying
                          shares              unexercised
                         Acquired              options
Name and                 on Value  FY-END(#)   sar/s at
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

                               Number of    Nature      Percent.
Name and             Title      Shares       of            of
Address            of Class     owned     ownership(i)   shares(i)

5% Beneficial
 Owners

Tsang Yang
 Tseng           Common Stock  666,666    Includes        7.14%
190-1 Ming-Chun                           Shares only
 Road
Chi-Yi, Taiwan

Robert Speiser
(ii)             Common Stock  753,333    Includes         8.07%
1340 Boca Ciega                           Shares only
Isle Drive
St. Petersburg,
Florida 33706


Directors

J. Robert Saron
(iii)(V)        Common Stock   522,976    Includes         5.60%
Ashley Drive                            90,000  shares
Seminole, FL 34642                       reserved for
                                           options

J.Valenti       Common Stock   177,205    Includes         1.90%
5700 mariner drive                     120,000 shares
Tampa, Florida 33609                    reserved for
                                           options

G. Kromer       Common Stock   105,000    Includes         1.12%
P.O. Box 188                           105,000 shares
Farmingdale, NY 11738                   reserved for
                                          options

A.Makrides      Common Stock   420,667     Includes        4.50%
20 Damin Circle                          70,000 shares
St. James, NY 11780                      reserved for
                                            options

Officers and
Directors
as a Group    Common Stock   1,528,497     Includes       16.37%
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

See "Certain Relationships and Related Transactions".  The
Company is presently trying to settle Mr. Speiser's claim.

Item 13.   Exhibits and Reports on Form 8-k
No Form 8-k was filed in the fourth quarter of 1996.
SIGNATURES

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

Notes to Consolidated Financial Statements

Consent of Certified Public Accountant

Independent Auditors' Report

AN-CON GENETICS, INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 1997





                 ASSETS

 Current assets:

Cash                             $    48,246
Trade accounts
 receivable, net                     791,825
Inventories                          953,125
Prepaid expenses                      67,930
Deferred tax asset                   175,010
Other Assets                          57,263

     Total current assets          2,093,399

Property and equipment, net        1,439,500

Other assets:

Goodwill, net                         40,000
Patent rights, net                   257,552
Deposits                               7,150

                                     304,702

       Total Assets            $   3,837,601

  The accompanying notes are an integral part of the financial statements.

AN-CON GENETICS, INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 1997
(Continued)


          LIABILITIES AND STOCKHOLDERS' EQUITY

                       Liabilities

Current liabilities:

Accounts payable                        $   399,090
Accrued expenses                            235,790
Notes payable - current
 portion                                    804,762
Due to shareholders                          99,154

     Total current liabilities            1,538,796

Long-term debt                               74,107


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




















AN-CON GENETICS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                               1997             1996

Sales                  $   7,371,281     $   7,485,900
Cost of sales              4,138,774         4,134,434

Gross Profit               3,232,507         3,351,466

Other costs:
Research and development      96,738           105,681
Professional services        298,156           259,406
Salaries and related
  costs                    1,280,370         1,168,019
Selling, general and
 administration            1,479,249         1,338,000

Total other costs          3,154,513         2,871,106

Income from operations        77,994           480,360

Other income and (expense):

Interest income                4,005                --
Interest expense           (  87,696)        (  75,820)
Miscellaneous                 34,288            11,003

                           (  49,403)           64,817

Income before income tax      28,591           415,543
Income taxes:
    Current                (   8,577)        ( 158,300)
    Deferred                      --         (   8,300)
    Tax benefit                8,577           158,300

Net income (loss)       $     28,591      $    407,243

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

     N/S - Not Significant


The accompanying notes are an integral part of the inancial statements.

AN-CON GENETICS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997

                           Common
               Warrants   number of   Common    Paid-in
            Outstanding    shares     stock     Capital

Balance January 1,
1996           80,000    4,305,340   $64,591  $11,541,144

Private
placement
of Shares at
$1 per share
plus 1
warrant per
share         120,000      120,000     1,800      118,200

Shares issued
for cash at
$.45 per
share              --       57,778       867       19,133

Shares issued for
cash and notes
at $.42
per share          --      200,000     3,000       81,000

Shares issued
for cash  at $.42
per share          --       50,000       750       20,250

Shares issued in
exchange for Aaron
shareholders at
$.39 per share     --    3,352,530    50,288    1,306,812

Stock issue costs  --           --        --    ( 174,800)

Shares issued for
services at $.40
per share          --       25,000       375        9,625

Collection of stock
subscriptions
receivable         --           --        --           --

Employee
warrants      921,000           --        --           --

Income for
year 1996          --           --        --           --

Balance as of
December 31,
1996        1,121,000   $8,110,648  $121,671  $12,921,364

The accompanying notes are an integral part of the financial statements. (Continued on next page)

AN-CON GENETICS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997
(CONTINUED)
                                   Subscriptions
                     Deficit         Receivable        Total
Balance January 1,
 1996             $(11,366,169)    $ ( 10,600)       $228,966

Private
placement of
Shares  at $1
per share plus
1 warrant
per share                   --             --         120,000

Shares issued
for cash at $.45
per share                   --             --          20,000

Shares issued
for cash
and notes at
$.42 per share              --       ( 64,000)         20,000

Shares issued
for cash at
$.42 per share              --             --          21,000

Shares issued in
exchange for Aaron
shareholders
at $.39 per share           --             --       1,357,100

Stock issue costs           --             --      (  174,800)

Shares issued
for services
at $.40 per share           --             --          10,000

Collection of
stock
subscriptions
receivable                  --         10,600          10,600

Employee
warrants                    --             --              --

Income for
year 1996                   --             --              --

Balance as of
December 31,
1996             $( 10,958,926)     $( 64,000)    $ 2,020,109


The accompanying notes are an integral part of the financial statements. (Continued on next page)




AN-CON GENETICS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997
(Continued)

                                Common
                Warrants       number of    Common     Paid in
               Outstanding      Shares      Stock      Capital

Balance
January 1,
1997            $1,121,000    $8,110,648   $121,671  $12,921,364

Shares
exchanged
for warrants      (200,000)      100,000      1,500     (  1,500)

Shares issued
to retire
debts                   --        51,800        637       33,761

Shares
issued for
services                --        17,500        263        6,737

Warrants
issued             143,000            --         --           --

Collection of
subscriptions
receivable              --            --         --           --

Employee
contribution
of Bonus                --            --         --       70,600

Net Income              --            --         --           --


Balance as of
December 31,
1997            $1,064,000    $8,279,948    $124,071  $13,030,962

The accompanying notes are an integral part of the financial statements. (Continued on next page)

AN-CON GENETICS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997
(Continued)

                               Subscriptions
                 Deficit        Receivable       Total
Balance
January 1,
1997           ( 10,958,926)     $ (64,000)      $2,020,109

Shares
exchanged
for warrants             --             --               --

Shares issued
to retire debts          --             --           34,398

Shares issued
for services             --             --            7,000

Warrants issued          --             --               --

Collection of
subscriptions
receivable               --         64,000           64,000

Employee
contribution
of Bonus                 --             --           70,600

Net income           28,591             --           28,591


Balance as
of December 31,
1997           $(10,930,335)       $    --       $2,224,698

The accompanying notes are an integral part of the financial statements. (Continued on next page)

AN-CON GENETICS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996



                                      1997            1996

Cash flows from operating
activities:

Net income                        $   28,591      $ 407,249

Adjustments to reconcile
 net income (loss) to net
 cash provided by
 operating activities:

Depreciation and amortization        311,138        260,600
Shares issued for services             7,000         10,000
Deferred income taxes                     --          8,300

Change in assets and liabilities:

(Increase) decrease in
  receivables                         64,565      ( 204,100)
(Increase) decrease in
  prepaid expenses                 (  11,876)        17,724
Increase in inventories            ( 109,925)     ( 247,769)
Increase in other
 receivables                       (   7,738)            --
Increase (decrease) in
 accounts payable                  ( 388,126)       112,400
Increase in accrued
 expense                               7,578         60,900

Total adjustments                  ( 127,384)        18,055

Net cash provided by
(used in)operations               $(  98,793)   $   425,304

The accompanying notes are an integral part of the financial statements.

AN-CON GENETICS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
(Continued)

                                   1997            1996
Net cash provided by
(used in)
operating activities         $ ( 98,793)      $  425,304

Cash flows from investing
activities:
Increase in fixed assets       (244,352)        (300,200)
Increase in security
deposits                       (     10)             600
Acquisition of patent
rights                         ( 13,371)              --
Purchase of Technology               --         (156,600)

Net cash used in investing
 activities                    (257,733)        (456,200)

Cash flows from financing
activities
Receipt of common stock
  subscription                   64,000           10,600
Common shares issued                 --          181,000
Loans from shareholders           2,736               --
Cost of issuing common
 stock - Purchase of Aaron           --        (  79,700)
Increase in long term
 borrowing                       69,534               --
Payment of long term
 borrowing                     (220,466)        (125,900)
Term loan                       150,000               --
Repayment of term loan         ( 41,936)              --
Borrowing - line of credit      485,000               --
Repayment - line of credit     (225,000)              --
Net cash used in financing
 activities                     283,868         ( 14,000)

Net increase (decrease)
in cash                         (72,658)        ( 44,896)

Cash at beginning of year       120,904          165,800

Cash at end of year           $  48,246       $  120,904


Cash paid during the twelve months ended December 31:
                                 1997              1996
     Interest                 $ 71,651          $ 70,000
     Income Taxes                  -0-               -0-

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

Revenue Recognition and Product Warranty (Continued)

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

Income Taxes (Continued)

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


NOTE 8.  INTANGIBLE ASSETS

At December 31, 1997, the intangible assets consisted of the following:

Classification:
Patents, Trademarks, Patent  Rights, Technologies and Copyrights

                     Balance                    Balance   Accum.
                    Beginning Additions Dispos. at end   ulated
                     Period   at costs  itions of Period  Amort.
                                                         ization

ECU Aaron
 1200              $ 93,000   $ 1,372   $ --   $ 94,372    $ --

Multifunction
Cautery              59,400       --      --     59,400  32,637

Patent rights
(Cauteries)          71,500       --      --    71,500   71,213

ECU Aaron
800                 210,900   11,923      --   222,823   86,693

Boroscope
Technology           37,700       --  37,700        --      --

                   $472,500  $13,295 (37,700) $448,095 $190,543

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


NOTE 9. LONG-TERM DEBT

The long-term debt of the Company includes the mortgages, convertible debentures and notes payable of the Company.

         Bonds payable               $   20,000
         Mortgage payable               460,610
         Term loan                      108,064
         Borrowing-line of credit       260,000
         7% Note payable                 23,966
         9% Note payable                  6,229

                                        878,869
         Less: Current portion          804,762

         Long-term debt              $   74,107


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










AN-CON GENETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. OPTIONS

As of December 31, 1997, outstanding options were as follows:

        Number of Options                Exercise
      Currently Exercisable               Price

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


NOTE 12.  NET OPERATING LOSS CARRYFORWARDS

The tax effects of temporary differences that gave rise to the deferred tax assets are as follows:
                                                1997
Deferred tax assets - current:
Net operating loss carry-forwards         $  175,000

Deferred tax assets - non-current:
Net operating loss carry-forwards          2,460,115

Patent rights, primarily due to
amortization                              (   63,200)

Total gross deferred tax assets            2,523,315

Less: Valuation allowance                 (2,523,315)

Net deferred tax assets - non-current     $       --




AN-CON GENETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.  NET OPERATING LOSS CARRYFORWARDS

The Company had NOLs of approximately $7,028,900 at December 31, 1997, primarily because of the past operating losses associated with discontinued businesses. These NOLs and corresponding estimated tax assets, computed at 35% tax rate, expire as follows:

    Year loss  Expiration     Loss           Estimated
    incurred      Date       Amount          Tax Asset

      1984        1999     $   671,900    $   235,165
      1985        2000         764,000        267,000
      1986        2001         301,000        105,000
      1987        2002         730,000        255,000
      1988        2003         757,000        265,000
      1989        2004         374,000        131,000
      1990        2005         382,000        134,000
      1991        2006         246,000         86,000
      1992        2007       1,004,000        352,000
      1993        2008         465,000        163,000
      1994        2009       1,197,000        419,000
      1995        2010         637,000        223,000

      Total                  7,528,900      2,635,115
      Current                  500,000        175,000

                         $  7,028,900     $ 2,460,115


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

Income before taxes and provisions for income tax expense
(benefit) from continuing operations at December 31, are:

         Current Federal income tax     6,262
         Current State income tax       2,315
         Total                          8,577

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

                                         1997       1996
    Net earnings-as reported         $ 99,191   $407,300
    Net earnings-pro forma             65,151    347,300
    Earnings per share before
       extraordinary
       items-as reported                .0352       .053
    Earnings per share before
     extraordinary items-pro forma      .008        .045

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

AN-CON GENETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.  EARNING PER SHARE

The earnings per share were as follows:

For the Year Ended 1997
                              Income    Share  Per Share
Basic Earning Per Share
 Income before extraordinary
 items                      $ 28,591   8,186,256    N/S

Effect of Dillutive securities
 Convertible shares of Xenetics
 Biomedical, Inc. and Automated
 Diagnostics, Inc.                       153,333

Warrants                                 104,383

Diluted Earnings per Share
Income before extraordinary
 items assuming conversion of
 securities                  $28,591   8,443,972    N/S


                              For the Year Ended 1996
                                Income    Share   Per Share
Basic Earning Per Share
Income before extraordinary
 items                      $415,543   7,663,872   $.0531

Effect of Dillutive securities
Convertible shares of Xenetices
Biomedical, Inc. and Automated
Diagnostics, Inc.                        153,333

Diluted Earnings per Share
Income before extraordinary
 items assuming conversion of
securities                  $415,543   7,817,205  $ .0521

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

Summary information by geographic area and significant industry segment for years ended December 31,1997 and 1996 were as follows:

AN-CON GENETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    Operating
   Identifiable       Sales    Income    Assets

   1997 - (in thousands)
   Geographic Area
   United States    $ 5,602    $  259   $ 3,731
   Europe             1,769        81       107

                    $ 7,371    $  340   $ 3,838

   Segment
    Medical
    Products        $ 6,409    $  302   $ 3,282
   Non medical
    Products            962        38       556

                    $ 7,371    $  340   $ 3,838

AN-CON GENETICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19. INDUSTRY SEGMENT REPORTING

                         Operating
    Identifiable           sales    Income    Assets

    1996-(in thousands)
    Geographic Area
    United States        $ 5,980    $  384   $ 3,803
    Europe                 1,406        86        96
    Latin America            100        10        --

                         $ 7,486    $  480   $ 3,899



    Segment
     Medical Products   $  6,181    $  451   $ 3,236
    Non medical
     Products              1,305        29       663

                        $  7,486    $  480   $ 3,899


                             1997      1996

   Total assets             $ 102      $ 96
   Total liabilities         -0-       -0-
   Net property, plant
    and equipment            -0-       -0-

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













                 CONSENT OF CERTIFIED PUBLIC ACCOUNTANT


We consent to the incorporation by reference in this Annual
Report on Form 10-KSB of An-Con Genetics, Inc. of our report dated August 20, 1998 , included in the Annual Report to
Stockholders of An-Con Genetics, Inc.





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



BLOOM AND COMPANY
Hempstead, New York
April 10, 1998
Except for the notes 8,10, 12, 16, 17 and 18 to to the Financial Statements for which the date is August 20, 1998 and all other notes April 23, 1998.