Form 10QSB
period 1998-09-30
AN CON GENETICS INC
filed 1998-11-13
CIK 719135

U.S. Securities and Exchange Commission
Washington D.C. 20549
Form 10-QSB

(Mark One)

[ X ]  QUARTERLY REPORT UNDER SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
September 30, 1998
[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE EXCHANGE ACT

For the transition period from ______to_______.

Commission file number       0-12183

BOVIE MEDICAL CORPORATION
(f/k/a AN-CON GENETICS, INC.)
(Exact name of small business issuer as
specified in its charter)

    Delaware                                     11-2644611
(State or other jurisdiction                   (IRS Employer
of incorporation or organization)          Identification No.)

    734 Walt Whitman Rd., Melville, New York 11747
        (Address of principal executive offices)
                  (516) 421-5452
           (Issuer's telephone number)

                 AN-CON GENETICS, INC.
(Former name, former address and former fiscal year, if changes since last report)

Check whether the issuer (1) filed all reports required to be filed by Section of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]  No [    ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN
BANKRUPTCY PROCEEDINGS DURING THE
PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
Yes [    ]  No [    ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers's class of common equity, as of the latest practicable date: 14,629,693 Common Shares.
2,000,000 Preferred Shares.




















BOVIE MEDICAL CORPORATION
FORM 10-QSB
QUARTERLY REPORT
SEPTEMBER 30, 1998

BOVIE MEDICAL CORPORATION
INDEX TO FORM 10-QSB





Part I. Financial Information......................

  Item 1: Consolidated Financial
           Statements:.............................

          Consolidated Balance Sheet
           September 30, 1998......................

          Consolidated Statements of
           Operations for the Nine
           Months Ended September 30,
           1998 and 1997...........................

          Consolidated Statements of
           Cash Flows for the Nine
           Months Ended September 30,
           1998 and 1997...........................

          Notes to Financial Statements............

  Item 2: Management's Discussion and
           Analysis of Financial
           Conditions and
           Results of Operations....................

Part II. Other Information..........................

  Item 1: Legal Proceedings.........................

  Item 2: Changes in Securities.....................

  Item 3: Defaults Upon Senior Securities...........

  Item 4: Submission of Matters to
           Vote of Security Holders.................

  Item 5: Exhibits and Reports on
           Form 8-K.................................














PART I. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS


BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 1998

Assets

     Current assets:

     Cash                             $    390,616
     Trade accounts receivable           1,092,367
     Inventories                         2,005,397
     Prepaid expenses                       71,356
     Deferred tax asset                    175,010
     Other receivables                      28,112

     Total current assets                3,762,858

     Property and equipment, net         3,400,546

     Other assets:

     Trade name                          1,838,189
     License and manufacturing rights    1,773,334
     Goodwill, net                           8,710
     Patent rights, net                    234,349
     Deposits                              129,765

                                         3,984,347

                                      $ 11,147,751


The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30,1998
(CONTINUED)

Liabilities and Stockholders' Equity

     Current liabilities:

     Accounts payable                  $    615,746
     Accrued expense                        151,168
     Notes payable - current portion        543,649
     Due to shareholders                    126,683

     Total current liabilities            1,437,246

     Long-term debt, net                     31,716


     Stockholders' equity:

     Preferred stock par value
      $.001; 10,000,000
      shares authorized,
      issued and outstanding
      2,000,000 shares on
      September 30, 1998                      2,000
     Common stock par value
      $.001; 40,000,000
      shares authorized,
      issued and outstanding
      14,629,693 shares on
      September 30, 1998                     14,630
     Additional paid in capital          21,068,542
     Accumulated deficit                (11,406,383)


     Total stockholders' equity           9,678,789

                                      $  11,147,751


The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


                              1998           1997

Sales                   $ 6,102,459     $ 5,518,558
Cost of sales             3,624,681       3,095,287

Gross Profit              2,477,778       2,423,271

Operating expenses:

Research and development    195,591         60,290
Professional services       378,978        262,645
Salaries and related
 costs                    1,137,936      1,055,795
Selling, general and
 administrative           1,235,714        811,183

                          2,948,219      2,189,913

Gain (Loss) from
 operations              (  470,441)       233,358

Other income (expense):

Interest                  (  89,308)     (  59,468)
Miscellaneous                13,101         18,140

                          (  76,207)     (  41,328)

Income (loss)             ( 546,648)       192,030

Provision for income tax        --       (  65,290)
Realized benefit of loss
 carryforward                   --          65,290

Net income (loss)        $( 546,648)    $  192,030


Earnings (Loss) per share    ( .05)         .02

Weighted average number
 of shares outstanding   11,156,359       8,199,508


The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                     1998          1997
Cash Flows from operating
 activities
Net income (loss)                 $(546,648)    $ 262,631
Adjustments to reconcile
 net income to net cash
 provided by (used in)
 operating activities:
Depreciation and amortization       534,934       234,828
Common stock for services           118,499         7,000
Waiver of bonus payments to
 officers                                --      ( 70,600)


Changes in current assets
  and liabilities:
Increase in receivables            (300,542)     ( 19,623)
(Increase) decrease in
  inventories                        70,429      (114,776)
Increase in prepaid expenses       (  3,426)     ( 22,027)
Increase (decrease) in
  accounts payable                  216,656      (310,907)
(Decrease) in accrued expense      ( 84,622)     (131,363)
Decrease in other receivables        29,151      ( 11,678)

Total adjustments                   581,079      (439,146)




The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
(CONTINUED)

                                   1998          1997

Net cash provided by (used in)
  operating activities            34,431      (176,515)

Cash flows from investing
 activities

Increase in fixed assets        (255,855)     (192,241)
Increase in intangibles         ( 21,529)     ( 13,780)
Increase in deposits            (122,615)     (     10)

Net cash used in investing
  activities                    (399,999)     (206,031)


Cash flows from financing
 activities
Decrease in obligations under
  capital lease                      --       (  4,600)
(Decrease) increase in
  notes payable                  29,202       (  4,360)
(Decrease) increase in
  long term debt               (303,504)       328,520
Common shares issued for cash   982,240          2,538
Exercise of stock options            --         64,000

Net cash provided by
 financing activities           707,938        386,098

Net increase in cash and
  cash equivalents              342,370          3,552
Cash and cash equivalents,
  beginning of period            48,246        120,904
Cash and cash equivalents,
  end of period              $  390,616      $ 124,456


The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
(CONTINUED)


Cash paid during the nine months ended September 30:

                             1998        1997

    Interest             $ 63,352   $ 56,510
    Income Taxes              -0-        -0-



SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

During the period ended September 30, 1998 the Company issued 276,667 restricted shares for an officer's bonus and consulting fees valued at $.40 per share for an aggregate of $110,668.

The Company also issued 19,578 shares, valued at $.40 per share, to satisfy part of its obligation to the shareholders of Xenetics Biomedical, Inc. for the purchase of OmniFix for a total of $7,831.

On February 9, 1998 the Company issued 5,000,000 shares to purchase the outstanding shares of BSD Beta Development
Corp. (BSD). The company valued this transaction at $.98 per share. (See Note 3 to the financial statements).

On May 8, 1998 the Company purchased the "Bovie" Tradename, which it now uses as the Company's name, for $1,877,299 and Bovie inventory of materials and work in progress for $1,122,701 by giving the seller, Maxxim Medical, a convertible note for $3,000,000 which was converted to common shares on September 8, 1998. Interest due on the note of $38,516 was forgiven and a credit of $25,275 against future purchases was issued to Maxxim.  (see note 4)

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
(CONTINUED)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:


FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

1- In February of 1997, 10 year notes came due and the Company offered each bond holder 2,200 shares of common stock for each $1,000 bond and accrued interest of $550.
Nineteen bondholders accepted the offer and forty-three bondholders received cash for their bonds and accrued interest. The total amount of principal and accrued interest of the converted bonds was $19,000 and $10,450 respectively. The balance of the bondholders have not redeemed their bonds or accepted the share offer.

2- The Company issued 10,000 shares of common stock in exchange for $4,572 of accounts payable.

3- The Company issued 100,000 shares of common stock and cancelled 200,000 warrants that were issued in conjunction with a private placement of the Company's securities.

4- The Company exchanged its rights to the Borascope
Technology and related equipment and inventories for notes receivable in the amount of $49,525. The costs of the rights (net of amortization), equipment, and inventories were $31,735, $7,000, and $10,790, respectively.

BOVIE MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS


NOTE 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements include the accounts of Bovie Medical Corporation formerly known as An-con
Genetics, Inc., and its wholly owned subsidiary Aaron
Medical Industries, Inc. In the opinion of management, the interim financial statements reflect all adjustments, consisting of only normal recurring items, which are necessary for a fair presentation of the results for the interim periods presented.

The results for interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the significant accounting policies and the other notes to the financial statements included in the Corporation's 1997
Annual Report to the SEC on Form 10-KSB-A2.

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


Fair Values of Financial Instruments

Cash and cash equivalents. Holdings of highly liquid investments with maturities of three months or less when purchased are considered to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

BOVIE MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Values of Financial Instruments(Continued)

Accounts receivable and accounts payable. The carrying amount of accounts receivable and accounts payable on the balance sheet approximates fair value.

Short term and long term debt. The carrying amount of the bonds and notes payable, and amounts due to shareholders approximates fair value.


Inventories

Inventories  are  stated at the lower of cost or market.
Cost is determined principally on the average cost method.
Inventories at September 30, 1998 were as follows:

     Raw materials       $   1,490,204
     Work in process           182,344
     Finished goods            332,849

     Total                 $ 2,005,397


Long-Lived Assets

Long-lived assets consist of property plant and equipment, intangible assets.

Property, plant and equipment are recorded at cost less depreciation and amortization. Depreciation and amortization are accounted for on the straight-line method based on estimated useful lives. The amortization of leasehold improvements is based on the shorter of the lease term or the life of the improvement. Betterment and large renewals which extend the life of the asset are capitalized whereas maintenance and repairs and small renewals are expensed as incurred. The estimated useful lives are: machinery and equipment, 5-15 years; buildings, 30 years; and leasehold improvements 10-20 years.

Intangible assets consist of patent rights and goodwill.
Goodwill represents the excess of the cost of assets of the acquired companies over the values assigned to net tangible assets. These intangibles are being amortized by the straight-line method over a 5 to 20 year period.

BOVIE MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets(continued)

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

BOVIE MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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


Nonmonetary Transaction

The accounting for non-monetary assets is based on the fair values of the assets involved. Cost of a non-monetary asset acquired in exchange for another non-monetary asset is recorded at the fair value of the asset surrendered to obtain it. The difference in the costs of the assets exchanged is recognized as a gain or loss. The fair value of the asset received is used to measure the cost, if it is more clearly evident than the fair value of asset surrendered.

BOVIE MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS


NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

The Company has adopted Accounting Principles Board Opinion
25 for its accounting for stock based compensation. Under this policy:

1. Compensation costs are recognized as an expense over the period of employment attributable to the employee stock options.

2. Shares issued in accordance with a plan for past or future services of an employee are allocated between the expired costs and future costs. Future costs are charged to the periods in which the services are performed. The proforma amounts of the difference between compensation cost included in net income and related cost measured by the fair value based method, including tax effects, are disclosed.


New Accounting Standards

In September 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. Specifically, SFAS 130 requires that all items that meet the definition of components of comprehensive income be reported in a financial statement for the period in which they are recognized. However, SFAS 130 does not specify when to recognize or how to measure the items that make up comprehensive income. SFAS 130 is effective for fiscal years beginning after December 15, 1997, and early application is permitted.

Management believes the application of SFAS 130 will not have a material effect on the Company's future financial statements.


NOTE 3.  ACQUISITION OF BSD BETA DEVELOPMENT CORP.

On February 9, 1998 the Company exchanged 5,000,000 of its shares valued at $4,900,000, or $.98 per share, for all outstanding common and preferred

BOVIE MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 3.  ACQUISITION OF BSD BETA DEVELOPMENT CORP.
(CONTINUED)

shares of BSD Development Beta Corporation (BSD), a development stage enterprise, and a subscription note receivable of $750,000.

The acquisition has been accounted for as a purchase, and accordingly, the total purchase price has been allocated to the acquired assets at their estimated fair values in accordance with the provisions of Accounting Principles
Board Opinion No. 16. At the time of acquisition, BSD did not have any liabilities and had not yet commenced its operating activities.

$1,900,000 of the purchase price represents license and manufacturing rights and will be amortized over its estimated life of 10 years.

A summary of the BSD acquisition cost and the allocation of the purchase price to the assets acquired is as follows:


Total acquisition cost:

      Market value of
       An-Con shares issued         $4,900,000
      Subscription note
       receivable paid                       0
                                    $4,900,000

Allocated as follows:

      Cash                        $  1,000,000
      Equipment                      2,000,000
      License and manufacturing
       rights                        1,900,000

                                  $  4,900,000

According to the acquisition agreement, the Company held
2,250,000 of the shares issued in escrow. These shares were released upon collection of the $750,000 subscription note receivable in August of 1998.

Also, as a part of the agreement, the Company had pledged to issue 2,000,000 preferred shares to the seller of BSD and reacquire 2,000,000 common shares initially issued. The Company delivered the preferred shares in a timely manner.

BOVIE MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE  4.  PURCHASE OF BOVIE TRADENAME

Purchase of "Bovie"

On May 8, 1998 the Company entered into an agreement with Maxxim Medical, Inc. (Maxxim) to purchase all rights, title and interest of Maxxim's electrosurgical product line associated with the name "Bovie". The Company had issued a secured convertible promissory note for $3,000,000 to Maxxim. The note converted into 3,000,000 common shares of the Company when an amendment to the Certificate of Incorporation was filed in the State of Delaware. The amendment increased the number of authorized shares and made possible the issuance of 3,000,000 additional shares. The term of the note was ten years and it bore interest at the rate of 1% in excess of the prime lending rate. Interest due on the note of $38,516 was forgiven and a credit of $25,275 against future purchases was issued to Maxxim.

The allocation of the purchase price to the assets acquired is as follows:

        Inventory and
         equipment fixtures        $ 1,272,701
        Tradename                    1,727,299

        Total assets               $ 3,000,000

BOVIE MEDICAL CORPORATION

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

All forward-looking statements included in this Form 10-QSB are based on information available to the Company on the date of this Report. The Company assumes no obligation to update the forward-looking statements. Investors should also consult the risks factors listed from time to time in the Company's Reports on Form 10-KSB and Annual Report to
Stockholders.


Results of Operations

The results of operations over the nine months ended
September 30, 1998 show reduced profitability, as compared to the first nine months of 1997. The Company's sales revenues increased by 10%, from $5,518,558 to $6,102,459.
Gross profit percentage of 41% was down from 44% for the same period in 1997. Gross profit increased from $2,423,271 to $2,477,778. Increased sales revenues were mainly attributable to sales of Bovie products to Maxxim
($407,539). For the first nine months of 1998 and 1997 cauteries accounted for 44% and 41% of sales respectively.

Operating salaries and related expenses increased by 8%, from $1,055,795 to $1,137,936 in the nine months ended
September 30, 1998 as compared to the same period in 1997.

BOVIE MEDICAL CORPORATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations(Continued)



Research and development costs increased by 224% from $60,290 to $195,591 from the nine months ended September 30, 1997 to 1998, respectively. This was principally attributable to depreciation expense on the Company's reactors used to develop new products.

Expenses for professional services increased by 40% to $378,978 in the nine months ended September 30, 1998, as compared to $262,245 in the same period of the previous year. The main reason for this increase was consulting and legal fees associated with the settlement of various transactions and the installation of computer software.

Selling, General and Administrative expenses increased by 52%. These expenses were $1,235,714 in the nine month period ended September 30, 1998 as compared to $811,183 for the nine months ended September 30, 1997.

Interest expense increased from $59,468 in the nine months ended September 30, 1997 to $89,308 in 1998. The $29,840
(50%) increase in interest expense was mainly attributable to the Company's three million dollar note to Maxxim for the purchase of the Bovie tradename and inventory which was retired on September 8, 1998.

Additional amortization of intangible assets for the first nine months of 1998 on the Bovie and BSD transactions amounted to $165,776 which is reflected as an increase in Selling, General, and Administrative expenses.

The operating loss was $470,441 for the first nine months of 1998 as compared to an operating income $233,358 in the same period in 1997 shows a decrease in income of $703,799.

The Company had a net loss of $546,648 for the nine months ended September 30, 1998 as compared to net income of $192,030 in 1997 for the same period. The reasons for the decrease of $703,799 (302%) in operating income and $738,678 (385%)in net income include: a $244,100 reduction in gross profit attributable to the low margin on Bovie product sales; an increase in professional fees of $116,333 attributable to the MegaDyne Lawsuit and the BSD and Maxxim transactions, an additional $126,848 in depreciation on the

BOVIE MEDICAL CORPORATION
PART I.  FINANCIAL INFORMATION(CONTINUED)
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations(Continued)

reactors purchased in the BSD transaction; $76,667 in one time consulting fees; $29,840 increase in interest expense on bank loans and new notes; and a $40,000 bonus to an officer.

During the first nine months of 1998, international sales of the Aaron Medical product lines declined by 15%. These sales were $1,106,249, 18% of total sales in 1998 as compared to $1,297,454, 24% of total sales in 1997. The reason for the decline was that the Company had not yet received its ISO9000 certification. As of June 14,1998, all medical devices sold in the European Community are required to be CE Marked.
The Company received its ISO9000 CE mark in the late third quarter of 1998 and is actively promoting its international sales.


Financial Condition

As of September 30, 1998, the amount of cash was $390,616 as compared to $48,246 at December 31, 1997. Cash provided by operating activities was $34,431 in the first nine months of 1998 as compared to ($176,515) cash used by operations in 1997. Net working capital of the company on September 30, 1998 was $2,325,612 as compared to $1,008,545 on December 31, 1997.

Investing activities utilized $399,999 in cash during the first nine months of 1998, compared to $206,031 in the first nine months of 1997. In 1998, the Company continued its policy of investing in property, plant and equipment needed for future business requirements, including manufacturing capacity.

The Company's ten largest customers accounted for approximately 52% of net revenues for the first nine months of 1998. At September 30, 1998, the same ten customers accounted for approximately 36% of outstanding accounts receivable.

BOVIE MEDICAL CORPORATION
PART I.  FINANCIAL INFORMATION(CONTINUED)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Financial Condition(Continued)

Cash flows from financing provided $707,939 and $386,098 in the first nine months of 1998 and 1997, respectively. The most significant financing activities in the nine months ended September 30, 1998 was the receipt of $750,000 related to the purchase of BSD. The long term debt decreased by $303,504 in the first nine months of 1998 as compared to an increase of $328,520 in 1997.

The Company believes that it has the financial resources needed to meet business requirements in the foreseeable future, including capital expenditures for the expansion of its manufacturing site, working capital requirements, and product development programs, which includes its recent acquisition and transition of the Bovie product line manufacturing assets to its facility in St. Petersburg, Florida.


Outlook

The Company believes that the world market for medical devices has significant growth potential. The Company's major business segments are single-use and reusable battery operated medical devices and electrosurgical equipment, including accessories. The Company also has a minor presence in the flexible industrial lighting market with an adaptation of its flexible medical light.

The single-use and reusable battery operated medical device product line includes cauteries, medical lights, nerve locators and opthalmic products. The Company presently has a substantial portion of the U.S. market for these products and does not expect substantial sales growth domestically. The Company currently markets reusable versions of these products in most major international markets. Future sales growth in this product line is dependent upon new product introductions and continued penetration of international markets.

BOVIE MEDICAL CORPORATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company anticipates the growth it has experienced in its electrosurgical product line to continue. The electrosurgical product line includes the Bovie generators and accessories, the Aaron 800 and Aaron 1200 generators, electrosurgical pencils, uncoated electrodes, and the company's newly introduced Dylyn coated electrodes, the Bovie Slick Tip . The Bovie Slick Tip was introduced at the American College of Surgeons Show in Orlando, Florida in October 1998.

The Slick Tip line is a replacement for Resistick , the Company's first coated electrode line. The Company agreed to stop selling the Resistick product line in the first quarter of 1998 as part of the settlement of the MegaDyne lawsuit. The Company does not expect significant sales of the Slick Tip line in 1998 due to its late 1998 introduction.


Liquidity and Future Plans

The Company's primary focus is the acquisition of new product technologies, the improvement of existing technologies and the expansion of its manufacturing capabilities. The Company is currently evaluating products for development through its manufacturing and licensing agreement with Advanced Refractory Technologies, Inc., and improving and updating the Bovie product line technology, and also exploring the possibility of expanding its manufacturing facility. In order to ensure the manufacture of quality products and maintain the ability to sell in Europe, the Company has implemented an ISO9000/EN46001quality system.

The Company's one year $400,000 line of credit with a local commercial bank was renewed on April 30, 1998. The Company also has a three year $150,000 loan for capital improvements. Interest on these loans is to be paid at 1% over prime. Balances on these loans were $0 and $70,561 as of September 30, 1998, respectively.

Bovie believes that it has the product mix, facilities, personnel, and competitive and financial resources for continued business success, but future revenues, costs, margins, product mix and profits are all subject to the influence of a number of factors, as discussed above.

BOVIE MEDICAL CORPORATION

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Form 10-KSB for the year ended December 31, 1997.  Part
I, Item 3.



ITEM 2.  CHANGES IN SECURITIES

At a special meeting of the shareholders of the Company, held on September 8, 1998, the shareholders approved the following amendments to the certificate of Incorporation of the Company:

1. To increase the authorized capitalization from 15,000,000 shares of common stock to 50,000,000 shares of common stock and establishing the par value of $.001 per share for each share of common stock issuable.

2. To authorize the Company to issue a maximum of ten million shares of preferred stock with a par value of $.001 per share.

3. To change the name of the Company to "Bovie Medical
Corporation".

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

In February of 1997, the 10 year notes came due and the Company offered each bond holder 2,200 shares of common stock for their $1,000 bond and accrued interest of $550.
Nineteen bondholders accepted the offer and forty-three bondholders received cash for their bonds and accrued interest. The balance of the bondholders owning $20,000 principal amount plus accrued interest, have not redeemed their bonds or accepted the shares offered.


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Reference is made to item 2. In addition, shareholders of the Company notified the Company's 1998 Non-Statutory Stock
Purchase and Option Plan.

ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K

     A)  Exhibits
     28   None

SIGNATURES:


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


      BOVIE MEDICAL CORPORATION
         (Registrant)



Date:  _________________


_________________________
Andrew Makrides, President






























7