Form 10KSB/A
period 1997-12-31
BOVIE MEDICAL CORP
filed 1999-02-19
CIK 719135

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-KSBA-3
(Mark One)

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

Advanced Refractory Technologies, Inc. ("ART") and BSD
Development Beta Corporation ("BSD") Asset and Corporate
Acquisitions.

On February 9, 1998 the Company entered into a series of contemporaneous agreements ("Contemporaneous") and transactions involving two non-affiliated companies, Advanced Refractory Technologies, Inc. ("ART") a privately held New York corporation engaged in research and development of a certain patented diamond-like nanocomposite technology for the coating of products ("DYLYN" Technology"), and BSD Development Beta Corporation, a privately held Delaware corporation, As a result of the aforesaid transactions, the registrant acquired certain job-coating equipment valued at $672,460 and consisting of two
DYLYN deposition reactors inclusive of components and two electro-blade surgical mounting fixtures (the "Equipment") for coating electro-surgical blades and other specified medical devices utilizing the DYLYN Technology. The aforesaid, in addition to the acquisition by the Company of the Equipment, resulted in the acquisition by it of an exclusive 10-year license to use the DYLYN Technology to jobcoat specified medical products together with a manufacturing arrangement with ART whereby ART will operate and maintain the equipment for the use of the DYLYN Technology under the License Agreement at Art's location in
Buffalo, New York.   The company acquired all of the outstanding
securities of BSD which is now a wholly owned subsidiary of registrant.

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

Acquisition of BSD Development Beta Corporation

On February 9, 1998, the Company exchanged 5,000,000 shares of its common stock for all preferred and common shares of BSD Development Beta Corporation (BSD)and assumed an 8% Convertible Debenture of BSD, in principal amount of $750,000. As a part of the agreement with the sellers, the Company acquired through BSD $250,000 cash, a secured note receivable of $750,000, due in May 1998, and certain equipment valued at $672,460. The equipment will be used for coating electro-surgical blades and other medical devices using DYLYN technology under a management agreement with Advance Refractory Technologies (ART), the seller of the equipment which has agreed to operate and maintain the equipment.

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



BLOOM AND COMPANY
Hempstead, New York
April 10, 1998
Notes to the financial statements are dated
April 23, 1998, except for note 18 and
notes 8,10,12,16, and 17 for which the dates are january 22, 1999 and august 20, 1998 respectively.

Notes to the financial statements are dated
April 23, 1998 except for note 18 and
notes 8,10,12,16, and 17 for which the
dates are January 22, 1999 and
August 20, 1998 respectively.

August 20, 1998 and all other notes April 23, 1998.