Form 10QSB/A
period 1998-03-31
BOVIE MEDICAL CORP
filed 1999-02-19
CIK 719135

U.S. Securities and Exchange Commission
Washington D.C. 20549
Form 10-QSB/A

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





















AN-CON GENETICS, INC.
FORM 10-QSB/A
QUARTERLY REPORT
MARCH 31, 1998

AN-CON GENETICS, INC.
INDEX TO FORM 10-QSB/A





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

     Item 5:  Exhibits and Reports on Form 8-K

PART I. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

             AN-CON GENETICS, INC.
CONSOLIDATED BALANCE SHEET
MARCH 31, 1998

                           Assets


Current assets:

Cash                      $    131,531
Trade accounts receivable      725,012
Inventories                  1,106,971
Prepaid expenses                63,931
Deferred tax asset             175,010
Other receivables               39,862
      Total current assets   2,242,317

Property and equipment, net  2,080,330

Other assets:

License and Manufacturing
 rights and goodwill,net     3,237,235
Patent rights, net             256,016
Deposits                         5,645
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















AN-CON GENETICS, INC.
NOTES TO FINANCIAL STATEMENTS


NOTE 3.  ACQUISITION OF BSD BETA DEVELOPMENT CORP.(CONTINUED)

A summary of the BSD acquisition cost and the allocation of the purchase price to the assets acquired is as follows:


   Total acquisition cost:

     Market value of
     An-Con shares issued            $4,900,000
       Subscription note receivable  (  750,000)

                                     $4,150,000

    Allocated as follows:

       Cash               $  250,000
       Equipment             672,460
       License and
        Manufacturing rights
        and Goodwill, net  3,227,540


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