Form 10QSB/A
period 1998-06-30
BOVIE MEDICAL CORP
filed 1999-02-19
CIK 719135

U.S. Securities and Exchange Commission
Washington D.C. 20549
Form 10-QSB/A1

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










































AN-CON GENETICS, INC.
FORM 10-QSB/A1
QUARTERLY REPORT
JUNE 30, 1998









AN-CON GENETICS, INC.
INDEX TO FORM 10-QSB/A1





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

     Item 5:  Exhibits and Reports on Form 8-K


PART I. FINANCIAL INFORMATION


    ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS











AN-CON GENETICS, INC.
CONSOLIDATED BALANCE SHEET
JUNE 30, 1998

                           Assets


Current assets:

Cash                      $    164,755
Trade accounts receivable      997,250
Inventories                  2,056,259
Prepaid expenses                80,702
Deferred tax asset             175,010
Other receivables               36,624

      Total current assets   3,510,600

Property and
 equipment, net              2,152,758

Other assets:

Trade name                   1,850,039
License and
manufacturing rights         3,119,276
Goodwill, net                   28,275
Patent rights, net             255,346
Deposits                         4,905

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







AN-CON GENETICS, INC.
NOTES TO FINANCIAL STATEMENTS


NOTE 3.  ACQUISITION OF BSD BETA DEVELOPMENT CORP.(CONTINUED)

A summary of the BSD acquisition cost and the allocation of the purchase price to the assets acquired is as follows:


   Total acquisition cost:

     Market value of
      An-Con shares issued         $  4,900,000
     Subscription note
       receivable                   (   750,000)

                                   $  4,150,000

    Allocated as follows:

       Cash                        $    250,000
       Equipment                        672,460
       License and manufacturing
         rights                       3,227,540


                                   $  4,150,000


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