Form 10QSB/A
period 1998-09-30
BOVIE MEDICAL CORP
filed 1999-02-19
CIK 719135

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




















BOVIE MEDICAL CORPORATION
FORM 10-QSB/A
QUARTERLY REPORT
SEPTEMBER 30, 1998

BOVIE MEDICAL CORPORATION
INDEX TO FORM 10-QSB/A





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

  Item 5: Exhibits and Reports on
           Form 8-K.................................














PART I. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS


BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 1998

Assets

     Current assets:

     Cash                             $    390,616
     Trade accounts receivable           1,092,367
     Inventories                         2,005,397
     Prepaid expenses                       71,356
     Deferred tax asset                    175,010
     Other receivables                      28,112

     Total current assets                2,124,228

     Property and equipment, net         3,400,546

     Other assets:

     Trade name                          1,838,189
     License and manufacturing rights    3,049,652
     Goodwill, net                           8,710
     Patent rights, net                    234,349
     Deposits                              129,765

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

A summary of the BSD acquisition cost and the allocation of the purchase price to the assets acquired is as follows:


Total acquisition cost:

      Market value of
       An-Con shares issued         $4,900,000
      Subscription note
       receivable paid                       0
                                    $4,900,000

Allocated as follows:

      Cash                        $  1,000,000
      Equipment                        672,460
      License and manufacturing      3,227,540
       rights
                                  $  4,900,000

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