Form 10KSB
period 1998-12-31
BOVIE MEDICAL CORP
filed 1999-04-15
CIK 719135

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-KSB


[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended    Commission file number 0-12183
December 31,1998


BOVIE MEDICAL CORPORATION
Formerly known as
AN-CON GENETICS, INC.
(Exact name of registrant as specified in its charter)

          Delaware                                      11-2644611
(State or other jurisdiction                 (IRS Employer Identification No.)
734 Walt Whitman Road, Melville, NY 11747
(Address of principal executive offices)

Issuer's telephone number (516) 421-5452

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 Par Value
(Title of class)

Indicate by check mark whether the registrant (I) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ] Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB any amendment to this Form 10-KSB. [ X ]

Issuer's revenues for its most recent fiscal year were $8,441,846.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 26,1999 was approximately $10,655,106. State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:14,709,695 and Preferred Shares 2,000,000.

DOCUMENTS  INCORPORATED  BY  REFERENCE

There are no documents incorporated by reference.

Bovie Medical Corporation
1998 Form 10-KSB Annual Report


Table of Contents


Part I

Item 1.Description of Business

Item 2.Properties

Item 3.Legal Proceedings

Item 4.Submission of Matters to a Vote of Security Holders


Part II

Item 5.Markets and Market Prices

Item 6.Management's Discussion and Analysis

Item 7.Financial Statements
        (See Financial Section)

Item 8.Changes in and Disagreements
        with Accountants on Accounting
        and Financial Disclosure


Part III

Item 9.Directors, Executive Officers,
        Promoters and Control Persons

Item 10.Remuneration

Item 11.Security Ownership of Certain
         Beneficial Owners and Management
         of Bovie Medical Corporation

Item 12.Certain Relationships and
         Related Transactions

Item 13.Exhibits and Reports on Form 8-k

Bovie Medical Corporation


Item 1.   Description of Business.


Background

Bovie Medical Corporation, formerly known as An-Con Genetics, Inc.("the Company") was incorporated in 1982, under the laws of the State of Delaware and has its principal executive office at 734 Walt Whitman Road, Melville, New York 11747.

Currently, the Company is actively engaged in the business of manufacturing and marketing medical products and developing related technologies. Aaron Medical Industries, Inc. ("Aaron"), a 100% owned subsidiary of the Company, a St. Petersburg, Florida based Corporation, is engaged in the manufacturing and distributing of medical products. Although, Aaron's largest current product line is battery operated cauteries, the Company has shifted its focus to the manufacture and marketing of electrosurgical generators and electrosurgical disposables. This new focus is evident in the development of the Aaron 800 and 1200 electrosurgical generators (see below).

The Company also manufactures a variety of specialty lighting instruments for use in ophthalmology, general surgery, hip replacement surgery, and for the placement of endotracheal tubes. An industrial version of this light is distributed through a large automotive tool distributor, and various retail outlets and stores.

The Company manufactures and markets its products both under private label and the Bovie/Aaron label to distributors worldwide. Additionally, Bovie/Aaron has many original equipment manufacturing (OEM) agreements. These OEM arrangements combined with private label and the Bovie/Aaron label allow the Company to gain greater market share for the distribution of its products.

Bovie  Medical   Corporation  is  a non-operating  company while Aaron as a 100%
owned  subsidiary  which  presently accounts for 100% of operations.

Company Products

Battery Operated  Cauteries

Battery operated cauteries constitute the Company's largest product line. Cauteries were originally designed for precise hemostasis (to stop bleeding) in ophthalmology. The current use of cauteries has been substantially expanded to include sculpting woven grafts in bypass surgery, vasectomies, evacuation of subungual hematoma (smashed fingernail) and for arresting bleeding in many types of surgery. Battery operated cauteries are primarily a sterile one-time use product. The Company manufactures more types of cauteries than any other company in the world, including but not limited to, a line of replaceable battery and tip cauteries, which are popular in overseas markets.

Electrosurgical Products


The Company continues to expand its line of electrosurgical products. Electrosurgical products include electrodes, electrosurgical pencils, and various ancillary disposable products. These products are used in surgery for the cutting and coagulation of tissues and constitute the Company's second largest product line and are compatible with all major manufacturers' electrosurgical generator products.

         Aaron 1200

         The Company has developed a 120 watt, full-featured electrosurgical generator for outpatient surgical procedures. It is used in a variety of specialties including dermatology, gynecology, and plastic surgery.

         Aaron 800

         The Aaron 800 is a low powered office based generator designed primarily for dermatology. The unit is a 30 watt high frequency desiccator used mainly in doctors offices for removing small skin lesions and growths. This unit was designed with sufficient technology to permit the manufacture of more powerful office based generators without requiring time-consuming expense of redesign.

         Electrosurgical Coated Electrodes

         The Company is developing a coated electrosurgical blade as per its agreement with Advanced Refractory Technologies, Inc. (ART), the manufacturer and developer of Dylyn a new coating technology; Development activities for the process and production are ongoing. The Company relies on ART for successful development of the production process. Performance by ART is essential for production and marketing to commence.

         The Company discontinued its Resistick line of reduced stick electrodes used in electrosurgery. The reduced stick electrode market is dominated by MegaDyne Medical Products, Inc. The discontinuance of Resistick sales is a result of the settlement by Aaron with MegaDyne in a suit against Aaron for patent infringement. See legal proceedings and notes to the financial statement.


Battery Operated Medical and Industrial Lights

The Company manufactures a variety of specialty lighting instruments for use in Ophthalmology as well as patented specialty lighting instruments for general surgery, hip replacement surgery and for the placement of endotracheal tubes in emergency and pro-surgery procedures. These lighting instruments have also been adapted for commercial and industrial use and are sold to automotive mechanics through Companies such as Snap-On Tools, MAC and Matco.

Nerve Locator Stimulator

The Company manufactures three different nerve locator stimulators primarily used for identifying motor nerves in hand and facial reconstructive surgery.

These instruments are self-contained, battery operated units, used for single surgical procedures.

Manufacturing,  Marketing  and  Distribution

The Company manufactures the majority of its products on its premises in St. Petersburg, Florida. Labor intensive sub-assemblies and labor intensive products may be out-sourced to the Company's specification. The Company markets its products through national trade journal advertising, direct mail, distributor sales representatives and trade shows, under both the Bovie/Aaron name and private label. Major distributors include Allegiance, Bergen Brunswig Medical, Burrows, McKesson, General Medical, Owens & Minor, and Physician Sales & Service.
Competition

The medical device industry is highly competitive. Many Competitors in this industry are well established, do a substantial amount of business, and have greater financial resources and facilities than the Company.

Main competitors are Conmed in the electrosurgery market and Xomed in the battery operated cautery market. Management believes that, based upon recent developments, the Company has the ability to aggressively compete in these markets.

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

Patents  and  Trademarks

The Company owns a total of fourteen patents. No assurance can be given that competitors will not infringe the Company's patent rights or otherwise create similar or non infringing competing products that are technically patentable in there own right. (See competition)

Liability Insurance

Management believes that general and product liability exposures are adequately covered by insurance.

Research and Development

The approximate amount expended by the Company on research and development of its products during the years 1998 and 1997, totaled $183,173 and $96,738 respectively. The Company has not incurred any direct costs relating to environmental regulations or requirements.

Employees

Presently the Company has a total of approximately 90 employees. These consist of 5 executives, 6 administrative, 5 sales, and 74 technical or factory employees.

SIGNIFICANT SUBSIDIARY - AARON MEDICAL INDUSTRIES, INC.

Aaron Medical Industries, Inc., is a Florida Corporation with offices and manufacturing facilities in St. Petersburg, Florida. It is principally engaged in the business of manufacturing and marketing medical products. Aaron manufactures and sells its products under its own label to distributors worldwide.

Item 2. Properties.

The Company has executive office space at 734 Walt Whitman Road, Melville, NY and its St. Petersburg, Florida facility. The Company leases the executive offices in NY for $1,226 per month and the lease expires in the year 2000.

As part of the purchase of its St. Petersburg, Florida (manufacturing facility), the Company caused the seller to acknowledge that it had previously conducted assessments to document environmental conditions existing on the property, the results of which, are set forth in a June 23, 1994 Contamination Assessment Report (CAR) and a January 27, 1995 Contamination Assessment Addendum (CARA). The Florida Department of Environmental Protection (FDEP) stated in a letter, dated March 31, 1995, that based on their review of the CARA, the CAR could not be approved and that additional work was needed to be performed.

In February of 1998, the environmental engineering firm Geo-Ambient conducted a second addendum to the CAR, (CAR Addendum II) to complete the additional work requested by the FDEP. Based on the results of CAR Addendum II, Geo-Ambient recommended to the FDEP that a "no further action" status be granted for the site. However, as of the date here of the FDEP has not yet issued a Site Completion Rehabilitation Order (SCRO).

Based on the "no further action" finding by Geo-Ambient and the anticipated issuance of an SCRO by the FDEP management of the Company has estimated the present value of the cost of environmental work to be zero.

At the request of the FDEP, GEO-Ambient conducted an additional water test in July of 1998 and found the results to be consistent with previous tests.

The nature and extent of the environmental work, if any is to be required, has not yet been determined by the FDEP. Therefore, no work has been completed by the seller.

Recent  Acquisition of Technology

On February 9, 1998 the Company entered into a series of contemporaneous agreements ("Contemporaneous") and transactions involving two non- affiliated companies, Advanced Refractory Technologies, Inc. ("ART") a privately held New York corporation engaged in research and development of a certain patented nanocomposite technology for the coating of products ("DYLYN" Technology"), and BSD Development Beta Corporation (BSD), a privately held company organized under Delaware Law. As a result of the aforesaid transactions, the registrant acquired certain job-coating equipment valued at $672,460 and consisting of two DYLYN deposition reactors inclusive of components and two electro-blade surgical mounting fixtures (the "Equipment") for coating electrosurgical blades and other specified medical devices utilizing the DYLYN Technology. The aforesaid, in addition to the acquisition by the Company of the Equipment, resulted in the acquisition by it of an exclusive 10-year license to use the DYLYN Technology to jobcoat specified medical products together with a manufacturing arrangement with ART whereby ART will operate and maintain the equipment for the use of the DYLYN Technology under the License Agreement at ARTs location in Buffalo, New York. The Company acquired all of the outstanding securities of BSD which is now a wholly owned subsidiary of registrant.

The license is an exclusive 10-year license to use the DYLYN technology to job-coat specified medical products for marketing anywhere in the world. It provides essentially for payment of a royalty to ART based upon net revenues derived by the registrant directly or indirectly from the sale of products or fees from sub-licensees utilizing the DYLYN Technology. The exclusivity of the license is contingent upon ART receiving minimum job-coating fees of $200,000 in the first contract year and increasing by $100,000 per year for each succeeding contract year up to a minimum of $500,000 in the fourth contract year and each succeeding year thereafter.

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

Manufacturing Agreement

Pursuant to the Contemporaneous Agreements, the Company was assigned a Manufacturing Agreement dated February 9, 1998, which provides that ART will job-coat products pursuant to the registrant's specifications for a fee based upon its base cost as defined plus a percentage thereof, unless otherwise agreed. The manufacturing Agreement which is for a term of 5- years and renewable for an additional 5-years at the option of the registrant also provides for minimum annual job-coating fees which are to be offset against fees payable by the registrant to maintain exclusivity under the License Agreement. Maintenance of exclusivity of the License will satisfy and obviate the minimum annual job-coating fees payable under the Manufacturing Agreement.


Exchange of Shares-BSD

Pursuant to the Contemporaneous Agreements, the Company issued 2,000,000 preferred shares of its stock to ART and acquired all of the outstanding shares of common stock of BSD and an 8% convertible Debenture of BSD in the principal amount of $750,000(which was paid to the Company) in exchange for 3,000,000 shares of common stock of the company. Upon completion of such transactions, the Company issued a total of 5,000,000 preferred and common shares and owned all of the outstanding securities of BSD which had licensing and manufacturing rights to operate the Equipment (which rights have been assigned to the Company.)

Future  Obligation of the Company

Among other things the Preferred Stock issued to ART is convertible into 2,000,000 shares of common stock of Bovie Medical Corporation and shall have certain preferences on liquidation and anti-dilution aspects. In the event Bovie Medical Corporation should issue any shares of any series or class of its preferred stock having substantially the same rights and preferences as the Preferred Stock without the prior consent of ART (which shall not be unreasonably withheld), then Bovie Medical Corporation is to issue and deliver to ART, without payment of any additional consideration by ART, an additional number of shares of An-Con's common stock having an aggregate fair market value equal to $500,000.

Exchange of Shares-Maxxim

On May 8, 1998, the Company entered into and consummated a strategic alliance agreement with Maxxim Medical, Inc., ("Maxxim"), a Delaware corporation the shares of which are listed on the New York Stock Exchange, which agreement provided for the acquisition by the Company of the trademark "Bovie," a supply, license and distributorship arrangement concerning electrosurgical devices and the acquisition of Maxxim's electrosurgical generator product line in exchange for 3,000,000 shares of common stock of the Company. More specifically, the agreement provides for (a) an irrevocable royalty-free sub-license to Maxxim to use the "Bovie" name on any electrosurgical products marketed by Maxxim; (b) a 2- year exclusive distributorship in Maxxim to resell the Bovie electrosurgical generator product line anywhere in the world, and (c) a non-exclusive right to sell the Company products anywhere in the world.

The distributorship arrangement provides for anticipated cooperation between Maxxim and An-Con, with respect to research and development of new products and Maxxim's option to become the exclusive distributor thereof. Maxxim also agreed to certain minimum purchase orders for the Bovie generator product line, the Aaron 1200 generators and other An-Con products and accessories aggregating $3,000,000 during the initial 5-year term of the agreement, subject to quality control and An-Con's ability to meet commercially reasonable purchase orders of Maxxim. Kenneth Davidson, the chairman of the Board of Maxxim, has been appointed a member of the Board of Directors of An-Con.

As consideration for the foregoing, the Company agreed to exchange 3,000,000 shares of common stock for the Bovie Electrosurgical Generator line, the "Bovie" trademark and trade name, and entered into agreements for the aforementioned supply, license, and distributorship arrangement involving Maxxim's commitments to purchase the Company's current and future products. Due to the Company's exhaustion of its authorized shares, in lieu of common stock, the Company had issued a secured convertible promissory note to Maxxim in the principal amount of $3,000,000 due on May 7, 2008, bearing interest at the rate of 1% above the prime lending rate in effect at Nations Banc Montgomery Securities LLC, which was retired when the Company's shareholders authorized an increase in the authorized capitalization of the Company and the Company issued Maxxim 3 million shares in September 1998.

Item 3. Legal Proceedings

In February 1998 the Company settled its patent infringement lawsuit with MegaDyne by payment of $150,000 and a pledge not to sell coated blades in the electrosurgical market for six months.

Item 4.Submission  of Matters to a Vote of Security  Holders

On September 8, 1998, a special meeting of shareholders was held to approve:

1. An increase in the authorized capitalization of the Company from a total of 15,000,000 shares having a par value $.015 per share to 50,000,000 shares having a par value of $.001 per share.

2. To create a class of blank preferred stock consisting of 10,000,000 shares having a par value of $.001 per share.

3. To change the name of the Corporation to "Bovie Medical Corporation."

4. To ratify the Company's 1998 Non-statutory Stock Purchase and Option Plan.

All proposals were approved by a majority of the votes cast at the meeting at which a quorum was present in person or by proxy. As a result of certain contractual obligations management filed an amendment to the Company's certificate of Incorporation increasing the authorized capitalization to 40 million shares of common stock $.001 par value instead of 50 million shares of common stock authorized by the shareholders.

On December 16,1998, an annual meeting of shareholders was held to approve the election of directors and appoint the Company's auditors. All proposals were approved by a majority of the votes cast at the meeting at which a quorum was present in person or by proxy.

PART II


Item 5.

Markets and Market Prices

Bovie's common stock is traded in the over-the-counter market on the National Association of Securities Dealers, Inc. Bulletin Board ("NASD Bulletin Board"). The table shows the reported high and low bid prices for the common stock during each quarter of the last eight quarters as reported by the NASD Bulletin Board (symbol "Bovie"). These prices do not represent actual transactions and do not include retail markups, markdowns or commissions.

           1998                      High          Low

         1st Quarter                 2 1/8         5/8

         2nd Quarter                 1 13/16       1 1/8

         3rd Quarter                 1 1/4         27/32

         4th Quarter                 15/16         17/32


             1997                     High         Low

         1st Quarter                 1 5/16        1

         2nd Quarter                 1 1/8         11/16

         3rd Quarter                 2 1/32        9/16

         4th Quarter                 13/16         9/16


On March 26, 1999, the Closing bid for Bovie's Common Stock as reported by the NASD Bulletin Board was $.635 per share. As of March 26, 1999, the total number of shareholders of the Company's Common Stock was approximately 1,000 exclusive of shareholders whose shares are held in the name of their broker or stock depositories or the escrow agent holding shares for the benefit of Bovie Medical Corporation shareholders which are estimated to be 1,000 additional shareholders.

Item  6.  Management's  Discussion  and  Analysis.

Results of  Operations

Bovie's net revenues for 1998 were approximately $8.4 million as compared to $7.3 million for 1997. The increase in sales of $1,070,565 (15%) was the net result of $358,574 increase in revenues from sale of cauteries and the balance of the increase was mostly attributable to contract sales to Maxxim as part of purchase of the Bovie trade name. The sales for medical products represented approximately 90% of total sales in 1998 as compared to approximately 87% in 1997. This was due to a decrease in non-medical lighting products of $120,057 which is directly attributable to one customer decreasing purchases from the Company.

The Cost of goods sold increased by $1,135,267 (27%) from $4,138,774 in 1997 to $5,274,041 in 1998. Consequently, the percentage of gross profit from sales decreased from 44% in 1997 to 38% in 1998. The difference in cost of sales and gross profits were principally due to the gross loss on sales to Maxxim, as per the agreement dated May 8,1998, and the decrease in the profit margin on sale of Pen Lights.

During 1998 and 1997, the Company's family of cauteries accounted for 41% and 43% of sales, respectively, and 35% and 39% of cost of goods sold, respectively.

Research and development expenses increased from $96,738 to $183,173, from 1997 to 1998. The Company continued to invest in the development of ECU (electrosurgical coagulation) devices, and other Company products which is evidenced by acquisition costs in 1998 of $29,290. Research and development costs are made up of materials costs, engineering costs, depreciation of reactors, and payroll.

Research and development costs of the Company have increased in 1998 mostly by the depreciation expense on the reactors that the Company purchased from BSD. The Company is developing DYLYN coated products with these reactors. Assuming successful development, when the products are marketed and the reactors are used for manufacturing, depreciation will be charged to cost of goods. The Company estimated the lives of the reactors to be 10 years.

The increase in interest expense of 18% amounting to $16,147 was mainly attributable to the Company's contract to purchase the Bovie name. The Company had to pay interest on the note issued as a part of the acquisition price, until shareholders authorized the issuance of additional shares to retire the acquisition note.

The need for borrowing has decreased because of the receipt of one million dollars in connection with the BSD transaction. The availability of these funds is expected to lower the interest expense in 1999.

The Company's effective income tax rate would have been 35% except that the Company has loss carryforward. Because of a net loss, the Companies operating loss carryforward increased in 1998.

General and administrative expenses of the Company increased by $273,268 (18%) from $1.5 million in 1997 to $1.8 million in 1998. This was mainly attributable to the increase in amortization of intangible assets acquired from BSD and Maxxim of $377,598.

Salaries and related expenses increased by 25% from $1.3 million in 1997 to $1.6 million in 1998. The increase in salaries were in part because of hiring additional engineering and quality control and technical personnel to produce Bovie generators.

Cost of professional services increased by 85% from $298,156 in 1997 to $556,352 in 1998. Additional professional fees were mostly related to the consulting and legal costs of acquiring new technologies and products.

The increase in operating expenses resulted in a decrease of $998,156 in operating income and $1,026,637 decrease in net income, from 1997 to 1998. Loss from operations was $920,162 in 1998 as compared to an operating income of $77,994 in 1997.

Loss from operations as a percentage of sales was 11% in 1998 and a gain of 1.1% in 1997. Net loss of the Company in 1998 was $998,046 as compared to net income of $28,591 in 1997.

Total other costs as a percentage of sales were 48% in 1998 as compared to 43% in 1997.

Total other costs mostly increased due to the BSD and Maxxim transactions. For 1999 the Company believes total other costs should not be significantly higher than they were in 1998.

The Company sells its products through distributors both in the international market and in the USA. The distributors are contacted through response to company advertising in international medical journals or at domestic or international trade shows.

During 1998, international sales of the Company's product lines decreased by a total of $260,590 (15%). In 1998, these sales were $1.5 million (18% of total sales) as compared to $1.8 million (24% of total sales) in 1997. The decrease in international sales volume was mainly attributable to the Company not having its European Community Certification (CE Mark which permits medical devices to be sold in the European Common Market until the middle of 1998.

In the fourth quarter of 1998, the Company made agreements with various sales representatives to develop markets for its new products and maintain customer relations. The representatives receive on average approximately 5% of the sales in their market areas.

An adequate supply of raw materials is available from both domestic and international suppliers. The relationship between the Company and its suppliers is generally limited to individual purchase order agreements, supplemented by contractual arrangements with key vendors to ensure availability of certain products. The Company has developed multiple sources of supply where possible.

New product development and improvements to the Company's facility required by regulatory agencies in 1998 amounted to approximately $21,400. These expenditures were funded primarily through internal cash flow and bank financing. In order to provide additional working capital, the Company secured a $400,000 credit facility with a local commercial bank in the first quarter of 1997 and a $150,000 three year note to purchase fixed assets with interest at 1% over prime. The credit facility is expected to be renewed in May 1999.

Discontinued Operations

As part of a lawsuit settlement with a competitor of the Company, the Company agreed to discontinue sales of its coated blade products. Sales and gross profits from this product for 1997 and 1998 were $370,677 and $31,000 respectively, and $203,131 and $26,500, respectively. The company is developing a new line of coated blade products, that the Company believes is proprietary.

Delays in perfecting the manufacturing process has caused a delay in the Company bringing this product to market. The continuation of these delays could adversely affect the future profitability and cash flows of the project and could impair the carrying value of the related assets.

Financial  Condition As of December 31,

1998, cash totaled $278,673 as compared to $48,246 at December 31, 1997. Cash used by operating activities was $98,793 in 1997 compared to $14,010 in 1998. Net working capital of the Company was $1,674,297 and $557,237 on December 31, 1998 and 1997, respectively.

The amount of cash used in investing activities was $257,733 in 1997, compared to $443,835 in 1998. The Company continued to invest in property, plant and equipment needed for future business requirements, including manufacturing capacity.

The net cash inflow from financing was $688,272 in 1998 as compared to $283,868 in 1997. The most significant items of financing activity in 1998 were the reduction of notes payable of $338,738 and the receipt of $982,756 from the exchange of the Company's common stock.

The Company believes that it has the financial resources needed to meet business requirements in the foreseeable future, including capital expenditures for the expansion of its manufacturing site, working capital requirements, and product development programs.

The Company's ten largest customers accounted for approximately 49% of net revenues for 1998 as compared to 51% in 1997. At December 31, 1998, the same ten customers accounted for approximately 65% of outstanding accounts receivables as compared to 47% in 1997.

Outlook

The statements contained in this Outlook are based on current expectations. These statements are forward looking, and actual results may differ materially.

The Company believes that the world market for disposable medical products, such as the Company's battery-operated cauteries, has significant growth potential because these type of products have not been affordable or effectively marketed outside the U.S. Because of these factors, the Company has designed certain disposable products to be reusable. The Company presently has a significant portion of the U.S. cautery market and does not expect a dramatic growth in sales of cautery - related products domestically.

The Company has focused on expanding its line of electrosurgical products. Electrosurgical products sold by the Company are the standard stainless steel electrodes, the Aaron 800 and 1200 high frequency desiccators.

From 1997 to 1998, the Company's electrosurgical sales increased by more than 59% from $1,377,029 to $2,188,683. This increase was attributable to the transaction with Maxxim. Maxxim sold to the Company work in process and raw materials inventory for the Bovie line of generators. The Company agreed to finish the products and sell them back to Maxxim. The agreement increased sales by $592,000, in 1998. The additional increases in sales were attributable to sales of the Aaron 1200 device. In 1998 Resistick sales ceased due to the settlement of the Company lawsuit with MegaDyne. Except for the possible introduction of new electrosurgical products the Company does not expect electrosurgical sales to increase significantly in 1999. The Company through its private label capability sees unique opportunities in the domestic market as its competitors do not private label. The electrosurgical product market is a larger market than the Company has normally sold into and is dominated by two main competitors, ValleyLab and Conmed. The combined markets for these products exceed $100 million annually. Electrosurgical product sales moved from fifth place to second in total Company sales by product line in 1997 and have remained in second place.

Non-Medical Products

In 1998, the Company had sales of $.8 million of its flexible lighting products used primarily in the automotive and locksmith industries. Approximately $.6 million was sold to one customer.

Reliance on Collaborative, manufacturing and Selling Arrangements

The Company is dependent on certain contractual partners, for manufacturing and product development. Should a collaborative partner fail to develop and manufacture products, the Company's future business and value of related assets could be negatively affected. No assurance can be given that a collaborative partner may give sufficient high priority to the Company's products. In addition, disagreements or disputes may arise between the Company and its contractual partners which could adversely affect production of its products.

Liquidity and Future Plans

The Company has recently changed its direction from acquiring ownership interest in companies to acquiring new product technology and expanding manufacturing capabilities through Aaron. The Aaron 800, Aaron 1200, and the Dylyn technology and manufacturing agreement are prime examples of this new direction. Other products and technologies are being evaluated for future development.

In order to resume strong international sales growth and maintain its ability to sell in Europe, management has implemented and been certified as ISO9001/EN46001 quality system complaint and has been granted its CE mark (International Quality control.)

The Company has obtained a line of credit with a local commercial bank for $400,000 and a $150,000 loan for capital improvements. Interest on these loans is to be paid at 1% over prime. As of December 31, 1998, the Company had paid off the line of credit and had a balance of $58,060 on its term loan which is amortized at a rate of $4,167 per month.

The Company's future results of operations and the other forward-looking statements contained here in particular the statements regarding growth in the medical products industry, capital spending, research and development, and marketing and general and administrative expenses, involve a number of risks and uncertainties. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially, are the following: business conditions and the general economy; competitive factors such as rival manufacturers' availability of products at reasonable prices; risk of nonpayment of accounts receivable; risks associated with foreign operations; and litigation involving intellectual property and consumer issues.


The management of Bovie Medical Corporation believes that it has the product mix, facilities, personnel, and competitive and financial resources for business success, but future revenues, costs, margins, product mix and profits are all subject to the influence of a number of factors, as discussed above.

YEAR 2000

The Company is reviewing its exposure to year 2000 computer-related risks as well as trying to review those of its suppliers and customers, to evaluate any potential impact on January 1, 2000 and beyond. We believe that all internal systems will be compliant or at least have no material adverse effect on its ability to operate on or after January 1,2000. No significant program revisions have been identified which would result in significant cost in future periods. The Company anticipates, but cannot assure, that should a problem arise, it will be able to take necessary steps to minimize the impact with minimal or no material adverse effect on the results of the Company or its customers. The cost of this effort thus far has been immaterial and has been included in operating expenses.


Item 7.   Financial Statements.
(See Attached)


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no disagreements with or changes in accountants.

PART III


Item 9.   Directors, Executive Officers, Promoters and Control Persons

The Company's Executive Officers and directors are as follows:

   Name                 Position           Director since

Andrew Makrides         Chairman of the    December,1982
                        Board, President,
                        CEO and Director

J. Robert Saron         President of       August, 1994
                        Aaron
                        And Director
George Kromer           Director           October 1995

Alfred V. Greco         Director           April, 1998

Kenneth W. Davidson     Director           July, 1998

Keith Blakely           Director           December, 1998

Delton Cunningham       Secretary,
                        Treasurer
                        Vice President/
                        CFO

Moshe Citronowicz       Executive Vice
                        President
                        Chief Operating
                        Officer


Andrew Makrides, Esq. age 57, Chairman of the Board and President, member of the Board of Directors, received a Bachelor of Arts degree in Psychology from Hofstra University and a JD Degree from Brooklyn Law School. He is a member of the Bar of the State of New York and practiced law from 1968 until joining Bovie Medical Corporation as Executive Vice President and director, in 1982. Mr. Makrides became President of the Company in 1985 and the CEO in December 1998 and has served as such to date.

J.  Robert  Saron,  age 46,  Director,  holds a  Bachelors  degree in Social and
Behavioral Science from the University of South Florida. From 1988 to present Mr. Saron has served as a director of Aaron Medical Industries, Inc. (formerly Suncoast Medical Manufacturing, Inc.). Mr. Saron served as CEO and chairman of the Board of the Company from 1994 to December 1998. Mr. Saron is presently the President of Aaron and member of the Board of Directors of the Company.

Alfred V. Greco, Esq. age 63, Director, is President of Alfred V. Greco, P.C., and has been counsel to the Company since its inception. Mr. Greco is a member of the Bar of the State of New York and has been engaged in the practice of law for the past 35 years in the City of New York. The main focus of Mr. Greco's experience for the past 30 years has been in the area of corporate and securities law during which he has represented a large number of public companies, securities brokerage firms, executives and registered representative and has developed a broad range of experience in administrative, regulatory and legal aspects of public companies. Mr. Greco graduated from Fordham University School of Law with a Doctor of Law degree, in June 1960. He was admitted to the New York State Bar in March 1961.


Delton N. Cunningham, age 34, Vice President and Chief Financial Officer holds a Bachelor of Science in Accounting from the University of Florida. He is a Certified Public Accountant and is a member of the American Institute of Certified Public Accountants and the Florida Institute of Certified Public Accountants. Mr. Cunningham began his career with the Miami office of Arthur Anderson, LLP. In June of 1991 Mr. Cunningham joined Aaron Medical Industries, Inc., as the Company's Chief Financial Officer. In June of 1992 Mr. Cunningham became Vice President of Aaron Medical Industries, Inc. and in April of 1993, he was elected Corporate Secretary of Aaron by the Board of Directors.

George W. Kromer, Jr., age 56, filled a vacancy on the Board of Directors and became a director on October 1, 1995. Mr. Kromer is a Senior Financial Correspondent for "Today's Investor" and is utilized as a consultant by a number of companies whose shares are listed on the American Stock Exchange and Over-the-Counter Exchange. Bovie Medical Corporation has also retained Mr. Kromer on a month-to-month basis as a consultant in addition to his capacity as a director. He has been writing for financial publications since 1980. He received a Master's Degree in 1976 from Long Island University in Health Administration. He was engaged as a Senior Hospital Care Investigator for the City of New York Health & Hospital Corporation from 1966 to 1986. He also holds a Bachelor of Science Degree from Long Island University's Brooklyn Campus and an Associate in Applied Science Degree from New York City Community College, Brooklyn, New York.

Moshe Citronowicz , age 46, is a graduate of the University of Be'er Sheva, Be'er Sheva, Israel, with a Bachelor of Science degree in electrical engineering. He has also received certificates from Worcester Polytech, Lowell University and the American Management Association for completion of seminars in MRP, master scheduling, purchasing SPC, JIT, accounting and plant management. Since coming to the United States in 1978, Mr. Citronowicz has worked in a variety of manufacturing and high tech industries. In October 1993, Mr. Citronowicz joined the Company as Vice President of Operations. He is responsible for all areas of manufacturing, purchasing, product re-design, as well as new product design. In September 1997, Mr. Citronowicz was appointed by the board of directors to the position Executive Vice President and Chief Operating Officer.

Kenneth W. Davidson, age 51, is a chairman and Chief Executive Officer of Maxxim Medical, Inc., a Delaware Corporation the shares of which are listed on the New York Stock Exchange. Mr. Davidson has been a director of Maxxim since 1986. Prior to that he was the Corporate Director of Business Development at Intermedics Incorporated, which is principally a manufacturer of implantable medical devices such as pacemakers.

Keith Blakely, age 45, is a founder, officer, principal shareholder, and director of ART for the past fifteen years. He is also Chairman of the External Advisory Board for the Center for Advanced Ceramic Technology at Alfred University, a Director of the Clarkson University Center for Advanced Materials and Processes, and the Vice-chairman of the Board of the Western New York Technology Development Center. Prior to his association with ART, Mr. Blakely served in various management, production, quality, and engineering positions at the Carborundum Company.

REMUNERATION

Item 10. The following table sets forth the compensation paid to the executive officers of the registrant for the three years ended December 31, 1998:


                           Summary Compensation Table

                               Annual Compensation

Name and
Principal
Position             Year       Salary        Bonus(a)     Other(b)

Andrew Makrides
 President, CEO
 Chairman of         1998      $ 99,478        1,918         9,809
 the Board           1997       103,382        1,784         9,598
                     1996        90,000        8,400         9,700
J. Robert Saron
 President of
 Aaron Medical       1998       144,559        2,814         9,809
 and Director        1997       155,865        2,460         9,352
                     1996       143,000       42,600         8,100

Moshe Citronowicz
 Executive           1998       112,463       22,891         9,809
 Vice President-     1997       107,044        1,921         9,352
 Chief Operating     1996       104,600       11,200         8,100
 Officer

Delton Cunningham    1998        86,023        1,631         9,809
 Secretary,          1997        90,325        1,516         9,262
 Treasurer,          1996        86,000        8,400         7,400
 Vice President/
 CFO

(a) In 1997, the officers waived their right to 1996 bonuses and the bonuses which were contributed to the capital of the Company. (b) Other compensation consists of medical insurance and auto.

Item 10. The following table sets forth the compensation paid to the executive officers of the registrant for the three years ended December 31, 1998:


                           Summary Compensation Table

                             Long Term compensation

                                   Underlying
Name and
Principal                   Stock        Options/
Position        Year      Awards(#)    SARS(#)  Pay-outs

Andrew Makrides
 President,
 CEO Chairman of    1998         --        --      --
 the Board          1997         --        --      --
                    1996      70,000       --      --

J. Robert Saron
 President of
 Aaron Medical      1998         --        --      --
 and Director       1997         --        --      --
                    1996     90,000        --      --

Moshe Citronowicz
 Executive
 Vice President
 Chief              1998         --        --      --
 Operating          1997         --        --      --
 Officer            1996     25,000        --      --

Delton Cunningham
 Secretary,
 Treasurer,         1998         --        --       --
 Vice President,    1997         --        --       --
 CFO                1996     55,000        --       --

(a) In 1997, the officers waived their right to 1996 bonuses and the bonuses which were contributed to the capital of the Company.

(b) Other  compensation consists of medical insurance and auto.

Option Grants and Exercise

The following table summarizes (i)option grants to the Named Executive Officers during the year ended December 31, 1998 and (ii) the value of the options held by the named Executive Officers at December 31, 1998.

                   Option Grants in the Last Fiscal Year
                               Individual Grants

                     Number of     Percent of
                     Securities   Total Options
                    Underlying     Granted to      Exercise or
                      Options     Employees in   Base Price Per   Expiration
Name                  Granted      Fiscal Year        Share           Date


Andrew Makrides       150,000           19%           $0.75          12/31/08
J. Robert Saron       150,000           19%           $0.75          12/31/08
Moshe Citronowicz     150,000           19%           $0.75          12/31/08
Delton Cunningham     150,000           19%           $0.75          12/31/08

The options were granted on January 14, 1998 under Bovie Medical Corporation

Incentive and Stock option Plan.



The following table sets forth information with respect to the exercises of stock options by the Named Executive Officers during the year ended December 31, 1998 and unexercised options held by the Named Executive Officers on December 31, 1998.

                          Aggregated Option Exercises in Last
                    Fiscal Year and Fiscal Year End Option Values

                                                                  Value of
                                                 Number of       Unexercised
                                                Unexercised      In-The-Money
                                                  Options         Options at
                       Shares                  At Fiscal Year      Fiscal
                        Acquired       Value        End (#)         Year
Name               on Exercise(#)   Realized     Exercisable       End (a)


Andrew Makrides          -             -           220,000            -
J. Robert Saron          -             -           240,000            -
Moshe Citronowicz        -             -           175,000            -
Delton Cunningham        -             -           205,000            -


___________________

(a) The exercise price of the options were higher than the closing sale price for the Common Stock. The sales price as reported on NASDAQ National Market on December 31, 1998 was $0.5625.

Outside Directors are compensated in their capacities as Board members through option grants. The Company's Board of Directors presently consists of J. Robert Saron, Andrew Makrides, Chairman CEO, and President, Kenneth Davidson, Keith Blakey, George W. Kromer, Jr. and Alfred V.Greco. Mr. Kromer has been retained on a month-to-month basis pursuant to verbal agreement as a financial and public relations consultant by Bovie Medical Corporation for the past year at an average monthly fee of $1,000. Mr. Greco is an officer and director of Alfred v. Greco PC, Counsel to the corporation which earned legal fees from the Company of $182,953 during 1998. He also received 75,000 ten year options to purchase the Company's Stock at $.75. These options were authorized but not issued as of December 31, 1998.

In 1998 George Kromer was awarded 100,000 stock options, for ten years to purchase Bovie Medical Corporation stock at $.75 per share.

There have been no changes in the pricing of any options previously or currently awarded.

On January 1, 1998, the Company renegotiated contracts with its officers, for periods of one to five years. The following schedule shows all contracts and terms with officers of the company.


                           BOVIE MEDICAL CORPORATION
                               OFFICERS CONTRACTS
                               DECEMBER 31, 1998

Officers     Contract Expiration Contractual  Auto
               Date      Date      Base Pay  Allowance

Delton
Cunningham   1/1/98    12/31/2000 $ 78,872    $6,310

Moshe
 Citronowicz 1/1/98    12/31/2002   99,905     6,310

Andrew
 Makrides    1/1/98    12/31/2002   92,773     6,310

J. Robert
 Saron       1/1/98    12/31/2002  136,123     6,310


Item 11. Security Ownership of Certain Beneficial Owners and Management of Bovie. The following table sets forth certain information as of December 31, 1998, with respect to the beneficial ownership of the Company's common stock by all persons known by the Company to be the beneficial owners of more than 5% of its outstanding shares, by directors who own common stock and by all officers and directors as a group.

                                          Number of       Nature    Percentage
Name and Address           Title          Shares            of         of
                                         Of Class        Ownership  Ownership(i)
                                          Shares(i)

Advanced  Refractory
 Technologies, Inc.         Preferred    2,000,000       Beneficial       10.7%
 699 Hertel Ave.
 Buffalo, NY 14207

Eric Rainer Bashford
 Charitable Trust           Common       1,125,000       Beneficial       6.02%
 2689 Strang Blvd
 Yorktown Heights,
 NY 10598

Norman Fuchs, Individual
 Retirement Account         Common       1,125,000       Beneficial       6.02%
 5 Flagpole Lane
 East Setauket,
 NY 11209

Maxxim Medical, Inc.        Common       3,000,000       Beneficial       16.1%
 10300 49th St. North
 Clearwater, FL 33762

Directors
Andrew Makrides             Common         538,000(ii)   Beneficial        2.8%
 734 Walt Whitman Road
 Melville, NY 11746

George Kromer               Common         135,000(iii)  Beneficial         .7%
 P.O. Box 188
 Farmingdale, NY

Alfred Greco                Common          51,500(iv)   Beneficial         .3%
 666 5th Ave.
 New York, NY 10103

J.Robert Saron              Common          673,805(v)    Beneficial        3.6%
Ashley Drive
 Seminole, FL

Keith Blakely                   --             (vi)              --            0
 c/o Technologies,
 Inc. 699 Hertel Ave.

Buffalo, NY 14207
Kenneth Davidson               --             (Vii)              --            0
 c/o 10300 49th St. North
 Clearwater, FL 33762

Officers and Directors  as a group        1,965,954       Includes        10.5%
                                                          975,000 shares
                                                          Reserved for
                                                          Option


(i) Based on 16,699,695 common and preferred shares and 1,980,500 options outstanding to acquire shares. Officers and directors have 975,000 options to acquire shares at December 31, 1998.

ii)Includes 220,000 shares owned by Mr. Makrides reserved pursuant to 10 year options to purchase shares of the Company. His options range from $.75 for 150,000 to $1.15 for 50,000.

(iii) Constitute 135,000 shares reserved pursuant to 10 year options owned by Mr. Kromer to purchase shares of the Company.

(iv) Does not include 75,000 shares reserved pursuant to 10 year options exercisable at $.75 per share. Granted but not delivered until 1999. Represents shares owned by Alfred V Greco PC.

(v) Includes 240,000 shares reserved pursuant to 10 year options exercisable at $.75 per share owned by Mr. Saron.

(vi) Does not include 2 million shares of preferred stock of the Company (convertible into 2 million shares of common stock) held by ART, of which Mr. Blakely is an officer, director and major shareholder.

(vii) Does not include 3 million shares of common stock held by Maxxim Medical Inc. of which Mr. Davidson is an officer, director and major shareholder.

Item 12. Certain Relationships and Related Transactions

Joseph Valenti

Valpex International Corporation ("Valpex"), a Company owned and operated by Mr. Joseph Valenti, was a supplier of vacuum and Krypton bulbs and vinyl pouches to Aaron for several years. In 1996, Mr. Valenti joined Bovie Medical Corporation as a director. On May 10, 1996, Valpex and Aaron entered a three year agreement that allows Aaron to purchase products directly from Valpex's manufacturers and suppliers. In exchange, Aaron agreed to pay a commission to Valpex on purchases from the agreed upon list of Valpex's suppliers. In 1998 and 1997, respectively, the equivalent sales of Valpex to Aaron were $77,200 and $117,700, respectively. Mr. Valenti resigned from the Board of Directors in August of 1998.

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

In January 1998 the executive officers of the Company entered into new employment agreements with the company. See executive compensation - officers contracts.

George Kromer, a director, also serves as a consultant to the Company with average consulting compensation of approximately $1,000 per month. The aforesaid transactions were on terms no less favorable to the Company than could have been obtained in arms-length transactions with unrelated third parties.

Robert Speiser As of December 31, 1997, the Company had repaid $235,100 of a principal amount previously owned to Mr. Robert Speiser a former officer director and principal shareholder of the Company. The Company has accrued a liability for $73,800 to Mr. Speiser, which was the balance of his loan to the Company and accrued interest on that loan. Mr. Speiser is disputing this amount because he feels he is due additional interest and back wages he estimated to be an additional $80,000 and the Company is trying to settle Mr. Speiser's claim.

See "Certain Relationships and related Transactions". Presently there is no lawsuit between the Company and Mr. Speiser.

Alfred V. Greco

A director is the CEO of Alfred V Greco PC, the company's council which received $182,953 in legal fees. See "Security ownership" of certain beneficial owners and management.

Norman Fuchs

During October 1998 the Company entered into a consulting agreement with ATH Venture Inc. of which Norman Fuchs is an officer director and principal shareholder. Mr. Fuchs through his Individual Retirement Account beneficially owns 1,125,000 shares of the Company (6.02%) and pursuant to the consulting agreement receives $5,000 per month from the Company.

Item 13.   Exhibits and Reports on Form 8-k

No Form 8-k was filed in the fourth quarter of 1998.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Petersburg, State of Florida, on April 14, 1999.


                                         Bovie Medical Corporation

                                         By: S/J. Andrew Makrides
                                         Andrew Makrides
                                         Chairman of the Board
                                         President




Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                           Title and Date

S/Andrew Makrides                   Chairman of the Board
Andrew Makrides                     Chief Executive Officer
                                    President, Director
                                    April 14, 1999

S/J. Robert Saron                   Director J. Robert Saron
                                    April 14, 1999

S/George W. Kromer                  Director
George W. Kromer                    April 14, 1999


S/ Delton Cunningham                Secretary, Treasurer
Delton Cunningham                   Principal Accounting Officer
                                    April 14, 1999


S/Kenneth Davidson                  Director
Kenneth Davidson                    April 14, 1999


S/Alfred Greco                      Director
Alfred Greco                        April 14, 1999


S/Keith Blakely                     Director
Keith Blakely                       April 14, 1999

PART II

ITEM 7.  FINANCIAL STATEMENT




BOVIE MEDICAL CORPORATION
INDEX TO FINANCIAL STATEMENTS



       Contents                                          Page



Consolidated Balance Sheet
 at December 31, 1998                                     19

Consolidated Statements of Operations for the
 years ended December 31, 1998 and 1997                   21

Consolidated Statements of Shareholders' Equity
 for the years ended December 31, 1998 and 1997           23

Consolidated Statements of Cash Flows for the
 years ended December 31, 1998 and 1997                   25

Notes to Consolidated Financial Statements                28

Consent of Certified Public Accountant                    49

Independent Auditors' Report                              50

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 1998


                           ASSETS

Current assets:

  Cash                                   $   278,673
  Trade accounts receivable, net           1,002,834
  Inventories                              1,476,548
  Prepaid expenses                            78,440
  Deferred tax asset                         175,010
  Other Assets                                23,051

     Total current assets                  3,034,556

  Property and equipment, net              2,162,337

  Other assets:
  Repair parts                               355,756
  Trade name                               1,791,257
  License and manufacturing rights         2,955,984
  Goodwill, net                                4,120
  Patent rights, net                         226,054
  Deposits                                   129,765

                                           5,462,936

     Total Assets                        $10,659,829

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 1998
(Continued)


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Current liabilities:

 Accounts payable                      $   385,558
 Accrued expenses                          302,388
 Notes payable - current portion           569,187
 Due to shareholders                       103,126

     Total current liabilities           1,360,259

 Long-term debt                             11,226


Stockholders' equity:

Preferred Stock, par value $.001
 10,000,000 shares authorized
 2,000,000 issued and outstanding
 On December 31, 1998                        2,000

Common stock par value $.001;
 40,000,000 shares authorized,
 issued and outstanding 14,809,695
 shares, on December 31, 1998               14,780
Additional paid in capital              21,199,945
Accumulated deficit                    (11,928,381)

    Total stockholders' equity           9,288,344

    Total liabilities and
   stockholders' equity               $ 10,659,829


The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                              1998                  1997

Sales                      $8,441,846           $7,371,281
Cost of sales               5,274,041            4,138,774

Gross Profit                3,167,805            3,232,507
Other costs:
Research and development      183,173               96,738
Professional services         552,352              298,156
Salaries and related costs  1,599,925            1,280,370
Selling, general and
 administration             1,752,517            1,479,249

Total other costs           4,087,967            3,154,513
Income from operations      ( 920,162)              77,994

Other income and (expense):

Interest income                 4,163                4,005
Interest
expense                     ( 103,843)           (  87,696)
Miscellaneous                  21,796               34,288

                            (  77,884)           (  49,403)

Income before income tax    ( 998,046)              28,591
Income taxes:
    Current                        --            (   8,577)
Tax benefit                        --                8,577

Net income (loss)          $( 998,046)          $   28,591

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
(CONTINUED)



  Earnings per share
                                 1998             1997

Net income (loss):

   Basic                      $ (.07)             N/S
   Diluted                    $ (.07)             N/S

Weighted average number
 of shares
 outstanding                13,876,328        8,186,256


Weighted average number
 of share assuming
 conversion of securities   13,876,328        8,443,972


N/S - Not Significant


The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
(Continued)


                                      Common
                     Warrants        number of     Common       Paid in
                    Outstanding       shares        stock       Capital
Balance
January 1,
 1997               $1,121,000       $8,110,648    $121,671    $12,921,356

Shares exchanged
 for warrants         (200,000)         100,000       1,500      (   1,500)


Shares issued
 to retire debts            --           51,800         637         33,761


Shares issued
 for services               --           17,500         263          6,737


Warrants issued        143,000               --          --            --


Collection of  subscriptions
 receivable                 --               --          --            --


Employee
 contribution
 of Bonus                   --               --          --         70,600


Net income                  --               --          --            --
Balance as of
December 31,
1997                $1,064,000       $8,279,948     $124,071   $13,030,962


The accompanying notes are an integral part of the financial statements. (Continued on next page)

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
(Continued)

                        Deficit    Receivable     Total
Balance
January 1,
 1997               $(10,958,926)  $(64,000)   $2,020,109

Shares exchanged
 for warrants                 --         --            --

Shares issued
 to retire debts              --         --        34,398

Shares issued
 for services                 --         --         7,000

Warrants issued               --         --            -

Collection of  subscriptions
 receivable                   --     64,000        64,000

Employee
 contribution
 of Bonus                     --         -         70,600

Net income                28,591         -         28,591

Balance as of
December 31,
1997                $(10,930,335  $      --    $2,224,698

The accompanying notes are an integral part of the financial statements. (Continued on next page)

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY

FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                             Preferred              Common
                Warrants     number of  Preferred  number of
               Outstanding     shares     Stock      share
Balance
 January 1,
 1998            1,064,000        --       --     8,279,948

Shares exchanged
 for warrants
 at $.75          ( 83,500)       --       --        83,500

Shares issued for
 consulting
 services at
 $.40 per share         --        --       --       306,667

Shares issued
 for employee bonus     --        --       --       100,000
 at $.20 per share

Shares issued
 for purchase of
 patent right at $.40
 per share              --        --       --        39,580

Shares issued for
 purchase of equipment,
 license, manufacturing
 rights and cash at $.98
 per share              -- 2,000,000    2,000     2,900,000

Shares issued
for trade name
 and inventory at
 $1.00 per share       --         --       --     3,000,000

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
(CONTINUED)
                             Preferred               Common
                   Warrants    number of  Preferred  number of
               Outstanding     shares     Stock       share

Receipt of cash on
 subscriptions
 receivable Aaron
 officers               --        --       --            --

Adjustment to
 par value of
 stock from $.015
 to $.001 as
 per stockholders
 meeting                --        --       --            --

Warrants issued
 1998            1,000,000        --       --            --

Loss for 1998           --        --       --            --

Balance as of
 December
 31, 1998       $1,980,500 $2,000,000  $2,000   $14,709,695

The accompanying notes are an integral part of the financial statements. (Continued on next page)

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
(CONTINUED)

                 Common    Paid-in
                 stock     Capital     Deficit      Total
Balance January
 1, 1998       $124,071 $13,030,962  (10,930,335)  2,224,698

Shares exchanged
 for warrants
 at $.75             84     62,157           --       62,241

Shares issued
 for consulting
 services at
 $.40 per share     307    122,360           --      122,667

Shares issued
 for employee
 bonus at $.40
 per share          100     19,900           --       20,000

Shares issued
 for purchase
 of patent
 rights at $.40
 per share           40     16,229           --       16,269

Shares issued
 for purchase
 of equipment,
 license,
 manufacturing
 rights and
 cash at $.98
 per share        3,000  4,855,000          --     4,860,000

Shares issued
 for trade name
 and inventory
 at $1.00
 per share        3,000  2,977,000          --     2,980,000

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
(CONTINUED)

                   Common    Paid-in
                   stock     Capital     Deficit       Total

Receipt of cash
 on subscriptions
 receivable
 Aaron officers      --        515           --          515

Adjustment to
 par value of
 stock from $.015
 to $.001 as per
 stockholders
 meeting       (115,822)   115,822           --           --

Warrants
 issued 1998         --         --           --           --
      --
Loss for 1998        --          --  (  998,046)  (  998,046)

Balance as
 of December
 31,1996        $14,780 $21,199,945 $(11,928,381) $9,288,344

The accompanying notes are an integral part of the financial statements. (Continued on next page)

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                   1998            1997

Cash flows from operating
activities:

Net income (loss)             $ (998,046)       $  28,591
Adjustments to reconcile
 net income (loss) to net
 cash provided by
 operating activities:

Depreciation and amortization    787,088          311,138
Shares issued for services       162,667            7,000
Write down inventory of
 repair parts                    193,219               --

Change in assets and liabilities:

(Increase) decrease in
  receivables                  ( 211,009)          64,565
(Increase) decrease in
  prepaid expenses             (  10,510)        ( 11,876)
Increase in inventories        (  24,697)        (109,925)
Increase (decrease) in other
 receivables                      34,212         (  7,738)
Increase (decrease) in
 accounts payable              (  13,532)        (388,126)
Increase in accrued
 expense                          66,598            7,578
Total adjustments                984,036        ( 127,384)

Net cash provided
 (used in) operations         $(  14,010)      $(  98,793)

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
(Continued)

                                   1998             1997
Net cash provided by (used in)
 operating activities           $( 14,010)      $ ( 98,793)

Cash flows from investing activities:

Increase in fixed assets         (301,220)        (244,352)
Increase in security deposits    (  2,615)        (     10)
Acquisition of patent rights           --         ( 13,371)
Purchase of Technology           ( 20,000)              --
Increase deposit on equipment    (120,000)              --

Net cash used in investing
 activities                      (443,835)        (257,733)
Cash flows from financing
 activities

Receipt of common stock
 subscription                          --           64,000
Common shares issued              982,756               --
Loans from shareholders             3,972            2,736
Cost of issuing common stock -
 Purchase of Aaron                     --               --
Increase in term borrowing         40,280           69,534
Payment of long term borrowing   ( 28,734)        (220,466)
Term loan                              --          150,000
Repayment of term loan           ( 50,006)        ( 41,936)
Borrowing - line of credit             --           85,000
Repayment - line of credit       (260,000)        (225,000)

Net cash used in financing
 activities                       688,272          283,868

Net increase (decrease) in cash   230,427          (72,658)

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
(Continued)
                                   1998           1997

Cash at beginning of year         48,246         120,904

Cash at end of year            $ 278,673        $ 48,246


Cash paid during the twelve months ended December 31:

                                   1998           1997

         Interest              $ 104,657       $ 71,651
         Income Taxes              -0-            -0-

The accompanying notes are an integral part of these financial statements.

BOVIE MEDICAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE YEAR ENDED DECEMBER 31, 1998 AND 1997


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:



FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1998

1. In February of 1998, the Company issued 5 million shares valued at $.98 per share for two reactors, 1 million in cash and a license and manufacturing agreement to coat medical products with a multi patented advanced coating technology called Dylyn.

2. The Company issued 306,667 restricted shares valued at $.40 per share for consulting services.

3. The Company issued 100,000 restricted shares valued at $.40 per share to an officer of the Company in the form of a salary bonus.

4. The Company issued 39,580 restricted shares valued at $.40 for patent rights on its OmniFix products.

5. The Company issued  3,000,000  shares valued at $1.00 per share for the trade
name  "Bovie"  and  inventory  of  raw  materials  to  produce   electrosurgical
generators.

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

CONSOLIDATED STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE YEAR ENDED DECEMBER 31, 1998 AND 1997

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1997

2. The Company issued 10,000 shares of common stock in exchange for $4,772 of accounts payable.

3. The Company issued 100,000 shares of common stock as a result of the exercise of 200,000 warrants that were issued in conjunction with a private placement of the Company's securities.

The Company accepted $70,600 from management as a contribution to capital for an outstanding liability for bonuses earned in 1996.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Consolidated Financial Statements

The consolidated financial statements include the accounts of Bovie Medical Corporation and its wholly owned subsidiary Aaron Medical Industries, Inc. Intercompany transaction accounts have been eliminated.

Fair Values of Financial Instruments

Cash and cash equivalents. Holdings of highly liquid investments with maturities of three months or less when purchased are considered to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair values.

The carrying amount of accounts receivable and accounts payable, bonds and notes payable, and amounts due to shareholders, as presented in the balance sheet, approximates fair value. Inventories

Inventories are stated at the lower of cost or market. Cost is determined principally on the average actual cost method. Inventory at fiscal year-end was as follows:
             Raw materials              $   959,989
             Work in process                254,832
             Finished goods                 260,727

             Total                      $ 1,475,548

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventory that will be used to repair Bovie Generators was acquired by the Company in its transaction with Maxxim. Estimates for the use of the repair raw materials range from 5-7 years. The cost of this inventory was $548,975. Due to the prolonged period necessary for disposition of these materials as per the agreement and uncertainty regarding the utilization for repairs, the cost was reduce by $193,219 to approximate pair market value.
Long-lived Assets

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

Intangible assets consist of patent rights and goodwill. Goodwill represents the excess of the cost of assets of the acquired companies over the values assigned to net tangible assets. These intangibles are being amortized by the straight-line method over a 5-year period. Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No.121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be disposed of. In accordance with SFAS No.121, the Company reviews long-lived assets for impairment whenever events or changes in business circumstances occur that indicate that the carrying amount of the assets may not be recovered. The Company assesses the recover ability of long-lived assets held and to be used based on undiscounted cash flows and measures the

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

impairment, if any, using discounted cash flows. Adoption of SFAS No.121 did not have a material impact on the Company's consolidated financial position, operating results or cash flows.

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

BOVIE MEDICAL CORPORATION CONSOLIDATED
NOTES TO FINANCIAL STATEMENTS


NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In 1997, the Company adopted SFAS 128.

Research and Development Costs

Only the development costs that are purchased from another enterprise and have alternative future use are capitalized and are amortized over five years.
Income Taxes

The Company and its wholly-owned subsidiary file a consolidated federal income tax return. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


Stock-Based Compensation

The Company has adopted Accounting Principles Board Opinion 25 for its accounting for stock based compensation. Under this policy:

1. Compensation costs are recognized as an expense over the period of employment attributable to the employee stock options.

2. Stocks issued in accordance with a plan for past or future services of an employee is allocated between the expired costs and future costs. Future costs are charged to the periods in which the services are performed. The pro forma amounts of the difference between compensation cost included in net income and related cost measured by the fair value based method, including tax effects are disclosed.

New Accounting Standards

In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. Specifically, SFAS 130 requires that all items that meet the definition of components of comprehensive income be reported in a financial statement for the period in which they are recognized. However, SFAS 130 does not specify when to recognize or how to measure the items that make-up comprehensive income. SFAS 130 is effective for fiscal years beginning after December 15, 1997, and early application is permitted. Management believes the application of SFAS 130 will not have a material effect on the Company's future financial statements.

In April 1998, the FASB issued SOP 98-5, "Reporting on the Costs of Start-up Activities," which will become effective for the

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

for the Company in fiscal 2000. It requires costs of start-up activities and organization costs to be expressed as incurred. The Company currently follows this approach and such costs have been minimal in the past.

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

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures About Pensions and Other Post-retirement Benefits," which became effective for the fiscal years beginning after December 15, 1997. The statement standardizes the disclosure requirements for pension plans and other post retirement benefits. To the extent practicable, the statement requires additional information on changes in the benefit obligations and fair value of plan assets. The Company adopted the SFAS 132. The adoption of SFAS No. 132 did not have material impact on the Company's consolidated financial statements, the results of operations or the notes thereto.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which becomes effective for the Company in fiscal 2000. Historically the Company has not utilized such instruments or engaged in such activities; therefore, the adoption of SFAS No. 133 will not impact the Company's consolidated financial statements, the results of operations or the notes thereto.

NOTE 2.  DESCRIPTION OF BUSINESS

Bovie Medical Corporation, formally An-Con Genetics, Inc. ("the Company") was incorporated in 1982, under the laws of the State

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  DESCRIPTION OF BUSINESS (CONTINUED)

of Delaware and has its principal executive office at 734 Walt Whitman Road, Suite 207, Melville, New York 11747.

Currently, the Company is actively engaged in the business of manufacturing and marketing medical products and developing related technologies.

Aaron Medical Industries, Inc.

On January 11, 1995 the Company acquired a 100% ownership interest in Aaron Medical Industries, Inc. a St. Petersburg, Florida based Company engaged in the manufacturing and distributing of medical products. Aaron's largest current product line is battery operated cauteries. Cauteries were originally designed for precise hemostatic in ophthalmology. Today they have a variety of uses including sculpting woven grafts in bypass surgery, vasectomies, evacuation of subungual hematoma (smashed fingernail) and for stopping bleeding in many types of surgery. Aaron manufactures many types of cauteries. Aaron additionally manufactures a variety of specialty lighting instruments for use in ophthalmology, as well as a patented flexible lighting instrument for general surgery, hip replacement surgery, and for the placement of endotracheal tubes. An industrial version of this light is distributed through a large automotive tool distributor, and various retail outlets and stores. Aaron Medical Industries, Inc. manufactures and sells its products under the Bovie/Aaron label worldwide and has private label arrangements.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  DESCRIPTION OF BUSINESS (CONTINUED)

ECU Technology

On December 15, 1995 the Company's subsidiary, Aaron, purchased design rights for the technology to manufacture a 30 watt electrosurgical coagulation device
(ECU) The ECU was being made by a third party manufacturer. The Company had a one year contract with the manufacturer to produce the unit at a fixed price with a provision for a second year extension at an agreed upon price. The Company has hired an electrical engineer to head up the project and has relocated the production to the St. Petersburg facility.

The Company has developed a 120 watt electrosurgical coagulation device (ECU) which it began marketing in 1998.

NOTE 3.  TRADE ACCOUNTS RECEIVABLE

As of December 31, 1998 the trade accounts receivable were as follows:

    Trade accounts receivable                 $ 1,066,498
    Less: allow for doubtful accounts           (  60,437)
    Trade accounts receivable, net            $ 1,006,061

NOTE 4.  PROPERTY, PLANT AND EQUIPMENT

As of December 31, 1998 property, plant and equipment consisted of the following:

    Equipment                                 $ 2,267,541
    Building                                      637,485
    Furniture & Fixtures                          375,752
    Leasehold Improvements                        251,505
    Molds                                          92,061
                                                3,624,344
    Less: Accumulated depreciation            (1,462 ,048)

    Net property, plant, and equipment        $ 2,162,296

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

Depreciation expenses for the years ended December 31, 1998 and 1997 were $326,843 and $216,000, respectively.

NOTE 5. RENTAL AGREEMENTS

On May 6, 1997, an agreement was entered into with the landlord of 734 Walt Whitman Rd., Melville, New York for a new lease on premises beginning May 6, 1997 and extending for three years to May 5, 2000. The annual rental is $14,722 payable $1,226.83 per month.
The following is a schedule of future minimum rental payments as of December 31, 1998:

            Amount

            1999                        $ 14,722
            2000                           4,907

                                        $ 19,629

Total consolidated rent expense for the Company was $21,342 in 1998 and $19,294 in 1997.

NOTE 6.  DUE TO SHAREHOLDERS

A former Chief Executive Officer (CEO) and past President made cash loans to the Company during the period October 12, 1990 to December 31, 1993 of $180,500. In addition to these loans, the past CEO advanced his own cash of $76,100 in the form of loans for product development, travel and other expenses. Interest on these loans were at 9% to 12% and had been accrued from inception. His loan balance at December 31, 1998 was $73,800. The Company has been negotiating to settle this matter.

In response to the recission offer made by Bovie Medical Corporation to Aaron's former shareholders, certain shareholders owning 46,800 shares have not contacted the Company. The recession price owed to these shareholders, including $10,538 of accrued interest is $29,325.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7.  INTANGIBLE ASSETS

Patent Infringement Lawsuit

On January 22, 1998, Aaron and MegaDyne Medical Products, Inc.(MMP), a Utah Corporation, entered an agreement to settle an action that MMP had brought against the Company, in the U.S. District court of Utah, for infringing a patent for an electrosurgical product.

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

At December 31, 1998, the intangible assets consisted of the following:

      Classification                    Amount

      ECU Technology                  $ 330,216
      Multifunction Cautery              59,400
      Patent rights                      87,769
      Goodwill                          188,000
      License and
       manufacturing agreement        3,247,540

      Trade name                      1,877,299

                                      5,790,224
      Less: Accumulated Amortization    812,785

                                     $4,977,439

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7.  INTANGIBLE ASSETS (CONTINUED)


The Company acquired the License and manufacturing rights to coat its medical products, using a new technology, and entered a product development and manufacturing agreement, in February 1998(See the Supplemental Schedule of non-cash transactions). The acquisition cost of the manufacturing rights was $3,247,540. In accordance with the agreement, the seller is responsible for perfecting the production technology. However, in 1998, certain delays were experienced in the development of bulk production methods. Continuation of such delays may impair the future cash flows from the product and the carrying value of related assets.

The trade name Bovie was acquired for $1,877,299, on May 8, 1998(See the Supplemental Schedule of non-cash transactions).

The cost of patents, trademarks, patent rights, technologies and copyrights acquired are being amortized on the straight-line method over their remaining lives, ranging from 2 to 20 years. Amortization expense charged to operations in 1998 and 1997 was $461,245 and $60,570, respectively.

NOTE 8. LONG-TERM DEBT

The long-term debt of the Company includes the mortgages, convertible debentures and notes payable of the Company.

         Bonds payable                          $   20,000
         Mortgage payable                          441,325
         Term loan                                  58,060
         7% Note payable                            15,369
         9% Note payable                             5,377
         Other note payable                         40,281

                                                   580,412

         Less: Current portion                     569,187

         Long-term debt                         $   11,225

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8. LONG-TERM DEBT (CONTINUED)

Convertible Debenture

As of April 21, 1987, the Company had sold 1,711 convertible debenture units. Each unit consisted of $1,000 subordinated debentures and 50 common stock warrants.

As of December 31, 1998, 1,691 units of debentures had been converted into common shares of Bovie Medical Corporation or have been redeemed. The remaining number of outstanding debentures was 20 units.

In February of 1997, the 10-year notes of $78,000 and accrued interest of $42,580 came due and the Company offered each bond holder 2,200 shares of common stock for their $1,000 bond and accrued interest of $550. Nineteen bondholders accepted the offer and forty-three bondholders received cash for their bonds and accrued interest. The balance of the bondholders have not redeemed their bonds or accepted the share offer.

Mortgage Payable 10% - Mortgage payable to former landlord for purchase of property at 7100 30th Avenue North, St. Petersburg, Florida secured on June 26, 1995 for $500,000 payable in monthly installments of $5,673.06 inclusive of interest until July 1,1998 when a balloon payment of $ 442,733 is due. Because the environmental issue has not been remediated the mortgage is not due.

Notes Payable to a Commercial Bank

The notes payable is for a term loan of $150,000. The interest on the term loan is the bank's prime rate plus 1%. The loan is repaid in equal monthly payments plus accrued interest based on a three year amortization. The bank has a security interest in inventory, accounts receivable and equipment of the Company (the collaterals.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. LONG-TERM DEBT (CONTINUED)

Line of Credit - Commercial Bank

The advances under the line of credit are limited to the lesser of $400,000 or 65% of accounts receivable from non affiliated parties. The annual interest rate on the loan is the bank's prime rate plus one percent. The line expires March 31, 1998. The bank has a security interest in inventory, accounts receivable and equipment of the Company (the collateral).

7% Note Payable - This note was issued in connection with the purchase of a probe scope technology payable $779.14 per month for 48 months self-liquidating beginning November 1996 with the last payment due October, 2000.

9% Note  Payable - This note was issued to finance the  insurance  premium.  The note is payable at $5,661.00 per month for 2 months.

Other notes payable - To a supplier for the purchase of a product line to supplement electrosurgical products.

The  following  are  maturities  of long term debt for each of the next 5 years:

               1999             569,187
               2000              11,225

                              $ 580,412

NOTE 9. OPTIONS

As of December 31, 1998, outstanding options were as follows:

         Number of Options                        Exercise
      Currently Exercisable                         Price

            200,000                               $ 2.000
             50,000                                 1.150
            307,000                                 1.125
             30,000                                 1.120
          1,393,500                                 0.750
          1,980,500                               $ 0.950 (a)

(a) The amount of $0.950 represents the weighted average exercise price of the outstanding options.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. OPTIONS (CONTINUED)

In 1996 the Company issued 921,000 10 year non-statutory stock options to employees exercisable at from $.75 to $1.15 a share.

In 1997, the Company issued 100,000 shares of common stock in exchange for 200,000 options. Also, 143,000 warrants were issued to the Company's employees as a part of the employee benefit plan (Note 16).

In 1998, the Company authorized 1,341,000 options under its 1998 services and compensation plan and issued only 800,000. The Company issued 200,000 Options for investment banking services. The exercise price of the options is two dollars per share and they expire after two years from the date of issue. The holders of 83,500 options exercised their rights and purchased equal number of shares at $.75 per share.

The options became exercisable in 1997 and 1998 and expire at various dates through December, 2007. At December 31, 1998, 1,980,500 shares of stock were reserved for that purpose. 1,980,500 options are currently exercisable with a weighted average life of approximately eight years.

The Company has adopted the disclosure-only provision of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the common stock option plans.

The Company used the Black-Scholes Model to determine the fair value of the options with the following weighted average assumptions, zero dividend yield; expected volatility of 50%; and risk free interest rate of 6% and expected life of ten and two years for the 800,000 and 200,000 options issued in 1998, respectively.

Had the compensation cost for the Company's two stock option issuances been determined based on the fair value at the grant date for awards in 1996 consistent with the provisions of SFAS No.123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. OPTIONS (CONTINUED)
                                         1998              1997

Net earnings (Loss) - as reported  $(  998,146)         $ 99,191
Net earnings (Loss) -pro forma      (1,417,000)           65,151
Earnings (loss) per share                 (.07)            .0352
Earnings (Loss) per share-pro forma       (.10)             .008

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions, zero dividend yield; expected volatility of .50%; risk-free interest rate of 6%; and expected lives of 3 years.

NOTE 10.  NET OPERATING LOSS CARRYFORWARDS

As of December 31, 1998, the components of deferred tax assets were as follows

        Deferred tax assets:

        Inventories                             $    82,550
        Net operating loss carry-forwards         2,827,000
        Patent rights, primarily due to
         amortization                               109,815

        Total gross deferred tax assets           2,936,815

        Less: Valuation allowance                (2,936,815)
        Net deferred tax assets - non-current    $      --

The Company had NOLs of approximately $7,974,000 at December 31, 1998, primarily because of the past operating losses associated with discontinued businesses. These NOLs and corresponding estimated tax assets, computed at 35% tax rate, expire as follows:

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Year loss     Expiration      Loss      Estimated
 incurred         Date        Amount     Tax Asset

   1984           1999    $  672,000   $   235,000
   1985           2000       764,000       267,000
   1986           2001       301,000       105,000
   1987           2002       730,000       255,000
   1988           2003       757,000       265,000
   1989           2004       374,000       131,000
   1990           2005       382,000       134,000
   1991           2006       246,000        86,000
   1992           2007     1,004,000       352,000
   1993           2008       465,000       163,000
   1994           2009     1,197,000       419,000
   1995           2010       637,000       223,000
   1998           2013       548,000       192,000

    Total                $ 8,077,000   $ 2,827,000

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

The valuation allowance of $2,523,315, as of January 1, 1997 was increased by $413,500 as a consequence of recognizing additional deferred tax assets, in 1998.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10.  NET OPERATING LOSS CARRYFORWARDS (CONTINUED)

Income before taxes and provisions for income tax expense (benefit) from continuing operations at December 31,1997 were:

        Current Federal income tax           $ 6,262
        Current State income tax               2,315

        Total                                $ 8,577

The actual income tax expense attributable to earnings from continuing operations for the year ended December 31, 1997 differed from the amounts computed by applying the US Federal tax rate of 35% to pretax earnings from continuing operations as a result of the tax benefit of operating loss carryforwards of $8,577. In 1998, the Company had a net loss and its effective and actual tax rates were zero.

NOTE 11.  RETIREMENT PLANS

The Company and or its subsidiary provides a tax-qualified profit-sharing retirement plan under Section 401k of the Internal Revenue Code. (the "Qualified Plans") for the benefit of eligible employees with an accumulation of funds for retirement on a tax-deferred basis and provides for annual discretionary contribution to individual trust funds. All employees are eligible to participate if they have one year of service to the Company. The employees may make voluntary contribution to the plan up to 15% of their annual compensation. The Company's contributions to the plan are discretionary but may not exceed 25% of the first 4% of the annual compensation that an employee contributes to the plan. Vesting is graded and depends on the years of service. After six years of service the employees are 100% vested.

The Company has made a contribution during 1998 and 1997 of $23,607 and $10,557 respectively, for the benefit of its employees.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. RETIREMENT PLANS(CONTINUED)

The Company also maintains a group health and dental insurance plan. The employees are eligible to participate in the plan after three months of full-time service to the Company.

NOTE 12. RELATED PARTY TRANSACTIONS

During 1998, a company that was controlled by a board member that resigned in 1998 received commissions from the purchase of materials the Company used in the production of certain of the Company's products. The value of these materials sold to the Company for 1998 and 1997 was $77,153 and $117,700, respectively. In May of 1996, the Company signed a termination agreement with the supplier of these products, which allows the Company to purchase these products directly from the manufacturer. In exchange, the Company will pay commissions to the board member for a period of 3 years based on the amount of material purchased from certain vendors.

Alfred V Greco

A director is the CEO of Alfred V Greco PC, the Company's council which received $182,953 in legal fees. See Security ownership of certain beneficial owners and management.

Norman Fuchs

During October 1998 the Company entered into a consulting agreement with ATH Venture Inc. of which Norman Fuchs is an officer director and principal shareholder. Mr. Fuchs through his Individual Retirement Account beneficially owns 1,125,000 shares of the Company (6.02%) and pursuant to the consulting agreement receives $5,000 per month from the Company.

George Kromer

A director, also serves as a consultant to the Company with average consulting compensation of approximately $1,000 per month.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13.  PROPERTIES

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

In February of 1998, the environmental engineering firm Geo- Ambient conducted a second addendum to the CAR, (CAR Addendum II) to complete the additional work requested by the FDEP. Based on the results of CAR Addendum II, Geo-Ambient recommended to the FDEP that a "no further action" status be granted for the site. However, as of the date of filing the FDEP has not yet issued a Site Completion Rehabilitation Order (SCRO).

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

DEP disagreed, instead requiring the monitoring plan. At the end of the period, DEP will likely approve a "no further action"

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. PROPERTIES (CONTINUED)

unless the well concentrations have not declined. In that case, DEP could ask for further monitoring or some type of groundwater treatment. The SCRO is on hold and the Company believes it will not be issued for more than a year pending action on the above issue.

Based on the above paragraph and the "no further action" finding by Geo-Ambient and the future issuance of an SCRO by the FDEP management of Bovie Medical Corporation has estimated the present value of the cost of environmental work to be zero.

NOTE 14.  COMMITMENTS AND CONTINGENCIES

Environmental conditions -Purchase of Building
(See Note 13 - properties)

Leases

The Company leases administrative facilities under an operating lease that expires in 2000. Rental expense was $21,342 in 1998 and $19,294 in 1997. Minimum rental commitments under all non- cancelable leases with an initial term in excess of one year are payable as follows: 1999 - $14,722; 2001 and beyond $4,907. There was no commitment for construction or purchase of property, plant, and equipment approximated at December 31, 1998.

Employment Agreements

The Company has employment agreements with seven key employees. These agreements are for terms from 2-5 years and call for salaries of $51,000 to $136,000. During 1997 officers waived their right to 1996 bonuses and allowed the board of directors to determine future bonuses. These bonuses valued at $70,600 were shown as a contribution to paid in capital.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

Employee Benefit Plans

In 1996, the Company established stock option plans under which officers, key employees and non-employee directors may be granted options to purchase shares of the Company's authorized but unissued Common Stock. Under Employee Stock Warrant Plans, the Company has warrants outstanding as of December 31, 1998 for the purchase of 1,780,500 shares of restricted common stock at exercise prices ranging from $.75 to $1.125.

Product Liability

The Company currently has product liability insurance which, it believes to be adequate for its business. The Company's existing policy expires in May 1999.

Speiser

On December 29, 1992, Robert Speiser, the then, Chief Executive Officer of the Company, obtained a confession of judgement in the Supreme Court, State of New York, counties of Suffolk and Westchester for amounts due on loans to the Company of $92,239 and $190,957 inclusive of interest at 12% to May 27, 1992 and 9% thereafter.

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

Mr. Speiser has indicated that he does not intend to enforce this judgement. On March 29, 1993 and in subsequent letters of

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

instruction to the Sheriff of Suffolk County, Mr. Speiser requested that the execution of the above-mentioned judgements be held in abeyance for a 60-day period, until August 30, 1993.

On February 28, 1994, the executive order expired. As of December 31, 1998, the Company had repaid $235,100 of the principal amount upon which the aforesaid judgements were based. The Company has accrued a liability for $73,800 to Mr. Speiser which was the balance of his loan to the Company and accrued interest on that loan. Mr. Speiser is disputing this amount because he feels he is due additional interest and back wages in the amount of $80,000. See "certain Relationships and Related Transactions". Presently there is no lawsuit between the Company and Mr. Speiser .The Company is pursuing a settlement of this matter. Bank Line of Credit and Term Loan.

The bank line of credit and term loan require the Company

1. To maintain a current ratio of not less than 1.10 to one, senior debt to net worth ratio of not more than 1.5 to one, and an interest coverage ratio of not less than eight to one.

2. Not to expend more than $400,000 for acquisition of fixed assets, in the course of the year.

3. To submit its audited financial statements, forms 10KSB, and 10Q's, and accounts payable and receivable aging schedules.

4. Maintain its depository and cash management accounts with the bank.

5. Not to guarantee obligations of any other person or encumber its assets with any mortgage, security deed, or lien other than security interests required by the bank loan agreement.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

6.  Not to default in any material contract with third parties.


NOTE 15.  EARNING PER SHARE

In 1998, the Company sustained an $.07 loss per share. Because of the Company's loss, the convertible shares and warrants had anti-dillutive effect and were not used to compute any diluted loss per share.

For the Year Ended 1997, the earnings per share were as follows:
                               Income       Share      Per Share
Basic Earning Per Share
 Income before                $ 28,591    8,186,256     N/S

Effect of Dillutive securities
 Convertible shares of Xenetics
 Biomedical, Inc. and Automated
 Diagnostics, Inc.                         153,333
Wats                                       104,383

Diluted Earnings per Share
Income before items assuming
conversion of  Securities     $ 28,591    8,443,972     N/S

Warrants to purchase 387,000 shares of common stock at $1.125 during 1997 were not included in the computation of diluted earnings per share because warrants' exercise prices were greater than the average price of common shares in 1997.


N/S - Not Significant

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. PURCHASE OF ASSETS FOR SHARES

Acquisition of BSD Development Beta Corporation

On February 9, 1998, the Company exchanged 3,000,000 shares of its common stock and 2,000,000 shares it preferred stock for all preferred and common shares of BSD Development Beta Corporation (BSD). As a part of the agreement with the sellers, the Company acquired through BSD $1 million cash, a licensing and manufacturing agreement and certain equipment valued at $672,460. The equipment will be used for coating electrosurgical blades and other medical devices using DYLYN technology under a management agreement with Advance Refractory Technologies (ART), the seller of the equipment which has agreed to operate and maintain the equipment. To date development of the production methods needed to produce a commercially viable blade has been hampered by technical difficulties. The company is monitoring the process and believes ART will produce a commercially viable blade in the future.

As a part of the agreement with ART, the Company obtained an exclusive ten-year renewable license to use the DYLYN Technology for coating specified medical products.

Maxxim Medical, Inc. Asset Acquisition, Supply and License Agreement

On May 8, 1998, the company entered into and consummated a strategic alliance agreement with Maxxim Medical, Inc., (Maxxim), a Delaware corporation the shares of which are listed on the New York Stock Exchange. The agreement provided for the acquisition, by the Company, of the trade name and the trademark Bovie, a supply, license and distributorship arrangement concerning electrosurgical devices and the acquisition of Maxxim's electrosurgical generator product line in exchange for 3,000,000 shares of common stock of The Company. More specifically, the agreement provides for (a) and irrevocable royalty-free sub-license to Maxxim to use the Bovie name; (b) a 2-year exclusive distributorship in Maxxim to resell the Bovie electrosurgical generator product line anywhere in the world,

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. PURCHASE OF ASSETS FOR SHARES (CONTINUED)

and (c) a non-exclusive right to sell An-con products anywhere in the world. The distributorship arrangement provides for anticipated cooperation between Maxxim and the Company with respect to research and development of new products and Maxxim's option to become the exclusive distributor thereof. Maxxim also agreed to certain minimum purchase orders for the Bovie generator product line, the Aaron 1200 generators and other An-con products and accessories aggregating $3,000,000 during the initial 5-year term of the agreement, subject to quality control and the Company's ability to meet commercially reasonable purchase orders of Maxxim. Kenneth Davidson, the chairman of the Board of Maxxim, has been elected a member of the Board of Directors of the Company.

As consideration for the foregoing, the Company agreed to exchange 3,000,000 shares of common stock for the Bovie Electrosurgical Generator line, the Bovie trademark and trade name, and entered into agreements for the aforementioned supply, license, and distributorship arrangement involving Maxxim's commitments to purchase the Company a current and future products. Due to the Company's lack of sufficient authorized shares, in lieu of common stock, the Company had issued a secured convertible promissory note to Maxxim in the principal amount of $3,000,000 which was retired when the shareholders authorized the required shares and the Company delivered them to Maxxim.

NOTE 17. INDUSTRY SEGMENT REPORTING

The Company's principal markets are the United States, Europe, and Latin America, with the U.S. and Europe being the largest markets based on revenues. The Company's major products include cauteries, Bend-A-lights, nerve locators, reusable pen lights and electrodes. Cauteries, disposable and replaceable, account for 41% and 42% of Company's sales for 1998 and 1997, respectively.

One significant customer accounted for 7% and 9% of revenues in 1998 and 1997, respectively. In 1998 that customer accounted for $.6 million of non-medical sales which is 71% of that segments sales. The Company's ten largest customers accounted

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. INDUSTRY SEGMENT REPORTING (CONTINUED)

for  approximately  49% of net revenues for 1998. At December 31, 1998, the same
ten  customers   accounted  for  approximately   65%  of  outstanding   accounts
receivable.

Summary information by geographic area and significant industry segment for years ended December 31,1998 and 1997 were as follows:

                      Operating        Gain       Identifiable
                        Sales         (Loss)         Assets

1998 - (in thousands)
Geographic Area
United States          $ 6,921       $ ( 259)       $ 7,018
Europe                   1,520         (  81)           145
                       $ 8,441       $ ( 340)       $ 7,163

Segment
Medical Products       $ 7,599       $ ( 302)       $ 6,447
Non-medical products       842         (  38)           716
                       $ 8,441       $ ( 340)       $ 7,163

1997-(in thousands)
Geographic Area
 United States         $ 5,980       $   384        $ 3,803
Europe                   1,406            86             96
Latin America              100            10             --
                       $ 7,486        $  480        $ 3,899

Segment
Medical Products       $ 6,181        $  451        $ 3,236
Non-medical products     1,305            29            663
                       $ 7,486        $  480        $ 3,899


                              1998             1997
Assets and liabilities
outside the U.S.A.

Total assets                 $ 102           $  96
Total liabilities              -0-              -0-

Net property, plant
 and equipment                 -0-              -0-

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17. INDUSTRY SEGMENT REPORTING (CONTINUED)


The Company had no assets (other than certain trade receivables) or liabilities outside the United States, in the two years ended December 31, 1998.

During 1998, a portion of the Company's consolidated net sales and consolidated loss from operations was derived from foreign operations. Foreign operations are subject to certain risks inherent in conducting business abroad, including price and exchange controls, limitations on foreign participation in local enterprises, possible nationalization or expropriation, potential default on the payment of government obligations with attendant impact on private enterprise, political instability and health care regulation and other restrictive governmental actions. Changes in the relative value of currencies take place from time to time and could adversely affected the Company's results of operations and financial condition. The future effects of these fluctuations on the operations of the Company's and its subsidiaries are not predictable.

CONSENT OF CERTIFIED PUBLIC ACCOUNTANT


We consent to the incorporation by reference in this Annual Report on Form 10-KSB of Bovie Medical Corporation of our report dated March 31, 1999, included in the Annual Report to Stockholders of Bovie Medical Corporation



Bloom and Company



Hempstead, New York
March 31, 1999

INDEPENDENT AUDITORS' REPORT


To the Board of Directors
and Shareholders of
Bovie Medical Corporation

We have audited the accompanying consolidated balance sheet of Bovie Medical Corporation and subsidiary as of December 31, 1998 and the related consolidated statements of operations and shareholders' equity, and cash flows for the years ended December 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Bovie Medical Corporation and subsidiary as of December 31, 1998 and the results of their operations, and their cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.

BLOOM AND COMPANY




Hempstead, New York
March 31, 1999