Form 10QSB
period 1999-03-31
BOVIE MEDICAL CORP
filed 1999-05-14
CIK 719135

U.S. Securities and Exchange Commission
  Washington D.C. 20549
  Form 10-QSB

                                     (Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1999

[    ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE EXCHANGE ACT

For the transition period from          to
Commission file number       0-12183

BOVIE MEDICAL CORPORATION
(Exact name of small business issuer as specified in its charter)

 Delaware                                                            44611
(State or other jurisdiction                                      Employer
 of incorporation or organization)                      Identification No.)


734 Walt Whitman Rd., Melville, New York 11747
(Address of principal executive offices)

(516) 421-5452
(Issuer's telephone number)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]  No [    ]



APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuers's class of common stock, as of the latest practicable date: 14,709,695.

BOVIE MEDICAL CORPORATION.
FORM 10-QSB
QUARTERLY REPORT
MARCH 31, 1999

BOVIE MEDICAL CORPORATION
INDEX TO FORM 10-QSB



Contents


Part I.   Financial Information

     Item 1: Consolidated Financial Statements:

             Consolidated Balance Sheet - March 31, 1999

             Consolidated Statements of Operations for the
               three Months Ended March 31,  1999 and 1998

             Consolidated Statements of Cash Flows for the
               three Months Ended March 31, 1999 and 1998


              Notes to Financial Statements

     Item 2: Management's Discussion and
          Analysis of Financial Conditions and
          Results of Operations


Part II.   Other Information

     Item 1:  Legal Proceedings

     Item 2:  Changes in Securities

     Item 3:  Defaults Upon Senior Securities

     Item 4:  Submission of Matters to Vote of Security Holders

     Item 5:  Exhibits and Reports on Form 8-K

PART I. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEET
MARCH 31, 1999

Assets


Current assets:

Cash                                                           $    370,227
Trade accounts receivable                                         1,132,650
Inventories                                                       1,464,643
Prepaid expenses                                                     53,821
Deferred tax asset                                                  175,010
Other receivables                                                    19,914

     Total current assets                                         3,216,265

Property and equipment, net                                       2,154,473

Other assets:

Repair parts                                                        347,184
Trade name                                                        1,767,790
License and manufacturing rights                                  2,875,296
Patent rights, net                                                  215,766
Deposits                                                            129,765

                                                                  5,335,801

                                                               $ 10,706,539


    The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEET
MARCH 31,1999
(CONTINUED)

Liabilities and Stockholders' Equity

Current liabilities:

Accounts payable                                              $     443,446
Accrued expense                                                     306,644
Notes payable - current portion                                     550,043
Due to shareholders                                                 103,689

     Total current liabilities                                    1,403,822

Long-term debt, net                                                   5,328

Stockholders' equity:

Preferred Stock, per value $.001
 10,000,000 shares authorized
 2,000,000 issued and outstanding
 on March 31, 1999                                                    2,000

Common stock par value $.001; 40,000,000
 shares authorized, issued and outstanding
 14,709,695 shares on March 31, 1999                                 14,780
Additional paid in capital                                       21,199,945
Accumulated deficit                                             (11,919,336)

     Total stockholders' equity                                   9,297,389

     Total liabilities and
       stockholders' equity                                     $10,706,539



The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1999 and 1998

                                                     1999             1998

Sales                                           $ 2,247,064      $ 1,772,034
Cost of sales                                     1,340,541        1,007,722

Gross profit                                        906,523          764,312

Costs and expenses:
Research and development                             50,458           46,300
Professional services                                81,582          143,434
Salaries and related costs                          348,995          392,511
Selling, general and administrative                 407,026          326,355

                                                    888,061          908,600

Gain (Loss) from operations                          18,462       (  144,288)

Other income (expense):
Interest                                         (   12,947)      (   26,631)

Miscellaneous                                         3,530               35

                                                (     9,417)      (   26,596)

Income (loss) before extraordinary items              9,045       (  170,884)

Provision for income tax                              3,166               --
Realized benefit of loss carryforward           (     3,166)              --

Net income (loss)                               $     9,045      $(  170,884)

Earnings (Loss) per share

Net income (loss):
      Basic                                            N/S        $ (    .02)
      Diluted                                          N/S        $ (    .02)

Weighted average number of shares
 outstanding                                     14,709,695       11,370,509
Weighted average number of shares
 adjusted for dillutive securities               16,709,695       11,857,090

N/S= Not significant

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                     1999              1998
Cash Flows from operating activities
Net income (loss)                                $    9,045         $(170,884)

Adjustments to reconcile net income
 to net cash provided by (used in)
 operating activities:
Depreciation and amortization                       178,397          143,353
Common stock issued for services                         --          110,668

Changes in current assets and liabilities:
Decrease (Increase) in receivables                ( 129,816)          66,813
Decrease (Increase) in inventories                   20,477        ( 153,846)
Decrease in prepaid expenses                         24,619            3,999
(Increase) in accounts payable                       57,888           41,402
Increase (decrease) in accrued expense                4,819        ( 103,437)
Decrease in other assets                              3,137           17,401

Total adjustments                                   159,521          126,353

Net cash provided by (used in)
 operating activities                               168,566       (   44,531)

Cash flows from investing activities
Increase in fixed assets                         (   41,970)      (   72,074)
Decrease (Increase) in patents                   (   10,000)              23
Decrease in deposits                                     --            1,505

Net cash used in investing activities            (   51,970)      (   70,546)

Cash flows from financing activities
Borrowing   - line of credit                        100,000               --
Repayment - line of credit                       (  100,000)              --
Decrease in obligations under capital lease              --       (   42,916)
(Decrease) increase in notes payable             (   25,042)           1,538
Common shares issued for cash                            --          239,740

Net cash provided by financing activities        (   25,042)         198,362

Net increase (decrease) in cash and
 cash equivalents                                    91,554           83,285

Cash and cash equivalents, beginning
 of period                                          278,673           48,246
Cash and cash equivalents, end of period         $  370,227       $  131,531

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998


Cash paid during the three months
 ended March 31:
                                                      1999            1998
Interest paid                                     $  11,354      $   27,052
Income Taxes                                            -0-             -0-


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

1999

None


1998

During the quarter ended March 31, 1998 the Company issued 276,667 restricted shares for an officers' bonus and consulting fees valued at $.40 per share for an aggregate of $110,667.

The Company also issued 19,578 shares valued at $.40 per share to satisfy part of its obligation to the Xenetics Shareholders for the purchase of OmniFix.

On February 9, 1998, the Company issued 5,000,000 shares to purchase the outstanding shares of BSD Beta Development Corp. (BSD). The Company valued this transaction at $.98 per share.

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

The results for interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the significant accounting policies and the other notes to the financial statements included in the Corporation's 1998 Annual Report to the SEC on Form 10-KSB.


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


Inventories

Inventories are stated at the lower of cost or market. Cost is determined principally on the average cost method. Inventories at March 31, 1999 were as follows:

     Raw materials                                     $ 1,021,458
     Work in process                                       196,997
     Finished goods                                        246,198

       Total                                           $ 1,464,643

BOVIE MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

Long-Lived Assets

Long-lived and assets consist of property, plant and equipment, intangible assets.

Property, plant and equipment are recorded at cost less depreciation and amortization. Depreciation and amortization are accounted for on the straight-line method based on estimated useful lives. The amortization of leasehold improvements is based on the shorter of the lease term or the life of the improvement. Betterment and large renewals which extend the life of the asset are capitalized whereas maintenance and repairs and small renewals are expenses as incurred. The estimated useful lives are: machinery and equipment, 7-15 years; buildings, 30 years; and leasehold improvements, 10-20 years.

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

BOVIE MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

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

BOVIE MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)


Stock-Based Compensation(Continued)

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

In April 1998, the FASB issued SOP 98-5, "Reporting on the Costs of Start-up Activities," which will become effective for the Company in fiscal 2000. It requires costs of start-up activities and organization costs to be expressed as incurred. The Company currently follows this approach and such costs have been minimal in the past.

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


Forward-looking Statements

This Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions, beliefs or strategies regarding the future. Such forward-looking statements include, but are not limited to, the Company's anticipated expense levels for research and development, and selling general and

BOVIE MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

Forward-looking Statements (continued)

administrative, anticipated capital expenditures, and expectations regarding inventory balances, liquidity and adequacy of cash resources under the sub-headings "Results of Operations" and "Liquidity and Capital Resources". Actual results could differ materially from those projected in any forward-looking statements for the reasons detailed below and in other sections of this Report on Form 10-QSB.

All forward-looking statements included in this Form 10-QSB are based on information available to the Company on the date of this Report. The Company assumes no obligation to update the forward-looking statements. Investors should also consult the risk factors listed from time to time in the Company's Reports on Form 10-K and Annual Report to Stockholders.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The results of operations over the three months ended March 31, 1999 show increased sales and profitability, as compared to the first three months of 1998. The Company's sales revenues increased by 27%, from $1,772,034 to $2,247,064. Gross profit percentage of 39% was down from 43% for the same period in 1998. Gross profit increased from $764,312 to $906,523. Increased sales revenues were mainly attributable to sales of Bovie generators (product line purchased). For the first quarter of 1999 and 1998 cauteries accounted for 38% and 46% of sales, respectively.

Operating salaries and related expenses decreased by 11%, from $392,511 to $348,995, in the three months ended March 31, 1999 as compared to the same period in 1998. The decrease in salaries was largely attributable to the fact that no bonuses were given out in 1999 as compared to 1998.

Research and development costs increased by 9% from $46,300 to $50,458 from the quarter ended March 31, 1998 to the quarter ending March 31, 1999.

Expenses for professional services decreased by 43% to $81,582 in the three months ended March 31, 1999, as compared to $143,434 in the same period of the previous year. The main reason for this decrease was professional fees associated with the settlement of various transactions in 1998 only.

Selling, General and Administrative expenses increased by $80,671 (24%). These expenses were $407,026 in the three month period ended March 31, 1999 as compared to $326,355 for the three months ended March 31, 1998. The increase was mainly attributable to the amortization of the cost of the ART manufacturing license and the Bovie Name Purchase.

BOVIE MEDICAL CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Interest expense decreased from $26,631 in the three months ended March 31, 1998 to $12,947 in 1999. The $13,684 (51%) decrease in interest expense was mainly attributable to the decrease in interest in the Company's line of credit and term loan which began at the end of the first quarter of 1998. The term loan principal is low and the line of credit was hardly used in first quarter of 1999.

The operating gain was $18,462 in the first quarter of 1999 as compared to an operating loss of $94,394 in the same period in 1998.

The Company had a net gain of $9,045 for the three months ended March 31, 1999 as compared to net loss of $170,884 in 1998 for the same period. The reasons for the increase of $112,856 in the operating income and $130,035 in net income include: $142,211 increase in gross profit; and the decrease in one time professional fees attributable to the BSD/ART license and equipment purchase.

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

During the first three months of 1999, international sales of the Aaron Medical product line declined by 1%. These sales were $410,287 which represented 19% of total sales, while in 1998 total international sales were $414,931 and 23% of total sales. The Company expects sales to increase because it received its ISO 9000 certification in the 3rd quarter of 1998.


Financial Condition

As of March 31, 1999, the amount of cash was $370,227 as compared to $131,531 at March 31, 1998. Cash provided by operating activities was $168,566 in the first quarter of 1999 as compared to $44,531 cash used by operations in 1998. Net working capital of the company on March 31, 1999 was $1,812,443 as compared to $745,761 in 1998.

Investing activities utilized $51,970 in cash during the first three months of 1999, compared to $70,546 in the first three months of 1998. In 1999, the Company continued its policy of investing in property, plant and equipment needed for future business requirements, including manufacturing capacity.

BOVIE MEDICAL CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company's ten largest customers accounted for approximately 52% of net revenues for the first three months of 1999. At March 31, 1999, the same ten customers accounted for approximately 58% of outstanding accounts receivable.

Cash flows from financing used $25,042 and provided $198,362 in the first three months of 1999 and 1998, respectively. The most significant financing activities in the three months ended March 31, 1998 were the receipt of $250,000 from the purchase of BSD. The amounts of the term and the line of credit loan repaid were $12,501 and 100,000, in the first quarter of 1999, respectively.

The Company believes that it has the financial resources needed to meet business requirements in the foreseeable future, including capital expenditures for the expansion of its manufacturing site, working capital requirements, and product development programs, which includes its 1998 acquisition and transition of the Bovie product line manufacturing operation to its facility in St. Petersburg, Florida.


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

The Company, has focused on expanding its line of electrosurgical products. Electrosurgical products sold by the Company are the standard stainless steel electrodes, the patented Multi-Function Cautery, and the Aaron 800 high frequency desiccator. The Aaron 1200 was introduced in 1998 as well as the Bovie product line of generators and accessories.

To replace the Company's line of reduced stick electrodes, the Company entered into licensing and manufacturing agreement with Advanced Refractory Technologies
(ART) to manufacture a coated electrode utilizing ART's patented DYLYN process. The license to the DYLYN coating process also includes its use for other biomedical applications. To date ART has not produced a commercially viable coated electrode.

Aaron, through its private label capacity, sees unique opportunities in the domestic market as most of its competitors do not private label. The electrosurgical product line is a larger market than the company has normally sold into and is dominated by two main competitors, VallyeLab and Conmed. Electrosurgical product sales moved from fifth place to second in total Company sales by product line in 1997 and has remained in that position.

BOVIE MEDICAL CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Future Plans

Since the acquisition of Aaron Medical Industries, Inc. the Company has partially changed its direction from acquiring ownership interest in companies to acquiring new product technology and expanding manufacturing capabilities through Aaron. The Aaron 800 and 1200 are an example of this new direction. Other products and technologies are being evaluated for future development by the Company through its manufacturing and licensing agreement with Advanced Refractory Technologies and by its recent acquisition of Bovie products line and technologies.

In order to maintain and strive for international sales growth and its ability to sell in Europe, management is implemented an ISO9000/EN46001 quality system and is certified and received its CE mark (International Quality Control) in 1998. The Company had obtained a one-year line of credit with a local commercial bank for $400,000 and a three-year $150,000 loan for capital improvements. Interest on these loans is to be paid at 1% over prime. Balances on these loans were $-0- and $45,559 as of May 5, 1999, respectively.

Bovie Medical Corporation believes that it has the product mix, facilities, personnel, and competitive and financial resources for continued business success, but future revenues, costs, margins, product mix and profits are all subject to the influence of a number of factors, as discussed above.



PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


See Form 10-KSB for the year ended December 31, 1998.  Part I, Item 3.


ITEM 2.  CHANGES IN SECURITIES

There have been no changes in the instruments defining the rights or rights evidenced by any class of registered securities.


There have been no dividends declared.

BOVIE MEDICAL CORPORATION

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

Bovie Medical Corporation.
(Registrant)


Date:  _________________


_________________________
Chief Executive Officer -  Andrew Makrides,