Form 10QSB
period 1999-06-30
BOVIE MEDICAL CORP
filed 1999-08-16
CIK 719135

U.S. Securities and Exchange Commission
Washington D.C. 20549
Form 10-QSB

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

                         Yes [ X ]  No [    ]



                 APPLICABLE ONLY TO CORPORATE ISSUERS

 Indicate the number of shares outstanding of each of the issuers's class of common stock, as of the latest practicable date: 14,738,755.

BOVIE MEDICAL CORPORATION.
FORM 10-QSB
QUARTERLY REPORT
JUNE 30, 1999

BOVIE MEDICAL CORPORATION
INDEX TO FORM 10-QSB



Contents                                                     Page

Part I.   Financial Information

Item 1:       Consolidated Financial Statements

Consolidated Balance Sheet - June 30,1999

Consolidated Statements of Operations for the six Months Ended June 30, 1999 and 1998

Consolidated Statements of Operations for the Quarter Ended April 1, 1999 through
  June 30, 1999

Consolidated Statements of Cash Flows for the six Months Ended June 30, 1999 and 1998

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

 Item 4:  Submission of Matters to Vote of Security Holders

 Item 5:  Exhibits and Reports on Form 8-K

PART I. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEET
 JUNE 30, 1999

                                 Assets


     Current assets:

     Cash                                            $    518,769
     Trade accounts receivable                          1,059,300
     Inventories                                        1,462,397
     Prepaid expenses                                     104,404
     Deferred tax asset                                   175,010
     Other receivables                                    142,176
                                                          -------

     Total current assets                               3,462,056

     Property and equipment, net                        2,121,958

     Other assets:

     Repair parts                                         354,417
     Trade name                                         1,744,325
     License and manufacturing rights                   2,854,608
     Patent rights, net                                   200,767
     Deposits                                               4,765
                                                            -----

                                                        5,158,882
                                                        ---------

                                                     $ 10,742,896
                                                     ------------


     The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEET
JUNE 30,1999
(CONTINUED)

                 Liabilities and Stockholders' Equity

     Current liabilities:

     Accounts payable                               $     378,701
     Accrued expense                                      314,661
     Notes payable - current portion                      540,566
     Due to shareholders                                  104,252
                                                          -------

                Total current liabilities               1,338,180

     Long-term debt, net                                    3,071


     Stockholders' equity:

     Preferred stock, per value $.001
      10,000,000 shares authorized
      2,000,000 issued and outstanding
      on June 30, 1999                                      2,000

     Common stock par value $.001; 40,000,000
      shares authorized, issued and outstanding
      14,738,755 shares on June 30, 1999                   14,809
     Additional paid in capital                        21,207,762
     Accumulated deficit                              (11,822,926)
                                                      -----------

             Total stockholders' equity                 9,401,645
                                                        ---------


   Total liabilities and
     stockholders' equity                            $ 10,742,896
                                                     ------------



The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 1999 and 1998

                                           1999           1998

Sales                                   $ 4,648,944   $ 3,949,455
Cost of sales                             2,683,297     2,249,221
                                          ---------     ---------

Gross profit                              1,965,647     1,700,234

Costs and expenses:
Research and development                    118,443        87,296
Professional services                       190,878       279,144
Salaries and related costs                  662,906       757,959
Selling, general and
  administrative                            862,407       659,901
                                            -------       -------

                                          1,834,634     1,784,300
                                          ---------     ---------

Gain (Loss) from operations                 131,013    (   84,066)

Other income (expense):
Interest income                               6,091            --
Interest expense                          (  35,176)   (   98,820)
Miscellaneous                                 3,530        11,662
                                              -----        ------

                                          (  25,555)   (   87,158)
                                             ------        ------

Income (loss)                               105,458     ( 171,224)
                                            -------       -------

Provision for income tax                     36,910            --
Realized benefit of loss carryforward    (   36,910)           --

Net income (loss)                       $    105,458   $( 171,224)
                                           ---------     --------
Earnings (Loss) per share:
Net income (loss):
      Basic                                     .01      $ ( .02)
      Diluted                                   .01      $ ( .02)
Weighted average number of shares
  outstanding                             14,738,755   10,914,601
Weighted average number of shares
 adjusted for dillutive securities        16,738,755    10,914,601


The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTER ENDED APRIL 1, 1999 THROUGH JUNE 30, 1999

                                           1999           1998

Sales                                   $ 2,401,880   $ 2,177,421
Cost of sales                             1,342,756     1,241,499
                                          ---------     ---------

Gross profit                              1,059,124       935,922

Costs and expenses:
Research and development                     67,985        40,996
Professional services                       109,296       135,710
Salaries and related costs                  313,911       365,448
Selling, general and
  administrative                            455,381       333,546
                                            -------       -------

                                            946,573       875,700
                                            -------       -------

Gain (Loss) from operations                 112,551        60,222

Other income (expense):
Interest income                               6,091            --
Interest expense                          (  22,229)   (   72,189)
Miscellaneous                                     0        11,627
                                                  -        ------

                                          (  16,138)   (   60,562)
                                            -------       -------

Income (loss) before
  extraordinary items                        96,413    (      340)

Provision for income tax                     33,744            --
Realized benefit of loss carryforward    (   33,744)           --
                                             ------        ------

Net income (loss)                       $    96,413   $(      340)
                                         ----------           ---
Earnings (Loss) per share:
Net income (loss):
      Basic                                     .01            --
      Diluted                                   .01            --
Weighted average number of shares
  outstanding                             14,738,755    13,629,693
Weighted average number of shares
 adjusted for dillutive securities        16,738,755    13,629,693


The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                                   1999        1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                           $   105,458   $  (171,224)
Adjustments to reconcile net income
to net cash provided by (used in)
operating activities:
Depreciation and amortization                   356,670       331,683
Common stock issued for interest                  7,846       110,668

Changes in current assets and liabilities:
Decrease (Increase) in receivables            (  56,466)     (205,425)
Decrease (Increase) in inventories               15,490        19,567
Decrease in prepaid expenses                  (  25,964)     ( 12,772)
(Increase) in accounts payable                (   6,857)      119,601
Increase (Decrease) in accrued expense        (  46,601)     ( 91,767)
Decrease in other assets                          5,875        20,639
                                                  -----        ------

Total adjustments                               249,993       292,194
                                                -------       -------

Net cash provided by (used in)
 operating activities                           355,451       120,970

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in fixed assets                      (  63,279)    ( 206,807)
Decrease (Increase) in patents                (  15,300)    (   8,388)
Decrease in deposits                                 --         2,245

Net cash used in investing activities         (  78,579)    ( 212,950)
                                                 ------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in obligations under capital lease          --            --
(Decrease) increase in notes payable          (  36,776)    (  23,751)
Common shares issued for cash                        --       170,000
Exercise of stock options                            --        62,240

Net cash provided by financing activities     (  36,776)      208,489
                                                 ------       -------

Net increase (decrease) in cash and
 cash equivalents                                240,096      116,509

Cash and cash equivalents, beginning of period   278,673       48,246
                                                 -------       ------
Cash and cash equivalents, end of period      $  518,769    $ 164,755
                                              ----------    ---------

The accompanying notes are an integral part of the financial statements.

              BOVIE MEDICAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS
           INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
           FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

Cash paid during the six months ended June 30:
                                      1999          1998
Interest paid                      $ 28,488       $ 61,320
Income Taxes                            -0-          -0-


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998:

1999

During the six months ended June 30, 1999, the Company issued 29,060 restricted shares to the Krauss Organization in order to be in compliance with the terms of its purchase agreement for the building it now owns and occupies. The Company valued the shares at 40% of market value or $7,846 because of the restriction on its immediate sale.

A reactor that the Company had purchased was not delivered by April 30, 1999 as per agreement, the Company requested its deposit of $125,000 to be returned and canceled the order. The reactor would have been used for coating electrosurgical blades or other medical products pursuant to the Company's license for the Dylyn process. Presently the electrosurgical blade coating project is on hold and a determination of the future of the project has yet to be made.

1998

During the period ended June 30, 1998, the Company issued 276,667 restricted shares for an officers' bonus and consulting fees valued at $.40 per share for an aggregate of $110,667.

The Company also issued 19,578 shares valued at $.40 per share to satisfy part of its obligation to former Shareholders of a subsidiary valued at $7,831.

On February 9, 1998, the Company issued 5,000,000 shares, valued at $.98 per share to purchase the outstanding shares of BSD Beta Development Corp. (BSD). this included certain reactors, a license to use Dylyn, a manufacturing agreement with Advanced Refractory Technologies, Inc. and $1,000,000 in cash.

On May 8, 1998, the Company purchased the "Bovie" Tradename for $1,877,299 and Bovie inventory of materials and work in progress for $1,122,701 by giving the seller, Maxxim Medical, a convertible note for $3,000,000. This note was converted into 3,000,000 common shares in September 1998.

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


Inventories

Inventories are stated at the lower of cost or market. Cost is determined principally on the average cost method. Inventories at June 30, 1999 were as follows:

            Raw materials                $    878,088
            Work in process                   297,335
            Finished goods                    286,974
                                              -------

                Total                     $ 1,462,397
                                          -----------

                      BOVIE MEDICAL CORPORATION
                    NOTES TO FINANCIAL STATEMENTS

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets

Long-lived assets consist of property, plant and equipment, intangible assets.

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


Research and Development Costs

Only the development costs that are purchased from another enterprise and have alternative future use are capitalized and amortized over five years.

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

                      BOVIE MEDICAL CORPORATION
                    NOTES TO FINANCIAL STATEMENTS

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (Continued)

2. Shares issued in accordance with a plan for past or future services of an employee are allocated between the expired costs and future costs. Future costs are charged to the periods in which the services are performed. The pro forma amounts of the difference between compensation cost included in net income, and related cost measured by the fair value based method, including tax effects are disclosed.


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


Results of Operations

The results of operations over the six months ended June 30, 1999 show increased sales and profitability, as compared to the first six months of 1998. The Company's sales revenues increased by 18%, from $3,949,455 to $4,648,944. Gross profit percentage of 42% was down from 43% for the same period in 1998. Gross profit increased from $1,700,234 to $1,965,647. Increased sales revenues were mainly attributable to sales of Bovie generators (product line purchased) and increased sales of cauteries. For the first half of 1999 and 1998, cauteries accounted for 41% and 46% of sales, respectively.

Operating salaries and related expenses decreased by 13%, from $757,959 to $662,906, in the six months ended June 30, 1999 as compared to the same period in 1998. The decrease in salaries was largely attributable to the fact that no bonuses were given out in 1999 as compared to 1998.

Research and development costs increased by 36% from $87,296 to $118,443 for the six months June 30, 1998 to the six months ending June 30,1999. The increase is attributable to additional engineering payroll for product development.

Expenses for professional services decreased by 32% to $190,878 in the six months ended June 30, 1999, as compared to $279,144 in the same period of the previous year. The main reason for this decrease was professional fees associated with the settlement of various transactions in 1998 only.

Selling, General and Administrative expenses increased by $202,506 (30%). These expenses were $862,407 in the six month period ended June 30, 1999 as compared to $659,901 for the six months ended June 30, 1998. The increase was mainly attributable to the amortization of the cost of the ART manufacturing license and the Bovie Name Purchase.

                      BOVIE MEDICAL CORPORATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND
RESULTS OF OPERATIONS (CONTINUED)

Results of Operations (continued)

Interest expense decreased from $98,820 in the six months ended June 30, 1998 to $35,176 in 1999. The $63,644 (64%) decrease in interest expense was mainly attributable to the decrease in interest on the Company's line of credit and term loan which began at the end of the first quarter of 1998 and the delivery of Bovie shares to Maxxim to pay off a $3,000,000, 8% note. The term loan principal is low and the line of credit was hardly used in the first six months of 1999.

The operating gain was $131,013 in the first six months of 1999 as compared to an operating loss of $84,066 in the same period of 1998.

The Company had a net gain of $105,458 for the six months ended June 30, 1999 as compared to net loss of $171,224 in 1998 for the same period. The reasons for the increase of $215,079 in the operating income and $276,682 in net income include: $197,517 increase in gross profit; and the decrease in one-time professional fees attributable to the BSD/ART license and equipment purchase.

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

During the first six months of 1999, international sales of the Aaron Medical product line declined by 10%. These sales were $768,235 which represented 17% of total sales, while in 1998 total international sales were $858,024 and 22% of total sales. The Company expects sales to increase because it received its ISO9000 certification in the 3rd quarter of 1998.


Financial Condition

As of June 30, 1999, the Company's cash totaled $518,769 as compared to $164,755 at June 30, 1998. Cash provided by operating activities was $355,451 in the first half of 1999 as compared to $120,970 cash used in operations in 1998. Net working capital of the Company on June 30, 1999 was $2,123,876 as compared to $1,812,443 in 1998.

Investing activities utilized $78,579 in cash during the first six months of 1999, compared to $212,950 in the first six months of 1998. In 1999, the Company continued its policy of investing in property, plant and equipment needed for future business requirements, including manufacturing capacity.

The Company's ten largest customers accounted for approximately 59% of net revenues for the first six months of 1999. At June 30, 1999, the same ten customers accounted for approximately 65% of outstanding accounts receivable.

                      BOVIE MEDICAL CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Financial Condition

Cash flows from financing used $36,776 and provided $208,489 in the first six months of 1999 and 1998, respectively. The most significant financing activity in the six months ended June 30, 1998 was the receipt of $250,000 from the purchase of BSD. The amounts of the term and the line of credit loan repaid were $25,002 and $100,000, in the first half of 1999, respectively.

The Company believes that it has the financial resources needed to meet business requirements in the foreseeable future, including capital expenditures for the expansion of its manufacturing site, working capital requirements, and product development programs which includes its 1998 acquisition and transition of the Bovie product line manufacturing operation to its facility in St. Petersburg, Florida.

Outlook

The Company, believes that the world market for disposal medical products, such as the Company's battery-operated cauteries, has significant growth potential since these types of products have not heretofore been affordable or effectively marketed outside the U.S. Because of these factors, the Company has designed certain disposable products to be reusable. The Company presently has a significant portion of the U.S. cautery market and does not expect a dramatic growth in sales of cautery-related products domestically unless an OEM arrangement can be obtained with a co-leader in this market.

The Company, has focused on expanding its line of electrosurgical products. Electrosurgical products sold by the Company are the standard stainless steel electrodes and the Aaron 800 and 1200 high frequency desiccators. The Aaron 1200 was introduced in 1998 as well as the aquired Bovie product line of generators and accessories.

To replace the Company's line of coated reduced stick electrodes, the Company entered into a licensing and manufacturing agreement with Advanced Refractory Technologies (ART), Inc. to manufacture a coated electrode utilizing ART's patented DYLYN trademark coating process. This process could also be used for other biomedical applications. To date, ART has not produced a commercially viable coated electrode and the project is on hold.

Aaron, through its private label capacity, sees unique opportunities in the domestic market as its competitors do not private label. The electrosurgical product line is a larger market than the company has normally sold into and is dominated by two main competitors, Valley Lab and Conmed. Electrosurgical product sales moved from fifth place to second in total Company sales by product line in 1997 and has remained in that position.

Liquidity and Future Plans

Since the acquisition of Aaron Medical Industries, Inc., the Company has partially changed its direction from acquiring ownership interest in companies to acquiring new product technology and expanding manufacturing capabilities through Aaron. The Aaron 800 and 1200 desiccators are an example of this new direction. Other products and technologies are being evaluated for future development by the Company.

                      BOVIE MEDICAL CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Liquidity and Future Plans

In order to continue its strong international sales growth and maintain its ability to sell in Europe, management has implemented an ISO9000/EN46001 quality system and was certified and had received its CE mark (International Quality control) in 1998. The Company had obtained a one year line of credit with a local commercial bank for $400,000 and a three year $150,000 loan for capital improvements. Interest on these loans is to be paid at 1% over prime. Balances on these loans was $-0- and $33,058 as of June 30, 1999, respectively.

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


PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Form 10-KSB for the year ended December 31, 1998. Part I, Item 3.


ITEM 2.  CHANGES IN SECURITIES

There have been no changes in the instruments defining the rights evidenced by any class of registered securities.

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


        Bovie Medical Corporation.
        (Registrant)


Date:  _________________


s/Andrew Makrides
-----------------
Chief Executive Officer -  Andrew Makrides