Form 10QSB
period 1999-09-30
BOVIE MEDICAL CORP
filed 1999-11-19
CIK 719135

U.S. Securities and Exchange Commission
                              Washington D.C. 20549
                                   Form 10-QSB

                                   (Mark One)

                  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                           BOVIE MEDICAL CORPORATION.
                                   FORM 10-QSB
                                QUARTERLY REPORT
                               SEPTEMBER 30, 1999

                            BOVIE MEDICAL CORPORATION
                              INDEX TO FORM 10-QSB


Contents                                                               Page


Part I.  Financial Information                                           1


  Item I:       Consolidated Financial Statements:                       1

     Consolidated Balance Sheet - September 30, 1999                     2

     Consolidated Statements of Operations for the
       Nine Months Ended September 30, 1999 and 1998                     3

     Consolidated Statements of Operations for the
       Quarter July 1, 1999 through September 30, 1999 and 1998          4

     Consolidated Statements of Cash Flows for the
       Nine Months Ended September 30, 1999 and 1998                     5

     Notes to Financial Statements                                       7

  Item 2:  Management's Discussion and
     Analysis of Financial Conditions and Results of Operations         11


Part II.  Other Information:


  Item 1:  Legal Proceedings                                            14

  Item 2:  Changes in Securities                                        14

  Item 3:  Defaults Upon Senior Securities                              14

  Item 4:  Submission of Matters to Vote of Security Holders            14

  Item 5: Exhibits and Reports on Form 8-K                              15

PART I. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

                            BOVIE MEDICAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1999

                                     Assets

             Current assets:

         Cash                                               $    956,404
         Trade accounts receivable                             1,009,551
         Inventories                                           1,512,707
         Prepaid expenses                                         85,677
         Deferred tax asset                                      175,010
         Other receivables                                        25,639
                                                               ---------

         Total current assets                                  3,764,988

         Property and equipment, net                           1,515,180

         Other assets:

         Repair parts                                            353,972
         Trade name                                            1,720,858
         Value of Impaired License and
          manufacturing rights                                 1,250,000
         Patent rights, net                                      188,172
         Deposits                                                  4,765
                                                               ---------

                                                               3,517,767
                                                               ---------

                                                             $ 8,797,935
                                                               =========


The accompanying notes are an integral part of the financial statements.

                            BOVIE MEDICAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                SEPTEMBER 31,1999
                                   (CONTINUED)

                      Liabilities and Stockholders' Equity

         Current liabilities:

         Accounts payable                                    $   373,224
         Accrued expense                                         276,515
         Notes payable - current portion                         510,188
         Due to shareholders                                     126,621
                                                               ---------

                   Total current liabilities                   1,286,548

         Long-term debt, net                                       - 0 -


         Stockholders' equity:

         Preferred Stock, per value $.001
          10,000,000 shares authorized
          2,000,000 issued and outstanding
          on September 30, 1999                                    2,000

         Common stock par value $.001; 40,000,000
          shares authorized, issued and outstanding
          14,738,755 shares on September 30, 1999                 14,809
         Additional paid in capital                           21,207,762
         Accumulated deficit                                 (13,713,184)
                                                             -----------

                Total stockholders' equity                     7,511,387
                                                             -----------


                                                           $   8,797,935
                                                             ===========


The accompanying notes are an integral part of the financial statements.

                           BOVIE MEDICAL CORPORATION.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 and 1998

                                                 1999                 1998

Sales                                       $ 7,186,430           $ 6,102,459
Cost of sales                                 3,884,580             3,624,681
                                              ---------             ---------

Gross profit                                  3,301,850             2,477,778

Costs and expenses:

Research and development                        149,750               195,591
Professional services                           260,416               378,978
Salaries and related costs                    1,046,523             1,137,936
Selling, general and administrative           1,429,848             1,235,714
Impairment Loss (See Note 3)                  2,170,518                     0
                                              ---------             ---------

                                              5,057,055             2,948,219
                                              ---------             ---------

Loss from operations                         (1,755,205)            (470,441)

Other income (expense):
Interest income                                  11,742                    --
Interest expense                                (43,436)             (89,308)
Miscellaneous                                     2,099                13,101
                                             ----------               -------

                                            (    29,595)             (76,207)
                                             -----------             --------

Income (loss) before extraordinary items     (1,784,800)            (546,648)

Provision for income tax                              0                     0
Realized benefit of loss carryforward                 0                     0
                                             -----------           ----------

Net income (loss)                         $  (1,784,800)         $   (546,648)
                                             ===========           ===========
Earnings (Loss) per share

Net income (loss):
      Basic                                   $ (.12)              $    (.05)
                                                 ===                     ===
      Diluted                                   (.11)                   (.05)
                                                 ===                     ===

Weighted average number of
 shares outstanding                          14,738,755            11,156,359
                                             ==========            ==========
Weighted average number of
  shares adjusted for
  dilutive securities                        16,738,755            12,823,026
                                             ==========            ==========


The accompanying notes are an integral part of the financial statements.

                           BOVIE MEDICAL CORPORATION.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE QUARTER JULY 1, 1999 THROUGH SEPTEMBER 30, 1999


                                               1999                   1998

Sales                                       $ 2,537,486           $ 2,153,004
Cost of sales                                 1,201,283             1,375,460
                                              ---------             ---------

Gross profit                                  1,336,203               777,544

Costs and expenses:

Research and development                         31,307               108,295
Professional services                            69,538                99,834
Salaries and related costs                      383,617               379,977
Selling, general and administrative             567,441               575,813
Impairment loss (See Note 3)                  2,170,518                     0
                                              ---------             ---------

                                              3,222,421             1,163,919
                                              ---------             ---------

Loss from operations                         (1,886,218)           (  386,375)

Other income (expense):

Interest income                                   5,651                    --
Interest expense                             (    8,260)                9,512
Miscellaneous                                (    1,431)                1,439
                                              ----------            ---------

                                              (   4,040)               10,951
                                              ----------            ---------

Income (loss) before extraordinary items     (1,890,258)             (375,424)

Provision for income tax                              0                     0
Realized benefit of loss carryforward                 0                     0
                                             ----------             ---------

Net income (loss)                         $  (1,890,258)        $  (  375,424)
                                             ===========            ==========
Earnings (Loss) per share

Net income (loss):
      Basic                                        (.13)                (.03)
                                                    ===                  ===
      Diluted                                      (.11)                (.03)
                                                    ===                  ===

Weighted average number of
 shares outstanding                          14,738,755            12,629,695
                                             ==========            ==========
Weighted average number of
 shares adjusted for securities              16,738,755            14,629,695
                                             ==========            ==========


The accompanying notes are an integral part of the financial statements.

                   BOVIE MEDICAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                               1999                   1998
Cash Flows from operating activities
Net income (loss)                         $ (1,784,803)           $ (546,648)
Adjustments to reconcile net income
 to net cash provided by (used in)
operating activities:
Depreciation and amortization                  529,987               534,934
Common stock issued for interest/services        7,846               118,499
Impairment loss                              2,170,518                    --

Changes in current assets and liabilities:
Decrease (Increase) in receivables             ( 6,717)             (300,542)
Decrease (Increase) in inventories             (34,375)               70,429
Decrease in prepaid expenses                   ( 7,237)               (3,426)
Decrease(Increase) in accounts payable         (22,334)              216,656
Increase (decrease) in accrued expense         (25,873)              (84,622)
(Increase)Decrease in other assets             ( 2,588)               29,151
Decrease in deposits                            25,000                    --
(increase) decrease due to shareholder          73,495                    --
                                            ----------             ---------


Total adjustments                            2,707,722               581,079
                                            ----------             ---------

Net cash provided by (used in)
 operating activities                          922,919                34,431

Cash flows from investing activities
(Increase) in fixed assets                  (   91,964)          (   255,855)
Decrease (Increase) in patents              (   22,999)          (    21,529)
(Increase)decrease in product development   (   10,000)          (   122,615)
                                            -----------           -----------

Net cash used in investing activities       (  124,963)          (   399,999)
                                             ---------            ----------

Cash flows from financing activities
(Decrease)increase in long term debt                --            (  303,504)
(Decrease) increase in notes payable        (   70,225)               29,202
Common shares issued for cash                       --               982,240
Increase(Decrease) due to shareholders      (   50,000)                   --
                                             ----------           -----------

Net cash provided by financing activities   (  120,225)               707,938
                                             ---------            -----------

Net increase (decrease) in cash and
 cash equivalents                              677,731                342,370

Cash and cash equivalents, beginning of
  period                                       278,673                 48,246
                                             ---------             ----------
Cash and cash equivalents, end of period    $  956,404            $   390,616
                                             =========             ==========

The accompanying notes are an integral part of the financial statements.

                   BOVIE MEDICAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Cash paid during the nine months ended September 30:

                                       1999              1998

Interest paid                         42,710            63,352
Income Taxes                           - 0 -             - 0 -


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

1999

During the nine months ended September 30, 1999. the Company issued 29,060 restricted shares to the Krauss Organization in order to be in compliance with the terms of its purchase agreement for the building it now owns and occupies. The Company valued the shares at 40% of market value or $7,846 because of the restriction on its immediate sale.

A reactor that the Company had purchased was not delivered by April 30, 1999 as per agreement, the Company requested its deposit of $125,000 to be returned and canceled the order. The reactor was to be utilized for coating electrosurgical blades or other medical products pursuant to the Company's license for the Dylyn process. The electrosurgical blade coating project has been terminated and the Company has entered into a conditional agreement with Advanced Refractory Technology, Inc. for ART to exchange the two million shares of the Company they hold for the license, manufacturing rights and equipment the Company holds. 1998

During the period ended September 30, 1998, the Company issued 276,667 restricted shares for an officers' bonus and consulting fees valued at $.40 per share for an aggregate of $110,667.

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


Fair Values of financial instruments

Cash and cash equivalents. Holdings of highly liquid investments with maturity of three months or less when purchased are considered to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair values.

Accounts receivable and accounts payable. The carrying amount of accounts receivable and accounts payable on the balance sheet approximates fair value.

Short term and long term debt. The carrying amount of the bonds and notes payable, and amounts due to shareholders approximates fair value.


Inventories

Inventories are stated at the lower of cost or market. Cost is determined principally on the average cost method. Inventories at September 30, 1999 were as follows:

            Raw materials                        $    940,708
            Work in process                           260,150
            Finished goods                            311,849
                                                    ---------

             Total                                $ 1,512,707
                                                    =========


The Company is holding repair parts for Bovie manufactured generators to be used over the next 5-7 years in the amount of $353,972.

                            BOVIE MEDICAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets

Long-lived assets consist of property, plant and equipment, and intangible assets.

Property, plant and equipment are recorded at cost less depreciation and amortization. Depreciation and amortization are accounted for on the straight-line method based on estimated useful lives. The amortization of leasehold improvements is based on the shorter of the lease term or the life of the improvement. Betterment and large renewals, which extend the life of the asset are capitalized whereas maintenance and repairs and small renewals are expenses as incurred. The estimated useful lives are: machinery and equipment, 7-15 years; buildings, 30 years; and leasehold improvements, 10-20 years.

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

Income is recognized in the financial statements (and the customer billed) when products are shipped from stock. Net sales are arrived, at by deducting discounts and freight, from gross sales.

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


NOTE 3.  IMPAIRMENT LOSS

In the third quarter of 1999, the Company determined that Advanced Refractory Technologies, Inc. (ART) could not deliver commercially viable DYLYN (TM) coated Electrodes. As a result, on October 1, 1999 the parties entered into an agreement subject to certain conditions providing for the return, by ART of two million convertible preferred shares of the Company, in exchange, for the return to ART, of the license, manufacturing rights and equipment relating to the DYLYN
(TM) Technology. The Company had capitalized the license, manufacturing rights and equipment at the appraised value of $3,900,000. Depreciation and amortization taken on the assets was $619,482 through September 30, 1999. The Company determined the value of the shares it will receive back to be $.62 1/2 per share, or $1,250,000, based on the market price of the Company's shares. In the third quarter of 1999, the Company is charging its profit and loss statement $2,170,518 for the impairment. If the conditions inherent in the ART repurchase agreement are not met, then the Company may have to restate the loss upward.

                            BOVIE MEDICAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

PART I.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

This Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions, beliefs or strategies regarding the future. Such forward-looking statements include, but are not limited to, the Company's anticipated expense levels for research and development, and selling general and administrative, anticipated capital expenditures, and expectations regarding inventory balances, liquidity and adequacy of cash resources under the sub-headings "Results of Operations" and "Liquidity and Capital Resources". Actual results could differ materially from those projected in any forward-looking statements for the reasons detailed below and in other sections of this Report on Form 10-QSB.

All forward-looking statements included in this Form 10-QSB are based on information available to the Company on the date of this Report. The Company assumes no obligation to update the forward-looking statements. Investors should also consult the risk factors listed from time to time in the Company's Reports on Form 10-K and Annual Report to Stockholders.

Results of Operations

The results of operations exclusive of an impairment loss of $2,170,518 over the nine months ended September 30, 1999 shows increased sales and profitability, as compared to the first nine months of 1998. The Company's sales revenues increased by 18%, from $6,102,459 to $7,186,430. Gross profit percentage of 46% was up from 41% for the same period in 1998. Gross profit increased from $2,477,778 to $3,301,850. Increased sales revenues were mainly attributable to sales of the Company's generators and increased sales of cauteries. For the first nine months of 1999 and 1998 cauteries accounted for 41% and 44% of sales, respectively.

Operating salaries and related expenses decreased by 8%, from $1,137,936 to $1,046,523, in the nine months ended September 30, 1999 as compared to the same period in 1998. The decrease in salaries was largely attributable to the fact that no bonuses were given out in 1999 as compared to 1998.

Research and development costs increased by 23% from $195,541 to $149,750 for the nine months September 30, 1998 to the nine months ending September 30, 1999. The decrease is mainly attributable to the expenses related to the termination of the blade coating project.

Expenses for professional services decreased by 31% to $260,416 in the nine months ended September 30, 1999, as compared to $378,978 in the same period of the previous year. The main reason for this decrease was professional fees associated with the settlement of various transactions in 1998 only.

Selling, General and Administrative expenses increased by $194,134. These expenses were $1,429,848 in the nine month period ended September 30, 1999 as compared to $1,235,714 for the nine months ended September 30, 1998. The increase was mainly attributable to the amortization of the cost of the ART manufacturing license and the Bovie Name Purchase. Amortization and depreciation on the ART manufacturing and license agreement has ceased in the third quarter because of its termination.

                            BOVIE MEDICAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

PART I.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations (continued)

Interest expense decreased from $89,308 in the nine months ended September 30, 1998 to $43,436 in the same period in 1999. The $45,872 decrease in interest expense was mainly attributable to the decrease in interest on the Company's line of credit and term loan which began at the end of the first quarter of 1998 and the delivery of Bovie shares to Maxxim to pay off a $3,000,000, 8% note which was accomplished in the third quarter of 1998. The term loan principal balance was $20,557 and the line of credit principal balance was zero at September 30, 1999.

The operating gain, exclusive of an impairment charge of $2,170,518, was $385,718 for the nine months ended September 30, 1999 as compared to a net loss of $546,648 in 1998 for the same period. The reasons for the increase in net income of $932,366 was an increase in sales and gross profit and a decrease in one-time professional fees attributable to the BSD/ART transactions.

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

During the first nine months of 1999, international sales of the Aaron Medical product line increased by 29%. These sales were $1,425,626, which represented 20% of total sales, while in 1998 total international sales were $1,106,249 and which represented 18% of total sales. The Company believes European sales are increasing because it received its ISO 9000 certification in the 3rd quarter of 1998. To bolster this trend the Company has recently hired a salesman with international experience.

Financial Condition

As of September 30, 1999, the Company's cash totaled $956,404 as compared to $278,673 at December 31, 1998. Cash provided by operating activities was $922,919 in the first nine months of 1999 as compared to $34,431 provided in the same period in 1998. Net working capital of the Company on September 30, 1999 was $2,418,440 as compared to $1,674,297 on December 31, 1998.

Investing activities utilized $124,963 in cash during the first nine months of 1999, compared to $399,999 in the first nine months of 1998. In 1999, the Company continued its policy of investing in property, plant and equipment needed for future business requirements, including manufacturing capacity.

The Company's ten largest customers accounted for approximately 57% of net revenues for the first nine months of 1999. At September 30, 1999, the same ten customers accounted for approximately 51% of outstanding accounts receivable.

                            BOVIE MEDICAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

PART I.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Financial Condition

Cash flows from financing used $120,225 and provided $707,938 in the first nine months of 1999 and 1998, respectively. The most significant financing activities in the nine months ended September 30, 1998 was the receipt of $1,000,000 from the purchase of BSD. The amounts of the term and the line of credit loan repaid were $37,500 and $100,000, in the first nine months of 1999, respectively.

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

Outlook

The Company, believes that the world market for disposal medical products, such as the Company's battery-operated cauteries, has significant growth potential because these types of products have not been affordable or effectively marketed outside the U.S. Because of these factors, the Company has heretofore designed certain disposable products to be reusable. The Company presently has a significant portion of the U.S. cautery market and does not expect a dramatic growth in sales of cautery-related products domestically unless an OEM arrangement can be obtained with a co-leader in this market.

The Company, has focused on expanding its line of electrosurgical products. Electrosurgical products sold by the Company are the standard stainless steel electrodes, the Bovie generator line, and the Aaron 800 and 1200 high frequency desiccators. The Aaron 1200 was introduced in 1998 as well as the Bovie product line of generators and accessories.

To replace the Company's line of coated reduced stick electrodes, the Company entered into a licensing and manufacturing agreement with Advanced Refractory Technologies (ART) to manufacture a coated electrode utilizing ART's patented DYLYN(TM) process which also included its use for other biomedical applications. To date, ART has not produced a commercially viable coated electrode and the entire project has been terminated. (See Note 3 to the Financial Statements)

Aaron, through its private label capacity, sees unique opportunities in the domestic market as its competitors do not private label. The electrosurgical product line is a larger market than the company has normally sold into and is dominated by two main competitors, ValleyLab and Conmed. Electrosurgical product sales moved from fifth place to second in total Company sales by product line in 1997 and has remained in that position.

Liquidity and Future Plans

Since the acquisition of Aaron Medical Industries, Inc. the Company has concentrated its efforts on acquiring new product technology and expanding manufacturing capabilities. The Aaron 800 and Aaron 1200 dessicators are an example of this new direction. Other products and technologies are being evaluated for future development by the Company.

                            BOVIE MEDICAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

PART I.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Future Plans

In order to continue its strong international sales growth and maintain its ability to sell in Europe, management has implemented an ISO9000/EN46001 quality system and has been certified and received its CE mark (International Quality Control) in 1998. The Company had obtained a one-year line of credit with a local commercial bank for $600,000 subject to certain restrictions and a three-year $150,000 credit facility for capital improvements. Interest on these loans is to be paid at 1% over prime. Balances on those loans were $-0- and $20,557 as of September 30, 1999, respectively.

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

There have been no dividends declared.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

In February of 1997, the 10 year notes came due and the Company offered each bond holder 2,200 shares of common stock for their $1,000 bond and accrued interest of $550. Nineteen bondholders accepted the offer and forty-three bondholders received cash for their bonds and accrued interest. The balance of the bondholders have not redeemed their bonds or accepted the shares offered. Accrued interest as of September 30, 1999 was $13,783.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

There has not been a meeting of shareholders and therefore, no matters have been submitted to a vote of security holders.

                            BOVIE MEDICAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K

A) Exhibits
B) None

SIGNATURES:

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bovie Medical Corporation.
(Registrant)


Date: ______________


-----------------------------
Chief Executive Officer - Andrew Makrides