Form 10KSB
period 1999-12-31
BOVIE MEDICAL CORP
filed 2000-04-14
CIK 719135

U.S. SECURITIES AND 53EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


            For the fiscal year ended Commission file number 0-12183
                                December 31,1999


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

       Issuer's revenues for its most recent fiscal year were $9,597,472.

 The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 24, 2000 was approximately $13,935,141.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:13,935,141.

                       DOCUMENTS INCORPORATED BY REFERENCE

               There are no documents incorporated by reference.

                            Bovie Medical Corporation
                         1999 Form 10-KSB Annual Report


Table of Contents


Part I                                                                    Page

Item          1.      Description of Business................................1

Item          2.      Properties.............................................4

Item          3.      Legal Proceedings......................................7

Item          4.      Submission of Matters to a Vote of
                      Security Holders.......................................7


Part II

Item          5.      Markets and Market Prices..............................8

Item          6.      Management's Discussion and Analysis...................8

Item          7.      Financial Statements   (See Financial Section)

Item          8.      Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure................12


Part III

Item          9.      Directors, Executive Officers, Promoters
                      and Control Persons...................................13

Item          10.     Remuneration..........................................15

Item          11.     Security Ownership of Certain Beneficial Owners
                      and Management of Bovie Medical Corporation...........18

Item          12.     Certain Relationships and Related Transactions........19

Item          13.     Exhibits and Reports on Form 8-k......................20

Bovie Medical Corporation



Item 1.   Description of Business.

Background

Bovie Medical Corporation, formerly known as An-Con Genetics, Inc.("the Company") was incorporated in 1982, under the laws of the State of Delaware and has its principal executive office at 734 Walt Whitman Road, Melville, New York 11747.

The Company is actively engaged in the business of manufacturing and marketing medical products and developing related technologies. Aaron Medical Industries, Inc. ("Aaron"), a 100% owned subsidiary based in St. Petersburg, Florida is engaged in the marketing and distributing of medical products. Although the Company's largest current product line is battery operated cauteries, the Company has shifted its focus to the manufacture and marketing of electrosurgical generators and electrosurgical disposables. This new focus is evident in the development of the Aaron 800 and Aaron 1200 electrosurgical generators together with the development of higher powered generators (see below).

The Company also manufactures a variety of specialty lighting instruments for use in ophthalmology, general surgery, hip replacement surgery, and for the placement of endotracheal tubes. An industrial version of this light is distributed commercially through various retail outlets and stores.

Bovie manufactures and markets its products both under private label and the Bovie/Aaron label to distributors worldwide. Additionally, Bovie/Aaron has many original equipment manufacturing (OEM) agreements with other medical device manufacturers. These OEM arrangements combined with private label and the Bovie/Aaron label allow the Company to gain greater market share for the distribution of its products.


Company Products

Battery Operated Cauteries

Battery operated cauteries constitute the Company's largest product line. Cauteries were originally designed for precise hemostasis (to stop bleeding) in ophthalmology. The current use of cauteries has been substantially expanded to include sculpting woven grafts in bypass surgery, vasectomies, evacuation of subungual hematoma (smashed fingernail) and for arresting bleeding in many types of surgery. Battery operated cauteries are primarily, a sterile one-time use product. The Company manufactures more types of cauteries than any other company in the world, including but not limited to, a line of replaceable battery and tip cauteries, which are popular in overseas markets.


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


         Aaron 1200

         The Company has developed a 120 watts, full-featured electrosurgical generator for outpatient surgical procedures. It is used in a variety of specialties including dermatology, gynecology, and plastic surgery.

         Aaron 800

         The Aaron 800 is a low powered office based generator designed primarily for dermatology. The unit is a 30 watts high frequency desiccator used mainly in doctors offices for removing small skin lesions and growths. This unit was designed with sufficient technology to permit the manufacture of more powerful office based generators without requiring time-consuming expense of redesign.

         New Generators

         The Company is completing development of higher powered generators to be introduced during the year 2000.

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

Management believes that its general and product liability exposures are adequately covered by insurance.


Research and Development

The approximate amount expended by the Company on research and development of its products during the years 1999 and 1998, totaled $379,832 and $183,173 respectively. The Company has not incurred any direct costs relating to environmental regulations or requirements.


Employees

Presently the Company has a total of approximately 90 employees. These consist of 5 executives, 6 administrative, 5 sales, and 74 technical or factory employees.

SIGNIFICANT SUBSIDIARY - AARON MEDICAL INDUSTRIES, INC.

Aaron Medical Industries, Inc., is a Florida Corporation with offices in St. Petersburg, Florida. It is principally engaged in the business of marketing and distributing medical products. Aaron sells products under its own label to distributors worldwide.

Recent Developments

In 1998, the Company reported the acquisition of a license for the manufacture and sale of a new "Dylyn" technology (a nanocomposite technology for the coating of products) from Advanced Refractory Technologies, Inc., a non-affiliated Buffalo based privately held company ("ART"), for 2,000,000 shares of convertible preferred stock of the Company. After a series of production runs, management made a determination that the use of the DYLYN technology did not result in commercially viable electrodes, the Company's primary choice of products to be coated. As a result the Company reacquired the 2,000,000 shares of convertible preferred stock in exchange for the equipment, licensing and manufacturing rights which were originally acquired by the Company from ART.

In a related development, the Company entered into an agreement in December, 1999, whereby the Company agreed to repurchase 2,000,000 shares from a major shareholder group which had originally acquired its shares in connection with the ART transaction in 1998. Simultaneously with the execution of such agreement, the Company repurchased 1,118,421 shares of common stock at a price of $.38 per share and expects to purchase the balance of the shares over a 21 month period. As of December 31, 1999, the aforesaid transaction with ART and the shareholder group resulted in a reduction of the Company's outstanding shares on a fully diluted basis from 17.16 million shares to 14.04 million shares.

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

At the request of the FDEP, GEO-Ambient conducted an additional water test in October of 1999 and found the results to be consistent with previous tests. Additional testing has been recommended.

The nature and extent of the environmental work, if any is to be required, has not yet been determined by the FDEP. Therefore, no work has been completed by the seller.

Item 3.   Legal Proceedings

There are no material legal proceedings pending against the Company.


Item 4.   Submission of Matters to a Vote of Security Holders

There were no matters submitted to securities holders during the year ended December 31, 1999.



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

                 1999                            High               Low

           1st Quarter                        $ 1.0625          $ .4375

           2nd Quarter                           .6350            .3750

           3rd Quarter                           .5500            .3438

           4th Quarter                          1.1250            .4100


                 1998                            High               Low


           1st Quarter                        $ 2.1250          $ .6250

           2nd Quarter                          1.8125           1.1250

           3rd Quarter                          1.2500            .8438

           4th Quarter                           .9375            .5313


On March 24, 2000, the Closing bid for Bovie's Common Stock as reported by the NASD Bulletin Board was $1.00 per share. As of March 24, 2000, the total number of shareholders of the Company's Common Stock was approximately 2,000, of which 1,000 are shareholders whose shares are held in the name of their broker or stock depositories or the escrow agent holding shares for the benefit of Bovie Medical Corporation shareholders and the balance are shareholders who keep their shares registered in their own name.


Item 6.   Management's Discussion and Analysis.

Results of Operations

Bovie's net revenues for 1999 were approximately $9.6 million as compared to $8.4 million for 1998. The increase in sales of $1.15 million (14%) was the net result of an increase in revenues from the sale of cauteries and electrosurgical products. The sales for medical products represented approximately 89% of total sales in 1999 as compared to approximately 90% in 1998.

The Cost of goods sold decreased by $364,465 (7%) from $5,274,041 in 1998 to $4,909,576 in 1999. Consequently, the percentage of gross profit from sales increased from 38% in 1998 to 48% in 1999. The difference in cost of sales and gross profit were principally due to the gross loss on contract sales of electrosurgical products in 1998, and the increase in the gross profit margin on the sale of cauteries in 1999. The negative gross profit on sales of products acquired from Bovie/Maxxim in 1998 was attributable to the contract price of the components from Bovie/Maxxim and the resulting manufacturing and sale back to Maxxim of these products. This accounted for a difference of $300,000 in gross margin between 1998 and 1999. This was 57% of the increase in gross profit between 1998 and 1999. The remaining difference is mostly attributable to a 5% increase in gross profit on cautery sales which were the result of better pricing to certain customers and lower cost on certain components purchased from offshore.

During 1999 and 1998, the Company's family of cauteries accounted for 42% and 41% of sales, respectively, and 36% and 35% of cost of goods sold, respectively.

Research and development expenses increased from $183,173 to $379,832, from 1998 to 1999. The Company continued to invest in the development of ECU (electrosurgical coagulation) devices, and other Company products which is evidenced by engineering costs increasing from $59,675 in 1998 to $281,114 in 1999. Research and development costs are made up of material costs, engineering costs, and payroll.

Research and development costs of the Company had increased in 1998 mostly by the depreciation expense on the reactors that the Company purchased from BSD. The Company was developing DYLYN coated products with these reactors. During 1999 the Company discontinued this development program and sold the reactors back to ART. In 1999, no depreciation was taken on the reactors.

The decrease in interest expense of 41% amounting to $42,820 was mainly attributable to the Company's retirement of its debt to Maxxim and the cash received in the BSD transaction.

The Company's effective income tax rate would have been 35% except that the Company had a loss for the year. Because of the net loss, the Company operating loss carryforward increased in 1999 by $2,183,839.

General and administrative expenses of the Company decreased by $299,399 (17%) from $1.75 million in 1998 to $1.5 million in 1999. This was mainly attributable to the decrease in amortization of intangible assets acquired from BSD of $290,224.

Salaries and related costs increased by 8% from $1.6 million in 1998 to $1.7 million in 1999. The increase in salaries were in part because of hiring additional administrative personal, quality control personnel and technical personnel that were needed to produce electrosurgical products.

Cost of professional services decreased by 8% from $552,352 in 1998 to $508,117 in 1999. Professional fees were mostly related to the consulting, auditing and legal costs. During 1999, the Company evaluated its Dylyn Coated Blade Technology and decided not to pursue the project. An agreement was entered into with ART, the Company that supplied the reactors and the technology for the project, to sell back to ART the reactors and the technology. The Company incurred a non-recurring loss of $2,718,985 on the transaction.

The increase in operating expenses, which included the non-recurring loss, resulted in a decrease of $1,227,868 in operating income and $1,085,793 decrease in net income, from 1998 to 1999. Loss from operations was $2,148,030 in 1999 as compared to an operating loss of $920,162 in 1998. Net loss of the Company in 1999 was $2,183,839 as compared to net loss of $998,046 in 1998.

Total other costs as a percentage of sales were 71% in 1999 as compared to 48% in 1998. These costs mostly increased due to the loss associated with the sale of the Dylyn Technology. For 2000 the Company believes total other costs should not be significantly higher than they were in 1999, except for the non-recurring loss.

The Company sells its products through distributors both in the international market and in the USA. New distributors are contacted through response to Company advertising in international medical journals or at domestic or international trade shows.


During 1999, international sales of the Company's product lines increased by a total of $312,219 (21%). In 1999, these sales were $1.8 million (19% of total sales) as compared to $1.5 million (18% of total sales) in 1998. The increase in international sales volume was mainly attributable to the Company obtained its European Community Certification (CE Mark which permits medical devices to be sold in the European Common Market), in mid 1998.

In the fourth quarter of 1998, the Company made agreements with various sales representatives to develop markets for its new products and maintain customer relations. The representatives receive an average commission of approximately 2% of sales in their market areas.

An adequate supply of raw materials is available from both domestic and international suppliers. The relationship between the Company and its suppliers is generally limited to individual purchase order agreements, supplemented by contractual arrangements with key vendors to ensure availability of certain products. The Company has developed multiple sources of supply where possible.

New product development and improvements to the Company's facility required by regulatory agencies in 1998 amounted to approximately $125,782. These expenditures were funded primarily through internal cash flow and bank financing. In order to provide additional working capital, the Company secured a $550,000 credit facility with a local commercial bank in the first quarter of 1997. The credit facility was renewed and raised to $600,000 for one year in September 1999.

Financial Condition

As of December 31, 1999, cash totaled $415,074 as compared to $270,672 at December 31, 1998. Cash provided by operating activities was $530,724 in 1999 compared to $14,010 in 1998. Net working capital of the Company was $2,365,530 and $1,674,297 on December 31, 1999 and 1998, respectively.

The amount of cash used in investing activities was $126,728 in 1999, compared to $443,835 in 1998. The Company continued to invest in property, plant and equipment needed for future business requirements, including manufacturing capacity.

The net cash inflow from financing was $688,272 in 1998 as compared to an out flow of $267,595 in 1999. The most significant item of financing activity in 1999 was from the repurchase of 1,118,421 Company common shares for $425,000 from a major shareholder group that acquired its shares in connection with the ART transaction in 1998.

The Company believes that it has the financial resources needed to meet business requirements in the foreseeable future, including capital expenditures for the expansion of its manufacturing site, working capital requirements, and product development programs.

The Company's ten largest customers accounted for approximately 59% of net revenues for 1999 as compared to 49% in 1998. At December 31, 1999, the same ten customers accounted for approximately 55% of outstanding accounts receivables as compared to 65% in 1998.

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

The Company has focused on expanding its line of electrosurgical products. Electrosurgical products sold by the Company include the standard stainless steel electrodes, the Aaron 800 and Aaron 1200 high frequency desiccators and the Bovie line of products acquired in 1998.

From 1998 to 1999, the Company's electrosurgical sales increased by more than 24% from $2,188,683 to $2,720,718. This increase was attributable to the transaction with Maxxim. Maxxim sold to the Company work in process and raw materials inventory for the Bovie line of generators. The Company agreed to finish certain products and sell them back to Maxxim. The agreement increased sales by $592,000, in 1998. The additional increases in sales were attributable to sales of the Aaron 1200 device. Except for the possible introduction of new electrosurgical products the Company does not expect electrosurgical sales to increase significantly in 2000. The Company through its private label capability sees unique opportunities in the domestic market as its competitors do not private label. The electrosurgical product market is a larger market than the Company has normally sold into and is dominated by two main competitors, ValleyLab and Conmed. The combined markets for these products exceed $100 million annually.


Non-Medical Products

In 1999, the Company had sales of $1 million of its flexible lighting products used primarily in the automotive and locksmith industries. Approximately $.8 million was sold to one customer.


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

Liquidity and Future Plans

The Company has recently changed its direction from acquiring ownership interest in companies to developing and acquiring new product technology and expanding manufacturing capabilities through Aaron. The Aaron 800 and Aaron 1200, are prime examples of this new direction. Other products and technologies are being evaluated for future development.

In order to resume strong international sales growth and maintain its ability to sell in Europe, management has implemented and been certified as ISO9001/EN46001 quality system compliant and has been granted its CE mark (International Quality control.)

The Company has obtained a line of credit with a local commercial bank for $600,000. Interest on the loan is to be paid at 1% over prime. As of December 31, 1999, the Company had $100,000 outstanding on the line of credit and had a balance of $8,055 on its term loan which is amortized at a rate of $4,167 per month. Due to the Company's loss in 1999 the Company is not in technical compliance with the banks financial covenants.

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


Item 8.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no disagreements with or changes in accountants.


Article III


Item 9.   Directors, Executive Officers, Promoters and Control Persons

The Company's Executive Officers and directors are as follows:

   Name                 Position           Director since

Andrew Makrides         Chairman of the    December,1982
                        Board, President,
                        CEO and Director

J. Robert Saron         President of       August, 1994
                        Aaron
                        And Director
George Kromer           Director           October 1995

Alfred Greco            Director           April, 1998

Kenneth W. Davidson     Director           July, 1998

Keith Blakely*          Director           December, 1998

Nancy Keller            Chief Financial
                        Officer

Moshe Citronowicz       Executive Vice
                        President
                        Chief Operating
                        Officer
------------------
*In October, 1999 Keith Blakely resigned as a director of the corporation. Management has no present plans to fill the resulting vacancy on the Board of Directors.


Andrew Makrides, Esq. age 58, Chairman of the Board and President, member of the Board of Directors, received a Bachelor of Arts degree in Psychology from Hofstra University and a JD Degree from Brooklyn Law School. He is a member of the Bar of the State of New York and practiced law from 1968 until joining Bovie Medical Corporation as Executive Vice President and director, in 1982. Mr. Makrides became President of the Company in 1985 and the CEO in December 1998 and has served as such to date.

J.  Robert  Saron,  age 47,  Director,  holds a  Bachelors  degree in Social and
Behavioral Science from the University of South Florida. From 1988 to present Mr. Saron has served as a director of Aaron Medical Industries, Inc. (formerly Suncoast Medical Manufacturing, Inc.). Mr. Saron served as CEO and chairman of the Board of the Company from 1994 to December 1998. Mr. Saron is presently the President of Aaron and member of the Board of Directors of the Company.

Alfred V. Greco, Esq. age 64, Director, is the principal of Alfred V. Greco, PLLC, and has been counsel to the Company since its inception. Mr. Greco is a member of the Bar of the State of New York and has been engaged in the practice of law for the past 35 years in the City of New York. The main focus of Mr. Greco's experience for the past 30 years has been in the area of corporate and securities law during which he has represented a large number of public companies, securities brokerage firms, executives and registered representative and has developed a broad range of experience in administrative, regulatory and legal aspects of public companies. Mr. Greco graduated from Fordham University School of Law with a Doctor of Law degree, in June 1960. He was admitted to the New York State Bar in March 1961.


Nancy B. Keller, age 51, Chief Financial Officer Controller holds a Bachelor of Business Administration degree from the University of Georgia. She is a Certified Public Accountant of the State of Florida She had worked 17 years for a large pharmaceutical company where she was a plant controller coordinating all plant financial activities.


George W. Kromer, Jr., age 59, filled a vacancy on the Board of Directors and became a director on October 1, 1995. Mr. Kromer is a Senior Financial Correspondent for "Today's Investor" and is utilized as a consultant by a number of companies whose shares are listed on the American Stock Exchange and Over-the-Counter Exchange. Bovie Medical Corporation has also retained Mr. Kromer on a month-to-month basis as a consultant in addition to his capacity as a director. He has been writing for financial publications since 1980. He received a Master's Degree in 1976 from Long Island University in Health Administration. He was engaged as a Senior Hospital Care Investigator for the City of New York Health & Hospital Corporation from 1966 to 1986. He also holds a Bachelor of Science Degree from Long Island University's Brooklyn Campus and an Associate in Applied Science Degree from New York City Community College, Brooklyn, New York.


Moshe Citronowicz , age 47, is a graduate of the University of Be'er Sheva, Be'er Sheva, Israel, with a Bachelor of Science degree in electrical engineering. He has also received certificates from Worcester Polytech, Lowell University and the American Management Association for completion of seminars in MRP, master scheduling, purchasing SPC, JIT, accounting and plant management. Since coming to the United States in 1978, Mr. Citronowicz has worked in a variety of manufacturing and high tech industries. In October 1993, Mr. Citronowicz joined the Company as Vice President of Operations. He is responsible for all areas of manufacturing, purchasing, product redesign, as well as new product design. In September 1997, Mr. Citronowicz was appointed by the board of directors to the position Executive Vice President and Chief Operating Officer.


Kenneth W. Davidson, age 52, is a chairman and Chief Executive Officer of Maxxim Medical, Inc., a Delaware Corporation the shares of which are listed on the New York Stock Exchange. Mr. Davidson has been a director of Maxxim since 1986. Prior to that he was the Corporate Director of Business Development at Intermedics Incorporated, which is principally a manufacturer of implantable medical devices such as pacemakers.

REMUNERATION


Item 10. The following table sets forth the compensation paid to the executive officers of the registrant for the three years ended December 31, 1999:

>
                                      Summary Compensation Table

                         Annual Compensation          Long Term compensation



                                                                 Securities
                                                                 Underlying
Name and                                              Restricted   Stock
Principal                               (a)     (b)      Stock    Option
Position             Year    Salary    Bonus   Other   Awards(#)   SARS(#)  Pay-outs
--------             ----    ------    -----  ------   --------    -------  --------
Andrew Makrides
 President, CEO
 Chairman of          1999  $ 116,312   2,198    9,263     --          --    --
 the Board            1998     99,478   1,918    9,809     --          --    --
                      1997    103,382   1,784    9,598     --          --    --

J. Robert Saron
 President of Aaron   1999  $ 166,181   3,245  14,409      --          --    --
 Medical and          1998    144,559   2,814   9,809      --          --    --
 Director             1997    155,865   2,460   9,352      --          --    --

Moshe Citronowicz
 Executive            1999  $ 116,193   2,439  14,564      --          --    --
 Vice President-      1998    112,463   22,891  9,809    100,000       --    --
 Chief Operating      1997    107,044   1,921   9,352      --          --    --
 Officer

Nancy Keller          1999  $  38,060    1,444   4,165     --          --    --
Chief Financial
Officer

(b) Other compensation consists of medical insurance and auto. Option Grants and Exercise

The following table summarizes (i) option grants to the Named Executive Officers during the year ended December 31, 1999 and (ii) the value of the options held by the named Executive Officers at December 31, 1999.


The following table sets forth information with respect to the exercises of stock options by the Named Executive Officers during the year ended December 31,1998 and unexercised options held by the Named Executive Officers on December 31, 1998.



                       Aggregated Option Exercises in Last
                    Fiscal Year and Fiscal Year End Option Values

                                                                                     Value of
                                                                   Number of        Unexercised
                                                                  Unexercised      In-The-Money
                                                                    Options         Options at
                           Shares                               At Fiscal Year        Fiscal
                          Acquired              Value               End(#)             Year
Name                   On Exercise(#)         Realized            Exercisable         End (a)
----                   --------------         --------            -----------         -------

Andrew Makrides       --             --           220,000       $ 55,000
J. Robert Saron       --             --           240,000       $ 60,000
Moshe Citronowicz     --             --           175,000       $ 43,750


-------------------

(a) The exercise price of the options were higher than the closing sale price for the Common Stock. The sales price as reported on NASDAQ National Market on December 31, 1999 was $1.00.

Outside Directors are compensated in their capacities as Board members through option grants. The Company's Board of Directors presently consists of J. Robert Saron, Andrew Makrides, Chairman CEO, and President, Kenneth Davidson, George W. Kromer, Jr. and Alfred Greco. Mr. Kromer has been retained on a month-to-month basis pursuant to verbal agreement as a financial and public relations consultant by Bovie Medical Corporation for the past year at an average monthly fee of $1,300. Mr. Greco is an officer and director of Alfred V Greco PLLC, Counsel to the corporation which earned legal fees from the Company of $93,606 during 1999. He also received 75,000 ten year options to purchase the Company's Stock at $.75 in 1998.

In 1998 George Kromer was awarded a ten year stock option to acquire 100,000 shares of for ten years to purchase Bovie Medical Corporation stock at $.75 per share.

There have been no changes in the pricing of any options previously or currently awarded.

In February 2000, the Company extended contract with certain of its officers, for two years. The following schedule shows all contracts and terms with officers of the company.



                            Bovie Medical Corporation
                               Officers' Contracts
                                December 31, 1999

                       Contract     Expiration    Contractual    Auto
                         Date         Date(1)       Base Pay     Allowance

Andrew Makrides         01/01/98    12/31/2004      $  92,773   $ 6,310
J. Robert Saron         01/01/98    12/31/2004        136,123     6,310
Moshe Citronowicz       01/01/98    12/31/2004         99,905     6,310

(1) Includes two year extension

Item 11.  Security  Ownership of Certain  Beneficial  Owners and  Management  of
Bovie.

The following table sets forth certain information as of December 31, 1999, with respect to the beneficial ownership of the Company's common stock by all persons known by the Company to be the beneficial owners of more than 5% of its outstanding shares, by directors who own common stock and by all officers and directors as a group.


                                   Number of       Nature       Percentage
Name and                Title       Shares           of            of
Address                            of Class       Ownership     Ownership(i)
-------                            --------       ---------     ------------
                                   Shares(i)

Maxxim Medical Inc.    Common      3,000,000      Beneficial        18.5%
 10300 49th St. North
 Clearwater, FL 33762

Directors

Andrew Makrides        Common        537,000(ii)  Beneficial         3.3%
 734 Walt Whitman Road
 Melville, NY 11746

George Kromer          Common        205,000(iii) Beneficial         1.2%
 P.O. Box 188
 Farmingville, NY 11738

Alfred Greco           Common        266,500(iv)  Beneficial         1.6%
 666 5th Ave.
 New York, NY 10103

J. Robert Saron        Common        673,805 (v)   Beneficial        4.1%
 Ashley Drive
 Seminole, FL

Kenneth Davidson          --                (vii)
 c/o Maxxim
 10300 49th St. North
 Clearwater, FL 33762

Officers and Directors
as a group                           2,017,89(a)                    12.3%

(a) Includes 995,000 shares reserved for options

(i) Based on common shares of 14,045,334 and 2,145,500 options outstanding to acquire shares. Officers and directors have 995,000 options to acquire shares at December 31, 1999.

(ii) Includes 220,000 shares owned by Mr. Makrides reserved pursuant to 10 year options to purchase shares of the Company. His options range from $.75 for 150,000 to $1.15 for 50,000.

(iii) Constitute 170,000 shares reserved pursuant to 10 year options owned by Mr. Kromer to purchase shares of the Company.

(iv) Include 150,000 shares reserved pursuant to 10 year options exercisable at $.75 per share. Granted but not delivered until 1999. Represents shares owned by Alfred V Greco PC, former professional corporation of which Mr. Greco was principal.

(v) Includes 240,000 shares reserved pursuant to 10 year options exercisable at $.75 per share owned by Mr. Saron.

(vi) Does not include 3 million shares of common stock held by Maxxim Medical Inc. of which Mr. Davidson is an officer, director and major shareholder.


Item 12.   Certain Relationships and Related Transactions

George Kromer, a director, also serves as a consultant to the Company with average consulting compensation of approximately $1,300 per month.


Former CEO and President

As of December 31, 1997, the Company had repaid $235,100 of a principal amount previously owned to a former officer director and a shareholder of the Company. In October, 1999, the Company settled its dispute with this former officer for alleged sums claimed to be due him for interest consulting fees incurred during his affiliation with the Company. The claim was settled in the amount of $150,000, payable $50,000 upon execution of the agreement and $100,000 over 20 months at $5,000 per month.

See "Certain Relationships and related Transactions". Presently there is no lawsuit between the Company and a former officer.


Alfred V Greco

A director is the principal of Alfred V Greco PLLC, the Company's counsel which received $93,606 in legal fees during 1999. See "Security Ownership of Certain Beneficial Owners and Management.


Item 13.   Exhibits and Reports on Form 8-k

No Form 8-k was filed in the fourth quarter of 1999.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Petersburg, State of Florida, on April 14, 2000.

                                         Bovie Medical Corporation


                                         By: S/ Andrew Makrides
                                         Andrew Makrides
                                         Chairman of the Board
                                         President


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



         Signatures                                   Title and Date

S/Andrew Makrides                                     Chairman of Board
Andrew Makrides                                       Chief Executive Officer
                                                      President, Director
                                                      April 14, 2000

S/J. Robert Saron                                     Director
-------------------------------------
J. Robert Saron                                       April 14, 2000

S/George W. Kromer                                    Director
-------------------------------------
George W. Kromer                                      April 14, 2000


S/Nancy Keller                                        Chief Financial Officer
-------------------------------------
Nancy Keller                                          April 14, 2000

                                                      Director
-------------------------------------
Kenneth Davidson                                      April 14, 2000


S/Alfred Greco                                        Director
-------------------------------------
Alfred Greco                                          April 14, 2000

PART II

ITEM 7.  FINANCIAL STATEMENT


BOVIE MEDICAL CORPORATION
INDEX TO FINANCIAL STATEMENTS



       Contents                                          Page



Consolidated Balance Sheet at December 31, 1999


Consolidated Statements of Operations for the years ended December 31, 1999 and 1998

Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999 and 1998

Consolidated Statements of Cash Flows for the years ended December 31, 1999 and 1998

Notes to Consolidated Financial Statements

Consent of Certified Public Accountant

Independent Auditors' Report

                        BOVIE MEDICAL CORPORATION
                        CONSOLIDATED BALANCE SHEET
                             DECEMBER 31, 1999


                                  ASSETS



Current assets:
Cash                                               $   415,074
Trade accounts receivable, net                       1,210,048
Inventories                                          1,677,779
Prepaid expenses                                        86,445
Deferred tax asset                                     175,010
Other Assets                                           131,143
                                                     ---------

Total current assets                                 3,695,499

Property and equipment, net                          1,434,569

Other assets:

Repair parts                                           322,311
Trade name                                           1,697,392
Patent rights, net                                     189,283
Deposits                                                 4,765
                                                    ----------

                                                     2,213,751
                                                    ----------


Total Assets                                       $ 7,343,819
                                                     =========

The accompanying notes are an integral part of the financial statements.

                         BOVIE MEDICAL CORPORATION
                        CONSOLIDATED BALANCE SHEET
                            DECEMBER 31, 1999
                                (Continued)


                   LIABILITIES AND STOCKHOLDERS' EQUITY

                               Liabilities

Current liabilities:

Accounts payable                                        $  402,254
Accrued expenses                                           264,146
Notes payable                                              562,591
Due to shareholders                                        100,979
                                                         ---------

Total current liabilities                                1,329,970


Stockholders' equity:


Preferred stock 10,000,000
authorized, 0 outstanding                                        0

Common stock par value $.001;
  40,000,000 shares authorized,
  issued and outstanding 14,045,334
  shares, on December 31, 1999                              14,115
  Additional paid in capital                            20,111,957
  Accumulated deficit                                  (14,112,223)
                                                        ----------

Total stockholders' equity                               6,013,849
                                                        ----------

Total liabilities and
  stockholders' equity                                $  7,343,819
                                                         =========


The accompanying notes are an integral part of the financial statements.


                            BOVIE MEDICAL CORPORATION
                    CONSOLIDATED STATEMENT OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



                                          1999              1998


Sales                                $ 9,597,472         $8,441,846
Cost of sales                          4,909,576          5,272,041
                                       ---------          ---------

Gross Profit                           4,687,896          3,167,805

Other costs:
Research and development                 379,832            183,173
Professional services                    508,117            552,352
Salaries and related costs             1,720,795          1,599,925
Selling, general and
 administration                        1,453,118          1,752,517
Write down of fixed assets                55,079                 --
Loss on sale of license
 and reactors                          2,718,985                 --
                                       ---------         ----------

Total other costs                      6,835,926          4,087,967
                                       ---------         ----------

Income from operations                (2,148,030)         (920,162)
                                       ---------         ----------

Other income and (expense):

Interest income                           21,964             4,163
Interest expense                         (61,023)       (  103,843)
Miscellaneous                              3,247            21,796
                                          ------         ---------

                                         (35,812)       (   77,884)
                                          ------         ---------

Net loss                             $(2,183,842)       (  998,046)
                                      ===========        ==========





                            BOVIE MEDICAL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                                   (CONTINUED)


                                                  1999              1998
                                                  ----              ----
   Net loss per share                          $ (.13)            $(.07)


         Weighted average number
          of common shares
          outstanding                       16,787,000         13,876,328
                                            ==========         ==========



The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                            Warrants          Preferred              Common        Paid-in
                          Outstanding     shares     Stock      share     stock     Capital       Deficit      Total
                          -----------     ------     -----      -----     -----     -------       -------      -----

Balance January 1, 1998     1,064,000        --       --    8,279,948   $124,071  $13,030,962  (10,930,335)  2,224,698

Shares exchanged for
 warrants at $.75            ( 83,500)       --       --       83,500         84      62,157           --      62,241
Shares issued for consulting
 services at $.40 per share        --        --       --      306,667        307     122,360           --     122,667

Shares issued for employee
 bonus at $.40 per share           --        --       --      100,000        100      19,900           --      20,000

Shares issued for purchase
 of patent rights at $.40
 per share                         --        --       --       39,580         40      16,229           --      16,269

Shares issued for purchase
 of equipment, license,
 manufacturing rights and
 cash at $.98 per share            -- 2,000,000    2,000    2,900,000      3,000   4,855,000           --   4,860,000

Shares issued for trade name
 and inventory at $1.00 per share  --        --       --    3,000,000      3,000   2,977,000           --   2,980,000

Receipt of cash on subscriptions
 receivable Aaron officers         --        --       --           --         --         515           --         515

Adjustment to par value of
 stock from $.015 to $.001 as
 per stockholders meeting          --        --       --           --   (115,822)    115,822           --          --

Warrants issued 1998        1,000,000        --       --           --         --          --           --          --
Loss for 1998                      --        --       --           --         --          --  (  998,046) (  998,046)
                            ---------  --------    -----   ----------    -------   ---------   ---------   ---------
Balance as of December
31,1998                     1,980,500  2,000,000  $2,000   14,709,695   $ 14,780 $21,199,945$(11,928,381) $9,288,344
                            =========  =========   =====   ==========     ======  ==========  ==========   =========

The accompanying notes are an integral part of the financial statements. (Continued on next page)

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
(Continued)


                            Warrants          Preferred              Common        Paid-in
                          Outstanding     shares     Stock      share     stock     Capital       Deficit        Total
                          -----------     ------     -----      -----     -----     -------       -------        -----

Balance
January 1,
 1999                    1,980,500    2,000,000     $2,000   14,709,695  $14,780 $21,199,945  $(11,928,381)   $9,288,344

Common shares
  issued for cash
  at $.40 per share             --           --         --      425,000      425     169,575            --       170,000

Preferred shares
  purchased from ART
  valued at $.425 per
  share and retired             --   (2,000,000)   (2,000)          --        --    (848,000)           --      (850,000)

Common share issued
 as rent valued at
 $.24 per share                 --           --        --        29,060       29       6,945            --         6,974

Common shares purchased
  from share holder from
  cash at $.38 per share
  and retired                   --           --        --    (1,118,421) (1,118)   (423,882)            --      (425,000)

Subscription receivable
  paid for in cash              --           --        --            --       --      7,374             --         7,374

Warrants Issue             165,000           --        --            --       --         --             --            --
Loss for period                 --           --        --            --       --         --     (2,183,842)   (2,183,842)
                           -------     --------   --------   -----------  ------    -------     -----------   -----------


Balance as of
December 31, 1999        2,145,500           --         --    14,045,334  $14,116 20,111,957   (14,112,223)    $6,013,850
                         =========     ========  =========    ==========   ====== ==========    ==========      =========


The accompanying notes are an integral part of the financial statements.

                            BOVIE MEDICAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



                                                 1999                   1998
                                                 ----                   ----
Cash flows from operating activities:
Net income (loss)                          $(2,183,842)            $  (998,046)

Adjustments  to reconcile  net income
(loss) to net cash provided by operating activities:

Depreciation and amortization                 321,172                  787,088
Shares issued for rent                          6,974                  162,667
Write down inventory of repair
 parts                                         33,445                  193,219
Loss on write down of fixed assets             55,079                       --
Loss on sale of license and reactors        2,718,985                       --

Change in assets and liabilities:
Trade receivables                            (207,214)               ( 211,009)
Prepaid expenses                               (8,005)               (  10,510)
Inventories                                  (201,231)               (  24,697)
Other receivables                              16,908                   34,212
Accounts payable                               16,696                (  13,532)
Accrued expenses                             ( 38,243)                  66,598
                                              --------                ---------

Total adjustments                            2,714,566               ( 984,036)
                                             ---------                --------

Net cash provided
 (used in) operations                      $(  530,724)             $(  14,010)
                                             =========                ========

The accompanying notes are an integral part of the financial statements.

                            BOVIE MEDICAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                                 (Continued)

                                                 1999                  1998
                                                 ----                  ----


Net cash used in operating activities       $  (530,724)           $ ( 14,010)

Cash flows from investing activities:

Increase in fixed assets                       (126,728)             (301,220)
Increase in security deposits                        --              (  2,615)
Purchase of Technology                               --              ( 20,000)
Increase deposit on equipment                        --              (120,000)
                                              ----------             --------

Net cash used in investing
 activities                                    (126,728)             (443,835)

Cash flows from financing activities

Common shares issued                             177,374               982,756
Loans from shareholders                           (2,147)                3,976
Repurchase and retirement of common stock       (425,000)                   --
Increase in term borrowing                           --                 40,280
Reduction of notes payable                      (117,822)             ( 28,734)
Repayment of term loan                                --              ( 50,006)
Repayment - line of credit                            --              (260,000)
Borrowing - line of credit                       100,000                    --
                                               ---------              ---------
Net cash provided by (used in)
 financing activities                           (267,595)              688,272
                                                 -------               -------

Net increase in cash                              136,401              230,427

Cash at beginning of year                         278,673               48,246
                                                  -------               ------
Cash at end of year                             $ 415,074            $ 278,673
                                                =========            =========


Cash paid during the twelve months ended December 31:

                                                1999                   1998
                                                ----                   ----

Interest                                    $  60,751              $ 104,657
Income Taxes                                       -0-                  -0-

The accompanying notes are an integral part of these financial statements.


                    BOVIE MEDICAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                 FOR THE YEAR ENDED DECEMBER 31, 1999 AND 1998

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1998

1. In February of 1998, the Company issued 5 million shares valued at $.98 per share for two reactors, 1 million in cash and a license and manufacturing agreement to coat medical products with a multi-patented advanced coating technology called "Dylyn".

2.The Company issued 306,667 restricted shares valued at $.40 per share for consulting services.

3. The Company issued 100,000 restricted shares valued at $.40 per share to an officer of the Company in the form of a salary bonus.

4. The Company issued 39,580 restricted shares valued at $.40 for patent rights on its OmniFix products.

5. The Company issued 3,000,000 shares valued at $1.00 per share for the trade name "Bovie" and inventory of raw materials spare parts and work in progress to produce electrosurgical generators.

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1999

1. During 1999 it was determined that a deposit of $125,000 to purchase a new reactor from ART would have to be reclassified as other assets because the due date for delivery of the reactor had passed and a request to the vendor for return of the deposit was made.

2. During 1999 the license, manufacturing rights and equipment for the Dylyn process to coat purchased from ART in 1998 was sold back to ART for 2 million shares of the Company held by ART. As a result of this transaction the Company took a loss of $2,718,985 on the sale of the technology.

3. During 1999 the Company evaluated machinery and equipment and determined certain items no longer had future cash flows. The majority of these items were fully depreciated. The net carrying cost write down was $55,079.

                            BOVIE MEDICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES


Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Consolidated Financial Statements

The accompanying consolidated financial statements include the accounts of Bovie Medical Corporation and its wholly owned subsidiary Aaron Medical Industries, Inc. Intercompany transaction accounts have been eliminated in consolidation.


Fair Values of Financial Instruments

Cash and cash equivalents. Holdings of highly liquid investments with maturities of three months or less, when purchased, are considered to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair values. The amount of federally insured cash deposits was $100,000 as of December 31, 1999.

The carrying amount of trade accounts receivable, accounts payable, prepaid and accrued expenses, bonds and notes payable, and amounts due to shareholders, as presented in the balance sheet, approximates fair value.


Inventories and Repair Parts

Inventories. Inventories are stated at the lower of cost or market. Cost is determined principally on the average actual cost method. Inventory at fiscal year-end was as follows:

               Raw  materials           $  1,059,421
               Work in process               319,035
               Finished goods                299,322
                                           ---------

                   Total                $  1,677,778
                                           =========

Repair Parts. The Company acquired the inventory of repair parts in conjunction with the purchase of the Bovie Line of Generators and Bovie Trade name, on May 8, 1998. Although, the production of Bovie generators has been discontinued, the Company has maintained the inventory to service the previously sold generators. The useful life of repair parts is estimated to be five to seven years and the Company has set up an allowance for excess and obsolete parts.

                          BOVIE MEDICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

As of December 31, 1999, the inventory of parts was as follows:

       Raw materials                                        $  542,530
       Allowance for excess or obsolete parts                 (220,219)
                                                               -------

                                                            $  322,311
                                                              ========

Long-lived Assets

Long-lived assets consist of property, plant and equipment, and intangible assets.

Property, plant and equipment are recorded at cost less depreciation and amortization. Depreciation and amortization are accounted for on the straight-line method based on estimated useful lives. The amortization of leasehold improvements is based on the shorter of the lease term or the life of the improvement. Betterments and large renewals, which extend the life of the asset, are capitalized whereas maintenance and repairs and small renewals are expenses, as incurred. The estimated useful lives are: machinery and equipment, 7-15 years; buildings, 30 years; and leasehold improvements 10-20 years.

Intangible assets consist of patent rights and goodwill. Goodwill represents the excess of the cost of assets of the acquired companies over the values assigned to net tangible assets. These intangibles are being amortized by the straight-line method over a 5-year period. Effective January 1, 1996, the Company adopted the Statement of Financial Accounting Standards (SFAS) No.121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of". In accordance with SFAS No.121, the Company reviews long-lived assets for impairment whenever events or changes in business circumstances occur that indicate that the carrying amount of the assets may not be recovered. The Company assesses the recovery ability of long-lived assets held, and to be used, based on undiscounted cash flows and measures the impairment, if any, using discounted cash flows. Adoption of SFAS No.121 did not have a material impact on the Company's consolidated financial position, operating results or cash flows.


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

Environmental Remediation

The Company accrues environmental remediation costs if it is probable that an asset has been impaired or a liability incurred at the financial statement date and the amount can be reasonably estimated. Environmental compliance costs are expenses, as incurred. Certain environmental costs are capitalized based on estimates and depreciated over their useful lives.

Advertising Costs

All advertising costs are expensed as incurred. The amount of advertising costs were $67,120 and $93,700 for 1999 and 1998 respectively.

                            BOVIE MEDICAL CORPORATION
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


Earnings Per Common and Common Equivalent Share

In February 1997, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards 128(SFAS 128). "Earnings Per Share." SFAS 128 establishes new standards for computing and presenting earnings per share ("EPS"). Specifically, SFAS 128 replaces the previously required presentation of primary EPS with a presentation of basic EPS. It requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the financial statements issued for periods ending after December 15, 1997. In 1997, the Company adopted SFAS 128. In 1999, the Company had a net loss, the outstanding options were antidilutive and were not included in computing the net loss per share.

Research and Development Costs

The Company is continually conducting research and development activities utilizing a team approach that involves its engineering, manufacturing, and marketing resources. Although, the Company has developed a number of its own products, most of its research and development efforts have historically been directed towards product improvement and enhancement of previously developed or acquired products. Research and development expenses are charged to operations. Only the development costs that are purchased from another enterprise and have alternative future use are capitalized and are amortized over estimated useful life of the asset, generally five years.

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

                           BOVIE MEDICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Non-monetary Transactions

The accounting for non-monetary assets is based on the fair values of the assets involved. Cost of a non-monetary asset acquired in exchange for another non-monetary asset is recorded at the fair value of the asset surrendered to obtain it. The difference in the costs of the assets exchanged is recognized as a gain or loss. The fair value of the asset received is used to measure the cost if it is more clearly evident than the fair value of the asset surrendered.


Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS No. 123 allows a company to adopt a new fair value based method of accounting for its stock based compensation plans, or to continue to follow the intrinsic method of accounting prescribed by the Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock to Employees".

The Company has elected to continue to follow APB Opinion 25 for its accounting for stock based compensation. Under this policy:

1. Compensation costs are recognized as an expense over the period of employment attributable to the employee stock options.

2. Stocks issued in accordance with a plan for past or future services of an employee are allocated between the expired costs and future costs. Future costs are charged to the periods in which the services are performed.

If the Company had adopted SFAS No. 123, the Company's net income and earnings per years ended December 31, 1999 and 1998 would have been impacted as discussed in Note 9.

New Accounting Standards

In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and display of comprehensive income and its components. The components of comprehensive income refer to (revenues, expenses, gains, and losses that are excluded from net income under current accounting standards, including foreign currency translation items, and minimum pension liability adjustments. SFAS 130 requires that all items recognized under accounting standards as components of comprehensive income be displayed in equal prominence with other financial statements; the total of other comprehensive income for a period is required to be transferred to a component of equity that is separately displayed in a statement of financial position at the end of the accounting period. SFAS 130 is effective for both interim and annual periods beginning after December 15, 1997. In 1998, the Company adopted SFAS 130.

                          BOVIE MEDICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In April 1998, the FASB issued SOP 98-5, "Reporting on the Costs of Start-up Activities," which will become effective for the Company in fiscal 2000. It requires costs of start-up activities and organization costs to be expensed, as incurred. The Company currently follows this approach and such costs have been minimal in the past.

In June 1997, the Financial Accounting Standards Board issued SFAS 131, "Financial Reporting for Segments of Business Enterprise." SFAS 131 supersedes the "industry segment" concept of SFAS 14 with a "management approach" concept as the basis for identifying reportable segments. SFAS 131 is effective for fiscal years beginning after December 15, 1997. In 1998, the Company adopted SFAS 131. The Company does not believe the adoption of SFAS No. 131 will have a material affect on its consolidated financial statements.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures About Pensions and Other Post-retirement Benefits," which became effective for the fiscal years beginning after December 15, 1997. The statement standardizes the disclosure requirements for pension plans and other post retirement benefits. To the extent practicable, the statement requires additional information on changes in the benefit obligations and fair value of plan assets. The Company adopted the SFAS 132. The adoption of SFAS No. 132 did not have a material impact on the Company's consolidated financial statements, the results of operations, or the notes thereto.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which becomes effective for the Company in fiscal 2000. Historically, the Company has not utilized such instruments or engaged in such activities; therefore, the adoption of SFAS No. 133 will not impact the Company's consolidated financial statements, the results of operations, or the notes thereto.


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


Aaron Medical Industries, Inc.

On January 11, 1995, the Company acquired a 100% ownership interest in Aaron Medical Industries, Inc. a St. Petersburg, Florida based Company engaged in the manufacturing and distributing of medical products.

Aaron's largest current product line is battery-operated cauteries. Cauteries were originally designed for precise hemostatic in ophthalmology. Today they have a variety of uses including sculpting woven grafts in bypass surgery, vasectomies, evacuation of subungual hematoma (smashed fingernail) and for stopping bleeding in

                            BOVIE MEDICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  DESCRIPTION OF BUSINESS (CONTINUED)

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

ECU Technology

On December 15, 1995 the Company's subsidiary, Aaron, purchased design rights for the technology to manufacture a 30 watt electrosurgical coagulation device
(ECU).

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

During 1999, the Company has been developing other electrosurgical products which will be marketed in the future.

Asset Acquisition

In May 1998, the Company acquired certain assets and liabilities associated with the Bovie brand of electrosurgical products from Maxxim Medical, Inc. for 3,000,000 shares of the Company's common stock. Included in this purchase was the "Bovie" Tradename which the Company now uses as its name. The purchased assets consisted of intangibles and inventory of component and repair parts. The assets were recorded at fair market value.

NOTE 3.  TRADE ACCOUNTS RECEIVABLE

As of December 31, 1999 the trade accounts receivable were as follows:

      Trade accounts receivable                              $ 1,267,695
      Less: allowance for doubtful accounts                   (   57,647)
                                                               ---------

      Trade accounts receivable, net                         $ 1,210,048
                                                               =========

                            BOVIE MEDICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  PROPERTY, PLANT AND EQUIPMENT

As of December 31, 1999 property, plant and equipment consisted of the following:

        Equipment                                   $   443,293
        Building                                        637,485
        Furniture & Fixtures                            330,177
        Leasehold Improvements                          271,013
        Molds                                           288,128
                                                      ---------
                                                      1,970,096
        Less: Accumulated depreciation                  535,527
                                                      ---------

        Net property, plant, and equipment          $ 1,434,569
                                                      =========

Depreciation expenses for the years ended December 31, 1999 and 1998 were $185,426 and $326,843, respectively.


NOTE 5. RENTAL AGREEMENTS

On May 6, 1997, an agreement was entered into with the landlord of 734 Walt Whitman Rd., Melville, New York for a new lease beginning May 6, 1997 and extending for three years to May 5, 2000. The annual rental is $14,722 payable at $1,226.83 per month.

The following is a schedule of future minimum rental payments as of December 31, 1999:

                                      Year                       Amount
                                      ----                       ------
                                      2000                    $  4,907



Total consolidated rent expense for the Company was $25,584 in 1999 and $21,342 in 1998.

NOTE 6.  DUE TO SHAREHOLDERS

A former Chief Executive Officer (CEO) and past President made cash loans to the Company during the period October 12, 1990 to December 31, 1993 in the amount of $180,500. In addition to these loans, the past CEO advanced his own cash of $76,100 in the form of loans for product development, travel and other expenses. Interest on these loans were at 9% to 12% and had been accrued from inception. His loan balance at December 31, 1998 was $73,800. In October 1999, this dispute was settled for $150,000 which included consulting fee, the Company had disputed to be paid $50,000 down and $5,000 per month for 20 months. The balance due the former officer on December 31, 1999 was $82,198.

In response to the recission offer made by Bovie Medical Corporation to Aaron's former shareholders, certain shareholders owning 46,800 shares have not contacted the Company. The amount due to these shareholders, including $11,665 of accrued interest, is $30,452.

                            BOVIE MEDICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7.  INTANGIBLE ASSETS

At December 31, 1999, the intangible assets consisted of the following:


      Classification                                   Amount

      ECU Technology                                $  370,601
      Multifunction Cautery                             59,400
      Patent rights                                     87,769
      Goodwill                                         188,000
      Trade name                                     1,877,299
                                                     ---------

                                                     2,583,069

      Less: Accumulated Amortization                   696,394
                                                     ---------

                                                   $ 1,886,675
                                                    ==========


The cost of patents, trademarks, patent rights, technologies and copyrights acquired are being amortized on the straight-line method over their remaining lives, ranging from 2 to 20 years. Amortization expense charged to operations in 1999 and 1998 was $171,021 and $461,245, respectively.


NOTE 8. LONG-TERM DEBT

The long-term debt of the Company includes a mortgage, convertible debentures and notes payable.

         Bonds payable                                $   20,000
         Mortgage payable                                420,024
         Term loan                                         8,055
         7% Note payable                                   7,547
         9% Note payable                                   6,965
         Line of credit- bank                            100,000
                                                         -------

     Convertible Debentures                           $  562,591

As of April 21, 1987, the Company had sold 1,711 convertible debenture units. Each unit consisted of $1,000 subordinated debentures and 50 common stock warrants.

As of December 31, 1999, 1,691 units of debentures have been converted into common shares of Bovie Medical Corporation or have been redeemed. The remaining number of outstanding debentures was 20 units.

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

Mortgage Payable

10% - Mortgage payable was issued to the former landlord for the purchase of the property located at 7100 30th Avenue North, St. Petersburg, Florida was secured on June 26, 1995 for $500,000 payable in monthly installments of $5,673.06, inclusive of interest, until July 1,1998 when a balloon payment of $ 442,733 was due. Because an environmental (See Note 13, Properties) issue has not been remediated, the mortgage is not due.

Notes Payable to a Commercial Bank

There exists a note payable a for a term loan which was originally $150,000. The interest on the term loan is the bank's prime rate plus 1 percent. The loan is repaid in equal monthly payments plus accrued interest based on a three-year amortization schedule. The bank has a security interest in inventory, accounts receivable and equipment of the Company (the collateral).

7% Note Payable - This note was issued in connection with the purchase of a probe scope technology payable at $779.14 per month for 48 months and self-liquidating beginning November 1996 with the last payment due October, 2000.

9% Note Payable - This note was issued to finance insurance premiums. The note is payable at $6,965.00 per month for 1 month.

Line of Credit - Commercial Bank

Advances under the line of credit are limited to the lesser of $600,000 or 60% of net accounts receivable from non-affiliated parties. Availability was $440,302 net of $100,000 already advanced. The annual interest rate on the loan is the bank's prime rate plus one percent. The line expires September 23, 2000. The bank has a security interest in inventory, accounts receivable and equipment of the Company (the collateral). The balance due the bank on the credit line at December 31, 1999 was $100,000.


The following are maturities of long term debt for each of the next 5 years:

                    2000                    $ 562,591
                                              =======

                            BOVIE MEDICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9. OPTIONS

As of December 31, 1999, outstanding options were as follows:


        Number of Options                         Exercise
      Currently Exercisable                         Price

            200,000                                $ 2.000
             50,000                                  1.150
            307,000                                  1.125
             30,000                                  1.120
          1,558,500                                  0.750
          ---------                                  -----

          2,145,500                               $  0.940 (a)
          =========                                  =====

(a) The amount of $0.940 represents the weighted average exercise price of the outstanding options.

In 1996, the Company issued 921,000 10 years non-statutory stock options to employees exercisable at $.75 to $1.15 a share.

In 1997, the Company issued 100,000 shares of common stock in exchange for 200,000 options. Also, 143,000 warrants were issued to the Company's employees as part of the employee benefit plan (Note 16).

In 1998, the Company authorized 1,341,000 options under its 1998 services and compensation plan and issued only 800,000. The Company issued 200,000 options at $2.00 per share for investment banking services that expire two years from the date of issuance. In the fourth quarter of 1999, the Company authorized the issuance of 165,000 options from its 1998 plan, of which 145,000 were to non-executive employees.

The options became exercisable in 1997 and 1998 and will expire at various dates through December 2007. At December 31, 1999, 2,145,500 shares of stock were reserved for that purpose. Options are currently exercisable with a weighted average life of approximately seven years.

The Company has adopted the "disclosure-only" provision of the Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the common stock option plans.

The Company used the Black-Scholes Model to determine the fair value of the options with the following weighted average assumptions, zero dividend yield; expected volatility of 50%; and risk free interest rate of 6% and expected life of ten and two years for the 800,000 and 200,000 options issued in 1998, respectively.

                            BOVIE MEDICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. OPTIONS(Continued)

Had the compensation cost for the Company's two stock option issuances been determined based on the fair value at the grant date for awards in 1996 consistent with the provisions of SFAS No.123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                    1999                  1998
                                                    ----                  ----

Net earnings (Loss) - as reported)             $ (2,183,839)       $ (  998,146)
Net earnings (Loss) - pro forma                  (2,241,174)         (1,417,000)
Loss per share                                      (.130)              (.070)
Loss per share-pro forma                            (.134)              (.100)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions, zero dividend yield; expected volatility of .50%; risk-free interest rate of 6.34%; and expected lives of 3 years.


NOTE 10.  NET OPERATING LOSS CARRYFORWARDS

As of December 31, 1999, the components of deferred tax assets were as follows


        Deferred tax assets:                       1999                  1998
                                                   ----                  ----

        Accounts receivable                  $    57,647         $         --
        Inventories                              289,457               82,550
        Net operating loss carry-forwards      3,356,344            2,827,000
        Patent rights, primarily due to
        amortization                             131,034              109,815
                                               ---------             ---------

        Total gross deferred tax assets        3,834,482            3,019,365

        Less: Valuation allowance              3,659,472            2,844,355
                                               ---------            ---------

        Net deferred tax assets - current    $   175,010         $    175,010
                                               =========            =========

The Company had NOLs of approximately $9,588,839 at December 31, 1999, primarily because of the past operating losses associated with discontinued businesses. These NOLs and corresponding estimated tax assets, computed at 35% tax rate, expire as follows:

                            BOVIE MEDICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.  NET OPERATING LOSS CARRYFORWARDS (CONTINUED)

          Year loss          Expiration         Loss         Estimated
        incurred              Date             Amount        Tax Asset

         1985                 2000            764,000          267,000
         1986                 2001            301,000          105,000
         1987                 2002            730,000          255,000
         1988                 2003            757,000          265,000
         1989                 2004            374,000          131,000
         1990                 2005            382,000          134,000
         1991                 2006            246,000           86,000
         1992                 2007          1,004,000          352,000
         1993                 2008            465,000          163,000
         1994                 2009          1,197,000          419,000
         1995                 2010            637,000          223,000
         1998                 2018            548,000          192,000
         1999                 2019          2,183,839          764,344
                                            ---------        ---------

          Total                           $ 9,588,839      $ 3,356,344
                                            =========        =========

Under the provisions of SFAS 109, NOLs represent temporary differences that enter into the calculation of deferred tax assets. Realization of deferred tax assets associated with the NOL is dependent upon generating sufficient taxable income prior to their expiration.


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

The valuation allowance of $3,019,365 as of January 1, 1999 was increased by $815,117 as a consequence of recognizing additional deferred tax assets, in 1999. The Company believes that it is more likely than not that the benefit of these additional assets may not be realized in the future.

NOTE 11.  RETIREMENT PLANS

The Company and/or its subsidiary provides a tax-qualified profit-sharing retirement plan under section 401k of the Internal Revenue Code the ("Qualified Plans") for the benefit of eligible employees with an accumulation of funds for retirement on a tax-deferred basis and provides for annual discretionary contribution to individual trust funds.

                            BOVIE MEDICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. RETIREMENT PLANS (CONTINUED)

All employees are eligible to participate if they have one year of service in theCompany. The employees may make voluntary contribution to the plan up to 15% of their annual compensation. The Company's contributions to the plan are discretionary but may not exceed 25% of the first 4% of the annual compensation that an employee contributes to the plan. Vesting is graded and depends on the years of service. After six years of service the employees are 100% vested.

The Company has made a contribution during 1999 and 1998 of $46,763 and $23,607 respectively, for the benefit of its employees.

The Company also maintains a group health and dental insurance plan. The employees are eligible to participate in the plan after three months of full-time service in the Company.


NOTE 12. RELATED PARTY TRANSACTIONS


Alfred V. Greco:

A director is the CEO of Alfred V. Greco, PC, the Company's council which received $93,606 in legal fees. See "Security ownership" of certain beneficial owners and management.

George Kromer:

A director also serves as a consultant to the Company with average consulting compensation of approximately $1,300 per month.

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

In February of 1998, the environmental engineering firm Geo-Ambient conducted a second addendum to the CAR, (CAR Addendum II) to complete the additional work requested by the FDEP. Based on the results of CAR Addendum II, Geo-Ambient recommended to the FDEP that a "no further action" status be granted for the site. However, as of the date of filing, the FDEP has not yet issued a Site Completion Rehabilitation Order (SCRO).

                           BOVIE MEDICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. PROPERTIES (CONTINUED)



The Company has received a report and recommendations on the results of the water tests performed. As a result of previous sampling that showed that one on-site monitoring well still had ground water excedes for vinyl chloride and total xylene, the State Department of Environmental Protection has placed the site on a "monitoring-only" plan. The plan includes 4 quarters of sampling, concluding in May, 1999.

DEP disagreed, instead requiring the monitoring plan. At the end of the period, DEP will likely approve a "no further action" unless the well concentrations have not declined. In that case, DEP could ask for further monitoring or some type of ground water treatment. The SCRO is on hold and the Company believes it will not be issued for more than a year pending action on the above issue.

In a letter dated November 22, 1999 written by Ambient Technologies Inc. that states based on the ground water quality monitoring data obtained and existing site conditions, ATI recommends that a "no further action" status be granted for the site. If such is not granted, ATI recommends the ground water monitoring plan be extended for a minimum of two additional quarters to continue to further assess natural attenuation of ground water quality.


NOTE 14.  COMMITMENTS AND CONTINGENCIES

Environmental conditions -Purchase of Building
(See Note 13 - properties)

Leases

The Company leases administrative facilities under an operating lease that expires in 2000. Rental expense was $25,584 in 1999 and $21,342 in 1998. Minimum rental commitments under all non-cancelable leases with an initial term in excess of one year are payable as follows: 2000 and beyond $4,907. There was no commitment for construction or purchase of property, plant, and equipment approximated at December 31, 1999.

Employment Agreements

The Company has employment agreements with five key employees. These agreements are for terms up to 5 years and call for salaries of up to $136,000.

During 1997, officers waived their right to 1996 bonuses and allowed the board of directors to determine future bonuses. These bonuses are valued at $70,600 and were shown as a contribution to paid-in capital.

                            BOVIE MEDICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

Employee Benefit Plans

In 1996, the Company established stock option plans under which officers, key employees and non-employee directors may be granted options to purchase shares of the Company's authorized, but unissued, Common Stock. Under Employee Stock Warrant Plans, the Company has warrants outstanding as of December 31, 1999 for the purchase of 1,945,500 shares of restricted common stock at exercise prices ranging from $.75 to $1.125.

Product Liability

The Company currently has product liability insurance which, it believes to be adequate for its business. The Company's existing policy expires in May 2000.

Bank Line of Credit and Term Loan

The financial covenants of the bank are:

1) Total Liabilities to Tangible Net Worth Ratio. The Company shall, at all times, maintain a ratio of Total Liabilities, including subordinated debt, divided by Tangible Net Worth of not more than
           0.75 to 1.00. For purposes of this computation, "Total Liabilities" shall mean all liabilities, including capitalized leases and all reserves for deferred taxes and other deferred sums appearing on the liabilities side of a balance sheet, in accordance with generally accepted accounting principles applied on a consistent basis. "Tangible Net Worth" shall mean total assets minus total liabilities. For purposes of this computation, the aggregate amount of any intangible assets of the Company including, without limitation, goodwill, franchises, licenses, patents, trademarks, trade names, copyrights, service marks, and brand names, shall be subtracted from total assets, and total liabilities shall include subordinated debt.

2) Capital Expenditures. The Company shall not, during any fiscal year, expend on gross fixed assets (including gross leases to be capitalized under generally accepted accounting principles and leasehold improvements) an amount exceeding Four Hundred Thousand Dollars and No Cents ($400,000) in the aggregate.

3) Dividends. The Company shall not, during any fiscal year, declare or pay dividends in an amount in excess of twenty-five percent (25%) of its net income. Said amount may be paid only after providing for the prior satisfaction of all accrued taxes and debt service. In no event shall the Company declare or pay a dividend if there shall exist a default or a condition which, upon the giving of notice or lapse of time or both, would become a default under the Loan Documents.

4) EBITDA to Interest Ratio. The Company shall, at all times, maintain an EBITDA to Interest Ratio of not less than 3.50 to 1.00. "EBITDA to Interest Ratio" shall mean the sum of earnings before interest, taxes, depreciation and amortization divided by interest expense.

Because of the loss for 1999, the Company is not in technical compliance with the bank's financial covenants relating to item number four above.


NOTE 15.  EARNING PER SHARE

In 1999, the Company sustained a $.13 loss per share. Because of the Company's loss, the convertible debt and warrants had an anti-dillutive effect and were not used to compute any diluted loss per share.


NOTE 16. PURCHASE OF ASSETS FOR SHARES

In 1998, the Company reported the acquisition of a license for the manufacture and sale of a new "Dylyn" technology (a nanocomposite technology for the coating of products) from Advanced Refractory Technologies, Inc., a non-affiliated Buffalo based privately held company ("ART"), for 2,000,000 shares of convertible preferred stock of the Company. After a series of production runs, management made a determination that the use of the Dylyn technology did not result in commercially viable electrodes, the Company's primary choice of products to be coated. As a result the Company reacquired the 2,000,000 shares of convertible preferred stock in exchange for the equipment, licensing and manufacturing rights which were originally acquired by the Company from ART.

In a related development, the Company entered into an agreement in December, 1999, whereby the Company agreed to repurchase 2,000,000 shares from a major shareholder group which had originally acquired its shares in connection with the ART transaction in 1998. Simultaneously with the execution of such agreement, the Company repurchased 1,118,421 shares of common stock at a price of $.38 per share and expects to purchase the balance of the shares over a 21 month period. As of December 31, 1999, the aforesaid transaction with ART and the shareholder group resulted in a reduction of the Company's outstanding shares on a fully diluted basis from 17.16 million shares to 14.04 million shares.

Maxxim Medical, Inc. Asset Acquisition, Supply and License Agreement.

On May 8, 1998, the company entered into and consummated a strategic alliance agreement with Maxxim Medical, Inc., (Maxxim), a Delaware corporation the shares of which are listed on the New York Stock Exchange. The agreement provided for the acquisition, by the Company, of the trade name and the trademark Bovie, a supply, license and distributorship arrangement concerning electrosurgical devices and the acquisition of Maxxim's electrosurgical generator product line in exchange for 3,000,000 shares of common stock of the Company. More specifically, the agreement provides for (a) irrevocable royalty-free sub-license to Maxxim to use the Bovie name; (b) a 2-year exclusive distributorship in Maxxim to resell the Bovie electrosurgical generator product line anywhere in the world, and (c) a non-exclusive right to sell An-con products anywhere in the world. The distributorship arrangement provides for anticipated cooperation between Maxxim and the Company with respect to the research and development of new products and Maxxim's option to become the exclusive distributor thereof. Maxxim also agreed to certain minimum purchase orders for the Bovie generator product line, the Aaron 1200 generators and other An-con products and accessories aggregating $3,000,000 during the initial 5-year term of the agreement, subject to quality control and the Company's ability to meet commercially reasonable purchase orders of Maxxim. Kenneth Davidson, the chairman of the Board of Maxxim, has been elected a member of the Board of Directors of the Company.

As consideration for the foregoing, the Company agreed to exchange 3,000,000 shares of common stock for the Bovie Electrosurgical Generator line, the Bovie trademark and trade name, and entered into agreements for the aforementioned supply, license, and distributorship arrangement involving Maxxim's commitments to purchase the Company's current and future products. Due to the Company's lack of sufficient authorized shares, in lieu of common stock, the Company had issued a secured convertible promissory note to Maxxim in the principal amount of $3,000,000, which was retired when the shareholders authorized the required shares and the Company delivered them to Maxxim.

                            BOVIE MEDICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 17. INDUSTRY SEGMENT REPORTING


Disclosures about Reportable Segments - Types of products and services.

Bovie has two reportable segments: medical and non-medical products. The medical products segment produces battery operated cauteries, electrosurgical products, and a variety of specialty lighting instruments for surgical use. The non surgical segment produces and sells lighting instruments for commercial use.

Measurement of Segment profit or loss and segment assets

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Bovie evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses and foreign exchange gains and losses. There were no intersegment sales and transfers in 1999 and 1998.

Factors Management used to Identify the Enterprise's Reportable Segments

Bovie's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

The Company's principal markets are the United States, Europe, and Latin America, with the U.S. and Europe being the largest markets based on revenues. The Company's major products include cauteries, electrosurgical, Bend-A-lights, nerve locators, reusable penlights and electrodes. Cauteries, disposable and replaceable, account for 42% and 41% of Company's sales for 1999 and 1998, respectively.

One significant customer accounted for 8% and 7% of revenues in 1999 and 1998, respectively. In 1999, that customer accounted for $.77 million of non-medical sales, which is 75% of that segments sales. The Company's ten largest customers accounted for approximately 59% of net revenues for 1999. At December 31, 1999, the same ten customers accounted for approximately 55% of outstanding accounts receivable.


Summary information by geographic area and significant industry segment for years ended December 31,1999 and 1998 were as follows:


                                                                                          Additional Information
                                Operating            Gain           Identifiable    Interest    Interest
                                  Sales             (Loss)              Assets       Income     Expense     Depreciation
1999 - (in thousands)
Geographic Area
Domestic                        $ 7,765             $  426            $  3,604        --        --           --
International                     1,832                199                  91        --        --           --
                                  -----                ---               -----
                                $ 9,597             $  625 (1)        $  3,695        --        --           --
                                =======             ====== ==         ========

Segment
Medical Products                $ 8,566             $  790            $  3,299      $ 20      $ 54        $ 165
Non-medical Products              1,031               (165)                396         2         7           20
                                  -----                ---               -----        --        --          ---
                                $ 9,597             $  625 (1)        $  3,695        22        61          185
                                  =====                ===               =====        ==        ==          ===


1998 - (in thousands)
Geographic Area
Domestic                        $ 6,921            $ ( 259)            $ 7,018        --        --           --
International                     1,520              (  81)                145        --        --           --
                                  -----               ----               -----
                                $ 8,441              ( 340)            $ 7,163        --        --           --
                                =======              =====             =======

Segment
Medical Products                $ 7,599            $ ( 302)            $ 6,447         4        94          293
Non-medical products                842              (  38)                716         -        10           33
                                  -----               ----               -----        --       ---          ---
                                $ 8,441            $ ( 340)            $ 7,163       $ 4     $ 104        $ 326
                                  =====               ====               =====        ==       ===          ===


                            BOVIE MEDICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. INDUSTRY SEGMENT REPORTING


                                             1999           1998
                                             ----           ----

Assets and liabilities outside the U.S.A.
 Total assets                              $  91            $   102
Total liabilities                            -0-                -0-
Net property, plant
 and equipment                               -0-                -0-


(1) Does not include Non-recurring loss and other income or expense.


The Company had no assets (other than certain trade receivables) or liabilities outside the United States, in the two years ended December 31, 1999.

During 1999, a portion of the Company's consolidated net sales and consolidated loss from operations was derived from foreign operations. Foreign operations are subject to certain risks inherent in conducting business abroad, including price and exchange controls, limitations on foreign participation in local enterprises, possible nationalization or expropriation, potential default on the payment of government obligations with attendant impact on private enterprise, political instability and health care regulations and other restrictive governmental actions. Changes in the relative value of currencies take place from time to time and could adversely affect the Company's results of operations and financial condition. The future effects of these fluctuations on the operations of the Company and its subsidiaries are not predictable.

                     CONSENT OF CERTIFIED PUBLIC ACCOUNTANT


We consent to the incorporation by reference in this Annual Report on Form 10-KSB of Bovie Medical Corporation of our report dated March 31, 2000, included in the Annual Report to Stockholders of Bovie Medical Corporation.





Bloom and Company



Hempstead, New York
March 31, 2000

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
and Shareholders of
Bovie Medical Corporation

We have audited the accompanying consolidated balance sheet of Bovie Medical Corporation as of December 31, 1999 and the related consolidated statements of operations, and stockholders' equity, and cash flows for the years ended December 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used, and significant estimates made, by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Bovie Medical Corporation as of December 31, 1999 and the results of its operations, and cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.


BLOOM AND COMPANY



Hempstead, New York
March 31, 2000