Form 10QSB
period 2000-03-31
BOVIE MEDICAL CORP
filed 2000-05-12
CIK 719135

U.S. Securities and Exchange Commission

                              Washington D.C. 20549

                                   Form 10-QSB

                                   (Mark One)

                  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

                        For the transition period from to
                                        -
                         Commission file number 0-12183
                                 --------------

                            BOVIE MEDICAL CORPORATION

        (Exact name of small business issuer as specified in its charter)

                               Delaware 11-2644611
                             -- -------------------
                   (State or other jurisdiction (IRS Employer
              of incorporation or organization) Identification No.)

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

                                Yes [ X ] No [ ]



                      APPLICABLE ONLY TO CORPORATE ISSUERS

 Indicate the number of shares outstanding of each of the issuer's class of common
              stock, as of the latest practicable date: 13,970,334.

                           BOVIE MEDICAL CORPORATION.
                                   FORM 10-QSB

                                QUARTERLY REPORT

                                 MARCH 31, 2000

                            BOVIE MEDICAL CORPORATION

                              INDEX TO FORM 10-QSB

Contents

Part I.   Financial Information

        Item 1:       Consolidated Financial Statements:

             Consolidated Balance Sheet - March 31, 2000
             Consolidated Statements of Operations for the
               three Months Ended March 31,  2000 and 1999

             Consolidated Statements of Cash Flows for the

               three Months Ended March 31, 2000 and 1999

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

 Item 4:  Submission of Matters to Vote of Security Holders

 Item 5:  Exhibits and Reports on Form 8-K

PART I. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS


                            BOVIE MEDICAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2000
                                   (UNAUDITED)

                                     Assets

         Current assets:


         Cash                                                  $     595,280
         Trade accounts receivable                                 1,041,808
         Inventories                                               1,809,823
         Prepaid expenses                                             75,571
         Deferred tax asset                                          175,010
         Other receivables                                           119,941
                                                                   ---------

         Total current assets                                      3,817,433

         Property and equipment, net                               1,448,400

         Other assets:

         Repair parts                                                319,768
         Trade name                                                1,673,925
         Patent rights, net                                          208,210
         Deposits                                                      4,765
                                                                  ----------
                                                                   2,206,668
                                                                  -----------

                                                                $  7,472,501
                                                                  ===========

The accompanying notes are an integral part of the financial statements.

                            BOVIE MEDICAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2000
                                   (UNAUDITED)
                                   (CONTINUED)

                      Liabilities and Stockholders' Equity

         Current liabilities:

         Accounts payable                                      $    470,292
         Accrued expense                                            283,326
         Notes payable - current portion                            590,426
         Due to shareholders                                         97,522
                                                                 ----------

         Total current liabilities                                1,441,566


         Stockholders' equity:

         Preferred Stock, par value $.001
          10,000,000 shares authorized
          0 issued and outstanding
          on March 31, 2000                                               --

         Common stock par value $.001; 40,000,000
          shares authorized, issued and outstanding
         13,970,334 shares on March 31, 2000                          14,040
         Additional paid in capital                               20,182,282
         Accumulated deficit                                     (14,165,387)
                                                                  ----------

         Total stockholders' equity                                6,030,935
                                                                  ----------


         Total liabilities and stockholders' equity              $ 7,472,501
                                                                 ===========



The accompanying notes are an integral part of the financial statements.

                           BOVIE MEDICAL CORPORATION.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                               2000                   1999


        Sales                             $ 2,174,324             $ 2,247,064
        Cost of sales                       1,131,321               1,340,541
                                            ---------               ---------

        Gross profit                        1,043,003                 906,523

        Costs and expenses:
        Research and development              109,268                  50,458
        Professional services                 107,741                  81,582
        Salaries and related costs            395,241                 348,995
        Selling, general and administrative   373,769                 407,026
                                            ---------                --------

                                              986,019                 888,061
                                            ---------                 -------

        Gain (Loss) from operations            56,984                  18,462

        Other income (expense):
        Interest, net                     (     4,713)             (   12,947)
        Miscellaneous                           4,565                   3,530
                                           -----------              ----------

                                         (        148)            (     9,045)
                                           -----------              ----------

        Income                                  56,836                   9,045

       Provision for income tax                 19,892                   3,166
        Realized benefit of loss
         carryforward                       (   19,892)            (     3,166)
                                              ---------              ----------

        Net income                       $      56,836             $     9,045
                                             ==========             ===========

        Earnings per share

        Net income:
              Basic                              .01                     N/S
              Diluted                            .01                     N/S

Weighted average number of shares
 outstanding                                  14,007,834            14,709,695
Weighted average number of shares
 adjusted for dilutive securities             14,007,834            16,709,695

N/S = Not significant

The accompanying notes are an integral part of the financial statements.

                   BOVIE MEDICAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                                2000                      1999
                                                                                ----                      ----


        Cash flows from operating activities
        Net income                                                        $    56,836                   $  9,045
        Adjustments to reconcile net income
        to net cash provided by (used in) operating activities:
        Depreciation and amortization                                          66,002                    178,397
        Interest charged on subscription receivable                         (   2,668)                        --

        Changes in current assets and liabilities:

        Receivables                                                           168,240                  ( 129,816)
        Inventories and repair parts                                         (129,501)                    20,477
        Prepaid expenses                                                       10,874                     24,619
        Accounts payable                                                       68,038                     57,888
        Accrued expense                                                        19,180                      4,819
        Other assets                                                           11,202                      3,137
                                                                            ---------                -----------


        Net cash provided by operating activities                             268,203                    168,566

        Cash flows from investing activities

        Increase in fixed assets                                           (   39,043)                 (  41,970)
        Increase in patents                                                (   36,250)                 (  10,000)
                                                                             --------                   --------

        Net cash used in investing activities                              (   75,293)                 (  51,970)
                                                                            ---------                   --------

        Cash flows from financing activities

        Borrowing   - line of credit                                           50,000                    100,000
        Repayment - line of credit                                                 --                   (100,000)
        Decrease in obligations to shareholders                             (   3,457)                        --
        Increase in notes payable                                           (  22,165)                 (  25,042)
        Common shares issued                                                   18,750                         --
        Common shares purchased                                             (  55,832)                        --
                                                                             --------               ------------

        Net cash used in financing activities                               (  12,704)                 (  25,042)
                                                                             --------                   --------

        Net increase (decrease) in cash and cash equivalents                  180,206                     91,554

        Cash and cash equivalents, beginning of period                        415,074                    278,673
                                                                            ---------                   --------

        Cash and cash equivalents, end of period                           $  595,280                 $  370,227
                                                                            =========                   ========

The accompanying notes are an integral part of the financial statements.

                   BOVIE MEDICAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

Cash paid during the three months ended March 31:

                                       2000                1999
                                       ----                ----

Interest paid                          $ 15,054           $ 11,354
Income Taxes                             - 0 -              - 0 -


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

There were no non-cash investing and financing activities in the first quarter of the year 1999 or 2000.

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

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Values of financial instruments

Cash and cash equivalents. Holdings of highly liquid investments with maturity of three months or less, when purchased, are considered to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair values.

Accounts receivable and accounts payable. The carrying amount of accounts receivable and accounts payable on the balance sheet approximates fair value.

Short term and long term debt. The carrying amount of the bonds and notes payable and amounts due to shareholders approximates fair value.
Inventories

Inventories are stated at the lower of cost or market. Cost is determined principally on the average cost method. Inventories at March 31, 2000 were as follows:

                Raw materials                             $    1,085,166
                Work in process                                  387,796
                Finished goods                                   336,861
                                                              ----------

                Total                                     $    1,809,823
                                                               =========


                            BOVIE MEDICAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets

Long-lived and assets consist of property, plant and equipment, and intangible assets.

Property, plant and equipment are recorded at cost less depreciation and amortization. Depreciation and amortization are accounted for on the straight-line method based on estimated useful lives. The amortization of leasehold improvements is based on the shorter of the lease term or the life of the improvement. Betterment and large renewals, which extend the life of the asset, are capitalized whereas maintenance and repairs and small renewals are expenses, as incurred. The estimated useful lives are: machinery and equipment, 7-15 years; buildings, 30 years; and leasehold improvements; 10-20 years.

Intangible assets consist of patent rights and goodwill. Goodwill represents the excess of the cost of assets of the acquired companies over the values assigned to net tangible assets. These intangibles are being amortized by the straight-line method over a 5 to 20 year period.

Effective January 1, 1996, the Company the adopted Statement of Financial Accounting Standards (SFAS) No.121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. In accordance with SFAS No.121, the Company reviews long-lived assets for impairment whenever events or changes in business circumstances occur that indicate that the carrying amount of the assets may not be recovered.

The Company assesses the recoverability of long-lived assets held, and to be used, based on undiscounted cash flows and measures the impairment, if any, using discounted cash flows. Adoption of SFAS No.121 did not have a material impact on the Company's consolidated financial position, operating results or cash flows.

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

                            BOVIE MEDICAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Common and Common Equivalent Share

In February 1997, the Financial Accounting Standards Board issued SFAS 128. "Earnings Per Share." SFAS 128 establishes new standards for computing and presenting earnings per share ("EPS"). Specifically, SFAS 128 replaces the previously required presentation of primary EPS with a presentation of basic
EPS, requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the financial statements issued for periods ending after December 15, 1997. In 1997, the Company adopted SFAS 128.

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

In April 1998, the FASB issued SOP 98-5, "Reporting on the Costs of Start-up Activities," which will become effective for the Company in fiscal 2000. It requires costs of start-up activities and organization costs to be expressed, as incurred. The Company currently follows this approach and such costs have been minimal in the past.

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

Results of Operations

The results of operations over the three months ended March 31, 2000 show decreased sales and increased profitability, as compared to the first three months of 1999. The Company's sales revenues decreased by 4%, from $2,247,064 to $2,174,313. Gross profit percentage of 48% was up from 39% for the same period in 1999. Gross profit increased from $906,523 to $1,043,003. Increased gross profit was mainly attributable to increased sales of cauteries and a decrease in cost of materials on Bovie generators (product line purchased). For the first quarter of 2000 and 1999, cauteries accounted for 46% and 38% of sales, respectively.

Operating salaries and related expenses increased by 13%, from $348,995 to $395,241, in the three months ended March 31, 2000 as compared to the same period in 1999. A significant area of increase was in quality control personnel.

                            BOVIE MEDICAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Continued)

Research and development costs increased by 116% from $50,458 to $109,268 from the quarter ended March 31, 1999 to the quarter ending March 31, 2000. The increase was mainly attributable to engineering costs on the new generator models being developed.

Expenses for professional services increased by 32% to $107,741 in the three months ended March 31, 2000, as compared to $81,582 in the same period of the previous year. The main reason for this increase was professional fees associated with public relations.

Selling, General and Administrative expenses decreased by $33,257(8%). These expenses were $407,026 in the three month period ended March 31, 1999 as compared to $373,769 for the three months ended March 31, 2000. The decrease was mainly attributable to the decrease in amortization attributed to the cost of the ART manufacturing license, which was sold.

Interest expense increased from $12,947 in the three months ended March 31, 1999 to $15,084 in 2000. The $2,137 (14%) increase in interest expense was mainly attributable to the increase in interest in the Company's line of credit. The term loan to the Company's commercial bank was paid off in the first quarter of 2000.

The operating gain was $56,984 in the first quarter of 2000 as compared to an operating gain of $18,462 in the same period in 1999.

The Company had a net gain of $56,836 for the three months ended March 31, 2000 as compared to net gain of $9,045 in 1998 for the same period. The main reason for the increase of $38,522 in the operating income and $47,791 in net income is: $136,480 increase in gross profit, attributable to cautery and electrosurigical product sales.

The Company sells its products mostly through distributors and independent representatives to service the distributors, both in the international market and in the USA. Distributors are contacted through response to company advertising in international medical journals or at domestic or international trade shows. The main focus for export sales has been Western Europe.

The Company has distributors in all major markets in Europe. The Company intends to continue marketing its products internationally while concentrating on major markets for increased market exposure and introduction of new products.

During the first three months of 2000, international sales of the Aaron Medical product line increased 8%. These sales were $ 441,431, which represented 19% of total sales, while in 1999 total international sales were $410,287 and 19% of total sales. The Company expects sales to continue to increase since it received its ISO 9000 certification in the 3rd quarter of 1998.

                            BOVIE MEDICAL CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Financial Condition

As of March 31, 2000, the amount of cash was $595,280 as compared to $370,227 at March 31, 1999. Cash provided by operating activities was $284,502 in the first quarter of 2000 as compared to $168,566 provided by operations in 1999. Net working capital of the Company on March 31, 2000 was $2,375,867 as compared to $1,812,443 in 1999.

Investing activities utilized $75,293 in cash during the first three months of 2000, compared to $51,970 in the first three months of 1999. In 2000, the Company continued its policy of investing in property, plant and equipment needed for future business requirements, including manufacturing capacity.

The Company's ten largest customers accounted for approximately 56% of net revenues for the first three months of 2000. At March 31, 2000, the same ten customers accounted for approximately 59% of outstanding accounts receivable.

Cash flows from financing activity provided $12,704 and used $25,042, in the first three months of 2000 and 1999, respectively. The most significant financing activities in the three months ended March 31, 2000 were the purchase of Company shares from a former major shareholder ($55,832) and borrowing $50,000 on the Company credit line.

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

Outlook

The Company continues to believe that the world market for disposal medical products, such as the Company's battery-operated cauteries, has significant growth potential because these types of products have not been affordable or effectively marketed outside the U.S. Because of these factors, the Company has designed certain disposable products to be reusable. The Company presently has a significant portion of the U.S. cautery market and does not expect a dramatic growth in sales of cautery-related products domestically unless an OEM arrangement can be obtained with a co-leader in this market.

The Company has focused on expanding its line of electrosurgical products both domestically and abroad. Electrosurgical products sold by the Company include standard stainless steel electrodes, and the Aaron 800 and 1200 high frequency desiccators. The Aaron 1200 was introduced in 1998 as well as the Bovie product line of generators and accessories.

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

                            BOVIE MEDICAL CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Future Plans

Since the acquisition of Aaron Medical Industries, Inc., the Company has partially changed its direction from acquiring ownership interest in companies to acquiring new product technology and expanding manufacturing capabilities through Aaron. The Aaron 800 and Aaron 1200 are examples of this new direction. Other electrosurgical products and technologies are being developed by the Company through the use of its own engineering staff and out sourcing engineering development.

In order to maintain and strive for international sales growth and its ability to sell in Europe, management has implemented an ISO 9000/EN46001 quality system and is certified and has received its CE mark (International Quality Control) in 1998. The Company had obtained a one-year line of credit with a local commercial bank for $600,000 and a three-year $150,000 loan for capital improvements. Interest on these loans is to be paid at 1% over prime. Balances on these loans were $ 150,000 and $-0- as of May 5, 2000, respectively.

Bovie Medical Corporation believes that it has the product mix, facilities, personnel, and competitive and financial resources for continued business success, but future revenues, costs, margins, product mix and profits are all subject to the influence of a number of factors, as discussed above.

Forward-looking Statements

This Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions, beliefs or strategies regarding the future. Such forward-looking statements include, but are not limited to, the Company's anticipated expense levels for research and development, and selling general and administrative, anticipated capital expenditures, and expectations regarding inventory balances, liquidity and adequacy of cash resources under the sub-headings inventory balances, liquidity and adequacy of cash resources under the sub-headings "Results of Operations" and "Liquidity and Capital Resources". Actual results could differ materially form those projected in any forward-looking statements for the reasons detailed below and in other sections of this Report on Form 10-QSB.

All forward-looking statements included in this Form 10-QSB are based on information available to the Company on the date of this Report. The Company assumes no obligation to update the forward-looking statements. Investors should also consult the risk factors listed from time to time in the Company's Reports on Form 10-K and Annual Report to Stockholders.

                            BOVIE MEDICAL CORPORATION

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company has instituted an action for breach of contract against Advanced Refractory Technology, Inc. (ART) - (A former major shareholder) to recover a deposit of $125,000 .

Also see Form 10-KSB for the year ended December 31, 1999. Part I, Item 3.

ITEM 2.  CHANGES IN SECURITIES

There have been no changes in the instruments defining the rights or rights evidenced by any class of registered securities.

There have been no dividends declared.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

In February of 1997, the 10-year notes came due and the Company offered each bond holder 2,200 shares of common stock for their $1,000 bond and accrued interest of $550. Nineteen bondholders accepted the offer and forty-three bondholders received cash for their bonds and accrued interest. The balance of the bondholders have not redeemed their bonds or accepted the shares offered.

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

        Bovie Medical Corporation.
        (Registrant)


Date:  _________________


-------------------------
Chief Executive Officer - Andrew Makrides,