Form 10QSB
period 2000-06-30
BOVIE MEDICAL CORP
filed 2000-08-14
CIK 719135

U.S. Securities and Exchange Commission

                              Washington D.C. 20549

                                   Form 10-QSB

                                   (Mark One)

                  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                                 (631) 421-5452

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

                                Yes [ X ] No [ ]



                      APPLICABLE ONLY TO CORPORATE ISSUERS

 Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date: 13,770,334.

                           BOVIE MEDICAL CORPORATION.
                                   FORM 10-QSB

                                QUARTERLY REPORT

                                  JUNE 30, 2000

                            BOVIE MEDICAL CORPORATION

                              INDEX TO FORM 10-QSB

Contents

Part I.   Financial Information

Item 1: Consolidated Financial Statements:

Consolidated Balance Sheet - June 30, 2000

Consolidated Statements of Operations for the six Months Ended June 30, 2000 and 1999

Consolidated Statements of Cash Flows for the six Months Ended June 30, 2000 and 1999

Consolidated Statements of Operations for the three Months Ended June 30, 2000 and 1999

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

PART I. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

                            BOVIE MEDICAL CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 2000
                                   (UNAUDITED)

                                     Assets

         Current assets:

         Cash                                                  $    579,677
         Trade accounts receivable                                1,223,522
         Inventories                                              1,876,914
         Prepaid expenses                                           127,874
         Deferred tax asset                                         175,010
         Other receivables                                          116,004
                                                                 ----------
         Total current assets                                     4,099,001
                                                                 ----------

         Property and equipment, net                              1,496,856

         Other assets:

         Repair parts                                               317,698
         Trade name                                               1,650,459
         Patent rights, net                                         237,606
         Deposits                                                    26,471
                                                                -----------
                                                                  2,232,234
                                                                -----------
                                                               $  7,828,091

                                                                ===========
The accompanying notes are an integral part of the financial statements.

                            BOVIE MEDICAL CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 2000

                                   (UNAUDITED)

                                   (CONTINUED)

                      Liabilities and Stockholders' Equity

         Current liabilities:

         Accounts payable                                      $     502,742
         Accrued expense                                             292,436
         Notes payable - current portion                             689,282
         Due to shareholders                                          72,569
                                                                  ----------

         Total current liabilities                                 1,557,029
                                                                  ----------

         Stockholders' equity:

         Preferred Stock, par value $.001
          10,000,000 shares authorized
          0 issued and outstanding
          on June 30, 2000                                                --

         Common stock par value $.001; 40,000,000
          shares authorized, issued and outstanding
         13,870,334 shares on June 30, 2000                           13,940
         Additional paid in capital                               20,053,366
         Accumulated deficit                                     (13,796,244)
                                                                 -----------

         Total stockholders' equity                                6,271,062
                                                                 -----------

         Total liabilities and stockholders' equity            $   7,828,091
                                                                 ===========

The accompanying notes are an integral part of the financial statements.

                           BOVIE MEDICAL CORPORATION.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                2000               1999

        Sales                                            $ 4,604,965           $ 4,648,944
        Cost of sales                                      2,489,825             2,683,297
                                                         -----------            ----------
        Gross profit                                       2,115,140             1,965,647
                                                         -----------            ----------

        Costs and expenses:
        Research and development                             198,834               118,443
        Professional services                                220,341               190,878
        Salaries and related costs                           760,385               662,906
        Selling, general and administrative                  619,711               862,407
                                                         -----------            ----------

                                                           1,799,271             1,834,634
                                                         -----------            ----------

        Gain (Loss) from operations                          315,869               131,013

        Other income (expense):
        Interest income                                       18,400                 6,091
        Interest expense                                 (    33,996)          (    35,176)
        Miscellaneous                                         15,707                 3,530
                                                          ----------            ----------

                                                                 111            (   25,555)
                                                          -----------           ----------

        Income (loss)                                        315,980               105,458

        Provision for income tax                          (  113,752)           (   36,910)
        Realized benefit of loss carryforward                113,752                36,910
                                                         -----------            ----------

        Net income (loss)                               $    315,980          $    105,458
                                                         ===========            ==========

        Earnings per share

        Net income:
              Basic                                         $ .02                   $ .01
                                                              ===                     ===
              Diluted                                       $ .02                   $ .01
                                                              ===                     ===

        Weighted average number of shares outstanding     13,957,834            14,738,755
                                                          ==========            ==========
        Weighted average number of shares adjusted for
          dilutive securities                             13,957,834            16,738,755
                                                          ==========            ==========

N/S = Not significant

The accompanying notes are an integral part of the financial statements.

                           BOVIE MEDICAL CORPORATION.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                  2000              1999
        Sales                                                 $ 2,430,641       $ 2,401,880
        Cost of sales                                           1,358,504         1,342,756
                                                                ---------        ----------
        Gross profit                                            1,072,137         1,059,124
                                                                ---------        ----------

        Costs and expenses:
        Research and development                                   89,566            67,985
        Professional services                                     112,600           109,296
        Salaries and related costs                                365,144           313,911
        Selling, general and administrative                       245,942           455,381
                                                                ---------         ---------
                                                                  813,252           946,573
                                                                ---------         ---------

        Gain (Loss) from operations                               258,885           112,551

        Other income (expense):
        Interest income                                             5,867             6,091
        Interest expense                                        (  16,750)        (  22,229)
        Miscellaneous                                              11,142                --
                                                                 --------          --------
                                                                      259         (  16,138)
                                                                 --------          --------

        Income (loss) before extraordinary items                  259,144            96,413
        Provision for income tax                                (  93,860)        (  33,744)
        Realized benefit of loss carryforward                      93,860            33,744
                                                                ---------        ----------
        Net income                                          $     259,144       $    96,413
                                                                =========        ==========
        Earnings per share
        Net income:
              Basic                                                $ .02            $ .01
              Diluted                                              $ .02            $ .01

        Weighted average number of shares outstanding          13,920,334        14,738,755
                                                               ==========        ==========
        Weighted average number of shares adjusted for
        dilutive securities                                    13,920,334        16,738,755
                                                               ==========        ==========

The accompanying notes are an integral part of the financial statements.

                   BOVIE MEDICAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                2000           1999
                                                                ----           ----
        Cash flows from operating activities
        Net income                                       $    315,980      $  105,458
        Adjustments to reconcile net income
         to net cash provided by (used in)
         operating activities:
        Depreciation and amortization                         163,868         356,670
        Common stock issued for interest                           --           7,846

        Changes in current assets and liabilities:

        Decrease (Increase) in receivables                 (   13,474)      (  56,466)
        Decrease (Increase) in inventories                 (  194,522)         15,490
        Increase in prepaid expenses                       (   41,429)      (  25,964)
        Increase (Decrease) in accounts payable               100,487       (   6,857)
        Increase (Decrease) in accrued expense                 28,290       (  46,601)
        Decrease in other assets                               15,139           5,875
                                                            ---------       ---------

        Total adjustments                                      58,359         249,993
                                                            ---------       ---------
        Net cash provided by (used in) operating
         activities                                           374,339         355,451
                                                            ---------       ---------
        Cash flows from investing activities

        Increase in fixed assets                           (  144,574)      (  63,279)
        Decrease (Increase) in patents                     (   82,971)      (  15,300)
        Increase in deposits                               (   21,706)             --
                                                            ---------        --------

        Net cash used in investing activities              (  249,251)      (  78,579)
                                                            ---------        --------

        Cash flows from financing activities

        Decrease in notes payable                          ( 196,874)              --
        Increase in notes payable                            323,565        (  36,776)
        Common shares purchased for cash                   (  76,000)              --
        Exercise of stock options                             18,650               --
        Decrease in loans from shareholders                (  28,410)              --
        Decrease in subscription receivable                (   1,416)              --

                                                          ----------        ---------
        Net cash provided by financing activities             39,515        (  36,776)
                                                          ----------        ----------
        Net increase (decrease) in cash and cash
         equivalents                                         164,603          240,096
        Cash and cash equivalents, beginning of
         period                                              415,074          278,673
                                                           ---------         --------

        Cash and cash equivalents, end of period          $  579,677       $  518,769
                                                           =========         ========

The accompanying notes are an integral part of the financial statements.

                   BOVIE MEDICAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Cash paid during the six months ended June 30:

                                                        2000                1999
                                                        ----                ----

        Interest paid                                  $ 29,622           $ 28,488
        Income Taxes                                      - 0 -              - 0 -


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

There were no non-cash activities for the first six month of the year 2000.

FOR THE SIX MONTHS ENDED JUNE 30, 1999.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined principally on the average cost method. Inventories at June 30, 2000 were as follows:

        Raw materials                             $ 1,171,511
        Work in process                               469,254
        Finished goods                                236,149
                                                   ----------

          Total                                   $ 1,876,914
                                                    =========


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

Effective January 1, 1996, the Company adopted the Statement of Financial Accounting Standards (SFAS) No.121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. In accordance with SFAS No.121, the Company reviews long-lived assets for impairment whenever events or changes in business circumstances occur that indicate that the carrying amount of the assets may not be recovered.

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

Results of Operations

The results of operations over the six months ended June 30, 2000 show decreased sales of 43,979 and increased profitability, as compared to the first six months of 1999. The Company's sales revenues decreased by 1%, from $4,648,944 to $4,604,964. Gross profit percentage of 44% was up from 40% for the same period in 1999. Gross profit increased from $1,965,647 to $2,115,140. Increased gross profit was mainly attributable to increased sales of cauteries and a decrease in cost of materials on Bovie generators (product line purchased). For the first six months of 2000 and 1999, cauteries accounted for 44% and 41% of sales, respectively.

Operating salaries and related expenses increased by 15%, from $662,906 to $760,385, in the six months ended June 30, 2000 as compared to the same period in 1999. A significant area of increase was in quality control personnel.

                            BOVIE MEDICAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Continued)

Research and development costs increased by 68% from $118,443 to $198,834 from the six months ended June 30, 1999 to the six months ending June 30, 2000. The increase was mainly attributable to engineering costs on the new generator models being developed.

Expenses for professional services increased by 15% to $220,341 in the six months ended June 30, 2000, as compared to $190,878 in the same period of the previous year. The main reason for this increase was professional fees associated with public relations.

Selling, General and Administrative expenses decreased by $242,696 or 39%. These expenses were $862,407 in the six month period ended June 30, 1999 as compared to $619,711 for the six months ended June 30, 2000. The decrease was mainly due to a decrease in amortization expense of $192,802 attributed to the cost of the ART manufacturing license, which was sold effective December 30, 1999.

Interest expense decreased from $35,176 in the six months ended June 30, 1999 to $33,996 in 2000. The $1,180 (3%) decrease in interest expense was mainly attributable to the decrease in interest in the Company's line of credit. The term loan to the Company's commercial bank was paid off in the first quarter of 2000.

The operating gain was $315,869 in the first six months of 2000 as compared to an operating gain of $131,013 in the same period in 1999, an increase of $184,856 or 141%.

The Company had a net gain of $315,980 for the six months ended June 30, 2000 as compared to net gain of $105,458 in 1999 for the same period. The main reason for the increase of $184,856 in the operating income and $210,522 in net income is: $149,493 increase in gross profit, attributable to cautery and electrosurgical product sales and a decrease of $192,802 in amortization expense related to the sale of the ART license.

The Company sells its products mostly through distributors and independent representatives to service the distributors, both in the international market and in the USA. Distributors are contacted through response to company advertising in international medical journals or at domestic or international trade shows. The main focus for export sales has been Western Europe.

The Company has distributors in all major markets in Europe. The Company intends to continue marketing its products internationally while concentrating on major markets for increased market exposure and the introduction of new products. The Company is in the process of setting up a sales office in Western Europe to promote the sale of electrosurgical devices.

During the first six months of 2000, international sales of the Aaron Medical product line increased. These sales were $ 928,452, which represented 19% of total sales, while in 1999 total international sales were $768,235 and 16% of total sales. The Company expects sales to continue to increase since it received its ISO 9000 certification in the 3rd quarter of 1998.

                            BOVIE MEDICAL CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Financial Condition

As of June 30, 2000, the amount of cash was $579,677 as compared to $518,769 at June 30, 1999. Cash provided by operating activities was $374,339 in the first six months of 2000 as compared to $355,451 provided by operations in 1999. Net working capital of the Company on June 30, 2000 was $2,541,972 as compared to $2,123,876 in 1999.

Investing activities utilized $249,251 in cash during the first six months of 2000, compared to $78,579 in the first six months of 1999. In 2000, the Company continued its policy of investing in property, plant and equipment needed for future business requirements, including manufacturing capacity.

The Company's ten largest customers accounted for approximately 58% of net sales for the first six months of 2000. At June 30, 2000, the same ten customers accounted for approximately 67% of outstanding accounts receivable.

Cash flows from financing activity provided $342,215 and used $301,284 in the first six months of 2000. In 1999 cash flows form financing activities used $36,776. The most significant financing activities in the six months ended June 30, 2000 were the purchase of Company shares from a former major shareholder ($76,000) and net borrowing of $100,000 on the Company credit line.

The Company believes that it has the financial resources needed to meet business requirements in the foreseeable future, including capital expenditures for the expansion of its manufacturing site, working capital requirements, and product development programs.

 Outlook

The Company continues to believe that the world market for disposal medical and electrosurgical products, such as the Company's battery-operated cauteries and electrosurgical generators, has significant growth potential because these types of products have not been affordable in the case of cauteries or effectively marketed outside the U.S. Because of these factors, the Company has designed certain disposable products to be reusable. The Company presently has a significant portion of the U.S. cautery market and does not expect a dramatic growth in sales of cautery-related products domestically unless an OEM arrangement can be obtained with a co-leader in this market.

The Company has focused on expanding its line of electrosurgical products both domestically and abroad. Electrosurgical products sold by the Company include standard stainless steel electrodes, and the Aaron 800 and 1200 high frequency desiccators. The Aaron 1200 was introduced in 1998 as well as the Bovie product line of generators and accessories.

Aaron, through its private label capacity, sees unique opportunities in the domestic market as most of its competitors do not private label. The electrosurgical product line is a larger market than the Company has normally sold into and is dominated by two main competitors, VallyeLab and Conmed. Electrosurgical product sales moved from fifth to second place in total Company sales by product line in 1997 and has remained in that position. The Company believes that in the next two years electrosurgical products will be the dominant product line of the Company in relationship to sales.

                            BOVIE MEDICAL CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Future Plans

Since the acquisition of Aaron Medical Industries, Inc., the Company has partially changed its direction from acquiring ownership interest in companies to acquiring new product technology and expanding manufacturing capabilities through Aaron. The Aaron 800 and Aaron 1200 are examples of this new direction. Other electrosurgical products and technologies are being developed by the Company through the use of its own engineering staff and by out sourcing engineering development.

In order to maintain and strive for international sales growth and its ability to sell in Europe, management has implemented an ISO 9000/EN46001 quality system and is certified and has received its CE mark (International Quality Control) in 1998. The Company had obtained a one-year line of credit with a local commercial bank for $600,000 and a three-year $150,000 loan for capital improvements. Interest on these loans is to be paid at 1% over prime. Balances on these loans were $ 200,000 on the credit line and $-0- on the term loan as of June 30, 2000, respectively.

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