Form 10QSB
period 2000-09-30
BOVIE MEDICAL CORP
filed 2000-11-16
CIK 719135

U.S. Securities and Exchange Commission

                              Washington D.C. 20549

                                   Form 10-QSB

                                   (Mark One)

                  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

                                 (631) 421-5452

                           (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. 1. Yes [ X ] No [ ] 2. Yes [ X ] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date October 15, 2000: 13,785,334.

                           BOVIE MEDICAL CORPORATION.
                                   FORM 10-QSB

                                QUARTERLY REPORT

                               SEPTEMBER 30, 2000

                            BOVIE MEDICAL CORPORATION

                              INDEX TO FORM 10-QSB

Contents

Part I.   Financial Information

Item 1: Consolidated Financial Statements:

Consolidated Balance Sheet - September 30, 2000

Consolidated Statements of Operations for the nine Months Ended September 30, 2000 and 1999

Consolidated Statements of Operations for the three Months Ended September 30, 2000 and 1999

Consolidated Statements of Cash Flows for the nine Months Ended September 30, 2000 and 1999


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

PART I. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

                            BOVIE MEDICAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

                                     Assets


         Current assets:

         Cash                                                  $    436,898
         Trade accounts receivable                                1,285,578
         Inventories                                              1,872,664
         Prepaid expenses                                            97,234
         Deferred tax asset                                         175,010
         Other receivables                                          113,645
                                                                 ----------
         Total current assets                                     3,981,029
                                                                 ----------

         Property and equipment, net                              1,538,934

         Other assets:

         Repair parts                                               310,420
         Trade name                                               1,626,993
         Patent rights, net                                         261,781
         Deposits                                                    30,345
                                                                -----------
                                                                  2,229,539
                                                                -----------
                                                               $  7,749,502

                                                                ===========
The accompanying notes are an integral part of the financial statements.

                            BOVIE MEDICAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)
                                   (CONTINUED)

                      Liabilities and Stockholders' Equity


         Current liabilities:

         Accounts payable                                      $     383,882
         Accrued expense                                             292,641
         Notes payable - current portion                             606,723
         Due to shareholders                                          70,913
                                                                  ----------
         Total current liabilities                                 1,354,159
                                                                  ----------

         Stockholders' equity:

         Preferred Stock, par value $.001
          10,000,000 shares authorized
          0 issued and outstanding
          on September 30, 2000                                           --

         Common stock par value $.001; 40,000,000
          shares authorized, issued and outstanding
         13,785,334 shares on September 30, 2000                      13,855
         Additional paid in capital                               20,028,071
         Accumulated deficit                                     (13,646,583)
                                                                 -----------
         Total stockholders' equity                                6,395,343
                                                                 -----------

         Total liabilities and stockholders' equity            $   7,749,502
                                                                 ===========

The accompanying notes are an integral part of the financial statements.

                           BOVIE MEDICAL CORPORATION.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                2000               1999

        Sales                                            $ 7,095,316           $ 7,186,430
        Cost of sales                                      3,836,607             3,884,580
                                                         -----------            ----------
        Gross profit                                       3,258,709             3,301,850
                                                         -----------            ----------

        Costs and expenses:
        Research and development                             354,401               149,750
        Professional services                                323,429               260,416
        Salaries and related costs                         1,159,989             1,046,523
        Selling, general and administrative                  944,712             1,429,848
        Impairment Loss                                           --             2,170,518
                                                         -----------            ----------

                                                           2,782,531             5,057,055
                                                         -----------            ----------

        Gain (Loss) from operations                          476,178            (1,755,205)

        Other income (expense):
        Interest income                                       24,927                11,742
        Interest expense                                 (    51,223)           (   43,436)
        Miscellaneous                                         15,758                 2,099
                                                          ----------            ----------

                                                         (    10,538)           (   29,595)
                                                          -----------           ----------

        Income (loss)                                        465,640            (1,784,800)

        Provision for income tax                         (   162,974)           (       --)
        Realized benefit of loss carryforward                162,974                    --
                                                         -----------            ----------

        Net income (loss)                               $    465,640          $ (1,784,800)
                                                         ===========            ==========

        Earnings per share


              Basic                                         $ .03                   $(.16)
                                                              ===                     ===
              Diluted                                       $ .03                   $(.14)
                                                              ===                     ===

        Weighted average number of shares outstanding     13,945,060            11,156,359
                                                          ==========            ==========
        Weighted average number of shares adjusted for
          dilutive securities                             16,073,220            12,823,026
                                                          ==========            ==========

The accompanying notes are an integral part of the financial statements.

                           BOVIE MEDICAL CORPORATION.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                  2000              1999

        Sales                                                 $ 2,490,351       $ 2,537,486
        Cost of sales                                           1,346,782         1,201,283
                                                                ---------        ----------
        Gross profit                                            1,143,569         1,336,203
                                                                ---------        ----------

        Costs and expenses:
        Research and development                                  155,567            31,307
        Professional services                                     103,088            69,538
        Salaries and related costs                                399,604           383,617
        Selling, general and administrative                       325,001           567,441
        Impairment loss                                                --         2,170,518
                                                                ---------         ---------
                                                                  983,260         3,222,421
                                                                ---------         ---------

        Gain (Loss) from operations                               160,309        (1,886,218)

        Other income (expense):
        Interest income                                             6,527             5,651
        Interest expense                                        (  17,227)       (    8,260)
        Miscellaneous                                                  51        (    1,431)
                                                                 --------          --------
                                                                (  10,649)       (    4,040)
                                                                 --------          --------

        Income (loss) before extraordinary items                  149,660        (1,890,258)
        Provision for income tax                                (  52,381)       (       --)
        Realized benefit of loss carryforward                      52,381                --
                                                                ---------        ----------
        Net income                                          $     149,660       $(1,890,258)
                                                                =========        ==========
        Earnings per share

              Basic                                                $ .01            $(.13)
                                                                    ====             =====
              Diluted                                              $ .01            $(.12)
                                                                    ====             =====

        Weighted average number of shares outstanding          13,827,834        14,738,755
                                                               ==========        ==========
        Weighted average number of shares adjusted for
        dilutive securities                                    15,940,834        16,738,755
                                                               ==========        ==========

The accompanying notes are an integral part of the financial statements.

                   BOVIE MEDICAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                2000           1999
                                                                ----           ----
        Cash flows from operating activities
        Net income (loss)                                $    465,640     $(1,784,800)
        Adjustments to reconcile net income
         to net cash provided by (used in)
         operating activities:
        Depreciation and amortization                         248,192         529,984
        Common stock issued for interest                           --           7,846
        Impairment loss                                                     2,170,518

        Changes in current assets and liabilities:

        Decrease (Increase) in receivables                 (   75,530)      (   6,717)
        Decrease (Increase) in inventories                 (  182,994)      (  34,375)
        Increase in prepaid expenses                       (   10,789)      (   7,237)
        Increase (Decrease) in accounts payable            (   18,372)      (  22,334)
        Increase (Decrease) in accrued expense                 28,495       (  25,873)
        Decrease in other assets                               17,498       (   2,588)
        Decrease in deposits                                       --          25,000
        Decrease in due to shareholders                            --          73,495
                                                             ---------      ---------

        Total adjustments                                       6,500       2,707,719
                                                             ---------      ---------

        Net cash provided by (used in) operating
         activities                                           472,140         922,919
                                                            ---------        ---------
        Cash flows from investing activities

        Increase in fixed assets                           (  230,185)      (  91,964)
        Decrease (Increase) in patents                     (  124,471)      (  22,999)
        Decrease (Increase) in deposits                    (   25,580)             --
        Increase in product development                            --       (  10,000)
                                                            ---------        --------

        Net cash used in investing activities              (  380,236)      ( 124,963)
                                                            ---------        --------

        Cash flows from financing activities

        Decrease in notes payable                          ( 529,433)              --
        Increase (Decrease) in notes payable                 573,565        (  70,225)
        Common shares purchased for cash                   ( 114,000)              --
        Exercise of stock options                             30,000               --
        Decrease in loans from shareholders                (  30,066)       (  50,000)
        Decrease in subscription receivable                (     146)              --

                                                          ----------        ---------
        Net cash provided by financing activities          (  70,080)       ( 120,225)
                                                          ----------        ---------
        Net increase (decrease) in cash and cash
         equivalents                                          21,824          677,731
        Cash and cash equivalents, beginning of
         period                                              415,074          278,673
                                                           ---------         --------

        Cash and cash equivalents, end of period          $  436,898       $  956,404
                                                           =========         ========

The accompanying notes are an integral part of the financial statements.

                   BOVIE MEDICAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Cash paid during the nine months ended September 30:

                                                        2000                1999
                                                        ----                ----

        Interest paid                                  $ 48,750           $ 38,520
        Income Taxes                                      - 0 -              - 0 -


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

There were no non-cash activities for the first nine months of the year 2000.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999.

1999

     During the nine months ended September 30, 1999, the Company issued 29,060 restricted shares to the Krauss Organization in order to be in compliance with the terms of its purchase agreement for the building it now owns and occupies. The Company valued the shares at 40% of market value or $7,846 because of the restriction on its immediate sale.

     A reactor that the Company had purchased was not delivered by April 30, 1999 as per agreement, the Company requested its deposit of $125,000 to be returned and canceled the order. The reactor was to be utilized for coating electrosurgical blades or other medical products pursuant to the Company's license for the Dylyn process. The electrosurgical blade coating project has been terminated.

                            BOVIE MEDICAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements include the accounts of Bovie Medical Corporation and its wholly owned subsidiary Aaron Medical Industries, Inc. and Bovie Medical Europe GMGH (a sales subsidiary 100% owned and formed on September 7, 2000). In the opinion of management, the interim financial statements reflect all adjustments, consisting of only normal recurring items, which is necessary for a fair presentation of the results for the interim periods presented.

     The results for interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the significant accounting policies and the other notes to the financial statements included in the Corporation's 1999 Annual Report to the SEC on Form 10-KSB.

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

Inventories

     Inventories are stated at the lower of cost or market. Cost is determined principally on the average cost method. Inventories at September 30, 2000 were as follows:

        Raw materials                             $ 1,185,847
        Work in process                               464,586
        Finished goods                                222,231
                                                   ----------

          Total                                   $ 1,872,664
                                                    =========

     Included in the Inventory for September 30, 2000 is $151,813 of factory overhead or 8% of total inventories. The Company has on hand Inventory of spare parts for the original Bovie line of generators which it believes can be used over the next seven years valued at $310,420.

                            BOVIE MEDICAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets

     Long-lived and assets consist of property, plant and equipment, and intangible assets.

     Property,  plant and equipment are recorded at cost less  depreciation  and amortization. Depreciation and amortization are accounted for on the straight-line method based on estimated useful lives. The amortization of leasehold improvements is based on the shorter of the lease term or the life of the improvement. Betterment and large renewals, which extend the life of the asset, are capitalized whereas maintenance and repairs and small renewals are expensed, as incurred. The estimated useful lives are: machinery and equipment, 7-15 years; buildings, 30 years; and leasehold improvements; 10-20 years.

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

Income Taxes

     The Company and its wholly-owned subsidiaries file a consolidated federal income tax return.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2000 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

Results of Operations

The results of operations over the nine months ended September 30, 2000 show decreased sales of $91,114 and increased profitability, as compared to the first nine months of 1999. The Company's sales revenues decreased by 1%, from $7,186,430 to $7,095,316. Gross profit percentage of 45.9% remained unchanged for the same period in 1999. Gross profit decreased from $3,301,850 to $3,258,709. Decreased gross profit was mainly attributable to decreased sales of electrosurgical products and a decrease in the gross profit attributable to those sales. For the first nine months of 2000 and 1999, cauteries accounted for 44% and 41% of sales, respectively.

     Operating salaries and related expenses increased by 11%, from $1,046,523 to $1,159,989, in the nine months ended September 30, 2000 as compared to the same period in 1999. A significant area of increase was in quality control personnel.

                            BOVIE MEDICAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Results of Operations (Continued)

     Research and development costs increased by 137% from $149,750 to $354,401 from the nine months ended September 30, 1999 to the nine months ending September 30, 2000. The increase was mainly attributable to engineering costs on the new generator models being developed.

     Expenses for professional services increased by 24% to $323,429 in the nine months ended September 30, 2000, as compared to $260,416 in the same period of the previous year. The main reason for this increase was professional fees associated with public relations.

     Selling, General and Administrative expenses decreased by $485,136 or 34%. These expenses were $1,429,848 in the nine month period ended September 30, 1999 as compared to $944,712 for the nine months ended September 30, 2000. The decrease was mainly due to a decrease in amortization expense of $242,065 attributed to the cost of the ART manufacturing license, which was sold effective December 30, 1999.

     Interest expense increased from $43,436 in the nine months ended September 30, 1999 to $51,223 in 2000. The $7,787 (18%) increase in interest expense was mainly attributable to the increase in interest in the Company's line of credit. The term loan to the Company's commercial bank was paid off in the first quarter of 2000.

     The operating gain was $476,178 in the first nine months of 2000 as compared to an operating loss of $1,755,205 in the same period in 1999, an increase of $2,231,383. the difference was mostly attributeable to a one-time impairment loss of $2,170,518 on the value of the Dylyn Technology License which was sold in the fourth quarter of 1999.

The Company had a net gain of $465,640 for the nine months ended September 30, 2000 as compared to net loss of $1,784,800 in 1999 for the same period. The main reason for the increase of $2,250,440 in the income was the Dylyn Technology impairment deduction taken in 1999, as mentioned above.

     The Company sells its products mostly through distributors and independent representatives that service the distributors, both in the international market and in the USA. Distributors are contacted through response to company advertising in international medical journals or at domestic or international trade shows. The main focus for export sales has been Western Europe.

     The Company has distributors in all major markets in Europe. The Company intends to continue marketing its products internationally while concentrating on major markets for increased market exposure and the introduction of new products. The Company has set up a sales office in Western Europe to promote the sale of electrosurgical devices.

     During the first nine months of 2000, international sales of the Aaron Medical product line decreased. These sales were $1,235,561, which represented 17% of total sales, while in 1999 total international sales were $1,425,626, which represented 20% of total sales. The Company expects sales to increase since it received its ISO 9000 certification in the 3rd quarter of 1998 and has recently setup a sales office in Germany to help promote this end.

                            BOVIE MEDICAL CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Financial Condition

     As of September 30, 2000, the amount of cash was $436,898 as compared to $956,404 at September 30, 1999. Cash provided by operating activities was $472,140 in the first nine months of 2000 as compared to $922,919 provided by operations in the first nine months of 1999. Net working capital of the Company on September 30, 2000 was $2,626,870 as compared to $2,478,440 in 1999.

     Investing activities utilized $380,236 in cash during the first nine months of 2000, compared to $124,963 in the first nine months of 1999. In 2000, the Company continued its policy of investing in property, plant and equipment needed for future business requirements, including manufacturing capacity.

     Cash flows from financing activity provided $573,565 and used $529,433 in the first nine months of 2000. In 1999 cash flows form financing activities used $120,225. The most significant financing activities in the nine months ended September 30, 2000 was the purchase of Company shares from a former major shareholder ($114,000) and net borrowing of $50,000 on the Company credit line.

     The Company's ten largest customers accounted for approximately 60% of net sales for the first nine months of 2000. At September 30, 2000, the same ten customers accounted for approximately 73% of outstanding accounts receivable.

     On October 11, 2000 The Department of Environment Protection released the former owner of the Companys' building at 7100 34th Ave N, St. Petersburg, FL "from any further obligation to conduct site rehabilitation." Based on this release the mortgage held by the former owner, of $400,000, is now due and payable. The company has contacted its commercial bank and is arranging financing to pay off this mortgage. If necessary the Company has enough funds available to pay off the mortgage in full.

     The Company believes that it has the financial resources needed to meet business requirements in the foreseeable future, including capital expenditures for the expansion of its manufacturing site, working capital requirements, and product development programs.

 Outlook

     The Company believes that the world market for disposable medical and electrosurgical products, such as the Company's battery-operated cauteries and electrosurgical generators, have significant growth potential. The Company presently has a significant portion of the U.S. cautery market and does not expect a dramatic growth in sales of cautery-related products domestically unless an OEM arrangement can be obtained with a co-leader in this market.

     The Company has focused on expanding its line of electrosurgical products both domestically and abroad. Electrosurgical products sold by the Company include standard stainless steel electrodes, and the Bovie/Aaron 800, 900, 1200 and 2100 high frequency desiccators. The Bovie/Aaron 2100 has been recently introduced.

     Bovie, through its private label capacity, sees unique opportunities in the domestic market as most of its competitors do not private label. Electrosurgery provides the largest market opportunity for the Company and is dominated by two main competitors, VallyeLab and Conmed. Electrosurgical product sales moved from fifth to second place in total Company sales by product line in 1997 and has remained in that position. The Company believes that in the next two years electrosurgical products will be the dominant product line.

                            BOVIE MEDICAL CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Future Plans

     The Companies main focus is the electrosurgical market, indicated by the development of several new generators. Other electrosurgical products and technologies are being developed by the Company through the use of its own engineering staff and by outsourcing engineering development.

     The Company has recently entered into a co-equal joint venture with a European technology development company to manufacture and market worldwide, J-Plasma, a new-patented plasma technology that could significantly improve current surgical procedures. J-Plasma will initially be utilized in the areas of plastic surgery and dermatology, management anticipates that there are other possible surgical uses, including cancer, neuro, cardiovascular and gynecologic and endoscopic procedures.

     The device produces a stable thin focused beam of ionized gas that can be controlled in a wide range of temperatures and intensities, providing the surgeon with precision, minimal invasiveness and an absence of conductive currents during surgery.

     The joint venture is developing its first commercial prototypes for uses in dermatology and plastic surgery and upon their completion, the Company intends to file appropriate applications with the Food and Drug Administration (FDA) for these uses. Applications in other areas of surgery require further testing and will be subject to FDA approvals.

     Bovie's management believes J-Plasma is potentially an important advance to traditional surgical operations and will be cost effective and complementary to Bovie's electrosurgical product line.

     As part of the partnership agreement, the Company is presently committed to funding $200,000 to the joint venture for research and development.

     In order to strive for international sales growth through its ability to sell in Europe, management has implemented an ISO 9000/EN46001 quality system and is certified and has received its CE mark (International Quality Control) in 1998. The Company had obtained a one-year line of credit with a local commercial bank for $600,000 and a three-year $150,000 loan for capital improvements. Interest on these loans is to be paid at 1% over prime. Balances on these loans were $ 150,000 on the credit line and $-0- on the term loan as of September 30, 2000, respectively.

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

                            BOVIE MEDICAL CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

THREE MONTHS ENDED SEPTEMBER 30, 2000 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

Results of Operations

     The results of operations over the three months ended September 30, 2000 show decreased sales of $47,135 and increased profitability, as compared to the same three months of 1999. The Company's sales revenues decreased by 2%, from $2,537,486 to $2,490,351. Gross profit percentage for the three month ended September 30, 2000 was 45.9% as compared to 47% for the same period in 1999. Gross profit decreased from $1,336,203 to $1,143,569. Decreased gross profit was mainly attributable to decreased sales of electrosurgical products and a decrease in the gross profit attributeable to those sales. For the three months ended September 30, 2000 and 1999, cauteries accounted for 45% and 42% of sales, respectively.

     Operating salaries and related expenses increased by 4%, from $383,617 to $399,604, in the three months ended September 30, 2000 as compared to the same period in 1999. A significant area of increase was in quality control personnel.

     Research and development costs increased by 397% from $31,307 to $155,567 from the three months ended September 30, 1999 to the three months ending September 30, 2000. The increase was mainly attributable to engineering costs on the new generator models being developed.

     Expenses for professional services increased by 48% to $103,088 in the three months ended September 30, 2000, as compared to $69,538 in the same period of the previous year. The main reason for this increase was professional fees associated with public relations.

     Selling, General and Administrative expenses decreased by $242,440 or 43%. These expenses were $567,441 in the three month period ended September 30, 1999 as compared to $325,001 for the three months ended September 30, 2000. The decrease was mainly due to a decrease in amortization expense of $80,688 attributed to the cost of the ART manufacturing license, which was sold effective December 30, 1999.

     Interest expense increased from $8,260 in the three months ended September 30, 1999 to $17,227 in 2000. The $8,967 (109%) increase in interest expense was mainly attributable to the increase in interest in the Company's line of credit.

     The operating gain was $160,309 for the three months ended September 30, 2000 as compared to an operating loss of $1,886,218 in the same period in 1999, an increase of $2,046,527, the difference was mostly attributeable to a one-time impairment loss of $2,170,518 on the value of the Dylyn Technology License which was sold in the fourth quarter of 1999.

     The Company had a net gain of $149,660 for the three months ended September 30, 2000 as compared to net loss of $1,890,258 for the same period in 1999. The main reason for the increase of $2,250,440 in the income was the Dylyn Technology impairment as mentioned above.

                            BOVIE MEDICAL CORPORATION

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company has instituted an action for breach of contract against Advanced Refractory Technologies, Inc. (ART) - (A former major shareholder) to recover a deposit of $125,000.

     Also see Form 10-KSB for the year ended December 31, 1999. Part I, Item 3.

ITEM 2.  CHANGES IN SECURITIES

     There have been no changes in the instruments defining the rights or rights evidenced by any class of registered securities.

There have been no dividends declared.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     In February of 1997, the 10-year notes came due and the Company offered each bond holder 2,200 shares of common stock for their $1,000 bond and accrued interest of $550. Nineteen bondholders accepted the offer and forty-three bondholders received cash for their bonds and accrued interest. The balance of the bondholders have not redeemed their bonds or accepted the shares offered. The amount of these outstanding bonds is $20,000 and accrued interest to September 30, 2000 of $14,583.

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

        Bovie Medical Corporation.
        (Registrant)


Date:  November 15, 2000

/s/Andrew Makrides
-------------------------
Chief Executive Officer - Andrew Makrides,