Form 10KSB
period 2000-12-31
BOVIE MEDICAL CORP
filed 2001-03-30
CIK 719135

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


            For the fiscal year ended Commission file number 0-12183
                                December 31,2000


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

       Issuer's revenues for its most recent fiscal year were $9,935,886.

 The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 20, 2001 was approximately $9,129,344.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:13,585,334.

                       DOCUMENTS INCORPORATED BY REFERENCE

               There are no documents incorporated by reference.

                            Bovie Medical Corporation
                         2000 Form 10-KSB Annual Report


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

The Company is actively engaged in the business of manufacturing and marketing medical products and developing related technologies. Aaron Medical Industries, Inc. ("Aaron"), a 100% owned subsidiary based in St. Petersburg, Florida is engaged in the marketing and distributing of medical products. Although the Company's largest current product line is battery operated cauteries, the Company has shifted its focus to the manufacture and marketing of electrosurgical generators and electrosurgical disposables. This new focus is evident in the development of the Aaron 800 and Aaron 900 high frequency desiccators (generators) and the Aaron 1200 electrosurgical generator. In addition, the Company has designed, developed and scheduled the release of two other electrosurgical generators; the Aaron 1250 and the Aaron 2100, during first two quarters of 2001. These two generators are designed for today's rapidly expanding surgi-center market.

The Company also manufactures a variety of specialty lighting instruments for use in ophthalmology, general surgery, hip replacement surgery, and for the placement of endotracheal tubes. An industrial version of this light is distributed commercially through various retail outlets and stores.

Bovie manufactures and markets its products both under private label and the Bovie/Aaron label to distributors worldwide. Additionally, Bovie/Aaron has original equipment manufacturing (OEM) agreements with other medical device manufacturers. These OEM arrangements combined with private label and the Bovie/Aaron label allow the Company to gain greater market share for the distribution of its products.


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


Electrosurgical Products

The Company continues to expand its line of electrosurgical products. Electrosurgical products include generators, electrodes, electrosurgical pencils, and various ancillary disposable products. These products are used in surgery for the cutting and coagulation of tissues and constitute the Company's second largest product line. Our accessory electrosurgical products are substantially compatible with all major manufacturers' electrosurgical generator products. All electrosurgical generators and accessories are marketed using the Bovie trademark, which is recognized internationally in electrosurgery. It is estimated that 80% of all surgical procedures performed worldwide are accomplished by electrosurgery, which includes surgical procedures in gynecology, urology, plastic surgery, general surgery and dermatology.


         Aaron 800 and Aaron 900 High Frequency Desiccators

         The Aaron 800 and Aaron 900 are low powered office based generators designed primarily for dermatology and plastic surgery. The units are 30 watt high frequency desiccators used mainly in doctors offices for removing small skin lesions and growths.


         Aaron 1200

         The Company has developed a 120 watts, full-featured electrosurgical generator for outpatient surgical procedures. It was designed mainly for use in the doctors' office and is utilized in a variety of specialties including: dermatology, gynecology, and plastic surgery.


         Aaron 1250

         The Company has developed and plans to release during the first quarter of 2001, a 120 watt multipurpose electrosurgical generator. The unit also features monopolar and bipolar functions with pad sensing. The product has received a positive response from the OEM community and is being produced in at least two private label formats in addition to the Bovie/Aaron label.


         Aaron 2100

         The Company has developed and plans release during the second quarter of 2001, a 200 watt multipurpose electrosurgical generator, designed for the rapidly expanding surgi-center market in the United States. The unit features both monopolar and bipolar functions, has pad and tissue sensing plus nine blended cutting settings. This powerful unit has the capability to do practically any procedure performed today in the surgi-center or outpatient setting.


         New Generators

         In addition to the Aaron 2100 and 1250, the Company is continuing to develop and expand its range of electrosurgical generators. The Company has two generators currently in the design and development phase. The first new generator is expected to be released in the fourth quarter of 2001 and the second is expected to be ready for release during 2002.


         Jump Unipolar Low Temperature Focused Plasma Technology

         In February, 2000, the Company entered into a Joint Venture Agreement with a German corporation, Jump Agentur Fuer Elektrotechnik GMBH. Pursuant to the agreement, Bovie is to advance $200,000 to the partnership to cover costs of further research and development for the production of two commercial prototypes for dermatology and general surgery. It shall also make available its facilities in Florida for development, manufacturing and marketing of the products of the joint venture and will be responsible to expend it's best efforts to secure all necessary financing for the research, development and marketing of the products estimated to be an amount up to $1,500,000.

         The joint venture acquired an exclusive license to produce and market any surgical device utilizing this technology. As of December 31, 2000, Bovie had advanced $100,000 to the joint venture and expensed $21,924 in development costs.

         The technology utilizes a gas ionization process utilizing only one working electrode. The device produces a stable thin focused beam of ionized gas that can be controlled in a wide range of temperatures and intensities, providing the surgeon with precision, minimal invasiveness and an absence of conductive currents during surgery.

         This electrosurgical device has been developed and patented in both Europe and the U.S., and is awaiting FDA submission and approval. The initial intended uses are in the areas of Dermatology and Plastic Surgery. Other contemplated uses for the technology are: cardiovascular, thoracic, gynecological and other surgeries.

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


Nerve Locator Stimulator

The Company manufactures a nerve locator stimulator primarily used for identifying motor nerves in hand and facial reconstructive surgery. This instrument is a self-contained, battery operated unit, used for single surgical procedures.


Manufacturing, Marketing and Distribution

The Company manufactures the majority of its products on its premises in St. Petersburg, Florida. Labor intensive sub-assemblies and labor intensive products may be out-sourced to the Company's specification. The Company markets its products through national trade journal advertising, direct mail, distributor sales representatives and trade shows, under both the Bovie/Aaron name and private label. Major distributors include Allegiance, Bergen Brunswig Medical, Burrows, McKesson, HBOC, IMCO, NDC (Abco, Cida and Starline), Owens & Minor, and Physician Sales & Service.


Competition

The medical device industry is highly competitive. Many Competitors in this industry are well established, do a substantial amount of business, and have greater financial resources and facilities than the Company.

Main  competitors  are  Conmed,   Valley  Lab  (a  division  of  Tyco),  in  the
electrosurgery market and Xomed in the battery operated cautery market. Management believes that, based upon recent developments, the Company has the ability to aggressively compete in these markets.


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


Research and Development

The approximate amount expended by the Company on research and development of its products during the years 2000 and 1999, totaled $513,020 and $379,832 respectively. The Company has not incurred any direct costs relating to environmental regulations or requirements.


Employees

Presently the Company has a total of approximately 109 employees. These consist of 5 executives, 10 administrative, 5 sales, and 89 technical support and factory employees.

SIGNIFICANT SUBSIDIARY - AARON MEDICAL INDUSTRIES, INC.

Aaron Medical Industries, Inc., is a Florida Corporation with offices in St. Petersburg, Florida. It is principally engaged in the business of marketing and distributing medical products. Aaron sells products under its own label to distributors worldwide.


PURCHASE COMPANY SHARES

The Company entered into an agreement in December, 1999, whereby the Company agreed to repurchase 2,000,000 shares from a major shareholder group which had originally acquired its shares in connection with the ART transaction in 1998. Simultaneously with the execution of such agreement, the Company repurchased 1,118,421 shares of common stock at a price of $.38 per share. To complete the purchase which ends November, 2001, the Company will expend approximately $150,000.


Item 2.   Properties.

The Company has executive office space at 734 Walt Whitman Road, Melville, NY and its St. Petersburg, Florida facility. The Company leases the executive offices in NY for $1,350 per month and the lease expires in the year 2003.

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

On February 16, 2001, Meryman Environmental, Inc. conducted a ground water test and determined "the data continues to show an overall decrease in the mass contamination at the site." The Company is waiting for further comments on the report by the Florida Department of Health Pollutant Storage Tank Cleanup Program and the waste cleanup section FDEP Southwest District.

The nature and extent of the environmental work, if any is to be required, has not yet been determined by the FDEP. Therefore, no work has been completed by the seller.

Item 3.   Legal Proceedings

There are no material legal proceedings pending against the Company.


Item 4.   Submission of Matters to a Vote of Security Holders

There were no matters submitted to securities holders during the year ended December 31, 2000.



PART II

Item 5.

Markets and Market Prices

Bovie's common stock is traded in the over-the-counter market on the National Association of Securities Dealers, Inc. Bulletin Board ("OTC Bulletin Board"). The table shows the reported high and low bid prices for the common stock during each quarter of the last eight quarters as reported by the OTC Bulletin Board (symbol "Bovi"). These prices do not represent actual transactions and do not include retail markups, markdowns or commissions.

                 1999                            High               Low

           1st Quarter                        $ 1.0625          $ .4375

           2nd Quarter                           .6350            .3750

           3rd Quarter                           .5500            .3438

           4th Quarter                          1.1250            .4100


                2000                             High               Low


           1st Quarter                        $ 1.5000          $ .7500

           2nd Quarter                          1.0500            .6500

           3rd Quarter                          1.5000            .7000

           4th Quarter                          1.5000            .5500


On March 20, 2001, the Closing bid for Bovie's Common Stock as reported by the OTC Bulletin Board was $.656 per share. As of March 20, 2001, the total number of shareholders of the Company's Common Stock was approximately 2,000, of which approximately 1,000 are shareholders whose shares are held in the name of their broker or stock depositories or the escrow agent holding shares for the benefit of Bovie Medical Corporation shareholders and the balance are shareholders who keep their shares registered in their own name.


Item 6.   Management's Discussion and Analysis.

Results of Operations

Bovie's net revenues for 1999 were approximately $9.69 million as compared to $9.94 million for 2000. The increase in sales of $.25 million (2%) was the net result of an increase in revenues from the sale of cauteries and electrosurgical products. The sales for medical products represented approximately 89% of total sales in 2000 as compared to approximately 90% in 1999.

The Cost of goods sold decreased by $12,069 (.025%) from $5,004,818 in 1999 to $4,992,749 in 2000. Consequently, the percentage of gross profit from sales increased from 48% in 1999 to 49% in 2000. The difference in cost of sales and gross profit were principally due to an increase in sales and decrease in cost of sales of the Company's family of cauteries. For years 2000 and 1999 cauteries accounted for 41% and 42% of sales, respectively, and 36% for both years of cost of goods sold.

Research and development expenses increased from $379,832 to $513,020, from 1999 to 2000. The Company continued to invest in the development of electrosurgical devices, and other Company products which are evidenced by engineering costs increasing from $281,114 in 1999 to $346,753 in 2000. Research and development costs are made up of material, engineering, and payroll costs.

The Company's effective federal income tax rate is 34%. As a result of the net gain, the Company's net operating loss tax benefits decreased in 2000 by $175,344, leaving a net operating loss carryover of $9.1 million.

General and administrative expenses of the Company increased $250,324 or 17% from $1.45 million in 1999 to $1.7 million in 2000. This was mainly attributable to the increase in trade show and advertising expenses of $200,000 together with the costs associated with supporting additional personnel.

Salaries and related costs increased by 6% from $1.7 million in 1999 to $1.8 million in 2000. The increase in salaries was due in part to the hiring of additional administrative, quality control and technical personnel needed primarily to produce electrosurgical products.

Cost of professional services decreased by 25% from $508,117 in 1999 to $379,289 in 2000. Professional fees were primarily related to consulting, auditing and legal costs.

During 1999, the Company evaluated its DYLYN (tm) Coated Blade Technology and decided not to pursue the project. An agreement was entered into with ART, the Company that supplied the reactors and the technology, to sell back the reactors and the technology. The Company incurred a non-recurring loss of $2,718,985 on the transaction.

The decrease in other expenses, included the non-recurring loss, resulted in a increase of $2,670,906 in operating income and $2,684,470 increase in net income, from 1999 to 2000. Loss from operations was $2,148,030 in 1999 as compared to an operating gain of $522,876 in 2000. Net loss of the Company in 1999 was $2,183,839 as compared to net gain in 2000 of $500,628.

Total other costs as a percentage of sales were 71% in 1999 as compared to 44% in 2000. These costs primarily decreased due to the loss associated with the sale of the DYLYN (tm) Technology taken in 1999. For the year 2000, total other costs, excluding the DYLYN (tm) transaction, were not significantly higher than in 1999.

The Company sells its products through distributors both overseas and in US markets. New distributors are contacted through response to Company advertising in international medical journals and/or at domestic or international trade shows.

During 2000, international sales of the Company's product lines decreased by a total of $188,031 (10%). In 1999, these sales were $1.8 million (19% of total sales) as compared to $1.6 million (16% of total sales) in 2000. To enhance European sales, the Company has recently opened a sales office in Germany and will commence marketing its increased line of electrosurgical products in the Spring of 2001.

In the fourth quarter of 1998, the Company made agreements with various sales representatives to develop markets for its new products and maintain customer relations. The representatives receive an average commission of approximately 2% of sales in their market areas. In 1999 and 2000, commissions paid were $177,658 and $176,425, respectively.

An adequate supply of raw materials is available from both domestic and international suppliers. The relationship between the Company and its suppliers is generally limited to individual purchase order agreements, supplemented by contractual arrangements with key vendors to ensure availability of certain products. The Company has developed multiple sources of supply where possible.

In order to provide additional working capital, the Company has secured a $600,000 credit facility with a local commercial bank. This facility is renewable annually.

Financial Condition

As of December 31, 2000, cash totaled $278,662 as compared to $415,074 at December 31, 1999. Cash provided by operating activities was $657,500 in 2000 compared to $530,724 in 1999. Net working capital of the Company was $2,506,882 and $2,365,530 on December 31, 2000 and 1999, respectively.

The amount of cash used in investing activities was $126,728 in 1999, compared to $639,869 in 2000. The Company continued to invest in property, plant and equipment needed for future business requirements, including manufacturing capacity. The Company invested $200,000 in a joint venture involving a new unipolar low temperature plasma technology.

The net cash used by financing activities was $154,043 in 2000 as compared to $267,595 in 1999. The most significant item of financing activity in 2000 resulted from the repurchase of 400,000 Company common shares for $152,000, from a major shareholder group that acquired its shares in connection with the ART transaction in 1998.

The Company believes that it has the financial resources needed to meet business requirements in the foreseeable future, including capital expenditures needed for the expansion of its manufacturing site, working capital requirements, and product development programs.

The Company's ten largest customers accounted for approximately 59% of net revenues for 1999 as compared to 58% in 2000. At December 31, 2000, the Company's ten largest trade receivables accounted for approximately 58% of outstanding trade receivables as compared to 55% in 1999.

Outlook

The statements contained in this Outlook are based on current expectations. These statements are forward looking, and actual results may differ materially.

The Company believes that the world market for disposable medical products, such as the Company's battery-operated cauteries, have significant growth potential because these products have not been affordable or effectively marketed outside the U.S. Because of these factors, the Company has designed certain disposable products to be reusable. The Company presently has a significant portion of the U.S. cautery market and does not expect a dramatic growth in sales of cautery-related products domestically.

The Company has focused on expanding its line of electrosurgical products. Electrosurgical products sold by the Company include the standard stainless steel electrodes, the Aaron 800, Aaron 900, Aaron 1200, and Aaron 1250, and soon to be introduced, the Aaron 2100 high frequency generators.

From 1999 to 2000, the Company's electrosurgical sales decreased by 9% from $2.7 million to $2.5 million. This decrease was mainly attributable to less than anticipated sales from Maxxim. With the introduction of new electrosurgical products, the Company expects electrosurgical sales to increase significantly in 2001. The Company through its private label capability anticipates opportunities in the domestic market as its competitors do not private label. The electrosurgical product market is larger than the Company's traditional market and is dominated by two main competitors, ValleyLab and Conmed. The combined markets for these products exceed $100 million annually.


Non-Medical Products

In  2000,  the  Company  had  sales of $1.1  million  of its  flexible  lighting
products,   used  primarily  in  the   automotive   and  locksmith   industries.
Approximately $.9 million was sold to one customer.


Reliance on Collaborative, Manufacturing and Selling Arrangements

The Company is dependent on certain contractual partners for manufacturing and product development. Should a collaborative partner fail to develop and manufacture products, the Company's future business and value of related assets could be negatively affected. No assurance can be given that a collaborative partner may give sufficient high priority to the company's products. In addition, disagreements or disputes may arise between the Company and its contractual partners which could adversely affect production of its products.

Liquidity and Future Plans

The Company has recently changed its direction from acquiring ownership interest in companies to developing and acquiring new product technology and expanding manufacturing capabilities. The Company's new eletrosurgical generators are examples of this new direction. Other products and technologies are being evaluated for future development.

In order to resume strong international sales growth and maintain its ability to sell in Europe, management has implemented and been certified as ISO9001/EN46001 quality system compliant and has been granted its CE mark (International Quality control.)

The Company has obtained a line of credit with a local commercial bank for $600,000. Interest on the loan is to be paid at 1% over prime. As of December 31, 2000, the Company had $150,000 outstanding on the line of credit and had a balance of $-0- on its term loan. The Company believes it is in compliance with the bank's covenants at December 31, 2000.

The Company's future results of operations and the other forward-looking statements contained herein particularly the statements regarding growth in the medical products industry, capital spending, research and development, and marketing and general and administrative expenses, involve a number of risks and uncertainties. In addition to the factors discussed above, among other factors that could cause actual results to differ materially, are the following: business conditions and the general economy; competitive factors such as rival manufacturers' availability of products at reasonable prices; risk of nonpayment of accounts receivable; risks associated with foreign operations; and litigation involving intellectual property and consumer issues.

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

The Company's Executive Officers and directors are as follows:

   Name                 Position           Director since

Andrew Makrides         Chairman of the    December,1982
                        Board, President,
                        CEO and Director

J. Robert Saron         President of       August, 1994
                        Aaron
                        and Director
George Kromer           Director           October 1995

Alfred V. Greco         Director           April, 1998

Nancy Keller            Chief Financial
                        Officer

Moshe Citronowicz       Executive Vice
                        President
                        Chief Operating
                        Officer
------------------
Andrew Makrides, Esq. age 59, Chairman of the Board and President, member of the Board of Directors, received a Bachelor of Arts degree in Psychology from Hofstra University and a JD Degree from Brooklyn Law School. He is a member of the Bar of the State of New York and practiced law from 1968 until joining Bovie Medical Corporation as Executive Vice President and director, in 1982. Mr. Makrides became President of the Company in 1985 and the CEO in December 1998 and has served as such to date.

J.  Robert  Saron,  age 48,  Director,  holds a  Bachelors  degree in Social and
Behavioral Science from the University of South Florida. From 1988 to present Mr. Saron has served as a director of Aaron Medical Industries, Inc. (formerly Suncoast Medical Manufacturing, Inc.). Mr. Saron served as CEO and chairman of the Board of the Company from 1994 to December 1998. Mr. Saron is presently the President of Aaron and member of the Board of Directors of the Company.

Alfred V. Greco, Esq. age 65, Director, is the principal of Alfred V. Greco, PLLC, and has been counsel to the Company since its inception. Mr. Greco is a member of the Bar of the State of New York and has been engaged in the practice of law for the past 35 years in the City of New York. The main focus of Mr. Greco's experience for the past 30 years has been in the area of corporate and securities law during which he has represented a large number of public companies, securities brokerage firms, executives and registered representative and has developed a broad range of experience in administrative, regulatory and legal aspects of public companies. Mr. Greco graduated from Fordham University School of Law with a Doctor of Law degree, in June 1960. He was admitted to the New York State Bar in March 1961.

Nancy B. Keller, age 52, Chief Financial Officer Controller holds a Bachelor of Business Administration degree from the University of Georgia. She is a Certified Public Accountant of the State of Florida. She had worked 17 years for a large pharmaceutical company where she was a plant controller coordinating all plant financial activities.

George W. Kromer, Jr., age 60, became a director on October 1, 1995. Mr. Kromer was a Senior Financial Correspondent for "Today's Investor" and is utilized as a consultant by a number of companies whose shares are listed on the American Stock Exchange and Over-the-Counter Exchange. Bovie Medical Corporation has also retained Mr. Kromer on a month-to-month basis as a consultant in addition to his capacity as a director. He has been writing for financial publications since 1980. He received a Master's Degree in 1976 from Long Island University in Health Administration. He was engaged as a Senior Hospital Care Investigator for the City of New York Health & Hospital Corporation from 1966 to 1986. He also holds a Bachelor of Science Degree from Long Island University's Brooklyn Campus and an Associate in Applied Science Degree from New York City Community College, Brooklyn, New York.

Moshe Citronowicz , age 48, is a graduate of the University of Be'er Sheva, Be'er Sheva, Israel, with a Bachelor of Science degree in electrical engineering. He has also received certificates from Worcester Polytech, Lowell University and the American Management Association for completion of seminars in MRP, master scheduling, purchasing SPC, JIT, accounting and plant management. Since coming to the United States in 1978, Mr. Citronowicz has worked in a variety of manufacturing and high tech industries. In October 1993, Mr. Citronowicz joined the Company as Vice President of Operations. He is responsible for all areas of manufacturing, purchasing, product redesign, as well as new product design. In September 1997, Mr. Citronowicz was appointed by the board of directors to the position Executive Vice President and Chief Operating Officer.

Pursuant to the agreement with Maxxim Medical, Inc. ("Maxxim"), Mr. Davidson was designated by Maxxim to serve as a director of Bovie Medical Corp. In October, 2000, Mr. Davidson resigned as a director of Maxxim. Pursuant to instructions from Maxxim that Mr. Davidson has ceased acting as a director of the Company, management has deemed that he has officially resigned as a director of Bovie. Maxxim has elected not to replace or redesignate a replacement for Mr. Davidson.

REMUNERATION


Item 10. The following table sets forth the compensation paid to the executive officers of the registrant for the three years ended December 31, 2000:


                                      Summary Compensation Table

                         Annual Compensation          Long Term compensation



                                                                 Securities
                                                                 Underlying
Name and                                              Restricted   Stock
Principal                               (a)     (b)      Stock    Option
Position             Year    Salary    Bonus   Other   Awards(#)   SARS(#)  Pay-outs
--------             ----    ------    -----  ------   --------    -------  --------
Andrew Makrides
 President, CEO
 Chairman of          2000  $ 123,764   2,388    7,235     --          --    --
 the Board            1999  $ 116,312   2,198    9,263     --          --    --
                      1998     99,478   1,918    9,809     --          --    --

J. Robert Saron
 President of Aaron
 Medical and          2000  $ 167,528   3,381  12,556      --          --    --
 Director             1999  $ 166,181   3,245  14,409      --          --    --
                      1998    144,559   2,814   9,809      --          --    --

Moshe Citronowicz
 Executive
 Vice President-      2000  $ 122,076    2,485  12,711     --          --    --
 Chief Operating      1999  $ 116,193    2,439  14,564     --          --    --
 Officer              1998    112,463   22,891   9,809   100,000       --    --

Nancy Keller          2000  $  70,702    1,954   6,599     --          --    --
Chief Financial       1999  $  38,060    1,444   4,165     --          --    --
Officer

(b) Other compensation consists of medical insurance and auto. Option Grants and Exercise

The following table summarizes (i) there were no options granted to the Named Executive Officers during the year ended December 31, 2000 (ii) the in the money value of the options held by the named Executive Officers at December 31, 2000 was zero.




                       Aggregated Option Exercises in Last
                    Fiscal Year and Fiscal Year End Option Values

                                                                                     Value of
                                                                   Number of        Unexercised
                                                                  Unexercised      In-The-Money
                                                                    Options         Options at
                           Shares                               At Fiscal Year        Fiscal
                          Acquired              Value               End(#)             Year
Name                   On Exercise(#)         Realized            Exercisable         End (a)
----                   --------------         --------            -----------         -------

Andrew Makrides       --             --             --              220,000              --
J. Robert Saron       --             --             --              240,000              --
Moshe Citronowicz     --             --             --              175,000              --


-------------------

(a) The exercise price of the options was higher than the closing sale price for the Common Stock. The sales price as reported on OTC Bulletin Board on December 31, 2000 was $.60.

Outside Directors are compensated in their capacities as Board members through option grants. The Company's Board of Directors presently consists of J. Robert Saron, Andrew Makrides, Chairman CEO, and President, George W. Kromer, Jr. and Alfred Greco. Mr. Kromer has been retained on a month-to-month basis pursuant to verbal agreement as a financial and public relations consultant by Bovie Medical Corporation for the past year at an average monthly fee of $1,500. Mr. Greco is an officer and director of Alfred V Greco PLLC, Counsel to the corporation which earned legal fees from the Company of $58,508 during 2000. There were no options granted to the members of the Board of Directors in the year 2000.

There have been no changes in the pricing of any options previously or currently awarded.

In February 2000, the Company extended employment contracts with certain of its officers, for two years. The following schedule shows all contracts and terms with officers of the company.



                            Bovie Medical Corporation
                               Officers' Contracts
                                December 31, 2000

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

(1) Includes two year extension

Item 11.  Security  Ownership of Certain  Beneficial  Owners and  Management  of
Bovie.

The following table sets forth certain information as of December 31, 2000, with respect to the beneficial ownership of the Company's common stock by all persons known by the Company to be the beneficial owners of more than 5% of its outstanding shares, by directors who own common stock and by all officers and directors as a group.


                                   Number of       Nature       Percentage
Name and                Title       Shares           of            of
Address                            of Class       Ownership     Ownership(i)
-------                            --------       ---------     ------------
                                   Shares(i)

Maxxim Medical Inc.    Common      3,000,000      Beneficial        19.0%
 10300 49th St. North
 Clearwater, FL 33762

Directors

Andrew Makrides        Common        535,800(ii)  Beneficial         3.4%
 734 Walt Whitman Road
 Melville, NY 11746

George Kromer          Common        205,000(iii) Beneficial         1.3%
 P.O. Box 188
 Farmingville, NY 11738

Alfred Greco           Common        201,500(iv)  Beneficial         1.3%
 666 5th Ave.
 New York, NY 10103

J. Robert Saron        Common        673,805 (v)   Beneficial        4.3%
 Ashley Drive
 Seminole, FL

Moshe Citronowicz      Common        349,591 (vi)  Beneficial        2.2%
 7100 30th Avenue N.
 St. Petersburg, FL 33710

Officers and Directors
as a group                           1,965,696(a)                    12.5%

(a) Includes 990,000 shares reserved for options

(i) Based on common shares of 13,685,334 and 2,105,500 options outstanding to acquire shares. Officers and directors have 990,000 options to acquire shares at December 31, 2000.

(ii) Includes 220,000 shares owned by Mr. Makrides reserved pursuant to 10 year options to purchase shares of the Company. His options range from $.75 for 150,000 to $1.15 for 50,000.

(iii) Constitute 205,000 shares reserved pursuant to 10 year options owned by Mr. Kromer to purchase shares of the Company.

(iv) Include 150,000 shares reserved pursuant to 10 year options exercisable at $.75 per share. Granted but not delivered until 1999. Represents shares owned by Alfred V Greco PC, former professional corporation of which Mr. Greco was principal.

(v) Includes 240,000 shares reserved pursuant to 10 year options exercisable at $.75 per share owned by Mr. Saron.

(vi) Includes 175,000 shares reserved pursuant to 10 year options exercisable at $.75 per share owned by Mr. Citronowicz.


Item 12.   Certain Relationships and Related Transactions

George Kromer, a director, also serves as a consultant to the Company with average consulting compensation of approximately $1,500 per month.


Former CEO and President

As of December 31, 1997, the Company had repaid $235,100 of a principal amount previously owned to a former officer director and a shareholder of the Company. In October, 1999, the Company settled its dispute with this former officer for alleged sums claimed to be due him for interest and consulting fees incurred during his affiliation with the Company. The claim was settled in the amount of $150,000, payable $50,000 upon execution of the agreement and $100,000 over 20 months at $5,000 per month. As of December 31, 2000, the Company owed the former chairman $24,721.

See "Certain Relationships and Related Transactions". Presently there is no lawsuits between the Company and any former officer.


Alfred V. Greco

A director is the principal of Alfred V. Greco PLLC, the Company's counsel which received $58,508 in legal fees during 2000. See "Security Ownership of Certain Beneficial Owners and Management.


Item 13.   Exhibits and Reports on Form 8-k

No Form 8-k was filed in the fourth quarter of 2000.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Petersburg, State of Florida, on March 26, 2001.

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



         Signatures                                   Title and Date

S/Andrew Makrides                                     Chairman of Board
Andrew Makrides                                       Chief Executive Officer
                                                      President, Director
                                                      March 26, 2001

S/J. Robert Saron                                     Director
-------------------------------------
J. Robert Saron                                       March 26, 2001

S/George W. Kromer                                    Director
-------------------------------------
George W. Kromer                                      March 26, 2001


S/Nancy Keller                                        Chief Financial Officer
-------------------------------------
Nancy Keller                                          March 26, 2001


S/Alfred Greco                                        Director
-------------------------------------
Alfred Greco                                          March 26, 2001

PART II

ITEM 7.  FINANCIAL STATEMENT


BOVIE MEDICAL CORPORATION
INDEX TO FINANCIAL STATEMENTS



       Contents                                          Page



Consolidated Balance Sheet at December 31, 2000


Consolidated Statements of Operations for the years ended December 31, 2000 and 1999

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000 and 1999

Consolidated Statements of Cash Flows for the years ended December 31, 2000 and 1999

Notes to Consolidated Financial Statements

Consent of Certified Public Accountant

Independent Auditors' Report

                        BOVIE MEDICAL CORPORATION
                        CONSOLIDATED BALANCE SHEET
                             DECEMBER 31, 2000


                                  ASSETS



Current assets:
Cash                                               $   278,662
Trade accounts receivable, net                       1,256,049
Inventories                                          1,994,564
Prepaid expenses                                       111,343
Deferred tax asset                                     175,010
Other Assets                                           111,179
                                                     ---------

Total current assets                                 3,926,807

Property and equipment, net                          1,552,179

Other assets:

Repair parts                                           317,698
Trade name                                           1,603,527
Patent rights, net                                     277,644
Deposits                                                35,719
Investment Joint Venture                               200,000
                                                    ----------
                                                     2,434,588
                                                    ----------
Total Assets                                       $ 7,913,574
                                                    ==========

The accompanying notes are an integral part of the financial statements.

                         BOVIE MEDICAL CORPORATION
                        CONSOLIDATED BALANCE SHEET
                            DECEMBER 31, 2000
                                (Continued)


                   LIABILITIES AND STOCKHOLDERS' EQUITY

                               Liabilities

Current liabilities:

Accounts payable                                        $  439,144
Accrued expenses                                           350,425
Notes payable                                              572,931
Due to shareholders                                         57,425
Due to joint venture                                       100,000
                                                         ---------

Total current liabilities                                1,519,925


Stockholders' equity:


Preferred stock 10,000,000 shares
authorized, none outstanding                                    --

Common stock par value $.001;
  40,000,000 shares authorized,
  13,685,334 shares issued and outstanding
  on December 31, 2000                                      13,756
  Additional paid in capital                            19,991,488
  Accumulated deficit                                  (13,611,595)
                                                        ----------

Total stockholders' equity                               6,393,649
                                                        ----------

Total liabilities and
  stockholders' equity                                $  7,913,574
                                                         =========


The accompanying notes are an integral part of the financial statements.


                            BOVIE MEDICAL CORPORATION
                    CONSOLIDATED STATEMENT OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



                                          2000              1999


Sales                                $ 9,935,886         $9,692,714
Cost of sales                          4,992,749          5,004,818
                                       ---------          ---------

Gross Profit                           4,943,137          4,687,896

Other costs:
Research and development                 513,020            379,832
Professional services                    379,289            508,117
Salaries and related costs             1,818,489          1,720,795
Selling, general and
 administration                        1,702,442          1,453,118
Write down of fixed assets                 7,021             55,079
Loss on sale of license
 and reactors                                 --          2,718,985
                                       ---------         ----------

Total other costs                      4,420,261          6,835,926
                                       ---------         ----------

Income (loss) from operations            522,876        (2,148,030)
                                       ---------         ---------

Other income and (expense):

Interest income                           28,746            21,964
Interest expense                         (66,803)          (61,023)
Miscellaneous                             15,809             3,247
                                        --------         ---------

                                         (22,248)          (35,812)
                                        --------         ---------
                                         500,628        (2,183,842)

Income tax expense                      (175,219)               --
Income tax benefit                       175,219                --
                                         -------         ---------

Net income (loss)                     $  500,628      $ (2,183,842)
                                         =======         =========




                            BOVIE MEDICAL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                   (CONTINUED)


                                                  2000              1999
                                                  ----              ----
   Net earnings (loss) per share               $  .04              $(.07)
                                                 ====               =====


   Weighted average number
     of common shares outstanding             13,896,991         13,876,328
                                              ==========         ==========



The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                            Warrants          Preferred              Common          Paid-in
                          Outstanding     shares     Stock      share     stock      Capital       Deficit        Total
                          -----------     ------     -----      -----     -----      -------       -------        -----

Balance
January 1,
 1999                    1,980,500    2,000,000     $2,000   14,709,695  $14,780 $ 21,199,945  $(11,928,381)   $9,288,344

Common shares
  issued for cash
  at $.40 per share             --           --         --      425,000      425      169,575            --       170,000

Preferred shares
  purchased from ART
  valued at $.425 per
  share and retired             --   (2,000,000)   (2,000)          --        --     (848,000)           --      (850,000)

Common share issued
 as rent valued at
 $.24 per share                 --           --        --        29,060       29        6,945            --         6,974

Common shares purchased
  from shareholder from
  cash at $.38 per share
  and retired                   --           --        --    (1,118,421) (1,118)    (423,882)            --      (425,000)

Subscription receivable
  paid for in cash              --           --        --            --       --       7,374             --         7,374

Warrants Issue             165,000           --        --            --       --          --             --            --
Loss for period                 --           --        --            --       --          --     (2,183,842)   (2,183,842)
                           -------     --------   --------   -----------  ------   ----------     -----------   -----------
Balance as of
December 31, 1999        2,145,500           --         --    14,045,334  $14,116  20,111,957   (14,112,223)    $6,013,850
                         =========     ========  =========    ==========   ======  ==========    ==========      =========


Balance as of
January 1, 2000          2,145,500           --         --    14,045,334  $14,116  20,111,957   (14,112,223)    $6,013,850

Common shares issued for
cash at $.75 per share   ( 40,000)           --         --        40,000       40      29,960            --     $   30,000

Subscription receivable
paid in cash                   --            --         --            --       --       1,171            --     $    1,171

Common shares purchased
from shareholder for cash
at $.38 per share and
retired                        --            --         --      (400,000)    (400)   (151,600)           --     $ (152,000)

Income for period              --            --         --            --       --          --       500,628     $  500,628
                         ---------     --------   --------     ----------   ------  ----------    ----------     ---------
Balance as of
December 31, 2000      $ 2,105,500          --          --     13,685,334  $13,756 $19,991,488   $13,611,595    $6,393,649
                         =========     ========  =========     ==========   ======  ==========    ==========     =========


The accompanying notes are an integral part of the financial statements.

                            BOVIE MEDICAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



                                                 2000                   1999
                                                 ----                   ----
Cash flows from operating activities:
Net income (loss)                             $  500,628            $(2,183,842)

Adjustments  to reconcile  net income
(loss) to net cash provided by operating activities:

Depreciation and amortization                    396,810                321,172
Shares issued for rent                                --                  6,974
Write down inventory of repair
parts                                                 --                 33,445
Loss on write down of fixed assets                    --                 55,079
Loss on sale of license and reactors                  --              2,718,985

Change in assets and liabilities:
Trade receivables                               ( 46,001)              (207,214)
Prepaid expenses                                ( 24,898)              (  8,005)
Inventories                                     (312,172)              (201,231)
Other receivables                                 19,964                 16,908
Accounts payable                                  36,890                 16,696
Accrued expenses                                  86,279               ( 38,243)
                                                --------               --------

Total adjustments                                156,872              2,714,566
                                                --------              ---------

Net cash provided
 (used in) operations                          $ 657,500            $   530,724
                                                ========              =========

The accompanying notes are an integral part of the financial statements.

                            BOVIE MEDICAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                 (Continued)

                                                 2000                  1999
                                                 ----                  ----


Net cash provided by (used in)
 operating activities                          $ 657,500         $   530,724

Cash flows from investing activities:

Increase in fixed assets                        (256,081)           (126,728)
Increase in security deposits                   ( 30,954)                 --
Purchase of technology                          (252,834)                 --
Partnership contribution                        (100,000)                 --
                                               ---------          ----------

Net cash used in investing
 activities                                     (639,869)           (126,728)

Cash flows from financing activities

Common shares issued                              30,000             177,374
Loans from shareholders                         ( 43,553)           (  2,147)
Repurchase and retirement of common stock       (152,000)           (425,000)
Reduction in subscription receivable               1,170                  --
Reduction of notes payable                      ( 39,660)           (117,822)
Borrowing - line of credit                        50,000             100,000
                                               ---------           ---------
Net cash used in
 financing activities                          ( 154,043)          ( 267,595)
                                               ----------          ---------

Net increase in cash                           ( 136,412)            136,401

Cash at beginning of year                        415,074             278,673
                                               ---------           ---------
Cash at end of year                           $  278,662          $  415,074
                                                =========          =========


Cash paid during the twelve months ended December 31:

                                                 2000                  1999
                                                 ----                  ----

Interest                                        $64,500            $  60,751
Income Taxes                                       -0-                  -0-

The accompanying notes are an integral part of these financial statements.


                    BOVIE MEDICAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                 FOR THE YEAR ENDED DECEMBER 31, 2000 AND 1999

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2000

1. The Company agreed to fund the Jump joint venture for $200,000 of which it only funded $100,000 in 2000.

FOR THE TWELVE  MONTHS  ENDED DECEMBER 31, 1999

1. During 1999 it was determined that a deposit of $125,000 to purchase a new reactor from ART would have to be reclassified as other assets because the due date for delivery of the reactor had passed and a request to the vendor for return of the deposit was made.

2. During 1999 the license,  manufacturing  rights and  equipment  for the DYLYN
(tm) coating process purchased from ART in 1998 was sold back to ART for 2 million shares of the Company held by ART. As a result of this transaction the Company took a loss of $2,718,985 on the sale of the technology.

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


Fair Values of Financial Instruments

Cash and cash equivalents. Holdings of highly liquid investments with maturities of three months or less, when purchased, are considered to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair values. The amount of federally insured cash deposits was $100,000 as of December 31, 2000.

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


Inventories and Repair Parts

Inventories. Inventories are stated at the lower of cost or market. Cost is determined principally on the average actual cost method. Inventory at fiscal year-end was as follows:

               Raw  materials           $  1,269,110
               Work in process               490,620
               Finished goods                234,834
                                           ---------

                   Total                $  1,994,564
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

                          BOVIE MEDICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

As of December 31, 2000, the inventory of parts was as follows:

       Raw materials                                        $  537,917
       Allowance for excess or obsolete parts                 (220,219)
                                                               -------

                                                            $  317,698
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


Revenue Recognition and Product Warranty

Revenue from sales of products is generally recognized upon shipment to customers. The Company warrants its products for one year. The estimated future costs of warranties are not material. Income is recognized in the financial statements (and the customer billed) when products are shipped from stock. The Company now includes revenues from freight in gross sales and cost of freight in cost of goods sold.

Environmental Remediation

The Company accrues environmental remediation costs if it is probable that an asset has been impaired or a liability incurred at the financial statement date and the amount can be reasonably estimated. Environmental compliance costs are expenses, as incurred. Certain environmental costs are capitalized based on estimates and depreciated over their useful lives.

Advertising Costs

All advertising costs are expensed as incurred. The amount of advertising costs were $152,599 and $67,120 for 2000 and 1999 respectively.

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


NOTE 2.  DESCRIPTION OF BUSINESS

Bovie Medical Corporation, formerly An-Con Genetics, Inc. ("the Company") was incorporated in 1982, under the laws of the State of Delaware and has its principal executive office at 734 Walt Whitman Road, Suite 207, Melville, New York 11747.

Currently, the Company is actively engaged in the business of manufacturing and marketing medical products and developing related technologies.

On January 11, 1995, the Company acquired a 100% ownership interest in Aaron Medical Industries, Inc. a St. Petersburg, Florida based Company engaged in the manufacturing and distributing of medical products.

Bovie's largest current product line is battery-operated cauteries. Cauteries were originally designed for precise hemostatic in ophthalmology. Today they have a variety of uses including sculpting woven grafts in bypass surgery, vasectomies, evacuation of subungual hematoma (smashed fingernail) and for stopping bleeding in many types of surgery. The Company manufactures many types of cauteries.

                            BOVIE MEDICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  DESCRIPTION OF BUSINESS (CONTINUED)

Bovie additionally manufactures a variety of specialty lighting instruments for use in ophthalmology, as well as a patented flexible lighting instrument for general surgery, hip replacement surgery, and for the placement of endotracheal tubes. An industrial version of this light is distributed through a large automotive tool distributor, and various retail outlets and stores.

The Company manufactures and sells its products under the Bovie/Aaron label worldwide and has private label arrangements.

ECU Technology

On December 15, 1995 the Company's subsidiary, Aaron, purchased design rights for the technology to manufacture a 30 watt electrosurgical coagulation device
(ECU).

The Company has developed a 120 watt electrosurgical coagulation device (ECU) which it began marketing the Aaron 1200 in 1998.

During 2000, the Company expanded it's electrosurgical product line by adding the Aaron 1250. The Company now markets five multipurpose electrosurgical generators ranging in power from 30 watts to 200 watts.

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

Jump Unipolar Low Temperature Focused Plasma Technology

In February, 2000, the Company entered into a joint venture agreement with a German corporation, Jump Agentur Fuer Elektrotechnik GMBH. Pursuant to the agreement, Bovie is to advance $200,000 to the partnership to cover costs of further research and development for the production of two commercial prototypes for dermatology and general surgery, and shall make available its facilities in Florida for development, manufacturing and marketing of the products of the joint venture. The Company is responsible to expend it's best efforts to secure all necessary financing for the research, development and marketing of the products estimated to be an amount up to $1,500,000.

The joint venture acquired an exclusive license to produce and market any surgical device utilizing this technology. As of December 31, 2000, Bovie had advanced $100,000 to the joint venture and expensed $21,924 in development costs.

The technology utilizes a gas ionization process utilizing only one working electrode. The device produces a stable thin focused beam of ionized gas that can be controlled in a wide range of temperatures and intensities, providing the surgeon with precision, minimal invasiveness and an absence of conductive currents during surgery.

This electrosurgical device has been developed and patented in both Europe and the U.S., and is awaiting FDA submission and approval. The initial intended uses are in the areas of Dermatology and Plastic Surgery. Other contemplated uses for the technology are cardiovascular, thoracic, gynecological and other surgeries.


NOTE 3.  TRADE ACCOUNTS RECEIVABLE

As of December 31, 2000 the trade accounts receivable were as follows:

      Trade accounts receivable                              $ 1,313,675
      Less: allowance for doubtful accounts                   (   57,626)
                                                               ---------

      Trade accounts receivable, net                         $ 1,256,049
                                                               =========

                            BOVIE MEDICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2000 property, plant and equipment consisted of the following:

        Equipment                                   $   559,694
        Building                                        637,485
        Furniture & Fixtures                            417,528
        Leasehold Improvements                          280,677
        Molds                                           330,794
                                                      ---------
                                                      2,226,178
        Less: Accumulated depreciation                  673,999
                                                      ---------

        Net property, plant, and equipment          $ 1,552,179
                                                      =========

Depreciation expenses for the years ended December 31, 2000 and 1999 were $172,903 and $185,426, respectively.


NOTE 5. RENTAL AGREEMENTS

The Company has executive office space at 734 Walt Whitman Road, Melville, NY and its St. Petersburg, Florida facility. The Company leases the executive offices in NY for $1,350 per month and the lease expires in the year 2003. In May of 2000, the Company renewed the lease for three years at $16,194 per year.

The following is a schedule of future minimum rental payments as of December 31, 2000:

                                      Year                       Amount
                                      ----                       ------
                                      2001                    $  16,194
                                      2002                       16,194
                                      2003                        5,396


Total consolidated rent expense for the Company was $22,973 in 2000 and $25,584 in 1999.

NOTE 6.  DUE TO SHAREHOLDERS

A former Chief Executive Officer (CEO) and past President made cash loans to the Company during the period October 12, 1990 to December 31, 1993 in the amount of $180,500. In addition to these loans, the past CEO advanced his own cash of $76,100 in the form of loans for product development, travel and other expenses. Interest on these loans were at 9% to 12% and had been accrued from inception. In October 1999, this dispute was settled for $150,000 which included a consulting fee. The Company paid $50,000 down and $5,000 per month for 20 months. The balance due the former officer on December 31, 2000 was $24,721.

In response to the recission offer made by Bovie Medical Corporation to Aaron's former shareholders, certain shareholders owning 46,800 shares have not contacted the Company. The amount due to these shareholders, including $13,918 of accrued interest, is $32,704.

                            BOVIE MEDICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7.  INTANGIBLE ASSETS

At December 31, 2000, the intangible assets consisted of the following:


      Classification                                   Amount

      ECU Technology                                $  529,571
      Multifunction Cautery                             59,400
      Patent rights                                     87,769
      Goodwill                                         188,000
      Trade name                                     1,877,299
                                                     ---------

                                                     2,742,039

      Less: Accumulated Amortization                   860,868
                                                     ---------

                                                   $ 1,881,171
                                                    ==========


The cost of patents, trademarks, patent rights, technologies and copyrights acquired are being amortized on the straight-line method over their remaining lives, ranging from 2 to 20 years. Amortization expense charged to operations in 2000 and 1999 was $164,474 and $171,021, respectively.


NOTE 8. LONG-TERM DEBT

The long-term debt of the Company includes a mortgage, debentures and notes payable.

         Bonds payable                             $   20,000
         Mortgage payable                             394,422
         Term loan                                      8,509
         Line of credit- bank                         150,000
                                                      -------

                                                   $  572,931
                                                      =======

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

Line of Credit - Commercial Bank

Advances under the line of credit are limited to the lesser of $600,000 or 60% of net accounts receivable from non-affiliated parties. Availability was net of $150,000 already advanced. The annual interest rate on the loan is the bank's prime rate plus one percent. The line expires September 23, 2001. The bank has a security interest in inventory, accounts receivable and equipment of the Company (the collateral). The balance due the bank on the credit line at December 31, 2000 was $150,000.

                            BOVIE MEDICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9. OPTIONS

As of December 31, 2000, outstanding options were as follows:


        Number of Options                         Exercise
      Currently Exercisable                         Price

            200,000                                $ 2.000
             50,000                                  1.150
            307,000                                  1.125
             30,000                                  1.120
          1,518,500                                  0.750
          ---------                                  -----

          2,105,500                               $  0.940 (a)
          =========                                  =====

(a) The amount of $0.940 represents the weighted average exercise price of the outstanding options.

In 1996, the Company issued 921,000 10 years non-statutory stock options to employees exercisable at $.75 to $1.15 a share.

In 1997, the Company issued 143,000 warrants to the Company's employees as part of the employee benefit plan (Note 16).

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

The options became exercisable in 1997 and 1998 and will expire at various dates through December 2007. At December 31, 2000, 2,105,500 shares of stock were reserved for that purpose. Options are currently exercisable with a weighted average life of approximately seven years.

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

                            BOVIE MEDICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. OPTIONS(Continued)

Had the compensation cost for the Company's two stock option issuances been determined based on the fair value at the grant date for awards in 1996 consistent with the provisions of SFAS No.123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                       2000          1999
                                                       ----          ----
Net earnings (Loss) - as reported)                  $ 500,628    $ (2,183,839)
Net earnings (Loss) - pro forma                       500,628      (2,241,174)
Gain(Loss) per share                                    .04           (.130)
Gain (Loss) per share-pro forma                         .04           (.134)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions, zero dividend yield; expected volatility of .50%; risk-free interest rate of 6.34%; and expected lives of 3 years.


NOTE 10.  NET OPERATING LOSS CARRYFORWARDS

As of December 31, 1999, the components of deferred tax assets were as follows:


        Deferred tax assets:                           2000           1999
                                                       ----          ----

        Accounts receivable                        $   57,647    $   57,647
        Inventories                                   289,457       289,457
        Net operating loss carryforwards            3,181,000     3,356,344
        Patent rights, primarily due to
        amortization                                  103,747       131,034
                                                    ---------     ---------

        Total gross deferred tax assets             3,631,851     3,834,482

        Less: Valuation allowance                   3,456,841     3,659,472
                                                    ---------     ---------

        Net deferred tax assets - current         $   175,010    $  175,010
                                                    =========     =========

The Company had NOLs of approximately $9,088,000 at December 31, 2000. These NOLs and corresponding estimated tax assets, computed at a 35% tax rate, expire as follows:

                            BOVIE MEDICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.  NET OPERATING LOSS CARRYFORWARDS (CONTINUED)

        Year loss          Expiration           Loss         Estimated
        incurred              Date             Amount        Tax Asset

         1985                 2000            263,000           92,000
         1986                 2001            301,000          105,000
         1987                 2002            730,000          255,000
         1988                 2003            757,000          265,000
         1989                 2004            374,000          131,000
         1990                 2005            382,000          134,000
         1991                 2006            246,000           86,000
         1992                 2007          1,004,000          352,000
         1993                 2008            465,000          163,000
         1994                 2009          1,197,000          419,000
         1995                 2010            637,000          223,000
         1998                 2018            548,000          192,000
         1999                 2019          2,184,000          764,000
                                            ---------        ---------

          Total                           $ 9,088,000      $ 3,181,000
                                            =========        =========

Under the provisions of SFAS 109, NOLs represent temporary differences that enter into the calculation of deferred tax assets. Realization of deferred tax assets associated with the NOL is dependent upon generating sufficient taxable income prior to their expiration.


Management believes that there is a risk that certain of these NOLs may expire unused and, accordingly, has established a valuation allowance against them. Although realization is not assured for the remaining deferred tax assets, based on the historical trend in sales and profitability, sales backlog, and budgeted sales of the Company's wholly owned and consolidated subsidiary, Aaron Medical Industries, Inc., management believes it is likely they will not be realized through future taxable earnings. However, the net deferred tax assets could be reduced in the near term if management's estimates of taxable income during the carryforward period are significantly reduced.

The valuation allowance of $3,456,841 as of January 1, 2000 was decreased by $175,344 as a consequence of using part of the deferred tax assets in 2000. The Company believes it is likely that the benefit of these additional assets may not be realized in the future.

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

                            BOVIE MEDICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. RETIREMENT PLANS (CONTINUED)

All employees are eligible to participate if they have one year of service in the Company. The employees may make voluntary contribution to the plan up to 15% of their annual compensation. The Company's contributions to the plan are discretionary but may not exceed 25% of the first 4% of the annual compensation that an employee contributes to the plan. Vesting is graded and depends on the years of service. After six years of service the employees are 100% vested.

The Company has made a contribution during 2000 and 1999 of $32,188 and $46,763 respectively, for the benefit of its employees.

The Company also maintains a group health and dental insurance plan. The employees are eligible to participate in the plan after three months of full-time service in the Company.


NOTE 12. RELATED PARTY TRANSACTIONS


Alfred V. Greco:

A director is the CEO of Alfred V. Greco, PC, the Company's council which received $58,508 in legal fees. See "Security ownership" of certain beneficial owners and management.

George Kromer:

A director also serves as a consultant to the Company with average consulting compensation of approximately $1,500 per month.

NOTE 13.  PROPERTIES

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

                           BOVIE MEDICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. PROPERTIES (CONTINUED)

The Company has received a report and recommendations on the results of the water tests performed. As a result of previous sampling that showed that one on-site monitoring well still had ground water exceedes for vinyl chloride and total xylene, the State Department of Environmental Protection has placed the site on a "monitoring-only" plan. The plan includes 4 quarters of sampling, concluding in May, 1999.

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

On February 16, 2000, Meryman Environmental, Inc. conducted a ground water test and determined "the data continues to show an overall decrease in the mass contamination at the site." The Company is waiting for a further determination by the Florida Department of Health Pollutant Storage Tank Cleanup Program and the waste cleanup section FDEP Southwest District.


NOTE 14.  COMMITMENTS AND CONTINGENCIES

Environmental conditions -Purchase of Building
(See Note 13 - properties)

Leases (See Note 5 - Rental Agreements)

There was no commitment for construction or purchase of property, plant, and equipment approximated at December 31, 2000.

Employment Agreements

The Company has employment agreements with five key employees. These agreements are for terms up to 5 years and call for salaries of up to $136,000.

                            BOVIE MEDICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

Employee Benefit Plans

In 1996, the Company established stock option plans under which officers, key employees and non-employee directors may be granted options to purchase shares of the Company's authorized, but unissued, Common Stock. Under Employee Stock Warrant Plans, the Company has warrants outstanding as of December 31, 2000 for the purchase of $2,105,000 shares of common stock at exercise prices ranging from $.75 to $1.125.

Product Liability

The Company currently has product liability insurance which, it believes to be adequate for its business. The Company's existing policy expires in May 2001.

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


The Company believes it is in compliance with the banks covenants at December 31, 2000.

NOTE 15.  EARNINGS PER SHARE

In 2000, the Company sustained a $.04 gain per share. Because the Company's option exercise price for its warrants was higher than the market price of the shares on December 31, 2000, the warrants had an anti-dillutive effect and were not used to compute any diluted earnings per share.


NOTE 16. REPURCHASE OF SHARES

The Company entered into an agreement in December, 1999, whereby the Company agreed to repurchase 2,000,000 shares from a major shareholder group which had originally acquired its shares in connection with the ART transaction in 1998. Simultaneously with the execution of such agreement, the Company repurchased 1,118,421 shares of common stock at a price of $.38 per share. To complete the purchase which ends November, 2001, the Company will expend approximately $150,000.

                            BOVIE MEDICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 17. INDUSTRY SEGMENT REPORTING


Disclosures about Reportable Segments - Types of products and services.

Bovie has two reportable segments: medical and non-medical products. The medical products segment produces battery operated cauteries, electrosurgical products, and a variety of specialty lighting instruments for surgical use. The non-surgical segment produces and sells lighting instruments for commercial use.

Measurement of segment profit or loss and segment assets

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Bovie evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses and foreign exchange gains and losses. There were no intersegment sales and transfers in 2000 and 1999.

Factors Management used to Identify the Enterprise's Reportable Segments

Bovie's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

The Company's principal markets are the United States, Europe, and Latin America, with the U.S. and Europe being the largest markets based on revenues. The Company's major products include cauteries, electrosurgical, Bend-A-lights, nerve locators, reusable penlights and electrodes. Cauteries, disposable and replaceable, account for 41% and 42% of Company's sales for 2000 and 1999, respectively.

One significant customer accounted for 8% of revenues in both 2000 and 1999, respectively. In 2000, that customer accounted for $.9 million of non-medical sales, which is 83% of that segments sales. The Company's ten largest customers accounted for approximately 53% of net revenues for 2000. At December 31, 2000, the ten customers receivables accounted for approximately 58% of outstanding accounts receivable.

Summary information by geographic area and significant industry segment for years ended December 31, 2000 and 1999 were as follows:


                                                                                          Additional Information
                                Operating            Gain           Identifiable    Interest    Interest
                                  Sales             (Loss)              Assets       Income     Expense     Depreciation
1999 - (in thousands)
Geographic Area
Domestic                        $ 7,765             $  426            $  7,252        --        --           --
International                     1,832                199                  91        --        --           --
                                  -----                ---               -----
                                $ 9,597             $  625 (1)        $  7,343        --        --           --
                                =======             ====== ==         ========

Segment
Medical Products                $ 8,566             $  790            $  6,947      $ 20      $ 54        $ 165
Non-medical Products              1,031               (165)                396         2         7           20
                                  -----                ---               -----        --        --          ---
                                $ 9,597             $  625 (1)        $  7,343        22        61          185
                                  =====                ===               =====        ==        ==          ===


2000 - (in thousands)
Geographic Area
Domestic                        $ 8,291            $   340            $ 7,713        --        --           --
International                     1,644                160                101        --        --           --
                                  -----               ----              -----
                                $ 9,935            $   500            $ 7,814        --        --           --
                                 ======               ====              =====

Segment
Medical Products                $ 8,822            $   630            $ 7,033        26        60          148
Non-medical products              1,113              ( 130)               781         3         7           25
                                  -----               ----              -----        --       ---          ---
                                $ 9,935            $   500            $ 7,814       $29     $  67        $ 173
                                  =====               ====              =====        ==       ===          ===


                            BOVIE MEDICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. INDUSTRY SEGMENT REPORTING


                                                 2000              1999
                                                 ----              ----

Assets and liabilities outside the U.S.A.
 Total assets                                   $ 100             $  91
Total liabilities                                 -0-                -0-
Net property, plant
 and equipment                                    -0-                -0-

(1) Does not include Non-recurring loss and other income or expense.


The Company had no assets (other than certain trade receivables) or liabilities outside the United States, in the two years ended December 31, 2000.

During 2000, a portion of the Company's consolidated net sales and consolidated gain from operations was derived from foreign operations. Foreign operations are subject to certain risks inherent in conducting business abroad, including price and exchange controls, limitations on foreign participation in local enterprises, possible nationalization or expropriation, potential default on the payment of government obligations with attendant impact on private enterprise, political instability and health care regulations and other restrictive governmental actions. Changes in the relative value of currencies take place from time to time and could adversely affect the Company's results of operations and financial condition. The future effects of these fluctuations on the operations of the Company and its subsidiaries are not predictable.

                     CONSENT OF CERTIFIED PUBLIC ACCOUNTANT


We consent to the incorporation by reference in this Annual Report on Form 10-KSB of Bovie Medical Corporation of our report dated March 26, 2001, included in the Annual Report to Stockholders of Bovie Medical Corporation.





Bloom and Company
s/Bloom and Company
Hempstead, New York
March 26, 2001

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
and Shareholders of
Bovie Medical Corporation

We have audited the accompanying consolidated balance sheet of Bovie Medical Corporation as of December 31, 2000 and the related consolidated statements of operations, and stockholders' equity, and cash flows for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Bovie Medical Corporation as of December 31, 2000 and the results of its operations, and cash flows for the years ended December 31, 2000 and 1999 in conformity with generally accepted accounting principles.


BLOOM AND COMPANY



Hempstead, New York
March 26, 2001