Form 10QSB
period 2001-03-31
BOVIE MEDICAL CORP
filed 2001-05-21
CIK 719135

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

For the Transition Period from

Commission file number 0-12183

BOVIE MEDICAL CORPORATION

(Exact name of small business issuer as specified in its charter)

Delaware                                                                                                                  No. 11-2644611

(State or other jurisdiction of incorporation or organization)                                                                                                                   (IRS— Employer Identification No.)

734 Walt Whitman Rd., Melville, New York 11747

(Address of principal executive offices)

(516) 421-5452

(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:13,485,334

BOVIE MEDICAL CORPORATION
INDEX TO FORM 10-QSB

Contents                                                                   Page

Part I.   Financial Information.................................................

        Item 1:       Consolidated Financial Statements:........................

             Consolidated Balance Sheet - March 31, 2001 and December 31, 2000..
             Consolidated Statements of Operations for the
               three Months Ended March 31,  2001 and 2000......................
             Consolidated Statements of Cash Flows for the
               three Months Ended March 31, 2001 and 2000.......................

              Notes to Financial Statements ....................................

        Item 2: Management's Discussion and
               Analysis of Financial Conditions and Results of Operations.......

Part II.   Other
Information.....................................................................

 Item 1:  Legal
Proceedings.....................................................................

 Item 2:  Changes in Securities.................................................

 Item 3:  Defaults Upon Senior Securities.......................................

 Item 4:  Submission of Matters to Vote of Security Holders.....................

 Item 5:  Exhibits and Reports on Form 8-K......................................
PART I. FINANCIAL INFORMATION ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEET
MARCH 31, 2001 AND DECEMBER 31, 2000

                                            (Unaudited)           (Audited)
                                          March 31, 2001      December 31, 2000
                                          --------------      -----------------
Current assets:

Cash                                      $  313,422            $   278,662
 Trade accounts receivable                  1,183,353              1,256,049
 Inventories                                2,116,767              1,994,564
 Prepaid expenses                              79,285                111,343
 Deferred tax asset                           175,010                175,010
 Other receivables                            112,379                111,179
                                            ---------              ---------
 Total current assets                       3,980,216              3,926,807

 Property and equipment, net                1,534,707              1,552,179

 Other assets:

 Repair parts                                 317,729                317,698
 Trade name                                 1,580,061              1,603,527
 Patent rights, net                           290,382                277,644
 Deposits                                      39,593                 35,719
 Investment - Joint Venture                   200,000                200,000
                                            ---------              ---------
                                            2,427,765              2,434,588
                                            ---------              ---------
                                           $7,942,688             $7,913,574
                                            =========              =========

         The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEET
MARCH 31, 2001 AND DECEMBER 31, 2000
(CONTINUED)

                      Liabilities and Stockholders' Equity

                                          (Unaudited)         (Audited)
                                         March 31, 2001   December 31, 2000
                                         --------------    ----------------
Current liabilities:

Accounts payable                        $   440,992            $   439,144
Accrued expense                             331,006                350,425
Notes payable - current portion             585,232                572,931
Due to shareholders                          42,648                 57,425
Due to Joint Venture                        100,000                100,000
                                          ---------              ---------
        Total current liabilities         1,499,878              1,519,925

Stockholders' equity:

Preferred Stock, par value $.001
 10,000,000 shares authorized
 0 issued and outstanding                        --                     --
 on March 31, 2001

Common stock par value $.001;
 40,000,000  shares authorized,
 issued and outstanding
 13,585,334 and 13,685,334 shares
 on March 31, 2001 and
 December 31, 2000 respectively              13,655                 13,756
Additional paid in capital               19,954,899             19,991,488
Accumulated deficit                     (13,525,744)           (13,611,595)
                                        -----------            -----------
         Total stockholders' equity       6,442,810              6,393,649
                                        -----------            -----------
            Total liabilities and
            stockholders' equity        $ 7,942,688           $  7,913,574
                                        ===========            ===========

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(UNAUDITED)

                                                  2001                2000
                                                  ----                ----

Sales                                         $ 2,736,687         $ 2,174,324
Cost of sales                                   1,509,306           1,131,321
                                                ---------           ---------
Gross profit                                    1,227,381           1,043,003

Costs and expenses:
Research and development                          112,408             109,268
Professional services                              81,591             107,741
Salaries and related costs                        466,977             395,241
Selling, general and administrative               472,791             373,769
                                                ---------            --------
                                                1,133,767             986,019
                                                ---------            --------

Gain (Loss) from operations                        93,614              56,984

Other income (expense):
Interest                                      (7,763)          (4,713)
Miscellaneous                                          --               4,565
                                               ----------            --------
                                              (7,763)          (148)
                                               ----------            --------

Income                                             85,851              56,836

Provision for income tax                           30,047              19,892
Realized benefit of loss carryforward          (30,047)         (19,892)
                                                ---------           ---------
Net income                                   $     85,851         $    56,836
                                                =========           =========
Earnings per share

Net income:
      Basic                                         .01                 .01
      Diluted                                       .01                 .01

Weighted average number of shares outstanding    13,635,334       14,007,834
Weighted average number of shares adjusted for
  dilutive securities                            13,635,334       14,007,834

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(UNAUDITED)

                                                      2001            2000
                                                      ----            ----
Cash flows from operating activities
Net income                                        $   85,851       $  56,836
Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
Depreciation and amortization                         87,529          66,002

Changes in current assets and liabilities:
Receivables                                           72,696         168,240
Inventories and repair parts                        (122,234)       (129,501)
Prepaid expenses                                      32,059          10,874
Accounts payable                                       1,848          68,038
Accrued expense                                      (19,419)         19,180
Other assets                                         (1,200)          8,534
                                                     -------         -------
Net cash provided by operating activities            137,130         268,203
                                                     -------         -------
Cash flows from investing activities
Increase in fixed assets                            (28,394)       (39,043)
Increase in patents                                 (30,938)       (36,250)
Increase in deposits                                (3,874)             --
                                                     -------         -------
Net cash used in investing activities               (63,206)       (75,293)
                                                     -------         -------
Cash flows from financing activities
Borrowing - line of credit                            25,000          50,000
Decrease in obligations to shareholders             (14,776)       (3,457)
Increase in notes payable                           (12,699)       (22,165)
Common shares issued                                      --          18,750
Common shares purchased                             (36,690)       (55,832)
                                                     -------         -------

Net cash used in financing activities               (39,165)       (12,704)
                                                     -------         -------
Net increase (decrease) in cash
 and cash equivalents                                 34,759         180,206

Cash and cash equivalents, beginning of period       278,662         415,074
                                                     -------         -------
Cash and cash equivalents, end of period         $   313,421     $   595,280
                                                     =======         =======

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

Cash paid during the three months ended March 31:
                                    2001               2000
                                    ----               ----

Interest paid                    $ 12,086           $ 15,054
Income Taxes                       - 0 -              - 0 -
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

There were no non-cash investing and financing activities in the first quarter of the year 2001 or 2000.

BOVIE MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION (CONTINUED)

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined principally on the average cost method. Inventories at March 31, 2001 and December 31, 2000 were as follows:

                    March 31, 2001            December 31, 2000
                    --------------            -----------------

 Raw materials        $1,178,338                $1,269,110
 Work in process         745,262                   490,620
 Finished goods          193,167                   234,834
                       ---------                 ---------

        Total         $2,116,767                $1,994,564
                       =========                 =========

BOVIE MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION (CONTINUED)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Repair Parts. The Company acquired the inventory of repair parts in conjunction with the purchase of the Bovie line of generators and Bovie trade name, on May 8, 1998. The Company has maintained the inventory to service the previously sold generators. The useful life of repair parts is estimated to be five to seven years and the Company has set up an allowance for excess and obsolete parts.

As of March 31, 2001, the inventory of parts was as follows:

   Raw materials                                        $ 537,948
   Allowance for excess or obsolete parts                (220,219)
                                                          -------

                                                        $ 317,729
                                                          =======
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

The Company assesses the recoverability of long-lived assets held, and to be used, based on undiscounted cash flows and measures the impairment, if any, using discounted cash flows. Adoption of SFAS No.121 did not have a material impact on the Company’s consolidated financial position, operating results or cash flows.

Revenue Recognition and Product Warranty

Revenue from sales of products is generally recognized upon shipment to customers. The Company warrants its products for one year. The estimated future costs of warranties are not material.

BOVIE MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION (CONTINUED)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition and Product Warranty (continued)

Income is recognized in the financial statements (and the customer billed) when products are shipped from stock. Net sales are arrived at by deducting discounts from and adding freight out to gross sales.

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

Earnings Per Common and Common Equivalent Share

In February 1997, the Financial Accounting Standards Board issued SFAS 128, “Earnings Per Share.” SFAS 128 establishes new standards for computing and presenting earnings per share (“EPS”). Specifically, SFAS 128 replaces the previously required presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the financial statements issued for periods ending after December 15, 1997. In 1997, the Company adopted SFAS 128.

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

Non-monetary Transactions

The accounting for non-monetary assets is based on the fair values of the assets involved. Cost of a non-monetary asset acquired in exchange for another non-monetary asset is recorded at the fair value of the asset surrendered to obtain it. The difference in the costs of the assets exchanged is recognized as a gain or loss. The fair value of the asset received is used to measure the cost, if it is more clearly evident than the fair value of asset surrendered.

BOVIE MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION (CONTINUED)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

The Company has adopted Accounting Principles Board Opinion 25 for its accounting for stock-based compensation. Under this policy:

1. Compensation costs are recognized as an expense over the period of employment attributable to the employee stock options.

2. Shares issued in accordance with a plan for past or future services of an employee are allocated between the expired costs and future costs. Future costs are charged to the periods in which the services are performed. The pro forma amounts of the difference between compensation cost included in net income, and related cost, measured by the fair value based method including tax effects, are disclosed.

New Accounting Standards

In June 1997, the Financial Accounting Standards Board issued SFAS 130, “Reporting Comprehensive Income”. SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. Specifically, SFAS 130 requires that all items that meet the definition of components of comprehensive income be reported in a financial statement for the period in which they are recognized. However, SFAS 130 does not specify when to recognize or how to measure the items that make up comprehensive income. SFAS 130 is effective for fiscal years beginning after December 15, 1997 and early application is permitted.

Management believes the application of SFAS 130 will not have a material effect on the Company’s future financial statements.

In April 1998, the FASB issued SOP 98-5, “Reporting on the Costs of Start-up Activities,” which will become effective for the Company in fiscal 2000. It requires costs of start-up activities and organization costs to be expressed, as incurred. The Company currently follows this approach and such costs have been minimal in the past.

In June 1997, the Financial Accounting Standards Board issued SFAS 131, “Financial Reporting for Segments of Business Enterprise.” SFAS 131 supersedes the “industry segment” concept of SFAS 14 with a “management approach” concept as the basis for identifying reportable segments. SFAS 131 is effective for fiscal years beginning after December 15, 1997 and early application is permitted. Management believes the application of SFAS 131 will not have a material effect on the Company’s future financial statements.

BOVIE MEDICAL CORPORATION

PART I. FINANCIAL INFORMATION (CONTINUED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The results of operations over the three months ended March 31, 2001 show increased sales and increased profitability, as compared to the first three months of 2000. The Company’s sales revenues increased by 26%, from $2,174,324 to $2,736,687. Gross profit percentage of 45% was down from 48% for the same period in 2000. The reason for the 3% decrease in gross profit was that as electrosurgical sales grow and other sales remain relatively the same overall margins will go down because margins on electrosurgical products are less than margins on other products. Gross profit increased from $1,043,003 to $1,227,381. Increased gross profit was mainly attributable to increased sales of cauteries and increased sales of electrosurgical devices. For the first quarter of 2001 and 2000, cauteries accounted for 45% and 46% of sales, respectively. For the same period, electrosurgical devices accounted for 17% and 8%, respectively.

Operating salaries and related expenses increased by 18%, from $395,241 to $466,977, in the three months ended March 31, 2001 as compared to the same period in 2000. A significant area of increase was in quality control and administrative personnel, as well as employee raises.

Research and development costs increased by 3% from $109,268 to $112,408 from the quarter ended March 31, 2000 to the quarter ending March 31, 2001. The increase was mainly attributable to engineering costs on the new generator models being developed and the cost of the continued development of the J Plasma device.

Expenses for professional services decreased by 24% to $81,591 in the three months ended March 31, 2001, as compared to $107,741 in the same period of the previous year. The main reason for this decrease was professional fees associated with legal matters.

Selling, General and Administrative expenses increased by $99,022 (26%). These expenses were $373,769 in the three month period ended March 31, 2000 as compared to $472,791 for the three months ended March 31, 2001. The increase was mainly attributable to the expense of twenty additional personnel and the cost associated with establishing an office in Europe.

Interest expense decreased from $15,084 in the three months ended March 31, 2000 to $12,367 in 2001. The $2,717 (18%) decrease in interest expense was mainly attributable to the decrease in interest expense on the Company's line of credit. The term loan to the Company's commercial bank was paid off in the first quarter of 2000.

The operating gain was $93,614 in the first quarter of 2001 as compared to an operating gain of $56,984 in the same period in 2000.

The Company had a net gain of $85,851 for the three months ended March 31, 2001 as compared to a net gain of $56,836 in 2000 for the same period. The main reason for the increase of $36,630 in the operating income and $29,015 in net income is: $184,378 increase in gross profit, attributable to cautery and electrosurgical product sales.

BOVIE MEDICAL CORPORATION

PART I. FINANCIAL INFORMATION (CONTINUED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations (continued)

The Company sells its products mostly through distributors and independent representatives who service the distributors, both in the international market and in the USA. Distributors are contacted through response to company advertising in international medical journals or at domestic or international trade shows. The main focus for export sales has been Western Europe.

The Company has distributors in all major markets in Europe. The Company intends to continue marketing its products internationally while concentrating on major markets for increased market exposure and the introduction of new products.

During the first three months of 2001, international sales increased by 14%. These sales were $505,048, which represented 18% of total sales, while in 2000 total international sales were $441,431 and 19% of total sales. The Company expects international sales to continue to increase since it received its ISO 9000 certification in 1998.

Financial Condition

As of March 31, 2001, the amount of cash was $313,421 as compared to $595,280 at March 31, 2000. Cash provided by operating activities was $137,130 in the first quarter of 2001 as compared to $268,203 provided by operations in 2000. Net working capital of the Company on March 31, 2001 was $2,480,338 as compared to $2,375,867 on March 31, 2000.

Investing activities utilized $63,206 in cash during the first three months of 2001, compared to $75,293 in the first three months of 2000. In 2001, the Company continued its policy of investing in property, plant and equipment needed for future business requirements, including manufacturing capacity.

The Company’s ten largest customers accounted for approximately 58% of net revenues for the first three months of 2001. At March 31, 2001, the same ten customers accounted for approximately 68% of outstanding accounts receivable.

The amount of cash utilized in financing activity was $39,165 and $12,704, respectively, in the first three months of 2001 and 2000. The most significant financing activities in the three months ended March 31, 2001 were the purchase of Company shares from a former major shareholder ($36,690) and borrowing $25,000 on the Company credit line.

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

BOVIE MEDICAL CORPORATION

PART I. FINANCIAL INFORMATION (CONTINUED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Outlook (continued)

The Company believes that the world market for disposable medical products, such as the Company’s battery-operated cauteries, have significant growth potential because these products have not been affordable or effectively marketed outside the U.S. cautery market and does not expect a dramatic growth in sales of cautery-related products domestically.

The Company has focused on expanding its line of electrosurgical products. Electrosurgical products sold by the Company include the standard stainless steel electrodes, the Aaron 800, Aaron 900, Aaron 1200, and Aaron 1250, and soon to be introduced, the Aaron 2100 high frequency generators.

From the First Quarter of 2000 to the First Quarter of 2001, the Company’s electrosurgical sales increased by 64% from $416,425 to $683,250. This increase was mainly attributable to a contract purchaser. With the introduction of new electrosurgical products, the Company expects electrosurgical sales to increase significantly in 2001. The Company, through its private label capability, anticipates opportunities in the domestic market. The electrosurgical product market is larger than the Company’s traditional market and is dominated by two main competitors, ValleyLab and Conmed. The Company believes combined markets for these products exceed $100 million annually.

Reliance on Collaborative, Manufacturing and Selling Arrangements

The Company is dependent on certain contractual partners for manufacturing and product development. Should a collaborative partner fail to develop and manufacture products, the Company’s future business and value of related assets could be negatively affected. No assurance can be given that a collaborative partner may give sufficient high priority to the Company’s products. In addition, disagreements or disputes may arise between the Company and its contractual partners which could adversely affect production of its products.

Liquidity and Future Plans

The Company has recently changed its direction from acquiring ownership interest in companies to developing and acquiring new product technology and expanding manufacturing capabilities. The Company’s new electrosurgical generators are examples of this new direction. Other products and technologies are being evaluated for future development.

In order to resume strong international sales growth and maintain its ability to sell in Europe, management has implemented and been certified as ISO9001/EN46001 quality system compliant and has been granted its CE mark (International Quality control).

The Company has obtained a new line of credit with a local commercial bank for $1,500,000 in the Second Quarter of 2001. Interest on the loan is to be paid at the bank’s base rate. As of March 31, 2001, the Company had $175,000 outstanding on its former line of credit. The Company believes it is in compliance with its former commercial bank’s covenants at March 31, 2001.

The Company’s future results of operations and the other forward-looking statements contained herein particularly the statements regarding growth in the medical products industry, capital spending, research

BOVIE MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION (CONTINUED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Outlook (continued)

and development, and marketing and general and administrative expenses, involve a number of risks and uncertainties. In addition to the factors discussed above, other factors that could cause actual results to differ materially, are the following: business conditions and the general economy; competitive factors such as rival manufacturers’ availability of products at reasonable prices; risk of nonpayment of accounts receivable; risks associated with foreign operations; and litigation involving intellectual property and consumer issues.

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

Also see Form 10-KSB for the year ended December 31, 2001, Part I, Item 3.

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

Bovie Medical Corporation.
(Registrant)
Date: May 19, 2001
/s/Andrew Makrides
Chief Executive Officer - Andrew Makrides,