Form 10QSB
period 2001-06-30
BOVIE MEDICAL CORP
filed 2001-08-17
CIK 719135

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

             Consolidated Balance Sheet - June 30, 2001 and December 31, 2000..
             Consolidated Statements of Operations for the
               three Months Ended June 30,  2001 and 2000......................
             Consolidated Statements of Operations for the
               six Months Ended June 30,  2001 and 2000......................
             Consolidated Statements of Cash Flows for the
               six Months Ended June 30, 2001 and 2000.......................

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

 Item 3:  Defaults Upon Senior Securities.......................................

 Item 4:  Submission of Matters to Vote of Security Holders.....................

 Item 5:  Exhibits and Reports on Form 8-K......................................
PART I. FINANCIAL INFORMATION ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEET
JUNE 30, 2001 AND DECEMBER 31, 2000

                                            (Unaudited)           (Audited)
                                          June 30, 2001       December 31, 2000
                                          --------------      -----------------
Current assets:

Cash                                     $   421,552            $   278,662
 Trade accounts receivable                  1,142,991              1,256,049
 Inventories                                2,121,018              1,994,564
 Prepaid expenses                             226,557                111,343
 Deferred tax asset                           175,010                175,010
 Other receivables                            112,379                111,179
                                            ---------              ---------
 Total current assets                       4,199,507              3,926,807

 Property and equipment, net                1,537,826              1,552,179

 Other assets:

 Repair parts                                 317,614                317,698
 Trade name                                 1,556,594              1,603,527
 Patent rights, net                           321,294                277,644
 Deposits                                      43,467                 35,719
 Investment - Joint Venture                   200,000                200,000
                                            ---------              ---------
                                            2,438,969              2,434,588
                                            ---------              ---------
                                           $8,176,302             $7,913,574
                                            =========              =========

         The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEET
JUNE 30, 2001 AND DECEMBER 31, 2000
(CONTINUED)

                      Liabilities and Stockholders' Equity

                                          (Unaudited)         (Audited)
                                         June 30, 2001   December 31, 2000
                                         --------------    ----------------
Current liabilities:

Accounts payable                        $   396,920            $   439,144
Accrued expense                             286,746                350,425
Notes payable - current portion             851,109                572,931
Due to shareholders                          32,705                 57,425
Due to Joint Venture                        100,000                100,000
                                          ---------              ---------
        Total current liabilities         1,667,480              1,519,925

Stockholders' equity:

Preferred Stock, par value $.001
 10,000,000 shares authorized
 0 issued and outstanding                        --                     --
 on June 30, 2001

Common stock par value $.001;
 40,000,000  shares authorized,
 issued and outstanding
 13,485,334 and 13,685,334 shares
 on June 30, 2001 and
 December 31, 2000 respectively              13,555                 13,756
Additional paid in capital               19,918,330             19,991,488
Accumulated deficit                     (13,423,063)           (13,611,595)
                                        -----------            -----------
         Total stockholders' equity       6,508,822              6,393,649
                                        -----------            -----------
            Total liabilities and
            stockholders' equity        $ 8,176,302           $  7,913,574
                                        ===========            ===========

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)

                                                  2001               2000

Sales                                          $2,818,491        $ 2,430,641
Cost of sales                                   1,678,987          1,358,504
                                                ---------          ---------
Gross profit                                    1,139,504          1,072,137
                                                ---------          ---------

Costs and expenses:
Research and development                           99,046             89,566
Professional services                              75,014            112,600
Salaries and related costs                        462,774            365,144
Selling, general and administrative               385,044            245,942
                                                ---------          ---------
                                                1,021,878            813,252
                                                ---------          ---------

Gain (Loss) from operations                       117,626            258,885

Other income (expense):
Interest income                                     5,660              5,867
Interest expense                               (20,697)         (16,750)
Miscellaneous                                          --             11,142
                                                ---------           --------
                                               (15,037)               259
                                                ---------           --------

Income (loss) before extraordinary items          102,589            259,144

Provision for income tax                       (35,906)         (93,860)
Realized benefit of loss carryforward              35,906             93,860
                                                ---------          ---------
Net income                                    $   102,589      $     259,144
                                                =========          =========
Earnings per share
Net income:
      Basic                                       $.001                $ .02
      Diluted                                     $.001                $ .02

Weighted average number of shares
 outstanding                                   13,552,367         13,920,334

Weighted average number of shares
 adjusted for dilutive securities              13,552,367         13,920,334

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(UNAUDITED)

                                                  2001                2000
                                                  ----                ----

Sales                                         $ 5,555,178         $ 4,604,965
Cost of sales                                   3,188,293           2,489,825
                                                ---------           ---------
Gross profit                                    2,366,885           2,115,140
                                                ---------           ---------
Costs and expenses:
Research and development                          211,454             198,834
Professional services                             156,605             220,341
Salaries and related costs                        929,751             760,385
Selling, general and administrative               857,835             619,711
                                                ---------           ---------
                                                2,155,645           1,799,271
                                                ---------           ---------

Gain (Loss) from operations                       211,240             315,869

Other income (expense):
Interest income                                     5,660              18,400
Interest expense                              (28,460)          (33,996)
Miscellaneous                                          --              15,707
                                               ----------            --------
                                              (22,800)                111
                                               ----------            --------

Income                                            188,440             315,980

Provision for income tax                           65,954             113,752
Realized benefit of loss carryforward          (65,954)         (113,752)
                                                ---------           ---------
Net income                                   $    188,440         $   315,980
                                                =========           =========
Earnings per share

Net income:
      Basic                                         .01                 .02
      Diluted                                       .01                 .02

Weighted average number of shares outstanding    13,600,890       13,957,834

Weighted average number of shares adjusted for
  dilutive securities                            13,600,890       13,957,834

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(UNAUDITED)

                                                       2001            2000
                                                       ----            ----
Cash flows from operating activities
Net income                                       $   188,440       $ 315,980
Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
Depreciation and amortization                        334,514         163,868

Changes in current assets and liabilities:
Receivables                                          113,058        (13,474)
Inventories and repair parts                        (126,270)       (194,522)
Prepaid expenses                                    (115,214)       (41,429)
Accounts payable                                    (42,224)        100,487
Accrued expense                                     (63,679)         28,290
Other assets                                        (1,200)         15,139
                                                     -------         -------
Net cash provided by operating activities            287,325         374,339
                                                     -------         -------
Cash flows from investing activities
Increase in fixed assets                            (81,888)       (144,574)
Increase in patents                                 (234,998)       (82,971)
Increase in deposits                                (7,748)       (21,706)
                                                     -------         -------
Net cash used in investing activities               (324,634)       (249,251)
                                                     -------         -------
Cash flows from financing activities

Decrease in notes payable                           (160,606)       (196,874)
Increase in notes payable                            438,783         323,565
Common shares purchased                             (73,358)       (76,000)
Exercise of stock options                                 --          18,650
Decrease in loans from shareholders                 (24,720)       (28,410)
Decrease in subscription receivable                       --        (1,416)
                                                     -------         -------

Net cash used in financing activities                180,099         39,515
                                                     -------         -------
Net increase (decrease) in cash
 and cash equivalents                                142,890         164,603

Cash and cash equivalents, beginning of period       278,662         415,074
                                                     -------         -------
Cash and cash equivalents, end of period         $   421,552     $   579,677
                                                     =======         =======

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

Cash paid during the six months ended June 30:
                                    2001               2000
                                    ----               ----

Interest paid                    $ 27,430           $ 29,622
Income Taxes                       - 0 -              - 0 -
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

There were no non-cash investing and financing activities in the first half of the year 2001 or 2000.

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

The results for interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the significant accounting policies and the other notes to the financial statements included in the Corporation's 2000 Annual Report to the SEC on Form 10-KSB.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined principally on the average cost method. Inventories at June 30, 2001 and December 31, 2000 were as follows:

                    June 30, 2001            December 31, 2000
                    --------------           -----------------

 Raw materials        $1,314,844                $1,269,110
 Work in process         523,560                   490,620
 Finished goods          282,614                   234,834
                       ---------                 ---------

        Total         $2,121,018                $1,994,564
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

As of June 30, 2001 and December 31, 2000, the inventory of parts was as follows:

                                                    2001            2000

   Raw materials                                $ 537,833      $ 537,917
   Allowance for excess or obsolete parts         (220,219)      (220,219)
                                                   -------        -------

                                                 $ 317,614      $ 317,698
                                                   =======        =======
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

Non-monetary Transactions

The accounting for non-monetary assets is based on the fair values of the assets involved. Cost of a non-monetary asset acquired in exchange for another non-monetary asset is recorded at the fair value of ; the asset surrendered to obtain it. The difference in the costs of the assets exchanged is recognized as a gain or loss. The fair value of the asset received is used to measure the cost, if it is more clearly evident than the fair value of asset surrendered.

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

Prospective Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations, and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. Under Statement No. 142, goodwill will no longer be subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. In addition, Statement No. 142 requires separate recognition for certain acquired intangible assets that will continue to be amortized over their useful lives.

Implementation of Statement No. 142, which is effective for fiscal 2002, is currently expected to increase the company's annual net earnings by approximately $187,732 due to the cessation of goodwill (trade name) amortization. In addition, the company does not currently expect any material impairment of goodwill to result from implementation of Statement No. 142.

Foreign Currency Translation

Local currencies are considered the functional currencies for most of the company's operations outside the United States. Assets and liabilities are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Revenues and expenses are translated into U.S. dollars at average monthly exchange rates prevailing during the year.

2001 Statutory and Non-Statutory Stock Option Plan

On July 16, 2001 the Company filed a registration statement, under Securities Act of 1933, to register 1,200,000 underlying shares of the Company to be issued upon exercise, to employees or consultants ("Participants"), pursuant to the Company's "2001 Statutory and Non-statutory Stock Option Plan".

According to the Plan, the exercise price of the any option shall not be less than 100% of the fair market value of a share on the date of grant. The exercise price for those who possess more than ten percent of the total voting shares of the Company shall not be less than 110% of the fair market value per share at the date the grant. The term of each option shall not exceed ten years from the date of the grant and five years for any 10% Shareholder. Under the plan, the aggregate fair market value of the shares granted to each participant in any calendar year shall not exceed $100,000.

Options granted to participants shall either vest immediately or if a participant has served the Company for a period of less than five years, options shall vest at the rate of 20% for each year served and 20% per year for each additional year thereafter until a total of five years has been served. Options are not transferable except by will or by the laws of descent and distribution.

All certificates for shares delivered upon the exercise of Options under the plan shall be subject to such restrictions as the Company may deem advisable or the rules, regulations and other requirements of the Securities and Exchange Commission and any applicable federal or state securities laws. Unless otherwise specified by the Company, upon termination of the employment or consultancy, any unexercised option previously granted is cancelled.

BOVIE MEDICAL CORPORATION

PART I. FINANCIAL INFORMATION (CONTINUED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The results of operations over the six months ended June 30, 2001 show increased sales and decreased profitability, as compared to the first six months of 2000. The Company's sales revenues increased by 21%, from $4,604,965 to $5,555,178. For the first six months of 2001 and 2000, cauteries accounted for 42% and 44% of sales, respectively. For the same period, electro-surgical devices accounted for 25% and 17%, respectively.

Gross profit increased from $2,115,140 to $2,366,885. Increased gross profit was mainly attributable to increased sales of electro-surgical devices. The more rapid growth rate of lower-profit-margin electro-surgical products resulted in a decrease in gross profit percentage from 46% to 43%, for the same period in 2000.

Operating salaries and related expenses increased by 22%, from $760,385 to $929,751, in the six months ended June 30, 2001 as compared to the same period in 2000. The recruitment of additional quality control ("Regulatory Staff"), and administrative personnel to meet the total quality control policies of the Company and employee incentive raises were the principal reasons for $169,366 increase in salaries.

Research and development costs increased by 6% from $198,834 to $211,454 from the six months ended June 30, 2000 to the six months ending June 30, 2001. The increase was mainly attributable to engineering costs on the new electrosurgical generator development and the J Plasma device.

Expenses for professional services decreased by 29% to $156,605 in the six months ended June 30, 2001, as compared to $220,341 in the same period of the previous year. The main reason for this decrease was professional fees associated with legal matters.

Selling, General and Administrative expenses increased by $238,124 (38%). These expenses were $619,711 in the six month period ended June 30, 2000 as compared to $857,835 for the six months ended June 30, 2001. The increase was mainly attributable to the expense of additional personnel and the cost associated with establishing an office in Europe.

Interest expense decreased from $33,996 in the six months ended June 30, 2000 to $28,460 in 2001. The $5,536 (16%) decrease in interest expense was mainly attributable to the decrease in interest expense on the Company's line of credit. The term loan to the Company's commercial bank was paid off in the first quarter of 2000.

The operating gain was $211,240 in the first six months of 2001 as compared to an operating gain of $315,869 in the same period in 2000.

The Company had a net gain of $188,440 for the six months ended June 30, 2001 as compared to a net gain of $315,980 in 2000 for the same period. The main reason for the decrease of $104,629 in the operating income and $127,540 in net income is the increased initial manufacturings costs attributable to new electrosurgical generator product sales.

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

During the first six months of 2001, international sales increased by 7%. These sales were $990,859, which represented 18% of total sales, while in 2000 total international sales were $928,452 and 20% of total sales. The Company expects international sales to continue to increase due to it's increased marketing efforts in electrosurgery.

Financial Condition

As of June 30, 2001, the amount of cash was $421,552 as compared to $579,677 at June 30, 2000. Cash provided by operating activities was $287,425 in the first six months of 2001 as compared to $374,339 provided by operations in 2000. Net working capital of the Company on June 30, 2001 was $2,532,027 as compared to $2,541,972 on June 30, 2000.

Investing activities utilized $324,634 in cash during the first six months of 2001, compared to $249,251 in the first six months of 2000. In 2001, the Company continued its policy of investing in property, plant and equipment needed for future business requirements, including manufacturing capacity.

The Company’s ten largest customers accounted for approximately 58% of net revenues for the first six months of 2001. For the same period of 2000, the ten largest customers accounted for approximately 56% of outstanding accounts receivable.

The amount of cash provided by financing activity was $180,099 and $39,515, respectively, in the first six months of 2001 and 2000. The most significant financing activities in the six months ended June 30, 2001 were the purchase of Company shares from a former major shareholder ($73,358) and borrowing $340,000 on the Company's new credit line.

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

The Company has focused on expanding its line of electrosurgical products. Electrosurgical products sold by the Company include the standard stainless steel electrodes, the Aaron 800, Aaron 900, Aaron 1200, and Aaron 1250, and recently introduced, the Aaron 2100 high frequency generators.

From the first six months of 2000 to the first six months of 2001, the Company’s electrosurgical sales increased by 62% from $1,026,265 to $1,667,283. This increase was mainly attributable to an additional O.E.M manufacturing agreement. With the introduction of new electrosurgical products, the Company expects future electrosurgical sales to increase. The Company, through its private label capability, anticipates opportunities in the domestic market. The electrosurgical product market is larger than the Company’s traditional market and is dominated by two main competitors, ValleyLab and Conmed. The Company believes combined markets for these products worldwide approximate 800 million.

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

Liquidity and Future Plans

The Company has expanded its manufacturing facilities due to increased sales and the need for additional sales for developmental work in electrosurgery.

The Company's joint venture has made substaintial progress towards the commercialization of J-Plasma: an innovative patented electrosurgical technology that uses an inert gas to affect precise surgical procedures.

In order to resume strong international sales growth and maintain its ability to sell in Europe, management has implemented and been certified as ISO9001/EN46001 quality system compliant and has been granted its CE mark (International Quality control).

The Company has obtained a new line of credit with a local commercial bank for $1,500,000 in the Second Quarter of 2001. Interest on the loan is to be paid at the bank’s base rate. As of June 30, 2001, the Company had paid off $175,000 on its former line of credit and borrowed $340,000 against it's new line of credit.

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

Also see Form 10-KSB for the year ended December 31, 2000, Part I, Item 3.

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

Bovie Medical Corporation.
(Registrant)
Date: August 15, 2001
/s/Andrew Makrides
Chief Executive Officer - Andrew Makrides,