Form 10QSB
period 2001-09-30
BOVIE MEDICAL CORP
filed 2001-11-13
CIK 719135

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:13,385,334

BOVIE MEDICAL CORPORATION
INDEX TO FORM 10-QSB

Contents                                                                   Page

Part I.   Financial Information.................................................

        Item 1:       Consolidated Financial Statements:........................

          Consolidated Balance Sheet - September 30, 2001 and December 31, 2000.
          Consolidated Statements of Operations for the
            three Months Ended September 30,  2001 and 2000.....................
          Consolidated Statements of Operations for the
            nine Months Ended September 30,  2001 and 2000......................
          Consolidated Statements of Cash Flows for the
            nine Months Ended September 30, 2001 and 2000.......................

           Notes to Financial Statements .......................................

        Item 2: Management's Discussion and
            Analysis of Financial Conditions and Results of Operations..........

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

 Item 3:  Defaults Upon Senior Securities.......................................

 Item 4:  Submission of Matters to Vote of Security Holders.....................

 Item 5:  Exhibits and Reports on Form 8-K......................................
PART I. FINANCIAL INFORMATION ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                                            (Unaudited)            (Audited)
                                         September 30, 2001    December 31, 2000
                                         ------------------    -----------------
Current assets:

Cash                                     $   402,485            $   278,662
 Trade accounts receivable                  1,182,145              1,256,049
 Inventories                                2,422,915              1,994,564
 Prepaid expenses                             165,883                111,343
 Deferred tax asset                           175,010                175,010
 Other receivables                            111,579                111,179
                                            ---------              ---------
 Total current assets                       4,460,017              3,926,807

 Property and equipment, net                1,516,963              1,552,179

 Other assets:

 Repair parts                                 304,233                317,698
 Trade name                                 1,533,128              1,603,527
 Patent rights, net                           329,253                277,644
 Deposits                                      47,341                 35,719
 Investment - Joint Venture                   200,000                200,000
                                            ---------              ---------
                                            2,413,955              2,434,588
                                            ---------              ---------
                                           $8,390,935             $7,913,574
                                            =========              =========

         The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
(CONTINUED)

                      Liabilities and Stockholders' Equity

                                          (Unaudited)            (Audited)
                                       September 30, 2001   December 31, 2000
                                       ------------------   -----------------
Current liabilities:

Accounts payable                        $   449,180            $   439,144
Accrued expense                             319,495                350,425
Notes payable - current portion             805,192                572,931
Due to shareholders                          32,705                 57,425
Due to Joint Venture                             --                100,000
                                          ---------              ---------
        Total current liabilities         1,606,572              1,519,925

Stockholders' equity:

Preferred Stock, par value $.001
 10,000,000 shares authorized,
 0 issued and outstanding                        --                     --
 on September 30, 2001 and
 December 31, 2000

Common stock par value $.001;
 40,000,000  shares authorized,
 issued and outstanding
 13,385,334 and 13,685,334 shares
 on September 30, 2001 and
 December 31, 2000 respectively              13,455                 13,756
Additional paid in capital               19,881,756             19,991,488
Accumulated deficit                     (13,110,848)           (13,611,595)
                                        -----------            -----------
         Total stockholders' equity       6,784,363              6,393,649
                                        -----------            -----------
            Total liabilities and
            stockholders' equity        $ 8,390,935           $  7,913,574
                                        ===========            ===========

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)

                                                  2001               2000

Sales                                         $ 2,683,718        $ 2,490,351
Cost of sales                                   1,291,296          1,346,782
                                                ---------          ---------
Gross profit                                    1,392,422          1,143,569
                                                ---------          ---------

Costs and expenses:
Research and development                          115,917            155,567
Professional services                              70,384            103,088
Salaries and related costs                        328,817            399,604
Selling, general and administrative               542,310            325,001
                                                ---------          ---------
                                                1,057,428            983,260
                                                ---------          ---------

Gain (Loss) from operations                       334,994            160,309

Other income (expense):
Interest income                                     2,627              6,527
Interest expense                                (25,313)         (17,227)
Miscellaneous                                          --                 51
                                                ---------           --------
                                                (22,686)         (10,649)
                                                ---------           --------

Income (loss) before extraordinary items          312,308            149,660

Provision for income tax                        (109,308)         (52,381)
Realized benefit of loss carryforward             109,308             52,381
                                                ---------          ---------
Net income                                    $   312,308            149,660
                                                =========          =========
Earnings per share
Net income:
      Basic                                           .02              $ .01
      Diluted                                         .02              $ .01

Weighted average number of shares
 outstanding                                   13,435,334         13,827,834

Weighted average number of shares
 adjusted for dilutive securities              14,635,334         13,940,834

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(UNAUDITED)

                                                  2001                2000
                                                  ----                ----

Sales                                         $ 8,238,896         $ 7,095,316
Cost of sales                                   4,479,589        (A)3,836,607
                                                ---------           ---------
Gross profit                                    3,759,307           3,258,709
                                                ---------           ---------
Costs and expenses:
Research and development                          327,371             354,401
Professional services                             226,989             323,429
Salaries and related costs                      1,297,396           1,159,989
Selling, general and administrative             1,361,317             944,712
                                                ---------           ---------
                                                3,213,073           2,782,531
                                                ---------           ---------

Gain (Loss) from operations                       546,234             476,178

Other income (expense):
Interest income                                     8,287              24,927
Interest expense                                (53,773)          (51,223)
Miscellaneous                                          --              15,758
                                               ----------            --------
                                                (45,486)          (10,538)
                                               ----------            --------

Income                                            500,748             465,640

Provision for income tax                        (175,262)          (162,974)
Realized benefit of loss carryforward             175,262             162,974
                                                ---------           ---------
Net income                                        500,748             465,640
                                                =========           =========
Earnings per share

Net income:
      Basic                                            .04              .03
      Diluted                                          .03              .03

Weighted average number of shares outstanding    13,559,501       13,945,060

Weighted average number of shares adjusted for
  dilutive securities                            14,759,501       16,073,220

(A) Commissions paid to independent sales representatives have been reclassified as selling general and administrative expense.

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(UNAUDITED)

                                                       2001            2000
                                                       ----            ----
Cash flows from operating activities
Net income                                       $   500,748      $  465,640
Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
Depreciation and amortization                        424,431         248,192

Changes in current assets and liabilities:
Receivables                                           73,904       (75,530)
Inventories and repair parts                       (414,886)      (182,994)
Prepaid expenses                                   (54,540)      (10,789)
Accounts payable                                      10,036       (18,372)
Accrued expense                                    (30,930)         28,495
Other assets                                       (400)         17,498
                                                     -------         -------
Net cash provided by operating activities            508,363         472,140
                                                     -------         -------
Cash flows from investing activities
Increase in fixed assets                           (99,988)      (230,185)
Increase in patents                                (270,438)      (124,471)
Increase in deposits                               (11,622)      (25,580)
Decrease in Due to joint venture- J Plasma         (100,000)             --
                                                     -------         -------
Net cash used in investing activities              (482,048)      (380,236)
                                                     -------         -------
Cash flows from financing activities

Decrease in notes payable                          (206,522)      (529,433)
Increase in notes payable                            438,783         573,565
Common shares purchased                            (114,000)      (114,000)
Exercise of stock options                                 --          30,000
Decrease in loans from shareholders                (  24,720       (30,066)
Subscription receivable                                3,967       (146)
                                                     -------         -------
Net cash used in financing activities                 97,508       (70,080)
                                                     -------         -------
Net increase (decrease) in cash
 and cash equivalents                                123,823          21,824

Cash and cash equivalents, beginning of period       278,662         415,074
                                                     -------         -------
Cash and cash equivalents, end of period             402,485         436,898
                                                     =======         =======

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Cash paid during the nine months ended September 30:
                                    2001               2000
                                    ----               ----

Interest paid                   $  53,972           $  48,250
Income Taxes                        - 0 -               - 0 -
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined principally on the average cost method. Inventories at September 30, 2001 and December 31, 2000 were as follows:

                    September 30, 2001       December 31, 2000
                    ------------------       -----------------

 Raw materials         $ 1,303,746               $ 1,269,110
 Work in process           734,199                   490,620
 Finished goods            384,970                   234,834
                         ---------                 ---------

         Total         $ 2,422,915                $1,994,564
                         =========                 =========

BOVIE MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION (CONTINUED)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Repair Parts. The Company acquired the inventory of repair parts in conjunction with the purchase of the Bovie line of generators and Bovie trade name, on May 8, 1998. The Company has maintained the inventory to service previously sold generators. The useful life of repair parts is estimated to be five to seven years and the Company has set up an allowance for excess and obsolete parts.

As of September 30, 2001 and December 31, 2000, the inventory of parts was as follows:

                                                September 30,     December 31,
                                                   2001              2000
                                                 -----------      -----------

   Raw materials                                 $ 537,833        $ 537,917
   Allowance for excess or obsolete parts         (233,600)        (220,219)
                                                   -------          -------

                                                 $ 304,233        $ 317,698
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

BOVIE MEDICAL CORPORATION

PART I. FINANCIAL INFORMATION (CONTINUED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The results of operations over the nine months ended September 30, 2001 show increased sales and increased profitability, as compared to the first nine months of 2000. The Company's sales revenues increased by 16%, from $7,095,316 to $8,238,896. For the first nine months of 2001 and 2000, cauteries accounted for 42% and 44% of sales, respectively. For the same period, electro-surgical devices accounted for 25% and 19%, respectively.

Gross profit increased from $3,258,709 to $3,759,307. Increased gross profit was mainly attributable to increased sales of electro-surgical devices. Gross profit percentage was the same for the nine month periods ended September 30, 2001 and 2000, respectively.

Operating salaries and related expenses increased by 12%, from $1,159,989 to $1,297,396, in the nine months ended September 30, 2001 as compared to the same period in 2000. The recruitment of additional quality control ("Regulatory Staff"), and administrative personnel to meet the total quality control policies of the Company and employee incentive raises were the principal reasons for $137,407 increase in salaries.

Research and development costs decreased by 8% from $354,401 to $327,371 from the nine months ended September 30, 2000 to the nine months ending September 30,2001. Research and development costs are mainly attributable to engineering costs on electrosurgical generator and J Plasma device development.

Expenses for professional services decreased by 30% to $226,989 in the nine months ended September 30, 2001, as compared to $323,429 in the same period of the previous year. The main reason for this decrease was professional fees associated with law suits and business combinations.

Selling, General and Administrative expenses increased by $416,605 (44%). These expenses were $1,361,317 in the nine month period ended September 30, 2000 as compared to $944,712 for the nine months ended September 30, 2001. The increase was mainly attributable to the expense of additional personnel and the cost associated with establishing expanded European operations.

Interest expense increased from $51,223 in the nine months ended September 30, 2000 to $53,773 in 2001. The $2,550 (5%) increase in interest expense was mainly attributable to the increase in interest expense on the Company's line of credit.

The operating gain was $546,234 in the first nine months of 2001 as compared to an operating gain of $476,175 in the same period in 2000.

The Company had a net gain of $500,748 for the nine months ended September 30, 2001 as compared to a net gain of $465,640 in 2000 for the same period. The main reason for the increase of $70,056 in the operating income and $35,108 in net income is the increased electrosurgery sales.

BOVIE MEDICAL CORPORATION

PART I. FINANCIAL INFORMATION (CONTINUED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations (continued)

The Company sells its products predominately through distributors and independent representatives who service the distributors, both in the United States and in the international market. Distributors are contacted through response to company advertising in international medical journals or at domestic or international trade shows. The main focus for export sales has been Western Europe.

The Company has distributors in all major markets in Europe, concentrating on major markets for increased exposure and the introduction of new products.

During the first nine months of 2001, international sales increased by 16%. These sales were $1,435,057, representing 18% of total sales, while in 2000, for the same period total international sales were $1,235,561 or 17% of total sales. The Company expects international sales to continue to increase due to it's increased marketing efforts in electrosurgery.

Financial Condition

As of September 30, 2001, the amount of cash was $402,485 as compared to $436,898 at September 30, 2000. Cash provided by operating activities was $508,363 in the first nine months of 2001 as compared to $472,140 provided by operations in 2000. Net working capital of the Company on September 30, 2001 was $2,853,445 as compared to $2,629,870 on September 30, 2000.

Investing activities utilized $482,048 in cash during the first nine months of 2001, compared to $380,286 in the first nine months of 2000. In 2001, the Company continued its policy of investing in property, plant and equipment needed for future business requirements, including manufacturing capacity.

The Company's ten largest customers accounted for approximately 59% and 60% of net revenues for the first nine months of 2001 and 2000, respectively. As of September 30,2001, the ten largest customers accounted for approximately 65% of outstanding accounts receivable.

The amount of cash used (provided) by financing activity was $97,508 and ($70,080), respectively, in the first nine months of 2001 and 2000. The most significant financing activities in the nine months ended September 30, 2001 were the purchase of Company shares from a former major shareholder ($114,000) and borrowing $340,000 on the Company's new credit line.

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

The Company has focused on expanding its line of electrosurgical products. Electrosurgical products sold by the Company include standard stainless steel disposable and reusable electrodes, electrosurgical pencils and accessories, the Aaron 800, 900, 1200,and 1250 generators, and recently introduced, the Aaron 2100 high frequency generator.

From the first nine months of 2000 to the first nine months of 2001, the Company’s electrosurgical sales increased by 55% from $1,375,107 to $2,127,758. The increase was mainly attributable to an additional O.E.M manufacturing agreement. With the introduction of new electrosurgical products, the Company expects future electrosurgical sales to increase. The Company, through its private label capability, anticipates new opportunities in the domestic and international markets. The electrosurgery market is larger than the Company's traditional market and is dominated by two main competitors, ValleyLab and Conmed. The Company believes combined markets for these products worldwide approximate 800 million.

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

Liquidity and Future Plans

The Company has expanded its manufacturing facilities by renting additional off premises office space. This is due to increased sales and the need for additional space for developmental work in electrosurgery.

The Company's joint venture has made substantial progress towards the commercialization of the J-Plasma electrosurgical generator: an innovative patented electrosurgical technology that uses an inert gas to affect precise surgical procedures.

In order to resume strong international sales growth and maintain its ability to sell in Europe, management has implemented and been certified as ISO9001/EN46001 quality system compliant and has been granted its CE mark (International Quality control).

In the Second Quarter of 2001, the Company obtained a new line of credit with a local commercial bank for $1,500,000. Interest on the loan is to be paid at the bank’s base rate. As of September 30, 2001, the Company had paid off $175,000 on its former line of credit and borrowed $340,000 against it's new line of credit.

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

A) Exhibits - None
B) Form 8K - None

SIGNATURES:

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bovie Medical Corporation.
(Registrant)
Date: August 15, 2001
/s/Andrew Makrides
Chief Executive Officer - Andrew Makrides,