Form 10QSB/A
period 2001-09-30
BOVIE MEDICAL CORP
filed 2001-11-21
CIK 719135

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date: As of November 12, 2001, 13,385,334 shares were outstanding.

BOVIE MEDICAL CORPORATION
INDEX TO FORM 10-QSB/A

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

           Notes to Financial Statements .......................................

        Item 2: Management's Discussion and
            Analysis of Financial Conditions and Results of Operations..........

Part II.   Other Information....................................................

 Item 1:  Legal Proceedings.....................................................

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

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)

                                                  2001               2000

Sales                                         $ 2,683,718        $ 2,490,351
Cost of sales                                   1,291,296          1,346,782
                                                ---------          ---------
Gross profit                                    1,392,422          1,143,569
                                                ---------          ---------

Costs and expenses:
Research and development                          115,917            155,567
Professional services                              70,384            103,088
Salaries and related costs                        328,817            399,604
Selling, general and administrative               542,310            325,001
                                                ---------          ---------
                                                1,057,428            983,260
                                                ---------          ---------

Gain from operations                              334,994            160,309

Other income (expense):
Interest income                                     2,627              6,527
Interest expense                                (25,313)         (17,227)
Miscellaneous                                          --                 51
                                                ---------           --------
                                                (22,686)         (10,649)
                                                ---------           --------

Income (loss) before extraordinary items          312,308            149,660

Provision for income tax                        (109,308)         (52,381)
Realized benefit of loss carryforward             109,308             52,381
                                                ---------          ---------
Net income                                    $   312,308            149,660
                                                =========          =========
Earnings per share
Net income:
      Basic                                           .02              $ .01
      Diluted                                         .02              $ .01

Weighted average number of shares
 outstanding                                   13,435,334         13,827,834

Weighted average number of shares
 adjusted for dilutive securities              14,635,334         13,940,834

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

Gross profit increased from $3,258,709 to $3,759,307. Increased gross profit was mainly attributable to increased sales of electro-surgical devices. Gross profit percentage was the same for the nine-month periods ended September 30, 2001 and 2000, respectively.

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

Research and development costs decreased by 8% from $354,401 to $327,371 from the nine months ended September 30, 2000 to the nine months ending September 30,2001. Research and development costs are mainly attributable to engineering costs on electro-surgical generator and J Plasma device development.

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

The Company has focused on expanding its line of electrosurgical products. Electrosurgical products sold by the Company include standard stainless steel disposable and reusable electrodes, electrosurgical pencils and accessories, the Aaron 800, 900, 1200, and 1250 generators, and recently introduced, the Aaron 2100 high frequency generator.

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

Reliance on Collaborative, Manufacturing and Selling Arrangements

The Company is dependent on certain contractual partners for manufacturing and product development. Should a collaborative partner fail to develop and manufacture products, the Company’s future business and value of related assets could be negatively affected. No assurance can be given that a collaborative partner may give sufficient high priority to the Company’s products. In addition, disagreements or disputes may arise between the Company and its contractual partners, which could adversely affect production of its products.

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

Bovie Medical Corporation.
(Registrant)
Date: November 13, 2001

/s/Andrew Makrides
Chief Executive Officer - Andrew Makrides,