Form 10KSB
period 2001-12-31
BOVIE MEDICAL CORP
filed 2002-03-25
CIK 719135

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

(631) 421-5452

(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act

None

Securities registered under Section 12(g) of the Exchange Act

Common Stock, $.001 Par Value
(Title of class)

Indicate by check mark whether the registrant (I) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB any amendment to this Form 10-KSB. [ X ]

Issuer’s revenues for its most recent fiscal year were $11,484,334.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 01, 2002 was approximately $5,992,202.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:13,204,755.

Company Symbol-BOVI Company SIC (Standard Industrial Code) 3841-98

DOCUMENTS INCORPORATED BY REFERENCE

There are no documents incorporated by reference.

Bovie Medical Corporation
2001 Form 10-KSB Annual Report

Table of Contents

Part I                                                             Page

Item 1.      Description of Business...............................

Item 2.      Properties............................................

Item 3.      Legal Proceedings.....................................

Item 4.      Submission of Matters to a Vote of
             Security Holders......................................

Part II

Item 5.      Markets and Market Prices.............................

Item 6.      Management's Discussion and Analysis..................

Item 7.      Financial Statements   (See Financial Section)

Item 8.      Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure................

Part III

Item 9.      Directors, Executive Officers, Promoters
             and Control Persons...................................

Item 10.     Remuneration..........................................

Item 11.     Security Ownership of Certain Beneficial Owners
             and Management of Bovie Medical Corporation...........

Item 12.     Certain Relationships and Related Transactions........

Item 13.     Exhibits and Reports on Form 8-k......................

BOVIE MEDICAL CORPORATION

Part I

Item 1. Description of Business.

Background

Bovie Medical Corporation (“the Company”) was incorporated in 1982, under the laws of the State of Delaware and has its principal executive office at 734 Walt Whitman Road, Melville, New York 11747.

The Company is actively engaged in the business of manufacturing and marketing medical products and developing related technologies. Aaron Medical Industries, Inc. ("Aaron"), a 100% owned subsidiary based in St. Petersburg, Florida is engaged in marketing the Companys medical products. Although the Company’s largest current product line is battery operated cauteries, the Company has shifted its focus to the manufacture and marketing of generators and electrosurgery disposables. This new focus is evident in the development of the Aaron 800, Aaron 900, Aaron 1200, Aaron 1250 and Aaron 2100, high frequency desiccators (generators). The Aaron 1250 and Aaron 2100 are designed for today’s rapidly expanding surgi-center market. Additionally, each of the above generators will also be marketed under the Bovie name.

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

Company Products

Battery Operated Cauteries

Battery operated cauteries constitute the Company’s largest product line. Cauteries were originally designed for precise hemostasis (to stop bleeding) in ophthalmology. The current use of cauteries has been substantially expanded to include sculpting woven grafts in bypass surgery, vasectomies, evacuation of subungual hematoma (smashed fingernail) and for arresting bleeding in many types of surgery. Battery operated cauteries are primarily a sterile one-time use product. The Company manufactures more types of cauteries than any other company in the world, including but not limited to, a line of replaceable battery and tip cauteries, which are popular in overseas markets.

Electrosurgery Products

The Company continues to expand its line of electrosurgery products. Electrosurgery products include generators, electrodes, electrosurgery pencils, and various ancillary disposable products. These products are used in surgery for the cutting and coagulation of tissues and constitute the Company’s second largest product line. Our accessory electrosurgery products are substantially compatible with all major manufacturers’ electrosurgery generator products. All electrosurgery generators and accessories are marketed using the Bovie trademark, which is recognized internationally in electrosurgery. It is estimated that 80% of all surgical procedures performed worldwide are accomplished by electrosurgery, which includes surgical procedures in gynecology, urology, plastic surgery, general surgery and dermatology.

Bovie/Aaron 800 and 900 High Frequency Desiccators

The Aaron 800 and Aaron 900 are low powered office based generators designed primarily for dermatology and plastic surgery. The units are 30 watt high frequency desiccators used mainly in doctors’ offices for removing small skin lesions and growths.

Bovie/Aaron 1200

The Company has developed a 120 watt, full-featured electrosurgery generator for outpatient surgical procedures. It was designed mainly for use in doctors’ offices and is utilized in a variety of specialties including: dermatology, gynecology, and plastic surgery.

Bovie/Aaron 1250

The Company has developed, a 120 watt multipurpose electrosurgery generator. The unit also features monopolar and bipolar functions with pad sensing. The product has received a positive response from the OEM community and is being produced in at least two private label formats in addition to the Bovie/Aaron label.

Bovie/Aaron 2100

The Company has developed, a 200 watt multipurpose electrosurgery generator, designed for the rapidly expanding surgi-center market in the United States. The unit features both monopolar and bipolar functions, has pad and tissue sensing plus nine blended cutting settings. This powerful unit has the capability to do practically any procedure performed today in the surgi-center or outpatient setting.

New Generators

In addition to the Aaron 2100 and 1250, the Company is continuing to develop and expand its range of electrosurgery generators. The Company has two generators currently in the design and development phase. The first new generator is expected to be released in the third quarter of 2002 and the second is expected to be ready for release near the end of 2002.

Jump Unipolar Low Temperature Focused Plasma Technology

In February, 2000, the Company entered into a Joint Venture Agreement with a German corporation, Jump Agentur Fuer Elektrotechnik GMBH. Pursuant to the agreement, Bovie advanced $200,000 to the partnership to cover costs of further European research toward the production of two commercial prototypes. Bovie has made available its facilities in Florida available for development, manufacturing and marketing of the products of the joint venture and is responsible to expend its best efforts to secure all necessary financing for the research, development and marketing of the products estimated to be an amount up to $1,500,000.

The joint venture acquired an exclusive license to produce and market any surgical device utilizing this technology. As of December 31, 2001, Bovie had advanced $200,000 to the joint venture and expensed $24,924 in development costs plus engineering’s costs estimated at $45,000.

The technology utilizes a gas ionization process utilizing only one working electrode. The device produces a stable thin focused beam of ionized gas that can be controlled in a wide range of temperatures and intensities, providing the surgeon with precision, minimal invasiveness and an absence of conductive currents during surgery.

The device has been developed and patented in both Europe and the U.S. Bovie is currently building its first prototypes for eventual FDA submission and approval. The initial intended uses are in the areas of Dermatology and Plastic Surgery. Other contemplated uses for the technology are: cardiovascular, thoracic, gynecological, trauma and other surgeries.

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

Government Regulation

United States

The Company’s products and research and development activities are subject to regulation by the FDA and other regulatory bodies. FDA regulations govern, among other things, the following activities:

o Product development.
o Product testing.
o Product labeling.
o Product storage.
o Pre-market clearance or approval.
o Advertising and promotion.
o Product traceability, and
o Product indications.

In the United States, medical devices are classified on the basis of control deemed necessary to reasonably ensure the safety and effectiveness of the device. Class I devices are subject to general controls. These controls include registration and listing, labeling, pre-market notification and adherence to the FDA Quality System Regulation. Class II devices are subject to general and special controls. Special controls include performance standards, post market surveillance, patient registries and FDA guidelines. Class III devices are those which must receive pre-market approval by the FDA to ensure their safety and effectiveness.

Manufacturing

Manufacturing and distribution of our products may be subject to continuing regulation by the FDA. We will also be subject to routine inspections by the FDA to determine compliance with the following:

o Quality System Regulations.
o Medical device reporting regulations, and
o FDA restrictions on promoting products for unapproved or off-label uses.

In addition to regulations enforced by the FDA. We are also subject to regulations under the Occupational Safety and Health Act, the Environmental Protection Act and other federal, state and local regulations.

International

To market products in the European Union and countries other than the United States, we must obtain regulatory approval similar to that required by the FDA. All the Company medical devises are classified as Class III devices under the European Medical Devices Directive. Therefore, we were required to obtain a “CE Mark” certification from a “Notified Body” in one of the member countries in the European Union. CE Mark certification is an international symbol of adherence to quality assurance standards and compliance with the applicable European Medical Devices Directive.

Approval by a Notified Body typically includes a detailed review of the following:

o Description of the device and its components,
o Safety and performance of the device,
o Clinical evaluations with respect to the device,
o Methods, facilities and quality controls used to manufacture the device, and
o Proposed labeling for the device.

Manufacturing and distribution of a device is subject to continued inspection and regulation by the Notified Body after CE Mark certification to ensure compliance with quality control and reporting requirements.

Pre-market notification clearance must be obtained for many Class I and most Class III devices when the FDA has not called for pre-market approval. A pre-market approval application is required for most Class III devices. A pre-market approval application must be supported by valid scientific evidence to demonstrate the safety and effectiveness of the device. The pre-market approval application typically includes:

o Results of bench and laboratory tests, animal studies, and clinical studies,
o A complete description of the device and its components,
o A detailed description of the methods, facilities and controls used to manufacture the device, and
o Proposed labeling.

The approval process can be expensive, uncertain and lengthy. A number of devices for which FDA approval has been sought by other companies have never been approved for marketing.

In July of 1998, we received ISO 9001 and EN 46001 qualification of our products, a principal step in the CE Mark certification process. We obtained CE Mark certification to market our products in the European Union in 1999. In addition to CE Mark certification, each member country of the European Union maintains the right to impose additional regulatory requirements.

Outside of the European Union, regulations vary significantly from country to country. The time required to obtain approval to market products may be longer or shorter than that required in the United States or the European Union. Certain European countries outside of the European Union do recognize and give effect to the CE Mark certification. We are permitted to market and sell our products in those countries.

Patents and Trademarks

The Company owns a total of fourteen patents. No assurance can be given that competitors will not infringe the Company’s patent rights or otherwise create similar or non-infringing competing products that are technically patentable in there own right. (See competition)

Liability Insurance

The manufacture and sale of medical products entail significant risk of product liability claims. The Company currently maintains product liability insurance with combined coverage limits of 5 million on a claim made basis. There is no assurance that this coverage will be adequate to protect the Company from any liabilities it might incur in connection with the sale or testing of its products. In addition, the Company may need increased product liability coverage as products are commercialized. This insurance is expensive and in the future may not be available on acceptable terms, if at all.

Research and Development

The approximate amount expended by the Company on research and development of its products during the years 2001 and 2000, totaled $463,133 and $513,020, respectively. The Company has not incurred any direct costs relating to environmental regulations or requirements.

Employees

Presently the Company has a total of approximately 108 employees. These consist of 5 executives, 10 administrative, 6 sales, and 87 technical support and factory employees.

Significant Subsidiary - Aaron Medical Industries, Inc.

Aaron Medical Industries, Inc., is a Florida Corporation with offices in St. Petersburg, Florida. It is principally engaged in the business of marketing Company medical products.

Purchase Company Shares

The Company entered into an agreement in December, 1999, whereby the Company agreed to repurchase 2,000,000 shares from a major shareholder group which had originally acquired its shares in connection with the ART transaction in 1998. The purchase was completed in November 2001.

Item 2. Properties.

The Company has executive office space at 734 Walt Whitman Road, Melville, New York and its St. Petersburg, Florida facility. The Company leases the executive offices in New York for $1,350 per month and the lease expires in the year 2003.

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

In February of 1998, the environmental engineering firm Geo-Ambient conducted a second addendum to the CAR, (CAR Addendum II) to complete the additional work requested by the FDEP. Based on the results of CAR Addendum II, Geo-Ambient recommended to the FDEP that a “no further action” status be granted for the site.

Based on the “no further action” finding by Geo-Ambient and the anticipated issuance of an SCRO by the FDEP, management of the Company had estimated the present value of the cost of environmental work to be zero.

On February 16, 2001, Meryman Environmental, Inc. conducted a ground water test and determined “the data continues to show an overall decrease in the mass contamination at the site”.

At the end of 2001 the remediation was complete and the seller was released and his mortgage paid off.

Item 3. Legal Proceedings

There are no material legal proceedings pending against the Company that the Company believes could have an adverse effect on the Company’s financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to securities holders during the year ended December 31, 2001.

PART II

Item 5. Markets and Market Prices

Bovie’s common stock is traded in the over-the-counter market on the National Association of Securities Dealers, Inc. Bulletin Board (“OTC Bulletin Board”). The table shows the reported high and low bid prices for the common stock during each quarter of the last eight quarters as reported by the OTC Bulletin Board (symbol “Bovi”). These prices do not represent actual transactions and do not include retail markups, markdowns or commissions.

               2001                               High            Low
               ----                               ----            ---

           1st Quarter                         $   .79         $  .68

           2nd Quarter                             .71            .45

           3rd Quarter                             .70            .51

           4th Quarter                             .82            .51

              2000
              ----

           1st Quarter                           $1.50           $.75

           2nd Quarter                            1.05            .65

           3rd Quarter                            1.50            .70

           4th Quarter                            1.50            .55

On February 28, 2002, the Closing bid for Bovie’s Common Stock as reported by the OTC Bulletin Board was $.64 per share. As of February 28, 2002, the total number of shareholders of the Company’s Common Stock was approximately 1,500, of which approximately 700 are shareholders whose shares are held in the name of their broker or stock depositories or the escrow agent holding shares for the benefit of Bovie Medical Corporation shareholders and the balance are shareholders who keep their shares registered in their own name.

Item 6. Management's Discussion and Analysis.

Results of Operations

Bovie’s net revenues for 2001 were approximately $11.48 million as compared to $9.93 million for 2000. The increase in sales of $ 1.55 million (18%) was the net result of an increase in revenues from the sale of cauteries and electrosurgery products. The sales for medical products represented approximately 89% of total sales in 2001 and 2000.

The cost of goods sold increased by $731,672 (15%) from $4,992,749 in 2000 to $5,724,421 in 2001. The percentage of gross profit from sales increased from 49% in 2000 to 51% in 2001. Increased margins are partly attributable to certain component manufacturing being undertaken in Europe and the Far East. The difference in cost of sales and gross profit were principally due to an increase in sales and decrease in cost of sales of the Company’s family of cauteries. For both years 2001 and 2000 cauteries accounted for 42% of sales, and 36% of cost of goods sold.

Research and development expenses decreased by $49,887 (10%) from $513,020 to $463,133, from 2000 to 2001. The Company continued to invest in the development of electrosurgery devices and other Company products. Research and development costs are made up of material, engineering, and payroll costs.

The Company's effective federal income tax rate is 35%. As a result of the net gain in the past two years, the Company has increased its projected net operating loss tax benefit asset by $236,557. The net operating loss carryover is $8.02 million.

General and administrative expenses of the Company increased $507,135 or 30% from $1.7 million in 2000 to $2.2 million in 2001. This was mainly attributable to: 1. An increase in trade show and advertising expenses of $135,000, 2. An increase of $71,800 in the cost of discontinued European operations, 3. An increase in cost of general liability insurance of $64,430 and, 4. A write down of obsolete inventory of $108,000.

Salaries and related costs increased by 20% from $1.8 million in 2000 to $2.2 million in 2001. The increase in salaries was due in part to the hiring of additional administrative, quality control and technical personnel and the overtime needed primarily to produce electrosurgery products.

Cost of professional services decreased by 16% from $379,289 in 2000 to $320,480 in 2001. Professional fees were primarily related to consulting, auditing and legal costs.

Gain from operations was $583,580 in 2001 as compared to an operating gain of $522,876 in 2000. Net gain of the Company in 2001 was $784,293 as compared to net gain in 2000 of $583,580, an increase of 56%.

Total other costs as a percentage of sales were 44% in 2001 as compared to 45% in 2000. These costs primarily increased due to the costs associated with the increased sales and development of the electrosurgery line of products. For the year 2001, total other costs were $5,176,333 as compared to $4,420,261 for 2000, a 17% increase.

The Company sells its products through distributors both overseas and in US markets. New distributors are contacted through responses to Company advertising in international and domestic medical journals and domestic or international trade shows.

During 2001, international sales of the Company’s product lines increased by a total of $372,000 (23%). In 2000, these sales were $1.6 million (16% of total sales) as compared to $2.0 million (17% of total sales) in 2001. The Company recently closed it sales office in Germany and will market European operations from the U.S.A.

In the fourth quarter of 1998, the Company made agreements with various sales representatives to develop markets for its new products and maintain customer relations. The representatives receive an average commission of approximately 2% of sales in their market areas. In 2001 and 2000, commissions paid were $220,109 and $176,425, respectively, an increase of 25%.

An adequate supply of raw materials is available from both domestic and international suppliers. The relationship between the Company and its suppliers is generally limited to individual purchase order agreements, supplemented by contractual arrangements with key vendors to ensure availability of certain products. The Company has developed multiple sources of supply where possible.

In order to provide additional working capital, the Company has secured a $1,500,000 credit facility with a local commercial bank. This facility is payable on demand by the bank.

Financial Condition

As of December 31, 2001, cash totaled $578,354 as compared to $278,662 at December 31, 2000. Cash provided by operating activities was $940,777 in 2001 compared to $657,500 in 2000. Net working capital of the Company was $2,924,709 and $2,506,882 on December 31, 2001 and 2000, respectively.

The amount of cash used in investing activities was $639,869 in 2000, compared to $519,308 in 2001. The Company continued to invest in property, plant and equipment needed for future business requirements, including manufacturing capacity. In the year 2000, the Company invested $200,000 in a joint venture involving a new unipolar low temperature plasma technology.

The net cash used by financing activities was $154,043 in 2000 as compared to $121,777 in 2001. The most significant item of financing activity in 2000 resulted from the re-purchase of 400,000 shares of the Company’s common stock for $152,000, from a major shareholder group that acquired it in connection with the ART transaction in 1998. The most significant activity in 2001 was the refinancing of the Company’s line of credit which was raised from $600,000 to $1,500,000 and the refinancing of the Company’s first mortgage on its St. Petersburg facility from $372,652 to $475,000.

The Company believes that it has the financial resources needed to meet business requirements in the foreseeable future, including capital expenditures needed for the expansion of its manufacturing site, working capital requirements, and product development programs.

The Company’s ten largest customers accounted for approximately 59% of net revenues for 2001 as compared to 58% in 2000. At December 31, 2001, the Company’s ten largest trade receivables accounted for approximately 63% of outstanding trade receivables as compared to 58% in 2000.

Outlook

The statements contained in this Outlook are based on current expectations. These statements are forward looking and actual results may differ materially.

The Company believes that the world market for disposable medical products, including the Company’s battery-operated cauteries, have growth potential since these products have not been affordable or effectively marketed outside the U.S. Due to these factors, the Company has designed certain disposable products to be reusable. The Company presently has a significant portion of the U.S. cautery market and expects moderate growth in sales of cautery-related products to continue.

The Company has focused on expanding its line of electrosurgery products. Electrosurgery products sold by the Company include the standard stainless steel electrodes, the Bovie Aaron 800, Bovie Aaron 900, Bovie Aaron 1200, Bovie Aaron 1250, and the Bovie Aaron 2100 high frequency generators. Pursuant to perceived market demands, the Company is developing a higher wattage generator and other specialty electrosurgery devices.

From 2000 to 2001, the Company’s electrosurgery sales increased by 40% from $2.5 million to $3.5 million. The increase was mainly attributable to private label sales to other electrosurgery manufacturers. With the introduction of new electrosurgery products, the Company expects electrosurgery sales to continue to increase in 2002. The Company, through its private label capability, anticipates continued opportunities in the domestic market. The electrosurgery product market is larger than the Company’s other traditional markets and is dominated by two competitors, ValleyLab and Conmed. The global market for electrosurery products exceeds $300 million annually.

Non-Medical Products

In 2001, the Company sales of its flexible lighting products, used primarily in the automotive and locksmith industries, totaled $885,000. One customer accounted for $650,000 of such sales.

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

Liquidity and Future Plans

The Company’s focus is to acquire, develop, and manufacture new product technologies and to expand its manufacturing capabilities.

In order to increase international sales growth and maintain its ability to sell in Europe, the Company has been certified as ISO9001/EN46001 quality system compliant and has been granted its CE mark (International Quality control.)

In December, the Company satisfied its first mortgage on the building it owns in St. Petersburg, Florida and replaced it with a new first mortgage from its prime lender in the amount of $475,000. The mortgage, loan is to be repaid over 5 years with a variable interest starting at the banks present base rate of 4.75%. The Company pays a principal payment of $2,639.00 plus interest each month. A balloon payment of $316,660 is due in December, 2006.

In May, 2001, the Company changed commercial lenders and increased its credit line from $600,000 to $1,500,000. The interest rate on the line is variable and is presently at the bank’s base rate, which is 4.75% per annum. The outstanding balance on the credit line on December 31, 2001 was $150,000. The Company believes it is in compliance with the bank’s covenants at December 31, 2001.

The Company’s future results of operations and the other forward-looking statements contained herein, particularly the statements regarding growth in the medical products industry, capital spending, research and development, and marketing and general and administrative expenses, involve a number of risks and uncertainties. In addition to the factors discussed above, other factors that could cause actual results to differ materially, are the following:

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

Item 7. Financial Statements.

(See Attached)

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no disagreements with, or changes in, accountants.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons

The Company’s Executive Officers and directors are as follows:

   Name                    Position                Director Since
   ----                    --------                --------------

Andrew Makrides         Chairman of the             December,1982
                        Board, President,
                        CEO and Director

J. Robert Saron         President of Aaron
                        Medical Industries, Inc.    August, 1994
                        and Director

George Kromer           Director                    October 1995

Alfred V. Greco         Director                    April, 1998

Nancy Keller            Chief Financial Officer     Resigned in 2001

Moshe Citronowicz       Executive Vice President
                        Chief Operating Officer

Charles Peabody         Chief Financial Officer
                        Secretary

Andrew Makrides, Esq. age 60, Chairman of the Board and President, member of the Board of Directors, received a Bachelor of Arts degree in Psychology from Hofstra University and a Juris Doctor Degree from Brooklyn Law School. He is a member of the Bar of the State of New York and practiced law from 1968 until joining Bovie Medical Corporation as Executive Vice President and director, in 1982. Mr. Makrides became President of the Company in 1985 and the CEO in December 1998 and has served as such to date.

J. Robert Saron, age 49, Director, holds a Bachelor's degree in Social and Behavioral Science from the University of South Florida. From 1988 to present Mr. Saron has served as a director of Aaron Medical Industries, Inc. (formerly Suncoast Medical Manufacturing, Inc.). Mr. Saron served as CEO and chairman of the Board of the Company from 1994 to December 1998. Mr. Saron is presently the President of Aaron Medical Industries, Inc., which serves as the Company's marketing subsidiary, and he is also a member of the Board of Directors of the Company.

Alfred V. Greco, Esq. age 66, Director, is the principal of Alfred V. Greco, PLLC, and has been counsel to the Company since its inception. Mr. Greco is a member of the Bar of the State of New York and has been engaged in the practice of law for the past 35 years in the City of New York. The main focus of Mr. Greco's experience for the past 30 years has been in the area of corporate and securities law during which he has represented a large number of public companies, securities brokerage firms, executives and registered representative and has developed a broad range of experience in administrative, regulatory and legal aspects of public companies. Mr.Greco graduated from the Fordham University School of Law with a Doctor of Law degree in June of 1960. He was admitted to the New York State Bar in March, 1961.

George W. Kromer, Jr., age 61, became a director on October 1, 1995. Bovie Medical Corporation has also retained Mr. Kromer on a month-to-month basis as a consultant in addition to his capacity as a director. He has been writing for business publications since 1980. In 1976, he received a Master’s Degree in health administration from Long Island University. He was engaged as a Senior Hospital Care Investigator for the City of New York Health & Hospital Corporation from 1966 to 1986. He also holds a Bachelor of Science Degree from Long Island University’s Brooklyn Campus and an Associate in Applied Science Degree from New York City Community College, Brooklyn, New York.

Moshe Citronowicz, age 49, is a graduate of the University of Be’er Sheva, Be’er Sheva, Israel, with a Bachelor of Science Degree in electrical engineering. He has also received certificates from Worcester Polytech, Lowell University and the American Management Association for completion of seminars in MRP, master scheduling, purchasing SPC, JIT, accounting and plant management.

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

Charles Peabody, CPA, age 48, graduated from Babson College with a BSBA in accounting. He is a Certified Public Accountant in the States of Florida and Vermont. During the past twenty years, Mr. Peabody has had positions ranging from vice president, finance and administration of an $11 million telecommunication equipment manufacturer to the chief financial officer of a $18 million commercial refrigeration glass door company. Mr. Peabody is a member of the American and Florida Institutes of Certified Public Accountants.

Pursuant to the agreement with Maxxim Medical, Inc. (“Maxxim”), Kenneth Davidson (a former officer of Maxxim) was designated by Maxxim to serve as a director of Bovie Medical Corp. In October, 2000, Mr. Davidson resigned as a director of Maxxim. Pursuant to instructions from Maxxim that Mr. Davidson has ceased acting as a director of the Company, management has deemed that he has officially resigned as a director of Bovie. Maxxim has elected not to replace or redesignate a replacement for Mr. Davidson.

Item 10. Remuneration

The following table sets forth the compensation paid to the executive officers of the registrant for the three years ended December 31, 2001:

                           Summary Compensation Table

                          Annual Compensation          Long Term Compensation
                          -------------------          ----------------------

                                                             Securities
                                                             Underlying
 Name and                                        Restricted     Stock
 Principal                        (a)      (b)    Stock       Option
 Position        Year    Salary    Bonus    Other  Awards(#)   SARS(#)  Pay-outs
 --------        ----    ------    -----    -----  ---------   -------  --------

Andrew Makrides  2001   $146,446   2,567   12,352      --    155,000          --
the Board        2000   $123,764   2,388    7,235      --         --          --
President, CEO   1999   $116,312   2,198    9,263      --         --          --
Chairman of
the Board

J.Robert Saron   2001   $199,485    --  3,62418,018    --    155,000          --
Director         2000   $167,528    --  3,38112,556    --         --          --
President of     1999   $166,181    --  3,24514,409    --         --          --
Aaron Medical
and Director

Moshe Citronowicz
Executive
Vice President-  2001   $149,697    2,671   17,205     --    155,000          --
Chief Operating  2000   $122,076    2,485   12,711     --         --          --
Officer          1999   $116,193    2,439   14,564     --         --          --

Manfred Sablowski
Vice President
Sales &
Marketing        2001   $105,361      407    2,360     --     25,000          --

Richard Kozloff
Quality Control
Officer          2001    $106,096   1,955    7,124     --     35,000          --

(b) Other compensation consists of medical insurance and auto.

The following two tables summarize: 1. The options granted in the last fiscal year and 2. the aggregated option exercises in the last fiscal year and the fiscal year end option values.

                      Option/SAR Grants in Last Fiscal Year

                              Individual Grants
--------------------------------------------------------------------------------
(a)                     (b)              (c)              (d)              (e)

                     Number of        % of Total
                    Securities       Options/SARs
                    Underlying        Granted to       Exercise
                      Option/         Employees in      or Base       Expiration
Name                    SARs          Fiscal Year      Price($/Sh)        Date
--------------------------------------------------------------------------------

Andrew Makrides       155,000             13.67           $ .50   April 24, 2011

Moshe Citronowicz     155,000             13.67             .50   April 24, 2011

Robert Saron          155,000             13.67             .50   April 24, 2011

Manfred Sablowski      25,000              2.20             .50   April 24, 2011

Richard Kozloff        35,000              3.09             .50   April 24, 2011

Total Issued        1,134,000              100%

                       Aggregated Option Exercises in Last
                  Fiscal Year and Fiscal Year End Option Values

                                                                         Value
                                                                          of
                                                        Number of    Unexercised
                                                      Unexercised   In-The-Money
                                                       Options at     Options at
                   Shares                   Options    Fiscal Year       Fiscal
                  Acquired on   Value       Received     End(#)           Year
Name              Exercise(#)  Realized       2001     Exercisable       End(a)
----             ------------  --------    ---------   ------------  -----------

Andrew Makrides     --            --        155,000        375,000       27,900
J. Robert Saron     --            --        155,000        395,000       27,900
Moshe Citronowicz   --            --        155,000        330,000       27,900
Manfred Sablowski   --            --         25,000         25,000        4,500
Richard Kozloff     --            --         35,000        100,000        6,500

(a) As of December 31, 2001, the exercise prices of the options which were issued in 2001 were lower than the closing sale prices on that day for the common stock by $.18 per share. The bid price as reported on OTC Bulletin Board on December 31, 2001 was $.68.

Outside Directors are compensated in their capacities as Board members through option grants. The Company's Board of Directors presently consists of J. Robert Saron, Andrew Makrides, Chairman CEO, and President, George W. Kromer, Jr. and Alfred Greco. For the past years, pursuant to a written agreement, Mr. Kromer has been retained by Bovie Medical Corporation as a business and public relations consultant on a month-to-month basis at an average monthly fee of $1,200. Mr. Greco is an officer and director of Alfred V Greco PLLC, counsel to the corporation which earned legal fees from the Company of $90,136 during 2001. In the year 2001, Messrs. Kromer and Greco were each granted 100,000 options as members of the Board of Directors.

There have been no changes in the pricing of any options previously or currently awarded.

In February 2002, the Company extended employment contracts with certain of its officers for three years. The following schedule shows all contracts and terms with officers of the Company.

                            Bovie Medical Corporation
                               Officers' Contracts
                                December 31, 2001

                        Contract     Expiration    Contractual      Auto
                          Date         Date(1)       Base Pay     Allowance
                          ----         -------       --------     ---------

Andrew Makrides         01/01/98     12/31/2007      $  92,773      $ 6,310
J. Robert Saron         01/01/98     12/31/2007        136,123        6,310
Moshe Citronowicz       01/01/98     12/31/2007         99,905        6,310

(1) Includes a two year and a three year extension- Salaries increase annually pursuant to a contract formula.

Item 11. Security Ownership of Certain Beneficial Owners and Management of Bovie

The following table sets forth certain information as of December 31, 2001, with respect to the beneficial ownership of the Company's common stock by all persons known by the Company to be the beneficial owners of more than 5% of its outstanding shares, by directors who own common stock and/or options to levy common stock and by all officers and directors as a group.

                                    Number of       Nature       Percentage
Name and                             Shares           of            of
Address                 Title       Owned (i)       Ownership     Ownership(i)
-------                 -----       ---------       ---------     ------------

Maxxim Medical Inc.    Common      3,000,000      Beneficial        18.1%
 10300 49th St. North
 Clearwater, FL 33762

Directors and Officers
----------------------

Andrew Makrides        Common        690,800(ii)  Beneficial         4.2%
 734 Walt Whitman Road
 Melville, NY 11746

George Kromer          Common        305,000(iii) Beneficial         1.8%
 P.O. Box 188
 Farmingville, NY 11738

Alfred Greco           Common        301,500(iv)  Beneficial         1.8%
 666 5th Ave.
 New York, NY 10103

J. Robert Saron        Common        827,976 (v)   Beneficial        5.0%
 Ashley Drive
 Seminole, FL

Moshe Citronowicz      Common        504,591 (vi)  Beneficial        3.0%
 7100 30th Avenue N.
 St. Petersburg, FL 33710

Officers and Directors
as a group                           2,629,867(vii)                  16.0%

(i) Based on common shares of 13,204,755 and 3,239,500 options outstanding to acquire shares. Officers and directors have 1,655,000 options to acquire shares at December 31, 2001.

(ii) Includes 375,000 shares owned by Mr. Makrides reserved pursuant to 10 year options to purchase shares of the Company. His options range from $.50 for 155,000 to $1.15 for 50,000.

(iii) Constitute 305,000 shares reserved pursuant to 10 year options owned by Mr. Kromer to purchase shares of the Company. His options range from $.50 for 100,000 shares to $1.125 for 105,000 shares.

(iv) Include 250,000 shares reserved pursuant to 10 year options exercisable up to $.75 per share.

(v) Includes 395,000 shares reserved pursuant to 10 year options exercisable between $1.125 and $0.50 per share for 155,000 shares.

(vi) Includes 330,000 shares reserved pursuant to 10 year options exercisable at $.75 per share owned by Mr. Citronowicz.

(vii) Includes 1,655,000 shares reserved for options.

Item 12. Certain Relationships and Related Transactions

Former CEO and President

In October, 1999, the Company settled its dispute with this former officer for alleged sums claimed to be due him for interest and consulting fees incurred during his affiliation with Robert Speiser, the Company. The claim was settled in the amount of $150,000, payable $50,000 upon execution of the agreement and $100,000 over 20 months at $5,000 per month. As of December 31, 2001, the Company had satisfied its debt to the former officer.

See "Certain Relationships and Related Transactions". Presently there are no lawsuits between the Company and any former officer.

Alfred V. Greco a director and the principal of Alfred V. Greco PLLC, the Company's counsel. Mr. Greco's company received $90,136 in legal fees during 2001. See "Security Ownership of Certain Beneficial Owners and Management.

George Kromer, a director, also serves as a consultant to the Company with average consulting compensation of approximately $1,200 per month.

Item 13. Exhibits and Reports on Form 8-k

No Form 8-k was filed in the fourth quarter of 2001.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Petersburg, State of Florida on March 15, 2002.

                                         Bovie Medical Corporation

                                         By: S/ Andrew Makrides
                                         ----------------------
                                         Andrew Makrides
                                         Chairman of the Board
                                         President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

         Signatures                                   Title and Date

s/Andrew Makrides                                     Chairman of Board
-----------------------------------------------------
Andrew Makrides                                       Chief Executive Officer
                                                      President, Director
                                                      March 15, 2002

S/J. Robert Saron                                     Director
-----------------------------------------------------
J. Robert Saron                                       March 15, 2002

S/George W. Kromer                                    Director
-----------------------------------------------------
George W. Kromer                                      March 15, 2002

s/Charles Peabody                                     Chief Financial Officer
-----------------------------------------------------
Charles Peabody                                       March 15, 2002

s/Alfred Greco                                        Director
-----------------------------------------------------
Alfred Greco                                          March 15, 2002
F31

PART II

ITEM 7. FINANCIAL STATEMENTS

BOVIE MEDICAL CORPORATION INDEX
TO FINANCIAL STATEMENTS

       Contents                                          Page
       --------                                          ----

Independent Auditors' Report                              F2

Consolidated Balance Sheet at
 December 31, 2001 and 2000                               F3

Consolidated Statements of Operations for the
 years ended December 31, 2001 and 2000                   F5

Consolidated Statements of Shareholders' Equity
 for the years ended December 31, 2001 and 2000           F7

Consolidated Statements of Cash Flows for the
 years ended December 31, 2001 and 2000                   F8

Notes to Consolidated Financial Statements                F11

Consent of Certified Public Accountant                    F32

Bloom & Co., LLP.
50 Clinton Street, Suite 502
Hempstead, NY 11550 516 486-5900

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors
and Shareholders of
Bovie Medical Corporation

We have audited the accompanying consolidated balance sheets of Bovie Medical Corporation as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bovie Medical Corporation as of December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Bloom & Co., LLP.
Hempstead, New York
March 13, 2002

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2001 and 2000

ASSETS

                                               2001               2000
                                               ----               ----
Current assets:

Cash                                       $  578,354        $  278,662
Trade accounts receivable, net              1,200,933         1,256,049
Inventories                                 2,419,827         1,994,564
Prepaid expenses                              128,045           111,343
Deferred tax asset                            386,200           175,010
Other Assets                                      779           111,179
                                            ---------         ---------

Total current assets                        4,714,138         3,926,807

Property and equipment, net                 1,531,658         1,552,179

Other assets:

Repair parts                                  300,272           317,698
Trade name                                  1,509,662         1,603,527
Patent rights, net                            314,691           277,644
Deposits                                        8,124            35,719
Investment Joint Venture                      200,000           200,000
                                            ---------         ---------

                                            2,332,749         2,434,588
                                            ---------        ----------

   Total Assets                           $ 8,578,545       $ 7,913,574
                                            =========         =========

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2001 and 2000
(Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

                                             2001              2000
                                             ----              ----
Current liabilities:

Accounts payable                         $  373,375        $  439,144
Accrued expenses                            499,850           350,425
Notes payable                               672,309           572,931
Due to shareholders                          32,705            57,425
Due to joint venture                             --           100,000
                                          ---------         ---------

Total current liabilities                 1,578,239         1,519,925

Stockholders' equity:

Preferred stock 10,000,000 shares
authorized, none outstanding                   --                --

Common stock par value $.001;
  40,000,000 shares authorized,
  13,204,755 and 13,685,334,
  issued and outstanding on
  December 1, 2001 and
  December 31, 2000 respectively,            13,274            13,756
  Additional paid in capital             19,814,334        19,991,488
  Accumulated deficit                   (12,827,302)      (13,611,595)
                                         ----------        ----------

Total stockholders' equity                7,000,306         6,393,649
                                         ----------        ----------

Total liabilities and
  stockholders' equity                 $  8,578,545      $  7,913,574
                                         ==========        ==========

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                            2001              2000
                                            ----              ----

Sales                                  $ 11,484,334       $ 9,935,886
Cost of sales                             5,724,421         4,992,749
                                         ----------         ---------

Gross Profit                              5,759,913         4,943,137

Other costs:
Research and development                    463,133           513,020
Professional services                       320,480           379,289
Salaries and related costs                2,183,143         1,818,489
Selling, general and
 administration                           2,209,577         1,702,442
Write down of fixed assets                       --             7,021
                                          ---------         ---------

Total other costs                         5,176,333         4,420,261
                                          ---------         ---------

Income (loss) from operations               583,580           522,876
                                          ---------         ---------

Other income and (expense):

Interest income                              10,109            28,746
Interest expense                           (70,693)         (66,803)
Miscellaneous                                50,107            15,809
                                            -------            ------

                                           (10,477)         (22,248)
                                             ------            ------

                                            573,103           500,628

Income tax expense                         (200,586)         (175,219)
Income tax benefit                          411,776           175,219
                                            -------           -------

Net income (loss)                        $  784,293        $  500,628
                                            =======           =======
The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
(CONTINUED)

                                              2001              2000
                                              ----              ----

   Net earnings per share                   $  .06            $  .04
                                              ====              ====

   Weighted average number
     of common shares outstanding       13,445,045         13,896,991
                                        ==========         ==========

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                            Warrants          Preferred              Common
                          Outstanding     Shares    Stock      Shares      Stock
                          -----------     ------    -----      ------      -----

Balance as of
 January 1, 2000            2,145,500       --        --    14,045,334   $14,116

Common shares issued for
 cash at $ .75 per share   (40,000)      --        --        40,000        40

Subscription receivable
 paid in cash                      --       --        --          --          --

Common shares purchased
 from shareholder for cash
 at $.38 per share and
 retired                           --       --        --      (400,000)    (400)

Income for period                  --       --        --          --         --
                              -------     ----       ---       -------    ------

Balance as of
 December 31, 2000          2,105,500       --        --    13,685,334    13,756

Warrants issued             1,134,000

Warrants forfeited         (330,500)

Common shares purchased
 from shareholder for
 cash at $.38 per share
 and retired                                                 (480,579)    (481)

Subscription receivable
 paid in cash

Income for period                  --       --        --             --       --
                            ---------      ---       ---    -----------   ------

Balance as of
 December 31, 2001          2,909,000      --        --     13,204,755   $13,275
                            =========     ===       ===     ==========    ======

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                              Paid-in
                              Capital             Deficit            Total
                              -------             -------            -----

Balance as of
January 1, 2000             20,111,957        (14,112,223)       $ 6,013,850

Common shares
 issued for cash
 at $.75 per share              29,960                 --             30,000

Subscription
 receivable
 paid in cash                    1,171                 --              1,171

Common shares
 purchased from
 shareholder for
 cash at $.38 per
 share and retired            (151,600)                --           (152,000)

Income for period                   --            500,628            500,628
                            ----------         ----------          ---------

Balance as of
 December 31, 2000          19,991,488        (13,611,595)         6,393,649

Warrants issued

Warrants forfeited

Common Shares
 Purchased from
 shareholder for
 cash at $.38 per
 share and retired          (182,518)                --           (182,999)

Subscription receivable
 paid on Cash                   5,365                 --              5,365

Income for period                  --            784,293            784,293
                            ---------         ----------          ---------

Balance as of
December 31, 2001          19,814,335        (12,827,302)         7,000,308
                           ==========         ==========          =========

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                   2001           2000
                                                   ----           ----

Cash flows from operating activities:

Net income                                   $  784,293      $  500,628

Adjustments  to reconcile  net income
to net cash  provided by operating
activities:

Depreciation and amortization                   524,242         396,810
Tax benefit of loss carryforward               (211,190)
Change in assets and liabilities:
Trade receivables                                55,116        (46,001)
Prepaid expenses                              (16,702)       (24,898)
Inventories                                   (407,837)       (312,172)
Other receivables                               110,400          19,964
Accounts payable                              (65,769)         36,890
Accrued expenses                                149,425          86,279
Short Term Notes                                 18,799              --
                                               --------         -------

Total adjustments                               156,484         156,872
                                               --------         -------

Net cash provided
 operations                                  $  940,777       $ 657,500
                                               ========         =======

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
(Continued)

                                                 2001             2000
                                                 ----             ----

Net cash provided by
 operating activities                       $ 940,777          $ 657,500
Cash flows from investing activities:

Increase in fixed assets                    (172,940)          (256,081)
Decrease in security deposits                  27,595           (30,954)
Purchase of technology                      (273,963)          (252,834)
Partnership contribution                    (100,000)          (100,000)
                                              -------            -------

Net cash (used in) investing
 activities                                 (519,308)          (639,869)

Cash flows from financing activities;

Common shares issued                               --             30,000
Loans from shareholders                      (24,720)          (43,553)
Repurchase and retirement of common stock   (183,000)          (152,000)
Reduction in subscription receivable            5,365              1,170
Pay off mortgage                            (394,422)          (39,660)
Borrowing - line of credit                         --             50,000
Mortgage payable                              475,000                 --
                                             --------            -------
Net cash (used in)
 financing activities                       (121,777)          (154,043)
                                             --------            -------

Net increase in cash                          299,692           (136,412)

Cash at beginning of year                     278,662            415,074
                                             --------            -------

Cash at end of year                         $ 578,354          $ 278,662
                                             ========            =======

Cash paid during the twelve months ended December 31:

                                              2001                 2000
                                              ----                 ----

Interest                                    $ 69,421            $ 64,500
Income Taxes                                      --                  --

The accompanying notes are an integral part of these financial statements.

BOVIE MEDICAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE YEAR ENDED DECEMBER 31, 2001 AND 2000

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2000

1. The Company agreed to fund the Jump/Bovie joint venture for $200,000 of which it funded $100,000 in 2000.

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2001

There were no non-cash investing on financing activities in 2001.

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

Fair Values of Financial Instruments

Cash and cash equivalents. Holdings of highly liquid investments with maturities of three months or less, when purchased, are considered to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair values. The amount of federally insured cash deposits was $100,000 as of December 31, 2001.

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

Inventories and Repair Parts

Inventories. Inventories are stated at the lower of cost or market. Cost is determined principally on the average actual cost method. Inventory at fiscal year-end was as follows:

               Raw materials              $1,222,349
               Work in process               614,342
               Finished goods                583,136
                                           ---------

                   Total                  $2,419,827
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

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

As of December 31, 2001, the inventory of parts was as follows:

       Raw materials                                         $ 520,491
       Allowance for excess or obsolete parts                 (220,219)
                                                               -------

                                                             $ 300,272
                                                               =======

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

Intangible assets consist of patent rights and goodwill. Goodwill represents the excess of the cost of assets of the acquired companies over the values assigned to net tangible assets. These intangibles are being amortized by the straight-line method over a 5-year period. Effective January 1, 1996, the Company adopted the Statement of Financial Accounting Standards (SFAS) No.121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of”. In accordance with SFAS No.121, the Company reviews long-lived assets for impairment whenever events or changes in business circumstances occur that indicate that the carrying amount of the assets may not be recovered. The Company assesses the recovery ability of long-lived assets held, and to be used, based on undiscounted cash flows and measures the impairment, if any, using discounted cash flows. Adoption of SFAS No.121 did not have a material impact on the Company’s consolidated financial position, operating results or cash flows.

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

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Environmental Remediation

The Company accrues environmental remediation costs if it is probable that an asset has been impaired, or a liability incurred, at the financial statement date and the amount can be reasonably estimated. Environmental compliance costs are expenses, as incurred. Certain environmental costs are capitalized based on estimates and depreciated over their useful lives.

Advertising Costs

All advertising costs are expensed, as incurred. The amount of advertising costs were $213,263 and $152,599 for 2001 and 2000, respectively.

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

In 1999, the Company had a net loss. The outstanding options were antidilutive and were not included in computing the net loss per share.

Research and Development Costs

The Company is continually conducting research and development activities utilizing a team approach that involves its engineering, manufacturing, and marketing resources. Although the Company has developed a number of its own products, most of its research and development efforts have historically been directed towards product improvement and enhancement of previously developed or acquired products. Research and development expenses are charged to operations. Only the development costs that are purchased from another enterprise and have alternative future use are capitalized and are amortized over estimated useful life of the asset, generally five years.

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

Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). SFAS No. 123 allows a company to adopt a new fair value based method of accounting for its stock based compensation plans, or to continue to follow the intrinsic method of accounting prescribed by the Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock to Employees”.

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

If the Company had adopted SFAS No. 123, the Company’s net income and earnings per years ended December 31, 2001 and 2000 would have been impacted as discussed in Note 9.

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

In April 1998, FASB issued SOP 98-5, “Reporting on the Costs of Start-up Activities,” which have become effective for the Company in fiscal 2000. It requires costs of start-up activities and organization costs to be expensed, as incurred. The Company currently follows this approach and such costs have been minimal in the past.

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

In February 1998, FASB issued SFAS No. 132, “Employers’ Disclosures About Pensions and Other Post-retirement Benefits” which became effective for the fiscal years beginning after December 15, 1997. The statement standardizes the disclosure requirements for pension plans and other post retirement benefits. To the extent practicable, the statement requires additional information on changes in the benefit obligations and fair value of plan assets. The Company adopted the SFAS 132. The adoption of SFAS No. 132 did not have a material impact on the Company’s consolidated financial statements, the results of operations, or the notes thereto.

In June 1998, FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” which became effective for the Company in fiscal 2000. Historically, the Company has not utilized such instruments or engaged in such activities; therefore, the adoption of SFAS No. 133 will not impact the Company’s consolidated financial statements, the results of operations, or the notes thereto.

NOTE 2. DESCRIPTION OF BUSINESS

Bovie Medical Corporation(“the Company”) was incorporated in 1982, under the laws of the State of Delaware and has its principal executive office at 734 Walt Whitman Road, Melville, New York 11747.

The Company is actively engaged in the business of manufacturing and marketing medical products and developing related technologies. Aaron Medical Industries, Inc. (“Aaron”), a 100% owned subsidiary based in St. Petersburg, Florida is engaged in the marketing and distributing of medical products. Although the Company’s largest current product line is battery operated cauteries, the Company has shifted its focus to the manufacture and marketing of electrosurgery generators and electrosurgery disposables. This new focus is

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. DESCRIPTION OF BUSINESS(Continued)

evident in the development of the Aaron 800, Aaron 900, Aaron 1200, Aaron 1250 and Aaron 2100, high frequency desiccators (generators). The Aaron 1250 and Aaron 2100 are designed for today’s rapidly expanding surgi-center market.

The Company also manufactures a variety of specialty lighting instruments for use in ophthalmology, general surgery, hip replacement surgery, and for the placement of endotracheal tubes. An industrial version of this light is distributed commercially through various retail outlets and stores.

Bovie manufactures and markets its products both under private label and the Bovie/Aaron label to distributors worldwide. Additionally, Bovie/Aaron has original equipment manufacturing (OEM) agreements with other medical device manufacturers. These OEM arrangements, combined with private label and the Bovie/Aaron label, allow the Company to gain greater market share for the distribution of its products.

Company Products

Battery Operated Cauteries

Battery operated cauteries constitute the Company’s largest product line. Cauteries were originally designed for precise hemostasis (to stop bleeding) in ophthalmology. The current use of cauteries has been substantially expanded to include sculpting woven grafts in bypass surgery, vasectomies, evacuation of subungual hematoma (smashed fingernail) and for arresting bleeding in many types of surgery. Battery operated cauteries are primarily a sterile one-time use product. The Company manufactures more types of cauteries than any other company in the world, including but not limited to, a line of replaceable battery and tip cauteries, which are popular in overseas markets.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. DESCRIPTION OF BUSINESS(Continued)

Electrosurgery Products

The Company continues to expand its line of electrosurgery products. Electrosurgery products include generators, electrodes, electrosurgery pencils, and various ancillary disposable products. These products are used in surgery for the cutting and coagulation of tissues and constitute the Company’s second largest product line. Our accessory electrosurgery products are substantially compatible with all major manufacturers’ electrosurgery generator products. All electrosurgery generators and accessories are marketed using the Bovie trademark, which is recognized internationally in electrosurgery. It is estimated that 80% of all surgical procedures performed worldwide are accomplished by electrosurgery, which includes surgical procedures in gynecology, urology, plastic surgery, general surgery and dermatology.

Bovie/Aaron 800 and 900 High Frequency Desiccators

The Aaron 800 and Aaron 900 are low powered office based generators designed primarily for dermatology and plastic surgery. The units are 30 watt high frequency desiccators used mainly in doctors’ offices for removing small skin lesions and growths.

Bovie/Aaron 1200

The Company has developed a 120 watt, full-featured electrosurgery generator for outpatient surgical procedures. It was designed mainly for use in doctors’ offices and is utilized in a variety of specialties including: dermatology, gynecology, and plastic surgery.

Bovie/Aaron 1250

The Company has developed a 120 watt multipurpose electrosurgery generator. The unit also features monopolar and bipolar functions with pad sensing. The product has received a positive response from the OEM community and is being produced in at least two private label formats in addition to the Bovie/Aaron label.

Aaron 2100

The Company has developed, a 200 watt multipurpose electrosurgery generator, designed for the rapidly expanding surgi-center market in the United States. The unit features both monopolar and bipolar functions, has pad and tissue sensing plus nine blended cutting settings. This powerful unit has the capability to do practically any procedure performed today in the surgi-center or outpatient setting.

New Generators

In addition to the Aaron 2100 and 1250, the Company is continuing to develop and expand its range of electrosurgery generators. The Company has two generators currently in the design and development phase. The first new

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. DESCRIPTION OF BUSINESS(Continued)

New Generators(Continued)

generator is expected to be released in the third quarter of 2002 and the second is expected to be ready for release near the end of 2002.

Jump Unipolar Low Temperature Focused Plasma Technology

>In February, 2000, the Company entered into a Joint Venture Agreement with a German corporation, Jump Agentur Fuer Elektrotechnik GMBH. Pursuant to the agreement, Bovie has advanced $200,000 to the partnership to cover costs of further European research the production of two commercial prototypes. Bovie has made its facilities in Florida available for development, manufacturing and marketing of the products of the joint venture and is responsible to expend it’s best efforts to secure all necessary financing for the research, development and marketing of the products estimated to be an amount up to $1,500,000.

The joint venture acquired an exclusive license to produce and market any surgical device utilizing this technology. As of December 31, 2001, Bovie had advanced $200,000 to the joint venture and expensed $24,924 in development costs plus engineering costs estimated at $45,000.

The technology incorporates a gas ionization process utilizing only one working electrode. The device produces a stable thin focused beam of ionized gas that can be controlled in a wide range of temperatures and intensities, providing the surgeon with precision, minimal invasiveness, and an absence of conductive currents during surgery.

The device has been developed and patented in both Europe and the U.S. Bovie is currently building its first prototypes for eventual FDA submission and approval. The initial intended uses are in the areas of dermatology and plastic surgery. Other contemplated uses for the technology are: cardiovascular, thoracic, gynecological, trauma and other surgeries.

Battery Operated Medical and Industrial Lights

>The Company manufactures a variety of specialty lighting instruments for use in ophthalmology as well as patented specialty lighting instruments for general surgery, hip replacement surgery and for the placement of endotracheal tubes in emergency and pro-surgery procedures. These lighting instruments have also been adapted for commercial and industrial use and are sold to automotive mechanics through Companies such as Snap-On Tools, MAC and Matco.

Nerve Locator Stimulator

The Company manufactures a nerve locator stimulator primarily used for identifying motor nerves in hand and facial reconstructive surgery. This instrument is a self-contained, battery operated unit, used for single surgical procedures.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. DESCRIPTION OF BUSINESS(Continued)

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

Burrows, McKesson, HBOC, IMCO, NDC (Abco, Cida and Starline), Owens & Minor, and Physician Sales & Service.

NOTE 3. TRADE ACCOUNTS RECEIVABLE

As of December 31, 2001 the trade accounts receivable were as follows:
      Trade accounts receivable                              $ 1,277,882
      Less: allowance for doubtful accounts                       76,949
                                                               ---------

      Trade accounts receivable, net                         $ 1,200,933
                                                               =========

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2001 property, plant and equipment consisted of the following:
        Equipment                                            $  667,353
        Building                                                637,485
        Furniture & Fixtures                                439,850
        Leasehold Improvements                                  302,865
        Molds                                                   351,562
                                                              ---------
                                                              2,399,115
        Less: accumulated depreciation                          867,460
                                                              ---------

        Net property, plant, and equipment                   $1,531,658
                                                              =========
Depreciation expenses for the years ended December 31, 2001 and 2000 were $193,461 and $172,903, respectively.

NOTE 5. RENTAL AGREEMENTS

The Company has executive office space at 734 Walt Whitman Road, Melville, NY and at its St. Petersburg, Florida facility. The Company leases the

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. RENTAL AGREEMENTS (CONTINUED)

executive offices in NY for $1,350 per month and the lease expires in the year 2003. In May of 2000, the Company renewed the lease for three years at $16,194 per year. On November 1, 2000, the Company entered into a lease to rent 1,350 square feet to be used as office space at 2,997 Tyrone Blvd., St. Petersburg, Florida. The rent was at the rate of $1,673.21 per month for three years. On November 1, 2001 the Company leased 1,800 additional square feet in the same building at a monthly rental of $3,230.06. the lease expires October 31, 2003. The following is a schedule of future minimum rental payments as of December 31, 2001:
                                Year                       Amount
                                ----                       ------

                                2002                     $ 55,212
                                2003                       37,696

Total consolidated rent expense for the Company was $36,306 in 2001 and $22,973 in 2000.

NOTE 6. DUE TO SHAREHOLDERS

A former Chief Executive Officer (CEO) and past President made cash loans to the Company during the period October 12, 1990 to December 31, 1993 in the amount of $180,500. In addition to these loans, the past CEO advanced his own cash of $76,100 in the form of loans for product development, travel and other expenses. Interest on these loans were at 9% to 12% and had been accrued from inception. In October 1999, this dispute was settled for $150,000 which included a consulting fee. The Company paid $50,000 down and $5,000 per month for 20 months. During 2001, the Company satisfied its obligation to its former officer.

In response to the recission offer made by Bovie Medical Corporation to Aaron’s former shareholders, certain shareholders owning 46,800 shares have not contacted the Company. The amount due to these shareholders, including $13,918 of accrued interest, is $32,705.

NOTE 7. INTANGIBLE ASSETS

At December 31, 2001, intangible assets consisted of the following:
      Classification                                   Amount
      --------------                                   ------
      Electrosurgery Technology                     $  803,534
      Multifunction Cautery                             59,400
      Patent rights                                     87,769
      Goodwill                                         188,000
      Trade name                                     1,877,299
                                                     ---------
                                                     3,016,002
      Less: Accumulated Amortization                 1,191,649
                                                     ---------

                                                    $1,824,353
                                                     =========

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. INTANGIBLE ASSETS (CONTINUED)

The cost of patents, trademarks, patent rights, technologies and copyrights acquired are being amortized on the straight-line method over their remaining lives, ranging from 2 to 20 years. Amortization expense charged to operations in 2001 and 2000 was $151,529 and $164,474, respectively.

NOTE 8. LONG-TERM DEBT

The long-term debt of the Company includes a mortgage, debentures and notes payable.
         Bonds payable                              $  20,000
         Mortgage payable                             475,000
         Term loan                                     27,309
         Line of credit- bank                         150,000
                                                      -------

                                                    $ 672,309
                                                      =======

Mortgage Payable

Mortgage payable at 10% was issued to the former landlord for the purchase of the property located at 7100 30th Avenue North, St. Petersburg, Florida was secured on June 26, 1995 for $500,000 payable in monthly installments of $5,673.06, inclusive of interest, until July 1,1998 when a balloon payment of $ $442,733 was due. In December 2001, the Company refinanced the mortgage due to Krause with a first mortgage on its property at 7100 30th Avenue North St. Petersburg. The Company cleared the environmental problem with the property and was able to replace and refinance the Krause mortgage with a new first mortgage of $475,000 from its commercial lender. The interest the Company pays on the mortgage is variable at the banks base rate which is 4.75% at presently. The Company makes principal payments of $2,639 per month plus interest. The mortgage has a balloon payment of $320,562 due in November of 2006.

Line of Credit - Commercial Bank

Advances under the new line of credit secured in May of 2001 are limited to the lesser of $1,500,000 or 80% of net accounts receivable from non-affiliated parties. Availability was net of $150,000 already advanced. The annual interest rate on the loan is variable and is based on the bank’s base rate. The line has no expiration date and is due on demand by the bank. The bank has a security interest in inventory, accounts receivable and equipment of the Company (the collateral). The balance due the bank on the credit line at December 31, 2001 was $150,000.

NOTE 9. OPTIONS

As of December 31, 2001, outstanding options were as follows:

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. OPTIONS (CONTINUED)

        Number of Options                         Exercise
      Currently Exercisable                         Price

             50,000                                  1.150
            307,000                                  1.125
             30,000                                  1.120
          1,388,000                                  0.750
          1,134,000                                  0.500
          ---------                                  -----

          2,909,000                                $  .703 (a)
          =========                                  =====

(a) The amount of $.70 represents the weighted average exercise price of the outstanding options.

In 1996, the Company set aside 1,200,000 common shares for employee stock options and issued 921,000 non-statutory stock options to employees exercisable at $.75 to $1.15 per share.

In 1997, as part of the 1996 plan, the Company issued 143,000 options to employees under of the employee benefit plan exercisable at $.75 to $1.15 per share.

As per the Company’s 1998 services and compensation plan, we set aside 1,200,000 common shares for employee stock options and issued 800,000 options. In the fourth quarter of 1999, the Company authorized the issuance of 165,000 options from its 1998 plan, of which 145,000 were to non-executive employees.

In 2001, 330,500 1996 stock options expired and were canceled, 577,500 5 year options previously granted under the 1996 plan were replaced by additional 5 year options which effectively extended the original terms an additional 5 years.

In 2001, the Company set aside 1,200,000 shares of common stock and granted 1,134,000 options to employees to purchase that stock at $.50 per share. The bid price of Bovie shares was $.50 per share on the date of the grant.

All outstanding exercisable stock options expire at various dates through December, 2011. At December 31, 2001, a total of 2,909,000 shares of common stock have been reserved for issuance. Options are currently exercisable with a weighted average life of approximately seven years.

The Company has adopted the “disclosure-only” provision of the Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost has been recognized for the common stock option plans.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. OPTIONS (CONTINUED)

The Company used the Black-Scholes Model to determine the fair value of the options with the following weighted average assumptions, zero dividend yield; expected volatility of 50%; and risk free interest rate of 6% and expected average life of seven for the 2,909,000 options issued in 1998 and 2001, respectively.

Had the compensation cost for the Company’s two stock option issuances been determined based on the fair value at the grant date for awards in 1996 consistent with the provisions of SFAS No.123, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                  2001                  2000
                                                  ----                  ----

Net earnings - as reported)                    $ 784,293             $ 500,628
Net earnings  - pro forma                        684,391               500,628
Gain(Loss) per share                             .06                      .04
Gain (Loss) per share-pro forma                  .05                      .04

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions, zero dividend yield; expected volatility of .50%; risk-free interest rate of 6.34%; and expected lives of 3 years.

NOTE 10. NET OPERATING LOSS CARRYFORWARDS

As of December 31, 2001, the components of deferred tax assets were as follows:

        Deferred tax assets:                           2001             2000
                                                       ----             ----

        Accounts receivable                              76,949     $   57,647
        Inventories                                     390,458        289,457
        Net operating loss carryforwards              2,980,000      3,181,000
        Patent rights, primarily due to
         amortization                                   124,747        103,747
                                                      ---------      ---------

        Total gross deferred tax assets               3,572,154      3,631,851

        Less: Valuation allowance                     3,185,954      3,456,841
                                                      ---------      ---------

        Net deferred tax assets - current           $   386,200     $  175,010
                                                      =========      =========

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. NET OPERATING LOSS CARRYFORWARDS (CONTINUED)

The Company had net operation losses (NOLs) of approximately $8,024,000 at December 31, 2001. These NOLs and corresponding estimated tax assets, computed at a 35% tax rate, expire as follows:

        Year loss          Expiration           Loss         Estimated
        Incurred              Date             Amount        Tax Asset
        --------              ----             ------        ---------

         1987                 2007            718,000          251,000
         1988                 2008            757,000          265,000
         1989                 2009            374,000          131,000
         1990                 2010            382,000          134,000
         1991                 2011            246,000           86,000
         1992                 2012          1,004,000          352,000
         1993                 2013            465,000          163,000
         1994                 2014          1,197,000          419,000
         1995                 2015            637,000          223,000
         1998                 2018            548,000          192,000
         1999                 2019          2,184,000          764,000
                                          -----------        ---------

          Total                          $  8,512,000       $2,980,000
                                          ===========        =========

Under the provisions of SFAS 109, NOLs represent temporary differences that enter into the calculation of deferred tax assets. Realization of deferred tax assets associated with the NOL is dependent upon generating sufficient taxable income prior to their expiration.

Management believes that there is a risk that certain of these NOLs may expire unused and, accordingly, has established a valuation allowance against them. Although realization is not assured for the remaining deferred tax assets, based on the historical trend in sales and profitability, sales backlog, and budgeted sales of the Company's wholly owned and consolidated subsidiary, Aaron Medical Industries, Inc., management believes it is likely that they may not be totally realized through future taxable earnings. However, the net deferred tax assets could be reduced in the near term if management's estimates of taxable income during the carryforward period are significantly reduced.

The valuation allowance of $3,456,841 as of December 31, 2000 was decreased by $270,887. The change in valuation allowance was a consequence of using $201,000 of tax loss carryforward, recognizing additional tax assets of $211,200 and reserving for additional allowances for accounts receivable and inventory loss of $120,303, and patent amortization of $21,000. The Company believes it is possible that the benefit of these additional assets may not be realized in the future.

A reconciliation of the Federal statutory tax rate to the Company's effective tax rate is as follows:

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. NET OPERATING LOSS CARRYFORWARDS (CONTINUED)

Tax at statutory rate                                                34%
State income taxes, net of U.S. federal benefit                     2.4%
Tax benefit of loss carryforward                                  (36.2%)
                                                                   -----

Effective tax rate                                                  -0-%
                                                                   -----

NOTE 11. RETIREMENT PLANS

The Company and/or its subsidiary provides a tax-qualified profit-sharing retirement plan under section 401k of the Internal Revenue Code the ("Qualified Plans") for the benefit of eligible employees with an accumulation of funds for retirement on a tax-deferred basis and provides for annual discretionary contribution to individual trust funds.

All employees are eligible to participate if they have one year of service in the Company. The employees may make voluntary contributions to the plan of up to 15% of their annual compensation. The Company's contributions to the plan are discretionary but may not exceed 50% of the first 4% of an employees annual compensation if he contributes 4% or more to the plan. Vesting is graded and depends on the years of service. After six years of service, the employees are 100% vested.

The Company has made a contribution during 2001 and 2000 of $47,776 and $32,188 respectively, for the benefit of its employees. The Company also maintains a group health and dental insurance plan. The employees are eligible to participate in the plan after three months of full-time service in the Company.

NOTE 12. RELATED PARTY TRANSACTIONS

A director, Alfred V. Greco Esq. is the principal of Alfred Greco Pllc, the Company's counsel. Mr. Greco's Company received $90,136 in legal fees. See "Security ownership" of certain beneficial owners and management.

A director, George Kromer also serves as a consultant to the Company with an average consulting compensation of approximately $1,200 per month.

NOTE 13. PROPERTIES

As part of the purchase of 7100 30th Avenue North, St. Petersburg, Florida (manufacturing facility), the seller acknowledged it had previously conducted assessments to document environmental conditions existing on the property. The results of the assessment review are set forth in a June 23, 1994 Contamination Assessment Report (CAR) and a January 27, 1995 Contamination Assessment Addendum (CARA). The Florida Department of Environmental Protection (FDEP) stated in a letter, dated March 31, 1995, that based on their review of the CARA, the CAR could not be approved and that additional work was needed to be performed.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. PROPERTIES (CONTINUED)

In February of 1998, the environmental engineering firm Geo-Ambient conducted a second addendum to the CAR, (CAR Addendum II) to complete the additional work requested by the FDEP. Based on the results of CAR Addendum II, Geo-Ambient recommended to the FDEP that a "no further action" status be granted for the site.

A letter dated November 22, 1999 and written by Ambient Technologies Inc. ("ATI) that states that based on the ground water quality monitoring data obtained and existing site conditions, ATI recommends that a "no further action" status be granted for the site.

On February 16, 2000, Meryman Environmental, Inc. conducted a ground water test and determined "the data continues to show an overall decrease in the mass contamination at the site." In the Fourth Quarter of 2001, the site was declared remediated and the Krause Mortgage was paid off.

NOTE 14. COMMITMENTS AND CONTINGENCIES

Environmental conditions -Purchase of Building (See Note 13 - properties) Leases (See Note 5 - Rental Agreements)

There was no commitment for construction or purchase of property, plant, and equipment approximated at December 31, 2001.

Employment Agreements

The Company has employment agreements with four key employees. These agreements are for terms extending to December 31, 2007 and call for base salaries of up to $136,000.

Employee Benefit Plans

In 1996, 1998 and 2001, the Company established stock option plans under which officers, key employees and non-employee directors may be granted options to purchase shares of the Company's authorized, but unissued, Common Stock. Under its existing Employee Stock Option Plans, the Company has Options outstanding as of December 31, 2001 for employees to purchase 2,909,000 shares of common stock at exercise prices ranging from $.50 to $1.15.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Product Liability

The Company currently has product liability insurance which it believes to be adequate for its business. The Company's existing policy expires in May, 2002.

Bank Line of Credit and Term Loan

The financial covenants of the bank are:

A.Maximum Liability to Net Worth Ratio: On a consolidated basis, the Company shall maintain a Maximum Liability to Tangible Net Worth Ratio of 1.00: 1.00 defined as liability (total liabilities, including any subordinated debt) divided by Adjusted Tangible Net Worth.

B.Minimum Adjusted Tangible Net Worth: The Company shall maintain a Minimum Tangible Adjusted Net Worth of $4,000,000 at all times, defined as total net worth minus intangibles and related party receivables.

C.Minimum Fixed Charge Coverage: The Company shall maintain a Minimum Fixed Charge Coverage of 2:00:1:00 measured at the Company's fiscal year end, defined as (After tax income + depreciation + amortization + lease expense + interest expense) divided by (lease expense + interest expense + current maturities of long term debt).

The Company believes it is in compliance with the bank's covenants at December 31, 2001.

NOTE 15. EARNINGS PER SHARE

In 2001, the Company sustained a $.06 gain per share. Because the Company's average option exercise price for its options was higher than the market price of the shares on December 31, 2001, the options had an anti-dilutive effect and were not used to compute any diluted earnings per share.

NOTE 16. REPURCHASE OF SHARES

The Company entered into an agreement in December, 1999, whereby the Company agreed to repurchase 2,000,000 shares over time from a major shareholder group which had originally acquired its shares in connection with the ART transaction in 1998. The Company completed the repurchase in November of 2001.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. INDUSTRY SEGMENT REPORTING

Disclosures about Reportable Segments - Types of products and services.

Bovie has two reportable segments: medical and non-medical products. The medical products segment produces battery operated cauteries, electrosurgery products, and a variety of specialty lighting instruments for surgical use. The non- surgical segment produces and sells lighting instruments for commercial use.

Measurement of segment profit or loss and segment assets

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Bovie evaluates performance based on profit or loss from operations before income taxes not including non-recurring gains and losses and foreign exchange gains and losses. There were no intersegment sales and transfers in 2001 and 2000.

Factors Management used to Identify the Enterprise's Reportable Segments

Bovie's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

The Company's principal markets are the United States, Europe, and Latin America, with the U.S. and Europe being the largest markets based on revenues. The Company's major products include cauteries, electrosurgery generators, Bend-A-lights, nerve locators, reusable penlights and electrodes. Cauteries, disposable and replaceable, account for 41% and 42% of Company's sales for 2001 and 2000, respectively.

In 2001, one significant customer accounted for 10.6% of total sales. This customer accounted for 34% of electrosurgery sales. Another significant customer accounted for 6% and 8% of revenues in 2001 and 2000. In 2000, that customer accounted for $.9 million of non-medical sales, which is 83% of that segments sales. In 2001, that customer accounted for $.65 million in sales which was 73% of that segments sales.

The Company's ten largest customers accounted for approximately 53% of net revenues for 2000 and 59% of revenue in 2001.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. INDUSTRY SEGMENT REPORTING (CONTINUED)

At December 31, 2000 and 2001, receivable from the Companys' 10 largest customers accounted for approximately 58% and 63% of outstanding accounts receivable, respectively.

Summary information by geographic area and significant industry segments for years ended December 31, 2001 and 2000 were as follows:

                                                         Additional Information
                     Operating     Gain   Identifiable    Int.    Int.
                       Sales      (Loss)     Assets      Income   Exp.   Deprec.
                      -----      ------     ------      ------   ---   ---------

2001 - (in thousands)
Geographic Area
Domestic               $ 9,467     $ 436     $ 8,468         8      57     181
International            2,017       137         110         2      13      40
                        ------      ----       -----         -      --     ---

                      $ 11,484     $ 573     $ 8,578        10      70     221
                        ======      ====       =====        ==      ==     ===

Segment
Medical Products      $ 10,599     $ 738     $ 8,182       $ 9    $ 63   $ 208
Non-medical Products       885      (165)        396         1       7      13
                        ------       ---       -----        --      --     ---

                      $ 11,484     $ 573     $ 8,578        10      70     221
                        ======       ===       =====        ==      ==     ===

2000 - (in thousands)
Geographic Area
Domestic               $ 8,291     $ 340     $ 7,713        24      56     144
International            1,644       160         101         9      11      29
                       -------       ---     -------        --      --     ---

                       $ 9,935     $ 500     $ 7,814        33      67     173
                         =====       ===       =====        ==      ==     ===

Segment
Medical Products       $ 8,822     $ 630     $ 7,033        26      60     148
Non-medical products     1,113      (130)        781         3       7      25
                         -----       ---     -------        --      --     ---

                       $ 9,935     $ 500     $ 7,814      $ 29    $ 67   $ 173
                         =====       ===       =====        ==      ==     ===

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. INDUSTRY SEGMENT REPORTING

                                                 2001              2000
                                                 ----              ----

Assets and liabilities outside the U.S.A.
 Total assets                                   $ 110             $ 100
Total liabilities                                 -0-               -0-
Net property, plant
 and equipment                                    -0-               -0-

The Company had no assets (other than certain trade receivables) or liabilities outside the United States, in the two years ended December 31, 2001.

During 2001, a portion of the Company's consolidated net sales and consolidated gain from operations was derived from foreign operations. Foreign operations are subject to certain risks inherent in conducting business abroad, including price and exchange controls, limitations on foreign participation in local enterprises, possible nationalization or expropriation, potential default on the payment of government obligations with attendant impact on private enterprise, political instability and health care regulations and other restrictive governmental actions. Changes in the relative value of currencies take place from time to time and could adversely affect the Company's results of operations and financial condition. The future effects of these fluctuations on the operations of the Company and its subsidiaries are not predictable.

CONSENT OF CERTIFIED PUBLIC ACCOUNTANT

We consent to the incorporation by reference in this Annual Report on Form 10-KSB of Bovie Medical Corporation of our report dated March 13, 2002, included in the Annual Report to Stockholders of Bovie Medical Corporation.

Bloom & Co., LLP.
s/Bloom & Co., LLP.
Hempstead, New York
March 13, 2002