Form 10QSB
period 2002-03-31
BOVIE MEDICAL CORP
filed 2002-05-15
CIK 719135

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:13,204,755

BOVIE MEDICAL CORPORATION

INDEX TO FORM 10-QSB

Contents

Part I.   Financial Information..............................................

        Item 1:       Consolidated Financial Statements:.....................

             Consolidated Balance Sheet - March 31, 2002
                And December 31, 2001........................................
             Consolidated Statements of Operations for the
               three Months Ended March 31,  2002 and 2001...................

             Consolidated Statements of Cash Flows for the
               three Months Ended March 31, 2002 and 2001....................

              Notes to Financial Statements .................................

        Item 2: Management's Discussion and
               Analysis of Financial Conditions and Results of Operations....

Part II.   Other
Information..................................................................

 Item 1:  Legal
Proceedings..................................................................

 Item 2:  Changes in Securities..............................................

 Item 3:  Defaults Upon Senior Securities....................................

 Item 4:  Submission of Matters to Vote of Security Holders..................

 Item 5:  Exhibits and Reports on Form 8-K...................................

INDEPENDENT AUDITORS' REPORT

Board of Directors
Bovie Medical Corp.
Melville, New York

We have reviewed the accompanying balance sheet of Bovie Medical Corp., as of March 31, 2002, and the related statements of operations, and cash flows for the three month ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

Bloom & Co., LLP.
Hempstead, New York
May 5, 2002

PART I. FINANCIAL INFORMATION
ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEET
MARCH 31, 2002 AND DECEMBER 31, 2001

                                     Assets

                                           (Unaudited)             (Audited)
                                          March 31, 2002       December 31, 2001

Current assets:

Cash                                       $  315,343             $   578,354
Trade accounts receivable                   1,329,171               1,200,933
Inventories                                 2,496,932               2,419,827
Prepaid expenses                              110,271                 128,045
Deferred tax asset                            386,200                 386,200
Other receivables                                   -                     779
                                            ---------              ----------
Total current assets                        4,637,917               4,714,138

Property and equipment, net                 1,562,254               1,531,658

Other assets:

Repair parts                                  317,613                 300,272
Trade name                                  1,509,662               1,509,662
Patent rights, net                            295,767                 314,691
Deposits                                        8,125                   8,124
Investment - Joint Venture                    200,000                 200,000
                                            ---------               ---------
                                            2,331,167               2,332,749
                                            ---------               ---------

                                           $8,531,338              $8,578,545
                                            =========               =========

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEET
MARCH 31, 2002 AND DECEMBER 31, 2001
(CONTINUED)

                          Liabilities and Stockholders' Equity

                                               (Unaudited)        (Audited)
                                              March 31, 2002   December 31, 2001
Current liabilities:

Accounts payable                           $     486,286          $    373,375
Accrued expense                                  307,844               499,850
Notes payable - current portion                  319,052               228,977
Due to shareholders                               35,523                32,705
                                               ---------             ---------

     Total current liabilities                 1,148,705             1,134,907

Long Term Liabilities                            435,415               443,332

Stockholders' equity:

Preferred Stock, par value $.001
 10,000,000 shares authorized
 0 issued and outstanding                            --                    --
 on March 31, 2002

Common stock par value $.001; 40,000,000
 shares authorized, issued and outstanding
 13,204,755 shares and 13,204,755 shares
      on March 31, 2002 and December 31,
  2001 respectively                               13,274                13,274
Additional paid in capital                    19,815,702            19,814,534
Accumulated deficit                          (12,881,758)          (12,827,302)
                                              ----------            ----------

           Total stockholders' equity          6,947,218             7,000,306
                                              ----------            ----------

       Total liabilities and stockholders'
          equity                             $ 8,531,338            $8,578,545
                                              ==========             =========

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED
MARCH 31, 2002 AND 2001
(UNAUDITED)

                                                      2002              2001

Sales                                            $ 3,028,599      $ 2,736,687
Cost of sales                                      1,704,512        1,630,081(1)
                                                   ---------        ---------
Gross profit                                       1,324,087        1,106,606

Costs and expenses:
Research and development                             299,536          130,656
Professional services                                 98,020           81,591
Salaries and related costs                           329,787          328,404
Selling, general and administrative                  639,732          472,791
                                                   ---------        ---------
                                                   1,367,075        1,013,442(1)
                                                   ---------        ---------
Gain (Loss) from operations                      (42,988)          93,614

Other income (expense):
Interest                                         (11,468)      (7,763)
Miscellaneous                                             --               --
                                                  ----------        ---------
                                                 (11,468)      (7,763)
                                                  ----------        ---------

Income                                           (54,456)          85,851

Provision for income tax                                  --           30,047
Realized benefit of loss carryforward                     --       (30,047)
                                                  ----------        ---------
Net income                                    $  (54,456)      $   85,851
                                                  ==========        =========
Earnings per share

Net income (loss):
      Basic                                          .00                 .01
      Diluted                                        .00                 .01

Weighted average number of shares outstanding     13,204,755       13,635,334
Weighted average number of shares adjusted for
  dilutive securities                             16,201,755       13,635,334

(1)Certain accounts have been reclassified to conform to current years presentation.

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(UNAUDITED)

                                                           2002           2001
Cash flows from operating activities
Net income (loss)                                     $ (54,456)     $ 85,851
Adjustments to reconcile net income
  to net cash provided by (used in)
operating activities:
Depreciation and amortization                              70,749        87,529

Changes in current assets and liabilities:
Receivables                                              (128,238)       72,696
Inventories and repair parts                             (94,446)     (122,234)
Prepaid expenses                                           17,774        32,059
Accounts payable                                          112,911         1,848
Accrued expense                                          (192,006)     (19,419)
Other assets                                                  779      (1,200)
Obligations to shareholders                                 2,818            --
                                                          -------       -------

Net cash provided (applied) by operating activities      (264,115)      137,130
                                                          -------       -------

Cash flows from investing activities
Increase in fixed assets                                (82,572)     (28,394)
Increase in patents                                           150      (30,938)
Increase in deposits                                           --      (3,874)
                                                         --------       --------
Net cash used in investing activities                   (82,422)     (63,206)
                                                         --------       --------
Cash flows from financing activities
Borrowing - line of credit                                100,000        25,000
(Decrease) in obligations to shareholders                      --      (14,776)
(Decrease) in notes payable                              (17,842)     (12,699)
Common shares purchased                                     1,368      (36,690)
                                                          -------       -------
Net cash used in financing activities                      83,526      (39,165)
                                                          -------       -------
Net increase (decrease) in cash and cash equivalents     (263,011)       34,759

Cash and cash equivalents, beginning of period            578,354       278,662
                                                          -------       -------
Cash and cash equivalents, end of period                $ 315,343     $ 313,421
                                                          =======       =======
The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

Cash paid during the three months ended March 31:

                                         2002               2001

Interest paid                         $ 12,367           $ 12,086
Income Taxes                             - 0 -              - 0 -

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

There were no non-cash  investing and financing  activities in the first quarter of the year 2002 or 2001.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined principally on the average cost method. Inventories at March 31, 2002 and December 31, 2001 were as follows:

                                 March 31, 2002           December 31, 2001

  Raw materials                   $ 1,228,663               $ 1,222,349
  Work in process                     593,745                   614,342
  Finished goods                      674,524                   583,136
                                    ---------                 ---------
         Total                    $ 2,496,932               $ 2,419,827
                                    =========                 =========

BOVIE MEDICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION (CONTINUED)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

Repair Parts. The Company acquired the inventory of repair parts in conjunction with the purchase of the Bovie line of generators and Bovie trade name, on May 8, 1998. The Company has maintained the inventory to service the previously sold generators. The useful life of repair parts is estimated to be five to seven years and the Company has set up an allowance for excess and obsolete parts.

As of March 31, 2002, the inventory of parts was as follows:

          Raw materials                                        $ 564,641
          Allowance for excess or obsolete parts                (247,028)
                                                                 -------
                                                               $ 317,613
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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

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

In June 1997, the Financial Accounting Standards Board issued SFAS 131, “Financial Reporting for Segments of Business Enterprise.” SFAS 131 supersedes the “industry segment” concept of SFAS 14 with a “management approach” concept as the basis for identifying reportable segments. SFAS 131 is

BOVIE MEDICAL CORPORATION

PART I. FINANCIAL INFORMATION (CONTINUED)

New Accounting Standards (continued)

effective for fiscal years beginning after December 15, 1997 and early application is permitted. Management believes the application of SFAS 131 will not have a material effect on the Company’s future financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The results of operations over the three months ended March 31, 2002 show increased sales and decreased profitability, as compared to the first three months of 2001. As part of operating revenues, a one time development fee of $177,500 was included which was not considered in determining the gross profit percentage for 2002. The Company's sales revenues increased by 11%, from $2,736,687 to $3,028,599. Gross profit percentage of 39% was down from 40% for the same period in 2001. The reason for the 1% decrease in gross profit was that as electrosurgical sales grew and other sales remained relatively constant, overall margins will decline since margins on electrosurgical products are less than other product margins. Gross profit increased from $1,088,358 to $1,284,067. Increased gross profit was mainly attributable to increased sales of cauteries and increased sales of electrosurgical devices. For the first quarter of 2002 and 2001, cauteries accounted for 44% of sales. For the same period, electrosurgical devices accounted for 17% and 27% of sales, respectively.

Operating salaries and related expenses had no significant increase and went from $328,404 to $329,787, in the three months ended March 31, 2002 as compared to the same period in 2001.

Research and development costs increased by 129% from $130,656 to $299,536 from the quarter ended March 31, 2001 to the quarter ending March 31, 2002. The increase was mainly attributable to engineering costs on new generator models being developed and the cost of the continued development of the J Plasma device.

Expenses for professional services increased by 20% to $98,020 in the three months ended March 31, 2002, as compared to $81,591 in the same period of the previous year. The main reason for this increase was professional fees associated with legal matters, audit of the year 2001 and consulting services.

Selling, General and Administrative expenses increased by $166,941 (35%). These expenses were $472,791 in the three month period ended March 31, 2001 as compared to $639,732 for the three months ended March 31, 2002. The increase was mainly attributable to the expense of additional personnel, the costs associated with European operations, and advertising and promotions.

Interest expense increased from $12,367 in the three months ended March 31, 2001 to $12,895 in 2002. Interest the Company pays is on its building mortgage and its line of credit.

The operating gain was $93,614 in the first quarter of 2001 as compared to an operating loss of $42,988 in the same period in 2002.

BOVIE MEDICAL CORPORATION

PART I. FINANCIAL INFORMATION (CONTINUED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations (continued)

The Company had a net gain of $85,851 for the three months ended March 31, 2001 as compared to net loss of $54,456 in 2002 for the same period. The main reason for the decrease in income of $140,307 for the first quarter of 2002 from the first quarter of 2001 was an increase in selling, general and administrative expenses.

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

During the first three months of 2002, international sales increased by 10%. These sales were $505,048, which represented 18% of total sales, while in 2002 total international sales were $555,526 and 19% of total sales. The Company expects international sales to continue to increase since it received its ISO 9000 certification in 1998.

Financial Condition

As of March 31, 2002, the amount of cash was $315,343 as compared to $313,421 at March 31, 2001. Cash applied to operating activities was $264,115 in the first quarter of 2002 as compared to $137,130 provided by operations in 2001. Net working capital of the Company on March 31, 2002 was $3,489,212 as compared to $2,480,338 in 2001.

Investing activities utilized $82,422 in cash during the first three months of 2002, compared to $63,206 in the first three months of 2001. In 2002, the Company continued its policy of investing in property, plant and equipment needed for future business requirements, including manufacturing capacity.

The Company's ten largest customers accounted for approximately 59% of net revenues for the first three months of 2002. At March 31, 2002, the ten largest receivables accounted for approximately 45% of outstanding accounts receivable.

The amount of cash provided by (utilized) financing activity was $83,526 and $(39,165) respectively, in the first three months of 2002 and 2001. The most significant financing activity in the three months ended March 31, 2002 was borrowing $100,000 additional funds on the Company credit line.

BOVIE MEDICAL CORPORATION

PART I. FINANCIAL INFORMATION (CONTINUED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Financial Condition (continued)

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

The Company believes that the world market for disposable medical products, such as the Company’s battery-operated cauteries, have significant growth potential since these products have not heretofore been affordable or effectively marketed outside the U.S., while we do not expect a dramatic growth in sales of cautery-related products domestically.

The Company has focused on expanding its line of electrosurgical products. Electrosurgical products sold by the Company include the standard stainless steel electrodes, the Bovie/Aaron 800 and bovie/Aaron high frequency dessicators as well as the Bovie/Aaron 1200, and Bovie/Aaron 1250, and the Bovie/Aaron 2100 high frequency generators.

From the First Quarter of 2001 to the First Quarter of 2002, the Company’s electrosurgical sales increased by 41% from $683,250 to $966,121. This increase was mainly attributable to contract purchasers and a one time promotion. With the introduction of new electrosurgical products, the Company expects electrosurgical sales to increase significantly in 2002. The Company, through its private label capability, anticipates new opportunities in the domestic market. The electrosurgical product market is larger than the Company’s traditional market and is dominated by two main competitors, ValleyLab and Conmed. The Company believes combined markets for these products exceeds $100 million worldwide, annually.

Reliance on Collaborative, Manufacturing and Selling Arrangements

The Company is dependent on certain contractual partners for manufacturing and product development. Should a collaborative partner fail to develop and manufacture products., the Company’s future business and value of related assets could be negatively affected. No assurance can be given that a collaborative partner may give sufficient high priority to the Company’s products. In addition, disagreements or disputes may arise between the Company and its contractual partners which could adversely affect production of its products.

BOVIE MEDICAL CORPORATION

PART I. FINANCIAL INFORMATION (CONTINUED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Future Plans

The Company has changed its direction from acquiring ownership interest in companies to developing and acquiring new product technology and expanding manufacturing capabilities. Continued emphasis on new product development in electrosurgery, together with new technology evaluation, illustrates our shift in direction.

In order to resume strong international sales growth and maintain its ability to sell in Europe, management has implemented and been certified as ISO9001/EN46001 quality system compliant and has been granted its CE mark (International Quality control).

The Company has a line of credit with a local commercial bank for $1,500,000. Interest on the loan is paid at the bank’s base rate. As of March 31, 2002, the Company had $250,000 outstanding on its line of credit.

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

An annual meeting of shareholders was held on April 24, 2002, at which time the Company’s board of directors were re-elected, the Company’s auditors were appointed and the Company’s 2002 employee stock option plan was approved.

ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K

A) Exhibits 28 None

BOVIE MEDICAL CORPORATION

SIGNATURES:

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bovie Medical Corporation.
(Registrant)

Date: May 15, 2002

/s/Andrew Makrides
Chief Executive Officer - Andrew Makrides,

CONSENT OF CERTIFIED PUBLIC ACCOUNTANT

We consent to the incorporation in this Quarterly Report on Form 10-QSB of Bovie Medical Corporation of our report dated May 14, 2002.

Bloom & Co., LLP
s/Bloom & Co., LLP
Hempstead, New York
May 15, 2002