Form 10QSB
period 2002-06-30
BOVIE MEDICAL CORP
filed 2002-08-14
CIK 719135

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

BOVIE MEDICAL CORPORATION
INDEX TO FORM 10-QSB

Contents

Part I.   Financial Information................................................

        Item 1:       Consolidated Financial Statements:.......................

             Consolidated Balance Sheet - June 30, 2002
                and December 31, 2001..........................................
             Consolidated Statements of Operations for the
               six Months Ended June 30,  2002 and 2001........................
             Consolidated Statements of Operations for the
               three Months Ended June 30,  2002 and 2001......................
             Consolidated Statements of Cash Flows for the
               six Months Ended June 30, 2002 and 2001
         Consolidated statement of Operations for the six
            Months ended June 30, 2002.........................................

              Notes to Financial Statements ...................................

        Item 2: Management's Discussion and
               Analysis of Financial Conditions and Results of Operations......

Part II.   Other
Information....................................................................

 Item 1:  Legal
Proceedings....................................................................

 Item 2:  Changes in Securities................................................

 Item 3:  Defaults Upon Senior Securities......................................

 Item 4:  Submission of Matters to Vote of Security Holders....................

 Item 5:  Exhibits and Reports on Form 8-K.....................................

INDEPENDENT AUDITORS' REPORT

Board of Directors
Bovie Medical Corp.
Melville, New York

We have reviewed the accompanying balance sheet of Bovie Medical Corp., as of June 30, 2002, and the related statements of operations, and cash flows for the six months ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

Bloom & Co., LLP.
Hempstead, New York
August 5, 2002

PART I. FINANCIAL INFORMATION
ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEET
JUNE 30, 2002 AND DECEMBER 31, 2001

                                     Assets

                                               (Unaudited)        (Audited)
                                              June 30, 2002    December 31, 2001
                                               ---------------------------------

Current assets:

Cash                                         $    229,434         $    578,354
Trade accounts receivable                       1,454,936            1,200,933
Inventories                                     2,494,602            2,419,827
Prepaid expenses                                  219,724              128,045
Deferred tax asset                                386,200              386,200
Other receivables                                       -                  779
                                               ----------            ---------

Total current assets                            4,784,896            4,714,138

Property and equipment, net                     1,534,979            1,531,658

Other assets:

Repair parts                                      299,680              300,272
Trade name                                      1,509,662            1,509,662
Patent rights, net                                281,542              314,691
Deposits                                            8,125                8,124
Investment - Joint Venture                        200,000              200,000
                                                ---------            ---------

                                                2,299,009            2,332,749
                                                ---------            ---------

                                             $  8,618,884         $  8,578,545
                                                =========            =========

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEET
JUNE 30, 2002 AND DECEMBER 31, 2001
(CONTINUED)

                      Liabilities and Stockholders' Equity

                                                  (Unaudited)         (Audited)
                                               June 30, 2002   December 31, 2001
                                                --------------------------------
Current liabilities:

Accounts payable                            $     455,559         $    373,375
Accrued expense                                   361,222              499,850
Notes payable - current portion                   445,036              228,977
Due to shareholders                                36,087               32,705
                                                ---------            ---------

     Total current liabilities                  1,297,904            1,134,907

Long Term Liabilities                             427,497              443,332

Stockholders' equity:

Preferred Stock, par value $.001
 10,000,000 shares authorized
 0 issued and outstanding                              --                  --
 on March 31, 2002

Common stock par value $.001;
 40,000,000 shares authorized,
 issued and outstanding 13,204,755
 shares and 13,204,755 shares
 on June 30, 2002 and December 31,
 2001 respectively                                 13,274              13,274
 Additional paid in capital                    19,817,115          19,814,334
 Accumulated deficit                          (12,936,906)        (12,827,302)
                                               ----------          ----------

    Total stockholders' equity                  6,893,483           7,000,306
                                               ----------          ----------

  Total liabilities and stockholders'
    equity                                  $   8,618,884    $      8,578,545
                                             ============         ===========

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(UNAUDITED)

                                                      2002              2001
                                                --------------------------------

Sales                                           $ 6,231,467       $ 5,555,178
Cost of sales                                     3,688,365         3,395,038(1)
                                                  ---------         ---------

Gross profit                                      2,543,102         2,160,140

Costs and expenses:
Research and development                            502,078           210,690
Professional services                               188,053           156,925
Salaries and related costs                          648,222           633,984
Selling, general and administrative               1,292,374           947,289
                                                 ----------         ---------

                                                  2,630,727         1,948,888(1)
                                                 ----------         ---------

Gain (Loss) from operations                     (87,625)          211,252

Other income (expense):
Interest                                        (21,980)       (22,800)
Miscellaneous                                            --                --
                                                 -----------         ---------

                                                (21,980)       (22,800)
                                                 ----------         ----------

Income (loss)                                    (109,605)          188,452

Provision for income tax                                 --        (65,954)
Realized benefit of loss carryforward                    --            65,954
                                                  ---------         -----------

Net income                                     $  (109,605)     $    188,452
                                                  ==========        ===========

Earnings per share

Net income (loss):
      Basic                                         ( .01)              .01
      Diluted                                       ( .01)              .01

Weighted average number of shares outstanding     13,204,755         13,600,890
Weighted average number of shares adjusted for
  dilutive securities                             16,201,755         13,600,890

(1) Certain accounts have been reclassified to conform to current years presentation.

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
(UNAUDITED)

                                                             Quarter
                                              ----------------------------------
                                                 2002                2001

Sales                                         $ 3,202,868         $ 2,818,041
Cost of sales                                   1,983,853           1,764,957(1)
                                                ---------           ---------

Gross profit                                    1,219,015           1,053,084

Costs and expenses:
Research and development                          202,542              80,034
Professional services                              90,033              75,334
Salaries and related costs                        318,435             305,580
Selling, general and administrative               652,642             474,498
                                              -----------           ---------

                                                1,263,652             935,446(1)
                                               ----------           ---------

Gain (Loss) from operations                   (44,637)            117,638

Other income (expense):
Interest                                      (10,512)         (15,037)
Miscellaneous                                          --                  --
                                               ----------          ----------

                                              (10,512)         (15,037)
                                               ----------          ----------

Income (loss)                                 (55,149)            102,601

Provision for income tax                               --          (35,906)
Realized benefit of loss carryforward                  --              35,906
                                                ---------          ----------

Net income                                  $  (55,149)       $    102,601
                                                ==========         ==========

Earnings per share

Net income (loss):
      Basic                                         NIL               .01
      Diluted                                       NIL              .01

Weighted average number of shares outstanding   13,204,755        13,552,367
Weighted average number of shares adjusted for
  dilutive securities                           16,201,755        13,552,367

(1)Certain accounts have been reclassified to conform to current years presentation.

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(UNAUDITED)

                                                         2002           2001
                                                --------------------------------
Cash flows from operating activities
Net income (loss)                                  $ (109,605)   $   188,452
Adjustments to reconcile net income
  to net cash provided by (used in)
operating activities:
Depreciation and amortization                           129,876        334,502

Changes in current assets and liabilities:
Receivables                                           (254,003)       113,058
Inventories and repair parts                          (74,183)      (126,270)
Prepaid expenses                                      (91,679)      (115,214)
Accounts payable                                         82,184       (42,224)
Accrued expense                                       (138,628)      (63,679)
Other assets                                                770       (1,200)
Obligations to shareholders                               3,382             --
                                                     ----------      ---------
Net cash provided (applied) by
operating activities                                  (451,886)        287,425
                                                     ----------      ---------
Cash flows from investing activities

Increase in fixed assets                             (95,520)      (81,888)
Increase in patents                                  (4,519)      (234,998)
Increase in deposits                                        --       (7,748)
                                                     ----------      ---------

Net cash used in investing activities                (100,039)      (324,634)
                                                      ---------      ---------

Cash flows from financing activities
Borrowing - line of credit/Insurance
 Premium Financing                                     260,651             --
(Decrease) in obligations to shareholders                   --      (24,720)
(Decrease) in notes payable                          (60,427)     (160,606)
Common shares purchased                                  2,381      (73,358)
Increase in notes payable                                   --        438,783
                                                     ---------      ---------

Net cash used in financing activities                  203,005        180,099
                                                     ---------      ---------

Net increase (decrease) in cash
 and cash equivalents                                 (348,920)       142,890

Cash and cash equivalents, beginning of period         578,354        278,662
                                                      --------       --------
Cash and cash equivalents, end of period           $   229,434     $  421,552
                                                     =========       ========

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

Cash paid during the six months ended June 30:

                             2002             2001
                             ----             ----

Interest paid             $ 24,790          $ 27,430
Income Taxes                 - 0 -             - 0 -

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

There were no non-cash investing and financing activities in the first six months of the year 2002 or 2001.

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

The results for interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the significant accounting policies and the other notes to the financial statements included in the Corporation’s 1998 Annual Report to the SEC on Form 10-KSB.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined principally on the average cost method. Inventories at June 30, 2002 and December 31, 2001 were as follows:

                               June 30, 2002             December 31, 2001
                               -------------             -----------------

   Raw materials                 $1,245,507                $1,222,349
   Work in process                  585,330                   614,342
   Finished goods                   663,765                   583,136
                                  ---------                 ---------

          Total                  $2,494,602                $2,419,827
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

As of June 30, 2002, the inventory of parts was as follows:

    Raw materials                                        $ 564,641
    Allowance for excess or obsolete parts                (264,961)
                                                           -------
                                                         $ 299,680
                                                          ========

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
NOTES TO FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION (CONTINUED)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition and Product Warranty

Revenue from sales of products is generally recognized upon shipment to customers. The Company warrants its products for one year. The estimated future costs of warranties are not material. However, a special reserve has been set up for future delivery of certain disposables based on a promotion which ended in April of 2002.

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

Management believes the application of SFAS 130 has not had a material effect on the Company’s financial statements.

In April 1998, the FASB issued SOP 98-5, “Reporting on the Costs of Start-up Activities,” which will became effective for the Company in fiscal 2000. It requires costs of start-up activities and organization costs to be expressed, as incurred. The Company currently follows this approach and such costs have been minimal in the past.

In June 1997, the Financial Accounting Standards Board issued SFAS 131, “Financial Reporting for Segments of Business Enterprise.” SFAS 131 supersedes the “industry segment” concept of SFAS 14 with a “management approach” concept as the basis for identifying reportable segments.

BOVIE MEDICAL CORPORATION

PART I. FINANCIAL INFORMATION (CONTINUED)

New Accounting Standards (continued)

Management believes the application of SFAS 131 has not had a material effect on the Company’s financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2002

Results of Operations

The results of operations over the six months ended June 30, 2002 show increased sales and decreased profitability, as compared to the first six months of 2001. As part of operating revenues, for the first six months of 2002, a one-time development fee of $177,500 was included which was not considered in determining the gross profit percentage for 2002. The Company’s sales revenues increased by 12%, from $5,555,178 to $6,231,467. Gross profit percentage of 39% was the same for the same period in 2001. The Company projects the gross profit percentage to decline as electrosurgical sales grow and other sales remain relatively constant. Overall margin percentages will decline since margins on electrosurgical products are less than other product margins. Gross profit increased from $2,106,140 to $2,543,102. Increased gross profit was mainly attributable to increased sales of cauteries and electrosurgical devices. For the first half of 2002 and 2001, cauteries accounted for 38% and 42% of sales, respectively. For the same periods, electrosurgical devices accounted for 28% and 25% of sales, respectively.

Operating salaries and related expenses had no significant increase and went from $633,984 to $648,222 in the six months ended June 30, 2002 as compared to the same period in 2001.

Research and development costs increased by 138% from $210,690 to $502,078 from the six months ended June 30, 2001 as compared to the six months ending June 30, 2002. The increase was mainly attributable to engineering costs on new generator models being developed and the cost of the continued development of the J Plasma device.

Expenses for professional services increased by 20% to $188,053 in the six months ended June 30, 2002, as compared to $156,925 in the same period of the previous year. The main reason for this increase was professional fees associated with standard legal matters, audit fees for the year 2001 and consulting services.

Selling, General and Administrative expenses increased by $345,085 (36%). These expenses were $947,289 in the six month period ended June 30, 2001 as compared to $1,292,374 for the six months ended June 30, 2002. The Company had significant increases in the following areas: advertising, sales commissions, show fees and costs, rent, repairs to buildings, regulatory testing and the write down of obsolete inventory. The previous items accounted for increases of $452,961 which were offset by decreases in European operations and the amortization of goodwill associated with the purchase of the Bovie name from Maxxim in 1998 of $74,355.

Interest expense decreased from $22,800 in the six months ended June 30, 2001 to $21,980 in 2002. The majority of the interest the Company pays is on its building mortgage and its line of credit.

The operating loss was $87,625 for the first six months of 2002 as compared to an operating gain of $211,252 in the same period in 2001.

BOVIE MEDICAL CORPORATION

PART I. FINANCIAL INFORMATION (CONTINUED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations (continued)

The Company had a net loss of $109,605 for the six months ended June 30, 2002 as compared to net gain of $188,452 in 2001 for the same period. The main reason for the decrease in income of $298,057 for the first six months of 2002, from the first six months of 2001, was an increase in selling, general and administrative expenses of $291,388 and an increase in research and development costs of $210,690. These were offset by an increase in gross profit of $382,962.

The Company sells its products mostly through distributors and independent representatives who service the distributors, both in the international market and in the USA. Distributors are contacted through response to company advertising in international medical journals or at domestic or international trade shows. The main focus for export sales has been Western Europe.

The Company has distributors in all major markets in Europe. The Company intends to continue marketing its products internationally, concentrating on major markets for increased market exposure and the introduction of new products.

During the first six months of 2002, international sales increased by 23%. Sales in 2001 were $990,859, which represented 18% of total sales, while in 2002 total international sales were $1,222,048 which represented 20% of total sales. The Company expects international sales to continue to increase since it received its ISO 9000 certification in 1998.

Financial Condition

As of June 30, 2002, we had $229,434 in cash as compared to $421,522 at June 30, 2001. Cash applied to operating activities was $451,876 in the first six months of 2002 as compared to $287,325 provided by operations in 2001. Net working capital of the Company on June 30, 2002 was $3,486,992 as compared to $2,532,027 on June 30, 2001.

Investing activities utilized $100,039 in cash during the first six months of 2002, compared to $324,634 in the first six months of 2001. In 2002, the Company continued its policy of investing in property, plant and equipment needed for future business requirements, including manufacturing capacity.

The Company’s ten largest customers accounted for approximately 59% of net revenues for the first six months of 2002. At June 30, 2002, the ten largest customer receivables accounted for approximately 60% of outstanding accounts receivable.

The amount of cash provided by financing activity was $203,005 and $180,099, in the first six months of 2002 and 2001, respectively. The most significant financing activity in the six months ended June 30, 2002 was borrowing $100,000 additional funds on the Company credit line, and financing the Company’s insurance premium for $160,651.

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

The Company believes that the world market for disposable medical products, such as the Company’s battery-operated cauteries, have growth potential since these products have not heretofore been affordable or effectively marketed outside the U.S., while we do not expect a dramatic growth in sales of cautery-related products domestically.

The Company continues to expand its line of electrosurgical products. Electrosurgical products sold by the Company include standard stainless steel electrodes, Bovie/Aaron 800, 900, 1200, 1250, and the 2100 high frequency generators.

From the first six months of 2001 to the first six months of 2002, the Company’s electrosurgical sales increased by 31% from $1,667,283 to $2,178,706. This increase was mainly attributable to contract purchasers and a one time promotion. With the introduction of new electrosurgical products, the Company expects electrosurgical sales to increase significantly in 2002 and 2003. The Company, through its private label capability, anticipates new opportunities in the domestic market. The electrosurgical product market is larger than the Company’s traditional market and is dominated by two main competitors, ValleyLab and Conmed. The Company believes combined markets for these products exceeds $100 million worldwide, annually.

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

BOVIE MEDICAL CORPORATION

PART I. FINANCIAL INFORMATION (CONTINUED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Future Plans

The Company continues its efforts to develop and acquire new product technology and expanding manufacturing capabilities. Continued emphasis on new product development in electrosurgery, together with new technology evaluation, illustrates our shift in direction.

In order to resume strong international sales growth and maintain its ability to sell in Europe, management has implemented and been certified as ISO9001/EN46001 quality system compliant and has been granted its CE mark (International Quality control).

The Company has a line of credit with a local commercial bank for $1,500,000. Interest on the loan is paid at the bank’s base rate. As of June 30, 2002, the Company had $250,000 outstanding on its line of credit.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2002

Results of Operations

The results of operations over the three months ended June 30, 2002 show increased sales and decreased profitability, as compared to the same period of 2001. The Company’s sales revenues increased by 14%, from $2,818,041 to $3,202,868. Gross profit percentage for three months ended June 30, 2002 was 38% as compared to 37% for the same period in 2001. Gross profit increased from $1,053,084 to $1,219,015. Increased gross profit was mainly attributable to increased sales of cauteries and electrosurgical devices.

Operating salaries and related expenses had no significant increase and went from $305,580 to $318,435, in the three months ended June 30, 2002 as compared to the same period in 2001.

Research and development costs increased by 153% from $80,034 to $202,542 for the three months ended June 30, 2001 as compared to the three months ending June 30, 2002. The increase was mainly attributable to engineering costs on new generator models being developed and the cost of the continued development of the J Plasma device.

BOVIE MEDICAL CORPORATION

PART I. FINANCIAL INFORMATION (CONTINUED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Expenses for professional services increased by 20% to $90,033 in the three months ended June 30, 2002, as compared to $75,334 in the same period of the previous year. The main reason for this increase was professional fees associated with standard legal matters, audit fees for the year 2001 and consulting services.

Selling, General and Administrative expenses increased by $178,144, 38%. These expenses were $474,498 in the three month period ended June 30, 2001 as compared to $652,642 for the three months ended June 30, 2002. The Company had significant increases in the following areas: advertising, sales commissions, show fees and costs, rent, repairs to buildings, regulatory testing and the write down of obsolete inventory.

Interest expense decreased from $15,037 in the three months ended June 30, 2001 to $10,512 for the same period in 2002. The majority of the interest the Company pays is on its building mortgage and its line of credit.

The operating income was $102,601 in the first three months of 2001 as compared to an operating loss of $55,149 in the same period in 2002.

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

Date: August 14, 2002,

/s/Andrew Makrides

Chief Executive Officer - Andrew Makrides,

CONSENT OF CERTIFIED PUBLIC ACCOUNTANT

We consent to the incorporation in this Quarterly Report on Form 10-QSB of Bovie Medical Corporation of our report dated August 5, 2002.

Bloom & Co., LLP
s/Bloom & Company
Hempstead, New York
August 5, 2002