Form 10QSB
period 2002-09-30
BOVIE MEDICAL CORP
filed 2002-11-14
CIK 719135

U.S. Securities and Exchange Commission

Washington D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date: 13,204,755.

BOVIE MEDICAL CORPORATION
INDEX TO FORM 10-QSB

Contents                                                                  Page

Part I.   Financial Information.................................................

        Item 1:       Consolidated Financial Statements:........................

             Consolidated Balance Sheet - September 30, 2002
                and December 31, 2001...........................................
             Consolidated Statements of Operations for the
               Nine Months Ended September 30, 2002 and 2001....................
             Consolidated Statements of Operations for the
               Three Months Ended September 30, 2002 and 2001...................
             Consolidated Statements of Cash Flows for the
               Nine Months Ended September 30, 2002 and 2001....................

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

 Item 2:  Changes in Securities.................................................

 Item 3:  Defaults Upon Senior Securities.......................................

 Item 4:  Submission of Matters to Vote of Security Holders.....................

 Item 5:  Exhibits and Reports on Form 8-K......................................

INDEPENDENT AUDITORS' REPORT

Board of Directors
Bovie Medical Corp.
Melville, New York

We have reviewed the accompanying balance sheet of Bovie Medical Corp., as of June 30, 2002, and the related consolidated condensed statements of operations, and cash flows for the nine months ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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
November 11, 2002

PART I. FINANCIAL INFORMATION
ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

                                     Assets

                                      (Unaudited)                  (Audited)
                                     September 30, 2002       December 31, 2001
                                     ------------------------------------------

Current assets:

Cash                                    $    461,782            $    578,354
Trade accounts receivable                  1,380,947               1,200,933
Inventories                                2,598,470               2,419,827
Prepaid expenses                             150,330                 128,045
Deferred tax asset                           386,200                 386,200
Other receivables                                  -                     779
                                     ---------------           -------------

Total current assets                       4,977,729               4,714,138

Property and equipment, net                1,496,977               1,531,658

Other assets:

Repair parts                                 290,713                 300,272
Trade name                                 1,509,662               1,509,662
Patent rights, net                           280,308                 314,691
Deposits                                       8,125                   8,124
Investment - Joint Venture                   200,000                 200,000
                                           ---------               ---------

                                           2,288,808               2,332,749
                                           ---------               ---------

                                        $  8,763,514            $  8,578,545
                                           =========               =========

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
(CONTINUED)

                      Liabilities and Stockholders' Equity

                                          (Unaudited)              (Audited)
                                       September 30, 2002     December 31, 2001
                                       ------------------     -----------------
Current liabilities:

Accounts payable                         $     444,823           $    373,375
Accrued expense                                489,904                499,850
Notes payable - current portion                542,182                228,977
Due to shareholders                             36,651                 32,705
                                           -----------            -----------

     Total current liabilities               1,513,560              1,134,907

Long Term Liabilities                          419,587                443,332

Stockholders' equity:

Preferred Stock, par value $.001
 10,000,000 shares authorized
 0 issued and outstanding                          --                     --
 on September 30, 2002 and 2001

Common stock par value $.001;
 40,000,000 shares authorized,
 issued and outstanding 13,204,755
 shares and 13,204,755 shares
 on September 30, 2002 and December 31,
 2001 respectively                             13,274                   13,274
Additional paid in capital                 19,818,550               19,814,334
Accumulated deficit                       (13,001,457)             (12,827,302)
                                           ----------               ----------

    Total stockholders' equity              6,830,367                7,000,306
                                          -----------               ----------

     Total liabilities and stockholders'
          equity                      $     8,763,514           $    8,578,545
                                         ============              ===========

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(UNAUDITED)

                                                    2002                2001
                                                    ----                ----

Sales                                          $ 9,277,461        $ 8,335,585
Cost of sales                                    5,169,427          4,576,278
                                                 ---------          ---------

Gross profit                                     4,108,034          3,759,307(1)

Costs and expenses:
Research and development                           770,610            327,371
Professional services                              247,935            226,989
Salaries and related costs                       1,452,838          1,297,396
Selling, general and administrative              1,776,872          1,361,317
                                                ----------          ---------

                                                 4,248,255          3,213,073(1)
                                                ----------          ----------

Gain (Loss) from operations                    (140,221)           546,234

Other income (expense):
Interest                                       (33,933)      (45,486)
Miscellaneous                                           --                 --
                                                ----------         ----------

                                               (33,933)      (45,486)
                                                ----------         ----------

Income (loss)                                   (174,154)           500,748

Provision for income tax                                --       (175,262)
Realized benefit of loss carryforward                   --            175,262
                                                 ----------        ----------

Net income (loss)                             $  (174,154)      $    500,748
                                                 ==========         =========

Earnings per share

Net income (loss):
      Basic                                      ( .01)                 .04
      Diluted                                    ( .01)                 .03

Weighted average number of shares
 outstanding                                   13,204,755           13,559,501
Weighted average number of shares
  adjusted for dilutive securities             14,406,255           14,759,501

(1)  Certain  accounts  have been  reclassified  to  conform  to  current  years presentation.

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(UNAUDITED)

                                                            Quarter
                                             -----------------------------------
                                                     2002              2001
                                                     ----              ----

Sales                                            $ 3,045,994      $ 2,780,407
Cost of sales                                      1,481,062        1,181,240
                                                   ---------       -----------

Gross profit                                       1,564,932        1,599,167(1)

Costs and expenses:
Research and development                             268,532          116,681
Professional services                                 59,882           70,064
Salaries and related costs                           804,616          663,400
Selling, general and administrative                  484,498          414,028
                                                  ----------        ----------

                                                   1,617,528        1,264,173(1)
                                                  ----------        ---------

Gain (Loss) from operations                      (52,596)         334,994

Other income (expense):
Interest                                         (11,953)    (22,686)
Miscellaneous                                             --               --
                                                  -----------     -----------

                                                 (11,953)    (22,686)
                                                  ----------      -----------

Income (loss)                                    (64,549)         312,308

Provision for income tax                                  --      (109,308)
Realized benefit of loss carryforward                     --          109,308
                                                   ---------       ----------

Net income                                     $  (64,549)    $    312,308
                                                   =========       ==========

Earnings per share

Net income (loss):
      Basic                                            NIL               .02
      Diluted                                          NIL               .02

Weighted average number of shares outstanding      13,204,755       13,435,334
Weighted average number of shares adjusted for
  dilutive securities                              14,406,255       14,635,334

(1) Certain accounts have been reclassified to conform to current years presentation.

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(UNAUDITED)

                                                       2002             2001
                                                       ----             ----
Cash flows from operating activities
Net income (loss)                                 $ (174,155)     $   500,748
Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
Depreciation and amortization                         204,274          424,431

Changes in current assets and liabilities:
Receivables                                          (180,014)          73,904
Inventories and repair parts                         (178,643)        (414,886)
Prepaid expenses                                    (22,285)       (54,540)
Accounts payable                                       71,448           10,036
Accrued expense                                    (9,946)        (30,930)
Other assets                                           10,338       (400)
Obligations to shareholders                             3,946               --
                                                   ----------      -----------

Net cash provided (applied) by
 operating activities                                (275,037)         508,363
                                                   -----------     -----------

Cash flows from investing activities

Increase in fixed assets                           (109,911)       (99,988)
Increase in patents                                (25,300)       (270,438)
Increase in deposits                                       --        (11,622)
Decrease in due to joint venture                           --         (100,000)
                                                    ---------        ---------

Net cash used in investing activities              (135,211)       (482,048)
                                                    ---------        ---------

Cash flows from financing activities
Borrowing - line of credit/Insurance
  Premium Financing                                   410,651               --
(Decrease) in obligations to shareholders                  --       (24,720)
(Decrease) in notes payable                         (121,191)       (206,522)
Common shares purchased                                    --        (114,000)
Increase in notes payable                                  --          438,783
Subscription Receivable                                 4,216            3,967
                                                  -----------      -----------

Net cash used in financing activities                 293,676           97,508
                                                  -----------      -----------

Net increase (decrease) in
 cash and cash equivalents                           (116,572)         123,823

Cash and cash equivalents, beginning of period        578,354          278,662
                                                     --------         --------

Cash and cash equivalents, end of period          $   461,782       $  402,485
                                                    =========         ========

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Cash paid during the nine months ended September 30:

                                              2002                   2001
                                              ----                   ----

Interest paid                               $ 32,910               $ 44,721
Income Taxes                                  - 0 -                  - 0 -

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

There were no non-cash investing and financing activities in the first nine months of the year 2002 or 2001.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined principally on the average cost method. Inventories at September 30, 2002 and December 31, 2001 were as follows:

                                   September 30, 2002       December 31, 2001
                                   ------------------        -----------------

    Raw materials                        $1,083,697            $1,222,349
    Work in process                         944,361               614,342
    Finished goods                          570,412               583,136
                                          ---------             ---------

           Total                         $2,598,470            $2,419,827
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

     As of September 30, 2002, the inventory of parts was as follows:

      Raw materials                                        $ 561,233
      Allowance for excess or obsolete parts                (270,520)
                                                             -------

                                                           $ 290,713
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

In April 1998, the FASB issued SOP 98-5, “Reporting on the Costs of Start-up Activities,” which became effective for the Company in fiscal 2000. It requires costs of start-up activities and organization costs to be expressed, as incurred. The Company currently follows this approach and such costs have been minimal in the past.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002,

Results of Operations

The results of operations over the nine months ended September 30, 2002 show increased sales and decreased profitability, as compared to the first nine months of 2001. As part of operating revenues, for the first nine months of 2002, a one-time development fee of $177,500 was included which was not considered in determining the gross profit percentage for 2002. The Company’s sales revenues increased by 11%, from $8,335,585 to $9,277,461. Gross profit percentage of 44% was one point less than for the same period in 2001. The Company projects the gross profit percentage to decline as electrosurgical sales grow and other sales remain relatively constant because margins on electrosurgical products are less than other product margins. Gross profit increased from $3,759,307 to $4,108,034 which was mainly attributable to increased sales of cauteries and electrosurgical devices. For the first nine months of 2002 and 2001, cauteries accounted for 41% and 42% of sales, respectively. For the same periods, electrosurgical devices accounted for 35% and 30% of sales, respectively.

Operating salaries and related expenses increase from $1,297,396 to $1,452,838 in the nine months ended September 30, 2002 as compared to the same period in 2001.

Research and development costs increased by 135% from $327,371 to $770,810 for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. The increase was mainly attributable to engineering costs of new generator models being developed and the cost of the continued development of the J Plasma device.

Expenses for professional services increased by 9% to $247,935 in the nine months ended September 30, 2002, as compared to $ 226,989 in the same period of the previous year. The main reason for this increase was professional fees associated with standard legal matters, audit fees for the year 2001 and consulting services.

Selling, General and Administrative expenses increased by $415,555 (31%). These expenses were $1,776,872 in the nine month period ended September 30, 2001 as compared to $1,361,317 for the nine months ended September 30, 2002. The Company had significant increases in the following areas: advertising, sales commissions, show fees and costs, rent, repairs to buildings, regulatory, quality control and the write down of obsolete inventory. The previous items accounted for total increases of $515,219 which were offset by decreases in European operations and the amortization of goodwill associated with the purchase of the Bovie name from Maxxim in 1998 of $111,532.

Interest expense decreased from $45,486 in the nine months ended September 30, 2001 to $33,933 in 2002. The majority of the interest the Company pays is on its building mortgage and its line of credit.

The operating loss was $140,221 for the first nine months of 2002 as compared to an operating gain of $546,234 in the same period in 2001.

BOVIE MEDICAL CORPORATION

PART I. FINANCIAL INFORMATION (CONTINUED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations (continued)

The Company had a net loss of $174,154 for the nine months ended September 30, 2002 as compared to net gain of $500,748 in 2001, for the same period. The main reason for the decrease in income of $674,902 for the first nine months of 2002, from the first nine months of 2001 was an increase in selling, general and administrative expenses of $415,555 and an increase in research and development costs of $443,239. These were offset by an increase in gross profit of $348,727.

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

During the first nine months of 2002, international sales increased by 24%. Sales in 2001 were $1,435,057, which represented 17% of total sales, while in 2002 total international sales were $1,782,300 which represented 19% of total sales. The Company expects international sales to continue to increase.

Financial Condition

As of September 30, 2002, we had $461,782 in cash as compared to $402,485 at September 30, 2001. Cash applied to operating activities was $275,037 in the first nine months of 2002 as compared to $508,363 provided by operations in 2001. Net working capital of the Company on September 30, 2002 was $3,464,169 as compared to $2,853,445 on September 30, 2001.

Investing activities utilized $135,211 in cash during the first nine months of 2002, compared to $482,048 in the first nine months of 2001. In 2002, the Company continued its policy of investing in property, plant and equipment needed for future business requirements, including manufacturing capacity.

The Company’s ten largest customers accounted for approximately 62% of net revenues for the first nine months of 2002. At September 30, 2002, the ten largest customer receivables accounted for approximately 66% of outstanding accounts receivable.

The amount of cash provided by financing activity was $293,676 and $97,508, in the first nine months of 2002 and 2001, respectively. The most significant financing activity in the nine months ended September 30, 2002 was borrowing $250,000 additional funds on the Company credit line, and financing the Company’s insurance premium for $160,651.

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

The Company believes that the world market for disposable medical products, such as the Company’s battery-operated cauteries and our electrosurgical line of products have growth potential worldwide. We have developed a digital 300 watt generator, the IDS 300 model. A 510k application for permission to market the product has been submitted to the Food and Drug Administration.

The Company continues to expand its line of electrosurgical products. Electrosurgical products sold by the Company include standard stainless steel electrodes, Bovie/Aaron 800, 900, 950, 1200, 1250, and the 2100 high frequency generators.

From the first nine months of 2001 to the first nine months of 2002, the Company’s electrosurgical sales increased by 28% from $2,520,373 to $3,233,043. This increase was mainly attributable to contract purchasers and a one time promotion. With the introduction of new electrosurgical products, the Company expects electrosurgical sales to increase significantly in 2003. The Company, through its private label capability, anticipates new opportunities in the domestic market. The electrosurgical product market is larger than the Company’s traditional market and is dominated by two main competitors, ValleyLab and Conmed. The Company believes combined markets for these products exceeds $100 million worldwide, annually.

Reliance on Collaborative, Manufacturing and Selling Arrangements

The Company is dependent on certain contractual partners for manufacturing and product development. Should a collaborative partner fail to develop and manufacture products., the Company’s future business and value of related assets could be negatively affected. Accordingly, no assurance can be given that a collaborative partner may give sufficient high priority to the Company’s products. In addition, disagreements or disputes may arise between the Company and its contractual partners which could adversely affect production of its products.

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

The Company has a line of credit with a local commercial bank for $1,500,000. Interest on the loan is paid at the bank’s base rate. As of September 30, 2002, the Company had $400,000 outstanding on its line of credit.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002

Results of Operations

The results of operations over the three months ended September 30, 2002 show increased sales and decreased profitability, as compared to the same period of 2001. The Company’s sales revenues increased by 10%, from $2,780,407 to $3,045,994. Gross profit percentage for three months ended September 30, 2002 was 51% as compared to 58% for the same period in 2001. Gross profit decreased from $1,599,167 to $1,564,932. Decreased gross profit was mainly attributable to increased sales of electrosurgical devices which carry a lower profit margin.

Operating salaries and related expenses increased by 21% from $663,400 to $804,616, in the three months ended September 30, 2002 as compared to the same period in 2001.

Research and development costs increased by 130% from $116,681 to $268,532 for the three months ending September 30, 2002 as compared to the three months ending September 30, 2001. The increase was mainly attributable to engineering costs on new generator models being developed and the cost of the continued development of the J Plasma device.

BOVIE MEDICAL CORPORATION

PART I. FINANCIAL INFORMATION (CONTINUED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Expenses for professional services decreased by 15% to $59,882 in the three months ended September 30, 2002, as compared to $70,064 in the same period of the previous year for professional fees associated with standard legal matters, quarterly review fees and consulting services.

Selling, General and Administrative expenses increased by $70,470, 17%. These expenses were $414,028 in the three month period ended September 30, 2001 as compared to $484,498 for the three months ended September 30, 2002. The Company had significant increases in the following areas: advertising, sales commissions, show fees and costs, rent, repairs to buildings, regulatory testing and the write down of obsolete inventory.

Interest expense decreased from $22,686 in the three months ended September 30, 2001 to $11,953 for the same period in 2002. The majority of the interest the Company pays is on its building mortgage and its line of credit.

The operating income was $ 334,994 in the three months ending September 30, 2001 as compared to an operating loss of $52,596 in the same period in 2002.

DISCLOSURE CONTROLS AND PROCEDURES

The Securities and Exchange Commission (the “SEC”) has adopted new rules, Rule 13a-15 and Rule 15d-15, which require the Company to, among other things, conduct, under the supervision of the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of any quarterly or annual report. An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was carried out by us and with participation of several other members of our senior management within the 90-day period preceding the filing date of this quarterly report.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules promulgated by of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We have concluded that our disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is: (i) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules.

We did not make any significant changes in, nor take any material corrective actions regarding, our internal controls or other factors that could significantly affect these controls subsequent to the date of our most recent evaluation.

BOVIE MEDICAL CORPORATION

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Form 10-KSB for the year ended December 31, 2001, Part I, Item 3.

ITEM 2. CHANGES IN SECURITIES

There have been no changes in the instruments defining the rights evidenced by any class of registered securities.

There have been no dividends declared.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

In February of 1997, the 10-year notes came due and the Company offered each bond holder 2,200 shares of common stock for their $1,000 bond and accrued interest of $550. Nineteen bondholders accepted the offer and forty-three bondholders received cash for their bonds and accrued interest. The balance of the bondholders ($20,000), have not redeemed their bonds or accepted the shares offered.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

An annual meeting of shareholders was held on April 24, 2002, at which time the Company’s board of directors were re-elected, the Company’s auditors were appointed and the Company’s 2001 Employee Stock Option Plan was approved.

ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K

A) Exhibits
28 None

BOVIE MEDICAL CORPORATION

SIGNATURES:

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bovie Medical Corporation.
(Registrant)

Date: November 11, 2002

/s/Andrew Makrides

Chief Executive Officer - Andrew Makrides,

/s/Charles Peabody

Chief Financial Officer - Charles Peabody,

CONSENT OF CERTIFIED PUBLIC ACCOUNTANT

We consent to the incorporation in this Quarterly Report on Form 10-QSB of Bovie Medical Corporation of our report dated May 14, 2002.

Bloom & Co., LLP
s/Bloom and Company
Hempstead, New York
May 14, 2002

CERTIFICATION

I, Andrew Makrides, the Registrant's Chief Executive Officer, certify that:

1.I have reviewed this quarterly report on Form 10-Q of Bovie Medical Corporation;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

        6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

/s/Andrew Makrides

Chief Executive Officer - Andrew Makrides,