Form 10KSB
period 2002-12-31
BOVIE MEDICAL CORP
filed 2003-03-31
CIK 719135

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Common Stock, $.001 Par Value
(Title of class)

Indicate by check mark whether the registrant (I) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB any amendment to this Form 10-KSB. [ X ]

Issuer’s revenues for its most recent fiscal year were $12,446,571.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 24, 2003 was approximately $7,230,927.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:13,204,755.

Company Symbol-BOVI Company SIC (Standard Industrial Code) 3841-98

DOCUMENTS INCORPORATED BY REFERENCE

There are no documents incorporated by reference.

Bovie Medical Corporation
2002 Form 10-KSB Annual Report

Table of Contents

Part I

Item 1.    Description of Business.........................................

Item 2.    Properties......................................................

Item 3.    Legal Proceedings...............................................

Item 4.    Submission of Matters to a Vote of Security Holders.............

Part II

Item 5.    Markets and Market Prices..........................................

Item 6.    Management's Discussion and Analysis............................

Item 7.    Financial Statements (See Financial Section)

Item 8.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure.............................

Part III

Item 9.    Directors, Executive Officers, Promoters
            and Control Persons...........................................

Item 10.   Remuneration..................................................

Item 11.   Security Ownership of Certain Beneficial Owners
            and Management of Bovie Medical Corporation...................

Item 12.   Certain Relationships and Related Transactions................

Item 13.   Exhibits and Reports on Form 8-k..............................

BOVIE MEDICAL CORPORATION

Part I
Item 1. Description of Business.

Background

Bovie Medical Corporation (“the Company”) was incorporated in 1982, under the laws of the State of Delaware and has its principal executive office at 734 Walt Whitman Road, Melville, New York 11747.

The Company is actively engaged in the business of manufacturing and marketing medical products and developing related technologies. Aaron Medical Industries, Inc. (“Aaron”), a 100% owned subsidiary based in St. Petersburg, Florida is engaged in marketing the Company’s medical products. Although the Company’s largest current product line is battery operated cauteries, the Company has shifted its focus to the manufacture and marketing of generators and electrosurgical disposables. This new focus on high frequency desiccators and generators is evident in the development of the Aaron 800 and Aaron 900 high frequency desiccators, the Aaron 950- the first high frequency desiccator with cut capability, Aaron 1250 and Aaron 2250, which is to be introduced in 2003. The Aaron 1250 and Aaron 2250, are designed for today’s rapidly expanding surgi-center market. Additionally, our new 200-watt electrosurgical unit and our new 300-watt electrosurgical unit will be marketed under the Bovie name. The 300-watt electrosurgical generator is the standard power output in hospitals globally.

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

Company Products

Battery Operated Cauteries

Battery operated cauteries constitute the Company’s largest product line. Cauteries were originally designed for precise hemostasis (to stop bleeding) in ophthalmology. The current use of cauteries has been substantially expanded to include sculpting woven grafts in bypass surgery, vasectomies, evacuation of subungual hematoma (smashed fingernail) and for arresting bleeding in many types of surgery. Battery operated cauteries are primarily sterile one-time use products. The Company manufactures the broadest line of cauteries in the world, including but not limited to, a line of replaceable battery and tip cauteries, which are popular in overseas markets. Over the past year there has been increased interest in using cauteries with special tips and temperature requirements for shaping, forming and cutting implantable plates and screws.

Electrosurgery Products

The Company continues to expand its line of electrosurgery products. Electrosurgery products include generators, electrodes, electrosurgery pencils, and various ancillary disposable products. These products are used in surgery for the cutting and coagulation of tissues and constitute the Company’s second largest product line. Our accessory electrosurgery products are substantially compatible with all major manufacturers’ electrosurgery generator products. With the exception of OEM products, all of our electrosurgery generators and accessories are marketed using the Bovie trademark, which is recognized internationally in electrosurgery. It is estimated that 80% of all surgical procedures performed worldwide are accomplished by electrosurgery, which includes laparoscopic as well as general surgery and surgical procedures in gynecology, urology, plastics and dermatology.

Bovie/Aaron 800 and 900 High Frequency Desiccators

The Aaron 800 and Aaron 900 are low powered office situated generators, designed primarily for dermatology and plastic surgery. The units are 30-watt high frequency desiccators used mainly in doctors’ offices for removing small skin lesions and growths.

Bovie/Aaron 950

The Company has developed the first high frequency desiccator with cut capacity for outpatient surgical procedures. It was designed mainly for use in doctors’ offices and is utilized in a variety of specialties including dermatology, gynecology, and plastic surgery.

Bovie/Aaron 1250

We have also developed a 120-watt multipurpose electrosurgery generator. The unit also features monopolar and bipolar functions with pad sensing. The product has received a positive response from the OEM community and is being produced in at least two private label formats in addition to the Bovie/Aaron label. This was our first electrosurgical product to generate revenues in excess of $1,000,000.

Bovie/Aaron 2250

Given the market interest in more powerful electrosurgical generators, we have developed a 200-watt multipurpose digital electrosurgery generator designed for the rapidly expanding surgi-center market in the United States. This unit features both monopolar and bipolar functions, has pad and tissue sensing plus nine blended cutting settings. This powerful unit has the capability to do practically any procedure performed today in the surgi-center or outpatient setting and will be introduced in 2003.

New Generators

In addition to the Aaron 2250 and 1250, the Company is continuing to develop and expand its range of electrosurgery generators. The Company has recently completed the design and development of two new generators, which have been cleared for marketing by the FDA. The first new generator, the Bovie IDS300 was released for marketing in the first quarter of 2003 and provides greater electrical power and advanced digital technology. In addition, the Bovie IDS 200 is in the process of being released in the second quarter of 2003.

While 200 watts is more than enough power to do most procedures in the operating room. Three hundred watts is considered the standard of care and is what most hospitals and surgi-centers will be purchasing. The Bovie IDS-300 has been designed based on a digital feedback system. The unit has a tissue sensing capability 20 times faster than the market leader. For the first time in electrosurgery, through digital technology, we are able to measure tissue impedance in real time (5000 times a second). As the impedance varies, the power is adjusted to deliver a consistent clinical effect.

Jump Unipolar Low Temperature Focused Plasma Technology

In February 2000, the Company entered into a Joint Venture Agreement with a German corporation, Jump Agentur Fuer Elektrotechnik GMBH. Pursuant to the agreement, Bovie advanced $200,000 to the partnership to cover costs of further research toward the production of two commercial prototypes. Bovie has made available its facilities in Florida for development, manufacturing and marketing of the products of the joint venture and is responsible to expend its best efforts to secure all necessary financing for the research, development and marketing of the products estimated to be an amount up to $1,500,000.

Pursuant to agreement, the joint venture acquired an exclusive license to produce and market any surgical/medical devices utilizing this technology. In fiscal, 2002, Bovie made additional advances to the joint venture in the form of research and development of prototypes expending $84,445 in development costs and incurring engineering costs estimated at $40,000.

This technology utilizes a gas ionization process using only one working electrode. The device produces a stable thin focused beam of ionized gas that can be controlled in a wide range of temperatures and intensities, providing the surgeon with precision, minimal invasiveness and an absence of conductive currents during surgery.

The device has been developed and patented in both Europe and the United States. Bovie is currently building its first prototypes for eventual FDA submission and approval, subject to completion of authorized clinical studies. The initial intended uses are in the areas of dermatology and plastic surgery. Other contemplated surgical uses for the technology are cardiovascular, thoracic, gynecological, trauma and other surgeries.

Battery Operated Medical and Industrial Lights

The Company manufactures a variety of specialty lighting instruments for use in Ophthalmology as well as patented specialty lighting instruments for general surgery, hip replacement surgery and for the placement of endotracheal tubes in emergency and surgical procedures. These lighting instruments have also been adapted for commercial and industrial use and are sold to automotive mechanics through companies such as Snap-On Tools, MAC and Matco. We are presently negotiating a proposed exclusive license and sale of all our rights to the non- medical application and use of the Bend-A-Lite technology, trademark and trade name.

Nerve Locator Stimulator

The Company manufactures a nerve locator stimulator primarily used for identifying motor nerves in hand and facial reconstructive surgery. This instrument is a self-contained, battery operated unit, used for single surgical procedures.

Manufacturing, Marketing and Distribution

The Company manufactures the majority of its products on its premises in St. Petersburg, Florida. Labor intensive sub-assemblies and labor intensive products may be out-sourced to the Company’s specification. The Company markets its products through national trade journal advertising, direct mail, distributor sales representatives and trade shows, under the Bovie name, the Bovie/Aaron name and private label. Major distributors include Allegiance (a Cardinal Company), Burrows, McKesson Medical Surgical, Inc., IMCO, NDC (Abco, Cida and Starline), Owens & Minor, and Physician Sales & Service.

Competition

The medical device industry is highly competitive. Many competitors in this industry are well established, do a substantial amount of business, and have greater financial resources and facilities than our company.

Main competitors are Conmed, Valley Lab (a division of Tyco), in the electrosurgery market and Xomed in the battery operated cautery market. Management believes that, based upon recent developments, we have the ability to aggressively compete in these markets.

Government Regulation

United States

The Company’s products and research and development activities are subject to regulation by the FDA and other regulatory bodies. FDA regulations govern, among other things, the following activities:

o    Product development.
o    Product testing.
o    Product labeling.
o    Product storage.
o    Pre-market clearance or approval.
o    Advertising and promotion.
o    Product traceability, and
o    Product indications.

In the United States, medical devices are classified on the basis of control deemed necessary to reasonably ensure the safety and effectiveness of the device. Class I devices are subject to general controls. These controls include registration and listing, labeling, pre-market notification and adherence to the FDA Quality System Regulation. Class II devices are subject to general and special controls. Special controls include performance standards, post market surveillance, patient registries and FDA guidelines. Class III devices are those which must receive pre-market approval by the FDA to ensure their safety and effectiveness. Currently, we only manufacture Class I and Class II devices.

Manufacturing

Manufacturing and distribution of our products may be subject to continuing regulation by the FDA. We will also be subject to routine inspections by the FDA to determine compliance with the following:

o        Quality System Regulations.
o        Medical device reporting regulations, and

o FDA restrictions on promoting products for unapproved or off-label uses.

In addition to regulations enforced by the FDA, we are also subject to regulations under the Occupational Safety and Health Act, the Environmental Protection Act and other federal, state and local regulations.

International

To market products in the European Union and countries other than the United States, we must obtain regulatory approval similar to that required by the FDA. All of the Company’s medical devices are classified as Class III devices under the European Medical Devices Directive. Therefore, we were required to obtain a “CE Mark” certification from a “Notified Body” in one of the member countries in the European Union. CE Mark certification is an international symbol of adherence to quality assurance standards and compliance with the applicable European Medical Devices Directive.

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

Pre-market notification clearance must be obtained for some Class I and most Class II devices when the FDA does not require pre-market approval. A pre-market approval application is required for most Class III devices. A pre-market approval application must be supported by valid scientific evidence to demonstrate the safety and effectiveness of the device. The pre-market approval application typically includes:

o    Results of bench and laboratory tests, animal studies, and clinical studies,
o    A complete description of the device and its components,
o    A detailed description of the methods, facilities and controls used to manufacture the device, and
o    Proposed labeling.

The approval process can be expensive, uncertain and lengthy. A number of devices for which FDA approval has been sought by other companies have never been approved for marketing. To date we have not experienced non-approval of any of our devices heretofore submitted to the FDA.

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

Patents and Trademarks

The Company owns a total of twelve outstanding patents. No assurance can be given that competitors will not infringe the Company’s patent rights or otherwise create similar or non-infringing competing products that are technically patentable in their own right.

(See competition)

Liability Insurance

The manufacture and sale of medical products entail significant risk of product liability claims. The Company currently maintains product liability insurance with combined coverage limits of 5 million on claims made basis. There is no assurance that this coverage will be adequate to protect the Company from any liabilities it might incur in connection with the sale or testing of its products. In addition, the Company may need increased product liability coverage as products are commercialized. This insurance is expensive and in the future may not be available on acceptable terms, if at all.

Research and Development

The approximate amount expended by the Company on research and development of its products during the years 2002 and 2001, totaled $818,155 and $414,657 respectively. The Company has not incurred any direct costs relating to environmental regulations or requirements.

Employees

Presently the Company has a total of approximately 124 employees. These consist of 5 executives, 10 administrative, 6 sales, and 103 technical support and factory employees.

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

On February 16, 2001, Meryman Environmental, Inc. conducted a ground water test and determined “the data continues to show an overall decrease in the mass contamination at the site”. At the end of fiscal 2001 the remediation was completed, the seller was released and his mortgage paid off.

We have leased approximately 3,150 usable square feet of additional office space from a non-affiliated third party to be used for accounting, sales, and marketing, at a current monthly rental of $3,354. The lease expires in October 2003.

We also lease approximately 4,000 additional square feet of space from a non- affiliated third party located in the vicinity of our general operations. This space is being utilized for engineering design and warehouse space at a rental of approximately $2,000 per month. The lease expires March 2004. We have an option to renew the lease for 3 years at an increase of 4% per year.

Item 3. Legal Proceedings

The Company’s wholly owned subsidiary, Aaron Medical Industries, Inc. (“Aaron”) is a named defendant along with a physician and hospital in an action in the civil court, State of Michigan. The plaintiff is seeking significant damages alleging among other things, permanent injury and lifelong suffering due to the negligence of the defendants. The complaint alleges that plaintiff’s damages resulted from burns and injuries sustained when a physician used an Aaron manufactured cautery in a surgical procedure upon plaintiff while plaintiff was in an oxygenated environment. Aaron has denied any affiliation with the physician and the hospital and any direct or indirect liability for the injuries sustained by plaintiff. However, in the unlikely event of a jury finding of liability, management believes its insurance coverage should adequately satisfy any such potential judgment.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to securities holders during the fourth quarter of the year ended December 31, 2002.

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

          2002                            High                      Low
                                          ----                      ---

   1st Quarter                             $.85                    $.56
   2nd Quarter                             1.06                     .70
   3rd Quarter                             1.01                     .74
   4th Quarter                              .75                     .51

          2001                            High                      Low
                                          ----                      ---
   1st Quarter                             $.79                    $.68
   2nd Quarter                              .71                     .45
   3rd Quarter                              .70                     .51
   4th Quarter                              .82                     .51

On March 24, 2003, the Closing bid for Bovie’s Common Stock as reported by the OTC Bulletin Board was $.75 per share. As of March 24, 2003, the total number of shareholders of the Company’s Common Stock was approximately 1,500, of which approximately 700 are estimated to be shareholders whose shares are held in the name of their broker or stock depositories or the escrow agent holding shares for the benefit of Bovie Medical Corporation shareholders and the balance are shareholders who keep their shares registered in their own name.

Item 6. Management’s Discussion and Analysis.

Results of Operations

Bovie’s net revenues for 2002 were approximately $12.44 million as compared to $11.53 million for 2001. The increase in sales of $ .91 million (8%) was the net result of an increase in revenues from the sale of cauteries and electrosurgery products. The sales for medical products represented approximately 94% of total sales in 2002 and 2001.

The cost of goods sold increased by $1,299,556 (22%) from $5,890,739 in 2001 to $7,190,295 in 2002. The percentage of gross profit from sales decreased from 49% in 2001 to 42% in 2002. Decreased margins are partly attributable to increased costs associated with the manufacture of cauteries and the write down of obsolete inventory. The Company is increasing the volume of manufacturing being undertaken in Europe and the Far East in order to reduce costs. The difference in cost of sales and gross profit were principally due to an increase in sales and increase in cost of sales of the Company’s family of cauteries. For both years 2002 and 2001 cauteries accounted for 42% and 41% of sales, 49% and 50% of cost of goods sold, respectively.

Research and development expenses increased by $403,498 (97%) from $414,657 to $818,155, from 2001 to 2002. The Company continued to invest in the development of new electrosurgery devices and specialty products for other Companies. (OEM) Research and development costs are comprised of material, engineering, and payroll costs. These costs include the development costs for the Joint Venture of $124,445 and $43,000 for 2002 and 2001, respectively.

The Company’s effective federal income tax rate is 34%. As a result of the net loss in the past year, the Company has not increased its projected net operating loss tax benefit asset. The net operating loss carryover is $9.03 million.

General and administrative expenses of the Company increased $.4 million from $2.1 million in 2001 to $2.5 million in 2002. This was mainly attributable to increases of 1. Expenses in trade show and advertising of $306,792, to introduce its new electrosurgical line of products. 2. Costs for general liability insurance of $23,697.

Salaries and related costs decreased by 4% from $2.2 million in 2001 to $2.1 million in 2002.

Cost of professional services increased by .3% from $320,480 in 2001 to $321,598 in 2002. Professional fees were primarily related to consulting, auditing and legal costs.

Loss from operations was $473,895 in 2002 as compared to an operating gain of $632,056 in 2001. Net loss of the Company in 2002 was $514,765 as compared to net gain in 2001 of $784,293. The loss for 2002 was mostly attributable to the increased costs associated with the development of the Bovie line of generators.

Total other costs as a percentage of sales were 47% in 2002 as compared to 43% in 2001. These costs primarily increased due to the costs associated with the increased research and development costs of the electrosurgery line of products. For the year 2002, total other costs were $6.3 million as compared to $5.2 million for 2001, a 21% increase.

The Company sells its products through distributors both overseas and in US markets. New distributors are contacted through responses to Company advertising in international and domestic medical journals and domestic or international trade shows.

During 2002, international sales of the Company’s product lines increased by $.3 million (16%). In 2002, these sales were $2.3 million (19% of total sales) as compared to $2.0 million (17% of total sales) in 2001. The Company closed it's sales office in Germany and is marketing its products from the U.S.A. through a network of overseas distributors.

In the fourth quarter of 1998, the Company made agreements with various sales representatives to develop markets for its new products and maintain customer relations. The representatives receive an average commission of approximately 2% of sales in their market areas. In 2002 and 2001, commissions paid were $272,539 and $220,109, respectively, an increase of 24%.

An adequate supply of raw materials is available from both domestic and international suppliers. The relationship between the Company and its suppliers is generally limited to individual purchase order agreements, supplemented by contractual arrangements with key vendors to ensure availability of certain products. The Company has developed multiple sources of supply where possible.

In order to provide additional working capital, the Company has secured a $1,500,000 credit facility with a local commercial bank. This facility is payable on demand. For the year end December 31, 2002 the Company was technically not in compliance with one of the banks financial covenants. This was attributeable to the Companys loss of $514,765 for the year 2002.

The bank has waived this financial covenant for the year end 2002. As of March 25, 2003 the Company had drawn down a total of $600,000 against its line of credit.

Financial Condition

As of December 31, 2002, cash totaled $379,209 as compared to $578,354 at December 31, 2001. Cash provided by operating activities was $ 73,980 in 2002 compared to $940,777 in 2001. Net working capital of the Company was $3,084,743 and $3,135,899 on December 31, 2002 and 2001, respectively.

The amount of cash used in investing activities was $519,308 in 2001, compared to $247,167 in 2002. The Company continued to invest in property, plant and equipment needed for future business requirements, including manufacturing capacity. In the year 2001, the Company invested $200,000 in a joint venture involving a new unipolar low temperature plasma technology.

The net cash used by financing activities was $121,777 in 2001 as compared to $25,958 in 2002. A significant item of financing activity in 2001 resulted from the completion re-purchase of 400,000 shares of the Company’s common stock for $183,000, from a major shareholder group that acquired it in connection with the ART transaction in 1998. Another significant activity in 2001 was the refinancing of the Company’s line of credit, which was raised from $600,000 to $1,500,000 and the refinancing of the Company’s first mortgage on its St. Petersburg facility from $372,652 to $475,000. In 2002 the Company paid down its first mortgage by $31,668.

The Company’s ten largest customers accounted for approximately 63% of net revenues for 2002 as compared to 59% in 2001. For both years December 31, 2002 and 2001, the Company’s ten largest trade receivables accounted for approximately 63% of outstanding receivables.

The Company believes that it has the financial resources needed to meet business requirements in the foreseeable future, including capital expenditures needed for the expansion of its manufacturing site, working capital requirements, and product development programs, subject to the Company maintaining compliance with its credit facility.

Outlook

The statements contained in this Outlook are based on current expectations. These statements are forward looking and actual results may differ materially.

The Company has continued to expand its line of electrosurgery products which include the standard stainless steel electrodes, the Bovie/Aaron 800, Bovie/Aaron 900, Bovie/Aaron 950, Bovie/Aaron 1250, and the Aaron 2250 high frequency generators (to be introduced in 2003). Pursuant to perceived market demands, the Company has developed and is currently marketing the Bovie IDS 300-Watt and Bovie IDS 200-Watt digital generators under the newly formed Bovie sales division.

From 2001 to 2002, the Company’s electrosurgery sales increased by 25% from $3.5 million to $4.4 million. The increase was mainly attributable to private label sales to other electrosurgery manufacturers. With the introduction of new electrosurgery products, the Company expects electrosurgery sales to continue to increase in 2003. The Company, through its private label capability and new Bovie sales division anticipates continued opportunities in the domestic and foreign markets. The electrosurgery product market is larger than the Company’s other traditional markets and is dominated by two competitors, ValleyLab and Conmed. The global market for electrosurgery products exceeds $500 million annually.

The Company believes that the world market for disposable medical products, including the Company’s battery-operated cauteries continued to have growth potential since these products have not been affordable or effectively marketed outside the U.S. Due to these factors, the Company has designed certain disposable products to be reusable. The Company presently has a significant portion of the U.S. cautery market and expects moderate growth in sales of cautery-related products to continue.

Non-Medical Products

In 2002, the Company sales of its flexible lighting products, used primarily in the automotive and locksmith industries, totaled $736,758. One customer accounted for $561,276 (77%) of such sales.

Reliance on Collaborative, Manufacturing and Selling Arrangements

The Company is dependent on certain contractual partners for manufacturing and product development. Should a collaborative partner fail to meet its contractual obligation to us, the Company’s future business and value of related assets could be negatively affected. Furthermore, no assurance can be given that a collaborative partner may give sufficient high priority to the Company’s products. In addition, disagreements or disputes may arise between the Company and its contractual partners which could adversely affect production of its products.

Liquidity and Future Plans

The Company’s focus is to acquire, develop, and manufacture new product technologies and to expand its manufacturing capabilities.

In order to increase international sales growth and maintain its ability to sell in Europe, the Company has been certified as ISO9001/EN46001 quality system compliant and has been granted its CE mark (International Quality control.)

In December, the Company satisfied its first mortgage on the building it owns in St. Petersburg, Florida and replaced it with a new first mortgage from its prime lender in the amount of $475,000. The mortgage loan is to be repaid over 5 years with a variable interest starting at the banks present base rate of 4.75%. The Company pays a principal payment of $2,639.00 plus interest each month. A balloon payment of $316,660 is due in December 2006.

In May 2001, the Company changed commercial lenders and increased its credit line from $600,000 to $1,500,000. The interest rate on the line is variable and is presently at the bank’s base rate, which is 4.25% per annum. The outstanding balance on the credit line on December 31, 2002 was $400,000.

The Company’s future results of operations and the other forward-looking statements contained herein, particularly the statements regarding growth in the medical products industry, capital spending, research and development, and marketing and general and administrative expenses, involve a number of risks and uncertainties. In addition to the factors discussed above, there are other factors that could cause actual results to differ materially, such as business conditions and the general economies; competitive factors including rival manufacturers’ availability of products at reasonable prices; risk of nonpayment of accounts receivable; risks associated with foreign operations; and litigation involving intellectual property and consumer issues.

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

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons

The Company’s Executive Officers and directors are as follows:

    Name                       Position                          Director Since
    ----                       --------                          --------------
Andrew Makrides       Chairman of the Board, President, CEO       December 1982
J. Robert Saron       President of Aaron Medical Industries,      August 1994
                      Inc. and Director
George Kromer         Director                                    October 1995
Alfred V.             Director                                    April 1998
Greco
Moshe Citronowicz     Executive Vice President
                      Chief Operating Officer
Charles               Chief Financial Officer and
Peabody               Secretary

Andrew Makrides, Esq. age 61, Chairman of the Board and President, member of the Board of Directors, received a Bachelor of Arts degree in Psychology from Hofstra University and a Juris Doctor Degree from Brooklyn Law School. He is a member of the Bar of the State of New York and practiced law from 1968 until joining Bovie Medical Corporation as Executive Vice President and director, in 1982. Mr. Makrides became President of the Company in 1985 and the CEO in December 1998 and has served as such to date.

J. Robert Saron, age 50, Director, holds a Bachelor's degree in Social and Behavioral Science from the University of South Florida. From 1988 to present Mr. Saron has served as a director of Aaron Medical Industries, Inc. (formerly Suncoast Medical Manufacturing, Inc.). Mr. Saron served as CEO and chairman of the Board of the Company from 1994 to December 1998. Mr. Saron is presently the President of Aaron Medical Industries, Inc., which serves as the Company's marketing subsidiary, and he is also a member of the Board of Directors of the Company.

Alfred V. Greco, Esq. age 67, Director, is the principal of Alfred V. Greco, PLLC, and has been counsel to the Company since its inception. Mr. Greco is a member of the Bar of the State of New York and has been engaged in the practice of law for the past 35 years in the City of New York. The main focus of Mr. Greco’s experience for the past 30 years has been in the area of corporate and Securities law during which he has represented a large number of public companies, securities brokerage firms, executives and registered representatives and has developed a broad range of experience in administrative, regulatory and legal aspects of public companies, their organization and operation. Mr. Greco graduated from Fordham University School of Law with a Doctor of Law degree in June of 1960. He was admitted to the New York State Bar in March, 1961.

George W. Kromer, Jr., age 62, became a director on October 1, 1995. Bovie Medical Corporation has also retained Mr. Kromer on a month-to-month basis as a consultant in addition to his capacity as a director. He has been writing for business publications since 1980. In 1976, he received a Master’s Degree in health administration from Long Island University. He was engaged as a Senior Hospital Care Investigator for the City of New York Health & Hospital Corporation from 1966 to 1986. He also holds a Bachelor of Science Degree from Long Island University’s Brooklyn Campus and an Associate in Applied Science Degree from New York City Community College, Brooklyn, New York.

Moshe Citronowicz, age 50, is a graduate of the University of Be’er Sheva, Be’er Sheva, Israel, with a Bachelor of Science Degree in electrical engineering. He has also received certificates from Worcester Polytech, Lowell University and the American Management Association for completion of seminars in MRP, master scheduling, purchasing SPC, JIT, accounting and plant management. Since coming to the United States in 1978, Mr. Citronowicz has worked in a variety of manufacturing and high tech industries. In October 1993, Mr. Citronowicz joined the Company as Vice President of Operations. He is responsible for all areas of manufacturing, purchasing, product redesign, as well as new product design. In September 1997, Mr. Citronowicz was appointed by the Board of Directors to the position Executive Vice President and Chief Operating Officer.

Charles Peabody, CPA, age 51, graduated from Babson College with a BSBA in accounting. He is a Certified Public Accountant in the States of Florida and Vermont. During the past twenty years, Mr. Peabody has had positions ranging from vice president, finance and administration of an $11 million telecommunication equipment manufacturer to the chief financial officer of a $18 million commercial refrigeration glass door company. Mr. Peabody is a member of the American and Florida Institutes of Certified Public Accountants.

Item 10. Remuneration

The following table sets forth the compensation paid to the executive officers of the registrant for the three years ended December 31, 2002:

                                Summary Compensation Table
                      Annual Compensation          Long Term Compensation
                      -------------------          ----------------------
                                                              Securities
                                                              Underlying
   Name and                                                   Restricted  Stock
   Principal                                (a)      (b)        Stock    Option
   Position        Year   Salary    Bonus   Other   Awards(#)   SARS(#) Pay-outs
   --------        ----   ------    -----   -----   ---------  -------  --------

Andrew Makrides    2002   $141,835   2,760   9,581         --        --      --
 the Board         2001   $146,446   2,567   12,352        --   155,000      --
 President, CEO    2000   $123,764   2,388    7,235        --        --      --
 Chairman of
 the Board

J. Robert Saron    2002   $200,545   3,907   15,533       --         --      --
 Director          2001   $199,485   3,624   18,018       --    155,000      --
 President of
  Aaron            2000   $167,528   3,381   12,556       --         --      --
 Medical and
 Director

Moshe Citronowicz
 Executive
 Vice President-   2002   $147,370   2,871   15,688       --         --      --
 Chief Operating   2001   $149,697   2,671   17,205       --    155,000      --
 Officer           2000   $122,076   2,485   12,711       --         --      --

Manfred Sablowski
 Vice President    2002   $107,218   2,075    9,435       --         --      --
 Sales and
 Marketing         2001   $105,361     407    2,360       --     25,000      --

Richard Kozloff    2002   $105,251   2,024    9,223       --         --      --
 Quality Control   2001   $106,096   1,955    7,124       --     35,000      --
 Officer

   (b) Other compensation consists of medical insurance and auto.

No options were granted or issued to any executive officer or director during fiscal year ending December 31, 2002. Nor were any previously issued options exercised by any executive officer or director during the past year.

In January 2003, the Board of Director adopted the 2003 Executive and Employee Stock Option Plan (the “Plan”) covering a total of one million two hundred thousand (1,200,000) shares of common stock issuable upon exercise of options granted under the Plan. In January 2003, the Board of Directors granted the following options to Executive Officers and Directors:

   George Kromer                                      60,000
   Alfred Greco                                       60,000
   Moshe Citronowicz                                  85,000
   Robert Saron                                       85,000
   Andrew Makrides                                    85,000
   Charles Peabody                                    25,000
                                                     -------

       Total                                         400,000
                                                     =======

Outside Directors are compensated in their capacities as Board members through option grants. The Company's Board of Directors presently consists of J. Robert Saron, Andrew Makrides, Chairman CEO, and President, George W. Kromer, Jr. and Alfred Greco. For the past years, pursuant to a written agreement, Mr. Kromer has been retained by Bovie Medical Corporation as a business and public relations consultant on a month-to-month basis at an average monthly fee of $1,200. Mr. Greco is an officer and director of Alfred V Greco PLLC, counsel to the corporation which earned legal fees from the Company of $59,303 during 2002.

There have been no changes in the pricing of any options previously or currently awarded.

In February 2002, the Company extended employment contracts with certain of its officers for three years. The following schedule shows all contracts and terms with officers of the Company.

                            Bovie Medical Corporation
                               Officers' Contracts
                                December 31, 2002

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

Item 11. Security Ownership of Certain Beneficial Owners and Management of Bovie

The following table sets forth certain information as of December 31, 2002, with respect to the beneficial ownership of the Company’s common stock by all persons known by the Company to be the beneficial owners of more than 5% of its outstanding shares, by directors who own common stock and/or options to levy common stock and by all officers and directors as a group.

                                  Number of Shares                  Percentage
                                                         Nature of      of
        Name and Address       Title      Owned (i)      Ownership  Ownership(i)
        ----------------       -----      ---------      ---------- ------------
Maxxim Medical Inc.            Common     3,000,000      Beneficial      18.2%
10300 49th Street, North
Clearwater, FL  33762

Directors and Officers
----------------------
Andrew Makrides                Common       690,800(ii)  Beneficial       4.2%
734 Walt Whitman Road
Melville, NY  11746

George Kromer                  Common       305,000(iii) Beneficial       1.8%
P.O. Box 188
Farmingville, NY  11738

Alfred V. Greco                Common       301,500(iv)  Beneficial       1.8%
666 Fifth Avenue
New York, NY  10103

J. Robert Saron                Common       827,976(v)    Beneficial      5.0%
7100 30th Avenue North
St. Petersburg, FL  33710

Moshe Citronowicz              Common       504,591(vi)   Beneficial      3.1%
7100 30th Avenue North
St. Petersburg, FL  33710

Officers and Directors as a group         2,269,867(vii)                 16.4%

(i)  Based on  13,256,103  outstanding  shares of  Common  Stock  and  3,239,500 outstanding  options  to acquire a like  number of shares of Common  Stock as of
December 31, 2002, of which  officers and  directors  owned a total of 1,655,000 options at December 31, 2002.

(ii) Includes  375,000 shares reserved and underlying 10 - year options owned by
Mr. Makrides to purchase shares of Common Stock of the Company.  Exercise prices for his options range from $.50 for 155,000 shares to $1.15 for 50,000 shares.

(iii) Constitute  shares reserved  pursuant to 305,000 ten year options owned by
Mr. Kromer to purchase  shares of the Company.  Exercise  prices for his options range from $.50 for 100,000 shares to $1.125 for 105,000 shares.

(iv) Includes 250,000 shares reserved pursuant to 10 year options exercisable at prices  varying  between  $.50 per share  (100,000  shares) up to $.75 per share
(150,000 shares).

(v) Includes 395,000 shares reserved pursuant to 10 year options  exercisable at prices  ranging  from  $1.125  per share for 30,000  shares,  $.75 per share for
210,000 shares, and $0.50 per share for 155,000 shares.

(vi) Includes  330,000 shares reserved  pursuant to 10 year options owned by Mr.
Citronowicz exercisable at $.75 per share.

(vii) Includes  1,655,000  shares reserved for outstanding  options owned by all
Executive Officers and directors as a group.

Item 12. Certain Relationships and Related Transactions

In January 2003, the Executive Officers and directors were awarded a total of 400,000 options to purchases the Company's Common Stock at exercise prices of $.70 per share under the Company's 2003 Executive and Employee Stock Option Plan. See Remuneration

A director, Alfred V. Greco Esq. is the principal of Alfred Greco Pllc, the Company's counsel. Mr. Greco's Company received $59,303 and $90,136 in legal fees for the years 2002 and 2001, respectively. See "Security ownership" of certain beneficial owners and management.

A director, George Kromer also serves as a consultant to the Company with consulting compensation of $17,586 and $19,807 for 2002 and 2001, respectively.

Two relatives of the chief operating officer of the Company are employed by the Company. Yechiel Tsitrinovich, an engineering consultant received compensation for 2002 and 2001 of $77,150 and $4,500 respectively. The other relative, Arik Zoran, is an employee of the Company in charge of the engineering department. He has a two year contract providing for a salary of $90,000 per year plus living expenses and benefits. The Company is attempting at this time to secure a permanent work visa for Mr. Zoran.

Item 13. Exhibits and Reports on Form 8-K

No Form 8-K was filed in the fourth quarter of 2002.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Petersburg, State of Florida on March 28, 2003.

                                                 Bovie Medical Corporation

                                                 By: /s/ Andrew Makrides
                                                 -----------------------
                                                 Andrew Makrides
                                                 Chairman of the Board President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures                                             Title and Date

/s/Andrew Makrides                                     Chairman of Board
Andrew Makrides                                        Chief Executive Officer
                                                       President, Director
                                                       March 28, 2003

/s/J. Robert Saron                                     Director
J. Robert Saron                                        March 28, 2003

/s/George W. Kromer                                    Director
George W. Kromer                                       March 28, 2003

/s/Charles Peabody                                     Chief Financial Officer
Charles Peabody                                        March 28, 2003

/s/Alfred V. Greco                                     Director
Alfred V. Greco                                        March 28, 2003

PART II

ITEM 7. FINANCIAL STATEMENTS

BOVIE MEDICAL CORPORATION INDEX
TO FINANCIAL STATEMENTS

       Contents
       --------

Independent Auditors' Report

Consolidated Balance Sheet at
 December 31, 2002 and 2001

Consolidated Statements of Operations for the
 years ended December 31, 2002 and 2001

Consolidated Statements of Shareholders' Equity
 for the years ended December 31, 2002 and 2001

Consolidated Statements of Cash Flows for the
 years ended December 31, 2002 and 2001

Notes to Consolidated Financial Statements

Consent of Certified Public Accountant

BLOOM & CO., LLP.
50 CLINTON STREET . HEMPSTEAD . NEW YORK 11550 .
TEL : 516 - 486-5900 FAX : 516 - 486-5476
CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
and Shareholders of
Bovie Medical Corporation

We have audited the accompanying consolidated balance sheets of Bovie Medical Corporation as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bovie Medical Corporation as of December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

BLOOM & CO., LLP
Hempstead, New York
March 25, 2003

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2002 and 2001

ASSETS

                                            2002                    2001
                                            ----                    ----
Current assets:

Cash                                   $   379,209               $  578,354
Trade accounts receivable, net           1,350,487                1,200,933
Inventories                              2,357,505                2,419,827
Prepaid expenses                           164,264                  128,045
Deferred tax asset                         386,200                  386,200
Other Assets                                45,044                      779
                                         ---------                ---------

Total current assets                     4,682,709                4,714,138

Property and equipment, net              1,559,080                1,531,658

Other assets:

Repair parts                               281,746                  300,272
Trade name                               1,509,662                1,509,662
Patent rights, net                         258,214                  314,691
Deposits                                     9,470                    8,124
Investment Joint Venture                   200,000                  200,000
                                        ----------                ---------

                                         2,259,092                2,332,749
                                        ----------                ---------

Total Assets                        $    8,500,881               $ 8,578,545
                                        ==========                ==========

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2002 and 2001
(Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

                                           2002                     2001
Current liabilities:

Accounts payable                      $  478,668                 $ 373,375
Accrued expenses                         396,949                   499,850
Customers deposits                       128,000                        --
Notes payable                            525,467                   197,309
Due to shareholders                       37,214                    32,705
Current maturities of long term debt      31,668                    31,668
                                       ---------                  --------
Total current liabilities              1,597,966                 1,134,907

Notes Payable-Non current                411,664                   443,332

Stockholders' equity:

Preferred stock 10,000,000 shares
authorized, none outstanding                                            --

Common stock par value $.001;
40,000,000 shares authorized,
13,204,755 and 13,204,755
issued and outstanding
on December 31, 2002 and
December 31, 2001 respectively,          13,274                     13,274
Additional paid in capital           19,820,044                 19,814,334
Accumulated deficit                 (13,342,067)               (12,827,302)
                                     ----------                 ----------
Total stockholders' equity            6,491,251                  7,000,306
                                     ----------                 ----------

Total liabilities and
  stockholders' equity             $  8,500,881               $  8,578,545
                                     ==========                ===========

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                         2002                        2001
                                         ----                        ----

Sales                              $12,446,571              $  11,532,810
Cost of sales                        7,190,295                  5,890,739
                                   -----------                -----------

Gross Profit                         5,256,276                  5,642,071

Other costs:
Research and development               693,710                    371,657
Professional services                  321,598                    320,480
Salaries and related costs           2,093,642                  2,183,143
Selling, general and
 administration                      2,496,776                  2,091,735
Equity in net loss of
 unconsolidated affiliate              124,445                     43,000
                                     ---------                  ---------

Total other costs                    5,730,171                  5,010,015
                                     ---------                  ---------

Income(loss)from operations          (473,895)                   632,056

Other income and (expense):

Interest income                          5,206                     10,109
Interest expense                     (48,451)                (70,693)
Miscellaneous/other income               2,375                      1,631
                                      --------                  ---------

                                     (40,870)                (58,953)
                                      --------                  ---------

                                      (514,765)                   573,103

Income tax expense                          --                   (200,586)
Income tax benefit                          --                    411,776
                                      --------                   --------

Net income (loss)                 $  (514,765)                $  784,293
                                      ========                   ========

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
(CONTINUED)

                                               2002                       2001
                                               ----                       ----

   Net(Loss)earnings per share                $(.04)                    $  .06
                                               ====                       ====

  Weighted average number
     of common shares outstanding         13,204,755                 13,445,045
                                          ==========                 ==========

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                          Warrants        Preferred               Common
                        Outstanding     Shares    Stock      Shares     Stock
                        -----------     ------    -----      ------     -----

Balance as of
 January 1, 2001          2,105,500         --       --   13,685,334    13,755

Warrants issued           1,134,000         --       --           --        --

Warrants forfeited       (330,500)        --       --           --        --

Common Shares Purchased
 from shareholder for
 cash at $.38 per share
 and retired                     --        --       --     (480,579)      (481)

Subscription receivable
 paid on Cash                    --        --       --           --         --

Income for period                --        --       --           --         --
                          ---------   -------     ----     --------     -------

Balance as of
December 31, 2001         2,909,000        --       --    13,204,755     13,274

Adjust number
 of shares outstanding           --        --       --            --         --

Subscription receivable
 paid in cash                    --        --       --            --         --

Loss for Period                  --        --       --            --         --
                         ----------      ----    -----    ----------     ------
Balance as of
December 31, 2002         2,909,000        --       --    13,256,103     13,274
                         ==========      ====    =====    ==========     ======

(continued)

                                  Paid-in
                                  Capital        Deficit        Total
                                  -------        -------        -----

Balance as of
 January 1, 2001               19,991,487    (13,611,595)    6,393,647

Warrants issued

Warrants forfeited

Common Shares Purchased
 from shareholder for
 cash at $.38 per share
 and retired                   (182,518)             --       (183,000)

Subscription receivable
 paid on Cash                      5,365              --          5,365

Income for period                     --         784,293        784,293
                               ---------      ----------      ---------

Balance as of
December 31, 2001             19,814,334     (12,827,302)     7,000,306

Adjust number
 of shares outstanding 87

Subscription receivable
 paid in cash                      5,710             --           5,710

Loss for Period                       --        (514,765)      (514,765)
                               ---------       ----------      ---------
Balance as of
December 31, 2002             19,820,044      (13,342,067)     6,491,251
                              ==========       ==========      =========

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                             2002                      2001
                                             ----                      ----

Cash flows from operating
activities:

Net income(loss)                      $  (514,765)                $  784,293

Adjustments to reconcile
net income to net cash provided
by operating activities:

Depreciation and amortization             274,876                    524,242
Tax benefit of loss carryforward               --                   (211,190)
Write down of inventories and parts       367,551                    117,842
Change in assets and liabilities:
Trade receivables                        (149,554)                    55,116
Prepaid expenses                         (36,219)                 (16,702)
Inventories and parts                    (286,703)                 (525,679)
Other receivables                        (44,265)                   110,400
Accounts payable                          105,293                  (65,769)
Accrued expenses                           29,608                    149,425
Short Term Notes                          328,158                     18,799
                                         ---------                  --------

Total adjustments                         588,745                    156,484
                                         ---------                   --------

Net cash provided by
 operations                          $     73,980                  $ 940,777
                                        =========                   ========

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
(Continued)

                                              2002                    2001
                                              ----                    ----

Net cash provided by
 operating activities                    $   73,980                $ 940,777

Cash flows from investing activities:

(Increase) in fixed assets                (220,671)               (172,940)
Decrease(Increase)in security deposits    (1,346)                  27,595
Purchase of technology                    (25,150)               (273,963)
Partnership contribution                         --                (100,000)
                                           --------                  -------

Net cash (used in) investing
 activities                               (247,167)               (519,308)

Cash flows from financing activities;

Loans from shareholders                         --                  (24,720)
Repurchase and retirement of common stock       --                  (183,000)
Reduction in subscription receivable         5,710                      5,365
Pay off mortgage                          (31,668)                 (394,422)
Mortgage payable                                --                    475,000
                                           -------                   --------
Net cash (used in)
 financing activities                     (25,958)                 (121,777)
                                           -------                   --------

Net increase(decrease) in cash            (199,145)                   299,692

Cash at beginning of year                  578,354                    278,662
                                           -------                   --------
Cash at end of year                      $ 379,209                  $ 578,354
                                           =======                   ========

Cash paid during the twelve months ended December 31:

                                           2002                       2001
                                           ----                       ----

Interest                               $ 47,530                   $ 69,421

Income Taxes                                 --                         --

The accompanying notes are an integral part of these financial statements.

BOVIE MEDICAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE YEAR ENDED DECEMBER 31, 2002 AND 2001

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2002 AND 2001:

There were no non-cash investing or financing activities in 2001 and 2002.

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

The equity method of accounting is used when the ompany has a 20% to 50% interest in other companies. Under the equity method, original investments are recorded at cost and adjusted by the company's share of undistributed earnings or losses of these companies.

Fair Values of Financial Instruments

Cash and cash equivalents. Holdings of highly liquid investments with maturities of three months or less, when purchased, are considered to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair values. The amount of federally insured cash deposits was $100,000 as of December 31, 2002.

The carrying amount of trade accounts receivable, accounts payable, prepaid and accrued expenses, bonds and notes payable, and amounts due to shareholders, as presented in the balance sheet, approximates fair value.

Inventories and Repair Parts

Inventories. Inventories are stated at the lower of cost or market. Cost is determined principally on the average actual cost method. Finished goods and work-in-process inventories include material, labor, and overhead costs. Factory overhead costs are allocated to inventory manufactured in-house based upon cost of materials. The Company monitors usage reports to determine if the carrying value of any items should be adjusted due to lack of demand for the item. The Company adjusts down the inventory for estimated obsolescence or unmarketable inventory equal to difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-down may be required.

Inventory at December 31, 2002 and 2001 were as follows:

                                     2002                    2001
                                     ----                    -----
  Raw materials              $    1,180,758             $ 1,222,349
  Work in process                   524,322                 614,342
  Finished goods                    652,425                 583,136
                                  ---------               ---------
      Total                  $    2,357,505             $ 2,419,136
                                  =========               =========

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

As of December 31, 2002 and 2001 the inventory of parts were as follows:

                                                       2002           2001
                                                       ----           ----
Raw materials                                     $  498,136       $ 520,491
Allowance for excess or obsolete parts             (216,390)       (220,219)
                                                    --------         -------
                                                   $ 281,746       $ 300,272
                                                    ========         =======

Long-lived Assets

Property, plant and equipment- These assets are recorded at cost less depreciation and amortization. Depreciation and amortization are accounted for on the straight-line method based on estimated useful lives. The amortization of leasehold improvements is based on the shorter of the lease term or the life of the improvement. Betterments and large renewals, which extend the life of the asset, are capitalized whereas maintenance and repairs and small renewals are expenses, as incurred. The estimated useful lives are: machinery and equipment, 7-15 years; buildings, 30 years; and leasehold improvements, 10-20 years.

Intangible assets- These assets consist of patent rights and trade name. The patent rights are being amortized by the straight-line method over a 5-year period. The trade name qualifies as an indefinite-lived intangible asset and is not subject to amortization. Trade name is tested for impairment annually, or more frequently if the events or changes in circumstances indicate that the asset may have been impaired. In the event of impairment of any intangible asset, the excess of the carrying amount over the fair value is recognized as impairment loss. The impairment losses are not restored in future.

Impairment of Long-Lived Assets. The Company reviews long-lived assets for impairment whenever events or changes in business circumstances occur that indicate that the carrying amount of the assets may not be recoverable. The Company assesses the recovery ability of long-lived assets held, and to be used, based on undiscounted cash flows and measures the impairment, if any, using discounted cash flows.

Revenue Recognition and Product Warranty

Revenue from sales of products is generally recognized upon shipment to customers. The Company warrants its products for one year. The estimated future costs of warranties are not material. Income is recognized in the financial statements (and the customer billed) when products are shipped from stock. The Company now includes revenues from freight in gross sales and cost of freight in cost of goods sold. Allowances for estimated uncollectible accounts, discounts, returns, and allowances are provided when sales are recorded.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs

All advertising costs are expensed, as incurred. The amounts of advertising costs were $359,875 and $213,263 for 2002 and 2001, respectively.

Net Loss and Earnings Per Common share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. The assumed exercise of outstanding stock options have been excluded from the calculations of loss per share as their effect is antidilutive.

Basic earnings per share ("EPS") is computed based on the weighted average number of common shares outstanding for the period. Diluted EPS gives effect to all dilutive potential shares outstanding (i.e., options and warrants) during the period.

Research and Development Costs

Research and development expenses are charged to operations. Only the development costs that are purchased from another enterprise and have alternative future use are capitalized and are amortized over estimated useful life of the asset, generally five years.

For research and development activities that are partially or completely funded by other parties and the obligation is incurred solely to perform contractual services all expenses are charged to cost of sales.

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

Stock-Based Compensation

The Company had adopted SFAS 123 and has adopted the amendments to SFAS 123 disclosure provisions required under SFAS 148. The Company will continue to account for stock-based compensation utilizing the intrinsic value method per Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees. Under this policy:

1. Compensation costs are recognized as an expense over the period of employment attributable to the employee stock options. 2. Stocks issued in accordance with a plan for past or future services of an employee are allocated between the expired costs and future costs. Future costs are charged to the periods in which the services are performed.

Pursuant to the disclosure requirements of SFAS 148, the Company provides an expanded reconciliation for all periods presented Note 9.

New Accounting Standards

Recently Issued Accounting Standards:

In July 2001, the FASB issued SFAS No. 141, Business Combinations , and SFAS No. 142, Goodwill and Intangible Assets . SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method and establishes specific criteria for the recognition of acquired intangible assets apart from goodwill. Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer subject to amortization over their estimated useful life. Rather, these assets are subject to, at least, an annual assessment for impairment by applying a fair-value-based test. The Company adopted SFAS 141 effective July 1, 2001 and SFAS 142 effective January 1, 2002.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The adoption of SFAS 141 and SFAS 142 eliminated the annual amortization of trade name of $1,877,299. The reduction in amortization expense was $93,865.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires entities to record the cost of any legal obligation for the retirement of tangible long-lived assets in the period in which it is incurred. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company adopted the standard effective January 1, 2003. The adoption of SFAS 143 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted SFAS 144 effective January 1, 2002. The adoption of SFAS 144 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement No. 146 addresses the timing of recognition and the related measurement of the costs of one-time termination benefits. Under SFAS 146, liabilities for costs associated with a plan to dispose of an asset or to exit a business activity must be recognized in the period in which the costs are incurred Statement No. 146 is effective for exit activities initiated after December 31, 2002, with early application allowed. The Company adopted SFAS 146 effective January 1, 2002. The adoption of SFAS 146 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based compensation - Transition and Disclosure - an amendment of FASB Statement No. 123. Statement No. 148 amends Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 to require disclosure in interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not intend to adopt a fair-value based method of accounting for stock-based employee compensation until a final standard is issued by the FASB that addresses concerns related to the applicability of current option pricing models to non-exchange traded employee stock option plans

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SFAS 148 also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for financial statements for annual periods ending after December 15, 2002 and interim periods beginning after December 31, 2002.

The Company has adopted the amendments to SFAS 123 disclosure provisions required under SFAS 148 but will continue to use intrinsic value method under APB 25 to account for stock-based compensation. As such, the adoption of this statement has not had a significant impact on the Company s financial position, results of operations or cash flows.

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, Guarantor s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. At December 31, 2002, the Company does not have any significant guarantees. The Company adopted the disclosure requirements of FIN 45 for the year ended December 31, 2002, and the recognition provisions effective January 1, 2003.

Effective for both interim and annual periods beginning after December 15, 1997. In 1998, the Company adopted SFAS 130.

Reclassifications- Certain amounts in the 2000 and 2001 financial statements have been reclassified to conform to the 2002 presentation.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. DESCRIPTION OF BUSINESS

Background

Bovie Medical Corporation (“the Company”) was incorporated in 1982, under the laws of the State of Delaware and has its principal executive office at 734 Walt Whitman Road, Melville, New York 11747.

The Company is actively engaged in the business of manufacturing and marketing medical products and developing related technologies. Aaron Medical Industries, Inc. ("Aaron"), a 100% owned subsidiary based in St. Petersburg, Florida is engaged in marketing the Company’s medical products. Although the Company’s largest current product line is battery-operated cauteries, the Company has shifted its focus to the manufacture and marketing of generators and electrosurgical disposables. This new focus on high frequency desiccators and generators is evident in the development of the Aaron 800 and Aaron 900 high frequency desiccators, the Aaron 950- the first high frequency desiccator with cut capability, Aaron 1250 and Aaron 2250. The Aaron 1250 and Aaron 2250 are designed for today’s rapidly expanding surgi-center market. Additionally, our new 200-watt electrosurgical unit and our new 300-watt electrosurgical unit will be marketed under the Bovie name. The 300-watt electrosurgical generator is the standard power output in hospital globally.

The Company also manufactures a variety of specialty lighting instruments for use in ophthalmology, general surgery, hip replacement surgery, and for the placement of endotracheal tubes. An industrial version of this light is distributed commercially through various retail outlets and stores.

Bovie manufactures and markets its products both under private label and the Bovie/Aaron label to distributors worldwide. Additionally, Bovie/Aaron has original equipment manufacturing (OEM) agreements with other medical device manufacturers. These OEM arrangements combined with private label and the Bovie/Aaron label allows the Company to gain greater market share for the distribution of its products.

Joint Venture Agreement

In February 2000, the Company entered into a Joint Venture Agreement with a German corporation, Jump Agentur Fuer Elektrotechnik GMBH. Pursuant to the agreement, Bovie advanced $200,000 to the partnership to cover costs of further research toward the production of two commercial prototypes. Bovie has made available its facilities in Florida for development, manufacturing and marketing of the products of the joint venture and is responsible to expend its best efforts to secure all necessary financing for the research, development and marketing of the products estimated to be an amount up to $1,500,000.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. DESCRIPTION OF BUSINESS (Continued)

Joint Venture Agreement (Continued)

Pursuant to agreement, the joint venture acquired an exclusive license to produce and market any surgical/medical devices utilizing this technology. In fiscal, 2002, Bovie made additional advances to the joint venture in the form of research and development of prototypes expending $84,445 in development costs and incurring engineering costs estimated at $40,000.

The device has been developed and patented in both Europe and the United States. Bovie is currently building its first prototypes for eventual FDA submission and approval, subject to completion of authorized clinical studies. The initial intended uses are in the areas of dermatology and plastic surgery. Other contemplated surgical uses for the technology are cardiovascular, thoracic, gynecological, trauma and other surgeries.

Pursuant to agreement, the joint venture acquired an exclusive license to produce and market any surgical/medical devices utilizing this technology. In fiscal, 2002, Bovie made additional advances to the joint venture in the form of research and development of prototypes expending $84,445 in development costs and incurring engineering costs estimated at $40,000. In 2001 those costs were $43,000. The Company has charged these costs to operations as equity in net loss of unconsolidated affiliate.

NOTE 3. TRADE ACCOUNTS RECEIVABLE

As of December 31, 2002 and 2001 the trade accounts receivable were as follows:

                                                   2002                2001

      Trade accounts receivable                  $ 1,498,512       $ 1,277,882
      Less: allowance for doubtful accounts           36,000            76,949
            allowance for discounts                 (148,025)               --
                                                  ----------         ---------
      Trade accounts receivable, net             $ 1,350,487        $1,200,933
                                                  ==========         =========

At December 31, 2002 trade accounts receivable were pledged as collateral in connection with bank loans.

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

The Company has leased approximately 3,150 square feet of additional office space from a non-affiliated third party to be used for accounting, sales, and marketing, at a current monthly rental of $3,354. The lease expires in October 2003.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. PROPERTY, PLANT AND EQUIPMENT (Continued)

As of December 31, 2002 and 2001 property, plant and equipment consisted of the following:

                                                      2002             2001

        Equipment                             $      772,239       $   667,353
        Building                                     637,485           637,485
        Furniture and Fixtures                       515,788           439,850
        Leasehold Improvements                       310,514           302,865
        Molds                                        383,760           351,562
                                                   ---------         ---------
                                                   2,619,786         2,399,115
        Less: accumulated depreciation             1,060,706           867,460
                                                   ---------         ---------
        Net property, plant, and equipment    $    1,559,080       $ 1,531,658
                                                   =========         =========

Depreciation expenses for the years ended December 31, 2002 and 2001 were $193,246 and $193,461, respectively.

Property and Environmental Contamination

As part of the purchase agreement regarding the building located at 7100 30th Avenue North, St. Petersburg, Florida (manufacturing facility), the seller acknowledged it had previously conducted assessments to document environmental conditions existing on the property. The results of the assessment review are set forth in a June 23, 1994 Contamination Assessment Report (CAR) and a January 27, 1995 Contamination Assessment Addendum (CARA). The Florida Department of Environmental Protection (FDEP) stated in a letter, dated March 31, 1995, that based on their review of the CARA, the CAR could not be approved and that additional work was needed to be performed.

In February of 1998, the environmental engineering firm Geo-Ambient conducted a second addendum to the CAR, (CAR Addendum II) to complete the additional work requested by the FDEP. Based on the results of CAR Addendum II, Geo-Ambient recommended to the FDEP that a "no further action" status be granted for the site.

A letter dated November 22, 1999 and written by Ambient Technologies Inc. (“ATI) that states that based on the ground water quality monitoring data obtained and existing site conditions, ATI recommends that a "no further action" status be granted for the site. Based on the "no further action" finding by Geo-Ambient and the anticipated issuance of an SCRO by the FDEP, management of the Company had estimated the present value of the cost of environmental work to be zero.

On February 16, 2000, Meryman Environmental, Inc. conducted a ground water test and determined "the data continues to show an overall decrease in the mass contamination at the site." In the Fourth Quarter of 2001, the site was declared remediated and the Krause Mortgage was paid off.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On March 1, 2002, the Company leased addition warehouse an office space across the street from its 30th Avenue facility in St. Petersburg Florida, the address of the location is 7191 30th Avenue North. Annual rental is $22,023 for 4,268 square feet. The initial leased period is for two years extending to March 15, 2004 with an option for an additional three years. The lease calls for annual increases of 4% annually.

The following is a schedule of future minimum rental payments as of December 31, 2002:

Year Amount 2003 $ 63,294 2004 6,027

Total consolidated rent expense for the Company was $36,306 in 2001 and $54,926 in 2002.

NOTE 6. DUE TO SHAREHOLDERS

In response to the recission offer made by Bovie Medical Corporation to Aaron's former shareholders, certain shareholders owning 46,800 shares have not contacted the Company. The amount due to these shareholders, including $18,787 of accrued interest, is $37,214.

NOTE 7. INTANGIBLE ASSETS

At December 31, 2002 and 2001 intangible assets consisted of the following:

      Classification                                    Amount
                                                 2002            2001
                                               -------------------------
      Electrosurgery Technology            $    659,197       $  632,921
      Multifunction Cautery                      59,377           59,377
      Patent rights                              87,000           87,000
      Goodwill                                  359,405          359,405
      Trade name                              1,877,299        1,877,299
                                             ----------        ---------
                                              3,042,278        3,016,002
      Less: Accumulated Amortization         (1,274,402)      (1,191,649)
                                              ---------        ---------
            Total                          $  1,767,876      $ 1,824,353
                                              =========        =========

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. INTANGIBLE ASSETS (Continued)

The cost of patents, trademarks, patent rights, technologies and copyrights acquired are being amortized on the straight-line method over their remaining lives, ranging from 2 to 20 years. Amortization expense charged to operations in 2002 and 2001 was $81,628 and $151,529, respectively.

NOTE 8. LONG-TERM DEBT

The long-term debt of the Company at December 31, 2002 and 2001 includes a mortgage, debentures and notes payable.

                                               2002           2001

         Bonds payable                  $    20,000       $  20,000
         Mortgage payable                   443,332         475,000
         Term loan                          105,467          27,309
         Line of credit- bank               400,000         150,000
                                            -------         -------
                                        $   968,799       $ 672,309
                                            =======         =======

Mortgage Payable

Mortgage payable at 10% was issued to the former landlord for the purchase of the property located at 7100 30th Avenue North, St. Petersburg, Florida was secured on June 26, 1995 for $500,000 payable in monthly installments of $5,673.06, inclusive of interest, until July 1,1998 when a balloon payment of $442,733 was due. In December 2001, the Company refinanced the mortgage with a first mortgage on its property at 7100 30th Avenue North St. Petersburg. The Company cleared the environmental problem with the property and was able to replace the Krause mortgage with a new first mortgage of $475,000 from its commercial lender. The interest the Company pays on the mortgage is variable at the banks base rate which is 4.25%, presently. The Company makes principal payments of $2,639 per month plus interest. The mortgage has a balloon payment of $320,562 due in November of 2006.

The scheduled principal payments for the next five years are as follows:

              Year                     Amount

              2003                   $  31,668
              2004                      31,668
              2005                      31,668
              2006                     346,952

Line of Credit - Commercial Bank

Advances under the new line of credit secured in May of 2001 are limited to the lesser of $1,500,000 or 80% of net accounts receivable from non-affiliated parties. Availability was net of $400,000 already advanced. The annual interest rate on the loan is variable and is based on the bank's base rate. The line has no expiration date and is due on demand by the bank. The bank has a security interest in inventory, accounts receivable and equipment of the Company (the collateral). The balance due the bank on the credit line at December 31, 2002 was $400,000.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. OPTIONS

As of December 31, 2002, outstanding options were as follows:

        Number of Options                  Exercise
      Currently Exercisable                  Price

             50,000                           1.150
            307,000                           1.125
             30,000                           1.120
          1,388,000                           0.750
          1,134,000                           0.500
          ---------                         -------
          2,909,000                         $  .703 (a)
          =========                         =======

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

In 2001, a total of 330,500 stock options issued under the 1998 plan expired and were canceled. We then issued 577,500 5 year options to replace expired options previously granted under the 1996 plan effectively extending the original terms of an additional 5 years.

In 2001, the Company set aside 1,200,000 shares of common stock and granted 1,134,000 options to employees to purchase that stock at $.50 per share. The bid price of Bovie shares was $.50 per share on the date of the grant.

All outstanding exercisable stock options expire at various dates through December 2011. At December 31, 2001, a total of 2,909,000 shares of common stock have been reserved for issuance upon exercise of outstanding options under the plan. Options are currently exercisable with a weighted average life of approximately seven years.

Had the compensation cost for the Company's two stock option issuances been determined based on the fair value at the grant date for awards in 2001 consistent with the provisions of SFAS No.123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. OPTIONS(Continued)

                                            2002                 2001

Net earnings(Loss) - as reported)           $ (514,765)            $ 784,293
Net earnings(Loss) - pro forma                (514,765)              684,391
Gain(Loss) per share                          (.04)                  .06
Gain(Loss) per share-pro forma                (.04)                  .05

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions, zero dividend yield; expected volatility of .50%; risk-free interest rate of 6.34%; and expected lives of 3 years.

NOTE 10. TAXES AND NET OPERATING LOSS CARRYFORWARDS

As of December 31, 2002, the components of deferred tax assets were as follows:

        Deferred tax assets:                           2002             2001

        Accounts receivable                           36,000            76,949
        Inventories                                  680,399           390,458
        Net operating loss carry forwards          3,160,000         2,980,000
        Patent rights, primarily due to
         amortization                                120,295           124,747
                                                   ---------         ---------
        Total gross deferred tax assets            3,996,694         3,572,154
        Less: Valuation allowance                  3,610,494         3,185,954
                                                   ---------         ---------
        Net deferred tax assets - current         $  386,200       $   386,200
                                                   =========         =========

The Company had net operation losses (NOLs) of approximately $9,027,000 at December 31, 2002. These NOLs and corresponding estimated tax assets, computed at a 35% tax rate, expire as follows:

        Year loss          Expiration           Loss         Estimated
        Incurred              Date             Amount        Tax Asset

         1987                 2007            718,000          251,000
         1988                 2008            757,000          265,000
         1989                 2009            374,000          131,000
         1990                 2010            382,000          134,000
         1991                 2011            246,000           86,000
         1992                 2012          1,004,000          352,000
         1993                 2013            465,000          163,000
         1994                 2014          1,197,000          419,000
         1995                 2015            637,000          223,000
         1998                 2018            548,000          192,000
         1999                 2019          2,184,000          764,000
         2001                 2021            515,000          180,000
                                            ---------        ---------
             Total                       $  9,027,000      $ 3,160,000
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

Management believes that there is a risk that certain of these NOLs may expire unused and, accordingly, has established a valuation allowance against them. Although realization is not assured for the remaining deferred tax assets, based on the historical trend in sales and profitability, sales backlog, and budgeted sales of the Company's wholly owned and consolidated subsidiary, Aaron Medical Industries, Inc., management believes it is likely that they may not be totally realized through future taxable earnings. In addition, the net deferred tax assets could be reduced in the near term if management's estimates of taxable income during the carry forward period are significantly reduced.

The valuation allowance of $3,185,954 as of December 31, 2001 was increased by $424,540. The change in valuation allowance was a consequence of recognizing additional tax assets of $180,000 and reserving for additional allowances for accounts receivable and inventory loss of $248,992, and patent amortization of $(4,452). The Company believes it is possible that the benefit of these additional assets may not be realized in the future. A reconciliation of the Federal statutory tax rate to the Company’s effective tax rate is as follows:

Tax at statutory rate                                          34.0%
State income taxes, net of U.S. federal benefit                 2.4%
Tax benefit of loss carry forward                             (36.2%)
                                                               -----
Effective tax rate                                              -0-%
                                                               =====

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

The Company has made a contribution during 2002 and 2001 of $44,053 and $47,776 respectively, for the benefit of its employees. The Company also maintains a group health and dental insurance plan. The employees are eligible to participate in the plan after three months of full-time service with the Company.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. RELATED PARTY TRANSACTIONS

Professional Services and Employment Agreements

A director, Alfred V. Greco Esq. is the principal of Alfred Greco Pllc, the Company's counsel. The legal fees paid to Alfred Greco Pllc were $59,303 and $90,136 for the years 2002 and 2001, respectively.

A director, George Kromer also serves as a consultant to the Company. The consulting fees to Mr. Kromer were $17,586 and $19,807 for 2002 and 2001, respectively.

Two employees of the Engineering Department of the Company are related to the chief operating officer of the Company. Yechiel Tsitrinovich served as an engineering consultant and was paid salaries of $77,150 and $4,500, for 2002 and 2001 respectively. The Company entered into a two-year contract with Mr. Arik Zoran to assume the charge of the engineering department, for a salary of $90,000 per year plus living expenses and benefits. The Company agreed to secure a permanent work visa for Mr. Zoran.

NOTE 13. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Employment Agreement

The Company has employment agreements with six key employees. These agreements are for terms extending to December 31, 2007 and call for base salaries of up to $136,000.

Employee Benefit Plans

In 1996, 1998 and 2001, the Company established stock option plans under which officers, key employees and non-employee directors may be granted options to purchase shares of the Company's authorized, but unissued, Common Stock. Under its existing Employee Stock Option Plans, the Company has Options outstanding as of December 31, 2002 for employees to purchase 2,909,000 shares of common stock at exercise prices ranging from $.50 to $1.15.

Legal Proceedings

The Company’s wholly owned subsidiary, Aaron Medical Industries, Inc. (“Aaron”) is a named defendant along with a physician and hospital in an action in the civil court, State of Michigan. The plaintiff is seeking significant damages alleging among other things, permanent injury and lifelong suffering due to the negligence of the defendants. The complaint alleges that plaintiff’s damages resulted from burns and injuries sustained when a physician used an Aaron manufactured cautery in a surgical procedure upon plaintiff while plaintiff was in an oxygenated environment. Aaron has denied any affiliation with the physician and the hospital and any direct or indirect liability for the injuries sustained by plaintiff. However, in the unlikely event of a jury finding of liability, management believes its insurance coverage should adequately satisfy any such potential judgment.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Product Liability

The Company currently has product liability insurance which it believes to be adequate for its business. The Company's existing policy expires in December 31, 2003.

Bank Line of Credit and Term Loan

The financial covenants of the bank are:

     A.   Maximum  Liability to Net Worth Ratio:  On a consolidated  basis,  the
          Company shall maintain a Maximum Liability to Tangible Net Worth Ratio of 1.00: 1.00 defined as liability (total  liabilities,  including any subordinated debt) divided by Adjusted Tangible Net Worth.

     B.   Minimum  Adjusted  Tangible  Net Worth:  The  Company  shall  maintain
          Minimum  Tangible  Adjusted  Net  Worth of  $4,000,000  at all  times, defined  as total  net  worth  minus  intangibles  and  related  party receivables.

     C.   Minimum Fixed Charge  Coverage:  The Company shall  maintain a Minimum
          Fixed Charge  Coverage of 2:00:1:00  measured at the Company's  fiscal year end, defined as (After tax income + depreciation + amortization +
          lease expense + interest expense) divided by (lease expense + interest expense + current maturities of long term debt).

Due to the Company’s loss of 514,765 for 2002 the Company was not in compliance with covenant C of the agreement. For 2002 the bank has agreed to waive their rights in relation to this covenant and the Company is in technical compliance with the agreement.

NOTE 14. EARNINGS PER SHARE

In 2002, the Basic loss per share of the Company was $.04 loss per share. The assumed exercise of outstanding stock options have been excluded from the calculations of loss per share as their effect is antidilutive.

NOTE 15. REPURCHASE OF SHARES

The Company entered into an agreement in December 1999, whereby the Company agreed to repurchase 2,000,000 shares from a major shareholder group, over time. The group had acquired these shares in connection with Company agreements with Advanced Refractory Technologies, Inc. ("ART"), a privately held New York corporation, to develop a coated electrosurgical blade. The Company completed the repurchase in November of 2001, by paying $182,999 to acquire and retire 480,579 remaining balance of the shares from the shareholder group.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. INDUSTRY SEGMENT REPORTING

Disclosures about Reportable Segments - Types of products and services.

Bovie has two reportable segments: medical and non-medical products. The medical products segment produces battery operated cauteries, electrosurgery products, and a variety of specialty lighting instruments for surgical use. The nonsurgical segment produces and sells lighting instruments for commercial use. Sales for the non-medical product line have decreased in the past few years and the Company is negotiating to sell that product line to its largest customer in that segment.

Measurement of segment profit or loss and segment assets

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Bovie evaluates performance based on profit or loss from operations before income taxes not including non-recurring gains and losses and foreign exchange gains and losses. There were no intersegment sales and transfers in 2002 and 2001.

Factors Management used to Identify the Enterprise's Reportable Segments

Bovie's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

The Company's principal markets are the United States, Europe, and Latin America, with the U.S. and Europe being the largest markets based on revenues. The Company's major products include cauteries, electrosurgery generators, Bend-A-lights, nerve locators, reusable penlights and electrodes. Cauteries, disposable and replaceable, account for 41% and 42% of Company's sales for 2002 and 2001, respectively.

In 2002, five significant customers accounted for 45% of total sales. Sales to these five customers were approximately the same.

Another significant customer accounted for 5% and 6% of revenues in 2002 and 2001 respectively. In 2002, that customer accounted for $.6 million of non-medical sales, which is 63% of that segments sales. In 2001, that customer accounted for $.65 million in sales which was 73% of that segments sales.

The Company's ten largest customers accounted for approximately 63% of net revenues for 2002 and 59% of revenue in 2001.

At December 31, 2002 and 2001, receivables from the Companys’ 10 largest customers accounted for approximately 63% of outstanding accounts receivable, for both years.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. INDUSTRY SEGMENT REPORTING (Continued)

Summary information by geographic area and significant industry segments for years ended December 31, 2002 and 2001 were as follows:

                                                    Additional Information
                Operating    Gain   Identifiable   Interest    Interest
                 Sales      (Loss)     Assets       Income      Expense  Deprec.
                 -----      ------     ------       ------      -------  -------

2002-(in thousands)
Geographic Area
Domestic       $  9,878    $ (416)    $ 8,347           5          38    154
International1    2,335      (99)        154           -           -     39
                 ------       ----      -----           -           -    ---

                $12,213    $ (515)    $ 8,501           5          48    193
                 ======      =====      =====           =          ==    ===

Segment
Medical
 Products      $ 11,477    $ (484)    $ 8,368          26          60    182
Non-medical
 Products           736      (31)        133           3           7     11
                 ------       ----      -----          --          --    ---

               $ 12,213      $(515)    $ 8,501          5          48    193
                 ======       ====       =====         ==          ==    ===

2001 -
(in thousands)
Geographic Area
Domestic       $  9,467     $ 436     $ 8,468            8         57    159
International     2,017       137         110            2         13     34
                 ------      ----       -----            -         --     --

               $ 11,484     $ 573     $ 8,578           10         70    193
                 ======      ====       =====           ==         ==    ===

Segment
Medical
 Products      $ 10,599     $ 738     $ 8,182          $ 9       $ 63  $ 178
Non-medical
 Products           885      (165)        396            1          7     15
                 ------       ---     -------         ----       ----    ---
               $ 11,484     $ 573     $ 8,578         $ 10       $ 70  $ 193
                 ======       ===     =======         ====       ====    ===

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. INDUSTRY SEGMENT REPORTING (Continued)

Assets and liabilities outside the U.S.A.

                                                 2002                  2001

Total assets                                   $ 156                 $ 110
Total liabilities                                -0-                   -0-
Net property, plant
 and equipment                                   -0-                   -0-

The Company had no assets (other than certain trade receivables) or liabilities outside the United States, in the years ended December 31, 2002 and 2001.

During 2002, a portion of the Company's consolidated net sales and consolidated gain from operations was derived from foreign operations. Foreign operations are subject to certain risks inherent in conducting business abroad, including price and exchange controls, limitations on foreign participation in local enterprises, possible nationalization or expropriation, potential default on the payment of government obligations with attendant impact on private enterprise, political instability and health care regulations and other restrictive governmental actions. Changes in the relative value of currencies take place from time to time and could adversely affect the Company's results of operations and financial condition. The future effects of these fluctuations on the operations of the Company and its subsidiaries are not predictable.

NOTE 17. SUBSEQUENT EVENT

In January 2003, the Board of Director adopted the 2003 Executive and Employee stock Option Plan (the “Plan”) covering a total of one million two hundred thousand (1,200,000) shares of common stock issuable upon exercise of options granted under the Plan. In January 2003, the Board of Directors granted the following options to Executive Officers and Directors:

  George Kromer                            60,000
  Alfred Greco                             60,000
  Moshe Citronowicz                        85,000
  Robert Saron                             85,000
  Andrew Makrides                          85,000
  Charles Peabody                          25,000
                                         --------
      Total                               400,000
                                         ========
NOTE 18. RESEARCH AND DEVELOPMENT PERFORMED FOR OTHERS

The Company has entered into several manufacturing and development agreements to produce electrosurgical products for medical equipment companies. The agreements are considered Original Equipment Manufacturing (OEM) contracts that call for the Company: (1) to develop specific use devices and components (2) the customer to commit to a certain dollar amount of purchases and (3) charges what it believes will be its costs for the development of the product. If the customer rejects or terminates the contract then it forfeits the development payments it has incurred. The customer must fulfill its agreement if the Company delivers its working prototypes timely. The Company has an arrangement with a customer whereby the customer will receive a credit for it's reimbursement of research and development cost of $128,000 at December 31, 2002.

At December 31, 2002 the Company had contracts to $1,700,000 of products being developed. The following is research and development revenue and costs for 2002 and 2001:

Contracted Development Payments Received:

                                                         2002          2001
Amounts:

     Forfeited                                         $177,800        $48,476
     For Work in Progress                               183,815             --

                  Total                                 361,615         48,476

     Customer     Deposits                              128,000             --

     Revenues included in Gross Sales                  $233,615        $48,476

     Cost of Research and Development contracts
      included in gross profit                         $233,615        $48,476

CONSENT OF CERTIFIED PUBLIC ACCOUNTANT

We consent to the incorporation by reference in this Annual Report on Form 10-KSB of Bovie Medical Corporation of our report dated March 25, 2003, included in the Annual Report to Stockholders of Bovie Medical Corporation.

Bloom and Company
s/Bloom and Company
Hempstead, New York
March 25, 2003

CERTIFICATIONS

I, Andrew Makrides, the Registrant's Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Bovie Medical Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

/s/Andrew Makrides
Chief Executive Officer

CERTIFICATIONS

I, Charles Peabody, the Registrant's Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Bovie Medical Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

/s/Charles Peabody
Chief Financial Officer