Form 10QSB
period 2003-03-31
BOVIE MEDICAL CORP
filed 2003-05-15
CIK 719135

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

BOVIE MEDICAL CORPORATION

INDEX TO FORM 10-QSB

Contents

Part I.   Financial Information.............................................

Item 1:   Consolidated Financial Statements:...............................

          Consolidated Balance Sheet - March 31, 2003
           And December 31, 2002..........................................
          Consolidated Statements of Operations for the
           three Months Ended March 31,  2003 and 2002....................
          Consolidated Statements of Cash Flows for the
           three Months Ended March 31, 2003 and 2002.....................

          Notes to Financial Statements ..................................

Item 2:   Management's Discussion and
           Analysis of Financial Conditions and Results of Operations.....

Part II.   Other Information..............................................

Item 1:  Legal Proceedings................................................

 Item 2:  Changes in Securities...........................................

 Item 3:  Defaults Upon Senior Securities.................................

 Item 4:  Submission of Matters to Vote of Security Holders...............

 Item 5:  Exhibits and Reports on Form 8-K................................

PART I. FINANCIAL INFORMATION
ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEET
MARCH 31, 2003 AND DECEMBER 31, 2002

                                                   Assets

                                    (Unaudited)              (Audited)
                                   March 31, 2003         December 31, 2002
                                   ----------------------------------------

Current assets:

Cash                                 $  346,699             $   379,209
Trade accounts receivable             1,853,571               1,350,487
Inventories                           2,584,662               2,357,505
Prepaid expenses                         78,244                 164,264
Deferred tax asset                      386,200                 386,200
Other assets                             45,422                  45,044
                                    -----------             -----------

Total current assets                  5,294,798               4,682,709

Property and equipment, net           1,549,941               1,559,080

Other assets:

Repair parts                            268,368                 281,746
Trade name                            1,509,662               1,509,662
Patent rights, net                      237,976                 258,214
Deposits                                  9,470                   9,470
Investment - Joint Venture              200,000                 200,000
                                      ---------               ---------

                                      2,225,476               2,259,092
                                      ---------               ---------

                                     $9,070,215              $8,500,881
                                      =========               =========

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEET
MARCH 31, 2002 AND DECEMBER 31, 2001
(CONTINUED)

                                          Liabilities and Stockholders' Equity

                                         (Unaudited)              (Audited)
                                        March 31, 2003         December 31, 2002
                                        --------------         -----------------
Current liabilities:

Accounts payable                        $     798,841          $    478,668
Accrued expense                               457,293               396,949
Notes payable                                 679,556               525,467
Due to shareholders                            37,778                37,214
Customer deposits                             112,000               128,000
Current maturities of long-term debt           31,668                31,668
                                            ---------           -----------

     Total current liabilities              2,117,136             1,597,966

Long Term Liabilities                         403,747               411,664

Stockholders' equity:

Preferred Stock, par value $.001
 10,000,000 shares authorized
 0 issued and outstanding                          --                    --
 on March 31, 2003 and December 31, 2002

Common stock par value $.001; 40,000,000
 shares authorized, issued and outstanding
 13,204,755 shares and 13,204,755 shares
 on March 31, 2003 and December 31,
 2002 respectively                             13,274                13,274
Additional paid in capital                 19,821,510            19,820,044
Accumulated deficit                       (13,285,452)          (13,342,067)
                                          -----------             ----------

    Total stockholders' equity              6,549,332             6,491,251
                                          -----------             ----------

    Total liabilities and stockholders'
       equity                          $    9,070,215         $   8,500,881
                                          ===========            ==========

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(UNAUDITED)

                                                    2003               2002
                                                    ----               ----

Sales                                          $ 3,670,054         $ 3,028,599
Cost of sales                                    2,106,991           1,704,512
                                                 ---------           ---------

Gross profit                                     1,563,063           1,324,087

Costs and expenses:
Research and development                           274,361             299,536
Professional services                              130,419              98,020
Salaries and related costs                         401,036             329,787
Selling, general and administrative                689,245             639,732
                                                 ---------           ---------

                                                 1,495,061           1,367,075
                                                 ---------           ---------

Gain (Loss) from operations                         68,002         (42,988)

Other income (expense):
Interest (net of income)                       (11,387)        (11,468)
Miscellaneous                                           --                  --
                                               -----------          -----------

                                               (11,387)        (11,468)
                                               -----------          ----------

Income                                              56,615         (54,456)

Provision for income tax                        (19,815)                 --
Realized benefit of loss carryforward               19,815                  --
                                                 ---------         -----------

Net income (loss)                             $     56,615        $  (54,456)
                                                ==========         ===========

Earnings per share

Net income (loss):
      Basic                                          .00                  .01
      Diluted                                        .00                  .01

Weighted average number of shares
outstanding                                    13,204,755           13,204,755

Weighted average number of shares
 adjusted for dilutive securities              13,847,852           13,204,755
The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(UNAUDITED)

                                                     2003                2002
                                                     ----                ----
Cash flows from operating activities

Net income (loss)                                    56,615         $ (54,456)
Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
Depreciation and amortization                        77,127              70,749

Changes in current assets
 and liabilities:

Receivables                                        (503,084)           (128,238)
Inventories and repair parts                       (213,779)          (94,446)
Prepaid expenses                                     86,020              17,774
Accounts payable                                    320,173             112,911
Accrued expense                                      44,344            (192,006)
Other assets                                    (378)                779
                                                 ----------          ----------

Net cash provided (applied) by
 operating activities                              (132,962)           (266,933)
                                                 ----------           ---------

Cash flows from investing activities

Increase in fixed assets                          (47,750)          (82,572)
Increase in patent                                       --                 150
                                                 -----------           ---------

Net cash used in investing activities              (47,750)          (82,422)
                                                 -----------           ---------

Cash flows from financing activities

Borrowing - line of credit                          200,000             100,000
(Decrease) in notes payable                        (53,828)           (17,842)
Common shares purchased                               1,466               1,368
Obligations to shareholders                             564               2,818
                                                  ---------            --------

Net cash used in financing activities               148,202              86,344
                                                  ---------            --------

Net increase (decrease) in
 cash and cash equivalents                         (32,510)           (263,011)

Cash and cash equivalents,
 beginning of period                                 379,209             578,354
                                                    -------            --------

Cash and cash equivalents, end of period         $  346,699           $ 315,343
                                                    =======            ========

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

Cash paid during the three months ended March 31:

                                              2003               2002
                                              ----               ----

Interest paid                               $ 1,285           $ 12,367
Income Taxes                                  - 0 -              - 0 -

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

FOR THE THREE MONTHS ENDED MARCH 31, 2002:

There were no non-cash investing and financing activities in the first quarter of the year 2002.

FOR THE THREE MONTHS ENDED MARCH 31, 2003:

The Company issued stock options pursuant to its 2003 executive and employee stock option plan to directors and certain employees to purchase 525,000 shares of the Companys common stock at the bid price when granted. The options give the recipients the right to purchase the shares for 10 years.

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

BOVIE MEDICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION (CONTINUED)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

Inventories

Inventories are stated at the lower of cost or market. Cost is determined principally on the average cost method. Inventories at March 31, 2003 and December 31, 2002 were as follows:

                                     March 31, 2003        December 31, 2002
                                     --------------        -----------------

     Raw materials                      $  986,659            $  1,180,758
     Work in process                     1,095,336                 524,322
     Finished goods                        502,667                 652,425
                                       -----------             -----------

            Total                      $ 2,584,662            $  2,357,505
                                         =========             ===========

Repair Parts. The Company acquired the inventory of repair parts in conjunction with the purchase of the Bovie line of generators and Bovie trade name, on May 8, 1998. The Company has maintained the inventory to service the previously sold generators. The useful life of repair parts is estimated to be five to seven years and the Company has set up an allowance for excess and obsolete parts.

As of March 31, 2003, the inventory of parts was as follows:

 Raw materials                                        $ 555,677
 Allowance for excess or obsolete parts                (287,309)
                                                        -------

                                                      $ 268,368
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

BOVIE MEDICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION (CONTINUED)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets (Continued)

Long-lived and assets consist of property, plant and equipment, and intangible assets. (Continued)

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

Revenue Recognition and Product Warranty

Revenue from sales of products is generally recognized upon shipment to customers. The Company warrants its products for one year. The estimated future costs of warranties have been determined on past experience not to be material.

Income is recognized in the financial statements (and the customer billed) when products are shipped from stock. Net sales are arrived at by deducting discounts from and adding freight charged to customers to gross sales.

Environmental Remediation

The Company accrues environmental remediation costs if it is probable that an asset has been impaired or a liability incurred at the financial statement date and the amount can be reasonably estimated. Environmental compliance costs are expenses, as incurred. Certain environmental costs would be capitalized if incurred based on estimates and depreciated over their useful lives.

Earnings Per Common and Common Equivalent Share

Basic Earnings Per Shares are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted Earnings Per Share shall be computed by including contingently issuable shares with the weighted average shares outstanding during the period. When inclusion of the contingently issuable shares would have an antidilutive effect upon earnings per share no diluted earnings per share shall be presented.

Research and Development Costs

Only the development costs that are purchased from another enterprise and have alternative future use are capitalized and amortized over five years.

BOVIE MEDICAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION (CONTINUED)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

Income Taxes

The Company and its wholly-owned subsidiary, Aaron Medical Industries, Inc. file a consolidated federal income tax return. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Stock-Based Compensation

The Company has adopted SFAS No. 148 and Accounting Principles Board Opinion 25 for its accounting for stock based compensation. Under this policy:

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

New Accounting Standards

Effective February 3, 2002 the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that ratable amortization of goodwill be replaced by periodic tests for impairment within six months of the date of adoption, and then on a periodic basis thereafter. Based on the impairment testing performed in February 2003, management determined that there was no impairment loss related to the net carrying value of the Company’s recorded goodwill.

BOVIE MEDICAL CORPORATION

PART I. FINANCIAL INFORMATION (CONTINUED)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Standards (Continued)

In July 2001, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which provides accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 has not had a significant impact on the Company’s consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement addresses accounting and reporting for the impairment or disposal of long-lived assets, other than goodwill, including discontinued operations. SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. Management has determined that the adoption of SFAS No. 144 has had no impact on the Company’s consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 primarily affects the reporting requirements and classification of gains and losses from the extinguishments of debt, rescinds the transitional accounting requirements for intangible assets of motor carriers, and requires that certain lease modifications with economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 is effective for financial statements issued after April 2002, with the exception of the provisions affecting the accounting for lease transactions, which should be applied for transactions entered into after May 15, 2002, and the provisions affecting classification of gains and losses from the extinguishments of debt, which should be applied in fiscal years beginning after May 15, 2002. Management has determined that the adoption of SFAS No. 145 will have no immediate impact on the Company’s consolidated financial statements, but will evaluate in future periods the classification of any debt extinguishments costs in accordance with APB Opinion No. 30 “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 replace EITF No. 94-3, and are required to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS No. 146 during the fourth quarter of Fiscal 2002 with no material impact on the Company’s consolidated financial statements.

BOVIE MEDICAL CORPORATION

PART I. FINANCIAL INFORMATION (CONTINUED)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Standards (Continued)

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN No. 45 clarifies and expands on existing disclosure requirements for guarantees, and clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability equal to the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for financial statements issued after December 15, 2002. The Company adopted FIN No. 45 during the fourth quarter of Fiscal 2002 with no material impact on the Company’s consolidated financial Statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123;Accounting for Stock-Based Compensation to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for periods beginning after December 15, 2002. Accordingly, the Company has started making the disclosures required by SFAS No. 148 beginning in the first quarter of fiscal year 2003.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities - an Interpretation of Accounting Research Bulletin No. 51". FIN No. 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved. The provisions of FIN No. 46 are applicable immediately to all variable interest entities created after January 31, 2003 and variable interest entities in which a company obtains an interest after that date. For variable interest entities created before January 31, 2003, the provisions of this interpretation are effective July 1, 2003. Management is currently evaluating the provisions of this interpretation, and does not believe that it will have a significant impact on the Company’s consolidated financial statements.

BOVIE MEDICAL CORPORATION

PART I. FINANCIAL INFORMATION (CONTINUED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The results of operations over the three months ended March 31, 2003 show increased sales and increased profitability, as compared to the first three months of 2002. As part of operating revenues, a one-time development fee of $177,500 was included which was not considered in determining the gross profit percentage for 2002. The Company’s sales revenues increased by 21%, from $3,028,599 to $3,670,054. Gross profit percentage of 43% was up from 39% for the same period in 2002. The reason for the 4% increase in gross profit was that as electrosurgical sales grow indirect manufacturing overhead associated remains relatively constant. Overall margins will increase as sales increase even though margins on electrosurgical products are less than other product margins. Gross profit increased from $1,324,087 in 2002 to $1,563,063 in 2003. Increased gross profit was mainly attributable to increased sales of electrosurgical devices. For the first quarter of 2003 and 2002, cauteries accounted for 31% and 44% of sales, respectively. For the same period, electrosurgical devices accounted for 38% and 27% of sales, respectively.

Operating salaries and related expenses had increased 22% and went from $329,787 to $401,036, in the three months ended March 31, 2003 as compared to the same period in 2002. The main reason for the increase was in the area of customer service and employee training.

Research and development costs decreased by an 8% from $299,536 to $274,361 from the quarter ended March 31, 2002 to the quarter ending March 31, 2003. The high cost of research and development was mainly attributable to engineering costs on new generator models being developed and the cost of the continued development of the J Plasma device.

Expenses for professional services increased by 33% to $130,419 in the three months ended March 31, 2003, as compared to $98,020 in the same period of the previous year. The main reason for this increase was professional fees associated with legal matters, audit of the year 2002 and consulting services.

Selling, General and Administrative expenses increased by $49,513 (8%). These expenses were $639,732 in the three month period ended March 31, 2002 as compared to $689,245 for the three months ended March 31, 2002. The increase was mainly attributable to the expense of additional personnel, advertising and promotions.

Interest expense decreased from $12,897 in the three months ended March 31, 2002 to $12,285 in 2003. The largest part of the interest the Company pays is on its building mortgage and its line of credit.

The operating gain was $68,002 in the first quarter of 2003 as compared to an operating loss of $42,988 in the same period in 2002.

The Company had a net gain of $56,615 for the three months ended March 31, 2003 as compared to net loss of $54,456 in 2002 for the same period. The main reason for the increase in income of $111,071 for the first quarter of 2003 from the first quarter of 2002 was an increase in OEM (Original Equipment Manufacturer) sales of the companies generators.

BOVIE MEDICAL CORPORATION

PART I. FINANCIAL INFORMATION (CONTINUED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations (continued)

The Company sells its products mostly through distributors, independent representatives who service the distributors, both in the international market and in the USA and original equipment manufacturing agreements (EOM). Distributors are contacted through response to company advertising in international medical journals or at domestic or international trade shows. The main focus for export sales has been Western Europe.

The Company has distributors in all major markets in Europe. The Company intends to continue marketing its products internationally while concentrating on major markets for increased market exposure and the introduction of new products.

During the first three months of 2003, international sales increased by 16%. These sales were $587,607, which represented 16% of total sales, while in 2002 total international sales were $505,048 and 18% of total sales. The Company is ISO 9001 certified.

Financial Condition

As of March 31, 2003, the amount of cash was $346,699 as compared to $315,343 at March 31, 2002. Cash applied to operating activities was $132,962 in the first quarter of 2003 as compared to $266,933 in 2002. Net working capital of the Company on March 31, 2003 was $3,177,662 as compared to $3,489,212 in 2002.

Investing activities utilized $82,422 in cash during the first three months of 2002, compared to $47,750 in the first three months of 2003. In 2003, the Company continued its policy of investing in property, plant and equipment needed for future business requirements, including manufacturing capacity.

The amount of cash provided by financing activity was $148,202 and $86,344 respectively, in the first three months of 2003 and 2002. The most significant financing activity in the three months ended March 31, 2003 was borrowing $200,000 additional funds on the Company credit line.

The Company’s ten largest customers accounted for approximately 64% of net revenues for the first three months of 2003. At March 31, 2003, the ten largest receivables accounted for approximately 53% of outstanding accounts receivable.

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

The Company has continued to expand its line of electrosurgery products which include the standard stainless steel electrodes, the Bovie/Aaron 800, Bovie/Aaron 900, Bovie/Aaron 950, Bovie/Aaron 1250, and the Aaron 2250 high frequency generators. Pursuant to perceived market demands, the Company has developed and is currently marketing the Bovie IDS 300-Watt and Bovie IDS 200-Watt digital generators under the newly formed Bovie sales division.

From the First Quarter of 2002 to the First Quarter of 2003, the Company’s electrosurgical sales increased by 91% from $966,121 to $1,843,404. This increase was mainly attributable to contract purchasers. With the introduction of new electrosurgical products, the Company expects electrosurgical sales to increase significantly in 2003. The Company, through its private label capability, anticipates new opportunities in the domestic market. The electrosurgical product market is larger than the Company’s traditional market and is dominated by two main competitors, ValleyLab and Conmed. The Company believes combined markets for these products exceeds $500 million worldwide, annually.

The Company believes that the world market for disposable medical products, including the Company’s battery-operated cauteries continued to have growth potential domestically and abroad. Accordingly, the Company has designed certain disposable products to be reusable. The Company presently has a significant portion of the U.S. cautery market and expects moderate growth in sales of cautery-related products to continue.

Non-Medical Products

Sales of the Company flexible lighting products had been on the decline for several years. In 2002, the Company sales of these products, used primarily in the automotive and locksmith industries, totaled $736,758. One customer accounted for $561,276 (77%) of such sales.

Sales for the first quarter of 2003 and 2002 of industrial lighting products was $153,382 and $175,175, respectively. At the end of March 2003 the Company executed an exclusive license agreement with its largest customer of industrial lighting products to transfer its technology and manufacturing capability to that customer for a royalty fee of $8,250 per month for five years. The Company will no longer sell industrial lighting products.

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

In December 2001, the Company satisfied its first mortgage on the building it owns in St. Petersburg, Florida and replaced it with a new first mortgage form its prime lender in the amount of $475,000. The mortgage loan is to be repaid over 5 years with a variable interest starting at the banks present base rate of 4.25%. The Company pays a principal payment of $2,639.00 plus interest each month. A balloon payment of $316,660 is due in December 2006.

In May 2001, the Company changed commercial lenders and increased its credit line from $600,000 to $1,500,000. The interest rate on the line is variable and is presently at the bank’s base rate, which is 4.25% per annum. The outstanding balance on the credit line on March 31, 2003 was $600,000.

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

BOVIE MEDICAL CORPORATION

PART I. FINANCIAL INFORMATION (CONTINUED)

ITEM 3. DISCLOSURE CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

For purposes of rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (“Exchange Act”) the term “disclosure controls and procedures” refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Within 90 days prior to the date of this report (“Evaluation Date”), the Company carried out an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer and its Chief Financial Officer of the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our periodic reports filed under and pursuant to the Exchange Act.

(b) Changes in internal controls

There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Form 10-KSB for the year ended December 31, 2002, Part I, Item 3.

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

BOVIE MEDICAL CORPORATION

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

An annual meeting of shareholders was held on April 24, 2002, at which time the Company’s board of directors were re-elected, the Company’s auditors were appointed and the Company’s 2002 employee stock option plan was approved.

ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

(a) Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b) Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

Report on Form 8-K

None

BOVIE MEDICAL CORPORATION

EXHIBIT 99(a)

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Bovie Medical Corporation (the “Company”) on Form 10-QSB of the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Andrew Makrides, President and Chairman of the Board of the Company, certify, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge: (1) the quarterly report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and (2) the information contained in the quarterly report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 9, 2003

/s/ Andrew Makrides
President, Chief
Executive Officer, Chairman
of the Board and Director

A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

BOVIE MEDICAL CORPORATION

EXHIBIT 99(b)

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Bovie Medical Corporation (the “Company”) on Form 10-QSB of the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Charles Peabody, Chief Financial Officer, certify, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge: (1) the quarterly report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and (2) the information contained in the quarterly report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 9, 2003
/s/ Charles Peabody,
Chief Financial Officer,

A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

BOVIE MEDICAL CORPORATION

SIGNATURES:

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bovie Medical Corporation.
(Registrant)
Date: May 5, 2003
/s/Andrew Makrides
Chief Executive Officer - Andrew Makrides

CERTIFICATIONS

I, Andrew Makrides, the Registrant's Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Bovie Medical Corporation;

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

Date: May 5, 2003
/s/Andrew Makrides
Chief Executive Officer

CERTIFICATIONS

I, Charles Peabody, the Registrant's Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Bovie Medical Corporation;

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

Date: May 5, 2003
/s/Charles Peabody
Chief Financial Officer