Form 10QSB
period 2003-06-30
BOVIE MEDICAL CORP
filed 2003-07-30
CIK 719135

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:13,062,180

BOVIE MEDICAL CORPORATION
INDEX TO FORM 10-QSB

Contents

Part I.   Financial Information.................................................

Item 1:   Consolidated Financial Statements:....................................

          Consolidated Balance Sheet - June 30, 2003
          and December 31, 2002.................................................

          Consolidated Statements of Operations for the
          Three Months Ended June 30, 2003 and 2002 and the Six Months Ended
          June 30, 2003 and 2002................................................

             Consolidated Statements of Cash Flows for the
               Six Months Ended June 30, 2003 and 2002..........................

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

 Item 4:  Submission of Matters to Vote of Security Holders.....................

 Item 5:  Exhibits and Reports on Form 8-K......................................

PART I. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEET
JUNE 30, 2003 AND DECEMBER 31, 2002

                                     Assets

                                         (Unaudited)              (Audited)
                                        June 30, 2003         December 31, 2002
                                        -------------         -----------------

Current assets:

Cash                                 $       672,861           $     379,209
Trade accounts receivable                  1,553,294               1,350,487
Inventories                                2,563,274               2,357,505
Prepaid expenses                              89,702                 164,264
Deferred tax asset                           386,200                 386,200
Other assets                                      --                  45,044
                                          ----------             -----------

Total current assets                        5,265,331              4,682,709

Property and equipment, net                1,576,927               1,559,080

Other assets:

Repair parts                                 255,256                 281,746
Trade name                                 1,509,662               1,509,662
Patent rights, net                           178,756                 258,214
Deposits                                       9,470                   9,470
Investment - Joint Venture                   200,000                 200,000
                                           ---------               ----------

                                            2,153,144               2,259,092
                                            ---------               ---------

                                        $  8,995,402              $ 8,500,881
                                           ==========               =========

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEET
JUNE 30, 2003 AND DECEMBER 31, 2001
(CONTINUED)

                      Liabilities and Stockholders' Equity

                                           (Unaudited)              (Audited)
                                         June 30, 2003         December 31, 2002
                                         -------------         -----------------
Current liabilities:

Accounts payable                       $    720,569              $    478,668
Accrued expense                             400,924                   396,949
Notes payable - current portion             300,702                   525,467
Due to shareholders                             --                     37,214
Customer deposits                           112,000                   128,000
Current maturities of long-term debt         31,668                    31,668
                                         ----------                ----------

     Total current liabilities            1,565,863                 1,597,966

Long Term Liabilities                       395,830                   411,664

Stockholders' equity:

Preferred Stock, par value $.001
 10,000,000 shares authorized
 0 issued and outstanding                        --                        --
 on June 30, 2003 and December 31, 2002

Common stock par value $.001; 40,000,000
shares authorized, issued and outstanding
13,062,180 shares and 13,204,755 shares
on June 30, 2003 and December 31,
2002 respectively                            13,131                    13,274
Additional paid in capital               19,841,941                19,820,044
Accumulated deficit                     (12,821,363)              (13,342,067)
                                         ----------                ----------

    Total stockholders' equity            7,033,709                 6,491,251
                                        -----------                ----------

    Total liabilities and
     stockholders' equity             $   8,995,402             $   8,500,881
                                        ===========                 =========

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(UNAUDITED)

                                                     2003              2002
                                                     ----              ----

Sales                                           $ 8,039,902       $ 6,231,467
Cost of sales                                     4,505,369         3,688,365
                                                  ---------         ---------

Gross profit                                      3,534,533         2,543,102

Costs and expenses:
Research and development                            488,464           502,078
Professional services                               214,931           188,053
Salaries and related costs                          771,354           648,222
Selling, general and administrative               1,516,421         1,292,374
                                                  ---------        ----------

                                                  2,991,170         2,630,727
                                                  ---------        ----------

Gain (Loss) from operations                         543,363       (87,625)

Other income (expense):
Interest                                        (22,659)      (21,980)
Miscellaneous                                            --                --
                                                 ----------        ----------

                                                (22,659)      (21,980)
                                                 ----------        ----------

Income (loss)                                       520,704        (109,605)

Provision for income tax                            182,246                --
Realized benefit of loss carryforward             (182,246)               --
                                                   ---------   --------------

Net income                                       $  520,704      $  (109,605)
                                                   ========         ==========

Earnings per share

Net income (loss):
      Basic                                           .04               (.01)
      Diluted                                         .04               (.01)

Weighted average number of shares
 outstanding                                    13,169,111          13,204,755
Weighted average number of shares
 adjusted for dilutive securities               14,083,111          16,201,755

(1) Certain accounts have been reclassified to conform to current years presentation.

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
(UNAUDITED)

                                                            Quarter
                                              ----------------------------------
                                                  2003                     2002
                                              ----------------------------------

Sales                                         $ 4,369,848         $ 3,202,868
Cost of sales                                   2,398,378           1,983,853
                                                ---------           ---------

Gross profit                                    1,971,470           1,219,015

Costs and expenses:
Research and development                          214,103             202,542
Professional services                              84,512              90,033
Salaries and related costs                        370,318             318,435
Selling, general and administrative               827,176             652,642
                                                ---------          ----------

                                                1,496,109           1,263,652
                                                ---------          ----------

Gain (Loss) from operations                       475,361         (44,637)

Other income (expense):
Interest                                      (12,147)        (10,512)
Miscellaneous                                          --                  --
                                               ----------          ----------

                                              (12,147)        (10,512)
                                               ----------          ----------

Income (loss)                                     463,214         (55,149)

Provision for income tax                       (162,125)                 --
Realized benefit of loss carryforward             162,125                  --
                                                ---------           ---------

Net income                                    $   463,214       $  (55,149)
                                                =========           =========

Earnings per share

Net income (loss):
      Basic                                            .04                NIL
      Diluted                                          .03                NIL

Weighted average number of shares
 outstanding                                   13,133,467           13,204,755
Weighted average number of shares
 adjusted for dilutive securities              14,047,467           16,201,755

(1) Certain accounts have been reclassified to conform to current years presentation.

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(UNAUDITED)

                                                      2003             2002
                                                      ----             ----
Cash flows from operating activities

Net income (loss)                                $   520,704     $ (109,605)
Adjustments to reconcile net income
  to net cash provided by (used in)
operating activities:
Depreciation and amortization                        191,731          129,876

Changes in current assets and liabilities:

Receivables                                       (202,807)       (254,003)
Inventories and repair parts                      (179,009)       (74,183)
Prepaid expenses                                      74,562        (91,679)
Accounts payable                                     241,901           82,184
Accrued expense                                        3,705        (138,628)
Other assets                                          45,044              770
Obligations to shareholders                      (18,427)           3,382
Customers Deposits                               (16,000)              --
                                                   ---------         --------

Net cash provided (applied) by
 operating activities                                661,404         (451,886)
                                                   ---------         --------

Cash flows from investing activities

Increase in fixed assets                          (130,120)       (95,520)
Increase in patents                                       --        (4,519)
                                                   ---------         --------

Net cash used in investing activities             (130,120)       (100,039)
                                                   ---------         --------

Cash flows from financing activities

Borrowing - line of credit
/Insurance Premium Financing                         200,000          260,651
(Decrease) in obligations to shareholders                 --               --
(Decrease) in notes payable                         (440,599)        (60,027)
Common shares purchased                                2,967            2,381
Increase in notes payable                                 --               --
                                                    --------        ---------

Net cash used in financing activities              (237,632)         203,005
                                                     -------        ---------
Net increase (decrease) in
 cash and cash equivalents                           293,652         (348,920)

Cash and cash equivalents,
beginning of period                                  379,209          578,354
                                                     -------         --------

Cash and cash equivalents,
 end of period                                     $ 672,861        $ 229,434
                                                    ========         ========

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

Cash paid during the six months ended June 30:

                                                2003              2002
                                                ----              ----

Interest paid                                $ 22,730           $ 24,790
Income Taxes                                    - 0 -              - 0 -

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

FOR THE SIX MONTHS ENDED JUNE 30, 2002:

There were no non-cash investing and financing activities in the first six months of the year 2002.

FOR THE SIX MONTHS ENDED JUNE 30, 2003:

1)The Company issued stock options pursuant to its 2003 executive and employee stock option plan to directors and certain employees to purchase 525,000 shares of the Company's common stock at the bid price when granted. The options give the recipients the right to purchase the shares for 10 years.

2)The Company cancelled 142,575 shares that were held in trust where the trust was no longer valid.

3)The Company evaluated certain intangible assets and found that they no longer had sales potential. The Company has written off these assets which had net book value of $20,750.

4)The Company charged capital in excess for a liability to the former shareholders of Aaron Medical which was a result of a recission offer made to the Aaron shareholders in 1996. This liability was due to certain Aaron shareholders who had received shares of An-Con Genetics (predecessor to Bovie) but had not responded to the recission offer. An investigation showed these shareholders had either 1) sold the shares, 2) increased their holdings or moved the stock to street name. Based on the above the Company believes it no longer has a obligation to these shareholders.

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

The results for interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the significant accounting policies and the other notes to the financial statements included in the Corporation’s 2002 Annual Report to the SEC on Form 10-KSB.

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

BOVIE MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION (CONTINUED)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

Inventories

Inventories are stated at the lower of cost or market. Cost is determined principally on the average cost method. Inventories at June 30, 2003 and December 31, 2002 were as follows:

                              June 30, 2003            December 31, 2002
                              -------------            -----------------

 Raw materials                $  1,021,783              $  1,180,758
 Work in process                   975,148                   524,322
 Finished goods                    566,343                   652,425
                               -----------               -----------

        Total                  $ 2,563,274              $  2,357,505
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

As of June 30, 2003, the inventory of parts was as follows:

   Raw materials                                        $ 542,565
   Allowance for excess or obsolete parts                (287,309)
                                                          -------

                                                        $ 255,256
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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

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

BOVIE MEDICAL CORPORATION

PART I. FINANCIAL INFORMATION (CONTINUED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Six Months Ended June 30, 2003

The results of operations for the six months ended June 30, 2003 show increased sales and increased profitability, as compared to the first six months of 2002. As part of 2002‘s operating revenues, a one-time development fee of $177,500 was included which was not considered in determining the gross profit percentage. The Company’s sales revenues increased by 29%, from $6,231,467 to $8,039,902. Gross profit percentage of 44% was up from 41% for the same period in 2002. The reason for the 3% increase in gross profit was that as electrosurgical sales grow indirect manufacturing overhead associated costs remains relatively constant. Overall margins will likely increase as sales increase even though margins on electrosurgical products are less than other product margins. Gross profit increased from $2,543,102 in 2002 to $3,534,533 in 2003. Increased gross profit was mainly attributable to increased sales of electrosurgical devices. For the first six months of 2003 and 2002, cauteries accounted for 29% and 39% of sales, respectively. For the same period, electrosurgical devices accounted for 42% and 28% of sales, respectively.

Operating salaries and related expenses had increased 19% and went from $648,222 to $771,354 in the six months ended June 30, 2003 as compared to the same period in 2002. The main reason for the increase was in the area of customer service and employee training.

Research and development costs decreased by $13,614 or 3% from $502,078 to $488,464 from the six months ended 2002 to the six months ending June 30, 2003. The high cost of research and development are mainly attributable to engineering costs on new generator models being developed and the cost of the continued development of the J-Plasma device.

Expenses for professional services increased by $26,878 or14% to $214,931 in the six months ended June 30, 2003, as compared to $188,053 in the same period of the previous year. The main reason for this increase was professional fees associated with legal matters, audit of the year 2002 and consulting services.

Selling, General and Administrative expenses increased by $224,047 or 17%. These expenses were $1,292,374 in the six month period ended June 30, 2002 as compared to $1,516,421 for the six months ended June, 2003. The increase was mainly attributable to the expense of additional personnel, advertising promotions and the disposition of unmarketable inventory of products.

Interest expense net of interest income, increased from $21,980 in the six months ended June 30, 2002 to $22,659 in 2003. The largest part of the interest the Company pays is on its building mortgage and its line of credit.

The operating gain was $543,363 in the first six months of 2003 as compared to an operating loss of $87,625 in the same period in 2002. An increase in operating profit of $630,988 or 720%.

The Company had a net gain of $520,704 for the six months ended June 30, 2003 as compared to net loss of $109,605 in 2002 for the same period. The most significant reason for the increase in income of $630,309 for the six months of 2003 from the first six months of 2002 was an increase in OEM (Original Equipment Manufacturer) sales of the companies generators.

BOVIE MEDICAL CORPORATION

PART I. FINANCIAL INFORMATION (CONTINUED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations (continued)

The Company sells its products mostly through distributors OEM agreements and, independent representatives who service the distributors, both in the international market and in the USA. Distributors are contacted through response to company advertising in international medical journals or at domestic or international trade shows. The main focus for export sales has been Western Europe.

The Company has distributors in all major markets in Europe and is expanding into the Far East. The Company intends to continue marketing its products internationally by concentrating on major markets for increased market exposure and the introduction of new products.

During the first six months of 2003, international sales increased by $36,875. These sales were $1,259,523, which represented 15% of total sales, while in 2002 total international sales were $1,222,648 and 20% of total sales. The Company is ISO 9001 certified.

Results of Operations - Three Month Period Ended June 30, 2003

Sales for the three month period ended June 30, 2003 were 4,369,848 as compared to $3,202,868 for the same period in 2002, an increase of $1,166,980 or 36%. The increase was mainly attributed to increased sales of electro surgical products.

Cost of goods sold increased from $1,983,853 to $2,398,378 an increase of $414,525 or 21% for the three month period ended June 30, 2003 as compared to the period in 2002.

Gross profit increased from $1,219,015 to $1,971,470 an increase of $752,455 or 61%. Gross profit percentage increased from 38% in 2002 to 45% in 2003. The reason for the increase is that the direct overhead to produce the products remained constant for the first two quarters of 2003 therefore causing the gross profit to increase.

Research and development increased by $11,561 or 6% from $202,542 to $214,103 for the quarters ended June 30, 2003 and June 30, 2002, respectively.

Professional fees decreased by $5,521 or 6% from $90,033 to 84,512 for the quarters ended June 30, 2002 to June 30, 2003, respectively.

Salaries and related costs increased from $318,435 to $370,318 an increase of $51,883 or 16%. The main areas of increase were in customer service and training for the IDS 300.

Selling, general and administrative increased by $174,534 or 27% from $652,642 to $827,176 for the quarters ended June 30, 2002 to June 30, 2003, respectively. The largest areas of increased costs were for advertising, travel and the disposition of obsolete material.

BOVIE MEDICAL CORPORATION

PART I. FINANCIAL INFORMATION (CONTINUED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Financial Condition

As of June 30, 2003, the amount of cash was $672,861 as compared to $229,434 at June 30, 2002. Cash provided by operating activities was $661,404 in the first six months of 2003 as compared to funds applied of $451,876 in 2002. Net working capital of the Company on June 30, 2003 was $3,699,468 as compared to $3,486,992 in 2002 and increase of $212,476.

Investing activities utilized $130,120 in cash during the first six months of 2003, compared to $100,039 in the first six months of 2002. In 2003, the Company continued its policy of investing in property, plant and equipment needed for future business requirements, including manufacturing capacity.

The amount of cash applied to financing activity was $237,632 and provided $203,005 respectively, in the first six months of 2003 and 2002. The most significant financing activity in the six months ended June 30, 2003 was the reduction of credit line debt by $400,000.

The Company’s ten largest customers accounted for approximately 65% of net revenues for the first six months of 2003. As of June 30, 2003, the ten largest receivables accounted for approximately 60% of outstanding accounts receivable. For the six months ended June 30, 2003 one customer accounted for 20% of total sales.

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

From the first six months of 2002 to the first six months of 2003, the Company’s electrosurgical sales increased by $2,165,901 or 99% from $2,184,757 to $4,350,658. This increase was mainly attributable to contract purchasers. With the introduction of new electrosurgical products, the Company expects electrosurgical sales to increase significantly in 2003. The Company, through its private label capability, anticipates new opportunities in the domestic market. The electrosurgical product market is larger than the Company’s traditional market and is dominated by two main competitors, ValleyLab and Conmed. The Company believes combined markets for these products exceeds $500 million worldwide, annually.

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

Sales for the first six months of 2003 and 2002 of industrial lighting products was $282,012 and $380,701, respectively. In May of 2003 the Company executed an exclusive license agreement with its largest customer of industrial lighting products to transfer its technology and manufacturing capability to that customer for a royalty fee of $8,250 per month for five years. The Company will no longer sell industrial lighting products.

Scientific Advisory Board

On July 8, 2003, The Company announced the formation of a scientific advisory board to assist in the advancement of new products and technologies. The advisory board includes: Yuval Carmel, Ph. D., Peter M. Pardoll, MD and Mr. Gregory Konesky.

BOVIE MEDICAL CORPORATION

Backgrounds

Dr. Yuval Carmel is a senior research scientist at the University of Maryland. Dr. Carmel has over 20 years of research and development experience in the areas of advanced electrosurgical equipment for medical applications, physics of plasma, applied physics, electromagnetics and electro-physics. He has published over 90 papers in scientific journals, a holder of three patents and five pending patents.

Dr. Peter Pardoll is a Gastroenterologist and the president of Medical Education Associates (MEA), a healthcare consulting group. Dr. Pardoll is a trustee of the Board of the American College of Gastroenterology, past president of the Florida Gastroenterology Society and current president of the National GI Political Action Committee as well as a practicing physician at the Center for Digestive Diseases in St. Petersburg, Florida.

Mr. Gregory Konesky has been Bovie's lead scientist in new product development for J-Plasma, advanced plasma applicator designa, plasma physical research and other electrosurgical products. Mr. Konesky has published over 13 scientific papers, holds one patent, with another pending. He has also presented at a variety of scientific forums over the past several years as well as being a member of over 10 scientific societies.

The Board’s term is for one year and the members will be compensated with stock options and at their per diem rate.

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

In December 2001, the Company satisfied its first mortgage on the building it owns in St. Petersburg, Florida and replaced it with a new first mortgage from its prime lender in the amount of $475,000. The mortgage loan is to be repaid over 5 years with a variable interest starting at the bank’s present base rate of 4.25%. The Company pays a principal payment of $2,639 plus interest each month. A balloon payment of $316,660 is due in December 2006.

In May 2001, the Company changed commercial lenders and increased its credit line from $600,000 to $1,500,000. The interest rate on the line is variable and is presently at the bank’s base rate, which is 4.25% per annum. The outstanding balance on the credit line on June 30, 2003 was $200,000.

BOVIE MEDICAL CORPORATION

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

There have been no dividends declared.

BOVIE MEDICAL CORPORATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

In February of 1997, the 10-year notes came due and the Company offered each bond holder 2,200 shares of common stock for their $1,000 bond and accrued interest of $550. Nineteen bondholders accepted the offer and forty-three bondholders received cash for their bonds and accrued interest. The balance of the bondholders have not redeemed their bonds or accepted the shares offered. The Company is presently trying to locate the remaining eight bond holders.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

During 2003 there has been no meeting of the shareholders.

ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

(a) Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b) Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

Report on Form 8-K

None

BOVIE MEDICAL CORPORATION

EXHIBIT 99(a)

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Bovie Medical Corporation (the “Company”) on Form 10-QSB of the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Andrew Makrides, President and Chairman of the Board of the Company, certify, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge: (1) the quarterly report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and (2) the information contained in the quarterly report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: July 28, 2003

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

BOVIE MEDICAL CORPORATION

EXHIBIT 99(b)

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Bovie Medical Corporation (the “Company”) on Form 10-QSB of the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Charles Peabody, Chief Financial Officer, certify, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge: (1) the quarterly report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and (2) the information contained in the quarterly report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: July 28, 2003

/s/ Charles Peabody
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

Bovie Medical Corporation. (Registrant)

Date: July 28, 2003

/s/Andrew Makrides

Chief Executive Officer - Andrew Makrides,

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

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 28, 2003

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

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this annual quarterly our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 28, 2003

/s/Charles Peabody

Chief Financial Officer