Form 10QSB
period 2003-09-30
BOVIE MEDICAL CORP
filed 2003-11-13
CIK 719135

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

For the Transition Period from to

Commission file number 000-12183

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

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:13,169,680

BOVIE MEDICAL CORPORATION

INDEX TO FORM 10-QSB

Contents                                                              Page

Part I.   Financial Information...........................................

Item 1:   Consolidated Financial Statements:..............................

          Consolidated Balance Sheet - September 30, 2003
           and December 31, 2002..........................................

          Consolidated Statements of Operations for the Nine
           Months Ended September 30, 2003 and 2002 and the
           Three Months Ended September 30, 2003 and 2002

          Consolidated Statements of Cash Flows for the
           Nine Months Ended September 30, 2003 and 2002...................

          Notes to Financial Statements ...................................

Item 2:  Management's Discussion and
         Analysis of Financial Conditions and Results of Operations........

Part II.   Other Information...............................................

Item 1:  Legal Proceedings.................................................

Item 2:  Changes in Securities.............................................

Item 3:  Defaults Upon Senior Securities...................................

Item 4:  Submission of Matters to Vote of Security Holders.................

Item 5:  Exhibits and Reports on Form 8-K..................................

PART I. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

                                                        Assets

                                       (Unaudited)                (Audited)
                                    September 30, 2003        December 31, 2002
                                    -------------------------------------------

Current assets:
Cash                                     $   577,523           $      379,209
Trade accounts receivable                  1,776,981                1,350,487
Inventories                                2,559,017                2,357,505
Prepaid expenses                              78,655                  164,264
Deferred tax asset                           386,200                  386,200
Other assets                                      --                   45,044
                                           ---------                ---------

      Total current assets                 5,378,376                4,682,709

Property and equipment, net                1,710,204                1,559,080

Other assets:
Repair parts                                 241,606                  281,746
Trade name                                 1,509,662                1,509,662
Patent rights, net                           159,395                  258,214
Deposits                                       9,470                    9,470
Investment - Joint Venture                   200,000                  200,000
                                           ---------               ----------
                                           2,120,133                2,259,092
                                           ---------               ----------

                                        $  9,208,713              $ 8,500,881
                                          ==========               ==========

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
(CONTINUED)

                      Liabilities and Stockholders' Equity

                                           (Unaudited)             (Audited)
                                       September 30, 2003      December 31, 2002
                                      ------------------       -----------------
Current liabilities:

Accounts payable                           $  644,246             $  478,668
Accrued expense                               490,560                396,949
Notes payable - current portion                    --                525,467
Due to shareholders                                --                 37,214
Customer deposits                             112,000                128,000
Current maturities of long-term debt           49,515                 31,668
                                            ---------              ---------

     Total current liabilities              1,296,321              1,597,966

Long Term Liabilities                         387,913                411,664

Stockholders' equity:

Preferred Stock, par value $.001
 10,000,000 shares authorized
 0 issued and outstanding                          --                     --
 on September 30, 2003 and December 31, 2002

Common stock par value $.001; 40,000,000 shares
 authorized, issued and outstanding
 13,169,680 shares and 13,204,755 shares
 on September 30, 2003 and December 31,
 2002 respectively                            14,,206                 13,274
Additional paid in capital                 19,908,015             19,820,044
Accumulated deficit                       (12,397,742)           (13,342,067)
                                           ----------            -----------

    Total stockholders' equity              7,524,479              6,491,251
                                           ----------            -----------

    Total liabilities and stockholders'
                equity                  $   9,208,713          $   8,500,881
                                          ===========            ===========

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(UNAUDITED)

                                                 2003               2002
                                                 ----               ----

Sales                                       $ 12,363,919        $ 9,277,461
Cost of sales                                  7,018,704          5,624,097(1)
                                               ---------          ---------

Gross profit                                   5,345,215          3,653,364

Costs and expenses:
Research and development                         720,473            770,610
Professional services                            307,500            247,935
Salaries and related costs                     1,167,791            998,168(1)
Selling, general and administrative            2,177,855          1,776,872
                                               ---------         ----------

                                               4,373,619          3,793,585
                                               ---------         ----------

Gain (Loss) from operations                      971,596        (140,221)

Other income (expense):
Interest                                     (27,272)       (33,933)
                                               ---------         ----------

                                             (27,272)       (33,933)
                                              ----------         ----------

Income (loss)                                    944,324        (174,154)

Provision for income tax                        (330,513)                --
Realized benefit of loss carryforward            330,513                 --
                                               ---------         ----------

Net income                                    $  944,324       $ (174,154)
                                                ========         ==========

Earnings per share

Net income (loss):
      Basic                                      .07                  (.01)
      Diluted                                    .06                  (.01)

Weighted average number of shares outstanding  13,187,217        13,204,755
Weighted average number of shares adjusted
 for dilutive securities                       14,946,001            N/A

(1) Certain accounts have been reclassified to conform to current years presentation.

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(UNAUDITED)

                                                           Quarter
                                             -----------------------------------
                                                   2003                2002
                                                   ----                ----

Sales                                          $ 4,324,017        $ 3,045,994
Cost of sales                                    2,513,335          1,935,732(1)
                                                 ---------          ---------
Gross profit                                     1,810,682          1,110,262

Costs and expenses:
Research and development                           232,009            268,532
Professional services                               92,569             59,882
Salaries and related costs                         396,437            349,946(1)
Selling, general and administrative                661,434            484,498
                                                ----------        -----------

                                                 1,382,449          1,162,858
                                                 ---------        -----------

Gain (Loss) from operations                        428,233        (52,596)

Other income (expense):
Interest                                        (4,613)       (11,953)
                                                ----------         ----------

                                                (4,613)       (11,953)
                                                ----------         ----------

Income (loss)                                      423,620        (64,549)

Provision for income tax                        (148,267)                --
Realized benefit of loss carryforward              148,267                 --
                                                 ---------         -----------

Net income                                     $   423,620      $  (64,549)
                                                 =========         ===========
Earnings per share

Net income (loss):
      Basic                                             .03            NIL
      Diluted                                           .03            NIL

Weighted average number of shares outstanding    13,115,930        13,204,755
Weighted average number of shares adjusted for
  dilutive securities                            15,638,212            N/A

(1) Certain accounts have been reclassified to conform to current years presentation.

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(UNAUDITED)

                                                  2003                2002
                                                  ----                ----
Cash flows from operating activities

Net income (loss)                            $   944,325        $ (174,155)
Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
Depreciation and amortization                    211,435             204,274
Write off of patent rights                        54,790                  --
Changes in current assets and liabilities:
Receivables                                   (426,494)          (180,014)
Inventories and repair parts                  (161,372)          (178,643)
Prepaid expenses                                  85,609           (22,285)
Accounts payable                                 165,578              71,448
Accrued expense                                   93,611           (9,946)
Other assets                                      45,044              10,338
Obligations to shareholders                  (37,214)              3,946
Customers Deposits                           (16,000)                 --
                                              ----------          ----------

  Net cash provided (applied)
    by operating activities                      959,312          (275,037)
                                              ----------          ----------
 Cash flows from investing activities

Increase in fixed assets                     (318,530)          (109,911)
Increase in patents                                  --           (25,300)
                                              ----------           --------

  Net cash used in investing activities      (318,530)          (135,211)
                                               ---------           ---------

 Cash flows from financing activities

Borrowing - line of credit/insurance
 premium financing                                    --             410,651
(Decrease) in notes payable                   (531,371)         (121,191)
Common shares purchased                           88,903               4,216
                                                ---------          ---------

  Net cash used in financing activities       (442,468)            293,676
                                                ---------          ---------

Net increase (decrease) in cash
 and cash equivalents                            198,314           (116,572)
Cash and cash equivalents,
 beginning of period                             379,209             578,354
                                                --------            --------

 Cash and cash equivalents,
   end of period                              $  577,523          $  461,782
                                                 =======            ========

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Cash paid during the nine months ended September 30:

                                                 2003                  2002
                                                 ----                  -----

Interest paid                                $  26,210              $ 32,910
Income Taxes                                    - 0 -                 - 0 -

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002:

There were no non-cash investing and financing activities in the first nine months of the year 2002.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003:

1) The Company issued stock options pursuant to its 2003 executive and employee stock option plan to directors, certain employees and consultants to purchase 1,090,000 shares of the Company's common stock at the bid price when granted. The options give the recipients the right to purchase the shares for 10 years.

2) The Company cancelled 142,575 shares that were held in trust where the trust was no longer valid.

3) The Company evaluated certain intangible assets and found that they no longer had sales potential. The Company has written off these assets, which had net book value of $54,790.

4) The Company charged capital in excess for a liability to the former shareholders of Aaron Medical which was a result of a recission offer made to the Aaron shareholders in 1996. This liability was due to certain Aaron shareholders who had received shares of An-Con Genetics (predecessor to Bovie) but had not responded to the recission offer. An investigation showed these shareholders had either 1) sold the shares, 2) increased their holdings or moved the stock to street name. Based on the above the Company believes it no longer has a obligation to these shareholders.

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

BOVIE MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION (CONTINUED)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

Inventories

Inventories are stated at the lower of cost or market. Cost is determined principally on the average cost method. Inventories at September 30, 2003 and December 31, 2002 were as follows:

                             September 30, 2003       December 31, 2002
                             ------------------       -----------------

 Raw materials                  $  1,262,441            $  1,180,758
 Work in process                     762,711                 524,322
 Finished goods                      533,865                 652,425
                                 -----------             -----------

 Total                           $ 2,559,017            $  2,357,505
                                 ===========             ===========

Repair Parts. The Company acquired the inventory of repair parts in conjunction with the purchase of the Bovie line of generators and Bovie trade name, on May 8, 1998. The Company has maintained the inventory to service the previously sold generators. The useful life of repair parts is estimated to be five to seven years and the Company has set up an allowance for excess and obsolete parts.

The inventory of parts was as follows:

                               September 30, 2003         December 31, 2002
                               ------------------         -----------------

  Raw materials                    $ 542,295                 $ 498,136
  Allowance for excess
   or obsolete parts                (300,689)                 (216,390)
                                     -------                   -------
                                   $ 241,606                 $ 281,746
                                    ========                   =======

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

New Accounting Standards

Effective February 3, 2002 the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that ratable amortization of goodwill be replaced by periodic tests for impairment within nine months of the date of adoption, and then on a periodic basis thereafter. Based on the impairment testing performed in February 2003, management determined that there was no impairment loss related to the net carrying value of the Company’s recorded goodwill.

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

BOVIE MEDICAL CORPORATION

PART I. FINANCIAL INFORMATION (CONTINUED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Nine Months Ended September 30, 2003

The results of operations for the nine months ended September 30, 2003 show increased sales and increased profitability, as compared to the first nine months of 2002. The Company’s sales revenues increased by 33%, from $9,277,461 to $12,363,919. Gross profit percentage of 43% was up from 39% for the same period in 2002. The reason for the four percentage points increase in gross profit ratio was that as electrosurgical sales grow indirect manufacturing overhead associated costs remains relatively constant. Overall margins will likely increase as sales increase even though margins on electrosurgical products are less than other product margins. Gross profit increased from $3,653,364 in 2002 to $5,345,215 in 2003. Increased gross profit was mainly attributable to increased sales of electrosurgical products. For the first nine months of 2003 and 2002, cauteries accounted for 30% and 41% of sales, respectively. For the same period, electrosurgical devices accounted for 54% and 35% of sales, respectively.

Operating salaries and related expenses had increased 17% to $1,167,791 from $998,168 in the nine months ended September 30, 2003 as compared to the same period in 2002. The main reason for the increase was in the area of customer service, employee training and independent representative training.

Research and development costs decreased by $50,137 or 7% from $770,610 to $720,473 from the nine months ended 2002 to the nine months ending September 30, 2003. The high cost of research and development are mainly attributable to engineering costs on new generator models being developed and the cost of the continued development of the J-Plasma device.

Expenses for professional services increased by $59,565 or 24% to $307,500 in the nine months ended September 30, 2003, as compared to $247,935 in the same period of the previous year. The main reason for this increase was professional fees associated with legal matters, audit of the year 2002 and consulting services.

Selling, General and Administrative expenses increased by $400,983 or 23%. These expenses were $2,177,855 in the nine month period ended September 30, 2003 as compared to $1,776,872 for the nine months ended September 30, 2002. The increase was mainly attributable to the expense of additional personnel, advertising promotions and the disposition of unmarketable inventory of products.

Interest expense net of interest income, decreased from $33,933 in the nine months ended September 30, 2002 to $27,272 in 2003. The largest part of the interest the Company pays is on its building mortgage and its line of credit. During the third quarter of 2003 the Company paid off the outstanding balance due under its line of credit.

The operating gain was $971,596 in the first nine months of 2003 as compared to an operating loss of $140,221 in the same period in 2002, constituting an increase in operating profit of $1,111,817 or 793%.

The Company had a net gain of $944,324 for the nine months ended September 30, 2003 as compared to net loss of $174,154 in 2002 for the same period. The most significant reason for the increase in income of $1,118,478 for the nine months of 2003 from the first nine months of 2002 was an increase in OEM (Original Equipment Manufacturer) sales of the Company’s generators and accessories.

BOVIE MEDICAL CORPORATION

PART I. FINANCIAL INFORMATION (CONTINUED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations (continued)

The Company sells its products mostly through distributors, OEM agreements and independent representatives who service the distributors, both in the international market and in the USA. Distributors are contacted through response to Company advertising in international medical journals or at domestic or international trade shows. The main focus for export sales has been Western Europe.

The Company has distributors in all major markets in Europe and is expanding into the Far East. The Company intends to continue marketing its products internationally by concentrating on major markets for increased market exposure and the introduction of new products.

During the first nine months of 2003, international sales increased by $70,643. These sales were $1,852,943, which represented 15% of total sales, while in 2002 total international sales were $1,782,300 and 19% of total sales. The Company is ISO 9001 certified.

Results of Operations - Three-Month Period Ended September 30, 2003

Sales for the three-month period ended September 30, 2003 were 4,324,017 as compared to $3,045,994 for the same period in 2002, an increase of $1,278,023 or 42%. The increase was mainly attributed to increased sales of electro surgical products.

Cost of goods sold increased from $1,935,732 to $2,513,335 an increase of $577,603 or 30% for the three-month period ended September 30, 2003 as compared to the same period in 2002.

Gross profit for the quarterly period increased from $1,110,262 to $1,810,682 an increase of $700,420 or 63%. Gross profit percentage for the quarterly period increased from 36% in 2002 to 42% in 2003. The reason for the increase is that the direct overhead to produce the products remained relatively constant for the first three quarters of 2003 therefore causing the gross profit to increase.

Research and development decreased by $31,523 or 14% from $268,532 to $232,009 for the quarters ended September 30, 2003 and September 30, 2002, respectively.

Professional fees increased by $32,687 or 55% from $59,882 to 92,569 for the quarters ended September 30, 2002 to September 30, 2003, respectively.

Salaries and related costs increased from $349,946 to $396,437 an increase of $46,491 or 13%. The main areas of increase were in customer service, training of employees and sales representatives.

Selling, general and administrative increased by $176,936 or 37% from $652,642 to $661,434 for the quarters ended September 30, 2002 to September 30, 2003, respectively. The largest areas of increased costs were for advertising, travel and the disposition of obsolete material.

BOVIE MEDICAL CORPORATION

PART I. FINANCIAL INFORMATION (CONTINUED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Financial Condition

As of September 30, 2003, the amount of cash was $577,523 as compared to $461,782 at September 30, 2002. Cash provided by operating activities was $959,312 in the first nine months of 2003 as compared to funds applied of $275,037 in 2002. Net working capital of the Company on September 30, 2003 was $4,082,055 as compared to $3,464,169 in 2002 and increase of $617,886.

Investing activities utilized $318,530 in cash during the first nine months of 2003, compared to $135,211 in the first nine months of 2002. In 2003, the Company continued its policy of investing in property, plant and equipment needed for future business requirements, including manufacturing capacity.

The amount of cash applied to financing activity was $442,468 for the period ended September 30, 2003. The amount of cash provided for the nine month period ended September 30, 2002 was $293,676. The most significant financing activity in the nine months ended September 30, 2003 was the reduction of credit line debt by $400,000.

The Company’s ten largest customers accounted for approximately 65% of net revenues for the first nine months of 2003. As of September 30, 2003, the ten largest receivables accounted for approximately 62% of outstanding accounts receivable. For the nine months ended September 30, 2003 one customer accounted for 19% of total sales.

The Company believes that it has the financial resources needed to meet business requirements in the foreseeable future, including capital expenditures for the expansion of its manufacturing site, working capital requirements, and product development programs.

On August 20, 2003, the Company signed an agreement to lease approximately 20,000 square feet of manufacturing, warehousing, and office space for sixty-two months commencing on September 1, 2003 and terminating on October 31, 2008, with an option to renew for an additional five years. The building leased is in close proximity to the Company’s present manufacturing facility in St. Petersburg, Florida. The base monthly rent is $8,750 commencing on November 1, 2003. The base rent increases by 3% for each year of the lease, commencing on November 1, 2004. The Company is responsible for common area maintenance, insurance and real estate taxes, which have been established at $1,667 per month for the first year of the term of the lease.

BOVIE MEDICAL CORPORATION

PART I. FINANCIAL INFORMATION (CONTINUED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Financial Condition (continued)

Outlook

The statements contained in this Outlook are based on current expectations. These statements are forward looking, and actual results may differ materially.

The Company has continued to expand its line of electrosurgery products which include the standard stainless steel electrodes, the Bovie/Aaron 800, Bovie/Aaron 900, Bovie/Aaron 950, Bovie/Aaron 1250, and the Aaron 2250 high frequency generators. Pursuant to perceived market demands, the Company has developed and is currently marketing the Bovie IDS 300-Watt and Bovie IDS 200-Watt digital generators under the newly formed Bovie sales division. The newly formed Bovie sales division is experiencing competition from companies with greater financial resources and personnel. Currently, the division is exploring new marketing programs with the goal to place the Bovie IDS-300 in a wider cross section of medical facilities.

During the first nine months of 2003 the Company’s electrosurgical sales increased a total of 105% to $6,623,448 from $3,233,043 for the similar period in 2002 for a total increase in electrosurgical sales of $3,390,405 for the period. This increase was mainly attributable to contract purchasers. The Company expects electrosurgical sales to continue to increase in 2003. The Company, through its private label capability, anticipates new opportunities in the domestic market. The electrosurgical product market is larger than the Company’s traditional market and is dominated by two main competitors, ValleyLab and Conmed. The Company believes combined markets for these products exceeds $800 million worldwide, annually.

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

Non-Medical Products

Sales of the Company flexible lighting products had been on the decline for several years. In 2002, the Company sales of these products, used primarily in the automotive and locksmith industries, totaled $736,758. One customer accounted for $561,276 (77%) of such sales in that year.

Sales for the first nine months of 2003 and 2002 of industrial lighting products was $367,491 and $589,748, respectively. In May of 2003 the Company executed an exclusive license agreement with its largest customer of industrial lighting products to transfer its technology and manufacturing capability to that customer for a royalty fee of $8,250 per month for five years. The Company will no longer manufacture or sell industrial lighting products.

Scientific Advisory Board

On July 8, 2003, The Company announced the formation of a scientific advisory board to assist in the advancement of new products and technologies. The advisory board includes: Yuval Carmel, Ph. D., Peter M. Pardoll, MD and Mr. Gregory Konesty.

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

The Board’s term is for one year and the members will be compensated with stock options and at their per diem rate, as required.

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

In May 2001, the Company changed commercial lenders and increased its credit line from $600,000 to $1,500,000. The interest rate on the line is variable and is presently at the bank’s base rate, which is 4.25% per annum. The outstanding balance on the credit line on September 30, 2003 was $0.

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

The Company began trading it’s securities on the American Stock Exchange on November 5, 2003 under the symbol BVX.

There have been no dividends declared.

BOVIE MEDICAL CORPORATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

In February of 1997, the 10-year notes came due and the Company offered each bond holder 2,200 shares of common stock for their $1,000 bond and accrued interest of $550. Nineteen bondholders accepted the offer and forty-three bondholders received cash for their bonds and accrued interest. The balance of the bondholders have not redeemed their bonds or accepted the shares offered. The Company has located and paid off the remaining bondholders or has turned over their funds to the bondholders’ respective states. The balance of the bonds outstanding on September 30, 2003 was zero.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

During 2003 there has been no meeting of the shareholders.

ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

(a)Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b)Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

Report on Form 8-K

None

BOVIE MEDICAL CORPORATION

EXHIBIT 99(a)

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Bovie Medical Corporation (the “Company”) on Form 10-QSB of the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Andrew Makrides, President and Chairman of the Board of the Company, certify, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge: (1) the quarterly report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and (2) the information contained in the quarterly report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:November 5, 2003

/s/Andrew Makrides
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

BOVIE MEDICAL CORPORATION

EXHIBIT 99(b)

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Bovie Medical Corporation (the “Company”) on Form 10-QSB of the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Charles Peabody, Chief Financial Officer, certify, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge: (1) the quarterly report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and (2) the information contained in the quarterly report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 5, 2003

/s/Charles Peabody
Chief Financial Officer

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

Date: November 5, 2003

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

Date November 5, 2003

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

Date: November 5, 2003

/s/Charles Peabody
Chief Financial Officer