Form 10KSB
period 2003-12-31
BOVIE MEDICAL CORP
filed 2004-03-30
CIK 719135

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Common Stock, $.001 Par Value
(Title of class)

Indicate by check mark whether the registrant (I) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB any amendment to this Form 10-KSB. [ X ]

Issuer’s revenues for its most recent fiscal year were $16,550,722.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 22, 2004 was approximately $27,476,517.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:13,464,528.

Company Symbol-BOVI Company SIC (Standard Industrial Code) 3841-98

DOCUMENTS INCORPORATED BY REFERENCE

Bovie Medical Corporation

2002 Form 10-KSB Annual Report

Table of Contents

Part I
Page

Item 1.    Description of Business..............................................

Item 2.    Description of Property..............................................

Item 3.    Legal Proceedings....................................................

Item 4.    Submission of Matters to a Vote of Security Holders..................

Part II

Item 5.    Markets for Common Equity and Related Stockholders Matter...........

Item 6.    Management's Discussion and Analysis.................................

Item 7.    Financial Statements (See Financial Section)

Item 8.    Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure..............................

Part III

Item 9.    Directors, Executive Officers, Promoters and Control Persons.........

Item 10.   Executive Compensation...............................................

Item 11.   Security Ownership of Certain Beneficial Owners
                 and Management and Related Stockholders Matters................

Item 12.   Certain Relationships and Related Transactions.......................

Item 13.   Exhibits and Reports on Form 8-K.....................................

Item 14.   Controls and Procedures..............................................

Item 15.   Principal Accountant Fees and Services...............................

BOVIE MEDICAL CORPORATION

Part I

Item 1. Description of Business.

Background

Bovie Medical Corporation (“the Company” or “Bovie”) was incorporated in 1982, under the laws of the State of Delaware and has its principal executive office at 734 Walt Whitman Road, Melville, New York 11747.

Bovie is actively engaged in the business of manufacturing and marketing medical products and developing related technologies. Aaron Medical Industries, Inc. (“Aaron”), a 100% owned subsidiary based in St. Petersburg, Florida is engaged in marketing the Company’s medical products. Previously our largest product line was battery operated cauteries, we have now shifted our focus to the manufacture and marketing of generators and electrosurgical disposables. This new focus on high frequency generators is evident in the development of the Aaron 800 and Aaron 900 high frequency desiccators and, the Aaron 950- the first high frequency desiccator with cut capability – The Aaron 1250 and the Aaron 2250, the latter of which was introduced in 2003. The Aaron 1250 and Aaron 2250 are designed for today’s rapidly expanding surgi-center market. Additionally, our new 200-watt electrosurgical unit and our new 300-watt electrosurgical unit are marketed under the Bovie name. Presently the standard being used in hospitals worldwide is the 300-watt electrosurgical generator.

We also manufacture a variety of specialty lighting instruments for use in ophthalmology, general surgery, hip replacement surgery, and for the placement of endotracheal tubes.

Our company manufactures and markets its products both under private label and the Bovie/Aaron label to distributors worldwide. Additionally, Bovie/Aaron has original equipment manufacturing (OEM) agreements with other medical device manufacturers. These OEM arrangements combined with private label and the Bovie/Aaron label allow the Company to gain greater market share for the distribution of its products.

Company Products

Battery Operated Cauteries

Battery operated cauteries constitute our second largest product line. Cauteries were originally designed for precise hemostasis (to stop bleeding) in ophthalmology. The current use of cauteries has been substantially expanded to include sculpting woven grafts in bypass surgery, vasectomies, evacuation of subungual hematoma (smashed fingernail) and for arresting bleeding in many types of surgery. Battery operated cauteries are primarily sterile one-time use products. Bovie manufactures the broadest line of cauteries in the world, including but not limited to, a line of replaceable battery and tip cauteries, which are popular in overseas markets.

Electrosurgery Products

Bovie continues to expand its line of electrosurgery products. Electrosurgery products include generators, electrodes, electrosurgery pencils, and various ancillary disposable products. These products are used in surgery for the cutting and coagulation of tissues and constitute our second largest product line. Our accessories electrosurgery product are substantially compatible with all major manufacturers’ electrosurgery generator products. With the exception of OEM products, all of our electrosurgery generators and accessories are marketed using the Bovie trademark, which is recognized internationally in electrosurgery. It is estimated that 80% of all surgical procedures performed worldwide are accomplished by electrosurgery, which includes laparoscopic as well as general surgery and surgical procedures in gynecology, urology, plastics and dermatology.

Bovie/Aaron 800 and 900 High Frequency Desiccators

The Aaron 800 and Aaron 900 are low powered generators, designed primarily for dermatology and plastic surgery in a physician’s office. The units are 30-watt high frequency desiccators used mainly in doctors’ offices for removing small skin lesions and growths.

Bovie/Aaron 950

Bovie has developed the first high frequency desiccator with cut capacity for outpatient surgical procedures. It was designed mainly for use in doctors’ offices and is utilized in a variety of specialties including dermatology, gynecology, and plastic surgery.

Bovie/Aaron 1250

We have also developed a 120-watt multipurpose electrosurgery generator. The unit also features monopolar and bipolar functions with pad sensing. The product is being produced in at least two private label formats in addition to the Bovie/Aaron label. This was our first electrosurgical product to generate revenues in excess of $1,000,000.

Bovie/Aaron 2250

Given the market interest in more powerful electrosurgical generators, we have developed a 200-watt multipurpose digital electrosurgery generator designed for the rapidly expanding surgi-center market in the United States. This unit features both monopolar and bipolar functions, has pad and tissue sensing, plus nine blended cutting settings. This unit has the capability to do many procedures performed today in the surgi-center or outpatient settings and was introduced in 2003.

New Generators

In addition to the Aaron 2250 and 1250, we are continuing to develop and expand our range of electrosurgery generators. Bovie has recently completed the design and development of two new generators, which have been cleared for marketing by the FDA. The first new generator, the Bovie IDS300 was released for marketing in the first quarter of 2003 and provides greater electrical power and advanced digital technology. In addition, the Bovie IDS 200 was released in the second quarter of 2003.

While 200 watts is more than enough power to do most procedures in the operating room, three hundred watts is considered the standard of care and believed to be what most hospitals and surgi-centers will be purchasing. The Bovie IDS-300 has been designed based on a digital feedback system. The unit has a tissue sensing capability 20 times faster than the market leader. For the first time in electrosurgery, through digital technology, we are able to measure tissue impedance in real time (5000 times a second). As the impedance varies, the power is adjusted to deliver a consistent clinical effect.

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

Pursuant to agreement, the joint venture acquired an exclusive license to produce and market any surgical/medical devices utilizing this technology. In fiscal, 2003, Bovie made additional advances to the joint venture in the form of research and development of prototypes expending $81,914 in development and engineering costs.

This technology utilizes a gas ionization process using only one working electrode. The device produces a stable thin focused beam of ionized gas that can be controlled in a wide range of temperatures and intensities, providing the surgeon with precision, minimal invasiveness and an absence of conductive currents during surgery.

The device has been developed and patented in both Europe and the United States. Bovie has constructed its first two pre-production prototypes for field testing purposes as a prelude to eventual FDA submission and clearance for manufacturing. The initial intended uses are in the areas of dermatology and plastic surgery. Other contemplated surgical uses for the technology are cardiovascular, thoracic, gynecological, trauma and other surgeries.

Battery Operated Medical Lights

Bovie manufactures a variety of specialty lighting instruments for use in Ophthalmology as well as patented specialty lighting instruments for general surgery, hip replacement surgery and for the placement of endotracheal tubes in emergency and surgical procedures.

Nerve Locator Stimulator

Bovie also manufactures a nerve locator stimulator primarily used for identifying motor nerves in hand and facial reconstructive surgery. This instrument is a self-contained, battery operated unit, used for single surgical procedures.

New Products

In October, 2003 we entered into an exclusive worldwide license agreement with Emergency Medical Innovations, LLC., a non-affiliated company, to manufacture and market a disposable suture removal device (patent pending). Subject to clearance by the FDA for marketing, it is expected to reduce time for removing stitches in a doctor’s office, medical clinic or emergency room. The device is designed to remove sutures with a tension free cut to be utilized in various medical procedures on humans and animals. Bovie is presently developing pre-production prototypes and subject to FDA clearance for marketing, Bovie has targeted the last quarter of 2004 for release and marketing to medical professionals.

Manufacturing, Marketing and Distribution

Bovie manufactures the majority of its products on its premises in St. Petersburg, Florida. Labor intensive sub-assemblies and labor intensive products may be out-sourced to our ’s specification. We market our products through national trade journal advertising, direct mail, distributor sales representatives and trade shows, under the Bovie name, the Bovie/Aaron name and private label. Major distributors include Allegiance (a Cardinal Company), IMCO, McKesson Medical Surgical, Inc., NDC (Abco, Cida and Starline), Owens & Minor, and Physician Sales & Service.

Competition

The medical device industry is highly competitive. Many competitors in this industry are well established, do a substantially greater amount of business, and have greater financial resources and facilities than we do.

Main competitors are Conmed, Valleylab (a division of Tyco), in the electrosurgery market and Xomed in the battery operated cautery market.

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
o        Product tractability, and
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

International

To market products in the European Union and countries other than the United States, we must obtain regulatory approval similar to that required by the FDA. All of our medical devices are classified as Class III devices under the European Medical Devices directive. Therefore, we were required to obtain a “CE Mark” certification from a “Notified Body” in one of the member countries in the European Union. CE Mark certification is an international symbol of adherence to quality assurance standards and compliance with the applicable European Medical Devices Directive.

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

Liability Insurance

The manufacture and sale of medical products entail significant risk of product liability claims. Bovie currently maintains product liability insurance with combined coverage limits of $5 million on a claims made basis. There is no assurance that this coverage will be adequate to protect us from any liabilities we might incur in connection with the sale or testing of our products. In addition, We may need increased product liability coverage as products are commercialized. This insurance is expensive and in the future may not be available on acceptable terms, if at all.

Research and Development

The approximate amount expended by the Company on research and development of its products during the years 2003 and 2002, totaled $717,347 and $693,710 respectively. The Company has not incurred any direct costs relating to environmental regulations or requirements.

Employees

Presently Bovie has a total of approximately 129 employees. These consist of 5 executives, 10 administrative, 5 sales, and 109 technical support and factory employees.

Significant Subsidiary - Aaron Medical Industries, Inc.

Aaron Medical Industries, Inc., is a Florida Corporation with offices in St. Petersburg, Florida. It is principally engaged in the business of marketing our medical products.

Item 2. Properties.

Bovie has executive office space at 734 Walt Whitman Road, Melville, New York and its St. Petersburg, Florida facility. Bovie leases the executive offices in New York for $1,450 per month through the year 2006. Bovie owns its main facility in Florida consisting of 28,000 square feet of office, warehousing and manufacturing space.

On August 20, 2003, Bovie signed an agreement to lease approximately 20,000 square feet of space for sixty-two months commencing on September 1, 2003 and terminating on October 31, 2008, with an option to renew for an additional five years. This additional space provides Bovie with a total of 48,000 square feet of manufacture warehousing and office space in Florida. The building leased is in close proximity to our present manufacturing facility in St. Petersburg, Florida. The base monthly rent is $8,750 commencing on November 1, 2003. The base rent increase by 3% for each year of the lease, commencing on November 1, 2004. We are responsible for common area maintenance, insurance and real estates, which have been established at $1,667 per month for the first year of the term of the lease.

Bovie had two additional leases covering a total of 71,000 sq feet. These leases expired in October 2003 and March 2004, were not renewed.

Item 3. Legal Proceedings

Bovie’s wholly owned subsidiary, Aaron Medical Industries, Inc. (“Aaron”) is a named defendant along with a physician and hospital in an action in the civil court, State of Michigan. The plaintiff is seeking significant damages alleging among other things, permanent injury and lifelong suffering due to the negligence of the defendants. The complaint alleges that plaintiff’s damages resulted from burns and injuries sustained when a physician used an Aaron manufactured cautery in a surgical procedure upon plaintiff while plaintiff was in an oxygenated environment. Aaron has denied any affiliation with the physician and the hospital and any direct or indirect liability for the injuries sustained by plaintiff. However, in the unlikely event of a jury finding of liability, management believes its insurance coverage should adequately satisfy any such potential judgment.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to securities holders during the fourth quarter of the year ended December 31, 2003.

PART II

Item 5. Markets and Market Prices

Bovie’s common stock has been traded on the American Stock Exchange since November 5, 2003. Prior to that it was traded in the over-the-counter market on the OTC bulletin board. The table shows the reported high and low bid prices for the common stock during each quarter of the last eight respective quarters as reported by the OTC Bulletin Board (symbol “"BOVI"”) and the American Stock Exchange (symbol BVX). These prices do not represent actual transactions and do not include retail markups, markdowns or commissions.

              2003                    High                  Low

         1st Quarter                  $1.02                $.72
         2nd Quarter                   1.45                 .85
         3rd Quarter                   3.35                1.35
         4th Quarter                   3.75                2.95

              2002                    High                  Low

         1st Quarter                  $.85                 $.56
         2nd Quarter                  1.06                  .70
         3rd Quarter                  1.01                  .74
         4th Quarter                   .75                  .51

On March 22, 2004, the closing bid for Bovie’s Common Stock as reported by the American Stock Exchange was $2.90 per share. As of March 22, 2004, the total number of shareholders of the Bovie’s Common Stock was approximately 1,500, of which approximately 700 are estimated to be shareholders whose shares are held in the name of their broker or stock depositories or the escrow agent holding shares for the benefit of Bovie Medical Corporation shareholders and the balance are shareholders who keep their shares registered in their own name.

Item 6. Management’s Discussion and Analysis.

Results of Operations

Bovie’s net revenues for 2003 were approximately $16.55 million as compared to $12.44 million for 2002. The increase in sales of $4.1 million (33%) was the net result of an increase in revenues from the sale of electrosurgery products. The sales for medical products represented approximately 98% and 94% of total sales in 2003 and 2002, respectively.

The cost of goods sold increased by $2.2 million ( 31%) from $ 7.2 million in 2002 to $9.4 million in 2003. The percentage of gross profit from sales increased from 42% in 2002 to 43% in 2003. Margins remained constant. Bovie is increasing the volume of manufacturing being undertaken in Europe and the Far East in order to reduce costs. The difference in cost of sales and gross profit were principally due to an increase in sales and increase in cost of sales of our family of OEM electrosurgical generators. For both years 2003 and 2002 cauteries accounted for 30% and 41% of sales and 26% and 34% of cost of goods sold, respectively. Sales of electrosurgical generator products increased and sales of cauteries remained constant for the two years ending December 31, 2003.

Research and development expenses increased by $23,637(3%) from $693,710 to $717,347, from 2002 to 2003. We continued to invest in the development of new electrosurgery devices and specialty products for other companies (OEM). Research and development costs are comprised of material, engineering, and payroll costs. The development costs for the Joint Venture Jump Agentur of $81,914 and $124,445 for 2003 and 2002, respectively, are shown as equity in net loss of unconsolidated affiliate.

Our effective federal income tax rate is 34%. As a result of the net gain in the past year, Bovie has reduced its projected net operating loss tax benefit asset. The net operating loss carryover is now $8.3 million.

Our general and administrative expenses increased $.4 million from $2.5 million in 2002 to $2.9 million in 2003. This was mainly attributable to increases of trade show and advertising of $236,000, to introduce its new electrosurgical line of products, costs for general liability insurance of $40,000, cost in membership in the American Stock Exchange of approximately $70,000 and an increase in manufacturers’ representative training of $30,000.

Salaries and related costs increased by 9% from $2.1 million in 2002 to $2.3 million in 2003. The increase was due to additional personnel and annual salary increases.

Cost of professional services increased by 30% from $321,598 in 2002 to $392,796 in 2003. Professional fees were primarily related to consulting, auditing and legal costs. Audit fees totaled $101,308 in 2002 and $115,669 in 2003, an increase of 14%.

Gain from operations was $712,397 in 2003 as compared to an operating loss of $473,895 in 2002. There was a gain for the Company in 2003 of $681,317 as compared to a net loss in 2002 of $514,765. The gain for 2003 was mostly attributable to the increased sales associated with the development of the OEM private label line of generators and accessories.

Total other costs as a percentage of sales were 39% in 2003 as compared to 46% in 2002. Total costs increased mostly due to the costs associated with the increase in selling general and administrative expenses and salaries and related costs. For the year 2003, total other costs were $6.4 million as compared to $5.7 million for 2002, a 12% increase.

We sell our products through distributors both overseas and in US markets. New distributors are contacted through responses to our advertising in international and domestic medical journals and domestic or international trade shows.

During 2003, international sales of our product lines increased by $68,000 or (2.4%). In 2003, these sales were $2.4 million (14% of total sales) as compared to $2.3 million (19% of total sales) in 2002. We closed our sales office in Germany and are marketing our products in Europe from the U.S.A. through a network of overseas distributors.

In the fourth quarter of 1998, Bovie made agreements with various sales representatives to develop markets for its new products and to maintain customer relations. The representatives receive an average commission of approximately 2% of sales in their market areas. In 2003 and 2002, commissions paid were $228,779 and $272,539, respectively, a decrease of 16%.

An adequate supply of raw materials is available from both domestic and international suppliers. The relationship between Bovie and its suppliers is generally limited to individual purchase order agreements, supplemented by contractual arrangements with key vendors to ensure availability of certain products. We have developed multiple sources of supply where possible.

In order to provide additional working capital, the Company has secured a $1,500,000 credit facility with a local commercial bank. This facility is payable on demand. For the year end December 31, 2003 the Company had zero funds drawn down on this credit facility.

Financial Condition

As of December 31, 2003, cash totaled $306,137 as compared to $379,209 at December 31, 2002. Cash provided by operating activities was $413,521 in 2003 compared to $73,980 in 2002. Net working capital of Bovie was $3,837,482 and $3,084,743 on December 31, 2003 and 2002, respectively.

The amount of cash used in investing activities was $247,167 in 2002, compared to $654,841 in 2003. We continued to invest in property, plant and equipment needed for anticipated future business requirements, including manufacturing capacity. In the year 2001, the Company invested $200,000 in a joint venture involving a new unipolar low temperature plasma technology.

The net cash used by financing activities was $25,958 in 2002. In 2003 net cash provided by financing activities was $168,248. A significant item of financing activity in 2003 resulted from the exercise of 350,000 stock options by employees and former consultants for $251,000. In both 2002 and 2003 Bovie reduced its first mortgage by $31,668.

Our ten largest customers accounted for approximately 66% of net revenues for 2003 as compared to 63% in 2002. For both years December 31, 2003 and 2002, our ten largest trade receivables accounted for approximately 63% of outstanding receivables. In 2003 one customer accounted for 22% of total sales.

We believe that Bovie has the financial resources needed to meet business requirements in the foreseeable future, including capital expenditures needed for the expansion of our manufacturing site, working capital requirements, and product development programs, subject to Bovie maintaining compliance with our credit facility.

Outlook

The statements contained in this Outlook are based on current expectations. These statements are forward looking and actual results may differ materially.

Bovie has continued to expand its line of electrosurgery products which include the standard stainless steel electrodes, the Bovie/Aaron 800, Bovie/Aaron 900, Bovie/Aaron 950, Bovie/Aaron 1250, and the Bovie 2250 high frequency generators. We have also developed and are currently marketing the Bovie IDS 300-Watt and Bovie IDS 200-Watt digital generators under the Bovie sales division.

From 2002 to 2003, Bovie’s electrosurgery sales increased by 103% from $4.4 million to $9.0 million. The increase was mainly attributable to OEM sales to other electrosurgery medical companies. With the introduction of new electrosurgery products, We expect electrosurgery sales to continue to increase in 2004. Through our private label capability and our sales division we anticipate continued opportunities in the domestic and foreign markets. The electrosurgery product market is larger than our other traditional markets and is dominated by two competitors, Valleylab and Conmed. The global market for electrosurgery products exceeds $800 million annually.

Non-Medical Products

In 2003, our sales of flexible lighting products, used primarily in the automotive and locksmith industries, totaled $375,250. One customer accounted for 80% of such sales. We discontinued our non-medical product line by selling our inventory, customer list and manufacturing technology to our largest customer in that field for $500,000 payable in equal installments over 5 years.

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

Mr. Gregory Konesky has been Bovie's lead scientist in new product development for J-Plasma, advanced plasma applicator design, plasma physical research and other electrosurgical products. Mr. Konesky has published over 13 scientific papers, holds one patent, with another pending. He has also presented at a variety of scientific forums over the past several years as well as being a member of over 10 scientific societies.

The Board’s term is for one year and the members will be compensated with stock options and at their per diem rate, as required.

Reliance on Collaborative, Manufacturing and Selling Arrangements

Bovie is dependent on certain contractual partners for manufacturing and product development. Should a collaborative partner fail to meet its contractual obligation to us, our future business and value of related assets could be negatively affected. Furthermore, no assurance can be given that a collaborative partner may give sufficient high priority to our products. In addition, disagreements or disputes may arise between Bovie and its contractual partners which could adversely affect production of its products.

Liquidity and Future Plans

Our focus is to acquire, develop, and manufacture new product technologies and to expand our manufacturing capabilities.

In order to increase international sales growth and maintain its ability to sell in Europe, the Company has been certified as ISO9001/EN46001 quality system compliant and has been granted its CE mark (International Quality control.)

In December, We satisfied our first mortgage on the building that we own in St. Petersburg, Florida and replaced it with a new first mortgage from our prime lender in the amount of $475,000. The mortgage loan is to be repaid over 5 years with a variable interest starting at the bank’s present base rate of 4.00%. Bovie pays a principal payment of $2,639 plus interest each month. A balloon payment of $316,660 is due in December 2006.

In May 2001, we changed commercial lenders and increased our credit line from $600,000 to $1,500,000. The interest rate on the line is variable and is presently at the bank’s base rate, which is 4.00% per annum. The outstanding balance due on the credit line on December 31, 2003 was zero.

Our future results of operations and the other forward-looking statements contained herein, particularly the statements regarding growth in the medical products industry, capital spending, research and development, and marketing and general and administrative expenses, involve a number of risks and uncertainties. In addition to the factors discussed above, there are other factors that could cause actual results to differ materially, such as business conditions and the general economies; competitive factors including rival manufacturers’ availability of products at reasonable prices; risk of nonpayment of accounts receivable; risks associated with foreign operations; and litigation involving intellectual property and consumer issues.

Our management believes that Bovie has the product mix, facilities, personnel, and competitive and financial resources for business success, but future revenues, costs, margins, product mix and profits are all subject to the influence of a number of factors, as discussed above.

Item 7.Financial Statements.

(See Attached)

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no disagreements with, or changes in, accountants.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons

Bovie’s Executive Officers and directors are as follows:

    Name               Position                                  Director Since
--------------------------------------------------------------------------------

Andrew Makrides        Chairman of the Board, President, CEO     December 1982

J. Robert Saron        President of Aaron Medical Industries,    August 1994
                       Inc. and Director

George Kromer          Director                                  October 1995

Alfred V.  Greco       Director                                  April 1998

Brian Madden           Director                                  September 2003

Moshe Citronowicz      Executive Vice President                  --
                       Chief Operating Officer

Charles  Peabody       Chief Financial Officer and Secretary     --

Andrew Makrides, Esq. age 62, Chairman of the Board and President, member of the Board of Directors, received a Bachelor of Arts degree in Psychology from Hofstra University and a Juris Doctor Degree from Brooklyn Law School. He is a member of the Bar of the State of New York and practiced law from 1968 until joining Bovie Medical Corporation as Executive Vice President and director, in 1982. Mr. Makrides became President of the Company in 1985 and the CEO in December 1998 and has served as such to date.

J. Robert Saron, age 51, Director, holds a Bachelor's degree in Social and Behavioral Science from the University of South Florida. From 1988 to present Mr. Saron has served as a director of Aaron Medical Industries, Inc. (formerly Suncoast Medical Manufacturing, Inc.). Mr. Saron served as CEO and chairman of the Board of the Company from 1994 to December 1998. Mr. Saron is presently the President of Aaron Medical Industries, Inc., which serves as the Company's marketing subsidiary, and he is also a member of the Board of Directors of the Company. Mr. Saron serves on two industry boards, the Health Industry Distributors Association Education Foundation and the Healthcare Manufacturing Marketing Council.

Alfred V. Greco, Esq. age 68, Director, is the principal of Alfred V. Greco, PLLC, and has been counsel to the Company since its inception. Mr. Greco is a member of the Bar of the State of New York and has been engaged in the practice of law for the past 35 years in the City of New York. The main focus of Mr. Greco’s experience for the past 30 years has been in the area of corporate and securities law during which he has represented a large number of public companies, securities brokerage firms, executives and registered representatives and has developed a broad range of experience in administrative, regulatory and legal aspects of public companies, their organization and operation. Mr. Greco graduated from Fordham University School of Law with a Doctor of Law degree in June of 1960. He was admitted to the New York State Bar in March, 1961.

George W. Kromer, Jr., age 63, became a director on October 1, 1995. Bovie Medical Corporation has also retained Mr. Kromer on a month-to-month basis as a consultant in addition to his capacity as a director. He has been writing for business publications since 1980. In 1976, he received a Master’s Degree in health administration from Long Island University. He was engaged as a Senior Hospital Care Investigator for the City of New York Health & Hospital Corporation from 1966 to 1986. He also holds a Bachelor of Science Degree from Long Island University’s Brooklyn Campus and an Associate in Applied Science Degree from New York City Community College, Brooklyn, New York.

Moshe Citronowicz, age 51, is a graduate of the University of Be’er Sheva, Be’er Sheva, Israel, with a Bachelor of Science Degree in electrical engineering. He has also received certificates from Worcester Polytech, Lowell University and the American Management Association for completion of seminars in MRP, master scheduling, purchasing SPC, JIT, accounting and plant management. Since coming to the United States in 1978, Mr. Citronowicz has worked in a variety of manufacturing and high tech industries. In October 1993, Mr. Citronowicz joined the Company as Vice President of Operations. He is responsible for all areas of manufacturing, purchasing, product redesign, as well as new product design. In September 1997, Mr. Citronowicz was appointed by the Board of Directors to the position Executive Vice President and Chief Operating Officer.

Charles Peabody, CPA, age 52, graduated from Babson College with a BSBA in accounting. He is a Certified Public Accountant in the States of Florida and Vermont. During the past twenty years, Mr. Peabody has had positions ranging from vice president, finance and administration of an $11 million telecommunication equipment manufacturer to the chief financial officer of a $18 million commercial refrigeration glass door company. Mr. Peabody is a member of the American and Florida Institutes of Certified Public Accountants.

On March 30, 2004 the Company adopted an executive employee code of ethics.

Item 10. Remuneration

The following table sets forth the compensation paid to the executive officers of the registrant for the three years ended December 31, 2003:

                           Summary Compensation Table

                               Annual Compensation

Name and
Principal
Position                  Year        Salary         Bonus        Other

 Andrew Makrides           2003     $158,406         2,967        9,942
 the Board                 2002     $141,835         2,760        9,581
 President, CEO            2001     $146,446         2,567       12,352
 Chairman of
 the Board

J. Robert Saron            2003     $219,786         4,200       15,568
 Director                  2002     $200,545         3,907       15,533
 President of  Aaron       2001     $199,485         3,624       18,018
 Medical and
 Director

Moshe Citronowicz
 Executive
 Vice President-           2003     $158,637         3,086       14,345
 Chief Operating           2002     $147,370         2,871       15,688
 Officer                   2001     $149,697         2,671       17,205

Manfred Sablowski
 Vice President            2003     $109,958         2,075        4,823
 Sales and                 2002     $107,218         2,075        9,435
 Marketing                 2001     $105,361           407        2,360

Richard Kozloff            2003      110,710         2,125        6,917
 Vice President            2002     $105,251         2,024        9,223
Quality Control            2001     $106,096         1,955        7,124

                           Summary Compensation Table

                             Long Term Compresation
                             ----------------------

                                                 Securities
                                                 Underlying
Name and                                         Restricted       Stock
Principal                                          Stock          Option
Position                   Year      Awards(#)     SARS(#)       Pay-outs

 Andrew Makrides           2003         --        110,000            --
 the Board                 2002         --           --              --
 President, CEO            2001         --        155,000            --
 Chairman of
 the Board

J. Robert Saron            2003         --        110,000            --
 Director                  2002         --           --              --
 President of  Aaron       2001         --        155,000            --
 Medical and
 Director

Moshe Citronowicz
 Executive
 Vice President-           2003         --        110,000            --
 Chief Operating           2002         --           --              --
 Officer                   2001         --        155,000            --

Manfred Sablowski
 Vice President            2003         --           --              --
 Sales and                 2002         --           --              --
 Marketing                 2001         --         25,000            --

Richard Kozloff            2003         --         25,000            --
 Vice President            2002         --           --              --
Quality Control            2001         --         35,000            --

(a)      Other compensation consists of medical insurance and auto.
(b)      There were no awards given in 2001-2003.
(c)      Mr. Sablowski left the Company on February 13, 2004.

No options were granted or issued to any executive officer or director during fiscal year ending December 31, 2002. In 2003 585,000 options were granted to executive officers.

Equity Compensation Plan Information:

Plan category     Number of Securities   Weighted-average    Number of securitie
                  to be issued upon     exercise price of    remaining available
                  exercise of           outstanding options, for future issuance
                  outstanding options,  warrants and rights  under equity
                                                             compensation plans

Equity compensation
Plans approved by
Security holders      3,988,800               $1.004             552,200

Equity compensation
Plans not approved
By security holders          --                   --                  --
                      ---------               ------           ---------

Total                 3,988,800               1.004              552,200
                      =========               ======           =========

The following table summarizes: 1. The options granted in the last fiscal year and 2. The aggregated option exercises in the last fiscal year and the fiscal year end option values.

                       Aggregated Option Exercises in Last
                  Fiscal Year and Fiscal Year End Option Values

                                                   Number of          Value of
                                                  Unexercised        Unexercised
                     Share                          Options          Options at
                    Acquired                     At Fiscal Year         Fiscal
                       On          Value            End (#)              Year
Name                Exercise (#)   Realized       Exercisable             End

Charles Peabody         --            --               85,000     $    117,250
Andrew Makrides         --            --              485,000        1,082,700
J. Robert Saron         --            --              505,000        1,145,350
Moshe Citronowicz       --            --              440,000          996,425
Alfred Greco            --            --              335,000          747,200
George Kromer           --            --              390,000          861,675
Other                   --            --            1,748,800        3,390,341
                      ----          ----            ---------        ---------
                        --            --            3,988,800      $ 8,340,941
                      ====          ====            =========        =========

The Price of the stock was $3.07 per share on December 31, 2003. The options with exercise price less than $3.25 were valued using Black-Scholes option pricing model at approximately $.05 per share.

In 2003, the Board of Directors adopted a resolution increasing the number of shares covered by Bovie’s 2001 executive and employee stock purchase and option plan by a total of one million two hundred thousand (1,200,000) shares of common stock issuable upon exercise of options to be granted under the Plan. In 2003, the Board of Directors granted the following options to Executive Officers and Directors:

              George Kromer                                      85,000
              Alfred Greco                                       85,000
              Moshe Citronowicz                                 110,000
              Robert Saron                                      110,000
              Andrew Makrides                                   110,000
              Charles Peabody                                    60,000
              Brian Madden                                       25,000
                                                              ---------
                      Total                                     585,000
                                                              =========

Outside Directors are compensated in their capacities as Board members through option grants. Our Board of Directors presently consists of J. Robert Saron, Andrew Makrides, Chairman CEO, and President, George W. Kromer, Jr., Alfred Greco and Brian Madden. For the past years, pursuant to a written agreement, Mr. Kromer has been retained by Bovie Medical Corporation as a business and public relations consultant on a month-to-month basis at an average monthly fee of $1,200. Mr. Greco is the managing director of Alfred V Greco PLLC, counsel to Bovie, to which Bovie paid legal fees of $73,646 during 2003.

There have been no changes in the pricing of any options previously or currently awarded.

In January 3, 2004, we extended employment contracts with certain of its officers for two years. The following schedule shows all contracts and terms with officers of Bovie.

                            Bovie Medical Corporation
                                December 31, 2003

                       Contract       Expiration        Current        Auto
                         Date          Date(1)         Base Pay      Allowance

Andrew Makrides         01/01/98     12/31/2009(1)     $167,683       $ 6,310
J. Robert Saron         01/01/98     12/31/2009(1)      230,296         6,310
Moshe Citronowicz       01/01/98     12/31/2009(1)      158,637         6,310

(1)  Includes  total extensions for six years- Salaries  increase annually  pursuant to a contract  formula.  In the event of a change in control, each officers contract contains an option for each respective  officer to resign and receive 3 years salary.

Item 11. Security Ownership of Certain Beneficial Owners and Management of Bovie

The following table sets forth certain information as of December 31, 2003, with respect to the beneficial ownership of the Company’s common stock by all persons known by the Company to be the beneficial owners of more than 5% of its outstanding shares, by directors who own common stock and/or options to levy common stock and by all officers and directors as a group.

                              Number of Shares                     Percentage
                                                    Nature of          of
  Name and Address          Title     Owned (i)     Ownership      Ownership(i)

Maxxim Medical Inc.         Common    3,000,000     Beneficial         17.2%
10300 49th Street, North
Clearwater, FL  33762

Directors and Officers

Andrew Makrides             Common    800,800(ii)   Beneficial          4.6%
734 Walt Whitman Road
Melville, NY  11746

George Kromer               Common    390,000(iii)  Beneficial          2.2%
P.O. Box 188
Farmingville, NY  11738

Alfred V. Greco             Common    386,500(iv)   Beneficial          2.2%
666 Fifth Avenue
New York, NY  10103

J. Robert Saron             Common    937,976(v)    Beneficial          5.3%
7100 30th Avenue North
St. Petersburg, FL  33710

Moshe Citronowicz           Common    614,591(vi)   Beneficial          3.5%
7100 30th Avenue North
St. Petersburg, FL  33710

Officers and Directors as a group     3,254,867(vii)                   18.6%

(i) Based on 13,464,528 outstanding shares of Common Stock and 3,988,000 outstanding options to acquire a like number of shares of Common Stock as of December 31, 2003, of which officers and directors owned a total of 2,265,000 options and 989,867 shares at December 31, 2003.

(ii) Includes 485,000 shares reserved and underlying ten year options owned by Mr. Makrides to purchase shares of Common Stock of the Company. Exercise prices for his options range from $.50 for 155,000 shares to $3.25 for 25,000 shares.

(iii) Includes shares reserved pursuant to 390,000 ten year options owned by Mr. Kromer to purchase shares of the Company. Exercise prices for his options range from $.50 for 100,000 shares to $3.25 for 25,000 shares.

(iv) Includes 335,000 shares reserved pursuant to 10 year options exercisable at prices varying between $.50 per share for 100,000 shares up to $3.25 per share for 25,000 shares. Mr. Greco's wife presently owns 51,500 shares.

(v) Includes 505,000 shares reserved pursuant to 10 year options owned by Mr. Saron, exercisable at prices ranging from $.50 per share for 75,000 shares, and $3.25 per share for 25,000 shares.

(vi) Includes 440,000 shares reserved pursuant to 10 year options owned by Mr. Citronowicz exercisable at prices ranging from $.50 for 75,000 shares to $3.25 for 25,000.

(vii) Includes 2,265,000 shares reserved for outstanding options owned by all Executive Officers and directors as a group. The last date options can be exercised is September 29, 2013.

Item 12. Certain Relationships and Related Transactions

In 2003, the Executive Officers and directors were awarded a total of 400,000 and 185,000 options to purchases the Company's Common Stock at exercise prices of $.70 and $3.25 per share under the Company's 2003 Executive and Employee Stock Option Plan. See Remuneration

A director, Alfred V. Greco Esq. is the principal of Alfred Greco PLLC, the Company's counsel. Mr. Greco's firm received $73,646 and $59,303 in legal fees for the years 2003 and 2002, respectively. See "Security Ownership of Certain Beneficial Owners and Management."

A director, George Kromer also serves as a consultant to the Company with consulting compensation of $16,615 and $17,586 for 2003 and 2002, respectively.

Two relatives of the chief operating officer of the Company are employed by the Company. Yechiel Tsitrinovich, an engineering consultant received compensation for 2003 and 2002 of $46,978 and $77,150 respectively. The other relative, Arik Zoran, is an employee of the Company in charge of the engineering department. He has a two year contract providing for a salary of $90,000 per year plus living expenses and benefits. For 2003 he was paid 144,434 which includes living expenses and benefits. The Company is attempting at this time to secure a permanent work visa for Mr. Zoran.

Item 13. Exhibits and Reports on Form 8-K

No Form 8-K was filed in the fourth quarter of 2003.

Item 14. Disclosure Controls And Procedures

(a) Evaluation of disclosure controls and procedures

For purposes of rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 ("Exchange Act") the term "disclosure controls and procedures" refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Within 90 days prior to the date of this report ("Evaluation Date"), Bovie carried out an evaluation under the supervision and with the participation of Bovie’s Chief Executive Officer and its Chief Financial Officer of the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our periodic reports filed under and pursuant to the Exchange Act.

(b) Changes in internal controls

There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

Item 15.Principal Accountant Fees And Services

The following table sets forth the aggregate fees billed to us for fiscal years ended December 31, 2003 and 2002 by Bloom & Co., LLP, our auditors:

                                                 2003              2002
                                                 ----              ----

   Audit Fees (1)                         $    110,669       $    96,308
   Non-Audit Fees:

   Audit Related Fees(2)                            --                --
   Tax Fees(3)                                   5,000             5,000
   All other Fees(4)                                --                --
                                              --------          --------
       Total Fees paid to Auditor          $   115,669       $   101,308
                                              ========          ========

(1) Audit fees consist of fees billed for professional services rendered for the audit of Bovie's annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Bloom & Co., LLP in connection with statutory and regulatory filings or engagements.

(2) Audit-Related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Bovie's consolidated financial statements and are not reported under "Audit Fees".

(3) Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning.

(4) All other fees consist of fees for products and services other than the services reported above. In the past the board of directors had considered the role of Bloom & Co., LLP in providing certain tax services to Bovie and had concluded that such services were compatible with Bloom & Co., LLP’s independence as our auditors. In addition, since the effective date of the SEC rules stating that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved (which was previously done by the Board of Directors). Now the Audit Committee will pre-approve all audit and permissible non-audit services provided by the independent auditors.

The Audit Committee has adopted a policy for the pre-approval of services provided by the independent auditors, pursuant to which it may pre-approve any service consistent with applicable law, rules and regulations. Under the policy, the Audit Committee may also delegate authority to pre-approve certain specified audit or permissible non-audit services to one or more of its members, including the Chairman. A member to whom pre-approval authority has been delegated must report its pre-approval decisions, if any, to the Audit Committee at its next meeting, and any such pre-approvals must specify clearly in writing the services and fees approved. Unless the Audit Committee determines otherwise, the term for any service pre-approved by a member to whom pre-approval authority has been delegated is twelve months.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Petersburg, State of Florida on March 30, 2004.

Bovie Medical Corporation By: /s/ Andrew Makrides Andrew Makrides Chairman of the Board President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures                                           Title and Date

/s/Andrew Makrides                                   Chairman of Board
Andrew Makrides                                      Chief Executive Officer
                                                     President, Director
                                                     March 30, 2004

/s/J. Robert Saron                                   Director
J. Robert Saron                                      March 30, 2004

/s/George W. Kromer                                  Director
George W. Kromer                                     March 30, 2004

/s/Charles Peabody                                   Chief Financial Officer
Charles Peabody                                      March 30, 2004

/s/Alfred V. Greco                                   Director
Alfred V. Greco                                      March 30, 2004

/s/Brian Madden                                      Director
Brian Madden                                         March 30, 2004

PART II

ITEM 7. FINANCIAL STATEMENTS

BOVIE MEDICAL CORPORATION INDEX

TO FINANCIAL STATEMENTS

Contents

Independent Auditors' Report

Consolidated Balance Sheet at December 31, 2003 and 2002........................

Consolidated Statements of Operations for the years
   ended December 31, 2003 and 2002.............................................

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2003 and 2002..............................................

Consolidated Statements of Cash Flows for the years
  ended December 31, 2003 and 2002..............................................

Notes to Consolidated Financial Statements......................................

Consent of Certified Public Accountant..........................................

Bloom & Co., LLP
50 Clinton Street, Suite 502
Hempstead, NY 11550

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
and Shareholders of
Bovie Medical Corporation

We have audited the accompanying consolidated balance sheets of Bovie Medical Corporation as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards ` accepted in the United States of America. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bovie Medical Corporation as of December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

BLOOM & CO., LLP
Hempstead, New York
March 30, 2004

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2003 AND 2002

ASSETS

                                               2003               2002
                                               ----               ----
Current assets:

Cash                                      $    306,137       $   379,209
Trade accounts receivable, net               1,708,181         1,350,487
Inventories                                  2,451,149         2,357,505
Prepaid expenses                               390,025           164,264
Deferred tax asset                             386,200           386,200
Other Assets                                        --            45,044
                                             ---------         ---------

Total current assets                         5,241,692         4,682,709

Property and equipment, net                  1,900,015         1,559,080

Other assets:

Repair parts                                   228,226           281,746
Trade name                                   1,509,662         1,509,662
Patent rights, net                             144,967           258,214
Deposits                                         9,470             9,470
Investment Joint Venture                       200,000           200,000
                                             ---------         ---------
                                             2,092,325         2,259,092
                                             ---------         ---------

Total Assets                             $   9,234,032    $    8,500,881
                                             =========         =========

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2003 AND 2002
(Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

                                               2003               2002
                                               ----              ----
Current liabilities:

Accounts payable                           $  679,792         $ 478,668
Accrued expenses                              577,075           396,949
Customers deposits                            112,000           128,000
Notes payable                                      --           525,467
Due to shareholders                                --            37,214
Current maturities of long term debt           35,343            31,668
                                            ---------         ---------
Total current liabilities                   1,404,210         1,597,966

Notes Payable-Non current                     379,995           411,664
Stockholders' equity:

Preferred stock 10,000,000 shares
authorized, none outstanding                       --                --

Common stock par value $.001;
40,000,000 shares authorized,
13,464,528 and 13,256,103 issued
and outstanding on December 31, 2003
and December 31, 2002 respectively,           16,641             13,274

Additional paid in capital                20,093,936         19,820,044
Accumulated deficit                      (12,660,750)       (13,342,067)
                                          ----------         ----------

Total stockholders' equity                 7,449,827          6,491,251
                                           ---------          ---------
Total liabilities and
  stockholders' equity                $    9,234,032      $   8,500,881
                                           =========          =========

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                             2003                2002
                                             ----                ----

Sales                                    $16,550,722        $12,446,571
Cost of sales                              9,434,301          7,190,295
                                         -----------         ----------

Gross Profit                               7,116,421          5,256,276

Other costs:
Research and development                     717,347            693,710
Professional services                        392,796            321,598
Salaries and related costs                 2,275,488          2,093,642
Selling, general and
 administration                            2,936,479          2,496,776
Equity in net loss of
 unconsolidated affiliate                     81,914            124,445
                                          ----------          ---------

Total other costs                          6,404,024          5,730,171
                                          ----------          ---------

Income(loss)from operations                  712,397          (473,895)

Other income and (expense):

Interest income                                2,980              5,206
Interest expense                          (34,060)         (48,451)
Miscellaneous/other income                        --              2,375
                                           ---------           --------
                                          (31,080)         (40,870)
                                           ---------           --------

                                             681,317           (514,765)

Income tax expense                         (246,000)                --
Income tax benefit                           246,000                 --                                           ---------           --------

Net income (loss)                         $  681,317       $  (514,765)
                                           =========           ========

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

(CONTINUED)

                                                  2003              2002
                                                  ----              ----

Basic earnings (Loss) per common share           $ .05            $  (.04)
                                                  ====               ====

Diluted earnings (Loss) per common share           .05                N/A
                                                  ====               ====

Weighted average number
  of common shares outstanding                 13,188,353        13,204,755
                                               ==========        ==========
Incremental items

Stock options                                   1,647,097                --
                                               ----------       -----------
Diluted weighted average
  common shares outstanding                    14,835,450             N/A
                                               ==========             ===

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                        Options              Preferred
                                      Outstanding      Shares        Value
                                      -----------      ------        -----

Balance as of
January 1, 2002                         2,909,000         --         --

Subscription receivable
 paid in cash                                  --         --         --

Loss for Period                                --         --         --

Balance as of
December 31, 2002                       2,909,000           --       --

Subscription Receivable

Cancel shares on
Recission offer                                --         --         --

Exercise options for cash                (350,000)

Options cancelled or forfeited           (361,200)        --         --

Options granted                         1,791,000         --         --

Shares issued for promotion                    --         --         --

Income for period                              --         --         --

December 31, 2003                       3,988,800         --         --

                                            Common               Paid-in
                                     Shares        Value         Capital
                                     ------        ------        -------
Balance as of
January 1, 2002                     13,256,103    $13,274     $19,814,334

Subscription receivable
 paid in cash                               --         --           5,710

Loss for Period                             --         --              --
                                   -----------     ------     -----------
Balance as of
December 31, 2002                   13,256,103     13,274     $19,820,044

Subscription Receivable                                             6,131

Cancel shares on
Recission offer                       (142,575)      (143)         18,931

Exercise options for cash              350,000      3,500         247,500

Options cancelled or forfeited              --         --              --

Options granted                             --         --              --

Shares issued for promotion              1,000         10           1,330

Income for period                           --         --              --
                                    ----------     ------      ----------

December 31, 2003                   13,464,528    $16,641     $20,093,936
                                    ==========     ======      ==========

                                               Deficit            Total
                                               -------           -------
Balance as of
January 1, 2002                              $(12,827,302)     $7,000,306

Subscription receivable
 paid in cash                                          --           5,710

Loss for Period                             (514,765)       (514,765)
                                             ------------       ---------
Balance as of
December 31, 2002                            $(13,342,067)     $6,491,251

Subscription Receivable                                             6,131

Cancel shares on
Recission offer                                        --          18,788

Exercise options for cash                              --         251,000

Options cancelled or forfeited                         --              --

Options granted                                        --              --

Shares issued for promotion                            --           1,340

Income for period                                 681,317         681,317
                                               ----------       ---------

December 31, 2003                            $(12,660,750)     $7,449,827
                                              ===========      ==========

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                2003               2002
                                                ----               ----
Cash flows from operating activities:

Net income(loss)                           $   681,317        $  (514,765)
Adjustments to reconcile
net income to net cash provided
by operating activities:

Depreciation and amortization                  314,682            274,876
Cancel recission liability                      18,788                 --
Promotion cost paid with shares                  1,340                 --
Write down of inventories and parts            193,981            367,551
Write down development cost                    112,471                 --

Change in assets and liabilities:
Trade receivables                             (357,694)          (149,554)
Prepaid expenses                              (225,761)          (36,219)
Inventories and parts                         (234,105)          (286,703)
Other receivables                               45,044           (44,265)
Accounts payable                               201,124            105,293
Accrued expenses                               164,126             29,608
Short Term Notes                              (501,792)           328,158
                                              --------           --------

Total adjustments                             (267,796)           588,745
                                              --------           --------

Net cash provided by  operations          $    413,521       $     73,980
                                              ========           ========

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
(Continued)

                                                   2003              2002
                                                   ----              ----
Net cash provided by
 operating activities                          $  413,521        $   73,980

Cash flows from investing
activities:

(Increase) in fixed assets                       (565,915)        (220,671)
Decrease(Increase)in security deposits                 --         (1,346)
Purchase of technology                           (88,926)        (25,150)
                                                ---------         ---------
Net cash (used in) investing  activities         (654,841)        (247,167)

Cash flows from financing activities;

Loans from shareholders                          (37,215)               --
Sale of common stock                              251,000                --
Reduction in subscription receivable                6,131             5,710
Pay off mortgage                                 (31,668)         (31,668)
Bonds payable                                    (20,000)               --
                                                ---------         ---------

Net cash (used in) financing activities           168,248          (25,958)

Net increase(decrease) in cash                   (73,072)         (199,145)
Cash at beginning of year                         379,209           578,354
                                                ---------         ---------
Cash at end of year                            $  306,137         $ 379,209
                                                =========         =========

Cash paid during the twelve months ended December 31:

                                                    2003             2002
                                                    ----             ----

Interest                                        $  34,060         $ 47,530

 Income Taxes                                          --               --

The accompanying notes are an integral part of these financial statements.

BOVIE MEDICAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE YEAR ENDED DECEMBER 31, 2003 AND 2002

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2003 AND 2002:

During 2003 the Company gave as a promotion, 1,000 shares of common stock valued at $1,340 to a vendor.

There were no non-cash investing or financing activities in 2002.

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

The equity method of accounting is used when the Company has a 20% to 50% interest in other companies. Under the equity method, original investments are recorded at cost and adjusted by the company's share of undistributed earnings or losses of these companies.

Fair Values of Financial Instruments

Cash and cash equivalents. Holdings of highly liquid investments with maturities of three months or less, when purchased, are considered to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair values. The amount of federally insured cash deposits was $100,000 as of December 31, 2003.

The carrying amount of trade accounts receivable, accounts payable, prepaid and accrued expenses, bonds and notes payable, and amounts due to shareholders, as presented in the balance sheet, approximates fair value.

Accounts Receivable

Accounts for which no payments have been received for three consecutive months are considered delinquent. Customary collection efforts are initiated and an allowance for uncollectible accounts is set up and the related expense is charged to operations.

Inventories and Repair Parts

Inventories are stated at the lower of cost or market. Cost is determined principally on the average actual cost method. Finished goods and work-in-process inventories include material, labor, and overhead costs. Factory overhead costs are allocated to inventory manufactured in-house based upon cost of materials. Bovie monitors usage reports to

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories and Repair Parts (Continued)

determine if the carrying value of any items should be adjusted due to lack of demand for the item. Bovie adjusts down the inventory for estimated obsolescence or unmarketable inventory equal to difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-down may be required.

Inventory at December 31, 2003 and 2002 was as follows:

                                             2003              2002
                                             ----              ----
  Raw materials                         $  1,332,742     $  1,180,758
  Work in process                            616,837          524,322
  Finished goods                             501,570          652,425
                                           ---------        ---------
      Total                             $  2,451,149     $  2,357,505
                                           =========        =========

Repair Parts. We acquired the inventory of repair parts in conjunction with the purchase of the Bovie line of generators and Bovie trade name, on May 8, 1998. Bovie has maintained the inventory to service the previously sold generators. The useful life of repair parts is estimated to be five to seven years and the Company has set up an allowance for excess and obsolete parts.

As of December 31, 2003 and 2002 the inventory of parts were as follows:

                                              2003             2002
                                              ----             ----

Raw materials                              $  317,614       $  498,136
Allowance for excess or obsolete parts      (89,388)       (216,390)
                                             --------         --------
                                           $  228,226        $ 281,746
                                             ========         ========

Long-lived Assets (Continued)

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

Long-lived Assets (Continued)

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

Impairment of Long-Lived Assets. Bovie reviews long-lived assets for impairment whenever events or changes in business circumstances occur that indicate that the carrying amount of the assets may not be recoverable. Bovie assesses the recovery ability of long-lived assets held, and to be used, based on undiscounted cash flows and measures the impairment, if any, using discounted cash flows.

Revenue Recognition and Product Warranty

Revenue from sales of products is generally recognized upon shipment to customers. Bovie warrants its products for one year. The estimated future costs of warranties are not material. Income is recognized in the financial statements (and the customer billed) when products are shipped from stock. Bovie now includes revenues from freight in gross sales and cost of freight in cost of goods sold. Allowances for estimated uncollectible accounts, discounts, returns, and allowances are provided when sales are recorded.

Advertising Costs

All advertising costs are expensed, as incurred. The amounts of advertising costs were $529,711 and $359,875 for 2003 and 2002, respectively.

Net Loss and Earnings Per Common share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. The assumed exercise of outstanding stock options have been excluded from the calculations of loss per share as their effect is antidilutive. In 2002 and have been included in 2003.

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

Income Taxes

Bovie and its wholly-owned subsidiary file a consolidated federal income tax return. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Stock-Based Compensation

The Company had adopted SFAS 123 and has adopted the amendments to SFAS 123 disclosure provisions required under SFAS 148. Bovie will continue to account for stock-based compensation utilizing the intrinsic value method pursuant to Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees. Under this policy:

BOVIE MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (Continued)

1. Compensation costs are recognized as an expense over the period of employment attributable to any employee stock options. 2. Stocks issued in accordance with a plan for past or future services of an employee are allocated between the expired costs and future costs. Future costs are charged to the periods in which the services are performed.

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based compensation - Transition and Disclosure - an amendment of FASB Statement No. 123. Statement No. 148 amends Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 to require disclosure in interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Bovie does not intend to adopt a fair-value based method of accounting for stock-based employee compensation until a final standard is issued by the FASB that addresses concerns related to the applicability of current option pricing models to non-exchange traded employee stock option plans SFAS 148 also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for financial statements for annual periods ending after December 15, 2002 and interim periods beginning after December 31, 2002.

Bovie has adopted the amendments to SFAS 123 disclosure provisions required under SFAS 148 but will continue to use intrinsic value method under APB 25 to account for stock-based compensation. As such, the adoption of this statement has not had a significant impact on Bovie’s financial position, results of operations or cash flows.

Pursuant to the disclosure requirements of SFAS 148, the Company provides an expanded reconciliation for all periods presented in Note 9.

New Accounting Standards

Recently Issued Accounting Standards:

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets . SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method and establishes specific criteria for the recognition of acquired intangible assets apart from goodwill. Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer subject to amortization over their estimated

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Standards(Continued)

useful life. Rather, these assets are subject to, at least, an annual assessment for impairment by applying a fair-value-based test. Bovie adopted SFAS 141 effective July 1, 2001 and SFAS 142 effective January 1, 2002.

The adoption of SFAS 141 and SFAS 142 eliminated the annual amortization of trade name of $1,877,299. The reduction in annual amortization expense was $93,865.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires entities to record the cost of any legal obligation for the retirement of tangible long-lived assets in the period in which it is incurred. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Bovie adopted the standard effective January 1, 2003. The adoption of SFAS 143 did not have a material effect on the financial position, results of operations or cash flows of Bovie.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Bovie adopted SFAS 144 effective January 1, 2002. The adoption of SFAS 144 did not have a material effect on the financial position, results of operations or cash flows of Bovie.

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement No. 146 addresses the timing of recognition and the related measurement of the costs of one-time termination benefits. Under SFAS 146, liabilities for costs associated with a plan to dispose of an asset or to exit a business activity must be recognized in the period in which the costs are incurred Statement No. 146 is effective for exit activities initiated after December 31, 2002, with early application allowed. Bovie adopted SFAS 146 effective January 1, 2002. The adoption of SFAS 146 did not have a material effect on the financial position, results of operations or cash flows of Bovie.

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, Guarantor s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. At December 31, 2002, Bovie did not have any significant guarantees.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Standards (Continued)

Bovie adopted the disclosure requirements of FIN 45 for the year ended December 31, 2002, and the recognition provisions effective January 1, 2003.

Effective for both interim and annual periods beginning after December 15, 1997, the Company adopted SFAS 130 in 1998.

In November 2002, the EITF finalized its consensus on EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables, “ which provides guidance on the method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. Under EITF 00-21, revenue must be allocated to all deliverables regardless of whether an individual element is incidental or perfunctory. The adoption of EITF 00-21 did not have a material impact on the Company’s results of operations or financial position.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities (“VIE’s”) created after January 31, 2003, and to VIE’s in which an enterprise obtains an interest after that date. On October 9, 2003 the FASB issued FASB Staff Position No. FIN 46-6 “Effective Date of FASB Interpretation No.46 Consolidation of Variable Interest Entities,” which defers the implementation date for public entities that hold an interest in a variable interest entity or potential variable interest entity from the first fiscal year or interim period beginning after June 15, 2003 to the end of the first interim or annual period ending after December 15, 2003. This deferral applies only if 1) the variable interest entity was created before February 1, 2003 and 2) the public entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46, other than disclosures required by paragraph 26 of FIN 46. The adoption of FIN 46 did not have a material impact on the Company’s financial position, liquidity or results of operations.

In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not materially impact the Company's financial position or results of operations.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise, it is effective on July 1, 2003 except for mandatorily redeemable non controlling (minority) interest which, on October 29, 2003, the FASB decided to defer indefinitely. The adoption of SFAS No. 150 did not materially impact the Company’s financial position or results of operations

In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which supercedes SAB No. 101, “Revenue Recognition in Financial Statements.” SAB No. 104 rescinds accounting guidance in SAB No. 101 related to multiple element arrangements, which was previously superceded by EITF 00-21 (see above). The adoption of SAB No. 104 did not have a material impact on the Company’s results of operations or financial position.

NOTE 2. DESCRIPTION OF BUSINESS

Background

Bovie Medical Corporation (“Bovie”) was incorporated as An-Con Genetics, Inc. 1982, under the laws of the State of Delaware and has its principal executive office at 734 Walt Whitman Road, Melville, New York 11747.

Bovie is actively engaged in the business of manufacturing and marketing medical products and developing related technologies. Aaron Medical Industries, Inc. ("Aaron"), a 100% owned subsidiary based in St. Petersburg, Florida is engaged in marketing our ’s medical products. Previously Bovies’s largest product line was battery-operated cauteries, we have has shifted our focus to the manufacture and marketing of generators and electrosurgical disposables. This new focus on high frequency generators is evident in the development of the Aaron 800 and Aaron 900 high frequency desiccators, the Aaron 950- the first high frequency desiccator with cut capability, the Aaron 1250 and the Aaron 2250. The Aaron 1250 and Aaron 2250 are designed for today’s rapidly expanding surgi-center market. Additionally, our new 200-watt electrosurgical unit and our new 300-watt electrosurgical unit being marketed under the Bovie name.

Bovie also manufactures a variety of specialty lighting instruments for use in ophthalmology, general surgery, hip replacement surgery, and for the placement of endotracheal tubes.

BOVIE MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. DESCRIPTION OF BUSINESS(CONTINUED)

Background (Continued)

Bovie manufactures and markets its products both under private label and the Bovie/Aaron label to distributors worldwide. Additionally, Bovie/Aaron has original equipment manufacturing (OEM) agreements with other medical device manufacturers. These OEM arrangements combined with private label and the Bovie/Aaron label allows us to gain greater market share for the distribution of its products.

Joint Venture Agreement

In February 2000, Bovie entered into a Joint Venture Agreement with a German corporation, Jump Agentur Fuer Elektrotechnik GMBH. Pursuant to the agreement, Bovie advanced $200,000 to the partnership to cover costs of further research toward the production of two commercial prototypes. Bovie has made available its facilities in Florida for development, manufacturing and marketing of the products of the joint venture and is responsible to expend its best efforts to secure all necessary financing for the research, development and marketing of the products estimated to be an amount up to $1,500,000.

Pursuant to agreement, the joint venture acquired an exclusive license to produce and market any surgical/medical devices utilizing this technology. In fiscal, 2003 and 2002, Bovie made additional advances to the joint venture in the form of research and development of prototypes expending $81,914 and $124,445 in development costs and engineering costs, respectively.

The device has been developed and patented in both Europe and the United States. Bovie has constructed two pre-production prototypes for field testing purposes as a prelude to eventual submission to the FDA for clearance to manufacture. The initial intended uses are in the areas of dermatology and plastic surgery. Other contemplated surgical uses for the technology are cardiovascular, thoracic, gynecological, trauma and other surgeries.

Bovie has charged these costs to operations as equity in net loss of unconsolidated affiliate.

BOVIE MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. TRADE ACCOUNTS RECEIVABLE

As of December 31, 2003 and 2002 the trade accounts receivable were as follows:

                                                 2003              2002
                                                 ----              ----

 Trade accounts receivable                  $  1,917,694       $ 1,498,512
 Less: allowance for doubtful accounts       (116,952)      (36,000)
       allowance for discounts               (92,561)      (112,025)
                                              ----------        ----------

 Trade accounts receivable, net              $ 1,708,181       $ 1,350,487
                                              ==========        ==========

At December 31, 2003 trade accounts receivable were pledged as collateral in connection with bank loans.

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2003 and 2002 property, plant and equipment consisted of the following:

                                                  2003             2002
                                                  ----             ----

        Equipment                            $   714,222      $   772,239
        Building                                 637,485          637,485
        Furniture and Fixtures                   903,711          515,788
        Leasehold Improvements                   531,694          310,514
        Molds                                    398,589          383,760
                                               ---------       ----------
                                               3,185,701        2,619,786

        Less: accumulated depreciation        (1,285,686)      (1,060,706)
                                               ---------        ---------

        Net property, plant, and equipment   $ 1,900,015      $ 1,559,080
                                               =========        =========

Depreciation expenses for the years ended December 31, 2003 and 2002 were $226,762 and $209,157, respectively.

BOVIE MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. PROPERTY, PLANT AND EQUIPMENT (Continued)

Property and Rental Agreements

The following is a schedule of future minimum rental payments as of December 31, 2003 and for the next five years.

                                        Amount
                                        ------

                2004                   148,780
                2005                   145,974
                2006                   141,952
                2007                   135,308
                2008                   115,150
                                       -------

                                       687,167
                                       =======

Total consolidated rent expense for the Company was $59,095 in 2003 and $54,926 in 2002.

NOTE 5. DUE TO SHAREHOLDERS

In response to the recission offer made by Bovie Medical Corporation to Aaron's former shareholders, certain shareholders owning 46,800 shares had not contacted us. The amount due to these shareholders, including $18,787 of accrued interest, is $37,214. In 2003 we investigated and found that the shareholders that we believed did not receive their shares had actually received them.

NOTE 6. INTANGIBLE ASSETS

At December 31, 2003 and 2002 intangible assets consisted of the following:

                                                        Amount
                                                 2003              2002

      Classification
      Electrosurgery Technology            $    609,925       $    659,197
      Multifunction Cautery                          --             59,377
      Patent rights                              71,500             87,000
      Goodwill                                  339,404            359,405
      Trade name                              1,877,299          1,877,299
                                             ----------         ----------

                                              2,898,128          3,042,278
      Less: Accumulated Amortization         (1,243,499)        (1,274,402)
                                             ----------         ----------

            Total                          $  1,654,629       $  1,767,876
                                             ==========         ==========

BOVIE MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. INTANGIBLE ASSETS (Continued)

The cost of patents, trademarks, patent rights, technologies and copyrights acquired are being amortized on the straight-line method over their remaining lives, ranging from 2 to 20 years. Amortization expense charged to operations in 2003 and 2002 was $151,529 and $81,628, respectively. Fully amortized intangibles written off during 2003 amounted to $94,877.

NOTE 7. LONG-TERM DEBT AND LINE OF CREDIT

The long-term debt of the Company at December 31, 2003 and 2002 includes a mortgage and notes payable.

                                               2003               2002

         Bonds payable                     $      --            $  20,000
         Mortgage payable                    411,664              475,000
         Term loan                             3,675               27,309
         Line of credit- bank                     --              150,000
                                            --------             --------

                                           $ 415,339            $ 672,309
                                            ========             ========

Mortgage Payable

In 2001, Bovie paid off its existing mortgage on its premises at 7100 30th Avenue North, St. Petersburg, Florida, and replaced it with a new first mortgage of $475,000, from its commercial lender. The interest Bovie pays on the mortgage is variable at the banks base rate which is 4.00%, presently. Bovie makes principal payments of $2,639 per month plus interest. The mortgage has a balloon payment of $320,562 due in November of 2006.

The scheduled principal payments for the next five years are as follows:

                           Year                         Amount

                           2004                        $31,668
                           2005                         31,668
                           2006                        348,328
                                                       -------
                                                      $411,664
                                                       =======

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. LONG-TERM DEBT AND LINE OF CREDIT(Continued)

Line of Credit - Commercial Bank

Advances under the new line of credit secured in May of 2001 are limited to the lesser of $1,500,000 or 80% of net accounts receivable from non-affiliated parties. Availability on December 31, 2003 was $1,500,000 already advanced. The annual interest rate on the loan is variable and is based on the bank's base rate. The line has no expiration date and is due on demand by the bank. The bank has a security interest in inventory, accounts receivable and equipment of the Company (the collateral). The balance due the bank on the credit line at December 31, 2003 was zero.

NOTE 8. OPTIONS

Stock-Based Compensation

The Company has an employee incentive compensation plan (the “Plan”) pursuant to which the Company’s board of directors may grant stock options to officers and key employees. Pursuant to an amendment approved by the Company’s shareholders during 2003, stock options to purchase up to an additional 1,200,000 shares of common stock may be granted under the Plan. Stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant. All stock options have a ten year term and vest and become exercisable immediately on the date of the grant. During 2003, a total of 1,090,000 options were granted at prices between $.70 and $3.25 of the 1,200,000 authorized and there were 110,000 additional shares available for grant under the Plan.

Stock-option activity during the periods indicated was as follow:

                                                        Weighted Average
                                    Number of               exercise
                                     shares                   price

Balance January 01, 2002           2,909,000                  .703

No activity in 2002                       --                    --
                                   ---------                  ----
Balance December 31, 2003          2,909,000                  .703

Exercised                           (350,000)                 .71
Cancelled & forfeited           (361,200)                 .86
Granted                            1,791,800                 1.40
                                   ---------                 ----

Balance December 31, 2003          3,988,800                 1.004
                                   =========                 =====

BOVIE MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.OPTIONS(Continued)

Stock options consisted of the following at December 31, 2003:

     Number of Options                Weighted Average                Exercise
   Currently Exercisable           Remaining Estimated Life             Price

          470,000                           10.0                       3.25
           95,000                           10.0                       1.30
          138,000                            3.0                       1.25
           50,000                            3.0                       1.15
           60,000                            3.0                       1.15
        1,480,000                            4.5                        .75
          500,000                           10.0                        .70
        1,195,300                            7.4                        .50
       ----------                           ----                       ----

        3,988,800                            6.8                     $ 1.00 (a)
       ==========                           ====                       ====

(a) The amount of $1.00  represents the weighted  average  exercise price of the outstanding options.

At December 31, 2002 and 2003, the number of options exercisable was 2,909,000 and 3,988,000, respectively, and the weighted-average exercise prices of those options were $.70 and $1.00, respectively.

During the year 2003 Bovie cancelled 361,000 options issued prior to December 31, 2002 at various exercise prices ranging from $.50 to $1.125 per share (the “cancelled options”). The cancelled options were not replaced. In addition, we issued 1,791,000 options during the year at exercise prices from $.70 to $3.25. The options issued in 2003 did not affect the fiscal year 2003 statement of operations as the market value for Bovie’s common stock was the same as the exercise price on the day granted. Had the compensation cost for Bovie’s two stock option issuances been determined based on the fair value at the grant date for awards in 2003 consistent with the provisions of SFAS No.123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                               2003               2002
                                              ------             ------

Net earnings(Loss) - as reported)           $ 681,317          $ (514,765)
Net earnings(Loss) - pro forma               (317,420)           (514,765)
Gain(Loss) per share                            .05                (.04)
Gain(Loss) per share-pro forma                 (.02)               (.04)

BOVIE MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. OPTIONS(Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions, zero dividend yield; expected volatility of .50%; risk-free interest rate of 6.34%; and expected lives of 3 years.

NOTE 9. TAXES AND NET OPERATING LOSS CARRYFORWARDS

As of December 31, 2003, the components of deferred tax assets were as follows:

 Deferred tax assets:                           2003               2002
                                                -----               ----

    Accounts receivable                          53,300             36,000
    Inventories                                 874,380            680,399
    Net operating loss carry forwards         2,922,000          3,160,000
    Patent rights, primarily due to
     amortization                         (73,633)           120,295
                                             ----------          ---------

    Total gross deferred tax assets           3,776,047          3,996,694
    Less: Valuation allowance                 3,389,847          3,610,494
                                             ----------          ---------

    Net deferred tax assets - current     $     386,200        $   386,200
                                             ==========          =========

Bovie had net operating losses (NOLs) of approximately $8,346,000 at December 31, 2003. These NOLs and corresponding estimated tax assets, computed at a 34% tax rate, expire as follows:

     Year loss            Expiration             Loss               Estimated
     Incurred                Date               Amount              Tax Asset
     ---------            -----------          --------            -----------

       1987                  2007                37,000                13,000
       1988                  2008               757,000               265,000
       1989                  2009               374,000               131,000
       1990                  2010               382,000               134,000
       1991                  2011               246,000                86,000
       1992                  2012             1,004,000               352,000
       1993                  2013               465,000               163,000
       1994                  2014             1,197,000               419,000
       1995                  2015               637,000               223,000
       1998                  2018               548,000               192,000
       1999                  2019             2,184,000               764,000
       2002                  2022               515,000               180,000
                                             ----------            ----------

                            Total          $  8,346,000           $ 2,922,000
                                             ==========            ==========

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. TAXES AND NET OPERATING LOSS CARRYFORWARDS(Continued)

Under the provisions of SFAS 109, NOLs represent temporary differences that enter into the calculation of deferred tax assets. Realization of deferred tax assets associated with the NOL is dependent upon generating sufficient taxable income prior to their expiration.

Management believes that there is a risk that certain of these NOLs may expire unused and, accordingly, has established a valuation allowance against them. Although realization is not assured for the remaining deferred tax assets, based on the historical trend in sales and profitability, sales backlog, and budgeted sales of Bovie’s wholly owned and consolidated subsidiary, Aaron Medical Industries, Inc., management believes it is likely that they may not be totally realized through future taxable earnings. In addition, the net deferred tax assets could be reduced in the near term if management's estimates of taxable income during the carry forward period are significantly reduced.

The valuation allowance of $3,610,494 as of December 31, 2002 was decreased by $220,647. The change in valuation allowance was a consequence of decreasing tax assets of $238,000 and reserving for additional allowances for accounts receivable and inventory loss of $211,281, and patent amortization of $(46,662). The Company believes it is possible that the benefit of these additional assets may not be realized in the future. A reconciliation of the Federal statutory tax rate to Bovie’s effective tax rate is as follows:

  Tax at statutory rate                                          34.0%
  State income taxes, net of U.S. federal benefit                 2.4%
  Tax benefit of loss carry forward                             (36.2%)

  Effective tax rate                                             -0-%

NOTE 10. RETIREMENT PLANS

Bovie and/or its subsidiary provides a tax-qualified profit-sharing retirement plan under section 401k of the Internal Revenue Code the ("Qualified Plans") for the benefit of eligible employees with an accumulation of funds for retirement on a tax-deferred basis and provides for annual discretionary contribution to individual trust funds.

All employees are eligible to participate if they have one year of service in Bovie. The employees may make voluntary contributions to the plan of up to 15% of their annual compensation. Bovie’s contributions to the plan are discretionary but may not exceed 50% of the first 4% of an employees annual compensation if he contributes 4% or more to the plan. Vesting is graded and depends on the years of service. After six years of service, the employees are 100% vested.

BOVIE MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. RETIREMENT PLANS(Continued)

Bovie has made a contribution during 2003 and 2002 of $48,967 and $44,053 respectively, for the benefit of its employees. The Company also maintains a group health and dental insurance plan. The employees are eligible to participate in the plan after three months of full-time service.

NOTE 11. RELATED PARTY TRANSACTIONS

Professional Services and Employment Agreements

A director, Alfred V. Greco Esq. is the principal of Alfred Greco PLLC, is Bovie's counsel. The legal fees paid to Alfred Greco PLLC were $73,646 and $59,303 for the years 2003 and 2002, respectively.

A director, George W. Kromer, Jr. also serves as a consultant to us. The consulting fees to Mr. Kromer were $16,615 and $17,586 for 2003 and 2002, respectively.

Two employees of the Engineering Department of Bovie are related to the chief operating officer. Yechiel Tsitrinovich served as an engineering consultant and was paid fees of $46,978 and $77,150, for 2003 and 2002 respectively. Bovie entered into a two-year contract with Mr. Arik Zoran for him to assume supervision of the engineering department, for a salary of $90,000 per year plus living expenses and benefits. Bovie agreed to secure a permanent work visa for Mr. Zoran.

Employment Agreement

Bovie has employment agreements with eight key employees. These agreements are for terms extending to December 31, 2009 and call for base salaries of up to $136,000.

Employee Benefit Plans

In 1996, 1998, 2001 and 2003, Bovie established stock option plans under which officers, key employees and non-employee directors may be granted options to purchase shares of Bovie's authorized, but unissued, Common Stock. Under its existing Employee Stock Option Plans, the Company has Options outstanding as of December 31, 2003 for employees to purchase 3,988,800 shares of common stock at exercise prices ranging from $.50 to $3.25.

BOVIE MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Bovie’s wholly owned subsidiary, Aaron Medical Industries, Inc. (“Aaron”) is a named defendant along with a physician and hospital in an action in the civil court, State of Michigan. The plaintiff is seeking significant damages alleging among other things, permanent injury and lifelong suffering due to the negligence of the defendants. The complaint alleges that plaintiff’s damages resulted from burns and injuries sustained when a physician used an Aaron manufactured cautery in a surgical procedure upon plaintiff while plaintiff was in an oxygenated environment. Aaron has denied any affiliation with the physician and the hospital and any direct or indirect liability for the injuries sustained by plaintiff. However, in the unlikely event of a jury finding of liability, management believes its insurance coverage should adequately satisfy any such potential judgment.

Product Liability

Bovie currently has product liability insurance which it believes to be adequate for its business. The Company's existing policy expires in December 31, 2004.

Bank Line of Credit and Term Loan

The financial covenants of the bank are:

Maximum Liability to Net Worth Ratio: On a consolidated basis, Bovie shall maintain a Maximum Liability to Tangible Net Worth Ratio of 1.00: 1.00 defined as liability (total liabilities, including any subordinated debt) divided by Adjusted Tangible Net Worth.

Minimum Adjusted Tangible Net Worth: Bovie shall maintain Minimum Tangible Adjusted Net Worth of $4,000,000 at all times, defined as total net worth minus intangibles and related party receivables.

Minimum Fixed Charge Coverage: Bovie shall maintain a Minimum Fixed Charge Coverage of 2:00:1:00 measured at Bovie’s fiscal year end, defined as (After tax income + depreciation + amortization + lease expense + interest expense) divided by (lease expense + interest expense + current maturities of long term debt). We believe we are in compliance with all the Banks covenants.

NOTE 13. EARNINGS PER SHARE

In 2003, the Basic gain per share of Bovie was $.05 per share. The diluted weighted average common shares outstanding at December 31, 2003 was 14,835,450 and diluted earnings per share was $.05. The assumed exercise of outstanding stock options have been excluded from the calculations for 2002 of loss per share as their effect is antidilutive.

BOVIE MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. INDUSTRY SEGMENT REPORTING

Disclosures about Reportable Segments - Types of products and services.

Bovie had two reportable segments: medical and non-medical products. The medical products segment produces battery operated cauteries, electrosurgery products, and a variety of specialty lighting instruments for surgical use. The nonsurgical segment produced lighting instruments for commercial use. Sales for the non-medical product line have decreased in the past few years and Bovie has sold that product line to its largest customer in that segment.

Measurement of segment profit or loss and segment assets

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Bovie evaluates performance based on profit or loss from operations before income taxes not including non-recurring gains and losses and foreign exchange gains and losses. There were no intersegment sales and transfers in 2003 and 2002.

Bovie now operates in one reportable segment, Medical Products, we sold our non-medical products division in the beginning of 2003.

Bovie’s principal markets are the United States, Europe, and Latin America, with the U.S. and Europe being the largest markets based on revenues. Bovie's major products include cauteries, electrosurgery generators, nerve locators, reusable penlights and electrodes. Cauteries, disposable and replaceable, account for 30% and 41% of Company's sales for 2003 and 2002, respectively.

In 2003, one significant customer accounted for 22% of total sales.

Bovie’s ten largest customers accounted for approximately 66% of net revenues for 2003 and 63% of revenue in 2002.

At December 31, 2003 and 2002, receivables from Bovie’s 10 largest customers accounted for approximately 62% and 63% of outstanding accounts receivable, respectively.

BOVIE MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. INDUSTRY SEGMENT REPORTING(CONTINUED)

Summary information by geographic area and segments for years ended December 31, 2003 and 2002 were as follows:

                             Operating        Gain        Identifiable
                               Sales         (Loss)         Assets
                             ---------       ------       ------------
2003 -
(in thousands)
Geographic Area
Domestic                     $  14,147       $ 579          $ 9,047
International                    2,403         102              187
                              --------        ----           ------

                              $ 16,550       $ 681          $ 9,234
                              ========       =====           ======
Segment
Medical
 Products                     $ 16,175       $ 681           $9,176
Non-medical
 Products                          375          --               58
                               -------       -----           ------

                              $ 16,550       $ 681          $ 9,234
                               =======       =====           ======

2002-(in thousands)
Geographic Area
Domestic                      $  9,878      $ (416)         $ 8,311
International                    2,335       (99)             190
                                ------       ------          ------

                               $12,213      $ (515)         $ 8,501
                               =======      ======          =======
Segment
Medical Products              $ 11,477      $ (484)         $ 8,368
Non-medical
 Products                          736      (31)             133
                               -------       -----           ------

                              $ 12,213     $ (515)         $ 8,501
                               =======       =====           ======

                                       Additional Information
                               Interest       Interest
                               Income         Expense       Deprec.
                              ---------       --------      -------
2003 -
(in thousands)
Geographic Area
Domestic                         $ 3               34          226
International                     --               --           --
                                 ---              ---         ----

                                   3               34          226
                                 ===              ===         ====
Segment
Medical
 Products                       $  3             $ 34        $ 226
Non-medical
 Products                         --               --           --
                                ----             ----         ----

                                $  3             $ 34        $ 226
                                ====             ====        =====

2002-(in thousands)
Geographic Area
Domestic                           5                38         193
International                      -                 -          --
                                 ---               ---         ---

                                   5                48         193
                                 ===              ====        ====

Segment
Medical
 Products                         2                41          182
Non-medical
 Products                         3                 7           11
                                 --               ---          ---

                                  5                48          193
                                 ==               ===          ===

BOVIE MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. INDUSTRY SEGMENT REPORTING(CONTINUED)

Assets and liabilities outside the U.S.A.

                                        2002                     2003
                                        ----                     ----

Total assets                           $ 190                     $ 187
Total liabilities                         -0-                      -0-
Net property, plant
 and equipment                            -0-                      -0-

Bovie had no assets (other than certain trade receivables and molds) outside the United States, in the years ended December 31, 2003 and 2002.

During 2003 and 2002, a portion of Bovie’s consolidated net sales and consolidated gain from operations was derived from foreign operations. Foreign operations are subject to certain risks inherent in conducting business abroad, including price and exchange controls, limitations on foreign participation in local enterprises, possible nationalization or expropriation, potential default on the payment of government obligations with attendant impact on private enterprise, political instability and health care regulations and other restrictive governmental actions. Changes in the relative value of currencies take place from time to time and could adversely affect Bovie’s results of operations and financial condition. The future effects of these fluctuations on the operations of Bovie and its subsidiaries are not predictable.

NOTE 15. RESEARCH AND DEVELOPMENT PERFORMED FOR OTHERS

Bovie has entered into several manufacturing and development agreements to produce electrosurgical products for medical equipment companies. The agreements are considered Original Equipment Manufacturing (OEM) contracts that call for: (1) Bovie to develop specific use devices and components (2) the customer to commit to a certain dollar amount of purchases and (3) Bovie to charge what it believes will be its costs for the development of the product. If the customer rejects or terminates the contract then it forfeits the development payments it has incurred. The customer must fulfill its agreement if Bovie delivers its working prototypes timely. Bovie has an arrangement with a customer whereby the customer will receive a credit for it's reimbursement of research and development cost of $112,000 at December 31, 2003.

BOVIE MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. RESEARCH AND DEVELOPMENT PERFORMED FOR OTHERS (CONTINUED)

At December 31, 2003, Bovie had contracts to produce $1,700,000 of products being developed. The following is research and development revenue and costs related to specific contracts, for 2003 and 2002:

Contracted Development Payments Received:
                                                     2003                2002
Amounts:                                            ------              ------

 Forfeited                                      $       --          $  177,800
 For Work in Progress                               304,461            183,815

               Total                                304,461            361,615

 Customer  Deposits                                      --            128,000
                                                   --------          ---------
 Revenues included in Gross Sales                 $ 304,461          $ 233,615
                                                   ========          =========
 Cost of Research and Development contracts
  included in gross profit                        $ 304,461          $ 233,615
                                                   ========          =========