Form 10QSB
period 2004-03-31
BOVIE MEDICAL CORP
filed 2004-05-07
CIK 719135

U.S. Securities and Exchange Commission

Washington D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)OF THE EXCHANGE ACT

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

Yes [ X ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date: 13,631,628.

BOVIE MEDICAL CORPORATION

INDEX TO FORM 10-QSB

Contents                                                           Page

Part I.Financial Information

       Item 1:Consolidated Financial Statements:...............................1

        Consolidated Balance Sheet - March 31, 2004
          and December 31, 2003................................................1
        Consolidated Statements of Operations for the
          three Months Ended March 31,  2004 and 2003..........................3
        Consolidated Statements of Cash Flows for the
          three Months Ended March 31, 2004 and 2003...........................4
        Consolidated Statement of Shareholders' Equity
          for the period January 1, 2003 to March 31, 2004.....................5
        Notes to Financial Statements..........................................6

  Item 2:  Management's Discussion and
             Analysis of Financial Conditions

PART I. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEET
MARCH 31, 2004 AND DECEMBER 31, 2003

                                                        Assets

                                              (Unaudited)         (Audited)
                                           March 31, 2004     December 31, 2003

  Current assets:

  Cash                                        $  395,146         $   306,137
  Trade accounts receivable                    2,275,280           1,708,181
  Inventories                                  2,558,854           2,451,149
  Prepaid expenses                               262,072             390,025
  Deferred tax asset                             386,200             386,200
                                               ---------           ---------
  Total current assets                         5,877,552           5,241,692

  Property and equipment, net                  2,094,193           1,900,015

  Other assets:

  Repair parts                                   177,885             228,226
  Trade name                                   1,509,662           1,509,662
  Patent rights, net                             130,869             144,967
  Deposits                                         9,470               9,470
  Investment - Joint Venture                     200,000             200,000
                                               ---------           ---------
                                               2,027,886           2,092,325

                                              $9,999,631          $9,234,032
                                               =========           =========

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEET
MARCH 31, 2004 AND DECEMBER 31, 2003
(CONTINUED)

                                          Liabilities and Stockholders' Equity

                                                (Unaudited)        (Audited)
                                               March 31, 2004  December 31, 2003
  Current liabilities:
  Accounts payable                                $1,003,892   $     679,792
  Accrued expense                                    546,338         473,630
  Deferred Revenue                                   122,957         103,445
  Customer deposits                                  112,000         112,000
  Current maturities of long-term debt                31,668          31,668
                                                   ---------       ---------
         Total current liabilities                 1,816,855       1,400,535

  Long Term Liabilities                              372,079         383,670

  Stockholders' equity:

  Preferred Stock, par value $.001
   10,000,000 shares authorized
   0 issued and outstanding                               --              --
   on March 31, 2004 and December 31, 2003

  Common stock par value $.001; 40,000,000
   shares authorized, issued and outstanding
    13,631,628 shares and 13,464,528 shares
        on March 31, 2004 and December 31,
    2003 respectively                                 18,312          16,641
  Additional paid in capital                      20,213,303      20,093,936
  Accumulated deficit                            (12,420,918)    (12,660,750)
                                                  ----------      ----------
             Total stockholders' equity            7,810,697       7,449,827

  Total liabilities and stockholders'equity     $  9,999,631     $ 9,234,032
                                                  ==========      ==========

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(UNAUDITED)

                                             2004                     2003

Sales                                   $ 4,743,958             $ 3,670,054
Cost of sales                             2,903,707               2,145,373
                                          ---------               ---------
Gross profit                              1,840,251               1,524,681

Costs and expenses:
Research and development                    245,477                 274,361
Professional services                       129,252                 130,419
Salaries and related costs                  442,117                 401,036
Selling, general and administrative         779,679                 650,863
                                          ---------               ---------
                                          1,596,525               1,456,679

Gain (Loss) from operations                 243,726                  68,002

Other income (expense):
Interest (net of income)                (3,894)            (11,387)
                                          ---------               ---------
Income                                      239,832                  56,615

Provision for income tax                (86,340)            (19,815)
Realized benefit of loss carryforward        86,340                  19,815
                                          ---------                --------
Net income (loss)                        $  239,832             $    56,615
                                          =========                ========

Earnings per share

Net income (loss):
      Basic                                 .02                        .00
      Diluted                               .01                        .00

Weighted average number
 of shares outstanding                    13,565,320              13,204,755
Weighted average number
 of shares outstanding
 adjusted for dilutive securities         16,177,621              13,847,852

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2003 AND FOR THE THREE MONTHS ENDED MARCH 31, 2004

                                 Options         Preferred          Common
                           Outstanding    Shares   Value   Shares     Value
                               -----------    ------   -----   ------    ------
Balance as of
January 1, 2003                  2,909,000      --      --   13,256,103   13,274

Subscription Receivable

Cancel shares on
Recission offer                         --      --       --   (142,575)    (143)

Exercise options for cash         (350,000)                    350,000     3,500

Options cancelled or forfeited    (361,200)     --       --         --        --

Options granted                  1,791,000      --       --         --        --

Shares issued for promotion             --      --       --      1,000        10

Income for period                       --      --       --         --        --
                                 ---------      --       --  ----------  -------
December 31, 2003                3,988,800      --       --  13,464,528  $16,641

Exercise options for cash        (167,100)     --       --     167,100    1,671

Subscription receivable                 --      --       --          --       --
 Income for period                      --      --       --          --       --
                                 ---------      --       --  ----------   ------
March 31, 2004                   3,821,700      --       --  13,631,628   18,312
                                 =========      ==       ==  ==========   ======

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2003 AND FOR THE THREE MONTHS ENDED MARCH 31, 2004
(CONTINUED)

                                  Paid-in
                                  Capital         Deficit           Total
                               ----------    ------------        --------
Balance as of
January 1, 2003               $19,820,044   $(13,342,067)       $6,491,251

Subscription Receivable             6,131                            6,131

Cancel shares on
Recission offer                    18,931             --            18,788

Exercise options for cash         247,500             --           251,000

Options cancelled or forfeited         --             --                --

Options granted                        --             --                --

Shares issued for promotion         1,330             --             1,340

Income for period                      --        681,317           681,317
                               ----------     ----------         ---------
December 31, 2003             $20,093,936   $(12,660,750)       $7,449,827

Exercise options for cash         118,254                          119,925

Subscription receivable             1,113                            1,113
 Income for period                     --        239,832           239,832
                               ----------     ----------         ---------
March 31, 2004                $20,213,303   $(12,420,918)       $7,810,697
                               ==========     ==========         =========

BOVIE MEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(UNAUDITED)

                                                        2004             2003
Cash flows from operating activities
Net income (loss)                                   $  239,832     $    56,615
Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
Depreciation and amortization                           88,271          77,127

Changes in current assets and liabilities:
Receivables                                           (567,099)       (503,084)
Inventories and repair parts                         (57,364)       (213,779)
Prepaid expenses                                       127,953          86,020
Accounts payable                                       324,100         320,173
Accrued expense                                         72,708       (59,101)
Deferred Revenue                                        19,512         103,445
Other assets                                                --       (378)
                                                      --------      ----------
Net cash provided (applied)
  by operating activities                              247,913        (132,962)
                                                      --------      ----------
Cash flows from investing activities
Increase in fixed assets                              (268,351)      (47,750)
                                                      --------      ----------
Net cash used in investing activities                 (268,351)     (47,750)
                                                      --------      ----------
Cash flows from financing activities
Borrowing - line of credit                                             200,000
(Decrease) in notes payable                          (11,591)      (53,828)
Common shares purchased                                119,925           1,466
Obligations from shareholders                            1,113             564
                                                      --------      ----------
Net cash used in financing activities                  109,447         148,202
                                                      --------      ----------

Net increase (decrease) in
  cash and cash equivalents                             89,009        (32,510)

Cash and cash equivalents, beginning of period         306,137         379,209
                                                      --------      ----------

Cash and cash equivalents, end of period            $  395,146     $   346,699
                                                      ========      ==========
The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

Cash paid during the three months ended March 31:
                                              2004                   2003

Interest paid                               $ 3,890               $  12,851
Income Taxes                                   - 0 -                 - 0 -

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

FOR THE THREE MONTHS ENDED MARCH 31, 2004:

There were no non-cash investing and financing activities in the first quarter of the year 2004.

FOR THE THREE MONTHS ENDED MARCH 31, 2003:

The Company issued stock options pursuant to its 2003 executive and employee stock option plan to directors and certain employees to purchase 525,000 shares of the Companys common stock at the closing price on the date granted. The options give the recipients the right to purchase the shares for 10 years.

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

Cash and cash equivalents

Holdings of highly liquid investments with maturity of three months or less, when purchased, are considered to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair values.

Accounts receivable and Accounts payable

The carrying amount of accounts receivable and accounts payable on the balance sheet approximates fair value.

Short term and long term debt

The carrying amount of the bonds and notes payable and amounts due to shareholders approximates fair value.

BOVIE MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION (CONTINUED)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

Inventories

Inventories are stated at the lower of cost or market. Cost is determined principally on the average cost method. Inventories at March 31, 2004 and December 31, 2003 were as follows:

                                March 31, 2004             December 31, 2003

        Raw materials          $      820,684            $    1,333,742
        Work in process             1,140,843                   616,837
        Finished goods                597,327                   501,570
                                   ----------               -----------
          Total                 $   2,558,854            $    2,451,149

Repair Parts

The Company acquired the inventory of repair parts in conjunction with the purchase of the Bovie line of generators and Bovie trade name, on May 8, 1998. The Company has maintained the inventory to service the previously sold generators. The useful life of repair parts is estimated to be five to seven years and the Company has set up an allowance for excess and obsolete parts.

As of March 31, 2004 and December 31, 2003, the inventory of parts was as follows:

                                  March 31, 2004          December 31, 2003

         Raw materials               $ 317,614            $      317,614
         Allowance for excess
          or obsolete parts           (139,729)             (89,388)
                                      ---------               ----------
                                      $ 177,885           $      228,226

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

Revenue Recognition and Product Warranty

Revenue from sales of products is generally recognized upon shipment to customers. The Company warrants its products for one year. The estimated future costs of warranties have been determined on past experience not to be material. Items where sales are made currently for future delivery are shown as deferred sales.

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

Earnings Per Common and Common Equivalent Share

Basic Earnings Per Share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted Earnings Per Share shall be computed by including contingently issuable shares with the weighted average shares outstanding during the period. When inclusion of the contingently issuable shares would have an antidilutive effect upon earnings per share, no diluted earnings per share shall be presented.

Research and Development Costs

Only the development costs that are purchased from another enterprise and have alternative future use are capitalized and amortized over five years.

BOVIE MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION (CONTINUED)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

Income Taxes

The Company and its wholly-owned subsidiary, Aaron Medical Industries, Inc. file a consolidated federal income tax return. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change on tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

New Accounting Standards

Effective February 3, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that ratable amortization of goodwill be replaced by periodic tests for impairment within six months of the date of adoption, and then on a periodic basis thereafter. Based on the impairment testing performed in February 2003, management determined that there was no impairment loss related to the net carrying value of the Company's recorded goodwill.

BOVIE MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION (CONTINUED)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

New Accounting Standards (Continued)

In July 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which provides accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 has not had a significant impact on the Company's consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses accounting and reporting for the impairment or disposal of long-lived assets, other than goodwill, including discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management has determined that the adoption of SFAS No. 144 has had no impact on the Company's consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 primarily affects the reporting requirements and classification of gains and losses from the extinguishment of debt, rescinds the transitional accounting requirements for intangible assets of motor carriers, and requires that certain lease modifications with economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 is effective for financial statements issued after April 2002, with the exception of the provisions affecting the accounting for lease transactions, which should be applied for transactions entered into after May 15, 2002, and the provisions affecting classification of gains and losses from the extinguishment of debt, which should be applied in fiscal years beginning after May 15, 2002. Management has determined that the adoption of SFAS No. 145 will have no immediate impact on the Company's consolidated financial statements, but will evaluate in future periods the classification of any debt extinguishment costs in accordance with APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions".

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 replaces EITF No. 94-3, and is required to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS No. 146 during the fourth quarter of Fiscal 2002 with no material impact on the Company's consolidated financial statements.

BOVIE MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION (CONTINUED)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

New Accounting Standards (Continued)

In November 2002, the FASB issued FASB Interpretation FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN No. 45 clarifies and expands on existing disclosure requirements for guarantees, and clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability equal to the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for financial statements issued after December 15, 2002. The Company adopted FIN No. 45 during the fourth quarter of Fiscal 2002 with no material impact on the Company's consolidated financial Statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123; Accounting for Stock-Based Compensation to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both quarterly and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for periods beginning after December 15, 2002. Accordingly, the Company has started making the disclosures required by SFAS No. 148 beginning in the first quarter of fiscal year 2003.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities - an Interpretation of Accounting Research Bulletin No. 51". FIN No. 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved. The provisions of FIN No. 46 are applicable immediately to all variable interest entities created after January 31, 2003 and variable interest entities in which a company obtains an interest after that date. For variable interest entities created before January 31, 2003, the provisions of this interpretation are effective July 1, 2003. Management is currently evaluating the provisions of this interpretation, and does not believe that it will have a significant impact on the Company's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The results of operations over the three months ended March 31, 2004 show increased sales and increased profitability, as compared to the first three months of 2003. The Company's sales revenues increased by 29%, from $3,670,054 to $4,743,958. Gross profit percentage of 39% was down from 43% for the same period in 2003. The reason for the 4% decrease in gross profit was that the electrosurgical sales growth, which made up most of the increase was attributable to increased sales of OEM products, which have a lower gross profit. Overall dollar margins will increase as sales increase even though margins on electrosurgical products are less than other product margins. Gross profit increased from $1,524,681 in 2003 to $1,840,251 in 2004, an increase of 21%. Increased gross profit was mainly attributable to increased sales of electrosurgical devices. Bovie is increasing the volume of accessory and component manufacturing being undertaken in Europe and the Far East in order to reduce costs. The difference in cost of sales and gross profit were principally due to an increase in sales and increase in cost of sales of our family of OEM electrosurgical generators.

BOVIE MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION (CONTINUED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

Operating salaries and related expenses increased 10% and went from $401,036 to $442,117, in the three months ended March 31, 2004 as compared to the same period in 2003. The main reason for the increase was employee raises, increased health insurance and an increase in personnel in customer service.

Research and development costs decreased by an 11% from $274,361 to $245,477 from the quarter ended March 31, 2003 to the quarter ending March 31, 2004. The cost of research and development was mainly attributable to engineering on new generator models as well as other development projects.

Expenses for professional services decreased by 1% from $130,419 in the three months ended March 31, 2003, as compared to $129,252 in the same period of 2004. The main reason for this decrease was professional fees associated with legal matters.

Selling, General and Administrative expenses increased by $128,816 (20%). These expenses were $779,679 for the three month period ended March 31, 2004 as compared to $650,863 for the three months ended March 31, 2003. The increase was mainly attributable to the expense of additional personnel, advertising, promotions, and commissions.

Net interest expense decreased from $11,387 for the three months ended March 31, 2003 to $3,894 in 2004. The largest part of the interest the Company pays is on its building mortgage and its line of credit. There was no borrowing on the line of credit for the first quarter of 2004, which accounts for the decrease.

The operating gain was $68,002 in the first quarter of 2003 as compared to an operating gain of $243,726 in the same period in 2004, an increase of 258%.

Total other costs of $1,596,525 for 2004 and $1,456,679 for 2003 as a percentage of sales were 34% in 2004 as compared to 40% in 2003, a decrease of 6%. Total costs increased by $139,846 mostly due to the costs associated with the increase in selling, general and administrative expenses.

The Company had a net gain of $239,832 for the three months ended March 31, 2004 as compared to a net gain of $56,615 in 2003 for the same period. The main reason for the increase in income of $183,217 for the first quarter of 2004 from the first quarter of 2003 was an increase in OEM (Original Equipment Manufacturer) sales of the company's generators and disposable electrosurgical accessories.

BOVIE MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION (CONTINUED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

Our effective federal income tax rate is 34%. As a result of the net gain in the past year, Bovie has reduced its projected net operating loss tax benefit asset. The net operating loss carryover is now approximatel $8 million.

We sell our products through distributors both overseas and in U.S. markets. New distributors are contacted through responses to our advertising in international and domestic medical journals and domestic or international trade shows.

During the first quarter of 2004, international sales of our product lines increased by 133,139 or (23%). In 2004, these sales were $720,746 (16% of total sales) as compared to $587,607 (16%) of total sales in 2003. We are marketing our products in Europe from the U.S.A. through a network of overseas distributors.

In the fourth quarter of 1998, Bovie made agreements with various sales representatives to develop markets for its new products and to maintain customer relations. The representatives receive an average commission of approximately 2% of sales in their market areas. In the first quarter of 2004 and 2003, commissions paid were $84,831 and $50,746, respectively, an increase of 67%.

An adequate supply of raw material is available from both domestic and international suppliers. The relationship between Bovie and its suppliers is generally limited to individual purchase order agreements, supplemented by contractual arrangements with key vendors to ensure availability of certain products. We have developed multiple sources of supply where possible.

In order to provide additional working capital, the Company has secured a $1,500,000 credit facility with a local commercial bank. This facility is payable on demand. For the period January 1, 2004 to April 30, 2004, the Company had zero funds drawn down on this credit facility.

Financial Condition

As of March 31, 2004, cash totaled $395,146 as compared to $346,699 at March 31, 2003. Cash provided (used by) by operating activities was $247,913 in the first quarter 2004 compared to $(132,962) in 2003. Net working capital of Bovie was $4,060,697 and $3,177,662 on March 31, 2004 and 2003, respectively.

The amount of cash used in investing activities was $268,351 in the first quarter of 2004, compared to $47,750 in 2003. We continued to invest in property, plant and equipment needed for anticipated future business requirements, including manufacturing capacity. In the year 2001, the Company invested $200,000 in a joint venture involving a new unipolar low temperature plasma technology. Since 2001, the Company has invested additional funds in such development which have been charged as a net loss of an unconsolidated affiliate.

The net cash provided by financing activities was $109,447 in 2004. In 2003, net cash provided by financing activities was $148,202. A significant item of financing activity in 2004 resulted from the exercise of 167,100 stock options by current and former employees and consultants for $119,925. In both the first quarter of 2004 and 2003, Bovie reduced its first mortgage by $11,591.

BOVIE MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION (CONTINUED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

Our ten largest customers accounted for approximately 70% of net revenues for the first quarter of 2004 as compared to 64% in the same period of 2003. For both periods ended March 31, 2004 and March 31, 2003, our ten largest trade receivables customers accounted for approximately 53% of outstanding receivables. In the first quarter of 2004, one customer accounted for 30% of total sales.

We believe that Bovie has the financial resources needed to meet business requirements in the foreseeable future, including capital expenditures needed for the expansion of our manufacturing site, working capital requirements, and product development programs, subject to us maintaining compliance with our credit facility.

Outlook

The statements contained in this Outlook are based on current expectations. These statements are forward looking and actual results may differ materially.

We have continued to expand our line of electrosurgery products which include the standard stainless steel electrodes, the Bovie/Aaron 800, Bovie/Aaron 900, Bovie/Aaron 950, Bovie/Aaron 1250, the Bovie 2250 and IDS 300 high frequency generators.

From the first quarter 2003 to the first quarter 2004, Bovie's electrosurgery sales increased by 58% from $1,801,054 to $2,849,769. The increase was mainly attributable to OEM sales to other companies. With the introduction of new electrosurgery products, we expect electrosurgery sales to continue to increase in 2004. Through our private label capability and our sales division, we anticipate continued opportunities in the domestic and foreign markets. The electrosurgery product market is larger than our other traditional markets and is dominated by two competitors, Valleylab and Conmed. The global market for electrosurgery products exceeds $800 million annually.

Non-Medical Products

In 2003, our sales of flexible lighting products, used primarily in the automotive and locksmith industries, totaled $375,250. One customer accounted for 80% of such sales. We discontinued our non-medical product line by selling our inventory, customer list and manufacturing technology to our largest customer in that field for $500,000, payable in equal installments over 5 years.

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

In December 2001, we satisfied our first mortgage on the building that we own in St. Petersburg, Florida and replaced it with a new first mortgage from our prime lender in the amount of $475,000. The mortgage loan is to be repaid over 5 years with a variable interest starting at the bank's present base rate of 4.00%. Bovie pays a principal payment of $2,639 plus interest each month. On March 31, 2004, the balance of the loan was $415,338. A balloon payment of $316,660 is due in December 2006.

In May 2001, we changed commercial lenders and increased our credit line from $600,000 to $1,500,000. The interest rate on the line is variable and is presently at the bank's base rate, which is 4.00% per annum. The outstanding balance due on the credit line on April 30, 2004 was zero.

Our future results of operations and the other forward-looking statements contained herein, particularly the statements regarding growth in the medical products industry, capital spending, research and development, and marketing and general and administrative expenses, involves a number of risks and uncertainties. In addition to the factors discussed above, there are other factors that could cause actual results to differ materially, such as business conditions and the general economies; competitive factors including rival manufacturers' availability of products at reasonable prices; risk of nonpayment of accounts receivable; risks associated with foreign operations; and litigation involving intellectual property and consumer issues.

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
NOTES TO FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION (CONTINUED)

ITEM 3. DISCLOSURE CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

For purposes of rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 ("Exchange Act"), the term "disclosure controls and procedures" refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Within 90 days prior to the date of this report ("Evaluation Date"), the Company carried out an evaluation under the supervision and with the participation of the Company's Chief Executive Officer and its Chief Financial Officer of the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our periodic reports filed under and pursuant to the Exchange Act.

(b) Changes in internal controls

There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Form 10-KSB for the year ended December 31, 2003, Part I, Item 3, which is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES

There have been no changes in the instruments defining the rights or rights evidenced by any class of registered securities.

There have been no dividends declared.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

BOVIE MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

There has been no submission of a matter to vote by security holders since July of 2003.

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

Bovie Medical Corporation.

(Registrant)

Date: May 7, 2004
---------------------------

/s/Andrew Makrides
----------------------------

Chief Executive Officer - Andrew Makrides,