Form 10QSB
period 2004-06-30
BOVIE MEDICAL CORP
filed 2004-08-12
CIK 719135

U.S. Securities and Exchange Commission

Washington D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes [ X ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date: 13,794,628.

BOVIE MEDICAL CORPORATION
INDEX TO FORM 10-QSB

Contents                                                        Page

Part I.   Financial Information......................................

 Item 1:  Consolidated Financial Statements:.........................

     Consolidated Balance Sheet - June 30, 2004
        and December 31, 2003........................................
     Consolidated Statements of Operations for the
       Six Months Ended June 30, 2004 and 2003.......................
       Three Months Ended June 30, 2004 and 2003.....................
     Consolidated Statements of Cash Flows for the
       Six Months Ended June 30, 2004 and 2003.......................
     Consolidated Statements of Shareholders' Equity for the period
       January 1, 2003 to June 30, 2004..............................

      Notes to Financial Statements .................................

  Item 2: Management's Discussion and
       Analysis of Financial Conditions and Results of Operations....

  Item 3: Disclosure Controls and procedures.........................

Part II.   Other
Information..........................................................

 Item 1:  Legal
Proceedings..........................................................

 Item 2:  Changes in Securities......................................

 Item 3:  Defaults Upon Senior Securities............................

 Item 4:  Submission of Matters to Vote of Security Holders..........

 Item 5:  Exhibits and Reports on Form 8-K...........................

PART I. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEET
JUNE 30, 2004 AND DECEMBER 31, 2003

                                                       Assets

                                           (Unaudited)               (Audited)
                                          June 30, 2004        December 31, 2003
                                          --------------------------------------

 Current assets:

 Cash                                     $      878,325      $      306,137
 Trade accounts receivable                     2,283,225           1,708,181
 Inventories                                   2,428,498           2,451,149
 Prepaid expenses                                194,125             390,025
 Deferred tax asset                              386,200             386,200
                                              ----------          ----------

 Total current assets                          6,170,373           5,241,692

 Property and equipment, net                   2,262,350           1,900,015

 Other assets:

 Repair parts                                    160,044             228,226
 Trade name                                    1,509,662           1,509,662
 Patent rights, net                              116,771             144,967
 Deposits                                          6,111               9,470
 Investment - Joint Venture                      200,000             200,000
                                              ----------          ----------

                                               1,992,588           2,092,325
                                              ----------          ----------

                                           $  10,425,311        $  9,234,032
                                              ==========           =========
The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEET
JUNE 30, 2004 AND DECEMBER 31, 2003
(CONTINUED)

                           Liabilities and Stockholders' Equity

                                           (Unaudited)              (Audited)
                                          June 30, 2004        December 31, 2003
                                          --------------------------------------
 Current liabilities:

 Accounts payable                          $     889,655        $    679,792
 Accrued expense                                 538,037             473,630
 Deferred revenue                                140,449             103,445
 Customer deposits                               112,000             112,000
 Current maturities of long-term debt             31,668              31,668
                                              ----------          ----------

      Total current liabilities                1,711,809           1,400,535

 Long Term Liabilities                           364,163             383,670

 Stockholders' equity:

 Preferred Stock, par value $.001
  10,000,000 shares authorized
  0 issued and outstanding
  on June 30, 2004 and December 31, 2003             --                  --

Common stock par value $.001; 40,000,000
 shares authorized, issued and outstanding
 13,794,628 shares and 13,464,528 shares
 on June 30, 2004 and December 31,
 2003 respectively                                19,942              16,641
Additional paid in capital                    20,345,768          20,093,936
Accumulated deficit                          (12,016,371)        (12,660,750)
                                             -----------         -----------

     Total stockholders' equity                8,349,339           7,449,827
                                             -----------         -----------

    Total liabilities and stockholders'
    equity                                $   10,425,311       $   9,234,032
                                             ===========         ===========

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(UNAUDITED)

                                                Six Months Ended June 30,
                                             ------------------------------
                                                 2004               2003
                                                 ----                ----

Sales                                       $ 10,012,821       $ 8,039,902
Cost of sales                                  5,983,284         4,582,133
                                              ----------         ---------

Gross profit                                   4,029,537         3,457,769

Costs and expenses:
Research and development                         555,337           488,464
Professional services                            222,848           214,931
Salaries and related costs                       907,460           771,354
Selling, general and administrative            1,692,179         1,439,657
                                               ---------        ----------

                                               3,377,824         2,914,406
                                               ---------        ----------

Gain (Loss) from operations                      651,713           543,363

Other income (expense):
Interest                                      (7,337)       (22,659)
                                               ---------         ---------

Income                                           644,376           520,704

Provision for income tax                       (225,532)        (182,246)
Realized benefit of loss carryforward            225,532           182,246
                                               ---------         ---------

Net income                                    $  644,376        $  520,704
                                               =========         =========

Earnings per share

Net income:
      Basic                                      .05                  .04
      Diluted                                    .04                  .04

Weighted average number of shares
 outstanding                                  13,664,419        13,169,111
Weighted average number of shares
 adjusted for dilutive securities             16,048,888        13,997,467

(1)  Certain  accounts  have been  reclassified  to  conform  to  current  years presentation.

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003
(UNAUDITED)

                                                Three months ended June 30,
                                             --------------------------------
                                                  2004             2003
                                                  ----              ----

Sales                                        $ 5,258,863        $ 4,369,848
Cost of sales                                  3,069,577          2,398,378
                                               ---------          ---------

Gross profit                                   2,189,286          1,971,470

Costs and expenses:
Research and development                         309,860            214,103
Professional services                             93,596             84,512
Salaries and related costs                       465,343            370,318
Selling, general and administrative              912,500            827,176
                                              ----------            -------

                                               1,781,299          1,496,109
                                               ---------          ---------

Gain (Loss) from operations                      407,987            475,361

Other income (expense):
Interest                                       (3,440)       (12,147)

Income (loss)                                    404,547            463,214

Provision for income tax                       (141,590)        (162,125)
Realized benefit of loss carryforward            141,590            162,125
                                                 -------          ---------

Net income                                    $  404,547        $   463,214
                                                ========          =========
Earnings per share
Net income (loss):
      Basic                                        .03               .04
      Diluted                                      .03               .03

Weighted average number of shares
 outstanding                                  13,762,430         13,133,467
Weighted average number of shares adjusted
 for dilutive securities                      16,024,195         13,714,518

(1)  Certain  accounts  have been  reclassified  to  conform  to  current  years presentation.

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(UNAUDITED)

                                                  2004                2003
                                                  ----                ----
Cash flows
from operating activities:
Net income                                 $    644,376         $   520,704
Adjustments to reconcile net income
 to net cash provided by (used in)
 operating activities:
Depreciation and amortization                   193,070             191,731

Changes in current assets
and liabilities:

Receivables                                   (575,044)         (202,807)
Inventories and repair parts                     90,833          (179,009)
Prepaid expenses                                195,899              74,562
Accounts payable                                209,866             241,901
Accrued expense                                  64,407               3,705
Other assets                                         --              45,044
Obligations to shareholders-
 Interest payable                                    --         (18,427)
Customers Deposits                                   --         (16,000)
Deferred revenue                                 37,004                  --
                                              ---------       -------------
Net cash provided by operating
 activities                                     860,411             661,404
                                              ----------      -------------

Cash flows from investing activities

Fixed assets                                   (525,208)         (130,120)
Patents                                     (2,001)                 --
Deposits-Office rental                            3,359                  --
                                            -----------       -------------

Net cash used in investing activities          (523,850)         (130,120)
                                            -----------       -------------

Cash flows from financing activities

Line of credit                                       --             200,000
Notes payable                                (19,507)           (440,599)
Common shares sold                              252,425                  --
Subscription receivable                           2,708               2,967
                                             ----------         -----------
Net cash provided by (used in)
 financing activities                           235,626           (237,632)
                                             ----------         -----------

Net increase (decrease) in cash
 and cash equivalents                           572,187             293,652

Cash and cash equivalents,
 beginning of period                            306,137             379,209
                                             ----------         -----------
Cash and cash equivalents,
 end of period                               $  878,324         $   672,861
                                             ==========         ===========

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

Cash paid during the six months ended June 30:

                                           2004              2003
                                           ----              -----

Interest paid                            $ 7,450           $ 22,730
Income Taxes                                -0-              - 0

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
FOR THE SIX MONTHS ENDED JUNE 30, 2004:

We issued stock options pursuant to our 2003 executive and employee stock option plan to directors and certain employees to purchase 85,000 shares of common stock at the bid price when granted. 10,000 options were forfeited by employees that terminated employment.

FOR THE SIX MONTHS ENDED JUNE 30, 2003:

1)   We issued stock options  pursuant to our 2003  executive and employee stock option plan to directors and certain  employees to purchase  525,000 shares of our common  stock at the bid price when  granted.  The options  give the recipients the right to purchase the shares for 10 years.

2)   We cancelled  142,575 shares that were held in trust where the trust was no longer valid.

3)   Intangible  assets  with net book  value of  $20,750  were  written  off as impaired. The write off is included in general and administrative expenses.

4)   We credited capital in excess for a liability to the former shareholders of
     Aaron Medical.  The liability was a result of a recission offer made to the
     Aaron  shareholders  in  1996.  This  liability  was due to  certain  Aaron shareholders  who had received  shares of An-Con  Genetics  (predecessor to
     Bovie) but had not  responded  to the  recission  offer.  An  investigation showed these shareholders had either 1) sold the shares, 2) increased their holdings or moved the stock to street name. We believe we no longer have an obligation to these shareholders.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE PERIOD JANUARY 1, 2003 TO JUNE 30, 2004

                                  Options       Preferred         Common
                                Outstanding  Shares  Value   Shares     Value
                                -----------  ------  -----   ------     ------
    (Audited)
   Balance as of
   January 1, 2003               2,909,000      --     --   13,256,103   13,274

   Subscription Receivable

   Cancelled shares on
   Recission offer                      --      --     --     (142,575)    (143)

   Exercise options for cash      (350,000)     --     --      350,000    3,500

   Options cancelled or forfeited (361,200)     --     --           --       --

   Options granted               1,791,000      --     --           --       --

   Shares issued for promotion          --      --     --        1,000       10

   Income for period                    --      --     --           --       --
                                 ---------  ------    ---      -------   ------

   December 31, 2003             3,988,800      --     --   13,464,528  $16,641

   (Unaudited)
   Exercise options for cash     (167,100)     --     --      167,100    1,671

   Subscription receivable              --      --     --           --       --
    Income for period                   --      --     --           --       --
                                 ---------  ------    ---   ----------   ------

   March 31, 2004                3,821,700      --     --   13,631,628   18,312

   Exercise options for cash    (163,000)     --     --      163,000    1,630
   Subscription receivable              --      --     --           --       --
   Options granted                  85,000      --     --           --       --
   Options forfeited               (10,000)     --     --           --       --
   Income for period                    --      --     --           --       --
                                 ---------  ------    ---   ----------   ------

   June 30, 2004                 3,733,700      --     --   13,794,628  $19,942
                                 =========  ======  =====   ==========   ======

                                      Paid-in
                                      Capital          Deficit        Total
                                      -------          -------        -----
    (Audited)
   Balance as of
   January 1, 2003                 $19,820,044      $(13,342,067)   $6,491,251

   Subscription Receivable               6,131               --          6,131

   Cancelled shares on
   Recission offer                      18,931               --         18,788

   Exercise options for cash           247,500               --        251,000

   Options cancelled or forfeited           --               --             --

   Options granted                          --               --             --

   Shares issued for promotion           1,330               --          1,340

   Income for period                        --          681,317        681,317
                                    ----------       ----------       --------

   December 31, 2003               $20,093,936     $(12,660,750)    $7,449,827

   (Unaudited)
   Exercise options for cash           118,254                         119,925

   Subscription receivable               1,113                           1,113
    Income for period                       --          239,832        239,832
                                    ----------      -----------      ---------

   March 31, 2004                  $20,213,303     $(12,420,918)    $7,810,697

   Exercise options for cash           130,870               --        132,500
   Subscription receivable               1,595               --          1,595
   Options granted                          --               --             --
   Options forfeited                        --               --             --
   Income for period                        --          404,547        404,547
                                   -----------      -----------       --------

   June 30, 2004                 $  20,345,768    $ (12,016,371)   $ 8,349,339
                                  ============       ==========      =========

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

The results for interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the significant accounting policies and the other notes to the financial statements included in the Corporation’s 2003 Annual Report filed with the SEC on Form 10-KSB.

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

Cash and cash equivalents:

Holdings of highly liquid investments with maturity of three months or less, when purchased, are considered to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair values.

Accounts receivable and Accounts payable:

The carrying amount of accounts receivable and accounts payable and accrued expenses on the balance sheet approximates fair value.

Short term and long term debt:

The carrying amount of notes payable approximates fair value.

BOVIE MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION (CONTINUED)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

Inventories:

Inventories are stated at the lower of cost or market. Cost is determined principally on the average cost method. Inventories at June 30, 2004 and December 31, 2003 were as follows:

                                       June 30, 2004      December 31, 2003
                                       -------------      -----------------

     Raw materials                   $      894,197       $    1,332,742
     Work in process                        919,424              616,837
     Finished goods                         614,877              501,570
                                          ---------           ----------

            Total                     $   2,428,498       $    2,451,149
                                          =========           ==========

Repair Parts:

The Company acquired the inventory of repair parts in conjunction with the purchase of the Bovie line of generators and Bovie trade name, on May 8, 1998. The Company has maintained the inventory to service the previously sold generators. The useful life of repair parts is estimated to be five to seven years and the Company has set up an allowance for excess and obsolete parts.

As of June 30, 2004 and December 31, 2003, the inventory of parts was as follows:

                                              June 30, 2004   December 31, 2003

 Raw materials                               $   317,614      $   317,614
 Allowance for excess or obsolete parts         (157,570)      (89,388)
                                                 -------        ---------
                                             $   160,044      $   228,226
                                                 ========       =========

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

Environmental Remediation

The Company accrues environmental remediation costs if it is probable that an asset has been impaired or a liability incurred at the financial statement date and the amount can be reasonably estimated. Environmental compliance costs are expensed, as incurred. Certain environmental costs would be capitalized if incurred based on estimates and depreciated over their useful lives.

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

Accounting Standards - Goodwill and other intangible assets

Effective February 3, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that ratable amortization of goodwill be replaced by periodic tests for impairment within six months of the date of adoption, and then on a periodic basis thereafter. Based on the impairment testing performed in February 2004, management determined that there was no impairment loss related to the net carrying value of the Company’s recorded goodwill.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations-Six months ended June 30, 2004 and June 30, 2003

The results of operations over six months ended June 30, 2004 show increased sales and increased profitability, as compared to the first six months of 2003. Our sales revenues increased by 25%, from $8,039,902 to $10,012,821. Gross profit percentage of 40% in 2004 was down from 43% for the same period in 2003. The reason for the 3% decrease in gross profit was that electrosurgical sales, which made up most of the increase and was attributable to increased sales of OEM products, have a lower gross profit margin. Overall dollar margins will increase as sales increase even though margins on electrosurgical products are less than other product margins. Gross profit increased from $3,457,769 in 2003 to $4,029,537 in 2004, an increase of 17%. Increased gross profit was mainly attributable to increased sales of electrosurgical devices. Bovie is increasing the volume of accessory and component manufacturing being undertaken in Europe and the Far East in order to reduce costs. The difference in

BOVIE MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION (CONTINUED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

cost of sales and gross profit were principally due to an increase in sales and increase in cost of sales of our family of OEM electrosurgical generators and accessories.

Operating salaries and related expenses increased 18% and went from $771,354 to $907,460, in the six months ended June 30, 2004 as compared to the same period in 2003. These was due to increases in employee salaries, health insurance premiums and an increase in personnel in customer service and an increase in employee procurement.

Research and development costs increased by 14% from $488,464 to $555,337 from the six months ended June 30, 2004 as compared to the six months ending June 30, 2003. The cost of research and development was mainly attributable to engineering on new generator models as well as other development projects. The increase is attributable to consultants designing new models for specific use electrosurgical devices.

Expenses for professional services increased by 4% to $222,848 in the six months ended June 30, 2004, as compared to $214,931 in the same period of 2003. The main reason for this increase was professional fees associated with legal matters.

Selling, General and Administrative expenses increased by $252,522 (18%). These expenses were $1,692,179 for the six months ended June 30, 2004 as compared to $1,439,657 for the six months ended June 30, 2003. The increase was mainly attributable to the expense of additional personnel, advertising, promotions, commissions, insurance, depreciation of fixed assets, and a product recall.

Net interest expense decreased from for the six months ended June 30, 2004 to $7,337 as opposed to $22,659 the same period of 2003. The largest part of the interest we pay is on our building mortgage and line of credit. There was no borrowing on the line of credit for the first quarter of 2004, which accounts for the decrease.

The operating gain was $651,713 in the first six months of 2004 as compared to an operating gain of $543,363 in the same period in 2003, an increase of 20%.

Total other costs of $3,377,824 for 2004 and $2,914,406 for 2003 as a percentage of sales were 36% in 2004 as compared to 34% in 2003, an increase of 2%. The total costs increased of $463,418 was mostly due to the costs associated with the increase in selling, general and administrative expenses.

BOVIE MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION (CONTINUED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations (continued)

We had a net income of $644,376 for the six months ended June 30, 2004 as compared to a net gain of $520,704 in 2003 for the same period. The increase in income of $123,672 for the first six months of 2004 when compared to the first six months of 2003 was mostly due to an increase in OEM (Original Equipment Manufacturer) sales of the company’s generators and disposable electrosurgical accessories.

Results of Operations- Three months ended June 30, 2004 and June 30, 2003

Sales for the three month period ended June 30, 2004 were 5,258,863 as compared to $4,369,848 for the same period in 2003, an increase of $889,015 or 20%. The increase was mainly attributed to increased sales of electrosurgical products.

Cost of goods sold increased from $2,398,378 to $3,069,577 an increase of $671,199 or 28% for the three month period ended June 30, 2004 as compared to the same period in 2003.

Gross profit increased from $1,971,470 to $2,189,286 an increase of $217,816 or 11%. Gross profit percentage decreased from 45% in 2003 to 42% in 2004. The reason for the decrease is that the margin on sales of electrosurgical products is not as great as other products and as electrosurgical sales increase in relation to other products overall margins decrease.

Research and development increased by $95,757 or 45% from $214,103 to $309,860 for the quarters ended June 30, 2004 and June 30, 2003, respectively. The increase is due to our focus on developing new specialty use electrosurgical products.

Professional fees increased by $9,084 or 11% from $84,512 to 93,596 for the quarters ended June 30, 2003 to June 30, 2004, respectively.

Salaries and related costs increased from $370,318 to $465,343 an increase of $95,025 or 26%. The main areas of increase were in customer service employee procurement and health insurance.

Selling, general and administrative expenses increased by $85,324 or 10% from $827,176 to $912,500 for the quarters ended June 30, 2003 to June 30, 2004, respectively. The largest areas of increased costs were for advertising, travel and the costs relating to a recall of a product.

Net interest expense decreased from $12,147 to $3,440 for the quarter ended June 30, 2004 as compared to quarter ended June 30, 2003. The reason for the decrease was that we did not use our credit facility during the quarter ended June 30, 2004.

Total other costs went from $1,496,109 for the three months ended June 30, 2003 to $1,781,299 for the same period in 2004, and increase of $285,190 or 19%.

BOVIE MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION (CONTINUED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations (continued)

Net income for the three months ended June 30, 2004 was $404,547 as compared to $463,214 for the same quarter in 2003, a decrease of $58,667 or 13%. The main reason for the decrease in gain was the increased cost of additional personnel and overhead associated with the new plant.

Our effective federal income tax rate is 35%. As a result of the net gain in the past year, Bovie has reduced its projected net operating loss tax benefit asset. The net operating loss carryover is now approximately $7.5 million.

We sell our products through distributors both overseas and in U.S. markets. New distributors are contacted through responses to our advertising in international and domestic medical journals and domestic or international trade shows.

During the first six months of 2004, international sales of our product lines increased by 168,959 or (13%). In 2004, these sales were $1,428,482 (14% of total sales) as compared to $1,259,523 (16%) of total sales in 2003. We are marketing our products overseas through a network of foreign distributors.

In the fourth quarter of 1998, Bovie made agreements with various sales representatives to develop markets for its new products and to maintain customer relations. The representatives receive an average commission of approximately 2% of sales in their market areas. In the first six months of 2004 and 2003, commissions paid were $164,257 and $96,079, respectively, an increase of 73%.

An adequate supply of raw material is available from both domestic and international suppliers. The relationship between Bovie and its suppliers is generally limited to individual purchase order agreements, supplemented by contractual arrangements with key vendors to ensure availability of certain products. We have developed multiple sources of supply where possible.

In order to provide additional working capital, the Company has secured a $1,500,000 credit facility with a local commercial bank. This facility is payable on demand. For the period January 1, 2004 to July 31, 2004, the Company had zero funds drawn down on this credit facility.

Financial Condition

As of June 30, 2004, cash totaled $878,325 as compared to $672,861 at June 30, 2003. Cash provided by operating activities was $860,411 in the first six months 2004 compared to $661,404 in 2003. Net working capital of Bovie was $4,458,564 and $3,699,468 on June 30, 2004 and 2003, respectively.

The amount of cash used in investing activities was $523,850 in the first six months of 2004, compared to $130,120 in 2003. We continued to invest in property, plant and equipment needed for anticipated future business requirements, including manufacturing capacity. In the year 2001, the Company invested $200,000 in a joint venture involving a new unipolar low temperature plasma technology. Since 2001, the Company has invested additional funds in such development which have been charged as a net loss of an unconsolidated affiliate.

BOVIE MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION (CONTINUED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Financial Condition(continued)

The net cash provided by financing activities in the first six months of 2004 was $235,626. In the same period of 2003, net cash used by financing activities was $237,632. A significant item of financing activity in 2004 resulted from the exercise of 330,100 stock options by current and former employees and consultants for $252,425. In both the first six months of 2004 and 2003, Bovie reduced its first mortgage by $19,507.

Our ten largest customers accounted for approximately 71% of net revenues for the six months of 2004 as compared to 65% in the same period of 2003. For both periods ended June 30, 2004 and June 30, 2003, our ten largest trade receivable customers accounted for approximately 66% of outstanding receivables. For the first six months of 2004, one customer accounted for 32% of total sales.

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

Our line of electrosurgery products now includes the standard stainless steel electrodes, the Bovie/Aaron 800, Bovie/Aaron 900, Bovie/Aaron 950, Bovie/Aaron 1250, the Bovie 2250 and IDS 300 high frequency generators.

From the first six months 2003 to the first six months 2004, Bovie’s electrosurgery sales increased by 48% from $4,282,220 to $6,328,179. The increase was mainly attributable to OEM sales. Through our private label capability and our sales division, we anticipate continued opportunities in the domestic and foreign markets. The electrosurgery product market is larger than our other traditional markets and is dominated by two competitors, Valleylab and Conmed. The global market for electrosurgery products exceeds $800 million annually.

Non-Medical Products

In 2003, our sales of flexible lighting products, used primarily in the automotive and locksmith industries, totaled $375,250. One customer accounted for 80% of such sales. We discontinued our non-medical product line by selling through a license agreement our inventory, customer list and manufacturing technology to our largest customer in that field for $500,000, payable in equal monthly installments over 5 years.

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

In December 2001, we satisfied our first mortgage on the building that we own in St. Petersburg, Florida and replaced it with a new first mortgage from our prime lender in the amount of $475,000. The mortgage loan is to be repaid over 5 years with a variable interest starting at the bank’s present base rate of 4.00%. Bovie pays a principal payment of $2,639 plus interest each month. On June 30, 2004, the balance of the loan was $395,831. A balloon payment of $316,660 is due in December 2006.

In May 2001, we changed commercial lenders and increased our credit line from $600,000 to $1,500,000. The interest rate on the line is variable and is presently at the bank’s base rate, which is 4.00% per annum. The outstanding balance due on the credit line on July 30, 2004 was zero.

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
NOTES TO FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION (CONTINUED)

ITEM 3. DISCLOSURE CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

For purposes of rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (“Exchange Act”), the term “disclosure controls and procedures” refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Within 90 days prior to the date of this report (“Evaluation Date”), the Company carried out an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer and its Chief Financial Officer of the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our periodic reports filed under and pursuant to the Exchange Act.

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

Bovie Medical Corporation.
(Registrant)

Date: August 12, 2004

/s/Andrew Makrides
Chief Executive Officer - Andrew Makrides