Form 10QSB
period 2004-09-30
BOVIE MEDICAL CORP
filed 2004-11-15
CIK 719135

U.S. Securities and Exchange Commission

Washington D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes [ X ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date: 13,853,628.

BOVIE MEDICAL CORPORATION
INDEX TO FORM 10-QSB

Contents

Part I.   Financial Information.................................................

  Item 1: Consolidated Financial Statements:
           Consolidated Balance Sheet - September 30, 2004
            and December 31, 2003...............................................
           Consolidated Statements of Operations for the Nine
            Months Ended September 30, 2004 and
            2003 and Three Months Ended September 30, 2004 and 2003.............
           Consolidated Statements of Cash Flows for the
            Nine Months Ended September 30, 2004 and 2003.......................
           Consolidated Statements of Shareholders' Equity for the
            Nine Months Ended September 30, 2004................................

           Notes to Financial Statements .......................................

  Item 2: Management's Discussion and Analysis of Financial Conditions and
           Results of Operations

  Item 3: Disclosure Controls and procedures....................................

Part II.   Other Information....................................................

  Item 1:  Legal Proceedings....................................................

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

  Item 4:  Submission of Matters to Vote of Security Holders....................

  Item 5:  Exhibits and Reports on Form 8-K.....................................

PART I. FINANCIAL INFORMATION
ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
(UNAUDITED)

                                     Assets
                                               September 30,        December 31,
                                                   2004                2003(1)
                                               ---------------------------------

Current assets:

Cash                                          $   1,771,130         $   306,137
Trade accounts receivable                         2,298,851           1,708,181
Inventories                                       2,005,003           2,451,149
Prepaid expenses                                    150,993             390,025
Deferred tax asset                                  386,200             386,200
                                                 ----------          ----------

Total current assets                              6,612,177           5,241,692

Property and equipment, net                       2,166,281           1,900,015

Other assets:
Repair parts                                        142,203             228,226
Trade name                                        1,509,662           1,509,662
Patent rights, net                                  102,671             144,967
Deposits                                              6,111               9,470
Investment - in unconsolidated affiliate            200,000             200,000
                                                  ---------          ----------
                                                  1,960,647           2,092,325
                                                  ---------          ----------

                                              $  10,739,105        $  9,234,032
                                                 ==========           =========

(1)  Derived from audited financial statements.

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
(CONTINUED)
(UNAUDITED)

                      Liabilities and Stockholders' Equity

                                               September 30,        December 31,
                                                   2004                2003(1)
                                               ---------------------------------

 Current liabilities:

 Accounts payable                               $   770,491          $  679,792
 Accrued expense                                    478,673             473,630
 Deferred revenue                                   159,554             103,445
 Customer deposits                                   36,000             112,000
 Current maturities of long-term debt                31,668              31,668
                                                  ---------            --------

     Total current liabilities                    1,476,386           1,400,535

 Long Term Liabilities                              356,246             383,670

 Stockholders' equity:

 Preferred Stock, par value $.001
  10,000,000 shares authorized
  0 issued and outstanding                               --                 --
  on September 30, 2004 and
  December 31, 2003

 Common stock par value $.001; 40,000,000
  shares authorized, issued and outstanding
  13,853,628 shares and 13,464,528 shares
  on September 30, 2004 and December 31,
  2003 respectively                                  20,532             16,641
 Additional paid in capital                      20,379,499         20,093,936
 Accumulated deficit                            (11,493,558)       (12,660,750)
                                                 ----------        -----------

     Total stockholders' equity                   8,906,473          7,449,827
                                                 ----------        -----------

     Total liabilities and stockholders'
       equity                                  $ 10,739,105      $   9,234,032
                                                 ==========        ===========

(1)  Derived from audited financial statements.

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(UNAUDITED)

                                                         2004          2003
                                                         ----          ----

Sales                                             $ 15,629,483     $ 12,363,919
Cost of sales                                        9,498,374        7,183,850
                                                    ----------      -----------

Gross profit                                         6,131,109        5,180,069

Costs and expenses:
Research and development                               836,661          668,490
Professional services                                  307,717          307,500
Salaries and related costs                           1,346,904        1,167,791
Selling, general and administrative                  2,434,565        2,012,709
Equity in net loss of unconsolidated affiliate          26,886           51,983
                                                   -----------      -----------

                                                     4,952,733        4,208,473
                                                   -----------       ----------
Gain (Loss) from operations                          1,178,376          971,596

Other income (expense):
Interest                                           (11,185)     (27,272)
                                                    ----------       ----------

Income                                               1,167,191          944,324

Provision for income tax                             (420,200)       (330,513)
Realized benefit of loss carryforward                  420,200          330,513
                                                      --------          -------

Net income                                        $  1,167,191       $  944,324
                                                    ==========         ========
Earnings per share
Net income:
      Basic                                            .09               .07
      Diluted                                          .07               .06

Weighted average number of shares outstanding       13,721,602       13,187,217
Weighted average number of shares adjusted for
  dilutive securities                               16,515,281       15,359,284

(1)  Certain  accounts  have been  reclassified  to conform  to  current  year's presentation.

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(UNAUDITED)

                                                          Third Quarter
                                                          -------------
                                                       2004             2003
                                                       ----             ----

Sales                                               $ 5,616,662     $ 4,324,017
Cost of sales                                         3,346,904       2,524,953
                                                      ---------       ---------

Gross profit                                          2,269,758       1,799,064

Costs and expenses:
Research and development                                297,291         199,983
Professional services                                    84,869          92,569
Salaries and related costs                              439,444         396,437
Selling, general and administrative                     910,572         649,816
Equity in net loss of unconsolidated affiliate           10,919          32,026
                                                     ----------      ----------
                                                      1,743,095       1,370,831
                                                     ----------      ----------

Gain (Loss) from operations                             526,663         428,233

Other income (expense):
Interest                                           (3,848)     (4,613)
                                                    -----------       ---------

Income                                                  522,815         423,620

Provision for income tax                              (194,668)     (148,267)
Realized benefit of loss carryforward                   194,668         148,267
                                                        -------       ---------

Net income                                           $  522,815      $  423,620
                                                       ========       =========
Earnings per share

Net income:
      Basic                                              .04             .03
      Diluted                                            .03             .03

Weighted average number of shares outstanding        13,834,101      13,115,930
Weighted average number of shares adjusted for
  dilutive securities                                16,438,199      15,512,953

(1)  Certain  accounts  have been  reclassified  to conform  to  current  year's presentation.

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(UNAUDITED)

                                                      2004              2003
                                                      ----              ----
Cash flows from operating activities:

Net income                                     $    1,167,191     $   944,324
Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
Depreciation and amortization                         295,320         211,436
Write off of patent rights                                 --          54,790
Write down fixed assets,                               54,700              --
Changes in current assets and liabilities:
Receivables                                         (296,822)     (426,494)
Inventories and repair parts                          238,321      (161,372)
Prepaid expenses                                      239,032          85,609
Accounts payable                                       90,700         165,578
Accrued expense                                         5,043          93,611
Other assets                                               --          45,044
Obligations to shareholders                                --     (37,214)
Customers Deposits                                    (76,000)    (16,000)
Deferred revenue                                       56,109              --
                                                  -----------   -------------

Net cash provided by operating activities           1,773,594         959,312
                                                  -----------   -------------

Cash flows from investing activities

Fixed assets                                         (571,989)     (318,530)
Patents                                              (2,001)            --
Decrease in deposits                                    3,359             --
                                                  -----------    ------------

Net cash used in investing activities                (570,631)     (318,530)

Cash flows from financing activities

(Decrease) in notes payable                        (27,424)       (531,371)
Common shares purchased                               289,454          88,903
                                                    ---------       ---------
Net cash provided by (used in)
 financing activities                                 262,030       (442,468)
                                                    ---------         -------

Net increase (decrease) in cash
 and cash equivalents                               1,464,993         198,314
Cash and cash equivalents, beginning of period        306,137         379,209
                                                   ----------         -------

Cash and cash equivalents, end of period         $  1,771,130     $   577,523
                                                    =========         =======

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Cash paid during the nine
months ended September 30:

                                                 2004              2003
                                                 ----             -----
Interest paid                                 $ 13,294           $ 26,210
Income Taxes                                      -0-               - 0 -

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

FOR THE NINE MONTHS ENDED SEPTEBER 30, 2004:

1) Pursuant to our 2003  executive and employee  stock option plan, on April 23,
July 1, and  September  23, 2004, we issued  35,000,  50,000,  and 225,000 stock options,  respectively, to our directors, certain employees and consultants. The options are to purchase  310,000  shares at various  prices from $1.30 to $2.95, the bid prices when options were granted.  The options  expire 10 years from the dates of issue.

2) During 2004, the Company identified  indicators of possible impairment of its property and equipment.  These indicators  included the significant  decrease in the market value of equipment  compared to new  technologies  and the history of cash flows to date. The Company  performed an asset impairment test by comparing the projected  undiscounted  cash flows to the carrying cost of the property and equipment.  Based on the  results  of this test,  the  Company  determined  that certain  property  and  equipment  with net  carrying  cost of $54,700  that was replaced was impaired. The cost of the impaired equipment was written off.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003:

1) On September 29, 2003, we issued stock options pursuant to our 2003 executive and employee stock option plan to directors,  certain  employees and consultants to purchase  1,090,000 shares of our common stock at the bid price of $3.25, the stock price when options were granted. The options give the recipients the right to purchase the shares for 10 years from the date of issue.

2) The Company  determined that,  based on the results of its operations  during
2003,  it  was  appropriate  to  test  its  intangible  assets  for  impairment.
Accordingly the Company  evaluated the fair value of certain  acquired  research and  development  based on the estimated  future cash flows related to the asset and recorded an impairment charge of $54,790, which has been included in general and administrative expenses.

3) In conjunction with the acquisition of Aaron and the recission offer of 1996,
142,575 shares were issued and  contingently  held in trust and a  corresponding contingent liability of $18,787 was set up until final disposition of the actual number of  outstanding  shares.  In 2003,  it was  determined  that all existing shareholders  had  converted  their  shares and the  contingent  shares were not necessary.  The shares were  cancelled  and the  additional  paid in capital was increased by $18,787.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2003 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

                                          Options                Preferred
                                        Outstanding          Shares      Value
                                        -----------          ------      -----
   Balance as of
   January 1, 2003                         2,909,000           --          --
   Subscription Receivable
   Cancelled shares on
   Recission offer                                --            --         --
   Exercise options for cash                (350,000)           --         --
   Options cancelled or forfeited           (361,200)           --         --
   Options granted                         1,791,000            --         --
   Shares issued for promotion                    --            --         --
   Income for period                              --            --         --
                                       -------------            --         --

   December 31, 2003 (1)                   3,988,800            --         --

   (Unaudited)
   Exercise options for cash               (167,100)           --         --
   Subscription receivable                        --            --         --
    Income for period                             --            --         --
                                       -------------            --         --

   March 31, 2004                          3,821,700            --         --

   Exercise options for cash            (163,000)           --         --
   Subscription receivable                        --            --         --
   Options granted                            85,000            --         --
   Options forfeited                    (10,000)           --         --
   Income for period                              --            --         --
                                        ------------            --         --

   June 30, 2004                           3,733,700            --         --
   Exercise options for cash            (59,000)            --         --
   Subscription receivable                        --            --         --
   Options granted                           225,000            --         --
   Income for period                              --            --         --
                                        ------------            --         --

   September 30, 2004                      3,899,700            --         --
                                         ===========            ==         ==

                                                 Common                Paid-in
                                          Shares         Value         Capital
                                          --------------------       -----------
   Balance as of
   January 1, 2003                        13,256,103   $ 13,274     $19,820,044
   Subscription Receivable                                                6,131
   Cancelled shares on
   Recission offer                          (142,575)      (143)         18,931
   Exercise options for cash                 350,000      3,500         247,500
   Options cancelled or forfeited                 --         --              --
   Options granted                                --         --              --
   Shares issued for promotion                 1,000         10           1,330
   Income for period                              --         --              --
                                          ----------    -------      ----------

   December 31, 2003 (1)                  13,464,528    $16,641     $20,093,936

   (Unaudited)
   Exercise options for cash                 167,100      1,671         118,254
   Subscription receivable                        --         --           1,113
    Income for period                             --         --              --
                                          ----------    --------      ---------

   March 31, 2004                         13,631,628    $18,312     $20,213,303

   Exercise options for cash                 163,000      1,630         130,870
   Subscription receivable                        --         --           1,595
   Options granted                                --         --              --
   Options forfeited                              --         --              --
   Income for period                              --         --              --
                                          ----------     ------      ----------

   June 30, 2004                          13,794,628    $19,942     $20,345,768
   Exercise options for cash                  59,000        590          32,160
   Subscription receivable                        --         --           1,571
   Options granted                                --         --              --
   Income for period                              --         --              --
                                          -----------    -------     ----------

   September 30, 2004                     13,853,628     $20,532    $20,379,499
                                          ==========    ========     ==========

--------

                                            Deficit             Total
                                          ----------           -------
   Balance as of
   January 1, 2003                        $(13,342,067)       $6,491,251
   Subscription Receivable                                         6,131
   Cancelled shares on
   Recission offer                                  --            18,788
   Exercise options for cash                        --           251,000
   Options cancelled or forfeited                   --                --
   Options granted                                  --                --
   Shares issued for promotion                      --             1,340
   Income for period                           681,317           681,317
                                           -----------        ----------

   December 31, 2003 (1)                  $(12,660,750)       $7,449,827

   (Unaudited)
   Exercise options for cash                                     119,925
   Subscription receivable                                         1,113
    Income for period                          239,832           239,832
                                           -----------         ---------

   March 31, 2004                         $(12,420,918)       $7,810,697

   Exercise options for cash                        --           132,500
   Subscription receivable                          --             1,595
   Options granted                                  --                --
   Options forfeited                                --               --
   Income for period                           404,547           404,547
                                             ---------          --------

   June 30, 2004                         $(12,016,371)        $8,349,339
   Exercise options for cash                       --            32,750
   Subscription receivable                          --             1,571
   Options granted                                  --                --
   Income for period                           522,813           522,813
                                          ------------         ---------

   September 30, 2004                    $  11,493,558        $8,906,473
                                           ===========         =========

(1) The figures for 2003 were derived from the audited financial  statements for that year.

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION (CONTINUED)

NOTE 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements include the accounts of Bovie Medical Corporation and its wholly owned subsidiary, Aaron Medical Industries, Inc. In the opinion of management, the interim financial statements reflect all adjustments, consisting of only normal recurring items, which are necessary for a fair presentation of the results for the interim periods presented.

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

BOVIE MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION (CONTINUED)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories:

Inventories are stated at the lower of cost or market. Cost is determined principally on the average cost method. Inventories at September 30, 2004 and December 31, 2003 were as follows:

                                    September 30, 2004        December 31, 2003
                                    ------------------        -----------------

     Raw materials                     $      783,754       $    1,332,742
     Work in process                          733,040              616,837
     Finished goods                           488,209              501,570
                                           ----------          -----------

          Total                        $    2,005,003        $   2,451,149
                                           ==========          ===========

Repair Parts:

The Company acquired the inventory of repair parts in conjunction with the purchase of the Bovie line of generators and Bovie trade name, on May 8, 1998. The Company has maintained the inventory to service the previously sold generators. The useful life of repair parts is estimated to be five to seven years and the Company has set up an allowance for excess and obsolete parts.

As of September 30, 2004 and December 31, 2003, the inventory of parts was as follows:

                                     September 30, 2004    December 31, 2003
                                     ------------------    -----------------

 Raw materials                          $   317,614        $      317,614
 Allowance for excess or
  obsolete parts                           (175,411)         (89,388)
                                            -------             ---------
                                        $   142,203        $      228,226
                                           ========         =============

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

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based compensation - Transition and Disclosure - an amendment of FASB Statement No. 123. Statement No. 148 amends Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 to require disclosure in interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Bovie does not intend to adopt a fair-value based method of accounting for stock-based employee compensation until a final standard is issued by the FASB that addresses concerns related to the applicability of current option pricing models to non-exchange traded employee stock option plans. SFAS 148 also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for financial statements for annual periods ending after December 15, 2002 and interim periods beginning after December 31, 2002.

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

Recently Issued Accounting Standards:

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

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities (“VIE’s”) created after January 31, 2003, and to VIE’s in which an enterprise obtains an interest after that date. On October 9, 2003, the FASB issued FASB Staff Position No. FIN 46-6 “Effective Date of FASB Interpretation No.46 Consolidation of Variable Interest Entities,” which defers the implementation date for public entities that hold an interest in a variable interest entity or potential variable interest entity from the first fiscal year or interim period beginning after June 15, 2003 to the end of the first interim or annual period ending after December 15, 2003. This deferral applies only if 1) the variable interest entity was created before February 1, 2003 and 2) the public entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46, other than disclosures required by paragraph 26 of FIN 46. The adoption of FIN 46 did not have a material impact on the Company’s financial position, liquidity or results of operations. In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not materially impact the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise, it is effective on July 1, 2003 except for mandatorily redeemable non-controlling (minority) interest which, on October 29, 2003, the FASB decided to defer indefinitely. The adoption of SFAS No. 150 did not materially impact the Company’s financial position or results of operations.

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

PART I. FINANCIAL INFORMATION (CONTINUED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Nine months ended September 30, 2004 and September 30, 2003

The results of operations over the nine months ended September 30, 2004 show increased sales and increased profitability, as compared to the first nine months of 2003. Our sales revenues increased by 26%, from $12,363,919 to $15,629,483. Gross profit percentage of 39% in 2004 was down from 42% for the same period in 2003. The reason for the 3% decrease in gross profit was that although electrosurgical sales increased, such sales consisted largely of sales of OEM products which have a lower gross profit margin. Overall dollar margins will increase as sales increase even though margins on electrosurgical products are less than other product margins. Gross profit increased from $5,180,069 in 2003 to $6,131,109 in 2004, an increase of 18%. Increased gross profit was mainly attributable to increased sales of electrosurgical devices. Bovie is increasing the volume of accessory and component manufacturing being undertaken in Europe and the Far East in order to reduce costs. The difference in cost of sales and gross profit were principally due to an increase in sales and increase in cost of sales of our family of OEM electrosurgical generators and accessories.

Operating salaries and related expenses increased 15% and went from $1,167,791 to $1,346,904 in the nine months ended September 30, 2004 as compared to the same period in 2003. The main reason for the increases were employee raises, increased health insurance costs, additional personnel in sales, marketing, customer service and an increase in employee procurement costs.

Research and development costs increased by 25% from $668,490 to $836,661 for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The cost of research and development was mainly attributable to engineering on new generator models as well as other development projects.

Expenses for professional services increased by $217 to $307,500 in the nine months ended September 30, 2003, as compared to $307,717 in the same period of 2004.

BOVIE MEDICAL CORPORATION

PART I. FINANCIAL INFORMATION (CONTINUED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations - Nine months ended September 30, 2004 and September 30, 2003

Selling, General and Administrative expenses increased by $421,850 (21%). These expenses were $2,434,565 for the nine months ended September 30, 2004 as compared to $2,012,709 for the nine months ended September 30, 2003. The increase was mainly attributable to the expense of additional personnel, advertising, promotions, commissions, insurance, and depreciation of fixed assets.

Net interest expense decreased from $27,272 for the nine months ended September 30, 2003 to $11,185 in the same period of 2004. The largest part of the interest we pay is on our building mortgage and line of credit. There was no borrowing on the line of credit for the first nine months of 2004, which accounts for the decrease.

The operating gain was $1,178,376 in the first nine months of 2004 as compared to an operating gain of $971,596 in the same period in 2004, an increase of 21%.

Total other costs of $4,952,733 for 2004 and $4,208,473 for 2003 as a percentage of sales were 32% in 2004 as compared to 34% in 2003, an increase of 18%. Total costs increased of $744,260 was mostly due to the costs associated with the increase in selling, general and administrative expenses.

We had a net income of $1,167,191 for the nine months ended September 30, 2004 as compared to a net income of $944,324 for the same period in 2003. The main reason for the increase in income of $222,867 for the first nine months of 2004 from the first nine months of 2003 was an increase in OEM (Original Equipment Manufacturer) sales of the company’s generators and disposable electrosurgical accessories.

Our effective federal income tax rate is 35%. As a result of the net gain in the past year, Bovie has reduced its projected net operating loss tax benefit asset. The net operating loss carryover is now approximately $7 million.

We sell our products through distributors both overseas and in U.S. markets. New distributors are contacted through responses to our advertising in international and domestic medical journals and domestic or international trade shows.

During the first nine months of 2004, international sales of our product lines increased by $369,136 or (20%). In 2004, these sales were $2,222,079 (14% of total sales) as compared to $1,852,943 (15% of total sales) in 2003. We are marketing our products overseas through a network of foreign distributors.

In the fourth quarter of 1998, Bovie made agreements with various sales representatives to develop markets for its new products and to maintain customer relations. The representatives receive an average commission of approximately 2% of sales in their market areas. In the nine months of 2004 and 2003, commissions paid were $257,237 and $186,460, respectively, an increase of 38%. This is attributable to our distributors giving us sales tracking information to allow us to pay representatives in those areas previously unpaid.

An adequate supply of raw material is available from both domestic and international suppliers. The relationship between Bovie and its suppliers is generally limited to individual purchase order agreements, supplemented by contractual arrangements with key vendors to ensure availability of certain products. We have developed multiple sources of supply where possible.

In order to provide additional working capital, the Company has secured a $1,500,000 credit facility with a local commercial bank. This facility is payable on demand. For the period January 1, 2004 to October 31, 2004, the Company had zero funds drawn down on this credit facility.

Results of Operations - Three months ended September 30, 2004 and September 30, 2003

Sales for the three month period ended September 30, 2004 were $5,616,662 as compared to $4,324,017 for the same period in 2003, an increase of $1,292,645 or 30%. The increase was mainly attributed to increased sales of electrosurgical products.

Cost of goods sold increased from $2,524,953 to $3,346,904 an increase of $821,951 or 33% for the three month period ended September 30, 2004 as compared to the same period in 2003.

Gross profit increased from $1,799,064 to $2,269,758 an increase of $470,694 or 26% for the three months period ended September 30, 2004 as compared to the same period in 2003. Gross profit percentage decreased during such comparative periods from 42% in 2003 to 40% in 2004. The reason for the decrease is that the margin on sales of electrosurgical products is not as great as other products and as electrosurgical sales increase in relation to other products overall margins decrease.

Research and development increased by $97,308 or 49% from $199,983 to $297,291 for the three months ended September 30, 2003 and September 30, 2004, respectively. The increase is due to our focus on developing new specialty use electrosurgical products.

Professional fees decreased by $7,700 or 8% from $92,569 to $84,869 for the three months ended September 30, 2003 when compared to September 30, 2004, respectively.

BOVIE MEDICAL CORPORATION

PART I. FINANCIAL INFORMATION (CONTINUED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations - Three months ended September 30, 2004 and September 30, 2003

Salaries and related costs increased from $396,437 to $439,444 an increase of $43,007 or 11%. The main reason for the increases were employee raises, increased health insurance costs, additional personnel in sales, marketing, customer service and an increase in employee procurement costs.

Selling, general and administrative expenses increased by $260,756 or 40% from $649,816 to $910,572 for the three months ended September 30, 2003 as compared to September 30, 2004, respectively. The largest areas of increased costs were for advertising, travel and the costs relating to a recall of a product.

Net interest expense decreased from $4,613 to $3,848 for the three months ended September 30, 2004 as compared to three months ended September 30, 2003. The reason for the decrease was that we did not use our credit facility during the three months ended September 30, 2004.

Total other costs went from $1,370,831 for the three months ended September 30, 2003 to $1,743,095 for the same period in 2004, an increase of $372,264 or 27%.

Net income for the three months ended September 30, 2004 was $522,815 as compared to $423,620 for the same quarter in 2003, an increase of $99,195 or 23%. The main reason was an increase in OEM (Original Equipment Manufacturer) sales of the company’s generators and disposable electrosurgical accessories.

Financial Condition

As of September 30, 2004, cash totaled $1,771,130 as compared to $577,523 at September 30, 2003. Cash provided by operating activities was $1,987,807 in the first nine months of 2004 as compared to $959,312 in 2003. Net working capital of Bovie was $5,135,791 and $4,082,055 on September 30, 2004 and 2003, respectively.

The amount of cash used in investing activities was $784,844 in the first nine months of 2004, compared to $318,530 in 2003. We continued to invest in property, plant and equipment needed for anticipated future business requirements, including manufacturing capacity for the nine months ended September 30, 2004. We invested $571,989 in plant and equipment predominately for the new facility. In the year 2001, the Company invested $200,000 in a joint venture involving a new unipolar low temperature plasma technology. Since 2001, the Company has invested additional funds in such developments which have been charged as a net loss of an unconsolidated affiliate.

The net cash provided by financing activities in the first nine months of 2004 was $262,030. In the same period of 2003, net cash used by financing activities was $442,468. A significant item of financing activity in 2004 resulted from the exercise of 330,100 stock options by current and former employees and consultants for $252,425. In each of the first nine months of 2004 and 2003, Bovie reduced its first mortgage by $19,507.

Our ten largest customers accounted for approximately 72% of net revenues for the nine months of 2004 as compared to 65% in the same period of 2003. For both periods ended September 30, 2004 and September 30, 2003, our ten largest trade receivable customers accounted for approximately 66% of outstanding receivables. For the first nine months of 2004, one customer accounted for 31% of total sales.

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

Our line of electrosurgery products now include standard stainless steel electrodes, the Bovie/Aaron 800, Bovie/Aaron 900, Bovie/Aaron 950, Bovie/Aaron 1250, the Bovie 2250 and IDS 300 high frequency generators.

BOVIE MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION (CONTINUED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Outlook (continued)

During the first nine months of 2003, versus 2004, Bovie’s electrosurgery sales increased by 50% from $6,520,728 to $9,778,827. The increase was mainly attributable to OEM sales. Through our private label capability and our sales division, we anticipate continued opportunities in the domestic and foreign markets. The electrosurgery product market is larger than our other traditional markets and is dominated by two competitors, Valleylab and Conmed. The global market for electrosurgery products exceeds $800 million annually.

Non-Medical Products

In 2003, our sales of flexible lighting products, used primarily in the automotive and locksmith industries, totaled $375,250. One customer accounted for 80% of such sales. We discontinued our non-medical product line by entering into a license agreement to our largest customer in that field for $500,000, payable in equal monthly installments over 5 years.

Scientific Advisory Board

On July 8, 2003, we announced the formation of a scientific advisory board to assist in the advancement of new products and technologies. The advisory board includes: Yuval Carmel, Ph. D., Peter M. Pardoll, MD and Mr. Gregory Konesky.

Reliance on Collaborative, Manufacturing and Selling Arrangements

Bovie is dependent on certain contractual partners for manufacturing and product development. Should a collaborative partner reduce its business to us, our future business and value of related assets could be negatively impacted.

Liquidity and Future Plans

Our focus is to acquire, develop, and manufacture new product technologies and to expand our manufacturing capabilities.

In order to increase international sales growth and maintain our ability to sell in Europe, we have been certified as ISO9001/EN46001 quality system compliant and been granted its CE mark (International Quality control.)

In December 2001, we satisfied our first mortgage on the building that we own in St. Petersburg, Florida and replaced it with a new first mortgage from our prime lender in the amount of $475,000. The mortgage loan is to be repaid over 5 years with a variable interest starting at the bank’s present base rate of 4.00%. Bovie pays a principal payment of $2,639 plus interest each month. On September 30, 2004, the balance of the loan was $387,913. A balloon payment of $316,660 is due in December 2006.

BOVIE MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION (CONTINUED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Future Plans (continued)

In May 2001, we changed commercial lenders and increased our credit line from $600,000 to $1,500,000. The interest rate on the line is variable and is presently at the bank’s base rate, which is 4.25% per annum. The outstanding balance due on the credit line on October 31, 2004 was zero.

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

ITEM 3. DISCLOSURE CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

For purposes of rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (“Exchange Act”), the term “disclosure controls and procedures” refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Within 90 days prior to the date of this report (“Evaluation Date”), the Company carried out an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer and its Chief Financial Officer of the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our periodic reports filed under and pursuant to the Exchange Act.

(b) Changes in internal controls

There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Form 10-KSB for the year ended December 31, 2003, Part I, Item 3, which is incorporated herein by reference.

BOVIE MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

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

ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

(31)Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(32)Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

Report on Form 8-K

None

BOVIE MEDICAL CORPORATION

SIGNATURES:

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bovie Medical Corporation.
(Registrant)

Date: November 15, 2004

/s/Andrew Makrides
Chief Executive Officer - Andrew Makrides