Form 10KSB/A
period 2003-12-31
BOVIE MEDICAL CORP
filed 2005-02-16
CIK 719135

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
Commission file number 0-12183

BOVIE MEDICAL CORPORATION
(Exact name of small business issuer as specified in its charter)

DelawareNo.	11-2644611
(State or other jurisdiction	(IRSEmployerIdentification No.)
of incorporation or organization)

734 Walt Whitman Rd., Melville, New York 11747
(Address of principal executive offices)

(631) 421-5452
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act
None

Securities registered under Section 12(g) of the Exchange Act
Common Stock, $.001 Par Value
(Title of class)

Indicate by check mark whether the registrant (I) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB any amendment to this Form 10-KSB. [ X ]

Issuer’s revenues for its most recent fiscal year were $16,177,722.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 22, 2004, 2003 was approximately $27,476,517.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:13,464,528.

Company Symbol-BVX Company SIC (Standard Industrial Code)-3841-98

DOCUMENTS INCORPORATED BY REFERENCE

There are no documents incorporated by reference.

Bovie Medical Corporation
2003 Form 10-KSB Annual Report

BOVIE MEDICAL CORPORATION
Part I

Item 1. Description of Business.

Background

Bovie Medical Corporation (“the Company” or “Bovie”) was incorporated in 1982, under the laws of the State of Delaware and has its principal executive office at 734 Walt Whitman Road, Melville, New York 11747.

Bovie is actively engaged in the business of manufacturing and marketing medical products and developing related technologies. Aaron Medical Industries, Inc. (“Aaron”), a 100% owned subsidiary based in St. Petersburg, Florida is engaged in marketing the Company’s medical products. Previously our largest product line was battery operated cauteries, we have now shifted our focus to the manufacture and marketing of generators and electrosurgical disposables. This new focus on high frequency generators is evident in the development of the Aaron 800 and Aaron 900 high frequency desiccators and, the Aaron 950- the first high frequency desiccator with cut capability - the Aaron 1250 and the Aaron 2250, the latter of which was introduced in 2003. The Aaron 1250 and Aaron 2250 are designed for today’s rapidly expanding surgi-center market. Additionally, our new 200-watt electrosurgical unit and our new 300-watt electrosurgical unit are marketed under the Bovie name. Presently the standard being used in hospitals worldwide is the 300-watt electrosurgical generator.

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

While 200 watts is more than enough power to do most procedures in the operating room, watts is considered the standard of care and believed to be what most hospitals and surgi-centers will be purchasing. The Bovie IDS-300 has been designed based on a digital feedback system. The unit has a tissue sensing capability 20 times faster than the market leader. For the first time in electrosurgery, through digital technology, we are able to measure tissue impedance in real time (5000 times a second). As the impedance varies, the power is adjusted to deliver a consistent clinical effect.

Jump Unipolar Low Temperature Focused Plasma Technology

In February 2000, the Company entered into a Joint Venture Agreement with a German corporation, Jump Agentur Fuer Elektrotechnik GMBH, wherein we have a 50% interest in the equity and a 50% interest in the profits of the joint venture. Pursuant to the agreement, Bovie advanced $200,000 to the partnership to cover costs of further research toward the production of two commercial prototypes. Bovie has made available its facilities in Florida for development, manufacturing and marketing of the products of the joint venture and is responsible to expend its best efforts to secure all necessary financing for the research, development and marketing of the products estimated to be an amount up to $1,500,000.

Pursuant to agreement, the joint venture acquired an exclusive license to produce and market any surgical/medical devices utilizing this technology. In fiscal 2003, Bovie made additional advances to the joint venture in the form of research and development of prototypes expending $81,914 in development and engineering costs.

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

To date there have been no revenues recorded by the joint venture.

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

New Products

In October, 2003 we entered into an exclusive worldwide license agreement with Emergency Medical Innovations, LLC., (EMI) a non-affiliated company, to manufacture and market a disposable suture removal device (patent pending). Subject to clearance by the FDA for marketing, it is expected to reduce time for removing stitches in a doctor’s office, medical clinic or emergency room. The device is designed to remove sutures with a tension free cut to be utilized in various medical procedures on humans and animals. Bovie is presently developing pre-production prototypes and subject to FDA clearance for marketing, Bovie has targeted the last quarter of 2004 for release and marketing to medical professionals. We did not expend any development funds in 2003 and if and when the product has begun selling we will pay a 5% royalty to EMI.

Manufacturing, Marketing and Distribution

Bovie manufactures the majority of its products on its premises in St. Petersburg, Florida. Labor intensive sub-assemblies and labor intensive products may be out-sourced to our specification. We market our products through national trade journal advertising, direct mail, distributor sales representatives and trade shows, under the Bovie name, the Bovie/Aaron name and private label. Major distributors include Allegiance (a Cardinal Company), IMCO, McKesson Medical Surgical, Inc., NDC (Abco, Cida and Starline), Owens & Minor, and Physician Sales & Service.

Competition

The medical device industry is highly competitive. Many competitors in this industry are well established, do a substantially greater amount of business, and have greater financial resources and facilities than we do.

We believe we rank third in the field of electrosurgical generator manufacturing and we sell our products and compete with other manufactures in various ways. In addition to advertising, attending trade shows and supporting our distribution channels, we strive to enhance product quality improve, user friendliness and expand product exposure. For example, in the area of high frequency cauterization, our Aaron 900 is a more user friendly product than its main competitor. Our unit contains power buttons on the handpiece to raise and lower power for coagulation purposes. Our competitor’s unit requires that the handpiece be unplugged, then a switch is activated, the handpiece re-plugged and then power can be increased. We provide a one-step advantage versus four steps.

We also compete by private labeling our products for major distributors under their label. This allows us to have our product in the marketplace and thereby compete from two different approaches, our Aaron or Bovie label, and our customer private label. Our private label customer distribute our products through their internal sales force. Our main competitors do not private label their products.

Lastly, we only sell our product through distribution. Since we never sell direct to the end user we are participating with our distribution partners, and never competing with them. Many of the companies we compete with sell direct, thus competing directly with distributors they sometimes use.

Main competitors are Conmed, Valleylab (a division of Tyco), in the electrosurgery market and Xomed in the battery operated cautery market.

Government Regulation

United States

The Company’s products and research and development activities are subject to regulation by the FDA and other regulatory bodies. FDA regulations govern, among other things, the following activities:

•	Product development.
•	Product testing.
•	Product labeling.
•	Product storage.
•	Pre-market clearance or approval.
•	Advertising and promotion.
•	Product tractability, and
•	Product indications.

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

Manufacturing

Manufacturing and distribution of our products may be subject to continuing regulation by the FDA. We will also be subject to routine inspections by the FDA to determine compliance with the following:

•	Quality System Regulations.
•	Medical device reporting regulations, and
•	FDA restrictions on promoting products for unapproved or off-label uses.

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

Approval by a Notified Body typically includes a detailed review of the following:

•	Description of the device and its components,
•	Safety and performance of the device,
•	Clinical evaluations with respect to the device,
•	Methods, facilities and quality controls used to manufacture the device, and
•	Proposed labeling for the device.

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

Pre-market notification clearance must be obtained for some Class I and most Class II devices when the FDA does not require pre-market approval. A pre-market approval application is required for most Class III devices. A pre-market approval application must be supported by valid scientific evidence to demonstrate the safety and effectiveness of the device. The pre-market approval application typically includes:

•	Results of bench and laboratory tests, animal studies, and clinical studies,
•	A complete description of the device and its components,
•	A detailed description of the methods, facilities and controls used to manufacture the device, and
•	Proposed labeling.

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

Patents and Trademarks

The Company owns a total of twelve outstanding patents which are specific, as opposed to general in nature and we do not believe our current patents have a material effect on our operations. Although the useful lives of our existing patents have substantially diminished, we can give no assurance that competitors will not infringe the Company’s patent rights or otherwise create similar or non-infringing competing products that are technically patentable in their own right.

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

On August 20, 2003, Bovie signed an agreement to lease approximately 20,000 square feet of space for sixty-two months commencing on September 1, 2003 and terminating on October 31, 2008, with an option to renew for an additional five years. This additional space provides Bovie with a total of 48,000 square feet of manufacture warehousing and office space in Florida. The building leased is in close proximity to our present manufacturing facility in St. Petersburg, Florida. The base monthly rent is $8,750 commencing on November 1, 2003. The base rent increases by 3% for each year of the lease, commencing on November 1, 2004. We are responsible for common area maintenance, insurance and real estate taxes which have been established at $1,667 per month for the first year of the term of the lease.

Bovie had two additional leases covering a total of 71,000 sq feet. These leases expired in October 2003 and March 2004 and were not renewed.

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

PART II

Item 5. Markets and Market Prices

Bovie’s common stock has been traded on the American Stock Exchange since November 5, 2003. Prior to that it was traded in the over-the-counter market on the OTC bulletin board. The table shows the reported high and low bid prices for the common stock during each quarter of the last eight respective quarters as reported by the OTC Bulletin Board (symbol “BOVI”) and the American Stock Exchange (symbol “BVX”). These prices do not represent actual transactions and do not include retail markups, markdowns or commissions.

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

Item 6. Management’s Discussion and Analysis.

Results of Operations

Bovie’s net revenues for 2003 were approximately $16.1 million as compared to $12.4 million for 2002. The increase in sales of $3.7 million (33%) was the net result of an increase in revenues from the sale of electrosurgery products. OEM sales in 2003 were $5,015,018 as compared to $891,588 in 2002, constituting an increase of $4,123,430 or 462%. OEM sales are included as electrosurgical product sales.

Sales of cauteries decreased from $5,147,706 in 2002 to $5,004,198 in 2003, a decrease of 3%. We expect the sales of cauteries to grow in 2004, but not significantly. Sales of cauteries are not included in electrosurgical product sales.

Electrosurgical products sales were 4.4 million for 2002 and $9.0 million for 2003. Sales for one electrosurgical OEM customer went from under $50,0000 in 2002 to $3.6 million in 2003. The sales for medical products represented approximately 98% and 94% of total sales in 2003 and 2002, respectively.

The cost of goods sold increased by $1.9 million (26%) from $ 7.2 million in 2002 to $9.1 million in 2003. The percentage of gross profit from sales increased from 42% in 2002 to 44% in 2003. Bovie is increasing the volume of component manufacturing being undertaken in Europe and the Far East in order to reduce costs. The increase in cost of sales and gross profit were principally due to an increase in sales and increase in cost of sales of our family of OEM electrosurgical generators; however gross profits percentage remained the same for both years. For the fiscal years 2003 and 2002, cauteries accounted for 30% and 41% of sales and 26% and 34% of cost of goods sold, respectively. . Cost of goods sold for cauteries was $2.4 million and $2.4 million in 2002 and 2003, respectively. Gross profit for cauteries was $2.6 million or 52% in 2003 and $2.7 million or 52% in 2002. Cost of goods sold for electrosurgical generators and disposables, was $5.2 million and $2.9 million for 2003 and 2002, respectively. Gross profit for electrosurgical products was $3.6 million or 41% for 2003 and $1.5 million or 35% for 2002. The increase in gross profit was mostly due to increased sales of disposables in 2003.

Research and development expenses increased by $23,637 (3%) from $693,710 to $717,347, from 2002 to 2003. We continued to invest in the development of new electrosurgery devices and specialty products for other companies (OEM). Research and development costs are comprised of material, engineering, and payroll costs. The development costs for the Joint Venture Jump Agentur of $81,914 and $124,445 for 2003 and 2002, respectively, are shown as equity in net loss of an unconsolidated affiliate.

Our effective federal income tax rate is 36%. As a result of the net gain in the past year, Bovie has reduced its projected net operating loss tax benefit asset. The net operating loss carryover is now $8.3 million.

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

Salaries and related costs increased by 9% from $2.1 million in 2002 to $2.3 million in 2003. The increase was due to additional personnel and annual salary increases. Quality assurance payroll increased by $56,951 from $496,993 in 2002 to $553,944 in 2003, an increase of 11%. Marketing, customer service and sales payroll increased from $609,556 in 2002 to $708,327 in 2003, or $98,771, an increase of 16%. Medical benefits increased from $41,223 in 2002 to $57,380 in 2003 an increase of $16,157 or 39%.

Cost of professional services increased by 22% from $321,598 in 2002 to $392,796 in 2003. Professional fees were primarily related to consulting, auditing and legal costs. Audit fees totaled $101,308 in 2002 and $115,669 in 2003, an increase of 14%. Consulting services increased from $60,828 in 2002 to $101,115 in 2003. The increase was due to documentation services and consulting on direct sales of electrosurgical generators.

Gain from operations was $663,458 in 2003 as compared to an operating loss of $473,895 in 2002. There was a net gain for the Company in 2003 of $681,317 as compared to a net loss in 2002 of $514,765. The gain for 2003 was mostly attributable to the increased sales associated with the development of the OEM private label line of generators and accessories.

Total other costs as a percentage of sales were 39% in 2003 as compared to 46% in 2002. Total costs increased mostly due to the costs associated with the increase in selling, general and administrative expenses and salaries and related costs. For the year 2003, total other costs were $6.4 million as compared to $5.7 million for 2002, a 12% increase.

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

In order to provide additional working capital, the Company has secured a $1,500,000 credit facility with a local commercial bank. This facility is payable on demand. For the year end December 31, 2003, the Company had zero funds drawn down on this credit facility.

Financial Condition

As of December 31, 2003, cash totaled $306,137 as compared to $379,209 at December 31, 2002. Cash provided by operating activities was $915,313 in 2003 compared to $254,178 in 2002. Net working capital of Bovie was $3,837,482 and $3,084,743 on December 31, 2003 and 2002, respectively.

The amount of cash used in investing activities was $654,841 in 2003, compared to $247,167 in 2002. The increase in 2003 was attributed to our signing an additional lease on 20,000 square feet of manufacturing and office one block away from the facility we own in St. Petersburg, Florida. We continued to invest in property, plant and equipment needed for anticipated future business requirements, including manufacturing capacity. Our investment in fixed assets increased in 2003 to $565,915 from $220,671 in 2002. The increase can be attributed to setting up the new factory facility and office in St. Petersburg, Florida. In the year 2001, the Company invested $200,000 in a joint venture involving a new unipolar low temperature plasma technology.

The net cash used by financing activities was $302,200 in 2002. In 2003 net cash provided by financing activities was $333,544. A significant item of financing activity in 2003 resulted from the exercise of 350,000 stock options by employees and former consultants for $251,000. In each of 2002 and 2003 Bovie reduced its first mortgage by $31,668.

Our ten largest customers accounted for approximately 66% of net revenues for 2003 as compared to 63% in 2002. For both years December 31, 2003 and 2002, our ten largest trade receivables accounted for approximately 63% of outstanding receivables. In 2003 one customer accounted for 22% of total sales.

Product Development

Most of the Company’s products and product improvements have been developed internally. Funds for this development have come from internal cash flow and the sale of common stock upon the exercise of stock options. The Company maintains close working relationships with physicians and medical personnel in hospitals and universities who assist in product research and development. New and improved products play a critical role in the Company’s sales growth. The Company continues to place emphasis on the development of proprietary products and product improvements to complement and expand its existing product lines. The Company has a centralized research and development focus, with its one manufacturing location responsible for new product development and product improvements. Our research, development and engineering units at the manufacturing location maintain relationships with distribution locations and customers in order to provide an understanding of changes in the market and product needs. During 2004 we intend to invest in the J Plasma Technology, the Suture Removal Technology, the Gastrointerology device and the Cardio and Urological Electrosurgical devices. The cost for this development will be paid from the operating cash flows.

In the next year we do not contemplate any material purchase or acquisition of assets which our ordinary cash flow and or credit line would not be able to sustain.

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

Non-Medical Products

In 2003, our sales of flexible lighting products, used primarily in the automotive and locksmith industries, totaled $375,250. One customer accounted for 80% of such sales. We discontinued our non-medical product line by selling our inventory at cost, and Licensing our customer list land manufacturing technology to our largest customer in that field for $500,000 payable in equal installments over 5 years. We believe this sale will have no material impact on our continuing operations or financial condition. The transaction is being accounted for as a licensing agreement and in 2003 we received income of $57,750 from the licensing.

Scientific Advisory Board

On July 8, 2003, the Company announced the formation of a scientific advisory board to assist in the advancement of new products and technologies. The advisory board includes: Yuval Carmel, Ph. D., Peter M. Pardoll, MD and Mr. Gregory Konesky.

Backgrounds

Dr. Yuval Carmel is a senior research scientist at the University of Maryland. Dr. Carmel has over 20 years of research and development experience in the areas of advanced electrosurgical equipment for medical applications, physics of plasma, applied physics, electromagnetics and electro-physics. He has published over 90 papers in scientific journals, is a holder of three patents and five pending patents.

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

Mr. Gregory Konesky has been Bovie’s lead scientist in new product development for J-Plasma, advanced plasma applicator design, plasma physical research and other electrosurgical products. Mr. Konesky has published over 13 scientific papers, holds one patent, with another pending. He has also presented at a variety of scientific forums over the past several years as well as being a member of over 10 scientific societies.

The Board’s term is for one year and the members will be compensated with stock options and at their per diem rate, as required.

Reliance on Collaborative, Manufacturing and Selling Arrangements

We are dependent on certain contractual OEM customers for product development wherein we are to provide the manufacturing of the product developed. However, the customer has no legal obligation to purchase the developed products. Should the collaborative customer fail to give us purchase orders for the product after development, our future business and value of related assets could be negatively affected. Furthermore, no assurance can be given that a collaborative customer may give sufficient high priority to our products. In addition, disagreements or disputes may arise between Bovie and its contractual customers which could adversely affect production of our products. We also have similar informal collaborative arrangements with two foreign suppliers except that we request the development of certain items and components and we purchase them from the foreign supplier pursuant to purchase orders. Our purchase orders are never for more than one year and are supported by customer purchase orders from our customers.

Liquidity and Future Plans

Our focus is to acquire, develop, and manufacture new product technologies and to expand our manufacturing capabilities through current operating cash flows and bank financing, if necessary.

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

Our management believes that Bovie has the product mix, facilities, personnel, competitive edge, operating cash flows and financial resources for business success in the immediate (1 year) future and distant future (after 1 year), but future revenues, costs, margins, product mix and profits are all subject to the influence of a number of factors, as discussed above.

Critical Accounting Estimates

We have adopted various accounting policies to prepare the consolidated financial statements in accordance with accounting principles generally accepted (GAAP) in the United States of America (U.S.). Our most significant accounting policies are disclosed in Note 1 to the consolidated financial statements.

The preparation of the consolidated financial statements, in conformity with U.S. GAAP, requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, property, plant and equipment, minority investment, legal proceedings, research and development, warranty obligations, product liability, pension obligations, sales returns and discounts, and income taxes are updated as appropriate, which in most cases is at least quarterly. We base our estimates on historical experience, actuarial valuations, or various assumptions that are believed to be reasonable under the circumstances and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Actual results may materially differ from these estimates.

Estimates are considered to be critical if they meet both of the following criteria: (1) the estimate requires assumptions about material matters that are uncertain at the time the accounting estimates are made, and (2) other materially different estimates could have been reasonably made or material changes in the estimates are reasonably likely to occur from period to period. Our critical accounting estimates include the following:

Allowance for doubtful accounts

The Company maintains an allowance for doubtful accounts for estimated losses in the collection of accounts receivable. The Company makes estimates regarding the future ability of its customers to make required payments based on historical credit experience and expected future trends. If actual customer financial conditions are less favorable than projected by management, additional accounts receivable write-offs may be necessary, which could unfavorably affect future operating results.

Inventory Reserves

The Company maintains reserves for excess and obsolete inventory resulting from the potential inability to sell its products at prices in excess of current carrying costs. The markets in which the Company operates are highly competitive, with new products and surgical procedures introduced on an ongoing basis. Such marketplace changes may cause the Company’s products to become obsolete. The Company makes estimates regarding the future recoverability of the costs of these products and records a provision for excess and obsolete inventories based on historical experience, expiration of sterilization dates and expected future trends. If actual product life cycles, product demand or acceptance of new product introductions are less favorable than projected by management, additional inventory write-downs may be required, which could unfavorably affect future operating results.

Income Taxes

The Company operates in multiple tax jurisdictions both inside and outside the United States. Accordingly, management must determine the appropriate allocation of income to each of these jurisdictions. Tax audits associated with the allocation of this income and other complex issues may require an extended period of time to resolve and may result in income tax adjustments if changes to the income allocation are required between jurisdictions with different tax rates. Because tax adjustments in certain jurisdictions can be significant, the Company records accruals representing management’s best estimate of the probable resolution of these matters. To the extent additional information becomes available, such accruals are adjusted to reflect the revised estimated probable outcome.

Other Matters

The Company distributes its products throughout the world. As a result, the Company’s financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. The Company’s operating results are primarily exposed to changes in exchange rate among the United States dollar and the European currencies, in particular the euro and the British pound. When the United States dollar weakens against foreign currencies, the dollar value of sales denominated in foreign currencies increases. When the United States dollar strengthens, the opposite situation occurs. The Company manufactures its products in the United States, Pakistan, Bulgaria, China and incurs the costs to manufacture in US dollars.

Item 7. Financial Statements.

(See Attached)

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no disagreements with, or changes in, accountants.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons

Bovie’s Executive Officers and directors are as follows:

Name	Position	Director Since
Andrew Makrides	Chairman of the Board, President, CEO	December 1982
J. Robert Saron	President of Aaron Medical Industries,Inc. and Director	August 1994
George Kromer	Director	October 1995
Alfred V. Greco	Director	April 1998
Brian Madden	Director	September 2003
Moshe Citronowicz	Executive Vice President and Chief Operating Officer	--
Charles Peabody	Chief Financial Officer and Secretary	--

Directors serve for one-year terms and are elected at the annual shareholders meeting.
Andrew Makrides, Esq. age 62, Chairman of the Board and President, member of the Board of Directors, received a Bachelor of Arts degree in Psychology from Hofstra University and a Juris Doctor Degree from Brooklyn Law School. He is a member of the Bar of the State of New York and practiced law from 1968 until joining Bovie Medical Corporation as Executive Vice President and director, in 1982. Mr. Makrides became President of the Company in 1985 and the CEO in December 1998 and has served as such to date. Mr. Makrides employment contract extends to December 31, 2009.
J. Robert Saron, age 51, Director, holds a Bachelor's degree in Social and Behavioral Science from the University of South Florida. From 1988 to present Mr. Saron has served as a director of Aaron Medical Industries, Inc. (formerly Suncoast Medical Manufacturing, Inc.). Mr. Saron served as CEO and chairman of the Board of the Company from 1994 to December 1998. Mr. Saron is presently the President of Aaron Medical Industries, Inc., which serves as the Company's marketing subsidiary, and he is also a member of the Board of Directors of the Company. Mr. Saron serves on two industry boards, the Health Industry Distributors Association Education Foundation and the Healthcare Manufacturing Marketing Council. Mr. Sarons employment contract extends to December 31, 2009.

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

Moshe Citronowicz, age 51, is a graduate of the University of Be’er Sheva, Be’er Sheva, Israel, with a Bachelor of Science Degree in electrical engineering. He has also received certificates from Worcester Polytech, Lowell University and the American Management Association for completion of seminars in MRP, master scheduling, purchasing SPC, JIT, accounting and plant management. Since coming to the United States in 1978, Mr. Citronowicz has worked in a variety of manufacturing and high tech industries. In October 1993, Mr. Citronowicz joined the Company as Vice President of Operations. He is responsible for all areas of manufacturing, purchasing, product redesign, as well as new product design. In September 1997, Mr. Citronowicz was appointed by the Board of Directors to the position Executive Vice President and Chief Operating Officer. Mr. Citronowicz employment contract extends to December 31, 2009.

Charles Peabody, CPA, age 52, graduated from Babson College with a BSBA in accounting. He is a Certified Public Accountant in the States of Florida and Vermont. During the past twenty years, Mr. Peabody has had positions ranging from vice president, finance and administration of an $11 million telecommunication equipment manufacturer to the chief financial officer of an $18 million commercial refrigeration glass door company. Mr. Peabody is a member of the American and Florida Institutes of Certified Public Accountants.

Brian Madden, Age 49, graduated from Iona College in 1976 with a Bachelor of Business Administration degree. Mr. Madden is married with two children and is currently the President of Liberty Title Agency. He has been a member of the boards of various professional and civic organizations such as: Long Island Housing Partnership, chairman of NYS Land Title Assoc-Agents Committee, Elwood School Board, Good Samaritan Hospital Board of Governors, Long Island Childrens Museum and various others. Mr. Madden presently sits on our audit committee and is considered a financial expert.

On March 30, 2004 Bovie adopted an executive employee ethics code.

A copy of the code of ethics will be provided without charge to any person upon request to Bovie Medical 734 Walt Whitman Road, Melville, NY 11747, Attn: Andrew Makrides.

Item 10. Remuneration

The following table sets forth the compensation paid to the executive officers of the registrant for the three years ended December 31, 2003:

Summary Compensation Table
					Long Term Compensation
	Annual Compensation				Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name Principal and Position	Year	Salary($)	Bonus($)	Other Annual Compensation-(a)($)	Restricted Stock Award(s) (b)($)	Securities Underlying Options/ SARs(#)	LTIP Payouts ($)	All Other Compensation ($)

Andrew Makrides President, CEO Chairman of the Board	2003	$158,406	2,967	9,942	--	110,000	--	--
	2002	$141,835	2,760	9,581	--	--	--	--
	2001	$146,446	2,567	12,352	--	155,000	--	--

J. Robert Saron Director President of Aaron Medical and Director	2003	$219,786	4,200	15,568	--	110,000	--	--
	2002	$200,545	3,907	15,533	--	--	--	--
	2001	$199,485	3,624	18,018	--	155,000	--	--

Moshe Citronowicz Executive Vice President- Chief Operating Officer	2003	$158,637	3,086	14,345	--	110,000	--	--
	2002	$147,370	2,871	15,688	--	--	--	--
	2001	$149,697	2,671	17,205	--	155,000	--	--

(a)	Other compensation consists of medical insurance and auto.
(b)	There were no awards given in 2001-2003.

No options were granted or issued to any executive officer or director during fiscal year ending December 31, 2002. In 2003, a total of 585,000 options were granted to executive officers and directors.

Stock Options

The following table contains information covering options to purchase shares of the Company’s Common Stock granted to the Named Executives in 2003 pursuant to the Company’s 2003 Stock Option Plan.

Name of Officer	Number of Shares of Common Stock Underlying Options Granted#(1)	% of Total Options Granted to Employees in 2003	Exercise Price $ (sh)	Expiration Date	Grant Date Present Value $ (2)
Charles Peabody	35,000		3.25	09/29/13	65,257
	25,000.70			01/21/13	10,040
Total	60,000	2.99%			75,297

Moshe Citronwiez	25,000		3.25	09/29/13	46,613
	85,000.70			01/21/13	34,134
Total	110,000	6.14%			80,747

J. Robert Saron	25,000		3.25	09/29/13	46,613
	85,000.70			01/21/13	34,134
Total	110,000	6.14%			80,747

Andrew Makrides	25,000		3.25	09/29/13	46,613
	85,000.70			01/21/13	34,134
Total	110,000	6.14%			80,747

Total options granted (as adjusted) were 1,791,000 which represents 100% of the options granted in 2003.

(1) Such options were granted at 100% of fair market value on the date of grant and become immediately exercisable as to the shares covered thereby.

(2) The Grant Date Present Value has been calculated using the Black-Scholes option pricing model and assumes a risk-free rate of return of 4.0%, an expected option life of 10 years, no dividend yield and a stock volatility of 42%. No adjustment was made for nontransferability or forfeitures. Such assumptions are based upon historical experience and are not a forecast of future stock price performance or volatility or of future dividend policy. Such information, which is presented in accordance with the requirements of the Securities and Exchange Commission, is not necessarily indicative of the actual value that such options will have to the Named Executives, which will be dependent upon market prices for the Common Stock.

Equity Compensation Plan Information:

Plan category	Number of Securities to be issued upon exercise of outstanding options,	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation Plans approved by Security holders

	3,988,800	$1.004	552,200

Equity compensation Plans not approved By security holders

	--	--	--

Total	3,988,800	1.004	552,200

The following table summarizes:
1. Total options held at  in the last fiscal year by officers and directors.
2. The fiscal year and the fiscal year end option values.

	Number of	Value of
	Unexercised	Unexercised
	Options	Options at
	At Fiscal Year	Fiscal
	End (#)	Year
Name	Exercisable	End

Charles Peabody	$85,000	$117,250
Andrew Makrides	485,000	1,082,700
J. Robert Saron	505,000	1,145,350
Moshe Citronowicz	440,000	996,425
Alfred Greco	335,000	747,200
George Kromer	390,000	861,675

Other	1,658,800	3,266,194
	$3,988,800	$8,340,941

Brian Madden was entitled to 25,000 options but had not received them by year end and is not included above.

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

George Kromer	85,000
Alfred Greco	85,000
Moshe Citronowicz	110,000
Robert Saron	110,000
Andrew Makrides	110,000
Charles Peabody	60,000
Brian Madden	25,000	09/23/2003	Board Member
Total	585,000

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

Bovie Medical Corporation
December 31, 2003

	Contract	Expiration	Current	Auto
	Date	Date(1)	Base Pay	Allowance

Andrew Makrides	01/01/98	12/31/2009(1)	$167,683	$6,310
J. Robert Saron	01/01/98	12/31/2009(1)	230,296	6,310
Moshe Citronowicz	01/01/98	12/31/2009(1)	158,637	6,310

(1)
Includes total extensions for six years- Salaries increase annually pursuant to a contract formula. In the event of a change in control, each officers’ contract contains an option for each respective officer to resign and receive 3 years salary.

Item 11. Section 16(a) Beneficial Ownership Reporting Compliance

The following table sets forth certain information as of December 31, 2003, with respect to the beneficial ownership of the Company’s common stock by all persons known by the Company to be the beneficial owners of more than 5% of its outstanding shares, by directors who own common stock and/or options to levy common stock and by all officers and directors as a group.

	Number of Shares
			Nature of	Percentage of
Name and Address	Title	Owned (i)	Ownership	Ownership(i)

Maxxim Medical Inc. 10300 49th Street, North Clearwater, FL 33762	Common	3,000,000	Beneficial	17.2%

Directors and Officers

Andrew Makrides 734 Walt Whitman Road Melville, NY 11746	Common	800,800(ii)	Beneficial	4.6%

George Kromer P.O. Box 188 Farmingville, NY 11738	Common	390,000(iii)	Beneficial	2.2%

Alfred V. Greco 666 Fifth Avenue New York, NY 10103	Common	386,500(iv)	Beneficial	2.2%

J. Robert Saron 7100 30th Avenue North St. Petersburg, FL 33710	Common	937,976(v)	Beneficial	5.3%

Moshe Citronowicz 7100 30th Avenue North St. Petersburg, FL 33710	Common	614,591 (vi)	Beneficial	3.5%

Brian Madden 300 Garden City Plaza Garden City, NY 11530	Common		--(vii)	-(vii)

Officers and Directors as a group(7)		3,189,867(viii)		18.3%

(i) Based on 13,464,528 outstanding shares of Common Stock and 3,988,000 outstanding options to acquire a like number of shares of Common Stock as of December 31, 2003, of which officers and directors owned a total of 2,240,000 options and 989,867 shares at December 31, 2003.

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

(iv) Includes 335,000 shares reserved pursuant to 10 year options exercisable at prices varying between $.50 per share for 100,000 shares up to $3.25 per share for 25,000 shares. Mr. Greco’s wife presently owns 51,500 shares.

(v) Includes 505,000 shares reserved pursuant to 10 year options owned by Mr. Saron, exercisable at prices ranging from $.50 per share for 75,000 shares, and $3.25 per share for 25,000 shares.

(vi) Includes 440,000 shares reserved pursuant to 10 year options owned by Mr. Citronowicz exercisable at prices ranging from $.50 for 75,000 shares to $3.25 for 25,000.

(vii) In 2003 Mr. Madden was awarded 25,000 options to purchase Common Stock at a price of $3,25 per share.

(viii) Includes 2,240,000 shares reserved for outstanding options owned by all Executive Officers and directors as a group. The last date options can be exercised is September 29, 2013.

In 2003, the Board of Directors granted options to the executive officers and directors of Bovie as set forth in the table below:

		Number of
Name	Title	Options

Andrew Makrides	President, Director	110,000
Moshe Citronowicz	Vice President, COO	110,000
Charles Peabody	Secretary, Chief Financial Officer	60,000
George Kromer	Director	85,000
Brian Madden	Director	25,000
Alfred V. Greco	Director	85,000
J. Robert Saron	Vice President, Sales, Director	110,000

The above executive officers and directors received grants of options in 2003 for which they inadvertently neglected to timely file appropriate Form 4s reflecting the option grants.

Item 12. Certain Relationships and Related Transactions

In 2003, the Executive Officers and directors were awarded a total of 400,000 and 185,000 options to purchase the Company's Common Stock at exercise prices of $.70 and $3.25 per share under the Company's 2003 Executive and Employee Stock Option Plan. See Remuneration

A director, Alfred V. Greco Esq. is the principal of Alfred Greco PLLC, the Company's counsel. Alfred V. Greco PLLC received $73,646 and $59,303 in legal fees for the years 2003 and 2002, respectively. See “Security Ownership of Certain Beneficial Owners and Management.”

A director, George Kromer also serves as a consultant to the Company with consulting compensation of $16,615 and $17,586 for 2003 and 2002, respectively.

Two relatives of the chief operating officer of the Company are employed by the Company. Yechiel Tsitrinovich, an engineering consultant received compensation for 2003 and 2002 of $46,978 and $77,150 respectively. The other relative, Arik Zoran, is an employee of the Company in charge of the engineering department. He has a two year contract providing for a salary of $90,000 per year plus living expenses and benefits. For 2003 he was paid $144,434 which includes living expenses and benefits. The Company is attempting at this time to secure a permanent work visa for Mr. Zoran.

Item 13. Exhibits and Reports on Form 8-K

No Form 8-K was filed in the fourth quarter of 2003.

Item 14. Disclosure Controls And Procedures

(a) Evaluation of disclosure controls and procedures

For purposes of rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 ("Exchange Act") the term "disclosure controls and procedures" refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Within 90 days prior to the date of this report ("Evaluation Date"), Bovie carried out an evaluation under the supervision and with the participation of Bovie’s Chief Executive Officer and its Chief Financial Officer of the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2003, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our periodic reports filed under and pursuant to the Exchange Act.

(b) Changes in internal controls

There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

Item 15. Principal Accountant Fees And Services

The following table sets forth the aggregate fees billed to us for fiscal years ended December 31, 2003 and 2002 by Bloom & Co., LLP, our auditors:

	2003	2002

Audit Fees (1)	$ 110,669	$ 96,308

Non-Audit Fees:
Audit Related Fees(2)	--
Tax Fees(3)	5,000	5,000
All other Fees(4)	--	--

Total Fees paid to Auditor	$ 115,669	$ 101,308

(1) Audit fees consist of fees billed for professional services rendered for the audit of Bovie’s annual financial statements and review of the interim consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Bloom & Co., LLP in connection with statutory and regulatory filings or engagements.

(2) Audit-Related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Bovie’s consolidated financial statements and are not reported under “Audit Fees”.

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

Prior to September 29, 2003 the audit committee consisted of the board of directors. On September 29, 2003 the board of directors appointed Brian Madden, George Kromer (both independent directors) and Andrew Makrides as audit committee members. Mr. Madden is considered audit committee financial expert because of his education (BBA), background as executive officer of a financial firm and his experience as treasurer of several organizations and his membership on a number boards of directors (see bio in Item 9).

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Petersburg, State of Florida on February 14, 2005.

Bovie Medical Corporation

By: /s/ Andrew Makrides
Andrew Makrides
President
Chairman of the Board

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities amended and on the dates indicated.

Signatures	Title and Date

/s/Andrew Makrides Andrew Makrides	Chairman of Board Chief Executive Officer President, Director February 14, 2005

/s/J. Robert Saron J. Robert Saron	Director February 14, 2005

/s/George W. Kromer George W. Kromer	Director February 14, 2005

/s/Charles Peabody Charles Peabody	Chief Financial Officer February 14, 2005

/s/Alfred V. Greco Alfred V. Greco	Director February 14, 2005

/s/Brian Madden Brian Madden	Director February 14, 2005

PART II

ITEM 7. FINANCIAL STATEMENTS

BOVIE MEDICAL CORPORATION

Contents:

Independent Auditors' Report

Consolidated Balance Sheet at December 31, 2003 and 2002

Consolidated Statements of Operations for the years
ended December 31, 2003 and 2002

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2003 and 2002

Consolidated Statements of Cash Flows for the years
ended December 31, 2003 and 2002

Notes to Consolidated Financial Statements

Consent of Certified Public Accountant

BLOOM & CO., LLP 50 CLINTON STREET. HEMPSTEAD. NEW YORK 11550:	.TEL 516 - 486-5900
CERTIFIED PUBLIC ACCOUNTANTS	FAX : 516 - 486-5476

STEVEN BLOOM, CPA FREDERICK PAUKER, CPA SIROUSSE TABRIZTCHI, Ph.D. CPA	MEMBER OF AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bovie Medical Corporation as of December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in the Note 1 the Company restated the statements of operations and cash flows for the year ended December 31, 2003.

BLOOM & CO., LLP
Hempstead, New York
March 25, 2004, except for the notes 1-6, 11, and 14-16
As to which the date is February 1, 2005

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2003 AND 2002

ASSETS

	2003	2002

Current assets:

Cash	$306,137	$379,209
Trade accounts receivable, net	1,708,181	1,350,487
Inventories	2,451,149	2,357,505
Prepaid expenses	390,025	164,264
Deferred tax asset	386,200	386,200
Other Assets	--	45,044

Total current assets	5,241,692	4,682,709

Property and equipment, net	1,900,015	1,559,080

Other assets:

Repair parts	228,226	281,746
Trade name	1,509,662	1,509,662
Patent rights, net	144,967	258,214
Deposits	9,470	9,470
Investment Joint Venture	200,000	200,000

	2,092,325	2,259,092

Total Assets	$9,234,032	$8,500,881

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2003 AND 2002
(Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

	2003	2002
Current liabilities:

Accounts payable	$679,792	$478,668
Accrued expenses	577,075	396,949
Customers deposits	112,000	128,000
Notes payable	--	525,467
Due to shareholders	--	37,214
Current maturities of long term debt	35,343	31,668

Total current liabilities	1,404,210	1,597,966

Notes Payable-Non current	379,995	411,664

Stockholders' equity:

Preferred stock 10,000,000 shares authorized, none outstanding		--

Common stock par value $.001; 40,000,000 shares authorized, 13,464,528 and 13,256,103 issued and outstanding on December 31, 2003 and December 31, 2002 respectively,	16,641	13,274
Additional paid in capital	20,093,936	19,820,044
Accumulated deficit	(12,660,750)	(13,342,067)

Total stockholders' equity	7,449,827	6,491,251

Total liabilities and stockholders' equity	$9,234,032	$8,500,881

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002

Sales	$16,117,722	$12,446,571
Cost of sales	9,050,240	7,190,295

Gross Profit	7,067,482	5,256,276

Other costs:
Research and development	717,347	693,710
Professional services	392,796	321,598
Salaries and related costs	2,275,488	2,093,642
Selling, general and
administration	2,936,479	2,496,776
Equity in net loss of
unconsolidated affiliate	81,914	124,445

Total other costs	6,404,024	5,730,171

Income(loss)from operations	663,458	(473,895)

Other income and (expense):

Interest income	2,980	5,206
Interest expense	(34,060)	(48,451)
Miscellaneous/other income	--	2,375

	(31,080)	(40,870)

	632,378	(514,765)

Income tax expense	(228,000)	--
Income tax benefit	228,000	--
Net income from
continuing operations	$632,378	$(514,765)

Discontinued Operations
Gain from
Operations of
discontinued component
(loss on disposal -0-)	$48,939	$--
Income tax	18,000
Income tax benefit	(18,000)	--

Gain on discontinued operations	48,939	--

Net income	$681,317	$(514,765)
The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
(CONTINUED)

	2003	2002

Basic earnings (Loss) per common share	$.05	$(.04)

Diluted earnings (Loss) per common share	.05	N/A

Weighted average number
of common shares outstanding	13,188,353	13,204,755

Incremental items

Stock options	1,647,097	N/A

Diluted weighted average
common shares outstanding	14,835,450	N/A

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	Options	Preferred		Common		Paid-
	Outstanding	Shares	Value	Shares	Value	in Capital	Deficit	Total
Balance as of January 1, 2002	2,909,000	--	--	13,256,103	$13,274	$19,814,334	$(12,827,302)	$7,000,306

Subscription receivable	--	--	--	--	--	5,710	--	5,710

Loss for Period	--	--	--	--	--	--	(514,765)	(514,765)
Balance as of
December 31, 2002	2,909,000	--	--	13,256,103	13,274	$19,820,044	$(13,342,067)	$6,491,251

Subscription Receivable						6,131		6,131

Cancel shares on
Recission offer	--	--	--	(142,575)	(143)	18,931	--	18,788

Exercise options for cash	(350,000)			350,000	3,500	247,500	--	251,000

Options cancelled or forfeited	(361,200)	--	--	--	--	--	--	--

Options granted	1,791,000	--	--	--	--	--	--	--

Shares issued for promotion	--	--	--	1,000	10	1,330	--	1,340

Income for period	--	--	--	--	--	--	681,317	681,317

December 31, 2003	3,988,800	--	--	13,464,528	$16,641	$20,093,936	$(12,660,750)	$7,449,827
The accompanying notes are an integral part of the financial statements
.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002

Cash flows from operating activities:

Net income(loss)	$681,317	$(514,765)
Adjustments to reconcile
net income to net cash provided
by operating activities:

Depreciation and amortization	314,682	274,876
Cancel recission liability	18,788
Promotion cost paid with shares	1,340
Write down of inventories and parts	193,981	367,551
Write down development cost	112,471	--

Change in assets and liabilities:
Trade receivables	(357,694)	(149,554)
Prepaid expenses	(225,761)	(36,219)
Inventories and parts	(234,105)	(286,703)
Other receivables	45,044	(44,265)
Accounts payable	201,124	105,293
Accrued expenses	164,126	29,608

Total adjustments	233,996	260,587

Net cash provided by operations	$915,313	$254,178

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
(Continued)

	2003	2002
Net cash provided by
operating activities	$915,313	$(254,178)

Cash flows from investing activities:

(Increase) in fixed assets	(565,915)	(220,671)
Decrease(Increase)in security deposits	--	(1,346)
Purchase of technology	(88,926)	(25,150)

Net cash (used in) investing activities	(654,841)	(247,167)

Cash flows from financing activities;

Loans from shareholders	(37,215)	--
Sale of common stock	251,000	--
Reduction in subscription receivable	6,131	5,710
Pay off mortgage	(31,668)	(31,668)
Bonds payable	(20,000)	--
Short term notes	(501,792)	328,158

Net cash (used in) financing activities	(333,544)	302,200

Net increase(decrease) in cash	(73,072)	(199,145)
Cash at beginning of year	379,209	578,354

Cash at end of year	$306,137	$379,209

Cash paid during the twelve months ended December 31:

	2003	2002

Interest	$34,060	$47,530

Income Taxes	--	--

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

Accounts Receivable

Accounts for which no payments have been received for three consecutive months are considered delinquent and a reserve is setup for them. Customary collection efforts are initiated and an allowance for uncollectible accounts is set up and the related expense is charged to operations. We give sales volume discounts.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories and Repair Parts

Inventories are stated at the lower of cost or market. Cost is determined principally on the average actual cost method. Finished goods and work-in-process inventories include material, labor, and overhead costs. Factory overhead costs are allocated to inventory manufactured in-house based upon cost of materials. Bovie monitors usage reports to determine if the carrying value of any items should be adjusted due to lack of demand for the item. Bovie adjusts down the inventory for estimated obsolescence or unmarketable inventory equal to difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-down may be required.

Inventory at December 31, 2003 and 2002 was as follows:

	2003	2002
Raw materials (net of reserves)	$1,332,742	$1,180,758
Work in process	616,837	524,322
Finished goods	501,570	652,425

Total	$2,451,149	$2,357,505

Reserves for obsolescence of raw materials were $784,992 and $644,530 at December 31, 2003 and 2002, respectively. There were no reserves for finished goods or work in progress.

Obsolete raw material inventory charged to operations was $352,295 and $331,869 for 2003 and 2002, respectively.

Repair Parts. We acquired the inventory of repair parts in conjunction with the purchase of the Bovie line of generators and Bovie trade name, on May 8, 1998. Bovie has maintained the inventory to service the previously sold generators. The useful life of repair parts is estimated to be five to seven years and the Company has set up an allowance for excess and obsolete parts.

As of December 31, 2003 and 2002 the inventory of parts were as follows:

	2003	2002
Raw materials	$317,614	$498,136
Allowance for excess or obsolete parts	(89,388)	(216,390)
	$228,226	$281,746

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Notes Payable

The Company accounts for all note liabilities that are due and payable in one year as short term notes for example: Its line of credit with a commercial bank and its insurance premium financing arrangement.

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

Impairment of Long-Lived Assets

Bovie reviews long-lived assets for impairment whenever events or changes in business circumstances occur that indicate that the carrying amount of the assets may not be recoverable. Bovie assesses the recovery ability of long-lived assets held, and to be used, based on undiscounted cash flows and measures the impairment, if any, using discounted cash flows.

Goodwill and Other Intangible Assets

Intangible assets- These assets consist of patent rights and trade name. The patent rights are being amortized by the straight-line method over a 5-year period. The trade name qualifies as an indefinite-lived intangible asset and is not subject to amortization. Trade name is tested for impairment annually, or more frequently if the events or changes in circumstances indicate that the asset may have been impaired. In the event of impairment of any intangible asset, the excess of the carrying amount over the fair value is recognized as impairment loss. The impairment losses are not restored in future. We assess the recovery ability of goodwill and other intangible assets based on independent appraisal and or undiscounted cash flows that measures the impairment, if any, using discounted cash flows.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition and Product Warranty

Revenue from sales of all of our products is recognized upon shipment to customers. We warrant our products for one year. The estimated future costs of warranties are not material. Revenue is recognized in the financial statements (and the customer is billed) when products are shipped from stock. We include revenues from freight in gross sales and cost of freight in cost of goods sold. Allowances for estimated uncollectible accounts, discounts, returns, and allowances are provided as a reduction to sales when sales are recorded. The exception is the case of bad debt expense which is charged to selling general and administrative.

Advertising Costs

All advertising costs are expensed, as incurred. The amounts of advertising costs were $529,711 and $359,875 for 2003 and 2002, respectively.

Net Loss and Earnings Per Common share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. The assumed exercise of outstanding stock options have been excluded from the calculations of loss per share as their effect is antidilutive, in 2002 and have been included in 2003.

Basic earnings per share ("EPS") is computed based on the weighted average number of common shares outstanding for the period. Diluted EPS gives effect to all dilutive potential shares outstanding (i.e., options and warrants) during the period.

Basic earnings per share and diluted earnings per share for discontinued operations in 2003 were both nil.
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

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Research and Development Costs for Others

We will only develope electrosurgical products for others that use our product as the base for their instrument. Our development agreements provide that the customer must pay the costs for the development as it progresses and further provide that any future purchases of the developed product must be purchased from us. We assume no contractual risk and operate as the customer’s original equipment manufacturer. Our agreements calls for no minimum order, but the customer may not manufacture or purchase this product from any other manufacturer.

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

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement No. 146 addresses the timing of recognition and the related measurement of the costs of one-time termination benefits. Under SFAS 146, liabilities for costs associated with a plan to dispose of an asset or to exit a business activity must be recognized in the period in which the costs are incurred. Statement No. 146 is effective for exit activities initiated after December 31, 2002, with early application allowed. Bovie adopted SFAS 146 effective January 1, 2002. The adoption of SFAS 146 did not have a material effect on the financial position, results of operations or cash flows of Bovie.

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

In November 2002, the EITF finalized its consensus on EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables”, which provides guidance on the method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. Under EITF 00-21, revenue must be allocated to all deliverables regardless of whether an individual element is incidental or perfunctory. The adoption of EITF 00-21 did not have a material impact on the Company’s results of operations or financial position.

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

In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not materially impact the Company’s financial position or results of operations.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise, it is effective on July 1, 2003 except for mandatorily redeemable non-ontrolling (minority) interest which, on October 29, 2003, the FASB decided to defer indefinitely. The adoption of SFAS No. 150 did not materially impact the Company’s financial position or results of operations

In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which supercedes SAB No. 101, “Revenue Recognition in Financial Statements.” SAB No. 104 rescinds accounting guidance in SAB No. 101 related to multiple element arrangements, which was previously superceded by EITF 00-21 (see above). The adoption of SAB No. 104 did not have a material impact on the Company’s results of operations or financial position.

Restatement of Financial Statements

The Company has reclassified the term loan and line of credit payments and included them under cash flows from financing activities  in the statement of cash flows for the year ended December 31, 2003. Also, the Company restated the statement of operations for the year ended December 31, 2003, and accounted for the sale of the non-medical product line as a discontinued operation.

NOTE 2. DESCRIPTION OF BUSINESS

Background

Bovie Medical Corporation (“Bovie”) was incorporated as An-Con Genetics, Inc. 1982, under the laws of the State of Delaware and has its principal executive office at 734 Walt Whitman Road, Melville, New York 11747.

Bovie is actively engaged in the business of manufacturing and marketing medical products and developing related technologies. Aaron Medical Industries, Inc. ("Aaron"), a 100% owned subsidiary based in St. Petersburg, Florida is engaged in marketing our medical products. Previously Bovies largest product line was battery-operated cauteries, we have shifted our focus to the manufacture and marketing of generators and electrosurgical disposables. This new focus on high frequency generators is evident in the development of the Aaron 800 and Aaron 900 high frequency desiccators, the Aaron 950- the first high frequency desiccator with cut capability, the Aaron 1250 and the Aaron 2250. The Aaron 1250 and Aaron 2250 are designed for today’s rapidly expanding surgi-center market. Additionally, our new 200-watt electrosurgical unit and our new 300-watt electrosurgical unit are being marketed under the Bovie name.

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

Joint Venture Agreement

In February 2000, Bovie entered into a Joint Venture Agreement with a German corporation, Jump Agentur Fuer Elektrotechnik GMBH. Pursuant to the agreement, Bovie advanced $200,000 to the partnership to cover costs of further research toward the production of two commercial prototypes for our contribution we received a 50% equity interest and 50% interest in the profits. Bovie has made available its facilities in Florida for development, manufacturing and marketing of the products of the joint venture and is responsible to expend its best efforts to secure all necessary financing for the research, development and marketing of the products estimated to be an amount up to $1,500,000.

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

Bovie has charged these costs to operations as equity in net loss of unconsolidated affiliate. To date the joint venture has no revenues and is not considered by us to be a significant subsidiary.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. TRADE ACCOUNTS RECEIVABLE

As of December 31, 2003 and 2002 the trade accounts receivable were as follows:

	2003	2002
Trade accounts receivable	$1,917,694	$1,498,512
Less: allowance for doubtful accounts	(116,952)	(36,000)
allowance for discounts	(92,561)	(112,025)

Trade accounts receivable, net	$1,708,181	$1,350,487

Bad debt expense charged to operations was $56,614 in 2003 and $44,460 in 2002.

At December 31, 2003 trade accounts receivable were pledged as collateral in connection with bank loans.

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2003 and 2002 property, plant and equipment consisted of the following:

	2003	2002

Equipment	$714,222	$772,239
Building	637,485	637,485
Furniture and Fixtures	903,711	515,788
Leasehold Improvements	531,694	310,514
Molds	398,589	383,760
	3,185,701	2,619,786
Less:accumulated depreciation	(1,285,686)	(1,060,706)

Net property, plant, and equipment	$1,900,015	$1,559,080

Depreciation expenses for the years ended December 31, 2003 and 2002 were $226,762 and $209,157, respectively.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. PROPERTY, PLANT AND EQUIPMENT (Continued)

Property and Rental Agreements

The following is a schedule of future minimum rental payments as of December 31, 2003 and for the next five years.

2004	$148,780
2005	145,974
2006	141,952
2007	135,308
2008	115,150
$687,167

Total consolidated rent expense for the Company was $59,095 in 2003 and $54,926 in 2002.

NOTE 5. DUE TO SHAREHOLDERS

In response to the registered recission offer made in 1996 by Bovie Medical Corporation to Aaron's former shareholders, certain shareholders owning 46,800 shares had not contacted us. The amount due to these shareholders, including $18,787 of accrued interest, is $37,214. In 2003 we investigated and found that the shareholders that we believed did not receive their shares had actually received them.

NOTE 6. INTANGIBLE ASSETS

At December 31, 2003 intangible assets consisted of the following:

Goodwill acquired:	2003
Trade name (life indefinite)	$1,509,662

Other intangibles at December 31:
2003
Developed technology (5 yr life)	$278,763
Less: Accumulated amortization	(133,796)
Net carrying amount	144,967

The cost of patents, trademarks, patent rights, technologies and copyrights acquired are being amortized on the straight-line method over their remaining lives.  Amortization expense charged to operations in 2003 and 2002 was $151,529 and $81,628, respectively. Fully amortized intangibles that were deleted during 2003 amounted to $94,877 and had a book value of -0-.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. LONG-TERM DEBT AND LINE OF CREDIT

The long-term debt of the Company at December 31, 2003 and 2002 includes a mortgage and notes payable.

	2003	2002

Bonds payable	$--	$20,000
Mortgage payable	411,664	475,000
Term loan	3,675	27,309
Line of credit- bank	--	150,000

	$415,339	$672,309

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
348,328

$411,664

Line of Credit - Commercial Bank

Advances under the new line of credit secured in May of 2001 are limited to the lesser of $1,500,000 or 80% of net accounts receivable from non-affiliated parties. Availability was $1,500,000 on December 31, 2003. The annual interest rate on the loan is variable and is based on the bank's base rate. The line has no expiration date and is due on demand by the bank. The bank has a security interest in inventory, accounts receivable and equipment of the Company (the collateral). The balance due the bank on the credit line at December 31, 2003 was zero.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. OPTIONS

Stock-Based Compensation

The Company has an employee incentive compensation plan (the “Plan”) pursuant to which the Company’s board of directors may grant stock options to officers and key employees. Pursuant to an amendment approved by the Company’s shareholders during 2003, stock options to purchase up to an additional 1,200,000 shares of common stock may be granted under the Plan. Stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant. All stock options have a ten year term and vest and become exercisable immediately on the date of the grant. During 2003, a total of 1,090,000 options were granted at prices of $.70 and $3.25 per share of the 1,200,000 authorized and there were 110,000 additional shares available for grant under the Plan.

Stock-option activity during the periods indicated was as follow:
		Weighted
		average
	Number of	exercise
	shares	price

Balance January 01, 2002	2,909,000.703

No activity in 2002	--	--

Balance December 31, 2003	2,909,000.703

Exercised	(350,000)	.71
Cancelled & forfeited	(361,200)	.86
Granted	1,791,000	1.40

Balance December 31, 2003	3,988,800	1.004

Stock options consisted of the following at December 31, 2003:

Number of Options Currently Exercisable	Weighted Average Remaining Estimated Life	Exercise Price
470,000	10.0	3.25
95,000	10.0	1.30
138,000	3.0	1.25
50,000	3.0	1.15
60,000	3.0	1.15
1,480,000	4.5	.75
500,000	10.0	.70
1,195,800	7.4	.50
3,988,800	6.8	$ 1.00 (a)

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. OPTIONS

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
	2003	2002

Net earnings(Loss) - as reported)	$681,317	$(514,765)
Net earnings(Loss) - pro forma	(317,420)	(514,765)
Gain(Loss) per share	$.05	$(.04)
Gain(Loss) per share-pro forma	(.02)	(.04)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions, zero dividend yield; expected volatility of .50%; risk-free interest rate of 6.34%; and expected lives of 3 years.

NOTE 9. TAXES AND NET OPERATING LOSS CARRYFORWARDS

As of December 31, 2003, the components of deferred tax assets were as follows:
Deferred tax assets:

	2003	2002

Accounts receivable	$53,300	$36,000
Inventories	874,380	680,399
Net operating loss carry forwards	2,922,000	3,160,000
Patent rights, primarily due to
amortization	(73,633)	120,295

Total gross deferred tax assets	3,776,047	3,996,694
Less: Valuation allowance	3,389,847	3,610,494
Net deferred tax assets - current	$386,200	$386,200

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. TAXES AND NET OPERATING LOSS CARRYFORWARDS (continued)

Bovie had net operating losses (NOLs) of approximately $8,346,000 at December 31, 2003. These NOLs and corresponding estimated tax assets, computed at a 34% tax rate, expire as follows:

Year loss	Expiration	Loss	Estimated
Incurred	Date	Amount	Tax Asset

1987	2007	$37,000	$13,000
1988	2008	757,000	265,000
1989	2009	374,000	131,000
1990	2010	382,000	134,000
1991	2011	246,000	86,000
1992	2012	1,004,000	352,000
1993	2013	465,000	163,000
1994	2014	1,197,000	419,000
1995	2015	637,000	223,000
1998	2018	548,000	192,000
1999	2019	2,184,000	764,000
2002	2022	515,000	180,000

Total		$ 8,346,000	$ 2,922,000

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

Tax at statutory rate	34.0%
State income taxes, net of U.S. federal benefit	2.4%
Tax benefit of loss carry forward	(36.2)%

Effective tax rate	-0-%

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 11. RELATED PARTY TRANSACTIONS

Professional Services and Employment Agreements

A director, Alfred V. Greco Esq. is the principal of Alfred Greco PLLC, Bovie’s counsel. The legal fees paid to Alfred Greco PLLC were $73,646 and $59,303 for the years 2003 and 2002, respectively.

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

Subscription Receivable- Officer/Director

In March of 2000 an officer of the Company purchased 68,000 shares of the Companys common stock at $.38 per share. The officer is paying off the purchase over 5 years at 6% interest. The purchase price was $25,715, which was the market price for the stock on the date of purchase.

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

Minimum Fixed Charge Coverage: Bovie shall maintain a Minimum Fixed Charge Coverage of 2:00:1:00 measured at Bovie’s fiscal year end, defined as (After tax income + depreciation + amortization + lease expense + interest expense) divided by (lease expense + interest expense + current maturities of long term debt). We believe we are in compliance with all the bank’s covenants.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. EARNINGS PER SHARE

In 2003, the Basic gain per share of Bovie was $.05 per share. The diluted weighted average common shares outstanding at December 31, 2003 was 14,835,450 and diluted earnings per share was $.05. The assumed exercise of outstanding stock options have been excluded from the calculations for 2002 of loss per share as their effect is antidilutive. Earnings per share for basicf and diluted associated with discontinued operations were both nil.

NOTE 14. INDUSTRY SEGMENT REPORTING

Disclosures about Reportable Segments - Types of products and services.

Bovie had two reportable segments: medical and non-medical products. The medical products segment produces battery operated cauteries, electrosurgery products, and a variety of specialty lighting instruments for surgical use. The nonsurgical segment product lighting instruments for commercial use. Sales for the non-medical product line have decreased in the past few years and Bovie has sold that product line to its largest customer in that segment.

Sale of Product Line

In 2003, our sales of flexible lighting products, used primarily in the automotive and locksmith industries, totaled $375,250. One customer accounted for 80% of such sales. We discontinued this non-medical product line by selling our inventory at cost, customer list and manufacturing technology to that largest customer. The customer will also pay us a license fee of $500,000 payable in equal installments over 5 years. We believe this discontinuance will have no material impact on our continuing operations or financial condition.

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

Bovie now operates in one reportable segment, Medical Products. We sold our non-medical products division in the beginning of 2003.

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

Summary information by geographic area and segments for years ended December 31, 2003 and 2002 were as follows:

	Medical	Non-Medical
	Products	Products	Total
(in thousands)

Year ended December 31, 2003
Net sales	16,117	(3)	16,117
Interest income	3	--	3
Interest expense	34	--	34
Depreciation & Amortization	315	--	315
Income taxes	228	--	228
Segment net earnings (loss)	633 (2)	--	633
Total Assets	9,176 (1)	58	9,234(1)
Capital expenditures	655	--	655
Gain on sale of segment	--	48	48

Year ended December 31, 2002

Net sales	11,477	736	12,213
Interest income	2	3	5
Interest expense	41	7	48
Depreciation & amortization	264	11	275
Income taxes	--	--	--
Segment net earnings (loss)	(484)(2)	(31)	(515)
Total assets	8,368 (1)	133	8,501(1)
Capital expenditures	246	--	246

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information by geographic area is as follows:

	Net Sales	Long Lived Assets
Year ended December 31, 2003
United States	$13,915	$1,900
Europe	1,238	--
South America	279	--
Other	529	--

Total	$16,118	$1,900

Year ended December 31, 2002

United States	$9,878	$1,559
Europe	1,214	--
Asia	350	--
South America	280	--
Other	491	--
Total	$12,213	$1,559

(1) Included is a 200,000 investment in the equity of an unconsolidated affiliate at December 31, 2003 and December 31, 2002.

(2) Loss in the net income of an investee accounted for by the equity method was $81,914 and $124,445 for 2003 and 2002, respectively.

(3) Sales for non-medical products products for 2003 were $375,000.

Assets and liabilities outside the U.S.A.
	2002	2003
Total assets	$190	$187
Total liabilities	-0-	-0-
Net property, plant
and equipment	-0-	-0-

Bovie had no assets (other than certain trade receivables and molds) outside the United States, in the years ended December 31, 2003 and 2002.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 15. RESEARCH AND DEVELOPMENT PERFORMED FOR OTHERS

Bovie has entered into several manufacturing and development agreements to produce electrosurgical products for medical equipment companies. The agreements are considered Original Equipment Manufacturing (OEM) contracts that call for: (1) Bovie to develop specific use devices and components (2) the customer is not committed to a certain dollar amount of purchases and (3) Bovie to charge what it believes will be its costs for the development of the product. If the customer rejects or terminates the contract then it forfeits the development payments it has incurred. The customer must fulfill its agreement if Bovie delivers its working prototypes timely. Bovie has an arrangement with a customer whereby the customer will receive a credit for it's reimbursement of research and development cost of $112,000 at December 31, 2003. We do not recognize the arrangement because we believe that the liability shown will be eventually off-set when the customer takes a credit aginst its purchases from us.

At December 31, 2003, Bovie had contracts to produce $1,700,000 of products being developed. The following is research and development revenue and costs related to specific contracts, for 2003 and 2002:

Contracted Development Payments Received:
	2003	2002
Amounts:
Forfeited	$--	$177,800
For Work in Progress	304,461	183,815
Total	304,461	361,615
Customer Deposits	--	128,000
Revenues included in Gross Sales	$304,461	$233,615
Cost of Research and Development contracts
included in gross profit	$304,461	$233,615

NOTE 16. REARCH AND DEVELOPMENT COSTS CAPITALIZED

During the years 2003 and 2002 we had capitalized development costs, performed by third parties for our line of electrosurgical generators of $88,926 and $25,150, respectively.

EXHIBIT INDEX

Exhibit 3.1	Articles of Incorporation

Exhibit 3.2	By-laws

Exhibit 4.1	Common Stock Certificate

Exhibit 21.1	Subsidiary of Registrant

Exhibit 23	Consent of Bloom & Co., LLP

Exhibit 31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.