Form 10QSB/A
period 2004-09-30
BOVIE MEDICAL CORP
filed 2005-02-17
CIK 719135

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

Yes [ X ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date: 13,853,628.

BOVIE MEDICAL CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

BOVIE MEDICAL CORPORATION CONSOLIDATED BALANCE SHEET SEPTEMBER 30, 2004 AND DECEMBER 31, 2003 (UNAUDITED)
Assets

	September 30, 2004	December 31, 2003(1)

Current assets:

Cash	$1,771,130	$306,137
Trade accounts receivable	2,298,851	1,708,181
Inventories	2,005,003	2,451,149
Prepaid expenses	150,993	390,025
Deferred tax asset	386,200	386,200
Total current assets	6,612,177	5,241,692

Property and equipment, net	2,166,281	1,900,015

Other assets:

Repair parts	142,203	228,226
Trade name	1,509,662	1,509,662
Patent rights, net	102,671	144,967
Deposits	6,111	9,470
Investment - in unconsolidated affiliate	200,000	200,000

	1,960,647	2,092,325

	$10,739,105	$9,234,032

(1)Derived from audited financial statements.

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION CONSOLIDATED BALANCE SHEET SEPTEMBER 30, 2004 AND DECEMBER 31, 2003 (UNAUDITED)

Liabilities and Stockholders' Equity

	September 30, 2004	December 31, 2003 (1)
Current liabilities:

Accounts payable	$770,491	$679,792
Accrued expense	478,673	473,630
Deferred revenue	159,554	103,445
Customer deposits	36,000	112,000
Current maturities of long-term debt	31,668	31,668

Total current liabilities	1,476,386	1,400,535

Long Term Liabilities	356,246	383,670

Stockholders' equity:
Preferred Stock, par value $.001
10,000,000 shares authorized
0 issued and outstanding	--	--
on September 30, 2004 and December 31, 2003

Common stock par value $.001; 40,000,000
shares authorized, issued and outstanding
13,853,628 shares and 13,464,528 shares
on September 30, 2004 and December 31,
2003 respectively	20,532	16,641
Additional paid in capital	20,379,499	20,093,936
Accumulated deficit	(11,493,558)	(12,660,750)

Total stockholders' equity	8,906,473	7,449,827

Total liabilities and stockholders'
Equity	$10,739,105	$9,234,032

(1)Derived from audited financial statements.

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION. CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

	2004	2003

Sales	$15,629,483	$11,996,428
Cost of sales	9,498,374	6,865,911

Gross profit	6,131,109	5,130,517

Costs and expenses:
Research and development	836,661	668,490
Professional services	307,717	307,500
Salaries and related costs	1,346,904	1,167,791
Selling, general and administrative	2,434,565	2,012,709
Equity in net loss of unconsolidated affiliate	26,886	51,983

	4,952,733	4,208,473

Gain (Loss) from operations	1,178,376	922,044

Other income (expense):
Interest	(11,185)	(27,272)

Income	1,167,191	894,772

Provision for income tax	(420,200)	(313,170)
Realized benefit of loss carryforward	420,200	313,170

Net income from continuing operations	$1,167,191	$894,772

Discontinued operations:
Gain from operations of discontinued component	--	49,552

Income tax	--	(17,343)
Income tax benefit	--	17,343

Gain on discontinued operations	--	49,552

Net Income	$1,167,191	$944,324

Earnings per share

Net income:
Basic	.09	.07
Diluted	.07	.06

Weighted average number of shares outstanding	13,721,602	13,187,217
Weighted average number of shares adjusted for
dilutive securities	16,515,281	15,359,284

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION. CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

	Third Quarter
	2004	2003

Sales	$5,616,662	$4,042,005
Cost of sales	3,346,904	2,285,973

Gross profit	2,269,758	1,756,032

Costs and expenses:
Research and development	297,291	199,983
Professional services	84,869	92,569
Salaries and related costs	439,444	396,437
Selling, general and administrative	910,572	649,816
Equity in net loss of unconsolidated affiliate	10,919	32,026
	1,743,095	1,370,831

Gain (Loss) from operations	526,663	385,201

Other income (expense):
Interest	(3,848)	(4,613)

Income	522,815	380,588
Provision for income tax	(194,668)	(133,206)
Realized benefit of loss carryforward	194,668	133,206

Net income from continuing operations	$522,815	$380,588

Discontinued operations:
Gain from operations of discontinued component	--	43,032

Income tax	--	(15,061)
Income tax benefit	--	15,061

Gain on discontinued operations	--	43,032

Net Income	$522,815	$423,620

Earnings per share

Net income:
Basic	.04	.03
Diluted	.03	.03

Weighted average number of shares outstanding	13,834,101	13,115,930
Weighted average number of shares adjusted for
dilutive securities	16,438,199	15,512,953

(1) Certain accounts have been reclassified to conform to current year’s presentation.

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

	2004	2003
Cash flows from operating activities
Net income	$1,167,191	$944,324
Adjustments to reconcile net income
to net cash provided by (used in) operating activities:
Depreciation and amortization	295,320	211,436
Write off of patent rights	--	54,790
Write down fixed assets,	54,700	--
Changes in current assets and liabilities:
Receivables	(296,822)	(426,494)
Inventories and repair parts	238,321	(161,372)
Prepaid expenses	239,032	85,609
Accounts payable	90,700	165,578
Accrued expense	5,043	93,611
Other assets	--	45,044
Obligations to shareholders	--	(37,214)
Customers’ Deposits	(76,000)	(16,000)
Deferred revenue	56,109	--

Net cash provided by operating activities	1,773,594	959,312

Cash flows from investing activities
Fixed assets	(571,989)	(318,530)
Patents	(2,001)	--
Decreased in deposits	3,359	--

Net cash used in investing activities	(570,631)	(318,530)

Cash flows from financing activities
(Decrease) in notes payable	(27,424)	(531,371)
Common shares purchased	289,454	88,903

Net cash provided by (used in) financing activities	262,030	(442,468)

Net increase (decrease) in cash and cash equivalents	1,464,993	198,314
Cash and cash equivalents, beginning of period	306,137	379,209

Cash and cash equivalents, end of period	$1,771,130	$577,523

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Cash paid during the nine months ended September 30:
	2004	2003

Interest paid	$13,294	$26,210
Income Taxes	-0-	-0-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004:

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

1.
On September 29, 2003, we issued stock options pursuant to our 2003 executive and employee stock option plan to directors, certain employees and consultants to purchase 1,090,000 shares of our common stock at the bid price of $3.25, the stock price when options were granted. The options give the recipients the right to purchase the shares for 10 years from the date of issue.

2.
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

3.
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

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2003 AND
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

	Options	Preferred		Common		Paid-in
	Outstanding	Shares	Value	Shares	Value	Capital	Deficit	Total

Balance as of
January 1, 2003	2,909,000	--	--	13,256,103	$13,274	$19,820,044	$(13,342,067)	$6,491,251
Subscription Receivable						6,131		6,131
Cancelled shares on
Recission offer	--	--	--	(142,575)	(143)	18,931	--	18,788
Exercise options for cash	(350,000)			350,000	3,500	247,500	--	251,000
Options cancelled or forfeited	(361,200)	--	--	--	--	--	--	--
Options granted	1,791,000	--	--	--	--	--	--	--
Shares issued for promotion	--	--	--	1,000	10	1,330	--	1,340
Income for period		--	--	--	--	--	681,317	681,317

December 31, 2003 (1)	3,988,800	--	--	13,464,528	$16,641	$20,093,936	$(12,660,750)	$7,449,827

(Unaudited)
Exercise options for cash	(167,100)	--	--	167,100	1,671	118,254		119,925
Subscription receivable	--	--	--	--	--	1,113		1,113
Income for period	--	--	--	--	--	--	239,832	239,832

March 31, 2004	3,821,700	--	--	13,631,628	18,312	$20,213,303	$(12,420,918)	$7,810,697

Exercise options for cash	(163,000)	--	--	163,000	1,630	130,870	--	132,500
Subscription receivable		--	--	--	--	1,595	--	1,595
Options granted	85,000	--	--	--	--	--	--	--
Options forfeited	(10,000)	--	--	--	--	--	--	--
Income for period	--	--	--	--	--	--	404,547	404,547

June 30, 2004	3,733,700	--	--	13,794,628	$19,942	$20,345,768	$(12,016,371)	$8,349,339
Exercise options for cash	(59,000)	--	--	59,000	590	32,160	--	32,750
Subscription receivable	--	--	--	--	--	1,571	--	1,571
Options granted	225,000	--	--	--	--	--	--	--
Income for period	--	--	--	--	--	--	522,813	522,813

September 30, 2004	3,899,700	--	--	13,853,628	$20,532	$20,379,499	$11,493,558	$8,906,473

(1) The figures for 2003 were derived from the audited financial statements for that year.

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION (CONTINUED)

NOTE 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The consolidated unaudited financial statements include the accounts of Bovie Medical Corporation and its wholly owned subsidiary, Aaron Medical Industries, Inc. In the opinion of management, the interim financial statements reflect all adjustments, consisting of only normal recurring items, which are necessary for a fair presentation of the results for the interim periods presented.

The results for interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the significant accounting policies and the other notes to the financial statements included in the Corporation's 2003 Annual Report filed with the SEC on Form 10-KSB.

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

PART I. FINANCIAL INFORMATION (CONTINUED)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

Inventories:

Inventories are stated at the lower of cost or market. Cost is determined principally on the average cost method. Inventories at September 30, 2004 and December 31, 2003 were as follows:

	September 30, 2004	December 31, 2003

Raw materials (net)	$783,754	$1,332,742
Work in process	733,040	616,837
Finished goods	488,209	501,570

Total	$2,005,003	$2,451,149
Reserves for obsolescence of raw materials were $826,594 and $784,992 at September 30, 2004 and December 31, 2003. There were no reserves for finished goods or work in progress.

Write down of raw materials inventory was $261,029 and $165,146 for the nine months ended September 30, 2004 and September 30, 2003.

Repair Parts:

The Company acquired the inventory of repair parts in conjunction with the purchase of the Bovie line of generators and Bovie trade name, on May 8, 1998. The Company has maintained the inventory to service the previously sold generators. The useful life of repair parts is estimated to be five to seven years and the Company has set up an allowance for excess and obsolete parts.

As of September 30, 2004 and December 31, 2003, the inventory of parts was as follows:

	September 30, 2004	December 31, 2003
Raw Materials	$317,614	$317,614
Allowance for excess or obsolete parts	(175,411)	(89,388)

	$142,203	$228,226

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Nine months ended September 30, 2004 and September 30, 2003

The results of operations over the nine months ended September 30, 2004 show increased sales and increased profitability, as compared to the first nine months of 2003. Our sales revenues increased by 30%, from $11,996,428 to $15,629,483. Gross profit percentage of 39% in 2004 was down from 43% for the same period in 2003. The reason for the 4% decrease in gross profit was that although electrosurgical sales increased, such sales consisted largely of sales of OEM products which have a lower gross profit margin. Overall dollar margins will increase as sales increase even though margins on electrosurgical products are less than other product margins. OEM sales of electrosurgical products were $5.7 million and $3.3 million for the nine months ended September 30, 2004 and 2003. An increase of 2.4 million or 72%. Cautery sales for the nine months ended September 30, 2004 and September 30, 2003 were $4.0 million and $3.6 million respectively, an increase of 11%. Gross profit increased from $5,130,517 in 2003 to $6,131,109 in 2004, an increase of 20%. Increased gross profit was mainly attributable to increased sales of electrosurgical devices. Bovie is increasing the volume of accessory and component manufacturing being undertaken in Europe and the Far East in order to reduce costs. The difference in cost of sales and gross profit were principally due to an increase in sales and increase in cost of sales of our family of OEM electrosurgical generators and accessories.

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

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION (CONTINUED)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations-Nine months ended September 30, 2004 and September 30, 2003

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

The operating gain was $1,178,376 in the first nine months of 2004 as compared to an operating gain of $922,044 in the same period in 2004, an increase of 28%.

Total other costs of $4,952,733 for 2004 and $4,208,473 for 2003 as a percentage of sales were 32% in 2004 as compared to 35% in 2003, an increase of 18%. Total costs increase of $744,260 was mostly due to the costs associated with the increase in selling, general and administrative expenses.

We had a net income of $1,167,191 for the nine months ended September 30, 2004 as compared to a net income of $894,772 for the same period in 2003. The main reason for the increase in income of $272,419 for the first nine months of 2004 from the first nine months of 2003 was an increase in OEM (Original Equipment Manufacturer) sales of the company's generators and disposable electrosurgical accessories.

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

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION (CONTINUED)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The percentage of international sales by area for the nine months ending September 30, 2004 and 2003 as follows:

	Nine months ended September 30
	2004	2003

Europe	49	53
Asia	15	12
South America	11	8
Canada	8	5
Australia	7	12
Middle East	5	5
Africa	3	3
Other	2	2
Total	100%	100%

In the fourth quarter of 1998, Bovie made agreements with various sales representatives to develop markets for its new products and to maintain customer relations. The representatives receive an average commission of approximately 2% of sales in their market areas. In the nine months of 2004 and 2003, commissions paid were $257,237 and $186,460, respectively, an increase of 38%.

A total of 26% of the increase in the commissions was attributable to an increase in sales. The additional 12% increase in commissions was mostly attributable to a shift in the product mix of sales because certain electrosurgical products yield a higher commission. In addition some of our distributors are giving us sales tracking information which specifies the location of the end user and thereby allows us to pay our individual sales representatives more equitably for sales in their respective areas. The sales tracking information has not increased our sales commission costs.

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

Results of Operations-Three months ended September 30, 2004 and September 30, 2003

Sales for the three month period ended September 30, 2004 were $5,616,662 as compared to $4,042,005 for the same period in 2003, an increase of $1,574,657 or 39%. The increase was mainly attributed to increased sales of electrosurgical products.

Cost of goods sold increased from $2,285,973 to $3,346,904 an increase of $1,060,973 or 46% for the three month period ended September 30, 2004 as compared to the same period in 2003.

BOVIE MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION (CONTINUED)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross profit increased from $1,756,032 to $2,269,758 an increase of $513,726 or 29% for the three month period ended September 30, 2004 as compared to the same period in 2003. Gross profit percentage decreased during such comparative periods from 43% in 2003 to 40% in 2004. The reason for the decrease is that the margin on sales of electrosurgical products is not as great as other products and as electrosurgical sales increase in relation to other products overall margins decrease.

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

Net income for the three months ended September 30, 2004 was $522,815 as compared to $380,588 for the same quarter in 2003, an increase of $142,227 or 37%. The main reason was an increase in OEM (Original Equipment Manufacturer) sales of the company's generators and disposable electrosurgical accessories.

BOVIE MEDICAL CORPORATION

PART I. FINANCIAL INFORMATION (CONTINUED)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

BOVIE MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION (CONTINUED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Outlook

During the first nine months of 2003, versus 2004, Bovie’s electrosurgery sales increased by 50% from $6,520,728 to $9,778,827. The increase was mainly attributable to OEM sales which were $5,731,331 and $3,308,171, respectively. Through our private label capability and our sales division, we anticipate continued opportunities in the domestic and foreign markets. The electrosurgery product market is larger than our other traditional markets and is dominated by two competitors, Valleylab and Conmed. The global market for electrosurgery products exceeds $800 million annually.

Non-Medical Products

In 2003, our sales of flexible lighting products, used primarily in the automotive and locksmith industries, totaled $375,250. One customer accounted for 80% of such sales. We discontinued our non-medical product line by entering into a license agreement to our largest customer in that field for $500,000, payable in equal monthly installments over 5 years. The net income of $49,552, which includes sales, cost of sales and license payments which is shown on the profit and loss statement as discontinued operations.

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

There have been no material changes from the information provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 3. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was carried out under the supervision and with the participation of the Company’s management, including the Chairman of the Board and Chief Executive Officer and the Vice President and Chief Financial Officer (“the Certifying Officers”) as of September 30, 2004. Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective to bring to the attention of the Company’s management the relevant information necessary to permit an assessment of the need to disclose material developments and risks pertaining to the Company’s business in its periodic filings with the Securities and Exchange Commission. There was no change to the Company’s internal control over financial reporting during the quarter ended September 30, 2004 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Bovie Medical Corporation
(Registrant)
Date: February 17, 2005
/s/Andrew Makrides
Chief Executive Officer - Andrew Makrides