Form 10KSB
period 2004-12-31
BOVIE MEDICAL CORP
filed 2005-03-31
CIK 719135

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
Commission file number 0-12183

BOVIE MEDICAL CORPORATION

(Exact name of small business issuer as specified in its charter)

Delaware No.	11-2644611
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation or organization)

734 Walt Whitman Rd., Melville, New York 11747
(Address of principal executive offices)

(631) 421-5452
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act
Common Stock, $.001 Par Value
(Title of class)

Securities registered under Section 12(g) of the Exchange Act
None

Indicate by check mark whether the registrant (I) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB any amendment to this Form 10-KSB. [ ]

Issuer’s revenues for its most recent fiscal year were $20,495,101.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 15, 2005 was approximately $26,528,577.

The number of shares of the registrant's $.01 par value common stock outstanding as of March 15 was 13,897,858.

Company Symbol-BVX Company SIC (Standard Industrial Code)-3841

DOCUMENTS INCORPORATED BY REFERENCE

There are no documents incorporated by reference.

Bovie Medical Corporation
2004 Form 10-KSB Annual Report

BOVIE MEDICAL CORPORATION
Part I

Item 1. Description of Business.

Background

Bovie Medical Corporation (“the Company” or “Bovie”) was incorporated in 1982, under the laws of the State of Delaware and has its principal executive office at 734 Walt Whitman Road, Melville, New York 11747.

Bovie is actively engaged in the business of manufacturing and marketing medical products and developing related technologies. Aaron Medical Industries, Inc. (“Aaron”), a 100% owned subsidiary based in St. Petersburg, Florida is engaged in marketing our medical products. Over the past several years, we changed our focus to the manufacture and marketing of generators and electrosurgical disposables, evidenced by the development of a broad range of electrosurgical generators designed for doctors offices, surgicenters and hospitals. .

We manufacture and market products both under private label and the Bovie/Aaron label to distributors worldwide. Additionally, Bovie/Aaron has original equipment manufacturing (OEM) agreements with other medical device manufacturers. These OEM and private label arrangements and our use of the Bovie/Aaron label allow us to gain greater market share for the distribution of our products.

Company Products

Electrosurgery Products

We continue to expand our line of electrosurgery products, which include, generators, electrodes, electrosurgery pencils, and various ancillary disposable products. These products are used in surgery for the cutting and coagulation of tissue and constitute our largest product line. Our accessories for electrosurgery products are substantially compatible with most major manufacturers’ electrosurgery generator products. With the exception of OEM products, all of our electrosurgery generators and accessories are marketed using the internationally recognized Bovie trademark . It is estimated that 80% of all surgical procedures performed worldwide are accomplished by electrosurgery, including laparoscopic, as well as general surgery and surgical procedures in gynecology, urology, plastic surgery and dermatology.

Bovie/Aaron 800 and 900 High Frequency Generators

These products are low powered generators, designed primarily for dermatology and plastic surgery in a physician’s office. The units are 30-watt high frequency generators used mainly in doctors’ offices for removing small skin lesions and growths.

Bovie/Aaron 950

Bovie has developed the first high frequency generator with cut capacity for outpatient surgical procedures. It was designed mainly for use in doctors’ offices and is utilized in a variety of specialties including dermatology, gynecology, and plastic surgery.

Bovie/Aaron 1250

We have also developed a 120-watt multipurpose electrosurgery generator. The unit features monopolar and bipolar functions with pad sensing. The product is being produced in at least two private label formats in addition to the Bovie/Aaron label.

Bovie/Aaron 2250/IDS 300

Given the market interest in more powerful electrosurgical generators, we have developed a 200-watt multipurpose digital electrosurgery generator designed for the rapidly expanding surgi-center market in the United States. This unit features both monopolar and bipolar functions, has pad and tissue sensing, plus nine blended cutting settings. This unit has the capability to do most procedures performed today in the surgi-center or outpatient settings and was introduced in 2003. The Bovie® IDS Series are the latest electrosurgical generators with fully digital implementation. Bovie is using dedicated digital hardware instead of a general purpose controller for processing data. The digital hardware allows very high parallel data processing throughout the operation. All data is sampled and processed digitally. While 200 watts is more than enough power to do most procedures in the operating room, 300 watts is considered the standard and believed to be what most hospitals and surgi-centers will require. The Bovie IDS-300 has been designed based on a digital feedback system. The unit has a tissue sensing capability 20 times faster than the market leader. For the first time in electrosurgery, through digital technology, we are able to measure tissue impedance in real time (5000 times a second). As the impedance varies, the power is adjusted to deliver a consistent clinical effect.

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

Battery Operated Medical Lights

We manufacture a variety of specialty lighting instruments for use in ophthalmology as well as patented specialty lighting instruments for general surgery, hip replacement surgery and for the placement of endotracheal tubes in emergency and surgical procedures. We also manufacture and market physicians office use penlights.

Nerve Locator Stimulator

Bovie manufactures a nerve locator stimulator primarily used for identifying motor nerves in hand and facial reconstructive surgery. This instrument is a self-contained, battery operated unit, used for single surgical procedures.

New Products

Low Temperature Focused Plasma Technology (in development)

In February 2000, we entered into a Joint Venture Agreement with a non-affiliated German corporation, Jump Agentur Fur Elektrotechnik GMBH, wherein we have a 50% interest in the equity and a 50% interest in the profits of the joint venture. Pursuant to the agreement, Bovie initially advanced $200,000 to the partnership to cover costs of further research toward the production of two commercial prototypes. Bovie has made available its facilities in Florida for development, manufacturing and marketing of the products of the joint venture and is responsible to expend its best efforts to secure all necessary financing for the research, development and marketing of the products estimated to be an amount up to $1.5 millions. To date we have expended approximately $.5 million for the development of the technology. Based upon our current cash position, cash flows and credit facility we believe we have the financial resources to satisfy our obligations.

Pursuant to agreement, the joint venture acquired an exclusive license to produce and market any surgical/medical devices utilizing this technology. In fiscal 2004 and 2003, Bovie made additional advances to the joint venture in the form of research and development of prototypes expending $39,286 and $81,914 in development and engineering costs, respectively.

This technology utilizes a gas ionization process using only one working electrode. The device produces a stable thin focused beam of ionized gas that can be controlled in a wide range of temperatures and intensities, providing the surgeon with precision, minimal invasiveness and an absence of conductive currents during surgery.

The device has been developed and patented in both Europe and the United States. Bovie has constructed its first two pre-production prototypes for field testing purposes as a prelude to eventual FDA submission and clearance for manufacturing. The initial intended uses are in the areas of dermatology, plastic surgery, cosmetology and gastroenterology.

To date there have been no revenues recorded by the joint venture.

GI Device (in development)

This new electrosurgical generator has been designed as a specialty electrosurgical niche product for the gastroenterological market. The device’s styling adds a new dimension to Bovie’s continued expansive array of generators. Additionally, the product is expected to be the basis for other new electrosurgical generator introductions.

Suture Removal Device (in development)

In October, 2003 we entered into an exclusive worldwide license agreement with Emergency Medical Innovations, LLC., (EMI) a non-affiliated company, to manufacture and market a disposable suture removal device (patent pending). The device is expected to reduce time for removing stitches in a doctor’s office, medical clinic or emergency room. The device is designed to remove sutures with a tension free cut to be utilized in various medical procedures on humans and animals. We are presently developing pre-production prototypes and subject to FDA clearance for marketing, we have now targeted the last quarter of 2005 for release and marketing to medical professionals. We expended development funds of approximately $50,000 in 2004 and when the product begins selling we will pay a 5% royalty to EMI.

Manufacturing, Marketing and Distribution

Bovie manufactures the majority of its products on its premises in St. Petersburg, Florida. Labor intensive sub-assemblies and labor intensive products may be out-sourced to our specification. Although we sell through distributors, we market our products through national trade journal advertising, direct mail, distributor sales representatives and trade shows, under the Bovie name, the Bovie/Aaron name and private label. Major distributors include Allegiance (a Cardinal Company), IMCO, McKesson Medical Surgical, Inc., NDC (Abco, Cida and Starline), Owens & Minor, and Physician Sales & Service.

We have a major OEM customer, Arthrex, Inc., for which we manufacture products on a private label basis, pursuant to agreement. The agreement provides, among other things, that we will be reimbursed for our expenses in developing products according to Arthrex’s specifications. Arthrex owns the technology and we may not generally compete with the product developed in Arthrex markets. The agreement further provides that Arthrex is not obliged to place any orders for the product developed, but if it does seek to place orders, it must place them with us. The agreement also generally provides for product warranties, insurance, termination, and confidentiality. In fiscal 2004, Arthrex orders represented approximately 29% of revenues for us. As such, should Arthrex determine to reduce or cease placement of orders for the products, our business will be adversely affected.

Competition

The medical device industry is highly competitive. Many competitors in this industry are well established, do a substantially greater amount of business, and have greater financial resources and facilities than we do.

We believe we rank third in the field of electrosurgical generator manufacturing and we sell our products and compete with other manufacturers in various ways. In addition to advertising, attending trade shows and supporting our distribution channels, we strive to enhance product quality, improve user friendliness and expand product exposure.

We also compete by private labeling our products for major distributors under their label. This allows us to have our product in the marketplace and thereby compete from two different approaches, our Aaron or Bovie label, and our customers private label. Our private label customers distribute our products under their name through their internal sales force. Our main competitors do not private label their products

Lastly, we only sell our product through distributors. Since we never sell direct to the end user we are participating with our distribution partners, and never competing with them. Many of the companies we compete with sell direct, thus competing directly with distributors they sometimes use.

Main competitors are Conmed, Valleylab (a division of Tyco), in the electrosurgery market and Xomed (a division of Medtronics) in the battery operated cautery market.

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

Patents and Trademarks

We own a total of twelve outstanding patents which are specific, as opposed to general in nature and we do not believe our current patents have a material effect on our operations. Although the useful lives of our existing patents have substantially diminished, we can give no assurance that competitors will not infringe on our patent rights or otherwise create similar or non-infringing competing products that are technically patentable in their own right.

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

Research and Development

The amount expended by us on research and development of its products during the years 2004 and 2003, totaled $907,389 and $717,347 respectively. We have not incurred any direct costs relating to environmental regulations or requirements.

Employees

Presently Bovie has a total of approximately 134 employees. These consist of 5 executives, 10 administrative, 6 sales, and 113 technical support and factory employees.

Significant Subsidiary - Aaron Medical Industries, Inc.

Aaron Medical Industries, Inc., is a Florida Corporation with offices in St. Petersburg, Florida. It is principally engaged in the business of marketing our medical products.

Item 2. Properties.

Bovie has executive office space at 734 Walt Whitman Road, Melville, New York and its St. Petersburg, Florida manufacturing facility located at 7100 30th Ave N. Bovie leases the executive offices in New York for $1,450 per month through the year 2006. Bovie owns its main facility in Florida consisting of 28,000 square feet of office, warehousing and manufacturing space.

On August 20, 2003, Bovie signed an agreement to lease approximately 20,000 square feet of space located at 3200 Tyrone Blvd., St. Petersburg Fla for sixty-two months commencing on September 1, 2003 and terminating on October 31, 2008, with an option to renew for an additional five years. This additional space provides Bovie with a total of 48,000 square feet of manufacturing warehousing and office space in Florida. The building leased is in close proximity to our present manufacturing facility in St. Petersburg, Florida. The base monthly rent is $8,750 commencing on November 1, 2003. The base rent increases by 3% for each year of the lease. We are responsible for common area maintenance, insurance and real estate taxes which have been established at $1,667 per month for the first year of the term of the lease.

In October 2004 a hurricane damaged the roof of approximately 1500 square feet of office space at 7100 30th Ave N, St. Petersburg causing extensive water damage. The offices had been used by several engineers which had to be moved to other space. An additional 4200 square feet of office and warehouse space was leased on a month to month basis at 7191 30th Ave N, St. Petersburg for $2,140 per month.

The damage to our building was estimated at $296,000 which the insurance company has paid to us. The City of St. Petersburg has issued a permit so that the contractor retained can commence repairs.

Item 3. Legal Proceedings

We presently have no material litigation outstanding.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to securities holders during the fourth quarter of the year ended December 31, 2004.

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

2004	High	Low

1st Quarter	$3.70	$2.32
2nd Quarter	3.10	2.31
3rd Quarter	3.00	2.06
4th Quarter	2.72	2.25

2003	High	Low

1st Quarter	$1.02	$.72
2nd Quarter	1.45	.85
3rd Quarter	3.35	1.35
4th Quarter	3.75	2.95

On March 24, 2005, the closing bid for Bovie’s Common Stock as reported by the American Stock Exchange was $2.42 per share. As of March 24, 2005, the total number of shareholders of the Bovie’s Common Stock was approximately 1,500, of which approximately 700 are estimated to be shareholders whose shares are held in the name of their broker, stock depository or the escrow agent holding shares for the benefit of Bovie Medical Corporation shareholders and the balance are shareholders who keep their shares registered in their own name.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Level Overview

We are a medical device company engaged in the manufacturing and marketing of electrosurgical devices. Our medical products include a wide range of devices including electrosurgical generators and accessories, cauteries, medical lighting, nerve locators and other products.

We divide our operations into three reportable business segments.  Electrosurgical products, battery operated cauteries and other products. The electrosurgical segment sells electrosurgical products which includes generators, electrodes, electrosurgical pencils and various ancillary disposable products. These products are used in surgery for the cutting and coagulation of tissue. Battery operated cauteries are used for precise hemostasis (to stop bleeding) in ophthalmology and in other fields. Our other revenues are derived from nerve locators, disposable and reusable penlights, medical lighting, license fees, development fees and other miscellaneous income.

Domestic sales accounted for 85% of total revenues in 2004. Most of the Company’s products are marketed through medical distributors which distribute to more than 6,000 hospitals and to doctors and other health-care facilities.

International sales accounted for 15% of total revenues in 2004. The Company’s products are sold in more than 150 countries through local dealers. Local dealer support is coordinated by sales and marketing personnel at the St. Petersburg, Florida facility. We have no branch offices other than the Florida facility. We sell our products to distributors that distribute them in the following countries: Argentina, Australia, Austria, Belgium, Brazil, Canada, Chile, Denmark, Finland, France, Germany, Greece, India, Italy, Japan, Korea, Mexico, The Netherlands, New Zealand, Norway, Poland, Portugal, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan and the United Kingdom, China, the CIS (former Soviet Union), Cyprus, Indonesia, Ireland, Korea, Latin America, Malaysia, the Middle East, the Philippines, Thailand, Turkey, and Vietnam. Our business is generally not seasonal in nature.

Outlook for 2005

Based upon preliminary forecasts, we currently expect diluted net earnings per share from operations for 2005 may be less than 2004.   In addition, net earnings may be negatively impacted by increased costs of selling, general payroll, professional fees, research and development and administrative.  Sales for the year 2005 are expected to be comparable to 2004. For the first six months of the current fiscal year, we expect similar sales  to the same period last year, despite a decline in orders from our main OEM customer. If foreign currency exchange rates hold at current levels, we anticipate a favorable impact on foreign sales for the full year of 2005.

Even though our main OEM customer has reduced its orders during the first three months our sales for that period should be comparable with sales for the same period last year.  We continue to have an excellent relationship with this customer, evidenced by the fact we are receiving significant orders.  OEM business is marked by variables, making it difficult to forecast future performance, as OEM contracts create a climate of limited visibility.  A single OEM order or new product can favorably and materially impact our performance. During fiscal 2005 we will direct increased effort and resources at advancing product development, and geographic expansion of distributors while continuing to take advantage of selective OEM opportunities as they occur.  Management believes that this course of action will result in a greater diversification to our revenue stream.

We have paid off all previously outstanding borrowings under our existing credit facility. We anticipate investing in future business growth, including business and product line acquisitions to supplement our current product offerings, new product launches and future building expansions, including manufacturing facility expansions.

Results of Operations (to be read in conjunction with the profit and loss statement)

The table below outlines the components of the consolidated statements of earnings as a percentage of net sales and the year-to-year percentage change in dollar amounts:

Analysis of 2003/2004			Percentage change in dollar amounts
	2004	2003	2003/2004
	%	%	%

Sales	100.0	100.0	27.0
Cost of sales	61.1	59.6	30.0
Gross profit	38.9	40.4	23.0

Other costs:
R & D	4.4	4.5	26.0
Professional fees	2.0	2.4	6.0
Salaries	9.6	10.7	15.0
SGA	16.4	18.2	15.0
Equity in loss of
Unconsolidated affiliate	.2	.5	-52.0

Total other costs	32.7	36.3	15.0

Income from operations	6.2	4.1	93.1

Other expense	-.1	-.1	-61.0

Income after other expense	6.1	4.1	93.0

Discontinued operations	--	--	--

Net Income	6.1	4.0	86.0

Income tax expense	-2.2	1.0	85.0
Income tax benefit	2.2	1.0	85.0

Net income after taxes	6.1	4.0	86.0
Extraordinary item	1.2	--
Net earnings	7.4	4.2	122.0

The table below sets forth domestic/international and product line sales Information:

Net Sales (in thousands)			Percentage change
	2004	2003	2004/2003	Increase
Domestic/international sales:( in thousands)
Domestic	$17,448	$13,714	27%	3,734
International	3,047	2,403	27	644

Total net sales	$20,495	$16,117	27	4,378

Product line sales:
Electrosurgical	$12,684	$8,957	42	3,727
Cauteries	5,460	5,004	9	456
Other	2,351	2,156	9	195

Total net sales	$20,495	$16,117	27	4,378

2004 Compared with 2003

Our net sales increased 27% in 2004 to $20.5 million from $16.1 million in 2003($4.4 million increase). Net sales grew by 27% as a result of increased OEM sales and an increase in number of electrosurgical generators units shipped through standard distribution of our products including OEM. Approximately 4500 units were shipped in 2004 as compared to 3,800 for 2003. No sales of one particular electrosurgical product dominates the number of units sold.

Domestic sales were $17.4 million for 2004, representing an increase of 27% as a result of increased shipments of generators and accessories. International sales were $3.0 million for 2004, representing an increase of 27% as a result of higher shipments of generators. Excluding the impact of foreign currency, international sales increased 27% in 2004.

Cost of sales represented 61% of sales in 2004 compared to 60% in 2003. The 1% higher cost of sales in 2004 was mainly attributable to the increased volume of electrosurgical accessories sold to one large customer at lower than normal margins.

Research, development and engineering expenses represented 4.4% and 4.5% of sales for 2004 and 2003, respectively. These expenses increased 26% in 2004 to $907,389, an increase over 2003 spending of $190,042. The higher spending level is the result of development spending in advance of our proposed product launches in 2005. New products under development are the suture removal device, plasma technology, gastrointestinal and various improvements to our line of electrosurgical generators.

Professional fees increased from $392,796 in 2003 to $415,606 in 2004, an increase of $22,810 or 6%. Audit fees increased by $22,774 or 20% and legal fees mainly associated with new product development increased by $31,220 or 15%.

Salaries and related costs increased by 14.8% from $1.72 million to $1.98 million. Annual employee increases, overtime increases, medical insurance increases and the hiring of an addition salesperson accounted for the increase in cost.

Selling, general and administrative expenses increased by 14.5% from $2.9 million in 2003 to $3.36 million in 2004. The 14.5% increase in selling, general and administrative expenses is partially due to an increase in commissions expense of $138,520 directly related to increased sales of 27%, increased trade show costs, increased general liability insurance, increased depreciation on new software and equipment purchased, increased regulatory costs, and increased costs associated with rent and utilities on the new building we moved into at the end of 2003.

Net interest expense declined to $11,828 in 2004 from $31,080 in 2003, primarily as a result of lower outstanding debt balances.

The effective income tax rate was 36.2% in 2004. There was also a tax loss carryover benefit of 36.2%.

Net earnings, after an extraordinary item of $.25 million increased 122% to $1.5 million from $.7 million in 2003. Basic net earnings per share, before extraordinary item, increased by 80% to $.09 in 2004 from $.05 in 2003. Earning per share including extraordinary item in 2004 were $.11 per share. Diluted earning per share with and without extraordinary item were $.09 and $.08, respectively, compared to $.05 for diluted earnings per share for 2003.

In October 2004 a hurricane tore a portion of the roof off the office facility at 7100 30th Avenue North, St. Petersburg, Florida causing extensive water damage to that portion of the building. The cost of the building allocated to the loss was $63,749 of which there was depreciation of $12,278 leaving a net cost of $51,471. As per Financial Accounting Standard Board interpretation number 30 we have recognized a gain of $245,264 from the non monetary asset being involuntarily converted to a monetary asset through the payment by the insurance company of $296,735.

We sell our products through distributors both overseas and in US markets. New distributors are contacted through responses to our advertising in international and domestic medical journals and domestic or international trade shows.

In the fourth quarter of 1998, we made agreements with various sales representatives to develop markets for our new products and to maintain customer relations. Our current representatives receive an average commission of approximately 4% of sales in their market areas. In 2004 and 2003, commissions paid were $367,299 and $228,779 respectively, an increase of 61%. The increase is directly related to increased sales.

An adequate supply of raw materials is available from both domestic and international suppliers. The relationship between us and our suppliers is generally limited to individual purchase order agreements, supplemented by contractual arrangements with key vendors to ensure availability of certain products. We have developed multiple sources of supply where possible.

In order to provide additional working capital, we have secured a $1.5 millions credit facility with a local commercial bank. This facility is payable on demand. For the year ended December 31, 2004, we had zero funds drawn down on this credit facility.

Our ten largest customers accounted for approximately 70% of net revenues for 2004 as compared to 66% in 2003. For both years December 31, 2004 and 2003, our ten largest trade receivables accounted for approximately 63% of outstanding receivables. In 2004 and 2003 one customer accounted for 29% and 22% of total sales, respectively.

Product Development

Most of the Company’s products and product improvements have been developed internally. Funds for this development have come from internal cash flow and the sale of common stock upon the exercise of stock options. The Company maintains close working relationships with physicians and medical personnel in hospitals and universities who assist in product research and development. New and improved products play a critical role in the Company’s sales growth. The Company continues to place emphasis on the development of proprietary products and product improvements to complement and expand its existing product lines. The Company has a centralized research and development focus, with its one manufacturing location responsible for new product development and product improvements. Our research, development and engineering units at the manufacturing location maintain relationships with distribution locations and customers in order to provide an understanding of changes in the market and product needs. During 2004 we invested in the J Plasma Technology, the Suture Removal Technology, the Gastrointestinal “GI” device and undertook development of Cardio and Urological Electrosurgical devices for a contractual partner. The suture removal device and the GI device are slated to be marketed during the fourth quarter of 2005. The ongoing cost for this development will be paid from operating cash flows.

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

Non-Medical Products

In 2003, our sales of flexible lighting products, used primarily in the automotive and locksmith industries, totaled $375,250. One customer accounted for 80% of such sales. We discontinued our non-medical product line by selling our inventory at cost, and licensing our customer list and manufacturing technology to our largest customer in that field for $500,000 payable in equal installments over 5 years. We believe this sale will have no material impact on our continuing operations or financial condition. The transaction is being accounted for as a licensing agreement over five years and in 2003 and 2004 we received income of $57,750 and $100,000, respectively, from the licensing.

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

Dr. Peter Pardoll is a Gastroenterologist and the president of Medical Education Associates (MEA), a health care consulting group. Dr. Pardoll is a trustee of the Board of the American College of Gastroenterology, past president of the Florida Gastroenterology Society and current president of the National GI Political Action Committee as well as a practicing physician at the Center for Digestive Diseases in St. Petersburg, Florida.

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

Reliance on Collaborative, Manufacturing and Selling Arrangements

We are dependent on certain contractual OEM customers for product development wherein we are to provide the manufacturing of the product developed. However, the customer has no legal obligation to purchase the developed products. Should the collaborative customer fail to give us purchase orders for the product after development, our future business and value of related assets could be negatively affected. Furthermore, no assurance can be given that a collaborative customer may give sufficient high priority to our products. In addition, disagreements or disputes may arise between Bovie and its contractual customers which could adversely affect production of our products. We also have a similar informal collaborative arrangements with two foreign suppliers except that we request the development of certain items and components and we purchase them from the foreign supplier pursuant to purchase orders. Our purchase orders are never for more than one year and are supported by customer purchase orders from our customers.

Liquidity and Capital Resources

Our working capital at December 31, 2004 increased $1.7 million to $5.55 million from $3.84 million at December 31, 2003. The increase in working capital resulted from growth in our overall business and the use of cash earnings to fund increases in accounts receivable. Accounts payable and other accrued liabilities together increased to a small degree in 2004 as a result of the growth in the business. Accounts receivable days sales outstanding were 41 days and 45 days at December 31, 2004 and 2003 respectively. Days sales in inventory decreased 34 days to 58 days at December 31, 2004 from 92 days at December 31, 2003. The lower days sales in inventory is due to decreased inventories resulting from efficiencies in manufacturing practices domestically in the new facility and overseas.

We generated cash of $2.04 million from operations in 2004 compared with $.92 million in 2003. The increase in cash from operations in 2004 compared to the prior year is primarily due to the reduction of inventory of $.25 million and the generation of cash of $1.13 million in 2004 from cash earnings as compared to $.52 million in 2003.

In 2004 we used $606,495 for the purchase of fixed assets. Total borrowing declined by $35,344 which is the amount we reduced our first mortgage by. Employees and others exercised options and purchased 397,600 shares for $294,711.

We had 2.30 million in cash and cash equivalents at December 31, 2004. We also had outstanding borrowings totaling $.38 million at that date. Current maturities of long-term debt at December 31, 2004 was $31,668. We believe our cash on hand, as well as anticipated cash flows from operations, will be sufficient to fund future operating capital requirements, future manufacturing facility construction and other capital expenditures and future acquisitions to supplement our current product offerings. Should additional funds be required, we have $1.5 million of additional borrowing capacity available under our existing credit facility.

The Company’s future contractual obligations for agreements with initial terms greater than one year, including agreements to purchase materials in the normal course of business, are summarized as follows (in thousands):

			Payment Period
	2005	2006	2007	2008	2009
Long-term debt	32	348	-0-	-0-	-0-
Operating leases	146	142	135	115	-0-
Unconditional purchase obligations	2,691	-0-	-0-	-0-	-0-

The Company’s additional borrowing capacity, along with the expected expiration period of the commitments, is summarized as follows (in millions):

Amount of Commitment
	Total	Expiration Per Period
	Amount	Less than	In excess of
	Committed	1 year	1 year
Secured revolving credit agreement and other lines of credit	$1.5	$1.5	-0-

As of December 2004 the total amount is available.

Our future results of operations and the other forward-looking statements contained herein, particularly the statements regarding growth in the medical products industry, capital spending, research and development, and marketing and general and administrative expenses, involve a number of risks and uncertainties. In addition to the factors discussed above, there are other factors that could cause actual results to differ materially, such as business conditions and the general economies; competitive factors including rival manufacturers’ availability of components at reasonable prices; risk of nonpayment of accounts receivable; risks associated with foreign operations; and litigation involving intellectual property and consumer issues.

We believe that we have the product mix, facilities, personnel, competitive edge, operating cash flows and financial resources for business success in the immediate (1 year) future and distant future (after 1 year), but future revenues, costs, margins, product mix and profits are all subject to the influence of a number of factors, as discussed above.

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

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses in the collection of accounts receivable. We make estimates regarding the future ability of our customers to make required payments based on historical credit experience and expected future trends. If actual customer financial conditions are less favorable than projected by management, additional accounts receivable write-offs may be necessary, which could unfavorably affect future operating results.

Inventory Reserves

We maintain reserves for excess and obsolete inventory resulting from the potential inability to sell our products at prices in excess of current carrying costs. The markets in which we operate are highly competitive, with new products and surgical procedures introduced on an ongoing basis. Such marketplace changes may cause our products to become obsolete. We make estimates regarding the future recoverability of the costs of these products and record a provision for excess and obsolete inventories based on historical experience, and expected future trends. If actual product life cycles, product demand or acceptance of new product introductions are less favorable than projected by management, additional inventory write-downs may be required, which could unfavorably affect future operating results.

Income Taxes

We operate in multiple tax jurisdictions both inside and outside the United States. Accordingly, management must determine the appropriate allocation of income to each of these jurisdictions. Tax audits associated with the allocation of this income and other complex issues may require an extended period of time to resolve and may result in income tax adjustments if changes to the income allocation are required between jurisdictions with different tax rates. Because tax adjustments in certain jurisdictions can be significant, we record accruals representing our best estimate of the probable resolution of these matters. To the extent additional information becomes available, such accruals are adjusted to reflect the revised estimated probable outcome.

Other Matters

We distribute our products throughout the world. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our operating results are primarily exposed to changes in exchange rates among the United States dollar and European currencies, in particular the euro and the British pound. When the United States dollar weakens against foreign currencies, the dollar value of sales denominated in foreign currencies increases. When the United States dollar strengthens, the opposite situation occurs. We manufacture our products in the United States, China and Bulgaria and incur the costs to manufacture in US dollars. This worldwide deployment of factories serves to partially mitigate the impact of the high costs of manufacturing in the US.

In December 2004, the Financial Accounting Standards Board (FASB) issued a revision to Statement No. 123, Share-Based Payment. This revision supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This revision requires companies to recognize the cost of stock options based on the grant-date fair value pursuant to their employee stock option plans over the period during which the recipient is required to provide services in exchange for the options, typically the vesting period. Pursuant to the requirements of the Statement, the Company plans to adopt the provisions of the standard during the third quarter of 2005. (See Note 1. Significant Accounting Policies)

Item 7. Financial Statements.

(See Attached)

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no disagreements with, or changes in, accountants.

Item 8A. Disclosure Controls And Procedures

(a) Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of December 31, 2004 was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer (“the Certifying Officers”). Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective to bring to the attention of the Company’s management the relevant information necessary to permit an assessment of the need to disclose material developments and risks pertaining to the Company’s business in its periodic filings with the Securities and Exchange Commission.

(b) Changes in internal controls

There was no change to the Company’s internal control over financial reporting during the quarter ended December 31, 2004 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B. Other Information

There was no information to be disclosed on Form 8K that was not reported.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons

Bovie’s Executive Officers and directors are as follows:

Name	Position	Director Since
Andrew Makrides	Chairman of the Board, President, CEO	December 1982
J. Robert Saron	President of Aaron Medical Industries,Inc. and Director	August 1994
George Kromer	Director	October 1995
Alfred V. Greco	Director	April 1998
Brian Madden	Director	September 2003
Moshe Citronowicz	Executive Vice President and Chief Operating Officer	--
Charles Peabody	Chief Financial Officer and Secretary	--
Michael Norman	Director	September 2004
Randy Rossi	Director	September 2004

Directors serve for one-year terms and are elected at the annual shareholders meeting.

Andrew Makrides, Esq. age 63, Chairman of the Board and President, member of the Board of Directors, received a Bachelor of Arts degree in Psychology from Hofstra University and a Juris Doctor Degree from Brooklyn Law School. He is a member of the Bar of the State of New York and practiced law from 1968 until joining Bovie Medical Corporation as Executive Vice President and director, in 1982. Mr. Makrides became President of the Company in 1985 and the CEO in December 1998 and has served as such to date. Mr. Makrides employment contract extends to December 31, 2009.

J. Robert Saron, age 52, Director, holds a Bachelor degree in Social and Behavioral Science from the University of South Florida. From 1988 to present Mr. Saron has served as a director of Aaron Medical Industries, Inc. (formerly Suncoast Medical Manufacturing, Inc.). Mr. Saron served as CEO and chairman of the Board of the Company from 1994 to December 1998. Mr. Saron is presently the President of Aaron Medical Industries, Inc., which serves as the Company's marketing subsidiary, and he is also a member of the Board of Directors of the Company. Mr. Saron serves on two industry boards, the Health Industry Distributors Association Education Foundation and the Health Care Manufacturing Marketing Council. Mr. Sarons employment contract extends to December 31, 2009.

Alfred V. Greco, Esq. age 69, Director, is the principal of Alfred V. Greco, PLLC, a partner of Sierchio Greco and Greco LLP, has been counsel to us since our inception. Mr. Greco is a member of the Bar of the State of New York and has been engaged in the practice of law for the past 35 years in the City of New York. The main focus of Mr. Greco’s experience for the past 30 years has been in the area of corporate and securities law during which he has represented a large number of public companies, securities brokerage firms, executives and registered representatives and has developed a broad range of experience in administrative, regulatory and legal aspects of public companies, their organization and operation. Mr. Greco graduated from Fordham University School of Law with a Doctor of Law degree in June of 1960. He was admitted to the New York State Bar in March, 1961.

George W. Kromer, Jr., age 64, became a director on October 1, 1995. Bovie Medical Corporation has also retained Mr. Kromer on a month-to-month basis as a consultant in addition to his capacity as a director. He has been writing for business publications since 1980. In 1976, he received a Master’s Degree in health administration from Long Island University. He was engaged as a Senior Hospital Care Investigator for the City of New York Health & Hospital Corporation from 1966 to 1986. He also holds a Bachelor of Science Degree from Long Island University’s Brooklyn Campus and an Associate in Applied Science Degree from New York City Community College, Brooklyn, New York.

Moshe Citronowicz, age 52, is a graduate of the University of Be’er Sheva, Be’er Sheva, Israel, with a Bachelor of Science Degree in electrical engineering. He has also received certificates from Worcester Polytech, Lowell University and the American Management Association for completion of seminars in MRP, master scheduling, purchasing SPC, JIT, accounting and plant management. Since coming to the United States in 1978, Mr. Citronowicz has worked in a variety of manufacturing and high tech industries. In October 1993, Mr. Citronowicz joined the Company as Vice President of Operations. He is responsible for all areas of manufacturing, purchasing, product redesign, as well as new product design. In September 1997, Mr. Citronowicz was appointed by the Board of Directors to the position Executive Vice President and Chief Operating Officer. Mr. Citronowicz’s employment contract extends to December 31, 2009.

Charles Peabody, CPA, age 53, graduated from Babson College with a BSBA in accounting. He is a Certified Public Accountant in the States of Florida and Vermont. During the past twenty years, Mr. Peabody has had positions ranging from vice president, finance and administration of an $11 million telecommunication equipment manufacturer to the chief financial officer of an $18 million commercial refrigeration glass door company. Mr. Peabody is a member of the American and Florida Institutes of Certified Public Accountants. Mr. Peabody’s employment contract is renewed annually.

Brian Madden, age 50, graduated from Iona College in 1976 with a Bachelor of Business Administration degree. Mr. Madden is married with two children and is currently the President of Liberty Title Agency. He has been a member of the boards of various professional and civic organizations such as: Long Island Housing Partnership, chairman of NYS Land Title Assoc-Agents Committee, Elwood School Board, Good Samaritan Hospital Board of Governors, Long Island Childrens Museum and various others. Mr. Madden presently sits on our audit committee.

Randy Rossi, age 45, has over 14 years of experience in medical manufacturing. Most recently, he was President of the Patient Care Division, Kendall/TYCO which specialized in Wound Care, Urology and Incontinent Care with revenues in excess of $500M.

Michael Norman, CPA age 48, manages a CPA firm specializing in business financial planning as well as governmental and financial auditing. Mr. Norman is a member of the Nassau County Board of Assessors, Treasurer of the Don Monti Memorial Research Foundation and a Glen Cove City Councilman, all located on Long Island, New York. He also serves as the expert member of Bovie’s audit committee.

We have a 3-member audit committee consisting of three independent members of the Board of Directors, George Kromer Chairman, Brian Madden and Michael Norman CPA. One of the independent members, Michael Norman serves as a financial expert for the Committee.

On March 30, 2004 Bovie adopted an executive employee ethics code.

A copy of the code of ethics which expressly relates to the CEO (Andrew Makrides) and Chief Financial Officer (Charles Peabody) will be provided without charge to any person upon request to Bovie Medical Corporation, 734 Walt Whitman Road, Melville, NY 11747, Attn: Andrew Makrides.

Item 10. Remuneration

The following table sets forth the compensation paid to the executive officers of the registrant for the three years ended December 31, 2004:

Summary Compensation Table
					Long Term Compensation
	Annual Compensation				Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary($)	Bonus($)	Other Annual Compensation-($)*	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs(#)	LTIP Payouts ($)	All Other Compensation ($)

Andrew Makrides President, CEO, Chairman of the Board	2004	$167,320	3,189	9,921	--	25,000	--	--
	2003	$158,406	2,967	9,942	--	110,000	--
	2002	$141,835	2,760	9,581	--	--	--	--

J. Robert Saron President of Aaron Medical and Director	2004	$233,036	4515	16,533	--	25,000	--	--
	2003	$219,786	4,200	15,568	--	110,000	--	--
	2002	$200,545	3,907	15,533	--	--	--	--

Moshe Citronowicz Executive Vice President- Chief Operating Officer	2004	$170,766	3,318	15,848	--	25,000	--	--
	2003	$158,637	3,086	14,345	--	110,000	--	--
	2002	$147,370	2,871	15,688	--	--	--	--

Charles	2004	$81,825	1,579	7,893	--	25,000	--	--
Peabody	2003	$77,221	1,532	6,216	--	60,000	--	--
Chief	2002	$76,227	1,532	6,051	-	--	--	--
Financial
Officer
(*) Other compensation consists of medical insurance and auto.

No options were granted or issued to any executive officer or director during fiscal year ending December 31, 2002. In 2003 and 2004, a total of 585,000 and 225,000 options were granted to executive officers and directors, respectively.

Option Grants Table:

The following table sets forth, with respect to grants of stock options made during 2004 to each of the Named Executive Officers: (I) the name of the executive officer (column (a)); (ii) the number of securities underlying options granted (column (b)); (iii) the percent the grant represents of the total options granted to all employees during 2004; (iv) the per share exercise price of the options granted (column (d)); (v) the expiration date of the options (column (e)); and (vi) the potential realizable value of each grant, assuming the market price of the Common Stock appreciates in value from the date of grant to the end of the option term at a rate of (A) 5% per annum (column (f)) and (B) 10% per annum (column (g)).

Option Grants in 2004:

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name (a)	Number of Securities Underlying Options Granted (b)	% of Total Options Granted to Employees in 2004 (c)	Exercise or Base Price per Share (d)	Expiration Date (e)	5%($) (f)	10%($) (g)
Charles Peabody(CFO)	25,000	6.76%	2.13	09/23/14	$ 33,383	$ 87,684
Moshe Citronowicz(COO)	25,000	6.76%	2.13	09/23/14	$ 33,383	$ 87,684
J. Robert Saron(2)	25,000	6.76%	2.13	09/23/14	$ 33,383	$ 87,684
Andrew Makrides(CEO)	25,000	6.76%	2.13	09/23/14	$ 33,383	$ 87,684

Total options granted were 370,000 which represents 100% of the options granted in 2004.

(1) Such options were granted at 100% of fair market value on the date of grant and become immediately exercisable as to the shares covered thereby.

(2) President of Aaron Medical.

Equity Compensation Plan Information:

Plan category	Number of Securities to be issued upon exercise of outstanding options,	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation Plans approved by Security holders

	3,951,200	$1.12	27,700
Total	3,951,200	1.12	27,700

The following table summarizes: 1. The options granted in the last fiscal year 2004 and 2. The aggregated option exercises in the last fiscal year and the fiscal year-end option values.

Aggregate Option/SAR Exercises in the Fiscal Year Ended December 31, 2004 and December 31, 2004 Option/SAR Values
(a)	(b)	(c)	(d)		(e)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at December 31, 2004 (#)		Value of Unexercised In-the Money Options/SARs at December 31, 2004($)

			Exercisable	Unexercisable	Exercisable	Unexercisable
Andrew Makrides	-	-	510,000	-	$ 849,150	-
Alfred Greco	-	-	360,000	-	615,650	-
George Kromer	-	-	415,000	-	690,475	-
Moshe Citronowicz	-	-	465,000	-	803,725	-
Rob Saron	-	-	530,000	-	901,200	-
Brian Madden	-	-	50,000	-	35,250	-
Michael Norman	-	-	25,000	-	10,250	-
Charles Peabody	-	-	110,000	-	119,400	-
Randy Rossi	-	-	25,000	-	35,250	-

Total	-	-	2,490,000	-	$ 4,010,350	-

(1) Assumes $2.54 per share fair market value on December 31, 2004 which was the closing price on December 31, 2004, the last day of trading on NASDAQ in 2004.

In 2003, the Board of Directors adopted and shareholders approved Bovie’s 2003 Executive and Employee Stock Option Plan covering a total of one million two hundred thousand (1,200,000) shares of common stock issuable upon exercise of options to be granted under the Plan. In 2004, the Board of Directors granted 25,000 options to each Executive Officer and Director totaling 225,000 shares.

Outside Directors are compensated in their capacities as Board members through option grants. Our Board of Directors presently consists of J. Robert Saron, Andrew Makrides, Chairman CEO, and President, George W. Kromer, Jr., Alfred Greco and Brian Madden. For the past years, pursuant to a written agreement, Mr. Kromer has been retained by Bovie Medical Corporation as a business and public relations consultant on a month-to-month basis at an average monthly fee of $1,700. Mr. Greco is the managing director of Alfred V. Greco PLLC, a partner of Sierchio, Greco and Greco counsel to Bovie, to which Bovie paid legal fees of $63,650 during 2004.

There have been no changes in the pricing of any options previously or currently awarded.

In January 3, 2004, we extended employment contracts with certain of its officers for two years. The following schedule shows all contracts and terms with officers of Bovie.

Bovie Medical Corporation
December 31, 2004

	Contract	Expiration	Current	Auto
	Date	Date(1)	Base Pay	Allowance

Andrew Makrides	01/01/98	12/31/2009(1)	$155,246	$ 6,067
J. Robert Saron	01/01/98	12/31/2009(1)	214,638	6,067
Moshe Citronowicz	01/01/98	12/31/2009(1)	161,521	6,067
Charles Peabody	08/18/03	08/18/2004(2)	77,479	--

(1) Includes total extensions for six years- Salaries increase annually pursuant to a contract formula. In the event of a change in control, each officers’ contract contains an option for each respective officer to resign and receive 3 years salary.

(2) If not cancelled 30 days prior to year-end, the contract automatically renews for one year periods.

Item 11. Section 16(a) Beneficial Ownership Reporting Compliance

The following table sets forth certain information as of December 31, 2004, with respect to the beneficial ownership of the Company’s common stock by all persons known by the Company to be the beneficial owners of more than 5% of its outstanding shares, by directors who own common stock and/or options to levy common stock and by all officers and directors as a group.

	Number of Shares
			Nature of	Percentage of
Name and Address	Title	Owned (i)	Ownership	Ownership(i)
The Frost National Bank	Common	1,000,000(xi)	Beneficial	5.6%
FBO Renaissance
US Growth Investment
Trust PLC.
Trust no. W00740100

The Frost National Bank	Common	1,000,000(xi)	Beneficial	5.6%
FBO, BFS US Special
Opportunities Trust PLC.
Trust no. W00118000

Directors and Officers
Andrew Makrides 734 Walt Whitman Road Melville, NY 11746	Common	825,800(ii)	Beneficial	4.6%

George Kromer P.O. Box 188 Farmingville, NY 11738	Common	415,000(iii)	Beneficial	2.3%

Alfred V. Greco 666 Fifth Avenue New York, NY 10103	Common	381,500(iv)	Beneficial	2.3%

J. Robert Saron 7100 30th Avenue North St. Petersburg, FL 33710	Common	962,976(v)	Beneficial	5.4%

Moshe Citronowicz 7100 30th Avenue North St. Petersburg, FL 33710	Common	639,591 (vi)	Beneficial	3.6%

Brian Madden 300 Garden City Plaza Garden City, NY 11530	Common	75,000 (vii)	Beneficial	.4%

Charles Peabody	Common	110,000(x)	Beneficial	.6%
7100 30th Ave
N. St. Petersburg, FL

Mike Norman	Common	25,000(ix)	Beneficial	.1%
410 Jericho Tpke,
Jericho, NY

Randy Rossi	Common	25,000(ix)	Beneficial	.1%
19 Bubbling Brook Rd.,
Walpole, Mass

Officers and Directors as a group(9)		3,449,867(viii)		20%

(i) Based on 13,862,128 outstanding shares of Common Stock and 3,951,200 outstanding options to acquire a like number of shares of Common Stock as of December 31, 2004, of which officers and directors owned a total of 2,490,000 options and 969,867 shares at December 31, 2004.

(ii) Includes 510,000 shares reserved and underlying ten year options owned by Mr. Makrides to purchase shares of Common Stock of the Company. Exercise prices for his options range from $.50 for 155,000 shares to $3.25 for 25,000 shares.

(iii) Includes 415,000 shares reserved pursuant to ten year options owned by Mr. Kromer to purchase shares of the Company. Exercise prices for his options range from $.50 for 100,000 shares to $3.25 for 25,000 shares.

(iv) Includes 360,000 shares reserved pursuant to 10 year options exercisable at prices varying between $.50 per share for 100,000 shares up to $3.25 per share for 25,000 shares. Mr. Greco’s wife presently owns 21,500 shares.

(v) Includes 530,000 shares reserved pursuant to 10 year options owned by Mr. Saron, exercisable at prices ranging from $.50 per share for 155,000 shares, and $3.25 per share for 25,000 shares.

(vi) Includes 465,000 shares reserved pursuant to 10 year options owned by Mr. Citronowicz exercisable at prices ranging from $.50 for 155,000 shares to $3.25 for 25,000.

(vii) Includes 50,000 shares reserved pursuant to 10 year options owned by Mr. Madden exercisable at prices ranging from $3.25 for 25,000 to $2.13 for 25,000 options to purchase Common Stock.

(viii) Includes 2,490,000 shares reserved for outstanding options owned by all Executive Officers and directors as a group. The last date options can be exercised is September 22, 2014.

(ix) During 2004 two new directors were appointed, Mr. Michael Norman, CPA and Mr. Randy Rossi. Each received 25,000 10 year options to purchase shares at $2.13 per share on September 23, 2004.

(x) Includes 110,000 shares reserved pursuant to 10 year options owned by Mr. Peabody exercisable at prices ranging from $.70 for 35,000 shares to $3.25 for 25,000 shares to purchase common stock.

(xi) Russell Cleveland is the principal individual with voting and dispositive control of these trusts and is also the principal in charge of securities of a third trust, The Frost National Bank FBO Renaissance Capital Growth Income Fund III, Inc. Trust No. W00740000, owning 300,000 shares. The aggregate ownership of the three trusts equal 2.3 million shares over which Mr. Cleveland has complete voting and dispositive control which equals 12.9% of our outstanding shares fully diluted.

Except for Mr. Norman and Mr. Rossi the above executive officers and directors received grants of options in 2004 for which they inadvertently neglected to timely file appropriate Form 4 reflecting the option grants. Mr. Norman and Mr. Rossi neglected to timely file their Form 3 for the options received by them in 2004.

Item 12. Certain Relationships and Related Transactions

In 2004, the Executive Officers and directors were awarded a total of 225,000 options to purchase our Common Stock at an exercise price of $2.13 per share expiring on September 22, 2014 under our 2003 Executive and Employee Stock Option Plan. See Remuneration

A director, Alfred V. Greco Esq. is the principal of Alfred Greco PLLC, a partner of Sierchio, Greco and Greco the Company's counsel. Alfred V. Greco PLLC received $63,650 and $73,646 in legal fees for the years 2004 and 2003, respectively. See “Security Ownership of Certain Beneficial Owners and Management.”

A director, George Kromer also serves as a consultant to us with consulting compensation of $20,751 and $16,615 for 2004 and 2003, respectively.

Two relatives of the chief operating officer of the Company are employed by the Company. Yechiel Tsitrinovich, an engineering consultant received compensation for 2004 and 2003 of $86,764 and $46,978 respectively. The other relative, Arik Zoran, is an employee of the Company in charge of the engineering department. He had a two year contract providing for a salary of $90,000 per year plus living expenses and benefits which has been extended. For 2003 and 2004 he was paid $144,434 and $144,314 which includes living expenses and benefits. The Company is attempting at this time to secure a permanent work visa for Mr. Zoran.

Item 13A.  Exhibit Index

Exhibit 3.1	Articles of Incorporation*
Exhibit 3.2	By-Laws*
Exhibit 4.1	Copy of Stock Certificate *
Exhibit 10.1	Joint Venture Agreement dated February 25, 2000 Between Bovie Medical Corporation and Jump Agentur fur Elektrotechnik GmBH
Exhibit 10.2
Agreement between Bovie Medical Corporation and Arthrex Inc. dated
June 2002, filed with Form S-3 on November 23, 2004, which is incorporated here in by reference. This agreement is the subject of an application for confidential treatment.

Exhibit 10.3	Distribution and Service Center Agreement between Bovie and Symbol Medical Limited dated December 31, 2004
Exhibit 21.1	Consent of Bloom & Co., LLP
Exhibit 31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
_____________________
* Incorporated by reference to Exhibits 3.1,3.2 and 4.1 to Form 10KSB/A for December 31, 2003 filed
With the SEC on February 16, 2005.

Item 13B.  8K's Filed in the Fourth Quarter

Two Form 8-K were filed in the fourth quarter of 2004.

(a)	Filed on October 4, 2004 item 5 - other events reporting appointment of two new directors.

(b) Filed on December 30, 2004 item 1.01 regarding a distribution agreement for the Far East.

Item 14. Principal Accountant Fees And Services

The following table sets forth the aggregate fees billed to us for fiscal years ended December 31, 2004 and 2003 by Bloom & Co., LLP, our auditors:

	2004	2003
Audit Fees (1)	$133,442	$110,669

Non-Audit Fees:
Audit Related Fees(2)	--	--
Tax Fees(3)	5,000	5,000
All other Fees(4)	--	--
Total Fees paid to Auditor	$138,442	$115,669

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

Audit Committee

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

Prior to September 29, 2003 the audit committee consisted of the board of directors. On September 29, 2003 the board of directors appointed Brian Madden, George Kromer (both independent directors) and Andrew Makrides as audit committee members. Mr. Madden was considered audit committee financial expert until Mr. Michael Norman CPA was made a board member on September 23, 2004. The audit committee is presently made up of three members, George Kromer (Chairman), Michael Norman, CPA (Financial Expert) and Brian Madden.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Petersburg, State of Florida on March 25, 2005.

Bovie Medical Corporation

By: /s/ Andrew Makrides
Andrew Makrides
President
Chairman of the Board

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures	Title and Date

Chairman of Board Chief Executive Officer President, Director March 25, 2005
s/Andrew Makrides Andrew Makrides

/s/J. Robert Saron J. Robert Saron	Director March 25, 2005

/s/George W. Kromer George W. Kromer	Director March 25, 2005

/s/Charles Peabody Charles Peabody	Chief Financial Officer March 25, 2005

/s/Alfred V. Greco Alfred V. Greco	Director March 25, 2005

/s/Brian Madden Brian Madden	Director March 25, 2005

/s/Michael Norman Michael Norman	Director March 25, 2005

/s/Randy Rossi Randy Rossi	Director March 25, 2005

PART II

ITEM 7. FINANCIAL STATEMENTS

BOVIE MEDICAL CORPORATION INDEX
TO FINANCIAL STATEMENTS

Contents

Independent Auditors' Report

Consolidated Balance Sheet at December 31, 2004 and 2003

Consolidated Statements of Operations for the years ended December 31, 2004 and 2003

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003

Notes to Consolidated Financial Statements

Consent of Certified Public Accountant

BLOOM & CO., LLP 50 CLINTON STREET. HEMPSTEAD. NEW YORK 11550:	TEL: 516 - 486-5900
CERTIFIED PUBLIC ACCOUNTANTS	FAX: 516 - 486-5476

STEVEN BLOOM, CPA FREDERICK PAUKER, CPA SIROUSSE TABRIZTCHI, Ph.D. CPA	MEMBER OF AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Shareholders of
Bovie Medical Corporation

We have audited the accompanying consolidated balance sheets of Bovie Medical Corporation as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis evidence supporting the amounts and disclosures in the financial statements. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bovie Medical Corporation as of December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

BLOOM & CO., LLP
Hempstead, New York
March 25, 2005

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2004 AND 2003

ASSETS

	2004	2003
Current assets:

Cash	$2,294,746	$306,137
Trade accounts receivable, net	1,954,287	1,708,181
Inventories	2,001,637	2,451,149
Prepaid expenses	328,765	390,025
Deferred tax asset	386,200	386,200

Total current assets	6,965,635	5,241,692

Property and equipment, net	2,116,324	1,900,015

Other assets:

Repair parts	124,363	228,226
Trade name	1,509,662	1,509,662
Patent rights, net	88,572	144,967
Deposits	14,445	9,470
Investment Joint Venture	200,000	200,000

	1,937,042	2,092,325

Total Assets	$11,019,001	$9,234,032

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2004 AND 2003
(Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current liabilities:	2004	2003

Accounts payable	$620,151	$679,792
Accrued expenses and other liabilities	568,482	473,630
Customers deposits	36,000	112,000
Deferred Revenue	157,844	103,445
Current maturities of long term debt	31,668	35,343

Total current liabilities	1,414,145	1,404,210

Mortgage Payable-Non current	348,325	379,995
Stockholders' equity:

Preferred stock 10,000,000 shares authorized, none outstanding

Common stock par value $.001; 40,000,000 shares authorized, 13,862,128 and 13,464,528 issued and outstanding on December 31, 2004 and December 31, 2003 respectively,	13,881	13,482
Additional paid in capital	20,391,407	20,097,095
Accumulated deficit	(11,148,757)	(12,660,750)

Total stockholders' equity	9,256,531	7,449,827

Total liabilities and stockholders' equity	$11,019,001	$9,234,032
The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003

Sales	$20,495,101	$16,117,722
Cost of sales	12,514,063	9,604,183

Gross Profit	7,981,038	6,513,539

Other costs:
Research and development	907,389	717,347
Professional services	415,606	392,796
Salaries and related costs	1,977,053	1,721,545
Selling, general and administration	3,363,148	2,936,479
Equity in net loss of unconsolidated affiliate	39,286	81,914

Total other costs	6,702,482	5,850,081

Income from operations	1,278,556	663,458

Other income and (expense):

Interest income	3,263	2,980
Interest expense	(15,090)	(34,060)
	(11,827)	(31,080)

Net income before income tax	1,266,729	632,378

Income tax expense	(456,000)	(228,000)
Income tax benefit	456,000	228,000

Net income from continuing operations	$1,266,729	$632,378

Discontinued Operations:
Gain from operations of discontinued component
(loss on disposal -0-)	--	48,939

Income tax expense		(18,000)
Income tax benefit	--	18,000

Gain from discontinued operations	--	48,939

Net income before extraordinary item	$1,266,729	$681,317

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
(CONTINUED)

	2004	2003

Extraordinary income:
Involuntary conversion of fixed assets	$245,264	$--
Income tax expense	(85,000)	--
Income tax benefit	85,000	--
Net earnings	$1,511,993	$681,317

Basic earnings per common share	$.09	$.05

Basic earnings per share after extraordinary item	.11	--

Diluted earnings per common share	.08	.05

Diluted earnings per share after extraordinary item	.09	--
Earnings from discontinued operations	--	*
Weighted average number
of common shares outstanding	13,755,552	13,188,353

Incremental items:
Stock options	2,422,329	1,647,097

Diluted weighted average
common shares outstanding	16,177,881	14,835,450

*Basic Earnings per share were $.004 and diluted earnings per share were $.003 from discontinued operations.
The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	Options	Preferred		Common		Paid-
	Outstanding	Shares	Value	Shares	Value	in Capital	Deficit	Total
January 1, 2003	2,909,000	--	--	13,256,103	$$13,274	$19,820,044	$(13,342,067)	$6,491,251

Subscription Receivable						6,131		6,131

Cancel shares on
Recission offer	--	--	--	(142,575)	(143)	18,931	--	18,788

Exercise options for cash	(350,000)			350,000	350	250,650	--	251,000

Options cancelled or forfeited	(361,200)	--	--	--	--	--	--	--

Options granted	1,791,000	--	--	--	--	--	--	--

Shares issued for promotion	--	--	--	1,000	1	1,339	--	1,340

Income for period	--	--	--	--	--	--	681,317	681,317

December 31, 2003	3,988,800	--	--	13,464,528	$13,482	$20,097,095	$(12,660,750)	$7,449,827

Options granted	370,000	--	--	--	--	--	--	--

Options exercised	(397,600)	--	--	397,600	399	294,312	--	294,711

Options forfeited	(10,000)	--	--	--	--	--

Income for period	--	--	--	--	--	--	1,511,993	1,511,993

December 31, 2004	3,951,200	--	--	13,862,128	$13,881	$20,391,407	$(11,148,757)	$9,256,531

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
Cash flows from operating activities:

Net income	$1,511,993	$681,317
Adjustments to reconcile
net income to net cash provided
by operating activities:

Depreciation and amortization	395,119	314,682
Cancel recission liability		18,788
Promotion cost paid with shares		1,340
Write down of inventories and parts	303,872	352,295
Write down development cost		112,471
Involuntary conversion of fixed assets	(245,264)	--

Change in assets and liabilities:
Trade receivables	(322,106)	(357,694)
Prepaid expenses	61,260	(225,761)
Inventories and parts	249,503	(392,419)
Other receivables	--	45,044
Accounts payable	(59,641)	201,124
Accrued expenses	149,251	164,126

Total adjustments	531,994	233,996

Net cash provided by operations	$2,043,987	$915,313

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
(Continued)

	2004	2003
Net cash provided by operating activities	$2,043,987	$915,313

Cash flows from investing activities:

(Increase) in fixed assets	(606,505)	(565,915)
Decrease(Increase)in security deposits	(4,975)	--
Purchase of technology	--	(88,926)
Involuntary conversion of fixed assets	296,735	--

Net cash provided by (used in) investing activities	(314,745)	(654,841)

Cash flows from financing activities;

Loans from shareholders		(37,215)
Sale of common stock	290,425	251,000
Reduction in subscription receivable	4,286	6,131
Reduction in mortgage	(35,344)	(31,668)
Bonds payable	--	(20,000)
Short term notes	--	(501,792)

Net cash (used in) financing activities	259,367	(333,544)

Net increase(decrease) in cash	1,988,609	(73,072)

Cash at beginning of year	306,137	379,209

Cash at end of year	$2,294,746	$306,137

Cash paid during the twelve months ended December 31:

	2004	2003
Interest	$11,625	$34,060

Income Taxes	--	--

The accompanying notes are an integral part of these financial statements.

BOVIE MEDICAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE YEAR ENDED DECEMBER 31, 2004 AND 2003

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2004 AND 2003:

During 2003 we gave as a promotion, 1,000 shares of common stock valued at $1,340 to a vendor.

In October 2004 a hurricane tore a portion of the roof off the office facility at 7100 30th Avenue North, St. Petersburg, Florida causing extensive water damage to that portion of the building. The cost of the building allocated to the loss was $63,749 of which there was depreciation of $12,278 leaving a net cost of $51,471. As per Financial Accounting Standard Board interpretation number 30 we have recognized a gain of 245,264 from the non monetary asset being involuntarily converted to a monetary asset through the payment by the insurance company of $296,735.

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

Cash and cash equivalents

Holdings of highly liquid investments with maturities of three months or less, when purchased, are considered to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair values. The amount of federally insured cash deposits was $100,000 as of December 31, 2004.

Fair Values of Financial Instruments
The carrying amount of trade accounts receivable, accounts payable, prepaid and accrued expenses, bonds and notes payable, and amounts due to shareholders, as presented in the balance sheet, approximates fair value.

Accounts Receivable

Accounts for which no payments have been received for three consecutive months are considered delinquent and a reserve is setup for them. Customary collection efforts are initiated and an allowance for uncollectible accounts is set up and the related expense is charged to operations. We give negotiated sales volume discounts which amounted to $382,433 and $323,071 for 2004 and 2003, respectively. Sales, as shown on the profit and loss statement of net of all discounts.

Inventories and Repair Parts

Inventories are stated at the lower of cost or market. Cost is determined principally on the average actual cost method. Finished goods and work-in-process inventories include material, labor, and overhead costs. Factory overhead costs are allocated to inventory manufactured in-house based upon cost of materials. Bovie monitors usage reports to determine if the carrying value of any items should be adjusted due to lack of demand for the item. Bovie adjusts down the inventory for estimated obsolescence (inventory judged to be unused in the manufacturing process for 2 years and is eventually discarded) or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-down may be required.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories and Repair Parts (Continued)

Inventory at December 31, 2004 and 2003 was as follows:

	2004	2003
Raw materials (net of reserves)	$705,188	$1,332,742
Work in process	742,289	616,837
Finished goods	554,160	501,570

Total	$2,001,637	$2,451,149

Reserves for obsolescence of raw materials were $817,808 and $784,992 at December 31, 2004 and 2003, respectively. There were no reserves for finished goods or work in progress.

Obsolete raw material inventory charged to operations was $303,872 and $352,295 for 2004 and 2003, respectively.

Repair Parts. We acquired the inventory of repair parts in conjunction with the purchase of the Bovie line of generators and Bovie trade name, on May 8, 1998. Bovie has maintained the inventory to service the previously sold generators. The useful life of repair parts is estimated to be five to seven years and the Company has set up an allowance for excess and obsolete parts.

As of December 31, 2004 and 2003 the inventory of parts were as follows:

	2004	2003
Raw materials	$317,615	$317,614
Allowance for excess or obsolete parts	(193,252)	(89,388)
Total	$124,363	$228,226

Notes Payable

We account for all note liabilities that are due and payable in one year as short term notes for example: Our line of credit with a commercial bank and our insurance premium financing arrangement which had zero balances at December 31, 2004.

Property, plant and equipment

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

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill and Other Intangible Assets

These assets consist of patent rights and trade name. The patent rights (other intangibles) are being amortized by the straight-line method over a 5-year period. The trade name (goodwill) qualifies as an indefinite-lived intangible asset and is not subject to amortization.

Goodwill represents the excess of purchase price over fair value of identifiable net assets of acquired businesses.  Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses.  Goodwill and other intangible assets had been amortized over periods ranging from 5 to 40 years through December 31, 2001.

In June 2001, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 142 "Goodwill and other Intangible Assets" ("SFAS 142").  We adopted SFAS 142 effective January 1, 2002.  As a result of the adoption of this standard, amortization of goodwill and certain intangibles has been discontiinued.

Impairment of Long-Lived Assets

We review long-lived assets consisting of intangible assets subject to and not subject to amortization and property, plant and equipment subject to depreciation.  Trade name is tested for impairment annually, or more frequently if the events or changes in circumstances indicate that the asset may have been impaired. In the event of impairment of any intangible asset, the excess of the carrying amount over the fair value is recognized as impairment loss. The impairment losses are not restored in future. We assess the recovery ability of goodwill and other intangible assets based on independent appraisal and or undiscounted cash flows that measures the impairment, if any.

Revenue recognition

Revenue is recognized when title has been transferred to the customer, which is generally at the time of shipment. The following policies apply to our major categories of revenue transactions:

Sales to customers are evidenced by firm purchase orders. Title and the risks and rewards of ownership are transferred to the customer when product is shipped. Payment by the customer is due under fixed payment terms.

Product returns are only accepted at our discretion and in accordance with our “Returned Goods Policy”. Historically, the level of product returns has not been significant. We accrue for sales returns, rebates and allowances based upon an analysis of historical customer returns and credits, rebates, discounts and current market conditions.

Our terms of sale to customers generally do not include any obligations to perform future services. Limited warranties are generally provided for sales and provisions for warranty are provided at the time of product sale based upon an analysis of historical data.

Amounts billed to customers related to shipping and handling have been included in net sales. Shipping and handling costs included in cost of sales expense were $305,391, and $249,919 for 2004 and 2003, respectively.

We have no consignment inventory.

We sell to a diversified base of customers around the world and, therefore, believe there is no material concentration of credit risk.

We assess the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment. Historically, losses on accounts receivable have not been material. Management believes that the allowance for doubtful accounts of $112,392 at December 31, 2004 is adequate to provide for probable losses resulting from accounts receivable.

Advertising Costs

All advertising costs are expensed, as incurred. The amounts of advertising costs were $452,121 and $529,711 for 2004 and 2003, respectively.

Net Earnings Per Common share

Basic earnings per share ("EPS") is computed based on the weighted average number of common shares outstanding for the period. Diluted EPS gives effect to all dilutive potential shares outstanding (i.e., options and warrants) during the period. (See Significant Accounting Policies - Stock Based Compensation)

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Research and Development Costs

Research and development expenses are charged to operations. Only the development costs that are purchased from another enterprise and have alternative future use are capitalized and are amortized over the estimated useful life of the asset, generally five years.

Research and Development Costs for Others

For research and development activities that are partially or completely funded by other parties and the obligation is incurred solely to perform contractual services all expenses are charged to cost of sales and all revenues are shown as sales.

We will only develop electrosurgical products for others that use our product as the base for their instrument. Our development agreements provide that the customer must pay the costs for the development as it progresses and further provide that any future purchases of the developed product must be purchased from us. We assume no contractual risk and operate as the customer’s original equipment manufacturer. Our agreements call for no minimum order, but the customer may not manufacture or purchase this product from any other manufacturer.

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

Stock-Based Compensation(Continued)

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

Bovie adopted the amendments to SFAS 123 disclosure provisions required under SFAS 148 and continued to use intrinsic value method under APB 25 to account for stock-based compensation. As such, the adoption of this statement did not have a significant impact on Bovie’s financial position, results of operations or cash flows.

At December 31, 2004, we had key employee and director stock option plans, which are described more fully in Note 8.  The Company follows Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock option plans.  Under Opinion No. 25, no compensation expense is recognized because the exercise price of the Company's stock options equals the market price of the underlying stock on the measurement date (date of grant).  Had compensation expense for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement No. 123, Accounting for Stock-Based Compensation, the Company's net earnings and net earnings per share would have been as follows: (in thousands)

	2004	2003
Net earnings:
As reported	$1,512	$681
Deduct: Compensation expense --
fair value method	(522)	(999)
Pro forma	$990	$(318)

Basic net earnings per share:
As reported	$.09		$.05
Pro forma	$.05	$	( .03)

Diluted net earnings per share:
As reported	$.08		$.05
Pro forma	$.05		$(.02)

Diluted Earnings after Extraordinary Item
As reported	$.09		$--
Proforma	$.06		$--

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The weighted-average fair value per share of options granted during 2004 and 2003, estimated on the date of grant using the Black-Scholes option pricing model, was $1.41 and $1.00, respectively.  The fair value of options granted was estimated on the date of grant using the following assumptions:

	2004	2003
Risk-free interest rate	4.18%	6.34%
Expected dividend yield	0.00%	0.00%
Expected stock price volatility	43%	50.0%
Expected option life	10 years	10 years

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees. "SFAS 123R requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the third quarter of 2005. Under SFAS 123R, we must determine the appropriate fair value model to be used in valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. Upon adoption, we may choose from two transition methods: the modified-prospective transition approach or the modified-retroactive transition approach. Under the modified-prospective transition approach we would be required to recognize compensation cost for awards that were granted prior to, but not vested as of the date of adoption. Prior periods remain unchanged and pro forma disclosures previously required by SFAS No. 123 continue to be required. Under the modified-retrospective transition method, we would be required to restate prior periods by recognizing compensation cost in the amounts previously reported in the pro forma disclosure under SFAS No. 123. Under this method, we would be permitted to apply this presentation to all periods presented or to the start of the fiscal year in which SFAS No. 123R is adopted. We would also be required to follow the same guidelines as in the modified-prospective transition method for awards granted subsequent to adoption and those that were granted and not yet vested. We are currently evaluating the requirements of SFAS 123R and its impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not been determined whether the adoption will result in amounts similar to the current pro forma disclosures under SFAS 123.

In December 2004, the FASB issued Staff Position ("FSP") No.109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2"). This position provides guidance under FASB Statement No.109 ("SFAS 109"), "Accounting for Income Taxes", with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the "Jobs Act") on enterprises' income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109.   The Company does not have accumulated income earned abroad and The Act and the FSP No. 109-2 do not have any effect on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). SFAS 153 eliminates the exception

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. We have considered SFAS 153 and have determined that this pronouncement is not applicable to our current operations.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - An Amendment of ARB Opinion No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. We have considered SFAS 151 and have determined that this pronouncement will not materially impact our consolidated results of operations.

in November 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - An amendment of SFAS No. 66 and 67". This statement amends SFAS No. 66, "Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions which is provided in AICPA Statement of Position ("SOP") 04-2, "Accounting for Real Estate Time-Sharing Transactions." This statement also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state the guidance for (a) incidental costs and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those costs is subject to guidance in SOP 04-2. SFAS 152 is effective for fiscal years beginning after June 15, 2005. We have considered SFAS 152 and have determined that this pronouncement is not applicable to our current operations.

In December 2003, the FASB issued a revision to Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. This revision requires additional disclosures by the Company regarding its plan assets, investment strategies, plan obligations and cash flows. We have considered revised statement 132 and have determined that at this time this pronouncement is not applicable to our current operations.

Reclassifications: Certain prior year amounts have been reclassified to conform with the presentation used in 2004.

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

Joint Venture Agreement

In February 2000, Bovie entered into a Joint Venture Agreement with a German corporation, Jump Agentur Fur Elektrotechnik GMBH. Pursuant to the agreement, Bovie advanced $200,000 to the partnership to cover costs of further research toward the production of two commercial prototypes for our contribution we received a 50% equity interest and 50% interest in the profits. Bovie has made available its facilities in Florida for development, manufacturing and marketing of the products of the joint venture and is responsible to expend its best efforts to secure all necessary financing for the research, development and marketing of the products estimated to be an amount up to $1,500,000, as per contract.

Pursuant to agreement, the joint venture acquired an exclusive license to produce and market any surgical/medical devices utilizing this technology. In fiscal, 2004 and 2003, Bovie made additional advances to the joint venture in the form of research and development of prototypes expending $39,286 and $81,914 in development costs and engineering costs, respectively.  Bovie has charged these costs to operations as equity in net loss of unconsolidated affiliate. To date the joint venture has no revenues and is not considered by us to be a significant subsidiary.

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

NOTE 3. TRADE ACCOUNTS RECEIVABLE

As of December 31, 2004 and 2003 the trade accounts receivable were as follows:

	2004	2003
Trade accounts receivable	$2,131,445	$1,917,694
Less:allowance for doubtful accts	(112,392)	(116,952)
Allowance for discounts	(64,766)	( (92,561

Trade accounts receivable, net	$1,954,287	$1,708,181

Bad debt expense charged to operations was $5,477 in 2004 and $55,614 in 2003.

At December 31, 2004 trade accounts receivable were pledged as collateral in connection with bank loans.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2004 and 2003 property, plant and equipment consisted of the following:

	2004	2003

Equipment	$992,542	$714,222
Building	573,736	637,485
Furniture and Fixtures	969,948	903,711
Leasehold Improvements	626,804	531,694
Molds	516,689	398,589
	3,679,719	3,185,701

Less:accumulated depreciation	(1,563,395)	(1,285,686)

Net property, plant, and equipment	$2,116,324	$1,900,015

Depreciation expense for the years ended December 31, 2004 and 2003 were $338,724 and $226,762, respectively.

Property and Rental Agreements

The following is a schedule of future minimum rental payments as of December 31, 2004 and for the next five years.

2005	$145,974
2006	141,952
2007	135,308
2008	115,150
2009	-0-

$538,384

Total consolidated rent expense for the Company was $152,442 in 2004 and $95,647 in 2003.

NOTE 5. DUE TO SHAREHOLDERS

In relation to the registered recission offer of 1996 to Aaron's former shareholders we had recorded a liability of $18,787 and accrued interest of $18,787, for 46,800 shares presumed unconverted.  A review of our shareholder records in 2003 disclosed that all Aaron's shares had been converted.  We eliminated the liability to Aaron shareholders and credited our shareholders' equity account.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. INTANGIBLE ASSETS

At December 31, 2004 and 2003 intangible assets consisted of the following:

	2004	2003
Goodwill acquired:
Trade name (life indefinite)	$1,509,662	$1,509,662

Other intangibles:

Purchased technology (5 yr life)	$278,763	$278,763
Less: Accumulated amortization	(190,191)	(133,796)

Net carrying amount	$88,572	$144,967

Trademarks and tradename is recognized in connection with the 1998 acquisition of Bovie Medical Corporation.  We continue to market products, release new products and product extensions and maintain and promote these trademarks and tradenames in the marketplace through legal registration and such methods as advertising, medical education and trade shows.  It is our belief that these trademarks and tradenames will generate cash flow for an indefinite period of time.  Therefore, in accordance with SFAS 142, our trademarks and tradenames intangible assets are not amortized.

The cost of patents, trademarks, patent rights, technologies and copyrights acquired are being amortized on the straight-line method over five years. Amortization expense charged to operations in 2004 and 2003 was $56,395 and $95,618, respectively. Fully amortized intangibles that were deleted during 2003 amounted to $94,877 and had a book value of -0-.

NOTE 7. LONG-TERM DEBT AND LINE OF CREDIT

The long-term debt of the Company at December 31, 2004 and 2003 includes a mortgage and notes payable.

	2004	2003
Mortgage payable	$379,994	$411,664
Term loan	--	3,675
Line of credit- bank	--	--

	$379,994	$415,339

Mortgage Payable

In 2001, Bovie paid off its existing mortgage on its premises at 7100 30th Avenue North, St. Petersburg, Florida, and replaced it with a new first mortgage of $475,000, from its commercial lender. The interest Bovie pays on the mortgage is variable at the banks base rate which is 4.75%, presently. Bovie makes principal payments of $2,639 per month plus interest. The mortgage has a balloon payment of $320,562 due in November of 2006.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mortgage Payable(Continued)

The scheduled principal payments for the next five years are as follows:

Year	Amount

2005	$31,668
2006	348,325
$379,993

Line of Credit - Commercial Bank

Advances under the new line of credit secured in May of 2001 are limited to the lesser of $1,500,000 or 80% of net accounts receivable from non-affiliated parties. Availability was $1,500,000 on December 31, 2004. The annual interest rate on the loan is variable and is based on the bank's base rate. The line has no expiration date and is due on demand by the bank. The bank has a security interest in inventory, accounts receivable and equipment of the Company (the collateral). The balance due the bank on the credit line at December 31, 2004 was zero.

NOTE 8. OPTIONS

Stock-Based Compensation

The Company has an employee incentive compensation plan (the “Plan”) pursuant to which the Company’s board of directors may grant stock options to officers and key employees. Pursuant to an amendment approved by the Company’s shareholders during 2003, stock options to purchase up to an additional 1,200,000 shares of common stock may be granted under the Plan. Stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant. All stock options have a ten year term and vest and become exercisable immediately on the date of the grant. During 2004, a total of 370,000 options were granted at prices between $1.30 and $2.95 of the 1,200,000 authorized and there were a total of 27,700 additional shares available for grant under the various plans.

Stock-option activity during the periods indicated was as follows:
	2004		2003
		Weighted		Weighted
		average		average
	Number of	exercise	Number of	exercise
	Shares	price	Shares	price

Balance January 1,	3,988,800	1.00	2,909,000.703

Exercised	(397,000)	.74	(350,000)	.71
Cancelled & forfeited	(10,000)	.50	(361,200)	.86
Granted	370,000	2.32	1,791,000	1.40

Balance December 31,	3,951,200	1.15	3,988,800	1.00

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. OPTIONS (CONTINUED)

Stock-Based Compensation

Stock options consisted of the following at December 31, 2004:

Number of Options Currently Exercisable	Weighted Average Remaining Estimated Life	Exercise Price
470,000	8.5	$ 3.25
95,000	8.5	1.30
143,000	3.0	1.125
50,000	3.0	1.15
1,311,000	3.5	.75
500,000	8.0	.70
1,062,200	6.5	.50
35,000	9.5	2.95
225,000	9.5	2.13
60,000	9.5	2.41

3,951,200	5.7	$1.13(a)

(a) The amount of $1.13 represents the weighted average exercise price of the outstanding options.

At December 31, 2004 and 2003, the number of options exercisable was 3,951,200 and 3,988,800, respectively, and the weighted-average exercise prices of those options were $1.13 and $1.00, respectively.

During the year 2004 Bovie cancelled 10,000 options issued prior to December 31, 2002 at an exercise price of .50 per share (the “cancelled options”). The cancelled options were not replaced. In addition, we issued 370,000 options during the year at exercise prices from $2.14 to $2.75, with average exercise price of $2.32.  The options issued in 2004 did not affect the fiscal year 2004 statement of operations as the market value for Bovie’s common stock was the same as the exercise price on the day granted. Had the compensation cost for Bovie’s three stock option issuances been determined based on the fair value at the grant date for awards in 2004 consistent with the provisions of SFAS No.123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated in Note 1 under Significant Accounting Policies.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. TAXES AND NET OPERATING LOSS CARRYFORWARDS

As of December 31, 2004, the components of deferred tax assets were as follows:
Deferred tax assets:

	2004	2003

Accounts receivable(allowances)	$177,158	$53,300
Inventories(reserves)	1,011,060	874,380
Net operating loss carry forwards	2,392,000	2,922,000
Patent rights, primarily due to
amortization	(118,439)	(73,633)

Total gross deferred tax assets	3,461,779	3,776,047
Less: Valuation allowance	(3,075,579)	(3,389,847)

Net deferred tax assets - current	$386,200	$386,200

Bovie had net operating losses (NOLs) of approximately $6,872,000 at December 31, 2004. These NOLs and corresponding estimated tax assets, computed at a 34% tax rate, expire as follows:

Year loss	Expiration	Loss	Estimated
Incurred	Date	Amount	Tax Asset

1990	2010	$38,000	$13,000
1991	2011	246,000	86,000
1992	2012	1,004,000	352,000
1993	2013	465,000	163,000
1994	2014	1,197,000	419,000
1995	2015	637,000	223,000
1998	2018	548,000	192,000
1999	2019	2,184,000	764,000
2002	2022	515,000	180,000

Total		$ 6,834,000	$ 2,392,000

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

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. TAXES AND NET OPERATING LOSS CARRYFORWARDS(Continued)

The valuation allowance of $3,075,579 as of December 31, 2004 decreased by $314,268 from December 31, 2003. The change in valuation allowance was a consequence of decreasing tax assets of $530,000 and reserving for additional allowances for accounts receivable and inventory loss of $260,538, and patent amortization of $(44,806). The Company believes it is possible that the benefit of these additional assets may not be realized in the future. A reconciliation of the Federal statutory tax rate to Bovie’s effective tax rate is as follows:

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

Bovie has made a contribution during 2004 and 2003 of $61,177 and $48,967 respectively, for the benefit of its employees. The Company also maintains a group health and dental insurance plan. The employees are eligible to participate in the plan after three months of full-time service.

NOTE 11. RELATED PARTY TRANSACTIONS

Professional Services and Employment Agreements

A director, Alfred V. Greco Esq. is the principal of Alfred Greco PLLC, Bovie’s counsel. The legal fees paid to Alfred Greco PLLC were $63,650 and $73,646 for the years 2004 and 2003, respectively.

A director, George W. Kromer, Jr. also serves as a consultant to us. The consulting fees to Mr. Kromer were $20,751 and $16,615 for 2004 and 2003, respectively.

Two employees of the Engineering Department of Bovie are related to the chief operating officer. Yechiel Tsitrinovich served as an engineering consultant and was paid fees of $86,764 and $46,978, for 2004 and 2003 respectively. Bovie entered into a two-year contract with Mr. Arik Zoran for him to assume supervision of the engineering department, for a salary of $90,000 per year plus living expenses and benefits. During 2004 Mr. Zorans salary was $144,314. Bovie agreed to secure a permanent work visa for Mr. Zoran.

Employment Agreement

Bovie has employment agreements with five key employees. These agreements are for terms extending to December 31, 2009.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. RELATED PARTY TRANSACTIONS

Employee Benefit Plans

In 1996, 1998, 2001 and 2003, Bovie established stock option plans under which officers, key employees and non-employee directors may be granted options to purchase shares of Bovie's authorized, but unissued, Common Stock. Under its existing Employee Stock Option Plans, the Company has Options outstanding as of December 31, 2004 for employees to purchase 3,891,200 shares of common stock at exercise prices ranging from $.50 to $3.25.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We have no material legal proceeding pending against us at this time. During 2004 and 2003 legal fees associated with the deductible on our insurance policy were $21,317 and $ -0-, respectively.

Product Liability

Bovie currently has product liability insurance which it believes to be adequate for its business. The Company's existing policy expires December 31, 2005. During 2004 our legal fee deductible was $10,000 per case up to $50,000. In 2005 that legal fee deductible went from $10,000 to $50,000 per case and the maximum out of pocket went from $50,000 to $250,000. In 2005 we will set up a reserve for the cost of legal fees on a monthly bases equal to an estimate based on past product liability cases and legal costs.

Bank Line of Credit and Term Loan

The financial covenants of the bank are:

Maximum Liability to Net Worth Ratio: On a consolidated basis, Bovie shall maintain a Maximum Liability to Tangible Net Worth Ratio of 1.00: 1.00 defined as liability (total liabilities, including any subordinated debt) divided by Adjusted Tangible Net Worth.

Minimum Adjusted Tangible Net Worth: Bovie shall maintain Minimum Tangible Adjusted Net Worth of $5,000,000 at all times, defined as total net worth minus intangibles and related party receivables.

Minimum Fixed Charge Coverage: Bovie shall maintain a Minimum Fixed Charge Coverage of 2:00:1:00 measured at Bovie’s fiscal year end, defined as (After tax income + depreciation + amortization + lease expense + interest expense) divided by (lease expense + interest expense + current maturities of long term debt). We believe we are in compliance with all the bank’s covenants.

Joint Venture - J Plasma Technology

The agreement provides that we shall be responsible to expend our best efforts to obtain additional capital if required up to a total estimated amount of $1.5 million. As of December 31, 2004 we have expended approximated $500,000 for product development and are additionally obligated to expend our best efforts to finance one million more.

Deferred Revenue

During the past two years we have sold generators and guaranteed to replace hand pieces for 5 years. A portion of the sale associated with the future delivery of the additional hand pieces are considered deferred revenue.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. EARNINGS PER SHARE

In 2004 and 2003, basic earnings per share were $.09 and $.05 per share, respectively. The diluted weighted average common shares outstanding at December 31, 2004 and 2003 were 16,177,881 and 14,835,450, respectively.

Diluted basic earnings per share for 2004 and 2003 were $.08 and $.04, respectively. In 2003 basic and diluted earnings per share associated with discontinued operations were both nil. In 2004 basic earnings and diluted per share after an extraordinary item were $.11 and $.09 per share, respectively.

NOTE 14. INDUSTRY SEGMENT REPORTING

Disclosures about Reportable Segments - Types of products and services.

Bovie had two reportable segments: medical and non-medical products. In 2004, because we had sold our non-medical products division in 2003 and the electrosurgical division has continued to grow we now show three segments. Electrosurgical generator and accessories, battery operated cauteries and other products. The electrosurgical segment sells electrosurgical products which includes generators, electrodes, electrosurgical pencils and various ancillary disposable products. These products are used in surgery for the cutting and coagulation of tissue. Battery operated cauteries are used for precise hemostasis (to stop bleeding) in ophthalmology and in other fields. Our other revenues are derived from nerve locators, disposable and reusable penlights, medical lighting, license fees, development fees and other miscellaneous income.

Sale of Product Line

In 2003, our sales of flexible lighting products, used primarily in the automotive and locksmith industries, totaled $375,250. One customer accounted for 80% of such sales. We discontinued this non-medical product line by selling our inventory at cost, customer list and manufacturing technology to that largest customer. The customer will also pay us a license fee of $500,000 payable in equal installments over 5 years. We believe this discontinuance will have no material impact on our continuing operations or financial condition. We are picking up the license fee as income over 5 years. At the end of 5 years all aspect of the assets of the license agreement become the property of the licensee.

Measurement of segment profit or loss and segment assets

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Bovie evaluates performance based on profit or loss from operations before income taxes not including non-recurring gains and losses. There were no intersegment sales and transfers in 2004 and 2003.

Bovie now operates in three reportable segments, electrosurgical products, cauteries and other products. We sold our non-medical products division in the beginning of 2003.

Bovie’s principal markets are the United States, Europe, Asia and Latin America, with the U.S. and Europe being the largest markets based on revenues. Bovie's major products include cauteries, electrosurgery generators, nerve locators, disposable penlights and electrodes. Electrosurgical products, cauteries, accounted for 62% and 55%, 27% and 31% of our sales for 2004 and 2003, respectively.

In 2004 and 2003, one significant customer accounted for 29% and 22% of total sales, respectively.

Bovie’s ten largest customers accounted for approximately 70% of net revenues for 2004 and 66% of revenue in 2003.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. INDUSTRY SEGMENT REPORTING(CONTINUED)

At December 31, 2004 and 2003, receivables from Bovie’s 10 largest customers accounted for approximately 66% and 62% of outstanding accounts receivable, respectively.

Summary information by segment area for years ended December 31, 2004 and 2003 were as follows:

(in thousands)
	Cauteries	Electrosurgical	Other	Total

Year ended December 31, 2004
Net sales	5,460	12,684	2,351	20,495
Interest income	1	2	--	3
Interest expense	4	9	1	14
Depreciation & amortization	158	186	51	395
Income taxes	194	216	46	456
Income tax benefit	(194)	(216)	(46)	(456)
Segment net earnings(basic)	538	602	127	1,267
Total assets	2,975	6,832	1,212	11,019(1)
Capital expenditures	164	375	67	606
Extraordinary Income			245	245

Year ended December 31, 2003
Net sales	5004	8,957	2,156	16,117
Interest income	1	2	--	3
Interest expense	10	19	5	34
Depreciation & Amortization	138	151	26	315
Income taxes	100	109	19	228
Income tax benefit	(100)	(109)	(19)	(228)
Segment net earnings(basic)	277	296	60	633
Total Assets	2,863	5,171	1,200	9,234(1)
Capital expenditures	203	367	85	655
Gain on sale of segment			48	48

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. INDUSTRY SEGMENT REPORTING(CONTINUED)

Information by geographic area is as follows (in thousands):

	Net Sales	Long Lived Assets
Year ended December 31, 2004

United States	$17,448	$2,167
Europe	1,348
Asia	597
South America	586
Other	516	-

Total	$20,495	$2,167

Year ended December 31, 2003
United States	$13,915	$1,900
Europe	1,238	--
South America	279	--
Other	529	--

Total	$16,118	$1,900

(1) Included is a 200,000 investment in the equity of an unconsolidated affiliate at December 31, 2004 and December 31, 2003.

(2) Loss in the net income of an investee accounted for by the equity method was $39,286 and $81,914 for 2004 and 2003, respectively.

(3) Sales for non-medical products for 2003 were $375,000.

Assets and liabilities outside the U.S.A. (in thousands)

	2004	2003

Total assets	$411	$187
Total liabilities	-0-	-0-
Net property, plant and equipment	29	-0-

Bovie had no assets (other than certain trade receivables,equipment, molds and inventory) outside the United States, in the years ended December 31, 2004 and 2003.

During 2004 and 2003, a portion of Bovie’s consolidated net sales and consolidated gain from operations was derived from foreign operations. Foreign operations are subject to certain risks inherent in conducting business abroad, including price and exchange controls, limitations on foreign participation in local enterprises, possible nationalization or expropriation, potential default on the payment of government obligations with attendant impact

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. INDUSTRY SEGMENT REPORTING(CONTINUED)

on private enterprise, political instability and health care regulations and other restrictive governmental actions. Changes in the relative value of currencies take place from time to time and could adversely affect Bovie’s results of operations and financial condition. The future effects of these fluctuations on the operations of Bovie and its subsidiaries are not predictable.

NOTE 15. RESEARCH AND DEVELOPMENT PERFORMED FOR OTHERS

Bovie has entered into several manufacturing and development agreements to produce electrosurgical products for medical equipment companies. The agreements are considered Original Equipment Manufacturing (OEM) contracts that call for: (1) Bovie to develop specific use devices and components (2) the customer is not committed to a certain dollar amount of purchases and (3) Bovie charges what it believes will be its costs for the development of the product. If the customer rejects or terminates the contract then it forfeits the development payments we have incurred. The customer must fulfill its agreement if Bovie delivers its working prototypes timely. Bovie has an arrangement with a customer whereby the customer will receive a credit for it's reimbursement of research and development cost of $36,000 at December 31, 2004. We do not recognize the arrangement as income because we believe that the liability shown will be eventually off-set when the customer takes a credit against its purchases from us.

The following is research and development revenue and costs related to specific contracts, for 2004 and 2003:

Contracted Development Payments Received:
	2004	2003
Amounts:
Revenue from development in progress	$230,120	$304,461

Revenues included in Gross Sales	$230,120	$304,461

Cost of Research and Development contracts
included in gross profit	$230,120	$304,461

NOTE 16. RESEARCH AND DEVELOPMENT COSTS CAPITALIZED

During the years 2004 and 2003 we had capitalized development costs, performed by third parties for our line of electrosurgical generators of $-0- and $88,926, respectively.

EXHIBIT INDEX

Exhibit 3.1	Articles of Incorporation*

Exhibit 3.2	By-Laws*

Exhibit 4.1	Copy of Stock Certificate *

Exhibit 10.1	Joint Venture Agreement dated February 25, 2000 Between Bovie Medical Corporation and Jump Agentur fur Elektrotechnik GmBH

Exhibit 10.2
Agreement between Bovie Medical Corporation and Arthrex Inc. dated
June 2002, filed with Form S-3 on November 23, 2004, which is incorporated here in by reference. This agreement is the subject of an application for confidential treatment.

Exhibit 10.3	Distribution and Service Center Agreement between Bovie and Symbol Medical Limited dated December 31, 2004

Exhibit 21.1	Consent of Bloom & Co., LLP

Exhibit 31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
_____________________
* Incorporated by reference to Exhibits 3.1,3.2 and 4.1 to Form 10KSB/A for December 31, 2003 filed
With the SEC on February 16, 2005.