Form 10QSB
period 2005-03-31
BOVIE MEDICAL CORP
filed 2005-05-13
CIK 719135

U.S. Securities and Exchange Commission
Washington D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes [ X ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date: 13,897,858.

PART I. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEET
MARCH 31, 2005 AND DECEMBER 31, 2004

Assets

	(Unaudited)	(Audited)
	March 31, 2005	December 31, 2004

Current assets:

Cash	$2,141,779	$2,294,746
Trade accounts receivable	2,169,062	1,954,287
Inventories	2,272,411	2,001,637
Prepaid expenses	253,618	328,765
Deferred tax asset	386,200	386,200

Total current assets	7,223,070	6,965,635

Property and equipment, net	2,295,717	2,116,324

Other assets:

Repair parts	95,668	124,363
Trade name	1,509,662	1,509,662
Patent rights, net	74,473	88,572
Deposits	16,445	14,445
Investment-Joint Venture	200,000	200,000

	1,896,248	1,937,042

	$11,415,035	$11,019,001

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEET
MARCH 31, 2005 AND DECEMBER 31, 2004
(CONTINUED)

Liabilities and Stockholders' Equity

	(Unaudited)	(Audited)
	March 31, 2005	December 31, 2004
Current liabilities:

Accounts payable	$894,059	$620,151
Accrued expense	602,285	568,482
Deferred Revenue	144,944	157,844
Customer deposits	36,000	36,000
Current maturities of long-term debt	31,668	31,668

Total current liabilities	1,708,956	1,414,145

Long Term Liabilities	340,412	348,325

Stockholders' equity:

Preferred Stock, par value $.001 10,000,000 shares authorized 0 issued and outstanding on March 31, 2005 and December 31, 2004	--	--

Common stock par value $.001; 40,000,000 shares authorized, issued and outstanding 13,897,858 shares and 13,862,128 shares on March 31, 2005 and
December 31, 2004 respectively	13,916	13,881
Additional paid in capital	20,411,485	20,391,407
Accumulated deficit	(11,059,734)	(11,148,757)

Total stockholders' equity	9,365,667	9,256,531

Total liabilities and stockholders' equity	$11,415,035	$11,019,001

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)

	March 31, 2005	March 31, 2004

Sales	$4,743,211	$4,743,958
Cost of sales	3,092,741	2,996,507

Gross profit	1,650,470	1,747,451

Costs and expenses:
Research and development	179,544	144,209
Professional services	148,022	129,252
Salaries and related costs	421,472	442,117
Selling, general and administrative	778,295	779,679
Equity in unconsolidated subsidiary	40,803	8,468

	1,568,136	1,503,725

Gain from operations	82,334	243,726

Other income (expense):
Interest (net of income)	6,689	(3,894)

Income	89,023	239,832

Provision for income tax	(31,160)	(86,340)
Realized benefit of loss carryforward	31,160	86,340

Net income	$89,023	$239,832

Earnings per share

Net income:
Basic	.01	.02
Diluted	.01	.01

Weighted average number of shares outstanding	13,885,922	13,565,320

Weighted average number of shares outstanding adjusted for dilutive securities	16,243,973	16,177,621
The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE PERIOD JANUARY 1, 2004 TO MARCH 31, 2005

	Options	Preferred		Common		Paid-in
	Outstanding	Shares	Value	Shares	Value	Capital	Deficit	Total

January 1, 2004	3,988,800	--	--	13,464,528	$ 13,482	$20,097	$(12,660,750)	$7,449,827

Options granted	370,000	--	--	--	--	--	--	--

Options exercised	(397,600)	--	--	397,600	399	294,312	--	294,711

Options forfeited	(10,000)	--	--	--	--	--	--	--

Income for period	--	--	--	--	--	--	1,511,993	1,511,993

December 31, 2004	3,951,200	--	--	13,862,128	$ 13,881	$20,391407	$ (11,148,757))	$9,256,531

Options exercised	(35,730))	--	--	35,730	35	20,078	--	20,113

Income for period	--	--	--	--	--	--	89,023	89,023

March 31, 2005	3,915,470	--	--	13,897,858	$ 13,916	$ 20,411,485	$ (11,059,734)	$9,365,667

BOVIE MEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)

	2005	2004

Cash flows from operating activities
Net income	$89,023	$239,832
Adjustments to reconcile net income
to net cash provided by (used in) operating activities:
Depreciation and amortization	108,842	88,271

Changes in current assets and liabilities:
Receivables	(214,775)	(567,099)
Inventories and repair parts	(242,079)	(57,364)
Prepaid expenses	75,147	127,953
Accounts payable	273,908	324,100
Accrued expense	33,803	72,708
Deferred Revenue	(12,900)	19,512

Net cash provided (applied) by operating activities	110,969	247,913

Cash flows from investing activities
Increase in fixed assets	(274,136)	(268,351)
Increase in deposits	(2,000)	--

Net cash used in investing activities	(276,136)	(268,351)

Cash flows from financing activities
(Decrease) in mortgage payable	(7,903)	(11,591)
Common shares purchased	20,103	119,925
Obligations from shareholders	--	1,113

Net cash provided in financing activities	12,200	109,447

Net increase (decrease) in cash and cash equivalents	(152,967)	89,009

Cash and cash equivalents, beginning of period	2,294,746	306,137

Cash and cash equivalents, end of period	$2,141,779	$395,146

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

Cash paid during the three months ended March 31:
	2005	2004

Interest paid	$ 5,087	$ 3,890
Income taxes	- 0 -	- 0 -

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2005:

There were no non-cash investing and financing activities in the first quarter of the year 2004 or 2005.

BOVIE MEDICAL CORPORATION

NOTE 1. INTERIM FINANCIAL INFORMATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S.) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial position, and cash flows in conformity with accounting principles generally accepted in the U.S. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of Bovie Medical Corporation and its subsidiaries for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004. Certain prior year amounts have been reclassified to conform with the presentation used in 2005.

NOTE 2. STOCK-BASED COMPENSATION

The Company accounts for its employee stock option and stock purchase plans using the intrinsic value method in accordance with Accounting Principle Board Opinion No. 25, “Accounting for Stock Issued to Employee.” Accordingly, the Company does not recognize compensation expense for employee or director stock options granted not less than fair market value. For purposes of disclosures pursuant to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), as amended by SFAS 148, “Accounting for Stock-Based Compensation, Transition and Disclosure,” the estimated fair value of options is amortized to expense over the options’ vesting period. The fair value of the options is estimated at the date of grant using the Black-Scholes option pricing model.

NOTE 3. INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined principally on the average cost method. Inventories at March 31, 2005 and December 31, 2004 were as follows:

	March 31, 2005	December 31, 2004

Raw materials	$675,827	$705,188
Work in process	941,942	742,289
Finished goods	654,642	554,160

Total	$2,272,411	$2,001,637

REPAIR PARTS

The Company acquired the inventory of repair parts in conjunction with the purchase of the Bovie line of generators and Bovie trade name, on May 8, 1998. The Company has maintained the inventory to service the previously sold generators. The useful life of repair parts is estimated to be five to seven years and the Company has set up an allowance for excess and obsolete parts.

As of March 31, 2005 and December 31, 2004, the inventory of parts was follows:

	March 31, 2005	December 31, 2004

Raw materials	$ 95,668	$ 124,363

BOVIE MEDICAL CORPORATION

NOTE 4. INTANGIBLE ASSETS

At December 31, 2004 and March 31, 2005 intangible assets consisted of the following:

	March 31, 2005	December 31, 2004
Goodwill acquired:
Trade name (life indefinite)	$ 1,509,662	$ 1,509,662

Other intangibles:

Purchased technology (5 yr life)	$ 278,763	$ 278,763
Less: Accumulated amortization	(204,290)	(190,191)

Net carrying amount	$ 74,473	$ 88,572

NOTE 5. NEW ACCOUNTING PRONOUNCEMENTS

In November 2003 and March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus reached requires companies to apply new guidance for evaluation whether an investment is other-than-temporarily impaired and also requires quantitative and qualitative disclosure of debt and equity securities, classified as available-for-sale or held-to-maturity, that are determined to be only temporarily impaired at the balance sheet date. In September 2004, the adoption date of the consensus was indefinitely delayed as it relates to the measurement and recognition of impairment losses for all securities in the scope of paragraphs 10-20 of Issue No. 03-1. The disclosures prescribed by Issue No. 03-1 and guidance related to impairment measurement prior to the issuance of this consensus continue to remain in effect. Adoption is not expected to have a material impact on our consolidated earnings, financial position or cash flows.

In December 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 132® “Employers’ Disclosure about Pensions and Other Post-retirement Benefits.” This standard increases the existing disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. The expanded disclosure require that plan assets be segregated by category, such as debt, equity and real estate, and that disclosures on certain expected rates of return be incorporated. SFAS No. 132® will also require us to disclose various elements of pension and post-retirement benefit costs in interim-period financial statements. We adopted SFAS No. 132® in 2003. The Company does not have a pension plan or post retirement benefits.

In September 2004, the EITF reached a consensus regarding Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share,” requiring that the dilutive effect of contingent convertible debt instruments (CoCos) be included in diluted earnings per share calculations for all periods (if dilutive), regardless of whether the triggering contingency has been satisfied. Adoption of Issue No. 04-8 requires retroactive restatement of prior period dilutive earnings per share for CoCos outstanding at the implementation date. The Company does not have contingently convertible instruments and the adoption of this consensus for periods ending after December 15, 2004 did not have a material impact on diluted earnings per share for the three months ended March 31, 2005.

In September 2004, the EITF reached a consensus on Issue No. 04-1 “Accounting for Preexisting Relationships between the Parties to a Business Combination,” which requires that preexisting relationships between two parties of a business combination be settled prior to the combination. The EITF also addresses the measurement and recognition of settlements related to preexisting receivables and payables, executory contracts, intangible asset rights, and gain settlements among the parties to a business combination. This consensus is effective for the fiscal year 2005. Adoption did not have a material impact on our consolidated earnings, financial position or cash flows.

BOVIE MEDICAL CORPORATION

NOTE 5. NEW ACCOUNTING PRONOUNCEMENTS (Continued)

In September 2004, the EITF reached a consensus on Issue No. 04-10, “Applying Paragraph 19 of FASB Statement No. 131, Disclosure about Segments of an Enterprise and Related Information (SFAS No. 131), in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds.” Issue No. 04-10 clarifies the criteria for aggregating an operating segment that does not meet all of the aggregation criteria in paragraph 17 of SFAS No. 131, but also falls below the quantitative criteria that would dictate that the segment be reported separately. The consensus reached would enable an entity to aggregate two or more segments that have similar economic characteristics and share a majority of the aggregation criteria in paragraph 17 of SFAS No. 131. Although Issue No. 04-10 was to be effective immediately, in November 2004 the EITF delayed the implementation of this issue in order to have its effective date coincide with a related FASB Staff Position (FSP), which will clarify the meaning of similar economic characteristics. Issue No. 04-10 is to be applied by retroactive restatement of previous periods. Adoption of Issue No. 04-10 is not expected to have an impact on our consolidated earnings, financial position or cash flows.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4,” which adopts wording from the International Accounting Standards Board’s (IASB) IAS 2 “Inventories” in an effort to improve the comparability of cross-border financial reporting. The FASB and IASB both believe the standards have the same intent; however, an amendment to the wording was adopted to avoid inconsistent application. The new standard indicates that abnormal freight, handling costs, and wasted materials (spoilage) are required to be treated as current period charges rather than as a portion of inventory cost. Additionally, the standard clarifies that fixed production overhead should be allocated based on the normal capacity of a production facility. The Statement is effective beginning in fiscal year 2007. Adoption is not expected to have a material impact on our consolidated earnings, financial position or cash flows.

In December 2004, the FASB issued FSP FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The FSP clarifies that the manufacturer’s deduction provided for under the American Jobs Creation Act of 2004 (the Act) should be accounted for as a special deduction in accordance with SFAS No. 109, “Accounting for Income Taxes,” and not as a tax rate reduction. The Qualified Production Activities Deduction will not impact our consolidated earnings, financial position or cash flows for fiscal year 2005 because the deduction is not available to us. We are currently evaluating the effect that this deduction will have in subsequent years.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employee. “SFAS 123R requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the fiscal year 2006. Under SFAS 123R, we must determine the appropriate fair value model to be used in valuing share-based payments the amortization method for compensation cost and the transition method to be used at the date of adoption. Upon adoption, we may choose from two transition methods: the modified-prospective transition approach or the modified-retroactive transition approach. Under the modified-prospective transition approach we would be required to recognize compensation cost for awards that were granted prior to, but not vested as of the date of adoption. Prior periods remain unchanged and pro forma disclosures previously required by SFAS No. 123 continue to be required. Under the modified-retrospective transition method we would be required to restate prior periods by recognizing compensation cost in the amounts previously reported in the pro forma disclosure under SFAS No. 123. Under this method, we would be permitted to apply this presentation to all periods presented or to the start of the fiscal year in which SFAS No. 123R is adopted. We would also be required to follow the same guidelines as in the modified-prospective transition method for awards granted subsequent to adoption and those that were granted and not yet vested. We are currently evaluating the requirements of SFAS 123R and its impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not been determined whether the adoption will result in amounts similar to the current pro forma disclosures under SFAS 123.

BOVIE MEDICAL CORPORATION

NOTE 5. NEW ACCOUNTING PRONOUNCEMENTS (Continued)

In December 2004, the FASB issued Staff Position (“FSP) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSB 109-2”). This position provides guidance under FASB Statement No. 109 (“SFAS 109”), “Accounting for Income Taxes”, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. The Company does not have accumulated income earned abroad and The Act and the FSP No. 109-2 do not have any effect on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (SFAS 153”). SFAS 153 eliminates the exception
From fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. We have considered SFAS 153 and have determined that this pronouncement is not applicable to our current operations.

In November 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions- An amendment of SFAS No. 66 and 67”. This statement amends SFAS No. 66,” Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions which is provided in AICPA Statement of Position (“SOP”) 04-2, “Accounting for Real Estate Time-Sharing Transaction.” This statement also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to state the guidance for (a) incidental costs and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those costs is subject to guidance in SOP 04-2. SFAS 152 is effective for fiscal years beginning after June 15, 2005. We have considered SFAS 152 and have determined that this pronouncement is not applicable to our current operations.

NOTE 6. SHAREHOLDERS’ EQUITY

During the three-month period ending March 31, 2005, we issued 35,730 common shares in exchange for employee exercised options. The issuance of the common stock resulted in an increase in capital of $20,103.

NOTE 7. EARNINGS PER SHARE

We compute basic earnings per share (“basic EPS”) by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding resulting from employee stock options during the period. The following table sets forth the computation of basic and diluted earnings per share for the three-month periods ended March 31, 2004 and 2005.
Three months ended March 31
	2005	2004
Net income	$ 89	$ 240

Basic-weighted average shares outstanding	13,886	13,565

Effect of dilutive potential securities	2,358	2,612

Diluted - weighted average shares outstanding	16,244	16,177

Basic EPS	$ .01	$ .02

Diluted EPS	$ .01	$ .01

BOVIE MEDICAL CORPORATION

NOTE 7. EARNINGS PER SHARE (Continued)

All above figures are in thousands except basic and diluted earnings per share which are not. The shares used in the calculation of diluted EPS exclude options to purchase shares where the exercise price was greater than the average market price of common shares for the period. Such shares aggregated approximately .5 million and .47 million in the three months ended March 30, 2005 and 2004, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Level Overview

We are a medical device company engaged in the manufacturing and marketing of electrosurgical devices. Our medical products include a wide range of devices including electrosurgical generators and accessories, cauteries, medical lighting, nerve locators and other products.

We divide our operations into three reportable business segments: Electrosurgical products, battery operated cauteries and other products. The electrosurgical segment sells electrosurgical products generators, electrodes, electrosurgical pencils and various ancillary disposable products. These products are used in surgery for the cutting and coagulation of tissue. Battery operated cauteries are used for precise hemostasis (to stop bleeding) in ophthalmology and in other fields. Our other revenues are derived from nerve locators, disposable and reusable penlights, medical lighting, license fees, development fees and other miscellaneous income. Domestic sales accounted for 83% of total revenues in the quarter ended March 31, 2005 as compared to 85% in the first quarter of 2004. Most the Company’s products are marketed through medical distributors which distribute to more than 6,000 hospitals and to doctors and other health-care facilities.

International sales accounts for 17% of total revenues for the period ended March 31, 2005 as compared to 15% for March 30, 2004. The Company’s products are sold in more than 150 countries through local dealers. Local dealer support is coordinated by sales and marketing personnel at the St. Petersburg, Florida facility. We have no branch offices than the Florida facility. We sell our products to distributors that distribute them in the following countries: Argentina, Australia, Belgium, Brazil, Canada, Chile, Denmark, Finland, France, Germany, Greece, India, Italy, Japan, Korea, Mexico, The Netherlands, New Zealand, Norway, Poland, Portugal, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan and the United Kingdom, China, the CIS (former Soviet Union), Cyprus, Indonesia, Ireland, Korea, Latin America, Malaysia, the Middle East, the Philippines, Thailand, Turkey, and Vietnam. Our business is generally not seasonal in nature.

Outlook for 2005

Based upon current preliminary forecasts, diluted net earnings per share from operations for 2005 may be less than 2004. In addition, net earnings may be negatively impacted by increased costs of selling, general payroll, professional fees, research and development and administrative. Sales for the year 2005 are expected to be comparable to 2004. For the next six months of the current fiscal year, we expect similar sales to the same period last year, despite a decline in orders from our main OEM customer. If foreign currency exchange rates hold at current levels, we anticipate a favorable impact on foreign sales for the full year of 2005.

Even though our main OEM customer has reduced its orders during the second three months of 2005 our overall sales for that period may be comparable with sales for the same period last year. OEM business is marked by variables, making it difficult to forecast future performance, as OEM contracts create limited visibility. Significant OEM orders or new product development can favorably and materially impact our performance. During fiscal 2005 we will direct increased effort and resources at advancing product development, and geographic expansion of distributors while continuing to take advantage of selective OEM opportunities as they occur. We believe that this course of action will result in a greater diversification to our revenue stream.

BOVIE MEDICAL CORPORATION

Outlook for 2005(Continued)

We have paid off all previously outstanding borrowings under our existing credit facility. We anticipate investing in future business growth, including business and product line acquisitions to supplement our current product offerings, new product launches and future manufacturing building expansions.

Result of Operations (to be read in conjunction with the profit and loss statement)

The table below outlines the components of the consolidated statements of earnings as a percentage of net sales and the year-to-year percentage change in dollar amounts:

Analysis of Quarter Ended March 31, 2005/2004
			Percentage change in
			Dollar amounts
	2005	2004	2005/2004
	%	%	%

Sales	100.0	100.0	--
Cost of sales	65.2	63.2	3.2
Gross profit	34.8	36.8	5.5

Other costs:
R & D	31.8	30.0	24.5
Professional fees	3.1	2.7	14.5
Salaries	8.9	9.3	(4.7)
SGA	16.4	16.4	(0.2)
Equity in loss of Unconsolidated affiliate	.9	.2	381.8

Total other costs	33.1	31.7	4.3

Income form operations	1.7	5.1	(66.2)

Other expense	.2	( .1)	271.8

Net Income	1.9	5.1	(62.9)

Income tax expense	( .7)	(1.8)	(62.9)
Income tax benefit	.7	1.8	62.9

Net earnings	1.9	5.1	(62.9)

The table below sets forth domestic/international and product line sales information for the first quarter of 2005 and 2004.

Net Sales (in thousands)			Percentage change	Increase/
	2005	2004	2005/2004	(Decrease)
Domestic/international sales:
Domestic	$ 4,015	$ 4,063	(1.2)	(.48)
International	728	681	6.9	47

Total net sales	$ 4,743	$ 4,744	- 0 -	(1)

Product line sales:
Electrosurgical	$ 2,511	$ 2,857	(12.1)	(346)
Cauteries	1,330	1,258	5.7	72
Other	902	629	43.4	273

Total net sales	$ 4,743	$ 4,744	- 0 -	(1)

BOVIE MEDICAL CORPORATION

2005 Compared with 2004

Our net sales were comparable for the first quarter of 2005 as they were in the first quarter of 2004, a net total of $4.7 million. Sales of electrosurgical products decreased by 12% or $.3 million during the same quarterly period of 2004 while sales of cauteries increased by 5% from 1.25 million to $1.33 million. Other sales increased by 43% from $.6 million to $.9 million. This increase was the result of $.1 million increase in development cost income and $.2 million in other medical product sales. No sales of one particular electrosurgical product dominated the number of units sold.

Domestic sales were $4.0 million for first quarter 2005, representing a decrease of 1.2% from the same period last year. International sales were $.7 million for the first quarter of 2005, representing an increase of 6.9% over the same period 2004.

Cost of sales represented 65.2% of sales in the first quarter of 2005 as compared to 63.2% of sales in the first quarter of 2004, a total of $3.09 million and $3 million, respectively, an increase of $.09 million. The reason for the increase in cost of sales was due to an increase of 21% in indirect costs and a decrease in material cost of 2.5%.
Research, development and engineering expenses were 3.8% and 3.0% of sales for the first quarters of 2005 and 2004, respectively. These expenses increased 25% in 2005 to $179,544, an increase over the corresponding period of 2004 spending $35,335. The higher spending level is the result of development spending in advance of our proposed product launches in 2005. New products under development are the suture removal device, plasma technology, GI device and various improvements to our line of electrosurgical generators.

Professional fees increased from $129,252 in the first quarter of 2004 to $148,022 in the first quarter of 2005, an increase of $18,770 or 15%. Other legal fees increased by $26,188, mainly associated with defense litigation.

Salaries and related costs decreased by 4.7% from $.44 million to $.42 million from the first of 2004 to the first quarter of 2005. The decrease was mainly attributable to the decreased cost of representative training. Selling, general and administrative expense remained practically the same for the first quarter of 2005 as compared to the first quarter of 2004, a total of $.78 million.

Net interest earned increased by $10,583 from a net expense in the first quarter of 2004 to net income in the first quarter of 2005 as a result of our higher cash balances being invested.

The effective income tax rate was 36.2% in the first quarter of 2005 and the first quarter of 2004. There was also a tax loss carryover benefit of 36.2% for each respective quarter.

There were net earnings of $.01 per share of $89,023 in the first quarter of 2005 as compared to $239,832 or $.02 per share in the first quarter of 2004. The decrease in earnings from the first quarter of 2004 to the first quarter of 2005 was mostly attributable to an increase in cost of sales and development costs.

We sell our products through distributors both overseas and in U.S. markets. New distributors are contacted through responses to our advertising in international and domestic medical journals and domestic or international trade shows.

In the fourth quarter of 1998, we made agreements with various sales representatives to develop markets for our new products and to maintain customer relations. Our current representatives receive an average commission of approximately 4% of sales in their market areas. In the first quarter of 2005 and 2004, commissions paid were $91,531 and $84,831 respectively, an increase of 8%.

An adequate supply of raw materials is available from both domestic and international suppliers. The relationship between us and our suppliers is generally limited to individual purchase order agreements, supplemented by contractual arrangements with key vendors to ensure availability of certain products. We have developed multiple sources of supply where possible.

BOVIE MEDICAL CORPORATION

In order to provide additional working capital, we have secured a $1.5 million credit facility with a local commercial bank. This facility is payable on demand. For the period ended March 31, 2005, we had zero funds drawn down on this credit facility.

Our ten largest customers accounted for approximately 61% of net revenues for the first quarter of 2005 as compared to 70% in the same period of 2004. For both periods ended March 31, 2005 and 2004, our ten largest trade receivables accounted for approximately 53% and 71% of outstanding receivables, respectively. In the first quarter of 2005 and 2004 one customer accounted for 12% and 30% of total sales, respectively.

Product Development

Most of the Company’s products and product improvements have been developed internally. Funds for this development have come from internal cash flow and the sale of common stock upon the exercise of stock options. The Company maintains close working relationships with physicians and medical personnel in hospitals and universities who assist in product research and development. New and improved products play a critical role in the Company’s sales growth. The Company continues to place emphasis on the development of proprietary products and product improvements to complement and expand its existing product lines. The Company has a centralized research and development focus, with its one manufacturing location responsible for new product development and product improvements. Our research, development and engineering units at the manufacturing location maintain relationships with distribution locations and customers in order to provide an understanding of changes in the market and product needs. During 2004 and into 2005 we invested in the J Plasma Technology, the Suture Removal Technology, the Gastrointestinal “GI” device and undertook development of Cardio and Urological Electrosurgical devices for a contractual partner. The suture removal device and the GI device are slated to be marketed during the fourth quarter of 2005. The ongoing cost for this development will be paid from operating cash flows.

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

Reliance on Collaborative, Manufacturing and Selling Arrangements

We are dependent on certain contractual OEM customers for product development wherein we are to provide the manufacturing of the product developed. However, the customers have no legal obligation to purchase the developed products. Should the collaborative customer fail to give us purchase orders for the product after development, our future business and value of related assets could be negatively affected. Furthermore, no assurance can be given that a collaborative customer may give sufficient high priority to our products. In addition, disagreements or disputes may arise between Bovie and its contractual customers which could adversely affect production of our products. We also have similar informal collaborative arrangements with two foreign suppliers except that we request the development of certain items and components and we purchase them from the foreign supplier pursuant to purchase orders. Our purchase orders are never for more than one year and are supported by customer purchase orders from our customers.

Liquidity and Capital Resources

Our working capital at March 31, 2005 decreased $37,000 to $5.514 million from $5.551 million at December 31, 2004. The decrease in working capital was primarily a result of investing in fixed assets and not financing those purchases. Accounts payable and other accrued liabilities together increased to a small degree in 2004 as a result of the growth in the business. Accounts receivable day sales outstanding were 41.8 days and 51.4 days at March 31, 2005 and March 31, 2004 respectively.

BOVIE MEDICAL CORPORATION

We generated cash from operations of .11 million for the three months ended March 31, 2005 compared with $.25 million in the same period of 2004. The decrease in cash from operations for the period end March 30, 2005 in comparison to compared in the prior year is primarily due to the reduction of earnings of $.15 million in the quarter ended March 31, 2005.

In the quarter ended March 31, 2005 we used $.27 million for the purchase of fixed assets. Total borrowing declined by $7,913 which is the amount by which we reduced our first mortgage.

We had 2.14 million in cash and cash equivalents at March 31, 2005. We also had outstanding borrowings totaling $.37 million at that date. Current maturities of long-term debt at March 31, 2005 were $31,668. We believe our cash on hand, as well as anticipated cash flows from operations, will be sufficient to fund future operating capital requirements, future manufacturing facility construction and other capital expenditures and future acquisitions to supplement our current product offerings. Should additional funds be required, we have $1.5 million of additional borrowing capacity available under our existing credit facility.

The Company’s future contractual obligations for agreements with initial terms greater than one year, including agreements to purchase materials in the normal course of business, are summarized as follows (in thousands):

	Nine Months		Payment Period
	2005	2006	2007	2008	2009
Long-term debt	24	348	-0-	-0-	-0-
Operating leases	109	142	135	115	-0-
Unconditional purchase obligations	2,137	712	-0-	-0-	-0-

The Company’s additional borrowing capacity, along with the expected expiration period of the commitments, is summarized as follows (in millions):

Amount of Commitment
	Total	Expiration Per Period
	Amount	Less than	In excess of
	Committed	1 year	1 year
Secured revolving credit agreement and other lines of credit	$1.5	$1.5	-0-

As of March 31, 2005 the total amount is available.

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

BOVIE MEDICAL CORPORATION

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

BOVIE MEDICAL CORPORATION

In December 2004, the Financial Accounting Standards Board (FASB) issued a revision to Statement No. 123, Share-Based Payment. This revision supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This revision requires companies to recognize the cost of stock options based on the grant-date fair value pursuant to their employee stock option plans over the period during which the recipient is required to provide services in exchange for the options, typically the vesting period. Pursuant to the requirements of the Statement, and amendments we plan to adopt the provisions of the standard during the fiscal year 2006. (See Note 1. Significant Accounting Policies)

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There were no legal proceedings during the quarterly period ended 03/31/05 pending that could have a material effect on our financial position.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND OF PROCEEDS

None

ITEM 3. DEFAULTS ON SENIOR SECURITIES HOLDERS

None

ITEM 4. SUBMISSION OF MATTERS TO VOTE BY SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

(a) Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of March 31, 2005 was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer (“the Certifying Officers”). Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective to bring to the attention of the Company management the relevant information necessary to permit an assessment of the need to disclose material developments and risks pertaining to the Company’s business in its periodic filings with the Securities and Exchange Commission.

(b) Changes in internal controls

There was no change to the Company’s internal control over financial reporting during the quarter ended March 31, 2005 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 6. EXHIBITS

31.1
Certifications of Andrew Makrides, President and Chief Executive Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certifications of Charles Peabody and Chief Financial Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

BOVIE MEDICAL CORPORATION

SIGNATURES:

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bovie Medical Corporation.
(Registrant)

Date: May 7, 2005

/s/Andrew Makrides
Chief Executive Officer - Andrew Makrides

/s/Charles Peabody
Chief Financial Officer- Charles Peabody