Form 10KSB/A
period 2004-12-31
BOVIE MEDICAL CORP
filed 2005-07-15
CIK 719135

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
Commission file number 0-12183

BOVIE MEDICAL CORPORATION
[Missing Graphic Reference]
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

Bovie is actively engaged in the business of manufacturing and marketing medical products and developing related technologies. Aaron Medical Industries, Inc. (“Aaron”), a 100% owned subsidiary based in St. Petersburg, Florida is engaged in marketing our medical products. Over the past several years, we changed our focus to the manufacture and marketing of generators and electrosurgical disposables, evidenced by the development of a broad range of electrosurgical generators designed for doctor’s offices, surgicenters and hospitals.

We manufacture and market products both under private label and the Bovie/Aaron label to distributors worldwide. Additionally, Bovie/Aaron has original equipment manufacturing (OEM) agreements with other medical device manufacturers. These OEM and private label arrangements and our use of the Bovie/Aaron label allow us to gain greater market share for the distribution of our products.

Company Products

Electrosurgery Products

We continue to expand our line of electrosurgery products, which include, generators, electrodes, electrosurgery pencils, and various ancillary disposable products. These products are used in surgery for the cutting and coagulation of tissue and constitute our largest product line. Our accessories for electrosurgery products are substantially compatible with most major manufacturers’ electrosurgery generator products. With the exception of OEM products, all of our electrosurgery generators and accessories are marketed using the internationally recognized Bovie trademark. It is estimated that 80% of all surgical procedures performed worldwide are accomplished by electrosurgery, including laparoscopic, as well as general surgery and surgical procedures in gynecology, urology, plastic surgery and dermatology.

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

Nerve Locator Stimulator

Bovie manufactures a nerve locator stimulator primarily used for identifying motor nerves in hand and facial reconstructive surgery. This instrument is a self-contained, battery-operated unit, used for single surgical procedures.

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

The device has been developed and patented in both Europe and the United States. Bovie has constructed its first two pre-production prototypes for field-testing purposes as a prelude to eventual FDA submission and clearance for manufacturing. The initial intended uses are in the areas of dermatology, plastic surgery, cosmetology and gastroenterology.

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

Manufacturing, Marketing and Distribution

Bovie manufactures the majority of its products on its premises in St. Petersburg, Florida. Labor-intensive sub-assemblies and labor-intensive products may be out-sourced to our specification. Although we sell through distributors, we market our products through national trade journal advertising, direct mail, distributor sales representatives and trade shows, under the Bovie name, the Bovie/Aaron name and private label. Major distributors include Allegiance (a Cardinal Company), IMCO, McKesson Medical Surgical, Inc., NDC (Abco, Cida and Starline), Owens & Minor, and Physician Sales & Service.

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

Government Regulation

United States

The Company’s products and research and development activities are subject to regulation by the FDA and other regulatory bodies. FDA regulations govern, among other things, the following activities:

·	Product development.
·	Product testing.

·	Product labeling.
·	Product storage.

·	Pre-market clearance or approval.
·	Advertising and promotion.

·	Product tractability, and
·	Product indications.

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

Manufacturing

Manufacturing and distribution of our products may be subject to continuing regulation by the FDA. We will also be subject to routine inspections by the FDA to determine compliance with the following:

·	Quality System Regulations.
·	Medical device reporting regulations, and

·	FDA restrictions on promoting products for unapproved or off-label uses.

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

Approval by a Notified Body typically includes a detailed review of the following:

·	Description of the device and its components,
·	Safety and performance of the device,

·	Clinical evaluations with respect to the device,
·	Methods, facilities and quality controls used to manufacture the device, and

·	Proposed labeling for the device.

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

Pre-market notification clearance must be obtained for some Class I and most Class II devices when the FDA does not require pre-market approval. A pre-market approval application is required for most Class III devices. A pre-market approval application must be supported by valid scientific evidence to demonstrate the safety and effectiveness of the device. The pre-market approval application typically includes:

·	Results of bench and laboratory tests, animal studies, and clinical studies,
·	A complete description of the device and its components,

·	A detailed description of the methods, facilities and controls used to manufacture the device, and
·	Proposed labeling.

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

Patents and Trademarks

We own a total of twelve outstanding patents We do not believe our current patents have a material effect on our operations. Although the useful lives of our existing patents have substantially diminished, we can give no assurance that competitors will not infringe on our patent rights or otherwise create similar or non-infringing competing products that are technically patentable in their own right.

Liability Insurance

The manufacture and sale of medical products entail significant risk of product liability claims. Bovie currently maintains product liability insurance with combined coverage limits of $5 million on a claim made basis. There is no assurance that this coverage will be adequate to protect us from any liabilities we might incur in connection with the sale or testing of our products. In addition, we may need increased product liability coverage as products are commercialized. This insurance is expensive and in the future may not be available on acceptable terms, if at all.

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

On August 20, 2003, Bovie signed an agreement to lease approximately 20,000 square feet of space located at 3200 Tyrone Blvd., St. Petersburg Florida for sixty-two months commencing on September 1, 2003 and terminating on October 31, 2008, with an option to renew for an additional five years. This additional space provides Bovie with a total of 48,000 square feet of manufacturing warehousing and office space in Florida. The building leased is in close proximity to our present manufacturing facility in St. Petersburg, Florida. The base monthly rent is $8,750 commencing on November 1, 2003. The base rent increases by 3% for each year of the lease. We are responsible for common area maintenance, insurance and real estate taxes which have been established at $1,667 per month for the first year of the term of the lease.

In October 2004 a hurricane damaged the roof of approximately 1500 square feet of office space at 7100 30th Ave N, St. Petersburg causing extensive water damage. The offices had been used by several engineers which had to be moved to other space. An additional 4200 square feet of office and warehouse space was leased on a month-to-month basis at 7191 30th Ave N, St. Petersburg for $2,140 per month.

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

We divide our operations into three reportable business segments.  Electrosurgical products, battery operated cauteries and other products. The electrosurgical segment sells electrosurgical products which include generators, electrodes, electrosurgical pencils and various ancillary disposable products. These products are used in surgery for the cutting and coagulation of tissue. Battery operated cauteries are used for precise hemostasis (to stop bleeding) in ophthalmology and in other fields. Our other revenues are derived from nerve locators, disposable and reusable penlights, medical lighting, license fees, development fees and other miscellaneous income.

Domestic sales accounted for 85% of total revenues in 2004. Most of the Company’s products are marketed through medical distributors which distribute to more than 6,000 hospitals and to doctors and other health-care facilities.

International sales accounted for 15% of total revenues in 2004. The Company’s products are sold in more than 150 countries through local dealers. Local dealer support is coordinated by sales and marketing personnel at the St. Petersburg, Florida facility. We have no branch offices other than the Florida facility. We sell our products to distributors that distribute them in the following countries: Argentina, Australia, Austria, Belgium, Brazil, Canada, Chile, Denmark, Finland, France, Germany, Greece, India, Italy, Japan, Korea, Mexico, The Netherlands, New Zealand, Norway, Poland, Portugal, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan and the United Kingdom, China, the CIS (former Soviet Union), Cyprus, Indonesia, Ireland, Korea, Latin America, Malaysia, the Philippines, Thailand, Turkey, and Vietnam. Our business is generally not seasonal in nature.

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

RESTATEMENT OF FINANCIAL STATEMENTS

We adopted FASB Interpretation No. 46R, Consolidation of Variable Interest Entities - An Interpretation of ARB51 that requires the consolidation of legal structures, called Variable Interest Entities (VIEs). Our joint venture with Jump Agentur Fur Electrotechnik GMBH (“the Joint Venture”, “JAG”) qualifies as a VIE. We had historically accounted for the investment in JAG on the equity basis. We have restated our balance sheets and consolidated JAG in the years ended December 31, 2004 and 2003. The most significant impact to our financial statements is to add the intangible assets of JAG, totaling approximately $350,000 in 2004 and $360,000 in 2003, and minority interest of $150,000 in 2004 and $160,000 in 2003 to our balance sheets. The impacts on our consolidated statements of net income or cash flows are not material.

We amended our statement of operations for the year ended December 31, 2004 and reclassified a $245,264 of gain from insured damages to our building from a hurricane as other income instead of an extraordinary item. The reclassification did not affect our taxable net income which remained at $1,511,997 nor did it affect our earnings per share and diluted earnings per share of $.11 and $.09, respectively.

Results of Operations (to be read in conjunction with the profit and loss statement)

The table below outlines the components of the consolidated statements of earnings as a percentage of net sales and the year-to-year percentage change in dollar amounts:

Analysis of 2003/2004			Percentage change in dollar amounts
	2004	2003	2003/2004
	%	%	%

Sales	100.0	100.0	27.0
Cost of sales	61.1	59.6	30.0
Gross profit	38.9	40.4	23.0

Other costs:
R & D	4.4	4.5	26.0
Professional fees	2.0	2.4	6.0
Salaries	9.6	10.7	15.0
SGA	16.4	18.2	15.0
Development cost - joint venture	.2	.5	-52.0

Total other costs	32.7	36.3	15.0

Income from operations	6.2	4.1	93.1

Other income/expense	1.2	-.1	-851

Income after other income/expense	7.4	4.1	139

Discontinued operations	--	--	--

Net Income	7.4	4.0	139

Income tax expense	-2.2	(1.0)	(85.0)
Income tax benefit	2.2	1.0	85.0

Net income after taxes	7.4	4.0	139

The table below sets forth domestic/international and product line sales Information:

Net Sales (in thousands)			Percentage change
	2004	2003	2004/2003	Increase
Domestic/international salesL in thousands)
Domestic	$17,448	$13,714	27%	3,734
International	3,047	2,403	27	644

Total net sales	$20,495	$16,117	27	4,378

Product line sales:
Electrosurgical	$12,684	$8,957	42	3,727
Cauteries	5,460	5,004	9	456
Other	2,351	2,156	9	195

Total net sales	$20,495	$16,117	27	4,378

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

Arthrex sales of generators and accessories increased by 2.4 million which accounts for 55% of our annual increase in sales. There were no price increases and generally the volume of other products accounted for the balance of the increase.

Domestic sales were $17.4 million for 2004, representing an increase of 27% as a result of increased shipments of generators and accessories. International sales were $3.0 million for 2004, representing an increase of 27% as a result of higher shipments of generators. Excluding the impact of foreign currency, international sales increased 27% in 2004.

Cost of sales represented 61% of sales in 2004 compared to 60% in 2003. The 1% higher cost of sales in 2004 was mainly attributable to the increased volume of electrosurgical accessories sold to one large customer at lowers than normal margins.

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

Net earnings, increased 139% to $1.5 million from $.7 million in 2003. Basic net earnings per share, increased by 120% to $.11 in 2004 from $.05 in 2003. Earning per share including extraordinary item in 2004 were $.11 per share. Diluted earning per share was $.09as compared to $.05 for diluted earnings per share for 2003.

In October 2004 a hurricane tore a portion of the roof off the office facility at 7100 30th Avenue North, St. Petersburg, Florida causing extensive water damage to that portion of the building. The cost of the building allocated to the loss was $63,749 of which there was depreciation of $12,278 leaving a net cost of $51,471. As per Financial Accounting Standard Board interpretation number 30 we have recognized a gain of $245,264 from the non-monetary asset being involuntarily converted to a monetary asset through the payment by the insurance company of $296,735. This is reflected as other income on the consolidated statement of income.

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

An adequate supply of raw materials is available from both domestic and international suppliers. The relationship between our suppliers and us is generally limited to individual purchase order agreements, supplemented by contractual arrangements with key vendors to ensure availability of certain products. We have developed multiple sources of supply where possible.

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

We had 2.30 million in cash and cash equivalents at December 31, 2004. We also had outstanding borrowings totaling $.38 million at that date. Current maturities of long-term debt at December 31, 2004 were $31,668. We believe our cash on hand, as well as anticipated cash flows from operations, will be sufficient to fund future operating capital requirements, future manufacturing facility construction and other capital expenditures and future acquisitions to supplement our current product offerings. Should additional funds be required, we have $1.5 million of additional borrowing capacity available under our existing credit facility.

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

The restated consolidated balance sheets as of December 31, 2004 and, 2003 and the restated related consolidated statements of operations, stockholders equity, cash flows and notes to consolidated financial statements for each of the years in the two-year period ended December 31, 2004, together with the report of Bloom & Co., LLP dated March 25, 2005, except for Notes 1, 2, 6 and 14 as to which are as of July 8, 2005 appearing in Item 7 of this Form 10-KSB/A are shown as report of independent registered public accounting firm and as pages F1-F29.

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

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is accumulated and communicated to management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions and timely reporting regarding required disclosure.

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

J. Robert Saron, age 52, Director, holds a Bachelor degree in Social and Behavioral Science from the University of South Florida. From 1988 to present Mr. Saron has served as a director of Aaron Medical Industries, Inc. (formerly Suncoast Medical Manufacturing, Inc.). Mr. Saron served as CEO and chairman of the Board of the Company from 1994 to December 1998. Mr. Saron is presently the President of Aaron Medical Industries, Inc., which serves as the Company’s marketing subsidiary, and he is also a member of the Board of Directors of the Company. Mr. Saron serves on two industry boards, the Health Industry Distributors Association Education Foundation and the Health Care Manufacturing Marketing Council. Mr. Sarons employment contract extends to December 31, 2009.

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

Brian Madden, age 50, graduated from Iona College in 1976 with a Bachelor of Business Administration degree. Mr. Madden is married with two children and is currently the President of Liberty Title Agency. He has been a member of the boards of various professional and civic organizations such as: Long Island Housing Partnership, chairman of NYS Land Title Assoc-Agents Committee, Elwood School Board, Good Samaritan Hospital Board of Governors, Long Island Children’s Museum and various others. Mr. Madden presently sits on our audit committee.

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

Item 10. Remuneration

The following table sets forth the compensation paid to the executive officers of the registrant for the three years ended December 31, 2004:

Summary Compensation Table
					Long Term Compensation
	Annual Compensation				Awards		Payouts
(a)	(b)	I	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary($)	Bonus($)	Other Annual Compensation-($)*	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs(#)	LTIP Payouts ($)	All Other Compensation ($)

Andrew Makrides President, CEO, Chairman of the Board	2004	$167,320	3,189	9,921	--	25,000	--	--
	2003	$158,406	2,967	9,942	--	110,000	--
	2002	$141,835	2,760	9,581	--	--	--	--

J. Robert Saron President of Aaron Medical and Director	2004	$233,036	4515	16,533	--	25,000	--	--
	2003	$219,786	4,200	15,568	--	110,000	--	--
	2002	$200,545	3,907	15,533	--	--	--	--

Moshe Citronowicz Executive Vice President- Chief Operating Officer	2004	$170,766	3,318	15,848	--	25,000	--	--
	2003	$158,637	3,086	14,345	--	110,000	--	--
	2002	$147,370	2,871	15,688	--	--	--	--

Charles	2004	$81,825	1,579	7,893	--	25,000	--	--
Peabody	2003	$77,221	1,532	6,216	--	60,000	--	--
Chief	2002	$76,227	1,532	6,051	-	--	--	--
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

Option Grants in 2004:

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name (a)	Number of Securities Underlying Options Granted (b)	% of Total Options Granted to Employees in 2004 I	Exercise or Base Price per Share (d)	Expiration Date (e)	5%($) (f)	10%($) (g)
Charles Peabody(CFO)	25,000	6.76%	2.13	09/23/14	$ 33,383	$ 87,684
Moshe Citronowicz(COO)	25,000	6.76%	2.13	09/23/14	$ 33,383	$ 87,684
J. Robert Saron(2)	25,000	6.76%	2.13	09/23/14	$ 33,383	$ 87,684
Andrew Makrides(CEO)	25,000	6.76%	2.13	09/23/14	$ 33,383	$ 87,684

Total options granted were 370,000 which represents 100% of the options granted in 2004.

J.	Such options were granted at 100% of fair market value on the date of grant and become immediately exercisable as to the shares covered thereby.

(2) President of Aaron Medical.

Equity Compensation Plan Information:

Plan category	Number of Securities to be issued upon exercise of outstanding options,	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation Plans approved by Security holders

	3,951,200	$1.12	27,700
Total	3,951,200	1.12	27,700

The following table summarizes: 1. The options granted in the last fiscal year 2004 and 2. The aggregated option exercises in the last fiscal year and the fiscal year-end option values.

Aggregate Option/SAR Exercises in the Fiscal Year Ended December 31, 2004 and December 31, 2004 Option/SAR Values
(a)	(b)	I	(d)		(e)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at December 31, 2004 (#)		Value of Unexercised In-the Money Options/SARs at December 31, 2004($)

			Exercisable	Unexercisable	Exercisable	Unexercisable
Andrew Makrides	-	-	510,000	-	$ 849,150	-
Alfred Greco	-	-	360,000	-	615,650	-
George Kromer	-	-	415,000	-	690,475	-
Moshe Citronowicz	-	-	465,000	-	803,725	-
Rob Saron	-	-	530,000	-	901,200	-
Brian Madden	-	-	50,000	-	10,250	-
Michael Norman	-	-	25,000	-	10,250	-
Charles Peabody	-	-	110,000	-	119,400	-
Randy Rossi	-	-	25,000	-	10,250	-

Total	-	-	2,490,000	-	$ 4,010,350	-

J.	Assumes $2.54 per share fair market value on December 31, 2004 which was the closing price on December 31, 2004, the last day of trading on NASDAQ in 2004.

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

J.
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
FBO, BFS US Special
Opportunities Trust PLC.
Trust no. W00118000

Directors and Officers
Andrew Makrides 734 Walt Whitman Road Melville, NY 11746	Common	825,800(ii)	Beneficial	5.7%

George Kromer P.O. Box 188 Farmingville, NY 11738	Common	415,000(iii)	Beneficial	2.9%

Alfred V. Greco 666 Fifth Avenue New York, NY 10103	Common	381,500(iv)	Beneficial	2.7%

J. Robert Saron 7100 30th Avenue North St. Petersburg, FL 33710	Common	962,976(v)	Beneficial	6.7%

Moshe Citronowicz 7100 30th Avenue North St. Petersburg, FL 33710	Common	639,591 (vi)	Beneficial	4.5%

Brian Madden 300 Garden City Plaza Garden City, NY 11530	Common	75,000 (vii)	Beneficial	.5%

Charles Peabody	Common	110,000(x)	Beneficial	.8%
7100 30th Ave
N. St. Petersburg, FL

Mike Norman	Common	25,000(ix)	Beneficial	.2%
410 Jericho Tpke,
Jericho, NY

Randy Rossi	Common	25,000(ix)	Beneficial	.2%
19 Bubbling Brook Rd.,
Walpole, Mass

Officers and Directors as a group(9)		3,449,867(viii)		20%
(i) Based on 13,862,128 outstanding shares of Common Stock and 3,951,200 outstanding options to acquire a like number of shares of Common Stock as of December 31, 2004, of which officers and directors owned a total of 2,490,000 options and 969,867 shares at December 31, 2004. We have calculated the percentages on the basis of the amount of outstanding securities plus, for each person or group, any securities that person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

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

Item 12. Certain Relationships and Related Transactions

In 2004, the Executive Officers and directors were awarded a total of 225,000 options to purchase our Common Stock at an exercise price of $2.13 per share expiring on September 22, 2014 under our 2003 Executive and Employee Stock Option Plan. See Remuneration

A director, Alfred V. Greco Esq. is the principal of Alfred Greco PLLC, a partner of Sierchio, Greco and Greco the Company’s counsel. Alfred V. Greco PLLC received $63,650 and $73,646 in legal fees for the years 2004 and 2003, respectively. See “Security Ownership of Certain Beneficial Owners and Management.”

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

Item 13A.  Exhibit Index

Exhibit 3.1	Articles of Incorporation*
Exhibit 3.2	By-Laws*
Exhibit 4.1	Copy of Stock Certificate *
Exhibit 10.1	Joint Venture Agreement dated February 25, 2000 Between Bovie Medical Corporation and Jump Agentur fur Elektrotechnik GmBH**
Exhibit 10.2
Agreement between Bovie Medical Corporation and Arthrex Inc. dated
June 2002, filed with Form S-3 on November 23, 2004, which is incorporated here in by reference. This agreement is the subject of an application for confidential treatment.**

Exhibit 10.3	Distribution and Service Center Agreement between Bovie and Symbol Medical Limited dated December 31, 2004**

Exhibit 10.4	Employment Agreement- Andrew Makrides
Exhibit 10.5	Employment Agreement-J. Robert Saron
Exhibit 10.6	Employment Agreement-Moshe Citronowicz
Exhibit 10.7	Employment Agreement-Charles Peabody
Exhibit 21.1	Consent of Bloom & Co., LLP
Exhibit 31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
_____________________
* Incorporated by reference to Exhibits 3.1,3.2 and 4.1 to Form 10KSB/A for December 31, 2003 filed
With the SEC on February 16, 2005.

Item 13B.  8K’s Filed in the Fourth Quarter

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

J.
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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Melville, New York on July 11, 2005.

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

As more fully discussed in Note 1 to the consolidated financial statements, the Company has restated its investment in a joint venture in its consolidated balance sheets for the years ended December 31, 2004 and 2003 and the gain from involuntary conversion of fixed assets in the statement of income for the year ended December 31, 2004.

/s/Bloom and Company LLP
Hempstead, New York
March 25, 2005 (except for the Notes 1, 2, 6 and 14, as to which the date is July 11, 2005)

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2004 AND 2003

ASSETS

	2004	2003
Current assets:

Cash	$2,294,746	$306,137
Trade accounts receivable, net	1,954,287	1,708,181
Inventories	2,001,637	2,451,149
Prepaid expenses	328,765	390,025
Deferred tax asset	386,200	386,200

Total current assets	6,965,635	5,241,692

Property and equipment, net	2,116,324	1,900,015

Other assets:

Repair parts	124,363	228,226
Brand name/Trademark	1,509,662	1,509,662
Purchased technology (net)	88,572	144,967
License rights, restated	350,000	360,000
Deposits	14,445	9,470

	2,087,042	2,252,325

Total Assets	$11,169,001	$9,394,032

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2004 AND 2003
(Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current liabilities:	2004	2003

Accounts payable	$620,151	$679,792
Accrued expenses and other liabilities	568,482	473,630
Customers deposits	36,000	112,000
Deferred Revenue	157,844	103,445
Current maturities of long term debt	31,668	35,343

Total current liabilities	1,414,145	1,404,210

Mortgage Payable-Non current	348,325	379,995
Minority interest, restated	150,000	160,000
Stockholders' equity:

Preferred stock 10,000,000 shares authorized, none outstanding

Common stock par value $.001; 40,000,000 shares authorized, 13,862,128 and 13,464,528 issued and outstanding on December 31, 2004 and December 31, 2003 respectively,	13,881	13,482
Additional paid in capital	20,391,407	20,097,095
Accumulated deficit	(11,148,757)	(12,660,750)

Total stockholders' equity	9,256,531	7,449,827

Total liabilities and stockholders' equity	$11,169,001	$9,394,032
The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003

Sales	$20,495,101	$16,117,722
Cost of sales	12,514,063	9,604,183

Gross Profit	7,981,038	6,513,539

Other costs:
Research and development	907,389	717,347
Professional services	415,606	392,796
Salaries and related costs	1,977,053	1,721,545
Selling, general and administration	3,363,148	2,936,479
Development costs - joint venture	39,286	81,914

Total other costs	6,702,482	5,850,081

Income from operations	1,278,556	663,458

Other income and (expense):

Gain from involuntary conversion of fixed assets	245,264
Interest income	3,263	2,980
Interest expense	(15,090)	(34,060)
	233,437	(31,080)

Net income before income tax	1,511,993	632,378

Income tax expense	(541,000)	(228,000)
Income tax benefit	541,000	228,000

Net income from continuing operations	$1,511,993	$632,378

Discontinued Operations:
Gain from operations of discontinued component
(loss on disposal -0-)	--	48,939

Income tax expense		(18,000)
Income tax benefit	--	18,000

Gain from discontinued operations	--	48,939

Net income	$1,511,993	$681,317

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
(CONTINUED)

	2004	2003

Basic earnings per common share	$.11	$.05

Diluted earnings per common share	.09	.05

Earnings from discontinued operations	--	--
Weighted average number
of common shares outstanding	13,755,552	13,188,353

Incremental items:
Stock options	2,422,329	1,647,097

Diluted weighted average
common shares outstanding	16,177,881	14,835,450

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

In October 2004 a hurricane tore a portion of the roof off the office facility at 7100 30th Avenue North, St. Petersburg, Florida causing extensive water damage to that portion of the building. The cost of the building allocated to the loss was $63,749 of which there was depreciation of $12,278 leaving a net cost of $51,471. As per Financial Accounting Standard Board interpretation number 30 we have recognized a gain of 245,264 from the non-monetary asset being involuntarily converted to a monetary asset through the payment by the insurance company of $296,735.

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

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill and Other Intangible Assets

These assets consist of licenses, purchased technology and brand name. The licenses and purchased technology (other intangibles) are being amortized by the straight-line method over a 5-20 year period. The brand name (goodwill) qualifies as an indefinite-lived intangible asset and is not subject to amortization.

Goodwill/brand name/trademark represents the excess of purchase price over fair value of identifiable net assets of acquired businesses.  Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses.  Goodwill/brand name/trademark and other intangible assets had been amortized over periods ranging from 5 to 40 years through December 31, 2001.

In June 2001, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 142 "Goodwill and other Intangible Assets" ("SFAS 142").  We adopted SFAS 142 effective January 1, 2002.  As a result of the adoption of this standard, amortization of goodwill and certain intangibles has been discontiinued..

Impairment of Long-Lived Assets

We review long-lived assets consisting of intangible assets subject to and not subject to amortization and property, plant and equipment subject to depreciation.  Our brand name is tested for impairment annually, or more frequently if the events or changes in circumstances indicate that the asset may have been impaired. In the event of impairment of any intangible asset, the excess of the carrying amount over the fair value is recognized as impairment loss. The impairment losses are not restored in future. We assess the recovery ability of goodwill and other intangible assets based on independent appraisal and or undiscounted cash flows that measures the impairment, if any.

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

Income Taxes

Bovie and its wholly owned subsidiary file a consolidated federal income tax return. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

	2004	2003
Net earnings:
As reported	$1,512	$681
Deduct: Compensation expense --
fair value method	(522)	(999)
Pro forma	$990	$(318)

Basic net earnings per share:
As reported	$.11		$.05
Pro forma	$.07	$	( .03)

Diluted net earnings per share:
As reported	$.09		$.05
Pro forma	$.06		$(.02)

The weighted-average fair value per share of options granted during 2004 and 2003, estimated on the date of grant using the Black-Scholes option-pricing model, was $1.41 and $1.00, respectively.  The fair value of options granted was estimated on the date of grant using the following assumptions:

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

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. We have considered SFAS 153 and have determined that this pronouncement is not applicable to our current operations.

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

FASB Interpretation No. 46R, Consolidation of Variable Interest Entities - An Interpretation of ARB51 The FASB finalized FIN 46R in December 2003. FIN 46R expands the scope of ARB51 and various EITFs and can require consolidation of legal structures, called Variable Interest Entities (VIEs). Companies with investments in Special Purpose Entities (SPEs) were required to implement FIN 46R in 2003; however, companies with VIEs are permitted to implement in the first quarter of 2004. While we do not have SPEs, we do have a VIE that we have determined will qualify for consolidation. This include joint venture with Jump Agentur Fur Electrotechnik GMBH (“the Joint Venture”, “JAG”). We have consolidated this VIEs in the years ended December 31, 2004 and 2003. The most significant impact to our financial statements is to add the intangible assets of JAG, totaling approximately $350,000 in 2004 and $360,000 in 2003, and minority interest of $150,000 in 2004 and $160,000 in 2003 to our balance sheets. The impacts on our consolidated statements of net income or cash flows are not material.

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

RESTATEMENT OF FINANCIAL STATEMENTS

We adopted FASB Interpretation No. 46R, Consolidation of Variable Interest Entities - An Interpretation of ARB51 that requires the consolidation of legal structures, called Variable Interest Entities (VIEs). Our joint venture with Jump Agentur Fur Electrotechnik GMBH (“the Joint Venture”, “JAG”) qualifies as a VIE. We had historically accounted for the investment in JAG on the equity basis. We have restated our balance sheets and consolidated JAG in the years ended December 31, 2004 and 2003. The most significant impact to our financial statements is to add the intangible assets of JAG, totaling approximately $350,000 in 2004 and $360,000 in 2003, and minority interest of $150,000 in 2004 and $160,000 in 2003 to our balance sheets. The impacts on our consolidated statements of net income or cash flows are not material.

We amended our statement of operations for the year ended December 31, 2004 and reclassified a $245,264 of gain from insured damages to our building from a hurricane as other income instead of an extraordinary item. The reclassification did not effect our taxable net income which remained at $1,511,997 nor did it effect our earnings per share and diluted earnings per share of $.11 and $.09, respectively.

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

The device has been developed and patented in both Europe and the United States. Bovie has constructed two pre-production prototypes for field-testing purposes as a prelude to eventual submission to the FDA for clearance to manufacture. The initial intended uses are in the areas of dermatology and plastic surgery. Other contemplated surgical uses for the technology are cardiovascular, thoracic, gynecological, trauma and other surgeries.

FASB finalized Interpretation No. 46R, Consolidation of Variable Interest Entities-An Interpretation of ARB51 (FIN 46R) in December 2003, making the new guidance applicable to us in the first quarter of 2004. FIN 46R expands the scope of ARB51 and can require consolidation of “variable interest entities (VIEs)” Once an entity is determined to be VIE, the party with the controlling financial interest, the primary beneficiary , is required to consolidate it.

We have an investment in a joint venture with Jump Agentur Fur Electrotechnik GMBH (“the Joint Venture”, “JAG”) of which we are the primary beneficiary. We had previously recorded our interest in the Joint Venture on the equity basis. Under FIN 46R, as the primary beneficiary we have consolidated the Joint Venture and restated our balance sheet as of December 31, 2004.

The impact of consolidating JAG on our balance sheets was replacement of our $200,000 previously recorded investment in the Joint Venture by license rights of $350,000 in 2004and $360,000 in 2003 and a minority interest of $150,000 in 2004 and $160,000 in 2003, for JAG . Consolidating the Joint Venture did not materially affect our statements of operations or cash flows, for the years ended December 31, 2004, and 2003.

NOTE 3. TRADE ACCOUNTS RECEIVABLE

As of December 31, 2004 and 2003 the trade accounts receivable were as follows:

	2004	2003
Trade accounts receivable	$2,131,445	$1,917,694
Less:allowance for doubtful accts	(112,392)	(116,952)
Allowance for discounts	(64,766)	(92,561)

Trade accounts receivable, net	$1,954,287	$1,708,181

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

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. INTANGIBLE ASSETS

At December 31, 2004 and 2003 intangible assets consisted of the following:

	2004	2003
Indefinite life assets:
Brand name/Trademark (life indefinite)	$1,509,662	$1,509,662

Other intangibles:
License rights (20yr life)	350,000	360,000

Purchased technology (5 yr life)	$278,763	$278,763
Less: Accumulated amortization	(190,191)	(133,796)

Net carrying amount	$88,572	$144,967

Trademark and brandname were recognized in connection with the 1998 acquisition of Bovie Medical Corporation.  We continue to market products, release new products and product extensions and maintain and promote these trademarks and brandnames in the marketplace through legal registration and such methods as advertising, medical education and trade shows.  It is our belief that these trademarks and brandnames will generate cash flow for an indefinite period of time.  Therefore, in accordance with SFAS 142, our trademarks and tradenames intangible assets are not amortized.

The cost of licenses, trademarks, patent rights, technologies and copyrights acquired are being amortized on the straight-line method over five to twenty years. Amortization expense charged to operations in 2004 and 2003 was $56,395 and $95,618, respectively. Fully amortized intangibles that were deleted during 2003 amounted to $94,877 and had a book value of -0-.

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

NOTE 7. LONG-TERM DEBT AND LINE OF CREDIT (Continued)

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

NOTE 8. OPTIONS

Stock-Based Compensation

The Company has an employee incentive compensation plan (the “Plan”) pursuant to which the Company’s board of directors may grant stock options to officers and key employees. Pursuant to an amendment approved by the Company’s shareholders during 2003, stock options to purchase up to an additional 1,200,000 shares of common stock may be granted under the Plan. Stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant. All stock options have a ten year term and vest and become exercisable immediately on the date of the grant. During 2004, a total of 370,000 options were granted at prices between $2.13 and $2.95 of the 1,200,000 authorized and there were a total of 27,700 additional shares available for grant under the various plans.

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

NOTE 11. RELATED PARTY TRANSACTIONS

Professional Services and Employment Agreements

A director, Alfred V. Greco Esq. is the principal of Serchi Greco &  Greco LLP, Bovie’s counsel. The legal fees paid to Serchi Greco &  Greco LLP were $63,650 and $73,646 for the years 2004 and 2003, respectively.  Alfred V. Greco, PLLC, of which Mr. Greco is a principal, was counsel during 2003.

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

Joint Venture - J Plasma Technology

The agreement provides that we shall be responsible to expend our best efforts to obtain additional capital if required up to a total estimated amount of $1.5 million. As of December 31, 2004 we have expended approximate $500,000 for product development and are additionally obligated to expend our best efforts to finance up to one million more.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. COMMITMENTS AND CONTINGENCIES(Continued)

Deferred Revenue

During the past two years we have sold generators and guaranteed to replace hand pieces for 5 years. A portion of the sale associated with the future delivery of the additional hand pieces are considered deferred revenue.

NOTE 13. EARNINGS PER SHARE

In 2004 and 2003, basic earnings per share were $.11 and $.05 per share, respectively. The diluted weighted average common shares outstanding at December 31, 2004 and 2003 were 16,177,881 and 14,835,450, respectively.

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

Summary information by segment area for years ended December 31, 2004 and 2003 were as follows:

(in thousands)
	Cauteries	Electrosurgical	Other	Total

Year ended December 31, 2004
Net sales	5,460	12,684	2,351	20,495
Interest income	1	2	--	3
Interest expense	4	9	1	14
Depreciation & amortization	158	186	51	395
Income taxes	194	216	46	456
Income tax benefit	(194)	(216)	(46)	(456)
Segment net earnings(basic)	538	602	127	1,267
Total assets	2,975	6,832	1,212	11,019(1)
Capital expenditures	164	375	67	606
Other Income			245	245

Year ended December 31, 2003
Net sales	5004	8,957	2,156	16,117
Interest income	1	2	--	3
Interest expense	10	19	5	34
Depreciation & Amortization	138	151	26	315
Income taxes	100	109	19	228
Income tax benefit	(100)	(109)	(19)	(228)
Segment net earnings(basic)	277	296	60	633
Total Assets	2,863	5,171	1,200	9,234(1)
Capital expenditures	203	367	85	655
Gain on sale of segment			48	48

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. INDUSTRY SEGMENT REPORTING(CONTINUED)

Information by geographic area is as follows (in thousands):

	Net Sales	Long Lived Assets
Year ended December 31, 2004

United States	$17,448	$2,167
Europe	1,348
Asia	597
South America	586
Other	516	-

Total	$20,495	$2,167

Year ended December 31, 2003
United States	$13,714	$1,900
Europe	1,238	--
Asia	357
South America	279	--
Other	529	--

Total	$16,117	$1,900

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

Bovie had no assets (other than certain trade receivables,equipment receivables, equipment, molds and inventory) outside the United States, in the years ended December 31, 2004 and 2003.

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

 NOTE 15. RESEARCH AND DEVELOPMENT PERFORMED FOR OTHERS

Bovie has entered into several manufacturing and development agreements to produce electrosurgical products for medical equipment companies. The agreements are considered Original Equipment Manufacturing (OEM) contracts that call for: (1) Bovie to develop specific use devices and components (2) the customer is not committed to a certain dollar amount of purchases and (3) Bovie charges what it believes will be its costs for the development of the product. If the customer rejects or terminates the contract then it forfeits the development payments we have incurred. The customer must fulfill its agreement if Bovie delivers its working prototypes timely. Bovie has an arrangement with a customer whereby the customer will receive a credit for it's reimbursement of research and development cost of $36,000 at December 31, 2004. We do not recognize the arrangement as income because we believe that the liability shown will be eventually offset when the customer takes a credit against its purchases from us.

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

 EXHIBIT INDEX

Exhibit 3.1	Articles of Incorporation*

Exhibit 3.2	By-Laws*

Exhibit 4.1	Copy of Stock Certificate *

Exhibit 10.1	Joint Venture Agreement dated February 25, 2000 Between Bovie Medical Corporation and Jump Agentur fur Elektrotechnik GmBH**

Exhibit 10.2
Agreement between Bovie Medical Corporation and Arthrex Inc. dated June 2002, filed with Form S-3 on November 23, 2004, which is incorporated here in by reference. This agreement is the subject of an application for confidential treatment. **

Exhibit 10.3	Distribution and Service Center Agreement between Bovie and Symbol Medical Limited dated December 31, 2004**
Exhibit 10.4	Employment Agreement- Andrew Makrides
Exhibit 10.5	Employment Agreement-J. Robert Saron
Exhibit 10.6	Employment Agreement-Moshe Citronowicz
Exhibit 10.7	Employment Agreement-Charles Peabody

Exhibit 21.1	Consent of Bloom & C0., LLP

Exhibit 31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.

Exhibit 32.2	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.
_____________________
* Incorporated by reference to Exhibits 3.1,3.2 and 4.1 to Form 10KSB/A for December 31, 2003 filed
With the SEC on February 16, 2005.
**Incorporated by reference to Exhibit 10.1 and 10.2 to Form 10KSB for December 31, 2004 filed with the SEC on March 31, 2005.
* Previously filed