Form 10QSB/A
period 2005-03-31
BOVIE MEDICAL CORP
filed 2005-07-15
CIK 719135

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

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEET
MARCH 31, 2005 AND DECEMBER 31, 2004

Assets

	(Unaudited)	(Audited)
	March 31, 2005	December 31, 2004

Current assets:

Cash	$2,141,779	$2,294,746
Trade accounts receivable	2,169,062	1,954,287
Inventories	2,272,411	2,001,637
Prepaid expenses	253,618	328,765
Deferred tax asset	386,200	386,200

Total current assets	7,223,070	6,965,635

Property and equipment, net	2,295,717	2,116,324

Other assets:

Repair parts	95,668	124,363
Brand name/Trademark	1,509,662	1,509,662
Patent rights, net	74,473	88,572
License Rights, net (restated)	347,500	350,000
Deposits	16,445	14,445

	2,043,748	2,087,042

	$11,562,535	$11,169,001

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEET
MARCH 31, 2005 AND DECEMBER 31, 2004
(CONTINUED)

Liabilities and Stockholders' Equity

	(Unaudited)	(Audited)
	March 31, 2005	December 31, 2004
Current liabilities:

Accounts payable	$894,059	$620,151
Accrued expense	602,285	568,482
Deferred Revenue	144,944	157,844
Customer deposits	36,000	36,000
Current maturities of long-term debt	31,668	31,668

Total current liabilities	1,708,956	1,414,145

Long Term Liabilities	340,412	348,325
Minority interest (restated)	147,500	150,000

Stockholders' equity:

Preferred Stock, par value $.001 10,000,000 shares authorized 0 issued and outstanding on March 31, 2005 and December 31, 2004	--	--

Common stock par value $.001; 40,000,000 shares authorized, issued and outstanding 13,897,858 shares and 13,862,128 shares on March 31, 2005 and
December 31, 2004 respectively	13,916	13,881
Additional paid in capital	20,411,485	20,391,407
Accumulated deficit	(11,059,734)	(11,148,757)

Total stockholders' equity	9,365,667	9,256,531

Total liabilities and stockholders' equity	$11,562,535	$11,169,001

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)

	March 31, 2005	March 31, 2004

Sales	$4,743,211	$4,743,958
Cost of sales	3,092,741	2,996,507

Gross profit	1,650,470	1,747,451

Costs and expenses:
Research and development	179,544	144,209
Professional services	148,022	129,252
Salaries and related costs	421,472	442,117
Selling, general and administrative	778,295	779,679
Development joint venture	40,803	8,468

	1,568,136	1,503,725

Gain from operations	82,334	243,726

Other income (expense):
Interest (net of income)	6,689	(3,894)

Income	89,023	239,832

Provision for income tax	(31,160)	(86,340)
Realized benefit of loss carryforward	31,160	86,340

Net income	$89,023	$239,832

Earnings per share

Net income:
Basic	.01	.02
Diluted	.01	.01

Weighted average number of shares outstanding	13,885,922	13,565,320

Weighted average number of shares outstanding adjusted for dilutive securities	16,243,973	16,177,621
The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE PERIOD ENDED JANUARY 1, 2004 TO MARCH 31, 2005

	Options	Preferred		Common		Paid-in
	Outstanding	Shares	Value	Shares	Value	Capital	Deficit	Total

January 1, 2004	3,988,800	--	--	13,464,528	$ 13,482	$20,097	$(12,660,750)	$7,449,827

Options granted	370,000	--	--	--	--	--	--	--

Options exercised	(397,600)	--	--	397,600	399	294,312	--	294,711

Options forfeited	(10,000)	--	--	--	--	--	--	--

Income for period	--	--	--	--	--	--	1,511,993	1,511,993

December 31, 2004	3,951,200	--	--	13,862,128	$ 13,881	$20,391407	$ (11,148,757)	$9,256,531

Options exercised	(35,730)	--	--	35,730	35	20,078	--	20,113

Income for period	--	--	--	--	--	--	89,023	89,023

March 31, 2005	3,915,470	--	--	13,897,858	$ 13,916	$ 20,411,485	$ (11,059,734)	$9,365,667

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

BOVIE MEDICAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

Cash paid during the three months ended March 31:
	2005	2004

Interest paid	$5,087	$3,890
Income taxes	- 0 -	- 0 -

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

RESTATEMENT OF FINANCIAL STATEMENTS

We adopted FASB Interpretation No. 46R, Consolidation of Variable Interest Entities - An Interpretation of ARB51 that requires the consolidation of legal structures, called Variable Interest Entities (VIEs). Our joint venture with Jump Agentur Fur Electrotechnik GMBH (“the Joint Venture”, “JAG”) qualifies as a VIE. We had historically accounted for the investment in JAG on the equity basis. We have restated our balance sheets and consolidated JAG in the period ended March 31, 2005 and for the year ended December 31, 2004. The most significant impact to our financial statements is to add the intangible assets of JAG, totaling approximately $347,500 for March 31, 2005 and $350,000 for December 31, 2004, and minority interest of $147,500 on March 31, 2005 and $150,000 on December 31, 2004 to our balance sheets. The impacts on our consolidated statements of net income or cash flows are not material.

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

As of March 31, 2005 and December 31, 2004, the inventory of parts was follows:

	March 31, 2005	December 31, 2004

Raw materials	$95,668	$124,363

BOVIE MEDICAL CORPORATION

NOTE 4. INTANGIBLE ASSETS

At December 31, 2004 and March 31, 2005 intangible assets consisted of the following:

	March 31, 2005	December 31, 2004

Indefinite life assets:
Brand name/Trademark (life indefinite)	$1,509,662	$1,509,662

Other intangibles:

License rights (20 yr life)	$347,500	$350,000

Purchased technology (5 yr life)	278,763	278,763
Less: Accumulated amortization	(204,290)	(190,191)

Net carrying amount	$74,473	$88,572

NOTE 5. NEW ACCOUNTING PRONOUNCEMENTS

FASB Interpretation No. 46R, Consolidation of Variable Interest Entities - An Interpretation of ARB51 The FASB finalized FIN 46R in December 2003. FIN 46R expands the scope of ARB51 and various EITFs and can require consolidation of legal structures, called Variable Interest Entities (VIEs). Companies with investments in Special Purpose Entities (SPEs) were required to implement FIN 46R in 2003; however, companies with VIEs are permitted to implement in the first quarter of 2004. While we do not have SPEs, we do have a VIE that we have determined will qualify for consolidation. This include joint venture with Jump Agentur Fur Electrotechnik GMBH (“the Joint Venture”, “JAG”). We have consolidated this VIE for period ended March 31, 2005 and for the year ended December 31, 2004. The most significant impact to our financial statements is to add the intangible assets of JAG, totaling approximately $350,000 in 2004 and $347,500 for the period ended March 31, 2005, and minority interest of $150,000 in 2004 and $160,000 in 2003 to our balance sheets. The impacts on our consolidated statements of net income or cash flows are not material.

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

In September 2004, the EITF reached a consensus on Issue No. 04-1 “Accounting for Pre Existing Relationships between the Parties to a Business Combination,” which requires that pre existing relationships between two parties of a business combination be settled prior to the combination. The EITF also addresses the measurement and recognition of settlements related to pre existing receivables and payables, executory contracts, intangible asset rights, and gain settlements among the parties to a business combination. This consensus is effective for the fiscal year 2005. Adoption did not have a material impact on our consolidated earnings, financial position or cash flows.

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
Three months ended March 31
	2005	2004
Net income	$89	$240

Basic-weighted average shares outstanding	13,886	13,565

Effect of dilutive potential securities	2,358	2,612

Diluted - weighted average shares outstanding	16,244	16,177

Basic EPS	$.01	$.02

Diluted EPS	$.01	$.01

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

Result of Operations (to be read in conjunction with the profit and loss statement)

The table below outlines the components of the consolidated statements of earnings as a percentage of net sales and the year-to-year percentage change in dollar amounts:

Analysis of Quarter Ended March 31, 2005/2004
			Percentage change in
			Dollar amounts
	2005	2004	2005/2004
	%	%	%

Sales	100.0	100.0	0 -
Cost of sales	65.2	63.2	3.2
Gross profit	34.8	36.8	5.5

Other costs:
R & D	31.8	30.0	24.5
Professional fees	3.1	2.7	14.5
Salaries	8.9	9.3	(4.7)
SGA	16.4	16.4	(0.2)
Development cost - joint venture	.9	.2	381.8

Total other costs	33.1	31.7	4.3

Income form operations	1.7	5.1	(66.2)

Other expense	.2	( .1)	271.8

Net Income	1.9	5.1	(62.9)

Income tax expense	( .7)	(1.8)	(62.9)
Income tax benefit	.7	1.8	62.9

Net earnings	1.9	5.1	(62.9)

The table below sets forth domestic/international and product line sales information for the first quarter of 2005 and 2004.

Net Sales (in thousands)			Percentage change	Increase/
	2005	2004	2005/2004	(Decrease)
Domestic/international sales:
Domestic	$4,015	$4,063	(1.2)	(.48)
International	728	681	6.9	47

Total net sales	$4,743	$4,744	- 0 -	(1)

Product line sales:
Electrosurgical	$2,511	$2,857	(12.1)	(346)
Cauteries	1,330	1,258	5.7	72
Other	902	629	43.4	273

Total net sales	$4,743	$4,744	- 0 -	(1)

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

The Company’s future contractual obligations for agreements with initial terms greater than one year, including agreements to purchase materials in the normal course of business, are summarized as follows (in thousands):

	Nine Months		Payment Period
	2005	2006	2007	2008	2009
Long-term debt	$ 24	$ 348	$ -0-	$ -0-	$ -0-
Operating leases	109	142	135	115	-0-
Unconditional purchase obligations	2,137	712	-0-	-0-	-0-

The Company’s additional borrowing capacity, along with the expected expiration period of the commitments, is summarized as follows (in millions):

Amount of Commitment
	Total	Expiration Per Period
	Amount	Less than	In excess of
	Committed	1 year	1 year
Secured revolving credit agreement and other lines of credit	$1.5	$1.5	-0-

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

ITEM 6. EXHIBITS

31.1
Certifications of Andrew Makrides, President and Chief Operating Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

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

Date: July 11, 2005

/s/Andrew Makrides
Chief Executive Officer - Andrew Makrides

/s/Charles Peabody
Chief Financial Officer- Charles Peabody