Form 10QSB
period 2005-06-30
BOVIE MEDICAL CORP
filed 2005-08-16
CIK 719135

U.S. Securities and Exchange Commission
Washington D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE EXCHANGE ACT

For the transition period from  to
Commission file number 0-12183

BOVIE MEDICAL CORPORATION
(Exact name of small business issuer as specified in its charter)

Delaware	11-2644611
(State or other jurisdiction	(IRS Employer Identification No.)
Of incorporation or organization)

734 Walt Whitman Rd., Melville, New York 11747
(Address of principal executive offices)

(631) 421-5452
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date: 13,909,858.

Contents
Part I:	Financial Information
Item 1:	Consolidated Financial Statements
Consolidated Balance Sheet - June 30, 2005 And December 31, 2004
Consolidated Statements of Operations for the three Months Ended June 30, 2005 and 2004
Consolidated Statements of Operations for the six Months Ended June 30, 2005 and 2004
Consolidated Statement of Shareholders' Equity for the period January 1, 2004 to June 30, 2005
Consolidated Statements of Cash Flows for the six Months Ended June 30, 2005 and 2004
Notes to Financial Statements
Item 2:	Management's Discussion and Analysis

Part II.	Other Information

Item 1:	Legal Proceedings
Item 2:	Unregistered Sales of Equity Securities and use of Proceeds
Item 3:	Defaults Upon Senior Securities
Item 4:	Submission of Matters to Vote of Security Holders
Item 5:	Other Information
Item 6:	Exhibits

PART I. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEET
JUNE 30, 2005 AND DECEMBER 31, 2004

Assets

	(Unaudited)	(Audited)
	June 30, 2005	December 31, 2004

Current assets:

Cash	$1,090,376	$2,294,746
Trade accounts receivable	2,541,639	1,954,287
Inventories	2,517,818	2,001,637
Prepaid expenses	314,329	328,765
Deferred tax asset	386,200	386,200
Other receivables	55,000	--

Total current assets	6,905,362	6,965,635

Property and equipment, net	2,570,783	2,116,324

Other assets:

Repair parts	63,779	124,363
Brand name/Trademark	1,509,662	1,509,662
Patent rights, net	60,375	88,572
License Rights, net	323,334	350,000
Deposits	16,445	14,445

	1,973,595	2,087,042

	$11,449,740	$11,169,001

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEET
JUNE 30, 2005 AND DECEMBER 31, 2004
(CONTINUED)

Liabilities and Stockholders' Equity

	(Unaudited)	(Audited)
	June 30, 2005	December 31, 2004
Current liabilities:

Accounts payable	$727,151	$620,151
Accrued expense	717,863	568,482
Deferred Revenue	132,023	157,844
Customer deposits	107,211	36,000
Current maturities of long-term debt	31,668	31,668

Total current liabilities	1,715,916	1,414,145

Long Term Liabilities	332,494	348,325
Minority interest	145,000	150,000

Stockholders' equity:

Preferred Stock, par value $.001 10,000,000 shares authorized 0 issued and outstanding on June 30, 2005 and December 31, 2004	--	--

Common stock par value $.001; 40,000,000 shares authorized, issued and outstanding 13,909,858 shares and 13,897,858 shares on June 30, 2005 and
December 31, 2004 respectively	13,928	13,881
Additional paid in capital	20,420,473	20,391,407
Accumulated deficit	(11,178,071)	(11,148,757)

Total stockholders' equity	9,256,330	9,256,531

Total liabilities and stockholders' equity	$11,449,740	$11,169,001

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004 AND FOR THE JUNE 30
SIX MONTHS ENDED JUNE 30, 2005 AND 2004
	(UNAUDITED)

	Three Months Ended June 30,			Six Months Ended June 30,
	2005		2004	2005		2004

Sales		$5,057,912	$5,268,863		$9,801,123	$10,012,821
Cost of sales		3,467,454	3,312,611		6,560,195	6,309,118

Gross Profit		1,590,458	1,956,252		3,240,928	3,703,703

Costs and expenses:
Research and development		174,545	215,912		354,089	361,121
Professional services		89,499	93,596		237,521	222,848
Salaries and related costs		466,179	465,343		887,651	907,460
Selling, general and administrative		955,008	765,914		1,733,303	1,545,593
Development joint venture		30,579	7,500		73,882	15,968

		1,715,810	1,548,265		3,286,446	3,051,990

Gain/(loss) from operations		(125,352)	407,987		(45,518)	651,713

Other income (expense):
Interest (net of income)		4,515	(3,440)		11,204	(7,337)

Income (loss)		(120,837)	404,547		(34,314)	644,376

Provision for income tax		--	(139,192)		--	(225,532)
Realized benefit of loss carryforward		--	139,192		--	225,532

Net income/(loss) before minority interest	$	(120,837)	$404,547	$	(34,314)	$644,376

Minority interest		2,500	--		5,000	--

Net Income (loss)	$	(118,337)	$404,547		$29,314	$644,376

Earnings per share/(loss)

Net income:
Basic/(loss)		(.01)	.03		(.00)	.05
Diluted		N/A	.03		N/A	.04

Weighted average number of shares outstanding		13,908,188	13,762,430		13,897,055	13,664,419
Weighted average number of shares outstanding adjusted for dilutive securities		N/A	16,024,195		N/A	16,048,888
The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE PERIOD ENDED JANUARY 1, 2004 TO JUNE 30, 2005

	Options	Common		Paid-in
	Outstanding	Shares	Value	Capital	Deficit	Total

January 1, 2004	3,988,800	13,464,528	$13,482	$20,097	$(12,660,750)	$7,449,827

Options granted	370,000	--	--	--	--	--

Options exercised	(397,600)	397,600	399	294,312	--	294,711

Options forfeited	(10,000)	--	--	--	--	--

Income for period	--	--	--	--	1,511,993	1,511,993

December 31, 2004	3,951,200	13,862,128	$13,881	$20,391407	$(11,148,757)	$9,256,531

Options exercised	(47,730)	(47,730)	47	29,066	--	29,113

Loss for period	--	--	--	--	(29,314)	(29,314)

June 30, 2005	3,903,470	13,909,858	$13,928	$20,420,473	$(11,178,071)	$9,256,330

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)

	2005		2004

Cash flows from operating activities
Net income( loss)	$	(29,314)	$644,376
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization		254,081	193,070

Changes in current assets and liabilities:
Receivables		(587,352)	(575,044)
Inventories and repair parts		(455,597)	90,833
Prepaid expenses		14,436	195,899
Other receivable		(55,000)
Accounts payable		178,210	209,866
Accrued expense		149,381	64,407
Deferred Revenue		(25,821)	37,004

Net cash provided (applied) by operating activities		(556,976)	860,411

Cash flows from investing activities
Increase in fixed assets		(656,675)	(525,208)
Increase in deposits		(2,000)	3,359
Patents		(2,001)	(2,001)

Net cash used in investing activities		(660,676)	(523,850)

Cash flows from financing activities
(Decrease) in mortgage payable		(15,831)	(19,507)
Common shares purchased		29,113	252,425
Obligations from shareholders		--	2,708

Net cash provided in financing activities		13,282	235,626

Net increase (decrease) in cash and cash equivalents		(1,204,370)	572,187

Cash and cash equivalents, beginning of period		2,294,746	306,137

Cash and cash equivalents, end of period		$1,090,376	$878,324

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE SIX MONTHS ENDED , 2005 AND 2004

Cash paid during the six months ended June 30:
	2005	2004

Interest paid	$10,675	$7,450
Income taxes	- 0 -	- 0 -

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004:

There were no non-cash investing and financing activities in the first two quarters of the year 2005 or 2004.

During the first six months of 2005 amortization expenses charged to the minority interest of Jump Joint Venture were $5,000.

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

NOTE 3. INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined principally on the average cost method. Inventories June 30, 2005 and December 31, 2004 were as follows:

	June 30, 2005	December 31, 2004

Raw materials	$776,803	$705,188
Work in process	1,108,377	742,289
Finished goods	632,638	554,160

Total	$2,517,818	$2,001,637

REPAIR PARTS

The Company acquired the inventory of repair parts in conjunction with the purchase of the Bovie line of generators and Bovie trade name, on May 8, 1998. The Company has maintained the inventory to service the previously sold generators. The useful life of repair parts is estimated to be five to seven years and the Company has set up an allowance for excess and obsolete parts.

As of June 30, 2005 and December 31, 2004, the inventory of parts was follows:

	June 30, 2005	December 31, 2004

Raw materials/Repair parts	$63,779	$124,363

BOVIE MEDICAL CORPORATION

NOTE 4. INTANGIBLE ASSETS

At December 31, 2004 and June 30, 2005 intangible assets consisted of the following:

	June 30, 2005	December 31, 2004

Indefinite life assets:
Brand name/Trademark (life indefinite)	$1,509,662	$1,509,662

Other intangibles:

License rights (20 yr life)	$400,000	$400,000
Less: Accumulated amortization	76,666	(50,000)
Net carrying amount	323,334	350,000

Purchased technology (5 yr life)	280,764	278,763
Less: Accumulated amortization	(220,389)	(190,191)

Net carrying amount	$60,375	$88,572

NOTE 5. NEW ACCOUNTING PRONOUNCEMENTS

FASB Interpretation No. 46R, Consolidation of Variable Interest Entities - An Interpretation of ARB51 The FASB finalized FIN 46R in December 2003. FIN 46R expands the scope of ARB51 and various EITFs and can require consolidation of legal structures, called Variable Interest Entities (VIEs). Companies with investments in Special Purpose Entities (SPEs) were required to implement FIN 46R in 2003; however, companies with VIEs are permitted to implement in the first quarter of 2004. While we do not have SPEs, we do have a VIE that we have determined will qualify for consolidation. This include joint venture with Jump Agentur Fur Electrotechnik GMBH (“the Joint Venture”, “JAG”). We have consolidated this VIE for period ended June 30, 2005 and for the year ended December 31, 2004. The most significant impact to our financial statements is to add the net intangible assets of JAG, totaling $323,334 for the period ended June 30, 2005, and minority interest of $145,000 as of June 30, 2005 to our balance sheets. The impacts on our consolidated statements of net income or cash flows are not material.

In November 2003 and March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus reached requires companies to apply new guidance for evaluation whether an investment is other-than-temporarily impaired and also requires quantitative and qualitative disclosure of debt and equity securities, classified as available-for-sale or held-to-maturity, that are determined to be only temporarily impaired at the balance sheet date. In September 2004, the adoption date of the consensus was indefinitely delayed as it relates to the measurement and recognition of impairment losses for all securities in the scope of paragraphs 10-20 of Issue No. 03-1. The disclosures prescribed by Issue No. 03-1 and guidance related to impairment measurement prior to the issuance of this consensus continues to remain in effect. Adoption is not expected to have a material impact on our consolidated earnings, financial position or cash flows.

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

In September 2004, the EITF reached a consensus on Issue No. 04-1 “Accounting for Preexisting Relationships between the Parties to a Business Combination,” which requires that preexisting relationships between two parties of a business combination be settled prior to the combination. The EITF also addresses the measurement and recognition of settlements related to-preexisting receivables and payables, executory contracts, intangible asset rights, and gain settlements among the parties to a business combination. This consensus is effective for the fiscal year 2005. Adoption did not have a material impact on our consolidated earnings, financial position or cash flows.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employee. “SFAS 123R requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the fiscal year 2006. Under SFAS 123R, we must determine

BOVIE MEDICAL CORPORATION

NOTE 5. NEW ACCOUNTING PRONOUNCEMENTS (Continued)

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

NOTE 6. SHAREHOLDERS’ EQUITY

During the six-month period ending June 30, 2005, we issued 47,730 common shares in exchange for employee exercised options. The issuance of the common stock resulted in an increase in capital of $29,113.

BOVIE MEDICAL CORPORATION

NOTE 7. EARNINGS PER SHARE

We compute basic earnings per share (“basic EPS”) by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding resulting from employee stock options during the period. When there is a loss we do not compute diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share for the six-month periods ended June 30, 2004 and 2005, where applicable.

	Six months ended June 30 (000 omitted)
	2005		2004
Net income (loss)		$(29)	$--

Basic-weighted average shares outstanding		13,897	13,133

Effect of dilutive potential securities		N/A	581

Diluted - weighted average shares outstanding		N/A	13,714

Basic EPS		$(.01)	$.04

Diluted EPS	$	N/A	$.03

All above figures are in thousands except basic and diluted earnings per share which are not. For the six months ended June 30, 2004 the shares used in the calculation of diluted EPS exclude options to purchase shares where the exercise price was greater than the average market price of common shares for the period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Level Overview

We are a medical device company engaged in the manufacturing and marketing of electrosurgical devices. Our medical products include a wide range of devices including electrosurgical generators and accessories, cauteries, medical lighting, nerve locators and other products.

We divide our operations into three reportable business segments: Electrosurgical products, battery operated cauteries and other products. The electrosurgical segment sells electrosurgical products generators, electrodes, electrosurgical pencils and various ancillary disposable products. These products are used in surgery for the cutting and coagulation of tissue. Battery operated cauteries are used for precise hemostasis (to stop bleeding) in ophthalmology and in other fields. Our other revenues are derived from nerve locators, disposable and reusable penlights, medical lighting, license fees, development fees and other miscellaneous income. Domestic sales accounted for 87% of total revenues for the six months ended June 30, 2005 as compared to 86% in the first six months of 2004. Most the Company’s products are marketed through medical distributors which distribute to more than 6,000 hospitals and to doctors and other health-care facilities.

International sales accounts for 13% of total revenues for the period ended June 30, 2005 as compared to 14% for for six months ended 2004. The Company’s products are sold in more than 150 countries through local dealers. Local dealer support is coordinated by sales and marketing personnel at the St. Petersburg, Florida facility. We have no branch offices other than the Florida facility. We sell our products to distributors that distribute them in the following countries: Argentina, Australia, Belgium, Brazil, Canada, Chile, Denmark, Finland, France, Germany, Greece, India, Italy, Japan, Korea, Mexico, The Netherlands, New Zealand, Norway, Poland, Portugal, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan and the United Kingdom, China, the CIS (former Soviet Union), Cyprus, Indonesia, Ireland, Korea, Latin America, Malaysia, the Philippines, Thailand, Turkey, and Vietnam. Our business is generally not seasonal in nature.

BOVIE MEDICAL CORPORATION
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

Even though our main OEM customer has reduced its orders during the third quarter of 2005 our overall sales for that period may be comparable with sales for the same period last year. OEM business is marked by variables, making it difficult to forecast future performance, as OEM contracts create limited visibility. Significant OEM orders or new product development can favorably and materially impact our performance. During fiscal 2005 we will direct increased effort and resources at advancing product development, and geographic expansion of distributors while continuing to take advantage of selective OEM opportunities as they occur. We believe that this course of action will result in a greater diversification to our revenue stream.

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

Result of Operations (to be read in conjunction with the profit and loss statement)

The table below outlines the components of the consolidated statements of earnings as a percentage of net sales and the year-to-year percentage change in dollar amounts:

Analysis of Quarter Ended June 30, 2005/2004 and the six months ended June 30, 2005/2004
			Percentage			Percentage
			Change in			Change in
	Quarter		Dollar amounts	Six months		Dollar amounts
	2005	2004		2005	2004
	%	%	%	%	%	%

Sales	100.0	100.0	(4.0)	100.0	100.0	(2.0)
Cost of sales	69.0	63.0	5.0	67.0	63.0	4.0
Gross profit	31.0	37.0	(19.0)	33.0	37.0	(12.0)

Other costs:
R & D	3.0	4.0	(20.0)	4.0	4.0	(2.0)
Professional fees	2.0	2.0	(4.0)	2.0	2.0	7.0
Salaries	9.0	9.0	0.0	9.0	9.0	(2.0)
SGA	19.0	15.0	25.0	18.0	15.0	12.0
Equity in loss of Unconsolidated affiliate	1.0	0.0	274.0	1.0	0.0	331.0

Total other costs	34.0	29.0	11.0	33.0	30.0	7.0

Income form operations(loss)	(2.0)	8.0	(130.0)	0.0	7.0	(106.0)

Other expense	0.00	0.0	(130.0)	0.0	0.0	0.0

Net Income	(2.0)	8.0	(130.0)	0.0	0.0	(106.0)

Income tax expense		(3.0)
Income tax benefit		3.0

Net earnings	(2.0)	(8.0)	(130.0)	0.00	0.0	(106.0)

BOVIE MEDICAL CORPORATION

The table below sets forth domestic/international and product line sales information for the second of 2005 and 2004.

Net Sales (in thousands)			Percentage change	Increase/
	2005	2004	2005/2004	(Decrease)
Domestic/international sales:
Domestic	$4,519	$4,522	0	(3)
International	539	747	(28)	(208)

Total net sales	$5,058	$5,269	(.04)	(211)

Product line sales:
Electrosurgical	$2,987	$3,471	(14)	(484)
Cauteries	1,272	1,269	0	3
Other	799	529	51	270

Total net sales	$5,058	$5,269	(.04)	(211)

The table below sets forth domestic/international and product line sales information for the six months of 2005 and 2004.

Net Sales (in thousands)			Percentage change	Increase/
	2005	2004	2005/2004	(Decrease)
Domestic/international sales:
Domestic	$8,534	$8,585	1.0	(51)
International	1,267	1,428	11.0	(161)

Total net sales	$9,801	$10,013	2.0	(212)

Product line sales:
Electrosurgical	$5,498	$6,328	(13)	(830)
Cauteries	2,602	2,527	3.0	75
Other	1,701	1,158	47.0	543

Total net sales	$9,801	$10,013	(2.0)	(212)

BOVIE MEDICAL CORPORATION

2005 Compared with 2004

Our net sales decreased 2% for the first six months of 2005 as compared to the first six months of 2004. Total sales were $9.8 million in 2005 and 10.0 million for 2004 a decrease of .2 million. Sales of electrosurgical products decreased by 13% or $.83 million during the same period of 2004 while sales of cauteries increased by 3% from 2.53 million to $2.60 million. Other sales increased by 47% from $1.2 million to $1.7 million. This increase in other sales was the result of $.9 million increase in development cost income and $.3 million in other medical product sales. No sales of one particular electrosurgical product dominated the number of units sold. Sales of electrosurgical generators and accessories to Arthrex decreased from 3.2 million in the first six months of 2004 to 1.3 in the first six months of 2005.

Domestic sales were $8.5 million for first six months of 2005, representing a decrease of 1% from the same period last year. International sales were $1.3 million for the first six month of 2005, representing an increase of 11.0% over the same period 2004.

Cost of sales represented 67% of sales in the first six months of 2005 as compared to 63% of sales in the first six months of 2004, a total of $6.6 million and $6.3 million, respectively, an increase of $.25 million. The reason for the increase in cost of sales was due to an increase of 13% in indirect costs and a decrease in material cost of 3.5%. Increased indirect costs of .35 million was the result of increase costs of quality control payroll, development costs, freight in and material cost and price adjustments.
Research, development and engineering expenses were 4.0% and 4.0% of sales for the first six months of 2005 and 2004, respectively. These expenses decreased 2% in 2005 to $354,089, a decrease over the corresponding period of 2004 spending of $6,032. The high spending level is the result of development costs in advance of our proposed product launches in 2005. New products under development are the suture removal device, plasma technology, GI device and various improvements to our line of electrosurgical generators.

Professional fees increased from $222,848 in the first six months of 2004 to $237,521 in the first six months of 2005, an increase of $14,673 or 7%. Other legal fees increased by $26,151, mainly associated with defense litigation.

Salaries and related costs decreased by 2.0% from $.91 million to $.89 million from the first six monthsof 2004 to the first six months of 2005. The decrease was mainly attributable to the decreased cost of representative training.

Selling, general and administrative expense increased for the first six month of 2005 as compared to the first six months of 2004, by .19 million. This was mostly attributable to an increase in general liability insurance.

Net interest earned increased by $20,611 from a net expense in the first months of 2004 to net income in the first quarter of 2005 as a result of our higher cash balances being invested.

As a result of the loss for the first six months of 2005, the effective income tax rate was 0%. and 36.2% the first six months of 2004. There was also a tax loss carryover benefit of 36.2% for 2004.

There was net loss of $.00 per share of $29,314 in the first six month of 2005 as compared to $644,376 or $.05 per share in the first six months of 2004. The decrease in earnings from the first six months of 2004 to the first quarter of 2005 was mostly attributable to an decrease in gross profit of $462,775 and an increase in SG & A of $187,710 over the same period in 2004.

Results of Operations- Three months ended June 30, 2005 and June 30, 2004

Sales for the three month period ended June 30, 2005 were 5.1 million as compared to $5.3 million for the same period in 2004, a decrease of $.2 million or 4%. The decrease was mainly attributed to decreased sales of electrosurgical products.

Cost of goods sold increased from $3.3 million to $3.5 million an increase of $.2 million or 5% for the three month period ended June 30, 2005 as compared to the same period in 2004.

BOVIE MEDICAL CORPORATION

Gross profit decreased from $2.0 million to $1.6 million a decrease of $.4 million or 19%. Gross profit percentage decreased from 37% in 2004 to 31% in 2005. The reason for the decrease was mainly attributed to an increase in factory overhead of 8%.

Research and development decreased by $41,367 or 20% from $215,912 to $174,545 for the quarters ended June 30, 2005 and June 30, 2004, respectively. The decrease is due to certain development costs are being charged directly to customers as part of other income.

Professional fees decreased by $4,097 or 4% from $93,596 to 89,499 for the quarters ended June 30, 2004 to June 30, 2005, respectively.

Salaries and related costs increased from $465,344 to $466,179 an increase of $836.

Selling, general and administrative expenses increased by $189,094 or 25% from $765,914 to $955,008 for the quarters ended June 30, 2004 to June 30, 2005, respectively. The largest areas of increased costs were for commissions and liability insurance

Total other costs went from $1,549,394 for the three months ended June 30, 2004 to $1,713,310 for the same period in 2005, and increase of $163,916 or 11%.

Net interest expense decreased from $3,440 to $4,515 in income for the quarter ended June 30, 2005 as compared to quarter ended June 30, 2004. The reason for the decrease was that we did not use our credit facility during the quarter ended June 30, 2005 and we earning interest on our deposits.

Net loss for the three months ended June 30, 2005 was $118,337 or $.01 per share as compared to net income of $404,547 for the same quarter in 2004, a decrease of $522,884 or 129%. The main reason for the decrease in income was the decrease in gross profit and increase in SG & A.

We sell our products through distributors both overseas and in U.S. markets. New distributors are contacted through responses to our advertising in international and domestic medical journals and domestic or international trade shows.

In the fourth quarter of 1998, we made agreements with various sales representatives to develop markets for our new products and to maintain customer relations. Our current representatives receive an average commission of approximately 4% of sales in their market areas. In the first six months of 2005 and 2004, commissions paid were $208,522 and $164,257 respectively, an increase of 27%. Increase was due to the hiring to two direct sales people.

An adequate supply of raw materials is available from both domestic and international suppliers. The relationship between us and our suppliers is generally limited to individual purchase order agreements, supplemented by contractual arrangements with key vendors to ensure availability of certain products. We have developed multiple sources of supply where possible.

BOVIE MEDICAL CORPORATION

In order to provide additional working capital, we have secured a $1.5 million credit facility with a local commercial bank. This facility is payable on demand. For the period ended June 30, 2005, we had zero funds drawn down on this credit facility.

Our ten largest customers accounted for approximately 60% of net revenues for the first six month of 2005 as compared to 71% in the same period of 2004. For both periods ended June 30, 2005 and 2004, our ten largest trade receivables accounted for approximately 62% and 66% of outstanding receivables, respectively. In the first six month of 2005 and 2004 one customer, Arthrex, accounted for 13% and 32% of total sales, respectively.

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

Liquidity and Capital Resources

Our working capital at June 30, 2005 decreased $.36 million to $5,190 million from $5,551 million at December 31, 2004. The decrease in working capital was primarily a result of investing in fixed assets and not financing those purchases. Accounts payable and other accrued liabilities together increased to a small degree in 2004 as a result of the growth in the business. Accounts receivable days sales outstanding were 48.9 days and 48.3 days at June 30, 2005 and June 30, 2004 respectively.

BOVIE MEDICAL CORPORATION

We applied cash to operations of .57 million for the six months ended June 30, 2005 compared with providing $.86 million in the same period of 2004. The decrease in cash from operations for the period end June 30, 2005 in comparison to the prior year is primarily due to the reduction of earnings of $.67 million in the six months ended June 30, 2005.

In the six months ended June 30, 2005 we used $.65 million for the purchase of fixed assets. Total borrowing declined by $15,831 which is the amount by which we reduced our first mortgage.

We had 1.09 million in cash and cash equivalents at June 30, 2005. We also had outstanding borrowings totaling $.36 million at that date. Current maturities of long-term debt at June 30, 2005 were $31,668. We believe our cash on hand, as well as anticipated cash flows from operations, will be sufficient to fund future operating capital requirements, future manufacturing facility construction and other capital expenditures and future acquisitions to supplement our current product offerings. Should additional funds be required, we have $1.5 million of additional borrowing capacity available under our existing credit facility.

The Company’s future contractual obligations for agreements with initial terms greater than one year, including agreements to purchase materials in the normal course of business, are summarized as follows (in thousands):

	Six Months		Payment Period
	2005	2006	2007	2008	2009
Long-term debt	$16	$348	$-0-	$-0-	$-0-
Operating leases	73	142	135	115	-0-
Unconditional purchase obligations	2,027	681	-0-	-0-	-0-

The Company’s additional borrowing capacity, along with the expected expiration period of the commitments, is summarized as follows (in millions):

Amount of Commitment
	Total	Expiration Per Period
	Amount	Less than	In excess of
	Committed	1 year	1 year
Secured revolving credit agreement and other lines of credit	$1.5	$1.5	$-0-

As of June 30, 2005 the total amount is available.

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

BOVIE MEDICAL CORPORATION

In December 2004, the Financial Accounting Standards Board (FASB) issued a revision to Statement No. 123, Share-Based Payment. This revision supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This revision requires companies to recognize the cost of stock options based on the grant-date fair value pursuant to their employee stock option plans over the period during which the recipient is required to provide services in exchange for the options, typically the vesting period. Pursuant to the requirements of the Statement, and amendments we plan to adopt the provisions of the standard during the fiscal year 2006. (See Note 1. Significant Accounting Policies)

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of June 30, 2005 was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer (“the Certifying Officers”). Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective to bring to the attention of the Company management the relevant information necessary to permit an assessment of the need to disclose material developments and risks pertaining to the Company’s business in its periodic filings with the Securities and Exchange Commission.

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

(b) Changes in internal controls

There was no change to the Company’s internal control over financial reporting during the quarter ended June 30, 2005 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There were no legal proceedings during the quarterly period ended 06/30/05 pending that could have a material effect on our financial position.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND OF PROCEEDS

None

ITEM 3. DEFAULTS ON SENIOR SECURITIES HOLDERS

None

ITEM 4. SUBMISSION OF MATTERS TO VOTE BY SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

(a) On August 12, 2005 Charles Peabody, CFO, resigned due to a disagreement with management concerning the accounting treatment of a $55,000 contractual receivable.

ITEM 6. EXHIBITS

31.1
Certifications of Andrew Makrides, President and Chief Operating Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certifications of Andrew Makrides and acting Chief Financial Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley act of 2002.

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

Bovie Medical Corporation.
(Registrant)

Date: August 15, 2005

/s/Andrew Makrides
Chief Executive Officer - Andrew Makrides

/s/Andrew Makrides
Acting Chief Financial Officer- Andrew Makrides