Form 10KSB/A
period 2004-12-31
BOVIE MEDICAL CORP
filed 2005-08-25
CIK 719135

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

EXPLANATORY NOTE

This amendment amends and updates Items 1, 8A,10 and 13, of Form 10KSB for the year ended December 31, 2004,as amended.

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

Suture Removal Device (in development)

In October, 2003 we entered into an exclusive worldwide license agreement with Emergency Medicine Innovations, LLC., (EMI) a non-affiliated company, to manufacture and market a disposable suture removal device (patent pending). The device is expected to reduce time for removing stitches in a doctor’s office, medical clinic or emergency room. The device is designed to remove sutures with a tension free cut to be utilized in various medical procedures on humans and animals. We are presently developing pre-production prototypes and subject to FDA clearance for marketing, we have now targeted the last quarter of 2005 for release and marketing to medical professionals. We expended development funds of approximately $50,000 in 2004 and when the product begins selling we will pay a 6% royalty to EMI.

The exclusive license agreement provides for, among other things, a term of 15 years, with automatic 2-year renewals thereafter, subject to mutual agreement on minimum production and sales. Bovie has the right to terminate on 90-days notice to Licensor if it determines in its sole discretion that the product is non-competitive and not commercially viable. Licensor may terminate the agreement if Bovie violates a material term and does not cure the breach within 60-days after receipt of notice of default. In addition, Bovie may lose exclusivity if there is a 10% decrease in sales over a consecutive two calendar year period. Bovie may elect to retain exclusivity by paying sufficient royalties to off-set loss to Licensor due to the decreased sales.

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

Government Regulation

United States

The Company’s products and research and development activities are subject to regulation by the FDA and other regulatory bodies. FDA regulations govern, among other things, the following activities:

•	Product development
•	Product testing
•	Product labeling
•	Product storage
•	Pre-marketclearance or approval
•	Advertising and promotion
•	Product tractability, and
•	Product indications

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

Manufacturing

Manufacturing and distribution of our products may be subject to continuing regulation by the FDA. We will also be subject to routine inspections by the FDA to determine compliance with the following:

•	Quality System Regulations
•	Medical device reporting regulations, and
•	FDA restrictions on promoting products for unapproved or off-label uses.

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

Patents and Trademarks

We own a total of twelve outstanding patents do not believe our current patents have a material effect on our operations. Although the useful lives of our existing patents have substantially diminished, we can give no assurance that competitors will not infringe on our patent rights or otherwise create similar or non-infringing competing products that are technically patentable in their own right.

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

Item 8A. Disclosure Controls And Procedures

(a) Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of Bovie’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of December 31, 2004 was carried out under the supervision and with the participation of Bovie’s management, including the President and Chief Executive Officer and the Chief Financial Officer (“the Certifying Officers”). Based on that evaluation, the Certifying Officers concluded that Bovie’s disclosure controls and procedures are effective.

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

(b) Changes in internal controls

There was no change to Bovie’s internal control over financial reporting during the quarter ended December 31, 2004 that materially affected, or is reasonably likely to materially affect, Bovie’s internal control over financial reporting.

Item 10. Executive Compensation

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

In January, 2004, we extended employment contracts with certain of our officers for six years. The employment agreements provide, among other things, that the Executive may be terminated as follows:

(a)	Upon the death of the Executive and the Executive’s estate shall be paid the basic annual compensation due the Employee pro-rated through the date of termination.

(b)
By the Resignation of the Executive at any time upon at least thirty (30) days prior written notice to Bovie; and Bovie shall be obligated to pay the Employee the basic annual compensation due him pro-rated to the effective date of termination,

(c)	By Bovie, for cause if during the term of the Employment Agreement the Employee violates the provisions of Paragraph 12 hereof, or is found guilty in a court of law of any crime of moral turpitude.

(d)
By Bovie, without cause, with the majority approval of the Board of Directors, at any time upon at least thirty (30) days prior written notice to the Executive: and Bovie shall be obligated to pay the Executive compensation currently in effect including all bonuses, accrued or prorate, and expenses up to the date of termination. Thereafter, for the period remaining under the contract, Bovie shall pay the Executive the salary then in effect at the time of termination payable weekly. Employee shall not have to account for other compensation other sources or otherwise mitigate his damages due to such termination.

(e)
If Bovie terminates the agreement, without cause, or fails to meet its obligations to the Executive on a timely basis, or if there is a change in the control of Bovie, the Executive may elect to terminate his employment agreement. Upon any such termination or breach of any of its obligations under the Employment Agreement, Bovie shall pay the Executive a lump sum severance equal to three times the annual salary and bonus in effect the month preceding such termination or breach as well as any other sums which may be due under the terms of the Employment Agreement up to the date of termination.

The following schedule shows all contracts and terms with officers of Bovie.

Bovie Medical Corporation
December 31, 2004

	Contract	Expiration	Current	Auto
	Date	Date(1)	Base Pay	Allowance

Andrew Makrides	01/01/98	1/31/2009(1)	$155,246	$ 6,067
J. Robert Saron	01/01/98	1/31/2009(1)	214,638	6,067
Moshe Citronowicz	01/01/98	1/31/2009(1)	161,521	6,067
Charles Peabody	08/18/03	08/18/2004(2)	77,479	--

(1)
Includes total extensions for six years- Salaries increase annually pursuant to a contract formula. In the event of a change in control, each officers’ contract contains an option for each respective officer to resign and receive 3 years salary.

(2) If not cancelled 30 days prior to year-end, the contract automatically renews for one year periods.

Item 13.  Exhibits List and Reports on Form 8K

(a) Exhibits:

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

Exhibit 10.3	Distribution and Service Center Agreement between Bovie and Symbol Medical Limited dated December 31, 2004**

Exhibit 10.4	Employment Agreement- Andrew Makrides**
Exhibit 10.5	Employment Agreement-J. Robert Saron**
Exhibit 10.6	Employment Agreement-Moshe Citronowicz**
Exhibit 10.7	Employment Agreement-Charles Peabody**
Exhibit 10.8	Amended Employment Agreement between Bovie and Andrew Makrides dated as of January 6, 2004.
Exhibit 10.9	Amended Employment Agreement between Bovie and J. Robert Saron dated as of January 6, 2004.
Exhibit 10.10	Amended Employment Agreement between Bovie and Moshe Citronowciz dated as of January 6, 2004.
Exhibit 10.11	License Agreement between Bovie and Emergency Medicine Innovations, LLC dated October 22, 2004.
Exhibit 21.1	Consent of Bloom & Co., LLP
Exhibit 31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
_____________________
* Incorporated by reference to Exhibits 3.1,3.2 and 4.1 to Form 10KSB/A for December 31, 2003 filed
With the SEC on February 16, 2005. ** Previously Filed

 (b) 8K’s Filed in the Fourth Quarter

Two Form 8-K were filed in the fourth quarter of 2004.

(i)	Filed on October 4, 2004 item 5 - other events reporting appointment of two new directors.

(ii) Filed on December 30, 2004 item 1.01 regarding a distribution agreement for the Far East.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Melville, New York on August 23, 2005.

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

Exhibit 10.3	Distribution and Service Center Agreement between Bovie and Symbol Medical Limited dated December 31, 2004**

Exhibit 10.4	Employment Agreement- Andrew Makrides**
Exhibit 10.5	Employment Agreement-J. Robert Saron**
Exhibit 10.6	Employment Agreement-Moshe Citronowicz**
Exhibit 10.7	Employment Agreement-Charles Peabody**
Exhibit 10.8	Amended Employment Agreement between Bovie and Andrew Makrides dated as of January 6, 2004.
Exhibit 10.9	Amended Employment Agreement between Bovie and J. Robert Saron dated as of January 6, 2004.
Exhibit 10.10	Amended Employment Agreement between Bovie and Moshe Citronowicz dated as of January 6, 2004.
Exhibit 10.11	License Agreement between Bovie and Emergency Medicine Innovations, LLC dated October 22, 2004.
Exhibit 21.1	Consent of Bloom & Co., LLP
Exhibit 31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
_____________________
* Incorporated by reference to Exhibits 3.1,3.2 and 4.1 to Form 10KSB/A for December 31, 2003 filed
With the SEC on February 16, 2005. ** Previously Filed