Form 10QSB/A
period 2005-03-31
BOVIE MEDICAL CORP
filed 2005-08-25
CIK 719135

U.S. Securities and Exchange Commission
Washington D.C. 20549

FORM 10-QSB/A2

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

EXPLANATORY NOTE

Item 3. Controls and Procedures and Item 6. are amended in this Form 10-QSB/A

Item 3. Controls and Procedures
(a) Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of March 31, 2005 was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer (“the Certifying Officers”). Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.

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

ITEM 6. EXHIBITS

31.1
Certifications of Andrew Makrides, Chief Executive Officer, President of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certifications of Andrew Makrides Acting Chief Financial Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley act of 2002.

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

Date: August 25, 2005

/s/Andrew Makrides
Chief Executive Officer - Andrew Makrides

/s/Andrew Makrides
Acting Chief Financial Officer - Andrew Makrides