Form 10QSB
period 2005-09-30
BOVIE MEDICAL CORP
filed 2005-11-14
CIK 719135

U.S. Securities and Exchange Commission
Washington D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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
Yes [ X ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date: 13,939,858.

PART I. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

Assets

	(Unaudited)	(Audited)
	September 30, 2005	December 31, 2004

Current assets:

Cash	$1,266,857	$2,294,746
Trade accounts receivable	2,285,708	1,954,287
Inventories	2,854,579	2,001,637
Prepaid expenses	218,500	328,765
Deferred tax asset	386,200	386,200
Other receivables	55,000	--

Total current assets	7,066,844	6,965,635

Property and equipment, net	2,617,950	2,116,324

Other assets:

Repair parts	31,889	124,363
Brand name/Trademark	1,509,662	1,509,662
Patent rights, net	46,276	88,572
License Rights, net	315,000	350,000
Deposits	16,445	14,445

	1,919,272	2,087,042

	$11,604,066	$11,169,001

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2005 AND DECEMBER 31, 2004
(CONTINUED)

Liabilities and Stockholders' Equity

	(Unaudited)	(Audited)
	September 30, 2005	December 31, 2004

Current liabilities:

Accounts payable	$718,202	$620,151
Accrued expense	679,597	568,482
Deferred Revenue	151,234	157,844
Customer deposits	114,589	36,000
Current maturities of long-term debt	31,668	31,668

Total current liabilities	1,695,290	1,414,145

Long Term Liabilities	324,577	348,325
Minority interest	135,000	150,000

Stockholders' equity:

Preferred Stock, par value $.001 10,000,000 shares authorized 0 issued and outstanding on September 30, 2005 and December 31, 2004	--	--

Common stock par value $.001; 40,000,000 shares authorized, issued and outstanding 13,939,858 shares and 13,897,858 shares on September 30, 2005 and
December 31, 2004 respectively	13,958	13,881
Additional paid in capital	20,441,693	20,391,407
Accumulated deficit	(11,006,452)	(11,148,757)

Total stockholders' equity	9, 449,199	9,256,531

Total liabilities and stockholders' equity	$11,604,066	$11,169,001

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 AND FOR THE
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Sales	$5,038,908	$5,616,662	$14,840,031	$15,629,483
Cost of sales	2,924,168	3,449,913	9,484,363	9,759,031

Gross Profit	2,114,740	2,166,749	5,355,668	5,870,452

Costs and expenses:
Research and development	303,850	280,514	657,939	641,635
Professional services	126,846	75,338	364,367	297,186
Salaries and related costs	447,210	403,044	1,334,861	1,310,504
Selling, general and administrative	1,033,418	870,273	2,756,721	2,415,866
Development joint venture	34,890	10,918	108,772	26,886

	1,946,214	1,640,087	5,222,660	4,692,077

Gain/ from operations	168,526	526,662	133,008	1,178,375

Other income (expense):
Interest (net of income)	5,594	(3,847)	16,797	(11,184)

Income	174,120	522,815	149,805	1,167,191

Provision for income tax	(66,300)	(194,700)	(54,000)	(420,200)
Realized benefit of loss carryforward	66,300	194,700	54,000	420,200

Net income/ before
minority interest	$174,120	$522,815	$149,805	$1,167,191

Minority interest	(2,500)	--	(7,500)	--

Net Income	$171,620	$522,815	$142,305	$1,167,191

Earnings per share

Net income:
Basic	$.01	$.04	$.01	$.09
Diluted	.01	.03	.01	.07

Weighted average number of shares outstanding	13,928,162	13,834,101	13,907,579	13,721,602
Weighted average number of shares outstanding
adjusted for dilutive securities	15,925,494	16,438,199	16,020,454	16,515,281

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE PERIOD ENDED JANUARY 1, 2004 TO SEPTEMBER 30, 2005

	Options	Common		Paid-in
	Outstanding	Shares	Value	Capital	Deficit	Total

January 1, 2004	3,988,800	13,464,528	$13,482	$20,097,095	$(12,660,750)	$7,449,827

Options granted	370,000	--	--	--	--	--

Options exercised	(397,600)	397,600	399	294,312	--	294,711

Options forfeited	(10,000)	--	--	--	--	--

Income for period	--	--	--	--	1,511,993	1,511,993

December 31, 2004	3,951,200	13,862,128	$13,881	$20,391,407	$(11,148,757)	$9,256,531

Options exercised	(77,730)	77,730	77	50,286	--	50,363

Gain for period	--	--	--	--	142,305	142,305

September 30, 2005	3,873,470	13,939,858	$13,958	$20,441,693	$(11,006,452)	$9,449,199

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

	2005	2004

Cash flows from operating activities
Net income	$142,305	$1,167,191
Adjustments to reconcile net income
to net cash provided by (used in) operating activities:
Depreciation and amortization	344,292	295,320

Changes in current assets and liabilities:
Customers deposits	78,589	(76,000)
Receivables	(331,421)	(296,822)
Inventories and repair parts	(760,468)	238,321
Prepaid expenses	110,265	239,032
Other receivable	(55,000)
Accounts payable	98,051	90,700
Accrued expense	111,115	5,043
Deferred Revenue	(6,610)	56,109
Write down fixed assets	--	54,700

Net cash provided (applied) by operating activities	(268,882)	1,773,594

Cash flows from investing activities
Increase in fixed assets	(781,621)	(571,989)
Deposits	(2,000)	3,359
Patents	(2,001)	(2,001)

Net cash used in investing activities	(785,622)	(570,631)

Cash flows from financing activities
(Decrease) in mortgage payable	(23,748)	(27,424)
Issuance of common stock	50,363	289,454

Net cash provided in financing activities	26,615	262,030

Net increase (decrease) in cash and cash equivalents	(1,027,889)	1,464,993

Cash and cash equivalents, beginning of period	2,294,746	306,137

Cash and cash equivalents, end of period	$1,266,857	$1,771,130

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Cash paid during the nine months ended September 30:
	2005	2004

Interest paid	$16,524	$13,293
Income taxes	17,692	- 0 -

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004:

There were no non-cash investing and financing activities in the first three quarters of the year 2005 or 2004.

During the first nine months of 2005 amortization expenses charged to the minority interest of Jump Joint Venture were $7,500.

BOVIE MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

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

NOTE 2. STOCK-BASED COMPENSATION

The Company accounts for its employee stock option and stock purchase plans using the intrinsic value method in accordance with Accounting Principle Board Opinion No. 25, “Accounting for Stock Issued to Employee.” Accordingly, the Company does not recognize compensation expense for employee or director stock options granted for not less than fair market value. For purposes of disclosures pursuant to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), as amended by SFAS 148, “Accounting for Stock-Based Compensation, Transition and Disclosure,” the estimated fair value of options is amortized to expense over the options’ vesting period. The fair value of the options is estimated at the date of grant using the Black-Scholes option pricing model.

NOTE 3. INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined principally on the average cost method. Inventories September 30, 2005 and December 31, 2004 were as follows:

	September 30, 2005	December 31, 2004

Raw materials	$939,173	$705,188
Work in process	1,141,368	742,289
Finished goods	774,038	554,160

Total	$2,854,579	$2,001,637

REPAIR PARTS

The Company acquired the inventory of repair parts in conjunction with the purchase of the Bovie line of generators and Bovie trade name, on May 8, 1998. The Company has maintained the inventory to service the previously sold generators. The useful life of repair parts is estimated to be five to seven years and the Company has set up an allowance for excess and obsolete parts.

As of September 30, 2005 and December 31, 2004, the inventory of parts was follows:

	September 30, 2005	December 31, 2004

Raw materials/Repair parts	$31,889	$124,363

BOVIE MEDICAL CORPORATION

NOTE 4. INTANGIBLE ASSETS

At December 31, 2004 and September 30, 2005 intangible assets consisted of the following:

	September 30, 2005	December 31, 2004

Indefinite life assets:
Brand name/Trademark (life indefinite)	$1,509,662	$1,509,662

Other intangibles:

License rights (20 yr life)	$400,000	$400,000
Less: Accumulated amortization	(85,000)	(50,000)
Net carrying amount	315,000	350,000

Purchased technology (5 yr life)	280,764	278,763
Less: Accumulated amortization	(234,488)	(190,191)

Net carrying amount	$42,276	$88,572

NOTE 5. NEW ACCOUNTING PRONOUNCEMENTS

FASB Interpretation No. 46R, Consolidation of Variable Interest Entities - An Interpretation of ARB51 The FASB finalized FIN 46R in December 2003. FIN 46R expands the scope of ARB51 and various EITFs and can require consolidation of legal structures, called Variable Interest Entities (VIEs). Companies with investments in Special Purpose Entities (SPEs) were required to implement FIN 46R in 2003; however, companies with VIEs are permitted to implement in the first quarter of 2004. While we do not have SPEs, we do have a VIE that we have determined will qualify for consolidation. Our joint venture with Jump Agentur Fur Electrotechnik GMBH (“the Joint Venture”, “JAG”) qualifies as a VIE We have consolidated this VIE for period ended September 30, 2005 and for the year ended December 31, 2004. The most significant impact to our financial statements is to add the net intangible assets of JAG, totaling $315,000 for the period ended September 30, 2005, and minority interest of $135,000 as of September 30, 2005 to our balance sheets. The impacts on our consolidated statements of net income or cash flows are not material.

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

NOTE 6. SHAREHOLDERS’ EQUITY

During the nine-month period ending September 30, 2005, we issued 77,730 common shares in exchange for employee exercised options. The issuance of the common stock resulted in an increase in capital of $50,363.

BOVIE MEDICAL CORPORATION

NOTE 7. EARNINGS PER SHARE

We compute basic earnings per share (“basic EPS”) by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding resulting from employee stock options during the period. When there is a loss we do not compute diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share for the nine-month periods ended September 30, 2004 and 2005, where applicable.

Nine months ended September 30 (000 omitted)
	2005	2004

Net income	$142	$1,167

Basic-weighted average shares outstanding	13,908	13,721

Effect of dilutive potential securities	2,112	2,794

Diluted - weighted average shares outstanding	16,020	16,515

Basic EPS	$.01	$.09

Diluted EPS	$.01	$.07

All above figures are in thousands except basic and diluted earnings per share which are not. For the nine months ended September 30, 2005 and 2004 the shares used in the calculation of diluted EPS exclude options to purchase shares where the exercise price was greater than the average market price of common shares for the period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Level Overview

We are a medical device company engaged in the manufacturing and marketing of electrosurgical devices. Our medical products include a wide range of devices including electrosurgical generators and accessories, cauteries, medical lighting, nerve locators and other products.

We divide our operations into three reportable business segments: Electrosurgical products, battery operated cauteries and other products. The electrosurgical segment sells electrosurgical products generators, electrodes, electrosurgical pencils and various ancillary disposable products. These products are used in surgery for the cutting and coagulation of tissue. Battery operated cauteries are used for precise hemostasis (to stop bleeding) in ophthalmology and in other fields. Our other revenues are derived from nerve locators, disposable and reusable penlights, medical lighting, license fees, development fees and other miscellaneous income. Domestic sales accounted for 83% of total revenues for the nine months ended September 30, 2005 as compared to 86% in the first nine months of 2004. Most the Company’s products are marketed through medical distributors which distribute to more than 6,000 hospitals and to doctors and other health-care facilities.

International sales accounts for 17% of total revenues for the period ended September 30, 2005 as compared to 14% for the nine months ended 2004. The Company’s products are sold in more than 150 countries through local dealers. Local dealer support is coordinated by sales and marketing personnel at the St. Petersburg, Florida facility. We have no branch offices other than the Florida facility. We sell our products to distributors that distribute them in the following countries: Argentina, Australia, Belgium, Brazil, Canada, Chile, Denmark, Finland, France, Germany, Greece, India, Italy, Japan, Korea, Mexico, The Netherlands, New Zealand, Norway, Poland, Portugal, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan and the United Kingdom, China, the CIS (former Soviet Union), Cyprus, Indonesia, Ireland, Korea, Latin America, Malaysia, the Philippines, Thailand, Turkey, and Vietnam. Our business is generally not seasonal in nature.

BOVIE MEDICAL CORPORATION
Outlook for 2005

Based upon current preliminary forecasts, diluted net earnings per share from operations for 2005 will be less than 2004. In addition, net earnings have been negatively impacted by increased costs of selling, general payroll, professional fees, research and development and administrative. For the next three months of the current fiscal year, we expect increased sales compared to the same period last year, that could result in record fourth quarter sales. If foreign currency exchange rates hold at current levels, we anticipate a favorable impact on foreign sales for the full year of 2005.

Our main OEM customer reduced orders during 2005 causing a decline in sales for the nine month period. OEM business is marked by variables, making it difficult to forecast future performance, as OEM contracts create limited visibility. Significant OEM orders or new product development can favorably and materially impact our performance. During fiscal 2005 we have directed increased effort and resources at advancing product development, and geographic expansion of distributors while continuing to take advantage of selective OEM opportunities as they occur. We believe that this course of action will result in a greater diversification to our revenue stream. Early estimates indicate increased OEM sales for the first six months of 2006.

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

Result of Operations (to be read in conjunction with the profit and loss statement)

The table below outlines the components of the consolidated statements of earnings as a percentage of net sales and the year-to-year percentage change in dollar amounts:

Analysis of Quarter Ended September 30, 2005/2004 and the nine months ended September 30, 2005/2004

			Percentage			Percentage
	Quarter		Change in	Nine months		Change in
	2005	2004	Dollar amounts	2005	2004	Dollar amounts
	%	%	%	%	%	%

Sales	100.0	100.0	(10.3)	100.0	100.0	(5.1)
Cost of sales	58.0	61.4	(15.2)	63.9	62.40	2.8
Gross profit	42.0	38.6	(2.4)	36.1	37.6	(8.8)

Other costs:
R & D	6.0	5.0	8.3	4.4	4.1	2.5
Professional fees	2.5	1.3	70.6	2.5	1.9	22.6
Salaries	8.9	7.2	10.9	9.0	8.4	1.9
SGA	20.3	15.5	17.6	18.6	15.5	14.1
Development joint venture	.7	.2	219.6	.7	.2	304.6

Total other costs	38.4	29.2	18.1	35.2	30.0	11.3

Income from operations(loss)	3.6	9.4	(66.1)	0.9	7.5	(88.7)

Other expense	.1	--	(245.4)	0.1	(.1)	(250.2)

Net Income	3.7	9.4	(64.8)	1.0	7.4	(87.2)

Income tax expense	(3.6)	(3.6)		(3.6)	(3.6)
Income tax benefit	3.6	3.6	____	3.6	3.6	____

Net earnings	3.7	9.4	(64.8)	1.0	7.4	(87.2)

BOVIE MEDICAL CORPORATION

The table below sets forth domestic/international and product line sales information for the third quarter of 2005 and 2004.

Net Sales (in thousands)			Percentage change	Increase/
	2005	2004	2005/2004	(Decrease)
Domestic/international sales:
Domestic	$3,796	$4,824	(21.3)%	(1,028)
International	1,243	793	57%	450

Total net sales	$5,039	$5,617	(10.3)%	(578)

Product line sales:
Electrosurgical	$3,388	$3,724	(9.0)%	(336)
Cauteries	4,031	1,472	(2.9)%	(43)
Other	222	421	(47.3)%	(199)

Total net sales	$5,039	$5,617	(10.3)%	(578)

The table below sets forth domestic/international and product line sales information for the nine months of 2005 and 2004.

Net Sales (in thousands)			Percentage change	Increase/
	2005	2004	2005/2004	(Decrease)
Domestic/international sales:
Domestic	$12,330	$13,409	( 8.0%)	(1,079)
International	2,510	2,220	13.0%	290

Total net sales	$14,840	$15,629	5.0%	(789)

Product line sales:
Electrosurgical	$8,886	$10,052	(11.6)%	(1,166)
Cauteries	4,031	3,999.8%		32
Other	1,923	1,578	21.8	345

Total net sales	$14,840	$15,629	5.0%	(789)

BOVIE MEDICAL CORPORATION

2005 Compared with 2004

Our net sales decreased 5% for the first nine months of 2005 as compared to the first nine months of 2004. Total sales were $14.8 million in 2005 and 15.6 million for 2004 a decrease of .8 million. Sales of electrosurgical products decreased by 12% or $1.2 million during the same period of 2004 while sales of cauteries increased by 1% from 4.0 million to $4.03 million. Other sales increased by 20% from $1.6 million to $1.95 million. This increase in other sales was the result of $.3 million increase in development cost income and $.3 million in other medical product sales. No sales of one particular electrosurgical product dominated the number of units sold. Sales of electrosurgical generators and accessories to Arthrex decreased from $4.8 million in the first nine months of 2004 to $2.05 million in the first nine months of 2005.

Domestic sales were $12.3 million for first nine months of 2005, representing a decrease of 8% from the same period last year. International sales were $2.5 million for the first nine month of 2005, representing an increase of 12.9% over the same period 2004.

Cost of sales represented 64% of sales in the first nine months of 2005 as compared to 62% of sales in the first nine months of 2004, a total of $9.48 million and $9.76 million, respectively, an decrease of $.03 million. The reason for the decrease in cost of sales was due to an increase of 5.3% in indirect costs and a decrease in material cost of 2.0%. Increased indirect costs of .26 million was the result of increase costs of quality control payroll, development and testing costs, freight in and material cost and price adjustments.
Research, development and engineering expenses were 4.4% and 4.1% of sales for the first nine months of 2005 and 2004, respectively. These expenses increased 2.5% in 2005 to $657,939, a increase over the corresponding period of 2004 spending of $16,304. The high spending level is the result of progress completion of our development costs on our proposed product launches in 2005. New products under development are the suture removal device, plasma technology, GI device and various improvements to our line of electrosurgical generators.

Professional fees increased from $297,186 in the first nine months of 2004 to $364,367 in the first nine months of 2005, an increase of $67,181 or 23%. Other legal fees increased by $63,485, mainly associated with defense litigation and product development.

Salaries and related costs increased by 1.9% from $1.31 million to $1.33 million from the first nine months of 2004 to the first nine months of 2005. The increase was mainly attributable to the increased cost of additional sales representatives and training.

Selling, general and administrative expense increased for the first nine months of 2005 as compared to the first nine months of 2004, increased by .37 million. This was mostly attributable to an increase in general liability insurance, regulatory testing costs, and sales marketing costs.

Net interest earned increased by $27,981 from a net expense in the first nine of 2004 to net income in the third quarter of 2005 as a result of our higher cash balances being invested.

As a result of the profit for the first nine months of 2005, the effective income tax rate was 36.2%. and 36.2% the first nine months of 2004. There was also a tax loss carryover benefit of 36.2% for 2004 and 2005.

There was net income of $.01 per share of $142,306 in the first nine month of 2005 as compared to $1,167,191 or $.09 per share in the first nine months of 2004. The decrease in earnings from the first nine months of 2004 to the third quarter of 2005 was mostly attributable to a decrease in gross profit of $514,784 and an increase in expenses of $530,583 over the same period in 2004.

Results of Operations- Three months ended September 30, 2005 and September 30, 2004

Sales for the three month period ended September 30, 2005 were 5.0 million as compared to $5.6 million for the same period in 2004, a decrease of $.6 million or 10%. The decrease was mainly attributed to decreased sales of electrosurgical products, mainly from reduced OEM orders from our main OEM customer.

Cost of goods sold decreased from $3.4 million to $2.9 million a decrease of $.54 million or 15% for the three month period ended September 30, 2005 as compared to the same period in 2004.

BOVIE MEDICAL CORPORATION

Gross profit decreased from $2.2 million to $2.1 million a decrease of $.1 million or 2.4%. Gross profit percentage increased from 38.6% in 2004 to 42% in 2005. The reason for the increase was mainly attributed to a decrease in costs of 8%.

Research and development increased by $23,336 or 8.3 from $280,514 to $303,850 for the quarters ended September 30, 2004 and September 30, 2005, respectively. The increase is due to development costs attributable to the new G/I device.

Professional fees increased by $51,508 or 70.6% from $75,338 to 126,846 for the quarters ended September 30, 2004 to June 30, 2005, respectively. This increase is mainly associated with defense litigation, product development and increased accounting fees.

Salaries and related costs increased from $403,044 to $447,210 an increase of $44,166.

Selling, general and administrative expenses increased by $163,145 or 18.7% from $870,273 to $1,033,418 for the quarters ended September 30, 2004 to September 30, 2005, respectively. The largest areas of increased costs were for regulatory testing fees and liability insurance

Total other costs went from $1,640,087 for the three months ended September 30, 2004 to $1,936,214 for the same period in 2005, an increase of $296,127 or 18%.

Net interest expense decreased from $3,844to $5,594 in income for the quarter ended September 30, 2005 as compared to quarter ended September 30, 2004. The reason for the decrease was that we did not use our credit facility during the quarter ended September 30, 2005 and earned interest on our bank balance and deposits.

Net income for the three months ended September 30, 2005 was $171,620 or $.01 per share as compared to net income of $522,815 for the same quarter in 2004, a decrease of $351,195 or 67.2%. The main reason for the decrease in income was the decrease in gross profit and increase in SG & A.

We sell our products through distributors both overseas and in U.S. markets. New distributors are contacted through responses to our advertising in international and domestic medical journals and domestic or international trade shows.

In the fourth quarter of 1998, we made agreements with various sales representatives to develop markets for our new products and to maintain customer relations. Our current representatives receive an average commission of approximately 4% of sales in their market areas. In the first nine months of 2005 and 2004, commissions paid were $318,531 and $257,237 respectively, an increase of 24%. Increase was due to the hiring of two direct sales people.

An adequate supply of raw materials is available from both domestic and international suppliers. The relationship between us and our suppliers is generally limited to individual purchase order agreements, supplemented by contractual arrangements with key vendors to ensure availability of certain products. We have developed multiple sources of supply where possible.

BOVIE MEDICAL CORPORATION

In order to provide additional working capital, we have secured a $1.5 million credit facility with a local commercial bank. This facility is payable on demand. For the period ended September 30, 2005, we had zero funds drawn down on this credit facility.

Our ten largest customers accounted for approximately 64% of net revenues for the first nine month of 2005 as compared to 72% in the same period of 2004. For both periods ended September 30, 2005 and 2004, our ten largest trade receivables accounted for approximately 60% and 66% of outstanding receivables, respectively. In the first nine month of 2005 and 2004 one customer, Arthrex, accounted for 14% and 31% of total sales, respectively.

Product Development

Most of the Company’s products and product improvements have been developed internally. Funds for this development have come from internal cash flow and the sale of common stock upon the exercise of stock options. The Company maintains close working relationships with physicians and medical personnel in hospitals and universities who assist in product research and development. New and improved products play a critical role in the Company’s sales growth. The Company continues to place emphasis on the development of proprietary products and product improvements to complement and expand its existing product lines. The Company has a centralized research and development focus, with its one manufacturing location responsible for new product development and product improvements. Our research, development and engineering units at the manufacturing location maintain relationships with distribution locations and customers in order to provide an understanding of changes in the market and product needs. During 2004 and into 2005 we invested in the J Plasma Technology, the Suture Removal Technology, the Gastrointestinal “GI” device and undertook development of Cardio and Urological Electrosurgical devices for a contractual partner. The suture removal device and the GI device are slated to be marketed during the first six months of 2006. The ongoing cost for this development will be paid from operating cash flows.

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

Liquidity and Capital Resources

Our working capital at September 30, 2005 decreased $.18 million to $5.37million from $5.55 million at December 31, 2004. The decrease in working capital was primarily a result of investing in fixed assets and not financing those purchases. Accounts payable and other accrued liabilities together increased by ..12 million from December 31, 2004 to September 30, 2005 as a result of the projective growth in the business due to new product development. Accounts receivable days sales outstanding were 49.6 days and 44.2 days at September 30, 2005 and September 30, 2004, respectively. The annual rate of inventory turns for September 2005 was 2.5 and 4.06 for September 2004.

BOVIE MEDICAL CORPORATION

We applied cash to operations of .27 million for the nine months ended September 30, 2005 compared with providing $1.77 million in the same period of 2004. The decrease in cash from operations for the period end September 30, 2005 in comparison to the prior year is primarily due to the reduction of earnings of $1.025 million in the nine months ended September 30, 2005.

In the nine months ended September 30, 2005 we used $.78 million for the purchase of fixed assets. Total borrowing declined by $23,748 which is the amount by which we reduced our first mortgage.

We had 1.27 million in cash and cash equivalents at September 30, 2005. We also had outstanding borrowings totaling $.32 million at that date. Current maturities of long-term debt at September 30, 2005 were $31,668. We believe our cash on hand, as well as anticipated cash flows from operations, will be sufficient to fund future operating capital requirements, future manufacturing facility construction and other capital expenditures and future acquisitions to supplement our current product offerings. Should additional funds be required, we have $1.5 million of additional borrowing capacity available under our existing credit facility.

The Company’s future contractual obligations for agreements with initial terms greater than one year, including agreements to purchase materials in the normal course of business, are summarized as follows (in thousands):

	Nine Months		Payment Period
	2005	2006	2007	2008	2009
Long-term debt	$8	$348	$-0-	$-0-	$-0-
Operating leases	37	142	135	115	-0-
Unconditional purchase obligations	2,312	752	-0-	-0-	-0-

The Company’s additional borrowing capacity, along with the expected expiration period of the commitments, is summarized as follows (in millions):

		Amount of Commitment
		Expiration Per Period
	Amount	Less than	In excess of
	Committed	1 year	1 year
Secured revolving credit agreement and other lines of credit	$1.5	$1.5	-0-

As of September 30, 2005 the total amount is available.

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

(a) Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of September 30, 2005 was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer (“the Certifying Officers”). Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.

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

(b) Changes in internal controls

There was no change to the Company’s internal control over financial reporting during the quarter ended September 30, 2005 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There were no legal proceedings during the quarterly period ended September pending that could have a material effect on our financial position.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND OF PROCEEDS

None

ITEM 3. DEFAULTS ON SENIOR SECURITIES HOLDERS

None

ITEM 4. SUBMISSION OF MATTERS TO VOTE BY SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.1
Certifications of Andrew Makrides, President and Chief Executive Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certifications of Andrew Makrides and Chief Financial Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley act of 2002.

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

Bovie Medical Corporation.
(Registrant)

Date: November 14, 2005

/s/Andrew Makrides
Chief Executive Officer - Andrew Makrides

/s/Andrew Makrides
Chief Financial Officer- Andrew Makrides