Form 10KSB
period 2005-12-31
BOVIE MEDICAL CORP
filed 2006-03-30
CIK 719135

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005
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

Indicate by check mark whether the registrant (I) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB any amendment to this Form 10-KSB. [ ]

Issuer’s revenues for its most recent fiscal year were $20,211,141.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 17, 2006 was approximately $37,445,121.

The number of shares of the registrant's $.01 par value common stock outstanding as of March 17, 2006 was 14,115,068.

Company Symbol-BVX Company SIC (Standard Industrial Code)-3841

DOCUMENTS INCORPORATED BY REFERENCE
There are no documents incorporated by reference.
Bovie Medical Corporation
2005 Form 10-KSB Annual Report

BOVIE MEDICAL CORPORATION

Part I

ITEM 1. Description of Business

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

Battery Operated Medical Lights

We manufacture a variety of specialty lighting instruments for use in ophthalmology as well as patented specialty lighting instruments for general surgery, hip replacement surgery and for the placement of endotracheal tubes in emergency and surgical procedures. We also manufacture and market physicians’ office use penlights.

Nerve Locator Stimulator

Bovie manufactures a nerve locator stimulator primarily used for identifying motor nerves in hand and facial reconstructive surgery. This instrument is a self-contained, battery-operated unit, used for single surgical procedures.

New Products

Low Temperature Focused Plasma Technology (in development)

In February 2000, we entered into a Joint Venture Agreement with a non-affiliated German corporation, Jump Agentur Fur Elektrotechnik GMBH, wherein we have a 50% interest in the equity and a 50% interest in the profits of the joint venture. Pursuant to the agreement, Bovie initially advanced $200,000 to the partnership to cover costs of further research toward the production of two commercial prototypes. Bovie has made available its facilities in Florida for development, manufacturing and marketing of the products of the joint venture and is responsible to expend its best efforts to secure all necessary financing for the research, development and marketing of the products estimated to be an amount up to $1.5 million. To date we have expended approximately $.7 million for the development of the technology. Based upon our current cash position, cash flows and credit facility we believe we have the financial resources to satisfy our obligations.

Pursuant to agreement, the joint venture acquired an exclusive license to produce and market any surgical/medical devices utilizing this technology. In fiscal 2005 and 2004, Bovie made additional advances to the joint venture in the form of research and development of prototypes expending $161,190 and $39,286 in development and engineering costs, respectively.

This technology utilizes a gas ionization process using only one working electrode. The device produces a stable thin focused beam of ionized gas that can be controlled in a wide range of temperatures and intensities, providing the surgeon with precision, minimal invasiveness and an absence of conductive currents during surgery substantially reducing overheating in the area or burning.

The device has been developed and patented in both Europe and the United States. Bovie has constructed its first two pre-production prototypes for field-testing purposes as a prelude to eventual FDA submission and clearance for manufacturing. The initial intended uses are in the areas of veterinary medicine, dermatology, plastic surgery, cosmetology and gastroenterology.

To date there have been no revenues recorded by the joint venture.

New Generator Platform

We have developed a new generator platform, which incorporates a flexible and simple user interface and allows for customization of the output modes for a variety of electrosurgical applications.

•	GI Device (Icon GI)-

The Icon GI (in development) is as a customized designed specialty electrosurgical product for the gastroenterological market. This product is designed to improve safety and convenience in performing GI procedures (a) by ensuring that the accessories are properly connected, thereby avoiding procedural mishaps, and (b) by allowing for the settings to be customized by the physician user. Available statistics indicate that during the period 1996 to 2000 colonoscopies performed in the United States increased 100%. We expect to file our 510K applications for clearance to market the Icon GI device in June 2006.

•	Bovie Button

After a review of time-motion studies and focus groups of gastroenterologists and GI lab assistants we have recently completed development of a new device designed to eliminate the foot pedal and cables which are associated with standard electrosurgical generators found in all gastrointestinal (“GI”) labs. On March 1, 2006, subject to sterilization validation, we received clearance from the US Food and Drug Administration (“FDA”) to market the Bovie Button. We anticipate commencement of marketing of the Bovie Button during 2006.

Suture Removal Device (in development)

In October 2003 we entered into an exclusive worldwide license agreement with Emergency Medical Innovations, LLC., (EMI) a non-affiliated company, to manufacture and market a disposable suture removal device (patent pending). The device is expected to reduce time for removing stitches in a doctor’s office, medical clinic or emergency room. The device is designed to remove sutures with a tension free cut to be utilized in various medical procedures on humans and animals. We are presently developing pre-production prototypes and subject to FDA clearance for marketing, we have now targeted the last quarter of 2006 for release and marketing to medical professionals. We expended development funds of approximately $66,000 in 2005 and $50,000 in 2004. When the product begins selling we will pay a 6% royalty to EMI, the licensor.

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

Bovie may elect to retain exclusivity by paying sufficient royalties to offset loss to Licensor resulting from the decreased sales.

We expect to market this product in 2006

Endoscopic Modular Instruments

In January, 2006, pursuant to agreement to acquire technology from Henvil Corp. Ltd.(“Henvil”) and Steve Livneh, its principal, we acquired patent pending technology for new endoscopic disposable and reusable modular instruments (“the Product”). The innovative modular forceps are ergonomically designed to provide surgeons’ added comfort and improved safety while reducing per-procedure costs. The modular forceps offer a unique and simpler assembly process for laparoscopic procedures and is the first modular design for the arthroscopy market. Commercial prototypes have been developed and based on current projections we expect to commence marketing during fiscal 2006. The estimated annual worldwide market size for instruments of these categories is estimated to exceed $200 million.

The agreement requires us to purchase certain equipment and machinery ($400,000.00 value) and to hire Henvil to develop the technology and complete the design of the arthroscopic and laparoscopic instruments. In addition we must also purchase tools and molds expected to cost approximately $120,000. Henvil and Steve Livneh have also been hired as consultants for the development of the technology. The consultants are to be paid $30,000 per month from the day of execution of the agreement. In addition, commencing with the year following the first sale or commercial delivery of the Product, Bovie shall pay to Henvil’s principal, Steve Livneh, an initial minimum royalty of the greater of $35,000 per year or 3% of adjusted gross revenues received from the sale and marketing of the instruments. Thereafter, a royalty equal to 2.5% of adjusted gross sales for the life of the patents issuable for the technology.

Mr. Livneh also shall receive 50,000 5-year restricted stock options to purchase Bovie common stock for each category of instrumentation (a total of 100,000 stock options) exercisable at the closing price of Bovie common stock on the American Stock Exchange on the date of issuance of the options. The options shall vest immediately subject to Bovie’s prior application seeking FDA clearance for marketing the Product.

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

We have a major OEM customer, Arthrex, Inc., for which we manufacture products on a private label basis, pursuant to agreement. The agreement provides, among other things, that we will be reimbursed for our expenses in developing products according to Arthrex’s specifications. Arthrex owns the technology and we may not generally compete with the product developed in Arthrex markets. The agreement further provides that Arthrex is not obliged to place any orders for the product developed, but if it does seek to place orders, it must place them with us. The agreement also generally provides for product warranties, insurance, termination, and confidentiality. In fiscal 2005, Arthrex orders represented approximately 15% of revenues for us. As such, should Arthrex determine to reduce or cease placement of orders for the products, our business will be adversely affected.

We are presently in the final stages of developing a new OEM product line based upon our own digital technology. We began shipping pilot production models during the first quarter of fiscal 2006. In addition, in order to foster growth and visibility in the marketplace: (a) We created two new regional sales managerships in 2005 and plan to add two additional regional sales managers in 2006, and (b) We are currently formulating strategic partnerships with companies that have historically strong hospital sales relationships to improve our position in the acute care (hospital) market.

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

We also compete by private labeling our products for major distributors under their label. This allows us to have our product in the marketplace and thereby compete from two different approaches, our Aaron or Bovie label, and our customers’ private label. Our private label customers distribute our products under their name through their internal sales force. Our main competitors do not private label their products

Lastly, we only sell our product through distributors. Since we never sell direct to the end user we are participating with our distribution partners, and never competing with them. Many of the companies we compete with sell direct, thus competing directly with distributors they sometimes use.

Main competitors are Conmed, Valleylab (a division of Tyco) and Erbe Electromedizine, in the electrosurgery market and Xomed (a division of Medtronics) in the battery operated cautery market. We believe our competitive position did not change in 2005.

Government Regulation

United States

The Company’s products and research and development activities are subject to regulation by the FDA and other regulatory bodies. FDA regulations govern, among other things, the following activities:

·	Product development.
·	Product testing.

·	Product labeling.
·	Product storage.

·	Pre-market clearance or approval.
·	Advertising and promotion.

·	Product traceability, and
·	Product indications.

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

International

To market products in the European Union and countries other than the United States, we must obtain regulatory approval similar to that required by the FDA. All of our medical devices are classified as Class III devices under the European Medical Devices directive. Therefore, we were required to obtain the “CE Mark” certification from a “Notified Body” in one of the member countries in the European Union. The CE Mark certification is an international symbol of adherence to quality assurance standards and compliance with the applicable European Medical Devices Directive.

Approval by a Notified Body typically includes a detailed review of the following:

·	Description of the device and its components,
·	Safety and performance of the device,

·	Clinical evaluations with respect to the device,
·	Methods, facilities and quality controls used to manufacture the device, and

·	Proposed labeling for the device.

Manufacturing and distribution of a device is subject to continued surveillance by the Notified Body after CE Mark certification to ensure continued compliance with quality control and reporting requirements.

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

Patents and Trademarks

We own a total of twelve outstanding patents but do not believe our current patents have a material effect on our operations. The useful lives of our existing patents have substantially diminished. We can give no assurance that competitors will not infringe on our patent rights or otherwise create similar or non-infringing competing products that are technically patentable in their own right.

We have recently filed new patent applications for the Bovie Button and a snare device (GI accessory products) and we will file later this year for our new Generator Platform and a Plasma Stream patent application relating to the plasma technology. We also plan to file new trademark applications relating to our GI products later this year.

Liability and Insurance

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

Research and Development

The amount expended by us on research and development of our products during the years 2005 and 2004, totaled $985,807 and $907,389 respectively. We have not incurred any direct costs relating to environmental regulations or requirements. Our research and development costs for our products are not borne by our customers.

Employees

Presently Bovie has a total of approximately 140 full time employees. These consist of 4 executive officers, 22 supervisory and managerial personnel, 8 sales, 106 technical support administrative and factory employees.

Significant Subsidiary - Aaron Medical Industries, Inc.

Aaron Medical Industries, Inc., is a Florida Corporation with offices in St. Petersburg, Florida. It is principally engaged in the business of marketing our medical products.

ITEM 2. Description of Properties

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

In October 2004 a hurricane damaged the roof of approximately 1500 square feet of office space at 7100 30th Ave N, St. Petersburg causing extensive water damage. The offices had been used by several engineers which had to be moved to other space. An additional 4200 square feet of office and warehouse space was leased on a month-to-month basis at 7191 30th Ave N, St. Petersburg for $2,140 per month which continues into 2006.

The damage to our building was $245,264 which the insurance company has paid to us. The City of St. Petersburg issued a permit and the contractor completed the repairs in 2005.

ITEM 3. Legal Proceedings

We presently have no material litigation outstanding.

ITEM 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to securities holders during the fourth quarter of the year ended December 31, 2005.

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

2005	High	Low

1st Quarter	$3.05	$2.20
2nd Quarter	2.54	1.95
3rd Quarter	2.44	1.60
4th Quarter	2.99	2.05

2004	High	Low

1st Quarter	$3.70	$2.32
2nd Quarter	3.10	2.31
3rd Quarter	3.00	2.06
4th Quarter	2.72	2.25

On March 17, 2006, the closing bid for Bovie’s Common Stock as reported by the American Stock Exchange was $3.41 per share. As of March 17, 2006, the total number of shareholders of the Bovie’s Common Stock was approximately 1,500, of which approximately 700 are estimated to be shareholders whose shares are held in the name of their broker, stock depository or the escrow agent holding shares for the benefit of Bovie Medical Corporation shareholders and the balance are shareholders who keep their shares registered in their own name.

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

Domestic sales accounted for 83% of total revenues in 2005 as compared to 85% in 2004. Most of the Company’s products are marketed through medical distributors which distribute to more than 6,000 hospitals and to doctors and other health-care facilities.

International sales accounted for 17% of total revenues in 2005 as compared to 15% in 2004. The Company’s products are sold in more than 150 countries through local dealers. Local dealer support is coordinated by sales and marketing personnel at the St. Petersburg, Florida facility. We have no manufacturing facilities branch offices other than the Florida facility. We sell our products to distributors that distribute them in the following countries: Argentina, Australia, Austria, Belgium, Brazil, Canada, Chile, Denmark, Finland, France, Germany, Greece, India, Italy, Japan, Korea, Mexico, The Netherlands, New Zealand, Norway, Poland, Portugal, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan and the United Kingdom, China, the CIS (former Soviet Union), Cyprus, Indonesia, Ireland, Korea, Latin America, Malaysia, the Philippines, Thailand, Turkey, and Vietnam. Our business is generally not seasonal in nature.

Outlook for 2006

The Company’s outlook for the fiscal year ending December 31, 2006 is positive, as we expect revenues to be at a record level which should translate into improved net earnings when compared to fiscal year 2005. Our optimism is based on our sales during the first three months of fiscal year 2006 and on current budget estimates. The outlook excludes any sales which may be generated by Bovie’s new products (detailed in part I of this report), some of which we expect to begin marketing during the current calendar year. As part of our anticipated growth, we expect higher costs in selling, payroll, professional fees, administrative costs and added expenses for research and development of new products. Growth, to a significant degree, will be fueled by anticipated higher OEM sales and generally increased sales in most product areas. Foreign sales are also forecast to be higher. The markets for our products are highly competitive; however, we believe that our competitive advantage is rooted in our ability to offer products that meet changing demand. In addition, we offer the flexibility, quality of products and responsiveness that a smaller company can offer.

Fiscal year 2006 should feature new product introductions either by Bovie alone, and/or in collaborations with other larger medical companies. Although there is no assurance that agreements will transpire, we view possible agreements (not strictly OEM) to be beneficial in certain niche market segments. The shifting away from being highly dependent on OEM contracts toward designing, developing and marketing our own brand of products, is accelerating and we anticipate that this will result in improved margins in the future.

The outlook is based on a number of assumptions which are subject to change; some of which are outside our control. A variation in our assumptions may result in a change in this outlook.

RESTATEMENT OF FINANCIAL STATEMENTS

We adopted FASB Interpretation No. 46R, Consolidation of Variable Interest Entities - An Interpretation of ARB51 that requires the consolidation of legal structures, called Variable Interest Entities (VIEs). Our joint venture with Jump Agentur Fur Electrotechnik GMBH (“the Joint Venture”, “JAG”) qualified as a VIE. We had historically accounted for the investment in JAG on the equity basis. We have restated our balance sheets and consolidated JAG in the years ended December 31, 2004 and 2003. The most significant impact to our financial statements was to add the intangible assets of JAG, totaling approximately $350,000 in 2004 and $360,000 in 2003, and minority interest of $150,000 in 2004 and $160,000 in 2003 to our balance sheets. The impacts on our consolidated statements of net income or cash flows was not material.

We amended our statement of operations for the year ended December 31, 2004 and reclassified a $245,264 gain from insured damages to our building from a hurricane as other income instead of an extraordinary item. The reclassification did not affect our taxable net income which remained at $1,511,997 nor did it affect our earnings per share and diluted earnings per share of $.11 and $.09, respectively.

Results of Operations (to be read in conjunction with the profit and loss statement)

The table below outlines the components of the consolidated statements of earnings as a percentage of net sales and the year-to-year percentage change in dollar amounts:

Analysis of 2005/2004				Percentage change in dollar amounts
	2005	2004	%	2004/2005
	%	%	Change	%

Sales	100.0	100.0	0	(1.4)
Cost of sales	62.6	61.1	1.5	.1
Gross profit	37.4	38.9	(1.5)	(3.8)

Other costs:
R & D	4.9	4.4	.5	8.6
Professional fees	2.2	2.0	.2	7.6
Labor	9.9	9.6	.3	1.7
SGA	17.6	16.4	1.2	9.4
Development cost - joint venture	.8	.2	.6	310.3

Total other costs	35.4	32.6	2.8	8.6

Income from operations	2.0	6.2	(4.2)	(68.2)

Other income/expense	.1	1.2	(1.1)	(89.6)

Net income before taxes and minority expense	2.1	7.4	(5.3)	(71.9)

Income tax expense	(.8)	(2.2)	(1.4)	(69.7)
Income tax benefit	.7	2.2	1.5	(75.6)

Net income after taxes	2	7.4	(5.4)	(73.1)

The table below sets forth domestic/international and product line sales Information:

Net Sales (in thousands)				Percentage
			Increase	Change
	2005	2004	(Decrease)	2005/2004

Domestic/international sales in thousands)

Domestic	$16,830	17,506	(676)	(4)%
International	3,381	2,989	392	13

Total net sales	$20,211	20,495	(284)	(1)

Product line sales:
Electrosurgical	$12,191	12,684	(493)	(4)
Cauteries	5,462	5,460	2	--
Other	2,558	2,351	207	9

Total net sales	$20,211	20,495	(284)	(1)

2005 Compared with 2004

Our net sales decreased 1% in 2005 to $20.2 million from $20.5 million in 2004($.3 million decrease). Net sales remained relatively constant across our product lines. Approximately 4,500 generator units were shipped in 2004 as compared to 4,600 for 2005. No sales of one particular electrosurgical product dominates the number of units sold. We increased prices for our products in 2005 by an average of 3.5%

Arthrex sales of generators and accessories decreased 2.9 million or 50% from 5.9 million in 2004 to 3.0 million in 2005. The decrease was offset by increase of generators sold through distributors.

Domestic sales were $16.7 million for 2005, representing a decrease of 4% as a result of decreased shipments of generators and accessories to Arthrex. International sales were $3.5 million for 2005, representing an increase of 15% as a result of higher shipments of generators. Excluding the impact of foreign currency, international sales increased $.45 million in 2005.

Cost of sales represented 63% of sales in 2005 compared to 61% in 2004. The 2% higher cost of sales in 2005 was mainly attributable to the increased payroll and overhead.

Research, development and engineering expenses represented 4.9% and 4.4% of sales for 2005 and 2004, respectively. These expenses increased 1% in 2005 to $985,807, an increase over 2004 spending of $78,418. The higher spending level is the result of development spending in advance of our proposed product launches in 2006. New products under development by us are the suture removal device, GI Icon gastrointestinal device and various improvements to our line of electrosurgical generators.

Research and development for the J. Plasma device increased from $39,286 in 2004 to $161,190 in 2005, an increased of 310% or $121,904.

Professional fees increased from $415,606 in 2004 to $447,346 in 2005, an increase of $31,740 or 8%. Professional fees mostly increased as a result of the costs of filing and S-3 registration statement.

Salaries and related costs increased by 1.7% from $1.98 million to $2.01 million. The number of sales and administrative employees and benefits remained approximately the same in 2005 as compared with 2004.
Selling, general and administrative expenses increased by .3% million or 9.4% in 2004 to $3.6 million in 2005. The 9.4% increase in selling, general and administrative expenses is primarily due to an increase in commission expense, increased general liability insurance, and increased repairs and maintenance.

Net interest expense increased to $22,703 in 2005 from $15,090 in 2004, primarily as a result of a higher interest rate on our outstanding mortgage. An increase from 4.75% to 7.5% during 2005.

The effective income tax rate was 36.2% in 2005 and 2004. There was also a tax loss carryover benefit of 36.2% in 2004. An estimate of alternative minimum tax was $10,000 in 2005 and AMT paid for 2004 was $22,015. Income from operations was $403,968 in 2005 as compared to $1,268,556 in 2004. A decrease of 68% or $864,588. The main reasons for the decrease in earning was higher research and development of $200,322, a decrease in gross profit of $295,008 and an increase in SG&A of $303,972.

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

Net earnings, decreased 73% to $.4 million from $1.5 million in 2004. Basic net earnings per share, decreased by 73% to $.03 in 2005 from $.11 in 2005. Diluted earning per share in 2005 was $.03 as compared to $.09 for diluted earnings per share for 2004.

We sell our products through distributors both overseas and in US markets. New distributors are contacted through responses to our advertising in international and domestic medical journals and domestic or international trade shows.

We have arrangements with various sales representatives to develop markets for our new products and to maintain customer relations. Our current representatives receive an average commission of approximately 4% of sales in their market areas. In 2005 and 2004, commissions paid were $442,373 and $367,299 respectively, an increase of 20%. The increase was due to increased sales upon which we pay commissions. This increase was offset by the decrease in OEM sales.

An adequate supply of raw materials is available from both domestic and international suppliers. The relationship between our suppliers and us is generally limited to individual purchase order agreements, supplemented by contractual arrangements with key vendors to ensure availability of certain products. We have developed multiple sources of supply where possible.

In order to provide additional working capital, we have secured a $1.5 millions credit facility with a local commercial bank. This facility is payable on demand. For the year ended December 31, 2005, we had zero funds drawn down on this credit facility.

Our ten largest customers accounted for approximately 65% of net revenues for 2005 as compared to 70% in 2004. For both years December 31, 2005 and 2004, our ten largest trade receivables accounted for approximately 66% of outstanding receivables in both years. In 2005 and 2004 one customer accounted for 15% and 29% of total sales, respectively.

Product Development

Most of our products and product improvements have been developed internally. Funds for this development have come from internal cash flow and the sale of common stock upon the exercise of stock options. We maintain close working relationships with physicians and medical personnel in hospitals and universities who assist in product research and development. New and improved products play a critical role in our sales growth. We continue to place emphasis on the development of proprietary products and product improvements to complement and expand our existing product lines. We have a centralized research and development focus, with its one manufacturing location responsible for new product development and product improvements. Our research, development and engineering units at the manufacturing location maintain relationships with distribution locations and customers in order to provide an understanding of changes in the market and product needs. During 2005 we invested in the J Plasma technology, the suture removal technology, the Gastrointestinal “GI” device and undertook development of Cardio and Urological Electrosurgical devices for a contractual partner. The suture removal device and the GI device are slated to be marketed during 2006. The ongoing cost for this development will be paid from operating cash flows.

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

Non-Medical Products

We discontinued our non-medical product line in 2003 by selling our inventory at cost, and licensing our customer list and manufacturing technology to our largest customer in that field for $500,000 payable in equal installments over 5 years. The transaction is being accounted for as a licensing agreement over five years and in 2005 and 2004 we received income of $100,000 and $100,000, respectively, from the licensing.

Reliance on Collaborative, Manufacturing and Selling Arrangements

We are dependent on certain contractual OEM customers for product development wherein we are to provide the manufacturing of the product developed. However, the customer has no legal obligation to purchase the developed products. Should the collaborative customer fail to give us purchase orders for the product after development, our future business and value of related assets could be negatively affected. Furthermore, no assurance can be given that a collaborative customer may give sufficient high priority to our products. In addition, disagreements or disputes may arise between Bovie and its contractual customers which could adversely affect production of our products. We also have informal collaborative arrangements with two foreign suppliers where in we request the development of certain items and components and we purchase them pursuant to purchase orders. Our purchase orders are never for more than one year and are supported by orders from our customers.

In January 2006 we entered into an agreement to acquire patents and technology for endoscopic disposable and reusable modular instruments requiring us to purchase equipment, tools and molds valued at $520,000. As part of the agreement, we retained the services of the seller and its principal at rate of $30,000 per month for one year to develop commercial prototypes for marketing.

Liquidity and Capital Resources

Our working capital at December 31, 2005 was $5.5 million as it was at December 31, 2004. Accounts receivable days sales outstanding were 45 days and 41 days at December 31, 2005 and 2004 respectively. Days sales in inventory increased 28 days to 86 days at December 31, 2005 from 58 days at December 31, 2004. The higher days sales in inventory is due to increased inventories resulting from additional orders to be shipped and products to be manufactured under a new OEM contract.

We applied cash of $.2 million to operations in 2005 compared with generating cash of $2.04 million in 2004. The decrease in cash from operations in 2005 compared to the prior year is primarily due to the increase of inventory of $.9 million and trade receivables of .4 million.

In 2005 we used $.9 million for the purchase of fixed assets. Total borrowing declined by $31,665 which is the amount we reduced our first mortgage by. Employees and others exercised options and purchased shares for $138,861.

We had 1.3 million in cash and cash equivalents at December 31, 2005. We also had outstanding borrowings totaling $.348 million at that date. Current maturities of long-term debt at December 31, 2005 were $.348 million. We believe our cash on hand, as well as anticipated cash flows from operations, will be sufficient to fund future operating capital requirements, future manufacturing facility construction and other capital expenditures and future acquisitions to supplement our current product offerings. Should additional funds be required, we have $1.5 million of additional borrowing capacity available under our existing credit facility.

The Company’s future contractual obligations for agreements with initial terms greater than one year, including agreements to purchase materials in the normal course of business, are summarized as follows (in thousands):

		Payment Period
	2006	2007	2008	2009
Long-term debt	348	-0-	-0-	-0-
Operating leases	142	135	115	-0-
Unconditional purchase obligations	2,587	-0-	-0-	-0-

The Company’s additional borrowing capacity, along with the expected expiration period of the commitments, is summarized as follows (in millions):

Amount of Commitment
	Total	Expiration Per Period
	Amount	Less than	In excess of
	Committed	1 year	1 year
Secured revolving credit agreement and other lines of credit	$1.5	$1.5	-0-

As of December 2005 the total amount is available.

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

In December 2004, the Financial Accounting Standards Board (FASB) issued a revision to Statement No. 123, Share-Based Payment. This revision supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This revision requires companies to recognize the cost of stock options based on the grant-date fair value pursuant to their employee stock option plans over the period during which the recipient is required to provide services in exchange for the options, typically the vesting period. Effective with our fiscal year 2006 that commenced on January 2, 2006 we will expense stock options, that are granted after January 1, 2006. This is in accordance with Statement of Financial Accounting Standards No. 123R “Share Based Payment.” No employee stock options were granted during the first three months of fiscal year 2006.

(See Note 1. Significant Accounting Policies)

ITEM 7. Financial Statements.

The information required by this item may be found on pages F-1 through F-29 of this Annual Report on Form 10-KSB.

(See Attached)

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no disagreements with, or changes in, accountants.

ITEM 8A. Disclosure Controls And Procedures

(a) Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of Bovie’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of December 31, 2005 was carried out under the supervision and with the participation of Bovie’s management, including the President and Chief Executive Officer and the Chief Financial Officer (“the Certifying Officers”). Based on that evaluation, the Certifying Officers concluded that Bovie’s disclosure controls and procedures are effective.

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

(b) Changes in internal controls

There was no change to Bovie’s internal control over financial reporting during the quarter ended December 31, 2005 that materially affected, or is reasonably likely to materially affect, Bovie’s internal control over financial reporting.

ITEM 8B. Other Information

There was no information to be disclosed on Form 8K that was not reported.

Part III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons

Bovie’s Executive Officers and directors are as follows:

Name	Position	Director Since
Andrew Makrides	Chairman of the Board, President, CEO and	December 1982
Chief Financial Officer
J. Robert Saron	President of Aaron Medical Industries,Inc. and Director	August 1994
George Kromer	Director	October 1995
Brian Madden	Director	September 2003
Moshe Citronowicz	Executive Vice President and Chief Operating Officer	--
Michael Norman	Director	September 2004
Randy Rossi	Director	September 2004

Directors serve for one-year terms and are elected at the annual shareholders meeting.

Andrew Makrides, Esq. Age 64, Chairman of the Board and President, member of the Board of Directors, received a Bachelor of Arts degree in Psychology from Hofstra University and a Juris Doctor Degree from Brooklyn Law School. He is a member of the Bar of the State of New York and practiced law from 1968 until joining Bovie Medical Corporation as Executive Vice President and director, in 1982. Mr. Makrides became President of the Company in 1985 and the CEO in December 1998 and has served as such to date. Mr. Makrides employment contract extends to December 31, 2009.

J. Robert Saron, age 53, Director, holds a Bachelor degree in Social and Behavioral Science from the University of South Florida. From 1988 to present Mr. Saron has served as a director of Aaron Medical Industries, Inc. (formerly Suncoast Medical Manufacturing, Inc.). Mr. Saron served as CEO and chairman of the Board of the Company from 1994 to December 1998. Mr. Saron is presently the President of Aaron Medical Industries, Inc., which serves as the Company’s marketing subsidiary, and he is also a member of the Board of Directors of the Company. Mr. Saron serves on two industry boards, the Health Industry Distributors Association Education Foundation and the Health Care Manufacturing Marketing Council. Mr. Sarons employment contract extends to December 31, 2009.

George Kromer, Jr., age 65, became a director on October 1, 1995. Bovie Medical Corporation has also retained Mr. Kromer on a month-to-month basis as a consultant in addition to his capacity as a director. He has been writing for business publications since 1980. In 1976, he received a Master’s Degree in health administration from Long Island University. He was engaged as a Senior Hospital Care Investigator for the City of New York Health & Hospital Corporation from 1966 to 1986. He also holds a Bachelor of Science Degree from Long Island University’s Brooklyn Campus and an Associate in Applied Science Degree from New York City Community College, Brooklyn, New York.

Moshe Citronowicz, age 53, is a graduate of the University of Be’er Sheva, Be’er Sheva, Israel, with a Bachelor of Science Degree in electrical engineering. Since coming to the United States in 1978, Mr. Citronowicz has worked in a variety of manufacturing and high tech industries. In October 1993, Mr. Citronowicz joined the Company as Vice President of Operations. He is responsible for all areas of manufacturing, purchasing, product redesign, as well as new product design. In September 1997, Mr. Citronowicz was appointed by the Board of Directors to the position Executive Vice President and Chief Operating Officer. Mr. Citronowicz’s employment contract extends to December 31, 2009.

Charles Peabody, CPA, resigned his position in August 2005.

Brian Madden, age 51, graduated from Iona College in 1976 with a Bachelor of Business Administration degree. Mr. Madden is married with two children and is currently the President of Liberty Title Agency. He has been a member of the boards of various professional and civic organizations such as: Long Island Housing Partnership, chairman of NYS Land Title Assoc-Agents Committee, Elwood School Board, Good Samaritan Hospital Board of Governors, Long Island Children’s Museum and various others. Mr. Madden presently sits on our audit committee.

Randy Rossi, age 46, has over 14 years of experience in medical manufacturing. Most recently, he was President of the Patient Care Division, Kendall/TYCO which specialized in Wound Care, Urology and Incontinent Care with revenues in excess of $500M.

Michael Norman, CPA age 49, manages a CPA firm specializing in business financial planning as well as governmental and financial auditing. Mr. Norman is a member of the Nassau County Board of Assessors, Treasurer of the Don Monti Memorial Research Foundation and a Glen Cove City Councilman, all located on Long Island, New York. He also serves as the expert member of Bovie’s audit committee.

We have a 3-member audit committee consisting of three independent members of the Board of Directors, George Kromer Chairman, Brian Madden and Michael Norman CPA. One of the independent members, Michael Norman serves as a financial expert for the Committee.

On March 30, 2004 Bovie adopted an executive employee ethics code.

A copy of the code of ethics which expressly relates to the CEO and CFO (Andrew Makrides) will be provided without charge to any person upon request to Bovie Medical Corporation, 734 Walt Whitman Road, Melville, NY 11747, Attn: Andrew Makrides.

ITEM 10. Executive Compensation

The following table sets forth the compensation paid to the executive officers of the registrant for the three years ended December 31, 2005:

				Long Term
	Annual Compensation			Compensation
(a)	(b)	I	(d)	(g)
Name and Principal Position	Year	Salary($)	Bonus($)	Securities Underlying Options/ SARs(#)

Andrew Makrides President, CEO, Chairman of the Board and Chief Financial Officer (B)	2005	$186,418	3,428	25,000
	2004	$167,320	3,189	25,000
	2003	$158,406	2,967	110,000

J. Robert Saron President of Aaron Medical and Director	2005	$256,173	4,854	25,000
	2004	$233,036	4515	25,000
	2003	$219,786	4,200	110,000

Moshe Citronowicz Executive Vice President- Chief Operating Officer	2005	$193,451	3,567	25,000
	2004	$170,766	3,318	25,000
	2003	$158,637	3,086	110,000

Charles Peabody (A)	2005	$50,515		25,000
Chief Financial	2004	$81,825	1,579	25,000
Officer	2003	$77,221	1,532	60,000

In 2003, 2004 and 2005, a total of 585,000, 225,000, 225,000 and options were granted to executive officers and directors, respectively of which the 225,000 options granted in 2005 were not pursuant to qualified shareholder approved plan and are restricted.

(A) Resigned on August 9, 2005.

(B) Assumed the office of CFO upon the resignation of Charles Peabody.

Option Grants Table:

The following table sets forth, with respect to grants of stock options made during 2005 to each of the Named Executive Officers: (I) the name of the executive officer (column (a)); (ii) the number of securities underlying options granted (column (b)); (iii) the percent the grant represents of the total options granted to all employees during 2005; (iv) the per share exercise price of the options granted (column (d)); (v) the expiration date of the options (column (e)); and (vi) the potential realizable value of each grant, assuming the market price of the Common Stock appreciates in value from the date of grant to the end of the option term at a rate of (A) 5% per annum (column (f)) and (B) 10% per annum (column (g)).

Option Grants in 2005:

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name (a)	Number of Securities Underlying Options Granted (b)(1)	% of Total Options Granted to Employees in 2005 (c)	Exercise or Base Price per Share (d)	Expiration Date (e)	5%($) (f)	10%($) (g)
Charles Peabody(CFO)(3)	25,000	5.85%	2.25
Moshe Citronowicz(COO)	25,000	5.85%	2.25	05/05/15	35,375	89,648
J. Robert Saron(2)	25,000	5.85%	2.25	05/05/15	35,375	89,648
Andrew Makrides(CEO)(CFO)	25,000	5.85%	2.25	05/05/15	35,375	89,648

Total options granted were 427,500 which represents 100% of the options granted in 2005, all of which are restricted.

(1) Such options were granted at 100% of fair market value on the date of grant
(2) President of Aaron Medical Industries, Inc., our subsidiary.
(3) Resigned his position on August 9, 2005.

Equity Compensation Plan Information:

Plan category	Number of Securities to be issued upon exercise of outstanding options,	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation Plans approved by Security holders
	3,751,370	$1.14	483,300

Total	4,168,870	$1.25	483,300

The following table summarizes: 1. The options granted in the last fiscal year 2005 and 2. The aggregated option exercises in the last fiscal year and the fiscal year-end option values.

Aggregate Option/SAR Exercises in the Fiscal Year Ended December 31, 2005 Option/SAR Values
(a)	(b)	(c)	(d)		(e)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at December 31, 2005 (#)		Value of Unexercised In-the Money Options/SARs at December 31, 2005($)

			Exercisable	Unexercisable	Exercisable	Unexercisable
Andrew Makrides	-	-	535,000	-	1,080,800	-
Alfred Greco (2)	-	-		-		-
George Kromer	-	-	440,000	-	868,325	-
Moshe Citronowicz	25,000	72,500	465,000	-	952,200	-
Rob Saron	-	-	555,000	-	1,141,650	-
Brian Madden	-	-	85,000	-	66,300	-
Michael Norman	-	-	60,000	-	46,800	-
Charles Peabody(3)	-	-		-		-
Randy Rossi	-	-	50,000	-	39,500	-

Total	25,000	72,500	2,190,000	-	4,195,575	-

(1) Assumes $2.98 per share fair market value on December 31, 2005 which was the closing price on December 30, 2005, the last day of trading in 2005.

(2) Mr. Greco resigned his position on the board on May 9, 2005 but still remains corporate counsel.

(3) Mr. Peabody resigned his position as CFO on August 9, 2005.

In 2003, the Board of Directors adopted and shareholders approved Bovie’s 2003 Executive and Employee Stock Option Plan covering a total of one million two hundred thousand (1,200,000) shares of common stock issuable upon exercise of options to be granted under the Plan. In 2005, the Board of Directors granted 25,000 restricted, nonqualified options to each Executive Officer and Director totaling 225,000 shares.

Outside Directors are compensated in their capacities as Board members through option grants. Our Board of Directors presently consists of J. Robert Saron, Andrew Makrides, Chairman CEO, and President, George Kromer, Jr., Randy Rossi, Michael Norman and Brian Madden. For the past years, pursuant to a written agreement, Mr. Kromer has been retained by Bovie Medical Corporation as a business and public relations consultant on a month-to-month basis at the current average monthly fee of $2,000.

Mr. Greco is the managing director of Alfred V. Greco PLLC, a partner of Sierchio, Greco and Greco counsel to Bovie, to which Bovie paid legal fees of $80,400 during 2005.

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

The following schedule shows all contracts and terms with officers of Bovie.

Bovie Medical Corporation
December 31, 2005

	Contract	Expiration	Current	Auto
	Date	Date(1)	Base Pay	Allowance

Andrew Makrides	01/01/98	1/31/2009(1)	$178,274	$ 6,067
J. Robert Saron	01/01/98	1/31/2009(1)	252,410	6,067
Moshe Citronowicz	01/01/98	1/31/2009(1)	185,482	6,067

(1)
Includes total extensions for six years- Salaries increase annually pursuant to a contract formula. In the event of a change in control, each officers’ contract contains an option for each respective officer to resign and receive 3 years salary.

ITEM 11. Section 16(a) Beneficial Ownership Reporting Compliance

The following table sets forth certain information as of December 31, 2005, with respect to the beneficial ownership of the Company’s common stock by all persons known by the Company to be the beneficial owners of more than 5% of its outstanding shares, by directors who own common stock and/or options to levy common stock and by all officers and directors as a group.
	Number of Shares
			Nature of	Percentage of
Name and Address	Title	Owned (i)	Ownership	Ownership(i)
The Frost National Bank	Common	1,000,000	Beneficial	5.5%
FBO Renaissance
US Growth Investment
Trust PLC.
Trust no. W00740100

The Frost National Bank	Common	1,000,000	Beneficial	5.5%
FBO, BFS US Special
Opportunities Trust PLC.
Trust no. W00118000

Directors and Officers
Andrew Makrides 734 Walt Whitman Road Melville, NY 11746	Common	850,800(ii)	Beneficial	5.8%

George Kromer P.O. Box 188 Farmingville, NY 11738	Common	440,000(iii)	Beneficial	3.0%

J. Robert Saron 7100 30th Avenue North St. Petersburg, FL 33710	Common	799,363(iv)	Beneficial	5.5%

Moshe Citronowicz 7100 30th Avenue North St. Petersburg, FL 33710	Common	639,591 (v)	Beneficial	4.4%

Brian Madden 300 Garden City Plaza Garden City, NY 11530	Common	85,000 (vi)	Beneficial	.6%

Mike Norman	Common	60,000(vii)	Beneficial	.4%
410 Jericho Tpke,
Jericho, NY

Randy Rossi	Common	60,000(viii)	Beneficial	.4%
2641 Kelliwood Circle
Shrevesport, LA

Officers and Directors as a group(7 Persons)		2,934,754(ix)		18%

(i) Based on 14,040,728 outstanding shares of Common Stock and 4,168,870 outstanding options to acquire a like number of shares of Common Stock as of December 31, 2005, of which officers and directors owned a total of 2,190,000 options and 744,753 shares at December 31, 2005. We have calculated the percentages on the basis of the amount of outstanding securities plus, for each person or group, any securities that person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(ii) Includes 315,800 shares reserved and 535,000 ten year options owned by Mr. Makrides to purchase shares of Common Stock of the Company. Exercise prices for his options range from $.50 for 155,000 shares to $3.25 for 25,000 shares.

(iii) Includes 440,000 shares reserved pursuant to ten year options owned by Mr. Kromer to purchase shares of the Company. Exercise prices for his options range from $.50 for 100,000 shares to $3.25 for 25,000 shares.

(iv) Includes 555,000 shares reserved pursuant to 10 year options owned by Mr. Saron, exercisable at prices ranging from $.50 per share for 155,000 shares, and $3.25 per share for 25,000 shares.

(v) Includes 465,000 shares reserved pursuant to 10 year options owned by Mr. Citronowicz exercisable at prices ranging from $.50 for 155,000 shares to $3.25 for 25,000 shares.

(vi) Includes 85,000 shares reserved pursuant to 10 year options owned by Mr. Madden exercisable at prices ranging from $3.25 for 25,000 to $2.13 for 25,000 options to purchase Common Stock. Mr. Madden has no financial interest in 25,000 shares of Bovie owned by his wife.

(vii) Includes 60,000 shares reserved pursuant to 10 year options owned by Mr. Norman exercisable at prices ranging from $2.13 for 25,000 shares to $2.25 for 35,000 shares.

(viii) Includes 50,000 share reserved pursuant to 10 year options owned by Mr. Rossi exercisable at price ranging from $2.13 for 25,000 to $2.25 for 25,000 shares.

(ix) Includes 2,190,000 shares reserved for outstanding options owned by all Executive Officers and directors as a group. The last date options can be exercised is May 5, 2015.

ITEM 12. Certain Relationships and Related Transactions

Recent Developments

In 1998, Maxxim Medical Corporation (“Maxxim”) a then publicly owned corporation, acquired 3,000,000 shares of our common stock from us pursuant to a certain agreement in exchange for assets and equipment, the ownership of the trade name “Bovie” and other future business to be conducted between our corporations. As part of the agreement, Maxxim was granted rights to demand that we register the shares with the SEC. Maxxim later becgvame a privately owned corporation. Maxxim allegedly sold the Bovie common stock to ACMI Corporation (“ACMI”) in 2000. After a continuing dispute between Maxxim and ACMI, in May, 2004 a bankruptcy court declared ACMI the owner of the 3,000,000 Bovie shares

In September 2004, ACMI Corporation privately sold the 3,000,000 shares to a limited number of sophisticated accredited investors. As part of the sale, ACMI Corporation assigned the demand registration rights to the accredited investors. Shortly after completion of the sale by ACMI Corporation, the accredited investors exercised their registration rights and demanded that we file the registration statement with the SEC covering the 3,000,000 shares of common stock. We filed the registration statement as requested for the 3,000,000 shares of common stock and listed the accredited investors as selling stockholders (the “Selling Stockholders”). The registration statement became effective in September, 2005. All proceeds from any sale of shares of our Company pursuant to the registration statement are for the benefit of the Selling Stockholders and not Bovie. However, pursuant to separate agreement with ACMI and the Selling Stockholders, we are in the process of being reimbursed for our legal, accounting and other expenses incurred in connection with the offering..

In 2005, the Executive Officers and directors were awarded a total of 225,000 non-qualified options to purchase our Common Stock at an exercise price of $2.25 per share expiring on May 5, 2015. (See Executive Compensation)

A former director, Alfred V. Greco Esq. is the principal of Alfred Greco PLLC, a partner of Sierchio, Greco and Greco the Company’s counsel. Alfred V. Greco PLLC received $80,400 and $63,650 in legal fees for the years 2005 and 2004, respectively.

A director, George Kromer also serves as a consultant to us with consulting compensation of $22,906 and $20,751 for 2005 and 2004, respectively.

Two relatives of the chief operating officer of the Company are employed by the Company. Yechiel Tsitrinovich, an engineering consultant received compensation for 2005 and 2004 of $79,776 and $79,776 respectively. The other relative, Arik Zoran, is an employee of the Company in charge of the engineering department. He had a two year contract providing for a salary of $90,000 per year plus living expenses and benefits which has been extended. For 2005 and 2004 he was paid $157,045 and $144,314 which includes living expenses and benefits. The Company is attempting at this time to secure a permanent work visa for Mr. Zoran.

ITEM 13A.  Exhibit s List and Reports on Form 8K

Exhibit 4.2	Registration Rights Agreement dated May 8, 1998
Exhibit 4.3	Assignment of Registration Rights Agreement dated September, 2004
Exhibit 10.1	Joint Venture Agreement dated February 25, 2000 Between Bovie Medical Corporation and Jump Agentur fur Elektrotechnik GmBH
Exhibit 10.2	Agreement between Bovie Medical Corporation and Arthrex Inc. dated June 2002
Exhibit 10.3	Distribution and Service Center Agreement between Bovie Medical Corp and Symbol Medical Limited dated December 31, 2004
Exhibit 10.4	Employment Agreement- Andrew Makrides
Exhibit 10.5	Employment Agreement-Robert J. Saron
Exhibit 10.6	Employment Agreement-Moshe Citronowicz
Exhibit 10.7	Amended Employment Agreement between Bovie and Andrew Makrides dated as of January 6, 2004.
Exhibit 10.8	Amended Employment Agreement between Bovie and J. Robert Saron dated as of January 6, 2004.
Exhibit 10.9	Amended Employment Agreement between Bovie and Moshe Citronowciz dated as of January 6, 2004.
Exhibit 10.10	License Agreement between Bovie and Emergency Medicine Innovations, LLC dated October 22, 2004.
Exhibit 10.11	Consulting and Intellectual Property Assignment Agreement dated January 12, 2006 among Bovie, Henvil Corp. Ltd and Steve Livneh.
Exhibit 21.1	Consent of Bloom & Co., LLP
Exhibit 31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
_____________________

ITEM 13B.  8K’s Filed in the Fourth Quarter

No Form 8-K was filed in the fourth quarter of 2005.

ITEM 14. Principal Accountant Fees And Services

The following table sets forth the aggregate fees billed to us for fiscal years ended December 31, 2005 and 2004 by Bloom & Co., LLP, our auditors:

	2005	2004
Audit Fees (1)	$130,027	$133,442

Non-Audit Fees:
Related Fees(2)	25,000	--
Tax Fees(3)	5,000	5,000
All other Fees(4)	--	--
Total Fees paid to Auditor	$160,027	$138,442

(1) Audit fees consist of fees billed for professional services rendered for the audit of Bovie’s annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Bloom & Co., LLP in connection with statutory and regulatory filings or engagements.

(2) Audit-Related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Bovie’s consolidated financial statements and are not reported under “Audit Fees”. During 2005 services related to the filing of a Form S3 with the SEC were performed.

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Melville, New York on March 28, 2006.

Bovie Medical Corporation

By: /s/ Andrew Makrides
Andrew Makrides
President
Chairman of the Board
Chief Financial Officer

PART II

ITEM 7. FINANCIAL STATEMENTS

BOVIE MEDICAL CORPORATION INDEX
TO FINANCIAL STATEMENTS

Contents

Independent Auditors' Report

Consolidated Balance Sheet at December 31, 2005 and 2004

Consolidated Statements of Operations for the years ended December 31, 2005 and 2004

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Shareholders of
Bovie Medical Corporation

We have audited the accompanying consolidated balance sheets of Bovie Medical Corporation as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bovie Medical Corporation as of December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Bloom and Company LLP
Hempstead, New York
March 28, 2006

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2005 AND 2004

ASSETS

	2005	2004
Current assets:

Cash	$1,295,266	$2,294,746
Trade accounts receivable, net	2,316,761	1,954,287
Inventories	2,996,832	2,001,637
Prepaid expenses	335,492	328,765
Deferred tax asset	386,200	386,200

Total current assets	7,330,551	6,965,635

Property and equipment, net	2,595,641	2,116,324

Other assets:

Repair parts	--	124,363
Brand name/Trademark	1,509,662	1,509,662
Purchased technology (net)	33,663	88,572
License rights	280,000	350,000
Deposits	21,215	14,445
	1,844,540	2,087,042

Total Assets	$11,770,732	$11,169,001

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2005 AND 2004
(Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current liabilities:	2005	2004

Accounts payable	$868,212	$620,151
Accrued expenses and other liabilities	471,006	568,482
Customers deposits	--	36,000
Deferred Revenue	141,586	157,844
Current maturities of long term debt	348,328	31,668

Total current liabilities	1,829,132	1,414,145

Mortgage Payable-Non current	--	348,325
Minority interest	140,000	150,000
Stockholders' equity:

Preferred stock 10,000,000 shares authorized, none outstanding

Common stock par value $.001; 40,000,000 shares authorized, 14,040,728 and 13,862,128 issued and outstanding on December 31, 2005 and December 31, 2004 respectively,	14,059	13,881
Additional paid in capital	20,530,090	20,391,407
Accumulated deficit	(10,742,549)	(11,148,757)
Total stockholders' equity	9,801,600	9,256,531

Total liabilities and stockholders' equity	$11,770,732	$11,169,001
The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004

Sales	$20,211,141	20,495,101
Cost of sales	12,649,209	12,638,161

Gross Profit	7,561,932	7,856,940

Other costs:
Research and development	985,807	907,389
Professional services	447,346	415,606
Salaries and related costs	2,010,599	1,977,053
Selling, general and administration	3,553,022	3,249,050
Development cost - joint venture	161,190	39,286

Total other costs	7,157,964	6,588,384

Income from operations	403,968	1,268,556

Other income and (expense):

Gain from involuntary conversion of fixed assets		245,264
Interest income	46,959	3,263
Interest expense	(22,703)	(15,090)
	24,256	233,437

Net income before income tax and minority expense	428,224	1,501,993
Minority Interest in expense	10,000	10,000

Income tax expense	(164,016)	(541,000)
Income tax benefit	132,000	541,000

Net income	$406,208	$1,511,993

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
(CONTINUED)

	2005	2004

Basic earnings per common share	$.03	$.11

Diluted earnings per common share	.03	.09

Weighted average number
of common shares outstanding	13,923,134	13,755,552

Incremental items:
Stock options	1,827,150	2,422,329

Diluted weighted average
common shares outstanding	15,750,284	16,177,881

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	Options	Common		Paid-
	Outstanding	Shares	Value	in Capital	Deficit	Total

January 1, 2004	3,988,800	13,464,528	$13,482	$20,097,095	$(12,660,750)	$7,449,827

Options granted	370,000	--	--	--	--	--

Options exercised	(397,600)	397,600	399	294,312	--	294,711

Options forfeited	(10,000)	--	--	--	--	--

Income for period	--	--	--	--	1,511,993	1,511,993

December 31, 2004	3,951,200	13,862,128	$13,881	$20,391,407	$(11,148,757)	$9,256,531

Options granted	427,500

Options exercised	(178,600)	178,600	178	138,683		138,861

Options foreited	(31,230)

Income for period					406,208	406,208

December 31, 2005
	4,168,870	14,040,728	$14,059	$20,530,090	$(10,742,549)	$9,801,600

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
Cash flows from operating activities:

Net income	$406,208	$1,511,993
Adjustments to reconcile
net income to net cash provided
by operating activities:

Depreciation and amortization	545,876	395,119
Write down of inventories and parts		303,872
Write down development cost
Involuntary conversion of fixed assets		(245,264)

Change in assets and liabilities:
Trade receivables	(362,474)	(322,106)
Prepaid expenses	(6,727)	61,260
Inventories and parts	(870,832)	249,503
Accounts payable	248,061	(59,641)
Accrued expenses	(133,476)	149,251
Deferred Revenue	(16,258)

Total adjustments	(595,830)	531,994

Net cash (applied to) provided by operations	$(189,622)	$2,043,987

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
(Continued)

	2005	2004
Net cash (applied to) provided by operating activities	$(189,622)	$2,043,987

Cash flows from investing activities:

(Increase) in fixed assets	(908,283)	(606,505)
Decrease(Increase)in security deposits	(6,770)	(4,975)
Purchase of technology	(2,001)	--
Involuntary conversion of fixed assets		296,735

Net cash (used in) investing activities	(917,054)	(314,745)

Cash flows from financing activities;

Sale of common stock	138,861	290,425
Reduction in subscription receivable		4,286
Reduction in mortgage	(31,665)	(35,344)

Net cash (provided by) financing activities	107,196	259,367

Net increase(decrease) in cash	(999,480)	1,988,609

Cash at beginning of year	2,294,746	306,137

Cash at end of year	$1,295,266	$2,294,746

Cash paid during the twelve months ended December 31:

	2005	2004
Interest	$22,703	$11,625

Income Taxes	22,015	--

The accompanying notes are an integral part of these financial statements.

BOVIE MEDICAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE YEAR ENDED DECEMBER 31, 2005 AND 2004

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2005 AND 2004:

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

There were no non-cash transactions reported in 2005.

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

Cash and cash equivalents

Holdings of highly liquid investments with maturities of three months or less, when purchased, are considered to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair values. The amount of federally insured cash deposits was $100,000 as of December 31, 2005.

Fair Values of Financial Instruments

The carrying amount of trade accounts receivable, accounts payable, prepaid and accrued expenses, bonds and notes payable, and amounts due to shareholders, as presented in the balance sheet, approximates fair value.

Accounts Receivable

Accounts for which no payments have been received for three consecutive months are considered delinquent and a reserve is setup for them. Customary collection efforts are initiated and an allowance for uncollectible accounts is set up and the related expense is charged to operations. We give negotiated sales volume discounts which amounted to $397,950 and $382,433 for 2005 and 2004, respectively. Sales as shown on the profit and loss statement are net of all discounts.

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

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories and Repair Parts (Continued)

Inventory at December 31, 2005 and 2004 was as follows:

	2005	2004
Raw materials (net of reserves)	$1,139,730	$705,188
Work in process	1,267,991	742,289
Finished goods	589,111	554,160

Total	$2,996,832	$2,001,637

Reserves for obsolescence of raw materials were $670,802 and $817,808 at December 31, 2005 and 2004, respectively. There were no reserves for finished goods or work in progress.

Obsolete raw material inventory charged to operations was $213,944 and $303,872 for 2005 and 2004, respectively.

Repair Parts. We acquired the inventory of repair parts in conjunction with the purchase of the Bovie line of generators and Bovie trade name, on May 8, 1998. Bovie has maintained the inventory to service the previously sold generators. The useful life of repair parts is estimated to be five to seven years and the Company has set up an allowance for excess and obsolete parts.

As of December 31, 2005 and 2004 the inventory of parts were as follows:

	2005	2004
Raw materials	$317,614	$317,615
Allowance for excess or obsolete parts	(317,614)	(193,252)
Total	$--	$124,363

Notes Payable

We account for all note liabilities that are due and payable in one year as short term notes for example: Our line of credit with a commercial bank and our insurance premium financing arrangement had zero balances at December 31, 2005.

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

In June 2001, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 142 "Goodwill and other Intangible Assets" ("SFAS 142").  We adopted SFAS 142 effective January 1, 2002.  As a result of the adoption of this standard, amortization of goodwill and certain intangibles has been discontinued.

Impairment of Long-Lived Assets

We review long-lived assets consisting of intangible assets subject to and not subject to amortization and property, plant and equipment subject to depreciation.  Our brand name is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may have been impaired. In the event of impairment of any intangible asset, the excess of the carrying amount over the fair value is recognized as impairment loss. The impairment losses are not restored in the future. We assess the recover- ability of goodwill and other intangible assets based on an independent appraisal and or undiscounted cash flows that measures the impairment, if any.

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

Amounts billed to customers related to shipping and handling have been included in net sales. Shipping and handling costs included in cost of sales expense were $124,159, and $132,752 for 2005 and 2004, respectively.

We have no consignment inventory with customers but we do have inventory consigned to contract manufactures who produce components for us. For December 31, 2005 and 2004 we had consigned work in progress of $288,112 and $62,452, respectively.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

We sell to a diversified base of customers around the world and, therefore, believe there is no material concentration of credit risk.

We assess the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment. Historically, losses on accounts receivable have not been material. Management believes that the allowance for doubtful accounts of $119,490 and $112,392 at December 31, 2005 and 2004, respectively, is adequate to provide for probable losses resulting from accounts receivable.

Advertising Costs

All advertising costs are expensed, as incurred. The amounts of advertising costs were $468,716 and $452,121 for 2005 and 2004, respectively.

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

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

At December 31, 2005, we had key employee and director stock option plans, which are described more fully in Note 8.  The Company follows Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock option plans.  Under Opinion No. 25, no compensation expense is recognized because the exercise price of the Company's stock options equals the market price of the underlying stock on the measurement date (date of grant).  Had compensation expense for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement No. 123, Accounting for Stock-Based Compensation, the Company's net earnings and net earnings per share would have been as follows: (in thousands)

	2005	2004
Net earnings:
As reported	$406	$1,512
Deduct: Compensation expense --
fair value method	(372)	(522)
Pro forma	$34	$990

Basic net earnings per share:
As reported	$.03	$.11
Pro forma	$.00	$(.07)

Diluted net earnings per share:
As reported	$.03	$.09
Pro forma	$.00	$(.06)

The weighted-average fair value per share of options granted during 2005 and 2004, estimated on the date of grant using the Black-Scholes option-pricing model, was $1.41 and $1.00, respectively.  The fair value of options granted was estimated on the date of grant using the following assumptions:

	2005	2004
Risk-free interest rate	4.5%	4.18%
Expected dividend yield	0.00%	0.00%
Expected stock price volatility	30%	43%
Expected option life	5 years	10 years

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standard (SFAS) 123R, Share-Based Payment: This statement is a revision of SFAS 123, Accounting for Stock-Based Compensation and supersedes APB 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based at their fair values beginning with the first fiscal year beginning after June 15, 2005, with early adoption encouraged. Under the current rules, the Company will be required to adopt SFAS 123R in the first quarter of fiscal 2006, beginning December 1, 2005.

Under SFAS 123R, the pro forma disclosures previously permitted will no longer be an alternative to financial statement cognition. Bovie must determine the appropriate fair value model to be used for valuing share-based payments to employees, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include modified prospective and modified retrospective adoption options. Under the modified retrospective options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first of adoption of SFAS 123R, while the modified retrospective method would record compensation expense for all unvested stock options and restrictive stock beginning with the first period restated.

Additionally, SFAS 123R clarifies the timing for recognizing compensation expense for awards subject to acceleration of vesting on retirement. This compensation expense must be recognized over the period from the date of grant to the date retirement eligibility is met if it is shorter than the vesting term. The effect on future earnings is dependent upon a number of factors including the number of options granted, the vesting period, the exercise price of the options, the Company stock price and volatility, and other factors and therefore cannot be determined. However, while the adoption of FAS 123R will have no effect on the Company's cash flows or financial position, the Company believes that it will have an adverse effect on future results of operations.

In March 2005, the U.S. Securities and Exchange Commission, or SEC, released Staff Accounting Bulletin 107, Share-Based Payments, ("SAB 107"). The interpretations in SAB 107 express views of the SEC staff, or staff, regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provide the staff's views regarding the valuation of share-based payment arrangements for public companies. SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R and disclosures in Management's Discussion and Analysis subsequent to adoption of SFAS 123R. SAB 107 requires stock-based compensation be classified in the same expense lines as cash compensation is reported for the same employees. We will apply the principles of SAB 107 in conjunction with our adoption of SFAS 123R.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, a replacement of APB 20, Accounting Changes and SFAS 3 Reporting Accounting Changes in Interim Financial Statements. SFAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 improves financial reporting because its requirements enhance the consistency of financial information between periods. SFAS 154 is effective for

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is required to adopt the provisions of SFAS 154 in its first fiscal quarter of fiscal 2006. We do not expect the adoption of this statement to have a material impact on our financial position or results of operations.

The adoption of SFAS 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4; had no effect on the Company's financial position or results of operations.

FASB Interpretation No. 46R, Consolidation of Variable Interest Entities - An Interpretation of ARB51 The FASB finalized FIN 46R in December 2003. FIN 46R expands the scope of ARB51 and various EITFs and can require consolidation of legal structures, called Variable Interest Entities (VIEs). Companies with investments in Special Purpose Entities (SPEs) were required to implement FIN 46R in 2003; however, companies with VIEs are permitted to implement in the first quarter of 2004. While we do not have SPEs, we do have a VIE that we have determined will qualify for consolidation. The entity is our joint venture with Jump Agentur Fur Electrotechnik GMBH (“the Joint Venture”, “JAG”). We have consolidated this entity in the years ended December 31, 2005 and 2004.

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

We amended our statement of operations for the year ended December 31, 2004 and reclassified a $245,264 gain from insured damages to our building from a hurricane as other income instead of an extraordinary item. The reclassification did not effect our taxable net income which remained at $1,511,997 nor did it effect our earnings per share and diluted earnings per share of $.11 and $.09, respectively.

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

Pursuant to agreement, the joint venture acquired an exclusive license to produce and market any surgical/medical devices utilizing this technology. In fiscal, 2005 and 2004, Bovie made additional advances to the joint venture in the form of research and development of prototypes expending $161,090 and $39,286 in development costs and engineering costs, respectively.  Bovie has charged these costs to operations as equity in net loss of unconsolidated affiliate. To date the joint venture has no revenues and is not considered by us to be a significant subsidiary.

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

The impact of consolidating JAG on our balance sheets was replacement of our $200,000 previously recorded investment in the Joint Venture by license rights of $350,000 in 2004 and $360,000 in 2003 and a minority interest of $150,000 in 2004 and $160,000 in 2003, for JAG . Consolidating the Joint Venture did not materially affect our statements of operations or cash flows, for the years ended December 31, 2004, and 2003.

NOTE 3. TRADE ACCOUNTS RECEIVABLE

As of December 31, 2005 and 2004 the trade accounts receivable were as follows:

	2005	2004
Trade accounts receivable	$2,495,457	$2,131,445
Less: allowance for doubtful accts	(119,490)	(112,392)
allowance for discounts	(59,207)	(64,766)

Trade accounts receivable, net	$2,316,760	$1,954,287

Bad debt expense charged to operations was $16,808 in 2005 and $5,477 in 2004.

At December 31, 2005 trade accounts receivable were pledged as collateral in connection with bank loans.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2005 and 2004 property, plant and equipment consisted of the following:

	2005	2004

Equipment	$1,297,261	$992,542
Building	791,618	573,736
Furniture and Fixtures	1,045,835	969,948
Leasehold Improvements	731,001	626,804
Molds	661,462	516,689
	4,527,177	3,679,719

Less:accumulated depreciation	(1,931,536)	(1,563,395)

Net property, plant, and equipment	$2,595,641	$2,116,324

Depreciation expense for the years ended December 31, 2005 and 2004 were $428,966 and $338,724, respectively.

Property and Rental Agreements

The following is a schedule of future minimum rental payments as of December 31, 2004 and for the next five years.

2006	$141,952
2007	135,308
2008	115,150
2009	-0-
2010	-0-
$392,410

Total consolidated rent expense for the Company was $185,314 in 2005 and $152,442 in 2004.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. INTANGIBLE ASSETS

At December 31, 2005 and 2004 intangible assets consisted of the following:

	2005	2004
Indefinite life assets:
Brand name/Trademark (life indefinite)	$1,509,662	$1,509,662

Other intangibles:
License rights (20yr life)	280,000	350,000

Purchased technology (5 yr life)	$280,764	$278,763
Less: Accumulated amortization	(247,101)	(190,191)

Net carrying amount	$33,663	$88,572

Trademark and brand name were recognized in connection with the 1998 acquisition of Bovie Medical Corporation.  We continue to market products, release new products and product extensions and maintain and promote these trademarks and brand names in the marketplace through legal registration and such methods as advertising, medical education and trade shows.  It is our belief that these trademarks and brand names will generate cash flow for an indefinite period of time.  Therefore, in accordance with SFAS 142, our trademarks and tradenames intangible assets are not amortized.

The cost of licenses, trademarks, patent rights, technologies and copyrights acquired are being amortized on the straight-line method over five to twenty years. Amortization expense charged to operations in 2005 and 2004 was $74,910 and $56,395, respectively.

NOTE 7. LONG-TERM DEBT AND LINE OF CREDIT

The long-term debt of the Company at December 31, 2005 and 2004 includes a mortgage and notes payable.

	2005	2004
Mortgage payable	$348,328	$379,994
Term loan	--	--
Line of credit- bank	--	--
	$348,328	$379,994

Mortgage Payable

In 2001, Bovie paid off its existing mortgage on its premises at 7100 30th Avenue North, St. Petersburg, Florida, and replaced it with a new first mortgage of $475,000, from its commercial lender. The interest Bovie pays on the mortgage is variable at the banks base rate which is 7.5%, presently. Bovie makes principal payments of $2,639 per month plus interest. The mortgage has a balloon payment of $320,562 due in November of 2006.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. LONG-TERM DEBT AND LINE OF CREDIT (Continued)

Mortgage Payable(Continued)

The scheduled principal payments for the next five years are as follows:

Year	Amount

2006	$348,328
2007	0
2008	0
2009	0
2010	0
$348,328

Line of Credit - Commercial Bank

Advances under the new line of credit secured in May of 2001 are limited to the lesser of $1,500,000 or 80% of net accounts receivable from non-affiliated parties. Availability was $1,500,000 on December 31, 2005. The annual interest rate on the loan is variable and is based on the bank's base rate. The line has no expiration date and is due on demand by the bank. The bank has a security interest in inventory, accounts receivable and equipment of the Company (the collateral). The balance due the bank on the credit line at December 31, 2005 was zero.

NOTE 8. OPTIONS

Stock-Based Compensation

The Company has an employee incentive compensation plan (the “Plan”) pursuant to which the Company’s board of directors may grant stock options to officers and key employees. Stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant. All stock options have a ten year term and vest upon schedule on the date of the grant. During 2005 and 2004, a total of 427,500 and 370,000 options were granted at prices between $2.25 and $2.15, respectively. The 5,597,500 authorized and there were a total of 483,300 additional shares available for grant under the various plans.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. OPTIONS (CONTINUED)

Stock-option activity during the periods indicated was as follows:
	2005		2004
		Weighted		Weighted
		average		average
	Number of	exercise	Number of	exercise
	Shares	price	Shares	price

Balance January 1,	3,951,200	1.15	3,988,800	1.00

Exercised	(178,600)	.77	(397,600)	.74
Cancelled & forfeited	(31,230)	.50	(10,000)	.50
Granted	427,500	2.25	370,000	2.32

Balance December 31,	4,168,870	1.25	3,951,200	1.13

Stock-Based Compensation

Stock options consisted of the following at December 31, 2005:

Number of Options Currently Exercisable	Weighted Average Remaining Estimated Life	Exercise Price
456,000	7.5	$ 3.25
95,000	7.5	1.30
113,000	2.0	1.125
50,000	2.0	1.15
1,238,400	2.5	.75
475,000	7.0	.70
1,013,970	5.5	.50
35,000	8.5	2.95
215,000	8.5	2.13
60,000	8.5	2.41
417,500	4.6	225
4,168,870	4.6	1.25(a)

(a) The amount of $1.25 represents the weighted average exercise price of the outstanding options.

At December 31, 2005 and 2004, the number of options exercisable was 4,168,870 and 3,951,.200, respectively, and the weighted-average exercise prices of those options were $1.25 and $1.13, respectively.

During the year 2005 Bovie cancelled 31,230 options issued prior to December 31, 2002 at an exercise price of .50 per share (the “cancelled options”). The cancelled options were not replaced. In addition, we issued 427,500 options during the year at exercise price of $2.25.  The options issued in 2005 did not affect the fiscal year 2005 statement of operations as the market value for Bovie’s common stock was the same as the exercise price on the day granted. Had the compensation cost for Bovie’s three stock option issuances

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. OPTIONS (CONTINUED)

been determined based on the fair value at the grant date for awards in 2005 consistent with the provisions of SFAS No.123, the Company's net earnings and earnings per share would have been reduced by $372,000 as per the pro forma amounts indicated in Note 1 under Significant Accounting Policies.

Effective with our fiscal year 2006 that commenced on January 2, 2006 we will expense stock options, that are granted after January 1, 2006. This is in accordance with Statement of Financial Accounting Standards No. 123R “Share Based Payment.” No employee stock options were granted during the first three months of fiscal year 2006.

NOTE 9. TAXES AND NET OPERATING LOSS CARRYFORWARDS

As of December 31, 2005, the components of deferred tax assets were as follows:
Deferred tax assets:

	2005	2004

Accounts receivable(allowances)	$178,697	$177,158
Inventories(reserves)	990,314	1,011,060
Net operating loss carry forwards	2,220,000	2,392,000
Patent rights, primarily due to
Amortization	(163,245)	(118,439)

Total gross deferred tax assets	3,225,766	3,461,779
Less: Valuation allowance	(2,839,566)	(3,075,579)

Net deferred tax assets - current	$386,200	$386,200

Bovie had net operating losses (NOLs) of approximately $6,872,000 at December 31, 2005. These NOLs and corresponding estimated tax assets, computed at a 35% tax rate, expire as follows:

Year loss	Expiration	Loss	Estimated
Incurred	Date	Amount	Tax Asset

1992	2012	797,000	$ 279,000
1993	2013	465,000	163,000
1994	2014	1,197,000	419,000
1995	2015	637,000	223,000
1998	2018	548,000	192,000
1999	2019	2,184,000	764,000
2002	2022	515,000	180,000

Total		$ 6,343,000	$ 2,220,000

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

The valuation allowance of $2,839,566 as of December 31, 2005 decreased by $236,013 from December 31, 2004. The change in valuation allowance was a consequence of decreasing tax assets of $172,000 and reserving for additional allowances for accounts receivable and inventory loss of $19,207, and patent amortization of $(44,806). The Company believes it is possible that the benefit of these additional assets may not be realized in the future. A reconciliation of the Federal statutory tax rate to Bovie’s effective tax rate is as follows:

Tax at statutory rate	35.0%
State income taxes, net of U.S. federal benefit	2.4%
Tax benefit of loss carry forward	(37.2%)

Effective tax rate	-0-%

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

Bovie has made a contribution during 2005 and 2004 of $67,838 and $61,177 respectively, for the benefit of its employees. The Company also maintains a group health and dental insurance plan. The employees are eligible to participate in the plan after three months of full-time service.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. RELATED PARTY TRANSACTIONS

Professional Services and Employment Agreements

A former director, Alfred V. Greco Esq. is the principal of Serchio Greco & Greco LLP,, Bovie’s counsel. The legal fees paid to Serchio Greco & Greco LLP were $80,400 and $63,650 for the years 2005 and 2004, respectively. Alfred V. Greco, PLLC of which Mr. Greco is a principal, was counsel during 2005.

A director, George W. Kromer, Jr. also serves as a consultant to us. The consulting fees paid to Mr. Kromer were $22,906 and $20,751 for 2005 and 2004, respectively.

Two employees of the Engineering Department of Bovie are related to the chief operating officer. Yechiel Tsitrinovich served as an engineering consultant and was paid fees of $79,776 and $86,764, for 2005 and 2004 respectively. Bovie entered into a two-year contract with Mr. Arik Zoran for him to assume supervision of the engineering department, for a salary of $90,000 per year plus living expenses and benefits. During 2005 Mr. Zorans salary was $157,045. Bovie agreed to secure a permanent work visa for Mr. Zoran.

Employment Agreement

Bovie has employment agreements with five key employees. These agreements are for terms extending to December 31, 2009.

Employee Benefit Plans

In 1996, 1998, 2001 and 2003, Bovie established stock option plans under which officers, key employees and non-employee directors may be granted options to purchase shares of Bovie's authorized, but unissued, Common Stock. Under its existing Employee Stock Option Plans, the Company has Options outstanding as of December 31, 2005 for employees to purchase 4,168,870 shares of common stock at exercise prices ranging from $.50 to $3.25.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We have no material legal proceeding pending against us at this time. During 2005 and 2004 legal fees associated with the deductible on our insurance policy were $-0- and $ -0-, respectively.

Product Liability

Bovie currently has product liability insurance which it believes to be adequate for its business. The Company's existing policy expires December 31, 2006. During 2005 our legal fee deductible was $10,000 per case up to $50,000. In 2005 that legal fee deductible went from $10,000 to $50,000 per case and the maximum out of pocket went from $50,000 to $250,000. In 2005 we will set up a reserve for the cost of legal fees on a monthly bases equal to an estimate based on past product liability cases and legal costs.

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

Joint Venture - J Plasma Technology

The agreement provides that we shall be responsible to expend our best efforts to obtain additional capital if required up to a total estimated amount of $1.5 million. As of December 31, 2005 we have expended approximately $700,000 for product development and are additionally obligated to expend our best efforts to finance up to 800,000 million more.

Deferred Revenue

During the past two years we have sold generators and guaranteed to replace hand pieces for 5 years. A portion of the sale associated with the future delivery of the additional hand pieces are considered deferred revenue.

NOTE 13. EARNINGS PER SHARE

In 2005 and 2004, basic earnings per share were $.03 and $.11 per share, respectively. The weighted average common shares outstanding at December 31, 2005 and 2004 were 13,923,134 and 13,755,552, respectively.

Diluted basic earnings per share for 2005 and 2004 were $.03 and $.09, respectively. Diluted weighted average common shares outstanding at December 31, 2005 and 2004 were 15,750,284 and 16,177,881, respectively.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. INDUSTRY SEGMENT REPORTING

Disclosures about Reportable Segments - Types of products and services.

Bovie has three reportable segments: electrosurgical generator and accessories, battery operated cauteries and other medical products. The electrosurgical segment sells electrosurgical products which includes generators, electrodes, electrosurgical pencils and various ancillary disposable products. These products are used in surgery for the cutting and coagulation of tissue. Battery operated cauteries are used for precise hemostasis (to stop bleeding) in ophthalmology and in other fields. Our other revenues are derived from nerve locators, disposable and reusable penlights, medical lighting, license fees, development fees and other miscellaneous income.

Measurement of segment profit or loss and segment assets

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Bovie evaluates performance based on profit or loss from operations before income taxes not including non-recurring gains and losses. There were no intersegment sales and transfers in 2005 and 2004.

Bovie now operates in three reportable segments, electrosurgical products, cauteries and other medical products.

Bovie’s principal markets are the United States, Europe, Asia and Latin America, with the U.S. and Europe being the largest markets based on revenues. Bovie's major products include cauteries, electrosurgery generators, nerve locators, disposable penlights and electrodes. Electrosurgical products, cauteries, accounted for 60% and 62%, 27% and 27% of our sales for 2005 and 2004, respectively.

In 2005 and 2004, one significant customer accounted for 15% and 29% of total sales, respectively.

Bovie’s ten largest customers accounted for approximately 65% of net revenues for 2005 and 70% of revenue in 2004.

At December 31, 2005 and 2004, receivables from Bovie’s 10 largest customers accounted for approximately 66% and 66% of outstanding accounts receivable, respectively.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. INDUSTRY SEGMENT REPORTING(Continued)

Summary information by segment area for years ended December 31, 2005 and 2004 were as follows:
(in thousands)
	Cauteries	Electrosurgical	Other	Total

Year ended December 31, 2005
Net sales	5,462	12,191	2,558	20,211
Interest income	13	28	6	47
Interest expense	6	14	3	23
Depreciation & Amortization	160	356	78	594
Income taxes	44	98	22	164
Income tax benefit	35	79	18	132
Segment net earnings(basic)	109	244	53	406
Total Assets	3,178	7,063	1,530	11,771
Capital expenditures	245	545	118	908

Year ended December 31, 2004
Net sales	5,460	12,684	2,351	20,495
Interest income	1	2	--	3
Interest expense	4	9	1	14
Depreciation & amortization	158	186	51	395
Income taxes	194	216	46	456
Income tax benefit	(194)	(216)	(46)	(456)
Segment net earnings(basic)	538	602	127	1,267
Total assets	2,975	6,832	1,212	11,019
Capital expenditures	164	375	67	606
Other Income	66	152	27	245

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. INDUSTRY SEGMENT REPORTING(CONTINUED)

Information by geographic area is as follows (in thousands):

	Net Sales	Long Lived Assets
Year ended December 31, 2005

United States	$16,830	$2,545
Europe	1,460	50
Asia	759
South America	558
Other	604

Total	$20,211	$2,595

Year ended December 31, 2004

United States	$17,506	$2,107
Europe	1,222	60
Asia	635
South America	586
Other	546

Total	$20,495	$2,167

Assets and liabilities outside the U.S.A. (in thousands)

	2005	2004

Total assets	$622	$411
Total liabilities	10	-0-
Net property, plant and equipment	100	29

Bovie had no assets (other than certain trade receivables, equipment, molds and inventory) outside the United States, in the years ended December 31, 2005 and 2004.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. INDUSTRY SEGMENT REPORTING(CONTINUED)

During 2005 and 2004, a portion of Bovie’s consolidated net sales and consolidated gain from operations was derived from foreign operations. Foreign operations are subject to certain risks inherent in conducting business abroad, including price and exchange controls, limitations on foreign participation in local enterprises, possible nationalization or expropriation, potential default on the payment of government obligations with attendant impact on private enterprise, political instability and health care regulations and other restrictive governmental actions. Changes in the relative value of currencies take place from time to time and could adversely affect Bovie’s results of operations and financial condition. The future effects of these fluctuations on the operations of Bovie and its subsidiaries are not predictable.

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

The following is research and development revenue and costs related to specific contracts, for 2005 and 2004:

Contracted Development Payments Received:
	2005	2004
Amounts:
Revenue from development in progress	$368,334	$230,120

Revenues included in Gross Sales	$368,334	$230,120

Cost of Research and Development contracts
included in gross profit	$368,334	$230,120

NOTE 16. RESEARCH AND DEVELOPMENT COSTS CAPITALIZED

During the years 2005 and 2004 we had capitalized development costs, performed by third parties for our line of electrosurgical generators of $ 2,001 and $-0-, respectively.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. SUBSEQUENT EVENT

Endoscopic Modular Instruments

In January, 2006, pursuant to agreement to acquire technology from Henvil Corp. LTD and Steve Livneh, its principal, we acquired patent pending technology for new endoscopic disposable and reusable modular instruments (“the Product”) from Henvil Corp. LTD. (‘Henvil”). The innovative modular forceps are ergonomically designed to provide surgeons’ added comfort and improved safety while reducing per-procedure costs. The modular forceps offer a unique and simpler assembly process for laparoscopic procedures and is the first modular design for the arthroscopy market. Commercial prototypes have been developed and based on current projections we expect to commence marketing during fiscal 2006. The estimated annual worldwide market size for instruments of these categories is estimated to exceed $200 million.

The agreement requires us to purchase certain equipment and machinery ($400,000.00 value) and to hire Henvil to develop the technology and complete the design of the arthroscopic and laparoscopic instruments. In addition we must also purchase tools and molds expected to cost approximately $120,000. Henvil and Steve Livneh have also been hired as consultants for the development of the technology. The consultants are to be paid $30,000 per month from the day of execution of the agreement. In addition, commencing with the year following the first sale or commercial delivery of the Product, Bovie shall pay to Henvil’s principal, Steve Livneh, an initial minimum royalty of the greater of $35,000 per year or 3% of adjusted gross revenues received from the sale and marketing of the instruments. Thereafter, a royalty equal to 2.5% or adjusted gross sales for the life of the patents issuable for the technology.

Mr. Livneh also shall receive 50,000 5-year restricted stock options to purchase Bovie common stock for each category of instrumentation (a total of 100,000 stock options) exercisable at the closing price of Bovie common stock on the American Stock Exchange on the date of issuance of the options. The options shall vest immediately subject to Bovie’s prior application seeking FDA clearance for marketing the Product.

EXHIBIT INDEX

Exhibit 4.2	Registration Rights Agreement dated May 8, 1998 (1)
Exhibit 4.3	Assignment of Registration Rights Agreement dated September, 2004 (2)
Exhibit 10.1	Joint Venture Agreement dated February 25, 2000 Between Bovie Medical Corporation and Jump Agentur fur Elektrotechnik GmBH (3)
Exhibit 10.2	Agreement between Bovie Medical Corporation and Arthrex Inc. dated June 2002 (4)
Exhibit 10.3	Distribution and Service Center Agreement between Bovie Medical Corp and Symbol Medical Limited dated December 31, 2004 (5)
Exhibit 10.4	Employment Agreement- Andrew Makrides (6)
Exhibit 10.5	Employment Agreement-Robert J. Saron (7)
Exhibit 10.6	Employment Agreement-Moshe Citronowicz (8)
Exhibit 10.7	Amended Employment Agreement between Bovie and Andrew Makrides dated as of January 6, 2004 (9)
Exhibit 10.8	Amended Employment Agreement between Bovie and J. Robert Saron dated as of January 6, 2004 (10)
Exhibit 10.9	Amended Employment Agreement between Bovie and Moshe Citronowciz dated as of January 6, 2004 (11)
Exhibit 10.10	License Agreement between Bovie and Emergency Medicine Innovations, LLC dated October 22, 2004 (12)
Exhibit 10.11	Consulting and Intellectual Property Assignment Agreement dated January 12, 2006 among Bovie, Henvil Corp. Ltd and Steve Livneh
Exhibit 21.1	Consent of Bloom & Co., LLP
Exhibit 31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
_____________________