Form 10QSB
period 2006-03-31
BOVIE MEDICAL CORP
filed 2006-05-10
CIK 719135

U.S. Securities and Exchange Commission
Washington D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes [ X ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date: 14,181,568.

PART I. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEET
MARCH 31, 2006 AND DECEMBER 31, 2005

Assets

	(Unaudited)	(Audited)
	March 31, 2006	December 31, 2005

Current assets:

Cash	$ 1,633,263	$ 1,295,266
Trade accounts receivable	2,433,932	2,316,761
Inventories	3,278,593	2,996,832
Prepaid expenses	283,557	335,492
Deferred tax asset	386,200	386,200

Total current assets	8,015,545	7,330,551

Property and equipment, net	2,725,541	2,595,641

Other assets:

Brand name/Trademark	1,509,662	1,509,662
Purchased technology (net)	167,310	33,663
License rights	270,000	280,000
Deposits	21,215	21,215

	1,968,187	1,844,540

	$ 12,709,273	$ 11,770,732

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEET
MARCH 31, 2006 AND DECEMBER 31, 2005
(CONTINUED)

Liabilities and Stockholders' Equity

	(Unaudited)	(Audited)
	March 31, 2006	December 31, 2005
Current liabilities:

Accounts payable	$ 843,126	868,212
Accrued expenses and other liabilities	707,129	471,006
Deferred Revenue	36,000	141,586
Notes Payable	370,411	348,328

Total current liabilities	1,956,666	1,829,132

Minority Interest	135,000	140,000

Stockholders' equity:

Preferred Stock, par value $.001 10,000,000 shares authorized 0 issued and outstanding on March 31, 2006 and December 31, 2005	--	--

Common stock par value $.001; 40,000,000 shares authorized, issued and outstanding 14,181,568 shares and 14,040,728 shares on March 31, 2006 and
December 31, 2005 respectively	14,200	14,059
Additional paid in capital	20,655,826	20,530,090
Accumulated deficit	(10,052,419)	(10,742,549)

Total stockholders' equity	10,617,607	9,801,600

Total liabilities and stockholders' equity	$12,709,273	$11,770,732

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

	March 31, 2006	March 31, 2005

Sales	$ 6,011,451	$ 4,743,211
Cost of sales	3,705,292	3,092,741

Gross profit	2,306,159	1,650,470

Costs and expenses:
Research and development	110,980	179,544
Professional services	129,927	148,022
Salaries and related costs	524,504	421,472
Selling, general and administrative	812,387	773,295
Development cost-Joint Venture	33,717	40,803

	1,611,515	1,563,136

Gain from operations	694,644	87,334

Other income (expense):
Interest (net of income)	10,486	6,689

Net Income before Minority Interest and Income Tax	705,130	94,023

Minority Interest	(5,000)	(5,000)
Provision for income tax	(257,500)	(31,160)
Realized benefit of loss carryforward	247,500	31,160

Net income	$ 690,130	$ 89,023

Earnings per share

Net income:
Basic	.05	.01
Diluted	.04	.01

Weighted average number of shares outstanding	14,160,342	13,885,922

Weighted average number of shares outstanding adjusted for dilutive securities	16,606,558	16,243,973
The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE PERIOD ENDED JANUARY 1, 2005 TO MARCH 31, 2006

	Options	Common		Paid-in
	Outstanding	Shares	Value	Capital	Deficit	Total

January 1, 2005	3,951,200	13,862,128	$ 13,881	$20,391,407	$(11,148,757)	$9,256,531

Options granted	475,500	--	--	--	--	--

Options exercised	(178,600)	178,600	178	138,683	--	138,861

Options forfeited	(31,230)	--	--	--	--	--

Income for period	--	--	--	--	406,208	406,208

December 31, 2005	4,168,870	14,040,728	$ 14,059	$20,530,090	$ (10,742,549)	$9,801,600

Options exercised	(140,840)	140,840	141	125,736	--	125,877

Options forfeited	(6,140)

Income for period	--	--	--	--	690,130	690,130

March 31, 2006	4,034,170	14,181,568	$ 14,200	$ 20,655,826	$ (10,052,419)	$10,617,607

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

	2006	2005

Cash flows from operating activities
Net income	$ 690,130	$ 89,023
Adjustments to reconcile net income
to net cash provided by (used in) operating activities:
Depreciation and amortization	126,774	108,842

Changes in current assets and liabilities:
Receivables	(117,171)	(214,775)
Inventories and repair parts	(281,761)	(242,079)
Prepaid expenses	51,935	75,147
Accounts payable	(25,086)	273,908
Accrued expense	236,123	33,803
Deferred Revenue	(105,586)	(12,900)

Net cash provided (applied) by operating activities	575,358	110,969

Cash flows from investing activities
Increase in fixed assets	(241,222)	(274,136)
Increase in purchased technology	(144,099)	(2,000)

Net cash used in investing activities	(385,321)	(276,136)

Cash flows from financing activities
Increase (Decrease) in notes payable	22,083	(7,903)
Common shares purchased	125,877	20,103
Obligations from shareholders	--	--

Net cash provided in financing activities	147,960	12,200

Net increase (decrease) in cash and cash equivalents	337,997	(152,967)

Cash and cash equivalents, beginning of period	1,295,266	2,294,746

Cash and cash equivalents, end of period	$ 1,633,263	$ 2,141,779

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

Cash paid during the three months ended March 31:
	2006	2005

Interest paid	$ 6,424	$ 5,087
Income taxes	- 0 -	- 0 -

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2006:

There were no non-cash investing and financing activities in the first quarter of the year 2005.

During the first quarter of 2006 we purchased patent pending rights and an exclusive license for technology. The patent and technology rights were valued at $120,000 of which $90,000 had been paid at March 31, 2006. We show $30,000 as due to licensor on March 31, 2006.

BOVIE MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 1. INTERIM FINANCIAL INFORMATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S.) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial position, and cash flows in conformity with accounting principles generally accepted in the U.S. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of Bovie Medical Corporation and its subsidiaries for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. Certain prior year amounts may have been reclassified to conform with the presentation used in 2006.

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

NOTE 3. INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined principally on the average cost method. Inventories at March 31, 2006 and December 31, 2005 were as follows:

	March 31, 2006	December 31, 2005

Raw materials	$1,130,627	$ 1,139,730
Work in process	1,471,963	1,267,991
Finished goods	676,003	589,111

Total	$ 3,278,593	$ 2,996,832

BOVIE MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 4. INTANGIBLE ASSETS

At December 31, 2005 and March 31, 2006 intangible assets consisted of the following:

	March 31, 2006	December 31, 2005
Goodwill acquired:
Trade name (life indefinite)	$ 1,509,662	$ 1,509,662

Other intangibles:

License rights (20 yr life)	400,000	400,000
Less: Accumulated amortization	(130,000)	(120,000)
Net carrying amount	270,000	280,000

Purchased technology (5 yr life)	$ 424,863	$ 280,764
Less: Accumulated amortization	(257,553)	(247,101)

Net carrying amount	$ 167,310	$ 33,663

NOTE 5. NEW ACCOUNTING PRONOUNCEMENTS

FASB Interpretation No. 46R, Consolidation of Variable Interest Entities - An Interpretation of ARB51 The FASB finalized FIN 46R in December 2003. FIN 46R expands the scope of ARB51 and various EITFs and can require consolidation of legal structures, called Variable Interest Entities (VIEs). Companies with investments in Special Purpose Entities (SPEs) were required to implement FIN 46R in 2003; however, companies with VIEs are permitted to implement in the first quarter of 2004. While we do not have SPEs, we do have a VIE that we have determined will qualify for consolidation. Our joint venture with Jump Agentur Fur Electrotechnik GMBH (“the Joint Venture”, “JAG”) qualifies as a VIE. We have consolidated this VIE for the period ended March 31, 2006 and for the year ended December 31, 2005. The most significant impact to our financial statements is to include the net intangible assets of JAG, totaling $270,000 for the period ended March 31, 2006, and minority interest of $135,000 as of March 31, 2006 to our balance sheets. The impacts on our consolidated statements of net income or cash flows are not material.

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

BOVIE MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 5. NEW ACCOUNTING PRONOUNCEMENTS (Continued)

In December 2004, the FASB issued FSP FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The FSP clarifies that the manufacturer’s deduction provided for under the American Jobs Creation Act of 2004 (the Act) should be accounted for as a special deduction in accordance with SFAS No. 109, “Accounting for Income Taxes,” and not as a tax rate reduction. The Qualified Production Activities Deduction will not impact our consolidated earnings, financial position or cash flows for fiscal year 2006 because the deduction is not available to us. We are currently evaluating the effect that this deduction will have in subsequent years.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employee. “SFAS 123R requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the fiscal year 2006. Under SFAS 123R, we must determine the appropriate fair value model to be used in valuing share-based payments the amortization method for compensation cost and the transition method to be used at the date of adoption. Upon adoption, we may choose from two transition methods: the modified-prospective transition approach or the modified-retroactive transition approach. Under the modified-prospective transition approach we would be required to recognize compensation cost for awards that were granted prior to, but not vested as of the date of adoption. Prior periods remain unchanged and pro forma disclosures previously required by SFAS No. 123 continue to be required. Under the modified-retrospective transition method we would be required to restate prior periods by recognizing compensation cost in the amounts previously reported in the pro forma disclosure under SFAS No. 123. Under this method, we would be permitted to apply this presentation to all periods presented or to the start of the fiscal year in which SFAS No. 123R is adopted. We would also be required to follow the same guidelines as in the modified-prospective transition method for awards granted subsequent to adoption and those that were granted and not yet vested. We are currently evaluating the requirements of SFAS 123R and its impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not been determined whether the adoption will result in amounts similar to the current pro forma disclosures under SFAS 123.

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

BOVIE MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 6. SHAREHOLDERS’ EQUITY

During the three-month period ending March 31, 2006, we issued 140,840 common shares in exchange for employee exercised options. The issuance of the common stock resulted in an increase in capital of $125,877.

NOTE 7. EARNINGS PER SHARE

We compute basic earnings per share (“basic EPS”) by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding resulting from employee stock options during the period. The following table sets forth the computation of basic and diluted earnings per share for the three-month periods ended March 31, 2005 and 2006.
Three months ended March 31
	2006	2005
Net income	$ 690	$ 89

Basic-weighted average shares outstanding	14,160	13,886

Effect of dilutive potential securities	2,447	2,358

Diluted - weighted average shares outstanding	16,607	16,244

Basic EPS	$ .05	$ .01

Diluted EPS	$ .04	$ .01

All above figures are in thousands except basic and diluted earnings per share which are not. The shares used in the calculation of diluted EPS exclude options to purchase shares where the exercise price was greater than the average market price of common shares for the period. Such shares aggregated approximately .47 million and .5 million in the three months ended March 30, 2006 and 2005, respectively.

NOTE 8. Endoscopic Modular Instruments

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

BOVIE MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Level Overview

We are a medical device company engaged in the manufacturing and marketing of electrosurgical devices. Our medical products include a wide range of devices including electrosurgical generators and accessories, cauteries, medical lighting, nerve locators and other products.

We divide our operations into three reportable business segments: Electrosurgical products, battery operated cauteries and other products. The electrosurgical segment manufactures and markets electrosurgical generators, electrodes, electrosurgical pencils and various ancillary disposable products. These products are used in surgery for the cutting and coagulation of tissue. Battery operated cauteries are used for precise hemostasis (to stop bleeding) in ophthalmology and in other fields. Our other revenues are derived from nerve locators, disposable and reusable penlights, medical lighting, license fees, development fees and other miscellaneous income. Domestic sales accounted for 87% of total revenues for the three months ended March 31, 2006 as compared to 83% in the first quarter of 2005. Most the Company’s products are marketed through medical distributors which distribute to a market of more than 6,000 hospitals and to doctors and other health-care facilities.

International sales accounts for 13% of total revenues for the period ended March 31, 2006 as compared to 17% for March 30, 2005. The Company’s products are sold in more than 150 countries through local dealers. Local dealer support is coordinated by sales and marketing personnel at the St. Petersburg, Florida facility. We have no branch offices other than the Florida facility. We sell our products to distributors that distribute them in the following countries: Argentina, Australia, Belgium, Brazil, Canada, Chile, Denmark, Finland, France, Germany, Greece, India, Italy, Japan, Korea, Mexico, The Netherlands, New Zealand, Norway, Poland, Portugal, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan and the United Kingdom, China, the CIS (former Soviet Union), Cyprus, Indonesia, Ireland, Korea, Latin America, Malaysia, the Philippines, Thailand, Turkey, and Vietnam. Our business is generally not seasonal in nature.

Outlook for 2006

The Company’s outlook for the fiscal year ending December 31, 2006 continues positive, as we expect revenues to be at a record level which should translate into improved net earnings when compared to fiscal year 2005. Our optimism is based on our sales during the first four months of fiscal year 2006 and on current budget estimates. The outlook excludes any sales which may be generated by Bovie’s new products some of which we expect to begin marketing during the current calendar year. As part of our anticipated growth, we also expect higher costs in selling, payroll, professional fees, administrative costs and added expenses for research and development of new products. Growth, to a significant degree, will be fueled by anticipated higher OEM sales and generally increased sales in most product areas. Foreign sales are also forecast to be higher. The markets for our products are highly competitive; however, we believe that our competitive advantage is rooted in our ability to offer high quality products that meet changing demand. In addition, we offer the flexibility, quality of products and responsiveness that a smaller company can offer.

Fiscal year 2006 should feature new product introductions either by Bovie alone, and/or in collaborations with other larger medical companies. Although there is no assurance that agreements will result, we view possible agreements (not strictly OEM) to be beneficial in certain niche market segments. The shifting away from being highly dependent on OEM contracts toward designing, developing and marketing our own brand of products, is accelerating and we anticipate that this will result in improved margins in the future.

Result of Operations (to be read in conjunction with the profit and loss statement)

The table below outlines the components of the consolidated statements of earnings as a percentage of net sales and the year-to-year percentage change in dollar amounts:

BOVIE MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

Analysis of Quarter Ended March 31, 2006/2005
			Percentage change in
			Dollar amounts
	2006	2005	2006/2005
	%	%	%

Sales	100.0	100.0	26.7
Cost of sales	61.6	65.2	19.8
Gross profit	38.4	34.8	39.7

Other costs:
R & D	1.8	3.8	(38.2)
Professional fees	2.2	3.1	(12.2)
Salaries	8.7	8.9	24.4
SGA	13.5	16.4	5.1
Equity in loss of Unconsolidated affiliate	.6	.9	(17.4)

Total other costs	26.8	33.0	3.1

Gain/ from operations	11.6	1.9	695.4

Other income	.2	.1	56.8

Net Income before Minority Interest and Income Tax	11.8	2.0	650.0

Minority Interest	( .1)	( .1)	0.0
Income tax expense	(4.3)	( .7)	726.4
Income tax benefit	4.1	.7	694.3

Net earnings	11.5	1.9	680.8

The table below sets forth domestic/international and product line sales information for the first quarter of 2006 and 2005.

Net Sales (in thousands)			Percentage change	Increase/
	2006	2005	2006/2005	(Decrease)
Domestic/international sales:
Domestic	$ 5,230	$ 4,015	30.3	1,215
International	781	728	7.3	53

Total net sales	$ 6,011	$ 4,743	26.7	1,268

Product line sales:
Electrosurgical	$ 3,814	$ 2,511	51.9	1,303
Cauteries	1,347	1,330	1.3	17
Other	850	902	(5.8)	(52)

Total net sales	$ 6,011	$ 4,743	26.7	1,268

BOVIE MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

2006 Compared with 2005

The results of operations for the three months ended March 31, 2006 show increased sales and increased profitability, as compared to the first three months of 2005. Sales of electrosurgical products increased by 51.9% or $1.3 million compared to the first quarter period of 2005 while sales of cauteries increased by 1.3% from $1.33 million to $1.35 million. Other sales decreased by 5.8% from $.9 million to $.85 million. This decrease was the result of various small decreases in other medical product sales. No sales of one particular electrosurgical product dominated the number of units sold.

Arthrex sales of generators and accessories increased $.7 million or 100% from $.6 million in the first quarter of 2005 to $1.3 million in the first quarter of 2006.

Domestic sales were $5.2 million for first quarter 2006, representing an increase of 30.3% from the same period last year. International sales were $.78 million for the first quarter of 2006, representing an increase of 7.3% over the same period 2005.

Cost of sales represented 61.6% of sales in the first quarter of 2006 as compared to 65.2% of sales in the first quarter of 2005, a total of $3.7 million and $3.1 million, respectively, an increase of $.6 million. The reason for the decrease in cost of sales percentage was due to a decrease of 4.4% in indirect costs and a decrease in material cost of .8%.

Research, development and engineering expenses were 1.8% and 3.8% of sales for the first quarters of 2006 and 2005, respectively. These expenses decreased 38.2% in 2006 to $110,980, a decrease over the corresponding period of 2005 of $68,564. New products under development are the modular forceps instruments, suture removal device, plasma technology, GI device and various improvements to our line of electrosurgical generators.

Professional fees decreased from $148,022 in the first quarter of 2005 to $129,926 in the first quarter of 2006, a decrease of $18,096 or 12.2%. The company had a reduction in both legal and accounting fees for the quarter ended March 31, 2006 compared to the previous year’s first quarter.

Administrative and sales salaries and related costs increased in the first quarter 2006 by 24.4% to $.52 million as compared to the first quarter of 2005 at $.42 million. The increase was mainly attributable to additional employees needed to foster the growth of the company in various areas.

Selling, general and administrative expenses increased by 5.1% for the first quarter of 2006 as compared to the first quarter of 2005, to a total of $.8 million.

Net interest earned increased by $3,797 during the first quarter of 2006 when compared to the first quarter of 2005 as a result of our higher cash balances being invested and yielding higher interest rates.

The effective income tax rate was 36% in the first quarter of 2006 and the first quarter of 2005. There was also a tax loss carryover benefit of 35.6 % for the first quarter of 2006 and 36% for first quarter of 2005. The difference between the income tax and the tax loss carryover benefit for the first quarter of 2006 is $10,000, an estimated amount for the AMT (alternative minimum tax).

Diluted net earnings increased $.03 to $.04 per share or $690,129 in the first quarter of 2006 as compared to $89,023 or $.01 per share in the first quarter of 2005. The increase in earnings of the first quarter of 2006 over the first quarter of 2005 was mostly attributable to an increase in electrosurgical sales coupled with a decrease in cost of materials.

We sell our products through distributors both overseas and in U.S. markets. New distributors are contacted through responses to our advertising in domestic and international medical journals and domestic or international trade shows.

BOVIE MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

We have agreements with various sales representatives to develop markets for our new products and to maintain customer relations. Our current representatives receive an average commission of approximately 4% of sales in their market areas. In the first quarter of 2006 and 2005, commissions paid were $125,764 and $91,531 respectively, an increase of 37%.

An adequate supply of raw materials is available from both domestic and international suppliers. The relationship between us and our suppliers is generally limited to individual purchase order agreements, supplemented by contractual arrangements with key vendors to ensure availability of certain products. We have developed multiple sources of supply where possible.

In order to provide additional working capital, we have secured a $1.5 million credit facility with a local commercial bank. This facility is payable on demand. For the period ended March 31, 2006, we had zero funds drawn down on this credit facility.

Our ten largest customers accounted for approximately 71.6% of net revenues for the first quarter of 2006 as compared to 61% in the same period of 2005. For both periods ended March 31, 2006 and 2005, our ten largest trade receivables accounted for approximately 63% and 53% of outstanding receivables, respectively. In the first quarter of 2006 and 2005 one customer accounted for 21% and 12% of total sales, respectively.

Product Development

Most of the Company’s products and product improvements have been developed internally. Funds for this development have come from internal cash flow and the issuance of common stock upon the exercise of stock options. The Company maintains close working relationships with physicians and medical personnel in hospitals and universities who assist in product research and development. New and improved products play a critical role in the Company’s sales growth. The Company continues to place emphasis on the development of proprietary products and product improvements to complement and expand its existing product lines. The Company has a centralized research and development focus, with its one manufacturing location responsible for new product development and product improvements. Our research, development and engineering units at the manufacturing location maintain relationships with distribution locations and customers in order to provide an understanding of changes in the market and product needs. During 2005 and into 2006 we invested in the J Plasma Technology, the Suture Removal Technology, the Gastrointestinal “GI” device and undertook development of Cardio and Urological Electrosurgical devices for a contractual partner. The suture removal device and the GI device are projected to be marketed during the second half of 2006. The ongoing cost for this development will be paid from operating cash flows.

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

BOVIE MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

Liquidity and Capital Resources

Our working capital at March 31, 2006 increased $.6 million to $6.1 million from $5.5 million at December 31, 2005. The increase in working capital was primarily a result of cash provided from operating activities. Accounts payable and other accrued liabilities together increased $.2 million in the first quarter of 2006 as a result of the growth in the business. Accounts receivable day sales outstanding were 36.4 days and 41.8 days at March 31, 2006 and March 31, 2005 respectively.

We generated cash from operations of .58 million for the three months ended March 31, 2006 compared with $.11 million in the same period of 2005. The increase in cash from operations for the period end March 30, 2006 in comparison to the prior year is primarily due to the decrease in inventory and receivables of $.4 million in the quarter ended March 31, 2006.

In the quarter ended March 31, 2006 we used $.24 million for the purchase of fixed assets. Total borrowing increased by $22,083, which was the net amount of reducing our first mortgage coupled with the incurred debt from the purchase of the patent pending rights.

We had $1.63 million in cash and cash equivalents at March 31, 2006. We also had outstanding borrowings totaling $.37 million at that date which all consisted of current note payable debt at March 31, 2006. We believe our cash on hand, as well as anticipated cash flows from operations, will be sufficient to fund future operating capital requirements, future manufacturing facility construction and other capital expenditures and future acquisitions to supplement our current product offerings. Should additional funds be required, we have $1.5 million of additional borrowing capacity available under our existing credit facility. Recently, the Company changed its commercial bank. Terms and credit lines remained similar.

The Company’s future contractual obligations for agreements with initial terms greater than one year, including agreements to purchase materials in the normal course of business, are summarized as follows (in thousands):

	As of March 31,		Payment Period
	2006	2007	2008	2009	2010
Current debt	370	-0-	-0-	-0-	-0-
Operating leases	107	135	115	-0-	-0-
Unconditional purchase obligations	1,540	600	-0-	-0-	-0-

The Company’s additional borrowing capacity, along with the expected expiration period of the commitments, is summarized as follows (in millions):

Amount of Commitment
	Total	Expiration Per Period
	Amount	Less than	In excess of
	Committed	1 year	1 year
Secured revolving credit agreement and other lines of credit	$1.5	$1.5	-0-

As of March 31, 2006 the total amount is available.

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

BOVIE MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

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

BOVIE MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

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

(a) Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures [as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)] as of March 31, 2006 was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer (“the Certifying Officers”). Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.

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

(b) Changes in internal controls

There was no change to the Company’s internal control over financial reporting during the quarter ended March 31, 2006 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There were no legal proceedings during the quarterly period ended March 31, 2006 pending that could have a material effect on our financial position.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND OF PROCEEDS

None

ITEM 3. DEFAULTS ON SENIOR SECURITIES HOLDERS

None

BOVIE MEDICAL CORPORATION

ITEM 4. SUBMISSION OF MATTERS TO VOTE BY SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

The Company filed a Form 510-K application with the Food and Drug Administration (FDA) for its “In-a-Flash” Suture Removal Device which is designed to remove sutures with a tension free cut. This device is to be utilized in various human and animal medical procedures.

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

Date: May 7, 2006

/s/Andrew Makrides
Chief Executive Officer - Andrew Makrides

/s/Andrew Makrides
Chief Financial Officer- Andrew Makrides