Form 10QSB
period 2006-06-30
BOVIE MEDICAL CORP
filed 2006-08-09
CIK 719135

U.S. Securities and Exchange Commission
Washington D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes [ X ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date: 14,342,368.

PART I. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEET
JUNE 30, 2006 AND DECEMBER 31, 2005

Assets

	(Unaudited)	(Audited)
	June 30, 2006	December 31, 2005

Current assets:

Cash	$ 1,892,980	$ 1,295,266
Trade accounts receivable (net)	2,526,860	2,316,761
Inventories	3,260,892	2,996,832
Prepaid expenses	417,162	335,492
Deferred tax asset	386,200	386,200

Total current assets	8,484,094	7,330,551

Property and equipment, (net)	2,895,158	2,595,641

Other assets:

Brand name/trademark (net)	1,509,662	1,509,662
Purchased technology (net)	250,290	33,663
License rights (net)	260,000	280,000
Deposits	21,215	21,215

	2,041,167	1,844,540

	$ 13,420,419	$ 11,770,732

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEET
JUNE 30, 2006 AND DECEMBER 31, 2005
(CONTINUED)

Liabilities and Stockholders' Equity

	(Unaudited)	(Audited)
	June 30, 2006	December 31, 2005
Current liabilities:

Accounts payable	$ 818,040	868,212
Accrued expenses and other liabilities	702,403	471,006
Deferred revenue	120,286	141,586
Notes payable	185,848	348,328

Total current liabilities	1,826,577	1,829,132

Minority interest	130,000	140,000

Stockholders' equity:

Preferred stock, par value $.001 10,000,000 shares authorized 0 issued and outstanding on March 31, 2006 and December 31, 2005	--	--

Common stock par value $.001; 40,000,000 shares authorized, issued and outstanding 14,342,368 shares and 14,040,728 shares on June 30, 2006 and
December 31, 2005 respectively	14,360	14,059
Additional paid in capital	20,789,091	20,530,090
Accumulated deficit	(9,339,609)	(10,742,549)

Total stockholders' equity	11,463,842	9,801,600

Total liabilities and stockholders' equity	$13,420,419	$11,770,732

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005 AND FOR THE
SIX MONTHS ENDED JUNE 30, 2006 AND 2005
	(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Sales	$ 6,740,745	$ 5,057,912	$ 12,752,196	$ 9,801,123
Cost of sales	3,848,484	3,416,576	7,553,776	6,458,437

Gross Profit	2,892,261	1,641,336	5,198,420	3,342,686

Costs and expenses:
Research and development	267,075	136,238	378,055	277,478
Professional services	120,911	89,499	250,838	237,521
Salaries and related costs	758,116	555,364	1,282,620	1,066,021
Selling, general and administrative	990,372	955,008	1,812,759	1,733,302
Development joint venture	44,283	30,579	78,000	73,882

	2,180,757	1,766,688	3,802,272	3,388,204

Gain/(loss) from operations	711,504	(125,352)	1,396,148	(45,518)

Other income (expense):
Interest (net of income expense)	11,306	4,515	21,792	11,204

Net income (loss) before minority interest and income tax	722,810	(120,837)	1,417,940	(34,314)

Minority interest	5,000	2,500	10,000	5,000
Provision for income tax	(235,700)	--	(493,200)	--
Realized benefit of loss carryforward	220,700	--	468,200	--

Net income (loss)	$ 712,810	$ (118,337)	$ 1,402,940	$(29,314)

Earnings per share/(loss)

Net income:
Basic/(loss)	.05	(.01)	.10	(.00)
Diluted	.04	N/A	.08	N/A

Weighted average number of shares outstanding	14,286,858	13,908,188	14,223,949	13,897,055

Weighted average number of shares outstanding adjusted for dilutive securities	17,129,404	N/A	16,957,670	N/A

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE PERIOD ENDED JANUARY 1, 2005 TO JUNE 30, 2006

	Options	Common		Paid-in
	Outstanding	Shares	Value	Capital	Deficit	Total

January 1, 2005	3,951,200	13,862,128	$ 13,881	$20,391,407	$(11,148,757)	$9,256,531

Options granted	475,500	--	--	--	--	--

Options exercised	(178,600)	178,600	178	138,683	--	138,861

Options forfeited	(31,230)	--	--	--	--	--

Income for period	--	--	--	--	406,208	406,208

December 31, 2005	4,168,870	14,040,728	$ 14,059	$20,530,090	$ (10,742,549)	$9,801,600

Options exercised	(301,640)	301,640	301	259,001	--	259,302

Options forfeited	(64,090)

Income for period	--	--	--	--	1,402,940	1,402,940

June 30, 2006	3,803,140	14,342,368	$ 14,360	$ 20,789,091	$ (9,339,609)	$11,463,842

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	2006	2005

Cash flows from operating activities
Net income ( loss)	$ 1,402,940	$ (29,314)
Adjustments to reconcile net income
to net cash provided by (used in) operating activities:
Depreciation and amortization	238,842	254,081

Changes in current assets and liabilities:
Receivables	(210,100)	(587,352)
Inventories and repair parts	(264,060)	(455,597)
Prepaid expenses	(81,670)	14,436
Other receivable	--	(55,000)
Accounts payable	(50,172)	178,210
Accrued expense	231,397	149,381
Deferred revenue	(21,300)	(25,821)

Net cash provided (applied) by operating activities	1,245,877	(556,976)

Cash flows from investing activities
Increase in fixed assets	(510,886)	(656,675)
Increase in deposits	--	(2,000)
Increase in purchased technology	(234,099)	(2,001)

Net cash used in investing activities	(744,985)	(660,6760)

Cash flows from financing activities
Decrease in mortgage payable	(348,328)	(15,831)
Increase in notes payable	185,848	--
Common shares purchased	259,302	29,113

Net cash provided in financing activities	96,822	13,282

Net increase (decrease) in cash and cash equivalents	597,714	(1,204,370)

Cash and cash equivalents, beginning of period	1,295,266	2,294,746

Cash and cash equivalents, end of period	$1,892,980	$ 1,090,376

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

Cash paid during the six months ended June 30:
	2006	2005

Interest paid	$ 16,070	$ 10,675
Income taxes	- 0 -	- 0 -

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005:

There were no non-cash investing and financing activities in the first two quarters of the year 2006.

During the first quarter of 2006 we purchased patent pending rights and an exclusive license for technology. The patent and technology rights were valued at $210,000 of which $180,000 had been paid at June 30, 2006. We show $30,000 as due to licensor on June 30, 2006.

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

NOTE 2. INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined principally on the average cost method. Inventories at June 30, 2006 and December 31, 2005 were as follows:

	June 30, 2006	December 31, 2005

Raw materials	$ 1,189,107	$ 1,139,730
Work in process	1,464,732	1,267,991
Finished goods	607,053	589,111

Total	$ 3,260,892	$ 2,996,832

BOVIE MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 3. INTANGIBLE ASSETS

At June 30, 2006 and December 31, 2005 intangible assets consisted of the following:

	June 30, 2006	December 31, 2005
Goodwill acquired:
Trade name (life indefinite)	$ 1,509,662	$ 1,509,662

Other intangibles:

License rights (20 yr life)	400,000	400,000
Less: Accumulated amortization	(140,000)	(120,000)
Net carrying amount	260,000	280,000

Purchased technology (5 yr life)	$ 514,863	$ 280,764
Less: Accumulated amortization	(264,573)	(247,101)

Net carrying amount	$ 250,290	$ 33,663

NOTE 4. NEW ACCOUNTING PRONOUNCEMENTS

FASB Interpretation No. 46R, Consolidation of Variable Interest Entities - An Interpretation of ARB51 The FASB finalized FIN 46R in December 2003. FIN 46R expands the scope of ARB51 and various EITFs and can require consolidation of legal structures, called Variable Interest Entities (VIEs). Companies with investments in Special Purpose Entities (SPEs) were required to implement FIN 46R in 2003; however, companies with VIEs were permitted to implement in the first quarter of 2004. While we do not have SPEs, we do have a VIE that we have determined will qualify for consolidation. Our joint venture with Jump Agentur Fur Electrotechnik GMBH (“the Joint Venture”, “JAG”) qualifies as a VIE. We have consolidated this VIE for the period ended June 30, 2006 and for the year ended December 31, 2005. The most significant impact to our financial statements is to include the net intangible assets of JAG, totaling $260,000 for the period ended June 30, 2006, and minority interest of $130,000 as of June 30, 2006 to our balance sheets. The impacts on our consolidated statements of net income or cash flows are not material.

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

BOVIE MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 4. NEW ACCOUNTING PRONOUNCEMENTS (Continued)

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

NOTE 5. SHAREHOLDERS’ EQUITY

During the six-month period ending June 30, 2006, we issued 301,640 common shares in exchange for employee exercised options. The issuance of the common stock resulted in an increase in capital of $259,302.

BOVIE MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 6. EARNINGS PER SHARE

We compute basic earnings per share (“basic EPS”) by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding resulting from employee stock options during the period. The following table sets forth the computation of basic and diluted earnings per share for the six-month periods ended June 30, 2006 and 2005.
Six months ended June 30
	2006	2005
Net income	$ 1,403	$ (29)

Basic-weighted average shares outstanding	14,224	13,897

Effect of dilutive potential securities	2,734	N/A

Diluted - weighted average shares outstanding	16,958	N/A

Basic EPS	$ .10	$ ( .01 )

Diluted EPS	$ .08	$ N/A

All above figures are in thousands except basic and diluted earnings per share which are not. The shares used in the calculation of diluted EPS exclude options to purchase shares where the exercise price was greater than the average market price of common shares for the period. Such excluded shares aggregated approximately zero and .5 million in the six months ended June 30, 2006 and 2005, respectively.

NOTE 7. Endoscopic Modular Instruments

In January, 2006, pursuant to agreement to acquire technology from Henvil Corp. LTD and Steve Livneh, its principal, we acquired patent pending technology for new endoscopic disposable and reusable modular instruments (“the Product”) from Henvil Corp. LTD. (‘Henvil”). The innovative modular forceps are ergonomically designed to provide surgeons’ added comfort and improved safety while reducing per-procedure costs. The modular forceps offer an innovative and simpler assembly process for laparoscopic procedures and is a modular design for the arthroscopy market. Commercial prototypes have been developed and based on current projections we expect to commence marketing during fiscal 2006. The estimated annual worldwide market size for instruments of these categories is estimated to exceed $200 million.

The agreement requires us to purchase certain equipment and machinery ($400,000.00 value) and to hire Henvil to develop the technology and complete the design of the arthroscopic and laparoscopic instruments. In addition we must also purchase tools and molds expected to cost approximately $120,000. Henvil and Steve Livneh have also been hired as consultants for the development of the technology. The consultants are to be paid $30,000 per month from the day of execution of the agreement for a period of twelve months. In addition, commencing with the year following the first sale or commercial delivery of the Product, Bovie shall pay to Henvil’s principal, Steve Livneh, an initial minimum royalty of the greater of $35,000 per year or 3% of adjusted gross revenues received from the sale and marketing of the instruments for years two through five. Thereafter, a royalty equal to 2.5% of adjusted gross sales for the life of the patents issuable for the technology.

Mr. Livneh also shall receive 50,000 5-year restricted stock options to purchase Bovie common stock for each category of instrumentation (a total of 100,000 stock options) exercisable at the closing price of Bovie common stock on the American Stock Exchange on the date of the contract. The options shall vest immediately subject to Bovie’s prior application seeking FDA clearance for marketing of each respective product.

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

We divide our operations into three reportable business segments: Electrosurgical products, battery operated cauteries and other products. The electrosurgical segment manufactures and markets electrosurgical generators, electrodes, electrosurgical pencils and various ancillary disposable products. These products are used in surgery for the cutting and coagulation of tissue. Battery operated cauteries are used for precise hemostasis (to stop bleeding) in ophthalmology and in other fields. Our other revenues are derived from nerve locators, disposable and reusable penlights, medical lighting, license fees, development fees and other miscellaneous income. Domestic sales accounted for 87% of total revenues for the six months ended June 30, 2006 as compared to 84% in the first six months of 2005. Most of the Company’s products are marketed through medical distributors which distribute to a market of more than 6,000 hospitals and to doctors and other health-care facilities.

International sales were slightly higher in the first half of 2006 and accounted for 13% of total revenues for that period, as compared to 16% for June 30, 2005. The Company’s products are sold in more than 150 countries through local dealers. Local dealer support is coordinated by sales and marketing personnel at the St. Petersburg, Florida facility. We have no branch offices other than the Florida facility. We sell our products to distributors that distribute them in the following countries: Argentina, Australia, Belgium, Brazil, Canada, Chile, Denmark, Finland, France, Germany, Greece, India, Italy, Japan, Korea, Mexico, The Netherlands, New Zealand, Norway, Poland, Portugal, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan, United Kingdom, China, the CIS (former Soviet Union), Cyprus, Indonesia, Ireland, Korea, Latin America, Malaysia, the Philippines, Thailand, Turkey, and Vietnam. Our business is generally not seasonal in nature.

Outlook for 2006

The Company’s outlook for the fiscal year ending December 31, 2006 continues positive, as we expect revenues to be at a record level which should translate into improved net earnings when compared to fiscal year 2005. Our optimism is based on our sales during the first seven months of fiscal year 2006 and on current budget estimates. The outlook excludes any sales which may be generated by Bovie’s new products, some of which we expect to begin marketing during the current calendar year. As part of our growth, we are experiencing higher costs in selling, payroll, professional fees, administrative costs and added expenses for research and development of new products. Growth, to a significant degree, is being fueled by anticipated higher OEM sales and generally increased sales in most product areas. Foreign sales are also forecast to be higher. The markets for our products are highly competitive; however, we believe that our competitive advantage is rooted in our ability to offer high quality products that meet changing demand. In addition, we offer the flexibility, quality of products and responsiveness that a smaller company can offer.

Fiscal year 2006 should feature new product introductions either by Bovie alone, and/or in collaborations with other larger medical companies. Although there is no assurance that agreements will result, we view possible agreements (not strictly OEM) to be beneficial in certain niche market segments. The shifting away from being highly dependent on OEM contracts and toward designing, developing and marketing our own brand of products, is accelerating and we anticipate that this will result in improved margins in the future. We have received FDA 510k clearance to market the suture removal device and have filed an FDA 510k application for our GI ICON.

BOVIE MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Result of Operations (to be read in conjunction with the profit and loss statement)

The table below outlines the components of the consolidated statements of earnings as a percentage of net sales and the year-to-year percentage change in dollar amounts:

Analysis of Quarter Ended June 30, 2006/2005

			Percentage			Percentage
			Change in			Change in
	2nd Quarter		Dollar amounts	Six months		Dollar amounts
	2006	2005		2006	2005
	%	%	%	%	%	%

Sales	100.0	100.0	33.0	100.0	100.0	30.0
Cost of sales	57.0	67.0	13.0	59.0	66.0	17.0
Gross profit	43.0	33.0	76.0	41.0	34.0	56.0

Other costs:
R & D	4.0	3.0	96.0	3.0	3.0	36.0
Professional fees	2.0	2.0	35.0	2.0	2.0	6.0
Salaries	11.0	10.0	37.0	10.0	10.0	20.0
SGA	15.0	19.0	4.0	14.0	18.0	4.0
Equity in loss of Unconsolidated affiliate	1.0	1.0	45.0	1.0	1.0	6.0

Total other costs	32.0	35.0	23.0	30.0	34.0	12.0

Gain/ from operations	11.0	(2.0)	668.0	11.0	0.0	3,167.0

Other income	0.0	0.00	150.0	0.0	0.0	94.0

Net Income before Minority Interest and Income Tax	11.0	(2.0)	698.0	11.0	0.0	4,232.0

Minority Interest	0.0	0.0		0.0	0.0
Income tax expense	(3.0)	0.0		(4.0)	0.0
Income tax benefit	3.0	0.0		4.0	0.0

Net earnings	11.0	(2.0)	702.0	11.0	0.00	4,886.0

BOVIE MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The table below sets forth domestic/international and product line sales information for the second quarter of 2006 and 2005.

Net Sales (in thousands)			Percentage change	Increase/
	2006	2005	2006/2005	(Decrease)
Domestic/international sales:
Domestic	$ 5,888	$ 4,270	38.0	1,618
International	853	788	8.0	65

Total net sales	$ 6,741	$ 5,058	33.0	1,683

Product line sales:
Electrosurgical	$ 4,569	$ 2,987	53.0	1,582
Cauteries	1,530	1,272	20.0	258
Other	642	799	(20.0)	(157)

Total net sales	$ 6,741	$ 5,058	33.0	1,683

The table below sets forth domestic/international and product line sales information for the six months of 2006 and 2005.

Net Sales (in thousands)			Percentage change	Increase/
	2006	2005	2006/2005	(Decrease)
Domestic/international sales:
Domestic	$ 11,117	$ 8,193	36.0	2,924
International	1,635	1,608	2.0	27

Total net sales	$ 12,752	$ 9,801	30.0	2,951

Product line sales:
Electrosurgical	$ 8,380	$ 5,498	52.0	2,882
Cauteries	2,877	2,602	11.0	275
Other	1,495	1,701	(12.0)	(206)

Total net sales	$ 12,752	$ 9,801	30.0	2,951

Six months ended June 30, 2006 compared to six months ended June 30, 2005

The results of operations for the six months ended June 30, 2006 show increased sales and increased profitability, as compared to the first six months of 2005. Sales were $12.8 million for the six months ended June 30, 2006 as compared to $9.8 million for the same period of 2005, an increase of 30% or $3.0 million. Sales of electrosurgical products increased by 53% or $1.6 million compared to the same period of 2005 while sales of cauteries increased by 20% from $1.3 million to $1.5 million. Other sales decreased by 20% from $.8 million to $.64 million. Over the last six months we have instituted price increases on cauteries and other products of 3%. There were no price increases on electrosurgical generators. No sales of one particular electrosurgical product dominated the number of units sold.

Arthrex sales of generators and accessories increased $1.4 million or 109% from $1.3 million in the first six months of 2005 to $2.7 million in the first six months of 2006.

BOVIE MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Domestic sales were $11.1 million for first six months of 2006, representing an increase of 36% from the same period last year. International sales were $1.6 million for the first six months of 2006, representing an increase of 2% over the same period 2005.

Cost of sales represented 59% of sales in the first six months of 2006 as compared to 66% of sales in the first six months of 2005, a total of $7.6 million and $6.5 million, respectively, an increase of $1.1 million. The reason for the decrease in cost of sales percentage was due to a decrease of 5.3% in indirect costs as a percentage of sales and a decrease in labor cost as a percentage of sales of 1.9%. As our sales have increased our indirect costs and labor costs as a dollar amount have not increased in the same manner and have remained relatively constant. Material cost as a percentage of sales has remained constant at 32% of sales.

Research, development and engineering expenses were 3.0% and 3.0% of sales for the first six months of 2006 and 2005, respectively. These expenses, as a dollar amount, increased 36% in 2006 to $378,055 an increase over the corresponding period of 2005 of $100,577. New products under development are the modular forceps instruments, suture removal device, plasma technology, GI device and various improvements to our line of electrosurgical generators.

Professional fees increased from $237,521 in the first six months of 2005 to $250,838 in the first six months of 2006, an increase of $13,317 or 6%. The company had increased legal costs in patent research and filings for some of the new products under development for first six months ended June 30, 2006 compared to the previous year’s first six months.

Salaries and related costs increased in the first six months of 2006 by 20% to $1.3 million as compared to the first six months of 2005 at $1.1 million. The increase was mainly attributable to additional employees needed to foster the growth of the company in various areas.

Selling, general and administrative expenses increased by 4% for the first six months of 2006 as compared to the first six months of 2005, to a total of $1.8 million.

Total other costs went from $3,388,204 for the six months ended June 30, 2005 to $3,802,272 for the same period in 2006, an increase of $414,068 or 12%.

Net interest earned increased by $10,584 during the first six months of 2006 when compared to the first six months of 2005 as a result of our higher cash balances being invested and yielding higher interest rates.

The effective income tax rate was 36% in the first six months of 2006 and the first six months of 2005. There was also a tax loss carryover benefit of 35.6 % for the first six months of 2006 and 36% for first six months of 2005. The difference between the income tax and the tax loss carryover benefit for the first six months of 2006 is $25,000, an estimated amount for the AMT (alternative minimum tax).

Diluted net earnings increased $.08 to $.08 per share or $1,402,940 in the first six months of 2006 as compared to a net loss of $29,314 or $.00 per share in the first six months of 2005. The increase in earnings of the first six months of 2006 over the first six months of 2005 was mostly attributable to an increase in electrosurgical sales while labor costs and indirect costs of sales as a dollar amount remained constant.

Results of Operations- Three months ended June 30, 2006 and June 30, 2005

Sales for the three month period ended June 30, 2006 were $6.7 million as compared to $5.0 million for the same period in 2005, an increase of $1.7 million or 33%. The increase was mainly attributed to increased sales of electrosurgical products.

Cost of goods sold increased from $3.4 million to $3.8 million an increase of $.4 million or 13% for the three month period ended June 30, 2006 as compared to the same period in 2005.

BOVIE MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross profit increased from $1.6 million to $2.9 million an increase of $1.3 million or 76%. Gross profit percentage increased from 33% in 2005 to 43% in 2006. The reason for the increase was mainly attributed to increased sales coupled with our factory overhead costs and labor costs, as a dollar amount, remained the same.

Research and development increased by $130,837 or 96% from $136,238 to $267,075 for the quarters ended June 30, 2005 and June 30, 2006, respectively. The increase is due to costs for new products under development as they approach completion (i.e. modular forceps instruments, suture removal device, and GI device).

Professional fees increased by $31,412 or 35% from $89,499 to $120,911 for the quarters ended June 30, 2005 to June 30, 2006, respectively. This increase is mainly attributed to increased legal costs in patent research and filings for some of the new products under development.

Salaries and related costs increased from $555,364 to $758,116 for the quarters ended June 30, 2005 to June 30, 2006, respectively, an increase of $202,752 or 37%. This increase was mainly attributable to adding employees needed to foster the growth of the company.

Selling, general and administrative expenses increased by $35,364 or 4% from $955,008 to $990,372 for the quarters ended June 30, 2005 to June 30, 2006, respectively. The largest areas of increased costs were for commissions and liability insurance.

Total other costs went from $1,766,688 for the three months ended June 30, 2005 to $2,180,757 for the same period in 2005, an increase of $414,069 or 23%.

Net interest income increased from $4,515 to $11,306 in income for the quarter ended June 30, 2006 as compared to quarter ended June 30, 2005. The increase is a direct result from the investment of our higher cash balances yielding higher interest rates.

Net income for the three months ended June 30, 2006 was $712,810 or $.04 diluted earnings per share as compared to net loss of $118,337 for the same quarter in 2005, an increase of $831,147 or 702%. The main reason for the increase in net income of the three months ended June 30, 2006 over the same period for 2005 was mostly attributable to an increase in electrosurgical sales coupled with labor and indirect costs, as a dollar amount of cost of goods sold, remained relatively unchanged.

We sell our products through distributors both overseas and in U.S. markets. New distributors are contacted through responses to our advertising in domestic and international medical journals and domestic or international trade shows.

BOVIE MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

We have agreements with various sales representatives to develop markets for our new products and to maintain customer relations. Our current representatives receive an average commission of approximately 4% of sales in their market areas. In the first six months of 2006 and 2005, commissions paid were $288,627 and $208,522 respectively, an increase of 38%.

An adequate supply of raw materials is available from both domestic and international suppliers. The relationship between us and our suppliers is generally limited to individual purchase order agreements, supplemented by contractual arrangements with key vendors to ensure availability of certain products. We have developed multiple sources of supply where possible.

In order to provide additional working capital, we have secured a $1.5 million credit facility with a local commercial bank. This facility is payable on demand. For the period ended June 30, 2006, we had zero funds drawn down on this credit facility.

Our ten largest customers accounted for approximately 71% of net revenues for the first six months of 2006 as compared to 60% in the same period of 2005. For both periods ended June 30, 2006 and 2005, our ten largest trade receivables accounted for approximately 67% and 62% of outstanding receivables, respectively. In the first six months of 2006 and 2005 one customer accounted for 21% and 13% of total sales, respectively.

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

BOVIE MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

Our working capital at June 30, 2006 increased $1.2 million to $6.7 million from $5.5 million at December 31, 2005. The increase in working capital was primarily a result of cash provided from operating activities. Accounts payable and other accrued liabilities together increased $.2 million in the first six months of 2006 as a result of the growth in the business. Accounts receivable day sales outstanding were 43.2 days and 48.9 days at June 30, 2006 and June 30, 2005 respectively.

We generated cash from operations of $1.2 million for the six months ended June 30, 2006 compared with applying cash to operations of $.57 million in the same period of 2005. The increase in cash from operations for the period end June 30, 2006 in comparison to the prior year is primarily due to the increase in sales volume along with an increase of $.2 million in accrued expenses.

In the first six months ended June 30, 2006 we used $.5 million for the purchase of fixed assets. Total borrowing decreased by $96,822, which was the net amount of paying off our first mortgage coupled with proceeds received from the exercise of stock options and the incurred debt from short term financing of insurance premiums.

We had $1.9 million in cash and cash equivalents at June 30, 2006. We also had outstanding borrowings totaling $.2 million at that date which all consisted of current note payable debt at June 30, 2006. We believe our cash on hand, as well as anticipated cash flows from operations, will be sufficient to fund future operating capital requirements, future manufacturing facility construction and other capital expenditures and future acquisitions to supplement our current product offerings. Should additional funds be required, we have $1.5 million of additional borrowing capacity available under our existing credit facility. Recently, the Company changed its commercial bank. Terms and credit lines remained similar.

The Company’s future contractual obligations for agreements with initial terms greater than one year, including agreements to purchase materials in the normal course of business, are summarized as follows (in thousands):

	As of June 30,		Payment Period
	2006	2007	2008	2009	2010
Current debt	146	40	-0-	-0-	-0-
Operating leases	71	135	115	-0-	-0-
Unconditional purchase obligations	1,323	1200	-0-	-0-	-0-

The Company’s additional borrowing capacity, along with the expected expiration period of the commitments, is summarized as follows (in millions):

Amount of Commitment
	Total	Expiration Per Period
	Amount	Less than	In excess of
	Committed	1 year	1 year
Secured revolving credit agreement and other lines of credit	$1.5	$1.5	-0-

As of June 30, 2006 the total amount is available.

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

BOVIE MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

The preparation of the consolidated financial statements, in conformity with U.S. GAAP, requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, property, plant and equipment, minority investment, legal proceedings, research and development, warranty obligations, product liability, sales returns and discounts, and income taxes are updated as appropriate, which in most cases is at least quarterly. We base our estimates on historical experience, actuarial valuations, or various assumptions that are believed to be reasonable under the circumstances and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Actual results may materially differ from these estimates.

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

BOVIE MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures [as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)] as of June 30, 2006 was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer (“the Certifying Officers”). Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is accumulated and communicated to management, including our President and Chief Financial Officer, as appropriate, to allow an assessment of the need to disclose and for timely decisions and timely reporting regarding required disclosure.

(b) Changes in internal controls

There was no change to the Company’s internal control over financial reporting during the quarter ended June 30, 2006 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There were no legal proceedings during the quarterly period ended June 30, 2006 pending that could have a material effect on our financial position.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND OF PROCEEDS

None

ITEM 3. DEFAULTS ON SENIOR SECURITIES HOLDERS

None

ITEM 4. SUBMISSION OF MATTERS TO VOTE BY SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

The Company filed a Form 510-K application, which has since been approved, with the Food and Drug Administration (FDA) for its “In-a-Flash” Suture Removal Device which is designed to remove sutures with a tension free cut. This device is to be utilized in various human and animal medical procedures.

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

Date: August 8, 2006

/s/Andrew Makrides
Chief Executive Officer - Andrew Makrides

/s/Andrew Makrides
Chief Financial Officer- Andrew Makrides