Form 10KSB
period 2006-09-30
BOVIE MEDICAL CORP
filed 2006-11-07
CIK 719135

U.S. Securities and Exchange Commission
Washington D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes [ X ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date: 14,726,938.

PART I. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

Assets

	(Unaudited)	(Audited)
	September 30, 2006	December 31, 2005

Current assets:

Cash	$ 2,309,492	$ 1,295,266
Trade accounts receivable (net)	3,016,709	2,316,761
Inventories	3,377,987	2,996,832
Prepaid expenses	424,447	335,492
Deferred tax asset	386,200	386,200

Total current assets	9,514,835	7,330,551

Property and equipment, (net)	3,163,142	2,595,641

Other assets:

Brand name/trademark (net)	1,509,662	1,509,662
Purchased technology (net)	316,084	33,663
License rights (net)	250,000	280,000
Deposits	21,215	21,215

	2,096,961	1,844,540

	$ 14,774,938	$ 11,770,732

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2006 AND DECEMBER 31, 2005
(CONTINUED)

Liabilities and Stockholders' Equity

	(Unaudited)	(Audited)
	September 30, 2006	December 31, 2005
Current liabilities:

Accounts payable	$ 921,937	868,212
Accrued expenses and other liabilities	775,909	471,006
Deferred revenue	109,636	141,586
Notes payable	203,241	348,328

Total current liabilities	2,010,723	1,829,132

Minority interest	125,000	140,000

Stockholders' equity:

Preferred stock, par value $.001 10,000,000 shares authorized 0 issued and outstanding on September 30, 2006 and December 31, 2005	--	--

Common stock par value $.001; 40,000,000 shares authorized, issued and outstanding 14,704,438 shares and 14,040,728 shares on September 30, 2006 and
December 31, 2005 respectively	14,722	14,059
Additional paid in capital	21,107,143	20,530,090
Accumulated deficit	(8,482,650)	(10,742,549)

Total stockholders' equity	12,639,215	9,801,600

Total liabilities and stockholders' equity	$14,774,938	$11,770,732

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 AND FOR THE
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
	(UNAUDITED)

	Three Months Ended September 30,		Nine Months September 30,
	2006	2005	2006	2005

Sales	$ 6,999,054	$ 5,038,908	$ 19,751,250	$ 14,839,711
Cost of sales	4,118,252	2,924,168	11,743,121	9,489,840

Gross Profit	2,880,802	2,114,740	8,008,129	5,349,871

Costs and expenses:
Research and development	261,923	303,850	631,674	657,939
Professional services	154,264	126,846	400,945	361,495
Salaries and related costs	647,002	447,210	1,847,328	1,469,673
Selling, general and administrative	952,453	1,038,418	2,789,005	2,653,983
Development joint venture	34,506	34,890	112,506	88,772

	2,050,148	1,951,214	5,781,458	5,231,862

Gain from operations	830,654	163,526	2,226,671	118,009

Other income (expense):
Interest (net of expense)	28,872	5,594	50,795	16,797

Net income before minority interest and income tax	859,526	169,120	2,277,466	134,806

Minority interest	5,000	2,500	15,000	7,500
Provision for income tax	(292,239)	(66,300)	(774,338)	(54,000)
Realized benefit of loss carryforward	284,672	66,300	741,771	54,000

Net income	$ 856,959	$ 171,620	$ 2,259,899	$ 142,306

Earnings per share

Net income:
Basic	.06	.01	.16	.01
Diluted	.05	.01	.13	.01

Weighted average number of shares outstanding	14,610,828	13,928,162	14,351,324	13,907,579

Weighted average number of shares outstanding adjusted for dilutive securities	17,483,781	15,925,494	16,895,099	16,020,454

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE PERIOD ENDED JANUARY 1, 2005 TO SEPTEMBER 30, 2006

	Options	Common		Paid-in
	Outstanding	Shares	Value	Capital	Deficit	Total

January 1, 2005	3,951,200	13,862,128	$ 13,881	$20,391,407	$(11,148,757)	$9,256,531

Options granted	475,500	--	--	--	--	--

Options exercised	(178,600)	178,600	178	138,683	--	138,861

Options forfeited	(31,230)	--	--	--	--	--

Income for period	--	--	--	--	406,208	406,208

December 31, 2005	4,168,870	14,040,728	$ 14,059	$20,530,090	$ (10,742,549)	$9,801,600

Options exercised	(663,710)	663,710	663	493,362	--	494,025

Options forfeited	(22,360)

Stock based compensation				20,390		20,390

Stock options issued to acquire assets				63,301		63,301

Income for period	--	--	--	--	2,259,899	2,259,899

September 30, 2006	3,482,800	14,704,438	$ 14,722	$ 21,107,143	$ (8,482,650)	$12,639,215

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	2006	2005

Cash flows from operating activities
Net income	$ 2,259,899	$ 142,306
Adjustments to reconcile net income
to net cash provided by (used in) operating activities:
Depreciation and amortization	394,106	344,292
Loss on disposals of fixed assets	6,727
Stock-based compensation	20,390	--
Stock-based expense for Henvil asset purchase	20,886	--

Changes in current assets and liabilities:
Receivables	(699,948)	(331,421)
Inventories and repair parts	(381,155)	(760,468)
Prepaid expenses	1,045	110,265
Other receivable	--	(55,000)
Accounts payable	53,725	98,051
Customer deposits	--	78,588
Accrued expense	304,903	111,115
Deferred revenue	(31,950)	(6,610)

Net cash provided (applied) by operating activities	1,948,628	(268,882)

Cash flows from investing activities
Increase in fixed assets	(929,253)	(781,621)
Increase in deposits	--	(2,000)
Increase in purchased technology	(264,088)	(2,001)

Net cash used in investing activities	(1,193,341)	(785,622)

Cash flows from financing activities
Decrease in mortgage payable	(348,328)	(23,748)
Increase in notes payable	132,067	--
Decrease in notes payable	(18,825)	--
Common shares purchased	494,025	50,363

Net cash provided in financing activities	258,939	26,615

Net increase (decrease) in cash and cash equivalents	1,014,226	(1,027,889)

Cash and cash equivalents, beginning of period	1,295,266	2,294,746

Cash and cash equivalents, end of period	$ 2,309,492	$ 1,266,857

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Cash paid during the nine months ended September 30:
	2006	2005

Interest paid	$ 15,969	$ 16,524
Income taxes	25,000	17,692

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005:

There were two non-cash investing and financing activities in the first three quarters of the year 2006. The first was $20,390 for stock based compensation to employees. The second was $63,301, which was the calculated fair value of stock options given as consideration in the purchase of assets under the Henvil agreement, of which $20,886 was expensed in the first nine months of 2006.

The fair value of the Henvil agreement options were estimated on the grant date using the binomial lattice option-pricing model with the following assumptions: expected volatility of 25%, expected term of 5 years, risk-free interest rate of 5.0%, and expected dividend yield of 0%. Expected volatility is based on a weighted average of the historical volatility of the Company's stock and peer company volatility. The average expected life was calculated using the simplified method under SAB 107. The risk-free rate is based on the rate of U.S. Treasury zero-coupon issues.

During the first nine months of 2006 we purchased patent pending rights and an exclusive license for technology. The patent and technology rights were valued at $306,503 of which the full amount had been paid as of September 30, 2006.

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

NOTE 2. INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined principally on the average cost method. Inventories at September 30, 2006 and December 31, 2005 were as follows:

	September 30, 2006	December 31, 2005

Raw materials	$1,307,296	$ 1,139,730
Work in process	1,406,072	1,267,991
Finished goods	664,619	589,111

Total	$ 3,377,987	$ 2,996,832

NOTE 3. INTANGIBLE ASSETS

At September 30, 2006 and December 31, 2005 intangible assets consisted of the following:

	September 30, 2006	December 31, 2005
Goodwill acquired:
Trade name (life indefinite)	$ 1,509,662	$ 1,509,662

Other intangibles:

License rights (20 yr life)	400,000	400,000
Less: Accumulated amortization	(150,000)	(120,000)
Net carrying amount	250,000	280,000

Purchased technology (5 yr life)	$ 587,267	$ 280,764
Less: Accumulated amortization	(271,183)	(247,101)

Net carrying amount	$ 316,084	$ 33,663

BOVIE MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 4. NEW ACCOUNTING PRONOUNCEMENTS

FASB Interpretation No. 46R, Consolidation of Variable Interest Entities - An Interpretation of ARB51

The FASB finalized FIN 46R in December 2003. FIN 46R expands the scope of ARB51 and various EITFs and can require consolidation of legal structures, called Variable Interest Entities (VIEs). Companies with investments in Special Purpose Entities (SPEs) were required to implement FIN 46R in 2003; however, companies with VIEs were permitted to implement in the first quarter of 2004. While we do not have SPEs, we do have a VIE that we have determined will qualify for consolidation. Our joint venture with Jump Agentur Fur Electrotechnik GMBH (“the Joint Venture”, “JAG”) qualifies as a VIE. We have consolidated this VIE for the period ended September 30, 2006 and for the year ended December 31, 2005. The most significant impact to our financial statements is to include the net intangible assets of JAG, totaling $250,000 for the period ended September 30, 2006, and minority interest of $125,000 as of September 30, 2006 to our balance sheets. The impacts on our consolidated statements of net income or cash flows are not material.

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

BOVIE MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 4. NEW ACCOUNTING PRONOUNCEMENTS (Continued)

Accounting for Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement No. 123R, Share-Based Payment ("SFAS 123R"), which requires companies to measure and recognize compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123R is being applied on the modified prospective basis. Prior to the adoption of SFAS 123R, the Company accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, as provided by SFAS 123, "Accounting for Stock Based Compensation" ("SFAS 123") and accordingly, recognized no compensation expense related to the stock-based plans as stock options granted to employees and directors were equal to the fair market value of the underlying stock at the date of grant. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard. During the first, second, and third quarters for 2006, the Company recorded $0, $11,305 and $9,085, respectively, in non-cash charges for the implementation of SFAS 123R. As of September 30, 2006, there was approximately $76,030 of total unrecognized compensation costs related to unvested options. That cost is expected to be recognized over a weighted average period of 3.5 years.

The weighted average grant date fair value of options granted during the nine months ended September 30, 2006 were estimated on the grant date using the binomial lattice option-pricing model with the following assumptions: expected volatility of 25%, expected term of 5 years, risk-free interest rate of 5.0%, and expected dividend yield of 0%. Expected volatility is based on a weighted average of the historical volatility of the Company's stock and peer company volatility. The average expected life was calculated using the simplified method under SAB 107. The risk-free rate is based on the rate of U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of option grants. The Company uses historical data to estimate pre-vesting forfeiture rates.

Allocation of non-cash stock based compensation expense for the nine months ended September 30, 2006:

September 30, 2006

Cost of Sales	$ 1,101
Research and Development	6,725
Salaries and related costs	12,564

Total	$ 20,390

NOTE 5. SHAREHOLDERS’ EQUITY

During the nine-month period ending September 30, 2006, we issued 663,710 common shares in exchange for employee and non-employee exercised options. The issuance of the common stock resulted in an increase in capital of $494,025.

BOVIE MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 6. EARNINGS PER SHARE

We compute basic earnings per share (“basic EPS”) by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding resulting from employee stock options during the period. The following table sets forth the computation of basic and diluted earnings per share for the nine month periods ended September 30, 2006 and 2005.
Nine months ended September 30
	2006	2005
Net income	$ 2,260	$ 142

Basic-weighted average shares outstanding	14,351	13,908

Effect of dilutive potential securities	2,544	2,112

Diluted - weighted average shares outstanding	16,895	16,020

Basic EPS	$ .16	$ .01

Diluted EPS	$ .13	$ .01

All above figures are in thousands except basic and diluted earnings per share which are not. The shares used in the calculation of diluted EPS exclude options to purchase shares where the exercise price was greater than the average market price of common shares for the period. Such shares aggregated approximately zero and .5 million in the nine months ended September 30, 2006 and 2005, respectively.

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

The agreement requires us to purchase certain equipment and machinery ($400,000.00 value) and to retain Henvil to develop the technology and complete the design of the arthroscopic and laparoscopic instruments. In addition we must also purchase tools and molds expected to cost approximately $120,000. Henvil and Steve Livneh have also been hired as consultants for the development of the technology. The consultants are to be paid $30,000 per month for twelve months from the day of execution of the agreement. In addition, commencing with the year following the first sale or commercial delivery of the Product, Bovie shall pay to Henvil’s principal, Steve Livneh, an initial minimum royalty of the greater of $35,000 per year or 3% of adjusted gross revenues received from the sale and marketing of the instruments. Thereafter, a royalty equal to 2.5% or adjusted gross sales for the life of the patents issuable for the technology.

Mr. Livneh also shall receive 50,000 5-year restricted stock options to purchase Bovie common stock for each category of instrumentation (a total of 100,000 stock options) exercisable at the closing price of Bovie common stock on the American Stock Exchange on the date of the contract. The respective options shall vest independently and immediately subject to Bovie receiving FDA clearance for marketing each of the products. We have received FDA 510k clearance to market the modular laparoscopic instruments.

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

We divide our operations into three reportable business segments: Electrosurgical products, battery operated cauteries and other products. The electrosurgical segment manufactures and markets electrosurgical generators, electrodes, electrosurgical pencils and various ancillary disposable products. These products are used in surgery for the cutting and coagulation of tissue. Battery operated cauteries are used for precise hemostasis (to stop bleeding) in ophthalmology and in other fields. Our other revenues are derived from nerve locators, disposable and reusable penlights, medical lighting, license fees, development fees and other miscellaneous income. Domestic sales accounted for 88% of total revenues for the nine months ended September 30, 2006 as compared to 84% in the first nine months of 2005. Most of the Company’s products are marketed through medical distributors which distribute to a market of more than 6,000 hospitals and to doctors and other health-care facilities.

International sales were slightly lower in the first nine months of 2006 and accounted for 12% of total revenues for that period, as compared to 16% for the period ended September 30, 2005. The Company’s products are sold in more than 150 countries through local dealers. Local dealer support is coordinated by sales and marketing personnel at the St. Petersburg, Florida facility. We have no branch offices other than the Florida facility. We sell our products to distributors that distribute them in the following countries: Argentina, Australia, Belgium, Brazil, Canada, Chile, Denmark, Finland, France, Germany, Greece, India, Italy, Japan, Korea, Mexico, The Netherlands, New Zealand, Norway, Poland, Portugal, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan, United Kingdom, China, the CIS (former Soviet Union), Cyprus, Indonesia, Ireland, Latin America, Malaysia, the Philippines, Thailand, Turkey, and Vietnam. Our business is generally not seasonal in nature.

Outlook for 2006

The Company’s outlook for the fiscal year ending December 31, 2006 continues positive, as we expect revenues to be at a record level which will translate into substantially improved net earnings when compared to fiscal year 2005. Our optimism is based on our sales during the first ten months of fiscal year 2006 and on current budget estimates. The outlook excludes any sales which may be generated by Bovie’s new products, some of which we expect to begin marketing though not necessarily impacting sales during the current year. As part of our growth, we continue experiencing higher costs in selling, payroll, professional fees, and administrative costs. Growth, to a significant degree, is being fueled by higher OEM sales and generally increased sales in most product areas. The markets for our products are highly competitive; however, we believe that our competitive advantage is rooted in our ability to offer high quality products that meet changing demand. In addition, we offer the flexibility, quality of products and responsiveness that a smaller company can offer.

Fiscal year 2006 featured new product introductions either by Bovie alone, and/or in collaborations with other larger medical companies. The shifting away from being highly dependent on OEM contracts and toward designing, developing and marketing our own brand of products, is accelerating and we anticipate that this will result in improved margins in the future. We have received 510k clearances to market the suture removal device, the ICON GI and the modular laparoscopic instruments.

BOVIE MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(CONTINUED)

Result of Operations (to be read in conjunction with the profit and loss statement)

The table below outlines the components of the consolidated statements of earnings as a percentage of net sales and the year-to-year percentage change in dollar amounts:

Analysis of Quarter Ended September 30, 2006/2005

			Percentage			Percentage
			Change in			Change in
	3rd Quarter		Dollar amounts	Nine months		Dollar amounts

	2006	2005		2006	2005
	%	%	%	%	%	%

Sales	100.0	100.0	39.0	100.0	100.0	33.0
Cost of sales	59.0	58.0	41.0	60.0	64.0	24.0
Gross profit	41.0	42.0	36.0	40.0	36.0	50.0

Other costs:
R & D	4.0	6.0	(14.0)	3.0	4.0	(4.0)
Professional fees	2.0	2.0	22.0	2.0	2.0	11.0
Salaries	9.0	9.0	45.0	9.0	10.0	26.0
SGA	13.0	21.0	(8.0)	14.0	18.0	5.0
Equity in loss of Unconsolidated affiliate	1.0	1.0	(1.0)	1.0	1.0	27.0

Total other costs	29.0	39.0	5.0	29.0	35.0	11.0

Gain/ from operations	12.0	3.0	408.0	11.0	1.0	1,787.0

Other income	0.0	0.0	416.0	0.0	0.0	202.0

Net Income before Minority Interest and Income Tax	12.0	3.0	408.0	11.0	1.0	1,589.0

Minority Interest	0.0	0.0	100.0	0.0	0.0	100.0
Income tax expense	(4.0)	(1.0)	341.0	(4.0)	(0.0)	1,334.0
Income tax benefit	4.0	1.0	329.0	4.0	0.0	1,274.0

Net earnings	12.0	3.0	399.0	11.0	1.0	1,488.0

BOVIE MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(CONTINUED)

The table below sets forth domestic/international and product line sales information for the third quarter of 2006 and 2005.

Net Sales (in thousands)			Percentage change	Increase/
	2006	2005	2006/2005	(Decrease)
Domestic/international sales:
Domestic	$ 6,160	$ 4,138	49.0	2,022
International	839	901	(7.0)	( -62)

Total net sales	$ 6,999	$ 5,039	39.0	1,960

Product line sales:
Electrosurgical	$ 5,041	$ 3,388	49.0	1,653
Cauteries	1,465	1,429	3.0	36
Other	493	222	17.0	72

Total net sales	$ 6,999	$ 5,039	39.0	1,960

The table below sets forth domestic/international and product line sales information for the nine months of 2006 and 2005.

Net Sales (in thousands)			Percentage change	Increase/
	2006	2005	2006/2005	(Decrease)
Domestic/international sales:
Domestic	$ 17,278	$ 12,330	40.0	4,948
International	2,473	2,510	(1.0)	(37)

Total net sales	$ 19,751	$ 14,840	33.0	4,911

Product line sales:
Electrosurgical	$ 13,435	$ 8,613	56.0	4,822
Cauteries	4,343	4,031	8.0	312
Other	1,973	2,196	(10.0)	(223)

Total net sales	$ 19,751	$ 14,840	33.0	4,911

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005

The results of operations for the nine months ended September 30, 2006 show increased sales and increased profitability, as compared to the first nine months of 2005. Sales were $19.8 million for the nine months ended September 30, 2006 as compared to $14.8 million for the same period of 2005, an increase of 33% or $5.0 million. Sales of electrosurgical products increased by 56% or $4.8 million compared to the same period of 2005 while sales of cauteries increased by 8% from $4.0 million to $4.3 million. Other sales decreased by 10% from $2.2 million to $2.0 million. Over the last nine months we have instituted price increases on cauteries and other products of 3%. No sales of one particular electrosurgical product dominated the number of units sold.

Arthrex sales of generators and accessories increased $2.3 million or 112% from $2.05 million in the first nine months of 2005 to $4.4 million in the first nine months of 2006.

BOVIE MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(CONTINUED)

Domestic sales were $17.3 million for first nine months of 2006, representing an increase of 40% from the same period last year. International sales were $2.5 million for the first nine months of 2006, representing a decrease of 1% over the same period 2005.

Cost of sales represented 60% of sales in the first nine months of 2006 as compared to 64% of sales in the first nine months of 2005, a total of $11.7 million and $9.5 million, respectively, an increase of $2.2 million. The reason for the decrease in cost of sales percentage was due to a decrease of 5.7% in indirect costs as a percentage of sales and a decrease in labor cost as a percentage of sales of 2.72%. As our sales have increased our indirect costs and labor costs as a dollar amount have not increased in the same manner and have remained relatively constant. Material cost as a percentage of sales increased slightly from 32% for the first nine months of 2005 to 33% for the first nine months of 2006.

Research, development and engineering expenses were 3.0% and 4.0% of sales for the first nine months of 2006 and 2005, respectively. These expenses, as a dollar amount, decreased 4% in 2006 to $631,674 a decrease over the corresponding period of 2005 of $26,265. New products under development are the modular forceps instruments, suture removal device, plasma technology, GI device and various improvements to our line of electrosurgical generators.

Professional fees increased from $361,495 in the first nine months of 2005 to $400,945 in the first nine months of 2006, an increase of $39,449 or 11%. The company had increased legal costs in patent research and filings for some of the new products under development for first nine months ended September 30, 2006 compared to the previous year’s first nine months.

Salaries and related costs increased in the first nine months of 2006 by 26% to $1.8 million as compared to the first nine months of 2005 at $1.5 million. The increase was mainly attributable to additional employees and annual salary increases needed to foster the growth of the company in various areas.

Selling, general and administrative expenses increased by 5.0% for the first nine months of 2006 as compared to the first nine months of 2005, to a total of $2.8 million.

Total costs and expenses went from $5,231,862 for the nine months ended September 30, 2005 to $5,781458 for the same period in 2006, an increase of $549,596 or 11%.

Net interest earned increased by $33,998 during the first nine months of 2006 when compared to the first nine months of 2005 as a result of our higher cash balances being invested and yielding higher interest rates.

The effective income tax rate was 36% in the first nine months of 2006 and the first nine months of 2005. There was also a tax loss carryover benefit of 35.6 % for the first nine months of 2006 and 36% for first nine months of 2005. The difference between the income tax and the tax loss carryover benefit for the first nine months of 2006 is $32,567, an estimated amount for the AMT (alternative minimum tax).

Diluted net earnings increased $.12 to $.13 per share or $2,259,899 in the first nine months of 2006 as compared to a net income of $142,306 or $.01 per share in the first nine months of 2005. The increase in earnings of the first nine months of 2006 over the first nine months of 2005 was mostly attributable to an increase in electrosurgical sales while labor costs and indirect costs of sales as a dollar amount remained constant.

BOVIE MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(CONTINUED)

Results of Operations- Three months ended September 30, 2006 and September 30, 2005

Sales for the three month period ended September 30, 2006 were $7.0 million as compared to $5.0 million for the same period in 2005, an increase of $2.0 million or 39%. The increase was mainly attributed to increased sales of electrosurgical products.

Cost of goods sold increased from $2.9 million to $4.1 million an increase of $1.2 million or 41% for the three month period ended September 30, 2006 as compared to the same period in 2005.

Gross profit increased from $2.1 million to $2.9 million an increase of $.8 million or 36%. Gross profit percentage decreased from 42% in 2005 to 41% in 2006. The reason for the decrease was due to a slight increase in materials cost, as a percentage of sales, allocated to the product mix sold during the quarter. Factory overhead costs and labor costs, as a dollar amount, remained the same.

Research and development decreased by $41,927 or 14% from $303,850 to $261,923 for the quarters ended September 30, 2005 and September 30, 2006, respectively. The decrease is due to reduced costs for new products under development as they approach completion (i.e. modular forceps instruments, suture removal device, and GI device).

Professional fees increased by $27,418 or 22% from $126,846 to $154,264 for the quarters ended September 30, 2005 to September 30, 2006, respectively. This increase is mainly attributed to increased legal costs in patent research and filings for some of the new products under development.

Salaries and related costs increased from $447,210 to $647,002 for the quarters ended September 30, 2005 to September 30, 2006, respectively, an increase of $199,792 or 45%. This increase was mainly attributable to adding employees and salary increases needed to foster the growth of the company.

Selling, general and administrative expenses decreased by $85,965 or 8% from $1,038,418 to $952,453 for the quarters ended September 30, 2005 to September 30, 2006, respectively. The largest areas of increased costs were for commissions and liability insurance.

Total costs and expenses went from $1,951,214 for the three months ended September 30, 2005 to $2,050,148 for the same period in 2006, an increase of $98,934 or 5%.

Net interest income increased from $5,594 to $28,872 in income for the quarter ended September 30, 2006 as compared to quarter ended September 30, 2005. The increase is a direct result from the investment of our higher cash balances yielding higher interest rates.

Net income for the three months ended September 30, 2006 was $856,959 or $.05 diluted earnings per share as compared to net income of $171,620 for the same quarter in 2005, an increase of $685,339 or 399%. The main reason for the increase in net income of the three months ended September 30, 2006 over the same period for 2005 was mostly attributable to an increase in electrosurgical sales coupled with labor and indirect costs, as a dollar amount of cost of goods sold, which remained relatively unchanged.

Marketing and Sales

We sell our products through distributors both overseas and in U.S. markets. New distributors are contacted through responses to our advertising in domestic and international medical journals and domestic or international trade shows.

We have agreements with various sales representatives to develop markets for our new products and to maintain customer relations. Our current representatives receive an average commission of approximately 4% of sales in

BOVIE MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(CONTINUED)

their market areas. In the first nine months of 2006 and 2005, commissions paid were $448,956 and $328,444 respectively, an increase of 37%.

An adequate supply of raw materials is available from both domestic and international suppliers. The relationship between us and our suppliers is generally limited to individual purchase order agreements, supplemented by contractual arrangements with key vendors to ensure availability of certain products. We have developed multiple sources of supply where possible.

In order to provide additional working capital, we have secured a $1.5 million credit facility with Bank of America. This facility is payable on demand. For the period ended September 30, 2006, we had zero funds drawn down on this credit facility.

Our ten largest customers accounted for approximately 72% of net revenues for the first nine months of 2006 as compared to 64% in the same period of 2005. For both periods ended September 30, 2006 and 2005, our ten largest trade receivables accounted for approximately 78% and 60% of outstanding receivables, respectively. In the first nine months of 2006 and 2005 one customer accounted for 22% and 14% of total sales, respectively.

Product Development

Most of the Company’s products and product improvements have been developed internally. Funds for this development have come from internal cash flow and the issuance of common stock upon the exercise of stock options. The Company maintains close working relationships with physicians and medical personnel in hospitals and universities who assist in product research and development. New and improved products play a critical role in the Company’s sales growth. The Company continues to place emphasis on the development of proprietary products and product improvements to complement and expand its existing product lines. The Company has a centralized research and development focus, with its one manufacturing location responsible for new product development and product improvements. Our research, development and engineering units at the manufacturing location maintain relationships with distribution locations and customers in order to provide an understanding of changes in the market and product needs. During 2005 and into 2006 we invested in the J Plasma Technology, the Suture Removal Technology, the Gastrointestinal “GI” device and undertook development of Cardio and Urological Electrosurgical devices for a contractual partner. The suture removal device, the GI device, modular laparoscopic instruments and the Bovie Button are being marketed although no significant sales are anticipated in 2006. The ongoing cost for this development will be paid from operating cash flows.

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

BOVIE MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(CONTINUED)

Liquidity and Capital Resources

Our working capital at September 30, 2006 increased $2.0 million to $7.5 million from $5.5 million at December 31, 2005. The increase in working capital was primarily a result of cash provided from operating activities. Accounts payable and other accrued liabilities together increased $.2 million in the first nine months of 2006 as a result of the growth in the business. Accounts receivable day sales outstanding were 47.3 days and 45.8 days at September 30, 2006 and September 30, 2005 respectively.

We generated cash from operations of $1.9 million for the nine months ended September 30, 2006 compared with applying cash to operations of $.27 million in the same period of 2005. The increase in cash from operations for the period ended September 30, 2006 compared to the prior year is primarily due to the increase in sales volume.

In the first nine months ended September 30, 2006 we applied $.9 million for the purchase of fixed assets. Total borrowing decreased by $258,939, which was the net amount of paying off our first mortgage coupled with proceeds received from the exercise of stock options and the incurred debt from short term financing of insurance premiums.

We had $2.3 million in cash and cash equivalents at September 30, 2006. We also had outstanding borrowings totaling $.2 million at that date which all consisted of current note payable debt at September 30, 2006. We believe our cash on hand, as well as anticipated cash flows from operations, will be sufficient to fund future operating capital requirements, future manufacturing facility construction and other capital expenditures and future acquisitions to supplement our current product offerings. Should additional funds be required, we have $1.5 million of additional borrowing capacity available under our existing credit facility.

The Company’s future contractual obligations for agreements with initial terms greater than one year, including agreements to purchase materials in the normal course of business, are summarized as follows (in thousands):

	As of September 30,		Payment Period
	2006	2007	2008	2009	2010
Current debt	137	66	-0-	-0-	-0-
Operating leases	36	135	115	-0-	-0-
Unconditional purchase obligations	1,009	3,026	-0-	-0-	-0-

The Company’s additional borrowing capacity, along with the expected expiration period of the commitments, is summarized as follows (in millions):

Amount of Commitment
	Total	Expiration Per Period
	Amount	Less than	In excess of
	Committed	1 year	1 year
Secured revolving credit agreement and other lines of credit	$1.5	$1.5	-0-

As of September 30, 2006 the total amount is available.

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

BOVIE MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(CONTINUED)

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

Insurance Deductible Reserves

We maintain reserves for fifty percent of our maximum insurance deductible exposure related to our product liability insurance coverage. This reserve amount is estimated using a historical average for the Company.

 BOVIE MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(CONTINUED)

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures [as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)] as of September 30, 2006 was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer (“the Certifying Officers”). Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.

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

(b) Changes in internal controls

There was no change to the Company’s internal control over financial reporting during the quarter ended September 30, 2006 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

BOVIE MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There were no legal proceedings during the quarterly period ended September 30, 2006 pending that could have a material effect on our financial position.

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

The Company has received 510-K approval to market its ICON GI and modular laparoscopic instruments.

ITEM 6. EXHIBITS

31.1
Certifications of Andrew Makrides, President and Chief Executive Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certifications of Gary D. Pickett, Chief Financial Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley act of 2002.

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

Bovie Medical Corporation.
(Registrant)

Date: November 7, 2006

/s/Andrew Makrides
Chief Executive Officer - Andrew Makrides

/s/Gary D. Pickett
Chief Financial Officer- Gary D. Pickett