Form 10QSB
period 2006-09-30
BOVIE MEDICAL CORP
filed 2006-11-16
CIK 719135

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

BOVIE MEDICAL CORPORATION
INDEX TO FORM 10-QSB
FOR THE QUARTER ENDED SEPTEMBER 30, 2006
	(This filing was originally mistakenly filed under the header of 10KSB, for the Quarter ended September 30, 2006 instead of Form 10QSB header. This filing is to correct that error.)

Contents		Page
Part I:	Financial Information	3
Item 1:	Consolidated Financial Statements

	Consolidated Balance Sheet - September 30, 2006 and December 31, 2005	3

	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2006 and 2005	5

	Consolidated Statement of Shareholders' Equity for the period January 1, 2005 to September 30, 2006	6

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2006 and 2005	7

	Notes to Financial Statements	9
Item 2:	Management's Discussion and Analysis	13

Item 3:	Controls and Procedures	21

Part II.	Other Information	22

Item 1:	Legal Proceedings	22
Item 2:	Unregistered Sales of Equity Securities and use of Proceeds	22
Item 3:	Defaults Upon Senior Securities	22
Item 4:	Submission of Matters to Vote of Security Holders	22
Item 5:	Other Information	22
Item 6:	Exhibits	22
	Signatures	23

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