Form 10-K
period 2006-12-31
BOVIE MEDICAL CORP
filed 2007-03-22
CIK 719135

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
Commission file number 0-12183

BOVIE MEDICAL CORPORATION

(Exact name of registrant as specified in its charter)
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

Indicate by check mark whether the registrant (I) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer [ ]  Accelerated filer [ ]  Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [ ]  No [X]

Issuer’s revenues for its most recent fiscal year were $26,676,182.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 20, 2007 was approximately $128,172,274.

The number of shares of the registrant's $.001 par value common stock outstanding as of March 20, 2007 was 15,258,604.

Company Symbol-BVX Company SIC (Standard Industrial Code)-3841

DOCUMENTS INCORPORATED BY REFERENCE
There are no documents incorporated by reference.
Bovie Medical Corporation
2006 Form 10-K Annual Report

BOVIE MEDICAL CORPORATION

Part I

ITEM 1. Business

Overview

Bovie Medical Corporation (“the Company” or “Bovie”) was incorporated in 1982, under the laws of the State of Delaware and has its principal executive office at 734 Walt Whitman Road, Melville, New York 11747.

Bovie is actively engaged in the business of manufacturing and marketing medical products and developing related technologies. Aaron Medical Industries, Inc. (“Aaron”), a 100% owned subsidiary based in St. Petersburg, Florida is engaged in marketing our medical products. Bovie Canada ULC, a 100% owned subsidiary located in Windsor, Ontario, functions mainly as a product development and manufacturing company focused on endoscopic devices. Over the past several years, we changed our focus to the manufacture and marketing of generators and electrosurgical disposables, evidenced by the development of a broad range of electrosurgical generators designed for doctor’s offices, surgicenters and hospitals.

We manufacture and market products both under private label and the Bovie/Aaron label to distributors worldwide. Additionally, Bovie/Aaron has original equipment manufacturing (OEM) agreements with other medical device manufacturers. These OEM and private label arrangements and our use of the Bovie/Aaron label allow us to gain greater market share for the distribution of our products.

Company Products

Electrosurgery Products

We continue to expand our line of electrosurgery products, which include, desiccators, generators, electrodes, electrosurgery pencils, and various ancillary disposable products. These products are used in surgery for the cutting and coagulation of tissue and constitute our largest product line. Our accessories for electrosurgery products are substantially compatible with most major manufacturers’ electrosurgery generator products. With the exception of OEM products, all of our electrosurgery generators and accessories are marketed using the internationally recognized Bovie trademark. It is estimated that 80% of all surgical procedures performed worldwide are accomplished by electrosurgery, including laparoscopic, as well as general surgery and surgical procedures in gynecology, urology, plastic surgery and dermatology.

Bovie/Aaron 800 and 900 High Frequency Desiccators

These products are low powered desiccators, designed primarily for dermatology and plastic surgery in a physician’s office. The units are 30-watt high frequency generators used mainly in doctors’ offices for removing small skin lesions and growths.

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

New Products

Low Temperature Focused Plasma Technology (in development)

In February 2000, we entered into a Joint Venture Agreement with a non-affiliated German corporation, Jump Agentur Fur Elektrotechnik GMBH, wherein we have a 50% interest in the equity and a 50% interest in the profits of the joint venture. Pursuant to the agreement, Bovie initially advanced $200,000 to the partnership to cover costs of further research toward the production of two commercial prototypes. Bovie has made available its facilities in Florida for development, manufacturing and marketing of the products of the joint venture and is responsible to expend its best efforts to secure all necessary financing for the research, development and marketing of the products estimated to be an amount up to $1.5 million. To date we have expended approximately $.8 million for the development of the technology. Based upon our current cash position, cash flows and credit facility we believe we have the financial resources to satisfy our obligations.

Pursuant to agreement, the joint venture acquired an exclusive license to produce and market any surgical/medical devices utilizing this technology. In fiscal 2006, 2005 and 2004, Bovie made additional advances to the joint venture in the form of research and development of prototypes expending $138,912, $161,190 and $39,286 in development and engineering costs, respectively.

This technology utilizes a gas ionization process using only one working electrode. The device produces a stable thin focused beam of ionized gas that can be controlled in a wide range of temperatures and intensities, providing the surgeon with precision, minimal invasiveness and an absence of conductive currents during surgery substantially reducing overheating in the area or burning.

The device has been developed and patented in both Europe and the United States. Bovie has constructed several pre-production prototypes for field-testing purposes as a prelude to eventual FDA submission and clearance for manufacturing. The initial intended uses are in the areas of veterinary medicine, dermatology, plastic surgery, cosmetology and gastroenterology.

Prior to contracting with JUMP Agentur and prior to the formation of the joint venture, JUMP Agentur had licensed its J-Plasma technology to Soring, a German company. The agreement was terminated but Soring has filed its own patent possibly using the plasma technology as its basis. Management of both JUMP and Bovie believes Soring may have breached its agreement with JUMP and may be liable for its actions. As a result there is no assurance that there will not be future litigation involving the joint venture and/or JUMP Agentur with Soring.

To date there have been no revenues recorded by the joint venture.

New Generator Platform

We have developed a new generator platform, which incorporates a flexible and simple user interface and allows for customization of the output modes for a variety of electrosurgical applications.

•	ICON GI Device

The ICON GI (in development) is a custom designed specialty electrosurgical product for the gastroenterological market. This product is designed to improve safety and convenience in performing GI procedures (a) by ensuring that the accessories are properly connected, thereby avoiding procedural mishaps, and (b) by allowing for the settings to be customized by the physician user. Available statistics indicate that during the period 1996 to 2000 colonoscopies performed in the United States increased 100%. We have received US Food and Drug Administration (“FDA”) 510K clearance to market the ICON GI and we anticipate sales and production of these units to begin in the second quarter of 2007.

•	Bovie Button

After a review of time-motion studies and focus groups of gastroenterologists and GI lab assistants we have completed development of a new device designed to eliminate the foot pedal and cables which are associated with standard electrosurgical generators found in all gastrointestinal (“GI”) labs. On March 1, 2006, subject to sterilization validation, we received FDA 510K clearance to market the Bovie Button. We have recently commenced marketing of this product.

Suture Removal Device (in development)

In October 2003 we entered into an exclusive worldwide license agreement with Emergency Medical Innovations, LLC., (EMI) a non-affiliated company, to manufacture and market a disposable suture removal device (patent pending). The device is expected to reduce time for removing stitches in a doctor’s office, medical clinic or emergency room. The device is designed to remove sutures with a tension free cut to be utilized in various medical procedures on humans and animals. We have received FDA 510K clearance and anticipate release and marketing to medical professionals during the second quarter of 2007. We expended development funds of approximately $35,197 for fiscal 2006, $66,000 in 2005 and $50,000 in 2004. When the product begins selling we will pay a 6% royalty to EMI, the licensor.

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

Bovie IDS 400

We have developed a new and more powerful 400 watt generator for sale in overseas markets. Shipments of the product are expected to commence late in the first quarter.

Endoscopic Modular Instruments

In January, 2006, pursuant to agreement to acquire technology from Henvil Corp. Ltd.(“Henvil”) and Steve Livneh, its principal, we acquired patent pending technology for new endoscopic disposable and reusable modular instruments (“the Product”). The innovative modular forceps are ergonomically designed to provide surgeons’ added comfort and improved safety while reducing per-procedure costs. The modular forceps offer a unique and simpler assembly process for laparoscopic procedures and is the first modular design for the arthroscopy market. Commercial prototypes have been developed and we have received FDA 510K clearance to market the modular laparoscopic instruments. We anticipate sales and production to commence towards the end of the second quarter 2007. The estimated annual worldwide market size for instruments of these categories is estimated to exceed $200 million. We received FDA 510K clearance to market the instrument.

During fiscal 2006, pursuant to the agreement with Henvil and Steve Livneh, we purchased machinery and equipment in the approximate amount of $450,000. In addition, commencing with the year following the first sale or commercial delivery of the Product, Bovie shall pay to Henvil’s principal, Steve Livneh, an initial minimum royalty of the greater of $35,000 per year or 3% of adjusted gross revenues received from the sale and marketing of the instruments. Thereafter, Mr. Livneh will be paid a royalty equal to 2.5% of adjusted gross sales for the life of the patents issuable for the technology.

As additional consideration for the acquisition of the technology, Mr. Livneh received 50,000 5-year restricted stock options to purchase Bovie common stock for each category of instrumentation (a total of 100,000 stock options) exercisable at the closing price of Bovie common stock on the American Stock Exchange on the date of execution of the Agreement, January 11, 2006. The options vested upon FDA clearance for marketing the product.

Bovie Canada Products

In October 2006 we acquired assets of Lican Developments LTD (Lican), an Ontario, Canada Corporation. The assets acquired include proprietary patent pending technologies, working prototypes in various stages of development and production equipment. Lican is a product development and manufacturing company focused on endoscopic devices (see Note 10 of Notes to Consolidated Financial Statements).

Technologies in development include:

-
Tip-On-Tube® a disposable tip technology complementary to Bovie’s previously acquired and announced Modular Ergonomic Grip (MEG) forceps. Bovie acquired the MEG technology in January 2006 and recently received Food and Drug Administration (FDA) clearance to market the product.

-
A new surgical handle platform called the Modullion® that allows a plurality of electrical and mechanical modes to be used in conjunction with reusable and disposable mono and bipolar cartridges and is applicable to most endoscopic surgeries.

-	Seal-N-Cut® a family of endoscopic instruments used in monopolar and bipolar vessel and tissue cutting and sealing.

Bovie formed the wholly owned subsidiary, Bovie Canada, which will continue the further development of these technologies as well as manufacturing the new devices and other Bovie products.

Bovie Canada features state-of-the-art manufacturing equipment such as computerized multi-axis machinery, micro-laser welding equipment and electro-discharge drilling machinery.

Endoscopic instruments (and their continued development), acquired in the January 2006 agreement with Henvil, have become part of the Bovie Canada subsidiary’s operations and are included in the Bovie Canada array of technologies. Patent applications have been filed and we anticipate the marketing and sales of products to begin in later part of second quarter.

Boston Scientific Agreement

In October 2006, we entered into an exclusive distribution and marketing agreement with Boston Scientific Corporation for the sale of an electrosurgery device for use in Boston Scienfitic’s oncology business. Pursuant to the agreement, Bovie will manufacture the product. The product will be co-labeled with both the Boston Scientific and Bovie names displayed. Additionally, the contract provides that we receive funding from Boston Scientific as part of start-up manufacturing costs.

ITEM 1A. Risk factors

In addition to risks and uncertainties in the ordinary course of business, important risk factors are discussed in the sub-paragraphs below entitled Manufacturing, Marketing and Distribution, Competition, Government Regulation, Manufacturing, International Regulation, Patents and Trademarks, Liability and Insurance, and Adverse Weather.

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

We have two major OEM customers, Arthrex, Inc. and Medtronic, Inc., for which we manufacture products on a private label basis, pursuant to an agreement. The Arthrex, Inc agreement provides, among other things, that we will be reimbursed for our expenses in developing products according to Arthrex’s specifications. Arthrex owns the intellectual property, which was developed based on our technical know-how. We may not generally compete in Arthrex markets with the product developed. The agreement further provides that Arthrex is not obliged to place any orders for the product developed, but if it does seek to place orders, it must place them exclusively with us. The agreement also generally provides for product warranties, insurance, termination, and confidentiality. Subject to certain circumstances, the Arthrex Agreement has a termination date of November 2007 (the “Termination Date”). However, the Agreement further provides that if neither party elects to terminate by May 2007, the Agreement shall extend for an additional 3-year period beyond the Termination Date. In fiscal 2006, Arthrex orders represented approximately 22% of our total revenues. As such, should Arthrex determine to reduce or cease placement of orders for the products, our business will likely be adversely affected.

Our agreement with Medtronic, Inc. contains similar terms for reimbursement of expenses for developing products according to Medtronic’s specifications, product warranties, insurance, termination, and confidentiality. Medtronic also owns the intellectual property, which was developed based on our technical know-how. We may not generally compete with the products developed in Medtronic’s markets. In addition, under the agreement Medtronic is not obliged to place any orders for the product developed, but if it does seek to place orders, it must place them exclusively with us. In fiscal 2006, Medtronic orders represented approximately 11% of our total revenues. As such, should Medtronic determine to reduce or cease placement of orders for the products, our business will likely be adversely affected.

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

We also compete by private labeling our products for major distributors under their label. This allows us to increase our position in the marketplace and thereby compete from two different approaches, our Aaron or Bovie label, and our customers’ private label. Our private label customers distribute our products under their name through their internal sales force. Our main competitors do not private label their products

Lastly, we only sell our product through distributors. Since we never sell direct to the end user, we are participating with our distribution partners, and never competing with them. Many of the companies we compete with sell direct, thus competing directly with distributors they sometimes use.

Main competitors are Conmed, Valleylab (a division of Tyco) and Erbe Electromedizine, in the electrosurgery market, Xomed (a division of Medtronics), in the battery operated cautery market and Ethicon and U.S. Surgical in the endoscopic instrumentation market. We believe our competitive position did not change in 2006.

Government Regulation

United States

The Company’s products and research and development activities are subject to regulation by the FDA and other regulatory bodies. FDA regulations govern, among other things, the following activities:

•	Product development.
•	Product testing.
•	Product labeling.
•	Product storage.
•	Pre-market clearance or approval.
•	Advertising and promotion.
•	Product traceability, and
•	Product indications.

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

International Regulation

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

Pre-market notification clearance must be obtained for some Class I and most Class II devices when the FDA does not require pre-market approval. A pre-market approval application is required for most Class III devices. A pre-market approval application must be supported by valid scientific evidence to demonstrate the safety and effectiveness of the device. The pre-market approval application typically includes:

•	Results of bench and laboratory tests, animal studies, and clinical studies,
•	A complete description of the device and its components,
•	A detailed description of the methods, facilities and controls used to manufacture the device, and proposed labeling.

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

We have recently filed new patent applications for the Bovie Button, a snare device (GI accessory products), modular laparoscopic instruments, the output stage to our generator platform, and a Plasma Stream patent application relating to the plasma technology. We also plan to file new trademark applications relating to our other GI products later this year.

Liability and Insurance

The manufacture and sale of medical products entail significant risk of product liability claims. Bovie currently maintains product liability insurance with combined coverage limits of $10 million on claims made basis. There is no assurance that this coverage will be adequate to protect us from any possible liabilities we might incur in connection with the sale or testing of our products. In addition, we may need increased product liability coverage as products are commercialized. This insurance is expensive and in the future may not be available on acceptable terms, if at all.

Adverse Weather

Our manufacturing facilities are located in St. Petersburg, Florida and could be affected due to multiple risks from fire, hurricanes and the like. In the recent past, Florida has sustained four (4) major hurricanes, the last of which occasioned damage to the roof of one of our buildings. We sustained flooding and loss of furniture and equipment. The damage was mildly disruptive to operations. Although we carry casualty insurance and business interruption insurance, future possible disruptions of operations due to hurricanes or fire could affect our ability to meet our commitments to our customers and impair important business relationships, the loss of which could adversely affect our operations and profitability.

Research and Development

The amount expended by us on research and development of our products during the years 2006, 2005 and 2004, totaled $1,048,175, $985,807 and $907,389 respectively. We have not incurred any direct costs relating to environmental regulations or requirements. Our research and development costs for our products are not borne by our customers.

Employees

Presently Bovie has a total of approximately 161 full time employees. These consist of 5 executive officers, 24 supervisory and managerial personnel, 8 sales, 124 technical support administrative and factory employees.

Significant Subsidiaries

Aaron Medical Industries, Inc., is a Florida Corporation with offices in St. Petersburg, Florida. It is principally engaged in the business of marketing our medical products.

Bovie Canada ULC is an Alberta, Canada Corporation with its facility located in Windsor, Ontario. The principal function of this facility is product development and manufacturing focused mainly on endoscopic devices.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no outstanding unresolved comments from the staff of the Securities and Exchange Commission.

ITEM 2. Description of Properties

Bovie has executive office space at 734 Walt Whitman Road, Melville, New York, its St. Petersburg, Florida manufacturing facility located at 7100 30th Ave N., and its Windsor, Canada facility located at 3180 Grand Marais E. Bovie leases the executive offices in New York for $1,529 per month through the year 2006 and leases the Windsor facility for $2,725 Canadian dollars per month for the last quarter 2006. Bovie owns its main facility in Florida consisting of 28,000 square feet of office, warehousing and manufacturing space.

On August 20, 2003, Bovie signed an agreement to lease approximately 20,000 square feet of space located at 3200 Tyrone Blvd., St. Petersburg, Florida for sixty-two months commencing on September 1, 2003 and terminating on October 31, 2008, with an option to renew for an additional five years. This additional space provides Bovie with a total of 48,000 square feet of manufacturing warehousing and office space in Florida. The building leased is in close proximity to our original (and owned) manufacturing facility in St. Petersburg, Florida. The base monthly rent is $8,750 commencing on November 1, 2003. The base rent increases by 3% for each year of the lease. We are responsible for common area maintenance, insurance and real estate taxes, which have been established at $1,667 per month for the first year of the term of the lease.

An additional 4,200 square feet of office and warehouse space (also in close proximity) is leased on a month-to-month basis at 7191 30th Ave N, St. Petersburg for $2,314 per month, which continues into 2007.

ITEM 3. Legal Proceedings

We presently have no material litigation outstanding.

ITEM 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to securities holders during the fourth quarter of the year ended December 31, 2006.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

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

2006	High	Low

1st Quarter	$3.70	$2.89
2nd Quarter	6.85	2.85
3rd Quarter	9.23	6.01
4th Quarter	10.14	6.61

2005	High	Low

1st Quarter	$3.05	$2.20
2nd Quarter	2.54	1.95
3rd Quarter	2.44	1.60
4th Quarter	2.99	2.05

On March 20, 2007, the closing bid for Bovie’s Common Stock as reported by the American Stock Exchange was $8.40 per share. As of March 20, 2007, the total number of shareholders of the Bovie’s Common Stock was approximately 3,500, of which approximately 2,800 are estimated to be shareholders whose shares are held in the name of their broker, stock depository or the escrow agent holding shares for the benefit of Bovie Medical Corporation shareholders and the balance are shareholders who keep their shares registered in their own name.

Dividend Policy

We have never declared or paid any cash dividends on our common stock and we do not intend to pay cash dividends in the foreseeable future. We currently expect to retain any future earnings to fund the operation and expansion of our business.

ITEM 6. Selected Financial Data

The following selected consolidated financial data (presented in thousands, except per share amounts and employee data) are derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

	2006	2005	2004	2003	2002

Sales, net	$ 26,676	$ 20,211	$ 20,495	$ 16,551	$ 12,447
Cost of sales	16,075	12,649	12,638	9,435	7,191

Gross Profit	10,601	7,562	7,857	7,116	5,256

Other costs:
Research and development	1,048	986	907	717	694
Professional services	520	447	416	393	322
Salaries and related costs	2,558	2,011	1,977	2,275	2,094
Selling, general and administration	3,712	3,553	3,249	2,937	2,497
Development cost - joint venture	139	161	39	82	124

Total other costs	7,977	7,158	6,588	6,404	5,730

Income from operations	2,624	404	1,269	712	(474)

Other income and (expense):

Other Income			245		2
Interest income	103	47	3	3	5
Interest expense	(16)	(23)	(15)	(34)	(48)
	87	24	233	(31)	(41)

Net income before income tax and minority expense	2,711	428	1,502	681	(515)
Minority Interest in expense	20	10	10

Income tax expense	(942)	(164)	(541)	(246)	--
Income tax benefit	894	132	541	246	--

Net income (Loss)	$ 2,683	$ 406	$ 1,512	$ 681	$ (515)

Net income (Loss) per common share:
Basic	$ 0.19	$ 0.03	$ 0.11	$ 0.05	$ (0.04)
Diluted	$ 0.16	$ 0.03	$ 0.09	$ 0.05	$ (0.04)

Financial position:
Cash, cash equivalents	$ 2,953	$ 1,295	$ 2,294	$ 306	$ 379
Working capital	8,081	5,501	5,551	3,837	3,085
Total assets	16,686	11,771	11,169	9,234	8,501
Long-term debt	418	0	348	380	412
Stockholders’ equity	$ 14,060	$ 9,802	$ 9,257	$ 7,450	$ 6,491
Year Ended December 31,
(in thousands, except per share amounts)

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes.

Executive Level Overview

We are a medical device company engaged in the manufacturing and marketing of electrosurgical devices. Our medical products include a wide range of devices including electrosurgical generators and accessories, cauteries, medical lighting, nerve locators and other products.

We divide our operations into three reportable business segments.  Electrosurgical products, battery operated cauteries and other products. The electrosurgical segment sells electrosurgical products which include dessicators, generators, electrodes, electrosurgical pencils and various ancillary disposable products. These products are used in surgery for the cutting and coagulation of tissue. Battery operated cauteries are used for precise hemostasis (to stop bleeding) in ophthalmology and in other fields. Our other revenues are derived from nerve locators, disposable and reusable penlights, medical lighting, license fees, development fees and other miscellaneous income.

Domestic sales accounted for 88% of total revenues in 2006 as compared to 83% in 2005 and 85% in 2004. Most of the Company’s products are marketed through medical distributors, which distribute to more than 6,000 hospitals and to doctors and other health-care facilities. During fiscal 2006, 2005 and 2004, revenues from Arthrex, Inc., represented 22%, 15% and 29% of our revenues, respectively. For fiscal 2006 Medtronic, Inc. revenues represented 11% of our total revenues. No other single end customer accounted for more than 10% of our revenues for the fiscal 2006, 2005, or 2004.

As a result of strong domestic sales International sales represented 12% of total revenues in 2006 as compared to 17% in 2005 and 15% in 2004. The Company’s products are sold in more than 150 countries through local dealers. Local dealer support is coordinated by sales and marketing personnel at the St. Petersburg, Florida facility. We have no manufacturing facilities branch offices other than the Florida facility. We sell our products to distributors that distribute them in the following countries: Argentina, Australia, Austria, Belgium, Brazil, Canada, Chile, Denmark, Finland, France, Germany, Greece, India, Italy, Japan, Korea, Mexico, The Netherlands, New Zealand, Norway, Poland, Portugal, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan, the United Kingdom, China, the CIS (former Soviet Union), Cyprus, Indonesia, Ireland, Korea, Latin America, Malaysia, the Philippines, Thailand, Turkey, and Vietnam. Our business is generally not seasonal in nature.

Outlook for 2007

Our acquisition of intellectual properties and certain assets of Lican Development, Ltd. during the fourth quarter of fiscal 2006 is a clear signal that a shift away from being highly reliant on OEM business and targeting substantially larger markets in electrosurgery is underway. This direction is expected to generate greater sales and higher operating margins, which long term should result in improved earnings.

Planning ahead, Bovie Canada represents our enthusiasm in the future. Moving forward, management estimates that the MEG and Polaris™ hand held product lines will significantly increase future revenues. Additional new products in electrosurgery will continue to be featured during 2007 and 2008 as we move into new niche markets. For example, our ICON GI, together with accessory products, will mark our entry into the gastroenterology market while other new electrosurgery products are slated for other large niche markets.

As a result of costs relating to our Canada facility, over the short term, we may experience an impact to our bottom line; however, we are confident that the acquisition will be beneficial to future revenues and our products are expected to achieve greater recognition in the growing and dynamic medical equipment industry. In addition, as these products enter various markets they can create opportunities for possible collaborative agreements with larger companies.

Forecasting is admittedly a difficult task and it has always been our policy to adopt a conservative approach. Although our goals are ambitious, we believe they will be achieved. Our commitment is not just to sustain our level of growth but also to accelerate it in future years.

The outlook is based on a number of assumptions, which are subject to change; some of which are outside our control. A variation in our assumptions may result in a change in this outlook.

Results of Operations (to be read in conjunction with the profit and loss statement)

The table below outlines the components of the consolidated statements of earnings as a percentage of net sales for the periods indicated:

	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004

Sales	100.0%	100.0%	100.0%
Cost of sales	60.3	62.6	61.1
Gross profit	39.7	37.4	38.9

Other costs:
R & D	3.9	4.9	4.4
Professional fees	2.0	2.6	2.0
Labor	9.6	9.6	9.6
SGA	13.9	17.6	16.4
Development cost - joint venture	0.5	0.8	0.2

Total other costs	29.9	35.4	32.6

Income from operations	9.8	2.0	6.2

Other income/expense	0.3	.1	1.2

Net income before taxes and minority expense	10.1	2.1	7.4

Minority Interest	0.1
Income tax expense	(3.5)	(.8)	(2.2)
Income tax benefit	3.4	.7	2.2

Net income after taxes	10.1	2	7.4

Comparison of Fiscal 2006 to Fiscal 2005

The table below sets forth domestic/international and product line sales Information:

Net Sales (in thousands)				Percentage
			Increase	Change
	2006	2005	(Decrease)	2006/2005

Domestic/international sales (in thousands)

Domestic	$ 23,431	$ 16,830	$ 6,601	39%
International	3,245	3,381	(136)	(4%)

Total net sales	$ 26,676	$ 20,211	6,465	32%

Product line sales:
Electrosurgical	15,531	12,191	3,340	27%
Cauteries	5,846	5,462	384	7%
Other	5,299	2,558	2,741	107%

Total net sales	$ 26,676	$ 20,211	$ 6,465	32%

The results of operations for the twelve months ended December 31, 2006 show increased sales and increased profitability, as compared to the twelve months of 2005. Our net sales increased 32% in 2006 to $26.7 million from $20.2 million in 2005 ($6.5 million increase). An increase of 27% was seen in our electrosurgical product line along with increased sales of generators and accessories to Arthrex. Arthrex net sales amounted to $6.1 million for 2006, an increase of $3.1 million or 103% from $3.0 million in 2005. Approximately 6000 generator units were shipped in 2006 as compared to 4,600 for 2005. No sales of one particular electrosurgical product dominates the number of units sold. We instituted price increases of 3% on cauteries and other products in 2006.

Domestic sales were $23.4 million for 2006 an increase of 39% from $16.8 million for 2005. International sales were $3.3 million for 2006 a slight decrease of $0.1 million from $3.4 million for 2005.

Cost of sales represented 60% of sales in 2006 compared to 63% of sales in 2005 . The 3% lower cost of sales in 2006 was mainly attributable to a decrease of 5.9% in indirect costs as a percentage of sales and a decrease in labor cost as a percentage of sales of 2.44%. As our sales have increased, our indirect costs and labor costs as a dollar amount have not increased in the same manner and have remained relatively constant. Material cost as a percentage of sales increased slightly from 32% for fiscal 2005 to 33% for fiscal 2006.

Research, development and engineering expenses represented 3.9% and 4.9% of sales for 2006 and 2005, respectively. These expenses decreased by 1.0% as a percentage of sales in 2006 but increased to $1,048,174, an increase over 2005 spending of $62,260. The higher spending level is the result of development costs in advance of our proposed product launches in 2007. New products under development are the modular forceps instruments, suture removal device, ICON GI Device, plasma technology and various improvements to our line of electrosurgical generators.

Research and development for the J. Plasma device decreased from $161,191 in 2005 to $138,913 in 2006, a decreased of 13.8% or $22,278.

Professional fees decreased slightly from $527,346 in 2005 to $519,861 in 2006, a decrease of $7,485 or 1.4%.

Salaries and related costs increased by 32.4% from $1.93 million to $2.56 million. The increase was mainly attributable to additional employees and annual salary increases needed to foster the growth of the company in various areas.

Selling, general and administrative expenses increased by .2 million or 3.7% to $3.7 million in 2006 as compared to $3.5 million for 2005.

Net interest earned increased by $62,675 during fiscal 2006 when compared to fiscal 2005 as a result of our higher cash balances being invested and yielding higher interest returns.

The effective income tax rate was 36% for 2006 and 2005. There was also a tax loss carryover benefit of 35.6 % for 2006 and 36% for 2005. The difference between the income tax and the tax loss carryover benefit for 2006 is $47,567, an estimated amount for the AMT (alternative minimum tax).

In October of 2006, we acquired assets of Lican Development LTD (see Note 10 of Notes to Consolidated Financial Statements) and formed a wholly owned subsidiary, Bovie Canada ULC. Fourth quarter 2006 net income excluding Bovie Canada was $481,528. Fourth quarter 2006 consolidated net income was $423,307 or a decrease of 13.8%. We anticipate this investment to be accretive in 2007.

Net earnings for fiscal 2006 increased 561% to $2.7 million from $0.4 million in 2005. Basic net earnings per share increased by 533% to $0.19 in 2006 from $0.03 in 2005. Diluted earning per share in 2006 was $0.16 as compared to $.03 for diluted earnings per share for 2005.

We sell our products through distributors both overseas and in US markets. New distributors are contacted through responses to our advertising in international and domestic medical journals and domestic or international trade shows.

We have arrangements with various sales representatives to develop markets for our new products and to maintain customer relations. Our current representatives receive an average commission of approximately 4% of sales in their market areas. In 2006 and 2005, commissions paid were $592,159 and $442,373 respectively, an increase of 33.8%. The increase was due to increased sales upon which we pay commissions.

An adequate supply of raw materials is available from both domestic and international suppliers. The relationship between our suppliers and us is generally limited to individual purchase order agreements, supplemented by contractual arrangements with key vendors to ensure availability of certain products. We have developed multiple sources of supply where possible.

In order to provide additional working capital, we have secured a $1.5 millions credit facility with a local commercial bank. This facility is payable on demand. For the year ended December 31, 2006, we had zero funds drawn down on this credit facility.

Our ten largest customers accounted for approximately 73% of net revenues for 2006 as compared to 65% in 2005. For fiscal year December 31, 2006, our ten largest trade receivables accounted for approximately 79% of receivables as compared to 66% for fiscal 2005. In 2006, two customers accounted for greater than 10% of our sales, Arthrex for 22% and Medtronic for 10.5%. In 2005, Arthrex was our only customer that accounted for over 10% of total revenues.

2005 Compared with 2004

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

Our net sales decreased 1% in 2005 to $20.2 million from $20.5 million in 2004 ($.3 million decrease). Net sales remained relatively constant across our product lines. Approximately 4,500 generator units were shipped in 2004 as compared to 4,600 for 2005. No sales of one particular electrosurgical product dominates the number of units sold. We increased prices for our products in 2005 by an average of 3.5%

Arthrex sales of generators and accessories decreased 2.9 million or 50% from 5.9 million in 2004 to 3.0 million in 2005. The decrease was offset by increase of generators sold through distributors.

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

Research and development for the J. Plasma device increased from $39,286 in 2004 to $161,190 in 2005, an increase of 310% or $121,904.

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

The effective income tax rate was 36% in 2005 and 2004. There was also a tax loss carryover benefit of 36.2% in 2004. An estimate of alternative minimum tax was $10,000 in 2005 and AMT paid for 2004 was $22,015. Income from operations was $403,968 in 2005 as compared to $1,268,556 in 2004. A decrease of 68% or $864,588. The main reasons for the decrease in earning was higher research and development of $200,322, a decrease in gross profit of $295,008 and an increase in SG&A of $303,972.

In October 2004, a hurricane tore a portion of the roof off the office facility at 7100 30th Avenue North, St. Petersburg, Florida causing extensive water damage to that portion of the building. The cost of the building allocated to the loss was $63,749 of which there was depreciation of $12,278 leaving a net cost of $51,471. As per Financial Accounting Standard Board interpretation number 30 we have recognized a gain of $245,264 from the non-monetary asset being involuntarily converted to a monetary asset through the payment by the insurance company of $296,735. This is reflected as other income on the consolidated statement of income.

Net earnings decreased 73% to $.4 million from $1.5 million in 2004. Basic net earnings per share, decreased by 73% to $.03 in 2005 from $.11 in 2005. Diluted earnings per share in 2005 was $.03 as compared to $.09 for diluted earnings per share for 2004.

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

Our ten largest customers accounted for approximately 65% of net revenues for 2005 as compared to 70% in 2004. For both years December 31, 2005 and 2004, our ten largest trade receivables accounted for approximately 66% of outstanding receivables in both years. In 2005 and 2004, one customer accounted for 15% and 29% of total sales, respectively.

Product Development

Most of the Company’s products and product improvements have been developed internally. Funds for this development have come from internal cash flow and the issuance of common stock upon the exercise of stock options. The Company maintains close working relationships with physicians and medical personnel in hospitals and universities who assist in product research and development. New and improved products play a critical role in the Company’s sales growth. The Company continues to place emphasis on the development of proprietary products and product improvements to complement and expand its existing product lines. The Company has a centralized research and development focus, with its one manufacturing location responsible for new product development and product improvements. Our research, development and engineering units at the manufacturing location maintain relationships with distribution locations and customers in order to provide an understanding of changes in the market and product needs. During 2005 and into 2006 we invested in the J Plasma Technology, the Suture Removal Technology, the Gastrointestinal “GI” device and undertook development of Cardio and Urological Electrosurgical devices for a contractual partner. The suture removal device, the GI device, modular laparoscopic instruments and the Bovie Button are being marketed, although no significant sales are anticipated until 2007. The ongoing cost for this development will be paid from operating cash flows.

In the next year we do not contemplate any material purchase or acquisition of assets that our ordinary cash flow and or credit line would be unable to sustain.

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

Reliance on Collaborative, Manufacturing and Selling Arrangements

We are dependent on certain contractual OEM customers for product development, wherein we are to provide the manufacturing of the product developed. However, the customer has no legal obligation to purchase the developed products. Should the collaborative customer fail to give us purchase orders for the product after development, our future business and value of related assets could be negatively affected. Furthermore, no assurance can be given that a collaborative customer may give sufficient high priority to our products. In addition, disagreements or disputes may arise between Bovie and its contractual customers, which could adversely affect production of our products. We also have informal collaborative arrangements with two foreign suppliers where in we request the development of certain items and components and we purchase them pursuant to purchase orders. Our purchase orders are never more than one year and are supported by orders from our customers.

In January 2006 we entered into an agreement to acquire patents and technology for endoscopic disposable and reusable modular instruments, requiring us to purchase equipment, tools and molds valued at $450,000. As part of the agreement, we retained the services of the seller and its principal at rate of $30,000 per month for one year, which ended on December 31, 2006, to develop commercial prototypes for marketing. The seller, Steve Livneh, as of October 1, 2006 accepted an employment position with Bovie Medical.

Liquidity and Capital Resources

Our working capital at December 31, 2006 was $8.1 million compared to $5.5 million at December 31, 2005. Accounts receivable days sales outstanding were 42 days and 45 days at December 31, 2006 and 2005 respectively. Days sales in inventory increased 11 days to 109 days at December 31, 2006 from 98 days at December 31, 2005. The higher days sales in inventory is due to increased inventories resulting from additional orders to be shipped and products to be manufactured under OEM contracts.

In fiscal 2006, net cash provided by operating activities amounted to $3.0 million compared to a net cash applied of $.2 million to operations in 2005. The increase in cash from operations in 2006 compared to the prior year is primarily due to the increase in sales volume.

Net cash used in investing activities was $1.1 million during fiscal 2006 for the purchase of fixed assets, an increase of $0.2 million compared to cash used in fiscal 2005.

Net cash provided from financing activities was $1.15 million for fiscal 2006, an increase of $1.05 million compared to fiscal 2005. Total borrowing declined by $186,462 and employees and others exercised options and purchased shares amounting to $1.3 million.

We had $3.0 million in cash and cash equivalents at December 31, 2006. We also had outstanding short-term borrowings totaling $161,948 at that date. We believe our cash on hand, as well as anticipated cash flows from operations, will be sufficient to fund future operating capital requirements, future manufacturing facility construction and other capital expenditures and future acquisitions to supplement our current product offerings. Should additional funds be required, we have $1.5 million of additional borrowing capacity available under our existing credit facility.

The Company’s future contractual obligations for agreements with initial terms greater than one year, including agreements to purchase materials in the normal course of business, are summarized as follows (in thousands):

		Payment Period
	2007	2008	2009	2010
Long-term debt	-0-	-0-	-0-	-0-
Operating leases	219	223	-0-	-0-
Unconditional purchase obligations	5,033	-0-	-0-	-0-

The Company’s additional borrowing capacity, along with the expected expiration period of the commitments, is summarized as follows (in millions):

Amount of Commitment
	Total	Expiration Per Period
	Amount	Less than	In excess of
	Committed	1 year	1 year
Secured revolving credit agreement and other lines of credit	$1.5	$1.5	-0-

As of December 2006 the total amount is available.

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

The preparation of the consolidated financial statements, in conformity with U.S. GAAP, requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, property, plant and equipment, minority investment, legal proceedings, research and development, warranty obligations, product liability, sales returns and discounts, and income taxes are updated as appropriate, which in most cases is at least quarterly. We base our estimates on historical experience, or various assumptions that are believed to be reasonable under the circumstances and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Actual results may materially differ from these estimates.

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

Impairment of goodwill and other long-lived assets

We review long-lived assets which are held and used, including fixed assets and purchased intangible assets, for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Such evaluations compare the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset over its expected useful life and are significantly impacted by estimates of future prices and volumes for our products, capital needs, economic trends and other factors which are inherently difficult to forecast. If the asset is considered to be impaired, we record an impairment charge equal to the amount by which the carrying value of the asset exceeds its fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. Occasionally, we may hold certain assets for sale. In those cases, the assets are reclassified on our balance sheet from long-term to current, and the carrying value of such assets are reviewed and adjusted each period thereafter to the fair value less expected cost to sell.

We test our goodwill for impairment annually as of the first day of our fourth fiscal quarter and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. The goodwill impairment test is a two-step process. The first step of the impairment analysis compares our fair value to our net book value. In determining fair value, the accounting guidance allows for the use of several valuation methodologies, although it states quoted market prices are the best evidence of fair value. If the fair value is less than the net book value, the second step of the analysis compares the implied fair value of our goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, we recognize an impairment loss equal to that excess amount.

Share-based Compensation

 Under the Company’s stock option plan, options to purchase Common Shares of the Company may be granted to key employees, officers and directors of the Company and its affiliates by the Board of Directors. The Company accounts for stock options in accordance with SFAS Statement 123 (R) with option expense amortized over the vesting period based on the binomial lattice option-pricing model fair value on the grant date. The Company adopted SFAS 123(R) on January 1, 2006.
(See Note 2. Significant Accounting Policies)

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

Other Matters

We distribute our products throughout the world. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our operating results are primarily exposed to changes in exchange rates among the United States dollar and European currencies, in particular the euro and the British pound. When the United States dollar weakens against foreign currencies, the dollar value of sales denominated in foreign currencies increases. When the United States dollar strengthens, the opposite situation occurs. We manufacture our products in the United States, China, Canada and Bulgaria and incur the costs to manufacture in US dollars. This worldwide deployment of factories serves to partially mitigate the impact of the high costs of manufacturing in the US.

Recent Accounting Pronouncements

New Accounting Pronouncements: In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, - a replacement of APB Opinion No. 20 and FASB Statement No.3". The Statement establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The provisions of this Statement are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement was issued. The Company does not believe that the adoption of this Statement in fiscal 2007 will have a material impact on the Company's financial position or result of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - and amendment of FASB Statements No. 133 and 140". This Statement, among other things, allows a preparer to elect fair value measurement of instruments in cases in which a derivative would otherwise have to be bifurcated. The provisions of this Statement are effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. Early adoption is permitted for instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Company does not believe that the adoption of this Statement in fiscal 2007 will have a material impact on the Company's consolidated financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140" This Statement amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. The provisions of this Statement are effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. Early adoption is permitted for instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Company does not believe that the adoption of this Statement is fiscal 2007 will have material impact on the Company's consolidated financial position or results of operations.

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48") which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The Company is currently evaluating the impact of adopting the provisions of FIN 48 in fiscal 2007.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Our financial instruments include cash, cash equivalents and short-term investments. We are exposed to interest rate risk on our short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid overnight money market investments. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term overnight securities. If a 10% change in interest rates were to have occurred on December 31, 2006, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we have concluded that we do not have a material financial market risk exposure.

ITEM 8. Financial Statements and supplementary data

The information required by this item may be found on pages F-1 through F-9 of this Annual Report on Form 10-K.

(See Attached)

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no disagreements with, or changes in, accountants.

ITEM 9A. Disclosure Controls And Procedures

(a) Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of Bovie’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of December 31, 2006 was carried out under the supervision and with the participation of Bovie’s management, including the President and Chief Executive Officer and the Chief Financial Officer (“the Certifying Officers”). Based on that evaluation, the Certifying Officers concluded that Bovie’s disclosure controls and procedures are effective.

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

(b) Changes in internal controls

There was no change to Bovie’s internal control over financial reporting during the fiscal year ended December 31, 2006 that materially affected, or is reasonably likely to materially affect, Bovie’s internal control over financial reporting.

Part III

ITEM 10. Directors and Executive Officers of the Registrant

Set forth below is information regarding the executive officers and directors of Bovie Medical as of January 31, 2007:

Name	Position	Director Since
Andrew Makrides	Chairman of the Board, President, and CEO	December 1982
J. Robert Saron	President of Aaron Medical Industries, Inc. and Director	August 1994
George Kromer	Internal Auditor and Director	October 1995
Brian Madden	Director	September 2003
Randy Rossi	Director	September 2004
Michael Norman	Director	September 2004
Moshe Citronowicz	Executive Vice President and Chief Operating Officer	September 2004
Gary D. Pickett	Chief Financial Officer	--
Vera MacElroy	Secretary/Director of Human Resources	--

Directors serve for one-year terms and are elected at the annual shareholders meeting.

Andrew Makrides, Esq. Age 65, Chairman of the Board and President, member of the Board of Directors, received a Bachelor of Arts degree in Psychology from Hofstra University and a Juris Doctor Degree from Brooklyn Law School. He is a member of the Bar of the State of New York and practiced law from 1968 until joining Bovie Medical Corporation as a co-founder and Executive Vice President and director, in 1982. Mr. Makrides became President of the Company in 1985 and the CEO in December 1998 and has served as such to date. Mr. Makrides employment contract extends to December 31, 2011.

J. Robert Saron, age 54, Director, holds a Bachelor degree in Social and Behavioral Science from the University of South Florida. From 1988 to present Mr. Saron has served as a director of Aaron Medical Industries, Inc. (formerly Suncoast Medical Manufacturing, Inc.). Mr. Saron served as CEO and chairman of the Board of the Company from 1994 to December 1998. Mr. Saron is currently the President of Aaron Medical Industries, Inc., which serves as the Company’s marketing subsidiary, and he is also a member of the Board of Directors of the Company. Mr. Saron serves on two industry boards, the Health Industry Distributors Association Education Foundation and the Health Care Manufacturing Marketing Council. Mr. Sarons employment contract extends to December 31, 2011.

George Kromer, Jr., age 66, became a director on October 1, 1995. On January 1, 2006 Mr. Kromer accepted an employment position with Bovie Medical Corporation as an internal auditor for the company in which he still maintains his capacity as a director. Mr. Kromer has been writing for business publications since 1980. In 1976, he received a Master’s Degree in health administration from Long Island University. He was engaged as a Senior Hospital Care Investigator for the City of New York Health & Hospital Corporation from 1966 to 1986. He also holds a Bachelor of Science Degree from Long Island University’s Brooklyn Campus and an Associate in Applied Science Degree from New York City Community College, Brooklyn, New York.

Moshe Citronowicz, age 54, is a graduate of the University of Be’er Sheva, Be’er Sheva, Israel, with a Bachelor of Science Degree in electrical engineering. Since coming to the United States in 1978, Mr. Citronowicz has worked in a variety of manufacturing and high tech industries. In October 1993, Mr. Citronowicz joined the Company as Vice President of Operations. He is responsible for all areas of manufacturing, purchasing, product redesign, as well as new product design. In September 1997, Mr. Citronowicz was appointed by the Board of Directors to the position Executive Vice President and Chief Operating Officer. Mr. Citronowicz’s employment contract extends to December 31, 2011.

Gary D. Pickett, CPA, age 55, holds an MBA from the University of Tampa, a BS degree in Accounting from Florida State University, and served five years as a field artillery officer in the United States Army. Gary joined as controller of Bovie in March 2006 and became Chief Financial Officer in October 2006. During the past five years, Mr. Pickett held positions of Director of Financial Systems with Progress Energy Services of Raleigh, NC, Vice President and Controller of Progress Rail Services, a subsidiary of Progress Energy Services in Albertville, AL, each of which were non-affiliated with Bovie. He has had extensive experience in Sarbanes-Oxley implementation as well as GAAP accounting and SEC Reporting.

Brian Madden, age 52, joined Bovie as a director in August 2003. He graduated from Iona College in 1976 with a Bachelor of Business Administration degree. He is currently the president of Liberty Title Agency, which he founded in 2001 and is currently the president. He has been a member of the boards of various professional and civic organizations such as: Long Island Housing Partnership, chairman of NYS Land Title Assoc-Agents Committee, Elwood School Board, Good Samaritan Hospital Board of Governors, Long Island Children’s Museum and various others. Mr. Madden presently sits on our audit committee.

Randy Rossi, age 47, joined Bovie as director in 2004. He graduated from the University of Southwestern LA, with a BSBA degree in management. Mr. Rossi currently serves as Executive VP at Brewer Corp. Prior to that he was president at Kendall Patient Care Division of TYCO Healthcare from 2000-2004.

Michael Norman, CPA age 49, joined Bovie in 2004. He manages the CPA firm, Michael Norman, CPA, PC since 1994 specializing in business financial planning as well as governmental and financial auditing. Mr. Norman is a member of the Nassau County Board of Assessors, Treasurer of the Don Monti Memorial Research Foundation and a Glen Cove City Councilman, all located on Long Island, New York. He also serves as the expert member of Bovie’s audit committee.

Vera MacElroy, age 57, joined Bovie in 2000. For the past seven years has held the position of Director of Human Resources. Prior to relocating to Florida, she was employed by Barron’s Educational Series in Hauppauge, New York where she held the position of Human Resources Manager for five years.

We have a 3-member audit committee consisting of two independent members of the Board of Directors, Brian Madden and Michael Norman CPA, along with George Kromer, Chairman. One of the independent members, Michael Norman serves as a financial expert for the Committee.

On March 30, 2004 Bovie adopted an executive employee ethics code.

A copy of the code of ethics which expressly relates to the CEO and CFO will be provided without charge to any person upon request to Bovie Medical Corporation, 734 Walt Whitman Road, Melville, NY 11747, Attn: Andrew Makrides.

ITEM 11. Executive Compensation

The following table sets forth the compensation paid to the executive officers of the registrant for the three years ended December 31, 2006:

Summary Compensation Table

Name And Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- Tion Earnings ($)	Change in Pension Value and Nonquali- Fied Deferred Compensa- Tion Earnings ($)	All Other Compen- Sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Andrew Makrides President, CEO, Chairman of the Board	2006 2005 2004	$223,668* (1) $186,418 $167,326	3,685 3,428 3,189	0 0 0	0 56,250 53,250	0 0 0	0 0 0	0 0 0	$227,373 $246,096 $223,759
Gary D. Pickett Chief Financial Officer	2006 2005 2004	$66,442* (4) 0 0	1,731 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	$68,173 0 0
J. Robert Saron President Aaron Medical and Director	2006 2005 2004	$287,419* (2) $256,173 $233,036	5,218 4,854 4,515	0 0 0	0 56,250 53,250	0 0 0	0 0 0	0 0 0	$292,637 $317,277 $290,801
Moshe Citronowicz Vice President Chief Operating Officer	2006 2005 2004	$249,257* (3) $193,451 $170,766	3,834 3,567 3,318	0 0 0	0 56,250 53,250	0 0 0	0 0 0	0 0 0	$253,091 $253,268 $227,334
Vera MacElroy Secretary Director of Human Resources	2006 2005 2004	$68,394* (5) $62,612 $59,817	1,350 1,250 1,133	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	$69,744 $63,862 $60,950

__________________________________________

In 2004 and 2005 a total of 225,000 options were granted to executive officers and directors for each of these fiscal years, of which the 225,000 options granted in 2005 were not pursuant to a qualified shareholder approved plan and are restricted. No options were granted to executive officers and directors for 2006.

(A) Started with Bovie on March 27, 2006.

*(1) Includes $27,825 for unused vacation pay, which had been reserved for in prior years. This had no effect on the 2006 earnings.

*(2) Includes $13,045 for unused vacation pay, which had been reserved for in prior years. This had no effect on the 2006 earnings.

*(3) Includes $49,561 for unused vacation pay, which had been reserved for in prior years. This had no effect on the 2006 earnings.

*(4) Includes $865 for unused vacation pay, which had been reserved for in 2006.

*(5) Includes $2,194 for unused vacation pay, which had been reserved for in prior years. This had no effect on the 2006 earnings.

Equity Compensation Plan Information:

Plan category	Number of Securities to be issued upon exercise of outstanding options,	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation Plans approved by Security holders	3,203,700	$1.49	66,000

Total	3,203,700	$1.49	66,000

The following table summarizes: 1. The options granted in the last fiscal year 2006 and 2. The aggregated option exercises in the last fiscal year and the fiscal year-end option values.

Aggregate Option/SAR Exercises in the Fiscal Year Ended December 31, 2006 Option/SAR Values
(a)	(b)	(c)	(d)		(e)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at December 31, 2006 (#)		Value of Unexercised In-the Money Options/SARs at December 31, 2006($)

			Exercisable	Unexercisable	Exercisable	Unexercisable
Andrew Makrides	70,000	$453,300	465,000	-	$ 4,217,550	-
George Kromer	70,000	372,400	370,000	-	3,355,900	-
Moshe Citronowicz	-0-	-	465,000	-	4,217,550	-
Rob Saron	34,340	254,603	232,500	-	2,108,775	-
Brian Madden	-	-	85,000	-	770,950	-
Michael Norman	-	-	60,000	-	544,200	-
Gary D. Pickett	-	-		-		-
Randy Rossi Vera MacElroy	- -	- -	50,000 5,000	-	453,500 45,350	-

Total	174,340	$1,080,303	1,727,500	-	$ 15,713,775	-

__________________________________________

(1) Assumes $9.07 per share fair market value on December 31, 2006 which was the closing price on December 29, 2006, the last day of trading in 2006.

The following is a table showing the director compensation for the year ending December 31, 2006:

Director Compensation

Name	Fees Earned Or Paid In Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Brian Madden	0	0	0	0	0	0	0
Michael Norman	0	0	0	0	0	0	0
Randy Rossi	0	0	0	0	0	0	0

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

Outside Directors are compensated in their capacities as Board members through option grants. Our Board of Directors presently consists of J. Robert Saron, Andrew Makrides, Chairman, CEO, and President, George Kromer, Jr., Randy Rossi, Michael Norman and Brian Madden. Previously for the past years prior to January 1, 2006, pursuant to a written agreement, Mr. Kromer has been retained by Bovie Medical Corporation as a business and public relations consultant on a month-to-month basis at the average monthly fee of $2,000. As of January 1, 2006 Mr. Kromer accepted an employment position of internal auditor with the company.

There have been no changes in the pricing of any options previously or currently awarded.

In January 2004, we extended employment contracts with certain of our officers for six years. The employment agreements provide, among other things, that the Executive may be terminated as follows:

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

The following schedule shows all contracts and terms with officers of Bovie.

Bovie Medical Corporation
December 31, 2006

	Contract	Expiration	Current	Auto
	Date	Date(1)	Base Pay	Allowance

Andrew Makrides	01/01/98	1/31/2011(1)	$186,091	$ 6,310
J. Robert Saron	01/01/98	1/31/2011(1)	263,406	6,310
Moshe Citronowicz	01/01/98	1/31/2011(1)	193,507	6,310
Steve Livneh	10/02/06	11/01/2009(2)	150,000	6,310
__________________________________________

(1)
Includes total extensions for eight years- Salaries increase annually pursuant to a contract formula. In the event of a change in control, each officers’ contract contains an option for each respective officer to resign and receive 3 years salary.

(2) Joined Bovie on 11/2/06 as President of Bovie Canada, ULC.

ITEM 12. Section 16(a) Beneficial Ownership Reporting Compliance

The following table sets forth certain information as of December 31, 2006, with respect to the beneficial ownership of the Company’s common stock by all persons known by the Company to be the beneficial owners of more than 5% of its outstanding shares, by directors who own common stock and/or options to levy common stock and by all officers and directors as a group.
	Number of Shares
			Nature of	Percentage of
Name and Address	Title	Owned (i)	Ownership	Ownership(i)
The Frost National Bank	Common	1,000,000	Beneficial	6.6%
FBO Renaissance
US Growth Investment
Trust PLC.
Trust no. W00740100

The Frost National Bank	Common	1,000,000	Beneficial	6.6%
FBO, BFS US Special
Opportunities Trust PLC.
Trust no. W00118000

Bjurman Barry & Associates	Common	790,731	Institutional	5.2%

Directors and Officers
Andrew Makrides 734 Walt Whitman Road Melville, NY 11746	Common	850,800(ii)	Beneficial	5.6%

George Kromer P.O. Box 188 Farmingville, NY 11738	Common	440,000(iii)	Beneficial	2.9%

J. Robert Saron 7100 30th Avenue North St. Petersburg, FL 33710	Common	399,681(iv)	Beneficial	2.6%

Brian Madden 300 Garden City Plaza Garden City, NY 11530	Common	85,000 (vi)	Beneficial	.6%

Mike Norman	Common	60,000(vii)	Beneficial	.4%
410 Jericho Tpke.
Jericho, NY

Randy Rossi	Common	50,000(viii)	Beneficial	.4%
2641 Kelliwood Circle
Shrevesport, LA

Moshe Citronowicz 7100 30th Avenue North St. Petersburg, FL 33710	Common	639,591 (v)	Beneficial	4.2%

Gary Pickett	-	-	-	-
7100 30th Avenue North St. Petersburg, FL 33710
Vera MacElroy 7100 30th Avenue North St. Petersburgh, FL 33710	Common	16,000 (ix)	Beneficial	-

Officers and Directors as a group (9 Persons)		2,541,072(x)		16.8%

 __________________________________________

(i) Based on 15,223,538 outstanding shares of Common Stock and 3,203,700 outstanding options to acquire a like number of shares of Common Stock as of December 31, 2006, of which officers and directors owned a total of 1,737,500 options and 797,572 shares at December 31, 2006. We have calculated the percentages on the basis of the amount of outstanding securities plus, for each person or group, any securities that person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(ii) Includes 385,800 shares reserved and 465,000 ten year options owned by Mr. Makrides to purchase shares of Common Stock of the Company. Exercise prices for his options range from $.50 for 155,000 shares to $3.25 for 25,000 shares.

(iii) Includes 70,000 shares reserved and 370,000 ten year options owned by Mr. Kromer to purchase shares of the Company. Exercise prices for his options range from $.50 for 100,000 shares to $3.25 for 25,000 shares.

(iv) Includes 167,181 shares reserved and 232,500 10 year options owned by Mr. Saron, exercisable at prices ranging from $.50 per share for 155,000 shares, and $3.25 per share for 25,000 shares.

(v) Includes 174,591 shares reserved and 465,000 10 year options owned by Mr. Citronowicz exercisable at prices ranging from $.50 for 155,000 shares to $3.25 for 25,000 shares.

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

(ix) Includes 11,000 shares reserved and 5,000 10 year options owned by Ms. MacElroy exercisable at $3.25.

(x) Includes 1,727,500 shares reserved for outstanding options owned by all Executive Officers and directors as a group. The last date options can be exercised is May 5, 2015.

ITEM 13. Certain Relationships and Related Transactions

Recent Developments

In 1998, Maxxim Medical Corporation (“Maxxim”) a then publicly owned corporation, acquired 3,000,000 shares of our common stock from us pursuant to a certain agreement in exchange for assets and equipment, the ownership of the trade name “Bovie” and other future business to be conducted between our corporations. As part of the agreement, Maxxim was granted rights to demand that we register the shares with the SEC. Maxxim later became a privately owned corporation. Maxxim allegedly sold the Bovie common stock to ACMI Corporation (“ACMI”) in 2000. After a continuing dispute between Maxxim and ACMI, in May 2004 a bankruptcy court declared ACMI the owner of the 3,000,000 Bovie shares

In September 2004, ACMI Corporation privately sold the 3,000,000 shares to a limited number of sophisticated accredited investors. As part of the sale, ACMI Corporation assigned the demand registration rights to the accredited investors. Shortly after completion of the sale by ACMI Corporation, the accredited investors exercised their registration rights and demanded that we file the registration statement with the SEC covering the 3,000,000 shares of common stock. We filed the registration statement as requested for the

3,000,000 shares of common stock and listed the accredited investors as selling stockholders (the “Selling Stockholders”). The registration statement became effective in September 2005. All proceeds from any sale of shares of our Company pursuant to the registration statement are for the benefit of the Selling Stockholders and not Bovie. However, pursuant to separate agreement with ACMI and the Selling Stockholders, we are in the process of being reimbursed for our legal, accounting and other expenses incurred in connection with the offering.

In 2005, the Executive Officers and directors were awarded a total of 225,000 non-qualified options to purchase our Common Stock at an exercise price of $2.25 per share expiring on May 5, 2015. (See Executive Compensation)

A former director, Alfred V. Greco Esq., the principal of Alfred Greco PLLC, a partner of Sierchio, Greco and Greco is the Company’s counsel. Alfred V. Greco PLLC received $87,550, $80,400 and $63,650 in legal fees for the years 2006, 2005 and 2004, respectively.

In November 2006, the Board of Directors, including all disinterested directors, approved 2-year extensions of the outstanding Employment Agreements of Messrs. Makrides, Citronowicz and Saron. Such extensions are historically consistent with prior pattern of extensions in past years.

A director, George Kromer, served as a consultant previous to his employment with us in 2006 and received consulting compensation of $22,906 and $20,751 for 2005 and 2004, respectively.

Two relatives of the chief operating officer of the Company are employed by the Company. Yechiel Tsitrinovich, an engineering consultant received compensation for 2006 and 2005 of $79,776 and $79,776 respectively. The other relative, Arik Zoran, is an employee of the Company in charge of the engineering department. He had a two-year contract providing for a salary of $90,000 per year plus living expenses and benefits which has been extended. For 2006 and 2005 he was paid $162,562 and $157,045, which includes living expenses and benefits. The Company is attempting at this time to secure a permanent work visa for Mr. Zoran.

ITEM 14. Principal Accountant Fees And Services

The following table sets forth the aggregate fees billed to us for fiscal years ended December 31, 2006 and 2005 by Bloom & Co., LLP, our auditors:

	2006	2005
Audit Fees (1)	$114,694	$130,027

Non-Audit Fees:
Related Fees(2)	2,000	25,000
Tax Fees(3)	8,000	5,000
All other Fees(4)	--	--
Total Fees paid to Auditor	$124,694	$160,027

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

Prior to September 29, 2003 the audit committee consisted of the board of directors. On September 29, 2003 the board of directors appointed Brian Madden, George Kromer and Andrew Makrides as audit committee members. Mr. Madden was considered audit committee financial expert until Mr. Michael Norman CPA was made a board member on September 23, 2004. The audit committee is presently made up of three members, George Kromer (Chairman), Michael Norman, CPA (Financial Expert) and Brian Madden.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Melville, New York on March 22, 2007.

Bovie Medical Corporation

By: /s/ Andrew Makrides
Andrew Makrides
President
Chairman of the Board

Bovie Medical Corporation

/s/Gary D. Pickett
Gary D. Pickett
Chief Financial Officer

PART II

ITEM 15. Exhibits and Financial Statement Schedules

ITEM 15A. Financial Statements

BOVIE MEDICAL CORPORATION INDEX
TO FINANCIAL STATEMENTS

 ITEM 15B.  Exhibit s List and Reports on Form 8K

Exhibit 4.2	Registration Rights Agreement dated May 8, 1998
Exhibit 4.3	Assignment of Registration Rights Agreement dated September, 2004
Exhibit 10.1	Joint Venture Agreement dated February 25, 2000 Between Bovie Medical Corporation and Jump Agentur fur Elektrotechnik GmBH
Exhibit 10.2	Agreement between Bovie Medical Corporation and Arthrex Inc. dated June 2002
Exhibit 10.3	Distribution and Service Center Agreement between Bovie Medical Corp and Symbol Medical Limited dated December 31, 2004
Exhibit 10.4	Employment Agreement- Andrew Makrides
Exhibit 10.5	Employment Agreement-Robert J. Saron
Exhibit 10.6	Employment Agreement-Moshe Citronowicz
Exhibit 10.7	Amended Employment Agreement between Bovie and Andrew Makrides dated as of January 6, 2004.
Exhibit 10.8	Amended Employment Agreement between Bovie and J. Robert Saron dated as of January 6, 2004.
Exhibit 10.9	Amended Employment Agreement between Bovie and Moshe Citronowicz dated as of January 6, 2004.
Exhibit 10.10	License Agreement between Bovie and Emergency Medicine Innovations, LLC dated October 22, 2004.
Exhibit 10.11	Consulting and Intellectual Property Assignment Agreement dated January 12, 2006 among Bovie, Henvil Corp. Ltd and Steve Livneh.
Exhibit 21.1	Consent of Bloom & Co., LLP
Exhibit 31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
_____________________

BLOOM & CO., LLP 50 CLINTON STREET. HEMPSTEAD. NEW YORK 11550:	TEL: 516 - 486-5900
CERTIFIED PUBLIC ACCOUNTANTS	FAX: 516 - 486-5476

STEVEN BLOOM, CPA FREDERICK PAUKER, CPA SIROUSSE TABRIZTCHI, Ph.D. CPA	MEMBER OF AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Shareholders of
Bovie Medical Corporation

We have audited the accompanying consolidated balance sheets of Bovie Medical Corporation as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bovie Medical Corporation as of December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Bloom and Company LLP
Hempstead, New York
March 22, 2007

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006 AND 2005

ASSETS

	2006	2005
Current assets:

Cash	$2,952,892	$1,295,266
Trade accounts receivable, net	2,817,557	2,316,761
Inventories	3,609,301	2,996,832
Prepaid expenses	402,423	335,492
Deferred tax asset	386,200	386,200

Total current assets	10,168,373	7,330,551

Property and equipment, net	3,217,020	2,595,641

Other assets:

Brand name/Trademark	1,509,662	1,509,662
Purchased technology, net	1,529,330	33,663
License rights	240,000	280,000
Deposits	21,215	21,215

	3,300,207	1,844,540

Total Assets	$16,685,600	$11,770,732

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006 AND 2005
(Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current liabilities:	2006	2005

Accounts payable	$916,253	$868,212
Accrued expenses and other liabilities	743,768	471,006
Customers deposits	91,198	--
Deferred Revenue	173,986	141,586
Current maturities of long term debt	161,948	348,328

Total current liabilities	2,087,153	1,829,132

Mortgage Payable-Non current		--
Liability for purchased assets	418,150
Minority interest	120,000	140,000
Stockholders' equity:

Preferred stock 10,000,000 shares authorized, none outstanding

Common stock par value $.001; 40,000,000 shares authorized, 15,223,538 and 14,040,728 issued and outstanding on December 31, 2006 and December 31, 2005 respectively,	15,241	14,059
Additional paid in capital	22,104,399	20,530,090
Accumulated deficit	(8,059,343)	(10,742,549))

Total stockholders' equity	14,060,297	9,801,600

Total liabilities and stockholders' equity	$16,685,600	$11,770,732
The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
	2006	2005	2004

Sales, net	$ 26,676,182	$20,211,141	$20,495,101
Cost of sales	16,075,426	12,649,209	12,638,161
Gross Profit	10,600,756	7,561,932	7,856,940

Other costs:
Research and development	1,048,175	985,807	907,389
Professional services	519,861	447,346	415,606
Salaries and related costs	2,558,170	2,010,599	1,977,053
Selling, general and administration	3,711,795	3,553,022	3,249,050
Development cost - joint venture	138,913	161,190	39,286
Total other costs	7,976,914	7,157,964	6,588,384

Income from operations	2,623,842	403,968	1,268,556

Other income and (expense):
Gain from involuntary conversion of fixed assets			245,264
Interest income	103,088	46,959	3,263
Interest expense	(16,157)	(22,703)	( 15,090
	86,931	24,256	233,437

Net income before income tax and minority expense	2,710,773	428,224	1,501,993
Minority Interest in expense	20,000	10,000	10,000
Income tax expense	(941,458)	(164,016)	(541,000
Income tax benefit	893,891	132,000	541,000

Net income	$ 2,683,206	$ 406,208	$ 1,511,993

Basic earnings per common share	$ 0.19	$ 0.03	$ 0.11

Diluted earnings per common share	$ 0.16	$ 0.03	$ 0.09

Weighted average number
of common shares outstanding	14,537,025	13,923,134	13,755,552

Incremental items:
Stock options	2,372,078	1,827,150	2,422,329

Diluted weighted average
common shares outstanding	16,909,103	15,750,284	16,177,881
The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Options	Common		Paid-
	Outstanding	Shares	Value	in Capital	Deficit	Total
January 1, 2004	3,988,800	13,464,528	$ 13,482	$ 20,097,095	$ 12,660,750)	$ 7,449,827

Options granted	370,000	--	--	--	--	--

Options exercised	(397,600)	397,600	399	294,312	--	294,711

Options forfeited	(10,000)	--	--	--	--	--

Income for period	--	--	--	--	1,511,993	1,511,993

December 31, 2004	3,951,200	13,862,128	$ 13,881	$ 20,391,407	$ (11,148,757)	$ 9,256,531

Options granted	427,500

Options exercised	(178,600)	178,600	178	138,683		138,861

Options forfeited	(31,230)

Income for period					406,208	406,208

December 31, 2005
	4,168,870	14,040,728	$ 14,059	$ 20,530,090	$ (10,742,549)	$ 9,801,600

Options granted	120,000

Options exercised	(982,810)	982,810	982	794,944		795,926

Options forfeited	(102,360)

Stock based compensation				41,097		41,097

Stock options issued to acquire assets				63,300		63,300

Stock issued to acquire assets		200,000	200	674,968		675,168

Income for period					2,683,206	2,683,206

December 31, 2006	3,203,700	15,223,538	$ 15,241	$ 22,104,399	$ (8,059,343)	$ 14,060,297

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
Cash flows from operating activities:
Net income	$ 2,683,206	$ 406,208	$ 1,511,993
Adjustments to reconcile net income to net cash
provided by operating activities:

Depreciation and amortization	529,260	545,876	395,119
Write down of inventories and parts			303,872
Involuntary conversion & write down of fixed assets	29,422		(245,264)
Stock-based compensation	41,098
Stock-based expense for Henvil asset purchase	20,886
Restricted stock liability for asset purchase	418,150

Change in assets and liabilities:
Trade receivables	(500,796)	(362,474)	(322,106)
Prepaid expenses	(66,931)	(6,727)	61,260
Inventories and parts	(612,469)	(870,832)	249,503
Accounts payable	118,130	248,061	(59,641)
Accrued expenses	293,862	(133,476)	149,251
Deferred Revenue	32,400	(16,258)	--
Net cash (applied to) provided by operations	2,986,218	(189,622)	2,043,987

Cash flows from investing activities:
Increase in fixed assets	(1,130,627)	(908,283)	(606,505)
Decrease (Increase) in security deposits	--	(6,770)	(4,975)
Purchase of technology	(1,344,343)	(2,001)	--
Involuntary conversion of fixed assets			296,735

Net cash used in investing activities	(2,474,970)	(917,054)	(314,745)

Cash flows from financing activities:
Sale of common stock	1,332,840	138,861	290,425
Reduction in subscription receivable			4,286
Reduction in mortgage	(348,328)	(31,665)	(35,344)
Notes payable	161,866

Net cash provided by financing activities	1,146,378	107,196	259,367

Net increase (decrease) in cash	1,657,626	(999,480)	1,988,609

Cash at beginning of year	1,295,266	2,294,746	306,137

Cash at end of year	$ 2,952,892	$ 1,295,266	$ 2,294,746

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

Cash paid during the twelve months ended December 31:	2006	2005	2004
Interest	$ 16,156	$ 22,703	$ 11,625

Income Taxes	$ 32,557	$ 22,015	$ --

The accompanying notes are an integral part of the financial statements.

BOVIE MEDICAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2006, 2005 AND 2004:

There were three non-cash transactions in fiscal 2006. The first was $41,098 for stock based compensation to employees. The second was $63,301, which was the calculated fair value of stock options given as consideration in the purchase of assets under the Henvil agreement, of which $20,886 was expensed for the twelve months of 2006. The third was a liability for purchase assets of $480,150 which was the calculated fair value of 150,000 restricted common stock shares given as consideration in the purchase of assets under the Lican agreement.

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

The fair value of the Lican agreement 150,000 restricted shares were estimated on the grant date using the market close price of the contract date with adjustments against the total value for contingencies such as, but not limited to, a one year holding period related to each of the six targeted milestones for the IP’s, resulted in discounts in the amount of approximately 80%.   Based on available information the Company has determined that the outcome of the specified conditions is determinable beyond reasonable doubt.

During the fiscal 2006, we purchased patent pending rights and an exclusive license for technology. The patent and technology rights were valued at $306,503 of which the full amount had been paid as of December 31, 2006.

There were no non-cash transactions reported in 2005.

In October 2004, a hurricane tore a portion of the roof off the office facility at 7100 30th Avenue North, St. Petersburg, Florida causing extensive water damage to that portion of the building. The cost of the building allocated to the loss was $63,749 of which there was depreciation of $12,278 leaving a net cost of $51,471. As per Financial Accounting Standard Board interpretation number 30, we have recognized a gain of $245,264 from the non-monetary asset being involuntarily converted to a monetary asset through the payment by the insurance company of $296,735.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS

Bovie Medical Corporation (“the Company” or “Bovie”) was incorporated in 1982, under the laws of the State of Delaware and is a medical device company engaged in the manufacturing and marketing of electrosurgical devices. Our medical products include a wide range of devices including electrosurgical generators and accessories, cauteries, medical lighting, nerve locators and other products.

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

Consolidated Financial Statements

The accompanying consolidated financial statements include the accounts of Bovie Medical Corporation and its two wholly owned subsidiaries Aaron Medical Industries, Inc., and Bovie Canada ULC. Intercompany transaction accounts have been eliminated in consolidation.

The equity method of accounting is used when the Company has a 20% to 50% interest in other companies. Under the equity method, original investments are recorded at cost and adjusted by the company's share of undistributed earnings or losses of these companies.

Cash and cash equivalents

Holdings of highly liquid investments with maturities of three months or less, when purchased, are considered to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair values. The amount of federally insured cash deposits was $100,000 as of December 31, 2006 and 2005.

Fair Values of Financial Instruments

The carrying amount of trade accounts receivable, accounts payable, prepaid and accrued expenses, bonds and notes payable, and amounts due to shareholders, as presented in the balance sheet, approximates fair value.

Accounts Receivable

Accounts for which no payments have been received for three consecutive months are considered delinquent and a reserve is created for them. Customary collection efforts are initiated and an allowance for uncollectible accounts is set up and the related expense is charged to operations. We gave negotiated sales volume discounts which amounted to $578,135 and $397,950 for 2006 and 2005, respectively. Sales as shown on the profit and loss statement are net of all discounts.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories and Repair Parts

Inventories are stated at the lower of cost or market. Cost is determined principally on the average actual cost method. Finished goods and work-in-process inventories include material, labor, and overhead costs. Factory overhead costs are allocated to inventory manufactured in-house based upon cost of materials.

Bovie monitors usage reports to determine if the carrying value of any items should be adjusted due to lack of demand for the item. Bovie adjusts down the inventory for estimated obsolescence (inventory judged to be unused in the manufacturing process for 2 years and eventually discarded) or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-down may be required.

Inventory at December 31, 2006 and 2005 was as follows:

	2006	2005
Raw materials (net of reserves)	$1,640,254	$1,139,730
Work in process	1,351,540	1,267,991
Finished goods	617,507	589,111

Total	$3,609,301	$2,996,832

Reserves for obsolescence of raw materials were $500,874 and $670,802 at December 31, 2006 and 2005, respectively. There were no reserves for finished goods or work in progress.

Obsolete raw material inventory charged to operations for 2005 was $213,944. For fiscal 2006, it was determined that there was an excess amount previously charged to the inventory reserve and a benefit of $169,928 was realized towards the operations for 2006.

Notes Payable

We account for all note liabilities that are due and payable in one year as short term notes for example: Our line of credit with a commercial bank had a zero balance and our insurance premium financing arrangement had a balance of $161,948 at December 31, 2006.

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Impairment of Long-Lived Assets

We review long-lived assets consisting of intangible assets subject to, and not subject to, amortization and property, plant and equipment subject to depreciation.  Our brand name is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may have been impaired. In the event of impairment of any intangible asset, the excess of the carrying amount over the fair value is recognized as impairment loss. The impairment losses are not restored in the future. We assess the recover- ability of goodwill and other intangible assets based on an independent appraisal and or undiscounted cash flows that measures the impairment, if any.

Revenue recognition

Revenue is recognized when title has been transferred to the customer, which is generally at the time of shipment. The following policies apply to our major categories of revenue transactions:

Sales to customers are evidenced by firm purchase orders. Title and the risks and rewards of ownership are transferred to the customer when the product is shipped. Payment by the customer is due under fixed payment terms.

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

Amounts billed to customers related to shipping and handling have been included in net sales. Shipping and handling costs included in cost of sales expense were $125,927, and $124,159 for 2006 and 2005, respectively.

We have no consignment inventory with customers but we do have inventory consigned to contract manufactures who produce components for us. For December 31, 2006 and 2005 we had consigned work in progress of $214,989 and $288,112, respectively.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

We sell to a diversified base of customers around the world and, therefore, believe there is no material concentration of credit risk.

We assess the risk of loss on accounts receivable and adjust the allowance for doubtful accounts based on this risk assessment. Historically, losses on accounts receivable have not been material. Management believes that the allowance for doubtful accounts of $10,000 and $119,490 at December 31, 2006 and 2005, respectively, is adequate to provide for probable losses resulting from accounts receivable.

Advertising Costs

All advertising costs are expensed, as incurred. The amounts of advertising costs were $451,093 and $468,716 for 2006 and 2005, respectively.

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

Research and Development Costs for Others

For research and development activities that are partially or completely funded by other parties and the obligation is incurred solely to perform contractual services, all expenses are charged to cost of sales and all revenues are shown as sales.

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

Income Taxes

Bovie and its wholly owned subsidiaries file a consolidated federal income tax return. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

 FASB Interpretation No. 46R, Consolidation of Variable Interest Entities - An Interpretation of ARB51

 The FASB finalized FIN 46R in December 2003. FIN 46R expands the scope of ARB51 and various EITFs and can require consolidation of legal structures, called Variable Interest Entities (VIEs). Companies with investments in Special Purpose Entities (SPEs) were required to implement FIN 46R in 2003; however, companies with VIEs were permitted to implement in the first quarter of 2004. While we do not have SPEs, we do have a VIE that we have determined will qualify for consolidation. Our joint venture with Jump Agentur Fur Electrotechnik GMBH (“the Joint Venture”, “JAG”) qualifies as a VIE. We have consolidated this VIE for the years ended December 31, 2006, December 31, 2005, and December 31, 2004. The most significant impact to our financial statements is to include the net intangible assets of JAG, totaling $240,000 for the period ended December 31, 2006, and minority interest of $120,000 as of December 31, 2006 to our balance sheets. The impacts on our consolidated statements of net income or cash flows are not material.

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

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard. During the fiscal year 2006, the Company recorded $41,098 in non-cash charges for the implementation of SFAS 123R. As of December 31, 2006, there was approximately $94,880 of total unrecognized compensation costs related to unvested options. That cost is expected to be recognized over a weighted average period of 4 years.

The weighted average grant date fair value of options granted during the twelve months ended December 31, 2006 were estimated on the grant date using the binomial lattice option-pricing model with the following assumptions: expected volatility of 25%, expected term of 5 years, risk-free interest rate of 5.0%, and expected dividend yield of 0%. Expected volatility is based on a weighted average of the historical volatility of the Company's stock and peer company volatility. The average expected life was calculated using the simplified method under SAB 107. The risk-free rate is based on the rate of U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of option grants. The Company uses historical data to estimate pre-vesting forfeiture rates.

Allocation of non-cash stock based compensation expense for the fiscal year ended December 31, 2006:

December 31, 2006

Cost of Sales	$ 3,409
Research and Development	25,125
Salaries and related costs	12,564

Total	$ 41,098

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. TRADE ACCOUNTS RECEIVABLE

As of December 31, 2006 and 2005 the trade accounts receivable were as follows:

	2006	2005
Trade accounts receivable	$2,904,774	$2,495,457
Less: allowance for doubtful accts	(77,217)	(119,490)
allowance for discounts	(10,000)	(59,206)

Trade accounts receivable, net	$2,817,557	$2,316,761

Bad debt expense charged to operations was ($ 7,509) in 2006 and $16,808 in 2005.

At December 31, 2006 trade accounts receivable were pledged as collateral in connection with bank loans.

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2006 and 2005 property, plant and equipment consisted of the following:

	2006	2005

Equipment	$1,995,562	$1,297,261
Building	791,618	791,618
Furniture and Fixtures	1,221559	1,045,835
Leasehold Improvements	894,478	731,001
Molds	725,165	661,462
	5,628,382	4,527,177

Less:accumulated depreciation	(2,411,362)	(1,931,536)

Net property, plant, and equipment	$3,217,020	$2,595,641

Depreciation expense for the years ended December 31, 2006 and 2005 were $502,224 and $428,966, respectively.

Property and Rental Agreements

The following is a schedule of future minimum rental payments as of December 31, 2006 and for the next five years.

2007	$218,522
2008	222,870
2009	-0-
2010	-0-
2011	-0-
$441,392
Total consolidated rent expense for the Company was $187,312 in 2006 and $185,314 in 2005.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. INTANGIBLE ASSETS

At December 31, 2006 and 2005 intangible assets consisted of the following:

	2006	2005
Indefinite life assets:
Brand name/Trademark (life indefinite)	$1,509,662	$1,509,662

Other intangibles:
License rights (20yr life)	240,000	280,000

Purchased technology (5 yr life)	$1,805,864	$280,764
Less: Accumulated amortization	(276,534)	(247,101)

Net carrying amount	$1,529,330	$33,663

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

The cost of licenses, trademarks, patent rights, technologies and copyrights acquired are being amortized on the straight-line method over five to twenty years. Amortization expense charged to operations in 2006 and 2005 was $49,432 and $74,910, respectively.

NOTE 7. LONG-TERM DEBT AND LINE OF CREDIT

The long-term debt of the Company at December 31, 2006 and 2005 includes a mortgage and line of credit.

	2006	2005
Mortgage payable	$-0-	$348,328
Line of credit- bank	--	--

	$-0-	$348,328

Mortgage Payable

In 2001, Bovie paid off its existing mortgage on its premises at 7100 30th Avenue North, St. Petersburg, Florida, and replaced it with a new first mortgage of $475,000, from its commercial lender. The interest Bovie paid on the mortgage was variable at the bank’s base rate which was 7.5%. Bovie made principal payments of $2,639 per month plus interest. The mortgage was paid in full in 2006.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. LONG-TERM DEBT AND LINE OF CREDIT (CONTINUED)

Line of Credit - Commercial Bank

In May of 2006, we transferred our banking relationship and opened a revolving line of credit in the amount of $1,500,000 with our new financial institution. Availability was $1,500,000 on December 31, 2006. The annual interest rate on the loan is variable LIBOR plus 2.5%. The line has one year expiration date and an annual renewal option and is due on demand by the bank. The bank has a security interest on accounts receivable of the Company (the collateral). The balance due the bank on the credit line at December 31, 2006 was zero.

NOTE 8. TAXES AND NET OPERATING LOSS CARRYFORWARDS

As of December 31, 2006, the components of deferred tax assets were as follows:
Deferred tax assets:

	2006	2005

Accounts receivable (allowances)	$30,526	$62,544
Inventories (reserves)	175,306	346,610
Net operating loss carry forwards	1,328,109	2,222,000
Patent rights, primarily due to
Amortization	(58,242)	(57,136)

Total gross deferred tax assets	1,475,699	2,574,018
Less: Valuation allowance	(1,089,499)	(2,187,818)

Net deferred tax assets - current	$386,200	$386,200

Bovie had net operating losses (NOLs) of approximately $3,742,000 at December 31, 2006. These NOLs and corresponding estimated tax assets, computed at a 35% tax rate, expire as follows:

Year loss	Expiration	Loss	Estimated
Incurred	Date	Amount	Tax Asset

1995	2015	495,000	$ 173,000
1998	2018	548,000	192,000
1999	2019	2,184,000	764,000
2002	2022	515,000	180,000

Total		$ 3,742,000	$ 1,309,000

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. TAXES AND NET OPERATING LOSS CARRYFORWARDS (continued)

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

The valuation allowance of $2,187,818 as of December 31, 2005 was reduced by $1,098,319 to $1,089,499, as of December 31, 2006. The Company recognized a tax benefit of loss carryforward of approximately $895,900 during 2006. Other reasons for the reduction of valuation allowance were the decrease in tax assets of $32,018 and $171,304 related to the allowance for doubtful accounts and the reserve for inventory losses respectively, and an increase of $1,106 in tax liability for amortization of patent rights. The Company believes it is more likely than not that these additional tax assets may not be realized in the future. A reconciliation of the Federal statutory tax rate to Bovie’s effective tax rate is as follows:

Tax at statutory rate	32.0%
State income taxes, net of U.S. federal benefit	2%
Tax benefit of loss carry forward	(32%)

Effective tax rate	2%

NOTE 9. RETIREMENT PLANS

Bovie and/or its subsidiary provides a tax-qualified profit-sharing retirement plan under section 401k of the Internal Revenue Code the ("Qualified Plans") for the benefit of eligible employees with an accumulation of funds for retirement on a tax-deferred basis and provides for annual discretionary contribution to individual trust funds.

All employees are eligible to participate if they have one year of service in Bovie. The employees may make voluntary contributions to the plan of up to a maximum of $15,000 of their annual compensation. Bovie’s contributions to the plan are discretionary but may not exceed 50% of the first 6% of an employees annual compensation if he contributes 6% or more to the plan. Vesting is graded and depends on the years of service. After three years from their date of hire, the employees are 100% vested.

Bovie has made a contribution during 2006 and 2005 of $107,544 and $67,838 respectively, for the benefit of its employees. The Company also maintains a group health and dental insurance plan. The employees are eligible to participate in the plan after three months of full-time service.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. RELATED PARTY TRANSACTIONS

In October 2006, Bovie Medical Corporation acquired assets of Lican Developments LTD (Lican), an Ontario, Canada Corporation.  The assets acquired include proprietary patent pending technologies, working prototypes in various stages of development and production equipment.  Lican is a product development and manufacturing company focused on endoscopic devices.

Technologies in development include:

•
Tip-On-Tube® a disposable tip technology complementary to Bovie’s previously acquired and announced Modular Ergonomic Grip (MEG) forceps. Bovie acquired the MEG technology in January 2006 and recently received Food and Drug Administration (FDA) clearance to market the product.

•
A new surgical handle platform called the Modullion® that allows a plurality of electrical and mechanical modes to be used in conjunction with reusable and disposable mono and bipolar cartridges and is applicable to most endoscopic surgeries.

•	Seal-N-Cut® a family of endoscopic instruments used in monopolar and bipolar vessel and tissue cutting and sealing.

Bovie has formed a wholly owned subsidiary, Bovie Canada, that will continue the further development of these technologies as well as manufacturing the new devices and other Bovie products. Mr. Steve Livneh, president and founder of Lican, has assume the position of President of Bovie Canada. Mr. Livneh, a mechanical engineer and inventor has over 20 years experience in the endoscopic market.  He has been a consultant to the Company since January 2006 and is assisted by Howard Stallard, vice president of operations together with nine full-time employees.

Bovie Canada features state of the art manufacturing equipment such as computerized multi-axis machinery, micro-laser welding equipment and electro-discharge drilling machinery.

Terms of the acquisition include $350,000.00 cash payable over 5 years, a total of 350,000 restricted Bovie Common Shares subject to American Stock Exchange guidelines, of which 200,000 restricted shares contain vesting provisions, and 150,000 restricted shares are conditioned upon the achievement of specified developmental and regulatory benchmarks. Bovie anticipates revenues from the acquisition during the first half of 2007. Based on available information the Company has determined that the outcome of the specified conditions is determinable beyond reasonable doubt and has accrued a liability of $418,150 for the purchased assets.

Professional Services and Employment Agreements

A former director, Alfred V. Greco, Esq. is a partner of Sierchio Greco & Greco LLP, Bovie’s counsel. The legal fees paid to Sierchio Greco & Greco LLP were $87,550 and $80,400 for the years 2006 and 2005, respectively.

A director, George W. Kromer, Jr. also serves as a consultant to us. The consulting fees paid to Mr. Kromer were $2,228 and $22,906 for 2006 and 2005, respectively. In January of 2006 Mr. Kromer accepted an employment position with our company.

Two employees of the Engineering Department of Bovie are related to the chief operating officer. Yechiel Tsitrinovich served as an engineering consultant and was paid fees of $83,215 and $79,776, for 2006 and 2005 respectively. Bovie entered into a two-year contract with Mr. Arik Zoran for him to assume supervision of the engineering department, for a salary of $90,000 per year plus living expenses and benefits. During 2006 Mr. Zoran’s salary was $162,562. Bovie agreed to secure a permanent work visa for Mr. Zoran.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. RELATED PARTY TRANSACTIONS (continued)

Employment Agreement

Bovie has employment agreements with five key employees. These agreements are for terms extending to January 31, 2011.

Employee Benefit Plans

In 1996, 1998, 2001 and 2003, Bovie established stock option plans under which officers, key employees and non-employee directors may be granted options to purchase shares of Bovie's authorized, but unissued, Common Stock. Under its existing Employee Stock Option Plans, the Company has Options outstanding as of December 31, 2006 for employees to purchase 3,203,700 shares of common stock at exercise prices ranging from $.50 to $3.25.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We have no material legal proceeding pending against us at this time. During 2006 and 2005 legal fees associated with the deductible on our insurance policy were $-0- and $ -0-, respectively.

Product Liability

Bovie currently has product liability insurance which it believes to be adequate for its business. The Company's existing policy expires December 31, 2007. During 2006 our legal fee deductible was $10,000 per case up to $50,000. In 2006, that legal fee deductible went from $50,000 to $25,000 per case and the maximum out-of-pocket went from $250,000 to $125,000. In 2006, we set up a reserve for the cost of legal fees on a monthly basis equal to an estimate based on past product liability cases and legal costs.

Bank Line of Credit and Term Loan

The financial covenants of the bank are:

Minimum Fixed Charge Coverage: Bovie shall maintain a Minimum Fixed Charge Coverage of 1.25:1:00 measured at Bovie’s fiscal year end, defined as (after tax income + depreciation + amortization + lease expense + interest expense) divided by (lease expense + interest expense + current maturities of long term debt). We believe we are in compliance with all the bank’s covenants.

Joint Venture - J Plasma Technology

The agreement provides that we shall be responsible to expend our best efforts to obtain additional capital, if required up to a total estimated amount of $1.5 million. As of December 31, 2006, we have expended approximately $800,000 for product development and are additionally obligated to expend our best efforts to finance up to $700,000 additional.

Deferred Revenue

During the past two years we have sold generators and guaranteed to replace hand pieces for 5 years. A portion of the sale associated with the future delivery of the additional hand pieces is considered deferred revenue.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. EARNINGS PER SHARE

In 2006 and 2005, basic earnings per share were $.19 and $.03 per share, respectively. The weighted average common shares outstanding at December 31, 2006 and 2005 were 14,537,025 and 13,923,134, respectively.

Diluted basic earnings per share for 2006 and 2005 were $.16 and $.03, respectively. Diluted weighted average common shares outstanding at December 31, 2006 and 2005 were 16,909,103 and 15,750,284, respectively.

 NOTE 13. RESEARCH AND DEVELOPMENT PERFORMED FOR OTHERS

Bovie has entered into several manufacturing and development agreements to produce electrosurgical products for medical equipment companies. The agreements are considered Original Equipment Manufacturing (OEM) contracts that call for: (1) Bovie to develop specific use devices and components (2) the customer is not committed to a certain dollar amount of purchases and (3) Bovie charges what it believes will be its costs for the development of the product. If the customer rejects or terminates the contract, it forfeits the development payments we have incurred. The customer must fulfill its agreement if Bovie delivers its working prototypes timely.

The following is research and development revenue and costs related to specific contracts, for 2006 and 2005:

Contracted Development Payments Received:
	2006	2005
Amounts:
Revenue from development in progress	$463,926	$203,857

Revenues included in Gross Sales	$463,926	$203,857

Cost of Research and Development contracts
included in gross profit	$452,585	$203,857

NOTE 14. RESEARCH AND DEVELOPMENT COSTS CAPITALIZED

During the years 2006 and 2005 we had capitalized development costs, performed by third parties for our line of electrosurgical generators of $ 0 and $2,001, respectively.

NOTE 15.  INDUSTRY SEGMENT REPORTING

Summary information by segment area of years ended December 31, 2006 and 2005 were as follows:
(in thousands)

Net Sales (in thousands)
	2006	2005

Domestic/international sales (in thousands)

Domestic	$ 23,431	$ 16,830
International	3,245	3,381

Total net sales	$ 26,676	$ 20,211

Product line sales:
Electrosurgical	15,531	12,191
Cauteries	5,846	5,462
Other	5,299	2,558

Total net sales	$ 26,676	$ 20,211

NOTE 16. SUBSEQUENT EVENT

None

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSENT OF CERTIFIED PUBLIC ACCOUNTANT

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in this Annual Report on Form 10-K of Bovie Medical Corporation of our report dated March 22, 2007, relating to the consolidated financial statements, which appears in this Form 10-K.

/s/Bloom and Company LLP
Hempstead, New York
March 22, 2007

EXHIBIT INDEX

Exhibit 4.2	Registration Rights Agreement dated May 8, 1998 (1)
Exhibit 4.3	Assignment of Registration Rights Agreement dated September, 2004 (2)
Exhibit 10.1	Joint Venture Agreement dated February 25, 2000 Between Bovie Medical Corporation and Jump Agentur Fur Elektrotechnik GmBH (3)
Exhibit 10.2	Agreement between Bovie Medical Corporation and Arthrex Inc. dated June 2002 (4)
Exhibit 10.3	Distribution and Service Center Agreement between Bovie Medical Corp and Symbol Medical Limited dated December 31, 2004 (5)
Exhibit 10.4	Employment Agreement- Andrew Makrides (6)
Exhibit 10.5	Employment Agreement-Robert J. Saron (7)
Exhibit 10.6	Employment Agreement-Moshe Citronowicz (8)
Exhibit 10.7	Amended Employment Agreement between Bovie and Andrew Makrides dated as of January 6, 2004 (9)
Exhibit 10.8	Amended Employment Agreement between Bovie and J. Robert Saron dated as of January 6, 2004 (10)
Exhibit 10.9	Amended Employment Agreement between Bovie and Moshe Citronowicz dated as of January 6, 2004 (11)
Exhibit 10.10	License Agreement between Bovie and Emergency Medicine Innovations, LLC dated October 22, 2004 (12)
Exhibit 10.11	Consulting and Intellectual Property Assignment Agreement dated January 12, 2006 among Bovie, Henvil Corp. Ltd and Steve Livneh
Exhibit 21.1	Consent of Bloom & Co., LLP
Exhibit 31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
_____________________
(1)  Incorporated by reference to Exhibit 4.2 of Form S-3 bearing file No. 333-120741 filed on November 23, 2004.
(2)  Incorporated by reference to Exhibit 4.3 of Form S-3/A bearing file No. 333-120741.
(3)  Incorporated by reference to Exhibit 10.1 of Form KSB of Bovie Medical Corporation for 12-31-04 filed on 3-31-05.
(4)  Incorporated by reference to Exhibit 99.1 of Form S-3/A filed on August 8, 2005 and has been granted confidential treatment.
(5)  Incorporated by reference to Exhibit 10.3 of Form 10KSB for the period ended 12-31-04 filed on March 31, 2005.
(6)  Incorporated by reference to Exhibit 10.4 of Form 10KSB/A for December 31, 2004 filed on 7-15-2005.
(7)  Incorporated by reference to Exhibit 10.5 of Form 10KSB/A for December 31, 2004 filed on 7-15-2005.
(8)  Incorporated by reference to Exhibit 10.6 of Form 10KSB/A for December 31, 2004 filed on 7-15-2005.
(9)  Incorporated by reference to Exhibit 10.8 of Form 10KSB/A for December 31, 2004 filed on August 25, 2005.
(10)   Incorporated by reference to Exhibit 10.9 of Form 10KSB/A for December 31, 2004 filed on August 25, 2005.
(11)   Incorporated by reference to Exhibit 10.10 of Form 10KSB/A for December 31, 2004 filed on August 25, 2005.
(12)   Incorporated by reference to Exhibit 10.11 of Form 10KSB/A for December 31, 2004 filed on August 25, 2005.