Form 10QSB
period 2007-03-31
BOVIE MEDICAL CORP
filed 2007-05-15
CIK 719135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period from              to

Commission file number 012183

 BOVIE MEDICAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	11-2644611
(State or other jurisdiction	(IRS Employer Identification No.)
Of incorporation or organization)

734 Walt Whitman Rd., Melville, New York 11747
(Address of principal executive offices)

(631) 421-5452
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in the Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of common stock, par value $0.001 per share, outstanding on May 8, 2007 was 15,480,104.

PART I. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2007 AND DECEMBER 31, 2006

Assets

	(Unaudited)	(Audited)
	March 31, 2007	December 31, 2006

Current assets:

Cash and cash equivalents	$3,124,810	$2,952,892
Trade accounts receivable, net of allowance for doubtful accounts of $167,446 and $87,217, respectively	2,739,616	2,817,557
Inventories	4,181,586	3,609,301
Prepaid expenses	403,753	402,423
Deferred tax asset	546,100	386,200

Total current assets	10,995,865	10,168,373

Property and equipment, net	3,372,083	3,217,020

Other assets:

Brand name/trademark, net	1,509,662	1,509,662
Purchased technology, net	1,525,213	1,529,330
License rights, net	230,000	240,000
Deposits	21,215	21,215

Total other assets	3,286,090	3,300,207

Total Assets	$17,654,038	$16,685,600

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2007 AND DECEMBER 31, 2006
(CONTINUED)

Liabilities and Stockholders' Equity

	(Unaudited)	(Audited)
	March 31, 2007	December 31, 2006
Current liabilities:

Accounts payable	$1,265,075	$916,253
Accrued expenses and other liabilities	916,712	905,716
Customer deposits	61,410	91,198
Deferred revenue	88,335	173,986

Total current liabilities	2,331,532	2,087,153

Liability for purchased assets	418,150	418,150

Total liabilities	2,749,682	2,505,303

Minority interest	115,000	120,000

Stockholders' equity:

Preferred stock, par value $.001; 10,000,000 shares authorized; none issued and outstanding	--	--
Common stock par value $.001; 40,000,000 shares authorized, 15,303,538 and 15,223,538 issued and outstanding on March 31, 2007 and December 31, 2006, respectively	15,304	15,224
Additional paid in capital	22,253,208	22,104,416
Accumulated deficit	(7,479,156)	(8,059,343)

Total stockholders' equity	14,789,356	14,060,297

Total Liabilities and Stockholders' Equity	$17,654,038	$16,685,600

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	March 31, 2007	March 31, 2006

Sales	$6,705,175	$6,011,451
Cost of sales	4,222,431	3,705,292

Gross profit	2,482,744	2,306,159

Other costs and expenses:

Research and development	350,673	110,980
Professional services	190,585	129,927
Salaries and related costs	700,618	524,504
Selling, general and administrative	822,937	822,387
Development cost-joint venture	27,316	33,717

Total costs and expenses	2,092,129	1,621,515

Income from operations	390,615	684,644

Interest income, net	39,672	10,486

Income before minority interest and income taxes	430,287	695,130

Minority interest	5,000	5,000
Provision for income tax	(189,996)	(257,500)
Realized benefit of tax loss carryforward	334,896	247,500

Net income	$580,187	$690,130

Earnings per share
Basic	$0.04	$0.05
Diluted	$0.03	$0.04

Weighted average number of shares outstanding	15,288,638	14,156,497

Weighted average number of shares outstanding adjusted for dilutive securities	17,844,626	16,602,713

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2006 AND THE PERIOD
ENDED MARCH 31, 2007

				Additional
	Options	Common		Paid-in	Accumulated
	Outstanding	Shares	Par Value	Capital	Deficit	Total

January 1, 2006	4,168,870	14,040,728	$14,041	$20,530,108	$(10,742,549)	$9,801,600

Options granted	120,000	--	--	41,097	--	41,097

Options exercised	(982,810)	982,810	983	794,943	--	795,926

Options forfeited	(102,360)	--	--	--	--	--

Stock options issued to acquire assets	--	--	--	63,300	--	63,300

Stock issued to acquire assets	--	200,000	200	674,968	--	675,168

Income for the year	--	--	--	--	2,683,206	2,683,206

December 31, 2006	3,203,700	15,223,538	15,224	22,104,416	(8,059,343)	14,060,297

Options exercised	(80,000)	80,000	80	144,095	--	144,175

Options granted	145,000	--	--	4,468	--	4,468

Options forfeited	(35,000)	--	--	--	--	--

Stock options issued to acquire assets	--	--	--	229	--	229

Income for the period	--	--	--	--	580,187	580,187

March 31, 2007	3,233,700	15,303,538	$15,304	$22,253,208	$(7,479,156)	$14,789,356

The accompanying notes are an integral part of the consolidated financial statements

The

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	2007	2006

Cash flows from operating activities
Net income	$580,187	$690,130
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization of property and equipment and intangible assets	127,617	126,774
Stock based compensation	4,468	-
Minority interest in net income	(5,000)	(5,000)
Changes in current assets and liabilities:
Receivables	77,941	(117,171)
Inventories	(572,285)	(281,761)
Prepaid expenses	(1,330)	51,935
Deferred tax asset	(159,900)	--
Accounts payable	348,822	(25,086)
Accrued expenses and other liabilities	10,996	266,115
Customer deposits	(29,788)	--
Deferred revenue	(85,651)	(105,586)

Net cash provided by operating activities	296,077	600,350

Cash flows from investing activities
Purchases of property and equipment	( 268, 563)	(236,222)
Increase in purchased technology	--	(144,099)

Net cash used in investing activities	(268,563)	(380,321)

Cash flows from financing activities
Repayments of long term debt	-	(7,909)
Common shares issued	144,404	125,877

Net cash provided by financing activities	144,404	117,968

Net change in cash and cash equivalents	171,918	337,997

Cash and cash equivalents, beginning of period	2,952,892	1,295,266

Cash and cash equivalents, end of period	$3,124,810	$1,633,263

Cash paid during the three months ended March 31, 2007 and 2006:

Interest paid	$	- 0 -	$6,424
Income taxes		$25,344	$-0-

The accompanying notes are an integral part of the consolidated financial statements

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 1. INTERIM FINANCIAL INFORMATION

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S.) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial position, and cash flows in conformity with accounting principles generally accepted in the U.S. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of Bovie Medical Corporation and its subsidiaries (collectively, the “Company” or “we”, “us”, “our”) for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions management is required to make. Estimates that are critical to the accompanying consolidated financial statements relate principally to the adequacy of our accounts receivable and inventory allowances, the recoverability of long-lived assets and the valuation of our net deferred income tax assets. The markets for the Company’s products are characterized by intense price competition, rapid technological development, evolving standards and short product life cycles, all of which could impact the future realization of its assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. It is at least reasonably possible that the Company’s estimates could change in the near term with respect to these matters.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Certain prior year amounts may have been reclassified to conform to the presentation used in 2007.

NOTE 2. INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined principally on the average cost method. Inventories at March 31, 2007 and December 31, 2006 were as follows:

	March 31, 2007	December 31, 2006

Raw materials	$1,931,692	$1,640,254
Work in process	1,562,740	1,351,540
Finished goods	687,154	617,507

Total	$4,181,586	$3,609,301

NOTE 3. INTANGIBLE ASSETS

At March 31, 2007 and December 31, 2006 intangible assets consisted of the following:

	March 31, 2007	December 31, 2006

Trade name (life indefinite)	$1,509,662	$1,509,662

Other intangibles:

License rights (10 yr life)	$400,000	$400,000
Less accumulated amortization	(170,000)	(160,000)
Net carrying amount	$230,000	$240,000

Purchased technology (17 yr life)	$1,805,977	$1,805,864
Less: Accumulated amortization	(280,764)	(276,534)

Net carrying amount	$1,525,213	$1,529,330

NOTE 4. NEW ACCOUNTING PRONOUNCEMENTS

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

SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, the Company is required to recognize an allocable portion of compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006 (compensation costs are recognized as the awards continue to vest), based on the grant-date fair value estimated in accordance with the provisions of SFAS 123. Prior periods were not restated to reflect the impact of adopting the new standard. As of March 31, 2007, there was approximately $407,155 of total unrecognized compensation costs related to unvested options. That cost is expected to be recognized over a period of 4 to 7 years.

The weighted average grant date fair value of options granted during the three months ended March 31, 2007 was estimated on the grant date using the binomial lattice option-pricing model with the following assumptions: expected volatility of 26%, expected term of 5 to 7 years, risk-free interest rate of 5.5%, and expected dividend yield of 0%. Expected volatility is based on a weighted average of the historical volatility of the Company's stock and peer company volatility. The average expected life was calculated using the simplified method under SAB 107. The risk-free rate is based on the rate of U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of option grants. The Company uses historical data to estimate pre-vesting forfeiture rates.

FIN 46(R) "Consolidation of Variable Interest Entities--an interpretation of ARB No. 51"

FIN 46R expands the scope of ARB51 and various EITFs and can require consolidation of legal structures, called Variable Interest Entities ("VIEs"). Companies with investments in Special Purpose Entities ("SPEs") were required to implement FIN 46R in 2003; however, companies with VIEs were permitted to implement in the first quarter of 2004. While we do not have SPEs, we do have a VIE that we have determined will qualify for consolidation. Our joint venture with Jump Agentur Fur Electrotechnik GMBH (“the Joint Venture”, “JAG”) qualifies as a VIE. We have consolidated this VIE for the period ended March 31, 2007 and for the year ended December 31, 2006. The most significant impact to our consolidated financial statements is to include the net intangible assets of JAG (totaling $230,000 for the period ended March 31, 2007) and minority interest of $115,000 as of March 31, 2007 in our balance sheets. The impact of consolidating this joint venture did not have a material effect on our consolidated statements of net income or cash flows.

SFAS No. 151 - Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4,” which adopts wording from the International Accounting Standards Board’s (IASB) IAS 2 “Inventories” (“AS 151”) in an effort to improve the comparability of cross-border financial reporting. The FASB and IASB both believe the standards have the same intent; however, an amendment to the wording was adopted to avoid inconsistent application. The new standard indicates that abnormal freight, handling costs, and wasted materials (spoilage) are required to be treated as current period charges rather than as a portion of inventory cost. Additionally, the standard clarifies that fixed production overhead should be allocated based on the normal capacity of a production facility. The Statement is effective beginning in fiscal year 2007. Adoption is not expected to have a material impact on our consolidated earnings, financial position or cash flows.

FSP 109-1 Application of FASB Statement No. 109 - Accounting for Income Taxes to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004

In December 2004, the FASB issued FSP FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The FSP clarifies that the manufacturer’s deduction provided for under the American Jobs Creation Act of 2004 (the Act) should be accounted for as a special deduction in accordance with SFAS No. 109, “Accounting for Income Taxes,” and not as a tax rate reduction. The Qualified Production Activities Deduction did not impact the Company’s consolidated earnings, financial position or cash flows for fiscal year 2006. We are currently evaluating the effect that this deduction will have in 2007 and beyond.

SFAS 154 - Accounting Changes and Error Corrections--A Replacement of APB Opinion No. 20 and FASB Statement No. 3

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, - a replacement of APB Opinion No. 20 and SFAS No. 3" (“FAS 154”). The Statement established, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The provisions of this Statement were effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption was permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement was issued. The adoption of this Statement did not have a material impact on the Company's consolidated financial position or result of operations.

SFAS 155 - Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statement Numbers 133 and 140

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of SFAS No. 133 and No. 140" (“FAS 155”). This Statement, among other things, allows a preparer to elect fair value measurement of instruments in cases in which a derivative would otherwise have to be bifurcated. The provisions of this Statement are effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. Early adoption is permitted for instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Company does not believe that the adoption of this Statement in fiscal 2007 will have a material impact on the Company's consolidated financial position or results of operations.

SFAS 156 - Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets-an amendment of SFAS No. 140" (“FAS 156”). This Statement amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. The provisions of this Statement are effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. Early adoption is permitted for instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. Adoption of this Statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

FIN 48 - Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48") which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income tax assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. Adoption of this statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

SAB 108 - ‘Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements’

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on the consideration of the effects of prior year unadjusted errors in quantifying current year misstatements for the purpose of a materiality assessment. The Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. We have not yet determined what effect, if any, adoption of this Statement will have on consolidated financial position or results of operations.

SFAS 157 - Fair Value Measurement’

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements (“FAS 157”). This standard establishes a standard definition for fair value establishes a framework under generally accepted accounting principles for measuring fair value and expands disclosure requirements for fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. Adoption of this statement is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

SFAS 158 - Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statement Nos. 87, 88, 106, and 132(R)

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statement Nos. 87, 88, 106, and 132(R), or (“ FAS 158”). This Statement requires an employer that is a business entity and sponsors one or more single-employer defined benefit plans to (a) recognize the funded status of a benefit plan—measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation—in its statement of financial position; (b) recognize, as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FAS 87, Employers’ Accounting for Pensions, or FAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions; (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions); and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. Adoption of this statement is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

SFAS 159 - The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of SFAS No. 115” (“FAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of this Statement apply only to entities that elect the fair value option.

The following are eligible items for the measurement option established by this Statement:

1.	Recognized financial assets and financial liabilities except:

a.	An investment in a subsidiary that the entity is required to consolidate

b.	An interest in a variable interest entity that the entity is required to consolidate

c.
Employers’ and plans’ obligations (or assets representing net over funded positions) for pension benefits, other postretirement benefits (including health care and life insurance benefits), post employment benefits, employee stock option and stock purchase plans, and other forms of deferred compensation arrangements.

d.	Financial assets and financial liabilities recognized under leases as defined in FASB Statement No. 13, Accounting for Leases.

e.	Withdrawable on demand deposit liabilities of banks, savings and loan associations, credit unions, and other similar depository institutions

f.
Financial instruments that are, in whole or in part, classified by the issuer as a component of shareholder’s equity (including “temporary equity”). An example is a convertible debt security with a non-contingent beneficial conversion feature.

2.	Firm commitments that would otherwise not be recognized at inception and that involve only financial instruments

3.	Non-financial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services

4.	Host financial instruments resulting from separation of an embedded non-financial derivative instrument from a non-financial hybrid instrument.

The fair value option:

1.	May be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method

2.	Is irrevocable (unless a new election date occurs)

3.	Is applied only to entire instruments and not to portions of instruments.

The Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. Adoption of this statement is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

NOTE 5. STOCKHOLDERS’ EQUITY

During the three month period ended March 31, 2007, we issued 80,000 common shares on the exercise of employee and non-employee options. The issuance of the common stock resulted in an increase in capital of $144,175.

NOTE 6. EARNINGS PER SHARE

We compute basic earnings per share (“basic EPS”) by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (“Diluted EPS”) gives effect to all dilutive potential shares outstanding resulting from employee stock options during the period. The following table sets forth the computation of basic and diluted earnings per share for the three month periods ended March 31, 2007 and 2006.

	March 31, 2007	March 31, 2006

Net income	$580,187	$1,509,662

Basic-weighted average shares outstanding	15,288,638	14,156,497

Effect of dilutive potential securities	2,555,988	2,446,216

Diluted - weighted average shares outstanding	17,844,626	16,602,713

Basic EPS	$0.04	$0.05

Diluted EPS	$0.03	$0.04

The shares used in the calculation of Diluted EPS exclude options to purchase shares where the exercise price was greater than the average market price of common shares during the quarter. Such shares aggregated 130,000 and 470,000 in the three months ended March 31, 2007 and 2006, respectively.

NOTE 7 - INCOME TAXES

At December 31, 2006, the Company had a net deferred income tax asset of approximately $386,000; a significant portion of which arose from net operating loss carry forwards. During the quarter ended March 31, 2007, the Company has recorded the following entries:

▪
An entry to eliminate substantially all of its provision for income taxes and reduce the deferred income tax asset for approximately $176,000 representing the benefit of the utilization of a portion of its net operating loss carryforwards during the quarter.

▪
An entry to increase its deferred income tax asset and recognize an additional benefit for income taxes for approximately $335,000 as a result of management’s periodic assessment of the valuation allowance related to a portion of its deferred income tax asset arising from net operating loss carryforwards. For various reasons, management believes that some risk exists that certain of its net operating loss carryforwards may not be utilized and accordingly, a portion of the related deferred income tax asset arising from such carryforwards has been reduced by a valuation allowance.

NOTE 8. SUBSEQUENT EVENT

On April 30, 2007 we acquired the remaining 50% interest in our J-Plasma co-venture for total consideration of $500,000 (of which $200,000 is to be held in escrow for two years), resulting in the Company having 100% ownership of the medical device technology. The technology utilizes a gas ionization process producing a stable thin focused beam of ionized gas that can be controlled in a wide range of temperatures and intensities, providing the surgeon greater precision, minimal invasiveness and an absence of conductive currents during surgery. Recent engineering improvements include increases in power and efficiency and component miniaturization, making manufacturing easier and less costly. Production prototypes have been developed for testing purposes. Intended areas of use include veterinary medicine and dermatology. Other possible uses contemplated are in gastroenterology, gynecology, urology and cosmetology.

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

Domestic sales accounted for 85% of total revenues in the first three months of 2007 as compared to 87% in the first quarter of 2006. Most of the Company’s products are marketed through medical distributors, which distribute to more than 6,000 hospitals and to doctors and other health-care facilities. During the first quarter 2007and 2006, revenues from Arthrex, Inc., represented 18% and 21% of our revenues, respectively. For the first three months of 2007 Medtronic, Inc. revenues represented 15% of our total revenues. No other single end customer accounted for more than 10% of our revenues for the three months ended March 31, 2007.

International sales represented 15% of total revenues for the first quarter of 2007 as compared to 13% for the same period in 2006. The Company’s products are sold in more than 150 countries through local dealers. Local dealer support is coordinated by sales and marketing personnel at the St. Petersburg, Florida facility. We have no manufacturing facilities or branch offices other than the Florida and Canadian facilities. We sell our products to distributors that distribute them in over 40 countries worldwide. Our business is generally not seasonal in nature.

Outlook for 2007

Our acquisition of intellectual properties and certain assets of Lican Development, Ltd. during the fourth quarter of fiscal 2006 is a clear signal that a shift away from being highly reliant on OEM business and targeting substantially larger markets in electro surgery is underway. This direction is expected to generate greater sales and higher operating margins, which, over the long term, should result in improved earnings.

Planning ahead, Bovie Canada represents our enthusiasm in the future. Moving forward, management anticipates that the MEG and Polaris™ hand held product lines will considerably increase future revenues. Additional new products in electro surgery will continue to be featured during 2007 and 2008 as we move into new niche markets. For example, our ICON GI, together with accessory products, will mark our entry into the gastroenterology market while other new electro surgery products are slated for other large niche markets.

As a result of costs relating to our Canada facility, over the short term, we have experienced an impact to our bottom line in the first quarter of 2007; however, we are confident that the acquisition will be beneficial to future revenues and our products are expected to achieve greater recognition in the growing and dynamic medical equipment industry. In addition, as these products enter various markets they can create opportunities for possible collaborative agreements with larger companies.

Forecasting is admittedly a difficult task and it has always been our policy to adopt a conservative approach. However, as always, our commitment is not just to sustain our level of growth but also to accelerate it in future years.

The outlook is based on a number of assumptions, which are subject to change; some of which are outside our control. A variation in our assumptions may result in a change in this outlook.

Result of Operations (to be read in conjunction with the consolidated statements of operations)

The table below outlines the components of the consolidated statements of operations as a percentage of net sales and the year-to-year percentage change in dollar amounts:

Analysis of Quarters Ended March 31, 2007 and 2006

			Percentage change in
			Dollar amounts
	2007	2006	2007/2006
	%	%	%

Sales	100.0	100.0	11.5
Cost of sales	63.0	61.6	14.0
Gross profit	37.0	38.4	7.7

Other costs:
Research and development	5.2	1.8	216.0
Professional services	2.8	2.2	46.7
Salaries and related costs	10.4	8.7	33.6
Selling, general and administrative	12.3	13.7	0.1
Development cost-joint venture	0.4	0.6	(19.0)

Total other costs	31.2	27.0	29.0

Income from operations	5.8	11.4	(42.9)

Interest income, net	0.6	0.2	278.3

Income before minority interest and income tax	6.4	11.6	(38.1)

Minority interest	0.1	(0.1)	0.0
Provision for income tax	(2.8)	(4.3)	(26.2)
Realized benefit of tax loss carryforward	5.0	4.1	35.3

Net earnings	8.7	11.5	(15.9)

The table below sets forth domestic/international and product line sales information for the first quarter of 2007 and 2006.

Net Sales (in thousands)			Percentage change	Increase/
	2007	2006	2007/2006	(Decrease)
Domestic/international sales:
Domestic	$5,708	$5,230	9.1	$478
International	997	781	27.6	216

Total net sales	$6,705	$6,011	11.5	$694

Product line sales:
Electrosurgical	$4,654	$3,824	21.7	$830
Cauteries	1,461	1,347	8.4	114
Other	590	840	(29.7)	(250)

Total net sales	$6,705	$6,011	11.5	$694

2007 Compared with 2006

The results of operations for the three months ended March 31, 2007 show increased sales but a decrease in net income, as compared to the first three months of 2006. Sales of electrosurgical products increased by 21.7% or $0.83 million compared to the first quarter period of 2006 while sales of cauteries increased by 8.4% from $1.35 million to $1.46 million. Other sales decreased by 29.7% from $0.85 million to $0.59 million. This decrease was mainly the result of a decrease in contracted development services revenue as OEM developed products went into production. No sales of one particular electrosurgical product dominated the number of units sold.

Arthrex sales of generators and accessories decreased $0.1 million or 4.6% to $1.2 million in the first quarter of 2007 from $1.3 million in the first quarter of 2006.

Domestic sales were $5.7 million for first quarter 2007, representing an increase of 9.1% from the same period last year. International sales were $1.0 million for the first quarter of 2007, representing an increase of 27.6% over the same period 2006.

Cost of sales represented 63.0% of sales in the first quarter of 2007 as compared to 61.6% of sales in the first quarter of 2006, a total of $4.2 million and $3.7 million, respectively, an increase of $0.5 million. The reason for the increase in cost of sales percentage was due to an increase of 3.5% in indirect costs coupled with an increase in material cost of 1.7%.

Research and development expenses were 5.2% and 1.8% of sales for the first quarters of 2007 and 2006, respectively. These expenses increased 216.0% in 2007 to $350,673, an increase over the corresponding period of 2006 of $239,693. This increase is largely due to costs related to our new Canadian facility, annual salary increases, and Icon GI final program testing. New products under development are the modular forceps instruments, plasma technology, GI device and various improvements to our line of electrosurgical generators.

Professional services increased from $129,927 in the first quarter of 2006 to $190,585 in the first quarter of 2007, an increase of $60,658 or 46.7%. The company had an increase in legal costs related to the development of additional manufacturing and development contracts and patent related filings for the quarter ended March 31, 2007 compared to the previous year’s first quarter.

Administrative and sales salaries and related costs increased in the first quarter of 2007 by 33.6% to $0.7 million as compared to the first quarter of 2006 at $0.52 million. The increase was mainly attributable to additional employees needed to foster the growth of the company in various areas coupled with annual salary increases.

Selling, general and administrative expenses decreased as a percentage of sales by 1.4% for the first quarter of 2007 as compared to the first quarter of 2006, but increased minimally in dollars in the amount of $804 to a total of $822,937 for first quarter 2007 from $822,387 for the same period in 2006.

Net interest earned increased by $29,186 during the first quarter of 2007 when compared to the first quarter of 2006 primarily as a result of our higher cash balances being invested and yielding higher interest rates.

The effective income tax rate was 44% in the first quarter of 2007 and the first quarter of 2006. There was also a tax loss carryover benefit of 35.6 % for both the first quarter of 2007 and for the first quarter of 2006. The difference between the income tax and the tax loss carryover benefit for the first quarter of 2007 and 2006 is $15,000 and $10,000 respectively, an estimated amount for the AMT (alternative minimum tax). These provisions were offset by benefits we recognized for utilization and/or anticipated utilization of net operating loss carryforwards of approximately $335,000 and $247,500 during the respective quarters ended March 31, 2007 and 2006.

Diluted net earnings decreased $0.01 to $0.03 per share or $580,187 in the first quarter of 2007 as compared to $690,130 or $0.04 per share in the first quarter of 2006.

Marketing and Sales

We sell our products through distributors both overseas and in U.S. markets. New distributors are contacted through responses to our advertising in domestic and international medical journals and domestic or international trade shows.

We have agreements with various sales representatives to develop markets for our new products and to maintain customer relations. Our current representatives receive an average commission of approximately 4% of sales in their market areas. In the first quarter of 2007 and 2006, commissions paid were $134,263 and $125,764 respectively, an increase of 4.6%.

An adequate supply of raw materials is available from both domestic and international suppliers. The relationship between us and our suppliers is generally limited to individual purchase order agreements, supplemented by contractual arrangements with key vendors to ensure availability of certain products. We have developed multiple sources of supply where possible.

In order to provide additional working capital, we have secured a $1.5 million credit facility with a local commercial bank. This facility is payable on demand and expires on May 2, 2009. For the period ended March 31, 2007, we had zero funds drawn down on this credit facility.

Our ten largest customers accounted for approximately 71.2% of net revenues for the first quarter of 2007 as compared to 71.6% in the same period of 2006. For both periods ended March 31, 2007 and 2006, our ten largest trade receivables accounted for approximately 73% and 63% of outstanding receivables, respectively. In the first quarter of 2007 and 2006 one customer accounted for 18% and 21% of total sales, respectively, and another customer accounted for 15% and 7%, respectively.

Product Development

Most of the Company’s products and product improvements have been developed internally. Funds for this development have come from internal cash flow and the issuance of common stock upon the exercise of stock options. The Company maintains close working relationships with physicians and medical personnel in hospitals and universities who assist in product research and development. New and improved products play a critical role in the Company’s sales growth. The Company continues to place emphasis on the development of proprietary products and product improvements to complement and expand its existing product lines. The Company has a centralized research and development focus, with its Florida and Canadian manufacturing locations responsible for new product development and product improvements. Our research, development and engineering units at the manufacturing location maintain relationships with distribution locations and customers in order to provide an understanding of changes in the market and product needs. During 2006 and into 2007 we invested in the J Plasma Technology, the Suture Removal Technology, the Gastrointestinal “GI” device and undertook development of Cardio and Urological Electrosurgical devices for a contractual partner. The suture removal device, the GI device, modular laparoscopic instruments and the Bovie Button are being marketed, although no significant sales are anticipated until the third quarter of 2007. The ongoing cost for this development will be paid from operating cash flows.

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

Non-Medical Products

We discontinued our non-medical product line in 2003 by selling our inventory at cost, and licensing our customer list and manufacturing technology to our largest customer in that field for $500,000 payable in equal installments over 5 years. The transaction is being accounted for as a licensing agreement over five years and in 2006, 2005 and 2004 we received income of $100,000 in each of these years, from the licensing.

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

In January 2006 we entered into an agreement to acquire patents and technology for endoscopic disposable and reusable modular instruments, requiring us to purchase equipment, tools and molds valued at $450,000. As part of the agreement, we retained the services of the seller and its principal at a rate of $30,000 per month for one year, which ended on December 31, 2006, to develop commercial prototypes for marketing. The seller, Steve Livneh, as of October 1, 2006 accepted an employment position with Bovie Medical.

Liquidity and Capital Resources

Our working capital at March 31, 2007 increased $0.6 million to $8.7 million from $8.1 million at December 31, 2006. The increase in working capital was primarily a result of cash provided from operating activities. Accounts payable and other accrued liabilities together increased $0.4 million in the first three months of 2007 as a result of the growth in the business. Accounts receivable day sales outstanding were 41.0 days and 45.7 days at March 31, 2007 and March 31, 2006 respectively.

We generated cash from operations of $0.37 million for the three months ended March 31, 2007 compared with generating cash to operations of $0.60 million in the same period of 2006. The decrease in cash from operations for the period ended March 31, 2007 compared to the prior year is primarily due to the increase in inventory.

In the first three months ended March 31, 2007 we used $0.27 million for the purchase of fixed assets.

We had $3.1 million in cash and cash equivalents at March 31, 2007. We believe our cash on hand, as well as anticipated cash flows from operations, will be sufficient to fund future operating capital requirements, future manufacturing facility construction, other capital expenditures and future acquisitions to supplement our current product offerings. Should additional funds be required, we have $1.5 million of borrowing capacity available under our existing credit facility, which currently expires on May 2, 2009.

The Company’s future contractual obligations for agreements with initial terms greater than one year, including agreements to purchase materials in the normal course of business, are summarized as follows (in thousands):

	As of March 31,		Payment Period
	2007	2008	2009	2010	2011
Operating leases	164	169	28	28	2
Unconditional purchase obligations	3,333	1,111	-0-	-0-	-0-

Our future results of operations and the other forward-looking statements contained herein, particularly the statements regarding growth in the medical products industry, capital spending, research and development, and marketing and general and administrative expenses, involve a number of risks and uncertainties. In addition to the factors discussed above, there are other factors that could cause actual results to differ materially, such as business conditions and the general economies, competitive factors including rival manufacturers’ availability of components at reasonable prices, risk of nonpayment of accounts receivable, risks associated with foreign operations and litigation involving intellectual property and consumer issues.

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

In addition, we have recognized deferred income tax assets for a portion of our net operating loss carryforwards that we anticipate utilizing in the future. The utilization of these net operating loss carryforwards will require that we generate net income of at least $1,000,000 before the carryforwards expire. In addition, there could be additional benefits recognized in the future if it becomes more than likely we will generate net income in excess of such amount.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

Our financial instruments include cash, cash equivalents and short-term investments. We are exposed to interest rate risk on our short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid overnight money market investments. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term overnight securities. If a 10% change in interest rates were to have occurred on March 31, 2007, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we have concluded that we do not have a material financial market risk exposure.

Foreign Currency Risk

Although we have a foreign subsidiary located in Canada, our transactions outside our functional currency are minimal and not a material financial risk.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures [as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)] as of March 31, 2007 was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer (“the Certifying Officers”). Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.

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

(b) Changes in internal controls

There were no changes to the Company’s internal control over financial reporting during the quarter ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There were no legal proceedings during the quarterly period ended March 31, 2007 that could have a material effect on our financial position.

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors previously disclosed in our Form 10K for the year ended December 31, 2006, in response to Item 1A to Part 1 of Form 10K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

(a) The Company filed a Form 510-K application, which has since been approved, with the Food and Drug Administration (FDA) for its “In-a-Flash” Suture Removal Device which is designed to remove sutures with a tension free cut. This device is to be utilized in various human and animal medical procedures.

The Company has received 510-K approval to market its ICON GI and modular laparoscopic instruments.

(b) Since our last proxy statement disseminated to our shareholders in connection with our last annual meeting of shareholders held on September 14, 2006, there have been no changes in the procedures by which our security holders or 5% holders may recommend nominees to our Board of Directors.

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

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bovie Medical Corporation.
(Registrant)
Date: May 15, 2007

/s/Andrew Makrides
Chief Executive Officer - Andrew Makrides

/s/Gary D. Pickett
Chief Financial Officer- Gary D. Pickett