Form 10-Q
period 2007-06-30
BOVIE MEDICAL CORP
filed 2007-08-10
CIK 719135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

The number of shares of common stock, par value $0.001 per share, outstanding on July 31, 2007 was 15,528,460

Index

PART I. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2007 AND DECEMBER 31, 2006

Assets

	(Unaudited)	(Audited)
	June 30, 2007	December 31, 2006

Current assets:

Cash and cash equivalents	$2,501,409	$2,952,892
Trade accounts receivable, net of allowance for doubtful accounts of approximately $8,700 and $10,000, respectively	2,789,074	2,817,557
Inventories	4,470,915	3,609,301
Prepaid expenses	285,317	402,423
Deferred tax asset	1,015,673	386,200

Total current assets	11,062,388	10,168,373

Property and equipment, net	3,436,634	3,217,020

Other assets:

Brand name/trademark, net	1,509,662	1,509,662
Purchased technology, net	2,141,804	1,529,330
License rights, net	310,359	240,000
Deposits	21,215	21,215

Total other assets	3,983,040	3,300,207

Total Assets	$18,482,062	$16,685,600

The accompanying notes are an integral part of the consolidated financial statements.

Index

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2007 AND DECEMBER 31, 2006
(CONTINUED)

Liabilities and Stockholders' Equity

	(Unaudited)	(Audited)
	June 30, 2007	December 31, 2006
Current liabilities:

Accounts payable	$1,003,102	$916,253
Accrued expenses and other liabilities	994,071	905,716
Customer deposits	50,927	91,198
Deferred revenue	77,686	173,986

Total current liabilities	2,125,786	2,087,153

Liability for purchased assets	418,150	418,150

Total liabilities	2,543,936	2,505,303

Minority interest	--	120,000

Stockholders' equity:

Preferred stock, par value $.001; 10,000,000 shares authorized; none issued and outstanding	--	--
Common stock par value $.001; 40,000,000 shares authorized, 15,358,865 and 15,223,538 issued and outstanding on June 30, 2007 and December 31, 2006, respectively	15,360	15,224
Additional paid in capital	22,333,932	22,104,416
Accumulated deficit	(6,411,166)	(8,059,343)

Total stockholders' equity	15,938,126	14,060,297

Total Liabilities and Stockholders' Equity	$18,482,062	$16,685,600

The accompanying notes are an integral part of the consolidated financial statements.

Index

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Sales	$7,439,380	$6,740,745	$14,142,243	$12,752,196
Cost of sales	4,401,413	3,848,484	8,599,192	7,553,776

Gross profit	3,037,967	2,892,261	5,543,051	5,198,420

Other costs and expenses:

Research and development	435,851	267,075	816,593	378,055
Professional services	199,355	120,911	389,847	250,838
Salaries and related costs	738,571	758,116	1,468,510	1,282,620
Selling, general and administrative	1,083,522	990,372	1,891,633	1,812,759
Development cost-joint venture	-	44,283	-	78,000

Total costs and expenses	2,457,299	2,180,757	4,566,583	3,802,272

Income from operations	580,668	711,504	976,468	1,396,148

Interest income, net	33,649	11,306	72,236	21,792

Income before minority interest and income taxes	614,317	722,810	1,048,704	1,417,940

Minority interest	--	5,000	--	10,000
Provision for income tax	(232,049)	(235,700)	(421,146)	(493,200)
Realized benefit of tax loss carryforward	685,723	220,700	1,020,619	468,200

Net income	$1,067,991	$712,810	$1,648,177	$1,402,940

Earnings per share
Basic	$.07	$.05	$.11	$.10
Diluted	$.06	$.04	$.09	$.08

Weighted average number of shares outstanding	15,346,673	14,286,858	15,317,816	14,223,949

Weighted average number of shares outstanding adjusted for dilutive securities	17,752,431	17,129,404	17,781,383	16,957,670

The accompanying notes are an integral part of the consolidated financial statements.

Index

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2006 AND THE PERIOD
ENDED JUNE 30, 2007 (UNAUDITED)

				Additional
	Options	Common		Paid-in	Accumulated
	Outstanding	Shares	Par Value	Capital	Deficit	Total

January 1, 2006	4,168,870	14,040,728	$14,041	$20,530,108	$(10,742,549)	$9,801,600

Options granted	120,000	--	--	41,097	--	41,097

Options exercised	(982,810)	982,810	983	794,943	--	795,926

Options forfeited	(102,360)	--	--	--	--	--

Stock options issued to acquire assets	--	--	--	63,300	--	63,300

Stock issued to acquire assets	--	200,000	200	674,968	--	675,168

Income for the year	--	--	--	--	2,683,206	2,683,206

December 31, 2006	3,203,700	15,223,538	15,224	22,104,416	(8,059,343)	14,060,297

Options exercised	(117,800)	117,800	118	190,957	--	191,075

Options granted	145,000	--	--		--	--

Stock option expense	--	--	--	33,588	--	33,588

Options forfeited	(42,500)	--	--	--	--	--

Reclass adjustment	--	17,527	18	4,971	--	4,989

Income for the period	--	--	--	--	1,648,177	1,648,177

June 30, 2007 (Unaudited)	3,188,400	15,358,865	$15,360	$22,333,932	$(6,411,166)	$15,938,126

The accompanying notes are an integral part of the consolidated financial statements.

Index

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	2007	2006

Cash flows from operating activities
Net income	$1,648,177	$1,402,940
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization of property and equipment	322,303	211,369
Provision for (recovery of ) inventory obsolescence	(60,784)	(141,370)
Benefit for deferred income taxes	(629,473)	--
Amortization of intangible assets	25,191	27,473
Stock based compensation	33,588	--
Other non-cash expense	4,989	--
Minority interest in net income	--	(10,000)
Changes in current assets and liabilities:
Receivables	28,483	(210,100)
Inventories	(800,830)	(122,690)
Prepaid expenses	117,106	(81,670)
Accounts payable	86,849	(50,172)
Accrued expenses and other liabilities	88,355	231,397
Customer deposits	(40,271)	--
Deferred revenue	(96,300)	(21,300)

Net cash provided by operating activities	727,383	1,235,877

Cash flows from investing activities
Purchases of property and equipment	(541,917)	(510,885)
Purchased technology	(512,404)	(224,100)
Purchase of license rights	(315,620)	--

Net cash used in investing activities	(1,369,941)	(734,985)

Cash flows from financing activities
Repayments of long term debt	--	(162,480)
Common shares issued	191,075	259,302

Net cash provided by financing activities	191,075	96,822

Net change in cash and cash equivalents	(451,483)	597,714

Cash and cash equivalents, beginning of period	2,952,892	1,295,266

Cash and cash equivalents, end of period	$2,501,409	$1,892,980

Cash paid during the six months ended June 30, 2007 and 2006:

Interest	$2,439	$16,070
Income taxes	$25,344	$--

Supplemental disclosure of non-cash investing and financing activities - During the six months ended June 30, 2007, purchased technology increased by $115,000 upon the acquisition of a minority interest in a joint venture (see Note 8).

The accompanying notes are an integral part of the consolidated financial statements

Index

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

NOTE 2.  INVENTORIES

Inventories are stated at the lower of cost or market.  Cost is determined principally on the average cost method.  Inventories at June 30, 2007 and December 31, 2006 were as follows:

	June 30, 2007	December 31, 2006

Raw materials	$2,249,547	$1,640,254
Work in process	1,477,540	1,351,540
Finished goods	743,828	617,507

Total	$4,470,915	$3,609,301

NOTE 3.  INTANGIBLE ASSETS

At June 30, 2007 and December 31, 2006 intangible assets consisted of the following:

	June 30, 2007	December 31, 2006

Trade name (life indefinite)	$1,509,662	$1,509,662

Purchased technology (9-17 year lives)	$2,432,932	$1,805,864
Less accumulated amortization	(291,128)	(276,534)

Net carrying amount	$2,141,804	$1,529,330

License rights (10 year life)	$-	$400,000
License rights (5 yr life)	315,619	-
Less accumulated amortization	(5,260)	(160,000)
Net carrying amount	$310,359	$240,000

Index

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

SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, the Company is required to recognize an allocable portion of compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006 (compensation costs are recognized as the awards continue to vest), based on the grant-date fair value estimated in accordance with the provisions of SFAS 123.  Prior periods were not restated to reflect the impact of adopting the new standard. As of June 30, 2007, there was approximately $439,300 of total unrecognized compensation costs related to unvested options. That cost is expected to be recognized over a period of 4 to 7 years.

The weighted average grant date fair value of options granted during the six months ended June 30, 2007 was estimated on the grant date using the binomial lattice option-pricing model with the following assumptions: expected volatility of 26%, expected term of 5 to 7 years, risk-free interest rate of 5.5%, and expected dividend yield of 0%. Expected volatility is based on a weighted average of the historical volatility of the Company's stock and peer company volatility. The average expected life was calculated using the simplified method under SAB 107. The risk-free rate is based on the rate of U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of option grants. The Company uses historical data to estimate pre-vesting forfeiture rates.

FIN 46(R) "Consolidation of Variable Interest Entities--an interpretation of ARB No. 51"

FIN 46R expands the scope of ARB51 and various EITFs and can require consolidation of legal structures, called Variable Interest Entities ("VIEs"). Companies with investments in Special Purpose Entities ("SPEs") were required to implement FIN 46R in 2003; however, companies with VIEs were permitted to implement in the first quarter of 2004. While we do not have SPEs, we did have a VIE that qualified for consolidation (Jump Agentur Fur Electrotechnik GMBH - “the Joint Venture” or  “JAG”) until we purchased the minority stockholder’s 50% ownership interest in May 2007 (see Note 8).  Accordingly, the financial position and results of operations of this entity have been included in the accompanying consolidated financials statements for each of the periods presented. The impact of consolidating this entity when it was  a VIE did not have a material effect on our consolidated statements of operations or cash flows.

SFAS No. 151 - Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4,” which adopts wording from the International Accounting Standards Board’s (IASB) IAS 2 “Inventories” (“AS 151”) in an effort to improve the comparability of cross-border financial reporting.  The FASB and IASB both believe the standards have the same intent; however, an amendment to the wording was adopted to avoid inconsistent application.  The new standard indicates that abnormal freight, handling costs, and wasted materials (spoilage) are required to be treated as current period charges rather than as a portion of inventory cost.  Additionally, the standard clarifies that fixed production overhead should be allocated based on the normal capacity of a production facility.  Adoption of this statement, which was effective January 1, 2007 did not have a material impact on our consolidated earnings, financial position or cash flows.

Index

FSP 109-1 Application of FASB Statement No. 109 – Accounting for Income Taxes to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004

In December 2004, the FASB issued FSP FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.”  The FSP clarifies that the manufacturer’s deduction provided for under the American Jobs Creation Act of 2004 (the Act) should be accounted for as a special deduction in accordance with SFAS No. 109, “Accounting for Income Taxes,” and not as a tax rate reduction.  The Qualified Production Activities Deduction did not impact the Company’s consolidated earnings, financial position or cash flows for fiscal year 2006. We are currently evaluating the effect that this deduction will have in 2007 and beyond.

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

SFAS 155 - Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statement Numbers 133 and 140

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of SFAS No. 133 and No. 140" (“FAS 155”).  This Statement, among other things, allows a preparer to elect fair value measurement of instruments in cases in which a derivative would otherwise have to be bifurcated. The provisions of this Statement are effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The adoption of this Statement did not have a material impact on the Company's consolidated financial position or results of operations.

SFAS 156  - Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets-an amendment of SFAS No. 140" (“FAS 156”).  This Statement amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. The provisions of this Statement are effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. Adoption of this Statement did not have a material impact on the Company's consolidated financial position or results of operations.

FIN 48 - Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109

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

SAB 108 – ‘Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements’

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on the consideration of the effects of prior year unadjusted errors in quantifying current year misstatements for the purpose of a materiality assessment.  The Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements.  We have not yet determined what effect, if any, adoption of this Statement will have on consolidated financial position or results of operations.

Index

SFAS 157 – Fair Value Measurement’

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

SFAS 158 – Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statement Nos. 87, 88, 106, and 132(R)

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statement Nos. 87, 88, 106, and 132(R), or (“FAS 158”). This Statement requires an employer that is a business entity and sponsors one or more single-employer defined benefit plans to (a) recognize the funded status of a benefit plan—measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation—in its statement of financial position; (b) recognize, as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FAS 87, Employers’ Accounting for Pensions, or FAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions; (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions); and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations.  An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. Adoption of this statement did not have a material effect on the Company’s consolidated financial position or results of operations.

SFAS 159 – The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115

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

Index

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

NOTE 5.  STOCKHOLDERS’ EQUITY

During the six month period ended June 30, 2007, we issued 117,800 common shares on the exercise of employee and non-employee options.  The issuance of the common stock resulted in an increase in capital of $191,075.

NOTE 6.  EARNINGS PER SHARE

We compute basic earnings per share (“basic EPS”) by dividing net income by the weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share (“Diluted EPS”) gives effect to all potential dilutive shares outstanding (in our case, employee stock options) during the period.  There were 2,463,567 and 2,733,721 potentially dilutive shares outstanding during the six month periods ended June 30, 2007 and 2006, respectively.     The shares used in the calculation of Diluted EPS exclude options to purchase shares where the exercise price was greater than the average market price of common shares during the quarter.  Such shares aggregated 150,000 and zero during the six months ended June 30, 2007 and 2006, respectively.

NOTE 7. INCOME TAXES

At December 31, 2006, the Company had a net deferred income tax asset of approximately $386,000; a significant portion of which arose from net operating loss carry forwards.  During the six months ended June 30, 2007, the Company recorded the following entries:

▪
An entry to eliminate substantially all of its provision for income taxes and reduce the deferred income tax asset for approximately $391,000 representing the benefit of the utilization of a portion of its net operating loss carryforwards during the period.

▪
An entry to increase its deferred income tax asset and recognize an additional benefit for income taxes for approximately $1,016,000.   Substantially all of this amount arose from management’s periodic assessment of the valuation allowance related to the deferred tax asset arising from net operating loss carryforwards.   At December 31, 2006 and March 31, 2007 a significant portion of this asset was offset by a valuation allowance as the asset did not meet the required asset recognition standard required by FAS 109.  However, at this time, management believes that its remaining net operating loss carryforwards will be utilized by June 30, 2008 and accordingly, the remaining valuation allowance related to such asset has been reversed at June 30, 2007 resulting in a current deferred income tax asset.   As a result, and assuming we continue to generate positive results of operations, our net income will be reduced by a provision for income taxes in the future.  However, we do not expect to pay any income taxes, other than those arising from the alternative minimum tax, until we fully utilize our net operating loss carryforwards.

Index

NOTE 8.   SIGNIFICANT CURRENT QUARTER EVENTS

On April 30, 2007 we acquired the remaining 50% interest in JAG (previously our J-Plasma joint-venture for total consideration of $500,000, resulting in us having 100% ownership of the medical device technology. We recorded the $500,000 investment, as well as certain direct costs incident to the acquisition and the reversal of the remaining balance of our minority interest ($115,000) as an increase in “Purchased technology” (see Note 1).  The technology utilizes a gas ionization process producing a stable thin focused beam of ionized gas that can be controlled in a wide range of temperatures and intensities, providing the surgeon greater precision, minimal invasiveness and an absence of conductive currents during surgery. Recent engineering improvements include increases in power and efficiency and component miniaturization, making manufacturing easier and less costly. Production prototypes have been developed for testing purposes. Intended areas of use include veterinary medicine and dermatology. Other possible uses contemplated are in gastroenterology, gynecology, urology and cosmetology.

 In May of 2007 we entered into distribution and manufacturing agreements with Canady Technology, LLC for its plasma related products for a total consideration of approximately $316,000, which amount has been reflected as an intangible asset in the accompanying consolidated balance sheet (see Note 1). Bovie will manufacture several types of argon plasma accessories for Canady Technology as well as distribute Canady products worldwide.

Index

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

Domestic sales accounted for approximately 85% of total revenues in the first six months of 2007  as compared to approximately 87% in the first six months of 2006.  Most of the Company’s products are marketed through medical distributors, which distribute to more than 6,000 hospitals, to doctors and other health-care facilities.  The Company’s products are sold in more than 150 countries through local distributors coordinated by our in-house sales and marketing personnel at the St. Petersburg, Florida facility. We have no manufacturing facilities or branch offices other than the Florida and Canadian facilities.

Our ten largest customers accounted for approximately 71% of net revenues for the first six months of both 2007 and 2006 and at June 30, 2007 and 2006, our ten largest trade receivables accounted for approximately 71% and 67% of outstanding receivables, respectively.  In the first six months of 2007 and 2006 one customer accounted for 19.4% and 21% of total sales, respectively. In addition, for the first six months of 2007 a second customer accounted for 11.3% of total sales.

Our business is generally not seasonal in nature.

Outlook

We continue to make progress in the design and manufacture of new products.  The goals we established for Bovie Canada, which we acquired during the fourth quarter of fiscal 2006 are being achieved.

Given the continued positive progress of Bovie’s MEG and Polaris™ hand held instrument product lines, management is optimistic that the marketing of the MEG, anticipated in late 2007 and Polaris™ in the first half of 2008 could significantly increase future revenues.  In addition, Bovie has been engaged in continuous discussions with larger companies, which could lead to beneficial collaborative manufacturing and marketing efforts.  The market size for these products, together with expected higher margins, over the long term, could translate into significantly improved earnings.

Other new products in electrosurgery will continue to be featured during 2007 and 2008 as we move into new niche markets.  Shipments of our ICON GI began in August 2007 and we anticipate that our agreement with Canady Technologies will mark our entry into the plasma markets and accelerate our efforts to market J-Plasma.

Through careful study of markets and the development of appropriate marketing strategies to maximize our potential, we seek to create opportunities for growth by the introduction of new medical products with expanding applications. As we previously stated financial resources and great effort are being directed at these new areas of opportunity, which form the bases for management’s optimism.

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

Index

Result of Operations (to be read in conjunction with the consolidated statements of operations)

The table below outlines the components of the consolidated statements of operations as a percentage of net sales and the year-to-year percentage change in dollar amounts:

Analysis of Quarters Ended June 30, 2007 and 2006

	2nd Quarter		Percentage Change in Dollar	Six Months		Percentage Change in Dollar
	2007	2006	Amounts	2007	2006	Amounts
	%	%	%	%	%	%

Sales	100.0	100.0	10.4	100.0	100.0	10.9
Cost of sales	59.2	57.0	14.4	60.8	59.0	13.8
Gross profit	40.8	43.0	5.0	39.2	41.0	6.63

Other costs:
Research & development	5.9	4.0	63.2	5.8	3.0	116.0
Professional services	2.7	2.0	64.9	2.8	2.0	55.4
Salaries and related costs	9.9	11.0	(2.6)	10.4	10.0	14.5
Selling, general and administrative	14.5	15.0	9.4	13.3	14.0	4.4
Development cost-joint venture	0.0	0.0	(100.0)	0.0	1.0	(100.0)

Total other costs	33.0	32.0	12.7	32.3	30.0	20.1

Income from operations	7.8	11.0	(18.4)	6.9	11.0	(30.0)

Interest income, net	.5	0.0	197.6	.5	0.0	231.5

Income before minority interest and income tax	8.3	11.0	(15.0)	7.4	11.0	(26.0)

Minority interest	0.0	0.0	(100.0)	0.0	0.0	(100.0)
Provision for income tax	(3.1)	(3.0)	(1.6)	(2.9)	(4.0)	(14.6)
Realized benefit of tax loss carryforward	9.2	3.0	210.7	7.2	4.0	118.0

Net earnings	14.4	11.0	49.8	11.7	11.0	17.5

Results of Operations -Six months ended June 30, 2007 compared to six months ended June 30, 2006

The table below sets forth domestic/international and product line sales information for the first six months of 2007 and 2006:
			%age change	Increase/
	2007	2006	2007/2006	(Decrease)
Net Sales (in thousands):
Domestic	$12,036	$11,117	8.3	919
International	2,106	1,635	28.8	471

Total net sales	$14,142	$12,752	10.9	1,390

Product line sales:
Electrosurgical	$9,869	$8,380	17.8	1,489
Cauteries	3,050	2,877	6.0	173
Other	1,223	1,495	(18.2)	(272)

Total net sales	$14,142	$12,752	10.9	1,390

Index

The results of operations for the six months ended June 30, 2007 show increased sales but a decrease in pre-tax income, as compared to the first six months of 2006. Sales of electrosurgical products increased by 17.8% or $1.5 million compared to the same six month period of 2006 while sales of cauteries increased by 6.0% from $2.9 million to $3.1 million.  Other sales decreased by 18.2% from $1.5 million to $1.2 million.  This decrease was mainly the result of a decrease in contracted development services revenue as OEM developed products went into production.  No sales of one particular electrosurgical product dominated the number of units sold.

Arthrex sales of generators and accessories increased slightly by approximately $68,500 or 2.5% to $2.8 million for the six months ended June 30, 2007 from $2.7 million for the six months ended June 30, 2006.

Domestic sales were $12.0 million for six months ended June 30, 2007, representing an increase of 8.3% from the same period last year.  International sales were $2.1 million for the six months ended June 30, 2007, representing an increase of 28.8% over the same period in 2006.

Cost of sales represented 60.8% of sales during the six months ended June 30, 2007 as compared to 59% of sales during the same period in 2006, a total of $8.6 million and $7.6 million, respectively, an increase of $1.0 million.  The reason for the increase in cost of sales percentage was due to a decrease of 0.4% in indirect costs coupled with an increase in material cost of 3.1%.

Research and development expenses were 5.8% and 3.0% of sales for the six months ended June 30, 2007 and 2006, respectively.  These expenses increased 116% in 2007 to approximately $816,600, an increase over the corresponding period of 2006 of approximately $438,500.  This increase is largely due to costs related to our Canadian facility which we did not own until the fourth quarter of 2006, annual salary increases, and Icon GI final program testing. New products under development are the modular forceps instruments, plasma technology, and various improvements to our line of electrosurgical generators. At the end of July 2007 we began production and sales of the Icon GI device.

Professional services increased from approximately $250,800 in the first six months of 2006 to $389,800 in the first six months of 2007, an increase of approximately $139,000 or 55.4%.  We had an increase in legal costs related to the development of additional manufacturing and development contracts and patent related filings for the six months ended June 30, 2007 compared to the previous year’s first quarter.

Salaries and related costs increased in the first six months of 2007 by 14.5% to $1.5 million as compared to the first six months of 2006 at $1.3 million.  The increase was mainly attributable to additional employees needed to foster our growth in various areas coupled with annual salary increases.

Selling, general and administrative expenses decreased as a percentage of sales by 0.7% for the first six months of 2007 as compared to the first six months of 2006, but increased minimally in dollars in the amount of approximately $78,900 to a total of $1.9 million for first six months of 2007 from $1.8 million for the same period in 2006.

We have agreements with various sales representatives to develop markets for our new products and to maintain customer relations.  Our current representatives receive an average commission of approximately 4% of sales in their market areas.  In the first six months of 2007 and 2006, commissions paid approximated $277,300 and $288,600 respectively, a decrease of 3.9%.

Net interest earned increased by approximately $50,400 during the first six months of 2007 when compared to the same period in 2006 primarily as a result of our higher cash balances being invested and yielding higher interest rates.

Before consideration of our net operating loss carryforwards, our effective income tax rate was 40% in the first six months of 2007 compared to 36% in the first six months of 2006.  However, and with the exception of AMT taxes (approximately $30,000 for both 2007 and 2006), both of these provisions were reduced to zero as a result of the utilization of net operating loss carryforwards. In addition, during the six months ended June 30, 2007, we recognized additional income of approximately $600,000 as a result of a deferred benefit recorded for the anticipated utilization of substantially all of our remaining net operating loss carryforwards (previously a portion of our deferred income tax assets arising from net operating loss carryforwards were reduced by a valuation allowance).

Index

Results of Operations - Three months ended June 30, 2007 compared to three months ended June 30, 2006

The table below sets forth domestic/international and product line sales information for the second quarter of 2007 and 2006:
			%age change	Increase/
	2007	2006	2007/2006	(Decrease)
Net Sales (in thousands)
Domestic	$6,330	$5,888	7.5	442
International	1,109	853	30.0	256

Total net sales	$7,439	$6,741	10.4	698

Product line sales:
Electrosurgical	$5,216	$4,569	14.1	647
Cauteries	1,588	1,530	3.7	58
Other	635	642	(1.0)	(7)

Total net sales	$7,439	$6,741	10.4	698

Sales for the three month period ended June 30, 2007 were $7.4 million as compared to $6.7 million for the same period in 2006, an increase of $0.7 million or 10.4%.  The increase was mainly attributed to increased sales of electrosurgical products.

Cost of goods sold increased from $3.8 million to $4.4 million an increase of $0.6 million or 14.4% for the three month period ended June 30, 2007 as compared to the same period in 2006.

Gross profit increased from $2.9 million to $3.0 million an increase of $0.1 million or 5.0%.  Gross profit percentage decreased from 43% in 2006 to 41% in 2007.  The reason for the decrease was mainly attributed to a 1.9% increase in material costs and a 0.4% increase in labor costs.

Research and development increased by approximately $168,800 or 63.2% from $267,100 to $435,900 for the quarters ended June 30, 2006 and June 30, 2007, respectively.  The increase is due to costs for new products under development as they approach completion (i.e. modular forceps instruments, suture removal device, and GI device), especially the Icon GI device which has gone into production as of August 2007.

Professional fees increased by approximately $78,500 or 64.9% from $120,900 to $199,400 for the quarters ended June 30, 2006 to June 30, 2007, respectively. This increase is mainly attributed to increased legal costs in patent research and filings for some of the new products under development.

Salaries and related costs decreased from approximately $758,100 to $739,000 for the quarters ended June 30, 2006 to June 30, 2007, respectively, a decrease of approximately $19,500 or 2.6%. This decrease was mainly attributable to a decrease in field reps deemed necessary to foster the growth of the company.

Selling, general and administrative expenses increased by approximately $93,200 or 9.4% from $990,400 to $1,083,500 for the quarters ended June 30, 2007 to June 30, 2006, respectively. The largest areas of increased costs were for stock exchange fees and computer infrastructure upgrade expenses.

Total other costs went from $2,180,800 for the three months ended June 30, 2006 to $2,457,300 for the same period in 2007, an increase of approximately $276,500 or 12.7%.

Net interest income increased by approximately $22,300 or 198%, from $33,600 in income for the quarter ended June 30, 2007 as compared to $11,300 for the quarter ended June 30, 2006.  The increase is a direct result from the investment of our higher cash balances yielding higher interest rates.

As a result of the above, income from operations for the three months ended June 30, 2007 was $614,317 compared to $722,810 for the same three months period in 2006.

Before consideration of our net operating loss carryforwards, our effective income tax rate approximated 37% in the second quarter of 2007 compared to 33% for the corresponding period of the preceding fiscal year. However, and with the exception of AMT taxes (approximately $30,000 for both 2007 and 2006), both of these provisions were reduced to zero as a result of the utilization of net operating loss carryforwards. In addition, during the quarter ended June 30, 2007, we recognized additional income of approximately $335,000 as a result of a deferred benefit recorded for the anticipated utilization of substantially all of our remaining net operating loss carryforwards (previously a portion of our deferred income tax assets arising from net operating loss carryforwards were reduced by a valuation allowance).

Index

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

Liquidity and Capital Resources

Our working capital at June 30, 2007 increased $0.8 million to $8.9 million from $8.1 million at December 31, 2006. The increase in working capital was primarily a result of cash provided from operating activities.  Accounts payable and other accrued liabilities together increased minimally by $38,632 in the first six months of 2007. Accounts receivable day sales outstanding were 41.0 days and 45.7 days at June 30, 2007 and June 30, 2006 respectively.

Index

We generated cash from operations of $0.7 and $1.2 million for the six months ended June 30, 2007 and 2006, respectively.  The decrease in cash from operations for the period ended June 30, 2007 compared to the prior year is primarily due to the increase in purchases for inventory necessary to facilitate the anticipated production schedule of our new product the Icon GI, especially items that have longer than our average lead time.

In the first six months ended June 30, 2007 we used $0.5 million for the purchase of fixed assets, $0.4 million for purchased technology, and $0.3 for the purchase of licensing rights.

We had $2.5 million in cash and cash equivalents at June 30, 2007. We believe our cash on hand, as well as anticipated cash flows from operations, will be sufficient to fund future operating capital requirements, future manufacturing facility construction, other capital expenditures and future acquisitions to supplement our current product offerings. Should additional funds be required, we have $1.5 million of borrowing capacity available under our existing credit facility, which currently expires on May 2, 2009.

The Company’s future contractual obligations for agreements with initial terms greater than one year, including agreements to purchase materials in the normal course of business, are summarized as follows (in thousands):

	As of June 30,	Payment Period
	2007	2008	2009	2010	2011
Operating leases	110	169	28	28	2
Unconditional purchase obligations	2,222	1,111	-0-	-0-	-0-

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

Index

Impairment of long-lived assets

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

Stock -based Compensation

Options to purchase our common shares may be granted to our key employees, officers and directors by the Board of Directors. The Company accounts for stock options in accordance with SFAS Statement 123 (R) with option expense amortized over the vesting period based on the binomial lattice option-pricing model fair value on the grant date.

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

We have recognized a current deferred income tax asset arising from the anticipated utilization of certain  net operating loss carryforwards by June 30, 2008.  As a result, and assuming we continue to generate positive results of operations, our net income will be reduced by a provision for income taxes in the future.  However, we do not expect to pay any income taxes, other than those arising from the alternative minimum tax, until we fully utilize our net operating loss carryforwards.

 If we are unable to utilize our net operating loss carryforwards  before they  expire (in various years between 2015 and 2022), then all or a portion of this deferred income tax asset will not be realized, and we will most likely be required to  record  additional income tax expense in our future results of operations.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

Our financial instruments include cash, cash equivalents and short-term investments. We are exposed to interest rate risk on our short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid overnight money market investments. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term overnight securities. If a 10% change in interest rates were to have occurred on June 30, 2007, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we have concluded that we do not have a material financial market risk exposure.

Index

Foreign Currency Risk

Although we have a foreign subsidiary located in Canada, our transactions outside our functional currency are minimal and not a material financial risk.

ITEM 4.  CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures [as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)] as of June 30, 2007 was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer (“the Certifying Officers”).  Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.

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

(b)  Changes in internal controls

There were no changes to the Company’s internal control over financial reporting during the quarter ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not aware of any legal proceedings outstanding that could have a material effect on our financial position as of June 30, 2007.

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

Index

The Company has received 510-K clearance to market its ICON GI for gastroenterological and modular laparoscopic instruments.

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

Index

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bovie Medical Corporation.
(Registrant)

Date:  August 10, 2007

/s/Andrew Makrides
Chief Executive Officer - Andrew Makrides

/s/Gary D. Pickett
Chief Financial Officer- Gary D. Pickett