Form 10-Q
period 2007-09-30
BOVIE MEDICAL CORP
filed 2007-11-13
CIK 719135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period from              to

Commission file number 012183

 BOVIE MEDICAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	11-2644611
(State or other jurisdiction Of incorporation or organization)	(IRS Employer Identification No.)

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

The number of shares of common stock, par value $0.001 per share, outstanding on September 30, 2007 was 15,410,323

Index

PART I. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

Assets

	(Unaudited)	(Audited)
	September 30, 2007	December 31, 2006

Current assets:

Cash and cash equivalents	$2,637,574	$2,952,892
Trade accounts receivable, net of allowance for doubtful accounts of approximately $8,700 and $10,000, respectively	2,982,000	2,817,557
Inventories	4,680,752	3,609,301
Prepaid expenses	465,988	402,423
Deferred tax asset	757,392	386,200

Total current assets	11,523,706	10,168,373

Property and equipment, net	3,396,754	3,217,020

Other assets:

Brand name/trademark, net	1,509,662	1,509,662
Purchased technology, net	2,123,991	1,529,330
License rights, net	294,578	240,000
Deposits	21,215	21,215

Total other assets	3,949,446	3,300,207

Total Assets	$18,869,906	$16,685,600

The accompanying notes are an integral part of the consolidated financial statements.

Index

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2007 AND DECEMBER 31, 2006
(CONTINUED)

Liabilities and Stockholders' Equity

	(Unaudited)	(Audited)
	September 30, 2007	December 31, 2006
Current liabilities:

Accounts payable	$869,171	$916,253
Accrued and other liabilities	1,063,321	955,716
Customer deposits	48,260	91,198
Deferred revenue	67,036	173,986

Total current liabilities	2,047,788	2,137,153

Liability for purchased assets	368,150	368,150

Total liabilities	2,415,938	2,505,303

Minority interest	--	120,000

Stockholders' equity:

Preferred stock, par value $.001; 10,000,000 shares authorized; none issued and outstanding	--	--
Common stock par value $.001; 40,000,000 shares authorized, 15,410,323 and 15,223,538 issued and outstanding on September 30, 2007 and December 31, 2006, respectively	15,410	15,224
Additional paid in capital	22,378,088	22,104,416
Accumulated deficit	(5,939,530)	(8,059,343)

Total stockholders' equity	16,453,968	14,060,297

Total Liabilities and Stockholders' Equity	$18,869,906	$16,685,600

The accompanying notes are an integral part of the consolidated financial statements.

Index

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Sales	$7,459,818	$6,999,054	$21,602,061	$19,751,250
Cost of sales	4,343,709	4,118,252	12,942,901	11,743,121

Gross profit	3,116,109	2,880,802	8,659,160	8,008,129

Other costs and expenses:

Research and development	415,992	261,923	1,232,585	631,674
Professional services	219,354	154,264	609,201	400,945
Salaries and related costs	665,882	647,002	2,134,392	1,847,328
Selling, general and administrative	1,104,050	952,453	2,995,684	2,789,005
Development cost-joint venture	--	34,506	--	112,506

Total costs and expenses	2,405,278	2,050,148	6,971,862	5,781,458

Income from operations	710,831	830,654	1,687,298	2,226,671

Interest income, net	34,086	28,872	101,323	50,795

Income before minority interest and income taxes	744,917	859,526	1,788,621	2,277,466

Minority interest	--	5,000	5,000	15,000
Provision for income tax	(273,281)	(292,239)	(694,427)	(774,338)
Realized benefit of tax loss carryforward	--	284,672	1,020,619	741,771

Net income	$471,636	$856,959	$2,119,813	$2,259,899

Earnings per share
Basic	$.03	$.06	$.14	$.16
Diluted	$.03	$.05	$.12	$.13

Weighted average number of shares outstanding	15,388,073	14,610,828	15,284,033	14,351,324

Weighted average number of shares outstanding adjusted for dilutive securities	17,699,654	17,483,781	17,669,657	16,895,099

The accompanying notes are an integral part of the consolidated financial statements.

Index

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2006 AND THE NINE MONTHS
ENDED SEPTEMBER 30, 2007 (UNAUDITED)

				Additional
	Options	Common		Paid-in	Accumulated
	Outstanding	Shares	Par Value	Capital	Deficit	Total

January 1, 2006	4,168,870	14,040,728	$14,041	$20,530,108	$(10,742,549)	$9,801,600

Options granted	120,000	--	--	41,097	--	41,097

Options exercised	(982,810)	982,810	983	794,943	--	795,926

Options forfeited	(102,360)	--	--	--	--	--

Stock options issued to acquire assets	--	--	--	63,300	--	63,300

Stock issued to acquire assets	--	200,000	200	674,968	--	675,168

Income for the year	--	--	--	--	2,683,206	2,683,206

December 31, 2006	3,203,700	15,223,538	15,224	22,104,416	(8,059,343)	14,060,297

Options exercised	(174,800)	174,800	175	248,501		248,676

Options granted	145,000	--	--	--	--	--

Stock option expense	--	--	--	52,693	--	52,693

Options forfeited	(42,500)	--	--	--	--	--

Stock Swap to Acquire Options	--	(5,444)	(5)	(32,495)	--	(32,500)

Other	--	(98)	16	(16)	--	--

Reclass adjustment	--	17,527		4989	--	4,989

Income for the period	--	--	--	--	2,119,813	2,119,813

September 30, 2007 (Unaudited)	3,131,400	15,410,323	$15,410	$22,378,088	$(5,939,530)	$16,453,968

The accompanying notes are an integral part of the consolidated financial statements.

Index

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	2007	2006
Cash flows from operating activities
Net income	$2,119,813	$2,259,899
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	492,463	355,024
Amortization of intangible assets	67,739	54,082
Provision for (recovery of) inventory obsolescence	(67,976)	(26,502)
Loss on disposals of fixed assets	--	6,727
Non-cash adjustment	4,989	--
Stock based compensation	52,693	20,390
Stock-based expense for Henvil asset purchase	--	20,886
Benefit for deferred income taxes	(371,192)	--
Minority interest in net loss of joint venture	(5,000)	(15,000)
Changes in current assets and liabilities:
Receivables	(164,443)	(699,948)
Inventories	(1,003,475)	(354,653)
Prepaid expenses	(63,565)	1,045
Accounts payable	(47,082)	53,725
Accrued and other liabilities	107,605	304,903
Customer deposits	(42,938)	-
Deferred revenue	(106,950)	(31,950)
Net cash provided by operating activities	972,681	1,948,628

Cash flows from investing activities
Purchases of property and equipment	(672,200)	(929,253)
Purchased technology	(516,356)	(264,088)
Purchase of license rights	(315,619)	-
Net cash used in investing activities	(1,504,175)	(1,193,341)

Cash flows from financing activities
Repayments of long term debt	-	(367,153)
Increase in notes payable	-	132,067
Proceeds from sales of common shares	216,176	494,025
Net cash provided by financing activities	216,176	258,939

Net change in cash and cash equivalents	(315,318)	1,014,226

Cash and cash equivalents, beginning of period	2,952,892	1,295,266

Cash and cash equivalents, end of period	$2,637,574	$2,309,492

Cash paid during the nine months ended September 30, 2007 and 2006:

Interest	$2,439	$15,969
Income taxes	$59,916	$25,000

Supplemental disclosure of non-cash investing and financing activities - During the nine months ended September 30, 2007, the minority interest and license rights intangible asset declined by $115,000 upon the acquisition of the minority interest in a joint venture. In addition, at such time, the remaining net balance of the license rights intangible asset of $115,000 was reclassified to purchased technology.

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

NOTE 2.  INVENTORIES

Inventories are stated at the lower of cost or market.  Cost is determined principally on the average cost method.  Inventories at September 30, 2007 and December 31, 2006 were as follows:

	September 30, 2007	December 31, 2006

Raw materials	$2,377,899	$1,640,254
Work in process	1,455,237	1,351,540
Finished goods	847,616	617,507

Total	$4,680,752	$3,609,301

NOTE 3.  INTANGIBLE ASSETS

At September 30, 2007 and December 31, 2006 intangible assets consisted of the following:

	September 30, 2007	December 31, 2006

Trade name (life indefinite)	$1,509,662	$1,509,662

Purchased technology (9-17 year lives)	$2,437,220	$1,805,864
Less accumulated amortization	(313,229)	(276,534)

Net carrying amount	$2,123,991	$1,529,330

License rights (5 year life)	$315,619	$-
License rights (10 year life)	-	400,000
Less accumulated amortization	(21,041)	(160,000)
Net carrying amount	$294,578	$240,000

Index

NOTE 4.  NEW ACCOUNTING PRONOUNCEMENTS

Accounting for Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment ("SFAS 123R"), which requires companies to measure and recognize compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123R is being applied on the modified prospective basis. Prior to the adoption of SFAS 123R, the Company accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, as provided by SFAS 123, "Accounting for Stock Based Compensation" ("SFAS 123") and accordingly, recognized no compensation expense related to the stock-based plans as stock options granted to employees and directors were equal to the fair market value of the underlying stock at the date of grant. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, the Company is required to recognize an allocable portion of compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006 (compensation costs are recognized as the awards continue to vest), based on the grant-date fair value estimated in accordance with the provisions of SFAS 123.  Prior periods were not restated to reflect the impact of adopting the new standard. As of September 30, 2007, there was approximately $420,200 of total unrecognized compensation costs related to unvested options. That cost is expected to be recognized over a period of 4 to 7 years.

The weighted average grant date fair value of options granted during the nine months ended September 30, 2007 was estimated on the grant date using the binomial lattice option-pricing model with the following assumptions: expected volatility of 26%, expected term of 5 to 7 years, risk-free interest rate of 5.5%, and expected dividend yield of 0%. Expected volatility is based on a weighted average of the historical volatility of the Company's stock and peer company volatility. The average expected life was calculated using the simplified method under SAB 107. The risk-free rate is based on the rate of U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of option grants. The Company uses historical data to estimate pre-vesting forfeiture rates.

FIN 46(R) "Consolidation of Variable Interest Entities--an interpretation of ARB No. 51"

FIN 46R expands the scope of ARB51 and various EITFs and can require consolidation of legal structures, called Variable Interest Entities ("VIEs"). Companies with investments in Special Purpose Entities ("SPEs") were required to implement FIN 46R in 2003; however, companies with VIEs were permitted to implement in the first quarter of 2004. While we do not have SPEs, we did have a VIE that qualified for consolidation (Jump Agentur Fur Electrotechnik GMBH - “the Joint Venture” or  “JAG”) until we purchased the minority stockholder’s 50% ownership interest in May 2007.  Accordingly, the financial position and results of operations of this entity were in our consolidated financials statements through the date of such purchase.

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

SFAS 157 – Fair Value Measurement

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

Index

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

NOTE 5.  STOCKHOLDERS’ EQUITY

During the nine month period ended September 30, 2007, we issued 174,800 common shares on the exercise of employee and non-employee options.  During the same time period we received 5,444 common shares in a stock swap to exercise 25,000 options (which exercise is included in the 174,800 shares mentioned above).  The issuance of the common stock along with the retirement of the shares received through the stock swap, resulted in a net increase in capital of $216,176

NOTE 6.  EARNINGS PER SHARE

We compute basic earnings per share (“basic EPS”) by dividing net income by the weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share (“Diluted EPS”) gives effect to all potential dilutive shares outstanding (in our case, employee stock options) during the period.  There were 2,385,624 and 2,543,775 potentially dilutive shares outstanding during the nine month periods ended September 30, 2007 and 2006, respectively.  The shares used in the calculation of Diluted EPS exclude options to purchase shares where the exercise price was greater than the average market price of common shares during the quarter.  Such shares aggregated 130,000 and zero during the nine months ended September 30, 2007 and 2006, respectively.

NOTE 7. INCOME TAXES

At December 31, 2006, and March 31, 2007, a significant portion of our deferred income tax assets arising from net operating loss carryforwards were reduced by valuation allowances. At June 30, 2007, we satisfied ourselves that  such valuation allowances were no longer necessary in accordance with the provisions of Financial Accounting Standards Statement No. 109 "Accounting for Income Taxes" ("FAS 109").  Accordingly, we reversed the valuation allowances and recognized a significant deferred income tax benefit as of such date.    Because of this, our September 30, 2007 income has been reduced by a provision for deferred income taxes; and assuming we continue to generate positive results of operations, such treatment will continue until the remaining balance of our deferred income tax assets arising from net operating loss carryforwards are realized. We estimate that our net operating loss carryforwards will be fully utilized by June 30, 2008.  Until such carryforwards are utilized, we do not expect to pay any income taxes, other than those arising from the alternative minimum tax.

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

We divide our operations into three reportable business segments.  Electrosurgical products, battery operated cauteries and other products. The electrosurgical segment sells electrosurgical products which include desiccators, generators, electrodes, electrosurgical pencils and various ancillary disposable products. These products are used in surgery for the cutting and coagulation of tissue. Battery operated cauteries are used for precise hemostasis (to stop bleeding) in ophthalmology and in other fields. Our other revenues are derived from nerve locators, disposable and reusable penlights, medical lighting, license fees, development fees and other miscellaneous income.

Domestic sales accounted for approximately 85% of total revenues in the first nine months of 2007 as compared to approximately 88% in the first nine months of 2006.  Most of the Company’s products are marketed through medical distributors, which distribute to more than 6,000 hospitals, as well as doctors and other health-care facilities.  The Company’s products are sold in more than 150 countries through local distributors coordinated by our in-house sales and marketing personnel at our St. Petersburg, Florida facility. We have no manufacturing facilities or branch offices other than the Florida and Canadian facilities.

Our ten largest customers accounted for approximately 71% and 72% of net revenues for the first nine months of 2007 and 2006 respectively.  At September 30, 2007 and 2006, our ten largest trade receivables accounted for approximately 67% and 78% of our net receivables, respectively.  In the first nine months of 2007 and 2006 one customer accounted for 21% and 22% of total sales, respectively.

Our business is generally not seasonal in nature.

Outlook

Given the continued positive progress of Bovie’s MEG and Polaris™ hand held instrument product lines, management is optimistic that the marketing of the MEG, anticipated in early 2008  and Polaris™ in the first half of 2008 could significantly increase future revenues.  In addition, Bovie has been engaged in continuous discussions with larger companies, which could lead to beneficial collaborative manufacturing and marketing efforts.  The market size for these products, together with expected higher margins, over the long term, could translate into significantly improved earnings.

Other new products in electrosurgery will continue to be featured during 2007 and 2008 as we move into new niche markets.  Shipments of our ICON GI began in August 2007 and we anticipate that our agreement with Canady Technologies will mark our entry into the plasma markets and accelerate our efforts to market J-Plasma.

Through careful study of markets and the development of appropriate marketing strategies to maximize our potential, we seek to create opportunities for growth by the introduction of new medical products with expanding applications

Forecasting is admittedly a difficult task and it has always been our policy to adopt a conservative approach.  However, as always, our commitment is not just to sustain our level of growth but also to accelerate it in future years.

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

Result of Operations (to be read in conjunction with the consolidated statements of operations)

The table below outlines the components of the consolidated statements of operations as a percentage of net sales and the year-to-year percentage change in dollar amounts:

Analysis of Periods Ended September 30, 2007 and 2006

Index

	3rd Quarter		Percentage Change in	Nine Months		Percentage Change in
	2007	2006	Dollar Amounts	2007	2006	Dollar Amounts
	%	%	%	%	%	%

Sales	100.0	100.0	6.6	100.0	100.0	9.4
Cost of sales	58.2	59.0	5.5	59.9	60.0	10.2
Gross profit	41.8	41.0	8.2	40.1	40.0	8.1

Other costs:
Research & development	5.6	4.0	40.3	5.7	3.0	65.6
Professional services	3.0	2.0	42.2	2.8	2.0	51.9
Salaries and related costs	8.9	9.0	2.9	9.9	9.0	15.5
Selling, general and administrative	14.8	13.0	16.5	13.9	14.0	8.0
Development cost-joint venture	0.0	1.0	0.0	0.0	1.0	0.0

Total other costs	32.3	29.0	17.6	32.3	29.0	20.9

Income from operations	9.5	12.0	-14.9	7.8	11.0	-24.7

Interest income, net	0.5	0.0	18.1	0.5	0.0	109.3

Income before minority interest and income tax	10.0	12.0	-13.8	8.3	11.0	-21.8

Minority interest	0.0	0.0	0.0	0.0	0.0	0.0
Provision for income tax	(3.7)	(4.0)	6.5	(3.2)	(4.0)	10.3
Realized benefit of tax loss carryforward	0.0	4.0	-100.0	4.7	4.0	37.6

Net earnings	6.3	12.0	-45.0	9.8	11.0	-6.2

Results of Operations -Nine months ended September 30, 2007 compared to nine months ended September 30, 2006

The table below sets forth domestic/international and product line sales information for the first nine months of 2007 and 2006:

			%age change	Increase/
	2007	2006	2007/2006	(Decrease)
Net Sales (in thousands):
Domestic	$18,409	$17,278	6.5	$1,131
International	3,193	2,473	29.1	720

Total net sales	$21,602	$19,751	9.4	$1,851

Product line sales:
Electrosurgical	$15,182	$13,435	13.0	$1,747
Cauteries	4,607	4,343	6.1	264
Other	1,813	1,973	(8.1)	(160)

Total net sales	$21,602	$19,751	9.4	$1,851

The results of operations for the nine months ended September 30, 2007 show increased sales but a decrease in pre-tax income, as compared to the first nine months of 2006. Sales of electrosurgical products increased by 13% or $1.7 million compared to the same nine month period of 2006 while sales of cauteries increased by 6.1% from $4.3 million to $4.6 million.  Other sales decreased by 8.1% from $2 million to $1.8 million.  This decrease was mainly the result of a decrease in contracted development services revenue as OEM developed products went into production and is offset by the increase in electrosurgical product sales.  No sales of one particular electrosurgical product dominated the number of units sold.

Index

Arthrex sales of generators and accessories increased slightly by approximately $223,000 or 5.1% to $4.6 million for the nine months ended September 30, 2007 from $4.4 million for the nine months ended September 30, 2006.

Domestic sales were $18.4 million for the nine months ended September 30, 2007, representing an increase of 6.5% from the same period last year.  International sales were $3.2 million for the nine months ended September 30, 2007, representing an increase of 29.1% over the same period in 2006.

Cost of sales represented 59.9% of sales during the nine months ended September 30, 2007 as compared to 59.5% of sales during the same period in 2006, a total of $12.9 million and $11.7 million, respectively.  The reason for the net increase in cost of sales, as a dollar amount, was due to an increase in material cost of .8% offset by a decrease of .5% in direct labor costs.

Research and development expenses were 5.7% and 4.0% of sales for the nine months ended September 30, 2007 and 2006, respectively.  These expenses increased 95% in 2007 to approximately $1,233,000, an increase over the corresponding period of 2006 of approximately $600,000.  This increase is largely due to costs related to our Canadian facility which we did not own until the fourth quarter of 2006, annual salary increases, and Icon GI final program testing. New products under development are the modular forceps instruments, plasma technology, and various improvements to our line of electrosurgical generators. As of August 2007 we began production and sales of the Icon GI device.

Professional services increased from approximately $401,000 in the first nine months of 2006 to $609,000 in the first nine months of 2007, an increase of approximately $208,000 or 51.9%.  We had an increase in legal costs related to the development of additional manufacturing and development contracts and patent related filings for the nine months ended September 30, 2007 compared to the previous year’s first nine months.

Salaries and related costs increased in the first nine months of 2007 by 15.5% to $2.1 million as compared to the first nine months of 2006 at $1.8 million.  The increase was mainly attributable to additional employees needed to foster our growth in various areas coupled with annual salary increases.

Selling, general and administrative expenses decreased as a percentage of sales by 0.1% for the first nine months of 2007 as compared to the first nine months of 2006, but increased as a dollar amount by approximately $207,000 to a total of $3.0 million for first nine months of 2007 from $2.8 million for the same period in 2006.

We have agreements with various sales representatives to develop markets for our new products and to maintain customer relations.  Our current representatives receive an average commission of approximately 4% of sales in their market areas.  In the first nine months of 2007 and 2006, commissions expense approximated $463,000 and $449,000 respectively, an increase of 3.1%.

Net interest earned increased by approximately $51,000 during the first nine months of 2007 when compared to the same period in 2006 primarily as a result of our higher cash balances being invested and yielding higher interest rates.

Before consideration of our net operating loss carryforwards, our effective income tax rate was 37.8% in the first nine months of 2007 compared to 36% in the first nine months of 2006.  However, and with the exception of AMT taxes (approximately $45,000 for both 2007 and 2006), both of these provisions were reduced to zero as a result of the recovery of deferred income tax assets arising from the utilization of net operating loss carryforwards. In addition, during the nine months ended September 30, 2007, we recognized additional income of approximately $370,000 as a result of a deferred benefit recorded for the anticipated utilization of substantially all of our remaining net operating loss carryforwards (previously a portion of our deferred income tax assets arising from net operating loss carryforwards were reduced by a valuation allowance).

Results of Operations - Three months ended September 30, 2007 compared to three months ended September 30, 2006

The table below sets forth domestic/international and product line sales information for the third quarter of 2007 and 2006:

Index

			%age change	Increase/
	2007	2006	2007/2006	(Decrease)
Net Sales (in thousands)
Domestic	$6,373	$6,160	3.5	$213
International	1,087	839	29.6	248

Total net sales	$7,460	$6,999	6.6	$461

Product line sales:
Electrosurgical	$5,328	$5,041	5.7	$287
Cauteries	1,557	1,465	6.3	92
Other	575	493	16.6	82

Total net sales	$7,460	$6,999	6.6	$461

Sales for the three month period ended September 30, 2007 were $7.5 million as compared to $7.0 million for the same period in 2006, an increase of $.5 million or 6.6%.  The increase was mainly attributed to increased sales of electrosurgical products.

Cost of goods sold increased from $4.1 million to $4.3 million an increase of $.2 million or 5% for the three month period ended September 30, 2007 as compared to the same period in 2006.

Gross profit increased from $2.9 million to $3.1 million an increase of $.2 million or 8.2%.  Gross profit percentage increased from 41% in 2006 to 41.8% in 2007.  The reason for the net increase was mainly attributed to a 1.3% decrease in material costs as a percentage of sales along with a 0.2 % increase in Manufacture overhead costs.

Research and development increased by approximately $155,000 or 59% from $261,923 to $415,992 for the quarters ended September 30, 2006 and September 30, 2007, respectively.  The increase is due to costs for new products under development as they approach completion (i.e. modular forceps instruments, plasma technology devices, and the GI device), especially the Icon GI device which went into production as of August 2007.

Professional fees increased by approximately $65,000 or 42.2% from $154,264 to $219,354 for the quarters ended September 30, 2006 to September 30, 2007, respectively. This increase is mainly attributed to increased legal costs in patent research and filings for some of the new products under development.

Salaries and related costs increased as a dollar amount from approximately $647,000 to $666,000 for the quarters ended September 30, 2006 to September 30, 2007, respectively, an increase of approximately $19,000 or 2.9%. This increase was mainly attributable to salary increases offset by a decrease in field reps deemed necessary to foster the growth of the company.

Selling, general and administrative expenses increased by approximately $152,000 or 16% from $952,000 to $1,104,000 for the quarters ended September 30, 2006 to September 30, 2007, respectively. The largest areas of increased costs were for show costs, Canadian facility related expenses, travel, commissions and amortization.

Total other costs increased from $2,050,148 for the three months ended September 30, 2006 to $2,405,279 for the same period in 2007, an increase of approximately $360,000 or 17.6%.

Net interest income increased by approximately $5,200 or 18.1%, from $34,086 in income for the quarter ended September 30, 2007 as compared to $28,872 for the quarter ended September 30, 2006.  The increase is a direct result from the investment of our higher cash balances yielding higher interest rates.

As a result of the above, income from operations for the three months ended September 30, 2007 was $471,635 compared to $856,959 for the same three month period in 2006.

Before consideration of our net operating loss carryforwards, our effective income tax rate approximated 37.8% in the third quarter of 2007 compared to 40% for the corresponding period of the preceding fiscal year. However, and with the exception of AMT taxes (approximately $45,000 for both 2007 and 2006), both of these provisions were reduced to zero as a result of the utilization of net operating loss carryforwards.

Marketing and Sales

We sell our products through distributors both overseas and in U.S. markets.  New distributors are contacted through responses to our advertising in domestic and international medical journals and domestic or international trade shows.

Index

An adequate supply of raw materials is available from both domestic and international suppliers.  The relationship between us and our suppliers is generally limited to individual purchase order agreements, supplemented by contractual arrangements with key vendors to ensure availability of certain products.  We have developed multiple sources of supply where possible.

Product Development

Most of the Company’s products and product improvements have been developed internally. Funds for this development have come from internal cash flow and the issuance of common stock upon the exercise of stock options. The Company maintains close working relationships with physicians and medical personnel in hospitals and universities who assist in product research and development. New and improved products play a critical role in the Company’s sales growth. The Company continues to place emphasis on the development of proprietary products and product improvements to complement and expand its existing product lines. The Company has a centralized research and development focus, with its Florida and Canadian manufacturing locations responsible for new product development and product improvements. Our research, development and engineering units at the manufacturing location maintain relationships with distribution locations and customers in order to provide an understanding of changes in the market and product needs. During 2006 and into 2007 we invested in the J Plasma Technology, the Suture Removal Technology, the Gastrointestinal “GI” device and undertook development of Cardio and Urological Electrosurgical devices for a contractual partner. The suture removal device, the GI device, modular laparoscopic instruments and the Bovie Button are being marketed, although no significant sales are anticipated until the fourth quarter of 2007. The ongoing cost for this development will be paid from operating cash flows.

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

Liquidity and Capital Resources

Our working capital at September 30, 2007 increased $1.4 million to $9.5 million from $8.1 million at December 31, 2006. The increase in working capital was primarily a result of cash provided from operating activities.  Accounts payable and other accrued liabilities together increased minimally by approximately $40,000 in the first nine months of 2007. Accounts receivable day sales outstanding were 42.6 days and 47.3 days at September 30, 2007 and September 30, 2006 respectively.

We generated cash from operations of $1.0 and $1.9 million for the nine months ended September 30, 2007 and 2006, respectively.  The decrease in cash from operations for the period ended September 30, 2007 compared to the prior year is primarily due to the increase in purchases for inventory necessary to facilitate the production schedule of our new product the Icon GI, especially items that have longer than our average lead time.

In the first nine months ended September 30, 2007 we used $.7 million for the purchase of fixed assets, $.5 million for purchased technology, and $.3 million for the purchase of licensing rights.

Index

We had $2.6 million in cash and cash equivalents at September 30, 2007. We believe our cash on hand, as well as anticipated cash flows from operations, will be sufficient to fund future operating capital requirements, future manufacturing facility construction, other capital expenditures and future acquisitions to supplement our current product offerings. Should additional funds be required, we have $1.5 million of borrowing capacity available under our existing credit facility, which currently expires on May 2, 2009.

The Company’s future contractual obligations for agreements with initial terms greater than one year, including agreements to purchase materials in the normal course of business, are summarized as follows (in thousands):

	As of September 30,		Payment Period
	2007	2008	2009	2010	2011
Operating leases	52,289	209,156	134,736	0	0
Unconditional purchase obligations	806,674	2,420,020	0	0	0

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

Index

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

Our financial instruments include cash, cash equivalents and short-term investments. We are exposed to interest rate risk on our short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid overnight money market investments. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term overnight securities. If a 10% change in interest rates were to have occurred on September 30, 2007, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we have concluded that we do not have a material financial market risk exposure.

Index

Foreign Currency Risk

Although we have a foreign subsidiary located in Canada, our transactions outside our functional currency are minimal and not a material financial risk.

ITEM 4.  CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures [as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)] as of September 30, 2007 was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer (“the Certifying Officers”).  Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.

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

(b)  Changes in internal controls

There were no changes to the Company’s internal control over financial reporting during the quarter ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not aware of any legal proceedings outstanding that could have a material effect on our financial position as of September 30, 2007.

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

(b)           Since our last proxy statement disseminated to our shareholders in connection with our last annual meeting of shareholders held on October 30, 2007, there have been no changes in the procedures by which our security holders or 5% holders may recommend nominees to our Board of Directors.

Index

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