Form 10-K
period 2007-12-31
BOVIE MEDICAL CORP
filed 2008-03-31
CIK 719135

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
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
(Title of class)

Securities registered under Section 12(g) of the Exchange Act
None

Indicate by check mark if the Company is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes: ☐	No ☒

Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes: ☐	No ☒

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐	No ☒

Issuer’s revenues for its most recent fiscal year were $28,779,157

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 14, 2008 was approximately $103,000,000

The number of shares of the registrant's $.001 par value common stock outstanding as of March 14, 2008 was 16,076,155

Company Symbol-BVX Company SIC (Standard Industrial Code)-3841

DOCUMENTS INCORPORATED BY REFERENCE
There are no documents incorporated by reference.
Bovie Medical Corporation
2007 Form 10-K Annual Report

BOVIE MEDICAL CORPORATION

Part I

ITEM 1.  Business

Overview

Bovie Medical Corporation (“the Company” or “Bovie”) was incorporated in 1982, under the laws of the State of Delaware and has its principal executive office at 734 Walt Whitman Road, Melville, New York 11747.

Bovie is actively engaged in the business of manufacturing and marketing medical products and developing related technologies. Aaron Medical Industries, Inc. (“Aaron”), a 100% owned subsidiary based in St. Petersburg, Florida is engaged in marketing our medical products. Bovie Canada ULC, a 100% owned subsidiary located in Windsor, Ontario, functions mainly as a product development and manufacturing company focused on endoscopic devices. Over the past several years, we changed our focus to the manufacture and marketing of generators and electrosurgical disposables, evidenced by the development of a broad range of electrosurgical generators designed for doctor’s offices, surgi-centers and hospitals.

We manufacture and market products both under private label, the Bovie label, and the Bovie/Aaron label to distributors worldwide. Additionally, Bovie/Aaron has original equipment manufacturing (OEM) agreements with other medical device manufacturers. These OEM and private label arrangements and our use of the Bovie/Aaron label allow us to gain greater market share for the distribution of our products.

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

Bovie/Aaron 800 and 900 High Frequency Desiccators

These products are low powered desiccators, designed primarily for dermatology and plastic surgery in a physician’s office. The units are 30-watt high frequency desiccators used mainly for removing small skin lesions and growths.

Bovie/Aaron 950

Bovie has developed the first and only high frequency desiccator with cut capacity for outpatient surgical procedures. It was designed mainly for use in doctors’ offices and is utilized in a variety of specialties including dermatology, gynecology, and plastic surgery.

Bovie/Aaron 1250

We have also developed a 120-watt multipurpose electrosurgery generator. The unit features monopolar and bipolar functions with pad sensing. This generator was recently redesigned and will be sold under the name Bovie 1250U. The redesign allows one unit to work with a line voltage ranging from 100 – 240 VAC and replaces the previous need for three different versions.

Bovie/Aaron 2250 / 3250 and  Bovie IDS 200 / 300 / 400

Given the market interest in more powerful electrosurgical generators, we have developed the Bovie IDS platform, a 200-watt, 300-watt, and 400-watt multipurpose digital electrosurgery generators designed for the rapidly expanding surgi-center market. This unit features both monopolar and bipolar functions, has pad and tissue sensing, plus nine blended cutting settings. This unit (Bovie IDS 200/ Aaron 2250) has the capability to do most procedures performed today in the surgi-center or outpatient settings and was introduced in 2003. The Bovie® IDS Series are electrosurgical generators with fully digital implementation. Bovie is using dedicated digital hardware instead of a general purpose controller for processing data. The digital hardware allows very high parallel data processing throughout the operation. All data is sampled and processed digitally. While 200 watts is more than enough power to do most procedures in the operating room, 300 watts is considered the standard and believed to be what most hospitals and surgi-centers will require. The Bovie IDS 400 is a 400 watt generator designed primarily for sale in the overseas markets. The Bovie IDS 300, Aaron 3250 and IDS 400 have been designed based on a digital feedback system. For the first time in electrosurgery, through digital technology, we are able to measure tissue impedance in real time (5000 times a second). As the impedance varies, the power is adjusted to deliver a consistent clinical effect.

ICON GI

The ICON GI is an innovative, custom designed specialty electrosurgical generator for the gastroenterological and other niche markets.  This product incorporates an easy to use touch-screen interface which provides the user flexibility in achieving a desired effect through different digitally built-in modes.  The ICON GI is also designed to improve safety and convenience by requiring the use of only split pads with digital technology to protect against pad burns, it features specialized error messaging to prevent misinterpretation and allow for quicker troubleshooting, and has specialized audible alerts to indicate improper cable connections. The ICON line represents a new foundation platform that can be readily expanded upon thereby reducing the development time and cost for future new specialized generators and also allows the user to easily upgrade existing units.

Bovie Button
After a review of time-motion studies and focus groups of gastroenterologists and GI lab assistants we developed a device designed to eliminate the foot pedal and cables which are associated with standard electrosurgical generators found in all gastrointestinal (“GI”) labs.

Battery Operated Cauteries

Battery operated cauteries constitute our second largest product line. Cauteries were originally designed for precise hemostasis (to stop bleeding) in ophthalmology. The current use of cauteries has been substantially expanded to include sculpting woven grafts in bypass surgery, vasectomies, evacuation of subungual hematoma (smashed fingernail) and for arresting bleeding in many types of surgery. Battery operated cauteries are primarily sterile one-time use products. Bovie manufactures one of the broadest line of cauteries in the world, including but not limited to, a line of replaceable battery and tip cauteries, which are popular in overseas markets.

Battery Operated Medical Lights

We manufacture a variety of specialty lighting instruments for use in ophthalmology as well as specialty lighting instruments for general surgery, hip replacement surgery and for the placement of endotracheal tubes in emergency and surgical procedures. We also manufacture and market physicians’ office use penlights.

Nerve Locator Stimulator

Bovie manufactures a nerve locator stimulator primarily used for identifying motor nerves in hand and facial reconstructive surgery. This instrument is a self-contained, battery-operated unit, used for single surgical procedures.

New Products

ICON GP/VS

This generator expands upon our recently developed ICON platform which incorporates a flexible and simple user interface and allows for customization of the output modes for a variety of electrosurgical applications. This product, like the ICON GI its predecessor generator, is designed to add safety features and improve convenience in performing general purpose procedures and includes a vessel sealing component.

To date we have expended approximately $0.2 million for the development of the technology.

ICON GS (J-Plasma)

In February 2000, we entered into a Joint Venture Agreement with a non-affiliated German corporation, Jump Agentur Fur Elektrotechnik GMBH (“JUMP”), wherein we owned a 50% interest in the equity and a 50% interest in the profits of the joint venture.  On April 30, 2007 we acquired the remaining 50% interest in our J-Plasma co-venture for total consideration of $500,000 (of which $200,000 is to be held in escrow for two years), resulting in the Company having 100% ownership of the medical device technology. The technology utilizes a gas ionization process producing a stable thin focused beam of ionized gas that can be controlled in a wide range of temperatures and intensities, providing the surgeon greater precision, minimal invasiveness and an absence of conductive currents during surgery. Recent engineering improvements include increases in power and efficiency and component miniaturization, making manufacturing easier and less costly. Production prototypes have been developed for testing purposes.

This J-Plasma technology is the foundation for our new product, the ICON GS plasma system, which is currently in development. The development of this new gas system generator also includes the design of a new proprietary handpiece.

To date we have expended approximately $0.9 million (not including the purchase price) for the development of the technology.

Prior to our contracting with JUMP Agentur and prior to the formation of the joint venture, JUMP Agentur had licensed its J-Plasma technology to Soring, a German company.  The agreement was terminated but Soring has filed its own patent possibly using the plasma technology as its basis.  Management of both JUMP and Bovie believes Soring may have breached its agreement with JUMP and may be liable for its actions.  As a result there is no assurance that there will not be future litigation involving the joint venture and/or JUMP Agentur with Soring or the loss of our competitive advantage.

Endoscopic Modular Instruments

MEG Handle and Accessories

In January, 2006, pursuant to an agreement to acquire technology from Henvil Corp. Ltd.(“Henvil”) and Steve Livneh, its principal, we acquired patent pending technology for new endoscopic disposable and reusable modular instruments (“the Product”).  The innovative modular forceps are ergonomically designed to provide surgeons’ added comfort and improved safety while reducing per-procedure costs.  The modular forceps offer a unique and simpler assembly process for laparoscopic procedures and is the first modular design for the arthroscopy market.  The estimated annual worldwide market size for instruments of these categories is estimated to exceed $200 million.

Pursuant to this agreement, commencing with the year following the first sale or commercial delivery of the Product, Bovie shall pay to Henvil’s principal, Steve Livneh, an initial minimum royalty of the greater of $35,000 per year or 3% of adjusted gross revenues received from the sale and marketing of the instruments. Thereafter, Mr. Livneh will be paid a royalty equal to 2.5% of adjusted gross sales for the life of the patents issuable for the technology. As additional consideration for the acquisition of the technology, Mr. Livneh received 50,000 5-year restricted stock options to purchase Bovie common stock for each category of instrumentation (a total of 100,000 stock options) exercisable at the closing price of Bovie common stock on the American Stock Exchange on the date of execution of the Agreement, January 11, 2006.  The options vest upon FDA clearance for marketing the product. Mr. Livneh later became an officer of Bovie on October 1, 2006. See “Management” below.

Polarian Handle and Accessories

In October 2006 we acquired assets of Lican Developments LTD (Lican), an Ontario, Canada Corporation.  The assets acquired include proprietary patent pending technologies, working prototypes in various stages of development and production equipment.  Lican is a product development and manufacturing company focused on endoscopic devices (see Note 9 of Notes to Consolidated Financial Statements).

Technologies in development include:

-	Tip-On-Tube a disposable tip technology complementary to Bovie’s previously acquired and announced Modular Ergonomic Grip (MEG) forceps. Bovie acquired the MEG technology in January 2006.
-
A new surgical handle platform called the Polarian. The Polarian handle supports a plurality of electrical and mechanical modes to be used in conjunction with disposable, Seal-N-Cut bipolar cartridges. This is an advanced entrant into the growing vessel and tissue sealing and cutting market.

Bovie formed the wholly owned subsidiary, Bovie Canada, which will continue the further development of these technologies as well as manufacturing the new devices and other Bovie products. Bovie Canada’s facility features state-of-the-art manufacturing equipment such as computerized multi-axis machinery, micro-laser welding equipment and electro-discharge drilling machinery.

Endoscopic instruments (and their continued development), acquired in the January 2006 agreement with Henvil, have become part of the Bovie Canada subsidiary’s operations and are included in the Bovie Canada array of technologies.  Patent applications have been filed.

Boston Scientific Agreement

In October 2006, we entered into an Agreement with Boston Scientific Corporation (“Boston Scientific”) whereby Bovie will manufacture, offer and sell on an exclusive worldwide basis a certain electrosurgical oncology device (Product) to and for Boston Scientific.  The agreement provides, among other things, for minimum purchase requirements and that the Product will be co-labeled with the names Bovie and Boston Scientific..

In November 2007, Boston Scientific gave notice of its decision to terminate the Agreement and the parties are currently in the process of concluding an agreement to resolve any and all issues and obligations of or to either party under the Agreement.

Suture Removal Device

Based on feedback from initial studies, this device is currently undergoing a redesign, and is intended to reduce the time for removing stitches in a doctor’s office, medical clinic or emergency room. The device is designed to remove sutures with a tension free cut to be utilized in various medical procedures on humans and animals.

ITEM 1A. Risk factors

In addition to risks and uncertainties in the ordinary course of business, important risk factors are discussed in the sub-paragraphs below entitled Manufacturing, Marketing and Distribution Concentrations, Reliance on Collaborative Manufacturing and Selling Arrangements, Competition, Government Regulation, Manufacturing, International Regulation, Patents and Trademarks, Liability and Insurance, Adverse Weather, Research and Development, and Other Matters.

Manufacturing, Marketing and Distribution Concentrations

Bovie manufactures the majority of its products on its premises in St. Petersburg, Florida. Labor-intensive sub-assemblies and labor-intensive products may be out-sourced to our specification. Although we sell through distributors, we market our products through national trade journal advertising, direct mail, distributor sales representatives and trade shows, under the Bovie name, the Bovie/Aaron name and private label. Major distributors include Allegiance (a Cardinal Company), IMCO, McKesson Medical Surgical, Inc., Medline, NDC (Abco, Cida and Starline), Owens & Minor, and Physician Sales & Service.

We have a major OEM customer, Arthrex, Inc. for which we manufacture products on a private label basis, pursuant to an agreement. On August 31, 2007 we amended and extended this manufacturing agreement for an additional three year period. The amended terms continue to provide that we will be reimbursed for our expenses in developing any changes or modifications to products according to Arthrex’s specifications, and Arthrex continues to own the intellectual property. In addition general provisions for product warranties, insurance, termination, and confidentiality remain the same.  The main change to the amended manufacturing agreement is the elimination of the provision that required Arthrex to exclusively purchase the products from us as well as the elimination of the provision that required us not to compete in the same Arthrex markets with said products. This amended Arthrex Agreement has termination dates of December 6, 2010 and March 2011 for the generators. In fiscal 2007, Arthrex orders represented approximately 21% of our total revenues. As such, should Arthrex determine to reduce or cease placement of orders for the products, our business will likely be adversely affected.

Reliance on Collaborative, Manufacturing and Selling Arrangements

We are dependent on certain contractual OEM customers for product development, wherein we are to provide the manufacturing of the product developed. However, the customer has no legal obligation to purchase the developed products. Should the collaborative customer fail to give us purchase orders for the product after development, our future business and value of related assets could be negatively affected. Furthermore, no assurance can be given that a collaborative customer will give sufficient high priority to our products. Finally, disagreements or disputes may arise between Bovie and its contractual customers, which could adversely affect production of our products. We also have informal collaborative arrangements with three foreign suppliers where in we request the development of certain items and components and we purchase them pursuant to purchase orders. Our purchase orders are never more than one year and are supported by orders from our customers.

Competition

The medical device industry is highly competitive. Many competitors in this industry are well established, do a substantially greater amount of business, and have greater financial resources and facilities than we do.

Domestically, we believe, we rank third in the number of units sold in the field of electrosurgical generator manufacturing and we sell our products and compete with other manufacturers in various ways. In addition to advertising, attending trade shows and supporting our distribution channels, we strive to enhance product quality, improve user friendliness and expand product exposure.

We also compete by private labeling our products for major distributors under their label. This allows us to increase our position in the marketplace and thereby compete from two different approaches, our Aaron or Bovie label, and our customers’ private label. Our private label customers distribute our products under their name through their internal sales force. We believe our main competitors do not private label their products.

Lastly, at this time we only sell our product through distributors. Since we infrequently sell direct to the end user, we are participating with our distribution partners, and not competing with them. Many of the companies we compete with sell direct, thus competing directly with distributors they sometimes use.

Main competitors are Conmed, Valleylab (a division of Covidien) and Erbe Electromedizine, in the electrosurgery market, Xomed (a division of Medtronics), in the battery operated cautery market and Ethicon and U.S. Surgical in the endoscopic instrumentation market.   We believe our competitive position did not change in 2007.

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

In the United States, medical devices are classified on the basis of control deemed necessary to reasonably ensure the safety and effectiveness of the device. Class I devices are subject to general controls. These controls include registration and listing, labeling, pre-market notification and adherence to the FDA Quality System Regulation. Class II devices are subject to general and special controls. Special controls include performance standards, post market surveillance, patient registries and FDA guidelines. Class III devices are those which must receive pre-market approval by the FDA to ensure their safety and effectiveness. Currently, we only manufacture Class I and Class II devices.  Pre-market notification clearance must be obtained for some Class I and most Class II devices when the FDA does not require pre-market approval. All Bovie Medical products have been cleared by the Premarket notification process. To date, the FDA has not failed to clear any of our devices heretofore submitted.

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

The Pre-market approval (PMA) process can be expensive, uncertain and lengthy. A number of devices for which Premarket approval has been sought by other companies have never been approved for marketing.

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

International Regulation

To market products in the European Union and countries other than the United States, our products must bear the CE mark.  Manufacturers of medical devices bearing the CE Mark have gone through a conformity assessment process that assures that products are manufactured in compliance with a recognized quality system and to comply with the European Medical Devices Directive.

Each device that bears a CE mark has an associated Technical File that includes a description of the following:

·	Description of the device and its components, A summary of how the device complies with the essential requirements of the medical devices directive,
·	Safety (risk assessment) and performance of the device,
·	Clinical evaluations with respect to the device,
·	Methods, facilities and quality controls used to manufacture the device, and
·	Proposed labeling for the device.

Manufacturing and distribution of a device is subject to ongoing surveillance by the Notified Body to ensure continued compliance with quality system and reporting requirements.

We began CE marking of devices for sale in the European Union in 1999. In addition to the requirement to CE Mark, each member country of the European Union maintains the right to impose additional regulatory requirements.

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

Patents and Trademarks

We own a total of twelve outstanding patents and trademarks and do not believe the patents and trademarks have a material effect on our operations.  The useful lives of our existing patents have substantially diminished.  We can give no assurance that competitors will not infringe on our patent rights or otherwise create similar or non-infringing competing products that are technically patentable in their own right.

We have recently filed new patent applications for the Bovie Button, a snare device (GI accessory products), modular laparoscopic and endoscopic instruments, the output stage to our generator platform, and a Plasma Stream patent application relating to the plasma technology.  We also plan to file new trademark applications relating to our other ICON products later this year.

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

Adverse Weather

Our manufacturing facilities are located in St. Petersburg, Florida and could be affected by multiple weather risks, most notably, hurricanes;  one of which, caused damage to the roof of one of our buildings.  We sustained flooding and loss of furniture and equipment.  The damage was mildly disruptive to operations.  Although we carry casualty insurance and business interruption insurance, future possible disruptions of operations due to hurricanes or other weather risks could affect our ability to meet our commitments to our customers and impair important business relationships, the loss of which could adversely affect our operations and profitability.

Research and Development

Our research and development activities are an essential component of our efforts to develop new innovative products for introduction in the marketplace. New and improved products play a critical role in the Company’s sales growth. The Company continues to place emphasis on the development of proprietary products and product improvements to complement and expand its existing product lines. We maintain close working relationships with physicians and medical personnel in hospitals and universities who assist in product research and areas of development. Our research and development activities are primarily developed internally and are expensed as incurred. These expenses include direct expenses for wages, materials and services associated with the development of our products net of any reimbursements from customers. Research and development expenses do not include any portion of general and administrative expenses. The Company has two complementary facilities that both contribute to a centralized research and development focus. Our St. Petersburg, FL facility has been our flagship research and design location, followed later by our addition of the Canadian facility in October 2006. Currently both facilities are working synergistically developing our new products the ICON GP/VS, ICON GS, as well as the accompanying Endoscopic Modular Instruments, the MEG handle and Polarian handle and accessories.

The amount expended by us on research and development of our products during the years 2007, 2006 and 2005, totaled approximately $1.6, $1.0, and $1.0 million respectively. During the past three years we invested in the J Plasma Technology, currently our new product under development, the ICON GS plasma system. In addition, we invested in the ICON GI, Endoscopic Modular Instruments, the Suture Removal Technology, and undertook development of Cardio and Urological Electrosurgical devices for a contractual partner. We have not incurred any direct costs relating to environmental regulations or requirements. For 2008 we expect our expenditures for research and development activities to remain around the same level as 2007.

In the next year we do not contemplate any material purchase or acquisition of assets that our ordinary cash flow and or credit line would be unable to sustain.

We believe that Bovie has the financial resources needed to meet business requirements in the foreseeable future, including capital expenditures needed for the expansion of our manufacturing site, working capital requirements, and product development programs, subject to Bovie maintaining compliance with requirements of our credit facility.

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

Employees

Presently Bovie has a total of approximately 162 full time employees. These consist of 5 executive officers, 22 supervisory and managerial personnel, 9 sales, 126 technical support administrative and factory employees.

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

ITEM 2. Description of Properties

Bovie has executive office space at 734 Walt Whitman Road, Melville, New York, its St. Petersburg, Florida manufacturing facility located at 7100 30th Ave N., and its Windsor, Canada facility located at 4056 North Services Rd. E.. Bovie leases the executive offices in New York for approximately $1,500 per month and the Windsor facility for $2,700 Canadian dollars per month. Bovie owns its main facility in Florida consisting of 28,000 square feet of office, warehousing and manufacturing space.

On August 20, 2003, Bovie signed an agreement to lease approximately 20,000 square feet of space located at 3200 Tyrone Blvd., St. Petersburg, Florida for sixty-two months commencing on September 1, 2003 and terminating on October 31, 2008, with an option to renew for an additional five years (which option has been exercised subsequent to December 31, 2007). This additional space provides Bovie with a total of 48,000 square feet of manufacturing warehousing and office space in Florida. The building leased is in close proximity to our original (and owned) manufacturing facility in St. Petersburg, Florida, and the base rent increases by 3% for each year of the lease. The base monthly rent at December 31, 2007 was approximately $12,400 (includes real estate tax allocation).

An additional 4,200 square feet of office and warehouse space (also in close proximity) is leased on a month-to-month basis at 7191 30th Ave N, St. Petersburg for approximately $2,400 per month, which is expected to continue into 2008.

ITEM 3. Legal Proceedings

We presently have no material litigation outstanding and/or threatened.

ITEM 4. Submission of Matters to a Vote of Security Holders

The only matters submitted to securities holders during the fourth quarter of the year ended December 31, 2007 were contained in our most recent proxy (See proxy).

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Bovie’s common stock has been traded on the American Stock Exchange since November 5, 2003. Prior to that it was traded in the over-the-counter market on the OTC Bulletin Board. The table shows the reported high and low bid prices for the common stock during each quarter of the last eight respective quarters. These prices do not represent actual transactions and do not include retail markups, markdowns or commissions.

2007	High	Low

4th Quarter	$8.21	$6.00
3rd Quarter	7.39	5.30
2nd Quarter	8.18	5.80
1st Quarter	9.54	6.93

2006	High	Low

4th Quarter	$10.14	$6.61
3rd Quarter	9.23	6.01
2nd Quarter	6.85	2.85
1st Quarter	3.70	2.89

On March 14, 2008, the closing bid for Bovie’s Common Stock as reported by the American Stock Exchange was $6.41 per share. As of March 14, 2008, the total number of shareholders of the Bovie’s Common Stock was approximately 3,500, of which approximately 2,800 are estimated to be shareholders whose shares are held in the name of their broker, stock depository or the escrow agent holding shares for the benefit of Bovie Medical Corporation shareholders and the balance are shareholders who keep their shares registered in their own name.

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with that of the AMEX Composite Index, a broad market index published by the American Stock Exchange LLC, and a peer group that we believe in good faith is an appropriate basis for comparison. The comparison for each of the periods assumes that $100 was invested on December 31, 2002 in our common stock, the AMEX Composite Index, and the stocks in the peer group, and that all dividends were reinvested. The results shown in the graph below are not necessarily indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Bovie Medical Corporation, The AMEX Composite Index,
And a Peer Group
* $100 invested on 12/31/02 in stock or index- including reinvesting of any dividends. Fiscal year ending December 31.

	Cumulative Total Return
	12/02	12/03	12/04	12/05	12/06	12/07
Bovie Medical Corporation	100.00	313.27	259.18	304.08	925.51	653.06
AMEX Composite Index	100.00	142.36	173.99	213.38	249.45	292.29
Peer Group	100.00	258.58	218.10	239.63	270.63	316.50

This peer group consists of five companies, Atrion Corp. (ATRI), Alpha Pro Tech Ltd. (APT), Criticare Systems Inc. (CMD), MTS Medication Technologies Inc. (MPP), and Trinity Biotech plc. (TRIB). These companies were chosen using the following criteria: a listing on the American Stock Exchange, they were in the medical supply industry, they had similar market capitalization, and similar sales volume and number of employees.

This information shall not be deemed to be ''soliciting material’’ or to be ''filed’’ with the Commission or subject to Regulation 14A (17 CFR 240.14a-1-240.14a-104), other than as provided in Item 201(e) of Regulation S-K, or to the liabilities of section 18 of the Exchange Act (15 U.S.C. 78r).

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

Year Ended December 31,
(in thousands, except per share amounts)

	2007	2006	2005	2004	2003

Sales, net	$28,779	$26,676	$20,211	$20,495	$16,551
Cost of sales	17,464	16,075	12,649	12,638	9,435

Gross Profit	11,315	10,601	7,562	7,857	7,116

Other costs:
Research and development	1,643	1,048	986	907	717
Professional services	738	520	447	416	393
Salaries and related costs	2,805	2,558	2,011	1,977	2,275
Selling, general and administration	4,023	3,712	3,553	3,249	2,937
Development cost - joint venture	-	139	161	39	82

Total other costs	9,209	7,977	7,158	6,588	6,404

Income from operations	2,106	2,624	404	1,269	712

Other income and (expense):
Other income		-	-	245	-
Interest income	143	103	47	3	3
Interest expense	(3)	(16)	(23)	(15)	(34)
Total other income (expense) - net	140	87	24	233	(31)

Income before minority interest and income taxes	2,246	2,711	428	1,502	681
Minority interest	5	20	10	10	-

Benefit (provision) for income taxes	149	(48)	(32)	-	-

Net income	$2,400	$2,683	$406	$1,512	$681

Earnings per common share:
Basic	$0.16	$0.19	$0.03	$0.11	$0.05
Diluted	$0.14	$0.16	$0.03	$0.09	$0.05

Financial position:
Cash and cash equivalents	$3,535	$2,953	$1,295	$2,294	$306
Working capital	9,761	7,955	5,501	5,551	3,837
Total assets	18,821	16,686	11,771	11,169	9,234
Long-term debt	318	368	0	348	380
Stockholders’ equity	$16,792	$14,060	$9,802	$9,257	$7,450

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

We internally divide our operations into three product lines.  Electrosurgical products, battery operated cauteries and other products. The electrosurgical segment sells electrosurgical products which include dessicators, generators, electrodes, electrosurgical pencils and various ancillary disposable products. These products are used in surgery for the cutting and coagulation of tissue. Battery operated cauteries are used for precise hemostasis (to stop bleeding) in ophthalmology and in other fields. Our other revenues are derived from nerve locators, disposable and reusable penlights, medical lighting, license fees, development fees and other miscellaneous income.

Domestic sales accounted for 85% of total revenues in 2007 as compared to 88% in 2006 and 83% in 2005. Most of the Company’s products are marketed through medical distributors, which distribute to more than 6,000 hospitals and to doctors and other health-care facilities. During fiscal 2007, 2006 and 2005, revenues from Arthrex, Inc., represented 21%, 22% and 15% of our revenues, respectively. For fiscal 2006 Medtronic, Inc. revenues represented 11% of our total revenues. No other single end customer accounted for more than 10% of our revenues for the fiscal 2007, 2006, or 2005.

International sales represented 15% of total revenues in 2007 as compared to 12% in 2006 and 17% in 2005. The Company’s products are sold in more than 150 countries through local dealers. Local dealer support is coordinated by sales and marketing personnel at the St. Petersburg, Florida facility. We have no manufacturing facilities branch offices other than the Florida facility. We sell our products to distributors that distribute them in the following countries: Argentina, Australia, Austria, Belgium, Brazil, Canada, Chile, Denmark, Finland, France, Germany, Greece, India, Italy, Japan, Korea, Mexico, The Netherlands, New Zealand, Norway, Poland, Portugal, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan, the United Kingdom, China, the CIS (former Soviet Union), Cyprus, Indonesia, Ireland, Latin America, Malaysia, the Philippines, Thailand, Turkey, and Vietnam. Our business is generally not seasonal in nature.

Outlook for 2008

Our growth strategy includes entering new niche markets in electrosurgery resulting from the development of new products anticipated in 2008 and beyond.  We anticipate that the ICON GI, introduced in August 2007, will provide the platform technology for new electrosurgical generators.  The platform will also be a significant component in the development of our new ICON GS J-Plasma device, forecast to be completed in the second half of 2008.

With continued progress in the development of Bovie’s MEG and Polarian hand held instruments, management remains optimistic that these products could significantly increase future revenues.  Domestic and international marketing efforts for these product lines should commence during the current fiscal year.  Collaborative discussions with larger companies could result in beneficial agreements in the manufacturing and/or marketing of the instruments and other new electrosurgery entries.

Our future growth potential continues to be based on carefully analyzing markets and developing products that will maximize both our opportunities and profit margins.

Forecasting is admittedly a difficult task and it has always been our policy to adopt a conservative approach.  The outlook is based on a number of assumptions, which are subject to change and some of which are outside our control.  A variation in our assumptions may result in a change in this outlook.

Results of Operations

The table below outlines the components of the consolidated statements of earnings as a percentage of net sales for the periods indicated:

	Year Ended
	December 31, 2007	December 31, 2006	December 31 2005
Sales	100.0%	100.0%	100.0%
Cost of sales	60.7	60.3	62.6
Gross profit	39.3	39.7	37.4

Other costs:
R & D	5.7	3.9	4.9
Professional fees	2.6	2.0	2.6
Labor	9.7	9.6	9.6
SGA	14.0	13.9	17.6
Development cost - joint venture	-	0.5	0.8

Total other costs	32.0	29.9	35.4

Income from operations	7.3	9.8	2.0

Other income/expense	0.5	0.3	.1

Net income before taxes and minority expense	7.8	10.1	2.1

Minority Interest	0.0	0.1	-
Benefit (provision) for income taxes	.5	(.2)	(.1)

Net income	8.3	10.0	2

Comparison of Fiscal 2007 to Fiscal 2006

The table below sets forth domestic/international and product line sales Information:

Net Sales (in thousands)				Percentage
			Increase	Change
	2007	2006	(Decrease)	2007/2006
Domestic/international sales (in thousands)

Domestic	$24,474	$23,431	$1,043	4.5%
International	4,305	3,245	1,060	32.7%

Total net sales	$28,779	$26,676	$2,103	7.9%

Product sales:
Electrosurgical	$20,284	$18,255	$2.029	11.1%
Cauteries	6,131	5,846	285	4.9%
Other	2,364	2,575	(211)	(8.1)%

Total net sales	$28,779	$26,676	$2,103	7.9%

The results of operations for the year ended December 31, 2007 show increased sales but a decrease in pre-tax income, as compared to year ended December 31, 2006. Sales of electrosurgical products increased by 11.1% or $2.0 million compared to the year ended December 31, 2006 while sales of cauteries increased by 4.9% from $5.8 million to $6.1 million.  Other sales decreased by 8.1% from $2.6 million to $2.4 million.  This decrease was mainly the result of a decrease in contracted development services revenue as OEM developed products went into production and is offset by the increase in electrosurgical product sales.  No sales of one particular electrosurgical product dominated the number of units sold.

Arthrex sales of generators and accessories increased slightly by approximately $50,000 or 0.1% to $6.2 million for the year ended December 31, 2007 from $6.1 million for the year ended December 31, 2006.

Domestic sales were $24.5 million for the year ended December 31, 2007, representing an increase of 4.5% from the prior year. International sales were $4.3 million for the year ended December 31, 2007, representing an increase of 33.3% or $1.1 million over the prior year.  The international sales increase was primarily a result of increased sales in our IDS product line coupled with our customers increased purchase power due to the declining US dollar exchange.

Cost of sales represented 60.7% of sales during the year ended December 31, 2007 and remained relatively the same, as a percentage of sales, as compared to 60.3% during the year ended December 31, 2006; totals of $17.5 million and $16.1 million, respectively.  The fractional percentage increase was the net result of an increase in material cost of 0.9% offset by combined decreases of 0.2% in direct labor costs and 1.1% in overhead costs.

Research and development expenses were 5.7% and 3.9% of sales for the years ended December 31, 2007 2006, respectively.  These expenses increased 52.6% in 2007 to approximately $1.6 million, an increase over the year ended December 31, 2006 of approximately $0.6 million. This increase is largely due to costs related to our Canadian facility, annual salary increases, and ICON GI final program testing. New products under development are the modular forceps instruments, Polarian, and our ICON GS plasma technology, and various improvements to our line of electrosurgical generators. As of August 2007 we began production and sales of the ICON GI device.

Professional services increased from approximately $0.5 million in 2006 to $0.7 million in 2007, an increase of approximately $218,000 or 41.9%.  This increase is mainly attributable to an increase in legal costs related to the development of additional manufacturing and development contracts as well as an increase in patent related filings for the year ended December 31, 2007 compared to the year ended December 31, 2006.

Salaries and related costs increased by 9.7% to $2.8 million in 2007 as compared to $2.6 for the year ended December 31, 2006.  The increase was mainly attributable to additional employees needed to foster our growth in various areas coupled with annual salary increases.

Selling, general and administrative expenses increased as a percentage of sales by 0.1% for 2007 as compared to the year ended December 31, 2006 or an increase as a dollar amount by approximately $0.3 million to a total of $4.0 million for 2007 from $3.7 million for 2006. This increase was mainly due to increased AMEX exchange fees, coupled with increases in regulatory fees, amortization, commissions and depreciation expenses.

We have arrangements with various sales representatives to develop markets for our new products and to maintain customer relations. Our current representatives receive an average commission of approximately 4% of sales in their market areas. In 2007 and 2006, commissions paid were approximately $633,200 and $592,200 respectively, an increase of 6.9%.  The increase was due to increased sales upon which we pay commissions.

Net interest earned increased by approximately $53,000 during the year ended December 31, 2007 when compared to 2006 primarily as a result of our higher cash balances being invested.

During the years ended December 31, 2007 and 2006 we recorded current income tax provisions of approximately $60,000 and $48,000, respectively (which amounts related primarily to alternative minimum income taxes) and benefits for deferred income taxes of approximately $209,000 and $-, respectively.   At December 31, 2006, a significant portion of our deferred income tax assets arising from net operating loss carryforwards were reduced by valuation allowances.   In 2007, we satisfied ourselves that such valuation  valuation allowances were no longer necessary in accordance with  the provisions of Financial Accounting Standards Statement No. 109 "Accounting for Income Taxes" ("FAS 109").  The reversal of the valuation allowance was the primary reason for the benefit we recorded in 2007.

Net earnings for fiscal 2007 decreased 10.5% to $2.4 million from $2.7 million in 2006. Basic net earnings per share decreased by 15.7% to $0.16 in 2007 from $0.19 in 2006. Diluted earning per share in 2007 was $0.14 as compared to $.16 for diluted earnings per share for 2006.

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

In order to provide additional working capital, we have secured a $1.5 million credit facility with a local commercial bank. This facility is payable on demand. For the year ended December 31, 2007, we had zero funds drawn down on this credit facility.

Our ten largest customers accounted for approximately 71% of net revenues for 2007 as compared to 73% in 2006. For fiscal year December 31, 2007, our ten largest trade receivables accounted for approximately 73% of receivables as compared to 79% for fiscal 2006. In 2007, Arthrex was our only customer that accounted for over 10% of total revenues, accounting for 21% of our sales. In 2006, two customers accounted for greater than 10% of our sales, Arthrex for 22% and Medtronic for 10.5%.

2006 Compared with 2005

The table below sets forth domestic/international and product line sales Information:

Net Sales (in thousands)				Percentage
			Increase	Change
	2006	2005	(Decrease)	2007/2006

Domestic/international sales (in thousands)

Domestic	$23,431	$16,830	$6,601	39%
International	3,245	3,381	(136)	(4%)

Total net sales	$26,676	$20,211	$6,465	32%

Product sales:
Electrosurgical	$18,255	$12,191	$6,064	50%
Cauteries	5,846	5,462	384	7%
Other	2,575	2,558	17	0.0%

Total net sales	$26,676	$20,211	$6,465	32%

The results of operations for the twelve months ended December 31, 2006 show increased sales and increased profitability, as compared to the twelve months of 2005. Our net sales increased 32% in 2006 to $26.7 million from $20.2 million in 2005 ($6.5 million increase). An increase of 50% was seen in our electrosurgical product line along with increased sales of generators and accessories to Arthrex. Arthrex net sales amounted to $6.1 million for 2006, an increase of $3.1 million or 103% from $3.0 million in 2005.  Approximately 6000 generator units were shipped in 2006 as compared to 4,600 for 2005. No sales of one particular electrosurgical product dominates the number of units sold. We instituted price increases of 3% on cauteries and other products in 2006.

Domestic sales were $23.4 million for 2006; an increase of 39% from $16.8 million for 2005. International sales were $3.3 million for 2006 a slight decrease of $0.1 million from $3.4 million for 2005.

Cost of sales represented 60% of sales in 2006 compared to 63% of sales in 2005.   The 3% lower cost of sales in 2006 was mainly attributable to a decrease of 5.9% in indirect costs as a percentage of sales and a decrease in labor cost as a percentage of sales of 2.44%. As our sales have increased, our indirect costs and labor costs as a dollar amount have not increased in the same manner and have remained relatively constant. Material cost as a percentage of sales increased slightly from 32% for fiscal 2005 to 33% for fiscal 2006.

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

In October of 2006, we acquired assets of Lican Development LTD (see Note 9 of Notes to Consolidated Financial Statements) and formed a wholly owned subsidiary, Bovie Canada ULC.  Fourth quarter 2006 net income excluding Bovie Canada was $481,528.  Fourth quarter 2006 consolidated net income was $423,307 or a decrease of 13.8%.

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

Non-Medical Products

We discontinued our non-medical product line in 2003 by selling our inventory at cost, and licensing our customer list and manufacturing technology to our largest customer in that field for $500,000 payable in equal installments over 5 years. The transaction is being accounted for as a licensing agreement over five years and in 2007, 2006, 2005 and 2004 we received income of $100,000 $100,000 $100,000 and $100,000, respectively, from the licensing. We will receive the final licensing income installment in October 2008.

Liquidity and Capital Resources

Our working capital at December 31, 2007 was $9.8 million compared to $8.0 million at December 31, 2006. Accounts receivable days sales outstanding were 39 days and 43 days at December 31, 2007 and 2006 respectively. Day’s sales in inventory increased 1 day to 110 days at December 31, 2007 from 109 days at December 31, 2006. The higher day sales in inventory is due to increased inventories resulting from additional orders to be shipped and products to be manufactured under OEM contracts.

In fiscal 2007, net cash provided by operating activities amounted to $2.0 million compared to a net cash provided of $2.7 million to operations in 2006. The decrease in cash generated by operations in 2007 compared to the prior year is primarily due to the timing of payments and receipts of various current assets and liabilities.

Net cash used in investing activities was $1.7 and $2.1 million during 2007 and 2006, respectively, which amounts were used for the purchase of property and equipment,  purchased technology and license rights.

Net cash provided by financing activities was $0.3 million for fiscal 2007, a decrease of $0.85 million compared to fiscal 2006. During fiscal 2007, there was a significant decrease in the amount of stock options exercised by individuals, coupled with the recent ability for individuals to utilize stock swaps to exercise their stock options.

We had $3.5 million in cash and cash equivalents at December 31, 2007. We believe our cash on hand, as well as anticipated cash flows from operations, will be sufficient to meet our operating cash commitments for the next year. Should additional funds be required, we have $1.5 million of additional borrowing capacity available under our existing credit facility.

The Company’s future contractual obligations for agreements with initial terms greater than one year and agreements to purchase materials in the normal course of business are summarized as follows (in thousands):

Description	Years Ending December 31,
	2008	2009	2010	2011	2012	2013
Operating leases	270	208	199	172	167	144
Employment agreements	1,043	1,022	799	858	72	-
Purchase Commitments	3,863	-	-	-	-	-

The Company’s additional borrowing capacity, along with the expected expiration period of the commitments, is summarized as follows (in millions):

Amount of Commitment
	Total	Expiration Per Period
	Amount	Less than	In excess of
	Committed	1 year	1 year
Secured revolving line of credit	$1.5	$1.5	-0-

As of December 2007 the total amount is available.

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

Critical Accounting Estimates

We have adopted various accounting policies to prepare the consolidated financial statements in accordance with accounting principles generally accepted  in the United States of America (U.S. GAAP). Our most significant accounting policies are disclosed in Note 1 to the consolidated financial statements.

The preparation of the consolidated financial statements, in conformity with U.S. GAAP, requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, property, plant and equipment, legal proceedings, research and development, warranty obligations, product liability, sales returns and discounts, and income taxes are updated as appropriate, which in most cases is at least quarterly. We base our estimates on historical experience, or various assumptions that are believed to be reasonable under the circumstances and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Actual results may materially differ from these estimates.

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

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses in the collection of accounts receivable. We make estimates regarding the future ability of our customers to make required payments based on historical credit experience and expected future trends. If actual customer financial conditions are less favorable than projected by management, additional accounts receivable write-offs may be necessary, which would unfavorably affect future operating results.

Inventory Reserves

We maintain reserves for excess and obsolete inventory resulting from the potential inability to sell our products at prices in excess of current carrying costs. The markets in which we operate are highly competitive, with new products and surgical procedures introduced on an ongoing basis. Such marketplace changes may cause our products to become obsolete. We make estimates regarding the future recoverability of the costs of these products and record a provision for excess and obsolete inventories based on historical experience, and expected future trends. If actual product life cycles, product demand or acceptance of new product introductions are less favorable than projected by management, additional inventory write-downs may be required, which would unfavorably affect future operating results.

Impairment of goodwill and other long-lived assets

We review long-lived assets which are held and used, including property and equipment and purchased intangible assets, for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Such evaluations compare the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset over its expected useful life and are significantly impacted by estimates of future prices and volumes for our products, capital needs, economic trends and other factors which are inherently difficult to forecast. If the asset is considered to be impaired, we record an impairment charge equal to the amount by which the carrying value of the asset exceeds its fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique.

We test our goodwill for impairment, at a minimum, annually.   The goodwill impairment test is a two-step process. The first step of the impairment analysis compares the fair value of the goodwill to its carrying amount. In determining fair value, the accounting guidance allows for the use of several valuation methodologies, although it states quoted market prices are the best evidence of fair value. If the fair value is less than the assets’ carrying amount,  we recognize an impairment loss equal to that excess amount.

Share-based Compensation

 Under the Company’s stock option plan, options to purchase Common Shares of the Company may be granted to key employees, officers and directors of the Company by the Board of Directors. The Company accounts for stock options in accordance with SFAS Statement 123 (R) with option expense amortized over the vesting period based on the binomial lattice option-pricing model fair value on the grant date, which includes a number of estimates that affect the amount of our expense.

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

Recent Accounting Pronouncements

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

SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, the Company is required to recognize an allocable portion of compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006 (compensation costs are recognized as the awards continue to vest), based on the grant-date fair value estimated in accordance with the provisions of SFAS 123.  Prior periods were not restated to reflect the impact of adopting the new standard. As of December 31, 2007, there was approximately $412,900 of total unrecognized compensation costs related to unvested options. That cost is expected to be recognized over a period of 4 to 7 years.

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

FSP 109-1 Application of FASB Statement No. 109 – Accounting for Income Taxes to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004

In December 2004, the FASB issued FSP FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.”  The FSP clarifies that the manufacturer’s deduction provided for under the American Jobs Creation Act of 2004 (the Act) should be accounted for as a special deduction in accordance with SFAS No. 109, “Accounting for Income Taxes,” and not as a tax rate reduction.  The Qualified Production Activities Deduction did not impact the Company’s consolidated earnings, financial position or cash flows for fiscal year 2006. This deduction has no effect in 2007.

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

SFAS 157 – Fair Value Measurement

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements (“FAS 157”). This standard establishes a standard definition for fair value, establishes a framework under generally accepted accounting principles for measuring fair value and expands disclosure requirements for fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Adoption of this statement is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

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

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk

Our financial instruments include cash, cash equivalents and overnight investments. As such we do not believe we are exposed to significant interest rate risk on our short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid overnight money market investments. If a 10% change in interest rates were to have occurred on December 31, 2007, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

ITEM 8. Financial Statements and Supplementary Data

The information required by this item may be found beginning on pages F-1 of this Annual Report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Due to the unexpected passing of the principal partner, we terminated our relationship with our accounting firm Bloom and Company LLP and filed an 8K with the SEC noting the change on April 25, 2007. We then engaged Kingery & Crouse, P.A. as our independent accountants, and our Board of Directors approved the change. Bloom and Company LLP’s reports on our consolidated financial statements as of and for the years ended December 31, 2006 and 2005 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope for accounting principles.

There were no disagreements with our current and former accountants on accounting and financial disclosures.

ITEM 9A. Disclosure Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

We are required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Form 10-K for the year ended December 31, 2007, our management, under the supervision of the CEO and CFO, conducted an evaluation of disclosure controls and procedures.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2007 due to a significant deficiency discussed below.  However, the significant deficiency described below has been remediated as of the filing date of this Form 10-K, and accordingly, our CEO and CFO conclude that our disclosure controls and procedures are effective as of the filing date of this Form 10-K.

As a non-accelerated reporting filer, management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 is not required to be audited by Kingery & Crouse PA, our independent registered public accountant until our fiscal year ending December 31, 2009.

b) Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control structure and procedures over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.  Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.  Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No.5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

Our management identified a significant deficiency  in our disclosure controls as of December 31, 2007 as we initially failed to include various required disclosures (e.g. disclosures related to income taxes and segment information) in the notes to our consolidated financial statements prior to the distribution of these financial statements to our board of directors and independent accountants,.

c) Remediation – The deficiency noted above has been remediated as follows:

•	Our chief financial officer and an outside consultant that assists us with our SEC reporting have received additional training subsequent to December 31, 2007 relative to certain required disclosures.
•
We have made the decision to   engage an outside tax accountant that is familiar with Financial Accounting Standards Board Statement No. 109, and other related income tax pronouncements  to assist us with any complex tax issues that could potentially impact our financial statements.

We also understand that remediation of disclosure controls is a continuing work in progress due to the issuance of new standards and promulgations, and continued remediation of the significant deficiency described above is among our highest priorities.  Our management and Audit Committee will periodically assess the progress and sufficiency of our ongoing initiatives and make adjustments as and when necessary.  As of the date of this report, our management believes that our efforts, have remediated the significant deficiency in internal control over financial reporting as described above.  However, our management and our Audit Committee do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors or all instances of fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control gaps and instances of fraud have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions.

d) Changes in Internal Control over Financial Reporting

With the exception of the identification of the deficiency discussed above, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In addition, except as disclosed above with respect to our remediation procedures, there were no changes in our internal control over financial reporting that occurred during our first  quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

Part III

ITEM 10. Directors,  Executive Officers, and Corporate Governance

Set forth below is information regarding the executive officers and directors of Bovie Medical as of February 28, 2008:

Name	Position	Director Since
Andrew Makrides	Chairman of the Board, President, and CEO	December 1982

J. Robert Saron	President of Aaron Medical Industries, Inc. and Director	August 1994

George Kromer	Research Analyst and Director	October 1995

Brian Madden	Director	September 2003
Randy Rossi Michael Norman August Lentricchia Moshe Citronowicz	Director Director Director Executive Vice President and Chief Operating Officer	September 2004 September 2004 October 2007
Gary D. Pickett	Chief Financial Officer
Steve Livneh	President of Bovie Canada

Directors serve for one-year terms and are elected at the annual shareholders meeting.

Andrew Makrides, Esq. Age 66, Chairman of the Board and President, member of the Board of Directors, received a Bachelor of Arts degree in Psychology from Hofstra University and a Juris Doctor Degree from Brooklyn Law School. He is a member of the Bar of the State of New York and practiced law from 1968 until joining Bovie Medical Corporation as a co-founder and Executive Vice President and director, in 1982. Mr. Makrides became President of the Company in 1985 and the CEO in December 1998 and has served as such to date. Mr. Makrides employment contract extends to December 31, 2011.

J. Robert Saron, age 55, Director, holds a Bachelor degree in Social and Behavioral Science from the University of South Florida. From 1988 to present Mr. Saron has served as a director of Aaron Medical Industries, Inc. (formerly Suncoast Medical Manufacturing, Inc.). Mr. Saron served as CEO and chairman of the Board of the Company from 1994 to December 1998. Mr. Saron is currently the President of Aaron Medical Industries, Inc., which serves as the Company’s marketing subsidiary, and he is also a member of the Board of Directors of the Company. Mr. Saron serves on two industry boards, the Health Industry Distributors Association Education Foundation and the Health Care Manufacturing Marketing Council. Mr. Sarons employment contract extends to December 31, 2011.

George Kromer, Jr., age 67, became a director on October 1, 1995. On January 1, 2006 Mr. Kromer accepted an employment position with Bovie Medical Corporation as research analyst for the company in which he still maintains his capacity as a director. Mr. Kromer had been writing for business publications since 1980. In 1976, he received a Master’s Degree in health administration from Long Island University. He was engaged as a Senior Hospital Care Investigator for the City of New York Health & Hospital Corporation from 1966 to 1986. He also holds a Bachelor of Science Degree from Long Island University’s Brooklyn Campus and an Associate in Applied Science Degree from New York City Community College, Brooklyn, New York.

Moshe Citronowicz, age 55, is a graduate of the University of Be’er Sheva, Be’er Sheva, Israel, with a Bachelor of Science Degree in electrical engineering.  Since coming to the United States in 1978, Mr. Citronowicz has worked in a variety of manufacturing and high tech industries. In October 1993, Mr. Citronowicz joined the Company as Vice President of Operations. He is responsible for all areas of manufacturing, purchasing, product redesign, as well as new product design. In September 1997, Mr. Citronowicz was appointed by the Board of Directors to the position Executive Vice President and Chief Operating Officer. Mr. Citronowicz’s employment contract extends to December 31, 2011.

Gary D. Pickett, CPA, age 56, holds an MBA from the University of Tampa, a BS degree in Accounting from Florida State University, and served five years as a field artillery officer in the United States Army.  Gary joined as controller of Bovie in March 2006 and became Chief Financial Officer in October 2006.  During the past five years, Mr. Pickett held positions of Director of Financial Systems with Progress Energy Services of Raleigh, NC, Vice President and Controller of Progress Rail Services, a subsidiary of Progress Energy Services in Albertville, AL, each of which were non-affiliated with Bovie.  He has had extensive experience in Sarbanes-Oxley implementation as well as GAAP accounting and SEC Reporting.

Brian Madden, age 54, joined Bovie as a director in August 2003.  He graduated from Iona College in 1976 with a Bachelor of Business Administration degree. He is currently the president of Liberty Title Agency, which he founded in 2001 and is currently the president. He has been a member of the boards of various professional and civic organizations such as: Long Island Housing Partnership, chairman of NYS Land Title Assoc-Agents Committee, Elwood School Board, Good Samaritan Hospital Board of Governors, Long Island Children’s Museum, and various others. In addition Mr. Madden sits on the board of Madison National Bank (MNBX) and presently sits on our audit committee.

Randy Rossi, age 48, joined Bovie as director in 2004.  He graduated from the University of Southwestern LA, with a BSBA degree in management.  Mr. Rossi currently serves as President of In Home Respiratory, which he founded in 2004. Prior to that, he served as Executive VP at Brewer Corp. and was president at Kendall Patient Care Division of TYCO Healthcare from 2000-2004.

Michael Norman, CPA age 50, joined Bovie in 2004.  He manages the CPA firm, Michael Norman, CPA, PC since 1994 specializing in business financial planning as well as governmental and financial auditing. Mr. Norman is a member of the Nassau County Board of Assessors, Treasurer of the Don Monti Memorial Research Foundation and a Glen Cove City Councilman, all located on Long Island, New York. He also serves as the expert member of Bovie’s audit committee.

August Lentricchia, age 53, is presently employed by Freedom Tax and Financial Services Bohemia as a Registered Representative since 2001. He is also licensed as a Registered Representative and investment consultant of HD Vest Investment Services, a non-bank subsidiary of Wells Fargo and Company. He has also served as an investment consultant for Citibank. Since joining the Board in August of 2007, Mr. Lentricchia serves on our audit committee. He is a graduate of the University of Arizona (BA 1977) and has received a Masters degree in Education from Dowling College (2004).

Steve Livneh, age 59, became President of Bovie Canada in October 2006 following the asset purchase of certain intellectual properties by Bovie from Lican Development of Ontario, Canada.  Mr. Livneh, is a mechanical engineer and inventor, and has developed and manufactured varied products, including aerial munitions, consumer goods, irrigation and hydraulic devices and guidance systems.  During the past several years he has been engaged in developing endoscopic electrosurgery instruments, targeting the general surgery, gynecology, urology and thoracic surgery markets.

We have a 3-member audit committee consisting of three independent members of the Board of Directors,  Brian Madden, Michael Norman CPA, and  August Lentricchia. One of the independent members, Michael Norman, serves as a financial expert for the Committee.

On March 30, 2004 Bovie adopted an executive employee ethics code.

A copy of the code of ethics which expressly relates to the CEO and CFO will be provided without charge to any person upon request to Bovie Medical Corporation, 734 Walt Whitman Road, Melville, NY 11747, Attn: Andrew Makrides.

ITEM 11. Executive Compensation

General Compensation Philosophy

Bovie’s compensation programs are designed to attract, motivate and retain the management talent the Company believes is necessary to achieve its short-term and long-term business goals. In this way, the Company believes that the interests of its executives align with the interests of its stockholders. With these objectives in mind, Bovie’s Board of Directors has built an executive compensation program that consists of two principal elements:

1. Base Salary
2. Grant of stock-based compensation (such as stock options and/or shares of restricted stock)

Compensation Program

Base Salary

Bovie pays base salaries to its Named Executive Officers in order to provide a consistent, minimum level of pay that sustained individual performance warrants. The Company also believes that a competitive annual base salary is important to attract and retain an appropriate caliber of talent for each position over time.

The annual base salaries of Bovie's Named Executive Officers are determined by its CEO (except with regard to his salary) and COO, and include employment contracts, that provide for annual increases, and are initially approved and renewed by the Board of Directors. The annual base salary of Bovie's CEO is determined by the Board of Directors. All salary decisions are based on each Named Executive Officer's level of responsibility, experience and recent and past performance, as determined by the independent Board members, constituting the Compensation Committee. The Board of Directors does not benchmark its base salaries in any way, nor do they employ the services of a compensation consultant.

Stock options

The second component of executive compensation is equity grants which have mainly come in the form of stock options. Bovie believes that equity ownership in the Company is important to provide its Named Executive Officers with long-term incentives to better align interests of executives with the interests of stockholders and build value for Bovie stockholders. In addition, the equity compensation is designed to attract and retain the executive management team. Stock options have value only if the stock price increases over time and, therefore, provide executives with an incentive to build Bovie's value. This characteristic ensures that the Named Executive Officers have a meaningful portion of their compensation tied to future stock price increases and reward management for long-term strategic planning through the resulting enhancement of the stock price.

Stock option awards to Named Executive Officers are entirely discretionary. The CEO and COO recommend whether and how many stock options should be awarded to the other Named Executive Officers, and the Board of Directors approves or, if necessary, modifies their recommendations. The Board of Directors solely determines whether and how many stock options should be awarded to the CEO. In making stock option award determinations, the CEO, COO and Board of Directors consider the prior contribution of participants and their expected future contributions to the growth of Bovie.

Perquisites and Other Benefits

Bovie's Named Executive Officers are eligible for the same health and welfare programs and benefits as the rest of its employees in their respective locations. In addition, Bovie's CEO, COO, President of Aaron, and President of Bovie Canada each receive an automobile allowance of $6,310 per year.

Bovie's Named Executive Officers are entitled to participate in and receive employer contributions to Bovie's 401(k) Savings Plan. For more information on employer contributions to the 401(k) Savings Plan see the Summary Compensation Table and its footnotes.

Tax and Accounting Considerations.

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), places a limit of $1,000,000 on the amount of compensation that we may deduct as a business expense in any year with respect to each of our most highly paid executives unless, among other things, such compensation is performance-based and has been approved by stockholders. The non-performance-based compensation paid to our executive officers for the 2007 fiscal year did not exceed the $1 million limit per officer. Accounting considerations also play an important role in the design of our executive compensation program. Accounting rules such as FAS 123R require us to expense the cost of our stock option grants which reduces the amount of our reported profits.

Because of option expensing and the impact of dilution on our stockholders, we pay close attention to the number and value of the shares underlying stock options we grant.

Compensation of Named Executive Officers

The following table sets forth the compensation paid to each of Bovie’s Named Executive Officers for the three years ended December 31, 2007 for services to our company in all capacities:

Summary Compensation Table

Name And Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion Earnings ($)	Change in Pension Value and Nonquali- fied Deferred compen- sation Earnings ($)	All Other Compen- Sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Andrew Makrides President, CEO, Chairman of the Board	2007 2006 2005	$195,452 $217,358* (1) $180,108	3,685 3,685 3,428	0 0 0	0 0 56,250	0 0 0	0 0 0	21,770 (6) 19,646 (7) 13,366 (8)	$220,907 $240,689 $253,152
Gary D. Pickett Chief Financial Officer	2007 2006 2005	$94,457 $66,442* (A)(4) 0	1,904 1,731 0	0 0 0	88,200*(5) 0 0	0 0 0	0 0 0	3,097 (9) 1,488 (10) 0	$187,658 $ 69,661 0
J. Robert Saron President Aaron Medical and Director	2007 2006 2005	$276,680 $281,109* (2) $249,863	5,218 5,218 4,854	0 0 0	0 0 56,250	0 0 0	0 0 0	20,413(11) 16,201(12) 16,548(13)	$302,311 $302,528 $327,515
Moshe Citronowicz Vice President Chief Operating Officer	2007 2006 2005	$203,349 $242,947* (3) $187,141	3,834 3,834 3,567	0 0 0	0 0 56,250	0 0 0	0 0 0	20,109(14) 18,506(15) 16,273(16)	$227,292 $265,287 $263,231
Steve Livneh President Bovie Canada	2007 2006 2005	$174,155 $ 36,060* (B) --	3,523 2,885 --	0 0 --	0 0 --	0 0 --	0 0 --	12,664(17) 1,750 (18) --	$190,342 $40,695 --

__________________________________________

In 2005 a total of 220,000 options were granted to executive officers and directors. These options granted in 2005 were not pursuant to a qualified shareholder approved plan and are restricted. No options were granted to executive officers and directors for 2006.

Column(d) consists of amounts for annual bonuses given to all employees equal to one week of base compensation.

(A) Mr. Pickett started with Bovie on March 27, 2006.

(B) Mr. Livneh started with Bovie on October 1, 2006.

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

*(5) In 2007 a total of 25,000 options were granted to Mr. Pickett as follows: 20,000 stock options granted on January 12, 2007 with a fair value of $3.66 per option; 5,000 stock options granted on March 29, 2007 with a fair value of $3.00 per option.

(6) This amount includes: $3,759 of employer contributions under the Bovie Employee 401(k) savings plan; car allowance of $6,310; life insurance premiums of $396; and health insurance premiums of $11,305.

(7) This amount includes: $4,026 of employer contributions under the Bovie Employee 401(k) savings plan; car allowance of $6,310; life insurance premiums of $396; and health insurance premiums of $8,914.

(8) This amount includes: $4,095 of employer contributions under the Bovie Employee 401(k) savings plan; car allowance of $6,310; life insurance premiums of $396; and health insurance premiums of $2,565.

(9) This amount includes: $2,834 of employer contributions under the Bovie Employee 401(k) savings plan; and life insurance premiums of $263.

(10) This amount includes: $1,356 of employer contributions under the Bovie Employee 401(k) savings plan; and life insurance premiums of $132.

(11) This amount includes: $8,140 of employer contributions under the Bovie Employee 401(k) savings plan; car allowance of $6,310; life insurance premiums of $434; and health insurance premiums of $5,529.

(12) This amount includes: $5,179 of employer contributions under the Bovie Employee 401(k) savings plan; car allowance of $6,310; life insurance premiums of $434; and health insurance premiums of $4,278.

(13) This amount includes: $4,095 of employer contributions under the Bovie Employee 401(k) savings plan; car allowance of $6,310; life insurance premiums of $434; and health insurance premiums of $5,709.

(14) This amount includes: $5,982 of employer contributions under the Bovie Employee 401(k) savings plan; car allowance of $6,310; life insurance premiums of $434; and health insurance premiums of $7,383.

(15) This amount includes: $5,544 of employer contributions under the Bovie Employee 401(k) savings plan; car allowance of $6,310; life insurance premiums of $434; and health insurance premiums of $6,218.

(16) This amount includes: $3,671 of employer contributions under the Bovie Employee 401(k) savings plan; car allowance of $6,310; life insurance premiums of $434; and health insurance premiums of $5,858.

(17) This amount includes: $4,591 of employer contributions under the Bovie Employee 401(k) savings plan; car allowance of $6,310; life insurance premiums of $192; and health insurance premiums of $1571.

(18) This amount includes: $0 of employer contributions under the Bovie Employee 401(k) savings plan; car allowance of $1,440; life insurance premiums of $48; and health insurance premiums of $262.

Employment Agreements and Potential Payments Upon Termination or Change in Control

We have employment contracts with Mr. Makrides, Mr. Saron, and Mr. Citronowicz that expire in January 2011 assuming we provide the executives with appropriate written notice pursuant to the contracts (otherwise commencing in 2009, the agreements continue to extend for periods of one year).  The employment agreements provide, among other things, that the Executive may be terminated as follows:

(a)	Upon the death of the Executive, the Executive’s estate shall be paid the basic annual compensation due the Employee pro-rated through the date of death.

(b)
By the Resignation of the Executive at any time upon at least thirty (30) days prior written notice to Bovie in which case Bovie shall be obligated to pay the Employee the basic annual compensation due him pro-rated to the effective date of termination,

(c)	By Bovie, for cause if during the term of the Employment Agreement the Employee violates the provisions of Paragraph 12 hereof, or is found guilty in a court of law of any crime of moral turpitude.

(d)
By Bovie, without cause, with the majority approval of the Board of Directors, at any time upon at least thirty (30) days prior written notice to the Executive. In this case Bovie shall be obligated to pay the Executive compensation in effect at such time, including all bonuses, accrued or prorated, and expenses up to the date of termination. Thereafter, for the period remaining under the contract, Bovie shall pay the Executive the salary in effect at the time of termination payable weekly until the end of their contract.

(e)
If Bovie fails to meet its obligations to the Executive on a timely basis, or if there is a change in the control of Bovie, the Executive may elect to terminate his employment agreement. Upon any such termination or breach of any of its obligations under the Employment Agreement, Bovie shall pay the Executive a lump sum severance equal to three times the annual salary and bonus in effect the month preceding such termination or breach as well as any other sums which may be due under the terms of the Employment Agreement up to the date of termination.

On June 18, 2007, the Company entered into a two year employment contract with Mr. Pickett to serve as Chief Financial Officer. This two year contract provides for an automatic extension of one year unless the Company through written notification conveys an intention not to renew and does so with 365 days advance notice. In the event of a change of control, the contract provides that Mr. Pickett will receive salary and bonus in effect up to the date of the remaining portion of the contract.

On October 10, 2006, the Company entered into a three year contract with Mr. Livneh to serve as President of Bovie Canada. This three year contract contains an automatic two year extension, unless the Company provides written notice of an intention not to renew prior to the expiration date. In the event of a change of control, the Company is obligated to Mr. Livneh for compensation and bonuses currently in effect through to the date of the remaining portion of the contract.

The following schedule shows all contracts and terms with officers of Bovie.

Bovie Medical Corporation
December 31, 2007

	Contract	Expiration	Current	Auto
	Date	Date	Base Pay	Allowance

Andrew Makrides	02/01/00	1/31/2011	$186,091	$6,310
J. Robert Saron	02/01/00	1/31/2011	$263,406	$6,310
Moshe Citronowicz	02/01/00	1/31/2011	$193,507	$6,310
Steve Livneh	10/02/06	11/01/2009	$150,000	$6,310
Gary Pickett	6/18/07	6/18/2009	$90,000	$-

Grants of Plan-Based Awards

The following table presents information regarding the incentive awards granted to Bovie's Named Executive Officers for fiscal 2007.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards	All Other Option Awards: # of Shares Underlying Options	Exercise Price of Options ($/Sh)	Grant Date Fair Value of Option Awards ($)
Target ($)
Andrew Makrides	--	--	--	--	--
J. Robert Saron	--	--	--	--	--
Moshe Citronowicz	--	--	--	--	--
Steve Livneh	--	--	--	--	--
Gary Pickett	1/12/07	--	20,000	$8.66	$73,200
	3/29/07	--	5,000	$7.10	$15,000

Options Exercises During Fiscal 2007

There were no options exercised by Named Executive Officers for fiscal 2007.

Outstanding Equity Awards

The following table presents information with respect to each unexercised stock option held by Bovie's Named Executive Officers as of December 31, 2007.

		Outstanding Equity Awards at 12/31/07
Name		# of Securities Underlying Unexercised Options (# Exercisable)	# of Securities Underlying Unexercised Options (# Unexercisable) (*)	Option Exercise Price ($/sh)	Option Expiration Date
Andrew Makrides		150,000	--	0.75	1/1/2008
		75,000	--	0.50	4/23/2011
		80,000	--	0.50	4/23/2011
		85,000	--	0.70	1/21/2013
		25,000	--	3.25	9/29/2013
		25,000	--	2.13	9/23/2014
		25,000	--	2.25	5/5/2015
J. Robert Saron		75,000	--	0.75	1/1/2008
		37,500	--	0.50	4/23/2011
		40,000	--	0.50	4/23/2011
		42,500	--	0.70	1/21/2013
		12,500	--	3.25	9/29/2013
		12,500	--	2.13	9/23/2014
		12,500	--	2.25	5/5/2015
Moshe Citronowicz		150,000	--	0.75	1/1/2008
		75,000	--	0.50	4/23/2011
		80,000	--	0.50	4/23/2011
		85,000	--	0.70	1/21/2013
		25,000	--	3.25	9/29/2013
		25,000	--	2.13	9/23/2014
		25,000	--	2.25	5/5/2015
Gary Pickett		20,000	--	8.66	1/12/2017
		5,000	--	7.10	3/29/2017
Steve Livneh	(1)	100,000	--	3.26	1/1/2016

(1) Issued as part of Henvil Purchase Agreement in the name of Henvil Corporation. Steve Livneh is the principal owner of Henvil Corporation. (see Item 1 New Products)

Compensation of Non-Employee Directors

The following is a table showing the director compensation for the year ending December 31, 2007:

Director Compensation

Name	Fees Earned Or Paid In Cash ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
(a)	(b)	(c)	(d)		(e)	(f)	(g)	(h)
Brian Madden	0	0	$45,750	* (1)	0	0	0	$45,750
Michael Norman	0	0	$45,750	* (2)	0	0	0	$45,750
Randy Rossi	0	0	$36,600	* (3)	0	0	0	$36,600
August Lentricchia	0	0	$17,400	* (4)	0	0	0	$17,400

* (1)  In 2007 Mr. Madden was granted 12,500 stock options on January 12, 2007 which had a fair value of $3.66 per option.

* (2)  In 2007 Mr. Norman was granted 12,500 stock options on January 12, 2007 which had a fair value of $3.66 per option.

* (3)  In 2007 Mr. Rossi was granted 10,000 stock options on January 12, 2007 which had a fair value of $3.66 per option.

* (4) In 2007 Mr. Lentricchia was granted 7,500 stock options on October 30, 2007 which had a fair value of $2.32 per option.

Directors' compensation is determined by the Board of Directors. In the past directors have been compensated through option grants. Presently, the Board has not established a compensation committee nor does it have a standard policy regarding compensation of members of the Board of Directors. In the past, the Board has granted directors stock options in order to assure that the directors are properly incentivized and have an opportunity for an ownership interest in common with other stockholders.

Our Board of Directors presently consists of J. Robert Saron, Andrew Makrides, Chairman, CEO, and President, George Kromer, Jr., Randy Rossi, Michael Norman, Brian Madden and August Lentricchia.  Prior to January 1, 2006, pursuant to a written agreement, Mr. Kromer was retained by Bovie as a business and public relations consultant on a month-to-month basis at the average monthly fee of $2,000.  On January 1, 2006 Mr. Kromer accepted an employment position of research analyst with the company.

In 2003, the Board of Directors adopted and shareholders approved Bovie’s 2003 Executive and Employee Stock Option Plan covering a total of one million two hundred thousand (1,200,000) shares of common stock issuable upon exercise of options to be granted under the Plan. In 2005, the Board of Directors granted 25,000 restricted, nonqualified options to each Executive Officer and Director totaling 225,000 options to purchase a like number of shares of common stock.

On October 30, 2007, shareholders approved and the Board of Directors adopted an amendment to the 2003 Executive and Employee Stock Option Plan to increase the maximum aggregate number of shares of common stock reserved for issuance under the 2003 Plan from 1.2 Million shares (already reserved against outstanding options) to 1.7 Million shares, or an increase of 500,000 shares of common stock for future issuance pursuant to the terms of the Plan. Except for the increase in the number of shares covered by the

Plan, the Plan remains otherwise unchanged from its present status. In 2007, the Board of Directors granted 137,500 options to purchase a like number of shares of common stock..

There have been no changes in the pricing of any options previously or currently awarded.

ITEM 12. Section 16(a) Beneficial Ownership Reporting Compliance

The following table sets forth certain information as of December 31, 2007, with respect to the beneficial ownership of the Company’s common stock by all persons known by the Company to be the beneficial owners of more than 5% of its outstanding shares, by directors who own common stock and/or options to levy common stock and by all officers and directors as a group.

	Number of Shares
			Nature of	Percentage of
Name and Address	Title	Owned (i)	Ownership	Ownership(i)
The Frost National Bank	Common	1,000,000	Beneficial	6.5%
FBO Renaissance
US Growth Investment
Trust PLC.
Trust no. W00740100

The Frost National Bank	Common	1,000,000	Beneficial	6.5%
FBO, BFS US Special
Opportunities Trust PLC.
Trust no. W00118000

Directors and Officers
Andrew Makrides 734 Walt Whitman Road Melville, NY 11746	Common	821,800(ii)	Beneficial	5.3%

George Kromer P.O. Box 188 Farmingville, NY 11738	Common	383,500(iii)	Beneficial	2.5%

J. Robert Saron 7100 30th Avenue North St. Petersburg, FL 33710	Common	503,863(iv)	Beneficial	3.3%

Brian Madden 300 Garden City Plaza Garden City, NY 11530	Common	103,000 (vi)	Beneficial	0.7%

Mike Norman	Common	72,500(vii)	Beneficial	0.5%
410 Jericho Tpke.
Jericho, NY

Randy Rossi	Common	45,000(viii)	Beneficial	0.3%
2641 Kelliwood Circle
Shreveport, LA

Moshe Citronowicz 7100 30th Avenue North St. Petersburg, FL 33710	Common	619,591 (v)	Beneficial	4.0%

Gary Pickett	Common	25,000 (ix)	Beneficial	0.2%
7100 30th Avenue North St. Petersburg, FL 33710
Steve Livneh	Common	300,000 (x)	Beneficial	1.9%
4056 North Services Rd. E.
Windsor, Canada

August Lentricchia	Common	9,100 (xi)	Beneficial	0.1%
734 Walt Whitman Road Melville, NY 11746

Officers and Directors as a group (10 Persons)		2,883,354(xii)		18.7%

 __________________________________________

(i) Based on 15,457,088 outstanding shares of Common Stock and 3,133,400 outstanding options to acquire a like number of shares of Common Stock as of December 31, 2007, of which officers and directors owned a total of 1,835,000 options and 1,,048,354 shares at December 31, 2007.  We have calculated the percentages on the basis of the amount of outstanding securities plus, for each person or group, any securities that person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(ii) Includes 356,800 shares reserved and 465,000 ten year options owned by Mr. Makrides to purchase shares of Common Stock of the Company. Exercise prices for his options range from $.50 for 155,000 shares to $3.25 for 25,000 shares.

(iii) Includes 48,500 shares reserved and 335,000 ten year options owned by Mr. Kromer to purchase shares of the Company. Exercise prices for his options range from $.50 for 100,000 shares to $3.25 for 25,000 shares.

(iv) Includes 271,363 shares reserved and 232,500 ten year options owned by Mr. Saron, exercisable at prices ranging from $.50 per share for 155,000 shares, and $3.25 per share for 25,000 shares.

(v) Includes 154,591 shares reserved and 465,000 ten year options owned by Mr. Citronowicz exercisable at prices ranging from $.50 for 155,000 shares to $3.25 for 25,000 shares.

(vi) Includes 5,500 shares of stock and 97,500 shares reserved pursuant to ten year options owned by Mr. Madden exercisable at prices ranging from $3.25 for 25,000 to $8.66 for 12,500 options to purchase Common Stock.  Mr. Madden has no financial interest in 25,000 shares of Bovie owned by his wife.

(vii) Includes 72,500 shares reserved pursuant to ten year options owned by Mr. Norman exercisable at prices ranging from $2.13 for 25,000 shares to $8.66 for 12,500 shares.

(viii) Includes 10,000 shares and 35,000 shares reserved pursuant to ten year options owned by Mr. Rossi exercisable at prices ranging from $2.13 for 25,000 to $8.66 for 12,500 shares.

(ix) Includes 25,000 ten year options issued to Mr. Pickett exercisable at prices ranging from $8.66 for 20,000 shares to $7.10 for 5,000 shares. These options vest over a 7yr period.

(x) Includes 100,000 ten year options owned by Mr. Livneh. These options were part of the Henvil Purchase Agreement and were issued under the name Henvil Corporation. Mr. Livneh is the principal owner of Henvil Corporation. (see Item 1 New Products) Also includes 200,000 restricted shares issued under the name Lican Developments, Inc. of which Mr. Livneh is also the principal owner.

(xi) Includes 1,600 Shares owned by Mr. Lentricchia and 7,500 ten year options issued to Mr. Lentricchia on October 30, 2007. These options vest over a period of 7 years and have an exercise price of $7.68.

(xii) Includes 1,727,500 shares reserved for outstanding options owned by all Executive Officers and directors as a group. The last date options can be exercised is October 30, 2017.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such forms furnished to us, we believe that during the year ended December 31, 2007 all officers, directors and ten percent beneficial owners who were subject to the provisions of Section 16(a) complied with all of the filing requirements during the year.

ITEM 13. Certain Relationships and Related Transactions

In October 2006, Bovie Medical Corporation acquired certain assets of Lican Developments LTD (Lican), an Ontario, Canada Corporation for total consideration of $1,125,685 (consisting of the following):

•	Cash of $350,000; $150,000 of which was paid at inception. The remaining $200,000 is being paid in $50,000 installments in October 2007, October 2008, October 2008 and October 2010.
•
200,000 shares of our restricted common stock; 80,000 of which vested immediately, 40,000 of which vested in October 2006, 40,000 of which vested in October 2007 and 40,000 of which are to vest in October 2008

In addition, Lican is to receive an additional 150,000 shares of our restricted common stock upon the achievement of the following milestones:

•	80,000 shares upon the receipt of certain FDA marketing clearances.
•	17,500 shares upon the Company attaining $1,000,000 in net sales of the “Seal and Cut Product”
•	17,500 shares upon the Company attaining $3,000,000 in net sales of the “Seal and Cut Product”17,500 shares upon the Company attaining $1,000,000 in net sales of the “Modullion Product”
•	17,500 shares upon the Company attaining $3,000,000 in net sales of the “Modullion Product”

The assets acquired included proprietary patent pending technologies, working prototypes in various stages of development and production equipment.  Lican is a product development and manufacturing company focused on endoscopic devices.  Technologies in development included and currently include:

-	Tip-On-Tube a disposable tip technology complementary to Bovie’s previously acquired and announced Modular Ergonomic Grip (MEG) forceps. Bovie acquired the MEG technology in January 2006.
-
A new surgical handle platform called the Polarian. The Polarian handle supports a plurality of electrical and mechanical modes to be used in conjunction with disposable, Seal-N-Cut bipolar cartridges. This is an advanced entrant into the growing vessel and tissue sealing and cutting market.

Finally, Lican is to receive ongoing royalties ranging from 2.5% to 3% of sales of certain products, which royalties will be halved in certain instances if the founder of Lican (who is currently the President of Bovie Canada) fails to remain in the Company’s employ for at least five years.  Because the cost of these royalties  was not and is not determinable, they have not been included in the purchase price computations, and any such amounts paid under this arrangement will be reflected as an increase in the intangible asset in the year the royalty payments are made.

A former director, Alfred V. Greco Esq., is the principal of Alfred Greco PLLC, a partner of Sierchio, Greco and Greco, the Company’s counsel.  Alfred V. Greco PLLC received $128,553, $87,550, and $80,400 in legal fees for the years 2007, 2006 and 2005, respectively.

In November 2006, the Board of Directors, including all disinterested directors, approved 2-year extensions of the outstanding Employment Agreements of Messrs. Makrides, Citronowicz and Saron.  Such extensions are historically consistent with prior pattern of extensions in past years.

A director, George Kromer, served as a consultant previous to his employment with us in 2006 and received consulting compensation of $2,228 and $22,906 for 2006 and 2005, respectively.

Two relatives of the chief operating officer of the Company are employed by the Company. Yechiel Tsitrinovich, an engineering consultant received compensation for 2007, 2006 and 2005 of $85,926, $79,776 and $79,776 respectively. The other relative, Arik Zoran, is an employee of the Company in charge of the engineering department. He had a original two-year contract providing for a salary of $90,000 per year plus living expenses and benefits which currently is subject to renewal on an annual basis. For 2007, 2006 and 2005 he was paid $166,487, $162,562 and $157,045 respectively, which includes living expenses and benefits.

ITEM 14. Principal Accountant Fees And Services

The following table sets forth the aggregate fees billed to us for fiscal years ended December 31, 2007 and 2006 by our current and previous accountants (Kingery & Crouse P.A. and Bloom & Co. LLP, respectively):

	2007	2006
Audit Fees (1)	$133,652	$114,694

Non-Audit Fees:
Related Fees(2)	--	2,000
Tax Fees(3)	4,400	8,000
All other Fees(4)	15,206	--
Total Fees billed	$153,258	$124,694

(1) Audit fees consist of fees billed for professional services rendered for the audit of Bovie’s annual financial statements and review of its interim consolidated financial statements included in quarterly reports and other services related to statutory and regulatory filings or engagements.

(2) Audit-Related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Bovie’s consolidated financial statements and are not reported under “Audit Fees”.

(3) Tax fees consist of fees billed for professional services rendered for tax compliance and tax advice (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning.

(4) All other fees consist of fees for products and services other than the services reported above.  In the past the Board of Directors had considered the role of our independent auditors in providing certain tax services to

Bovie and had concluded that such services were compatible with their independence as our auditors. In addition, since the effective date of the SEC rules stating that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved. The Audit Committee pre-approves all audit and permissible non-audit services provided by our independent auditors.

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

The audit committee is presently made up of three members, Michael Norman, CPA (Financial Expert), Brian Madden, and August Lentricchia.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Melville, New York on March 24, 2008.

Bovie Medical Corporation

By: /s/ Andrew Makrides
Andrew Makrides
President
Chairman of the Board

Bovie Medical Corporation

/s/Gary D. Pickett
Gary D. Pickett
Chief Financial Officer

PART IV

ITEM 15.   Exhibits and Financial Statement Schedules

The financial statements and exhibits filed as part of this annual report on Form 10-K  are provided below:

ITEM 15A. Financial Statements

BOVIE MEDICAL CORPORATION INDEX TO FINANCIAL STATEMENTS

[LETTERHEAD OF KINGERY & CROUSE, P.A.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Bovie Medical Corporation:

We have audited the accompanying balance sheet of Bovie Medical Corporation (the “Company”), as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Kingery & Crouse, P.A s/s
Tampa, FL
March 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Shareholders of
Bovie Medical Corporation

We have audited the accompanying consolidated balance sheet of Bovie Medical Corporation as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two fiscal years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bovie Medical Corporation as of December 31, 2006, and the consolidated results of its operations and its cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/Bloom and Company LLP
Hempstead, New York
March 22, 2007

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

ASSETS	2007	2006
Current assets:

Cash and cash equivalents	$3,534,759	$2,952,892
Trade accounts receivable, net	2,525,451	2,817,557
Inventories	4,521,992	3,609,301
Prepaid expenses	278,262	402,423
Deferred income tax asset, net	603,223	310,392

Total current assets	11,463,687	10,092,565

Property and equipment, net	3,421,455	3,217,020

Other assets:

Brand name/Trademark/Goodwill	1,509,662	1,509,662
Purchased technology, net	2,102,844	1,529,330
License rights, net	278,797	240,000
Deposits	44,438	21,215
Deferred income tax asset, net	-	75,808

Total other assets	3,935,741	3,376,015

Total Assets	$18,820,883	16,685,600

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006
(Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES	2007	2006
Current liabilities:

Accounts payable	$807,437	$916,253
Accrued warranty	56,386	98,986
Accrued payroll	113,308	89,907
Accrued vacation	229,591	190,192
Accrued insurance premium	-	161,948
Customers deposits	36,077	91,198
Current portion of due to Lican	50,000	50,000
Deferred revenues	56,386	173,986
Accrued and other liabilities	353,494	364,683

Total current liabilities	1,702,679	2,137,153

Deferred income taxes payable, net	8,188	-
Due to Lican, net of current portion	318,150	368,150

Total liabilities	2,029,017	2,505,303

Minority interest	--	120,000

Commitments and Contingencies (see Note 10)

Stockholders' equity:

Preferred stock, par value $.001; 10,000,000 shares authorized; none issued and outstanding	--	--
Common stock par value $.001 par value;40,000,000 shares authorized, 15,457,088 and 15,223,538 issued and outstanding on December 31, 2007 and December 31, 2006 respectively,	15,457	15,241
Additional paid-in capital	22,435,161	22,104,399
Deficit	(5,658,752)	(8,059,343	) )

Total stockholders' equity	16,791,866	14,060,297

Total Liabilities and Stockholders' Equity	$18,820,883	$16,685,600
The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
Sales, net	$28,779,157	$26,676,182	$20,211,141
Cost of sales	17,463,644	16,075,426	12,649,209
Gross Profit	11,315,513	10,600,756	7,561,932

Other costs:
Research and development	1,643,092	1,048,175	985,807
Professional services	737,800	519,861	447,346
Salaries and related costs	2,805,082	2,558,170	2,010,599
Selling, general and administration	4,023,033	3,711,795	3,553,022
Development cost - joint venture	--	138,913	161,190
Total other costs	9,209,007	7,976,914	7,157,964

Income from operations	2,106,506	2,623,842	403,968

Other income (expense):
Interest income	142,721	103,088	46,959
Interest expense	(2,471)	(16,157)	(22,703)
Total other income, net	140,250	86,931	24,256

Income before minority interest and income taxes	2,246,756	2,710,773	428,224

Minority interest	5,000	20,000	10,000

Provision for current income taxes	(60,000)	(47,567)	(32,016)
Benefit (provision) for deferred income taxes	208,835	--	-
Net income	$2,400,591	$2,683,206	$406,208

Earnings per common share:
Basic	$0.16	$0.19	$0.03
Diluted	$0.14	$0.16	$0.03

Weighted average number of common shares outstanding	15,324,508	14,537,025	13,923,134

Weighted average number of shares outstanding adjusted for dilutive securities	17,684,705	16,909,103	15,750,284

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

				Additional
	Options	Common		Paid-
	Outstanding	Shares	Value	in Capital	Deficit	Total

January 1, 2005	3,951,200	13,862,128	$13,881	$20,391,407	$(11,148,757)	$9,256,531

Options granted	487,500	-	-	-	-	-

Options exercised	(178,600)	178,600	178	138,683		138,861

Options forfeited	(31,230)	-	-	-	-	-

Income for period	-	-	-	-	406,208	406,208

December 31, 2005	4,228,870	14,040,728	14,059	20,530,090	(10,742,549)	9,801,600

Options granted	120,000	-	-	-	-	-

Options exercised	(982,810)	982,810	982	794,944		795,926

Options forfeited	(102,360)	-	-	-	-	-

Stock based compensation	-	-	-	41,097	-	41,097

Stock options issued to acquire assets	-	-	-	63,300	-	63,300

Stock issued to acquire assets	-	200,000	200	674,968	-	675,168

Income for period	-	-	-	-	2,683,206	2,683,206

December 31, 2006	3,263,700	15,223,538	15,241	22,104,399	(8,059,343)	14,060,297

Options granted	137,500	-	-	-	-	-

Options exercised	(225,300)	225,300	225	309,925		310,150

Options forfeited	(42,500)	-	-	-	-	-

Stock based compensation	-	-	-	72,089	-	72,089

Stock swap to acquire options	-	(9,179)	(9)	(56,241)	-	(56,250)

Other	-	17,429	-	4,989	-	4,989

Income for period	-	-	-	-	2,400,591	2,400,591

December 31, 2007	3,133,400	15,457,088	$15,457	$22,435,161	$(5,658,752)	$16,791,866

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
Cash flows from operating activities:
Net income	$2,400,591	$2,683,206	$406,208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	666,162	479,826	428,966
Amortization of intangible assets	104,664	69,434	126,910
Provision for (recovery of) inventory obsolescence	(100,565)	(141,370)	(22,644)
Loss on disposal of fixed assets	10,806	29,422	43,469
Stock-based compensation	72,089	41,098	0
Stock-based expense for Henvil asset purchase	0	20,886	0
Noncash reclass adjustment	4,989	--	0
Provision (benefit) for deferred income taxes	(208,835)	--	0
Provision for (recovery of) bad debts	3,375	(7,506)	24,177
Minority interest in net loss of joint venture	(5,000)	(20,000)	(10,000)
Change in assets and liabilities:
Trade receivables	288,731	(493,290)	(386,651)
Prepaid expenses	124,161	(66,931)	(6,727)
Inventories	(812,127)	(471,099)	(848,188)
Deposits	(23,223)	--
Accounts payable	(108,816)	118,130	248,061
Accrued and other liabilities	(61,189)	306,495	(128,216)
Accrued Warranty	(42,600)	(42,600)	(16,258)
Accrued Payroll	23,401	14,387	(35)
Accrued Vacation	39,399	15,498	11,033
Insurance premium payable	(161,948)	161,948	-
Customer deposits	(55,121)	-	-
Deferred revenue	(117,600)	32,400	(16,258)
Net cash provided by (used in ) operations	2,041,344	2,729,934	(146,153)

Cash flows from investing activities:
Increase in property and equipment	(881,401)	(1,130,627)	(951,752)
Increase in security deposits	--	--	(6,770)
Increase in purchased technology	(516,356)	(926,193)	(2,001)
Increase in license rights	(315,620)	--	--

Net cash used in investing activities	(1,713,377)	(2,056,820)	(960,523)

Cash flows from financing activities:
Proceeds from sales of common stock	253,900	1,332,840	138,861
Repayments of long-term debt	--	(348,328)	(31,665)

Net cash provided by financing activities	253,900	984,512	107,196

Net change in cash and cash equivalents	581,867	1,657,626	(999,480)

Cash and cash equivalents at beginning of year	2,952,892	1,295,266	2,294,746

Cash and cash equivalents at end of year	$3,534,759	$2,952,892	$1,295,266

Cash paid for:
Interest	$2,471	$16,156	$22,703
Income Taxes	$73,504	$32,557	$22,015

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS

Bovie Medical Corporation (“Bovie”) was incorporated in 1982, under the laws of the State of Delaware and is a medical device company engaged in the manufacturing and marketing of electrosurgical devices.  Our medical products include a wide range of devices including electrosurgical generators and accessories, cauteries, medical lighting, nerve locators and other products.

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

Consolidated Financial Statements

The accompanying consolidated financial statements included the accounts of Bovie Medical Corporation and its subsidiaries Aaron Medical Industries, Inc., Bovie Canada ULC and Jump Agentur Fur Electrotechnik GMBH (collectively, the “Company” or “we”, “our” or “us”).  The latter entity was a 50% owned joint venture until May 2007 at which time Bovie purchased the minority stockholder’s 50% interest (see Note 15).  We were required to  consolidate this joint venture in accordance with FASB Interpretation No. 46R, Consolidation of Variable Interest Entities.  All intercompany transaction accounts have been eliminated in consolidation.

Cash and Cash Equivalents

Holdings of highly liquid investments with maturities of three months or less, when purchased, are considered to be cash equivalents.

Fair Values of Financial Instruments and Concentration of Credit Risk

The carrying amount of our financial instruments included in current assets and liabilities  approximates fair value due to their short term nature.  In addition, management believes the balance of the “Due to Lican” approximates its fair value as the liability was established at inception using various fair value techniques..

Financial instruments, which potentially subject us to significant concentrations of credit risk, consist primarily of cash and cash equivalents, and trade accounts receivable. We frequently maintain cash and cash equivalent balances in excess of federally insured limits. We have not experienced any losses in such accounts.

With respect to receivables, our ten largest customers accounted for approximately 73%, 79% and 66% of trade receivables as of December 31, 2007, 2006 and 2005, respectively, and 71%, 73% and 65% of netrevenues for the respective years then ended.   In 2007 and 2005, Arthrex was our only customer that accounted for over 10% of total revenues, accounting for 21% and 22%, respectively of such revenues.  In 2006, two customers accounted for greater than 10% of our sales, Arthrex for 22% and Medtronic for 10.5%.  All of these entities are customers of our U.S. Operations.

Accounts Receivable and Allowance for Doubtful Accounts

Our credit terms for our billings range from net 10 days to net 30 days, depending on the customer agreement.  Accounts receivable are determined to be past due if no payments have been received and a reserve is created for them when they become three months past due. Customary collection efforts are initiated and receivables are written off when we determine they are not collectible and abandon these  collection efforts. We gave negotiated sales volume discounts which amounted to $580,605, $578,135 and $397,950 for 2007, 2006 and 2005, respectively. Sales as shown on the profit and loss statement are net of all discounts.

We evaluate the allowance for doubtful accounts on a regular basis for adequacy based upon our periodic review of the collectibility of the receivables in light of historical experience, adverse situations that may affect our customers’ ability to pay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.  We perform ongoing credit evaluations of our customers and generally do not require collateral as we believe we have certain collection measures in place to limit the potential for significant losses.  Substantially all of the receivables included in the accompanying balance sheets were recovered subsequent to the respective year ends.  Because of this, and because historical losses on accounts receivable have not been material, management believes that the allowances for doubtful accounts of $8,734 and $10,000 at December 31, 2007 and 2006, respectively, are adequate to provide for possible bad debts.

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

Inventory at December 31, 2007 and 2006 was as follows:

	2007	2006
Raw materials (net of reserves)	$2,447,090	$1,640,254
Work in process	1,230,172	1,351,540
Finished goods	844,730	617,507

Total	$4,521,992	$3,609,301

Reserves for obsolescence of raw materials were $400,309 and $500,874 at December 31, 2007 and 2006, respectively. There were no reserves for finished goods or work in progress.   During 2006 and 2007, this reserve, and related cost of sales, were reduced by $141,370, and $100,565 in 2006 and 2007 respectively as a result changes in estimates regarding the recoverability of our inventories.

Property and Equipment

These assets are recorded at cost.  Depreciation and amortization are accounted for on the straight-line method based on estimated useful lives. The amortization of leasehold improvements is based on the shorter of the lease term or the life of the improvement. Betterments and large renewals, which extend the life of the asset, are capitalized whereas maintenance and repairs and small renewals are expenses, as incurred. The estimated useful lives are: machinery and equipment, 3-10 years; buildings, 40 years; molds, 7-15 years and furniture and fixtures, 5-10 years.

Intangible Assets

These assets consist of licenses, purchased technology and brand name. The licenses and purchased technology (other intangibles) are being amortized by the straight-line method over a 5-20 year period commencing with the date they are placed in service. Estimated aggregate amortization expense for the five years ended December 31, 2012 is expected to approximate $389,000.

The brand name (goodwill) qualifies as an indefinite-lived intangible asset and is not subject to amortization.  Goodwill/brand name/trademark represents the excess of purchase price over fair value of identifiable net assets of acquired businesses.  Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses.

Impairment of Long-Lived Assets

We review our long-lived assets for recoverability if events or changes in circumstances indicate that the asset(s) may have been impaired. In the event of impairment of any long-lived asset, the excess of the carrying amount over the fair value is recognized as impairment loss. The impairment losses are not restored in the future. We assess the recoverability of goodwill and other intangible assets based on an independent appraisal and or undiscounted cash flows that measures the impairment, if any.  At December 31, 2007, we believe all of our long-lived assets are recoverable.

Revenue recognition

Revenue is recognized when title has been transferred to the customer, which is generally at the time of shipment. The following policies apply to our major categories of revenue transactions:

•
Sales to customers are evidenced by firm purchase orders. Title and the risks and rewards of ownership are transferred to the customer when the product is shipped. Payment by the customer is due under fixed payment terms.

•
Product returns are only accepted at our discretion and in accordance with our “Returned Goods Policy”. Historically, the level of product returns has not been significant. We accrue for sales returns, rebates and allowances based upon an analysis of historical customer returns and credits, rebates, discounts and current market conditions.

•
Our terms of sale to customers generally do not include any obligations to perform future services. Limited warranties are generally provided for sales and provisions for warranty are provided at the time of product sale based upon an analysis of historical data.

•
Amounts billed to customers related to shipping and handling have been included in net sales. Shipping and handling costs included in cost of sales expense were $124,424, and $125,927 for 2007 and 2006, respectively.

We have no consignment inventory with customers but we do have inventory consigned to contract manufactures that produce components for us.  For December 31, 2007 and 2006 we had consigned work in progress of $331,866 and $214,989, respectively.

We sell to a diversified base of customers around the world and, therefore, believe there is no material concentration of credit risk.

Advertising Costs

All advertising costs are expensed, as incurred. The amounts of advertising costs were $470,890, $451,093 and $468,716 for 2007, 2006 and 2005, respectively.

Net Earnings Per Common Share

We compute basic earnings per share (“basic EPS”) by dividing net income by the weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share (“Diluted EPS”) gives effect to all potential dilutive shares outstanding (in our case, employee stock options) during the period.

Research and Development Costs

With the exception of development costs that are purchased from another enterprise and have alternative future use, research and development expenses are charged to operations as incurred.

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

Deferred Revenue

We periodically sell generators with guarantees that we replace hand pieces for 5 years. A portion of the sale associated with the future delivery of the additional hand pieces has been reflected as deferred revenue.  These deferred revenues are allocated to sales using the straight line method over the lives of the guarantees.

Income Taxes

Bovie and its wholly owned subsidiaries file a consolidated federal income tax return. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  At December 31, 2007 and 2006, significant temporary differences arise  primarily from allowances recorded in our financial statements for inventories and receivables that are not currently deductible, and differences in the lives and methods used to depreciate and/or amortize our property and equipment and intangible assets.

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

Foreign Currency Translation

The assets and liabilities of the Company's foreign subsidiary, Bovie Canada are translated into U.S. dollars at exchange rates in effect at the balance sheet dates.  Revenue and expense items are translated into U.S. dollars at the average exchange rate for the years.  Resulting unrealized translation adjustments, which have been immaterial through December 31, 2007, are included in stockholders' equity.

Gains and (losses) on foreign currency exchange transactions are reflected in the consolidated statements of operations.  Net transaction gains and (losses) included in income for the year ended December 31, 2007 and the period ended December 31, 2006 were $23,500 and $0, respectively.

Recent Pronouncements

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

Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. As such, compensation cost recognized includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard. During the fiscal year 2006, the Company recorded $41,098 in non-cash charges for the implementation of SFAS 123R.

The weighted average grant date fair value of options granted during the years ended December 31, 2007 and 2006 were estimated on the grant date using the binomial lattice option-pricing model with the following assumptions: expected volatility of 25%, expected term of 5 years, risk-free interest rate of 5.0%, and expected dividend yield of 0%. Expected volatility is based on a weighted average of the historical volatility of the Company's stock and peer company volatility. The average expected life was calculated using the simplified method under SAB 107. The risk-free rate is based on the rate of U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of option grants. The Company uses historical data to estimate pre-vesting forfeiture rates.

Allocation of stock based compensation expense for the fiscal years ended December 31, 2007, 2006 and 2005 was as follows:

	2007	2006	2005

Cost of Sales	$36,185	$3,408	$--
Research and Development	10,072	25,125	--
Salaries and related costs	25,832	12,564	--

Total	$72,089	$41,097	$--

Prior to January 1, 2006, we applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations which required compensation costs to be recognized based on the difference, if any, of the quoted market price of the stock on the grant date and the exercise price. As all options granted to employees under such plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant, and given the fixed nature of the equity instruments, no stock-based employee compensation cost relating to stock options was reflected in net income (loss). If we had expensed stock options for the year ended December 31, 2005 our net income  and pro forma net income  per share amounts would have been reflected as follows:

Net income:
As reported	$406,208
Pro forma	$372,623

Income per share:
As reported	$.03
Pro forma	$.02

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FAS 109, "Accounting for Income Taxes". This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a significant effect on our financial statements.

In September 2006, the FASB issued Financial Accounting Standard No. 157, “Fair Value Measurements,” or FAS 157. This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements as the FASB previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require us to develop or report any new fair value measurements. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. This statement is not expected to have a significant effect on our financial statements.

On February 15, 2007, the FASB issued Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”, or FAS 159, which creates a fair-value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. FAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, FAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair-value election. FAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. We have not yet determined the effect that the implementation of FAS 159 will have on our results of operations or financial condition.

In December 2007, the FASB issued Financial Accounting Standard No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“FAS 160”). FAS 160 requires that a non-controlling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the non-controlling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any non-controlling equity investment retained in a deconsolidation.  FAS 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. This statement is not expected to have a significant effect on our financial statements.

In December 2007, the FASB issued Financial Accounting Standard No. 141 (revised 2007), Business Combinations (“FAS 141R”). FAS 141R broadens the guidance of FAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. FAS 141R also expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. FAS 141R applies prospectively to business combinations consummated in fiscal years beginning after December 15, 2008., and interim periods within those fiscal years. FAS 141R is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. This statement is not expected to have a significant effect on our financial statements.

Reclassifications

Certain amounts in the 2006 and 2005 financial statements have been reclassified to conform to the current year presentation.

NOTE 3. TRADE ACCOUNTS RECEIVABLE

As of December 31, 2007 and 2006 the trade accounts receivable were as follows:

	2007	2006
Trade accounts receivable	$2,534,185	$2,827,557
Less: allowance for doubtful accts	(8,734)	(10,000)

Trade accounts receivable, net	$2,525,451	$2,817,557

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2007 and 2006 property, plant and equipment consisted of the following:

	2007	2006

Equipment	$2,339,106	$1,995,562
Building	791,618	791,618
Furniture and fixtures	1,461,716	1,221,559
Leasehold improvements	990,051	894,478
Molds	856,308	725,165
	6,438,799	5,628,382

Less: accumulated depreciation and amortization	(3,017,344)	(2,411,362)

Net property, plant, and equipment	$3,421,455	$3,217,020

NOTE 5. INTANGIBLE ASSETS

At December 31, 2007 and 2006 intangible assets consisted of the following:

	2007	2006

Trade name (life indefinite)	$1,509,662	$1,509,662

Purchased technology (9-17 year lives)	$2,438,175	$1,805,864
Less accumulated amortization	(335,331)	(276,534)

Net carrying amount	$2,102,844	$1,529,330

License rights (5 year life)	315,619	$-
License rights (10 year life)	-	400,000
Less accumulated amortization	(36,822)	(160,000)
Net carrying amount	$278,797	$240,000

With respect to our trademark and brand name,   we continue to market products, release new products and product extensions and maintain and promote these trademarks and brand names in the marketplace through legal registration and such methods as advertising, medical education and trade shows.  It is our belief that these trademarks and brand names will generate cash flow for an indefinite period of time.  Therefore, in accordance with SFAS 142, our trademarks and trade names intangible assets are not amortized.

In May of 2007 we entered into distribution and manufacturing agreements with Canady Technology, LLC for its plasma related products for a total consideration of approximately $316,000, which amount has been reflected as license rights above.  We will manufacture several types of argon plasma accessories for Canady Technology as well as distribute Canady products worldwide.

NOTE 6. LONG-TERM DEBT AND LINE OF CREDIT

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

In May of 2006, we obtained a revolving line of credit in the amount of $1,500,000 with our bank.  The credit line available on December 31, 2007 and 2006 was $1,500,000. In May of 2007, we amended the revolving credit line note to a two year term ending May 31, 2009. Any borrowings under the credit line would accrue interest at the rate of Libor plus 2% and be secured by accounts receivable.

NOTE 7. TAXES AND NET OPERATING LOSS CARRYFORWARDS

As of December 31, 2007 and 2006, the components of deferred income tax assets and liabilities, assuming effective income tax rates of approximately 38%, were as follows:

Current deferred income tax assets:	2007	2006

Allowance for doubtful accounts	$3,286	$3,500
Inventory reserves	237,264	283,094
Net operating loss carry forwards ("NOLS")	362,673	1,094,888
Subtotal	603,223	1,381,482
Less valuation allowance	-	(1,071,090)
Current deferred income tax asset – net	$603,224	$310,392

Non-current deferred income tax assets (liabilities):

Accumulated amortization - intangibles	$(128,247)	$(58,242)
Accumulated depreciation and amortization - property and equipment	120,059	134,050

Non-current deferred income tax asset, liability, net	$(8,188)	$75,808

Under the provisions of SFAS 109, NOLs represent temporary differences that enter into the calculation of deferred tax assets. Realization of deferred tax assets associated with the NOL is dependent upon generating sufficient taxable income prior to their expiration. At December 31, 2006, management believed there was a risk that substantially all  of their NOLs might not be realizable  and, accordingly, established a valuation allowance against them. Although realization was not assured for the remaining deferred tax assets, based on the historical trend in sales and profitability, sales backlog, and budgeted sales of Bovie’s wholly owned and consolidated subsidiary, we believed it was likely that they would be realized through future taxable earnings.

During the year ended December 31, 2007, management determined that such valuation allowances were no longer necessary, and accordingly, the valuation allowances were reversed, resulting in a benefit for income taxes being recorded for the anticipated utilization.  We estimate that our net operating loss carryforwards will be fully utilized in  2008.  Until such carryforwards are utilized, we do not expect to pay any income taxes, other than those arising from the alternative minimum tax.

The valuation allowance of $2,187,818 as of December 31, 2005 was reduced by $1,116,728 to $1,071,090, in 2006. The Company recognized a tax benefit of loss carryforward of approximately $895,900 during 2006.  Other reasons for the reduction of valuation allowance were the decrease in tax assets related to the allowance for doubtful accounts and the reserve for inventory losses respectively, and a small increase in tax liability for amortization of patent rights.  A reconciliation of the Federal statutory tax rate to Bovie’s effective tax rate is as follows for the years ended December 31, 2007 and 2006:

	2007	2006

Tax at statutory rates, net of state income taxes	32%	32.0%
State income taxes, net of U.S. federal benefit	2%	2%
Tax benefit of loss carry forward	(41%)	(32%)

Effective tax rate	(7%)	2%

At December 31, 2007, we had net operating loss carryforwards of approximately $1,136,000.  Assuming our net operating loss carryforwards are not disallowed because of certain “change in control” provisions of the Internal Revenue Code, these net operating loss carryforwards expire in 2019 and 2022, however we anticipate they will be realized during our fiscal year ended December 31, 2008.

NOTE 8. RETIREMENT PLAN

The Company provides a tax-qualified profit-sharing retirement plan under section 401k of the Internal Revenue Code the ("Qualified Plans") for the benefit of eligible employees with an accumulation of funds for retirement on a tax-deferred basis and provides for annual discretionary contribution to individual trust funds.

All employees are eligible to participate. The employees may make voluntary contributions to the plan of up to the maximum percentage allowed by the Internal Revenue Code. Vesting in employee matching contributions is graded and depends on the years of service. After three years from their date of hire, the employees are 100% vested.  The Company makes matching contributions of 50% of the employee contributions up to a total of 3% of participant payroll.

The Company’s contributions, and expense during 2007, 2006 and 2005 approximated $149,000, $107,500 and $67,800 respectively.

NOTE 9. OTHER RELATED PARTY TRANSACTIONS

Lican Purchase

In October 2006, Bovie Medical Corporation acquired certain assets of Lican Developments LTD (Lican), an Ontario, Canada Corporation for total consideration of $1,125,685 (consisting of the following):

•	Cash of $350,000; $150,000 of which was paid at inception. The remaining $200,000 is being paid in $50,000 installments in October 2007, October 2008, October 2008 and October 2010.
•
200,000 shares of our restricted common stock; 80,000 of which vested immediately, 40,000 of which vested in October 2006, 40,000 of which vested in October 2007 and 40,000 of which are to vest in October 2008

In addition, Lican is to receive an additional 150,000 shares of our restricted common stock upon the achievement of the following milestones:

•	80,000 shares upon the receipt of certain FDA marketing clearances.
•	17,500 shares upon the Company attaining $1,000,000 in net sales of the “Seal and Cut Product”
•	17,500 shares upon the Company attaining $3,000,000 in net sales of the “Seal and Cut Product”17,500 shares upon the Company attaining $1,000,000 in net sales of the “Modullion Product”
•	17,500 shares upon the Company attaining $3,000,000 in net sales of the “Modullion Product”

The assets acquired included proprietary patent pending technologies, working prototypes in various stages of development and production equipment.  Lican is a product development and manufacturing company focused on endoscopic devices.  Technologies in development included and currently include:

•	Tip-On-Tube a disposable tip technology complementary to Bovie’s previously acquired and announced Modular Ergonomic Grip (MEG) forceps.
•
A new surgical handle platform called the Polarian that allows a plurality of electrical and mechanical modes to be used in conjunction with reusable and disposable mono and bipolar cartridges and is applicable to most endoscopic surgeries.

•	Seal-N-Cut a family of endoscopic instruments used in monopolar and bipolar vessel and tissue cutting and sealing.

Finally, Lican is to receive ongoing royalties ranging from 2.5% to 3% of sales of certain products, which royalties will be halved in certain instances if the founder of Lican (who is currently the President of Bovie Canada) fails to remain in the Company’s employ for at least five years.  Because the cost of these royalties  was not and is not determinable, they have not been included in the purchase price computations, and any such amounts paid under this arrangement will be reflected as an increase in the intangible asset in the year the royalty payments are made.

Bovie has formed a wholly owned subsidiary, Bovie Canada, which will continue the further development of these technologies as well as manufacturing the new devices and other Bovie products.

Professional Services and Employment Agreements

A former director, Alfred V. Greco, Esq. is a partner of Sierchio Greco & Greco LLP, Bovie’s counsel. The legal fees paid to Sierchio Greco & Greco LLP were $128,553, $87,550 and $80,400 for the years 2007, 2006 and 2005, respectively.

Prior to January 2006, a director, George W. Kromer, Jr. served as a consultant to us. The consulting fees paid to Mr. Kromer were $2,228 and $22,906 for 2006 and 2005, respectively.  In January of 2006 Mr. Kromer accepted an employment position with the Company.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Property and Rental Agreements

The Company owns its main facility in St. Petersburg, but is also obligated under various operating leases for a manufacturing and warehouse facility in St. Petersburg, Florida (which lease requires monthly payments of approximately $12,400, and expires on October 31, 2013 (which date includes a five year renewal option we exercised subsequent to December 31, 2007), a separate warehouse facility in St Petersburg (under a month to month arrangement requiring monthly payments of approximately $2,400) its Windsor, Canada facility (which lease requires monthly payments of approximately $2,400 through December 31, 2010) and its executive offices in New York (which lease requires monthly payments of approximately $1,500 on a month to month basis).  The following is a schedule of approximate future minimum lease payments under operating leases as of December 31, 2007 (including the aforementioned renewal option) and assuming the renewal of all month to month leases:

2008	$269,600
2009	208,000
2010	198,500
2011	172,300
2012	167,250
Thereafter	143,500

Total	$1,159,150

Rent expense for the years ended December 31, 2007, 2006 and 2005 approximated $283,100, $235,400 and $223,900, respectively.

Purchase Commitments

At  December 31, 2007, we had non-cancelable purchase commitments for inventories totaling approximately $3.9 million, substantially all of which is expected to be paid by mid 2008.

Employment Agreements

The Company is obligated under employment agreements with six employees which have expiration dates between June 2009 and January 2011. Approximate future minimum payments under these agreements are as follows as of December 31, 2007:

2008	$1,042,500
2009	1,022,100
2010	798,800
2011	858,700
2012	71,600
Total	$3,793,700

The employees also are eligible to receive bonuses and certain medical and other benefits.  In addition, the agreements with our Chief Operating Officer, and the Presidents of Bovie and Aaron Medical contain the following:

•
Clauses that allow for continuous automatic extensions of one year after January 31, 2009 unless timely written notice terminating the contract is provided to such officers (as defined in the agreements).

•
Clauses which require the Company to make lump sum payments to such officers equal to three times their salary and bonus in effect at the time of any change in control  and/or breach of the agreements by the Company.  The 2008 base salaries for these officers are expected to approximate $700,000, and such amounts increase by 7.5% per year.

Henvil Technology

In January, 2006, pursuant to an agreement to acquire technology from Henvil Corp. Ltd.(“Henvil”) and Steve Livneh, its principal, we acquired patent pending technology for new endoscopic disposable and reusable modular instruments (“the Product”).  Commencing with the year following the first sale or commercial delivery of the Product, Bovie is required to pay Steve Livneh, an initial minimum royalty of the greater of $35,000 per year or 3% of adjusted gross revenues received from the sale and marketing of the instruments. Thereafter, Mr. Livneh will be paid a royalty equal to 2.5% of adjusted gross sales for the life of the patents issuable for the technology. As additional consideration for the acquisition of the technology, Mr. Livneh received 50,000 5-year restricted stock options to purchase Bovie common stock for each category of instrumentation (a total of 100,000 stock options) exercisable at the closing price of Bovie common stock on the American Stock Exchange on the date of execution of the Agreement, January 11, 2006.  The options vest upon FDA clearance for marketing the product.

Litigation

We may also become involved in certain other litigation from time to time in the ordinary course of business, however at December 29, 2007, no such litigation exists.

NOTE 11.  RESEARCH AND DEVELOPMENT PERFORMED FOR OTHERS

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

The following is research and development revenue and costs related to specific contracts, for 2007, 2006 and 2005:

Contracted Development Payments Received:
	2007	2006	2005

Revenues included in Gross Sales	$126,098	$463,926	$203,857

Cost of Research and Development contracts included in costs of sales	$45,860	$452,585	$203,857

NOTE 12 –  PURCHASE OF MINORITY INTEREST IN JOINT VENTURE

In May 2007 we acquired the remaining 50% interest in JAG (previously our J-Plasma joint-venture) for total consideration of $500,000, resulting in us having 100% ownership of the medical device technology. We recorded the $500,000 investment, as well as certain direct costs incident to the acquisition and the reversal of the remaining balance of our minority interest ($115,000) as an increase in “Purchased technology”.  This intangible asset is being amortized over a period of nine years and no residual value has been assumed to exist.

NOTE 13 – SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the year ended December 31, 2007, the minority interest and license rights intangible asset declined by $115,000 upon the acquisition of the minority interest in a joint venture.   In addition, upon such acquisition, the remaining net balance of the license rights intangible asset of $115,000 was reclassified to purchased technology.

There were three non-cash transactions in fiscal 2006. The first was $41,097 for stock based compensation to employees. The second was $63,300, which was the calculated fair value of stock options given as consideration in the purchase of assets under the Henvil agreement, of which $20,886 was expensed for the twelve months of 2006. The third transaction was for purchased assets of $418,150, which was the calculated fair value of 150,000 restricted common stock shares given as consideration in the purchase of assets under the Lican agreement, which based upon the available information, the Company believes to be determinable beyond a reasonable doubt.

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

There were no non-cash transactions in 2005.

NOTE 14 – STOCK OPTIONS

On October 30, 2007, shareholders approved and the Board of Directors adopted an amendment to the 2003 Executive and Employee Stock Option Plan (the “Plan”) to increase the maximum aggregate number of shares of common stock reserved for issuance under the  Plan from 1.2 Million shares (already reserved against outstanding options) to 1.7 Million shares.. Except for the increase in the number of shares covered by the Plan, the Plan remains otherwise unchanged from its present status. Stock options typically have a ten year life and currently vest over a seven year period.

As of December 31, 2007, there was approximately $413,000 of total unrecognized compensation costs related to outstanding stock options, which is expected to be recognized over a period of 5 years.

The status of our stock options and stock awards are summarized as follows:

	Number Of Options	Weighted Average Exercise Price
Outstanding at December 31, 2005	4,228,870	1.26

Granted	120,000	3.87
Exercised	(982,810)	0.79
Canceled	(102,360)	1.39
Outstanding at December 31, 2006	3,263,700	1.52

Granted	137,500	8.27
Exercised	(225,300)	1.38
Canceled	(42,500)	1.01
Outstanding at December 31, 2007	3,133,400	1.83

Exercisable at December 31, 2007	2,949,200	1.50

The following table summarizes information about our options outstanding at December 31, 2007:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
0.00-0.50	687,700	4 years	.50	687,700	.50
0.51-0.70	360,500	6 years	.70	360,500	.70
0.71-0.75	657,500	1 year – 6 years	.75	657,500	.75
0.76-1.30	40,000	6 years	1.30	40,000	1.30
1.31 – 2.13	175,000	7 years	2.13	175,000	2.13
2.14 – 2.25	405,000	8 years	2.25	388,500	2.25
2.26 – 2.41	50,000	7 years	2.41	50,000	2.41
2.42 – 2.93	60,000	8 years	2.93	60,000	2.93
2.94 – 3.24	29,000	7 years	2.95	17,800	2.95
3.25 – 3.25	411,200	6 years	3.25	408,200	3.25
3.26 – 6.92	100,000	8 years	3.26	100,000	3.26
6.93 – 7.09	20,000	9 years	6.93	4,000	6.93
7.10 – 7.85	30,000	10 years	7.10	--	7.10
7.86 – 8.65	7,500	10 years	7.86	-	7.86
8.66 -	100,000	10 years	8.66	-	8.66

	3,133,400			2,949,200

The number and weighted average grant-date fair values of options non-vested at the beginning and end of 2007, as well as options granted, vested and forfeited during the year was as follows:

	Number Of Options	Weighted Average Fair Values

Nonvested at January 1, 2007	90,000	1.21

Granted in 2007	137,500	3.44

Vested in 2007	29,500	1.10

Forfeited in 2007	7,500.75

Nonvested at December 31, 2007	190,500	2.86

Common shares required to be issued upon the exercise of stock options and warrants would be issued from our authorized and unissued shares.

NOTE 15 – GEOGRAPHIC AND SEGMENT INFORMATION

The Company has two reportable business segments, our main operations, Bovie Medical Corporation located in the United States and Bovie Canada, our Canada operations located in Windsor, Canada. Since Bovie Canada operations represented a loss greater than 10% of our consolidated net income (on an absolute value basis) we are required to report certain information broken out by segment in the table listed below for the years ended December 31, 2007, 2006, and 2005

.

For the twelve months ended December 31: (in thousands)

	Bovie Medical Corp	Bovie Canada	Bovie Medical Corp	Bovie Canada	Bovie Medical Corp	Bovie Canada
	2007	2007	2006	2006 (1)	2005	2005

Sales, net	$28,432	$347	$26,571	$105	$20,211	-
Gross Profit	11,569	(253)	10,607	(6)	7,562	-
Operating expenses	8,716	488	7,925	52	7,158	-
Net Income (Loss)	$3,141	$(741)	$2,741	$(58)	$406	-

(1) The Canadian operations start date was October 1, 2006

NOTE 16 - SELECTED QUARTERLY INFORMATION (UNAUDITED)

The following table sets forth certain unaudited quarterly data for each of the four quarters in the years ended December 31, 2007, 2006 and 2005. The data has been derived from the Company's unaudited consolidated financial statements that, in management's opinion, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information when read in conjunction with the Consolidated Financial Statements and Notes thereto.  The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

	First	Second	Third	Fourth
Year ended December 31, 2007	Quarter	Quarter	Quarter	Quarter
Total revenue	$6,705	$7,439	$7,460	$7,177
Gross profit	2,483	3,038	3,116	2,679
Net income	580	1,068	472	281
Diluted Earnings per share (1)	.03	.06	.03	.02
Year ended December 31, 2006
Total revenue	$6,011	$6,741	$6,999	$6,925
Gross profit	2,306	2,892	2,881	2,522
Net income	690	713	857	423
Diluted Earnings per share (1)	.04	.04	.05	.02
Year ended December 31, 2005
Total revenue	$4,743	$5,058	$5,039	$5,371
Gross profit	1,650	1,641	2,115	2,156
Net income	89	(118)	172	264
Diluted Earnings per share (1)	.01	.00	.01	.02

(1)	Quarterly income (loss) per share may not equal the annual reported amounts.

EXHIBIT INDEX

Exhibit 4.2	Registration Rights Agreement dated May 8, 1998 (1)
Exhibit 4.3	Assignment of Registration Rights Agreement dated September, 2004 (2)
Exhibit 10.1	Joint Venture Agreement dated February 25, 2000 Between Bovie Medical Corporation and Jump Agentur Fur Elektrotechnik GmBH (3)

Exhibit 10.2	Agreement between Bovie Medical Corporation and Arthrex Inc. dated June 2002 (4)
Exhibit 10.3	Distribution and Service Center Agreement between Bovie Medical Corp and Symbol Medical Limited dated December 31, 2004 (5)
Exhibit 10.4	Employment Agreement- Andrew Makrides (6)
Exhibit 10.5	Employment Agreement-Robert J. Saron (7)
Exhibit 10.6	Employment Agreement-Moshe Citronowicz (8)
Exhibit 10.7	Amended Employment Agreement between Bovie and Andrew Makrides dated as of January 6, 2004 (9)
Exhibit 10.8	Amended Employment Agreement between Bovie and J. Robert Saron dated as of January 6, 2004 (10)
Exhibit 10.9	Amended Employment Agreement between Bovie and Moshe Citronowicz dated as of January 6, 2004 (11)
Exhibit 10.10	License Agreement between Bovie and Emergency Medicine Innovations, LLC dated October 22, 2004 (12)
Exhibit 10.11	Consulting and Intellectual Property Assignment Agreement dated January 12, 2006 among Bovie, Henvil Corp. Ltd and Steve Livneh
Exhibit 31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
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