Form 10-Q
period 2008-03-31
BOVIE MEDICAL CORP
filed 2008-05-14
CIK 719135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

The number of shares of common stock, par value $0.001 per share, outstanding on May 5, 2008 was 16,121,742.

BOVIE MEDICAL CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2008

Index

PART I. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2008 AND DECEMBER 31, 2007

Assets

	(Unaudited)	(Audited)
	March 31, 2008	December 31, 2007

Current assets:

Cash and cash equivalents	$3,520,047	$3,534,759
Trade accounts receivable, net of allowance for doubtful accounts of $8,645 and $8,734, respectively	2,416,258	2,525,451
Inventories	4,926,531	4,521,992
Prepaid expenses	706,387	278,262
Deferred income tax asset, net	501,846	603,223

Total current assets	12,071,069	11,463,687

Property and equipment, net	3,655,109	3,421,455

Other assets:

Brand name/trademark, net	1,509,662	1,509,662
Purchased technology, net	2,078,106	2,102,844
License rights, net	263,016	278,797
Deposits	26,747	44,438

Total other assets	3,877,531	3,935,741

Total Assets	$19,603,709	$18,820,883

The accompanying notes are an integral part of the consolidated financial statements.

Index

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2008 AND DECEMBER 31, 2007
(CONTINUED)

Liabilities and Stockholders' Equity

	(Unaudited)	(Audited)
	March 31, 2008	December 31, 2007
Current liabilities:

Accounts payable	$896,036	$807,437
Accrued warranty	48,424	56,386
Accrued payroll	110,750	113,308
Accrued vacation	249,889	229,591
Current portion of due to Lican	50,000	50,000
Customer deposits	36,240	36,077
Deferred revenues	-	56,386
Accrued expenses and other liabilities	893,867	353,494

Total current liabilities	2,285,206	1,702,679

Deferred income taxes payable, net	12,042	8,188
Due to Lican, net of current portion	318,150	318,150

Total liabilities	2,615,398	2,029,017

Commitments and Contingencies

Stockholders' equity:

Preferred stock, par value $.001; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock par value $.001; 40,000,000 shares authorized, 15,936,834 and 15,457,088 issued and outstanding on March 31, 2008 and December 31, 2007, respectively	15,938	15,457
Additional paid in capital	22,440,681	22,435,161
Accumulated deficit	(5,468,308)	(5,658,752)

Total stockholders' equity	16,988,311	16,791,866

Total Liabilities and Stockholders' Equity	$19,603,709	$18,820,883

The accompanying notes are an integral part of the consolidated financial statements.

Index

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	March 31, 2008	March 31, 2007

Sales	$6,677,567	$6,705,175
Cost of sales	4,091,642	4,222,431

Gross profit	2,585,925	2,482,744

Other costs and expenses:

Research and development	357,700	350,673
Professional services	163,132	190,585
Salaries and related costs	732,401	700,618
Selling, general and administrative	1,043,744	822,937
Development cost-joint venture	-	27,316

Total costs and expenses	2,296,977	2,092,129

Income from operations	288,948	390,615

Interest income, net	21,727	39,672

Income before minority interest and income taxes	310,675	430,287

Minority interest	-	5,000
Provision for income taxes	(120,231)	(189,996)
Realized benefit of tax loss carryforward	--	334,896

Net income	$190,444	$580,187

Earnings per common share
Basic	$0.01	$0.04
Diluted	$0.01	$0.03

Weighted average number of shares outstanding	15,922,863	15,288,638

Weighted average number of shares outstanding adjusted for dilutive securities	17,684,783	17,844,626

The accompanying notes are an integral part of the consolidated financial statements.

Index

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2007 AND THE PERIOD
ENDED MARCH 31, 2008

				Additional
	Options	Common		Paid-in	Accumulated
	Outstanding	Shares	Par Value	Capital	Deficit	Total

January 1, 2007	3,263,700	15,223,538	$15,241	$22,104,399	$(8,059,343)	$14,060,297

Options granted	137,500	--	--	--	--	--

Options exercised	(225,300)	225,300	225	309,925	--	310,150

Options forfeited	(42,500)	--	--	--	--	--

Stock based compensation	---	--	--	72,089		72,089

Stock swap to acquire assets	--	(9,179)	(9)	(56,241)	--	(56,250)

Other	--	17,429	--	4,989	--	4,989

Income for the year	--	--	--	--	2,400,591	2,400,591

December 31, 2007	3,133,400	15,457,088	15,457	22,435,161	(5,658,752)	16,791,866

Options exercised	(550,000)	557,500	558	497,317		497,875

Stock based compensation	--	--	--	(499)	--	(499)

Options granted	--	--	--	--	--	--

Options forfeited	--	--	--	--	--	--

Stock swap to acquire Shares	--	(77,754)	(77)	(491,298)	--	(491,375)

Income for the period	--	--	--	--	190,444	190,444

March 31, 2008	2,583,400	15,936,834	$15,938	$22,440,681	$(5,468,308)	$16,988,311

The accompanying notes are an integral part of the consolidated financial statements.

Index

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	2008	2007

Cash flows from operating activities
Net income	$190,444	$580,187

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	208,782	113,387
Amortization of intangible assets	37,883	14,230
Provision for (recovery of) inventory obsolescence	(465)	(2,103)
Loss on disposal of property and equipment	2,236	-
Stock based compensation	(499)	4,468
Non-cash reclassification	2,639	-
Provision (benefit) for deferred tax asset	105,231	(159,900)
Provision for bad debts	-	(1,219)
Minority interest in net loss of joint venture	-	(5,000)
Changes in current assets and liabilities:
Trade receivables	109,193	79,160
Prepaid expenses	(428,124)	(1,330)
Inventories	(404,074)	(570,182)
Deposits	17,691	-
Accounts payable	88,599	348,822
Accrued and other liabilities	501,724	10,996
Customer deposits	161	(29,788)
Deferred revenues	(7,962)	(85,651)
Net cash provided by operations	423,461	296,077

Cash flows from investing activities
Purchases of property and equipment	(455,245)	(268,563)
Proceeds from sale of property and equipment	10,573	-

Net cash used in investing activities	(444,672)	(268,563)

Cash provided by financing activities -
Common shares issued	6,499	144,404

Net change in cash and cash equivalents	(14,712)	171,918

Cash and cash equivalents, beginning of period	3,534,759	2,952,892

Cash and cash equivalents, end of period	$3,520,047	$3,124,810

Cash paid during the three months ended March 31, 2008 and 2007:

Interest paid	$948	$–
Income taxes	$–	$25,344

The accompanying notes are an integral part of the consolidated financial statements

Index

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 1.  BASIS OF PRESENTATION

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

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.   Certain prior year amounts may have been reclassified to conform to the presentation used in 2008.

NOTE 2.  INVENTORIES

Inventories are stated at the lower of cost or market.  Cost is determined principally on the average cost method.  Inventories at March 31, 2008 and December 31, 2007 were as follows:

	March 31, 2008	December 31, 2007

Raw materials	$2,709,397	$2,447,090
Work in process	1,305,730	1,230,172
Finished goods	911,404	844,730

Total	$4,926,531	$4,521,992

NOTE 3.  INTANGIBLE ASSETS

At March 31, 2008 and December 31, 2007 intangible assets consisted of the following:

	March 31, 2008	December 31, 2007

Trade name (life indefinite)	$1,509,662	$1,509,662

Purchased technology (9-17 yr life)	$2,435,539	$2,438,175
Less: Accumulated amortization	(357,433)	(335,331)

Net carrying amount	$2,078,106	$2,102,844

License rights (5 yr life)	$315,619	$315,619
Less accumulated amortization	(52,603)	(36,822)
Net carrying amount	$263,016	$278,797

Index

NOTE 4.  NEW ACCOUNTING PRONOUNCEMENTS

FIN 48 - Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48") which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income tax assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The Company adopted this statement effective January 1, 2007 and its adoption did not have a material impact on the Company's consolidated financial position or results of operations.

SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R), which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141(R) changes the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; non-controlling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with an exception related to the accounting for valuation allowances on deferred taxes and acquired contingencies related to acquisitions completed before the effective date. SFAS No. 141(R) amends SFAS No. 109 to require adjustments, made after the effective date of this statement, to valuation allowances for acquired deferred tax assets and income tax positions to be recognized as income tax expense. The impact of our adoption of SFAS 141R will depend upon the nature and terms of business combinations, if any, that we consummate on or after January 1, 2009.

SFAS 157 – Fair Value Measurement’

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements (“FAS 157”). This standard defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2— Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The partial adoption of SFAS No. 157 on January 1, 2008, for financial assets and liabilities did not have a material impact on the Company’s consolidated financial position or results of operations.

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

Index

SFAS 159 – The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115," which provides a fair value option election that permits entities to irrevocably elect to measure certain financial assets and liabilities (exceptions are specifically identified in the Statement) at fair value as the initial and subsequent measurement attribute, with changes in fair value recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument.  The adoption of SFAS No. 159 on January 1, 2008, for financial assets and liabilities did not have a material impact on the Company’s consolidated financial position or results of operations.

SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS No. 160)

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS No. 160). SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the accounting for partial and/or step acquisitions. SFAS No. 160 will be effective for the Company in the first quarter of fiscal year 2010. The Company is currently evaluating the impact that the adoption of SFAS No. 160 will have, but does not believe it will be material to the consolidated financial statements.

SFAS 161 – Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“FAS 161”)

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“FAS 161”). This Standard requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. The Standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. As FAS 161 relates specifically to derivatives, the Standard will have no impact on our consolidated financial position or results of operations.

EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received to Be Used in Future Research and Development Activities” (EITF No. 07-3)

In June 2007, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received to Be Used in Future Research and Development Activities” (EITF No. 07-3). EITF No. 07-3 requires companies that are involved in research and development activities to defer nonrefundable advance payments for future research and development activities and to recognize those payments as goods and services are delivered. The Company will be required to assess on an ongoing basis whether or not the goods or services will be delivered and to expense the nonrefundable advance payments immediately if it is determined that delivery is unlikely. EITF No. 07-3 is effective for new arrangements entered into subsequent to the beginning of the Company’s fiscal year 2009. The Company is currently evaluating the impact that the adoption of EITF No. 07-3 will have, but does not believe it will be material to the consolidated financial position or results of operations.

Index

NOTE 5.  STOCKHOLDERS’ EQUITY

During the three month period ended March 31, 2008, we issued 557,500 common shares on the exercise of employee and non-employee options. During the same time period we received 77,754 common shares in a stock swap to exercise 552,500 options (which exercise is included in the 557,500 shares).  The issuance of the common stock along with the receipt of treasury stock received through the stock swap, resulted in a net increase in capital of $6,500.

NOTE 6.  EARNINGS PER SHARE

We compute basic earnings per share (“basic EPS”) by dividing net income by the weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share (“Diluted EPS”) gives effect to all dilutive potential shares outstanding resulting from employee stock options during the period.  The following table sets forth the computation of basic and diluted earnings per share for the three month periods ended March 31, 2008 and 2007.

	March 31, 2008	March 31, 2007

Net income	$190,444	$580,187

Basic-weighted average shares outstanding	15,922,863	15,288,638

Effect of dilutive potential securities	1,761,921	2,555,988

Diluted – weighted average shares outstanding	17,684,783	17,844,626

Basic EPS	$0.01	$0.04

Diluted EPS	$0.01	$0.03

The shares used in the calculation of Diluted EPS exclude options to purchase shares where the exercise price was greater than the average market price of common shares during the quarter.  Such shares aggregated 157,500 and 130,000 as of March 31, 2008 and 2007, respectively.

NOTE 7  STOCK-BASED COMPENSATION

Under the Company’s stock option plan, options to purchase Common Shares may be granted to key employees, officers and directors of the Company by the Board of Directors. The Company accounts for stock options in accordance with SFAS Statement 123 (R) with option expense amortized over the vesting period based on the binomial lattice option-pricing model fair value on the grant date, which includes a number of estimates that affect the amount of our expense. During the three months ended March 31, 2008 the Company recaptured previously expensed costs in the amount of $20,040 related to stock options that were fully vested prior to the adoption of SFAS Statement 123 (R).This amount was substantially offset by stock option expense for the three month period ended March 31, 2008 of $19,542.

NOTE 8  INCOME TAXES

As of March 31, 2008, the Company had a net deferred income tax assets of approximately $502,000 arising primarily from net operating loss carry forwards. The Company’s income has been reduced by a provision for deferred income taxes in accordance with Financial Accounting Standards Statement No. 109 "Accounting for Income Taxes" ("FAS 109"), and assuming we continue to generate positive results of operations, such treatment will continue until the remaining balance of our deferred income tax assets arising from net operating loss carryforwards are realized. We estimate that our net operating loss carryforwards will be fully utilized by December 31, 2008.  Until such carryforwards are utilized, we do not expect to pay any income taxes, other than those arising from the alternative minimum tax.

Index

NOTE 9  SUBSEQUENT EVENT

On April 29, Bovie signed an agreement with Boston Scientific Corporation (NYSE: BSX - News) to acquire technology, patents, and assets related to the use of conductive sintered steel as an electrode for radio frequency (RF) cutting and coagulation, intended to lower blood loss, quicken procedure times and provide cost savings for hospitals. Potential fields of therapy for the technology acquired include liver, pancreatic and kidney tumor therapies along with orthopedic and blood vessel sealing. The process involves delivery of RF current and sterile saline for resection, hemostatic sealing and coagulation in open and laparoscopic surgery. The worldwide market size for the liver and orthopedic market is expected to total $500 million in 2009.

This agreement replaces a previously signed distribution and marketing agreement between the Company and Boston Scientific that required Bovie to develop and manufacture certain products using Boston Scientifics’ intellectual property.  Bovie intends to finalize the development and commercialization of the technology. As part of the agreement, Bovie granted a license to Boston Scientific limited until 2016 to uses outside of those fields listed above.

End of financial information

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

Domestic sales accounted for approximately 79% of total revenues in the first three months of 2008 as compared to approximately 85% in the first three months of 2007.  Most of the Company’s products are marketed through medical distributors, which distribute to more than 6,000 hospitals, as well as doctors and other health-care facilities. The Company’s products are sold in more than 150 countries through local distributors coordinated by our in-house sales and marketing personnel at our St. Petersburg, Florida facility. We have no manufacturing facilities or branch offices other than the Florida and Canadian facilities.

Our ten largest customers accounted for approximately 64.6% and 71.2% of net revenues for the first three months of 2008 and 2007 respectively.  At March 31, 2008 and 2007, our ten largest trade receivables accounted for approximately 63.3% and 73% of our net receivables, respectively.  In the first three months of 2008 and 2007 one customer, accounted for 16% and 18% of total sales, respectively.

Our business is generally not seasonal in nature.

Outlook for 2008

With our continued progress in the development of Bovie’s MEG and Polarian hand held instruments, coupled with the recently acquired technology from Boston Scientific Corporation, management remains optimistic that these products could significantly impact future revenues.  Subsequent to the close of our first quarter, we announced a CE Mark for our Modular Ergonomic Instruments (MEG laparoscopic line); thus, allowing this product to be marketed throughout the European Union.  Our domestic marketing efforts in these areas should commence prior to the end of the third quarter, subject to FDA clearance.

We strive to become a dynamic, strong growth and profit oriented company, marked by proprietary technologies, creating value-building opportunities.  This commitment to be a leading innovator requires great effort and financial resources that should result in increased shareholder value.

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

Index

Result of Operations (to be read in conjunction with the consolidated statements of operations)

The table below outlines the components of the consolidated statements of operations as percentages of net sales and the year-to-year percentage changes in dollar amounts for the quarters ended March 31, 2008 and 2007:

	2008	2007	Percentage change in Dollar amounts 2008/2007
	%	%	%

Sales	100.0	100.0	(0.4)
Cost of sales	61.3	63.0	(3.1)
Gross profit	38.7	37.0	4.2

Other costs:
Research and development	5.4	5.2	2.0
Professional services	2.4	2.8	(14.4)
Salaries and related costs	10.9	10.4	4.5
Selling, general and administrative	15.6	12.3	26.8
Development cost-joint venture	0.0	0.4	(100.0)

Total other costs	34.3	31.2	9.8

Income from operations	4.4	5.8	(26.0)

Interest income, net	0.3	0.6	(45.2)

Income before minority interest and income tax	4.7	6.4	(27.8

Minority interest	0.0	0.1	(100.0)
Provision for income tax	(1.8)	(2.8)	(36.7)
Realized benefit of tax loss carryforward	0.0	5.0	(100.0)

Net income	2.9	8.7	(67.2)

The table below sets forth domestic/international and product line sales information for the first quarters of 2008 and 2007.

Net Sales (in thousands)	2008	2007	Percentage change 2008/2007	Increase/ (Decrease)
Domestic/international sales:
Domestic	$5,238	$5,708	(8.2)	$(470)
International	1,440	997	44.4	443

Total net sales	$6,678	$6,705	(.4)	$(27)

Product line sales:
Electrosurgical	$4,534	$4,654	(2.6)	$(120)
Cauteries	1,535	1,461	5.1	74
Other	609	590	3.2	19

Total net sales	$6,678	$6,705	(.4)	$(27)

2008 Compared with 2007

The results of operations for the three months ended March 31, 2008 show a 0.4% decrease in sales, as compared to the first three months of 2007. Sales of electrosurgical products decrease by 2.6% or $0.1 million compared to the first quarter of 2007.  This decrease was due to a decrease in sales of products to our OEM customers.  Sales of cauteries increased by 5.1%, from $1.46 million in 2007 to $1.54 million in 2008.  Other sales increased by 3.2% from approximately $590,000 to $609,000.  No sales of one particular electrosurgical product dominated the number of units sold.

Index

Domestic sales were $5.2 million for first quarter 2008, representing a decrease of 8.2% from the same period last year.  International sales were $1.4 million for the first quarter of 2008, representing an increase of 44.4% over the same period in 2007.

Cost of sales represented 61.3% of sales in the first quarter of 2008 as compared to 63% of sales in the first quarter of 2007, a total of $4.1 million and $4.2 million, respectively, a decrease of $0.1 million.  The reason for the decrease in cost of sales percentage was due to the decrease in our higher cost OEM products.

Research and development expenses were 5.4% and 5.2% of sales for the first quarters of 2008 and 2007, respectively.  These expenses increased 2.0% in 2008 to $357,700, an increase over the corresponding period of 2007 of $350,673.  This increase is due to costs related to annual salary increases. New products under development are the MEG and Polarian hand held instruments, plasma technology, and various improvements to our line of electrosurgical generators.

Professional services decreased by $27,453 or 14.4%, from $190,585 in the first quarter of 2007 to $162,132 for the first quarter of 2008. This decrease was mainly from a reduction in legal costs.

Administrative and sales salaries and related costs increased in the first quarter of 2008 by 4.5% to approximately $730,000 as compared to the first quarter of 2007 at approximately $700,000.  The increase was mainly attributable to annual salary increases.

Selling, general and administrative expenses increased as a percentage of sales by 3.3% for the first quarter of 2008 as compared to the first quarter of 2007. Selling, general and administrative expenses were $1,043,744 and $822,937 for first quarters of 2008 and 2007, respectively, an increase of $220,807. This change was due mainly to four items: an increase in commissions from higher non-OEM sales, the addition of European market consulting fees to setup the distribution channel for our new products, an increase in amortization expense from manufacturing and license agreements, and an increase in general insurance premiums.

Net interest earned decreased by $17,945 during the first quarter of 2008 when compared to the first quarter of 2007 primarily as a result of our cash balances being invested and yielding lower interest rates due to certain interest rate cuts that have occurred since March 31, 2007.

The provisions for income taxes in the financial statements are based on effective income tax rates of  38.7% and 44% for the  quarters ended December 31, 2008 and 2007, respectively.  There was also a significant tax loss carryover benefit recorded in the first quarter of 2007. This benefit arose from management’s decision to reverse a portion of the valuation allowance related to the Company’s deferred income tax assets at such time.  Later in 2007, the remaining portion of the valuation allowance was eliminated when management determined it was more likely than not that all of its deferred income taxes would be realized.  As a result, the Company’s income is now being reduced by a provision for deferred income taxes, and such treatment will continue (assuming positive results of operations) until such time that the Company’s deferred income tax asset arising from its net operating loss carryforwards and certain other credits are realized.  In spite of this, until such assets are realized, the Company does not anticipate having to pay any income taxes other than those arising from alternative minimum taxes which approximated $15,000 for each of the quarters ended March 31, 2008 and 2007.

Diluted net earnings decreased $0.02 to $0.01 per share or $190,444 in the first quarter of 2008 as compared to $580,187 of $0.03 per share in the first quarter of 2007.  The decrease in earnings from operations was $101,667 versus the after tax difference of $389,743 when compared to the first quarter of 2007.  The difference was a result of the realized tax benefit of the loss carryforward realized in the first quarter of 2007.

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

Index

Product Development

Most of the Company’s products and product improvements have been developed internally. Funds for this development have resulted primarily from internal cash flow and the issuance of common stock upon the exercise of stock options. The Company maintains close working relationships with physicians and medical personnel in hospitals and universities who assist in product research and development. New and improved products play a critical role in the Company’s sales growth. The Company continues to place emphasis on the development of proprietary products and product improvements to complement and expand its existing product lines. The Company has a centralized research and development focus, with its Florida and Canadian manufacturing locations responsible for new product development and product improvements. Our research, development and engineering units at the manufacturing location maintain relationships with distribution locations and customers in order to provide an understanding of changes in the market and product needs. During 2007 and into 2008 we invested in the ICON GS (J-Plasma technology), modular laparoscopic and Endoscopic instruments, the Gastrointestinal “GI” device and undertook development of Cardio and Urological Electrosurgical devices for a contractual partner. The ongoing cost for this development will be paid from operating cash flows.

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

Liquidity and Capital Resources

Our working capital at March 31, 2008 and 2007 remained stable at $9.8 million. Accounts receivable day sales outstanding were 34.5 days and 41.0 days at March 31, 2008 and March 31, 2007 respectively.

We generated cash from operations of $0.4 million for the three months ended March 31, 2008 compared with generating cash to operations of $0.3 million in the same period of 2007, an increase of $0.1 million.

In the first three months ended March 31, 2008 we used approximately $450,000 for the purchase of property and equipment.

We had approximately $3.5 million in cash and cash equivalents at March 31, 2008. We believe our cash on hand, as well as anticipated cash flows from operations, will be sufficient to fund future operating capital requirements, future manufacturing facility construction, other capital expenditures and future acquisitions to supplement our current product offerings. Should additional funds be required, we have $1.5 million of borrowing capacity available under our existing credit facility, which currently expires on May 2, 2009.

The Company’s future contractual obligations for agreements with initial terms greater than one year, including agreements to purchase materials in the normal course of business, are summarized as follows (in thousands):

	As of March 31,		Payment Period
	2008	2009	2010	2011	2012
Operating leases	203	208	199	172	167
Employment Agreement	782	1,022	799	858	72
Purchase Commitments	2,897	-0-	-0-	-0-	-0-

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

Index

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

Index

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

Our financial instruments include cash, cash equivalents and short-term investments. We are exposed to interest rate risk on our short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid overnight money market investments. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term overnight securities. If a 10% change in interest rates were to have occurred on March 31, 2008, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we have concluded that we do not have a material financial market risk exposure.

Foreign Currency Risk

Although we have a foreign subsidiary located in Canada, our transactions outside our functional currency are minimal and not a material financial risk.

ITEM 4.  CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures [as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)] as of March 31, 2008 was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer, and the Chief Financial Officer (“the Certifying Officers”).  Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.

Index

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

(b)  Changes in internal controls
At December 31, 2007, our management identified a significant deficiency in our disclosure controls, however such deficiency was remediated as of the filing date of our 2007 Form 10-K. With the exception of the remediation of this deficiency, there were no changes in our internal control over financial reporting that occurred during our first  quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There were no legal proceedings during the quarterly period ended March 31, 2008 that could have a material effect on our financial position.

ITEM 1A.  RISK FACTORS

There have been no material changes to the Risk Factors previously disclosed in our Form 10K for the year ended December 31, 2007, in response to Item 1A to Part 1 of Form 10K.

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

The Company has received 510-K approval to market its ICON GI.

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

Date:  May 12, 2008

/s/Andrew Makrides
Chief Executive Officer - Andrew Makrides

/s/Gary D. Pickett
Chief Financial Officer- Gary D. Pickett