Form 10-Q
period 2008-06-30
BOVIE MEDICAL CORP
filed 2008-08-13
CIK 719135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q
_____________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period from ________ to ________

Commission file number 012183

BOVIE MEDICAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	11-2644611
(State or other jurisdiction Of incorporation or organization)	(IRS Employer Identification No.)

734 Walt Whitman Rd., Melville, New York 11747
(Address of principal executive offices)

(631) 421-5452
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer and large accelerated filer” and smaller reporting company  in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in the Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of common stock, par value $0.001 per share, outstanding on July 31, 2008 was 16,209,781.

BOVIE MEDICAL CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2008

Index

PART I. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2008 AND DECEMBER 31, 2007

Assets

	(Unaudited)	(Audited)
	June 30,2008	December 31, 2007

Current assets:

Cash and cash equivalents	$3,778,330	$3,534,759
Trade accounts receivable, net of allowance for doubtful accounts of approximately $8,645 and $8,734, respectively	2,604,205	2,525,451
Inventories	4,938,995	4,521,992
Prepaid expenses	675,481	278,262
Deferred income tax asset, net	223,000	603,223

Total current assets	12,220,011	11,463,687

Property and equipment, net	3,599,191	3,421,455

Other assets:

Brand name/trademark, net	1,509,662	1,509,662
Purchased technology, net	3,559,381	2,102,844
License rights, net	247,235	278,797
Deposits (including restricted cash of $50,000 at June 30, 2008)	81,082	44,438

Total other assets	5,397,360	3,935,741

Total Assets	$21,216,562	$18,820,883

The accompanying notes are an integral part of the consolidated financial statements.

Index

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2008 AND DECEMBER 31, 2007
(CONTINUED)

Liabilities and Stockholders' Equity

	(Unaudited)	(Audited)
	June 30, 2008	December 31, 2007
Current liabilities:

Accounts payable	$1,007,641	$807,437
Accrued payroll	116,729	113,308
Accrued vacation	273,655	229,591
Current portion due to Lican	50,000	50,000
Customer deposits	168	36,077
Deferred revenue	40,462	56,386
Accrued expenses and other liabilities	743,076	409,880

Total current liabilities	2,231,731	1,702,679

Deferred income taxes payable, net	38,000	8,188
Due to Lican, net of current portion	318,150	318,150

Total liabilities	2,587,881	2,029,017

Commitments and Contingencies (Note 12)

Stockholders' equity:

Preferred stock, par value $.001; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock par value $.001; 40,000,000 shares authorized, 16,054,904 and 15,457,088 issued and outstanding on June 30, 2008 and December 31, 2007, respectively	16,055	15,457
Additional paid in capital	22,697,431	22,435,161
Accumulated deficit	(4,038,088)	(5,658,752)
Other accumulated comprehensive loss	(46,717)	-

Total stockholders' equity	18,628,681	16,791,866

Total Liabilities and Stockholders' Equity	$21,216,562	$18,820,883

The accompanying notes are an integral part of the consolidated financial statements.

Index

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Sales	$6,985,312	$7,439,380	$13,662,879	$14,142,243
Cost of sales	4,084,859	4,401,413	8,176,501	8,599,192

Gross profit	2,900,453	3,037,967	5,486,378	5,543,051

Other costs and expenses:

Research and development	584,444	435,851	942,144	816,593
Professional services	159,224	199,355	322,356	389,847
Salaries and related costs	793,904	738,571	1,526,305	1,468,510
Selling, general and administrative	1,117,439	1,083,522	2,161,178	1,891,633

Total costs and expenses	2,655,011	2,457,299	4,951,983	4,566,583

Income from operations	245,442	580,668	534,395	976,468

Other income, net:

Interest, net	8,946	33,649	30,673	72,236
Gain on cancellation of agreement	1,495,634	-	1,495,634	-

Total other income, net	1,504,580	33,649	1,526,307	72,236

Income before income taxes	1,750,022	614,317	2,060,702	1,048,704

Benefit (provision for income taxes)	(319,802)	453,674	(440,038)	599,473

Net income	$1,430,220	$1,067,991	$1,620,664	$1,648,177

Earnings per share
Basic	$.09	$.07	$.10	$.11
Diluted	$.08	$.06	$.09	$.09

Weighted average number of shares outstanding	16,002,841	15,346,673	15,962,852	15,317,816

Weighted average number of shares outstanding adjusted for dilutive securities	17,803,069	17,752,431	17,708,156	17,781,383

The accompanying notes are an integral part of the consolidated financial statements.

Index

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2007 AND THE PERIOD
ENDED JUNE 30, 2008 (UNAUDITED)

						Other
				Additional		Accumulated
	Options	Common		Paid-in	Accumulated	Comprehensive
	Outstanding	Shares	Par Value	Capital	Deficit	Loss	Total

January 1, 2007	3,263,700	15,223,538	$15,241	$22,104,399	$(8,059,343)	$--	$14,060,297

Options granted	137,500	--	--	--	--	--	--
Options exercised, net of stock swaps	(225,300)	216,121	216	253,684	--	--	253,900
Options forfeited	(42,500)	--	--	--	--	--	--
Stock based compensation	--	--	--	72,089	--	--	72,089
Other	--	17,429	--	4,989	--	--	4,989

Income for the year	--	--	--	--	2,400,591	--	2,400,591

December 31, 2007	3,133,400	15,457,088	15,457	22,435,161	(5,658,752)	--	16,791,866

Options exercised, net of stock swaps	(678,050)	597,859	598	217,677	--	--	218,275
Options granted at market price	50,000	--	--	--	--	--	--
Stock based compensation	--	--	--	44,593	--	--	44,593
Options forfeited	--	--	--	--	--	--	--
Income for the period	--	--	--	--	1,620,664	--	1,620,664
Currency translation adjustment	--	--	--	--	--	(46,717)	(46,717)
Comprehensive income	--	--	--	--	--	--	1,573,947

June 30, 2008	2,505,350	16,054,947	$16,055	$22,697,431	$(4,038,088)	$(46,717)	$18,628,681

The accompanying notes are an integral part of the consolidated financial statements.

Index

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	2008	2007
Cash flows from operating activities:
Net income	$1,620,664	$1,648,177
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	398,163	322,303
Amortization of intangible assets	77,467	25,191
Provision for (recovery of ) inventory obsolescence	(4,711)	(60,784)
Loss on disposal of property and equipment	2,236	--
Stock based compensation	44,594	33,588
Non cash re-class adjustment	10,324	4,989
Benefit for deferred income taxes	410,035	(629,473)
Gain on cancellation of agreement	(1,495,634)	--
Changes in current assets and liabilities:
Receivables	(78,754)	28,483
Inventories	(412,290)	(800,830)
Prepaid expenses	(357,069)	117,106
Deposits	(36,644)	--
Accounts payable	200,204	86,849
Accrued expenses and other liabilities	380,678	88,355
Customer deposits	(35,909)	(40,271)
Deferred revenue	(15,924)	(96,300)

Net cash provided by operating activities	707,430	727,383

Cash flows from investing activities :
Purchases of property and equipment	(588,707)	(541,917)
Proceeds from sale of assets	10,573	(512,404)
Purchased technology	(57,283)	(315,620)

Net cash used in investing activities	(635,417)	(1,369,941)

Cash provided by financing activities -
Common shares issued	218,275	191,075

Effect of exchange rate changes on cash and cash equivalents	(46,717)	--

Net change in cash and cash equivalents	243,571	(451,483)
Cash and cash equivalents, beginning of period	3,534,759	2,952,892

Cash and cash equivalents, end of period	$3,778,330	$2,501,409

Cash paid during the six months ended June 30, 2008 and 2007:

Interest	$948	$2,439
Income taxes	$37,128	$25,344

Supplemental disclosure of non-cash investing and financing activities - During the six months ended June 30, 2007, purchased technology increased by $115,000 upon the acquisition of a minority interest in a joint venture.

The accompanying notes are an integral part of the consolidated financial statements

Index

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 1.  BASIS OF PRESENTATION AND CONSOLIDATION

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

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions management is required to make. Estimates that are critical to the accompanying consolidated financial statements relate principally to the adequacy of our accounts receivable and inventory allowances and the recoverability of long-lived assets.  The markets for the Company’s products are characterized by intense price competition, rapid technological development, evolving standards and short product life cycles, all of which could impact the future realization of its assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. It is at least reasonably possible that the Company’s estimates could change in the near term with respect to these matters.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.   Certain prior year amounts may have been reclassified to conform to the presentation used in 2008.

NOTE 2.  INVENTORIES

Inventories are stated at the lower of cost or market.  Cost is determined principally on the average cost method.  Inventories at June 30, 2008 and December 31, 2007 were as follows:

	June 30, 2008	December 31, 2007

Raw materials	$2,860,658	$2,447,090
Work in process	1,243,706	1,230,172
Finished goods	834,631	844,730

Total	$4,938,995	$4,521,992

NOTE 3.  INTANGIBLE ASSETS

At June 30, 2008 and December 31, 2007 intangible assets consisted of the following:

	June 30, 2008	December 31, 2007

Trade name (life indefinite)	$1,509,662	$1,509,662

Purchased technology (9-17 yr life)	$3,940,617	$2,438,175
Less: Accumulated amortization	(381,236)	(335,331)

Net carrying amount	$3,559,381	$2,102,844

(continued)
License rights (5 yr life)	$315,619	$315,619
Less accumulated amortization	(68,384)	(36,822)
Net carrying amount	$247,235	$278,797

Index

NOTE 4.  NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)), which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141(R) changes the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; non-controlling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with an exception related to the accounting for valuation allowances on deferred taxes and acquired contingencies related to acquisitions completed before the effective date. SFAS No. 141(R) amends SFAS No. 109 to require adjustments, made after the effective date of this statement, to valuation allowances for acquired deferred tax assets and income tax positions to be recognized as income tax expense. The impact of our adoption of SFAS 141R will depend upon the nature and terms of business combinations, if any, that we consummate on or after January 1, 2009.

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

SFAS No. 160 - Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160"). SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the accounting for partial and/or step acquisitions. SFAS No. 160 will be effective for the Company in the first quarter of fiscal year 2010. The Company is currently evaluating the impact that the adoption of SFAS No. 160 will have, but does not believe it will be material to the consolidated financial statements.

SFAS 161 – Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“FAS 161”). This Standard requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. The Standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. As FAS 161 relates specifically to disclosures, the Standard will have no impact on our consolidated financial position or results of operations.

EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received to Be Used in Future Research and Development Activities” (EITF No. 07-3)

In June 2007, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received to Be Used in Future Research and Development Activities” (EITF No. 07-3). EITF No. 07-3 requires companies that are involved in research and development activities to defer nonrefundable advance payments for future research and development activities and to recognize those payments as goods and services are delivered. The Company will be required to assess on an ongoing basis whether or not the goods or services will be delivered and to expense the nonrefundable advance payments immediately if it is determined that delivery is unlikely. EITF No. 07-3 is effective for new arrangements entered into subsequent to the beginning of the Company’s fiscal year 2009. The Company is currently evaluating the impact that the adoption of EITF No. 07-3 will have, but does not believe it will be material to the consolidated financial position or results of operations.

FASB Staff Position (“FSP”) FSP FAS 142-3, Determination of the Useful Life of Intangible Assets or FSP FAS 142-3.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets or FSP FAS 142-3. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the intangible asset. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact that the adoption of FSP FAS 142-3 will have, but does not believe it will be material to the consolidated financial position or results of operations.

Index

SFAS No. 162 -  The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles or SFAS No. 162. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement shall be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not believe that implementation of this standard will have a material impact on its consolidated financial position, results of operations or cash flows.

FASB Staff Position (“FSP”) Accounting Principles Board (“APB”) 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued FASB Staff Position (“FSP”) Accounting Principles Board (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement of the conversion option. FSP APB 14-1 requires bifurcation of the instrument into a debt component that is initially recorded at fair value and an equity component. The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity. The liability component of the debt instrument is accreted to par using the effective yield method; accretion is reported as a component of interest expense. The equity component is not subsequently re-valued as long as it continues to qualify for equity treatment. FSP APB 14-1 must be applied retrospectively to previously issued cash-settleable convertible instruments as well as prospectively to newly issued instruments. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are currently evaluating the impact of FSP APB 14-1 to our consolidated financial statements.

FASB Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued FASB Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FASB Staff Position (FSP) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. At this time, the Company does not believe FSP EITF 03-6-1 will have any impact on our earnings per share calculations.

NOTE 5.  STOCKHOLDERS’ EQUITY

During the six month period ended June 30, 2008, we issued 597,859 common shares on the exercise of employee and non-employee options.  As consideration for such issuances, we received 80,191 common shares in stock swaps and cash of $218,275.

NOTE 6.  EARNINGS PER SHARE

We compute basic earnings per share (“basic EPS”) by dividing net income by the weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share (“Diluted EPS”) gives effect to all potential dilutive shares outstanding (in our case, employee stock options) during the period.  There were 1,745,307 and 2,463,567 potentially dilutive shares outstanding during the six month periods ended June 30, 2008 and 2007, respectively. The shares used in the calculation of Diluted EPS exclude options to purchase shares where the exercise price was greater than the market close price on June 30, 2008.  Such shares aggregated 157,500 and 150,000 during the six months ended June 30, 2008 and 2007, respectively.

NOTE 7.  FOREIGN CURRENCY TRANSLATION

The United States dollar is the functional currency of the Company’s operations in the United States and in line with determining guidance outlined in FASB 52, has also been determined to be the functional currency for the Company’s Canadian subsidiary. FASB 52 provides for using the remeasurement method in translating the foreign subsidiary’s financial statements into U.S. dollars.  Monetary assets and liabilities denominated in foreign currency are translated at the current rate, while nonmonetary assets, liabilities, and shareholder equity accounts are translated  at the appropriate historical rate. Revenue and expenses are translated at the weighted-average exchange rate for the period. The calculated remeasurement gain or loss adjustment is then recorded as either other accumulated comprehensive income or loss in the shareholders’ equity section of the balance sheet.

Index

NOTE 8.  STOCK-BASED COMPENSATION

Under the Company’s stock option plan, options to purchase Common Shares may be granted to key employees, officers and directors of the Company by the Board of Directors. The Company accounts for stock options in accordance with SFAS Statement 123 (R) with option expense amortized over the vesting period based on the binomial lattice option-pricing model fair value on the grant date, which includes a number of estimates that affect the amount of our expense. During the six months ended June 30, 2008 the Company recorded a stock option expense in the amount of $44,593. This amount was the net result from an increase in stock option expense for the six month period in the amount of $64,634 less a recapture of previously expensed costs in the amount of $20,040 related to stock options that were fully vested prior to the adoption of SFAS Statement 123 (R). A summary of stock-based award activities during the six months ended June 30, 2008 is presented below:

Stock Options
Outstanding at January 1, 2008	3,133,400
Granted at market price	50,000
Exercised	(678,050)
Forfeited/expired	--
Outstanding at June 30, 2008	2,505,350

NOTE 9. INCOME TAXES

During the six months ended June 30, 2008, the Company used its remaining net operating loss carryforwards and research and development tax credits to completely offset current income taxes that would otherwise be due (other than alternative minimum taxes of approximately $30,000).  As a result, future taxable income (assuming no offset by future losses) will result in the Company paying income taxes at statutory rates.

NOTE 10.  SIGNIFICANT CURRENT QUARTER EVENTS

On April 29, we signed an agreement with Boston Scientific Corporation to acquire technology, patents, and assets related to the use of conductive sintered steel as an electrode for radio frequency (RF) cutting and coagulation, intended to lower blood loss, quicken procedure times and provide cost savings for hospitals. Potential fields of therapy for the technology acquired include liver, pancreatic and kidney tumor therapies along with orthopedic and blood vessel sealing. The process involves delivery of RF current and sterile saline for resection, haemostatic sealing and coagulation in open and laparoscopic surgery. The worldwide market size for the liver and orthopedic market is expected to total $500 million in 2009.

The original development and manufacturing agreement signed in 2007 required us to develop and manufacture certain products using Boston Scientifics’ intellectual property, with which we complied. Boston Scientific terminated the original agreement and through the contract settlement negotiations we acquired the rights to the intellectual property and equipment in consideration for releasing Boston Scientific from any further obligations as outlined in the original development and manufacturing agreement. We intend to finalize the development and commercialization of the technology. A new agreement was signed in place of the previous distribution and marketing agreement between the companies for the technology’s use in Boston Scientifics’ oncology business. As part of this new agreement, we granted a limited license to Boston Scientific until 2016 for uses outside of our intended fields listed above. The estimated fair value of the intellectual property and molds we acquired under this contract settlement approximated $1,455,000 and $40,000, respectively.  The  total of these amounts has been reflected as other income, and included in purchased technology and prepaid expenses, respectively in the accompanying consolidated financial statements.

Index

In June 2008, we committed ourselves to purchase a new facility in Largo, Florida for $3,000,000.  We have deposited $50,000 in escrow and anticipate that we will complete the purchase in September 2008.  We made the decision to relocate in order to consolidate our operations under one roof and for additional manufacturing space needed to accommodate the anticipated new product lines currently under development as they near completion. In July 2008, the Company applied for an Industrial Revenue Bond through Pinellas County, Florida to use as financing for the purchase of the facility. We intend to sell our facility located at 7100 30th Avenue N., St. Petersburg, FL.

The lease on one of the facilities that we currently occupy expires on October 31, 2013.  Upon our relocation to our new facility (which we anticipate will occur in the first quarter of 2009), we will be required to record an expense and liability for the lesser of a lease termination fee we hope to negotiate, or the fair value of the net remaining lease rentals (i.e. the present value of future minimum lease payments of approximately $780,000 due under the lease minus estimated sublease rentals we reasonably can expect to receive). We may also incur an additional expense for the carrying value of leasehold improvements (approximately $144,000 at June 30, 2008) related to the facility we are abandoning.

NOTE 11.  OTHER SIGNIFICANT  SUBSEQUENT EVENT

The Company has secured a commitment for a $5.0 million line of credit from RBC Centura Bank.  This new revolving line of credit will replace the prior $1.5 million unused credit line with Bank of America.

NOTE 12.  CONTINGENCY

A civil action has been instituted by Erbe USA, Inc. (“Erbe”) in the US District Court for the Northern District of Georgia, Atlanta Division, against Bovie and a recently hired employee, seeking equitable relief and unspecified damages.  The complaint essentially alleges that the newly hired employee, among other things, breached his employment agreement with Erbe USA, Inc., (“Erbe”) by wrongfully taking Erbe’s confidential information and trade secrets for use in his new employment with the assistance of Bovie.  Bovie denies the allegations and pursuant to a Consent and Protective Order, the action has been stayed pending mutual discovery by the parties.  It is too early in the proceeding to determine the extent, if any, of Bovie’s possible exposure in the lawsuit.  As such, no effect has been given herein to any loss that may result from the resolution of this matter in the accompanying consolidated financial statements.

NOTE 13. RELATED PARTY TRANSACTION

During the quarter ended June 30, 2008, we paid consulting fees of approximately $21,000 to an entity owned by one of our directors.

End of financial statements

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

Domestic sales accounted for approximately 80% of total revenues in the first six months of 2008 as compared to approximately 85% in the first six months of 2007.  Most of the Company’s products are marketed through medical distributors, which distribute to more than 6,000 hospitals, as well as doctors and other health-care facilities. The Company’s products are sold in more than 150 countries through local distributors coordinated by our in-house sales and marketing personnel at the St. Petersburg, Florida facility. We have no manufacturing facilities or branch offices other than the Florida and Canadian facilities.

Our ten largest customers accounted for approximately 66% and 71% of net revenues for the first six months of 2008 and 2007 respectively.  At June 30, 2008 and 2007, our ten largest trade receivables accounted for approximately 79% and 71% of our net receivables, respectively.  In the first six months of 2008 and 2007 one customer accounted for 14% and 19% of total sales, respectively. In addition, for the first six months of 2007 a second customer accounted for 11% of total sales.

Our business is generally not seasonal in nature.

Outlook

We continue to make significant investments in our company with the goal to be less reliant on OEM contracts while increasing sales of our proprietary products, evidenced by the milestones we have achieved during fiscal 2008:

▪	CE Mark for our Modular Ergonomic Instruments (MEG laparoscopic line) allowing marketing and sales in Europe.
▪	Appointment of a sales director for Europe and the Middle East for the MEG line and other proprietary Bovie products.
▪	510(k) clearance to market MEG line in the United States.
▪	Initiated marketing of the Canady Argon Plasma Coagulation probes (APC).
▪	Continued progress on development of the Polarian vessel sealing instruments, with a 510(k) application submitted for the ICON GP generator to be used in conjunction with Polarian.
▪
Advances in development of the SEER device, (acquired from Boston Scientific), for initial uses in liver surgery procedures, and additional future applications in other surgeries with significant market potential.

These investments in new products should position Bovie to operate in markets that offer both attractive growth and high profit margins and should benefit our shareholders over the long term.

Although, revenues were negatively impacted in the first half of fiscal 2008 as a result of a decline in OEM business, based on early indications, we expect this segment of our business to show an improvement in the second half of 2008.

The outlook is based on a number of assumptions, which are subject to change; some of which are outside our control.  A variation in our assumptions may result in a change in this outlook.

Index

Result of Operations (to be read in conjunction with the consolidated statements of operations)

The table below outlines the components of the consolidated statements of operations as a percentage of net sales and the year-to-year percentage change in dollar amounts for the quarters ended June 30, 2008 and 2007:

	2nd Quarter		Percentage Change in	Six Months		Percentage Change in
	2008	2007	Dollar Amounts	2008	2007	Dollar Amounts
	%	%	%	%	%	%

Sales	100.0	100.0	(6.1)	100.0	100.0	(3.4)
Cost of sales	58.5	59.2	(7.2)	59.8	60.8	(4.9)
Gross profit	41.5	40.8	(4.5)	40.2	39.2	(1.0)

Other costs:
Research & development	8.4	5.9	34.1	6.9	5.8	15.4
Professional services	2.3	2.7	(20.1)	2.4	2.8	(17.3)
Salaries and related costs	11.3	9.9	7.5	11.2	10.4	3.9
Selling, general and administrative	16.0	14.5	3.1	15.8	13.3	14.2

Total other costs	38.0	33.0	8.0	36.3	32.3	8.4

Income from operations	3.5	7.8	(57.7)	3.9	6.9	(45.3)

Interest income, net	0.1	0.5	(73.4)	0.2	0.5	(57.5)
Other Income	21.5	0.0	100.0	11.0	0.0	100.0

Income before income tax	25.1	8.3	184.9	15.1	7.4	96.5

Benefit (provision) for income taxes	(4.6)	6.1	(170.5)	(3.2)	4.2	(173.4)

Net income	20.5	14.4	33.9	11.9	11.6	(1.7)

Results of Operations – Six months ended June 30, 2008 compared to six months ended June 30, 2007

The table below sets forth domestic/international and product line sales information for the first six months of 2008 and 2007:

			%age change	Increase/
	2008	2007	2008/2007	(Decrease)
Net Sales (in thousands):
Domestic	$10,946	$12,036	(9.0)	$(1,090)
International	2,717	2,106	29.0	611

Total net sales	$13,663	$14,142	(3.0)	$(479)

Product line sales:
Electrosurgical	$9,341	$9,869	(5.0)	$(528)
Cauteries	3,141	3,050	3.0	91
Other	1,181	1,223	(3.0)	(42)

Total net sales	$13,663	$14,142	(3.0)	$(479)

The results of operations for the six months ended June 30, 2008 show a decrease in sales as compared to the first six months of 2007. Sales of electrosurgical products decreased by 5.0% or approximately $528,000 compared to the same six month period of 2007 while sales of cauteries increased by 3.0% from $3.0 million to $3.1 million.  Other sales decreased by 3.0% from $1.2 million to $1.1 million. This decrease was mainly the result of a decrease in contracted development services revenue as OEM developed products went into production.  No sales of one particular electrosurgical product dominated the number of units sold.

Index

Arthrex sales of generators and accessories decreased by approximately $850,000 or 31% to $1.9 million for the six months ended June 30, 2008 from $2.8 million for the six months ended June 30, 2007.

Domestic sales were $11.0 million for six months ended June 30, 2008, representing a decrease of 9.0% from the same period last year.  The decrease was the mainly the result of lower OEM generator sales. International sales were $2.7 million for the six months ended June 30, 2008, representing an increase of 29.0% over the same period in 2007.

Cost of sales represented 59.8% of sales during the six months ended June 30, 2008 as compared to 60.8% of sales during the same period in 2007, a total of $8.2 million and $8.6 million, respectively, a decrease of $0.4 million.  The net decrease in cost of sales is the result of a 9% decrease in direct material costs plus a 4% decrease in direct labor costs, offset by a 12% increase in manufactured overhead. Manufactured overhead increased in the first six months of 2008 by approximately $85,000 over the same six month period in 2007 mainly due to increases in freight costs, depreciation expense, and tooling costs associated with the production of new product lines.

Research and development expenses were 6.9% and 5.8% of sales for the six months ended June 30, 2008 and 2007, respectively.  These expenses increased 15.4% in 2008 to approximately $942,000 over the corresponding period in 2007 which amounted to approximately $816,600. This increase is largely due to costs related to our Canadian facility preparing to launch the modular forceps instrument (MEG), as well as continued development of our Polarian vessel sealing technology.  We received our CE mark for the MEG and commenced production and sales in June 2008. We have also filed for and received 510K clearance to market the MEG on July 24, 2008. In addition, in June of 2008 we started production and sales of our new plasma probe.

Professional services decreased from approximately $390,000 in the first six months of 2007 to approximately $322,000 in the first six months of 2008, a decrease of approximately $67,000 or 17.3%.  This decrease is mainly attributable to a reduction in legal costs related both to manufacturing and development contracts and patent related filings for the six months ended June 30, 2008 compared to the same period in 2007.

Salaries and related costs increased in the first six months of 2008 by 3.9% to $1.53 million as compared to the first six months of 2007 at $1.47 million.  The increase was mainly attributable to additional employees needed to foster our growth in various areas coupled with annual salary increases.

Selling, general and administrative expenses increased in the first six months of 2008 by 14.2% to $2.2 million as compared to the first six months of 2007 at $1.9 million.  This was mainly attributable to increased costs related to establishing a sales and distribution channel in Europe to distribute our MEG instruments and other future devices, sales commissions, increases in insurance and regulatory costs, and an increase in amortization for intellectual property recently placed in production.

We have agreements with various sales representatives to develop markets for our new products and to maintain customer relations.  Our current representatives receive an average commission of approximately 4% of sales in their market areas.  In the first six months of 2008 and 2007, commissions paid approximated $371,000 and $277,000 respectively, an increase of 33.7%.  The increase in sales commissions was a result of a difference in product mix.  We had more commission based sales in 2008 than in 2007, which also offset the reduction in sales to OEM customers.

Net interest earned decreased by approximately $41,600 during the first six months of 2008 when compared to the same period in 2007 primarily as a result of our invested cash balances yielding lower interest rates.

For the six months ended June 30, 2008 we realized other income in the amount of approximately $1.5 million. The increase was the result of our acquiring intellectual property from a contract settlement with Boston Scientific Corporation.

Our income tax provision for the six months ended June 30, 2008 was approximately $440,000 as compared to a net tax benefit of approximately $599,000 during the six months ended June 30, 2007.  The significant benefit in 2007 resulted from the reversal of a valuation allowance that had reduced our net deferred income tax asset at December 31, 2006.  Our effective tax rate was approximately 21.4% for the first six months of 2008, which differs from statutory rates because we realized certain research and development tax credit carryforwards that were fully reserved by a valuation allowance at December 31, 2007.  We estimate that our annual effective tax rate is approximately 38.7% and we adjust our income tax provision for both temporary and permanent differences between GAAP net taxable income and net taxable income pursuant to the Internal Revenue Service Code and other state revenue agency code.

Index

Results of Operations - Three months ended June 30, 2008 compared to three months ended June 30, 2007

The table below sets forth domestic/international and product line sales information for the second quarter of 2008 and 2007:

			%age change	Increase/
	2008	2007	2008/2007	(Decrease)
Net Sales (in thousands)
Domestic	$5,708	$6,330	(9.0)	(622)
International	1,277	1,109	15.0	168

Total net sales	$6,985	$7,439	(6.0)	(454)

Product line sales:
Electrosurgical	$4,807	$5,216	(7.0)	(409)
Cauteries	1,606	1,588	1.0	18
Other	572	635	(9.0)	(63)

Total net sales	$6,985	$7,439	(6.0)	(454)

Sales for the three month period ended June 30, 2008 were approximately $7.0 million as compared to $7.4 million for the same period in 2007, a decrease of $0.4 million or 6.0%.  The decrease was mainly attributed to a decrease in OEM sales offset by higher international sales.

Cost of goods sold decreased from $4.4 million to $4.1 million a decrease of $0.3 million or 7.2% for the three month period ended June 30, 2008 as compared to the same period in 2007.

Gross profit, as a dollar amount, decreased $0.1 million or 3.4% from $3.0 million in the second quarter 2007 to $2.9 million for the second quarter 2008..  The gross profit as a percentage of sales, however, increased from 40.8% in 2007 to 41.5% in 2008.  The reason for the increase was mainly attributed to sales product mix.  We had an increase in sales of  higher margin products as opposed to OEM sales which have a lower gross margin.

Research and development increased by approximately $148,500 or 34.1% from $435,900 to $584,400 for the quarters ended June 30, 2007 and June 30, 2008, respectively.  The increase is due to costs for new products that were under development as they approach completion (i.e. modular forceps instruments, Plasma Probe and SEER device).

Professional fees decreased by approximately $40,200 or 20.1% from $199,400 to $159,200 for the quarters ended June 30, 2007 to June 30, 2008, respectively. This decrease is mainly attributed to decreased legal costs in contract and patent related fees.

Salaries and related costs increased from approximately $739,000 to $794,000 for the quarters ended June 30, 2007 to June 30, 2008, respectively, an increase of approximately $55,000 or 7.5%. This increase was mainly attributable to the addition of a new sales representative to foster sales growth in the plasma probe and ICON GI product lines along with  additional  quality department and engineering staff to support new product lines.

Selling, general and administrative expenses increased by approximately $33,000 or 3.1% from $1,084,000 to $1,117,000 for the quarters ended June 30, 2007 to June 30, 2008, respectively. The increase was mainly attributable to costs in establishing a sales and distribution channel in Europe, and higher sales commissions, insurance, regulatory costs, and amortization.

Net interest income decreased by approximately $24,700 or 73.4%, from $33,600 for the quarter ended June 30, 2007 as compared to $8,950 for the quarter ended June 30, 2008.  The decrease is a direct result from the investment of our cash balances yielding lower interest rates.

Index

Total other costs went from approximately $2.5 million, for the three months ended June 30, 2007 to $2.7 million for the same period in 2008, an increase of approximately $0.2 million or 8.0%.

We realized other income in the amount of approximately $1.5 million in the second quarter 2008. The increase was the result of our acquiring intellectual property and molds from a contract settlement with Boston Scientific Corporation.

As a result of the above, income before income taxes for the three months ended June 30, 2008 was $1,750,022 compared to $614,317  for the same three months period in 2007.

Our income tax provision for the three months ended June 30, 2008 was approximately $320,000 as compared to a net tax benefit of approximately $454,000 during the six months ended June 30, 2007.  The significant benefit in 2007 resulted from the reversal of a valuation allowance that had reduced our net deferred income tax asset at March 31, 2007. Our effective tax rate was approximately 18.3% for the quarter, which differs from statutory rates because we realized certain research and development tax credit carryforwards that were fully reserved by a valuation allowance at March 31, 2008. We estimate that our annual effective tax rate is approximately 38.7% and we adjust our income tax provision for both temporary and permanent differences between GAAP net taxable income and net taxable income pursuant to the Internal Revenue Service Code and other state revenue agency code.

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

Product Development

Most of the Company’s products and product improvements have been developed internally. Funds for this development have resulted primarily from internal cash flow and the issuance of common stock upon the exercise of stock options. The Company maintains close working relationships with physicians and medical personnel in hospitals and universities who assist in product research and development. New and improved products play a critical role in the Company’s sales growth. The Company continues to place emphasis on the development of proprietary products and product improvements to compliment and expand its existing product lines. The Company has a centralized research and development focus, with its Florida and Canadian manufacturing locations responsible for new product development and product improvements. Our research, development and engineering units at the manufacturing location maintain relationships with distribution locations and customers in order to provide an understanding of changes in the market and product needs. During 2007 and into 2008 we invested in the ICON GS (J-Plasma technology), modular laparoscopic and Endoscopic instruments, and the Gastrointestinal “GI” device and undertook development of Cardio and Urological Electrosurgical devices for a contractual partner. The ongoing cost for this development will be paid from operating cash flows.

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

Index

Liquidity and Capital Resources

Our working capital at June 30, 2008 and 2007 remained stable at approximately $10.0 million. Accounts receivable day sales outstanding were 37.9 days and 41.0 days at June 30, 2008 and 2007 respectively.

We generated cash from operations of approximately $0.7 million both for the six months ended June 30, 2008 and 2007.

In the first six months ended June 30, 2008 we used approximately $589,000 for the purchase of property and equipment, and used approximately $57,000 on legal and other fees to acquire purchased technology.

We had approximately $3.8 million in cash and cash equivalents at June 30, 2008. We believe our cash on hand, as well as anticipated cash flows from operations, and the proceeds from a $3,500,000 industrial revenue bond we anticipate securing to purchase certain real estate, will  be sufficient to fund future operating capital requirements, future manufacturing facility purchase and construction, and other capital expenditures and future acquisitions to supplement our current product offerings. Should additional funds be required, the Company has secured a commitment for a $5.0 million line of credit from RBC Centura Bank.  This new revolving line of credit will replace the prior $1.5 million unused credit line with Bank of America.  As of June 30, 2008 there were no outstanding balances on either of the line of credits mentioned above.

At June 30, 2008, the Company has non-cancelable purchase commitments of approximately $1,931,000 (exclusive of the aforementioned commitment to purchase certain real estate).  In addition, the Company’s future contractual obligations for agreements with initial terms greater than one year, are summarized as follows  (in thousands):

	Years ended December 31,
	2009	2010	2011	2012	Thereafter
Operating leases	208	199	172	167	143
Employment Agreement	1,022	799	858	72	-

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

Critical Accounting Estimates

We have adopted various accounting policies to prepare+ the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Our most significant accounting policies are disclosed in Note 1 to the consolidated financial statements.

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

Index

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

Index

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

Our financial instruments include cash, cash equivalents and short-term investments. We are exposed to interest rate risk on our short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid overnight money market investments. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term overnight securities. If a 10% change in interest rates were to have occurred on June 30, 2008, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we have concluded that we do not have a material financial market risk exposure.

Foreign Currency Risk

We operate internationally and enter into transactions denominated in foreign currencies. As such, our financial results are subject to the variability that arises from exchange rate movements in relation to the U.S. dollar. Our foreign currency exposures are minimal and are not a material financial risk and are currently limited to the Canadian dollar and the Euro. We recorded a $46,717 loss to accumulated other comprehensive loss for the first six months of 2008 as a result of changes in the relationship of the U.S. to the Canadian dollar using the remeasurement method of translating the Canadian subsidiary’s financial statements into U.S. dollars. Other foreign currency losses amounted to $2,269.

To date, we have not hedged our exposure to changes in foreign currency exchange rates, and as a result, we are subject to foreign currency transaction and translation gains and losses. We purchase goods and services in U.S. and Canadian dollars and have recently begun to invoice certain product sales in Euros. Foreign exchange risk is managed primarily by satisfying foreign denominated expenditures with cash flows or assets denominated in the same currency.

ITEM 4.  CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures [as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)] as of June 30, 2008 was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer (“the Certifying Officers”).  Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.

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

(b)  Changes in internal controls

There were no changes to the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

A civil action has been instituted by Erbe USA, Inc. (“Erbe”) in the US District Court for the Northern District of Georgia, Atlanta Division, against Bovie and a recently hired employee, seeking equitable relief and damages.  The complaint essentially alleges that the newly hired employee, among other things, breached his employment agreement with Erbe USA, Inc., (“Erbe”) by wrongfully taking Erbe’s confidential information and trade secrets for use in his new employment with the assistance of Bovie.  Bovie denies the allegations and pursuant to a Consent and Protective Order, the action has been stayed pending mutual discovery by the parties.  It is too early in the proceeding to determine the extent, if any, of Bovie’s possible exposure in the lawsuit.

Index

ITEM 1A.  RISK FACTORS

There have been no material changes to the Risk Factors previously disclosed in our Form 10K for the year ended December 31, 2007, in response to Item 1A to Part 1 of Form 10K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

(a)           The Company filed a Form 510-K application on the MEG Laparoscopic Devices on May 19, 2008.  The Company received 510K clearance to market the MEG Laparoscopic Devices on July 24, 2008.

The Company filed a Form 510-K for the ICON GP generator on July 22, 2008.

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

Date:  August 13, 2008

/s/Andrew Makrides
Chief Executive Officer - Andrew Makrides

/s/Gary D. Pickett
Chief Financial Officer- Gary D. Pickett