Form 10-Q
period 2008-09-30
BOVIE MEDICAL CORP
filed 2008-11-10
CIK 719135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

Large Accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in the Rule 12b-2 of the Exchange Act).    YES ☐ NO ☒

The number of shares of common stock, par value $0.001 per share, outstanding on October 17, 2008 was 16,224,072.

Index

PART I. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

Assets

	(Unaudited)	(Audited)
	September 30, 2008	December 31, 2007

Current assets:

Cash and cash equivalents	$4,083,906	$3,534,759
Trade accounts receivable, net of allowance for doubtful accounts of $8,645 and $8,734, respectively	2,621,092	2,525,451
Inventories	5,443,144	4,521,992
Prepaid expenses	475,983	278,262
Deferred income tax asset, net (Note 1)	219,000	848,223

Total current assets	12,843,125	11,708,687

Property and equipment, net	6,707,603	3,421,455

Other assets:

Brand name/trademark, net	1,509,662	1,509,662
Purchased technology, net	3,532,173	2,102,844
License rights, net	231,454	278,797
Deposits	50,927	44,438

Total other assets	5,324,216	3,935,741

Total Assets	$24,874,944	$19,065,883

The accompanying notes are an integral part of the consolidated financial statements.

Index

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2008 AND DECEMBER 31, 2007
(CONTINUED)

Liabilities and Stockholders' Equity

	(Unaudited)	(Audited)
	September 30, 2008	December 31, 2007
Current liabilities:

Accounts payable	$975,151	$807,437
Accrued payroll	140,436	113,308
Accrued vacation	281,642	229,591
Current portion of due to Lican	50,000	50,000
Customer deposits	168	36,077
Deferred revenue	32,500	56,386
Line of credit (Note 10)	2,850,000	-
Current income taxes payable	136,053	-
Accrued expenses and other liabilities	875,750	409,880

Total current liabilities	5,341,700	1,702,679

Deferred income taxes payable, net (Note 1)	493,900	408,188
Due to Lican, net of current portion	318,150	318,150

Total liabilities	6,153,750	2,429,017

Contingency (Note 11)

Stockholders' equity:

Preferred stock, par value $.001; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock par value $.001; 40,000,000 shares authorized, 16,077,498 and 15,457,088 issued and outstanding on September 30, 2008 and December 31, 2007, respectively	16,078	15,457
Additional paid in capital	22,780,331	22,435,161
Accumulated deficit	(4,020,731)	(5,813,752)
Other accumulated comprehensive loss	(54,484)	-

Total stockholders' equity	18,721,194	16,636,866

Total Liabilities and Stockholders' Equity	$24,874,944	$19,065,883

The accompanying notes are an integral part of the consolidated financial statements.

Index

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Sales	$7,295,793	$7,459,818	$20,958,672	$21,602,061
Cost of sales	4,062,424	4,343,709	12,238,925	12,942,901

Gross profit	3,233,369	3,116,109	8,719,747	8,659,160

Other costs and expenses:

Research and development	488,063	415,992	1,430,207	1,232,585
Professional services	344,727	219,354	667,084	609,201
Salaries and related costs	726,761	665,882	2,253,066	2,134,392
Selling, general and administrative	1,061,135	1,104,050	3,221,433	2,990,684

Total costs and expenses	2,620,686	2,405,278	7,571,790	6,966,862

Income from operations	612,683	710,831	1,147,957	1,692,298

Other income (expense), net:

Interest, net	(15,244)	34,086	15,430	101,323
Gain on cancellation of agreement	-	-	1,495,634	-

Total other income (expense), net	(15,244)	34,086	1,511,064	101,323

Income before income taxes	597,439	744,917	2,659,021	1,793,621

Benefit (provision) for income taxes	(231,549)	(273,281)	(866,000)	326,192

Net income	$365,890	$471,636	$1,793,021	$2,119,813

Earnings per share
Basic	$.02	$.03	$.11	$.14
Diluted	$.02	$.03	$.10	$.12

Weighted average number of shares outstanding	16,067,979	15,388,073	15,998,150	15,284,033

Weighted average number of shares outstanding adjusted for dilutive securities	17,820,155	17,699,654	17,731,492	17,669,657

The accompanying notes are an integral part of the consolidated financial statements.

Index

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2007 AND THE PERIOD
ENDED SEPTEMBER 30, 2008 (UNAUDITED)
						Other
				Additional		Accumulated
	Options	Common		Paid-in	Accumulated	Comprehensive
	Outstanding	Shares	Par Value	Capital	Deficit	Loss	Total

January 1, 2007	3,263,700	15,223,538	$15,241	$22,104,399	$(8,059,343)	$--	$14,060,297

Options granted	137,500	--	--	--	--	--	--
Options exercised, net of stock swaps	(225,300)	216,121	216	253,684	--	--	253,900
Options forfeited	(42,500)	--	--	--	--	--	--
Stock based compensation	--	--	--	72,089	--	--	72,089
Other	--	17,429	--	4,989	--	--	4,989

Income for the year	--	--	--	--	2,245,591	--	2,245,591

December 31, 2007	3,133,400	15,457,088	15,457	22,435,161	(5,813,752)	--	16,636,866

Options exercised, net of stock swaps	(703,150)	620,410	621	219,779	--	--	220,400
Options granted at market price	197,500	--	--	--	--	--	--
Stock based compensation	--	--	--	125,391	--	--	125,391
Options forfeited	--	--	--	--	--	--	--
Income for the period	--	--	--	--	1,793,021	--	1,793,021
Currency translation adjustment	--	--	--	--	--	(54,484)	(54,484)
Comprehensive income	--	--	--	--	--	--	1,738,537

September 30, 2008	2,627,750	16,077,498	$16,078	$22,780,331	$(4,020,731)	$(54,484)	$18,721,194

The accompanying notes are an integral part of the consolidated financial statements.

Index

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)
	2008	2007
Cash flows from operating activities:
Net income	$1,793,021	$2,119,813
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	590,798	492,463
Amortization of intangible assets	120,457	67,739
Provision for (recovery of) inventory obsolescence	(13,401)	(67,976)
Loss on disposal of property and equipment	2,692	--
Stock based compensation	125,391	52,693
Non cash re-class adjustment	10,325	(11)
Provision (benefit) for deferred income taxes	714,934	(371,192)
Gain on cancellation of agreement	(1,495,634)	--
Changes in current assets and liabilities:
Receivables	(95,642)	(164,443)
Inventories	(907,749)	(1,003,475)
Prepaid expenses	(197,720)	(63,565)
Deposits	(6,488)	--
Accounts payable	167,715	(47,082)
Accrued and other liabilities	545,044	107,605
Current income taxes payable	136,053	-
Customer deposits	(35,909)	(42,938)
Deferred revenue	(23,886)	(106,950)

Net cash provided by operating activities	1,430,001	972,681

Cash flows from investing activities:
Purchases of property and equipment	(3,850,060)	(672,200)
Proceeds from sale of assets	10,573	-
Payments for purchased technology and license rights	(57,283)	(831,975)

Net cash used in investing activities	(3,896,770)	(1,504,175)

Cash provided by financing activities:
Increase in line of credit	2,850,000	--
Common shares issued	220,400	216,176

Net cash provided in financing activities	3,070,400	216,176

Effect of exchange rate changes on cash and cash equivalents	(54,484)	--

Net change in cash and cash equivalents	549,147	(315,318)
Cash and cash equivalents, beginning of period	3,534,759	2,952,892

Cash and cash equivalents, end of period	$4,083,906	$2,637,574
Cash paid during the nine months ended September 30, 2008 and 2007:
Interest	$24,755	$2,439
Income taxes	$37,128	$59,916

Supplemental disclosure of non-cash investing and financing activities - During the nine months ended September 30, 2007, purchased technology increased by $115,000 upon the acquisition of a minority interest in a joint venture.

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

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions management is required to make. Estimates that are critical to the accompanying consolidated financial statements relate principally to the adequacy of our accounts receivable and inventory allowances and the recoverability of long-lived assets.  In addition, stock-based compensation expense represents a significant estimate concerning the future but unknown value of our common stock at some future date based on a formula used in making value determinations.  The markets for the Company’s products are characterized by intense price competition, rapid technological development, evolving standards and short product life cycles, all of which could impact the future realization of its assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. It is at least reasonably possible that the Company’s estimates could change in the near term with respect to these matters.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.   Certain prior year amounts may have been reclassified to conform to the presentation used in 2008.

Upon completion of our 2007 tax return and further analysis of our tax credits and net operating loss carryforwards,  the Company became aware that its  income tax provisions and related assets and liabilities were incorrectly reported in its December 13, 2007 10-Q and June 30, 2008 Form 10-Q. This issue has been reviewed by the Company pursuant to SEC Staff Accounting Bulletin No. 99 and determined to be not material to the December 31, 2007 and/or June 30, 2008 financial reports. Pursuant to the SEC Staff Accounting Bulletin No. 108 (“SAB 108”), the Company has corrected its December 31, 2007 consolidated audited balance sheet and  June 30, 2008 financial statements to reflect the corrected amounts. Pursuant to SAB 108, correcting prior period financial statements for immaterial errors would not require previously filed reports to be amended. The following table reflects the adjustments to the financial statements as of December 31, 2007 and as of and for the three and six months ended June 30, 2008 (all amounts in thousands):

Statement of operations	Six Months Ended June 30, 2008
	As Reported	Adjustment		Corrected
Provision for income taxes	$440		$200	$680
Net income	$1,621	$	(200)	$1,421
Comprehensive income	$1,574		$(200)	$1,374

Statement of operations	Three Months Ended June 30, 2008

Provision for income taxes	$320		$200	$520
Net income	$1,430		$(200)	$1,230
Comprehensive income	$1,383	$	(200)	$1,183

Index

Balance sheet	As of June 30, 2008
	As Reported	Adjustment	Corrected
Deferred income tax assets	$223	$-	$223
Total assets	$21,216	$-	$21,216
Income tax liabilities	$38	$350	$388
Total liabilities	$2,588	$350	$2.938
Total liabilities and stockholders’ equity	$21,216	$-	$21,216

Balance sheet	As of December 31, 2007
	As Reported	Adjustment	Corrected
Deferred income tax assets	$603	$245	$848
Total assets	$18,821	$245	$19,066
Income tax liabilities	$8	$400	$408
Total liabilities	$2,029	$400	$2.429
Total liabilities and stockholders’ equity	$18,821	$245	$19,066

NOTE 2.  INVENTORIES

Inventories are stated at the lower of cost or market.  Cost is determined principally on the average cost method.  Inventories at September 30, 2008 and December 31, 2007 were as follows:

	September 30, 2008	December 31, 2007

Raw materials	$3,175,555	$2,447,090
Work in process	1,375,764	1,230,172
Finished goods	891,825	844,730

Total	$5,443,144	$4,521,992

NOTE 3.  GOODWILL AND INTANGIBLE ASSETS

The Company performs an annual assessment of its goodwill for impairment as of the beginning of the fiscal first quarter. The Company also assesses its goodwill and other intangible assets for impairment when events or circumstances indicate that their carrying value may not be recoverable from future cash flows.

At September 30, 2008 and December 31, 2007 intangible assets consisted of the following:

	September 30, 2008	December 31, 2007

Trade name (life indefinite)	$1,509,662	$1,509,662

Purchased technology (9-17 yr life)	$3,940,618	$2,438,175
Less: Accumulated amortization	(408,445)	(335,331)

Net carrying amount	$3,532,173	$2,102,844

License rights (5 yr life)	$315,619	$315,619
Less accumulated amortization	(84,165)	(36,822)
Net carrying amount	$231,454	$278,797

NOTE 4.  NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141)

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

Index

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

Index

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

NOTE 5.  STOCKHOLDERS’ EQUITY

During the nine month period ended September 30, 2008, we issued 620,410 common shares on the exercise of employee and non-employee options.  As consideration for such issuances, we received 82,740 common shares in stock swaps and cash of $220,400.

NOTE 6.  EARNINGS PER SHARE

We compute basic earnings per share (“basic EPS”) by dividing net income by the weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share (“Diluted EPS”) gives effect to all potential dilutive shares outstanding (in our case, employee stock options) during the period.  There were 1,733,342 and 2,385,624 potentially dilutive shares outstanding during the nine month periods ended September 30, 2008 and 2007, respectively. The shares used in the calculation of Diluted EPS exclude options to purchase shares where the exercise price was greater than the market close price on September 30, 2008.  Such shares aggregated 355,000 and 130,000 during the nine months ended September 30, 2008 and 2007, respectively.

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

Index

NOTE 8.  STOCK-BASED COMPENSATION

Under the Company’s stock option plan, options to purchase Common Shares may be granted to key employees, officers and directors of the Company by the Board of Directors. The Company accounts for stock options in accordance with SFAS Statement 123 (R) with option expense amortized over the vesting period based on the binomial lattice option-pricing model fair value on the grant date, which includes a number of estimates that affect the amount of our expense. During the nine months ended September 30, 2008 the Company recorded stock based compensation  of approximately $125,400.

The Company valued these stock option grants using the binomial lattice valuation model with the following assumptions:

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
Expected volatility	30%	26%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	5 - 7	5 - 7
Risk-free rate	2.7%	5.0%–5.5%

Due to the lack of sufficient historical trading information with respect to its own shares, the Company estimates expected volatility based on a portfolio of selected stocks of companies believed to have market and economic characteristics similar to its own. The expected dividend yield is zero based on historical data.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term is based on an analysis of the options term and the exercise behavior of employees.

A summary of stock-based award activities during the nine months ended September 30, 2008 is presented below:

Stock Options
Outstanding at January 1, 2008	3,133,400
Granted at market price	197,500
Exercised	(703,150)
Forfeited/expired	--
Outstanding at September 30, 2008	2,627,750

NOTE 9.  INCOME TAXES

During the nine months ended September 30, 2008,we used our remaining net operating loss carryforwards and research and development tax credits, and took advantage of certain accelerated depreciation deductions,  to substantially offset current income taxes that would otherwise be due.     Assuming we do not incur operating losses in the future, we anticipate that we will provide for current income taxes at rates that approximate statutory rates commencing with the quarter ended December 31, 2008.

NOTE 10.  SIGNIFICANT CURRENT QUARTER EVENTS

In June 2008, we committed ourselves to purchase a new facility in Largo, Florida for $3,000,000.  We made the decision to relocate in order to consolidate our operations under one roof and for additional manufacturing space needed to accommodate the anticipated new product lines currently under development as they near completion, and accordingly we anticipate selling our facility located at 7100 30th Avenue N., St. Petersburg, FL when we move to our new headquarters.

We acquired our new facility on September 11, 2008 and used borrowings under our line of credit to fund a substantial portion of the purchase price. The line of credit allows for maximum borrowings of $5,000,000, and advances under such line bear interest at 4.39% and are secured by a perfected first security interest in all business assets, namely inventory, accounts receivable, equipment, and general intangibles.   For the first nine months the full amount of the line is available, and subsequent to such time, available borrowings will be based on a borrowing base utilizing a percentage of eligible receivables and inventories. We anticipate that the balance of this line existing at September 30, 2008 will be paid when we secure permanent financing (we expect this financing will  result from a $4,000,000 Industrial Revenue Bond that we anticipate closing  in November 2008).  Upon the closing of such financing, our working capital position will increase significantly as substantially all of the liability will be shifted from current to non-current liabilities.

Index

The lease on the other facility that we currently occupy expires on October 31, 2013.  Upon our relocation to our new facility (which we anticipate will occur in the second quarter of 2009), we will be required to record an expense and liability for the lesser of a lease termination fee we hope to negotiate, or the fair value of the net remaining lease rentals (i.e. the present value of future minimum lease payments of approximately $780,000 due under the lease minus estimated sublease rentals we reasonably can expect to receive).

NOTE 11.  CONTINGENCY

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

NOTE 12. – GEOGRAPHIC AND SEGMENT INFORMATION

The Company has two reportable business segments, including Bovie Medical Corporation (located in the United States) and Bovie Canada, (located in Windsor, Canada). Since Bovie Canada operations resulted in a loss greater than 10% of our consolidated net income (on an absolute value basis) we are required to report certain information broken out by segment for the periods in the table listed below.
For the three months ended September 30: (in thousands)

	USA	Canada	USA	Canada
	2008	2008	2007	2007

Sales, net	$7,071	$225	$7,325	$134
Gross profit	3,166	67	3,175	(59)
Operating expenses	2,346	275	2,228	177
Net income (loss)	$574	$(208)	$708	$(236)

For the nine months ended September 30: (in thousands)

	USA	Canada	USA	Canada
	2008	2008	2007	2007

Sales, net	$20,551	$408	$21,391	$211
Gross profit	8,746	(26)	8,826	(167)
Operating expenses	6,812	760	6,634	338
Net income (loss)	$2,579	$(786)	$2,625	$(505)

NOTE 13 - RELATED PARTY TRANSACTION

During the quarter ended September 30, 2008, we paid consulting fees of approximately $28,400 to an entity owned by one of our directors.

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

Domestic sales accounted for approximately 83% of total revenues in the first nine months of 2008 as compared to approximately 85% in the first nine months of 2007.  Most of the Company’s products are marketed through medical distributors, which distribute to more than 6,000 hospitals, as well as doctors and other health-care facilities. The Company’s products are sold in more than 150 countries through local distributors coordinated by our in-house sales and marketing personnel at the St. Petersburg, Florida facility. We have no manufacturing facilities or branch offices other than the Florida and Canadian facilities.

Our ten largest customers accounted for approximately 69% and 71% of net revenues for the first nine months of 2008 and 2007 respectively.  At September 30, 2008 and 2007, our ten largest trade receivables accounted for approximately 67% and 67% of our net receivables, respectively.  In the first nine months of 2008 and 2007 one customer accounted for 19% and 21% of total sales, respectively.

Our business is generally not seasonal in nature.

Outlook

The Company’s outlook for the remainder of fiscal 2008, ending December 31, continues to be optimistic regarding the further development of new proprietary products.  We will continue to direct our resources and effort in this area; thus, positioning the Company to be less dependent on OEM business which is marked by lower margins and unpredictable growth.

Subsequent to the close of our third quarter the following milestones were reported:

▪	CE Mark for our SEER tissue resection device intended for initial use in liver oncology. The CE Mark allows for the sale of the device in the European Union and all countries recognizing the mark.

▪	We filed a 510(k) pre-notification application to the U.S. Food and Drug Administration (FDA) requesting regulatory clearance for the SEER.

▪
We received a 510(k) clearance from the FDA to market our ICON GP generator to be used in general surgery and in conjunction with our Polarian vessel sealing instruments.  As of October 31, 2008 a 510(k) application has not been filed for Polarian vessel sealing instruments.

Disclaimer

We believe these milestones hold the potential to increase both sales and margins.  However, unanticipated issues, should they arise, may delay or even terminate a product’s development and contribution to overall revenues.

The outlook is based on a number of assumptions, which are subject to change; some of which are outside our control.  A variation in our assumptions may result in a change in this outlook.

Result of Operations (to be read in conjunction with the consolidated statements of operations)

The table below outlines the components of the consolidated statements of operations as a percentage of net sales and the year-to-year percentage change in dollar amounts for the quarters ended September 30, 2008 and 2007:

Index

			Percentage Change in Dollar Amounts			Percentage Change in Dollar Amounts

	3rd Quarter			Nine months
	2008	2007		2008	2007
	%	%	%	%	%	%

Sales	100.0	100.0	(2.2)	100.0	100.0	(3.0)
Cost of sales	55.7	58.2	(6.5)	58.4	59.9	(5.4)
Gross profit	44.3	41.8	3.8	41.6	40.1	0.7

Other costs:
Research & development	6.7	5.6	17.3	6.8	5.7	16.0
Professional services	4.7	3.0	57.2	3.2	2.8	9.5
Salaries and related costs	10.0	8.9	9.1	10.8	9.9	5.6
Selling, general and administrative	14.5	14.8	(3.9)	15.4	13.9	7.7

Total other costs	35.9	32.3	9.0	36.1	32.3	8.7

Income from operations	8.4	9.5	(13.8)	5.5	7.8	(32.2)

Interest income, net	(0.2)	0.5	(144.7)	0.1	0.5	(84.8)
Other Income	0.0	0.0	0.0	7.1	0.0	100.0

Income before income tax	8.2	10.0	(19.8)	12.7	8.3	48.2

Benefit (provision) for income taxes	(3.2)	(3.7)	(15.3)	(4.1)	1.5	(365.6)

Net income	5.0	6.3	(22.4)	8.6	9.8	(15.4)

Results of Operations – Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

The table below sets forth domestic/international and product line sales information for the first nine months of 2008 and 2007:

			%age change	Increase/
	2008	2007	2008/2007	(Decrease)
Net Sales (in thousands):
Domestic	$17,294	$18,409	(6.1)	$(1,115)
International	3,665	3,193	14.8	472

Total net sales	$20,959	$21,602	(3.0)	$(643)

Product line sales:
Electrosurgical	$14,480	$15,182	(4.6)	$(702)
Cauteries	4,673	4,607	1.4	66
Other	1,806	1,813	(0.4)	(7)

Total net sales	$20,959	$21,602	(3.0)	$(643)

The results of operations for the nine months ended September 30, 2008 show a decrease in sales as compared to the first nine months of 2007. Sales of electrosurgical products decreased by 4.6% or approximately $1.1 million compared to the same nine month period of 2007 while sales of cauteries increased by 1.4% from $4.6 million to $4.7 million. Other sales remained approximately the same. No sales of one particular electrosurgical product dominated the number of units sold.

Index

Arthrex sales of generators and accessories decreased by approximately $600,000 or 13.4% to $4.0 million for the nine months ended September 30, 2008 from $4.6 million for the nine months ended September 30, 2007.

Domestic sales were $17.3 million for nine months ended September 30, 2008, representing a decrease of 6.1% from the same period last year.  The decrease was the mainly the result of lower OEM generator sales. International sales were $3.7 million for the nine months ended September 30, 2008, representing an increase of 14.8% over the same period in 2007.

Cost of sales represented 58.4% of sales during the nine months ended September 30, 2008 as compared to 59.9% of sales during the same period in 2007, a total of $12.2 million and $12.9 million, respectively, a decrease of $0.7 million. The net decrease in cost of sales is the result of an 8.9% decrease in direct material costs plus a 1.2% decrease in direct labor costs, offset by a 5.8% increase in manufactured overhead. Manufactured overhead increased in the first nine months of 2008 by approximately $63,000 over the same nine month period in 2007 mainly due to increases in freight costs, depreciation expense, and tooling costs associated with the production of new product lines.

Research and development expenses were 6.8% and 5.7% of sales for the nine months ended September 30, 2008 and 2007, respectively.  These expenses increased 16.0% (or approximately $200,000) in 2008 over the corresponding period in 2007. This increase is largely due to costs related to our Canadian facility preparing to launch the modular forceps instrument (MEG), as well as continued development of our Polarian vessel sealing technology.  We received our CE mark for the MEG and commenced production and sales in June 2008. We also filed for and received 510K clearance to market the MEG on July 24, 2008. In addition, in June of 2008 we started production and sales of our new plasma probe.

Professional services increased from approximately $609,000 in the first nine months of 2007 to approximately $667,000 in the first nine months of 2008, an increase of approximately $58,000 or 9.5%.  This net increase is the result of increased legal costs from the Erbe lawsuit offset partially by a reduction in legal costs related both to manufacturing and development contracts and patent related filings for the nine months ended September 30, 2008 compared to the same period in 2007.

Salaries and related costs increased in the first nine months of 2008 by 5.6% to $2.25 million as compared to the first nine months of 2007 of $2.1 million.  The increase was mainly attributable to additional employees needed to foster our growth in various areas coupled with annual salary increases.

Selling, general and administrative expenses increased in the first nine months of 2008 by 7.7% to $3.2 million as compared to the first nine months of 2007 of $3.0 million.  This was mainly attributable to increased costs related to establishing a sales and distribution channel in Europe to distribute our MEG instruments and other future devices, sales commissions, increases in insurance and regulatory costs, and an increase in amortization for intellectual property recently placed in production.

We have agreements with various sales representatives to develop markets for our new products and to maintain customer relations.  Our current representatives receive an average commission of approximately 4% of sales in their market areas.  In the first nine months of 2008 and 2007, commissions expense  approximated $560,000 and $463,000 respectively, an increase of 21.0%.  The increase in sales commissions was a result of a difference in product mix which resulted in more commission based sales in 2008 than in 2007..

Net interest earned decreased by approximately $86,000 during the first nine months of 2008 when compared to the same period in 2007 primarily as a result of our invested cash balances yielding lower interest rates, and interest paid on the line of credit. The line of credit was used as a bridge loan to purchase the new facility (see Note 10).

For the nine months ended September 30, 2008 we realized other income in the amount of approximately $1.5 million. The increase was the result of our acquiring intellectual property from a contract settlement with Boston Scientific Corporation.

Our income tax provision for the nine months ended September 30, 2008 was approximately $866 as compared to a net tax benefit of approximately $326 during the nine months ended September 30, 2007.  The significant benefit in 2007 resulted from the reversal of a valuation allowance that had reduced our net deferred income tax asset at December 31, 2006.  Our effective tax rate was approximately 33% for the first nine months of 2008, which percentage is somewhat less than statutory rates because of the utilization of certain research and development tax credits we used during such period. ..

Index

Results of Operations - Three months ended September 30, 2008 compared to three months ended September 30, 2007

The table below sets forth domestic/international and product line sales information for the third quarter of 2008 and 2007:

			%age change	Increase/
	2008	2007	2008/2007	(Decrease)
Net Sales (in thousands)
Domestic	$6,348	$6,373	(0.3)	$(25)
International	948	1,087	(12.8)	(139)

Total net sales	$7,296	$7,460	(2.2)	$(164)

Product line sales:
Electrosurgical	$5,139	$5,328	(3.6)	$(189)
Cauteries	1,532	1,557	(1.6)	(25)
Other	625	575	8.7	50

Total net sales	$7,296	$7,460	(2.2)	$(164)

Sales for the three month period ended September 30, 2008 were approximately $7.3 million as compared to $7.5 million for the same period in 2007, a slight decrease of $0.2 million or 2.2%.  The decrease was mainly attributed to lower international sales.

Cost of goods sold decreased from $4.3 million to $4.0 million a decrease of $0.3 million or 6.5% for the three month period ended September 30, 2008 as compared to the same period in 2007.

Gross profit, as a dollar amount, increased $0.1 million or 3.8% from $3.1 million in the third quarter 2007 to $3.2 million for the third quarter 2008.  The gross profit as a percentage of sales increased from 41.8% in 2007 to 44.3% in 2008.  The reason for the increase was mainly attributed to sales product mix.  We had an increase in sales of higher margin products as opposed to OEM sales which have a lower gross margin.

Research and development increased by approximately $72,000, or 17.3% from $416,000 to $488,000 for the quarters ended September 30, 2007 and September 30, 2008, respectively.  The increase was attributable to costs for new products under development as they approach completion (i.e. Polarian, GP Icon, and SEER device).

Professional fees increased by approximately $125,000 or 57.2% from $219,354 to $345,000 for the quarters ended September 30, 2007 to September 30, 2008, respectively. This increase was mainly attributed to increased legal costs for the Erbe lawsuit.

Salaries and related costs increased from approximately $666,000 to $727,000 for the quarters ended September 30, 2007 to September 30, 2008, respectively, an increase of approximately $61,000 or 9.1%. This increase was mainly attributable to the addition of two new management positions to develop and foster sales growth in the plasma probe, ICON GI, and SEER device product lines, as well annual salary increases.

Selling, general and administrative expenses decreased by approximately $43,000 or 3.9% from $1,104,000 to $1,061,000 for the quarters ended September 30, 2007 to September 30, 2008, respectively.

For the quarter ended September 30, 2008 we had a net interest expense in the amount of $15,244 compared to a net  interest income of $34,086 for the same quarter ended September 30, 2007. This represents a decrease of approximately $49,300 or 144.7%., and is a direct result from the investment of our cash balances yielding lower interest rates coupled with an increase of interest expense on our line of credit.

As a result of the above, income before income taxes for the three months ended September 30, 2008 was $597,439 compared to $744,917  for the same three months period in 2007.

Our income tax provision for the three months ended September 30, 2008 was approximately $232,000 as compared to approximately $273,000 during the nine months ended September 30, 2007. Our effective tax rate approximated statutory rates of approximately 39% for the quarter.

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

Liquidity and Capital Resources

Our working capital at September 30, 2008 approximated $7.5 million as compared to working capital of approximately $9.8 million at September 30, 2007.  The decline in working capital resulted from our decision to utilize our line of credit to temporarily fund the purchase of our new facility (see Note 10), and we anticipate that such reduction will be eliminated when we close on permanent financing for such facility. Accounts receivable day sales outstanding were 37.0 days and 42.6 days at September 30, 2008 and 2007 respectively.

We generated cash from operations of approximately $1.4 million and $1.0 million for the nine months ended September 30, 2008 and 2007 respectively.

In the first nine months ended September 30, 2008 we used approximately $3.9 million for the purchase of property and equipment, and used approximately $57,000 on legal and other fees to acquire purchased technology.

Our investing activities were primarily funded by borrowings under our line of credit as discussed in the first paragraph above.

We had approximately $4.1 million in cash and cash equivalents at September 30, 2008. We believe our cash on hand, as well as anticipated cash flows from operations, and the proceeds from an industrial revenue bond of approximately $4,000,000, will be sufficient to fund future operating capital requirements, future manufacturing facility construction, and other capital expenditures and future acquisitions to supplement our current product offerings. Should additional funds be required, subject to completion of our industrial revenue bonds financing, the Company will again have $5.0 million of borrowing capacity available under our line of credit from RBC Centura Bank (assuming we pay the balance of the line of credit when we close on our permanent financing for our new facility).

Index

At September 30, 2008, the Company has non-cancelable purchase commitments of approximately $3.8 million.  In addition, the Company’s future contractual obligations for agreements with initial terms greater than one year, are summarized as follows (in thousands):

	Years ended December 31,
	2009	2010	2011	2012	Thereafter

Operating leases	208	199	172	167	143
Employment Agreements	1,022	799	858	72	-

Our future results of operations and the other forward-looking statements contained herein, particularly the statements regarding growth in the medical products industry, capital spending, research and development, and marketing and general and administrative expenses, involve a number of risks and uncertainties. In addition to the factors discussed above, there are other factors that could cause actual results to differ materially, such as business conditions and the general economy, competitive factors including rival manufacturers’ availability of components at reasonable prices, risk of nonpayment of accounts receivable, risks associated with foreign operations and litigation involving intellectual property and consumer issues.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

Our financial instruments include cash, cash equivalents and short-term investments. We are exposed to interest rate risk on our short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid overnight money market investments. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term overnight securities. If a 10% change in interest rates were to have occurred on September 30, 2008, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we have concluded that we do not have a material financial market risk exposure.

Foreign Currency Risk

We operate internationally and enter into transactions denominated in foreign currencies. As such, our financial results are subject to the variability that arises from exchange rate movements in relation to the U.S. dollar. Our foreign currency exposures are minimal and are not a material financial risk and are currently limited to the Canadian dollar and the Euro. We recorded a $54,484 loss to accumulated other comprehensive loss for the first nine months of 2008 as a result of changes in the relationship of the U.S. to the Canadian dollar using the remeasurement method of translating the Canadian subsidiary’s financial statements into U.S. dollars. Other foreign currency losses amounted to $2,692.

Index

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

ITEM 4.  CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures [as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)] as of September 30, 2008 was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer (“the Certifying Officers”).  Based on that evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures are effective.

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

(b)  Changes in internal controls

There were no changes to the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Index

ITEM 5.  OTHER INFORMATION

(a)
Since our last proxy statement disseminated to our shareholders in connection with our last annual meeting of shareholders held on November 6, 2008, there have been no changes in the procedures by which our security holders or 5% holders may recommend nominees to our Board of Directors.

(b)
The Company has received 510-K clearance to market its ICON GP/VS generator. This product is designed to add safety features and improve convenience in performing general purpose procedures, and includes a blood vessel sealing component.

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

Date:  November 10, 2008

/s/Andrew Makrides
Chief Executive Officer - Andrew Makrides

/s/Gary D. Pickett
Chief Financial Officer- Gary D. Pickett