Form 10-K
period 2008-12-31
BOVIE MEDICAL CORP
filed 2009-03-16
CIK 719135

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
Commission file number 0-12183

BOVIE MEDICAL CORPORATION

(Exact name of registrant as specified in its charter)
Delaware No.	11-2644611
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

734 Walt Whitman Rd., Melville, New York 11747
(Address of principal executive offices)

(631) 421-5452
(Issuer's telephone number)

Title of each Class	Name of each Exchange on which registered
Common Stock, $.001 Par Value	NYSE Alternext Market

Securities registered under Section 12(g) of the Exchange Act
None

Indicate by check mark if the Company is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes: ☐     No ☒
Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes:  ☐     No ☒
Indicate by check mark whether the registrant (I) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Small reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐      No ☒

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 2, 2009 was approximately $101,800,000

The number of shares of the registrant's $.001 par value common stock outstanding on the NYSE Alternext exchange as of March 2, 2009 was 16,987,698

Company Symbol-BVX Company SIC (Standard Industrial Code)-3841

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement relating to the Annual Meeting of Shareholders which was held on November 6, 2008 are incorporated by reference into Part I.

Bovie Medical Corporation
2008 Form 10-K Annual Report

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

Company Products

Electrosurgery Products

We continue to expand our line of electrosurgery products, which include desiccators, generators, electrodes, electrosurgery pencils, and various ancillary disposable products. These products are used in surgery for the cutting and coagulation of tissue and constitute our largest product line. Our accessories for electrosurgery products are substantially compatible with most major manufacturers’ electrosurgery generator products. With the exception of OEM products, all of our electrosurgery generators and accessories are marketed using the internationally recognized Bovie trademark. It is estimated that 80% of all surgical procedures performed worldwide are accomplished by electrosurgery, including laparoscopic, as well as general surgery and surgical procedures in gynecology, urology, plastic surgery and dermatology. Our electrosurgery products fall under two categories, monopolar or bipolar. Monopolar products require the use of a grounding pad attached to the patient for the return of the electrical current, while bipolar products consist of two electrodes, one for the inbound current and one for the return current and therefore do not require the use of a grounding pad.

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

Bovie/Aaron 2250 / 3250 and  Bovie IDS 200 / 300 / 400

Given the market interest in more powerful electrosurgical generators, we have developed the Bovie IDS platform - 200-watt, 300-watt, and 400-watt multipurpose digital electrosurgery generators designed for the rapidly expanding surgi-center market. This unit features both monopolar and bipolar functions, has pad and tissue sensing, plus nine blended cutting settings. The Bovie IDS 200 / Aaron 2250 has the capability to do most procedures performed today in the surgi-center or outpatient settings and was introduced in 2003. The Bovie® IDS Series are electrosurgical generators with fully digital implementation. Bovie is using dedicated digital hardware instead of a general purpose controller for processing data. The digital hardware allows very high parallel data processing throughout the operation. All data is sampled and processed digitally. Although 200 watts is more than enough power to do most procedures in the operating room, 300 watts is considered the standard and believed to be what most hospitals and surgi-centers will require. The Bovie IDS 400 is a 400 watt generator designed primarily for sale in the overseas markets. The Bovie IDS 300, Aaron 3250 and IDS 400 have been designed based on a digital feedback system. For the first time in electrosurgery, through digital technology, we are able to measure tissue impedance in real time (5,000 times a second). As the impedance varies, the power is adjusted to deliver a consistent clinical effect.

ICON GI

The ICON GI is an innovative, custom designed specialty electrosurgical generator for the gastrointestinal (“GI”) and other niche markets.  This product incorporates an easy to use touch-screen interface which provides the user flexibility in achieving a desired effect through different digitally built-in modes.  The ICON GI is also designed to improve safety and convenience by requiring the use of only split pads with digital technology to protect against pad burns, it features specialized error messaging to prevent misinterpretation and allow for quicker troubleshooting, and has specialized audible alerts to indicate improper cable connections. The ICON line represents a new foundation platform that can be readily expanded thereby reducing the development time and cost for future new specialized generators and also allowing the user to easily upgrade existing units.

Bovie Button

After a review of time-motion studies and focus groups of gastroenterologists and GI lab assistants, we developed a device designed to eliminate the foot pedal and cables which are associated with standard electrosurgical generators found in all GI labs.

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

New Products

SEER and BOSS product lines

On April 29, 2008, we signed an agreement with Boston Scientific Corporation to acquire technology, patents, and assets related to the use of conductive sintered steel as an electrode for radio frequency (RF) cutting and coagulation, intended to lower blood loss, quicken procedure times and provide cost savings for hospitals. Potential fields of therapy for the technology acquired include liver, pancreatic and kidney tumor therapies along with orthopedic and blood vessel sealing. The process involves delivery of RF current and sterile saline for resection, haemostatic sealing and coagulation in open and laparoscopic surgery. The worldwide market size for the liver and orthopedic market is expected to total $500 million in 2009. We completed development and started production of the SEER product in 2008, and it is designed mainly for the liver, pancreatic and kidney tumor markets. The BOSS product line expands on the premise of the SEER patent and is anticipated to go into production in 2009 and is designed mainly for the orthopedic market.

Prior to the April 29, 2008 agreement, we had a development and manufacturing agreement signed in 2007 that required us to develop and manufacture certain products using Boston Scientifics’ intellectual property, with which we complied. Boston Scientific terminated the original agreement and through the contract settlement negotiations we acquired the rights to the intellectual property and equipment in consideration for releasing Boston Scientific from any further obligations as outlined in the original development and manufacturing agreement. A new agreement was signed in place of the previous distribution and marketing agreement between the companies for the technology’s use in Boston Scientifics’ oncology business. As part of this new agreement, we granted a limited license to Boston Scientific until 2016 for uses outside of our intended fields listed above. The estimated fair value of the intellectual property and molds we acquired under this contract settlement approximated $1,455,000 and $40,000, respectively.  The total of these amounts has been reflected as other income, and included in purchased technology and prepaid expenses, respectively in the accompanying 2008 consolidated financial statements.

ICON GP/VS

This generator expands upon our recently developed ICON platform which incorporates a flexible and simple user interface and allows for customization of the output modes for a variety of electrosurgical applications. This product, like the ICON GI, its predecessor generator, is designed and being developed to add safety features and improve convenience in performing general purpose procedures and includes a vessel sealing component.

ICON GS (J-Plasma)

In February 2000, we entered into a Joint Venture Agreement with a non-affiliated German corporation, Jump Agentur Fur Elektrotechnik GMBH (“JUMP”), wherein we owned a 50% interest in the equity and a 50% interest in the profits of the joint venture.  On April 30, 2007, we acquired the remaining 50% interest in the J-Plasma joint-venture for total consideration of $500,000 (of which $200,000 is being held in escrow for two years from the date of the acquisition), resulting in the Company having 100% ownership of the medical device technology. The technology utilizes a gas ionization process producing a stable thin focused beam of ionized gas that can be controlled in a wide range of temperatures and intensities, providing the surgeon greater precision, minimal invasiveness and an absence of conductive currents during surgery. Recent engineering improvements include increases in power and efficiency and component miniaturization, making manufacturing easier and less costly. Production prototypes have been developed for testing purposes. We recently filed for 510K FDA approval to market the Icon GS.

This J-Plasma technology is the foundation for our new product, the ICON GS plasma system, which is currently in development. The development of this new gas system generator also includes the design of a new proprietary handpiece.

Prior to our contracting with JUMP Agentur and prior to the formation of the joint venture, JUMP Agentur had licensed its J-Plasma technology to Soring, a German company.  The agreement was terminated but Soring has filed its own patent possibly using the plasma technology as its basis.  Management of both JUMP and Bovie believes Soring may have breached its agreement with JUMP and may be liable for its actions.  As a result, there is no assurance that there will not be future litigation involving the joint venture and/or JUMP Agentur with Soring or the possible loss of our competitive advantage.

Endoscopic Modular Instruments

MEG Handle and Accessories

In January, 2006, pursuant to an agreement to acquire technology from Henvil Corp. Ltd.(“Henvil”) and Steve Livneh, its principal, we acquired patent pending technology for new endoscopic disposable and reusable modular instruments (“the Product”).  The innovative modular forceps are ergonomically designed to provide surgeons added comfort and improved safety while reducing per-procedure costs.  The modular forceps offer a unique and simpler assembly process for laparoscopic procedures and are the first modular design for the arthroscopy market.  The estimated annual worldwide market size for instruments of these categories is estimated to exceed $200 million.

Pursuant to this agreement, commencing with the year following the first sale or commercial delivery of the Product, Bovie will pay to Henvil’s principal, Steve Livneh, an initial minimum royalty of the greater of $35,000 per year or 3% of adjusted gross revenues received from the sale and marketing of the instruments. Thereafter, Mr. Livneh will be paid a royalty equal to 2.5% of adjusted gross sales for the life of the patents issuable for the technology. As additional consideration for the acquisition of the technology, Mr. Livneh received 50,000 5-year restricted stock options to purchase Bovie common stock for each category of instrumentation (a total of 100,000 stock options) exercisable at the closing price of Bovie common stock on  January 11, 2006.  The options vested upon FDA clearance for marketing the product. Mr. Livneh later became an officer of Bovie on October 1, 2006. See below and “Item 10 – Directors, Executive Officers and Corporate Governance”.

Polarian Handle and Accessories

In October 2006 we acquired assets of Lican Developments LTD (Lican), an Ontario, Canada Corporation.  As a result of the asset acquisition, Steve Livneh became President of Bovie Canada.   The assets acquired included proprietary patent pending technologies, working prototypes in various stages of development and production equipment.  Lican is a product development and manufacturing company focused on endoscopic devices.

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

Bovie Canada is continuing the further development of these technologies as well as manufacturing the new devices and other Bovie products. Bovie Canada’s facility features state-of-the-art manufacturing equipment such as computerized multi-axis machinery, micro-laser welding equipment and electro-discharge drilling machinery.

Endoscopic instruments (and their continued development), acquired in the January 2006 agreement with Henvil, have become part of the Bovie Canada operations and are included in the Bovie Canada array of technologies.  Patent applications have been filed.

Suture Removal Device

Based on feedback from initial studies, this device is currently undergoing a redesign, and is intended to reduce the time for removing stitches in a doctor’s office, medical clinic or emergency room. The device is designed to remove sutures with a tension free cut to be utilized in various medical procedures on humans and animals.

Employees

Bovie has 174 full time employees consisting of 5 executive officers, 30 supervisory personnel, 11 sales personnel, and a total of 128 technical support, administrative, and production employees. None of our current employees are covered by any collective bargaining agreement and we have never experienced a work stoppage. We consider our employee relations to be good.

Significant Subsidiaries

Aaron Medical Industries, Inc., is a Florida Corporation with offices in St. Petersburg, Florida. It is principally engaged in the business of marketing our medical products.

Bovie Canada ULC (a wholly owned subsidiary of BVX Holdings, LLC, which is wholly owned by Bovie), is an Alberta, Canada Corporation with its facility located in Windsor, Ontario. The principal function of this facility is product development and manufacturing focused mainly on endoscopic devices.

ITEM 1A. Risk factors

In addition to risks and uncertainties in the ordinary course of business, important risk factors that may affect us are discussed below.

Global Economic Conditions and Financial Crisis

The current global economic crisis described below should also be considered when reviewing each of the subsequent paragraphs setting forth the various aspects of our business, operations, and products.

The recent global economic and financial market crisis has caused, among other things, a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and lower consumer and business spending. Although the ultimate outcome of these events cannot be predicted, it may have a material adverse effect on the Company and our ability to borrow money in the credit markets and potentially to draw on our revolving credit facility or otherwise obtain financing.  Similarly, current or potential customers and suppliers may no longer be in business, may be unable to fund purchases or determine to reduce purchases, all of which could lead to reduced demand for our products, reduced gross margins, and increased customer payment delays or defaults. Further, suppliers may not be able to supply us with needed raw materials on a timely basis, may increase prices or go out of business, which could result in our inability to meet customer demand in a timely manner or affect our gross margins. We are also limited in our ability to reduce costs to offset the results of a prolonged or severe economic downturn given certain fixed costs associated with our operations.

Manufacturing, Marketing and Distribution Concentrations

Bovie manufactures the majority of its products on its premises in St. Petersburg, Florida. Labor-intensive sub-assemblies and labor-intensive products may be out-sourced to our specification. Although we sell through distributors, we market our products through national trade journal advertising, direct mail, distributor sales representatives and trade shows, under the Bovie name, the Bovie/Aaron name and private label. Major distributors include Allegiance (a Cardinal Company), IMCO, McKesson Medical Surgical, Inc., Medline, NDC (Abco, Cida and Starline), Owens & Minor, and Physician Sales & Service. If any of these distributor relationships are terminated or not replaced, our revenue from the territories served by these distributors could be adversely affected.

We have a major OEM customer, Arthrex, Inc. for which we manufacture products on a private label basis, pursuant to an agreement. On August 31, 2007, we amended and extended this manufacturing agreement for an additional three year period. The amended terms continue to provide that we will be reimbursed for our expenses in developing any changes or modifications to products according to Arthrex’s specifications, and Arthrex continues to own the intellectual property. In addition, general provisions for product warranties, insurance, termination, and confidentiality remain the same.  The main change to the amended manufacturing agreement is the elimination of the provision that required Arthrex to exclusively purchase the products from us as well as the elimination of the provision that required us to forego competing in the same Arthrex markets with said products. This amended Arthrex Agreement has termination dates of December 6, 2010 and March 2011 for the generators. In fiscal 2008, Arthrex orders represented approximately 20% of our total revenues. As such, should Arthrex determine to reduce or cease placement of orders for the products, our business will likely be adversely affected.

Reliance on Other Collaborative, Manufacturing and Selling Arrangements

We are also dependent on other OEM customers because we manufacture products for them; however they have no legal obligation to purchase such products. Should the collaborative customer fail to give us purchase orders for the product after development, our future business and value of related assets could be negatively affected. Furthermore, no assurance can be given that a collaborative customer will give sufficient high priority to our products. Finally, disagreements or disputes may arise between Bovie and its contractual customers, which could adversely affect production of our products. We also have informal collaborative arrangements with three foreign suppliers under which we request the development of certain items and components and we purchase them pursuant to purchase orders. Our purchase order commitments are never more than one year in duration and are supported by orders from our customers.

Competition

The medical device industry is highly competitive. Many competitors in this industry are well established, do a substantially greater amount of business, and have greater financial resources and facilities than we do.

Domestically, we believe we rank third in the number of units sold in the field of electrosurgical generator manufacturing and we sell our products and compete with other manufacturers in various ways. In addition to advertising, attending trade shows and supporting our distribution channels, we strive to enhance product quality, improve user friendliness and expand product exposure.

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

Lastly, at this time we sell the majority of our products through distributors. Many of the companies we compete with sell direct, thus competing directly with distributors they sometimes use.

Main competitors are Conmed, Valleylab (a division of Covidien) and Erbe Electromedizine, in the electrosurgery market, Xomed (a division of Medtronics), in the battery operated cautery market, Salient Surgical Technologies (formerly Tissuelink) in the saline enhanced sintered steel market and Ethicon and U.S. Surgical in the endoscopic instrumentation market.   We believe our competitive position did not change in 2008.

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

In the United States, medical devices are classified on the basis of control deemed necessary to reasonably ensure the safety and effectiveness of the device. Class I devices are subject to general controls. These controls include registration and listing, labeling, pre-market notification and adherence to the FDA Quality System Regulation. Class II devices are subject to general and special controls. Special controls include performance standards, post market surveillance, patient registries and FDA guidelines. Class III devices are those which must receive pre-market approval by the FDA to ensure their safety and effectiveness. Currently, we only manufacture Class I and Class II devices.  Pre-market notification clearance must be obtained for some Class I and most Class II devices when the FDA does not require pre-market approval. All Bovie Medical products have been cleared by the Pre-market notification process. To date, the FDA has not failed to clear any devices we have submitted.

A pre-market approval application is required for most Class III devices. A pre-market approval application must be supported by valid scientific evidence to demonstrate the safety and effectiveness of the device. The pre-market approval application typically includes:

·	Results of bench and laboratory tests, animal studies, and clinical studies
·	A complete description of the device and its components
·	A detailed description of the methods, facilities and controls used to manufacture the device, and proposed labeling.

The pre-market approval process can be expensive, uncertain and lengthy. A number of devices for which pre-market approval has been sought by other companies have never been approved for marketing.

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

International Regulation

To market products in the European Union, our products must bear the “CE” mark.  Manufacturers of medical devices bearing the CE mark have gone through a conformity assessment process that assures that products are manufactured in compliance with a recognized quality system and to comply with the European Medical Devices Directive.

Each device that bears a CE mark has an associated Technical File that includes a description of the following:

·	Description of the device and its components,
.	A summary of how the device complies with the essential requirements of the medical devices directive,
·	Safety (risk assessment) and performance of the device,
·	Clinical evaluations with respect to the device,
·	Methods, facilities and quality controls used to manufacture the device, and
·	Proposed labeling for the device.

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

Patents and Trademarks

We have twenty patents and trademarks; however we do not believe the patents and trademarks have a material effect on our operations as their remaining useful lives are minimal. We can give no assurance that competitors will not infringe on our patent rights or otherwise create similar or non-infringing competing products that are technically patentable in their own right.

We have recently filed new patent applications for various new products including a scanning cannula, modular laparoscopic and endoscopic instruments, the output stage to our generator platform, our ICON product line and a Plasma Stream patent application relating to the plasma technology.

Liability and Insurance

The manufacture and sale of medical products entail significant risks of product liability claims. Bovie currently maintains product liability insurance with combined coverage limits of $10 million on a claims made basis. There is no assurance that this coverage will be adequate to protect us from any possible liabilities we might incur in connection with the sale or testing of our products. In addition, we may need increased product liability coverage as products are commercialized. This insurance is expensive and in the future may not be available on acceptable terms, if at all.

Adverse Weather

Our manufacturing facilities are located in St. Petersburg, Florida and could be affected by multiple weather risks, most notably hurricanes (one of which previously caused damage to the roof of one of our buildings as well as some of our furniture and equipment).  The damage was mildly disruptive to operations.  Although we carry casualty insurance and business interruption insurance, future possible disruptions of operations due to hurricanes or other weather risks could affect our ability to meet our commitments to our customers and impair important business relationships, the loss of which could adversely affect our operations and profitability.

Research and Development

Our research and development activities are an essential component of our efforts to develop new innovative products for introduction in the marketplace. New and improved products play a critical role in the Company’s sales growth. The Company continues to place emphasis on the development of proprietary products and product improvements to complement and expand its existing product lines. We maintain close working relationships with physicians and medical personnel in hospitals and universities who assist in product research and areas of development. Our research and development activities are primarily developed internally and are expensed as incurred. These expenses include direct expenses for wages, materials and services associated with the development of our products net of any reimbursements from customers. Research and development expenses do not include any portion of general and administrative expenses. The Company has two complementary facilities that both contribute to a centralized research and development focus. Our St. Petersburg, FL facility has been our flagship research and design location, followed later by our addition of the Canadian facility in October 2006. Currently both facilities are working synergistically developing our new products the ICON GP/VS and ICON GS, as well as the accompanying Endoscopic Modular Instruments, the Polarian handle and accessories. We expect to make future investments to enable us to develop new technologies and products to further our strategic objectives and strengthen our existing business.  However, we cannot guarantee that any of our previous or future investments will be successful.

The amount expended by us on research and development of our products during the years 2008, 2007 and 2006, totaled approximately $2.1, $1.6, and $1.0 million respectively. During the past three years, we invested in the J Plasma technology, currently used in one of our new products under development, the ICON GS plasma system. In addition, we invested in the SEER and BOSS devices, Endoscopic Modular Instruments and undertook development of Cardio and Urological Electrosurgical devices for a contractual partner. We have not incurred any direct costs relating to environmental regulations or requirements. For 2009 we expect our expenditures for research and development activities to remain around the same level as 2008.

Foreign Currency Risk

We operate internationally and enter into transactions denominated in foreign currencies (most notably the Canadian dollar and the Euro). To date, we have not hedged our exposure to changes in foreign currency exchange rates, and as a result, we are subject to foreign currency transaction and translation gains and losses. We purchase goods and services in U.S. and Canadian dollars and have recently begun to invoice certain product sales in Euros. Foreign exchange risk is managed primarily by satisfying foreign denominated expenditures with cash flows or assets denominated in the same currency. We charged $88,464 to accumulated other comprehensive loss for the year ended December 31, 2008 as a result of changes in the relationship of the U.S. dollar to the Canadian dollar using the re-measurement method of translating our Canadian subsidiary’s financial statements into U.S. dollars. Other foreign currency transaction gains amounted to $4,505.

ITEM 1B. Unresolved Staff Comments

There are no outstanding unresolved comments from the staff of the Securities and Exchange Commission.

ITEM 2. Properties

Bovie currently has the following locations:

•	Our executive office at 734 Walt Whitman Road, Melville, New York which is leased for approximately $1,500 per month.

•	A 28,000 square foot manufacturing facility at 7100 30th Ave N., St Petersburg, Florida which we own.

•	A research and manufacturing facility at 4056 North Services Rd. E., Windsor, Canada which is leased for approximately $2,800 per month through December 2010.

•	A research and manufacturing facility at 3200 Tyrone Blvd., St. Petersburg, Florida which is leased for approximately $12,700 per month under a lease that expires in September 2013.

In addition, on September 11, 2008, we acquired a 60,000 square foot facility located at 5115 Ulmerton Rd. in Largo, Florida.  This facility is currently being renovated to suit our manufacturing needs.  We anticipate a move date near the end of the second quarter of 2009. This new facility consists of office, warehousing and manufacturing space. Upon the move to the new manufacturing facility, the Company intends to sell its facility at 7100 30th Ave. N., St. Petersburg and sublease its facility at 3200 Tyrone Blvd., St. Petersburg.

ITEM 3. Legal Proceedings

In 2008, a civil action was instituted by Erbe USA, Inc. (“Erbe”) in the US District Court for the Northern District of Georgia, Atlanta Division, against Bovie and a recently hired employee, seeking equitable relief and damages.  The complaint essentially alleges that the newly hired employee, among other things, breached his employment agreement with Erbe USA, Inc., (“Erbe”) by wrongfully taking Erbe’s confidential information and trade secrets for use in his new employment with the assistance of Bovie.  Bovie denies the allegations and pursuant to a Consent and Protective Order, the action has been stayed pending mutual discovery by the parties.  It is too early in the proceeding to determine the extent, if any, of Bovie’s possible exposure in the lawsuit.

ITEM 4. Submission of Matters to a Vote of Security Holders

The only matters submitted to securities holders during the fourth quarter of the year ended December 31, 2008 were contained in our most recent proxy (See proxy).

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Bovie’s common stock currently is traded on the NYSE Alternext exchange and previously was traded on the American Stock Exchange from November 5, 2003. Prior to that, it was traded in the over-the-counter market on the OTC Bulletin Board. The table shows the reported high and low bid prices for the common stock during each quarter of the last eight respective quarters. These prices do not represent actual transactions and do not include retail markups, markdowns or commissions.

2008	High	Low

4th Quarter	$7.57	$3.90
3rd Quarter	8.05	6.51
2nd Quarter	9.27	6.27
1st Quarter	6.69	5.50

2007	High	Low

4th Quarter	$8.21	$6.00
3rd Quarter	7.39	5.30
2nd Quarter	8.18	5.80
1st Quarter	9.54	6.93

On March 2, 2009, the closing bid for Bovie’s Common Stock as reported by the NYSE Alternext exchange was $5.99 per share. As of March 2, 2009, the total number of shareholders of Bovie’s Common Stock was approximately 3,500, of which approximately 2,800 are estimated to be shareholders whose shares are held in the name of their broker, stock depository or the escrow agent holding shares for the benefit of Bovie Medical Corporation shareholders and the balance are shareholders who keep their shares registered in their own name.

Performance Graph

The following graph shows a comparison of the cumulative total stockholder return for our common stock, the NASDAQ Medical Industry Index (Medical Devices, Instruments and Supplies), and a peer group that we believe in good faith is an appropriate basis for comparison. The comparison for each of the periods assumes that $100 was invested on December 31, 2003 in our common stock, the NASDAQ Medical Industry Index, and the stocks in the peer group, and that all dividends were reinvested. The results shown in the graph below are not necessarily indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Bovie Medical Corporation, NASDAQ Medical Industry Index,
And a Peer Group

* $100 invested on 12/31/2003 in stock or index, including reinvesting of any dividends. Fiscal year ended December 31.

	Cumulative Total Return
	12/03	12/04	12/05	12/06	12/07	12/08
Bovie Medical Corporation	100.00	82.74	97.07	295.44	208.47	203.26
NASDAQ Medical Industry Index	100.00	117.17	128.72	135.76	172.51	92.91
Peer Group	100.00	100.11	119.08	111.84	117.07	79.67

This peer group consists of five companies, Atrion Corp. (ATRI), Alpha Pro Tech Ltd. (APT), Endologix (ELGX), Utah Medical Products (UTMD), and Trinity Biotech plc. (TRIB). These companies were chosen using the following criteria: a listing on either the NYSE or Nasdaq Exchange, they were in the medical supply industry, they had similar market capitalization, and similar sales volume and number of employees.

This information shall not be deemed to be ''soliciting material’’ or to be ''filed’’ with the Commission or subject to Regulation 14A (17 CFR 240.14a-1-240.14a-104), other than as provided in Item 201(e) of Regulation S-K, or subject to the liabilities of section 18 of the Exchange Act (15 U.S.C. 78r).

Dividend Policy

We have never declared or paid any cash dividends on our common stock and we do not intend to pay cash dividends in the foreseeable future. We currently expect to retain any future earnings to fund the operation and expansion of our business.

ITEM 6. Selected Financial Data

The following selected consolidated financial data (presented in thousands, except per share amounts and employee data) are derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Year Ended December 31,
(in thousands, except per share amounts)
	2008	2007	2006	2005	2004

Sales, net	$28,097	$28,779	$26,676	$20,211	$20,495
Cost of sales	16,248	17,464	16,075	12,649	12,638

Gross Profit	11,849	11,315	10,601	7,562	7,857

Other costs:
Research and development	2,061	1,643	1,048	986	907
Professional services	991	738	520	447	416
Salaries and related costs	3,017	2,805	2,558	2,011	1,977
Selling, general and administration	4,489	4,023	3,712	3,553	3,249
Development cost - joint venture	-	-	139	161	39

Total other costs	10,558	9,209	7,977	7,158	6,588

Income from operations	1,291	2,106	2,624	404	1,269

Other income and (expense):
Other income	1,496	-	-	-	245
Interest income	49	143	103	47	3
Interest expense	(59)	(3)	(16)	(23)	(15)
Total other income (expense) - net	1,486	140	87	24	233

Income before minority interest and income taxes	2,777	2,246	2,711	428	1,502
Minority interest	-	5	20	10	10

Benefit (provision) for income taxes	(945)	(6)	(48)	(32)	-

Net income	$1,832	$2,245	$2,683	$406	$1,512

Earnings per common share:
Basic	$0.11	$0.15	$0.19	$0.03	$0.11
Diluted	$0.11	$0.13	$0.16	$0.03	$0.09

Balance Sheet Information:
Cash and cash equivalents	$2,565	$3,535	$2,953	$1,295	$2,294
Working capital	$9,796	$10,006	$7,955	$5,501	$5,551
Total assets	$25,779	$19,066	$16,686	$11,771	$11,169
Long-term debt	$4,143	$318	$368	$0	$348
Stockholders’ equity	$18,788	$16,637	$14,060	$9,802	$9,257

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our future results of operations and the other forward-looking statements contained herein, particularly the statements regarding growth in the medical products industry, capital spending, research and development, and marketing and general and administrative expenses, involve a number of risks and uncertainties. In addition to the factors discussed above, there are other factors that could cause actual results to differ materially, such as business conditions and the general state of the economy; competitive factors including rival manufacturers’ availability of components at reasonable prices; risk of nonpayment of accounts receivable; risks associated with foreign operations; and litigation involving intellectual property and consumer issues.

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

We internally divide our operations into three product lines.  Electrosurgical products, battery operated cauteries and other products. The electrosurgical line sells electrosurgical products which include dessicators, generators, electrodes, electrosurgical pencils and various ancillary disposable products. These products are used in surgery for the cutting and coagulation of tissue. Battery operated cauteries are used for precise hemostasis (to stop bleeding) in ophthalmology and in other fields. Our other revenues are derived from nerve locators, disposable and reusable penlights, medical lighting, license fees, development fees and other miscellaneous income.

Most of the Company’s products are marketed through medical distributors, which distribute to more than 6,000 hospitals and to doctors and other health-care facilities. New distributors are contacted through responses to our advertising in international and domestic medical journals and domestic or international trade shows.   International sales represented 17% of total revenues in 2008 as compared with 15% in 2007 and 12% in 2006. The Company’s products are sold in more than 150 countries through local dealers, including Argentina, Australia, Austria, Belgium, Brazil, Canada, Chile, China, the CIS (former Soviet Union), Cyprus, Denmark, Finland, France, Germany, Greece, India, Indonesia, Ireland, Italy, Japan, Malaysia, Mexico, The Netherlands, New Zealand, Norway, the Philippines, Poland, Portugal, Singapore, South Africa, South Korea, Spain, Sweden, Switzerland, Taiwan, Thailand, Turkey, the United Kingdom, Vietnam and various countries in Latin America. Local dealer support is coordinated by sales and marketing personnel at the St. Petersburg, Florida facility.. Our business is generally not seasonal in nature.

Outlook for 2009

The Company continues to work diligently on the development and marketing of our new products and technologies which we view as the vehicles to our future growth.  Management is encouraged by the positive acceptance of our new SEER tissue resection device having already established a direct and specialty sales team as well as receiving initial orders.  A 510(k) FDA application for the BOSS orthopedic device, an expansion and companion of SEER, should be submitted in the near future.

The recent 510(k) application for our ICON GS/J-Plasma now includes an improved system with several new features that should increase efficiency for the physician or surgeon, while reducing manufacturing costs.  Management is undertaking a marketing strategy for the ICON GS, a system we believe to be versatile with possible uses in a wide variety of surgical specialties.

Bovie Canada continues to direct efforts to finalize development of its MEG and Polarian vessel sealing instruments.  The submission of a 510(k) FDA application for Polarian is scheduled to be completed in the next several months.

The Company remains focused on its efforts to maximize shareholder value through the development of products that provide high margin and growing profit opportunities.

In today’s economic environment, marked by historic uncertainty, forecasting has become increasingly more difficult.  We have and will always, take a conservative approach.  Every effort has been made to provide an outlook based on our experience and knowledge; however, variations often impact forecasting which may result in a change in this outlook. We strongly encourage individuals to visit our website: www.boviemedical.com to view the most current news.

Results of Operations

The table below outlines the components of the consolidated statements of earnings as a percentage of net sales for the periods indicated:

	Year Ended
	December 31, 2008	December 31, 2007	December 31, 2006
Sales	100.0%	100.0%	100.0%
Cost of sales	57.8	60.7	60.3
Gross profit	42.2	39.3	39.7

Other costs:
Research and development	7.3	5.7	3.9
Professional fees	3.5	2.6	2.0
Salaries and related costs	10.8	9.7	9.6
Selling, general and administration	16.0	14.0	13.9
Development cost - joint venture	-	-	0.5

Total other costs	37.6	32.0	29.9

Income from operations	4.6	7.3	9.8

Other income/expense	5.3	0.5	0.3

Net income before taxes and minority expense	9.9	7.8	10.1

Minority interest	0.0	0.0	0.1
Benefit (provision) for income taxes	(3.4)	0.5	(0.2)

Net income	6.5	8.3	10.0

2008 Compared with 2007

The table below sets forth domestic/international and product line sales information:

Net Sales (in thousands)				Percentage
			Increase	Change
	2008	2007	(Decrease)	2008/2007

Domestic/international sales
Domestic	$23,176	$24,474	$(1,298)	(5.3)%
International	4,920	4,305	615	14.3%

Total net sales	$28,096	$28,779	$(683)	(2.4)%

Product sales:
Electrosurgical	$19,473	$20,284	$(811)	(4.0)%
Cauteries	6,265	6,131	134	2.2%
Other	2,358	2,364	(6)	0.0%

Total net sales	$28,096	$28,779	$(683)	(2.4)%

The results of operations for the year ended December 31, 2008 show a decrease in sales of approximately $683,000 or 2.4% compared with the year ended December 31, 2007. Sales of electrosurgical products decreased by 4.0% or $0.8 million compared with the year ended December 31, 2007 while sales of cauteries increased by 2.2% from $6.1 million to $6.3 million.  Other sales remained about the same at $2.4 million.  This overall decrease was mainly the result of a decrease in OEM electrosurgical sales.  No sales of one particular electrosurgical product dominated the number of units sold.

Our ten largest customers accounted for approximately 70% of net revenues for 2008 as compared with 71% in 2007. In 2008 and 2007, Arthrex was our only customer that accounted for over 10% of total revenues (20%, and 21% of our revenues for such years).  Arthrex sales of generators and accessories decreased by approximately $0.5 million or 6.5% to $5.7 million for the year ended December 31, 2008 from $6.2 million for the year ended December 31, 2007.

Domestic sales were $23.2 million for the year ended December 31, 2008, representing a decrease of 5.3% from the prior year. International sales were $4.9 million for the year ended December 31, 2008, representing an increase of 14.3% or $0.6 million over the prior year.  The international sales increase was primarily a result of increased sales in our IDS product line coupled with our customers increased purchasing power due to the declining US dollar exchange rate.

Cost of sales represented 57.8% of sales during the year ended December 31, 2008 or 2.9% better than the 60.7% during the year ended December 31, 2007.  This was mainly from changes in product sales mix resulting in  material costs decreasing by 8.4%, direct labor decreasing by 1.1% and overhead decreasing by 7.3% mainly due to a decrease in contractor development services.

Research and development expenses were 7.3% and 5.7% of sales for the years ended December 31, 2008 2007, respectively.  These expenses increased 25.4% in 2008 to approximately $2.1 million, an increase over the year ended December 31, 2007 of approximately $0.4 million. This increase is largely due to costs related to our Canadian facility, annual salary increases, and costs related to our new SEER (Saline Enhanced Electrosurgical Resection) device.

Professional services expenses increased from approximately $0.7 million in 2007 to $1.0 million in 2008, an increase of approximately $250,000 or 34.3%.  This increase is mainly attributable to an increase in legal costs related to the litigation for the Erbe lawsuit and audit fees for Sarbanes Oxley related testing.

Salaries and related costs increased by 7.5% to $3.0 million in 2008 compared with $2.8 for the year ended December 31, 2007.  The increase was mainly attributable to additional employees needed to foster our growth in various areas coupled with annual salary increases.

Selling, general and administration expenses increased as a percentage of sales by 3.0% for 2008 compared with the year ended December 31, 2007 or an increase of approximately $0.5 million to a total of $4.5 million for 2008 from $4.0 million for 2007. This increase was mainly due to increased costs of establishing a distribution channel in Europe for the MEG and SEER product lines, coupled with increases in travel costs, amortization, and commissions.

We have arrangements with various sales representatives to develop markets for our new products and to maintain customer relations. Our current representatives receive an average commission of approximately 4% of sales in their market areas. In 2008 and 2007, commission expenses were approximately $727,800 and $633,200 respectively, an increase of 14.9%.  The increase was due to increased sales upon which we pay commissions.

Net interest earned decreased by approximately $131,000 during the year ended December 31, 2008 when compared with 2007.  This was due to lower interest rates on the sweep account coupled with the interest expense incurred on debt that was used to acquire a new building.

During 2008, we realized other income in the amount of approximately $1.5 million, as a result of our acquiring intellectual property from a contract settlement with Boston Scientific Corporation.

Our income tax provision for the year ended December 31, 2008 was approximately $945,000 compared with approximately $6,100 for the year ended December 31, 2007.  Our effective tax rate was approximately 34% for the year ended December 31, 2008, which percentage is somewhat less than statutory rates because of certain research and development tax credits we used during the year.  The prior year tax provision was minimal because we offset the current provision that would otherwise be due through the utilization of net operating loss carryforwards  that had been reduced by a valuation allowance at December 31, 2006.
Net earnings for fiscal 2008 decreased 18.4% to $1.8 million from $2.2 million in 2007. Basic net earnings per share decreased by 26.7% to $0.11 in 2008 from $0.15 in 2007. Diluted earning per share in 2008 was $0.11 compared with $.13 for diluted earnings per share for 2007.

2007 Compared with 2006

The table below sets forth domestic/international and product line sales information:

Net Sales (in thousands)				Percentage
			Increase	Change
	2007	2006	(Decrease)	2007/2006

Domestic/international sales
Domestic	$24,474	$23,431	$1,043	4.5%
International	4,305	3,245	1,060	32.7%

Total net sales	$28,779	$26,676	$2,103	7.9%

Product sales:
Electrosurgical	$20,284	$18,255	$2,029	11.1%
Cauteries	6,131	5,846	285	4.9%
Other	2,364	2,575	(211)	(8.1)%

Total net sales	$28,779	$26,676	$2,103	7.9%

The results of operations for the year ended December 31, 2007 show increased sales but a decrease in pre-tax income compared with the year ended December 31, 2006. Sales of electrosurgical products increased by 11.1% or $2.0 million compared with the year ended December 31, 2006 while sales of cauteries increased by 4.9% from $5.8 million to $6.1 million.  Other sales decreased by 8.1% from $2.6 million to $2.4 million.  This decrease was mainly the result of a decrease in contracted development services revenue as OEM developed products went into production and was offset by the increase in electrosurgical product sales.  No sales of one particular electrosurgical product dominated the number of units sold.  Our ten largest customers accounted for approximately 71% of net revenues for 2007 compared with 73% in 2006. Arthrex was our only customer that accounted for over 10% of 2007 total revenues (21% of such revenues) whereas in 2006, two customers accounted for greater than 10% of our sales (Arthrex for 22% and Medtronic for 10.5%).

Arthrex sales of generators and accessories increased slightly by approximately $50,000 or 0.1% to $6.2 million for the year ended December 31, 2007 from $6.1 million for the year ended December 31, 2006.

Domestic sales were $24.5 million for the year ended December 31, 2007, representing an increase of 4.5% from the prior year. International sales were $4.3 million for the year ended December 31, 2007, representing an increase of 33.3% or $1.1 million over the prior year.  The international sales increase was primarily a result of increased sales in our IDS product line coupled with our customers increased purchasing power due to the declining US dollar exchange rate.

Cost of sales represented 60.7% of sales during the year ended December 31, 2007 and remained relatively the same, as a percentage of sales, compared with 60.3% during the year ended December 31, 2006, with; total cost of sales of $17.5 million and $16.1 million, respectively.  The fractional percentage increase was the net result of an increase in material cost of 0.9% offset by combined decreases of 0.2% in direct labor costs and 1.1% in overhead costs.

Research and development expenses were 5.7% and 3.9% of sales for the years ended December 31, 2007 and 2006, respectively.  These expenses increased 52.6% in 2007 to approximately $1.6 million, an increase over the year ended December 31, 2006 of approximately $0.6 million. This increase is largely due to costs related to our Canadian facility, annual salary increases, and ICON GI final program testing. New products under development are the modular forceps instruments, Polarian, and our ICON GS plasma technology, and various improvements to our line of electrosurgical generators. In August 2007, we began production and sales of the ICON GI device.

Professional services expenses increased from approximately $0.5 million in 2006 to $0.7 million in 2007, an increase of approximately $218,000 or 41.9%.  This increase is mainly attributable to an increase in legal costs related to the development of additional manufacturing and development contracts as well as an increase in patent related filings during the year ended December 31, 2007 compared with the year ended December 31, 2006.

Salaries and related costs increased by 9.7% to $2.8 million in 2007 compared with $2.6 million for the year ended December 31, 2006.  The increase was mainly attributable to additional employees needed to foster our growth in various areas coupled with annual salary increases.

Selling, general and administration expenses increased as a percentage of sales by 0.1% for 2007 compared with the year ended December 31, 2006 or an increase of approximately $0.3 million to a total of $4.0 million for 2007 from $3.7 million for 2006. This increase was mainly due to increased AMEX exchange fees, coupled with increases in regulatory fees, amortization, commissions and depreciation expenses.

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

Net interest earned increased by approximately $53,000 during the year ended December 31, 2007 compared with 2006, primarily as a result of our higher invested cash balances.

During the years ended December 31, 2007 and 2006 we recorded current income tax provisions of approximately $60,000 and $48,000, respectively (which amounts related primarily to alternative minimum income taxes) and a benefit for deferred income taxes of approximately $53,900 at December 31, 2007.   At December 31, 2006, a significant portion of our deferred income tax assets arising from net operating loss carryforwards were reduced by valuation allowances.   In 2007, we satisfied ourselves that such valuation allowances were no longer necessary in accordance with  the provisions of Financial Accounting Standards Statement No. 109 "Accounting for Income Taxes".  The reversal of the valuation allowance was the primary reason for the benefit we recorded in 2007.

Net earnings for fiscal 2007 decreased 16.3% to $2.2 million from $2.7 million in 2006. Basic net earnings per share decreased by 21.1% to $0.15 in 2007 from $0.19 in 2006. Diluted earnings per share in 2007 was $0.13 compared with $0.16 for diluted earnings per share for 2006.

Liquidity and Capital Resources

Our working capital at December 31, 2008 was $9.8 million compared with $10.0 million at December 31, 2007. Accounts receivable days sales outstanding were 37 days and 39 days at December 31, 2008 and 2007 respectively. Day’s sales in inventory increased 34 days to 144 days at December 31, 2008 from 110 days at December 31, 2007. The higher days sales in inventory is due to increased inventories resulting from additional orders to be shipped and products to be manufactured under OEM contracts.

In fiscal 2008, net cash provided by operating activities amounted to $0.7 million compared with net cash provided of $2.1 million from operations in 2007. The decrease in cash generated by operations in 2008 compared with the prior year is primarily due to an increase in the balance of trade accounts receivable and the build up of inventory parts to accommodate the anticipated increase in sales of new products.

Net cash used in investing activities was $4.5 million and $1.7 million during 2008 and 2007, respectively, which amounts were used for the purchase of property and equipment (most notably a new facility), purchased technology and license rights.

Net cash provided by financing activities was $2.9 million for fiscal 2008, an increase of $2.7 million compared with fiscal 2007. During fiscal 2008, we received $4.0 million from industrial revenue bonds through RBC Bank, These funds covered approximately $2.7 million of the $3 million purchase price for the facility and the remainder is being held in escrow until such time we complete our renovations to prepare the facility for our manufacturing needs.  The bonds, which are being amortized over a 20 year term, balloon in 10 years and bear interest at a  fixed interest rate of 4.6%.  Scheduled maturities of this indebtedness are $125,000, $135,000, $140,000, $145,000 and $155,000 for 2009, 2010, 2011, 2012 and 2013.

We had $2,500,000 in cash and cash equivalents at December 31, 2008. We believe our cash on hand, as well as anticipated cash flows from operations, will be sufficient to meet our operating cash commitments for the next year. Should additional funds be required, we have $5.0 million of additional borrowing capacity available under our existing line of credit facility with RBC Bank (see below).

The Company’s future contractual obligations for agreements with initial terms greater than one year and agreements to purchase materials in the normal course of business are summarized as follows (in thousands):

Description	Years Ending December 31,
	2009	2010	2011	2012	2013	2014
Operating leases	282	278	252	247	223	11
Employment agreements	1,038	814	64		-	-
Purchase Commitments	5,766	-	-	-	-	-

The Company has a $5 million secured revolving line of credit with RBC Bank (USA) that is due on demand.   The line of credit allows for maximum borrowings of $5,000,000, and advances under the line bear interest at 4.39% and are secured by a perfected first security interest in all our business assets, namely inventory, accounts receivable, equipment, and general intangibles. Through May 12, 2009,  the full amount of the line is available, and subsequent to such time, available borrowings will be based on a borrowing base utilizing a percentage of eligible receivables and inventories. As of December 31, 2008 and March 1, 2009, no borrowings were outstanding under the line of credit.

Critical Accounting Estimates

In preparing the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), we have adopted various accounting policies. Our most significant accounting policies are disclosed in Note 1 to the consolidated financial statements.

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, property, plant and equipment, legal proceedings, research and development, warranty obligations, product liability, sales returns and discounts, and income taxes are updated as appropriate, which in most cases is at least quarterly. We base our estimates on historical experience, or various assumptions that are believed to be reasonable under the circumstances and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Actual results may materially differ from these estimates.

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

Long-lived assets

We review long-lived assets which are held and used, including property and equipment and intangible  assets, for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Such evaluations compare the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset over its expected useful life and are significantly impacted by estimates of future prices and volumes for our products, capital needs, economic trends and other factors that are inherently difficult to forecast. If the asset is considered to be impaired, we record an impairment charge equal to the amount by which the carrying value of the asset exceeds its fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique.

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

SFAS No. 157 – Fair Value Measurement

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements. This standard defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2— Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The partial adoption of SFAS No. 157 on January 1, 2008, for financial assets and liabilities did not have a material impact on the Company’s consolidated financial position or results of operations.

SFAS No. 158 – Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statement Nos. 87, 88, 106, and 132(R)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statement Nos. 87, 88, 106, and 132(R)”. This Statement requires an employer that is a business entity and sponsors one or more single-employer defined benefit plans to (a) recognize the funded status of a benefit plan—measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation—in its statement of financial position; (b) recognize, as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FAS 87, Employers’ Accounting for Pensions, or FAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions; (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions); and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations.  An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. Adoption of this statement did not have a material effect on the Company’s consolidated financial position or results of operations.

SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115

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

SFAS No. 160 - Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the accounting for partial and/or step acquisitions. SFAS No. 160 will be effective for the Company in the first quarter of fiscal year 2010, however since we do not have any minority interests, it will not impact our consolidated financial statements.

SFAS No. 161 – Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”. This Standard requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. The Standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. As SFAS No. 161 relates specifically to disclosures, the Standard will have no impact on our consolidated financial position or results of operations.

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

FASB Staff Position (“FSP”) FSP FAS 142-3, Determination of the Useful Life of Intangible Assets or FSP FAS 142-3.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets or FSP FAS 142-3”. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the intangible asset. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact that the adoption of FSP FAS 142-3 will have, but does not believe it will be material to the consolidated financial position or results of operations.

SFAS No. 162 - The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. The implementation of this standard did not have any effect on the Company’s financial statements.

SFAS No. 163 - Accounting for Financial Guarantee Insurance Contracts

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60”.  The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in FAS 163, issued by enterprises included within the scope of FAS 60. Accordingly, SFAS 163 does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). SFAS 163 also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS 163, which is effective for fiscal years beginning after December 15, 2008, is not expected to have any effect on our financial statements.

FASB Staff Position (“FSP”) Accounting Principles Board (“APB”) 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued FASB Staff Position (“FSP”) Accounting Principles Board (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement of the conversion option. FSP APB 14-1 requires bifurcation of the instrument into a debt component that is initially recorded at fair value and an equity component. The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity. The liability component of the debt instrument is accreted to par using the effective yield method; accretion is reported as a component of interest expense. The equity component is not subsequently re-valued as long as it continues to qualify for equity treatment. FSP APB 14-1 must be applied retrospectively to previously issued cash-settleable convertible instruments as well as prospectively to newly issued instruments. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Because we do not have any convertible debt instruments, we do not expect that the adoption of this statement will have any effect on our consolidated financial statements.

FASB Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. This FASB Staff Position  addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. At this time, the Company does not believe FSP EITF 03-6-1 will have any impact on our earnings per share calculations.

FASB Staff Position (“FSP”) No. EITF 08-7, Accounting for Defensive Intangible Assets

In November 2008, the Emerging Issues Task Force issued EITF No. 08-7, “Accounting for Defensive Intangible Assets” which clarifies the accounting for “defensive” intangible assets subsequent to initial measurement. EITF 08-7 applies to acquired intangible assets which an entity has no intention of actively using, or intends to discontinue use of the intangible asset but holds it (locks up) to prevent others from obtaining access to it (i.e., a defensive intangible asset). Under EITF 08-7, the Task Force reached a consensus that an acquired defensive asset should be accounted for as a separate unit of accounting (i.e., an asset separate from other assets of the acquirer) and the useful life assigned to an acquired defensive asset should be based on the period during which the asset would diminish in value. EITF 08-7 is effective for defensive intangible assets acquired in fiscal years beginning on or after December 15, 2008.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk

Our short term investments consist of cash, cash equivalents and overnight investments. As such we do not believe we are exposed to significant interest rate risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid overnight money market investments. If a 10% change in interest rates were to have occurred on December 31, 2008, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

ITEM 8. Financial Statements and Supplementary Data

The information required by this item may be found beginning on page F-1 of this Annual Report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Due to the unexpected passing of the principal partner, we terminated our relationship with our accounting firm Bloom and Company LLP and filed an 8K with the SEC noting the change on April 25, 2007. We then engaged Kingery & Crouse, P.A. as our independent accountants, and our Board of Directors approved the change. Bloom and Company LLP’s report on our consolidated financial statements as of and for the year ended December 31, 2006 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

There were no disagreements with our current and former accountants on accounting and financial disclosures.

ITEM 9A. Disclosure Controls and Procedures

Controls and Procedures

We have carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of December 31, 2008. Based upon that evaluation, our CEO and CFO concluded that, as of the end of that period, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate annually the effectiveness of our internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal control over financial reporting in all annual reports. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, our management has concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Kingery & Crouse, P.A., our independent registered public accounting firm, as stated in their report, which is attached to our audited financial statements.

ITEM 9B. Other Information

None.

Part III

ITEM 10. Directors, Executive Officers, and Corporate Governance

Set forth below is information regarding the executive officers and directors of Bovie Medical as of February 28, 2009:

Name	Position	Director Since
Andrew Makrides	Chairman of the Board, President, and CEO	December 1982

J. Robert Saron	President of Aaron Medical Industries, Inc. and Director	August 1994

George Kromer	Research Analyst and Director	October 1995

Brian Madden	Director	September 2003

Randy Rossi	Director	September 2004

Michael Norman	Director	September 2004

August Lentricchia	Director	October 2007

Moshe Citronowicz	Executive Vice President and Chief Operating Officer

Gary D. Pickett	Chief Financial Officer, Treasurer, and Secretary

Steve Livneh	President of Bovie Canada and Director	April 2008

Steven MacLaren	Director	April 2008

Directors serve for one-year terms and are elected at the annual shareholders’ meeting.

Andrew Makrides, Esq. Age 67, Chairman of the Board and President, member of the Board of Directors, received a Bachelor of Arts degree in Psychology from Hofstra University and a Juris Doctor Degree from Brooklyn Law School. He is a member of the Bar of the State of New York and practiced law from 1968 until joining Bovie Medical Corporation as a co-founder and Executive Vice President and director, in 1982. Mr. Makrides became President of the Company in 1985 and the CEO in December 1998 and has served as such to date. Mr. Makrides employment contract extends to December 31, 2011.

J. Robert Saron, age 56, Director, holds a Bachelor degree in Social and Behavioral Science from the University of South Florida. From 1988 to present Mr. Saron has served as a director of Aaron Medical Industries, Inc. (formerly Suncoast Medical Manufacturing, Inc.). Mr. Saron served as CEO and chairman of the Board of the Company from 1994 to December 1998. Mr. Saron is currently the President of Aaron Medical Industries, Inc., which serves as the Company’s marketing subsidiary, and he is also a member of the Board of Directors of the Company. Mr. Saron serves on two industry boards, the Health Industry Distributors Association Education Foundation and the Health Care Manufacturing Marketing Council. Mr. Sarons employment contract extends to December 31, 2011.

George Kromer, Jr., age 68, became a director on October 1, 1995. On January 1, 2006 Mr. Kromer accepted an employment position with Bovie Medical Corporation as research analyst for the company in which he still maintains his capacity as a director. Mr. Kromer had been writing for business publications since 1980. In 1976, he received a Master’s Degree in health administration from Long Island University. He was engaged as a Senior Hospital Care Investigator for the City of New York Health & Hospital Corporation from 1966 to 1986. He also holds a Bachelor of Science Degree from Long Island University’s Brooklyn Campus and an Associate in Applied Science Degree from New York City Community College, Brooklyn, New York.

Moshe Citronowicz, age 56, is a graduate of the University of Be’er Sheva, Be’er Sheva, Israel, with a Bachelor of Science Degree in electrical engineering.  Since coming to the United States in 1978, Mr. Citronowicz has worked in a variety of manufacturing and high technology industries. In October 1993, Mr. Citronowicz joined the Company as Vice President of Operations. He is responsible for all areas of manufacturing, purchasing, product redesign, as well as new product design. In September 1997, Mr. Citronowicz was appointed by the Board of Directors to the position of Executive Vice President and Chief Operating Officer. Mr. Citronowicz’s employment contract extends to December 31, 2011.

Gary D. Pickett, CPA, age 57, holds an MBA from the University of Tampa, a BS degree in Accounting from Florida State University, and served five years as a field artillery officer in the United States Army.  Mr. Pickett joined as controller of Bovie in March 2006 and became Chief Financial Officer in October 2006.  During the past five years, Mr. Pickett held positions of Director of Financial Systems with Progress Energy Services of Raleigh, NC, Vice President and Controller of Progress Rail Services, a subsidiary of Progress Energy Services in Albertville, AL, each of which were non-affiliated with Bovie.  He has had extensive experience in Sarbanes-Oxley implementation as well as GAAP accounting and SEC Reporting.

Brian Madden, age 55, joined Bovie as a director in August 2003.  He graduated from Iona College in 1976 with a Bachelor of Business Administration degree. He is currently the president of Liberty Title Agency, which he founded in 2001. He has been a member of the boards of various professional and civic organizations such as: Long Island Housing Partnership, chairman of NYS Land Title Association-Agents Committee, Elwood School Board, Good Samaritan Hospital Board of Governors, Long Island Children’s Museum, and various others. In addition Mr. Madden sits on the board of Madison National Bank (MNBX) and presently sits on our audit committee.

Randy Rossi, age 49, joined Bovie as a director in 2004.  He graduated from the University of Southwestern LA, with a BSBA degree in management.  Mr. Rossi currently serves as President of In Home Respiratory, which he founded in 2004. Prior to that, he served as Executive VP at Brewer Corp. and was president at Kendall Patient Care Division of TYCO Healthcare from 2000-2004.

Michael Norman, CPA age 51, joined Bovie in 2004.  He manages the CPA firm, Michael Norman, CPA, PC since 1994 specializing in business financial planning as well as governmental and financial auditing. Mr. Norman is a member of the Nassau County Board of Assessors, Treasurer of the Don Monti Memorial Research Foundation and a Glen Cove City Councilman, all located on Long Island, New York. He also serves as the expert member of Bovie’s audit committee.

August Lentricchia, age 54, is presently employed by Freedom Tax and Financial Services Bohemia as a Registered Representative since 2001. He is also licensed as a Registered Representative and investment consultant of HD Vest Investment Services, a non-bank subsidiary of Wells Fargo and Company. He has also served as an investment consultant for Citibank. Since joining the Board in August of 2007, Mr. Lentricchia serves on our audit committee. He is a graduate of the University of Arizona (BA 1977) and has received a Masters degree in Education from Dowling College (2004).

Steve Livneh, age 60, became President of Bovie Canada in October 2006 following the asset purchase of certain intellectual properties by Bovie from Lican Development of Ontario, Canada, and then a director in April 2008.  Mr. Livneh, is a mechanical engineer and inventor, and has developed and manufactured varied products, including aerial munitions, consumer goods, irrigation and hydraulic devices and guidance systems.  During the past several years he has been engaged in developing endoscopic electrosurgery instruments, targeting the general surgery, gynecology, urology and thoracic surgery markets.

Steven MacLaren, age 38, joined Bovie as a director in April 2008. Mr. MacLaren is a 1991 graduate of the Ohio State University in Columbus, Ohio with a BSBA degree in accounting. He is currently the principal owner of Ronin Consulting Group, LLC of Belleair Bluffs, Florida, which he started in February 2004 and which has provided consulting services for Bovie Medical since August 2005. Previous to this he served as the CFO and a technical currency trader of Capital Management Group, LLC, an investment company located in Naples, FL from November 2001 through February 2004. Mr. MacLaren has a history with the Company as he also served as Bovie Medical’s Controller from November 1996 through October 2001. He has extensive knowledge in technical analysis techniques and trading systems applied in both U.S. equity and foreign currency markets.

Independent Board Members

The board has five members, Brian Madden, Randy Rossi, Michael Norman, August Lentricchia, and Steven MacLaren that meet the existing independence requirements of the NYSE Alternext Market and the Securities and Exchange Commission.

Audit Committee

The Audit Committee assists the full Board of Directors in its general oversight of our financial reporting, internal controls, and audit functions, and is directly responsible for the appointment, compensation and oversight of the work of our independent registered public accounting firm. The Audit Committee reviews and discusses with management and our independent accountants the annual audited and quarterly financial statements (including the disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), reviews the integrity of the financial reporting processes, both internal and external, reviews the qualifications, performance and independence of our independent accountants, and prepares the Audit Committee Report included in this Annual Report on Form 10-K in accordance with rules and regulations of the Securities and Exchange Commission. The audit committee has the power to investigate any matter brought to its attention within the scope of its duties. It also has the authority to retain counsel and advisors to fulfill its responsibilities and duties. The audit committee also acts as a qualified legal compliance committee.

Our audit committee consists of three independent members of the Board of Directors, Brian Madden, Michael Norman CPA, and August Lentricchia. Michael Norman serves as a financial expert for the Committee. The Audit Committee meets as often as it determines necessary but not less frequently than once every fiscal quarter.

AUDIT COMMITTEE REPORT

Our Audit Committee is composed of “independent” directors, as determined in accordance with Rule 10A-3 of the Securities Exchange Act of 1934. The Audit Committee operates pursuant to a written charter adopted by the Board of Directors.

As described more fully in its charter, the purpose of the Audit Committee is to assist the Board of Directors with its oversight responsibilities regarding the integrity of our company’s financial statements, our compliance with legal and regulatory requirements, assessing the independent registered public accounting firm’s qualifications and independence and the performance of the persons performing internal audit duties for our company and the independent registered public accounting firm. Management is responsible for preparation, presentation and integrity of our financial statements as well as our financial reporting process, accounting policies, internal audit function, internal accounting controls and disclosure controls and procedures. The independent registered public accounting firm is responsible for performing an independent audit of our consolidated financial statements in accordance with generally accepted auditing standards and to issue a report thereon. The Audit Committee’s responsibility is to monitor and oversee these processes. The following is the Audit Committee’s report submitted to the Board of Directors for 2008.

The Audit Committee has:

•	reviewed and discussed our audited financial statements with management and Kingery & Crouse, P. A., the independent accountants

•	discussed with Kingery & Crouse, P.A. matters required to be discussed by Statement on Auditing Standards No. 114, Communications with Audit Committees, as may be modified or supplemented; and

•
received from Kingery & Crouse, P. A. the written disclosures and the letter regarding their independence as required by PCAOB Rule 3526, Communication with Audit Committees Concerning Independence, as may be modified or supplemented, and discussed the auditors’ independence with them.

In addition, the Audit Committee has met separately with management and with Kingery & Crouse, P. A.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2008 for filing with the Securities and Exchange Commission.

The foregoing audit committee report shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, and shall not otherwise be deemed filed under these acts, except to the extent we specifically incorporate by reference into such filings.

Governance and Nominating Committee

The Governance and Nominating Committee is responsible for matters relating to the corporate governance of our company and the nomination of members of the board and committees thereof. Our Governance and Nominating Committee consists of four independent members of the Board of Directors, Brian Madden, Michael Norman CPA, August Lentricchia, and Steven MacLaren. The Governance and Nominating Committee meets as often as it determines necessary, but not less than once a year.

Compensation Committee

The Compensation Committee is responsible for overseeing our compensation and employee benefit plans (including those involving the issuance of our equity securities) and practices, including formulating, evaluating, and approving the compensation of our executive officers and reviewing and recommending to the full Board of Directors the compensation of our Chief Executive Officer.  The committee is also responsible for recommending the level of Board of Directors' compensation to the full Board of Directors. Our Compensation Committee consists of four independent members of the Board of Directors, Brian Madden, Michael Norman CPA, August Lentricchia, and Steven MacLaren. The Compensation Committee meets as often as it determines necessary, but not less than once a year.

Ethics Code

On March 30, 2004 Bovie adopted an executive employee ethics code.

A copy of the code of ethics which expressly relates to the CEO and CFO will be provided without charge to any person upon request to Bovie Medical Corporation, 734 Walt Whitman Road, Melville, NY 11747, Attn: Andrew Makrides.

ITEM 11. Executive Compensation Discussion and Analysis

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

The annual base salaries of Bovie's Named Executive Officers are determined by its Compensation Committee and  approved by the Board of Directors. All salary decisions are based on each Named Executive Officer's level of responsibility, experience and recent and past performance, as determined by the independent Board members, constituting the Compensation Committee. The Compensation Committee  does not benchmark its base salaries in any way, nor do they employ the services of a compensation consultant.

Stock options

The second component of executive compensation is equity grants which have mainly come in the form of stock options. Bovie believes that equity ownership in the Company is important to provide its Named Executive Officers with long-term incentives to better align interests of executives with the interests of stockholders and build value for Bovie stockholders. In addition, the equity compensation is designed to attract and retain the executive management team. Stock options have value only if the stock price increases over time and, therefore, provide executives with an incentive to build Bovie's value. This characteristic ensures that the Named Executive Officers have a meaningful portion of their compensation tied to future stock price increases and rewards management for long-term strategic planning through the resulting enhancement of the stock price.

Stock option awards to Named Executive Officers are entirely discretionary. The CEO and COO recommend to the Compensation Committee which individuals should be awarded stock options. The Compensation Committee considers the prior contribution of these individuals and their expected future contributions to the growth of Bovie then formulates and presents the recommended allocation of stock option awards to the Board of Directors for approval. The Board of Directors approves or, if necessary, modifies the committee’s recommendations.

Perquisites and Other Benefits

Bovie's Named Executive Officers are eligible for the same health and welfare programs and benefits as the rest of its employees in their respective locations. In addition, Bovie's CEO, COO, and President of Aaron each receive an automobile allowance of approximately $6,400 per year.

Bovie's Named Executive Officers are entitled to participate in and receive employer contributions to Bovie's 401(k) Savings Plan. For more information on employer contributions to the 401(k) Savings Plan see the Summary Compensation Table and its footnotes.

Tax and Accounting Considerations.

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), places a limit of $1,000,000 on the amount of compensation that we may deduct as a business expense in any year with respect to each of our most highly paid executives unless, among other things, such compensation is performance-based and has been approved by stockholders. The non-performance-based compensation paid to our executive officers for the 2008 fiscal year did not exceed the $1 million limit per officer. Accounting considerations also play an important role in the design of our executive compensation program. Accounting rules such as FAS 123R require us to expense the cost of our stock option grants which reduces the amount of our reported profits. Because of option expensing and the impact of dilution on our stockholders, we pay close attention to the number and value of the shares underlying stock options we grant.

Compensation of Named Executive Officers

The following table sets forth the compensation paid to each of Bovie’s Named Executive Officers for the three years ended December 31, 2008 for services to our company in all capacities:

Summary Compensation Table

Name And Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)		Non- Equity Incentive Plan Compensa- tion Earnings ($)	Change in Pension Value and Nonquali- fied Deferred compen- sation Earnings ($)	All Other Compen- Sation ($)		Total ($)
(a)	(b)	(c)		(d)	(e)	(f)		(g)	(h)	(i)		(j)
Andrew	2008	$208,598		$3,870	0	0		0	0	$20,553	(8)	$223,022
Makrides	2007	$195,452		$3,685	0	0		0	0	$21,770	(6)	$220,907
President,	2006	$217,358	* (1)	$3,685	0	0		0	0	$19,646	(7)	$240,689
CEO,
Chairman of the Board
Gary D.	2008	$104,083		$1,961	0	0		0	0	$3,316	(19)	$109,360
Pickett	2007	$94,457		$1,904	0	88,200	*(5)	0	0	$3,097	(9)	$187,658
CFO,	2006	$66,442	* (A)(4)	$1,731	0	0		0	0	$1,488	(10)	$69,661
Treasurer,
Secretary
J. Robert	2008	$295,650		$5,480	0	0		0	0	$21,312	(13)	$322,442
Saron	2007	$276,680		$5,218	0	0		0	0	$20,413	(11)	$302,311
President	2006	$281,109	* (2)	$5,218	0	0		0	0	$16,201	(12)	$302,528
Aaron
Medical and
Director
Moshe	2008	$213,197		$4,026	0	0		0	0	$21,055	(16)	$238,278
Citronowicz	2007	$203,349		$3,834	0	0		0	0	$20,109	(14)	$227,292
Vice	2006	$242,947	* (3)	$3,834	0	0		0	0	$18,506	(15)	$265,287
President
Chief
Operating
Officer
Steve	2008	$164,959		$2,747	0	0		0	0	$6,575	(20)	$174,281
Livneh	2007	$174,155		$3,523	0	0		0	0	$12,664	(17)	$190,342
President	2006	$36,060	* (B)	$2,885	0	0		0	0	$1,750	(18)	$40,695
Bovie
Canada

__________________________________________

Column (d) consists of amounts for annual bonuses given to all employees equal to one week of base compensation.

(A) Mr. Pickett started with Bovie on March 27, 2006.

(B) Mr. Livneh started with Bovie on October 1, 2006.

*(1) Includes $27,825 for unused vacation pay, which had been expensed  in prior years.  This had no effect on the Company’s 2006 earnings.

*(2) Includes $13,045 for unused vacation pay, which had been expensed  in prior years.  This had no effect on the Company’s 2006 earnings.

*(3) Includes $49,561 for unused vacation pay, which had been expensed in prior years.  This had no effect on the Company’s 2006 earnings.

*(4) Includes $865 for unused vacation pay, which had been expensed  in 2006.

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

(8) This amount includes: $4,151 of employer contributions under the Bovie Employee 401(k) savings plan; car allowance of $6,431; life insurance premiums of $396; and health insurance premiums of $9,576.

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

(12) This amount includes: $5,179 of employer contributions under the Bovie Employee 401(k) savings plan; car allowance of $6,310; life insurance premiums of $434; and health insurance premiums of $4,145.

(13) This amount includes: $8,738 of employer contributions under the Bovie Employee 401(k) savings plan; car allowance of $6,431; life insurance premiums of $434; and health insurance premiums of $5,709.

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

(16) This amount includes: $6,470 of employer contributions under the Bovie Employee 401(k) savings plan; car allowance of $6,431; life insurance premiums of $434; and health insurance premiums of $7,720.

(17) This amount includes: $4,591 of employer contributions under the Bovie Employee 401(k) savings plan; car allowance of $6,310; life insurance premiums of $192; and health insurance premiums of $1,571.

(18) This amount includes: $0 of employer contributions under the Bovie Employee 401(k) savings plan; car allowance of $1,440; life insurance premiums of $48; and health insurance premiums of $262.

(19) This amount includes: $2,970 of employer contributions under the Bovie Employee 401(k) savings plan; and life insurance premiums of $346.

(20) This amount includes: $4,976 of employer contributions under the Bovie Employee 401(k) savings plan;  life insurance premiums of $192; and health insurance premiums of $1,407.

Employment Agreements and Potential Payments Upon Termination or Change in Control

At December 31, 2008, we were obligated under  employment contracts with Mr. Makrides, Mr. Saron, and Mr. Citronowicz that were set to expire in January 2011. In January 2009 these maturity dates were extended to January 2012, and such maturity dates will continue to automatically extend for a period of one year unless we provide the executives with appropriate written notice pursuant to the contracts).  The employment agreements provide, among other things, that the Executive may be terminated as follows:

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
By Bovie, for cause if during the term of the Employment Agreement the Employee violates the non-competition provisions of his employment agreement, or is found guilty in a court of law of any crime of moral turpitude.

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

On June 18, 2007, the Company entered into a two year employment contract with Mr. Pickett to serve as Chief Financial Officer, which contract allowed for a one year extension unless the Company provided written notification conveying its intention not to renew.  Since no such notification was provided, the contract has a current expiration date of June 2010.  In the event of a change of control, the contract provides that Mr. Pickett will receive salary and bonus in effect up to the date of the remaining portion of the contract.

On October 10, 2006, the Company entered into a three year contract with Mr. Livneh to serve as President of Bovie Canada which contract allows for a two year extension, unless the Company provides written notice of its intention not to renew prior to the expiration date. In the event of a change of control, the Company is obligated to Mr. Livneh for compensation and bonuses currently in effect through to the date of the remaining portion of the contract.

There are no other employment contracts that have non-cancelable terms in excess of one year.

Grants of Plan-Based Awards

There were no incentive awards granted to Bovie's Named Executive Officers in fiscal 2008.

Options Exercises During Fiscal 2008

The following table summarizes the options exercised during the year ended December 31, 2008 and the value realized upon exercise:

	Option Awards
Name	Number of Shares Acquired on Exercise	Value Realized Upon Exercise ($) (1)
Andrew Makrides	390,000	$2,313,700
J. Robert Saron	195,000	$1,156,850
Moshe Citronowicz	390,000	$2,313,700
Steve Livneh	--	--
Gary Pickett	--	--

(1)	The value realized equals the excess of the fair market value of our common stock on the exercise date over the option exercise price, multiplied by the number of options exercised.

Outstanding Equity Awards

The following table presents information with respect to each unexercised stock option held by Bovie's Named Executive Officers as of December 31, 2008.

		Outstanding Equity Awards at 12/31/08
Name		# of Securities Underlying Unexercised Options (# Exercisable)	# of Securities Underlying Unexercised Options (# Unexercisable) (*)	Option Exercise Price ($/sh)	Option Expiration Date
Andrew Makrides		25,000	--	3.25	9/29/2013
		25,000	--	2.13	9/23/2014
		25,000	--	2.25	5/5/2015
J. Robert Saron		12,500	--	3.25	9/29/2013
		12,500	--	2.13	9/23/2014
		12,500	--	2.25	5/5/2015
Moshe Citronowicz		25,000	--	3.25	9/29/2013
		25,000	--	2.13	9/23/2014
		25,000	--	2.25	5/5/2015
Gary Pickett		20,000	--	8.66	1/12/2017
		5,000	--	7.10	3/29/2017
Steve Livneh	(1)	100,000	--	3.26	1/1/2016

(1) Issued as part of Henvil Purchase Agreement in the name of Henvil Corporation. Steve Livneh is the principal owner of Henvil Corporation. (see Item 1 Business - New Products)

Compensation of Non-Employee Directors

The following is a table showing the director compensation for the year ended December 31, 2008:

Name	Fees Earned Or Paid In Cash ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)		(e)	(f)	(g)	(h)
Brian Madden	0	0	$32,250	* (1)	0	0	0	$32,250
Michael Norman	0	0	$32,250	* (2)	0	0	0	$32,250
Randy Rossi	0	0	$28,200	* (3)	0	0	0	$28,200
Steven MacLaren	0	0	$21,150	* (4)	0	0	0	$21,150

* (1)  Mr. Madden was granted 12,500 stock options on August 28, 2008 which had a fair value of $2.82 per option.

* (2)  Mr. Norman was granted 12,500 stock options on August 28, 2008 which had a fair value of $2.82 per option.

* (3)  Mr. Rossi was granted 10,000 stock options on August 28, 2008 which had a fair value of $2.82 per option.

* (4) Mr. MacLaren was granted 7,500 stock options on August 28, 2008 which had a fair value of $2.82 per option.

Directors' compensation is determined by the Board of Directors based upon recommendations from the Compensation Committee. The Board periodically grants directors stock options in order to assure that they have proper incentives and an opportunity for an ownership interest in common with other stockholders.

Our Board of Directors presently consists of J. Robert Saron, Andrew Makrides, Chairman, CEO, and President, George Kromer, Jr., Randy Rossi, Michael Norman, Brian Madden, August Lentricchia, Steve Livneh, and Steven MacLaren.

In 2003, the Board of Directors adopted and shareholders approved Bovie’s 2003 Executive and Employee Stock Option Plan covering a total of one million two hundred thousand (1,200,000) shares of common stock issuable upon exercise of options to be granted under the Plan.  In 2001, the Board of Directors adopted the 2001 Executive and Employee Stock Option Plan which reserved for issuance 1,200,000 stock options.

On October 30, 2007, shareholders approved and the Board of Directors adopted an amendment to the 2003 Executive and Employee Stock Option Plan to increase the maximum aggregate number of shares of common stock reserved for issuance under the 2003 Plan from 1.2 Million shares (already reserved against outstanding options) to 1.7 Million shares, or an increase of 500,000 shares of common stock for future issuance pursuant to the terms of the Plan. Except for the increase in the number of shares covered by the Plan, the Plan remains otherwise unchanged from its present status. In 2008, the Board of Directors granted 207,500 options to purchase a like number of shares of common stock.

There have been no changes in the pricing of any options previously or currently awarded.

COMPENSATION COMMITTEE REPORT

Our Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K with management. Based on our Committee’s review of and the discussions with management with respect to the Compensation Discussion and Analysis, our Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our Proxy Statement and in this Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for filing with the SEC.   Our compensation committees’ members are Steven MacLaren, Brian Madden, Michael Norman (CPA) and August Lentricchia.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of December 31, 2008, with respect to the beneficial ownership of the Company’s common stock by its executive officers, directors, all persons known by the Company to be the beneficial owners of more than 5% of its outstanding shares and by all officers and directors as a group.

	Number of Shares		Nature of	Percentage of
Name and Address	Title	Owned (i)	Ownership	Ownership (i)

The Frost National Bank	Common	300,000	Beneficial	1.8%
FBO Renaissance
US Growth Investment
Trust PLC.
Trust no. W00740100

The Frost National Bank	Common	1,000,000	Beneficial	5.9%
FBO, BFS US Special
Opportunities Trust PLC.
Trust no. W00118000

Directors and Officers
Andrew Makrides	Common	779,213(ii)	Beneficial	4.6%
734 Walt Whitman Road
Melville, NY 11746

George Kromer	Common	357,008(iii)	Beneficial	2.1%
P.O. Box 188
Farmingville, NY 11738

J. Robert Saron	Common	484,819(iv)	Beneficial	2.9%
7100 30th Avenue North
St. Petersburg, FL 33710

Brian Madden	Common	115,500 (vi)	Beneficial	0.7%
300 Garden City Plaza
Garden City, NY 11530

Mike Norman	Common	85,000(vii)	Beneficial	0.5%
410 Jericho Tpke.
Jericho, NY

Randy Rossi	Common	55,000(viii)	Beneficial	0.3%
2641 Kelliwood Circle
Shreveport, LA

Moshe Citronowicz	Common	541,504 (v)	Beneficial	3.2%
7100 30th Avenue North
St. Petersburg, FL 33710

Gary Pickett	Common	25,000 (ix)	Beneficial	0.2%
7100 30th Avenue North
St. Petersburg, FL 33710

Steve Livneh	Common	300,000 (x)	Beneficial	1.8%
4056 North Services Rd. E.
Windsor, Canada

August Lentricchia	Common	9,100 (xi)	Beneficial	0.1%
734 Walt Whitman Road
Melville, NY 11746

Steven MacLaren	Common	12,500 (xii)	Beneficial	0.1%
7100 30th Avenue North
St. Petersburg, FL 33710

Officers and Directors as a group (11 Persons)		2,764,644(xiii)		16.3%
__________________________________________

(i) Based on 16,795,269 outstanding shares of Common Stock and 1,867,150 outstanding options to acquire a like number of shares of Common Stock as of December 31, 2008, of which officers and directors owned a total of 622,500 options and 2,142,144 shares at December 31, 2008.  We have calculated the percentages on the basis of the amount of outstanding securities plus, for each person or group, any securities that person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(ii) Includes 704,213 shares and 75,000 ten year options owned by Mr. Makrides to purchase shares of Common Stock of the Company. Exercise prices for his options range from $2.13 for 25,000 shares to $3.25 for 25,000 shares.

(iii) Includes 282,008 shares and 75,000 ten year options owned by Mr. Kromer to purchase shares of the Company. Exercise prices for his options range from $2.13 for 25,000 shares to $3.25 for 25,000 shares.

(iv) Includes 447,319 shares and 37,500 ten year options owned by Mr. Saron, exercisable at prices ranging from $2.13 per share for 12,500 shares, and $3.25 per share for 12,500 shares.

(v) Includes 466,504 shares and 75,000 ten year options owned by Mr. Citronowicz exercisable at prices ranging from $2.13 for 25,000 shares to $3.25 for 25,000 shares.

(vi) Includes 5,500 shares and 110,000 ten year options owned by Mr. Madden exercisable at prices ranging from $3.25 for 25,000 shares to $8.66 for 12,500 shares.  Mr. Madden has no financial interest in 25,000 shares of Bovie owned by his wife.

(vii) Includes 85,000 ten year options owned by Mr. Norman exercisable at prices ranging from $2.13 for 25,000 shares to $8.66 for 12,500 shares.

(viii) Includes 55,000 ten year options owned by Mr. Rossi exercisable at prices ranging from $7.33 for 10,000 shares to $8.66 for 10,000 shares.

(ix) Includes 25,000 ten year options owned to Mr. Pickett exercisable at prices ranging from $8.66 for 20,000 shares to $7.10 for 5,000 shares. These options vest over a 7 year period.

(x) Includes 100,000 ten year options owned by Mr. Livneh. These options were part of the Henvil Purchase Agreement and were issued under the name Henvil Corporation. Mr. Livneh is the principal owner of Henvil Corporation. (see Item 1 Business - New Products) Also includes 200,000 restricted shares issued under the name Lican Developments, Inc. of which Mr. Livneh is also the principal owner.

(xi) Includes 1,600 Shares owned by Mr. Lentricchia and 7,500 ten year options issued to Mr. Lentricchia on October 30, 2007. These options vest over a period of 7 years and have an exercise price of $7.68.

(xii) Includes 12,500 ten year options issued to Mr. MacLaren exercisable at prices ranging from $7.33 for 7,500 shares to $8.66 for 5,000 shares. These options vest over a 7 year period.

(xiii) Includes 622,500 shares reserved for outstanding options owned by all Executive Officers and directors as a group. The last date options can be exercised is August 28, 2018.

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

Based solely on a review of the copies of such forms furnished to us, we believe that during the year ended December 31, 2008 all officers, directors and ten percent beneficial owners who were subject to the provisions of Section 16(a) complied with all of the filing requirements during the year.

ITEM 13. Certain Relationships and Related Transactions

In October 2006, Bovie Medical Corporation acquired certain assets of Lican Developments LTD (“Lican”), an Ontario, Canada Corporation for total consideration of $1,125,685, consisting of the following:

•
Cash of $350,000; $150,000 of which was paid at inception and $100,000 of which was paid in two installments of $50,000 in October 2007 and October 2008. The remaining $100,000 is to be paid in $50,000 installments in October 2009 and October 2010.

•
200,000 shares of our restricted common stock; 80,000 of which vested immediately, 40,000 of which vested in October 2006, 40,000 of which vested in October 2007 and 40,000 of which vested in October 2008

In addition, Lican is to receive an additional 150,000 shares of our restricted common stock upon the achievement of the following milestones:

•	80,000 shares upon the receipt of certain FDA marketing clearances.
•	17,500 shares upon the Company attaining $1,000,000 in net sales of the “Seal and Cut Product”
•	17,500 shares upon the Company attaining $3,000,000 in net sales of the “Seal and Cut Product”
•	17,500 shares upon the Company attaining $1,000,000 in net sales of the “Modullion Product”
•	17,500 shares upon the Company attaining $3,000,000 in net sales of the “Modullion Product”

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
•
A new surgical handle platform called the Polarian. The Polarian handle supports a plurality of electrical and mechanical modes to be used in conjunction with disposable, Seal-N-Cut bipolar cartridges. This is an advanced entrant into the growing vessel and tissue sealing and cutting market.

Finally, Lican is to receive ongoing royalties ranging from 2.5% to 3% of sales of certain products, which royalties will be halved in certain instances if the founder of Lican (who is currently the President of Bovie Canada) fails to remain in the Company’s employ until October 2011.  Because the cost of these royalties was not determinable at the time of the purchase, they were not included in the purchase price computations, and any amounts paid under this arrangement will be reflected as an increase in the intangible asset in the year the royalty payments become due.

On October 1, 2006, Steve Livneh, a founder and principal of Lican, became an officer of Bovie and in   December 2006 he became President of Bovie Canada ULC, a 100% owned subsidiary of BVX Holdings LLC (which is 100% owned by Bovie). He became a Director of Bovie in April of 2008.

A former director, Alfred V. Greco Esq., is the principal of Alfred Greco PLLC and a former partner of Sierchio, Greco and Greco (SG&G), the Company’s counsel through June 2008.  At such time, SG&G was dissolved and Alfred V. Greco PLLC has continued as the Company’s counsel.  We paid total legal fees of  $68,400, $128,553, and $87,550 for the respective years ended December 31, 2008, 2007 and 2006,to these firms.

Steven MacLaren is the principal owner of Ronin Consulting Group, LLC, which provided consulting services to the Company during 2008. Ronin Consulting Group, LLC received consulting fees totaling approximately $72,400 since he became a director in 2008.

Two relatives of Bovie’s chief operating officer are employed by the Company. Yechiel Tsitrinovich, an engineering consultant received compensation for 2008, 2007 and 2006 of $88,590, $85,926, and $79,776 respectively. The other relative, Arik Zoran, is an employee of the Company in charge of the engineering department. He had a original two-year contract providing for a salary of $90,000 per year plus living expenses and benefits which currently is subject to renewal on an annual basis. For 2008, 2007 and 2006 he was paid $197,272, $166,487, and $162,562 respectively, which includes living expenses and benefits.

ITEM 14. Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to us for fiscal years ended December 31, 2008 and 2007 by our current and previous accountants (Kingery & Crouse P.A. and Bloom & Co. LLP, respectively):

	2008	2007
Audit Fees (1)	$162,651	$133,652

Non-Audit Fees:
Related Fees(2)	52,935	--
Tax Fees(3)	5,689	4,400
All other Fees(4)	12,882	15,206
Total Fees billed	$234,157	$153,258

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

In the past the Board of Directors had considered the role of our independent auditors in providing certain tax services to Bovie and had concluded that such services were compatible with their independence as our auditors. In addition, since the effective date of the SEC rules stating that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved., the Audit Committee pre-approves all audit and permissible non-audit services provided by our independent auditors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Melville, New York on March 24, 2008.

Bovie Medical Corporation

By: /s/ Andrew Makrides
Andrew Makrides
President
Chairman of the Board

Bovie Medical Corporation

/s/Gary D. Pickett
Gary D. Pickett
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  <needs directors’ signatures>

PART II

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

BOVIE MEDICAL CORPORATION INDEX TO FINANCIAL STATEMENTS

[LETTERHEAD OF KINGERY & CROUSE, P.A.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Bovie Medical Corporation:

We have audited the accompanying consolidated balance sheets of Bovie Medical Corporation (the “Company”), as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income,  and cash flows for the years then ended.  We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in ”nternal Control – Integrated Framework”  issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  The Company’s management is responsible for these financial statements, for maintaining effective control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Kingery & Crouse, P.A s/s
Tampa, FL
March 13, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Shareholders of
Bovie Medical Corporation

We have audited the accompanying consolidated statements of operations, cash flows and stockholders’ equity of Bovie Medical Corporation for the year ended December 31, 2006.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows and changes in stockholders’ equity of Bovie Medical Corporation for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/Bloom and Company LLP
Hempstead, New York
March 22, 2007

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

ASSETS	2008	2007
Current assets:

Cash and cash equivalents	$2,564,443	$3,534,759
Trade accounts receivable, net	2,991,715	2,525,451
Inventories	5,838,464	4,521,992
Prepaid expenses	501,097	278,262
Deferred income tax asset, net	216,885	848,223

Total current assets	12,112,604	11,708,687

Property and equipment, net	7,125,943	3,421,455

Other assets:

Brand name and trademark	1,509,662	1,509,662
Purchased technology, net	3,479,752	2,102,844
License rights, net	215,673	278,797
Restricted cash held in escrow	1,285,117	-
Deposits	50,144	44,438

Total other assets	6,540,348	3,935,741

Total Assets	$25,778,895	$19,065,883

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007
(Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES	2008	2007
Current liabilities:

Accounts payable	$1,317,578	$807,437
Deferred revenue	24,538	56,386
Accrued payroll	61,168	113,308
Accrued vacation	237,633	229,591
Customers deposits	168	36,077
Current portion of amounts due to Lican	50,000	50,000
Current income taxes payable	77,943	-
Current portion of mortgage note payable to bank	125,000	-
Accrued and other liabilities	422,941	409,880

Total current liabilities	2,316,969	1,702,679

Deferred income taxes payable	530,863	408,188

Mortgage note payable to bank, net of current portion	3,875,000	-

Due to Lican, net of current portion	268,150	318,150

Total liabilities	6,990,982	2,429,017

Commitments and Contingencies (see Note 10)

Stockholders' equity:

Preferred stock, par value $.001; 10,000,000 shares authorized; none issued and outstanding	--	--
Common stock, par value $.001 par value; 40,000,000 shares authorized; 16,795,269 and 15,547,088 issued and 16,652,694 and 15,404,513 outstanding on December 31, 2008 and December 31, 2007 respectively,	16,796	15,457
Additional paid-in capital	22,841,545	22,435,161
Accumulated other comprehensive income (loss)	(88,464)	-
Deficit	(3,981,964)	(5,813,752	) )

Total stockholders' equity	18,787,913	16,636,866

Total Liabilities and Stockholders' Equity	$25,778,895	$19,065,883

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006

Sales, net	$28,096,510	$28,779,157	$26,676,182
Cost of sales	16,247,702	17,463,644	16,075,426
Gross Profit	11,848,808	11,315,513	10,600,756

Other costs:
Research and development	2,060,854	1,643,092	1,048,175
Professional services	990,814	737,800	519,861
Salaries and related costs	3,016,447	2,805,082	2,558,170
Selling, general and administration	4,489,415	4,023,033	3,711,795
Development cost - joint venture	--	--	138,913
Total other costs	10,557,530	9,209,007	7,976,914

Income from operations	1,291,278	2,106,506	2,623,842

Other income (expense):
Interest income	48,762	142,721	103,088
Minority interest	--	5,000	20,000
Interest expense	(58,463)	(2,471)	(16,157)
Gain from contract settlement	1,495,634	--	--
Total other income, net	1,485,933	145,250	106,931

Income before income taxes	2,777,211	2,251,756	2,730,773

Provision for current income taxes	(200,410)	(60,000)	(47,567)
Benefit (provision) for deferred income taxes	(745,013)	53,835	--
Total provision for income taxes - net	(945,423)	(6,165)	(47,567)

Net income	$1,831,788	$2,245,591	$2,683,206

Earnings per common share:
Basic	$0.11	$0.15	$0.19
Diluted	$0.11	$0.13	$0.16

Weighted average number of common shares outstanding	16,071,229	15,324,508	14,537,025

Weighted average number of common shares outstanding adjusted for dilutive securities	17,086,798	17,684,705	16,909,103

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

					Accumulated
			Additional		Other
	Common		Paid-in		Comprehensive
	Shares	Par Value	Capital	Deficit	Loss	Total

January 1, 2006	14,040,728	14,059	$20,530,090	$(10,742,549)	$-	$9,801,600

Options exercised	982,810	982	794,944	-	-	795,926

Stock based compensation	-	-	41,097	-	-	41,097

Stock options issued to acquire assets	-	-	63,300	-	-	63,300

Stock issued to acquire assets	200,000	200	674,968	-	-	675,168

Income for year	-	-	-	2,683,206	-	2,683,206

December 31, 2006	15,223,538	15,241	22,104,399	(8,059,343)	-	14,060,297

Options exercised	225,300	225	309,925	-	-	310,150

Stock based compensation	-	-	72,089	-	-	72,089

Stock Tender to acquire options	(9,179)	(9)	(56,241)	-	-	(56,250)

Other	17,429		4,989	-	-	4,989

Income for year	-	-	-	2,245,591	-	2,245,591

December 31, 2007	15,457,088	15,457	22,435,161	(5,813,752)	-	16,636,866

Options exercised	1,488,750	1,489	1,195,606	-	-	1,197,095

Stock based compensation	-	-	184,697	-	-	184,697

Stock Tender to acquire options	(150,569)	(150)	(973,919)	-	-	(974,069)

Income for year	-	-	-	1,831,788	-	1,831,788
Foreign currency remeasurement	-	-	-	-	(88,464)	(88,464)
Comprehensive income	-	-	-	-	-	1,743,324

December 31, 2008	16,795,269	$16,796	$22,841,545	$(3,981,964)	$(88,464)	$18,787,913

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
Cash flows from operating activities:
Net income	$1,831,788	$2,245,591	$2,683,206
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	784,411	666,162	479,826
Amortization of intangible assets	188,658	104,664	69,434
Provision for (recovery of) inventory obsolescence	(29,118)	(100,565)	(141,370)
Loss on disposal of fixed assets	6,557	10,806	29,422
Stock-based compensation	184,698	72,089	41,098
Stock-based expense for Henvil asset purchase	--	--	20,886
Noncash reclassification adjustment	10,325	4,989	--
Provision (benefit) for deferred income taxes	754,013	(53,,835)	--
Provision for (recovery of) bad debts	(89)	3,375	(7,506)
Minority interest in net loss of joint venture	-	(5,000)	(20,000)
Gain on cancellation of agreement	(1,495,634)	--	--
Change in assets and liabilities:
Trade receivables	(466,175)	288,731	(493,290)
Prepaid expenses	(222,835)	124,161	(66,931)
Inventories	(1,287,354)	(812,127)	(471,099)
Deposits	(5,706)	(23,223)	--
Accounts payable	510,141	(108,816)	118,130
Accrued and other liabilities	91,004	(53,789)	263,895
Accrued payroll	(52,140)	23,401	14,387
Accrued vacation	8,042	39,399	15,498
Insurance premium payable	-	(161,948)	161,948
Customer deposits	(35,909)	(55,121)	-
Deferred revenue	(31,848)	(117,600)	32,400
Net cash provided by operating activities	742,829	2,091,344	2,729,934

Cash flows from investing activities:
Purchases of property and equipment	(4,465,879)	(881,401)	(1,130,627)
Proceeds from sale of property and equipment	10,573	--	--
Increase in purchased technology	(57,283)	(516,356)	(926,193)
Increase in license rights	--	(315,620)	--
Net cash used in investing activities	(4,512,589)	(1,713,377)	(2,056,820)

Cash flows from financing activities:
Proceeds from mortgage note payable to bank (net of $1,285,117 placed in escrow)	2,714,883
Proceeds from sales of common stock	223,025	253,900	1,332,840
Repayments of long-term debt	(50,000)	(50,000)	(348,328)
Net cash provided by financing activities	2,887,908	203,900	984,512

Effect of exchange rate changes on cash and cash equivalents	(88,464)	-	-

Net change in cash and cash equivalents	(970,316)	581,867	1,657,626

Cash and cash equivalents at beginning of year	3,534,759	2,952,892	1,295,266

Cash and cash equivalents at end of year	$2,564,443	$3,534,759	$2,952,892
Cash paid for:
Interest	$58,463	$2,471	$16,156
Income taxes	$136,859	$73,504	$32,557

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Consolidated Financial Statements

The accompanying consolidated financial statements include the accounts of Bovie and its wholly owned subsidiaries, Aaron Medical Industries, Inc., BVX Holdings, LLC  (which in turn owns 100% of Bovie Canada ULC) and Jump Agentur Fur Electrotechnik GMBH (“JAG”) (collectively, the “Company” or “we”, “our” or “us”).  The latter entity was a 50% owned joint venture until May 2007 (see Note 12).   All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions management is required to make. Estimates that are critical to the accompanying consolidated financial statements relate principally to the adequacy of our accounts receivable and inventory allowances, as well as the recoverability of certain intangibles.  In addition, stock-based compensation expense represents a significant estimate as such expense is derived from a formula that uses various assumptions to estimate the future but unknown value of our common stock.  The markets for the Company’s products are characterized by intense price competition, rapid technological development, evolving standards and short product life cycles, all of which could impact the future realization of its assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. It is at least reasonably possible that the Company’s estimates could change in the near term with respect to these matters.

Upon completion of our 2007 tax return and further analysis of our tax credits and net operating loss carryforwards,  the Company became aware that its  income tax provisions and related assets and liabilities were incorrectly reported in its December 31, 2007 10-K. This issue was reviewed by the Company pursuant to SEC Staff Accounting Bulletin No. 99 and determined to be not material to the December 31, 2007 financial statements. Pursuant to SEC Staff Accounting Bulletin No. 108 (“SAB 108”), the Company has revised its December 31, 2007 consolidated audited balance sheet to reflect the corrected amounts. Pursuant to SAB 108, correcting prior period financial statements for immaterial errors would not require previously filed reports to be amended. The following table reflects the adjustments to the financial statements as of and for the year ended December 31, 2007 (all amounts in thousands):

Statement of operations	Year Ended December 31, 2007
	As Reported	Adjustment		Revised
Benefit (provision) for income taxes	$149		$(155)	$(6)
Net income	$2,401		$(155)	$2,246
Earnings per share - basic	$0.16	$	(0.1)	$0.15
Earnings per share - diluted	$0.14	$	(0.1)	$0.13

Balance sheet	As of December 31, 2007
	As Reported	Adjustment		Revised
Deferred income tax assets	$603		$245	$848
Total assets	$18,821		$245	$19,066
Income tax liabilities	$8		$400	$408
Total liabilities	$2,029		$400	$2.429
Total liabilities and stockholders’ equity	$18,821		$245	$19,066

Cash and Cash Equivalents

Holdings of highly liquid investments with initial maturities of three months or less are considered to be cash equivalents.

Fair Values of Financial Instruments and Concentration of Credit Risk

The carrying amount of our financial instruments included in current assets and liabilities approximates fair value due to their short term nature.  In addition, management believes the balance of the “Due to Lican” approximates its fair value as the liability was established at inception using various fair value techniques. Finally, we believe the book value of our note payable obligation approximates its fair values as the terms of such obligation approximates the terms at which similar types of borrowing arrangements could be currently obtained.

Financial instruments, which potentially subject us to significant concentrations of credit risk, consist primarily of cash and cash equivalents, and trade accounts receivable. With respect to cash, we frequently maintain cash and cash equivalent balances in excess of federally insured limits. We have not experienced any losses in such accounts.

With respect to receivables, our ten largest customers accounted for approximately 70%, 73% and 79% of trade receivables as of December 31, 2008, 2007 and 2006, respectively, and 76%, 71% and 73% of net
revenues for the respective years then ended.   In 2008 and 2007, Arthrex was our only customer that accounted for over 10% of total revenues, accounting for 20% and 21%, respectively of such revenues.  In 2006, two customers accounted for greater than 10% of our sales, Arthrex for 22% and Medtronic for 10.5%.  All of these entities are customers of our U.S. Operations.  We perform ongoing credit evaluations of our customers and generally do not require collateral because we believe we have procedures in place to limit potential for significant losses, and because of the nature of our customer base.

Accounts Receivable and Allowance for Doubtful Accounts

Our credit terms for our billings range from net 10 days to net 30 days, depending on the customer agreement.  Accounts receivable are determined to be past due if payments are not made in accordance with such agreements and a reserve is created for them when they become three months past due or sooner if there are other indicators that the receivables may not be recovered.  Customary collection efforts are initiated and receivables are written off when we determine they are not collectible and abandon these collection efforts. We gave negotiated sales volume discounts, which amounted to $500,225, $580,605 and $578,135 for 2008, 2007 and 2006, respectively. Sales are reported net of all discounts.

We evaluate the allowance for doubtful accounts on a regular basis for adequacy based upon our periodic review of the collectibility of the receivables in light of historical experience, adverse situations that may affect our customers’ ability to pay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.  Substantially all of the receivables included in the accompanying balance sheets were recovered subsequent to the respective year ends.  Because of this, and because historical losses on accounts receivable have not been material, management believes that the allowances for doubtful accounts of $8,645 and $8,734 at December 31, 2008 and 2007, respectively, are adequate to provide for possible bad debts.

Inventories and Repair Parts

Inventories are stated at the lower of average cost or market. Finished goods and work-in-process inventories include material, labor, and overhead costs. Factory overhead costs are allocated to inventory manufactured in-house based upon cost of materials.

Bovie monitors usage reports to determine if the carrying value of any items should be adjusted due to lack of demand for the item. Bovie adjusts the inventory for estimated obsolescence (inventory judged to be unused in the manufacturing process for 2 years and eventually discarded) or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Inventory at December 31, 2008 and 2007 was as follows:

	2008	2007
Raw materials (net of reserves)	$3,326,378	$2,447,090
Work in process	1,621,032	1,230,172
Finished goods	891,054	844,730

Total	$5,838,464	$4,521,992

Reserves for obsolescence of raw materials were $371,191 and $400,309 at December 31, 2008 and 2007, respectively. There were no reserves for finished goods or work in progress.   During 2008, 2007 and 2006, these reserves and related cost of sales were reduced by $29,118, $100,565, and $141,370 respectively as a result of changes in estimates regarding the recoverability of our inventories.

Property and Equipment

These assets are recorded at cost.  Depreciation and amortization are provided for using the straight-line method over the estimated useful lives of the assets. The amortization of leasehold improvements is based on the shorter of the lease term or the life of the improvement. Betterments and large improvements, which extend the life of the asset, are capitalized, whereas maintenance and repairs and small improvements are expensed as incurred. The estimated useful lives are: machinery and equipment, 3-10 years; buildings, 40 years; molds, 7-15 years and furniture and fixtures, 5-10 years.

Intangible Assets

These assets consist of licenses, purchased technology and brand name and trademark  .The licenses and purchased technology (other intangibles) are being amortized by the straight-line method over a 5-17 year period commencing with the date they were placed in service. Estimated aggregate amortization expense for the five years ending December 31, 2013 is expected to approximate $1,560,000.  Brand name and trademark qualifies as an indefinite-lived intangible asset and is not subject to amortization; rather it is reviewed for impairment on an annual basis (see Long-Lived Assets)

Long-Lived Assets

We review our  long-lived assets for recoverability if events or changes in circumstances indicate that he assets may have been impaired. In the event of impairment of any long-lived asset, the excess of the carrying amount over the fair value is recognized as an impairment loss. Any impairment losses are not restored in the future if the fair value increases. At December 31, 2008, we believe all of our long-lived assets are recoverable.

Restricted Cash

At December 31, 2008, restricted cash of $1.3 million represents the amount of cash held in escrow related to the issuance of industrial revenue bonds. These funds will be disbursed in 2009 upon completion of renovations to our new facility.

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

•
Amounts billed to customers related to shipping and handling are included in net sales. Shipping and handling costs included in cost of sales were $118,891, $124,424 and $125,927 in  2008, 2007 and 2006, respectively.

We have no consignment inventory with customers but we do have inventory located at contract manufacturers that produce components for us.  At December 31, 2008 and 2007, we had consigned work in progress of $527,906 and $331,866, respectively.

Advertising Costs

All advertising costs are expensed as incurred. The amounts of advertising costs were $397,068, $470,890, and $451,093 for 2008, 2007 and 2006, respectively.

Net Earnings Per Common Share

We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share gives effect to all potential dilutive shares outstanding (in our case, stock options) during the period.

Research and Development Costs

With the exception of development costs that are purchased from another enterprise and have alternative future use, research and development expenses are charged to operations as incurred.

Research and Development Costs for Others

For research and development activities that are partially or completely funded by other parties and the obligation is incurred solely to perform contractual services, all expenses are charged to cost of sales and all revenues are shown as sales (see Note 6).

Income Taxes

Bovie and its subsidiaries file a consolidated federal income tax return. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  At December 31, 2008 and 2007, significant temporary differences arise primarily from allowances recorded in our financial statements for inventories that are not currently deductible, and differences in the lives and methods used to depreciate and/or amortize our property and equipment and intangible assets.

Foreign Currency Transactions

The United States dollar is the functional currency of the Company’s operations in the United States and in line with determining guidance outlined in FASB 52, has also been determined to be the functional currency for the Company’s Canadian subsidiary. FASB 52 provides for using the remeasurement method in converting the foreign subsidiary’s financial statements into U.S. dollars.  Monetary assets and liabilities denominated in foreign currency are converted at the current rate, while nonmonetary assets, liabilities, and shareholder equity accounts are converted at the appropriate historical rate. Revenue and expenses are converted at the weighted-average exchange rate for the period. FASB 52 requires any gain or loss as a result of remeasurement to be included in current period income unless the investment in the subsidiary is not expected to be recovered in the foreseeable future.  As our investment in the Canadian subsidiary is not expected to be recovered in the near future, we have reflected the net  gains and  losses from the remeasurement as other accumulated comprehensive  loss in the accompanying 2008 statements of stockholders’ equity and comprehensive income.  The impact of remeasuring these accounts and balances were insignificant as of December 31, 2007 and 2006.

Recent Pronouncements

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

SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4,”

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4,” which adopts wording from the International Accounting Standards Board’s (IASB) IAS 2 “Inventories” in an effort to improve the comparability of cross-border financial reporting.  The FASB and IASB both believe the standards have the same intent; however, an amendment to the wording was adopted to avoid inconsistent application.  The new standard indicates that abnormal freight, handling costs, and wasted materials (spoilage) are required to be treated as current period charges rather than as a portion of inventory cost.  Additionally, the standard clarifies that fixed production overhead should be allocated based on the normal capacity of a production facility.  The statement was effective beginning in fiscal year 2007.  Adoption did not have a material impact on our consolidated earnings, financial position or cash flows.

FSP FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.”

In December 2004, the FASB issued FSP FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.”  The FSP clarifies that the manufacturer’s deduction provided for under the American Jobs Creation Act of 2004 (the Act) should be accounted for as a special deduction in accordance with SFAS No. 109, “Accounting for Income Taxes,” and not as a tax rate reduction.  The Qualified Production Activities Deduction has to date not impacted our consolidated earnings, financial position or cash flows because the deduction was not available to us nor do we believe it will have a material impact on our financial position or  results of operations in 2009.

FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (“FIN 48”)

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

SFAS No. 157, “Fair Value Measurements,”

In September 2006, the FASB issued Financial Accounting Standard No. 157, “Fair Value Measurements,” or FAS 157. This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements as the FASB previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require us to develop or report any new fair value measurements. This Statement was effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. This statement did not have a significant effect on our financial statements.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”,

On February 15, 2007, the FASB issued Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”, or FAS 159, which creates a fair-value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. FAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, FAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair-value election. FAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The adoption of this statement did not have a significant impact on  our results of operations or financial condition.

SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“FAS 160”)

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

SFAS No. 163 - Accounting for Financial Guarantee Insurance Contracts

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60”.  The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in FAS 163, issued by enterprises included within the scope of FAS 60. Accordingly, SFAS 163 does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). SFAS 163 also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS 163, which is effective for fiscal years beginning after December 15, 2008, is not expected to have any effect on our financial statements.

FASB Staff Position (“FSP”) Accounting Principles Board (“APB”) 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued FASB Staff Position (“FSP”) Accounting Principles Board (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement of the conversion option. FSP APB 14-1 requires bifurcation of the instrument into a debt component that is initially recorded at fair value and an equity component. The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity. The liability component of the debt instrument is accreted to par using the effective yield method; accretion is reported as a component of interest expense. The equity component is not subsequently re-valued as long as it continues to qualify for equity treatment. FSP APB 14-1 must be applied retrospectively to previously issued cash-settleable convertible instruments as well as prospectively to newly issued instruments. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Currently this has no impact on the Company.

FASB Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued FASB Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FASB Staff Position (FSP) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. At this time, the Company does not believe FSP EITF 03-6-1 will have any impact on our earnings per share calculations.

Reclassifications

Certain amounts in 2007 and 2006   financial statements have been reclassified to conform to the current year presentation.

NOTE 3. TRADE ACCOUNTS RECEIVABLE

As of December 31, 2008 and 2007, trade accounts receivable were as follows:

	2008	2007
Trade accounts receivable	$3,000,360	$2,534,185
Less: allowance for doubtful accounts	(8,645)	(8,734)

Trade accounts receivable, net	$2,991,715	$2,525,451

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2008 and 2007, property, plant and equipment consisted of the following:

	2008	2007

Equipment	$2,992,694	$2,339,106
Building	4,248,348	791,618
Furniture and fixtures	1,601,671	1,461,716
Leasehold improvements	1,035,261	990,051
Molds	964,813	856,308
	10,842,787	6,438,799

Less: accumulated depreciation and amortization	(3,716,844)	(3,017,344)

Net property, plant, and equipment	$7,125,943	$3,421,455

NOTE 5. INTANGIBLE ASSETS

At December 31, 2008 and 2007, intangible assets consisted of the following:

	2008	2007

Trade name (life indefinite)	$1,509,662	$1,509,662

Purchased technology (9-17 year lives)	$3,940,618	$2,438,175
Less accumulated amortization	(460,866)	(335,331)

Net carrying amount	$3,479,752	$2,102,844

License rights (5 year life)	$315,619	$315,619
Less accumulated amortization	(99,946)	(36,822)

Net carrying amount	$215,673	$278,797

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

NOTE 6. LINE OF CREDIT AND NOTE PAYABLE TO BANK

Line of Credit

In  2008, we terminated our previous $1.5 million line of credit with Bank of America and subsequently secured a new line of credit facility with RBC Bank in the amount of $5.0 million. We used this line of credit to fund a substantial portion of the cost of a building we purchased in September 2008 and subsequently repaid the balance when we closed on the mortgage note payable discussed below in November 2008.   The line of credit allows for maximum borrowings of $5,000,000, and advances under the line bear interest at 4.39% and are secured by a perfected first security interest in all business assets, namely inventory, accounts receivable, equipment, and general intangibles.   Through May 12, 2009, For the full amount of the line is available, and subsequent to such time, available borrowings will be based on a borrowing base utilizing a percentage of eligible receivables and inventories.  The line of credit has no definitive maturity date; rather it is due on demand   At December 31, 2008, no amount was outstanding under this facility.

Mortgage Payable

In November 2008,  we received $4.0 million from industrial revenue bonds issued through RBC Bank.  These bonds, which have a current fixed interest rate of 4.6%, are repayable over a 20 year amortization period but mature after 10 years, with a balloon payment due at that time. The $4.0 million that was financed covered approximately $2.7 million of the $3 million purchase price for the facility plus approximately $1.3 million worth of the renovation costs to prepare the facility for our manufacturing needs and requirements. At December 31, 2008 approximately $1.3 million of the $4.0 million was being held in escrow pending completion of the renovations.  Scheduled maturities of this indebtedness are $125,000, $135,000, $140,000, $145,000 and $155,000 for 2009, 2010, 2011, 2012 and 2013 respectively.

NOTE 7. TAXES AND NET OPERATING LOSS CARRYFORWARDS

As of December 31, 2008 and 2007, the components of deferred income tax assets and liabilities, assuming statutory income tax rates of approximately 39.75%, were as follows:

Current deferred income tax assets:	2008	2007

Allowance for doubtful accounts	$3,245	$3,278
Inventory reserves	203,030	236,669
Net operating loss carry forwards (“NOLS”)	-	226,677
R & D credit carry forwards	-	371,300
Charitable contribution carry forwards	10,610	10,299

Current deferred income tax asset – net	$216,885	$848,223

Non-current deferred income tax assets (liabilities):

Accumulated amortization - intangibles	$(234,933)	$(220,146)
Accumulated depreciation and amortization - property and equipment	(295,930)	(188,042)

Non-current deferred income tax asset, liability, net	$(530,863)	$(408,188)

Under the provisions of SFAS 109, net operating loss carryforwards (“NOLs”) represent temporary differences that enter into the calculation of deferred tax assets. Realization of deferred tax assets associated with the NOLs is dependent upon generating sufficient taxable income prior to their expiration.   At December 31, 2006, management believed there was a risk that substantially all of their NOLs might not be realizable and, accordingly, established a valuation allowance against them.  During the year ended December 31, 2007, management determined that such valuation allowances were no longer necessary, and accordingly, the valuation allowances were reversed, resulting in a benefit for income taxes being recorded for the anticipated utilization.  Our remaining net operating loss carryforwards of approximately $600,000 were fully utilized in 2008.

A reconciliation of the Federal statutory tax rate to Bovie’s effective tax rate is as follows for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006

Tax at statutory rates, net of state income taxes	34%	34%	34.0%
Research and development credits	(5.75%)
State income taxes, net of U.S. federal benefit	5.75%	5.75%	5.75%
Tax benefit of loss carry forward		(39.45%)	(37.75%)

Effective tax rate	34%	0.3%	2%

NOTE 8. RETIREMENT PLAN

The Company provides a tax-qualified profit-sharing retirement plan under section 401k of the Internal Revenue Code for the benefit of eligible employees with an accumulation of funds for retirement on a tax-deferred basis and provides for annual discretionary contribution to individual trust funds.

All employees are eligible to participate. The employees may make voluntary contributions to the plan up to the maximum percentage allowed by the Internal Revenue Code. Vesting in employee matching contributions is graded and depends on the years of service. After three years from their date of hire, the employees are 100% vested.  The Company makes matching contributions of 50% of the employee contributions up to a total of 3% of participant payroll.

The Company’s contributions and expense during 2008, 2007 and 2006 approximated $167,000, $149,000 and $107,500, respectively.

NOTE 9. OTHER RELATED PARTY TRANSACTIONS

Lican Purchase

In October 2006, Bovie Medical Corporation acquired certain assets of Lican Developments LTD (Lican), an Ontario, Canada Corporation for total consideration of $1,125,685, consisting of the following:

•	Cash of $350,000; $150,000 of which was paid at inception. The remaining $200,000 is being paid in $50,000 installments in October 2007, October 2008, October 2008 and October 2010.

•
200,000 shares of our restricted common stock; 80,000 of which vested immediately, 40,000 of which vested in October 2006, 40,000 of which vested in October 2007 and 40,000 of which  vested in October 2008

In addition, Lican is to receive an additional 150,000 shares of our restricted common stock upon the achievement of the following milestones:

•	80,000 shares upon the receipt of certain FDA marketing clearances.

•	17,500 shares upon the Company attaining $1,000,000 in net sales of the “Seal and Cut Product”

•	17,500 shares upon the Company attaining $3,000,000 in net sales of the “Seal and Cut Product”

•	17,500 shares upon the Company attaining $1,000,000 in net sales of the “Modullion Product”

•	17,500 shares upon the Company attaining $3,000,000 in net sales of the “Modullion Product”

The fair value of these shares will be reflected as an adjustment to the purchase price when it becomes probable that they will be issued.

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

Finally, Lican is to receive ongoing royalties ranging from 2.5% to 3% of sales of certain products, which royalties will be halved in certain instances if the founder of Lican (who is currently the President of Bovie Canada) fails to remain in the Company’s employ for at least five years .Because the cost of these royalties was not determinable, they were not been included in the purchase price computations, and any amounts paid under this arrangement will be reflected as an increase in the intangible asset in the year the royalty payments become due.

Compensation of Non-Employee Directors

During the year ended December 31, 2008, we granted 42,500 options having a fair value of approximately $114,000 to our independent directors as consideration for their service on our Board of Directors.

Professional Services

A former director, Alfred V. Greco Esq., is the principal of Alfred Greco PLLC, a former partner of Sierchio, Greco and Greco, the Company’s former counsel, received $68,400, $128,553, and $87,550 in legal fees for the years 2008, 2007 and 2006, respectively.  In June 2008, Sierchio, Greco and Greco (SG&G) dissolved and Alfred V. Greco PLLC has continued as the Company’s counsel.

A newly elected director, Steven MacLaren, is the principal owner of Ronin Consulting Group, LLC, which provided consulting services to the Company during 2008. Ronin Consulting Group, LLC received consulting fees of approximately $72,400 since he became a related party in 2008.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Property and Rental Agreements

The Company owns its main facility in St. Petersburg, but is also obligated under various operating leases for a manufacturing and warehouse facility in St. Petersburg, Florida (which lease requires monthly payments of approximately $12,400, and expires on October 31, 2013), a separate warehouse facility in St Petersburg (under a month to month arrangement requiring monthly payments of approximately $2,400),  its Windsor, Canada facility (which lease requires monthly payments of approximately $2,400 through December 31, 2010) and its executive offices in New York (under a month to month arrangement requiring monthly payments of approximately $1,500).  The following is a schedule of approximate future minimum lease payments under operating leases as of December 31, 2008 and assuming the renewal of all month to month leases:

2009	$282,000
2010	278,100
2011	251,900
2012	246,800
2013	223,100
Thereafter	11,000

Total	$1,292,900

Rent expense for the years ended December 31, 2008, 2007 and 2006 approximated $280,300, $283,100 and $235,400, respectively.

Purchase Commitments

At  December 31, 2008, we had non-cancelable purchase commitments for inventories totaling approximately $5.7 million, substantially all of which is expected to be paid by mid 2009.

Employment Agreements

At December 31, 2008, the  Company is obligated under employment agreements with five employees which have expiration dates between October 2009 and January 2011. Approximate future minimum payments under these agreements are as follows as of December 31, 2008:

2009	$1,038,200
2010	813,600
2011	63,600

Total	$1,915,400

In January 2009, three of these agreements requiring annual base compensation of approximately $725,000 were automatically extended through January 2012.  The employees also are eligible to receive bonuses and certain medical and other benefits.  In addition, the agreements with our Chief Operating Officer, and the Presidents of Bovie and Aaron Medical contain the following:

•
Clauses that allow for continuous automatic extensions of one year after January 31, 2010 unless timely written notice terminating the contract is provided to such officers (as defined in the agreements).

•
Clauses which require the Company to make lump sum payments to such officers equal to three times their salary and bonus in effect at the time of any change in control  and/or breach of the agreements by the Company.  The 2009 base salaries for these officers are expected to approximate $700,000, and such amounts increase by 7.5% per year.

Henvil Technology

In January, 2006, pursuant to an agreement to acquire technology from Henvil Corp. Ltd. (“Henvil”) and Steve Livneh, its principal, we acquired patent pending technology for new endoscopic disposable and reusable modular instruments (the “Product”).  Commencing with the year following the first sale or commercial delivery of the Product, Bovie is required to pay Steve Livneh an initial minimum royalty of the greater of $35,000 per year or 3% of adjusted gross revenues received from the sale and marketing of the Product. Thereafter, Mr. Livneh will be paid a royalty equal to 2.5% of adjusted gross sales for the life of the patents issuable for the technology. As additional consideration for the acquisition of the technology, Mr. Livneh received 50,000 5-year restricted stock options to purchase Bovie common stock for each category of instrumentation (a total of 100,000 stock options) exercisable at $3.26 per share (the closing price of Bovie common stock on the date of execution of the agreement).  The options vested upon FDA clearance for marketing the product.

Litigation

In 2008, a civil action was instituted by Erbe USA, Inc. (“Erbe”) in the US District Court for the Northern District of Georgia, Atlanta Division, against Bovie and a recently hired employee, seeking equitable relief and unspecified damages.  The complaint essentially alleges that the newly hired employee, among other things, breached his employment agreement with Erbe by wrongfully taking Erbe’s confidential information and trade secrets for use in his new employment, with the assistance of Bovie.  Bovie denies the allegations and pursuant to a Consent and Protective Order, the action has been stayed pending mutual discovery by the parties.  It is too early in the proceeding to determine the extent, if any, of Bovie’s possible exposure in the lawsuit.  As such, no effect has been given in the accompanying consolidated financial statements  to any loss that may result from the resolution of this matter.

We may also become involved in certain other litigation from time to time in the ordinary course of business.

NOTE 11.  RESEARCH AND DEVELOPMENT PERFORMED FOR OTHERS

Bovie has entered into several manufacturing and development agreements to produce electrosurgical products for medical equipment companies. The agreements are considered Original Equipment Manufacturing (OEM) contracts that call for: (1) Bovie to develop specific use devices and components (2) the customer is not committed to a certain dollar amount of purchases and (3) Bovie charges what it believes will be its costs for the development of the product. If the customer rejects or terminates the contract, it forfeits the development payments incurred prior to termination. The customer must fulfill its agreement if Bovie delivers its working prototypes on a timely basis.

The following is research and development revenue and costs related to OEM contracts for 2008, 2007 and 2006:

Contracted Development Payments Received:
	2008	2007	2006

Revenues included in sales revenue	$-	$126,098	$463,926

Cost of OEM research and development contracts included in costs of sales	$-	$45,860	$452,585

NOTE 12 – PURCHASE OF MINORITY INTEREST IN JOINT VENTURE

In May 2007, we acquired the remaining 50% interest in JAG (previously our J-Plasma joint-venture) for total consideration of $500,000, resulting in us having 100% ownership of the medical device technology. We recorded the $500,000 investment, as well as certain direct costs incident to the acquisition and the reversal of the remaining balance of our minority interest ($115,000) as an increase in “Purchased technology”.

NOTE 13 – GAIN FROM CONTRACT SETTLEMENT

On April 29, 2008 we signed an agreement with Boston Scientific Corporation to acquire technology, patents, and assets related to the use of conductive sintered steel as an electrode for radio frequency cutting and coagulation, intended to lower blood loss, quicken procedure times and provide cost savings for hospitals. The original development and manufacturing agreement signed in 2007 required us to develop and manufacture certain products using Boston Scientifics’ intellectual property, with which we complied. Boston Scientific terminated the original agreement and through the contract settlement negotiations we acquired the rights to the intellectual property and equipment in consideration for releasing Boston Scientific from any further obligations as outlined in the original development and manufacturing agreement. A new agreement was signed in place of the previous distribution and marketing agreement between the companies for the technology’s use in Boston Scientifics’ oncology business. As part of this new agreement, we granted a limited license to Boston Scientific until 2016 for uses outside of our intended fields listed above. In accordance with Accounting Principles Board Statement No. 29 “Accounting for Nonmonetary Transactions” as amended by SAS No. 153 “Exchanges of Nonmonetary Assets”, and accordingly we recorded a gain from contract settlement of  approximately $1,495,000 based on the fair values of the assets we received  (i.e.  intellectual property and molds of approximately  $1,455,000 and $40,000, respectively)  .

NOTE 14 – STOCK OPTIONS

On October 30, 2007, shareholders approved and the Board of Directors adopted an amendment to the 2003 Executive and Employee Stock Option Plan (the “Plan”) to increase the maximum aggregate number of shares of common stock reserved for issuance under the  Plan from 1.2 Million shares (already reserved against outstanding options) to 1.7 Million shares. Except for the increase in the number of shares covered by the Plan, the Plan remained otherwise unchanged. In 2001, the Board of Directors adopted the 2001 Executive and Employee Stock Option Plan which reserved for issuance 1,200,000 stock options. Stock options typically have a ten year life and currently vest over a seven year period.

As of December 31, 2008, there was approximately $623,000 of total unrecognized compensation costs related to outstanding stock options, which is expected to be recognized over a period of 5 years.

The status of our stock options and stock awards are summarized as follows:

	Number Of Options	Weighted Average Exercise Price

Outstanding at December 31, 2006	3,278,700	$1.52

Granted	137,500	$8.27
Exercised	(225,300)	$1.38
Canceled	(42,500)	$1.01
Outstanding at December 31, 2007	3,148,400	$1.83

Granted	207,500	$7.29
Exercised	(1,488,750)	$0.81
Canceled	-	-
Outstanding at December 31, 2008	1,867,150	$3.25

Exercisable at December 31, 2008	1,572,793	$2.18

The following table summarizes information about our options outstanding at December 31, 2008:

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Exercise Prices	Options Exercisable	Exercise Prices

0.50	190,700	3 years	.50	190,700	.50
0.70	88,000	5 years	.70	88,000	.70
0.75	71,500	3 – 5 years	.75	71,500	.75
1.30	35,000	5 years	1.30	35,000	1.30
2.13	175,000	6 years	2.13	175,000	2.13
2.25	360,000	7 years	2.25	353,000	2.25
2.41	40,000	6 years	2.41	40,000	2.41
2.93	35,000	7 years	2.93	35,000	2.93
2.95	27,500	6 years	2.95	27,500	2.95
3.25	379,450	5 years	3.25	379,450	3.25
3.26	100,000	7 years	3.26	100,000	3.26
6.93	20,000	8 years	6.93	8,000	6.93
7.10	30,000	9 years	7.10	4,286	7.10
7.18	50,000	10 years	7.18	50,000	7.18
7.33	157,500	10 years	7.33	-	7.33
7.68	7,500	9 years	7.68	1,071	7.68
8.66	100,000	9 years	8.66	14,286	8.66

	1,867,150			1,572,793

The number and weighted average grant-date fair values of options non-vested at the beginning and end of 2008, as well as options granted, vested and forfeited during the year was as follows:

	Number Of Options	Weighted Average Exercise Prices
Nonvested at January 1, 2008	190,500	2.86
Granted in 2008	207,500	7.29
Vested in 2008	(103,643)	6.04

Forfeited in 2008	-	-

Nonvested at December 31, 2008	294,357	7.57

Common shares required to be issued upon the exercise of stock options and warrants would be issued from our authorized and unissued shares.

The grant date fair value of options granted during the year ended December 31, 2008 were estimated on the grant date using a binomial lattice option-pricing model with the following assumptions: expected volatility of 30%, expected term of 7 years, risk-free interest rate of 2.7%, and expected dividend yield of 0%.

The grant date fair value of options granted during the years ended December 31, 2007 and 2006 were estimated on the grant date using a binomial lattice option-pricing model with the following assumptions: expected volatility of 25%, expected term of 5 years, risk-free interest rate of 5.0%, and expected dividend yield of 0%.

Expected volatility is based on a weighted average of the historical volatility of the Company's stock and peer company volatility. The average expected life was calculated using the simplified method under SAB 107. The risk-free rate is based on the rate of U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the options. The Company uses historical data to estimate pre-vesting forfeiture rates.

Allocation of stock based compensation expense for the fiscal years ended December 31, 2008, 2007 and 2006 was as follows:

	2008	2007	2006

Cost of sales	$16,294	$36,185	$3,408
Research and development	115,344	10,072	25,125
Salaries and related costs	53,060	25,832	12,564

Total	$184,698	$72,089	$41,097

NOTE 15 – GEOGRAPHIC AND SEGMENT INFORMATION

The Company has two reportable business segments, our main operations, Bovie Medical Corporation located in the United States and Bovie Canada, our Canada operations located in Windsor, Canada. Because Bovie Canada operations represented a loss greater than 10% of our consolidated net income (on an absolute value basis) we are required to report certain information broken out by segment in the table listed below for the years ended December 31, 2008, 2007, and 2006.

For the twelve months ended December 31: (in thousands)

	Bovie Medical Corp	Bovie Canada	Bovie Medical Corp	Bovie Canada	Bovie Medical Corp	Bovie Canada
	2008	2008	2007	2007	2006	2006 (1)

Sales, net	$27,441	$656	$28,432	$347	$26,571	$105

Gross profit	11,781	(68)	11,569	(253)	10,607	(6)
Operating expenses	9,555	1,003	8,716	488	7,925	52
Net income (loss)	$2,767	$(935)	$3,141	$(741)	$2,741	$(58)

 (1) The Canadian operations start date was October 1, 2006

NOTE 16 - SELECTED QUARTERLY INFORMATION (UNAUDITED)

The following table sets forth certain unaudited quarterly data for each of the four quarters in the years ended December 31, 2008, 2007 and 2006. The data has been derived from the Company's unaudited consolidated financial statements that, in management's opinion, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information when read in conjunction with the Consolidated Financial Statements and Notes thereto.  The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

	First	Second	Third	Fourth
Year ended December 31, 2008	Quarter	Quarter	Quarter	Quarter
Total revenue	$6,678	$6,985	$7,296	$7,138
Gross profit	2,586	2,900	3,233	3,126
Net income	190	1,205	366	71
Diluted earnings per share (1)	.01	.08	.02	.00
Year ended December 31, 2007
Total revenue	$6,705	$7,439	$7,460	$7,177
Gross profit	2,483	3,038	3,116	2,679
Net income	580	1,068	472	281
Diluted earnings per share (1)	.03	.06	.03	.02
Year ended December 31, 2006
Total revenue	$6,011	$6,741	$6,999	$6,925
Gross profit	2,306	2,892	2,881	2,522
Net income	690	713	857	423
Diluted earnings per share (1)	.04	.04	.05	.02

(1)	Quarterly income (loss) per share may not equal the annual reported amounts.

EXHIBIT INDEX

Exhibit 31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.