Form 10-Q
period 2009-03-31
BOVIE MEDICAL CORP
filed 2009-05-08
CIK 719135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q
_________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period from _______ to ________

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

The number of shares of common stock, par value $0.001 per share, outstanding on April 22, 2009 was 17,022,518.

BOVIE MEDICAL CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2009

		Page

Part I:	Financial Information	3

Item 1:	Consolidated Financial Statements:

	Consolidated Balance Sheets - March 31, 2009 and December 31, 2008	3

	Consolidated Statements of Operations for the Three Months Ended March 31, 2009 and 2008	5

	Consolidated Statements of Stockholders' Equity and Comprehensive Income for the Year Ended December 31, 2008 and the Three Months Ended March 31, 2009	6

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2009 and 2008	7

	Notes to Consolidated Financial Statements	8

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3:	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4:	Controls and Procedures	19

Part II.	Other Information	19

Item 1:	Legal Proceedings	19
Item 1A:	Risk Factors	19
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3:	Defaults Upon Senior Securities	20
Item 4:	Submission of Matters to a Vote of Security Holders	20
Item 5:	Other Information	20
Item 6:	Exhibits	20
	Signatures	20

Index

PART I. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2009 AND DECEMBER 31, 2008

Assets

	(Unaudited)
	March 31, 2009	December 31, 2008

Current assets:

Cash and cash equivalents	$2,536,823	$2,564,443
Trade accounts receivable, net	2,796,536	2,991,715
Inventories	6,523,056	5,838,464
Prepaid expenses	557,229	426,534
Deferred income tax asset, net	214,000	216,885

Total current assets	12,627,644	12,038,041

Property and equipment, net	7,715,444	7,125,943

Other assets:

Brand name/trademark, net	1,509,662	1,509,662
Purchased technology, net	3,427,331	3,479,752
License rights, net	199,892	215,673
Restricted cash held in escrow	799,681	1,285,117
Deposits and other assets	258,299	124,707

Total other assets	6,194,865	6,614,911

Total assets	$26,537,953	$25,778,895

The accompanying notes are an integral part of the consolidated financial statements.

Index

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2009 AND DECEMBER 31, 2008
(CONTINUED)

Liabilities and Stockholders' Equity

	(Unaudited)
	March 31, 2009	December 31, 2008
Current liabilities:

Accounts payable	$1,099,702	$1,317,578
Deferred revenue	19,402	24,538
Accrued payroll	142,138	61,168
Accrued vacation	268,532	237,633
Current portion of amounts due to Lican	50,000	50,000
Current income taxes payable	155,078	77,943
Current portion of mortgage note payable to bank	125,000	125,000
Accrued and other liabilities	756,220	423,109

Total current liabilities	2,616,072	2,316,969

Deferred income taxes payable	553,000	530,863
Mortgage note payable to bank, net of current portion	3,843,750	3,875,000
Due to Lican, net of current portion	268,150	268,150

Total liabilities	7,280,972	6,990,982

Commitments and Contingency (Note 10)

Stockholders' equity:

Preferred stock, par value $.001; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock par value $.001; 40,000,000 shares authorized, 17,017,803 and 16,795,269 issued and outstanding on March 31, 2009 and December 31, 2008, respectively	16,875	16,796
Additional paid in capital	22,894,730	22,841,545
Accumulated other comprehensive income (loss)	(75,926)	(88,464)
Deficit	(3,578,698)	(3,981,964)

Total stockholders' equity	19,256,981	18,787,913

Total liabilities and stockholders' equity	$26,537,953	$25,778,895

The accompanying notes are an integral part of the consolidated financial statements.

Index

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	March 31, 2009	March 31, 2008

Sales	$7,217,324	$6,677,567
Cost of sales	3,897,510	4,091,642

Gross profit	3,319,814	2,585,925

Other costs and expenses:

Research and development	480,760	357,700
Professional services	445,154	163,132
Salaries and related costs	774,050	732,401
Selling, general and administrative	1,077,192	1,043,744

Total costs and expenses	2,777,156	2,296,977

Income from operations	542,658	288,948

Interest income, net	67,608	21,727

Income before income taxes	610,266	310,675

Provision for income taxes	(207,000)	(120,231)

Net income	$403,266	$190,444

Earnings per common share
Basic	$0.02	$0.01
Diluted	$0.02	$0.01

Weighted average number of shares outstanding	16,852,994	15,922,863

Weighted average number of shares outstanding adjusted for dilutive securities	17,777,738	17,684,783

The accompanying notes are an integral part of the consolidated financial statements.

Index

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2008 AND THE PERIOD ENDED MARCH 31, 2009

	Common		Additional Paid-in		Accumulated Other Comprehensive
	Shares	Par Value	Capital	Deficit	Gain (Loss)	Total

January 1, 2008	15,457,088	$15,457	$22,435,161	$(5,813,752)	$-	$16,636,866

Options exercised, net of stock swap	1,338,181	1,339	221,687	-	-	223,026

Stock based compensation	-	-	184,697	-	-	184,697

Income for year	-	-	-	1,831,788	-	1,831,788
Foreign currency remeasurement					(88,464)	(88,464)
Comprehensive income	-	-	-	-	-	1,743,324

December 31, 2008	16,795,269	16,796	22,841,545	(3,981,964)	(88,464)	18,787,913

Options exercised, net of stock swap	79,256	79	6,424	-	-	6,503

Stock based compensation	-	-	46,761	-	-	46,761

Income for period	-	-	-	403,266	-	403,266
Foreign currency remeasurement	-	-	-	-	12,538	12,538
Comprehensive income	-	-	-	-	-	415,804

March 31, 2009	16,874,525	$16,875	$22,894,730	$(3,578,698)	$(75,926)	$19,256,981

The accompanying notes are an integral part of the consolidated financial statements.

Index

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	2009	2008
Cash flows from operating activities
Net income	$403,266	$190,444
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	163,210	208,782
Amortization of intangible assets	68,202	37,883
Provision for (recovery of) inventory obsolescence	(6,007)	(465)
Loss on disposal of property and equipment	-	2,236
Stock based compensation	46,761	(499)
Non-cash reclassification	-	2,639
Benefit for deferred taxes	25,022	105,231
Changes in current assets and liabilities:
Trade receivables	195,180	109,193
Prepaid expenses	(130,694)	(428,124)
Inventories	(678,586)	(404,074)
Deposits and other assets	(133,592)	17,691
Accounts payable	(217,876)	88,599
Accrued and other liabilities	333,114	484,147
Accrued payroll	80,969	(2,558)
Accrued vacation	30,899	20,298
Income taxes payable	77,135	-
Deferred revenues	(5,136)	(7,962)
Net cash provided by operations	251,867	423,461

Cash flows from investing activities
Purchases of property and equipment	(752,711)	(455,245)
Proceeds from sale of property and equipment	-	10,573
Net cash used in investing activities	(752,711)	(444,672)

Cash provided by financing activities
Proceeds from Escrow Account	485,436	-
Payments on mortgage note payable	(31,250)	-
Common shares issued	6,500	6,499
Net change provided by financing activities	460,686	6,499

Effect of exchange rate changes on cash and cash equivalents	12,538	-

Net change in cash equivalents	(27,620)	(14,712)

Cash and cash equivalents, beginning of period	2,564,443	3,534,759

Cash and cash equivalents, end of period	$2,536,823	$3,520,047

Cash paid during the three months ended March 31, 2009 and 2008:

Interest paid	$47,732	$948
Income taxes	$29,843	$–

The accompanying notes are an integral part of the consolidated financial statements

Index

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S.) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial position, and cash flows in conformity with accounting principles generally accepted in the U.S. for annual reports.   In the opinion of management, the unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of Bovie Medical Corporation and its subsidiaries (collectively, the “Company” or “we”, “us”, “our”) for the periods presented.  Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions management is required to make. Estimates that are critical to the accompanying consolidated financial statements relate principally to the adequacy of our accounts receivable and inventory allowances and the recoverability of long-lived assets.  In addition, stock-based compensation expense represents a significant estimate as it is based on a formula which in part encompasses the future but unknown value of our common stock. The markets for the Company’s products are characterized by intense price competition, rapid technological development, evolving standards and short product life cycles, all of which could impact the future realization of its assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. It is at least reasonably possible that the Company’s estimates could change in the near term with respect to these matters.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.   Certain prior year amounts may have been reclassified to conform to the presentation used in 2009.

NOTE 2.  INVENTORIES

Inventories are stated at the lower of cost or market.  Cost is determined principally on the average cost method.  Inventories at March 31, 2009 and December 31, 2008 were as follows:

	March 31, 2009	December 31, 2008

Raw materials	$4,101,119	$3,867,281
Work in process	1,853,219	1,621,032
Finished goods	1,102,439	891,054
Gross inventories	7,056,777	6,379,367
Less: reserve for obsolescence	(533,721)	(540,903)

Net inventories	$6,523,056	$5,838,464

NOTE 3.  INTANGIBLE ASSETS

At March 31, 2009 and December 31, 2008 intangible assets consisted of the following:

	March 31, 2009	December 31, 2008

Trade name (life indefinite)	$1,509,662	$1,509,662

Purchased technology (9-17 yr life)	$3,940,617	$3,940,617
Less: Accumulated amortization	(513,286)	(460,865)

Net carrying amount	$3,427,331	$3,479,752

License rights (5 yr life)	$315,619	$315,619
Less accumulated amortization	(115,727)	(99,946)
Net carrying amount	$199,892	$215,673

Index

NOTE 4.  NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS No. 160)

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS No. 160). SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the accounting for partial and/or step acquisitions. SFAS No. 160 will be effective for the Company in the first quarter of fiscal year 2010. The Company does not believe adoption will have a material impact to the consolidated financial statements.

SFAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”

In April 2009, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position, or FSP, No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, to amend the other-than-temporary impairment guidance in debt securities to be based on intent to sell instead of ability to hold the security and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This pronouncement is effective for periods ending after June 15, 2009.  We do not expect the adoption of SFAS 115-2 to have a material impact on our consolidated financial position and results of operations.

FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”

In April 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP 157-4. FSP 157-4 provides additional authoritative guidance to assist both issuers and users of financial statements in determining whether a market is active or inactive, and whether a transaction is distressed. The FSP will be effective for us for the quarter ending June 30, 2009. We do not expect the adoption of FSP 157-4 to have a material impact on our consolidated financial position and results of operations.

FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP 107-1 and APB 28-1. FSP 107-1 and APB 28-1 require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 and APB 28-1 will be effective for us for the quarter ending June 30, 2009. We do not expect the changes associated with adoption of this FSP to have a material impact our consolidated financial position and results of operations.

FSP SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP SFAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to amend the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS 141(R). Under the new guidance, assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined, companies should typically account for the acquired contingencies using existing guidance.  We do not believe adoption of SFAS 141(R) will have a material impact to the consolidated financial statements.

Index

NOTE 5.  STOCKHOLDERS’ EQUITY

During the three month period ended March 31, 2009, we issued 90,000 common shares on the exercise of employee and non-employee options. During the same time period we received 10,744 common shares in a stock swap to exercise 85,000 options (which exercise is included in the 90,000 shares).  The issuance of the common stock along with the receipt of treasury stock received through the stock swap, resulted in net proceeds of $6,500.

NOTE 6.  EARNINGS PER SHARE

We compute basic earnings per share (“basic EPS”) by dividing net income by the weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share (“Diluted EPS”) gives effect to all dilutive potential shares outstanding resulting from employee stock options during the period.  The following table sets forth the computation of basic and diluted earnings per share for the three month periods ended March 31, 2009 and 2008.

	March 31, 2009	March 31, 2008

Net income	$403,266	$190,444

Basic-weighted average shares outstanding	16,852,994	15,922,863
Effect of dilutive potential securities	924,744	1,761,920
Diluted – weighted average shares outstanding	17,777,738	17,684,783

Basic EPS	$0.02	$0.01

Diluted EPS	$0.02	$0.01

The shares used in the calculation of Diluted EPS exclude options to purchase shares where the exercise price was greater than the average market price of common shares during the quarter.  Such shares aggregated 365,000 and 157,500 as of March 31, 2009 and 2008, respectively.

NOTE 7.  STOCK-BASED COMPENSATION

Under the Company’s stock option plan, options to purchase Common Shares may be granted to key employees, officers and directors of the Company by the Board of Directors. The Company accounts for stock options in accordance with SFAS Statement 123 (R) with option expense amortized over the vesting period based on the binomial lattice option-pricing model fair value on the grant date, which includes a number of estimates that affect the amount of our expense. During the three months ended March 31, 2009 the Company expensed $46,761 in stock-based compensation.

Activity in our stock options during the quarter ended March 31, 2009 was as follows:

	Number Of Options	Weighted Average Exercise Price

Outstanding at December 31, 2008	1,867,150	$3.25

Granted	5,500	$6.60
Exercised	(90,000)	$0.87
Canceled	--

Outstanding at March 31, 2009	1,782,650	$3.36

Index

NOTE 8.  INCOME TAXES

For the three months ended March 31, 2009 and 2008, the Company recorded provisions for income taxes of $207,000 and $120,231 respectively. The effective tax rates for the quarters ended March 31, 2009 and 2008 were 34% and 38.7% respectively. The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 35% was due primarily to the existence of research and development tax credits.

At March 31, 2009 temporary differences giving rise to deferred income taxes arise primarily from allowances recorded in our financial statements for inventories that are not currently deductible, and differences in the lives and methods used to depreciate and/or amortize our property and equipment and intangible assets.

The Company is subject to U.S. federal income tax as well as income tax of certain state jurisdictions. The Company has not been audited by the United States Internal Revenue Service (“the IRS”) or any states in connection with income taxes. The periods from December 31, 2005 to December 31, 2008 remain open to examination by the IRS and state authorities.

NOTE 9. – GEOGRAPHIC AND SEGMENT INFORMATION

The Company has two reportable business segments, Bovie Medical Corporation (located in the United States) and Bovie Canada (located in Windsor, Canada). Since Bovie Canada operations resulted in a loss greater than 10% of our consolidated net income (on an absolute value basis) we are required to report certain information broken out by segment for the periods in the table listed below. For the three months ended March 31, 2009 and 2008 such information was as follows (in thousands)

	USA 2009	Canada 2009	USA 2008	Canada 2008

Sales, net	$7,166	52	$6,623	$54

Gross profit	$3,268	$52	$2,719	(133)
Expenses	(2,681)	(236)	(2,229)	(167)

Net income (loss)	$587	$(184)	$490	$(300)

NOTE 10.  COMMITMENTS AND CONTINGENCY

We are obligated under various operating leases, including a lease for a manufacturing and warehouse facility in St. Petersburg, Florida that requires monthly payments of approximately $12,400 through October 31, 2013.   In May 2009 we will be vacating this facility and moving to our new facility which we have been renovating since we purchased it in September 2008.   Should we be unable to find a tenant to sublease our space, at the time of our move, we will be required to record a charge to operations for the fair value of the net remaining lease rentals (i.e. the future minimum lease payments minus estimated sublease rentals we reasonably can expect to receive) and the carrying value of any leasehold improvements we abandon.

A civil action has been instituted by Erbe USA, Inc. (“Erbe”) in the US District Court for the Northern District of Georgia, Atlanta Division, against Bovie and a former employee, seeking equitable relief and unspecified damages.  The complaint essentially alleges that the employee, among other things, breached his employment agreement with Erbe USA, Inc. (“Erbe”) by wrongfully taking Erbe’s confidential information and trade secrets for use in his new employment position and with the assistance of Bovie.  Bovie denies the allegations and pursuant to a Consent and Protective Order, the action has been stayed pending mutual discovery by the parties.  It is too early in the proceeding to determine the extent, if any, of Bovie’s possible exposure in the lawsuit.  As such, no effect has been given herein to any loss that may result from the resolution of this matter in the accompanying consolidated financial statements.

Index

NOTE 12 - RELATED PARTY TRANSACTION

During the quarter ended March 31, 2009, we paid consulting fees of approximately $ 27,000 to an entity owned by one of our directors.

End of financial information

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue,” or similar words or the negative thereof. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this report and in any public statements we make could be materially different from actual results. They can be affected by assumptions we might make or by known or unknown risks or uncertainties. Consequently, we cannot guarantee any forward-looking statements. Investors are cautioned not to place undue reliance on any forward-looking statements. Investors should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. The following factors and those discussed in ITEM 1A, Risk Factors, included in our 2008 Annual Report on Form 10-K, may impact the achievement of forward-looking statements:

•
General economic and political conditions, such as political instability, credit market uncertainty, the rate of economic growth or decline in our principal geographic or product markets or fluctuations in exchange rates;

•	Changes in general economic and industry conditions in markets in which we participate, such as:
▪
General economic and political conditions, such as political instability, credit market uncertainty, the rate of economic growth or decline in our principal geographic or product markets or fluctuations in exchange rates; continued deterioration in or stabilization of the global economy;

▪	Changes in general economic and industry conditions in markets in which we participate, such as:

▪	continued deterioration in or stabilization of the global economy;

▪	continued deterioration in or stabilization of the North America housing market;

▪	the strength of product demand and the markets we serve;

▪	the intensity of competition, including that from foreign competitors;

▪	pricing pressures;

▪	the financial condition of our customers;

▪	market acceptance of new product introductions and enhancements;

▪	the introduction of new products and enhancements by competitors;

▪	our ability to maintain and expand relationships with large customers;

Index

▪	our ability to source raw material commodities from our suppliers without interruption and at reasonable prices; and

▪	our ability to source components from third parties, in particular from foreign manufacturers, without interruption and at reasonable prices;

▪	Our ability to access capital markets and obtain anticipated financing under favorable terms;

▪	our ability to identify, complete and integrate acquisitions successfully and to realize expected synergies on our anticipated timetable;

▪	changes in our business strategies, including acquisition, divestiture and restructuring activities;

▪	changes in operating factors, such as continued improvement in manufacturing activities and the achievement of related efficiencies, inventory risks due to shifts in market demand;

▪	our ability to generate savings from our cost reduction actions;

▪	unanticipated developments that could occur with respect to contingencies such as litigation, intellectual property matters, product liability exposures and environmental matters; and

▪	our ability to accurately evaluate the effects of contingent liabilities.

The foregoing factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact our business. We assume no obligation, and disclaim any duty, to update the forward-looking statements in this report.

Executive Level Overview

We are a medical device company engaged in the manufacturing and marketing of electrosurgical devices. Our medical products include electrosurgical generators and accessories, saline enhanced resection devices, endoscopic disposable and reusable modular instruments, cauteries, medical lighting, nerve locators and other products.

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

Domestic sales accounted for approximately 81.5% of total revenues in the first three months of 2009 as compared to approximately 79% in the first three months of 2008.  Most of the Company’s products are marketed through medical distributors, which distribute to more than 6,000 hospitals, as well as doctors and other health-care facilities.  The Company’s products are sold in more than 150 countries through local distributors coordinated by our in-house sales and marketing personnel at our St. Petersburg, Florida facility. We have no manufacturing facilities or branch offices other than the Florida and Canadian facilities.

Our ten largest customers accounted for approximately 72.9% and 64.6% of net revenues for the first three months of 2009 and 2008 respectively.  At March 31, 2009 and 2008, our ten largest trade receivables accounted for approximately 71.2% and 63.3% of our net receivables, respectively.  In the first three months of 2009 and 2008 one customer accounted for 30% and 16% of total sales, respectively.

Our business is generally not seasonal in nature.

Outlook for 2009

The Company continues to work diligently on the development and marketing of our new products and technologies, which we view as the vehicles to our future growth.  Management is encouraged by the positive acceptance of our new SEER tissue resection device, having already established a direct and specialty sales team as well as receiving initial orders.  A 510(k) FDA application for the BOSS orthopedic device, an expansion and companion of SEER, should be submitted in the near future.

Index

The recent 510(k) application for our ICON GS/J-Plasma now includes an improved system with several new features that should increase efficiency for the physician or surgeon while reducing manufacturing costs.  Management is undertaking a marketing strategy for the ICON GS, a system we believe to be versatile with possible uses in a wide variety of surgical specialties.

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

In today’s economic environment, marked by historic uncertainty, forecasting has become increasingly more difficult.  We have, and will always, take a conservative approach.  Every effort has been made to provide an outlook based on our experience and knowledge; however, variations often impact forecasting which may result in a change in this outlook. We strongly encourage individuals to visit our website: www.boviemedical.com to view the most current news.

Result of Operations (to be read in conjunction with the consolidated statements of operations)

The table below outlines the components of the consolidated statements of operations as percentages of net sales and the year-to-year percentage changes in dollar amounts for the quarters ended March 31, 2009 and 2008:

	2009	2008	Percentage change in Dollar amounts 2009/2008
	%	%	%

Sales	100.0	100.0	8.1
Cost of sales	54.0	61.3	(4.7)
Gross profit	46.0	38.7	28.4

Other costs:
Research and development	6.7	5.4	34.4
Professional services	6.2	2.4	172.9
Salaries and related costs	10.7	10.9	5.7
Selling, general and administrative	14.9	15.6	3.2

Total other costs	38.5	34.3	20.9

Income from operations	7.5	4.4	87.8

Interest income, net	1.0	0.3	211.2

Income before income tax	8.5	4.7	96.4

Provision for income tax	(2.9)	(1.8)	72.2

Net income	5.6	2.9	111.8

The table below sets forth domestic/international and product line sales information for the first quarters of 2009 and 2008.

Net Sales (in thousands)	2009	2008	Percentage change 2009/2008	Increase/ (Decrease)
Domestic/international sales:
Domestic	$5,868	$5,238	12.0	$630
International	1,349	1,440	(6.3)	(91)

Total net sales	$7,217	$6,678	8.1	$539

Product line sales:
Electrosurgical	$5,204	$4,534	14.8	$670
Cauteries	1,441	1,535	(6.1)	(94)
Other	572	609	(6.1)	(37)

Total net sales	$7,217	$6,678	8.1	$539

Index

2009 Compared with 2008

The results of operations for the three months ended March 31, 2009 show an 8.1% increase in sales, as compared to the first three months of 2008. Sales of electrosurgical products increased by 14.8% or $0.7 million compared to the first quarter of 2008.  This increase was mainly attributable to an increase in sales of disposable products to our OEM customers.  Sales of cauteries decreased by 6.1%, from $1.5 million in 2008 to $1.4 million in 2009.  Other sales decreased by 6.1% from approximately $609,000 for first quarter 2008 as compared to $572,000 for first quarter 2009.  No sales of one particular electrosurgical product dominated the number of units sold.

Domestic sales were $5.9 million for first quarter 2009, representing an increase of 12.0% from the same period last year.  International sales were $1.3 million for the first quarter of 2009, representing a decrease of 6.3% over the same period in 2008.

Cost of sales represented 54.0% of sales in the first quarter of 2009 as compared to 61.3% of sales in the first quarter of 2008, a total of $3.9 million and $4.1 million, respectively, a decrease of $0.2 million.  The reason for the decrease in cost of sales percentage was due to the increase in sales of our higher margin OEM disposable products.

Research and development expenses were 6.7% and 5.4% of sales for the first quarters of 2009 and 2008, respectively.  These expenses increased 34.4% in 2009 to approximately $481,000 over the corresponding period of 2008 of $357,700.  This increase is due to costs related to the development of our new orthopedic BOSS device, development of Polarian, our new vessel sealing technology, final stages development costs of our J-Plasma technology, and annual salary increases.

Professional services increased by $282,022 or 172.9%, from $163,132 in the first quarter of 2008 to $445,154 for the first quarter of 2009. This increase was mainly attributable to legal costs associated with the Erbe lawsuit (see Item 1) coupled with increased legal costs for patent work performed for our new products and technologies.

Administrative and sales salaries and related costs increased in the first quarter of 2009 by 5.7% to approximately $774,000 as compared to the first quarter of 2008 at approximately $732,000.  The increase was due to an expansion of direct sales personnel for some of our new product lines coupled with annual salary increases.

Selling, general and administrative expenses decreased as a percentage of sales by 0.7% for the first quarter of 2009 as compared to the first quarter of 2008. Selling, general and administrative expenses were approximately $1.1 million and $1.0 million for first quarters of 2009 and 2008, respectively, an increase of approximately $33,000. Increased selling costs related to our new product lines was the main reason for the increase.

Net interest earned increased by $45,881 during the first quarter of 2009 when compared to the first quarter of 2008, primarily as a result of capitalized interest related to financing the build out of our new facility.

The provisions for income taxes in the financial statements are based on effective income tax rates of 34.0% and 38.7% for the quarters ended March 31, 2009 and 2008, respectively.  Since we have used all of our net operating carryforwards, we are now subject to paying income taxes on our taxable income ( i.e. net income as adjusted for the effects of research and development credits and temporary differences).

Diluted net earnings increased $0.01 to $0.02 per share or $403,266 in the first quarter of 2009 as compared to $190,444 or $0.01 per share in the first quarter of 2008.  The increase in earnings from operations was $253,710 versus the after tax difference of $212,822 when compared to the first quarter of 2008.

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

Product Development

Most of the Company’s products and product improvements have been developed internally. Funds for this development have resulted primarily from internal cash flow and the issuance of common stock upon the exercise of stock options. The Company maintains close working relationships with physicians and medical personnel in hospitals and universities who assist in product research and development. New and improved products play a critical role in the Company’s sales growth. The Company continues to place emphasis on the development of proprietary products and product improvements to complement and expand its existing product lines. The Company has a centralized research and development focus, with its Florida and Canadian manufacturing locations responsible for new product development and product improvements. Our research, development and engineering units at the manufacturing location maintain relationships with distribution locations and customers in order to provide an understanding of changes in the market and product needs. During 2009 we continued to invest in the ICON GS (J-Plasma technology), ICON GP, vessel sealing technology, Polarian, and BOSS. The ongoing cost for this development will be paid from operating cash flows.

In the next year we do not contemplate any material purchase or acquisition of assets that our ordinary cash flow and/or credit line would be unable to sustain.

Reliance on Collaborative, Manufacturing and Selling Arrangements

We are dependent on certain contractual OEM customers for product development, wherein we are to provide the manufacturing of the product developed. However, the customer has no legal obligation to purchase the developed products. Should the collaborative customer fail to give us purchase orders for the product after development, our future business and value of related assets could be negatively affected. Furthermore, no assurance can be given that a collaborative customer may give sufficient high priority to our products. In addition, disagreements or disputes may arise between Bovie and its contractual customers, which could adversely affect production of our products. We also have informal collaborative arrangements with two foreign suppliers wherein we request the development of certain items and components and we purchase them pursuant to purchase orders. Our purchase orders are never more than one year and are supported by orders from our customers.

Liquidity and Capital Resources

Our working capital at March 31, 2009 increased to $10.0 million from $9.8 million at December 31, 2008. Accounts receivable day sales outstanding were 39.5 days and 37.0 days at March 31, 2009 and December 31, 2008 respectively.

We generated cash from operations of $0.3 million for the three months ended March 31, 2009 compared with generating cash to operations of $0.4 million in the same period of 2008, a decrease of $0.1 million.

In the first three months ended March 31, 2009 we used approximately $753,000 for the purchase of property and equipment.

We had approximately $2.5 million in cash and cash equivalents at March 31, 2009. We believe our cash on hand, as well as anticipated cash flows from operations, and releases of funds from escrow, will be sufficient to fund our operating capital requirements, manufacturing facility construction, other capital expenditures and any acquisitions to supplement our current product offerings for a period of at least one year. Should additional funds be required, we have $5.0 million of borrowing capacity available under our existing credit facility.

Index

The Company’s future contractual obligations for agreements with initial terms greater than one year, including agreements to purchase materials in the normal course of business, are summarized as follows (in thousands):

	As of March 31, 2009	2010	2011	2012	2013
Operating leases	214	278	252	246	223
Employment Agreements	779	814	64	0	0
Purchase Commitments	4,177	-0-	-0-	-0-	-0-

We believe that we have the product mix, facilities, personnel, competitive edge, operating cash flows and financial resources for business success in the immediate (1 year) future and distant future (after 1 year), but future revenues, costs, margins, product mix and profits are all subject to the influence of a number of factors, as discussed above.

Critical Accounting Estimates

We have adopted various accounting policies to prepare the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Our most significant accounting policies are disclosed in Note 1 to the consolidated financial statements included in our December 31, 2008 Form 10-K.

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

Off-Balance Sheet Arrangements

As of March 31, 2009, we had future contractual obligations for certain employee agreements, purchase commitments and operating leases as follows:

	As of March 31, 2009	2010	2011	2012	2013
Operating leases	214	278	252	246	223
Employment Agreements	779	814	64	0	0
Purchase Commitments	4,177	-0-	-0-	-0-	-0-

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

Our financial instruments include cash, cash equivalents and short-term investments. We are exposed to interest rate risk on our short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid overnight money market investments. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term overnight securities. If a 10% change in interest rates were to have occurred on March 31, 2009, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we have concluded that we do not have a material financial market risk exposure.

Foreign Currency Risk

Although we have a foreign subsidiary located in Canada, our transactions outside our functional currency are minimal and not a material financial risk.

Index

Counterparty Risk

Some of our suppliers and other vendors may be adversely impacted by tightening of the credit markets, fluctuations in commodity prices and other consequences of the economic downturn. Some vendors may seek to change the terms on which they do business with us in order to lessen the impact of the economic downturn on their business. If we are forced to find alternative vendors for key components or services, whether due to demands from the vendor or the vendor’s bankruptcy or ceasing operations, that could be a distraction to us and adversely impact our business. Changing vendors could also result in our inability to obtain business terms as favorable to us as the terms on which we currently operate.

ITEM 4.  CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures

We have carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of March 31, 2009. Based upon that evaluation, our CEO and CFO concluded that, as of the end of that period, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Changes in internal controls

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In 2008, a civil action was instituted by Erbe USA, Inc. (“Erbe”) in the US District Court for the Northern District of Georgia, Atlanta Division, against Bovie and a recently hired employee, seeking equitable relief and damages.  The complaint essentially alleges that the newly hired employee, among other things, breached his employment agreement with Erbe USA, Inc., (“Erbe”) by wrongfully taking Elbe’s confidential information and trade secrets for use in his new employment with the assistance of Bovie.  Bovie denies the allegations and pursuant to a Consent and Protective Order, the action has been stayed pending mutual discovery by the parties.  It is too early in the proceeding to determine the extent, if any, of Bovie’s possible exposure in the lawsuit.

In the normal course of business, the Company is subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of March 31, 2009. These matters could affect the operating results of any one quarter when resolved in future periods. Management does not believe that any monetary liability or financial impact to the Company as a result of these proceedings or claims will be material to the Company’s annual consolidated financial statements. However, a significant increase in the number of these claims, or one or more successful claims resulting in greater liabilities than the Company currently anticipates, could materially and adversely affect the Company’s business, financial condition, results of operation or cash flows

ITEM 1A.  RISK FACTORS

There have been no material changes to the Risk Factors previously disclosed in our Form 10K for the year ended December 31, 2008, in response to Item 1A to Part 1 of Form 10K.

Index

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

Date:  May 8, 2009

/s/Andrew Makrides
Chief Executive Officer - Andrew Makrides

/s/Gary D. Pickett
Chief Financial Officer- Gary D. Pickett