Form 10-Q
period 2009-06-30
BOVIE MEDICAL CORP
filed 2009-08-10
CIK 719135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009
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

The number of shares of common stock, par value $0.001 per share, outstanding on July 15, 2009 was 17,027,785.

BOVIE MEDICAL CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2009

Index

PART I. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2009 AND DECEMBER 31, 2008

Assets

	(Unaudited) June 30, 2009	December 31, 2008

Current assets:

Cash and cash equivalents	$3,115,098	$2,564,443
Trade accounts receivable, net	2,380,957	2,991,715
Inventories	7,091,762	5,838,464
Prepaid expenses	761,890	426,534
Deferred income tax asset, net	154,000	216,885

Total current assets	13,503,707	12,038,041

Property and equipment, net	8,827,751	7,125,943

Other assets:

Brand name/trademark, net	1,509,662	1,509,662
Purchased technology, net	3,374,910	3,479,752
License rights, net	184,111	215,673
Restricted cash held in escrow	35,635	1,285,117
Deposits and other assets	181,854	124,707

Total other assets	5,286,172	6,614,911

Total assets	$27,617,630	$25,778,895

The accompanying notes are an integral part of the consolidated financial statements.

Index

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2009 AND DECEMBER 31, 2008
(CONTINUED)

Liabilities and Stockholders' Equity

	(Unaudited) June 30, 2009	December 31, 2008
Current liabilities:

Accounts payable	$1,065,194	$1,317,578
Deferred revenue	14,266	24,538
Accrued payroll	146,501	61,168
Accrued vacation	255,020	237,633
Current portion of amounts due to Lican	50,000	50,000
Current income taxes payable	-	77,943
Current portion of mortgage note payable to bank	125,000	125,000
Line of credit	1,000,000	-
Accrued and other liabilities	806,248	423,109

Total current liabilities	3,462,229	2,316,969

Deferred income taxes payable	581,000	530,863
Mortgage note payable to bank, net of current portion	3,812,500	3,875,000
Due to Lican, net of current portion	268,150	268,150

Total liabilities	8,123,879	6,990,982

Commitments and Contingency (Note 11)

Stockholders' equity:

Preferred stock, par value $.001; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock par value $.001; 40,000,000 shares authorized, 16,884,707 and 16,795,269 issued and outstanding on June 30, 2009 and December 31, 2008, respectively	16,886	16,796
Additional paid in capital	22,923,926	22,841,545
Accumulated other comprehensive loss	(70,982)	(88,464)
Deficit	(3,376,079)	(3,981,964)

Total stockholders' equity	19,493,751	18,787,913

Total liabilities and stockholders' equity	$27,617,630	$25,778,895

The accompanying notes are an integral part of the consolidated financial statements.

Index

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Sales	$6,831,578	$6,985,312	$14,048,901	$13,662,879
Cost of sales	3,850,436	4,084,859	7,747,945	8,176,501

Gross profit	2,981,142	2,900,453	6,300,956	5,486,378

Other costs and expenses:

Research and development	520,754	584,444	1,001,514	942,144
Professional services	275,335	159,224	720,489	322,356
Salaries and related costs	770,643	793,904	1,544,693	1,526,305
Selling, general and administrative	1,138,596	1,117,439	2,219,842	2,161,178

Total costs and expenses	2,705,328	2,655,011	5,486,538	4,951,983

Income from operations	275,814	245,442	814,418	534,395

Other income (expense), net:

Interest income (expense), net	(11,220)	8,946	56,389	30,673
Gain on cancellation of agreement	-	1,495,634	-	1,495,634

Total other income (expense), net	(11,220)	1,504,580	56,389	1,526,307

Income before income taxes	264,594	1,750,022	870,807	2,060,702

Provision for income taxes	(57,922)	(519,802)	(264,922)	(640,038)

Net income	$206,672	$1,230,220	$605,885	$1,420,664

Earnings per share
Basic	$0.01	$0.08	$0.04	$.09
Diluted	$0.01	$0.07	$0.03	$.08

Weighted average number of shares outstanding	16,879,182	16,002,841	16,866,160	15,962,852

Weighted average number of shares outstanding adjusted for dilutive securities	17,818,101	17,803,069	17,762,124	17,708,156

The accompanying notes are an integral part of the consolidated financial statements.

Index

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2008 AND THE PERIOD ENDED JUNE 30, 2009

	Common		Additional Paid-in	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Gain (Loss)	Deficit	Total

January 1, 2008	15,457,088	$15,457	$22,435,161	$-	$(5,813,752)	$16,636,866

Options exercised, net of stock swap	1,338,181	1,339	221,687	-	-	223,026

Stock based compensation	-	-	184,697	-	-	184,697

Income for year	-	-	-	-	1,831,788	1,831,788
Foreign currency remeasurement				(88,464)	-	(88,464)
Comprehensive income	-	-	-	-	-	1,743,324

December 31, 2008	16,795,269	16,796	22,841,545	(88,464)	(3,981,964)	18,787,913

Options exercised, net of stock swap	89,438	90	8,039	-	-	8,129

Stock based compensation	-	-	74,342	-	-	74,342

Income for period	-	-	-	-	605,885	605,885
Foreign currency remeasurement	-	-	-	17,482	-	17,482
Comprehensive income	-	-	-	-	-	623,367

June 30, 2009	16,884,707	$16,886	$22,923,926	$(70,982)	$(3,376,079)	$19,493,751

The accompanying notes are an integral part of the consolidated financial statements.

Index

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	2009	2008
Cash flows from operating activities
Net income	$605,885	$1,420,664
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment:	350,607	398,163
Amortization of intangible assets	136,404	77,467
Provision for (recovery of) inventory obsolescence	1,181	(4,711)
Loss on disposal of property and equipment	437	2,236
Stock based compensation	74,343	44,594
Non-cash reclassification	-	10,324
Provision for deferred taxes	113,022	610,035
Gain on cancellation of agreement	-	(1,495,634)
Changes in current assets and liabilities:
Trade receivables	610,758	(78,754)
Prepaid expenses	(335,355)	(412,290)
Inventories	(1,254,479)	(357,069)
Deposits and other assets	(57,147)	(36,644)
Accounts payable	(252,384)	200,204
Accrued and other liabilities	383,139	297,284
Accrued payroll	85,333	3,421
Accrued vacation	17,387	44,064
Income taxes payable	(77,943)	-
Deferred revenues	(10,272)	(15,924)
Net cash provided by operating activities	390,916	707,430

Cash flows from investing activities
Purchases of property and equipment	(2,052,849)	(588,707)
Proceeds from sale of property and equipment	-	10,573
Purchased technology	-	(57,283)
Net cash used in investing activities	(2,052,849)	(635,417)

Cash provided by financing activities
Proceeds from escrow account	1,249,481	-
Net increase in line of credit	1,000,000	-
Payments on mortgage note payable	(62,500)	-
Common shares issued	8,125	218,275
Net cash provided by financing activities	2,195,106	218,275

Effect of exchange rate changes on cash and cash equivalents	17,482	(46,717)

Net change in cash equivalents	550,655	243,571

Cash and cash equivalents, beginning of period	2,564,443	3,534,759

Cash and cash equivalents, end of period	$3,115,098	$3,778,330

Cash paid during the six months ended June 30, 2009 and 2008:

Interest paid, net of amounts capitalized	$16,123	$948
Income taxes	$232,148	$37,128

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

As discussed in our September 30, 2008 10-Q, upon completion of our 2007 tax return and further analysis of our tax credits and net operating loss carryforwards,  we became aware that  our income tax provisions and related assets and liabilities were incorrectly reported in our initial June 30, 2008 Form 10-Q. We reviewed this issue pursuant to SEC Staff Accounting Bulletin No. 99 and determined that it was not material to the June 30, 2008 financial reports. Accordingly, we were not required to amend our previously filed 10-Q; rather, pursuant to the SEC Staff Accounting Bulletin No. 108 (“SAB 108”), we have corrected the accompanying June 30, 2008 financial statements to reflect the corrected amounts. The following table reflects the adjustments to the financial statements as of and for the three and six months ended June 30, 2008 that have been incorporated into the accompanying financial statements  (all amounts in thousands):

Statement of operations	Six Months Ended June 30, 2008
	As Reported	Adjustment		Corrected
Provision for income taxes	$440		$200	$640
Net income	$1,621	$	(200)	$1,421
Comprehensive income	$1,574		$(200)	$1,374

Statement of operations	Three Months Ended June 30, 2008
Provision for income taxes	$320		$200	$520
Net income	$1,430		$(200)	$1,230
Comprehensive income	$1,383	$	(200)	$1,183

Statement of cash flows	Six Months Ended June 30, 2008
Net income	$1,621	$	(200)	$1,421
Provision for deferred taxes	$410		$200	$610

Index

NOTE 2.  INVENTORIES

Inventories are stated at the lower of cost or market.  Cost is determined principally on the average cost method.  Inventories at June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009	December 31, 2008

Raw materials	$4,584,144	$3,867,281
Work in process	2,009,254	1,621,032
Finished goods	1,039,273	891,054
Gross inventories	7,632,671	6,379,367
Less reserve for obsolescence	(540,909)	(540,903)

Net inventories	$7,091,762	$5,838,464

NOTE 3.  INTANGIBLE ASSETS

At June 30, 2009 and December 31, 2008 intangible assets consisted of the following:

	June 30, 2009	December 31, 2008

Trade name (life indefinite)	$1,509,662	$1,509,662

Purchased technology (9-17 yr life)	$3,940,617	$3,940,617
Less accumulated amortization	(565,707)	(460,865)

Net carrying amount	$3,374,910	$3,479,752

License rights (5 yr life)	$315,619	$315,619
Less accumulated amortization	(131,508)	(99,946)

Net carrying amount	$184,111	$215,673

NOTE 4.  NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 168, “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles. This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  We will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009.  As the Codification is not intended to change or alter existing GAAP, it will not have any impact on our consolidated financial statements.

SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” This Statement amends certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. We do not anticipate that the adoption of this statement will impact our consolidated financial statements since we do not currently have any significant variable interests in unconsolidated entities.

Index

SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140”

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140. The new standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009.  We are evaluating the impact it will have on our consolidated financial statements.

SFAS No. 165, “Subsequent Events”

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. This standard is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS No. 165 is effective for fiscal years and interim periods ended after June 15, 2009.  We adopted this standard effective June 15, 2009 and have evaluated any subsequent events through the date of this filing.  We do not believe there are any material subsequent events which would require further disclosure.

SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS No. 160)

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS No. 160). SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the accounting for partial and/or step acquisitions. SFAS No. 160 will be effective for the Company in the first quarter of fiscal year 2010. The Company does not believe adoption will have a material impact on its consolidated financial statements.

SFAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”

In April 2009, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position, or FSP, No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, to amend the other-than-temporary impairment guidance in debt securities to be based on intent to sell instead of ability to hold the security and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This pronouncement is effective for periods ending after June 15, 2009.  The adoption of SFAS 115-2 did not have a material impact on our consolidated Statements.

FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”

In April 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP 157-4. FSP 157-4 provides additional authoritative guidance to assist both issuers and users of financial statements in determining whether a market is active or inactive, and whether a transaction is distressed. The adoption of FSP 157-4 did not have a material impact on our consolidated financial statements.

FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1 enhance consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 107-1 and APB 28-1 relate to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were disclosed only once a year. The FSP now requires these disclosures to be made on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. FSP FAS 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009. We adopted FSP FAS 107-1 and APB 28-1 in the second quarter of fiscal 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on our consolidated financial statements.

Index

FSP SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP SFAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to amend the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS 141(R). Under the new guidance, assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined, companies should typically account for the acquired contingencies using existing guidance. The adoption of SFAS 141(R) did not have a material impact on our consolidated financial statements.

NOTE 5. FAIR VALUE MEASUREMENTS

Our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2009 are measured in accordance with SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements.

The statement requires fair value measurement be classified and disclosed in one of the following three categories:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability;
Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The following table summarizes our financial instruments as of June 30, 2009 (in thousands):
	June 30, 2009 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents – United States	$2,981	$2,981	$-	$-
Cash and equivalents - Foreign currency	134	134	-	-

Total	$3,115	$3,115	$-	$-

The following table summarizes our financial instruments as of December 31, 2008 (in thousands):
	December 31, 2008 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents – United States	$2,497	$2,497	$-	$-
Cash and equivalents – Foreign currency	67	67	-	-

Total	$2,564	$2,564	$-	$-

Index

NOTE 6.  STOCKHOLDERS’ EQUITY

During the six month period ended June 30, 2009, we issued 89,438 common shares in exchange for 104,000 employee and non-employee stock options and 14,562 common shares (via a stock swap).  The issuance of the common stock along with the receipt of stock received through the stock swap, resulted in net proceeds of $8,125.

NOTE 7.  EARNINGS PER SHARE

We compute basic earnings per share (“basic EPS”) by dividing net income by the weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share (“Diluted EPS”) gives effect to all dilutive potential shares outstanding (primarily stock options).  The following table sets forth the computation of basic and diluted earnings per share for the three months and six months periods ended June 30, 2009 and 2008.

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Net income	$206,672	$1,230,220	$605,885	$1,420,664

Basic-weighted average shares outstanding	16,879,182	16,002,841	16,866,160	15,962,852
Effect of dilutive potential securities	938,919	1,800,228	895,964	1,745,304
Diluted – weighted average shares outstanding	17,818,101	17,803,069	17,762,124	17,708,156

Basic EPS	$0.01	$0.08	$0.04	$0.09

Diluted EPS	$0.01	$0.07	$0.03	$0.08

The shares used in the calculation of Diluted EPS exclude options to purchase shares where the exercise price was greater than the average market price of common shares during the quarter.  Such shares aggregated zero and 157,500 as of June 30, 2009 and 2008, respectively.

NOTE 8.  STOCKOPTIONS

Under the Company’s stock option plan, options to purchase Common Shares may be granted to key employees, officers, directors, and consultants of the Company by the Board of Directors. The Company accounts for stock options in accordance with SFAS Statement 123 (R) with option expense amortized over the vesting period based on the binomial lattice option-pricing model fair value on the grant date, which includes a number of estimates that affect the amount of our expense. During the six months ended June 30, 2009 the Company expensed $74,342 in stock-based compensation.

Activity in our stock options during the six months ended June 30, 2009 was as follows:

	Number Of Options	Weighted Average Exercise Price

Outstanding at December 31, 2008	1,867,150	$3.25

Granted	5,500	$6.60
Exercised	(104,000)	$1.05
Canceled	(10,000)	$7.33

Outstanding at June 30, 2009	1,758,650	$3.37

Index

NOTE 9.  INCOME TAXES

For the six months ended June 30, 2009 and 2008, the Company recorded provisions for income taxes of $264,922 and $640,038 respectively. The effective tax rates for the quarters ended June 30, 2009 and 2008 were 22% and 30% respectively. The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 34% is due primarily to the existence of research and development tax credits.

At June 30, 2009, temporary differences giving rise to deferred income taxes arise primarily from allowances recorded in our financial statements for inventories that are not currently deductible and differences in the lives and methods used to depreciate and/or amortize our property and equipment and intangible assets.

The Company is subject to U.S. federal income tax as well as income tax of certain state jurisdictions. The Company has not been audited by the United States Internal Revenue Service (“the IRS”) or any states in connection with income taxes. The periods from December 31, 2005 to December 31, 2008 remain open to examination by the IRS and state authorities.

NOTE 10. – GEOGRAPHIC AND SEGMENT INFORMATION

The Company has two reportable business segments, Bovie Medical Corporation (located in the United States) and Bovie Canada (located in Windsor, Canada). Since Bovie Canada operations resulted in a loss greater than 10% of our consolidated net income (on an absolute value basis) we are required to report certain information broken out by segment for the periods in the table listed below.

For the three months ended June 30, 2009 and 2008 such information was as follows (in thousands)

	USA 2009	Canada 2009	USA 2008	Canada 2008

Sales, net	$6,671	$161	$6,887	$98

Gross profit	$2,908	$73	$2,861	$39

Operating Expenses	$(2,481)	$(224)	$(2,337)	$(318)

Net income (loss)	$358	$(151)	$1,509	$(279)

For the six months ended June 30, 2009 and 2008 such information was as follows (in thousands)

	USA 2009	Canada 2009	USA 2008	Canada 2008

Sales, net	$13,708	$341	$13,481	$182

Gross profit	$6,176	$125	$5,580	$(94)

Operating Expenses	$(5,022)	$(465)	$(4,467)	$(485)

Net income (loss)	$945	$(339)	$2,000	$(579)

Index

NOTE 11.  COMMITMENTS AND CONTINGENCY

We are obligated under various operating leases, including a lease for a manufacturing and warehouse facility in St. Petersburg, Florida that requires monthly payments of approximately $12,400 through October 31, 2013.   In May 2009 we relocated substantially all operations to our new facility.   Management intends to  utilize the St. Petersburg leased facility for the new product lines launching throughout 2009. However, should we decide not to utilize this facility in the future and be unable to find a tenant to sublease our space, we will be required to record a charge to operations for the fair value of the net remaining lease rentals (i.e. the future minimum lease payments minus estimated sublease rentals we reasonably can expect to receive) and the carrying value of any leasehold improvements we abandon.

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

NOTE 12 - RELATED PARTY TRANSACTION

During the three and six months ended June 30, 2009, we paid consulting fees of approximately $27,000 and $54,000, respectively to an entity owned by one of our directors.

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

▪	Changes in general economic and industry conditions in markets in which we participate, such as:

▪	continued deterioration in or destabilization of the global economy;

▪	continued deterioration in or destabilization of the North America housing market;

▪	the strength of product demand and the markets we serve;

▪	the intensity of competition, including that from foreign competitors;

▪	pricing pressures;

▪	the financial condition of our customers;

▪	market acceptance of new product introductions and enhancements;

▪	the introduction of new products and enhancements by competitors;

▪	our ability to maintain and expand relationships with large customers;

▪	our ability to source raw material commodities from our suppliers without interruption and at reasonable prices; and

▪	our ability to source components from third parties, in particular from foreign manufacturers, without interruption and at reasonable prices;

▪	Our ability to access capital markets and obtain anticipated financing under favorable terms;

▪	Our ability to identify, complete and integrate acquisitions successfully and to realize expected synergies on our anticipated timetable;

▪	Changes in our business strategies, including acquisition, divestiture and restructuring activities;

▪	Changes in operating factors, such as continued improvement in manufacturing activities and the achievement of related efficiencies, inventory risks due to shifts in market demand;

▪	Our ability to generate savings from our cost reduction actions;

▪	Unanticipated developments that could occur with respect to contingencies such as litigation, intellectual property matters, product liability exposures and environmental matters; and

Index

▪	Our ability to accurately evaluate the effects of contingent liabilities.

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

We internally divide our operations into three product lines: electrosurgical products, battery operated cauteries and other products. The electrosurgical product line sells electrosurgical products which include dessicators, generators, electrodes, electrosurgical pencils and various ancillary disposable products. These products are used in surgery for the cutting and coagulation of tissue. Battery operated cauteries are used for precise hemostasis (to stop bleeding) in ophthalmology and in other fields. Our other revenues are derived from nerve locators, disposable and reusable penlights, medical lighting, license fees, development fees and other miscellaneous income.

Most of the Company’s products are marketed through medical distributors, which distribute to more than 6,000 hospitals, as well as doctors and other health-care facilities.  The Company’s products are sold in more than 150 countries through local distributors coordinated by our in-house sales and marketing personnel at our Clearwater, Florida facility. We have no manufacturing facilities or branch offices other than the Florida and Canadian facilities.

Our ten largest customers accounted for approximately 73% and 66% of net revenues for the first six months of 2009 and 2008 respectively.  At June 30, 2009 and 2008, our ten largest trade receivables accounted for approximately 71% and 79% of our net receivables, respectively.  In the first six months of 2009 and 2008 one customer accounted for 27% and 14% of total sales, respectively.

Our business is generally not seasonal in nature.

Outlook for 2009

The Company continues to advance on its path towards future growth through the development of new technologies.  Management is pleased with the positive surgeon acceptance of its SEER tissue resection device.  Subsequent to the close of the second quarter, a 510K submission for the BOSS orthopedic device was filed; the BOSS is an expansion of the sintered steel technology and companion to the SEER.  The SEER and BOSS are high margin products that address a market exceeding $500 million.  The Company is establishing direct sales and specialty sales teams in order to deliver the BOSS and SEER into the marketplace.

Secondly, during the early part of the third quarter, a 510K application was filed for the Company’s Seal-n-Cut™ vessel sealing instrument line as well as a separate submission filed for its ICON VS generator, designed to work with the Seal-n-Cut™ instruments.  The vessel sealing market is estimated to exceed $1 billion.

In addition, a 510K application for the J-Plasma technology (ICON GS) has been filed and awaits FDA action.  J-Plasma includes an improved redesigned system with added features that should increase efficiency for the surgeon, while reducing manufacturing costs.  Marketing strategies for J-Plasma are being developed, and management believes the product will be versatile with uses in a range of surgical specialties.

The Company remains focused on maximizing shareholder value through the development of new products which should provide high margins and profit opportunities.

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

Index

Result of Operations (to be read in conjunction with the consolidated statements of operations)

The table below outlines the components of the consolidated statements of operations as percentages of net sales and the year-to-year percentage changes in dollar amounts for the three and six months ended June 30, 2009 and 2008:

	Three Months		Percentage Change in	Six Months		Percentage Change in
	2009	2008	Dollar Amounts	2009	2008	Dollar Amounts
	%	%	%	%	%	%

Sales	100.0	100.0	(2.2)	100.0	100.0	2.8
Cost of sales	56.4	58.5	(5.7)	55.2	59.8	(5.2)
Gross profit	43.6	41.5	2.8	44.8	40.2	14.8

Other costs:
Research & development	7.6	8.4	(10.9)	7.1	6.9	6.3
Professional services	4.0	2.3	72.9	5.1	2.4	123.5
Salaries and related costs	11.3	11.3	(2.9)	11.0	11.2	1.2
Selling, general and administrative	16.7	16.0	1.9	15.8	15.8	2.7

Total other costs	39.6	38.0	1.9	39.0	36.3	10.8

Income from operations	4.0	3.5	12.4	5.8	3.9	52.4

Interest income, net	(0.1)	0.1	(225.4)	0.4	0.2	83.8
Other Income	-	21.5	(100.0)	-	11.0	(100.0)

Income before income tax	3.9	25.1	(84.9)	6.2	15.1	(57.7)

Provision for income taxes	(0.9)	(7.4)	(93.4)	(1.9)	(4.7)	(59.6)

Net income	3.0	17.7	(80.2)	4.3	10.4	(58.6)

Results of Operations – Six months ended June 30, 2009 compared to six months ended June 30, 2008

The table below sets forth domestic/international and product line sales information for the first six months of 2009 and 2008:

			%age change	Increase/
	2009	2008	2009/2008	(Decrease)
Net Sales (in thousands):
Domestic	$11,616	$10,946	6.1	$670
International	2,433	2,717	(10.5)	(284)

Total net sales	$14,049	$13,663	2.8	$386

Product line sales:
Electrosurgical	$9,909	$9,341	6.1	$568
Cauteries	3,048	3,141	(3.0)	(93)
Other	1,092	1,181	(7.5)	(89)

Total net sales	$14,049	$13,663	2.8	$386

The statement operations for the six months ended June 30, 2009 shows an increase in sales as compared to the first six months of 2008. Sales of electrosurgical products increased by 6.1% or approximately $568,000 compared to the same six month period of 2008 while sales of cauteries decreased by 3.0% from $3.1 million to $3.0 million.  Other sales decreased by 7.5% from $1.2 million to $1.1 million. The overall increase was attributed mainly to increased OEM sales of certain electrosurgical products. No sales of one particular electrosurgical product dominated the number of units sold.

Index

Sales of generators and accessories to Arthrex increased by approximately $1.9 million during the six months ended June 30, 2008 to $3.8 million for the six months ended June 30, 2009.

Domestic sales were $11.6 million for six months ended June 30, 2009, representing an increase of 6.1% from the same period last year.  The increase was mainly the result of sales for certain OEM product lines. International sales were $2.4 million for the six months ended June 30, 2009, representing a decrease of 10.5% over the same period in 2008.

Cost of sales decreased $0.4 million from $8.2 million at June 30, 2008 to $7.8 million at June 30, 2009, representing a change from 59.8% of sales to 55.2% of sales for the six-month periods then ended.   The net decrease in cost of sales is the result of the product mix and more concentrated sales in higher profit margin product lines coupled with decreases in freight-in and indirect labor costs.

Research and development expenses were 7.1% and 6.9% of sales for the six months ended June 30, 2009 and 2008, respectively.  These expenses increased 6.3% in 2009 to approximately $1.0 million over the corresponding period in 2008 which amounted to approximately $942,000. This increase is largely due to costs related to our continued development of our Polarian vessel sealing technology at our Canadian facility, as well as additional costs for our other product lines (i.e. SEER, BOSS, J Plasma) as they approach the production phase.

Professional services increased from approximately $322,000 in the first six months of 2008 to approximately $720,000 in the first six months of 2009, an increase of approximately $398,000 or 124%.  This increase is mainly attributable to legal costs related to the lawsuit with Erbe  (see Note 11).

Salaries and related costs remained relatively stable between the first six months of 2009 and 2008 at $1.5 million.  The relatively small increase in these expenses resulted from cost cutting measures implemented by management at the beginning of the year.

Selling, general and administrative expenses increased slightly by approximately $59,000 in the first six months of 2009 compared to the first six months of 2008 (an increase of 2.7% to $2.2 million).  The increase is mainly attributable to increased costs for  insurance, moving costs associated with our new facility, and an increase in amortization for intellectual property recently placed in production.

We have agreements with various sales representatives to develop markets for our new products and to maintain customer relations.  Our current representatives receive an average commission of approximately 4% of sales in their market areas.  In the first six months of 2009 and 2008, commissions paid approximated $355,000 and $371,000 respectively, a decrease of 4.3%.  The decrease in sales commissions was a result of a difference in product mix and an increase in sales to OEM customers.

Net interest earned increased by approximately $26,000 during the first six months of 2009 when compared to the same period in 2008 primarily as a result of the capitalization of a portion of interest expense related to our new facility during renovation.

For the six months ended June 30, 2008 we realized other income in the amount of approximately $1.5 million as a result of  our acquiring intellectual property from a contract settlement with Boston Scientific Corporation.  We had no such activity in 2009.

Our income tax provision for the six months ended June 30, 2009 was approximately $265,000 as compared to approximately $640,000 during the six months ended June 30, 2008.  Our effective tax rate was approximately 30% for the first six months of 2009, which differs from statutory rates primarily due to the effects of  research and development and production  tax credits  We estimate that our annual effective tax rate is approximately 34% and we adjust our income tax provision for both temporary and permanent differences between GAAP net taxable income and net taxable income pursuant to the Internal Revenue Service Code and other state revenue agency code.

Results of Operations - Three months ended June 30, 2009 compared to three months ended June 30, 2008

The table below sets forth domestic/international and product line sales information for the second quarter of 2009 and 2008:

Index

			%age change	Increase/
	2009	2008	2009/2008	(Decrease)
Net Sales (in thousands)
Domestic	$5,748	$5,708	0.7	$40
International	1,084	1,277	(15.1)	(193)

Total net sales	$6,832	$6,985	(2.2)	$(153)

Product line sales:
Electrosurgical	4,704	$4,807	(2.1)	$(103)
Cauteries	1,608	1,606	0.1	2
Other	520	572	(9.1)	(52)

Total net sales	$6,832	$6,985	(2.2)	$(153)

Sales for the three month period ended June 30, 2009 were approximately $6.8 million as compared to $7.0 million for the same period in 2008, a decrease of $0.2 million or 2.2%.  The decrease was mainly attributed to a decrease in international sales.

Cost of goods sold decreased from $4.1 million to $3.9 million a decrease of $0.2 million or 5.7% for the three month period ended June 30, 2009 as compared to the same period in 2008. The reason for the increase was mainly attributed to sales product mix and sales of higher margin products.

Research and development decreased by approximately $64,000,or 10.9%, from $584,400 in 2008 to $520,800 in 2009, respectively as products under development continued closer to production launch.

Professional fees increased by approximately $116,000 or 72.9% from approximately $159,000 to approximately $275,000 for the quarters ended June 30, 2008 to June 30, 2009, respectively. This increase continues to be driven by the legal costs associated with the Erbe lawsuit.

Salaries and related costs decreased from approximately $794,000 in 2008 to $771,000 in 2009, respectively, a decrease of approximately $23,000 or 2.9%. This decrease is mainly attributable to management’s cost cutting plan implemented at the beginning of the year.

Selling, general and administrative expenses remained relatively constant at around $1.1 million for the quarters ended June 30, 2008 and June 30, 2009, respectively.

Net interest income decreased by approximately $20,200, or 225%, from approximately $9,000 of net interest income for the quarter ended June 30, 2008 to approximately $11,000 of net interest expense for the quarter ended June 30, 2009.  The decrease is due to increased interest expense from the financing of our new facility.

We realized other income in the amount of approximately $1.5 million in the second quarter 2008. The increase was the result of our acquiring intellectual property and molds from a contract settlement with Boston Scientific Corporation.  As a result of this gain, income before income taxes for the three months ended June 30, 2008 was $1.8 million compared to $264,594 for the same three months period in 2009.

Our income tax provision for the three months ended June 30, 2009 was approximately $58,000 as compared to approximately $520,000 during the three months ended June 30, 2008. Our effective tax rate was approximately 22% for the quarter, which differs from statutory rates primarily due to the effects of  research and development tax and production tax credits. We estimate that our annual effective tax rate is approximately 34% and we adjust our income tax provision for both temporary and permanent differences between GAAP net taxable income and net taxable income pursuant to the Internal Revenue Service Code and other state revenue agency code.

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

Index

Product Development

Most of the Company’s products and product improvements have been developed internally. Funds for this development have resulted primarily from internal cash flow and the issuance of common stock upon the exercise of stock options. The Company maintains close working relationships with physicians and medical personnel in hospitals and universities who assist in product research and development. New and improved products play a critical role in the Company’s sales growth. The Company continues to place emphasis on the development of proprietary products and product improvements to complement and expand its existing product lines. The Company has a centralized research and development focus, with its Florida and Canadian manufacturing locations responsible for new product development and product improvements. Our research, development and engineering units at the manufacturing locations maintain relationships with distribution locations and customers in order to provide an understanding of changes in the market and product needs. During 2009 we continued to invest in the ICON GS (J-Plasma technology), ICON GP, vessel sealing technology, Polarian, and BOSS. The ongoing cost for this development will be paid from operating cash flows.

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

Liquidity and Capital Resources

Our working capital at June 30, 2009 approximated $10 million as compared to approximately $9.7 million at December 31, 2008. Accounts receivable day sales outstanding were 34.1 days and 37.9 days at June 30, 2009 and June 30, 2008 respectively.

We generated cash from operations of $0.4 million for the six months ended June 30, 2009 compared to $0.7 million for the same period of 2008, a decrease of $0.3 million.

In the first six months ended June 30, 2009 we used approximately $2.1 million for the purchase of property and equipment as compared to purchases of such assets of approximately $0.6 in 2008.  The increase resulted primarily from our refurbishment of our new facility that we purchased in September 2008.

We generated cash from financing activities of approximately $2.2 million and $.2 during the six months ended June 30, 2009 and 2008, respectively.  The increase in cash resulted primarily from borrowings under our line of credit of approximately $1,000,000 and cash that was released from an escrow account established to fund the refurbishment of our new facility.

We had approximately $3.1 million in cash and cash equivalents at June 30, 2009. We believe our cash on hand, as well as anticipated cash flows from operations will be sufficient to fund our operating capital requirements, capital expenditures and any acquisitions to supplement our current product offerings for a period of at least one year. Should additional funds be required, we have $4.0 million of borrowing capacity available under our existing credit facility. As of June 30, 2009 the outstanding balance on our line of credit amounted to approximately $1.0 million.

Off-Balance Sheet Arrangements

Index

As of June 30, 2009, we had future contractual obligations for certain employee agreements, purchase order commitments and operating leases as follows:

	As of June 30,
	2009	2010	2011	2012	2013
Operating leases	141	278	252	246	223
Employment agreements	519	814	64	-0-	-0-
Purchase order commitments	2,785	-0-	-0-	-0-	-0-

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

Index

Share-based Compensation

Under the Company’s stock option plan, options to purchase Common Shares of the Company may be granted to key employees, officers, directors, and consultants of the Company by the Board of Directors. The Company accounts for stock options in accordance with SFAS Statement 123 (R) with option expense amortized over the vesting period based on the binomial lattice option-pricing model fair value on the grant date, which includes a number of estimates that affect the amount of our expense.

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

ITEM 3.  QUANTITATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

Our financial instruments include cash, cash equivalents and short-term investments. We are exposed to interest rate risk on our short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid overnight money market investments. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term overnight securities. If a 10% change in interest rates were to have occurred on June 30, 2009, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we have concluded that we do not have a material financial market risk exposure.

Foreign Currency Risk

Although we have a foreign subsidiary located in Canada, our transactions outside our functional currency are minimal and not a material financial risk.

Changes in Market and Counterparty Risk

 The global recession, driven initially by the crisis in global credit and financial markets, has caused extreme disruptions recently, including severely diminished liquidity and credit availability, declines in consumer confidence, increases in unemployment rates, and uncertainty about economic stability. There can be no assurance that there will not be further deterioration in credit and financial markets and confidence in economic conditions. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. The current constriction of credit in financial markets may continue to lead hospitals and physicians to postpone spending, which may cause our customers to aggressively manage their inventories and delay their future orders with us. In addition, some of our suppliers and other vendors may be adversely impacted by tightening of the credit markets, fluctuations in commodity prices and other consequences of the economic downturn. Some vendors may seek to change the terms on which they do business with us in order to lessen the impact of the economic downturn on their business. If we are forced to find alternative vendors for key components or services, whether due to demands from the vendor or the vendor’s bankruptcy or ceasing operations, that could be a distraction to us and adversely impact our business. Changing vendors could also result in our inability to obtain business terms as favorable to us as the terms on which we currently operate. We are unable to predict the likely duration and severity of the current disruptions in the credit and financial markets and adverse global economic conditions, and if the current uncertain economic conditions continue or further deteriorate, our business and results of operations could be materially and adversely affected.

Index

ITEM 4.  CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures

We have carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of June 30, 2009. Based upon that evaluation, our CEO and CFO concluded that, as of the end of that period, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Changes in internal controls

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II.  OTHER INFORMATION

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

In the normal course of business, the Company is subject to other proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of June 30, 2009. These matters could affect the operating results of any one quarter when resolved in future periods. Management does not believe that any monetary liability or financial impact to the Company as a result of these proceedings or claims will be material to the Company’s annual consolidated financial statements. However, a significant increase in the number of these claims, or one or more successful claims resulting in greater liabilities than the Company currently anticipates, could materially and adversely affect the Company’s business, financial condition, results of operation or cash flows

ITEM 1A.  RISK FACTORS

There have been no material changes to the Risk Factors previously disclosed in our Form 10K for the year ended December 31, 2008, in response to Item 1A to Part 1 of Form 10K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Index

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

(b)
On July 22, 2009 Bovie submitted a 510K application to the Food & Drug Administration seeking pre-market clearance for the Polarian Seal-N-Cut™ vessel sealing line of hybrid monopolar and bipolar forceps.

(c)
On July 17, 2009 Bovie submitted a 510K application to the FDA seeking pre-market clearance for the BOSS, the latest generation saline enhanced sintered steel device for surgical applications where soft tissue bipolar coagulation is desired.

(d)
On August 3, 2009 Bovie submitted a 510K application to the FDA seeking pre-market clearance for Bovie’s Hybrid VS electrosurgical generator. The generator has been designed to work with Bovie’s Polarian™ Seal-N-Cut™ line of instruments providing both monopolar and bipolar energy options to the surgeon.

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

Date:  August 10, 2009

/s/Andrew Makrides
Chief Executive Officer - Andrew Makrides

/s/Gary D. Pickett
Chief Financial Officer- Gary D. Pickett