Form 10-K/A
period 2008-12-31
BOVIE MEDICAL CORP
filed 2009-09-18
CIK 719135

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this "Amendment") amends the original Annual Report on Form 10-K for the year ended December 31, 2008 of Bovie Medical Corporation (the "Company") that initially was filed with the Securities and Exchange Commission (the "SEC") on March 13, 2009 (the "Original 10-K"). This Amendment is being filed to amend Item 1A Risk factors of the Original 10-K to provide better clarification in line with section 503(c) of Regulation S-K. In addition we have corrected two errors located on the signature page, the first being a typographical error which listed the incorrect year in the signature paragraph, and second we have included the Company’s officers and directors signatures that were erroneously omitted from our original Annual Report. Lastly, we have included exhibits that previously were omitted erroneously and accordingly amended the Exhibit Index.

Additionally, pursuant to the rules of the SEC, Part IV of the Original 10-K has been amended to contain currently dated certifications of the Company's chief executive officer and chief financial officer. As required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002, the certifications of our chief executive officer and chief financial officer are attached to this Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described above, no other amendments have been made to the Original 10-K. All other Items of the Original 10-K are unaffected by this Amendment and therefore should be read in conjunction with this form 10-K/A. This Amendment does not reflect events occurring after March 13, 2009 or modify or update the disclosure contained in the Original 10-K in any way other than as required to reflect the revisions discussed above.

Bovie Medical Corporation
2008 Form 10-K/A Annual Report

Table of Contents

ITEM 1A. Risk factors

In addition to risks and uncertainties in the ordinary course of business, important risk factors that may affect us are discussed below.

Risks Relating to Our Business

Current challenges in the commercial and credit environment may adversely affect our business and financial condition.

The current global economic crisis described below should be considered when reviewing each of the subsequent paragraphs setting forth the various aspects of our business, operations, and products.

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

We do a substantial amount of business with certain original equipment manufacturers (“OEM”) which as a group have produced substantial revenues for our Company. Loss of business from a major OEM customer will likely adversely affect our business.

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

We rely on certain suppliers and manufacturers for raw materials and other products and are vulnerable to fluctuations in the availability and price of such products and services.

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

If we are unable to protect our patents or other proprietary rights, or if we infringe on the patents or other proprietary rights of others, our competitiveness and business prospects may be materially damaged.

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

Although we carry liability insurance, due to the nature of our products and their use by professionals, we may, from time to time, be subject to litigation from persons who sustain injury during medical procedures in hospitals, physician’s offices or in clinics and defending such litigations is expensive, disruptive, time consuming and could adversely affect our business.

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

Risks Related to Our Industry

The medical device industry is highly competitive and we may be unable to compete effectively.

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

Our industry is highly regulated by the U.S. Food and Drug Administration and internationally including other governmental, state and federal agencies which have substantial authority to establish criteria which must be complied with in order to continue in operation.

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

If we are unable to successfully introduce new products or fail to keep pace with advances in technology, our business, financial condition and results of operations could be adversely affected. In addition, Our research and development efforts rely upon investments and alliances, and we cannot guarantee that any previous or future investments or alliances will be successful.

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

Our international operations subject us to foreign currency fluctuations and other risks associated with operating in foreign countries.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Melville, New York on September 18, 2009.

Bovie Medical Corporation

By: /s/ ANDREW MAKRIDES
Andrew Makrides
President
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

Principal Executive Officer:

/s/ ANDREW MAKRIDES Andrew Makrides	Chief Executive Officer and Chairman of the Board	September 18, 2009

Principal Financial Officer:

/s/ GARY D. PICKETT Gary D. Pickett	Chief Financial Officer, Treasurer, and Secretary	September 18, 2009

Directors:

/s/ J. ROBERT SARON J. Robert Saron	President of Aaron Medical Industries, Inc. and Director	September 18, 2009

/s/ GEORGE KROMER George Kromer	Director	September 18, 2009

/s/ BRIAN MADDEN Brian Madden	Director	September 18, 2009

/s/ MICHAEL NORMAN Michael Norman	Director	September 18, 2009

/s/ AUGUST LENTRICCHIA August Lentricchia	Director	September 18, 2009

/s/ STEVE LIVNEH Steve Livneh	President of Bovie Canada and Director	September 18, 2009

/s/ STEVEN MACLAREN Steven MacLaren	Director	September 18, 2009

/s/ DR. PETER PARDOLL Dr. Peter Pardoll	Director	September 18, 2009

EXHIBIT INDEX

Exhibit 10.2*	Original Equipment Manufacturer Agreement between Arthrex, Inc. and Bovie Medical Corp. dated as of June, 2002.
Exhibit 10.11	Consulting and Intellectual Property Assignment Agreement dated January 12, 2006 among Bovie, Henvil Corp. Ltd and Steve Livneh
Exhibit 10.12*	Distribution Agreement between Bovie Medical Corporation and Boston Scientific dated October 6, 2006.
Exhibit 10.13*	First Amendment to Distribution Agreement between Boston Scientific Corporation and Bovie Medical Corporation August 23, 2007.
Exhibit 10.14*	Termination Purchase and License Agreement between Boston Scientific Corporation and Bovie Medical Corporation dated April 29, 2008.
Exhibit 10.15	Asset Purchase Agreement dated as of October 2, 2006 between Bovie Medical Corporation and Lican Developments, Ltd.
Exhibit 10.16*	First Amendment to Manufacturing and Development Agreement dated August 24, 2007 between Bovie Medical Corporation and Arthrex, Inc.
Exhibit 10.17	First Amendment to OEM Agreement between Arthrex, Inc. and Bovie Medical Corp. dated as of July, 2007
Exhibit 10.18	Amended Employment Agreement dated January 15, 2006 between Bovie Medical Corporation and Andrew Makrides
Exhibit 10.19	Amended Employment Agreement dated January 15, 2006 between J. Robert Saron and Bovie Medical Corporation
Exhibit 10.20	Amended Employment Agreement dated January 15, 2006 between Moshe Citronowicz and Bovie Medical Corporation
Exhibit 10.21	Employment Agreement dated June 18, 2007 between Bovie Medical Corporation and Gary Pickett.
Exhibit 10.22	Employment Agreement dated October 2, 2006 between Steve Livneh and Bovie Medical Corporation
Exhibit 10.23	Amendment to Consulting and Intellectual Property Assignment Agreement dated June 22, 2006 among Bovie, Henvil Corp. Ltd and Steve Livneh
Exhibit 31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

* Subject to a confidential treatment application made by the Company simultaneously with this filing.