Form 10-K/A
period 2008-12-31
BOVIE MEDICAL CORP
filed 2009-11-09
CIK 719135

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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
(Address of principal executive offices)

(631) 421-5452
(Issuer's telephone number)

Title of each Class	Name of each Exchange on which registered
Common Stock, $.001 Par Value	NYSE Euronext “AMEX”

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

EXPLANATORY NOTE

We are filing this Amendment No. 2 (the “Amendment”) on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities Exchange Commission on March 13, 2009 and was amended by Amendment No. 1 filed with the Securities and Exchange Commission on September 18, 2009 (as so amended, the “Original Report”), for the purpose of only re-filing three exhibits, 10.12, 10.14, and 10.15, with attachments that were not included in the previous amended filing, and to correct the signature page in our original filing which inadvertently omitted the signature of our Chief Financial Officer.

Except as described above and items previously amended in our 10-K/A Amendment No. 1, no other amendments have been made to the Original 10-K. All other Items of the Original 10-K are unaffected by these Amendments. This Amendment does not reflect events occurring after March 13, 2009 or modify or update the disclosure contained in the Original 10-K in any way other than as required to reflect the revisions discussed above.

Bovie Medical Corporation
2008 Form 10-K/A Annual Report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Clearwater, Florida on November 6, 2009.

Bovie Medical Corporation

By: /s/ ANDREW MAKRIDES
Andrew Makrides
President
Chairman of the Board

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Clearwater, Florida on November 6, 2009.

Bovie Medical Corporation

By: /s/ GARY D. PICKETT
Gary D. Pickett
Chief Financial Officer,
Treasurer, and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

Principal Executive Officer:

/s/ ANDREW MAKRIDES Andrew Makrides	Chief Executive Officer and Chairman of the Board	November 6, 2009

Principal Financial Officer:

/s/ GARY D. PICKETT Gary D. Pickett	Chief Financial Officer, Treasurer, and Secretary	November 6 , 2009

Directors:

/s/ J. ROBERT SARON J. Robert Saron	President of Aaron Medical Industries, Inc. and Director	November 6, 2009

/s/ GEORGE KROMER George Kromer	Director	November 6 , 2009

/s/ BRIAN MADDEN Brian Madden	Director	November 6, 2009

/s/ MICHAEL NORMAN Michael Norman	Director	November 6, 2009

/s/ AUGUST LENTRICCHIA August Lentricchia	Director	November 6, 2009

/s/ STEVE LIVNEH Steve Livneh	President of Bovie Canada and Director	November 6, 2009

/s/ STEVEN MACLAREN Steven MacLaren	Director	November 6, 2009

/s/ DR. PETER PARDOLL Dr. Peter Pardoll	Director	November 6, 2009

EXHIBIT INDEX

Exhibit 10.2*	Original Equipment Manufacturer Agreement between Arthrex, Inc. and Bovie Medical Corp. dated as of June, 2002. **
Exhibit 10.11	Consulting and Intellectual Property Assignment Agreement dated January 12, 2006 among Bovie, Henvil Corp. Ltd and Steve Livneh. **
Exhibit 10.12*	Distribution Agreement between Bovie Medical Corporation and Boston Scientific dated October 6, 2006 as re-filed, inclusive of Exhibit A.
Exhibit 10.13*	First Amendment to Distribution Agreement between Boston Scientific Corporation and Bovie Medical Corporation August 23, 2007. **
Exhibit 10.14*	Termination Purchase and License Agreement between Boston Scientific Corporation and Bovie Medical Corporation dated April 29, 2008 as re-filed, inclusive of Exhibit A.
Exhibit 10.15	Asset Purchase Agreement dated as of October 2, 2006 between Bovie Medical Corporation and Lican Developments, Ltd as re-filed, inclusive of Exhibit A, B, C and D.
Exhibit 10.16*	First Amendment to Manufacturing and Development Agreement dated August 24, 2007 between Bovie Medical Corporation and Arthrex, Inc. **
Exhibit 10.17	First Amendment to OEM Agreement between Arthrex, Inc. and Bovie Medical Corp. dated as of July, 2007. **
Exhibit 10.18	Amended Employment Agreement dated January 15, 2006 between Bovie Medical Corporation and Andrew Makrides. **
Exhibit 10.19	Amended Employment Agreement dated January 15, 2006 between J. Robert Saron and Bovie Medical Corporation. **
Exhibit 10.20	Amended Employment Agreement dated January 15, 2006 between Moshe Citronowicz and Bovie Medical Corporation. **
Exhibit 10.21	Employment Agreement dated June 18, 2007 between Bovie Medical Corporation and Gary Pickett. **
Exhibit 10.22	Employment Agreement dated October 2, 2006 between Steve Livneh and Bovie Medical Corporation. **
Exhibit 10.23	Amendment to Consulting and Intellectual Property Assignment Agreement dated June 22, 2006 among Bovie, Henvil Corp. Ltd and Steve Livneh. **
Exhibit 31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*      Subject to a confidential treatment application made by the Company in connection with this filing
**    Previously filed.