Form 10-Q
period 2009-09-30
BOVIE MEDICAL CORP
filed 2009-11-09
CIK 719135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File Number: 012183

BOVIE MEDICAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	11-2644611
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

734 Walt Whitman Road Melville, New York	11747
(Address of principal executive offices)	(Zip Code)

(631) 421-5452
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒                 No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☒                 No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐                 No  ☒

The number of shares of common stock, par value $0.001 per share, outstanding on October 27, 2009 was 17,094,773.

BOVIE MEDICAL CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

		Page

Part I.	Financial Information	2

Item 1.	Financial Statements
	Consolidated Balance Sheets - September 30, 2009 and December 31, 2008	2
	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2009 and 2008	4
	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Year Ended December 31, 2008 and the nine months ended September 30, 2009	5
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	25

Part II.	Other Information	25

Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Submission of Matters to a Vote of Security Holders	26
Item 5.	Other Information	26
Item 6.	Exhibits	26
	Signatures	27

Index

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

Assets

	(Unaudited)
	September 30, 2009	December 31, 2008

Current assets:

Cash and cash equivalents	$2,924,655	$2,564,443
Trade accounts receivable, net	2,244,959	2,991,715
Inventories	7,073,591	5,339,983
Prepaid expenses	698,237	925,015
Deferred income tax asset, net	285,255	216,885

Total current assets	13,226,697	12,038,041

Property and equipment, net	8,794,896	7,125,943

Other assets:

Brand name/trademark, net	1,509,662	1,509,662
Purchased technology, net	3,322,488	3,479,752
License rights, net	168,330	215,673
Restricted cash held in escrow	35,635	1,285,117
Deposits and other assets	140,777	124,707

Total other assets	5,176,892	6,614,911

Total assets	$27,198,485	$25,778,895

The accompanying notes are an integral part of the consolidated financial statements.

Index

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
(continued)

Liabilities and Stockholders’ Equity

	(Unaudited)
	September 30, 2009	December 31, 2008
Current liabilities:

Accounts payable	$761,110	$1,317,578
Deferred revenue	9,130	24,538
Accrued payroll	166,933	61,168
Accrued vacation	265,760	237,633
Current portion of amounts due to Lican	50,000	50,000
Current income taxes payable	–	77,943
Current portion of mortgage note payable to bank	133,000	125,000
Line of credit	1,000,382	-
Accrued litigation settlement	160,000	-
Accrued and other liabilities	550,515	423,109

Total current liabilities	3,096,830	2,316,969

Deferred income taxes payable	584,500	530,863
Mortgage note payable to bank, net of current portion	3,773,250	3,875,000
Due to Lican, net of current portion	268,150	268,150

Total liabilities	7,722,730	6,990,982

Commitments and contingency (Note 11)

Stockholders’ equity:

Preferred stock, par value $.001; 10,000,000 shares authorized; none issued and outstanding	–	–
Common stock, par value $.001; 40,000,000 shares authorized, 16,948,133 and 16,795,269 issued and outstanding on September 30, 2009 and December 31, 2008, respectively	16,949	16,796
Additional paid-in capital	23,023,478	22,841,545
Accumulated other comprehensive loss	(150,844)	(88,464)
Deficit	(3,413,828)	(3,981,964)

Total stockholders’ equity	19,475,755	18,787,913

Total liabilities and stockholders’ equity	$27,198,485	$25,778,895

The accompanying notes are an integral part of the consolidated financial statements.

Index

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Sales	$6,371,371	$7,295,793	$20,420,272	$20,958,672
Cost of sales	3,611,482	4,062,424	11,359,427	12,238,925

Gross profit	2,759,889	3,233,369	9,060,845	8,719,747

Gain on cancellation of agreement	–	–	–	1,495,634

Other costs and expenses:
Research and development	495,818	488,063	1,497,332	1,430,207
Professional services	303,415	344,727	1,023,905	667,084
Salaries and related costs	759,114	726,761	2,303,807	2,253,066
Selling, general and administrative	1,312,033	1,061,135	3,531,874	3,221,433

Total other costs and expenses	2,870,380	2,620,686	8,356,918	7,571,790

Income (loss) from operations	(110,491)	612,683	703,927	2,643,591

Interest (expense) income, net	(55,013)	(15,244)	1,376	15,430

Income (loss) before income taxes	(165,504)	597,439	705,303	2,659,021

Benefit (provision) for income taxes	127,755	(231,549)	(137,167)	(866,000)

Net (loss) income	$(37,749)	$365,890	$568,136	$1,793,021

Earnings per share
Basic	$–	$.02	$.03	$.11
Diluted	$–	$.02	$.03	$.10

Weighted average number of shares outstanding	16,912,402	16,067,979	16,881,743	15,998,150

Weighted average number of shares outstanding adjusted for dilutive securities	17,926,404	17,820,155	17,809,845	17,731,492

The accompanying notes are an integral part of the consolidated financial statements.

Index

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2008 AND THE PERIOD ENDED SEPTEMBER 30, 2009

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Deficit	Total
	Shares	Par Value
January 1, 2008	15,457,088	$15,457	$22,435,161	$–	$(5,813,752)	$16,636,866

Options exercised, net of stock swap	1,338,181	1,339	221,687	–	–	223,026

Stock based compensation	–	–	184,697	–	–	184,697

Income for year	–	–	–	–	1,831,788	1,831,788
Foreign currency remeasurement				(88,464)	–	(88,464)
Comprehensive income	–	–	–	–	–	1,743,324

December 31, 2008	16,795,269	16,796	22,841,545	(88,464)	(3,981,964)	18,787,913

Options exercised, net of stock swap	152,864	153	78,600	–	–	78,753

Stock based compensation	–	–	103,333	–	–	103,333

Income for period	–	–	–	–	568,136	568,136
Foreign currency remeasurement	–	–	–	(62,380)	–	(62,380)
Comprehensive income	–	–	–	–	–	505,756

September 30, 2009	16,948,133	$16,949	$23,023,478	$(150,844)	$(3,413,828)	$19,475,755

The accompanying notes are an integral part of the consolidated financial statements.

Index

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(unaudited)

	2009	2008
Cash flows from operating activities
Net income	$568,136	$1,420,664
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment:	562,402	398,163
Amortization of intangible assets	204,606	77,467
Provision for (recovery of) inventory obsolescence	6,498	(4,711)
Loss on disposal of property and equipment	1,628	2,236
Stock based compensation	103,333	44,594
Non-cash reclassification	-	10,324
Provision for deferred taxes	(14,733)	610,035
Gain on cancellation of agreement	–	(1,495,634)
Changes in current assets and liabilities:
Trade receivables	746,757	(78,754)
Prepaid expenses	226,778	(412,290)
Inventories	(1,740,104)	(357,069)
Deposits and other assets	(16,069)	(36,644)
Accounts payable	(556,468)	200,204
Accrued and other liabilities	127,788	297,284
Accrued payroll	105,764	3,421
Accrued vacation	28,128	44,064
Income taxes payable	(77,943)	–
Accrued litigation settlement	160,000	–
Deferred revenues	(15,408)	(15,924)
Net cash provided by operating activities	421,093	707,430

Cash flows from investing activities
Purchases of property and equipment	(2,232,983)	(588,707)
Proceeds from sale of property and equipment	-	10,573
Purchased technology	-	(57,283)
Net cash used in investing activities	(2,232,983	(635,417)

Cash flows from financing activities
Proceeds from escrow account	1,249,481	–
Net increase in line of credit	1,000,000	–
Payments on mortgage note payable	(93,750)	–
Proceeds from issuance of common shares	78,750	218,275
Net cash provided by financing activities	2,234,481	218,275

Effect of exchange rate changes on cash and cash equivalents	(62,379)	(46,717)

Net change in cash equivalents	360,212	243,571

Cash and cash equivalents, beginning of period	2,564,443	3,534,759

Cash and cash equivalents, end of period	$2,924,655	$3,778,330

Cash paid during the nine months ended September 30, 2009 and 2008:
Interest paid, net of amounts capitalized	$71,136	$948
Income taxes	$229,843	$37,128

The accompanying notes are an integral part of the consolidated financial statements

Index

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 1.  BASIS OF PRESENTATION

Unless the context otherwise indicates, the terms “we,” “our,” “us,” “Bovie,” and similar terms refer to Bovie Medical Corporation and its consolidated subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared based upon SEC rules that permit reduced disclosure for interim periods.  For a more complete discussion of significant accounting policies and certain other information, please refer to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.  These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown, including normal recurring accruals and other items.  We have evaluated subsequent events through November 9, 2009, the date we filed these consolidated financial statements with the SEC.  The results for the interim periods are not necessarily indicative of results for the full year.

Certain prior year amounts may have been reclassified to conform to the presentation used in 2009, including the item listed below.

Reclassification

During the third quarter 2009, management determined that the gain on cancellation of an agreement that we had recorded in the second quarter 2008 may be better presented within our income from operations section as opposed to the other income section where it was originally presented. Management has decided to reclass the presentation of this gain in the current 10-Q filing as well as future filings within the income from operations section. The treatment of this reclassification has been reviewed by the Company pursuant to SEC Staff Accounting Bulletin No. 99 and  FASB Statement of Financial Accounting Standards Boards’ Accounting Standards Codification No. 250, and we have determined this change in presentation is not material to the overall 2008 financial presentation and related reports. We have revised our September 30, 2008 consolidated statements of operations presented in our third quarter 2009 Form 10-Q to reflect the corrected amounts.  Revising the prior year financial statements for immaterial errors would not require previously filed reports to be amended. The following table reflects the adjustments to the statement of operations for the nine months ended September 30, 2008.

(in thousands)	Nine months ended September 30, 2008
	As reported	Adjustment	As revised
Sales	$20,959	$-	$20,959
Cost of sales	12,239	-	12,239
Gross profit	8,720	-	8,720

Gain on cancellation of agreement	-	1,496	1,496

Other costs and expenses	7,572	-	7,572
Income from operations	1,148	1,496	2,644
Gain on cancellation of agreement	1,496	(1,496)	-
Interest income (expense)	15	-	15
Income before taxes	2,659	-	2,659
Provision for taxes	(866)	-	(866)
Net income	$1,793	$-	$1,793

Additionally, to provide a better overall understanding, management has decided to expand the disclosure of this transaction including emphasis on the basis used in determining the value of the received assets and related gain. Our proposed revised Note 13 is provided below:

Index

GAIN FROM CONTRACT SETTLEMENT

On April 29, 2008 we signed an agreement with Boston Scientific Corporation to acquire technology, patents, and assets related to the use of conductive sintered steel as an electrode for radio frequency cutting and coagulation, intended to lower blood loss, quicken procedure times and provide cost savings for hospitals. The original development and manufacturing agreement signed in 2007 required us to develop and manufacture certain products using Boston Scientifics’ intellectual property, with which we complied. Boston Scientific terminated the original agreement and through the contract settlement negotiations we acquired the ownership rights to the intellectual property and equipment in consideration for releasing Boston Scientific from any further obligations as outlined in the original development and manufacturing agreement. A new agreement was signed in place of the previous distribution and marketing agreement between the companies for the technology’s use in Boston Scientifics’ oncology business. As part of this new agreement, we granted a limited license to Boston Scientific until 2016 for uses outside of our intended fields listed above, which management feels has no impact on the fair value of the asset received.

Management believed at the time of the transaction that the nonmonetary exchange had ‘commercial substance’, meaning there was an expectation that the future cash flows of the company would change significantly as a result of the exchange. The presence of ‘commercial substance’ determines that the measure of value to be utilized for transactions is fair value. Due to the fact that there was a degree of urgency in the transaction, namely the immediate need for Boston Scientific to terminate the contract due to some internal restructuring, one could not rely on it being an ‘arms length’ transaction. Management first conducted a thorough valuation of the non-monetary exchange and then engaged two independent third party appraisers to ensure that managements valuation was within reasonable limits.. These third party appraisers utilized the three general approaches to appraising assets: the market approach, the cost approach, and the income approach.

Management determined the fair value of the patent a few different ways, first by conducting an analysis of the costs to reproduce, second by reviewing similar market transactions, and lastly modeling expected future cash flows of the patent. Each approach to fair value measurement was analyzed based on the level of inputs and compared against the fair value hierarchy. The income approach utilized numerous Level 3 inputs in its determination of value, including rates of return and projected cash flow. The market approach utilized Level 2 inputs for market rates of royalties on similar technologies. The cost approach was considered, but excluded from the fair value determination as the cost to reproduce the patent does not adequately represent the value of the patent.

Management believes that the resulting valuations were within reasonable limits because the multiple probability weightings reduced the likelihood of uncertainties to the asset valuation and soon after the transaction, we generated revenues and began discussions for possible distribution agreements which allowed us to determine that our estimate of fair value was within reasonable limits when reviewing our projected sales. Management used revenue projections from Boston Scientific, discussions with the inventor (a Bovie employee) as to the market and any competitors, and research and projections from Bovie’s sales and marketing department.  Management then reviewed the work of the third party appraisers to validate that the amount calculated was within reasonable limits. Management was responsible for calculating and recording a gain of approximately $1,496,000 based on the fair values of the assets we received (i.e. intellectual property and molds of approximately   $1,456,000 and $40,000, respectively).

Management utilized in its multiple probability weightings:

•	Number of procedures ranging from 30 to 70% of the market (assumed growth rate ranging from 2% to 7%)
•	Adoption Rate ranging from 1% to 5%
•	Average sales price of $800 based upon the current market price, which we were generating revenue at, with an assumed 5% growth rate
•	Capital investment ranges from $500,000 to $1,100,000
•	Discount rate ranges from 10% to 30% (includes Risk Free rate, adjusted equity risk premium, risk premium for size and risk premium for Company specific risk factors)
•	SEER device market opportunity projected revenues provided by Boston Scientific.

Third Party appraisers utilized professional data from various sources as Capital IQ, Hoovers Online, OneSource, and Compustat Research Insight database from Standard & Poor’s, along with the SEER device market opportunity projected revenues provided by Boston Scientific.

NOTE 2.  INVENTORIES

Index

Inventories are stated at the lower of cost or market.  Cost is determined principally on the average cost method.  Inventories at September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009	December 31, 2008

Raw materials	$4,192,556	$3,368,800
Work in process	2,177,572	1,621,032
Finished goods	1,250,864	891,054
Gross inventories	7,620,992	5,880,886
Less: reserve for obsolescence	(547,401)	(540,903)

Net inventories	$7,073,591	$5,339,983

NOTE 3.  INTANGIBLE ASSETS

At September 30, 2009 and December 31, 2008, intangible assets consisted of the following:

	September 30, 2009	December 31, 2008

Trade name (life indefinite)	$1,509,662	$1,509,662

Purchased technology (9-17 yr life)	$3,940,617	$3,940,617
Less: accumulated amortization	(618,129)	(460,865)
Net carrying amount	$3,322,488	$3,479,752

License rights (5 yr life)	$315,619	$315,619
Less accumulated amortization	(147,289)	(99,946)
Net carrying amount	$168,330	$215,673

NOTE 4.  NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board, or FASB, issued FASB Statement No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162, which was titled The Hierarchy of Generally Accepted Accounting Principles (the “Codification”).  The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Codification is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP.  Although the adoption of this statement did not materially affect our financial statements, the references to accounting literature within the notes to the condensed consolidated financial statements and elsewhere in this report conform to the Codification.  For convenience, we have also included a corresponding parenthetical reference to the pre-Codification literature.

In June 2009, the FASB issued FASB ASC Topic 810-10-05, Amendments to FASB Interpretation No. 46R (SFAS 167).  FASB ASC Topic 810-10-05 amends certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.  FASB ASC Topic 810-10-05 is effective for fiscal years beginning after November 15, 2009.  Because we do not currently have any significant variable interests in unconsolidated entities, we do not anticipate that the adoption of this guidance will affect our consolidated financial statements.

In June 2009, the FASB issued FASB ASC Topic 860-10-05, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140 (SFAS 166).  The new standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets.  FASB ASC Topic 860-10-05 is effective for fiscal years beginning after November 15, 2009.  We are evaluating the impact it will have on our consolidated financial statements.

Index

In May 2009, the FASB issued FASB ASC Topic 855-10-05, Subsequent Events (SFAS 165).  This standard is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  FASB ASC Topic 855-10-05 is effective for fiscal years and interim periods ending after June 15, 2009.  We adopted this standard effective June 15, 2009 and have evaluated any subsequent events through the date of this filing.  We do not believe there are any material subsequent events that would require further disclosure.

In December 2007, the FASB issued FASB ASC Topic 810-10-65, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160).  FASB ASC Topic 810-10-65 will change the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity.  This new consolidation method will significantly change the accounting for partial and/or step acquisitions.  FASB ASC Topic 810-10-65 will be effective for us in the first quarter of fiscal year 2010.  We do not believe adoption of this standard will have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FASB ASC Topic 158-320-05 and 320-10-05, Recognition and Presentation of Other-Than-Temporary Impairments (FASB Staff Position, or FSP, No. FAS 115-2 and FAS 124-2), to amend the other-than-temporary impairment guidance in debt securities to be based on intent to sell instead of ability to hold the security and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This pronouncement is effective for periods ending after June 15, 2009.  We adopted this standard effective June 15, 2009, and it did not have a material impact on our consolidated financial position and results of operations.

In April 2009, the FASB issued FASB ASC Topic 820-10-05, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4).  FASB ASC Topic 820-10-05 provides additional authoritative guidance to assist both issuers and users of financial statements in determining whether a market is active or inactive, and whether a transaction is distressed.  This pronouncement is effective for periods ending after June 15, 2009.  We adopted this standard effective June 15, 2009, and it did not have a material impact on our consolidated financial position and results of operations.

In April 2009, the FASB issued FASB ASC Topic 270-10-05, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1).  FASB ASC Topic 270-10-05 enhances consistency in financial reporting by increasing the frequency of fair value disclosures.  This guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value.  Before this guidance was adopted, fair values for these assets and liabilities were disclosed only once a year.  The guidance now requires these disclosures to be made on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.  This pronouncement is effective for periods ending after June 15, 2009.  We adopted this standard effective June 15, 2009, and it did not have a material impact on our consolidated financial position and results of operations.

In April 2009, the FASB issued FASB ASC Topic 805-10-10, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (SFAS 141(R)-1), to amend the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under FASB ASC Topic 805-10-10, Business Combinations (SFAS 141(R)).  Under this guidance, assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period.  If fair value cannot be determined, companies should typically account for the acquired contingencies using existing guidance.  We do not believe adoption of FASB ASC Topic 805-10-10 will have a material impact on our consolidated financial statements.

Index

NOTE 5.  FAIR VALUE MEASUREMENTS

Our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2009 are measured in accordance with FASB ASC Topic 820-10-05, Fair Value Measurements (FASB 157).  FASB ASC Topic 820-10-05 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements.

The statement requires fair value measurement be classified and disclosed in one of the following three categories:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The following table summarizes our financial instruments as of September 30, 2009 (in thousands):

	September 30, 2009 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents – United States	$2,793	$2,793	$–	$–
Cash and equivalents - Foreign currency	132	132	–	–

Total	$2,925	$2,925	$–	$–

The following table summarizes our financial instruments as of December 31, 2008 (in thousands):

	December 31, 2008 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents – United States	$2,497	$2,497	$–	$–
Cash and equivalents – Foreign currency	67	67	–	–

Total	$2,564	$2,564	$–	$–

NOTE 6.  STOCKHOLDERS’ EQUITY

During the nine-month period ended September 30, 2009, we issued 152,864 common shares in exchange for  177,250 employee and non-employee stock options and 24,386 common shares (via a stock swap).    Net proceeds from the issuance of common shares along with the shares received in the stock swap exercises were $70,625 and $78,750 for the three- and nine-month periods ended September 30, 2009, respectively.

NOTE 7.  EARNINGS PER SHARE

We compute basic earnings per share (“basic EPS”) by dividing net income by the weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding (primarily stock options).  The following table provides the computation of basic and diluted earnings per share for the three-month and nine-month periods ending September 30, 2009 and 2008.

Index

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$(37,749)	$365,890	$568,136	$1,793,021

Basic weighted average shares outstanding	16,912,402	16,067,979	16,881,743	15,998,150
Effect of potential dilutive securities	1,014,002	1,752,176	928,102	1,733,342
Diluted weighted average shares outstanding	$17,926,404	$17,820,155	$17,809,845	$17,731,492

Basic EPS	$0.00	$0.02	$0.03	$0.11

Diluted EPS	$0.00	$0.02	$0.03	$0.10

The shares used in the calculation of diluted EPS exclude options to purchase shares where the exercise price was greater than the average market price of common shares during the respective periods above.  Those shares aggregated 100,000 and 157,500 as of September 30, 2009 and 2008, respectively.

NOTE 8.  STOCK-BASED COMPENSATION

Under our stock option plan, our board of directors may grant options to purchase common shares to our key employees, officers, directors and consultants.  We account for stock options in accordance with FASB ASC Topic 718-10-10, Share-Based Payment (SFAS 123R), with option expense amortized over the vesting period based on the binomial lattice option-pricing model fair value on the grant date, which includes a number of estimates that affect the amount of our expense.  During the nine months ended September 30, 2009, we expensed $103,333 in stock-based compensation.

Activity in our stock options during the quarter ended September 30, 2009 was as follows:

	Number of Options	Weighted Average Exercise Price

Outstanding at December 31, 2008	1,867,150	$3.25

Granted	5,500	6.60
Exercised	(177,250)	1.51
Canceled	(10,000)	7.33

Outstanding at September 30, 2009	1,685,400	$3.42

Subsequent to September 30, 2009, we granted a total of 72,500 ten year options at an exercise price of $8.32, which options vest over a period of seven years.

NOTE 9.  INCOME TAXES

For the nine months ended September 30, 2009 and 2008, we recorded provisions for income taxes of $137,167 and $866,000, respectively.  The effective tax rates for the nine months ended September 30, 2009 and 2008 were 19.4% and 32.6%, respectively.  The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 34% is due primarily to the existence of research and development tax credits and various return to provision adjustments.

Index

At September 30, 2009, temporary differences giving rise to deferred income taxes arose primarily from allowances recorded in our financial statements for inventories that are not currently deductible and differences in the lives and methods used to depreciate and/or amortize our property and equipment and intangible assets.

We are subject to U.S. federal income tax as well as income tax of certain state jurisdictions.  We have not been audited by the United States Internal Revenue Service or any states in connection with income taxes.  The periods from December 31, 2005 to December 31, 2008 remain open to examination by the IRS and state authorities.

NOTE 10.  GEOGRAPHIC AND SEGMENT INFORMATION

We have two reportable business segments: Bovie Medical Corporation (located in the United States) and Bovie Canada (located in Windsor, Canada).  Because Bovie Canada’s operations resulted in a loss greater than 10% of our consolidated net income (on an absolute value basis), we are required to report certain information broken out by segment for the periods in the table listed below.

For the three months ended September 30, 2009 and 2008, that information was as follows (in thousands):

	Three Months Ended September 30,
	2009		2008
(in thousands)	USA	Canada	USA	Canada

Sales, net	$6,306	$65	$7,071	$225

Gross profit	$2,759	$-	$3,166	$67

Operating expenses	$(2,716)	$(154)	$(2,346)	$(275)

Net income (loss)	$116	$(154)	$574	$(208)

For the nine months ended September 30, 2009 and 2008, that information was as follows (in thousands):

	Nine Months Ended September 30,
	2009		2008
(in thousands)	USA	Canada	USA	Canada

Sales, net	$20,014	$406	$20,551	$408

Gross profit	8,935	126	8,746	(26)

Operating expenses	(7,738)	(619)	(6,812)	(760)

Net income (loss)	$1,062	$(494)	$2,579	$(786)

NOTE 11.  COMMITMENTS AND CONTINGENCY

We are obligated under various operating leases, including a lease for a manufacturing and warehouse facility in St. Petersburg, Florida that requires monthly payments of approximately $12,400 through October 31, 2013.  In May 2009, we relocated substantially all operations to our new facility, which we had been renovating since we purchased it in September 2008.  We are currently continuing to use the St. Petersburg leased facility for new product lines launching throughout 2009 and 2010.  If we abandon this facility in the future and are unable to find a tenant to sublease our space, we will be required to record a charge to operations for the fair value of the net remaining lease rentals (i.e., the future minimum lease payments minus estimated sublease rentals we reasonably can expect to receive) and the carrying value of any leasehold improvements we abandon.

Index

In 2008, Erbe USA, Inc. (“Erbe”) filed a civil action in the U.S. District Court for the Northern District of Georgia, Atlanta Division, against Bovie and a former employee, seeking equitable relief and unspecified damages.  The complaint essentially alleges that the employee, among other things, breached his employment agreement with Erbe by wrongfully taking Erbe’s confidential information and trade secrets for use in his new employment position, with the assistance of Bovie.  As described in Note 13, Subsequent Event, we have entered into a settlement agreement with Erbe to resolve the matter and have accrued a settlement liability of $160,000.

NOTE 12.  RELATED PARTY TRANSACTION

During the three and nine months ended September 30, 2009, we paid consulting fees of approximately $24,000 and $78,000, respectively, to an entity owned by one of our directors.

NOTE 13.  OTHER SUBSEQUENT EVENTS

In 2008, Erbe USA, Inc. (“Erbe”) filed a civil action in the U.S. District Court for the Northern District of Georgia, Atlanta Division, against Bovie and a former employee, seeking equitable relief and unspecified damages.  The complaint essentially alleges that the employee, among other things, breached his employment agreement with Erbe by wrongfully taking Erbe’s confidential information and trade secrets for use in his new employment position, with the assistance of Bovie.  In a mutual effort to resolve the dispute, on November 4, 2009, Bovie and Erbe signed a full and final settlement agreement and mutual general release of all claims.  We continue to deny Erbe’s claims and allegations.  Given that both parties desire to end the litigation and mitigate ongoing legal costs, however, we have agreed to pay Erbe $160,000 as part of the terms of the settlement.  We have accrued for this amount in our financial statements for the third quarter of 2009 included in this report.  We also agreed not to use or disclose, and to destroy, any information that Erbe alleged constituted trade secrets and confidential business information related to Erbe.  Additional terms of the settlement include a two-year period in which we agreed not to solicit (a) Erbe’s current employees and (b) a limited number of dealers and independent representatives who currently market Erbe products (see Note 11  Commitments and Contingency).

In October 2009, we extended the terms of the employment agreements for our President, and two other officers, through January 31, 2014.  These employment agreements require total, base annual compensation of approximately $760,000.

Index

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Notes Regarding “Forward-Looking” Statements

This report contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements give our current expectations or forecasts of future events.  Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue,” or similar words or the negative thereof.  From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public.  Any or all of our forward-looking statements in this report and in any public statements we make could be materially different from actual results.  They can be affected by assumptions we might make or by known or unknown risks or uncertainties.  Consequently, we cannot guarantee any forward-looking statements.  Investors are cautioned not to place undue reliance on any forward-looking statements.  Investors should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties.  The following factors and those discussed in ITEM 1A, Risk Factors, included in our Annual Report on Form 10-K for the year ended December 31, 2008, may affect the achievement of forward-looking statements:

•
general economic and political conditions, such as political instability, credit market uncertainty, the rate of economic growth or decline in our principal geographic or product markets or fluctuations in exchange rates; continued deterioration in or stabilization of the global economy;

•	changes in general economic and industry conditions in markets in which we participate, such as:
▪	continued deterioration in or destabilization of the global economy;
▪	continued deterioration in or destabilization of the North America housing market;
▪	the strength of product demand and the markets we serve;
▪	the intensity of competition, including that from foreign competitors;
▪	pricing pressures;
▪	the financial condition of our customers;
▪	market acceptance of new product introductions and enhancements;
▪	the introduction of new products and enhancements by competitors;
▪	our ability to maintain and expand relationships with large customers;
▪	our ability to source raw material commodities from our suppliers without interruption and at reasonable prices; and
▪	our ability to source components from third parties, in particular from foreign manufacturers, without interruption and at reasonable prices;
•	our ability to access capital markets and obtain anticipated financing under favorable terms;
•	our ability to identify, complete and integrate acquisitions successfully and to realize expected synergies on our anticipated timetable;
•	changes in our business strategies, including acquisition, divestiture and restructuring activities;
•	changes in operating factors, such as continued improvement in manufacturing activities, the achievement of related efficiencies and inventory risks due to shifts in market demand;
•	our ability to generate savings from our cost reduction actions;
•	unanticipated developments that could occur with respect to contingencies such as litigation, intellectual property matters, product liability exposures and environmental matters; and
•	our ability to accurately evaluate the effects of contingent liabilities.

The foregoing factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact our business.  We assume no obligation, and disclaim any duty, to update the forward-looking statements in this report.

Index

Overview

We are a medical device company engaged in the manufacturing and marketing of electrosurgical devices.  Our medical products include electrosurgical generators and accessories, saline enhanced resection devices, endoscopic disposable and reusable modular instruments, cauteries, medical lighting, nerve locators and other products.

We internally divide our operations into three product lines: electrosurgical products, battery operated cauteries and other products.  The electrosurgical product line sells electrosurgical products that include dessicators, generators, electrodes, electrosurgical pencils and various ancillary disposable products.  These products are used in surgery for the cutting and coagulation of tissue.  Battery operated cauteries are used for precise hemostasis (to stop bleeding) in ophthalmology and in other fields.  Our other revenues are derived from nerve locators, disposable and reusable penlights, medical lighting, license fees, development fees and other miscellaneous income.

We market most of our products through medical distributors, which distribute to more than 6,000 hospitals, as well as doctors and other health-care facilities.  Our products are sold in more than 150 countries through local distributors coordinated by our in-house sales and marketing personnel at our Clearwater, Florida facility.  We have no manufacturing facilities or branch offices other than the Florida and Canadian facilities.

Our ten largest customers accounted for approximately 73% and 69% of net revenues for the first nine months of 2009 and 2008 respectively.  At September 30, 2009 and 2008, our ten largest trade receivables accounted for approximately 62% and 67% of our net receivables, respectively.  In the first nine months of 2009 and 2008, one customer accounted for 25% and 19% of total sales, respectively.

Our business is generally not seasonal in nature.

Recent Developments and Outlook for Remainder of 2009 and Early 2010

We continue to seek growth by developing new technologies.  We are encouraged by the positive surgeon acceptance of our Saline Enhanced Electrosurgical Resection (SEER) tissue resection device.  In the third quarter, we filed with the Food and Drug Administration (FDA) a 510K application for the BOSS orthopedic device.  The BOSS is an expansion of our sintered steel technology and companion to the SEER.  SEER and BOSS are high margin products that address markets exceeding $500 million.  We are establishing a marketing program which includes specialty sales teams to deliver the BOSS and SEER products into the marketplace.

During the early part of the third quarter, we filed with the FDA a 510K application for our Seal-n-Cut™ vessel sealing instrument line as well as a separate application for our ICON VS generator, which is designed to work with the Seal-n-Cut™ instruments.  The vessel sealing market is estimated to exceed $1.0 billion, annually.

In August 2009, we received clearance to market our J-Plasma technology (ICON GS).  J-Plasma includes an improved redesigned system with added features to increase efficiency for the surgeon, while reducing manufacturing costs.  We are developing marketing strategies for J-Plasma, and believe the product will be versatile, with uses in a range of surgical specialties.

We remain focused on maximizing shareholder value through developing new products that provide high margins and growth opportunities.

Index

Results of Operations

Sales

Sales by Product Line	Three months ended September 30,		Percent change	Nine months ended September 30,		Percent change
(in thousands)	2009	2008		2009	2008

Electrosurgical	$4,217	$5,139	(17.9%)	$14,126	$14,480	(2.4%)
Cauteries	1,575	1,532	2.8%	4,623	4,673	(1.1%)
Other	579	625	(7.4%)	1,671	1,806	(7.5%)

Total	$6,371	$7,296	(12.7%)	$20,420	$20,959	(2.6%)

Sales by Domestic and	Three months ended September 30,		Percent change	Nine months ended September 30,		Percent change
International (in thousands)	2009	2008		2009	2008
Domestic	$5,506	$6,348	(13.3%)	$17,121	$17,294	(1.0%)
International	865	948	(8.8%)	3,299	3,665	(10.0%)

Total	$6,371	$7,296	(12.7%)	$20,420	$20,959	(2.6%)

Sales for the third quarter 2009 decreased approximately $924,000 or 12.7% compared to the same period in 2008.  This decrease was due to the following reasons:

•	sales of generators were down $629,000 or 19.5% due to lower capital expenditures by hospitals and doctor offices in the current economy;
•	sales of electrosurgical disposables were down $292,000 or 15.3% because distributors elected to reduce their inventories in the current economy; and
•	international sales decreased by $83,000 or 8.7% due to periods of a stronger dollar coupled with the global economic slowdown.

Sales for the nine months ended September 30, 2009 decreased $538,000 or 2.6% compared to the same period in 2008.  This decrease was due to the following reasons:

•	international sales decreased by $366,000 or 10.0% due to periods of a stronger dollar coupled with the global economic slowdown;
•	sales of generators were down $1,190,000 or 12.1% due to lower capital expenditures by hospitals and doctor offices in the current economy;
•	cautery sales were down $50,000 or 1.0%; and
•	other products were down $135,000 or 12.1%, mainly due to installment revenue that ended in September 2008.

These decreases were offset by the sale of electrosurgical disposables, which increased $835,000 or 15.3%, mainly due to the sale of ablators.

Index

Gross Profit

(in thousands)	Three months ended September 30,		Percent of sales		Percent change	Nine months ended September 30,		Percent of sales		Percent change
	2009	2008	2009	2008		2009	2008	2009	2008
Cost of sales	$3,611	$4,062	56.7%	55.7%	(11.1%)	$11,359	$12,239	55.6%	58.4%	(7.2%)

Gross profit	$2,760	$3,233	43.3%	44.3%	(14.6%)	$9,061	$8,720	44.4%	41.6%	3.9%

The 1.0% decrease in gross profit as a percentage of sales in the third quarter of 2009 from 2008 was primarily a result of increases in international freight cost for parts manufactured overseas and in labor costs as a percentage of sales.

This decrease in gross profit as a percentage of sales in the third quarter of 2009 from 2008 was partially offset by:

•	a $35,000 reduction in annual bonuses; and
•	a $40,000 reduction of our company match to our employees’ 401(k) contributions.

Gross profit for the nine month period ended September 30, 2009 increased 2.8% as a percentage of sales as compared to the same period in 2008.  This was the result of:

•	a $447,000 increase in capitalized manufacturing overhead;
•	a $105,000 reduction in annual bonuses;
•	a $120,000 reduction of our company match to our employees’ 401(k) contributions; and
•	an $835,000 increase in sales of electrosurgical disposables, mainly due to the sale of ablators, which are higher margin products.

These increases were partially offset by a $150,000 increase in international freight cost for parts manufactured overseas.

Gain on Cancellation of Agreement

(in thousands)	Three months ended September 30,		Percent of sales		Percent change	Nine months ended September 30,		Percent of sales		Percent change
	2009	2008	2009	2008		2009	2008	2009	2008
Gain on Cancellation of Agreement	$–	$–	–	–	–	$–	$1,496	–	7.1%	–

During the  nine months ended September 30, 2008, we recognized a gain from a cancellation of a contract with Boston Scientific Corporation of approximately $1.5 million.    We had no such activity in 2009.  For an explanation of this gain, please see Note 1, Basis of Presentation, to our unaudited consolidated financial statements included in this report.

Research and Development Expense

(in thousands)	Three months ended September 30,		Percent of sales		Percent change	Nine months ended September 30,		Percent of sales		Percent change
	2009	2008	2009	2008		2009	2008	2009	2008
R & D Expense	$496	$488	7.8%	6.7%	1.6%	$1,497	$1,430	7.3%	6.8%	4.7%

Research and development expense increased $7,755 or 1.6% in the third quarter of 2009 from 2008.  This increase was primarily a result of:

Index

•	a $34,000 increase in staffing costs to support the J-Plasma product line; and
•	a $16,000 increase in validation costs related to our new Icon generators (GS, GP, VS).

These increases were  partially offset because we capitalized various costs incurred  to make test fixtures to support the Seal-n-Cut™ product development at Bovie Canada in the current quarter.  Previously, these costs were expensed.

The $67,000 or 4.7% increase in research and development expense for the nine months ended September 30, 2009 from the same period in 2008 was primarily a result of:

•	a $119,000 increase in staffing costs to support the J-Plasma and sintered steel product lines; and
•	a $10,000 increase in validation costs related to our new Icon generators (GS, GP, VS).

 These increases were  partially offset because we capitalized various costs incurred  to make test fixtures to support the Seal-n-Cut™ product development at Bovie Canada during the nine month period ended September 30, 2009.  Previously, these costs were expensed.

Professional Fees

( in thousands)	Three months ended September 30,		Percent of sales		Percent change	Nine months ended September 30,		Percent of sales		Percent change
	2009	2008	2009	2008		2009	2008	2009	2008
Professional services	$303	$345	4.8%	4.7%	(12.0%)	$1,024	$667	5.0%	3.2%	53.5%

Professional fees decreased $41,000 or 12.0% in the third quarter of 2009 compared to the same period in 2008.  This decrease was primarily because:

•	we incurred $36,000 in consulting costs related to the Erbe lawsuit in 2008 that did not recur in 2009; and
•	our legal fees for the Erbe lawsuit decreased by $28,000 in the third quarter of 2009 because the parties began working towards a settlement of the dispute.

This decrease was offset by a $23,000 increase in accounting fees for tax-related work for (a) quarterly tax returns and (b) compliance with FASB ASC Topic 740-10-05, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FASB Interpretation No. 48).

Professional fees increased $357,000 or 53.5% for the nine months ended September 30, 2009 from the same period in 2008.  This increase was primarily because:

•	accounting fees increased by $65,000 due to tax related work and the timing of auditing fees related to our employee 401(k) plan, which were incurred earlier in 2009; and
•	legal fees increased by $267,000 due to work related to the Erbe lawsuit and to responding to the SEC’s periodic review of our Annual Report on Form 10-K for the year ended December 31, 2008.

Salaries

( in thousands)	Three months ended September 30,		Percent of sales		Percent change	Nine months ended September 30,		Percent of sales		Percent change
	2009	2008	2009	2008		2009	2008	2009	2008
Salaries & related cost	$759	$727	11.9%	10.0%	4.5%	$2,304	$2,253	11.3%	10.8%	2.3%

Salaries increased by $32,000 or 4.5% in the third quarter of 2009 compared to the same period 2008.  This increase was primarily a result of:

Index

•	a $25,000 increase in staffing costs to support the domestic direct sales of the SEER product line;
•	a $6,000 increase in overall employee benefits and health insurance related costs; and
•	an $8,000 increase in the accrual for vacation pay related to higher-level employees.

These increases were offset by:

•	a $12,000 reduction in annual bonuses;
•	a $14,000 reduction of our company match to our employees’ 401(k) contributions; and
•	a $6,000 reduction of a position in Bovie Canada.

Salaries increased by $51,000 or 2.3 % for the nine months ended September 30, 2009 from the same period in 2008.  This increase was primarily a result of:

•	a $56,000 increase in staffing costs to support the domestic direct sales of the SEER product line;
•	a $25,000 increase in overall employee benefits and health insurance related costs; and
•	a $14,000 increase in the accrual for vacation pay related to higher-level employees.

These increases were offset by:

•	a $37,000 reduction in annual bonuses;
•	a $40,000 reduction of our company match to our employees’ 401(k) contributions; and
•	a $6,000 reduction of a position in Bovie Canada.

Selling, General & Administrative Expenses

(in thousands)	Three months ended September 30,		Percent of sales		Percent change	Nine months ended September 30,		Percent of sales		Percent change
	2009	2008	2009	2008		2009	2008	2009	2008
SG & A costs	$1,312	$1,061	20.6%	14.5%	23.6%	$3,532	$3,221	17.3%	15.4%	9.6%

Selling, general and administrative costs increased $251,000 or 23.6% in the third quarter of 2009 compared to the same period of 2008.  This increase was primarily a result of:

•	a $160,000 accrual for the settlement of the Erbe lawsuit;
•	a $58,000 increase in property taxes related to our new facility in Clearwater, Florida;
•	a $33,000 increase in electricity costs related to the new larger facility;
•	a $25,000 increase in amortization expense related to new products;
•	a $22,000 increase in insurance expense due to the new larger facility as well as insurance on our old building listed for sale;
•	a $14,000 increase in telephone expense due to an expansion of our communication infrastructure and related costs; and
•	a $5,000 increase in depreciation expense attributable to Bovie Canada during the 2009 period versus 2008.

These increases were  partially offset by:

•	a $50,000 decrease in travel costs;
•	a $36,000 decrease in advertising costs; and
•	a $40,000 decrease in administrative costs in Bovie Canada.

Selling, general and administrative costs increased $310,000 or 9.6 % for the nine months ended September 30, 2009 from the same period in 2008.  This increase was primarily a result of:

Index

•	a $160,000 accrual for the settlement of the Erbe lawsuit;
•	a $94,000 increase in taxes related to our new facility in Clearwater Florida;
•	an $86,000 increase in electricity costs related to the new larger facility;
•	an $84,000 increase in amortization expense related to new products;
•	a $47,000 increase in telephone expense due to an expansion of our communication infrastructure and related costs;
•	a $33,000 increase in insurance expense due to the new larger facility as well as insurance on our old building listed for sale; and
•	a $30,000 increase in depreciation expense attributable to Bovie Canada during the 2009 period versus 2008.

These increases were  partially offset by:

•	a $118,000 decrease in travel costs;
•	an $85,000 decrease in advertising costs; and
•	a $52,000 decrease in administrative costs in Bovie Canada.

Other Income

	Three months ended September 30,		Percent of sales		Percent change	Nine months ended September 30,		Percent of sales		Percent change
(in thousands)	2009	2008	2009	2008		2009	2008	2009	2008
Interest income (expense)	$(55)	$(15)	(0.9%)	(0.2%)	(261%)	$1	$15	0.0%	0.1%	(91%)

Net interest expense increased by $40,000 or 261% in the three months ended September 30, 2009 as compared to the same period in 2008 due to interest expense related to the industrial revenue bonds used to finance our new facility.

For the nine-month period ended September 30, 2009 when compared to the same period in 2008, net interest income decreased by $14,000, primarily as a result of interest expense related to the industrial revenue bonds used to finance our new facility.

Income Taxes

(in thousands)	Three months ended September 30,		Percent of sales		Percent change	Nine months ended September 30,		Percent of sales		Percent change
	2009	2008	2009	2008		2009	2008	2009	2008
Income before inc. taxes	$(166)	$597	(2.6%)	8.2%	(128%)	$705	$2,659	3.5%	12.7%	(73.5%)
Benefit (Provision) taxes	$128	$(232)	2.0%	(3.2%)	(155%)	$(137)	$(866)	(0.7%)	(4.1%)	(84.2%)
Effective tax rate	–	38.9%				19.4%	32.6%

For the nine months ended September 30, 2009 and 2008, we recorded provisions for income taxes of $137,000 and $866,000, respectively.  The effective tax rates for the nine months ended September 30, 2009 and 2008 were 19.4% and 32.6%, respectively.  The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 34% is due primarily to the existence of research and development tax credits and  return to provision adjustments.

We estimate that our annual effective tax rate is approximately 34%.  We adjust our income tax provision for both temporary and permanent differences between net taxable income according to the codification of accounting principles and net taxable income pursuant to the Internal Revenue Code and other state income tax codes.

Index

Product Development

We have developed most of our products and product improvements internally.  Funds for this development have come primarily from our internal cash flow and from the proceeds of the exercise of stock options.  We maintain close working relationships with physicians and medical personnel in hospitals and universities who assist in product research and development.  New and improved products play a critical role in our sales growth.  We continue to emphasize the development of proprietary products and product improvements to complement and expand our existing product lines.  We have a centralized research and development focus, with our Florida and Canadian manufacturing locations responsible for new product development and product improvements.  Our research, development and engineering units at the manufacturing locations maintain relationships with distribution locations and customers to provide an understanding of changes in the market and product needs.  During 2009, we continued to invest in ICON GS (J-Plasma technology), ICON GP, vessel sealing technology, Polarian and BOSS.  We intend to pay the ongoing cost for this development from operating cash flows.

In the next year, we do not contemplate any material purchase or acquisition of assets that our ordinary cash flow and/or credit line would be unable to sustain.

Reliance on Collaborative, Manufacturing and Selling Arrangements

We depend on certain contractual OEM customers for product development.  In these situations, we plan to manufacture the products developed.  The customer has no legal obligation, however, to purchase the developed products.  If the collaborative customer fails to give us purchase orders for the product after development, our future business and value of related assets could be negatively affected.  Furthermore, we can give no assurance that a collaborative customer may give sufficient high priority to our products.  In addition, disagreements or disputes may arise between Bovie and our contractual customers, which could adversely affect production of our products.  We also have informal collaborative arrangements with two foreign suppliers in which we request the development of certain items and components, and we purchase them pursuant to purchase orders.  Our purchase orders are never longer than one year and are supported by orders from our customers.

Liquidity and Capital Resources

Our working capital at September 30, 2009 was $10.1 million as compared to $9.7 million at December 31, 2008.  Accounts receivable day sales outstanding were 33.2 days and 37.0 days at September 30, 2009 and September 30, 2008, respectively.

We generated cash from operations of approximately $421,000 for the nine months ended September 30, 2009 compared to approximately $707,000 for the same period of 2008, a decrease of approximately $286,000.

In the nine-month period ended September 30, 2009, we used $2.2 million for the purchase of property and equipment as compared to purchases of such assets of approximately $635,000 in 2008.  The increase resulted primarily from our refurbishment of our new facility that we purchased in September 2008.

We generated cash from financing activities of approximately $2.2 million and $218,000 during the nine months ended September 30, 2009 and 2008, respectively.  The increase in cash resulted primarily from borrowings under our line of credit of approximately $1.0 million and cash that was released from an escrow account established to fund the refurbishment of our new facility.

We had approximately $2.9 million in cash and cash equivalents at September 30, 2009.  We believe our cash on hand, as well as anticipated cash flows from operations, will be sufficient to fund our operating capital requirements, capital expenditures and any acquisitions to supplement our current product offerings for a period of at least one year.  If we need additional funds, we have $4.0 million of borrowing capacity available under our existing credit facility.  As of September 30, 2009, the outstanding balance on our line of credit was $1.0 million.

Off-Balance Sheet Arrangements

Index

As of September 30, 2009, we had future contractual obligations for certain employee agreements, purchase order commitments and operating leases as follows:

(in thousands)	As of September 30,
	2009	2010	2011	2012	2013
Operating leases	$70	$278	$252	$246	$223
Employment agreements	$260	$865	$871	$881	$947
Purchase order commitments	$3,069	$–	$–	$–	$–

Critical Accounting Estimates

We have adopted various accounting policies to prepare the consolidated financial statements in accordance with accounting principles generally accepted in the United States.  Our most significant accounting policies are disclosed in Note 1 to the consolidated financial statements included in our Form 10-K for the year ended December 31, 2008.

The preparation of the consolidated financial statements, in conformity with the Codification of accounting principles, requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Our estimates and assumptions, including those related to bad debts, inventories, intangible assets, property, plant and equipment, legal proceedings, research and development, warranty obligations, product liability, sales returns and discounts and income taxes, are updated as appropriate, which in most cases is at least quarterly.  We base our estimates on historical experience, or various assumptions that are believed to be reasonable under the circumstances, and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses.  Actual results may materially differ from these estimates.  In addition, stock-based compensation expense represents a significant estimate as it is based on a formula that in part encompasses the future but unknown value of our common stock.  Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period that they are determined to be necessary.  It is at least reasonably possible that our estimates could change in the near term with respect to these matters.

Estimates are considered to be critical if they meet both of the following criteria: (1) the estimate requires assumptions about material matters that are uncertain when the accounting estimates are made, and (2) other materially different estimates could have been reasonably made or material changes in the estimates are reasonably likely to occur from period to period.  Our critical accounting estimates include the following:

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses in the collection of accounts receivable.  We make estimates regarding the future ability of our customers to make required payments based on historical credit experience and expected future trends.  If actual customer financial conditions are less favorable than projected by management, additional accounts receivable write-offs may be necessary, which would unfavorably affect our future operating results.

Inventory Reserves

We maintain reserves for excess and obsolete inventory resulting from the potential inability to sell our products at prices in excess of current carrying costs.  The markets in which we operate are highly competitive, with new products and surgical procedures introduced on an ongoing basis.  These marketplace changes may cause our products to become obsolete.  We make estimates regarding the future recoverability of the costs of these products and record a provision for excess and obsolete inventories based on historical experience and expected future trends.  If actual product life cycles, product demand or acceptance of new product introductions are less favorable than projected by management, additional inventory write-downs may be required, which would unfavorably affect future operating results.

Long-Lived Assets

Index

We review long-lived assets that are held and used, including property and equipment and intangible assets, for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  These evaluations compare the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset over its expected useful life and are significantly affected by estimates of future prices and volumes for our products, capital needs, economic trends and other factors that are inherently difficult to forecast.  If the asset is considered to be impaired, we record an impairment charge equal to the amount by which the carrying value of the asset exceeds its fair value determined by either a quoted market price, if any, or a value determined by using a discounted cash flow technique.

Share-based Compensation

Under our stock option plan, our board of directors may grant options to purchase our common shares to our key employees, officers, directors and consultants.  We account for stock options in accordance with FASB ASC Topic 718-10-10, Share-Based Payment (SFAS 123R), with option expense amortized over the vesting period based on the binomial lattice option-pricing model fair value on the grant date, which includes a number of estimates that affect the amount of our expense.

Income Taxes

We operate in multiple tax jurisdictions both inside and outside the United States.  Accordingly, we must determine the appropriate allocation of income to each of these jurisdictions.  Tax audits associated with the allocation of this income and other complex issues may require an extended period of time to resolve and may result in income tax adjustments if changes to the income allocation are required between jurisdictions with different tax rates.  Because tax adjustments in certain jurisdictions can be significant, we record accruals representing our best estimate of the probable resolution of these matters.  To the extent additional information becomes available, we adjust these accruals to reflect the revised estimated probable outcome.

Other Matters

We distribute our products throughout the world.  As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.  Our operating results are primarily exposed to changes in exchange rates among the U.S. dollar and European currencies, in particular the euro and the British pound.  When the U.S. dollar weakens against foreign currencies, the dollar value of sales denominated in foreign currencies increases.  When the U.S. dollar strengthens, the opposite situation occurs.  We manufacture our products in the United States, China, Canada and Bulgaria and incur the costs to manufacture in the U.S. dollar.  This worldwide deployment of factories serves to partially mitigate the impact of the high costs of manufacturing in the U.S.

ITEM 3.  QUANTITATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our financial instruments include cash, cash equivalents and short-term investments.  We are exposed to interest rate risk on our short-term investments.  The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk.  To achieve this objective, we invest in highly liquid overnight money market investments.  To minimize our exposure due to adverse shifts in interest rates, we invest in short-term overnight securities.  If a 10% change in interest rates were to have occurred on September 30, 2009, this change would not have had a material effect on the fair value of our investment portfolio as of that date.  Due to the short holding period of our investments, we have concluded that we do not have a material financial market risk exposure.

Foreign Currency Risk

Although we have a foreign subsidiary located in Canada, our transactions outside our functional currency are minimal and not a material financial risk.

Index

Changes in Market and Counterparty Risk

The global recession, driven initially by the crisis in global credit and financial markets, has caused extreme disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, increases in unemployment rates and uncertainty about economic stability.  There can be no assurance that there will not be further deterioration in credit and financial markets and confidence in economic conditions.  These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities.  The current constriction of credit in financial markets may continue to lead hospitals and physicians to postpone spending, which may cause our customers to aggressively manage their inventories and delay their future orders with us.  In addition, some of our suppliers and other vendors may be adversely impacted by tightening of the credit markets, fluctuations in commodity prices and other consequences of the economic downturn.  Some vendors may seek to change the terms on which they do business with us to lessen the impact of the economic downturn on their business.  If we are forced to find alternative vendors for key components or services, whether due to demands from the vendor or the vendor’s bankruptcy or ceasing operations, that could be a distraction to us and adversely impact our business.  Changing vendors could also result in our inability to obtain business terms as favorable to us as the terms on which we currently operate.  We are unable to predict the likely duration and severity of the current disruptions in the credit and financial markets and adverse global economic conditions, and if the current uncertain economic conditions continue or further deteriorate, our business and results of operations could be materially and adversely affected.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of September 30, 2009.  Based upon that evaluation, our CEO and CFO concluded that, as of September 30, 2009, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In 2008, Erbe USA, Inc. (“Erbe”) filed a civil action in the U.S. District Court for the Northern District of Georgia, Atlanta Division, against Bovie and a former employee, seeking equitable relief and unspecified damages.  The complaint essentially alleged that the employee, among other things, breached his employment agreement with Erbe by wrongfully taking Erbe’s confidential information and trade secrets for use in his new employment position, with the assistance of Bovie.  In a mutual effort to resolve the dispute, on November 4, 2009, Bovie and Erbe signed a full and final settlement agreement and mutual general release of all claims.  We continue to deny Erbe’s claims and allegations.  Given that both parties desire to end the litigation and mitigate ongoing legal costs, however, we have agreed to pay Erbe $160,000 as part of the terms of the settlement.  We have accrued for this amount of expense in our financial statements for the third quarter of 2009 included in this report.  We also agreed not to use or disclose, and to destroy, any information that Erbe alleged constituted trade secrets and confidential business information related to Erbe.  Additional terms of the settlement include a two-year period in which we agreed not to solicit (a) Erbe’s current employees and (b) a limited number of dealers and independent representatives who currently market Erbe products.

Index

In the normal course of business, we are subject to other proceedings, lawsuits and claims.  These matters are subject to many uncertainties, and outcomes are not predictable with assurance.  Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of September 30, 2009.  These matters could affect our reported operating results of when we resolve them in future periods.  Management does not believe that any monetary liability or financial impact to us as a result of these proceedings or claims will be material to our annual consolidated financial statements.  However, a significant increase in the number of these claims, or one or more successful claims resulting in greater liabilities than we currently anticipate, could materially and adversely affect our business, financial condition, results of operation or cash flows.

ITEM 1A.  RISK FACTORS

There have been no material changes to the Risk Factors previously disclosed in our Form 10-K and 10-K/A for the year ended December 31, 2008, in response to Item 1A to Part 1 of Form 10-K and 10-K/A.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

31.1
Certifications of Andrew Makrides, President and Chief Executive Officer of Registrant, pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certifications of Gary D. Pickett, Chief Financial Officer of Registrant, pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Andrew Makrides, President and Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

32.2
Certification of Gary D. Pickett, Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bovie Medical Corporation

Dated: November 9, 2009	By:	/s/ Andrew Makrides
Andrew Makrides
Chief Executive Officer

Dated: November 9, 2009	By:	/s/ Gary D. Pickett
Gary D. Pickett
Chief Financial Officer