Form 10-Q/A
period 2009-09-30
BOVIE MEDICAL CORP
filed 2009-11-30
CIK 719135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____ to _____

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 (the “Amendment”) on Form 10-Q/A to our Quarterly Report on Form 10-Q for the three month period ended September 30, 2009 (the “Original Form 10-Q”), which was filed with the Securities Exchange Commission on November 9, 2009. This Amendment is being filed to (i) correct the comparable 2008 values listed in our Statements of Cash Flows, which erroneously contained June 30, 2008 values, along with the related values located in Management’s discussion section under liquidity and capital resources, (ii) to expand the disclosure in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section for variances related to Salaries expense as well as Selling, general and administrative expenses, (iii) and lastly to include the recently amended employment agreements, mentioned in the subsequent events section as exhibits 10.24, 10.25, and 10.26.

Except as described above, no other amendments have been made to the Original 10-Q. All other Items of the Original 10-Q are unaffected by this Amendment. This Amendment does not reflect events occurring after November 9, 2009 or modify or update the disclosure contained in the Original 10-Q in any way other than as required to reflect the revisions discussed above.

BOVIE MEDICAL CORPORATION
INDEX TO FORM 10-Q/A
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

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(unaudited)

	2009	2008
Cash flows from operating activities
Net income	$568,136	$1,793,021
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment:	562,402	590,798
Amortization of intangible assets	204,606	120,457
Provision for (recovery of) inventory obsolescence	6,498	(13,401)
Loss on disposal of property and equipment	1,628	2,692
Stock based compensation	103,333	125,391
Non-cash reclassification	-	10,325
Provision for deferred taxes	(14,733)	714,934
Gain on cancellation of agreement	–	(1,495,634)
Changes in current assets and liabilities:
Trade receivables	746,757	(95,642)
Prepaid expenses	226,778	(197,720)
Inventories	(1,740,104)	(907,749)
Deposits and other assets	(16,069)	(6,488)
Accounts payable	(556,468)	167,715
Accrued and other liabilities	127,788	545,044
Accrued payroll	105,764	–
Accrued vacation	28,128	–
Income taxes payable	(77,943)	136,053
Customer Deposits	–	(35,909)
Accrued litigation settlement	160,000	–
Deferred revenues	(15,408)	(23,886)
Net cash provided by operating activities	421,093	1,430,001

Cash flows from investing activities
Purchases of property and equipment	(2,232,983)	(3,850,060)
Proceeds from sale of property and equipment	-	10,573
Purchased technology	-	(57,283)
Net cash used in investing activities	(2,232,983	(3,896,770)

Cash flows from financing activities
Proceeds from escrow account	1,249,481	–
Net increase in line of credit	1,000,000	2,850,000
Payments on mortgage note payable	(93,750)	–
Proceeds from issuance of common shares	78,750	220,400
Net cash provided by financing activities	2,234,481	3,070,400

Effect of exchange rate changes on cash and cash equivalents	(62,379)	(54,484)

Net change in cash equivalents	360,212	549,147

Cash and cash equivalents, beginning of period	2,564,443	3,534,759

Cash and cash equivalents, end of period	$2,924,655	$4,083,906

Cash paid during the nine months ended September 30, 2009 and 2008:
Interest paid, net of amounts capitalized	$71,136	$24,755
Income taxes	$229,843	$37,128

The accompanying notes are an integral part of the consolidated financial statements

Salaries

( in thousands)	Three months ended September 30,		Percent of sales		Percent	Nine months ended September 30,		Percent of sales		Percent
	2009	2008	2009	2008	change	2009	2008	2009	2008	change
Salaries & related cost	$759	$727	11.9%	10.0%	4.5%	$2,304	$2,253	11.3%	10.8%	2.3%

Salaries increased by $32,000 or 4.5% in the third quarter of 2009 compared to the same period 2008.  This increase was primarily a result of:

•	a $29,000 increase in staffing costs to support the domestic direct sales of the SEER product line;
•	a $17,000 increase in staff infrastructure costs;
•	a $12,000 increase in overall employee benefits and health insurance related costs; and
•	a $6,000 increase in the accrual for vacation pay related to higher-level employees.

These increases were offset by:

•	a $12,000 reduction in annual bonuses;
•	a $14,000 reduction of our company match to our employees’ 401(k) contributions; and
•	a $6,000 reduction due to the elimination of a position in Bovie Canada as a result of cost cutting measures by management.

Salaries increased by $51,000 or 2.3 % for the nine months ended September 30, 2009 from the same period in 2008.  This increase was primarily a result of:

•	a $56,000 increase in staffing costs to support the domestic direct sales of the SEER product line;
•	a $25,000 increase in staff infrastructure costs;
•	a $36,000 increase in overall employee benefits and health insurance related costs; and
•	a $14,000 increase in the accrual for vacation pay related to higher-level employees.

These increases were offset by:

•	a $37,000 reduction in annual bonuses;
•	a $37,000 reduction of our company match to our employees’ 401(k) contributions; and
•	a $6,000 reduction due to the elimination of a position in Bovie Canada as a result of cost cutting measures by management.

Selling, General & Administrative Expenses

(in thousands)	Three months ended September 30,		Percent of sales		Percent	Nine months ended September 30,		Percent of sales		Percent
	2009	2008	2009	2008	change	2009	2008	2009	2008	change
SG & A costs	$1,312	$1,061	20.6%	14.5%	23.6%	$3,532	$3,221	17.3%	15.4%	9.6%

Selling, general and administrative costs increased $251,000 or 23.6% in the third quarter of 2009 compared to the same period of 2008.  This increase was primarily a result of:

•	a $160,000 accrual for the settlement of the Erbe lawsuit;
•	a $58,000 increase in property taxes related to our new facility in Clearwater, Florida;
•	a $33,000 increase in electricity costs related to the new larger facility;
•	a $25,000 increase in amortization expense related to new products;

•	a $20,000 increase in insurance expense due to the new larger facility as well as insurance on our old building listed for sale;
•	a $16,000 increase in write down in obsolete inventory;
•	a $12,000 increase in promotion costs related to the SEER product line;
•	a $ 45,000 increase in show costs resulting from timing of shows versus the prior period;
•	a $14,000 increase in telephone expense due to an expansion of our communication infrastructure and related costs; and
•	a $5,000 increase in depreciation expense attributable to Bovie Canada during the 2009 period versus 2008.

These increases were partially offset by:

•	a $52,000 decrease in travel costs as a result of cost cutting measures by management;
•	a $9,000 decrease in commission expense due to reduced distribution sales;
•	a $36,000 decrease in advertising costs as a result of cost cutting measures by management; and
•	a $40,000 decrease in administrative costs in Bovie Canada as a result of cost cutting measures by management.

Selling, general and administrative costs increased $310,000 or 9.6 % for the nine months ended September 30, 2009 from the same period in 2008.  This increase was primarily a result of:

•	a $160,000 accrual for the settlement of the Erbe lawsuit;
•	a $94,000 increase in taxes related to our new facility in Clearwater Florida;
•	an $86,000 increase in electricity costs related to the new larger facility;
•	an $84,000 increase in amortization expense related to new products;
•	a $58,000 increase in a one time moving expense related to the new facility;
•	a $47,000 increase in telephone expense due to an expansion of our communication infrastructure and related costs;
•	a $ 38,000 increase in write down in obsolete inventory;
•	a $33,000 increase in insurance expense due to the new larger facility as well as insurance on our old building listed for sale; and
•	a $29,000 increase in depreciation expense attributable to Bovie Canada during the 2009 period versus 2008.

These increases were  partially offset by:

•	a $118,000 decrease in travel costs as a result of cost cutting measures by management;
•	a $50,000 decrease in commissions expense due to reduced distribution sales;
•	a $14,000 decrease in consulting costs related to our European distribution channel;
•	an $85,000 decrease in advertising costs as a result of cost cutting measures by management; and
•	a $52,000 decrease in administrative costs in Bovie Canada as a result of cost cutting measures by management.

Liquidity and Capital Resources

Our working capital at September 30, 2009 was $10.1 million as compared to $9.7 million at December 31, 2008.  Accounts receivable day sales outstanding were 33.2 days and 37.0 days at September 30, 2009 and September 30, 2008, respectively.

We generated cash from operations of approximately $421,000 for the nine months ended September 30, 2009 compared to approximately $1,430,000 for the same period of 2008, a decrease of approximately $1,009,000.  This decrease was mainly attributable to a combination of the build up of inventory and a reduction of accounts payable in 2009.

In the nine-month period ended September 30, 2009, we used $2.2 million for the purchase of property and equipment as compared to purchases of such assets of approximately $3.9 million in 2008.  The decrease relates to the difference between the amounts expended to purchase our new facility building in 2008 and the cost expended to refurbish this building  throughout the first six months of 2009.

We generated cash from financing activities of approximately $2.2 million and $3.1 million during the nine months ended September 30, 2009 and 2008, respectively.  The decrease in cash from financing resulted primarily from the extinguishment of the bridge loan portion of our line of credit from 2008 using proceeds from industrial revenue bonds along with amounts that were placed in escrow offset by a $1.0 million draw on the line during 2009. We also experienced a decrease in cash amounts received from stock options in 2008 compared to 2009 due to an increase in individuals utilizing noncash stock swaps to exercise options. .

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

ITEM 6.  EXHIBITS

10.24	Amended Employment Agreement dated November 30, 2009 between Andrew Makrides and Bovie Medical Corporation.

10.25	Amended Employment Agreement dated November 30, 2009 between Moshe Citronowicz and Bovie Medical Corporation.

10.26	Amended Employment Agreement dated November 30, 2009 between J. Robert Saron and Bovie Medical Corporation.

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

Bovie Medical Corporation

Dated: November 30, 2009	By:	/s/ Andrew Makrides
Andrew Makrides
Chief Executive Officer

Dated: November 30, 2009	By:	/s/ Gary D. Pickett
Gary D. Pickett
Chief Financial Officer