Form 10-Q/A
period 2009-09-30
BOVIE MEDICAL CORP
filed 2009-12-02
CIK 719135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________

FORM 10-Q/A
(Amendment No. 2)

______________________

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

0

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

EXPLANATORY NOTE

We are filing this Amendment No. 2 (the “Amendment No. 2”) on Form 10-Q/A to our Quarterly Report on Form 10-Q for the three month period ended September 30, 2009. This Amendment is being filed for the sole purpose to include and combine all non-amended information together with the amended information from our previous Amendment No.1 in order to present a clearer and complete amended filing for investors.

We previously filed an Amendment No. 1 (the “Amendment No. 1”) on November 30, 2009 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the three month period ended September 30, 2009 (the “Original Form 10-Q”), which was filed with the Securities Exchange Commission on November 9, 2009. Amendment No. 1 was filed to (i) correct the comparable 2008 values listed in our Statements of Cash Flows, which erroneously contained June 30, 2008 values, along with the related values located in Management’s discussion section under liquidity and capital resources, (ii) to expand the disclosure in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section for variances related to Salaries expense as well as Selling, general and administrative expenses, (iii) and lastly to include the recently amended employment agreements, mentioned in the subsequent events section as exhibits 10.24, 10.25, and 10.26.

Except as described above, no other amendments have been made to the Original 10-Q. All other items of the Original 10-Q are unaffected by these Amendments. This Amendment does not reflect events occurring after November 9, 2009 or modify or update the disclosure contained in the Original 10-Q in any way other than as required to reflect the revisions discussed above.

1

BOVIE MEDICAL CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

		Page

Part I.	Financial Information	2

Item 1.	Financial Statements
	Consolidated Balance Sheets - September 30, 2009 and December 31, 2008	2
	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2009 and 2008	4
	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Year Ended December 31, 2008 and the nine months ended September 30, 2009	5
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25

Part II.	Other Information	26

Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Submission of Matters to a Vote of Security Holders	26
Item 5.	Other Information	26
Item 6.	Exhibits	27
	Signatures	27

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

Index

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2008 AND THE PERIOD ENDED SEPTEMBER 30, 2009

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Gain (Loss)	Deficit	Total

January 1, 2008	15,457,088	$15,457	$22,435,161	$–	$(5,813,752)	$16,636,866

Options exercised, net of stock swap	1,338,181	1,339	221,687	–	–	223,026

Stock based compensation	–	–	184,697	–	–	184,697

Income for year	–	–	–	–	1,831,788	1,831,788
Foreign currency remeasurement				(88,464)	–	(88,464)
Comprehensive income	–	–	–	–	–	1,743,324

December 31, 2008	16,795,269	16,796	22,841,545	(88,464)	(3,981,964)	18,787,913

Options exercised, net of stock swap	152,864	153	78,600	–	–	78,753

Stock based compensation	–	–	103,333	–	–	103,333

Income for period	–	–	–	–	568,136	568,136
Foreign currency remeasurement	–	–	–	(62,380)	–	(62,380)
Comprehensive income	–	–	–	–	–	505,756

September 30, 2009	16,948,133	$16,949	$23,023,478	$(150,844)	$(3,413,828)	$19,475,755

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

Index

Results of Operations –
Sales

Sales by Product Line	Three months ended			Nine months ended
(in thousands)	September 30,		Percent	September 30,		Percent
	2009	2008	change	2009	2008	change

Electrosurgical	$4,217	$5,139	(17.9%)	$14,126	$14,480	(2.4%)
Cauteries	1,575	1,532	2.8%	4,623	4,673	(1.1%)
Other	579	625	(7.4%)	1,671	1,806	(7.5%)

Total	$6,371	$7,296	(12.7%)	$20,420	$20,959	(2.6%)

Sales by Domestic and	Three months ended			Nine months ended
International (in thousands)	September 30,		Percent	September 30,		Percent
	2009	2008	change	2009	2008	change

Domestic	$5,506	$6,348	(13.3%)	$17,121	$17,294	(1.0%)
International	865	948	(8.8%)	3,299	3,665	(10.0%)

Total	$6,371	$7,296	(12.7%)	$20,420	$20,959	(2.6%)

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

Index

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

Professional fees increased $357,000 or 53.5% for the nine months ended September 30, 2009 from the same period in 2008.  This increase was primarily because:

•	accounting fees increased by $65,000 due to tax related work and the timing of auditing fees related to our employee 401(k) plan, which were incurred earlier in 2009; and
•	legal fees increased by $267,000 due to work related to the Erbe lawsuit and to responding to the SEC’s periodic review of our Annual Report on Form 10-K for the year ended December 31, 2008.

Salaries

( in thousands)	Three months ended September 30,		Percent of sales		Percent	Nine months ended September 30,		Percent of sales		Percent
	2009	2008	2009	2008	change	2009	2008	2009	2008	change
Salaries & related cost	$759	$727	11.9%	10.0%	4.5%	$2,304	$2,253	11.3%	10.8%	2.3%

Salaries increased by $32,000 or 4.5% in the third quarter of 2009 compared to the same period 2008.  This increase was primarily a result of:

Index

•	a $29,000 increase in staffing costs to support the domestic direct sales of the SEER product line;
•	a $17,000 increase in staff infrastructure costs;
•	a $12,000 increase in overall employee benefits and health insurance related costs; and
•	a $6,000 increase in the accrual for vacation pay related to higher-level employees.

These increases were offset by:

•	a $12,000 reduction in annual bonuses;
•	a $14,000 reduction of our company match to our employees’ 401(k) contributions; and
•	a $6,000 reduction of a position in Bovie Canada as a result of cost cutting measures by management.

Salaries increased by $51,000 or 2.3 % for the nine months ended September 30, 2009 from the same period in 2008.  This increase was primarily a result of:

•	a $56,000 increase in staffing costs to support the domestic direct sales of the SEER product line;
•	a $25,000 increase in staff infrastructure costs;
•	a $36,000 increase in overall employee benefits and health insurance related costs; and
•	a $14,000 increase in the accrual for vacation pay related to higher-level employees.

These increases were offset by:

•	a $37,000 reduction in annual bonuses;
•	a $37,000 reduction of our company match to our employees’ 401(k) contributions; and
•	a $6,000 reduction of a position in Bovie Canada as a result of cost cutting measures by management.

Selling, General & Administrative Expenses

(in thousands)	Three months ended September 30,		Percent of sales		Percent	Nine months ended September 30,		Percent of sales		Percent
	2009	2008	2009	2008	change	2009	2008	2009	2008	change
SG & A costs	$1,312	$1,061	20.6%	14.5%	23.6%	$3,532	$3,221	17.3%	15.4%	9.6%

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

Index

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

Other Income

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

Index

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

In the nine-month period ended September 30, 2009, we used $2.2 million for the purchase of property and equipment as compared to purchases of such assets of approximately $3.9 million in 2008.The decrease relates to the difference between the amounts expended to purchase our new facility building in 2008 and the cost expended to refurbish this building  throughout the first six months of 2009.

Index

We generated cash from financing activities of approximately $2.2 million and $3.1 million during the nine months ended September 30, 2009 and 2008, respectively.  The decrease in cash from financing resulted primarily from the extinguishment of the bridge loan potion of our line of credit from 2008 using the proceeds from the industrial revenue bonds along with amounts that were placed in escrow offset by a $1.0 million draw on the line during 2009.  We also experienced a decrease in cash amounts received from stock options in 2008 compared to 2009 due to an increase in individuals utilizing noncash stock swaps to exercise options.

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

Index

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

Index

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

Index

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

Index

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

Bovie Medical Corporation
Dated: December 2, 2009	By:	/s/ Andrew Makrides
Andrew Makrides
Chief Executive Officer

Dated: December 2, 2009	By:	/s/ Gary D. Pickett
Gary D. Pickett
Chief Financial Officer