Form 10-Q
period 2010-03-31
BOVIE MEDICAL CORP
filed 2010-05-10
CIK 719135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q
_____________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period from ______ to ______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes:  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes:  ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

The number of shares of the registrant's $.001 par value common stock outstanding on the NYSE Amex exchange as of April 30, 2010 was 17,685,593.

Company Symbol-BVX
Company SIC (Standard Industrial Code)-3841

BOVIE MEDICAL CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010

		Page

Part I.	Financial Information	3

Item 1.	Financial Statements	3
	Consolidated Balance Sheets - March 31, 2010 and December 31, 2009	3
	Consolidated Statements of Operations for the Three Months Ended March 31, 2010 and 2009	5
	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Year Ended December 31, 2009 and the three months ended March 31, 2010	6
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009	7
	Notes to Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	21

Part II.	Other Information	21

Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	(Removed and Reserved)	21
Item 5.	Other Information	21
Item 6.	Exhibits	22
	Signatures	22

Index

PART I. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2010 AND DECEMBER 31, 2009

Assets

	(Unaudited)
	March 31, 2010	December 31, 2009

Current assets:

Cash and cash equivalents	$2,639,153	$2,154,825
Trade accounts receivable, net	1,895,868	2,565,734
Inventories	6,989,508	6,774,166
Prepaid expenses and other current assets	1,070,417	919,222
Deferred income tax asset, net	800,000	800,000

Total current assets	13,394,946	13,213,947

Property and equipment, net	8,677,754	8,813,882

Other assets:

Brand name and trademark	1,509,662	1,509,662
Purchased technology, net	3,217,646	3,270,067
License rights, net	136,768	152,549
Restricted cash held in escrow	-	35,635
Deferred income tax asset, net	309,533	158,641
Deposits	441,680	430,076

Total other assets	5,615,289	5,556,630

Total assets	$27,687,989	$27,584,459

The accompanying notes are an integral part of the consolidated financial statements.

Index

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2010 AND DECEMBER 31, 2009
(CONTINUED)

Liabilities and Stockholders' Equity

	(Unaudited)
	March 31, 2010	December 31, 2009
Current liabilities:

Accounts payable	$605,610	$589,407
Deferred revenue	2,992	3,994
Accrued payroll	158,173	77,779
Accrued vacation	216,499	170,514
Customer deposits	5,930	5,930
Current portion of amounts due to Lican	50,000	50,000
Current portion of mortgage note payable to bank	135,000	135,000
Line of credit	1,000,000	1,000,000
Accrued and other liabilities	625,170	440,253

Total current liabilities	2,799,374	2,472,877

Mortgage note payable to bank, net of current portion	3,706,250	3,740,000

Due to Lican, net of current portion	218,150	218,150

Total liabilities	6,723,774	6,431,027

Commitments (see Note 11)

Stockholders' equity:

Preferred stock, par value $.001; 10,000,000 shares authorized; none issued or outstanding	--	--
Common stock, par value $.001 par value; 40,000,000 shares authorized; 17,114,163 and 17,094,773 issued and 16,971,085 and 16,951,695 outstanding on March 31, 2010 and December 31, 2009, respectively	16,972	16,952
Additional paid-in capital	23,098,570	23,056,526
Accumulated other comprehensive (loss)	(94,474)	(88,967)
Accumulated deficit	(2,056,853)	(1,831,079)

Total stockholders' equity	20,964,215	21,153,432

Total Liabilities and Stockholders' Equity	$27,687,989	$27,584,459

The accompanying notes are an integral part of the consolidated financial statements.

Index

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	March 31, 2010	March 31, 2009

Sales	$5,599,107	$7,217,324
Cost of sales	3,314,324	3,897,510

Gross profit	2,284,783	3,319,814

Other costs and expenses:

Research and development	499,448	480,760
Professional services	335,625	445,154
Salaries and related costs	747,074	774,050
Selling, general and administrative	1,034,816	1,077,192
Total other costs	2,616,963	2,777,156

Income (loss) from operations	(332,180)	542,658

Interest (expense) income, net	(43,594)	67,608

Income (loss) before income taxes	(375,774)	610,266

Provision for current income taxes	(892)	-
Benefit (provision) for deferred income taxes	150,892	(207,000)
Total benefit (provision) for income taxes - net	150,000	(207,000)

Net income (loss)	$(225,774)	$403,266

Earnings (loss) per common share
Basic	$(0.01)	$0.02
Diluted	$(0.01)	$0.02

Weighted average number of shares outstanding	16,962,610	16,852,994

Weighted average number of shares outstanding adjusted for dilutive securities – * no dilutive shares	16,962,610 *	17,777,738

The accompanying notes are an integral part of the consolidated financial statements.

Index

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEAR ENDED DECEMBER 31, 2009 AND THE PERIOD ENDED MARCH 31, 2010

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Deficit	Total
	Shares	Par Value

January 1, 2009	16,795,269	$16,796	$22,841,545	$(88,464)	$(2,426,601)	$20,343,276

Options exercised	183,250	183	286,233	-	-	286,416

Stock based compensation			136,383	-	-	136,383

Stock swap to acquire options	(26,824)	(27)	(207,635)	-	-	(207,662)

Net income	-	-	-	-	595,522	595,522
Foreign currency re-measurement	-	-	-	(503)	-	(503)
Comprehensive income	-	-	-	-	-	595,019

December 31, 2009	16,951,695	16,952	23,056,526	(88,967)	(1,831,079)	21,153,432

Options exercised	22,000	22	28,728	–	–	28,750

Stock based compensation	–	–	33,063	–	–	33,063

Stock swap to acquire options	(2,610)	(2)	(19,747)	–	–	(19,749)

Net loss	–	–	–	–	(225,774)	(225,774)
Foreign currency re-measurement	–	–	–	(5,507)	–	(5,507)
Comprehensive loss	–	–	–	–	–	(231,281)

March 31, 2010	16,971,085	$16,972	$23,098,570	$(94,474)	$(2,056,853)	$20,964,215

The accompanying notes are an integral part of the consolidated financial statements.

Index

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	2010	2009
Cash flows from operating activities
Net income (loss)	$(225,774)	$403,266
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	203,835	163,210
Amortization of intangible assets	68,202	68,202
Provision for (recovery of) inventory obsolescence	(13,845)	(6,007)
Loss on disposal of property and equipment	(357)	-
Stock based compensation	33,064	46,761
Benefit (provision) for deferred taxes	(150,892)	207,000
Changes in current assets and liabilities:
Trade receivables	669,724	195,180
Prepaid expenses	(151,195)	(130,694)
Inventories	(201,358)	(783,429)
Deposits and other assets	(11,605)	(133,592)
Accounts payable	16,203	(217,876)
Accrued and other liabilities	12,052	183,163
Accrued payroll	80,394	80,969
Accrued vacation	45,985	30,899
Insurance premium payable	172,865	149,951
Deferred revenues	(1,002)	(5,136)
Net cash provided by operating activities	546,296	251,867

Cash flows from investing activities
Purchases of property and equipment	(67,349)	(752,711)
Net cash used in investing activities	(67,349)	(752,711)

Cash flows from financing activities
Proceeds from escrow account	35,637	485,436
Payments on mortgage note payable	(33,750)	(31,250)
Common shares issued	9,001	6,500
Net cash provided by financing activities	10,888	460,686

Effect of exchange rate changes on cash and cash equivalents	(5,507)	12,538

Net change in cash equivalents	484,328	(27,620)

Cash and cash equivalents, beginning of period	2,154,825	2,564,443

Cash and cash equivalents, end of period	$2,639,153	$2,536,823

Cash paid during the three months ended March 31, 2010 and 2009 for:

Interest paid	$47,344	$47,732
Income taxes	$892	$29,843

The accompanying notes are an integral part of the consolidated financial statements

Index

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 1.  BASIS OF PRESENTATION

Unless the context otherwise indicates, the terms “we,” “our,” “us,” “Bovie,” and similar terms refer to Bovie Medical Corporation and its consolidated subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared based upon SEC rules that permit reduced disclosure for interim periods.  For a more complete discussion of significant accounting policies and certain other information, please refer to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.  These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown, including normal recurring accruals and other items.  The results for the interim periods are not necessarily indicative of results for the full year.

Certain amounts in the March 31, 2009 financial statements were reclassified.

NOTE 2.  INVENTORIES

Inventories are stated at the lower of cost or market.  Cost is determined principally on the average cost method.  Inventories at March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010	December 31, 2009

Raw materials	$4,231,277	$4,254,044
Work in process	2,055,972	1,944,266
Finished goods	1,211,145	1,116,893
Gross inventories	7,498,394	7,315,203
Less: reserve for obsolescence	(508,886)	(541,037)

Net inventories	$6,989,508	$6,774,166

NOTE 3.  INTANGIBLE ASSETS

At March 31, 2010 and December 31, 2009 intangible assets consisted of the following:

	March 31, 2010	December 31, 2009

Trade name (life indefinite)	$1,509,662	$1,509,662

Purchased technology (9-17 yr life)	$3,940,617	$3,940,618
Less: Accumulated amortization	(722,971)	(670,551)

Net carrying amount	$3,217,646	$3,270,067

License rights (5 yr life)	$315,619	$315,619
Less accumulated amortization	(178,851)	(163,070)
Net carrying amount	$136,768	$152,549

NOTE 4.  NEW ACCOUNTING PRONOUNCEMENTS

In March 2010, the FASB issued revised accounting guidance for milestone revenue recognition. The new guidance recognizes the milestone method as an acceptable revenue recognition method for substantive milestones in research or development transactions. It is effective on a prospective basis to milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  We do not anticipate any material impact on our consolidated financial statements from the adoption of this standard.

Index

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which amends Topic 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements related to Level 3 measurements. ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The ASU is effective for the first reporting period beginning after December 15, 2009, except for the requirements to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Adoption of this standard has not had a material impact on our consolidated financial statements.

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

In June 2009, the FASB issued FASB ASC Topic 860-10-05, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140 (SFAS 166).  The new standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets.  FASB ASC Topic 860-10-05 is effective for fiscal years beginning after November 15, 2009.  Adoption of this standard has not had a material impact on our consolidated financial statements.

In December 2007, the FASB issued FASB ASC Topic 810-10-65, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160).  FASB ASC Topic 810-10-65 will change the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity.  This new consolidation method will significantly change the accounting for partial and/or step acquisitions.  FASB ASC Topic 810-10-65 will be effective for us in the first quarter of fiscal year 2010.  Adoption of this standard has no impact on our consolidated financial statements.

NOTE 5.  FAIR VALUE MEASUREMENTS

Our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2010 are measured in accordance with FASB ASC Topic 820-10-05, Fair Value Measurements (FASB 157).  FASB ASC Topic 820-10-05 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements.

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

Index

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The following table summarizes our financial instruments measured at fair value as of March 31, 2010 (in thousands):

	March 31, 2010 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents – United States	$2,506	$2,506	$–	$–
Cash and equivalents - Foreign currency	133	133	–	–

Total	$2,639	$2,639	$–	$–

The following table summarizes our financial instruments as of December 31, 2009 (in thousands):

	December 31, 2009 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents – United States	$2,073	$2,073	$–	$–
Cash and equivalents – Foreign currency	82	82	–	–

Total	$2,155	$2,155	$–	$–

NOTE 6.  STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2010, we issued 19,390 common shares in exchange for 22,000 employee and non-employee stock options and 2,610 common shares (via a stock swap). Net proceeds from the issuance of common shares along with the shares received in the stock swap exercises were $9,000 for the three month period ended March 31, 2010.

NOTE 7.  EARNINGS PER SHARE

We compute basic earnings (loss) per share (“basic EPS”) by dividing net income (loss) by the weighted average number of common shares outstanding for the reporting period.  Diluted earnings (loss) per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding (primarily stock options).  The following table provides the computation of basic and diluted earnings (loss) per share for the three months ended March 31, 2010 and 2009.

	March 31, 2010	March 31, 2009

Net income (loss)	$(225,774)	$403,266

Basic-weighted average shares outstanding	16,962,610	16,852,994
Effect of dilutive potential securities	-	924,744
Diluted – weighted average shares outstanding	16,962,610	17,777,738

Basic EPS	$(0.01)	$0.02

Diluted EPS	$(0.01)	$0.02

For those periods in which we generate net income the shares used in the calculation of diluted EPS exclude options to purchase shares where the exercise price was greater than the average market price of common shares during the quarter.  Such shares aggregated 365,000 for the period ended March 31, 2009.

Index

NOTE 8.  STOCK-BASED COMPENSATION

Under our stock option plan, our board of directors may grant options to purchase common shares to our key employees, officers, directors and consultants. We account for stock options in accordance with FASB ASC Topic 718-10-10, Share-Based Payment (SFAS 123R), with option expense amortized over the vesting period based on the binomial lattice option-pricing model fair value on the grant date, which includes a number of estimates that affect the amount of our expense. During the three months ended March 31, 2010, the Company expensed $33,063 in stock-based compensation.

Activity in our stock options during the quarter ended March 31, 2010 was as follows:

	Number Of Options	Weighted Average Exercise Price

Outstanding at December 31, 2009	1,741,525	$3.61

Granted	100,000	$7.45
Exercised	(22,000)	$1.31
Canceled	(2,854)	$7.33

Outstanding at March 31, 2010	1,816,671	$3.84

NOTE 9.  INCOME TAXES

For the three months ended March 31, 2010 and 2009, we recorded a tax benefit for income taxes of approximately $150,000 and a deferred tax provision of $207,000, respectively.  The effective tax rates for the three months ended March 31, 2010 and 2009 were 40.0% and 33.9%, respectively.

The Company is subject to U.S. federal income tax as well as income tax of certain state jurisdictions. The Company has not been audited by the United States Internal Revenue Service (“the IRS”) or any states in connection with income taxes. The periods from December 31, 2006 to December 31, 2009 remain open to examination by the IRS and state authorities.

NOTE 10. GEOGRAPHIC AND SEGMENT INFORMATION

We have two reportable business segments: Bovie Medical Corporation (located in the United States) and Bovie Canada (located in Windsor, Canada).  Because Bovie Canada’s operations resulted in a loss greater than 10% of our consolidated net income (loss)  (on an absolute value basis), we are required to report certain information broken out by segment for the periods in the table listed below.

Index

For the three months ended March 31, 2010 and 2009, that information was as follows (in thousands):

	Three Months Ended March 31,
	2010		2009

(in thousands)	USA	Canada	USA	Canada

Sales, net	$5,567	$32	$7,165	$52

Gross profit	$2,333	$(48)	$3,268	$52

Other costs and expenses	$2,524	$93	$2,541	$236

Net income (loss)	$(85)	$(141)	$587	$(184)

We intend to consolidate the Canadian operations to our facility in Florida in the second quarter 2010, which should provide for significant cost savings in the future.

NOTE 11. COMMITMENTS

We are obligated under various operating leases, including a lease for a manufacturing and warehouse facility in St. Petersburg, Florida that requires monthly payments of approximately $12,400 through October 31, 2013.  In May 2009, we relocated substantially all operations to our new facility, which we had been renovating since we purchased it in September 2008.  We are currently continuing to use the St. Petersburg leased facility for new product lines launching throughout 2010 and 2011.  If we abandon this facility in the future and are unable to find a tenant to sublease our space, we will be required to record a charge to operations for the fair value of the net remaining lease rentals (i.e., the future minimum lease payments minus estimated sublease rentals we reasonably can expect to receive) and the carrying value of any leasehold improvements we abandon. Rent expense approximated $30,000 and $28,000 for the periods ending March 31, 2010 and 2009 respectively.

NOTE 12. RELATED PARTY TRANSACTION

During the quarter ended March 31, 2010, we paid consulting fees of approximately $ 21,000, $63,000, and $15,000 to three different entities owned by three different directors of ours. In addition, we paid $7,500 to a fourth director for consulting fees.

NOTE 13. SUBSEQUENT EVENT

On April 18, 2010, we entered into a Securities Purchase Agreement with purchasers to raise in the aggregate approximately $3 million in a private placement of Common Stock and warrants pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder, which transaction closed April 28, 2010. At the closing, we entered into a Registration Rights Agreement with the Buyers and issued to the Buyers an aggregate of 571,429 shares of Common Stock at a per share price of $5.25 and warrants to acquire additional shares of Common Stock of up to fifty (50%) percent of the Common Shares acquired by each respective Buyer at an exercise price of $6.00 per share.

We intend to use these funds to ensure and provide additional working capital and to invest a substantial portion of these funds to expand our sales and marketing efforts and infrastructure related to our strategic plan for our new product lines anticipated to go into production in 2010.

The Warrants are immediately exercisable and will terminate on the fifth anniversary of the issuance date.  The Exercise Price of the Warrants will be subject to adjustment so that, among other things, if we issue any shares of Common Stock (including options and warrants, with standard exceptions), at a price that is lower than the Exercise Price then in effect, the Exercise Price then in effect will be reduced to such lower price.

In connection with the private placement, we paid certain cash fees and issued a warrant to the placement agent, Rodman & Renshaw, LLC, for the purchase of 42,857 shares of Common Stock at an exercise price of $6.00 per share.  In addition, we paid certain cash fees and issued a warrant to Gilford Securities Incorporated for the purchase of 10,000 shares of Common Stock at an exercise price of $6.00 per share.

Pursuant to the Registration Rights Agreement, we are required to file a registration statement on Form S-3 to cover the resale of the Common Shares and shares of Common Stock issuable upon exercise of the Warrants.  The failure on our part to satisfy certain deadlines described in the Registration Rights Agreement may subject us to payment of certain monetary penalties. In addition, pursuant to the terms of the Purchase Agreement, we agreed, among other things, not to enter into any financing transactions for the issuance of securities of ours until the date immediately following the sixty (60) Trading Day (as defined in the Warrants) anniversary of the effectiveness of the registration statement we will file for the benefit of the Buyers.

In connection with this private placement we are required to allocate the proceeds to the common stock and the warrants.  A preliminary evaluation of the terms of the warrants issued indicates that they will not be afforded equity classification; rather they will be recorded as liabilities at their fair values and changes to such fair values will be reflected in our statement of operations.

Index

End of financial information

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Notes Regarding “Forward-Looking” Statements

This report contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements give our current expectations or forecasts of future events.  Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue,” or similar words or the negative thereof.  From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public.  Any or all of our forward-looking statements in this report and in any public statements we make could be materially different from actual results.  They can be affected by assumptions we might make or by known or unknown risks or uncertainties.  Consequently, we cannot guarantee any forward-looking statements.  Investors are cautioned not to place undue reliance on any forward-looking statements.  Investors should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties.  The following factors and those discussed in ITEM 1A, Risk Factors, included in our Annual Report on Form 10-K for the year ended December 31, 2009, may affect the achievement of forward-looking statements:

●
general economic and political conditions, such as political instability, credit market uncertainty, the rate of economic growth or decline in our principal geographic or product markets or fluctuations in exchange rates; continued deterioration in or stabilization of the global economy;

●	changes in general economic and industry conditions in markets in which we participate, such as:
▪	continued deterioration in or destabilization of the global economy;
▪	the strength of product demand and the markets we serve;
▪	the intensity of competition, including that from foreign competitors;
▪	pricing pressures;
▪	the financial condition of our customers;
▪	market acceptance of new product introductions and enhancements;
▪	the introduction of new products and enhancements by competitors;
▪	our ability to maintain and expand relationships with large customers;
▪	our ability to source raw material commodities from our suppliers without interruption and at reasonable prices; and
▪	our ability to source components from third parties, in particular from foreign manufacturers, without interruption and at reasonable prices;
●	our ability to access capital markets and obtain anticipated financing under favorable terms;
●	our ability to identify, complete and integrate acquisitions successfully and to realize expected synergies on our anticipated timetable;
●	changes in our business strategies, including acquisition, divestiture and restructuring activities;

Index

●	changes in operating factors, such as continued improvement in manufacturing activities, the achievement of related efficiencies and inventory risks due to shifts in market demand;
●	our ability to generate savings from our cost reduction actions;
●	unanticipated developments that could occur with respect to contingencies such as litigation, intellectual property matters, product liability exposures and environmental matters; and
●	our ability to accurately evaluate the effects of contingent liabilities.

The foregoing factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact our business.  We assume no obligation, and disclaim any duty, to update the forward-looking statements in this report. Past performance is no guaranty of future results.

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

Most of our products are marketed through medical distributors, which distribute to more than 6,000 hospitals, and to doctors and other health-care facilities. New distributors are contacted through responses to our advertising in international and domestic medical journals and domestic or international trade shows.   International sales represented 23.0% of total revenues in for the first three months of 2010 as compared with 18.5% in for the first three months of 2009.  Our products are sold in more than 150 countries through local dealers which are coordinated by sales and marketing personnel at the Clearwater, Florida facility. Our business is generally not seasonal in nature.

Our ten largest customers accounted for approximately 67.7% and 72.9% of net revenues for the first three months of 2010 and 2009 respectively.  At March 31, 2010 and 2009, our ten largest trade receivables accounted for approximately 65.8% and 71.2% of our net receivables, respectively.  In the first three months of 2010 and 2009 one customer accounted for 14.2% and 30% of total sales, respectively.

Our business is generally not seasonal in nature.

Results of Operations –
Sales

Sales by Product Line (in thousands)	Three months ended March 31,		Percent change
	2010	2009

Electrosurgical	$3,619	$5,204	(30.5%)
Cauteries	1,520	1,441	5.5%
Other	460	572	(19.6%)

Total	$5,599	$7,217	(22.4%)

Sales by Domestic and International (in thousands)	Three months ended March 31,		Percent change
	2010	2009
Domestic	$4,293	$5,868	(26.8%)
International	$1,306	$1,349	(3.2%)

Total	$5,599	$7,217	(22.4%)

Index

Sales for the first quarter 2010 decreased approximately $1.62 million or 22.4% compared to the same period in 2009.  This decrease was due to the following reasons:

●	sales of generators were down approximately $487,000 or 15.6% due to lower OEM sales and capital expenditures by domestic hospitals and doctor’s offices in the current economy;
●	sales of electrosurgical disposables were down approximately $1.1 million or 49.7% mainly due to a reduction in sales of ablators to a domestic OEM customer; and
●	Other product sales decreased by approximately $112,000 or 19.6% mainly due to a reduction in the sale of penlights.

These decreases were offset by the sale of cauteries, which increased approximately $79,000 or 5.5%.

Gross Profit

(in thousands)	Three months ended March 31,		Percent of sales		Percent change
	2010	2009	2010	2009
Cost of sales	$3,314	$3,898	59.2%	54.0%	(15.0%)

Gross profit	$2,285	$3,320	40.8%	46.0%	(31.2%)

Gross profit for the three months ended March 31, 2010 decreased by approximately $ 1.0 million or 31.2% as a percentage of sales as compared to the same period in 2009.  This was the result of:

●	an approximate $1.1 million decrease in sales of electrosurgical disposables, mainly due to the decrease in the sale of ablators, which have a higher than average profit margin.
●	sales of generators were down approximately $487,000 or 15.6% which have an average profit margin; and
●	Capitalized overhead costs for the first three months of 2009 were approximately $145,000 higher than the same period in 2010.

Research and Development Expense

(in thousands)	Three months ended March 31,		Percent of sales		Percent change
	2010	2009	2010	2009
R & D Expense	$499	$481	8.9%	6.7%	3.9%

Research and development expense increased approximately $18,000 or 3.9% in the first quarter of 2010 from 2009.  This increase was primarily a result of:

●	a $38,000 increase in staffing costs to support J-Plasma product line and other new product; and
●	a $105,000 increase in consulting costs related to the Seal-N-Cut product line

These increases were partially offset by a reduction of approximately $123,000 in R & D costs at our Canadian facility as result of our plan to consolidate the Canadian operation to our Florida facility.

Index

Professional Fees

(in thousands)	Three months ended March 31,		Percent of sales		Percent change
	2010	2009	2010	2009
Professional services	$336	$445	6.0%	6.2%	(24.6%)

Professional fees decreased approximately $109,000 or 24.6% in the first quarter of 2010 compared to the same period in 2009.  This decrease was primarily because:

●	Legal fees decreased by approximately $77,000 mainly due to the settlement of the Erbe lawsuit in late 2009; and
●
Consulting fees decreased approximately $32,000 mainly due to a reduction in hours of consultant services attributable to the Erbe lawsuit along with reductions for various other consultants compared to 2009.

Salaries

(in thousands)	Three months ended March 31,		Percent of sales		Percent change
	2010	2009	2010	2009
Salaries & related cost	$747	$774	13.3%	10.7%	(3.5%)

Salaries decreased by approximately $27,000 or 3.5% in the first quarter of 2010 compared to the same period 2009.  This decrease was primarily a result of:

●	a decrease of approximately $59,000 in marketing costs due to consolidating the marketing effort for the SEER, MEG and Plasma product lines; and
●	a decrease of approximately $9,000 due a reduction of the administrative staff at our Canadian facility;

These decreases were offset by:

●	an increase in health insurance of approximately 14,000;
●	an increase in Human Resources of approximately $6,000 due to re-classifying one staff position from marketing to HR;
●	an increase of approximately $6,000 in administrative costs due to stock option expense related to a new employee; and
●	an increase of approximately $15,000 mainly due to the addition of our General Counsel position.

Selling, General & Administrative Expenses

(in thousands)	Three months ended March 31,		Percent of sales		Percent change
	2010	2009	2010	2009
SG & A costs	$1,035	$1,077	18.5%	14.9%	(3.9%)

Selling, general and administrative costs decreased approximately $42,000 or 3.9% in the first quarter of 2010 compared to the same period of 2009.  This decrease was primarily a result of:

●	a $28,000 decrease in general insurance costs due to an audit premium credit;
●	a $17,000 decrease in electricity costs related to cooler weather and consolidating operations in our new Clearwater facility;
●	a $15,000 decrease in telephone cost due to our consolidated operations in our new Clearwater facility;
●	a $4,000 decrease in water & sewer costs due to our consolidated operations in our new Clearwater facility;
●	a $ 28,000 decrease in commissions related to the lower sales compared to the prior year;

Index

●	a $41,000 decrease in marketing consulting fees related to SEER and MEG product lines; and
●	a $9,000 decrease in travel related costs due to reduction of sales positions.

These decreases were partially offset by:

●	a $27,000 increase in property taxes related to our new facility in Clearwater, Florida;
●	a $10,000 increase in bank fees and credit card discount fees due to more customers using credit cards and bank charges related to additional bank accounts;
●	a $6,000 increase in royalty payments as a result of the Henvil (MEG) agreement;
●	a $4,000 increase in depreciation expense;
●	a $13,000 increase in regulatory expenses related to the verification process of our BOSS and Seal-N-Cut product lines;
●	a $28,000 increase in building repair and maintenance and computer related expenses attributable to settling into our new facility;
●	a $7,000 increase in shareholder and exchange related costs; and
●	a $5,000 increase in trade show related costs.

Other Income

(in thousands)	Three months ended March 31,		Percent of sales		Percent change
	2010	2009	2010	2009
Interest income (expense)	$(44)	$68	(0.8%)	0.9%	(165%)

Net interest expense increased by $111,000 or 165% in the three months ended March 31, 2010 as compared to the same period in 2009 primarily because interest of  approximately $89,000 was capitalized during the quarter ended March 31 due to renovations made to our new facility.

Income Taxes

(in thousands)	Three months ended March 31,		Percent of sales		Percent change
	2010	2009	2010	2009
Income (loss) before income taxes	$(376)	$610	(6.7%)	8.5%	(161.6%)
Benefit (Provision) for taxes	$150	$(207)	2.7%	(2.9%)	172.4%
Effective tax rate	40.0%	33.9%

For the three months ended March 31, 2010 and 2009, we recorded tax benefit for income taxes of $150,000 and a deferred tax provision of $207,000, respectively.  The effective tax rates for the three months ended March 31, 2010 and 2009 were 40.0% and 33.9%, respectively.

Product Development

We have developed most of our products and product improvements internally.  Funds for this development have come primarily from our internal cash flow and from the proceeds of the exercise of stock options.  We maintain close working relationships with physicians and medical personnel in hospitals and universities who assist in product research and development.  New and improved products play a critical role in our sales growth.  We continue to emphasize the development of proprietary products and product improvements to complement and expand our existing product lines.  We have a centralized research and development focus, with our Florida and Canadian manufacturing locations responsible for new product development and product improvements.  Our research, development and engineering units at the manufacturing locations maintain relationships with distribution locations and customers to provide an understanding of changes in the market and product needs.  During 2010, we continued to invest in ICON GS (J-Plasma technology), ICON VS, vessel sealing technology, Aaron 1450, and BOSS.  We intend to pay the ongoing costs for this development from operating cash flows.

Index

In the next year, we do not contemplate any material purchase or acquisition of assets that our ordinary cash flow and/or credit line would be unable to sustain.

Reliance on Collaborative, Manufacturing and Selling Arrangements

We depend on certain contractual OEM customers for product development.  In these situations, we plan to manufacture the products developed.  The customer has no legal obligation, however, to purchase the developed products.  If the collaborative customer fails to give us purchase orders for the product after development, our future business and value of related assets could be negatively affected.  Furthermore, we can give no assurance that a collaborative customer may give sufficient high priority to our products.  In addition, disagreements or disputes may arise between us and our contractual customers, which could adversely affect production of our products.  We also have informal collaborative arrangements with two foreign suppliers in which we request the development of certain items and components, and we purchase them pursuant to purchase orders.  Our purchase orders are never longer than one year and are supported by orders from our customers.

Liquidity and Capital Resources

Our working capital at March 31, 2010 remained the same as December 31, 2009 at approximately $10.6 million. Accounts receivable days sales outstanding were 36.8 days and 39.5 days at March 31, 2010 and 2009 respectively. The number of days worth of sales in inventory, which is the total inventory available for production divided by the 12 month average cost of materials, increased 83 days to 260 days equating to an inventory turn ratio of 1.4 at March 31, 2010 from 172 days and an inventory turn ratio of 1.7 at December 31, 2009. The higher number of days worth of sales in inventory which translated into a lower inventory turnover rate is mainly due to the decrease in sales related to our generator product lines which contain a greater number of parts compared to all our other products.

We generated cash from operations of approximately $546,000 for the three months ended March 31, 2010, compared to approximately $252,000 for the same period of 2009, an increase of approximately $294,000.

In the three month period ended March 31, 2010 we used approximately $67,000 for the purchase of property and equipment as compared to purchases amounting to approximately $753,000 for the same period in 2009. The decrease relates to the difference between the amounts expended to refurbish our new facility in the first quarter of 2009.

We generated cash from financing activities of approximately $11,000 during the first three months of 2010, a decrease of approximately $450,000 compared with the same period in 2009. The decrease in cash from financing resulted primarily from receiving and using in 2009 the portion of industrial revenue bonds proceeds that were held in escrow.

During fiscal 2008, we borrowed $4.0 million through the issuance of industrial revenue bonds for the purchase and renovation of our new facility through RBC Bank, of which we received $2.7 million in 2008 and the remaining escrow portion of approximately $1.3 million in 2009.  The bonds, which are being amortized over a 20 year term, balloon in 10 years and bear interest at a fixed interest rate of 4.6%.  Scheduled maturities of this indebtedness are $135,000, $140,000, $145,000, $155,000 and $165,000 for 2010, 2011, 2012, 2013 and 2014 respectively.

We had approximately $2.6 million in cash and cash equivalents at March 31, 2010. We believe our cash on hand, as well as anticipated cash flows from operations, will be sufficient to meet our operating cash commitments for the next year. Should additional funds be required, we have secured additional borrowing capacity with RBC Bank (USA). (see below)

On December 2, 2009 RBC Bank (USA) increased our secured revolving line of credit facility to $8 million from the previous $5 million and on the same date provided us with a separate additional credit facility for up to $1 million specific to financing new equipment purchases.

Advances under the $8 million line of credit are due on demand and bear interest at a rate of LIBOR plus 2% with a minimum floor rate of 4.0% and are secured by a perfected first security interest in our inventory, accounts receivable, and equipment.

The $1 million facility related to equipment purchases provides for a 2 year draw up period followed by a 5 year term period and bears interest also at LIBOR plus 2% with a minimum floor of 4% and will be secured by a perfected first security interest in the new equipment purchased. This equipment credit facility also allows us the option of financing purchased equipment at 75% of the cost through either a traditional loan or through RBC leasing at the time of purchase.

Index

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

At March 31, 2010 we were in full compliance with the loan covenants and ratios of both the credit facilities. According to our most recent borrowing base calculation we had approximately $3.6 million total availability under the $8 million credit line, of which we have a current balance of $1.0 million. We also have available all of the $1 million under the equipment line of credit.

On April 18, 2010, we entered into a Securities Purchase Agreement with certain investors who purchased common stock and warrants in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated. This offering, which closed on April 28, 2010, resulted in gross proceeds of approximately $3 million. (See subsequent event in ITEM 5. OTHER INFORMATION)

Our future contractual obligations for agreements with initial terms greater than one year and agreements to purchase materials in the normal course of business are summarized as follows (in thousands):

Description	Years Ending December 31,
	2010	2011	2012	2013	2014	2015
Operating leases	209	252	247	223	11	-
Employment agreements	608	865	871	881	73	-
Purchase Commitments	4,876	-	-	-	-	-

Off Balance Sheet Arrangements

We have no off balance sheet arrangements at this time.

Critical Accounting Estimates

In preparing the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), we have adopted various accounting policies. Our most significant accounting policies are disclosed in Note 2 to the consolidated financial statements included in our Report on Form 10-K filed in March 2010.

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

Index

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

Share-based Compensation

Under the Company’s stock option plan, options to purchase Common Shares of the Company may be granted to key employees, officers and directors of the Company by the Board of Directors. The Company accounts for stock options in accordance with FASB ASC Topic 718, Compensation-Stock Compensation with option expense amortized over the vesting period based on the binomial lattice option-pricing model fair value on the grant date, which includes a number of estimates that affect the amount of our expense.

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

It is our policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. To the extent that the probable tax outcome of these uncertain tax positions changes, such changes in estimate will impact the income tax provision in the period in which such determination is made. At March 31, 2010, we believe we have appropriately accounted for any unrecognized tax benefits. To the extent we prevail in matters for which a liability for an unrecognized tax benefit is established or we are required to pay amounts in excess of the liability, our effective tax rate in a given financial statement period may be affected.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Our short term investments consist of cash, cash equivalents and overnight investments. As such we do not believe we are exposed to significant interest rate risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid overnight money market investments. If a 10% change in interest rates were to have occurred on March 31, 2010, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

Index

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of March 31, 2010.  Based upon that evaluation, our CEO and CFO concluded that, as of March 31, 2010, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We presently are not involved in any material legal proceedings. In the normal course of business, the Company may be subject, from time to time, to legal proceedings, lawsuits and claims. However, no such matter existed as of March 31, 2010.

ITEM 1A.  RISK FACTORS

There have been no material changes to the Risk Factors previously disclosed in our Form 10K for the year ended December 31, 2009, in response to Item 1A to Part 1 of Form 10K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See Item 5 below.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (Removed and Reserved)

ITEM 5.  OTHER INFORMATION

Subsequent Event

On April 18, 2010, we entered into a Securities Purchase Agreement with certain investors (the “Buyers”) to raise in the aggregate approximately $3 million in a private placement of Common Stock and warrants pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder, which transaction closed April 28, 2010. At the closing, we issued to the Buyers an aggregate of 571,429 shares of Common Stock at a per share price of $5.25 and warrants to acquire additional shares of Common Stock of up to fifty (50%) percent of the Common Shares acquired by each respective Buyer at an exercise price of $6.00 per share.

We intend to use these funds to ensure and provide additional working capital and to invest a substantial portion of these funds to expand our sales and marketing efforts and infrastructure related to our strategic plan for our new product lines anticipated to go into production in 2010.

Index

The Warrants are immediately exercisable and will terminate on the fifth  anniversary of the issuance date.   Exercise Price of the Warrants will be subject to adjustment so that, among other things, if we issue any shares of Common Stock (including options and warrants, with standard exceptions), at a price that is lower than the Exercise Price then in effect, the Exercise Price then in effect will be reduced to such lower price.

In connection with the private placement, we paid certain cash fees and issued a warrant to the placement agent, Rodman & Renshaw, LLC, for the purchase of 42,857 shares of Common Stock at an exercise price of $6.00 per share.  In addition, we paid certain cash fees and issued a warrant to Gilford Securities Incorporated for the purchase of 10,000 shares of Common Stock at an exercise price of $6.00 per share.

At the closing, we entered into a Registration Rights Agreement with the Buyers, pursuant to which we are required to file a registration statement on Form S-3 to cover the resale of the Common Shares and shares of Common Stock issuable upon exercise of the Warrants.  The failure on our part to satisfy certain deadlines described in the Registration Rights Agreement may subject us to payment of certain monetary penalties. In addition, pursuant to the terms of the Purchase Agreement, we agreed, among other things, not to enter into any financing transactions for the issuance of securities of ours until the date immediately following the sixty (60) Trading Day (as defined in the Warrants) anniversary of the effectiveness of the registration statement we will file for the benefit of the Buyers.

In connection with this private placement we are required to allocate the proceeds to the common stock and the warrants.  A preliminary evaluation of the terms of the warrants issued indicates that they will not be afforded equity classification; rather they will be recorded as liabilities at their fair values and changes to such fair values will be reflected in our statement of operations.

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

Bovie Medical Corporation

Dated: May 10, 2010	By:	/s/ Andrew Makrides
Andrew Makrides Chief Executive Officer

Dated: May 10, 2010	By:	/s/ Gary D. Pickett
Gary D. Pickett Chief Financial Officer