Form 10-Q
period 2010-06-30
BOVIE MEDICAL CORP
filed 2010-08-09
CIK 719135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

The number of shares of the registrant's $.001 par value common stock outstanding on the NYSE Amex exchange as of July 30, 2010 was 17,698,422.

BOVIE MEDICAL CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2010

Index

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2010 AND DECEMBER 31, 2009

Assets

	(Unaudited)
	June 30, 2010	December 31, 2009

Current assets:

Cash and cash equivalents	$3,367,415	$2,154,825
Trade accounts receivable, net	2,278,235	2,565,734
Inventories	7,181,005	6,774,166
Prepaid expenses and other current assets	1,064,681	919,222
Deferred income tax asset, net	800,000	800,000

Total current assets	14,691,336	13,213,947

Property and equipment, net	8,628,406	8,813,882

Other assets:

Brand name and trademark	1,509,662	1,509,662
Purchased technology, net	3,111,779	3,270,067
License rights, net	120,987	152,549
Restricted cash held in escrow	-	35,635
Deferred income tax asset, net	646,849	158,641
Deposits	510,553	430,076

Total other assets	5,899,830	5,556,630

Total assets	$29,219,572	$27,584,459

The accompanying notes are an integral part of the consolidated financial statements.

Index

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2010 AND DECEMBER 31, 2009
(continued)

Liabilities and Stockholders’ Equity

	(Unaudited)
	June 30, 2010	December 31, 2009
Current liabilities:

Accounts payable	$733,304	$589,407
Deferred revenue	1,990	3,994
Accrued payroll	167,430	77,779
Accrued vacation	261,089	170,514
Customer deposits	12,430	5,930
Current portion of amounts due to Lican	50,000	50,000
Current portion of mortgage note payable to bank	135,000	135,000
Line of credit	-	1,000,000
Accrued and other liabilities	621,843	440,253

Total current liabilities	1,983,086	2,472,877

Mortgage note payable to bank, net of current portion	3,672,500	3,740,000
Warrant liability – fair value	243,771	-
Due to Lican, net of current portion – fair value	156,450	218,150

Total liabilities	6,055,807	6,431,027

Commitments and Contingencies (see Note 12)

Stockholders' equity:

Preferred stock, par value $.001; 10,000,000 shares authorized; none issued or outstanding		--
Common stock, par value $.001 par value; 40,000,000 shares authorized; 17,551,321 and 17,094,773 issued and 17,551,359 and 16,951,695 outstanding on June 30, 2010 and December 31, 2009, respectively	17,551	16,952
Additional paid-in capital	25,147,303	23,056,526
Accumulated other comprehensive loss	-	(88,967)
Accumulated deficit	(2,001,089)	(1,831,079)

Total stockholders' equity	23,163,765	21,153,432

Total Liabilities and Stockholders' Equity	$29,219,572	$27,584,459

The accompanying notes are an integral part of the consolidated financial statements.

Index

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Sales	$5,896,909	$6,831,578	$11,496,016	$14,048,901
Cost of sales	3,580,522	3,850,436	6,894,845	7,747,945

Gross profit	2,316,387	2,981,142	4,601,171	6,300,956

Other costs and expenses:
Research and development	524,946	520,754	1,024,394	1,001,514
Professional services	342,640	275,335	678,265	720,489
Salaries and related costs	857,240	770,643	1,604,313	1,544,693
Selling, general and administrative	1,382,867	1,138,596	2,417,684	2,219,842

Total other costs and expenses	3,107,693	2,705,328	5,724,656	5,486,538

Income (loss) from operations	(791,306)	275,814	(1,123,485)	814,418

Change in fair value of liabilities, net	617,165	--	617,165	--
Interest (expense) income, net	(67,412)	(11,220)	(111,006)	56,389

Income (loss) before income taxes	(241,553)	264,594	(617,326)	870,807

Benefit (provision) for income taxes	297,316	(57,922)	447,316	(264,922)

Net income (loss)	$55,763	$206,672	$(170,010)	$605,885

Earnings (loss) per share
Basic	$-	$0.01	$(0.01)	$0.04
Diluted	$-	$0.01	$(0.01)	$0.03

Weighted average number of shares outstanding	17,377,482	16,879,182	17,171,192	16,866,160

Weighted average number of shares outstanding adjusted for dilutive securities	17,874,472	17,818,101	17,171,192	17,762,124

The accompanying notes are an integral part of the consolidated financial statements.

Index

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME(LOSS)
FOR THE YEAR ENDED DECEMBER 31, 2009 AND THE PERIOD ENDED JUNE 30, 2010
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total
	Shares	Par Value

January 1, 2009	16,795,269	$16,796	$22,841,545	$(88,464)	$(2,426,601)	$20,343,276

Options exercised	183,250	183	286,233	–	–	286,416

Stock based compensation	–	–	136,383	–	–	136,383

Stock swap to acquire options	(26,824)	(27)	(207,635)	–	–	(207,662)

Net income	–	–	–	–	595,522	595,522
Foreign currency re-measurement	–	–	–	(503)	–	(503)
Comprehensive income	–	–	–	–	–	595,019

December 31, 2009	16,951,695	16,952	23,056,526	(88,967)	(1,831,079)	21,153,432

Options exercised	32,000	32	33,718	–	–	33,750

Stock based compensation	–	–	74,626	–	–	74,626

Stock swap to acquire options	(3,765)	(4)	(24,746)	–	–	(24,750)

Shares issued in private placement (net of costs)	571,429	571	1,967,179	–	–	1,967,750

Tax benefit from share based payments	–	–	40,000	–	–	40,000

Net loss	–	–	–	–	(170,010)	(170,010)
Foreign currency re-measurement	–	–	–	88,967	–	88,967
Comprehensive loss	–	–	–	–	–	(81,043)

June 30, 2010	17,551,359	$17,551	$25,147,303	$-	$(2,001,089)	$23,163,765

The accompanying notes are an integral part of the consolidated financial statements.

Index

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

	2010	2009
Cash flows from operating activities
Net income (loss)	$(170,010)	$605,885
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	402,083	350,607
Amortization of intangible assets	136,404	136,404
Provision for (recovery of) inventory obsolescence	(16,892)	1,181
Loss on disposal of property and equipment , net	57,003	437
Loss on impairment of intangible asset	66,746	-
Stock based compensation	74,626	74,343
Change in fair value of liabilities	(617,165)	-
Benefit (provision) for deferred taxes	(488,208)	113,022
Changes in current assets and liabilities:
Trade receivables	287,367	610,758
Prepaid expenses	(145,459)	(335,355)
Inventories	(389,808)	(1,254,479)
Deposits and other assets	(80,478)	(57,147)
Accounts payable	143,897	(252,384)
Accrued and other liabilities	188,475	383,139
Accrued payroll	89,651	85,333
Accrued vacation	90,574	17,387
Income taxes payable	-	(77,943)
Deferred revenues	(2,004)	(10,272)
Net cash (used in) provided by operating activities	(373,198)	390,916

Cash flows from investing activities
Purchases of property and equipment	(286,920)	(2,052,849)
Net cash used in investing activities	(286,920)	(2,052,849)

Cash flows from financing activities
Proceeds from escrow account	35,637	1,249,481
Proceeds from private placement (net of costs of $233,014)	2,766,986	-
Net change in line of credit	(1,000,382)	1,000,000
Payments on mortgage note payable	(67,500)	(62,500)
Tax benefit from share based payments	40,000	-
Proceeds from stock option exercises	9,000	8,125
Net cash provided by financing activities	1,783,741	2,195,106

Effect of exchange rate changes on cash and cash equivalents	88,967	17,482

Net change in cash equivalents	1,212,590	550,655

Cash and cash equivalents, beginning of period	2,154,825	2,564,443

Cash and cash equivalents, end of period	$3,367,415	$3,115,098

Cash paid during the six months ended June 30, 2010 and 2009:
Interest paid, net of amounts capitalized	$111,006	$16,123
Income taxes	$892	$232,148
Noncash financing activities during the six months ended June 30, 2010 and 2009:
Fair value of warrants issued in private placement	$779,000	$-

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

Certain amounts in the June 30, 2009 financial statement have been reclassified to conform to the presentation in the June 30, 2010 financial statements.

NOTE 2.  INVENTORIES

Inventories are stated at the lower of cost or market.  Cost is determined principally on the average cost method.  Inventories at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010	December 31, 2009

Raw materials	$4,227,712	$4,254,044
Work in process	2,302,515	1,944,266
Finished goods	1,156,616	1,116,893
Gross inventories	7,686,843	7,315,203
Less: reserve for obsolescence	(505,838)	(541,037)

Net inventories	$7,181,005	$6,774,166

NOTE 3.  INTANGIBLE ASSETS

At June 30, 2010 and December 31, 2009, intangible assets consisted of the following:

	June 30, 2010	December 31, 2009

Trade name (life indefinite)	$1,509,662	$1,509,662

Purchased technology (9-17 yr life) (Note 4)	$3,887,171	$3,940,618
Less: Accumulated amortization	(775,392)	(670,551)

Net carrying amount	$3,111,779	$3,270,067

License rights (5 yr life)	$315,619	$315,619
Less accumulated amortization	(194,632)	(163,070)
Net carrying amount	$120,987	$152,549

Index

NOTE 4.  CONSOLIDATION OF CANADIAN FACILITY

During the three months ended June 30, 2010, we consolidated our Windsor, Canada facility operations to our Clearwater, Florida facility. This included moving the majority of the machinery and equipment, inventory, and other assets as well as selling some of the duplicative or unnecessary assets. The majority of the workforce however did not move with the consolidation and therefore we had to impair our intangible asset which related to our original purchase of an ISO trained and established workforce located at the Canadian facility. This intangible asset had a net book value at the time of consolidation of approximately $67,000. Other costs specifically related to the move and consolidation of the Canadian operations amounted to approximately $175,000, which included the write-off of approximately $60,000 of leasehold improvements. We have included these expenses in our selling, general and administrative costs.

NOTE 5.  NEW ACCOUNTING PRONOUNCEMENTS

In April 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-13, "Compensation-Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force" (ASU 2010-13). ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update do not expand the recurring disclosures required by Topic 718. Disclosures currently required under Topic 718 are applicable to a share-based payment award, including the nature and the term of share-based payment arrangements. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company is currently assessing the future impact of this new accounting update to its financial statements.

In April 2010, the FASB issued ASU 2010-17 revised accounting guidance for milestone revenue recognition. The new guidance recognizes the milestone method as an acceptable revenue recognition method for substantive milestones in research or development transactions. It is effective on a prospective basis to milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  We do not anticipate any material impact on our consolidated financial statements from the adoption of this standard.

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

Index

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

NOTE 6.  FAIR VALUE MEASUREMENTS

Our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2010 are measured in accordance with FASB ASC Topic 820-10-05, Fair Value Measurements.  FASB ASC Topic 820-10-05 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements.

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

The following table summarizes our financial instruments measured at fair value as of June 30, 2010 (in thousands):

	June 30, 2010 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents – United States	$3,349	$3,349	$–	$–
Cash and equivalents - Foreign currency	18	18	–	–

Total assets	$3,367	$3,367	$–	$–

Liabilities:
Warrant liability (1)	$244	$–	–	$244
Due to Lican (2)	156	–	$–	156

Total liabilities	$400	$–	$–	$400

Index

The following table summarizes our financial instruments measured at fair value as of December 31, 2009 (in thousands):

	December 31, 2009 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents – United States	$2,073	$2,073	$–	$–
Cash and equivalents – Foreign currency	82	82	–	–

Total	$2,155	$2,155	$–	$–

Liabilities:
Due to Lican (2)	$218	$–	$–	$218

(1)	Refer to Warrants and Stockholders’ Equity (Note 7) for valuation assumptions.

(2)
This amount is based upon the probable realization of 75,000 out of a possible 150,000 contingent shares related to the Lican Developments, Ltd. Asset Purchase Agreement, which was valued at the adjusted current fair value market share price.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) as of June 30, 2010:

Description	Six Months Ended June 30, 2010	Year Ended December 31, 2009
	(in thousands)
Beginning balance	$218	$218
Purchases, issuances, and settlements (Note 7)	799	--
Total gain included in earnings (3)	(617)	--

Balance Ending	$400	$218

(3)

Gains for the period ended June 30, 2010 related to the revaluation of equity based liabilities. The gains related to the warrant  liability portion were calculated from the date of the warrant issuance (April 18, 2010) through June 30, 2010. These gains and losses are reflected in our consolidated statements of operations as a component of other income (expense).

NOTE 7.  WARRANTS AND STOCKHOLDERS’ EQUITY

On April 18, 2010, we entered into a securities purchase agreement with purchasers named therein to raise in the aggregate of approximately $3 million in a private placement of common stock and warrants pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder. Upon closing of the transaction, we entered into a registration rights agreement with the buyers and issued to the buyers an aggregate of 571,429 shares of common stock at a per share price of $5.25, and warrants to acquire additional shares of common stock of up to fifty (50%) percent of the common shares acquired by each respective buyer at an exercise price of $6.00 per share.

The warrants are immediately exercisable and will terminate on the fifth anniversary of the issuance date. The exercise price of the warrants is subject to adjustment so that, among other things, if we issue any shares of common stock (including options and warrants, with standard exceptions), at a price that is lower than the exercise price then in effect, the exercise price then in effect will be reduced to such lower price.

Index

In connection with the private placement, we paid certain cash fees and issued a warrant to the placement agent, Rodman & Renshaw, LLC, for the purchase of 42,857 shares of Common Stock at an exercise price of $6.00 per share for its activity engaged on behalf of the Company. In addition, the Company paid certain cash fees and issued a warrant to Gilford Securities Incorporated for the purchase of 10,000 shares of Common Stock at an exercise price of $6.00 per share for its activity engaged on behalf of the Company.

The warrants issued contained provisions for a net cash settlement in the event that there is a fundamental transaction (contractually defined as a merger, sale of substantially all assets, tender offer or share exchange). Due to this contingent redemption provision, the warrants require liability classification according to FASB ASC 480-10, “Distinguishing Liabilities from Equity" and must be recorded at fair value each reporting period. These warrants required classification as liabilities at inception and ongoing measurement at fair value each reporting period thereafter.

The warrants are valued using a binomial lattice valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in this model at inception and as of June 30, 2010 included an expected life of 5 years, an expected dividend yield of zero, estimated volatility of 43%, and risk-free rates of return of 0.2%. For the risk-free rates of return, we use the published yields on zero-coupon Treasury Securities with maturities consistent with the remaining term of the warrants and volatility is based on a weighted average of the historical volatility of our stock price and peer company stock price volatility. We also take into consideration a probability assumption for anti-dilution.

During the six months ended June 30, 2010, we issued 28,235 common shares in exchange for 32,000 employee and non-employee stock options and 3,765 common shares (via a stock swap). Net proceeds from the issuance of common shares along with the shares received in the stock swap exercises were $9,000 for the six-month period ended June 30, 2010.

NOTE 8.  EARNINGS PER SHARE

We compute basic earnings (loss) per share (“basic EPS”) by dividing net income (loss) by the weighted average number of common shares outstanding for the reporting period.  Diluted earnings (loss) per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding (primarily stock options).  The following table provides the computation of basic and diluted earnings (loss) per share for the three month and six month periods ending June 30, 2010 and 2009.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income (loss)	$55,763	$206,672	$(170,010)	$605,885

Basic weighted average shares outstanding	17,377,482	16,879,182	17,171,192	16,866,160
Effect of potential dilutive securities	496,990	938,919	n/a (4)	895,964
Diluted weighted average shares outstanding	17,874,472	17,818,101	17,171,192	17,762,124

Basic EPS	$0.00	$0.01	$(0.01)	$0.04

Diluted EPS	$0.00	$0.01	$(0.01)	$0.03

(4) For the six month period ended June 30, 2010 dilutive shares in the amount of 571,493 were excluded due to their anti-dilutive effect.

Index

The shares used in the calculation of diluted EPS would generally exclude options and warrants to purchase shares where the exercise or strike price was greater than the average market price of common shares during the period.  However, there were no such optioins or warrants as of June 30, 2010.

NOTE 9.  STOCK-BASED COMPENSATION

Under our stock option plan, our board of directors may grant options to purchase common shares to our key employees, officers, directors and consultants.  We account for stock options in accordance with FASB ASC Topic 718-10-10, Share-Based Payment, with option expense amortized over the vesting period based on the binomial lattice option-pricing model fair value on the grant date, which includes a number of estimates that affect the amount of our expense. During the six months ended June 30, 2010, the Company expensed $74,626 in stock-based compensation.

Activity in our stock options during the period ended June 30, 2010 was as follows:

	Number Of Options	Weighted Average Exercise Price

Outstanding at December 31, 2009	1,741,525	$3.61

Granted	130,000	$7.12
Exercised	(32,000)	$1.05
Canceled	(11,425)	$7.33

Outstanding at June 30, 2010	1,828,100	$3.88

The grant date fair value of options granted in 2010 were estimated on the grant date using a binomial lattice option-pricing model and the following assumptions: expected volatility of 43%, expected term of 7 years, risk-free interest rate of 0.2%, and expected dividend yield of 0%.

Expected volatility is based on a weighted average of the historical volatility of our stock price and peer company stock price volatility. The average expected life was calculated using the simplified method under SAB 107. The risk-free rate is based on the rate of U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the options. The Company uses historical data to estimate pre-vesting forfeiture rates.

Subsequent to June 30, 2010, we granted a total of 65,000 ten-year options at an exercise price of $2.46, which options vest in equal annual installments over a period of seven years.

NOTE 10.  INCOME TAXES

For the six months ended June 30, 2010 and 2009, we recorded a benefit for income taxes of approximately $447,000 and a provision for income taxes of approximately $265,000, respectively.  The effective tax rates for the six months ended June 30, 2010 and 2009 were zero and 30.4%, respectively.  The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 34% is due primarily to the existence of net operating loss carryforwards coupled with research and development tax credits, permanent differences for fair value changes in liabilities, and various return to provision adjustments.

At June 30, 2010, temporary differences giving rise to deferred income taxes arose primarily from allowances recorded in our financial statements for inventories that are not currently deductible and differences in the lives and methods used to depreciate and/or amortize our property and equipment and intangible assets. Our permanent difference arose primarily from the change in fair value of our equity based liabilities.

Index

We are subject to U.S. federal income tax as well as income tax of certain state jurisdictions. During June 2010 we were notified by the United States Internal Revenue Service (“the IRS”) that our 2008 tax return was selected for examination. The impact, if any, on the Company’s tax attributes (net operating losses and credit carryforwards) cannot be determined until the examination is completed. However, the Company believes that no material tax adjustment nor additional cash tax payment will be made as a result of the IRS examination.  Since the IRS has not completed their examinations, there can be no assurance that there will be no additional material adjustments upon the completion of their reviews.

NOTE 11.  GEOGRAPHIC AND SEGMENT INFORMATION

During the six-month period ended June 30, 2010 we had two reportable business segments: Bovie Medical Corporation (located in the United States) and Bovie Canada (located in Windsor, Canada). During the second quarter 2010 we ceased operations at our facility in Canada and consolidated the equipment and operations to our facility located in Clearwater, Florida (See Note 4).  Because Bovie Canada’s operations resulted in a loss greater than 10% of our consolidated net income (on an absolute value basis), we are required to report certain information broken out by segment for the periods in the table listed below.

For the three months ended June 30, 2010 and 2009, that information was as follows (in thousands):

	Three Months Ended June 30,
	2010		2009

(in thousands)	USA	Canada	USA	Canada

Sales, net	$5,888	$9	$6,671	$161

Gross profit	$2,368	$(52)	$2,908	$73

Operating expenses	$(2,960)	$(148)	$(2,481)	$(224)

Net income (loss)	$256	$(200)	$358	$(151)

For the six months ended June 30, 2010 and 2009, that information was as follows (in thousands):

	Six Months Ended June 30,
	2010		2009

(in thousands)	USA	Canada	USA	Canada

Sales, net	$11,454	$42	$13,708	$341

Gross profit	$4,701	$(100)	$6,176	$125

Operating expenses	$(5,484)	$(241)	$(5,022)	$(465)

Net income (loss)	$171	$(341)	$945	$(339)

NOTE 12.  COMMITMENTS AND CONTINGENCIES

We are obligated under various operating leases, including a lease for a manufacturing and warehouse facility in St. Petersburg, Florida that requires monthly payments of approximately $12,400 through October 31, 2013.  In May 2009, we relocated substantially all operations to our new facility, which we had been renovating since we purchased it in September 2008.  We are currently utilizing the St. Petersburg facility for new product lines launching throughout 2010 and 2011.  If we abandon this facility in the future and are unable to find a tenant to sublease our space, we will be required to record a charge to operations for the fair value of the net remaining lease rentals (i.e., the future minimum lease payments minus estimated sublease rentals we reasonably can expect to receive) and the carrying value of any leasehold improvements we abandon. Rent expense approximated $66,000 and $65,000 for the six month periods ending June 30, 2010 and 2009 respectively.

Index

On June 10, 2010, we received notice that an action had been commenced against us in the United States Court for the District of Delaware (Civil Action No. 1:10-cv-00494-UNA) by Salient Surgical Technologies, Inc. and Medtronic, Inc. (the “Plaintiffs”). In the complaint, the Plaintiffs allege that the sale and use of our SEER (Saline Enhanced Electrosurgical Resection) fluid assisted electrosurgical devices infringes on an issued United States patent presently owned by Medtronic and licensed to Salient. The Plaintiffs are demanding a permanent injunction restraining us and our affiliates and any person acting in privity or in concert or participation with us  from the continued infringement of the patent as well as unspecified monetary damages. We are presently evaluating the allegations asserted in the complaint and anticipate that we will vigorously defend our interests. It is too early in the proceeding to determine the extent, if any, of our possible exposure in the lawsuit.  As such, no effect has been given herein to any loss that may result from the resolution of this matter in the accompanying consolidated financial statements.

On April 18, 2010, we entered into a securities purchase agreement with purchasers named therein to raise in the aggregate of approximately $3 million in a private placement of common stock and warrants. We entered into a registration rights agreement with the buyers and issued to the buyers an aggregate of 571,429 shares of common stock at a per share price of $5.25, and warrants to acquire additional shares of common stock of up to fifty (50%) percent of the common shares acquired by each respective Buyer at an exercise price of $6.00 per share. (See Note 7)

NOTE 13.  RELATED PARTY TRANSACTION

During the six months ended June 30, 2010, we paid consulting fees of approximately $41,000, $126,000, and $25,000 to three different entities owned by three different directors of ours. In addition, we paid $15,000 to a fourth director for consulting fees for consulting services rendered.

NOTE 14.  OTHER SUBSEQUENT EVENTS

On July 9, 2010, we filed a complaint in the United States District for the Middle District of Florida (Tampa division) naming Steven Livneh, who at the time was a director of the Company, and two related entities as defendants. In our complaint, we are seeking, among other things, a declaratory judgment from the Court concerning our  rights under certain agreements entered into with the defendants in 2006 in connection with our acquisition of certain assets and technology, including intellectual property relating to our Seal-N-Cut product. We are also seeking damages for breach of contract, breach of fiduciary duty by Mr. Livneh relating to his service as an officer and director of the Company, tortious interference with contractual relations, defamation, slander of title and injunctive relief.

On July 16, 2010, the Board of Directors of the Company voted to remove Steven Livneh from his position as a director, for cause. The vote was 8-0 in favor of Mr. Livneh's removal (including all five independent directors) and was taken at a duly called special meeting of the Board. Mr. Livneh declined to attend the special meeting. Mr. Livneh did not serve on any committees of the Board. The reason for the Board's removal of Mr. Livneh concerns certain actions taken and threatened by Mr. Livneh which the Board concluded were extremely disruptive and harmful to our interests, and which violated Mr. Livneh's fiduciary duties which he owed to us and our stockholders, including his duty of loyalty.

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

Index

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

Most of our products are marketed through medical distributors, which distribute to more than 6,000 hospitals, and to doctors and other health-care facilities. New distributors are contacted through responses to our advertising in international and domestic medical journals and domestic or international trade shows.   International sales represented 22.0% of total revenues in for the first six months of 2010 as compared with 17.3% in for the first six months of 2009.  Our products are sold in more than 150 countries through local dealers which are coordinated by sales and marketing personnel at the Clearwater, Florida facility. Our business is generally not seasonal in nature.

Our ten largest customers accounted for approximately 67% and 73% of net revenues for the first six months of 2010 and 2009 respectively.  At June 30, 2010 and 2009, our ten largest trade receivables accounted for approximately 70% and 71% of our net receivables, respectively.  In the first six months of 2010 and 2009 one customer accounted for 14% and 27% of total sales, respectively.

Our business is generally not seasonal in nature.

Results of Operations –Three and Six Months Ended June 30, 2010 Compared to Three and Six Months Ended June 30, 2009

Sales

Sales by Product Line (in thousands)	Three months ended June 30,		Percent change	Six months ended June 30,		Percent change
	2010	2009		2010	2009

Electrosurgical	$3,840	$4,704	(18.4%)	$7,460	$9,908	(24.7%)
Cauteries	1,592	1,608	(1.0%)	3,112	3,048	2.1%
Other	465	520	(10.6%)	924	1,092	(15.4%)

Total	$5,897	$6,832	(13.7%)	$11,496	$14,048	(18.2%)

Sales by Domestic and International (in thousands)	Three months ended June 30,		Percent change	Six months ended June 30,		Percent change
	2010	2009		2010	2009
Domestic	$4,678	$5,748	(18.6%)	$8,971	$11,615	(22.8%)
International	1,219	1,084	12.5%	2,525	2,433	3.8%

Total	$5,897	$6,832	(13.7%)	$11,496	$14,048	(18.2%)

Sales for the three months ended June 30 2010 decreased approximately $935,000 or 13.7% compared to the same period in 2009.  This decrease was due to the following reasons:

•	sales of overall electrosurgical disposables were down approximately $1.3 million or 64.6% mainly due to a reduction in the sale of ablators offset by an increase in the sale of electrodes; and
•	sales of other products were down approximately $56,000 or 10.7% mainly due to a reduction in the sale of penlights.

These decreases in sales in the second quarter of 2010 from 2009 were partially offset by:

Index

•	sales of generators increased approximately $242,000 or 8.4% due to increase demand from our OEM vendors, hospitals and our distribution sales to doctor’s offices; and
•	international sales of approximately $135,000 or 12.5% due to generally increased demand in the global market.

Sales for the six months ended June 30, 2010 decreased approximately $2.552 million or 18.2% compared to the same period in 2009. This decrease was due to the following reasons:

•
sales of generators were down approximately $157,000 or 2.6% due to lower capital expenditures by hospitals and doctors offices in the first quarter offset by an increase in sales from our OEM vendors, hospitals and our distribution sales to doctor’s offices;

•	sales of electrosurgical disposable decreased approximately $2.383 million mainly due to decreased sales of ablators offset by an increase in sales of electrodes; and
•	sales of other products were down approximately $168,000 or 15.4% mainly due to a reduction in the sale of penlights.

These decreases in sales in for the period ending June 30, 2010 from the same period in 2009 were partially offset by:

•	an increase in international sales of approximately $92,000 or 3.8% due to increased demand from the global markets; and
•	an increase in cautery sales of approximately $64,000 or 1.0%.

Gross Profit

(in thousands)	Three months ended June 30,		Percent of sales		Percent change	Six months ended June 30,		Percent of sales		Percent change
	2010	2009	2010	2009		2010	2009	2010	2009
Cost of sales	$3,581	$3,850	60.7%	56.4%	(7.0%)	$6,895	$7,748	60.0%	55.1%	(11.0%)

Gross profit	$2,316	$2,981	39.3%	43.6%	(22.3%)	$4,601	$6,301	40.0%	44.9%	(27.0%)

Gross profit decreased approximately $665,000 or 22.3% as a percentage of sales for the three months ended June 30, 2010 in the second quarter of 2010 compared to the same period in 2009.  This decrease was primarily due to the following reasons:

•
gross profit decreased by approximately $408,000 due to the reduction of sales for the quarter. A large portion of this reduction was related to the decrease in sales of our electrosurgical disposable products, a higher profit margin product line, and therefore resulted in the decrease of gross margin as a percentage of sales;

•	a decrease of approximately $125,000 related to a reduction in labor and material costs attributed to the consolidation of our Canadian operations to Florida in the second quarter;
•	a $36,000 increase in depreciation expense;
•	a $77,000 decrease in capitalized manufacturing overhead as it relates to inventory; and
•	a $55,000 increase in material costs.

The decrease in gross profit in the three months ended June 30, 2010 from the same period 2009 was partially offset by a decrease in shipping costs.

Index

Gross profit for the six months ended June 30, 2010 decreased approximately $1.7 million or 27.0%, as compared to the same period in 2009. This decrease was primarily due to the following reasons:

•
gross profit decreased approximately $1.2 million due to reduced sales. A large portion of these reduced sales were related to our electrosurgical disposable products, a higher profit margin product line, and therefore resulted in the decrease of gross margin as a percentage of sales;

•	a $212,000 decrease in the capitalized manufacturing overhead;
•	a $72,000 increase in depreciation expense;
•	a $148,000 increase in material costs; and
•	a $225,000 decrease in gross profit primarily related to a reduction in labor and material costs attributed to the consolidation of our Canadian operations to Florida.

The decrease in gross profit for the six month period ending June 30, 2010 as compared to the same period in 2009 were partially offset by a $105,000 decrease in shipping costs.

Research and Development Expense

(in thousands)	Three months ended June 30,		Percent of sales		Percent change	Six months ended June 30,		Percent of sales		Percent change
	2010	2009	2010	2009		2010	2009	2010	2009
R & D Expense	$525	$521	8.9%	7.6%	0.8%	$1,024	$1,001	8.9%	7.1%	2.3%

Research and development expense increased approximately $4,000 or 0.8% in the three months ended June 30, 2010 as compared to the same period in 2009.  This increase was primarily due to the following reasons:

•	a $18,000 increase in engineering cost for additional staffing to support the vessel sealing product line;
•	a $81,000 increase in consulting costs to support the vessel sealing product line; and
•	a $35,000 increase in other research and development costs to support new products.

The increase in research and development expense for the three months ended June 30, 2010 as compared to the same period in 2009 were partially offset by a $130,000 decrease in labor and other development costs related to  the consolidation of our Canadian operations to our Clearwater, Florida facility.

The 2.3% increase in research and development expense of approximately $23,000 for the six months ended June 30, 2010, as compared to the same period in 2009 was a result of the following:

•	a $55,000 increase in engineering cost for additional staffing to support the vessel sealing product line;
•	a $166,000 increase in consulting costs to support the vessel sealing product line; and
•	a $55,000 increase in other research and development costs to support new products.

The increase in research and development expense for the six months ended June 30, 2010 as compared to the same period in 2009 was partially offset by a $253,000 decrease in labor and other development costs related to the consolidation of our Canadian operations to our Clearwater, Florida facility.

Professional Services

( in thousands)	Three months ended June 30,		Percent of sales		Percent change	Six months ended June 30,		Percent of sales		Percent change
	2010	2009	2010	2009		2010	2009	2010	2009
Professional services	$343	$275	5.8%	4.0%	24.4%	$678	$720	5.9%	5.1%	(5.9%)

The 24.4% increase in professional services expense of approximately $67,000 in the three months ended June 30, 2010 as compared to the same period in 2009 was due to the following reasons:

Index

•	a $42,000 increase in consulting cost mainly due to the engagement of Growthink to support the marketing of new products;
•	a $23,000 increase in accounting fees mainly due to the timing of the audit and tax work in 2010 versus 2009; and
•	a $2,000 increase in consulting fees for Bovie Canada resulting from the consolidation of operations to Florida.

The 5.9% decrease in professional services expense of approximately $42,000 for the six months ended June 30, 2010 as compared to the same period in 2009 was a result of the following:

•	a $11,000 decrease in professional fees for Bovie Canada due to the consolidation of operations to Florida;
•	a $15,000 decrease in accounting costs mainly due to the valuation work done in the first quarter of 2009; and
•
a $38,000 decrease in legal fees mainly due to hiring a new internal general counsel partially offset by an increase in legal fees for filings and other legal matters that developed in the second quarter of 2010.

These decreases in professional services expense for period ending June 30, 2010 as compared to the same period in 2009 were mainly offset by a $22,000 increase in consulting for Growthink.

Salaries

( in thousands)	Three months ended June 30,		Percent of sales		Percent change	Six months ended June 30,		Percent of sales		Percent change
	2010	2009	2010	2009		2010	2009	2010	2009
Salaries & related cost	$857	$771	14.5%	11.3%	11.2%	$1,604	$1,545	14.0%	11.0%	3.9%

The 11.2% increase in salaries and related cost of approximately $87,000 in the three months ended June 30, 2010 as compared to the same period in 2009 was due primarily to the following reasons:

•	a $125,000 increase in salaries due to the hiring of new internal general counsel, which includes a onetime $80,000 salary payment to cover moving costs;
•	a $16,000 increase in indirect administrative costs due to timing of vacation;
•	a $5,000 increase in health insurance cost; and
•	a $4,000 increase in employee benefits.

The increase in salaries and related cost for the three months ended June 30, 2010 as compared to the same period in 2009 was partially offset by:

•	a $57,000 decrease in marketing salaries from the elimination of two high level marketing positions; and
•	a $6,000 decrease due to a reduction of an administrative position from the consolidation of our Canadian operations to Florida.

The 3.9% increase in salaries and related cost of approximately $60,000 for the six months ending June 30, 2010 as compared to the same period in 2009 was primarily the a result of the following:

•	$140,000 increase in salaries due to new legal counsel, which includes a onetime $80,000 salary payment to cover moving costs;
•	a $19,000 increase in health insurance cost;
•	a $13,000 increase in compensation expense due to the issuance of new options; and
•	a $4,000 increase in employee benefits.

Index

The increase in salaries and related cost for the six months ending June 30, 2010 as compared to the same period in 2009 was partially offset by a $116,000 decrease in marketing salaries resulting from the elimination of two high level marketing positions.

Selling, General & Administrative Expenses

(in thousands)	Three months ended June 30,		Percent of sales		Percent change	Six months ended September 30,		Percent of sales		Percent change
	2010	2009	2010	2009		2010	2009	2010	2009
SG & A costs	$1,383	$1,139	23.5%	16.7%	21.5%	$2,418	$2,220	21.0%	15.8%	8.9%

The 21.5% increase in selling, general and administrative costs of approximately $244,000 for the three months ended June 30, 2010 as compared to the same period in 2009 was due to the following reasons:

•	a $21,000 increase in advertising costs to support our distribution and new product sales;
•	a $36,000 increase in regulatory costs to support our new products;
•	a $33,000 increase in promotional training for our distribution and new government contract sales;
•	a $19,000 increase in consulting costs for the development of the surgical suite marketing plan;
•	a $9,000 increase in royalty payments for the Meg product line;
•	a $13,000 increase in trade show costs resulting from timing of trade shows versus the prior period;
•	a $80,000 increase in Bovie Canada cost due to one time write-offs attributable to the consolidation of operations to Florida;
•	a $39,000 increase in travel costs as a result travel to support the development and sale of new products;
•	a $26,000 increase in commission expense due to increased distribution sales;
•	a $23,000 increase in foreign currency loss due to fluctuation in rates attributable to vendor payments and the consolidation of our Canadian operations to Florida; and
•	a $4,000 increase in credit card and bank fees as more customers are paying by credit card.

The increase in selling, general and administrative costs for the three months ended June 30, 2010 as compared to the same period in 2009 were partially offset by:

•	a $22,000 decrease in phone costs as a result of the move to the new building in the second quarter of 2009;
•	a $20,000 decrease in depreciation expense attributable to the consolidation of our Canadian operations to Florida; and
•	a $17,000 reduction in moving costs due to the move to our new facility in Clearwater, Florida in 2009 costing more than the move to consolidate our Canadian operations to Florida.

The 8.9% increase in selling, general and administrative costs of approximately $198,000 for the six months ending June 30, 2010 as compared to the same period in 2009 was a result of the following:

•	$76,000 increase in Bovie Canada cost due to one time write-offs attributable to the consolidation of operations to Florida;
•	a $25,000 increase in consulting costs for the development of the surgical suite marketing plan;
•	a $20,000 increase in advertising costs and marketing supplies to support our distribution and new product sales;
•	a $47,000 increase in regulatory costs to support our new products;
•	a $30,000 increase in travel costs as a result travel to support the development and sale of new products;
•	a $18,000 increase in show costs resulting from timing of shows versus the prior period;
•	a $14,000 loss on disposition of fixed assets related to our move to the new facility;
•	a $36,000 increase in foreign currency loss due to fluctuation in rates attributable to vendor payments and the consolidation of our Canadian operations to Florida;

Index

•	a $22,000 increase in credit card and bank fees as more customers are paying by credit card;
•	a $16,000 increase in taxes and license costs related to our moving to the new facility;
•	a $16,000 increase in promotional training for our distribution and new government contract sales;
•	a $15,000 increase in royalty payments for the Meg product line;
•	a $21,000 increase in repair and maintenance due to supporting a larger facility; and
•	a 16,000 increase in computer and infrastructure costs to support our new products.

These increases in selling, general and administrative cost for the six months ending June 30, 2010 as compared to the same period in 2009 were offset by:

•	a $31,000 decrease in general insurance expense due to an increase in insurance costs offset by a credit from an insurance audit;
•
moving cost related to moving our Canadian facility in 2010 were lower by $17,000 as compared to the moving costs in 2009 related to our moving our St. Petersburg facility to our new Clearwater facility in Florida;

•	a $45,000 decrease in consulting costs related to our European sales distribution channel;
•	a $19,000 decrease in depreciation expense attributable to the consolidation of our Canadian operations to Florida;
•	a $24,000 decrease in utility expense attributable to finalizing the consolidation of our operations in Florida; and
•	a $38,000 decrease in phone costs as a result of the move to the new building in the second quarter of 2009.

Other Income

(in thousands)	Three months ended June 30,		Percent of sales		Percent change	Six months ended June 30,		Percent of sales		Percent change
	2010	2009	2010	2009		2010	2009	2010	2009
Interest income (expense)	$(67)	$(11)	(1.1%)	(0.2%)	(501%)	$(111)	$56	(1.1%)	0.4%	(297%)
Change in fair value of liabilities	$617	$-	10.5%	-	-	$617	$-	5.4%	-

Net interest expense increased by approximately $56,000 or 501% in the three months ended June 30, 2010 as compared to the same period in 2009 as a significant amount of our interest was capitalized during the three months ended June 30, 2009.

For the six-month period ended June 30, 2010 as compared to the same period in 2009, net interest income increased by $167,000, as a significant amount of our interest was capitalized during the six months ended June 30, 2009.

During the quarter ended June 30, 2010 we recorded a gain in the amount of approximately $555,000 for the change in fair value of the warrant liability related to our recent private placement equity issuance in April of 2010. We are required to revalue these warrants at the end of each reporting period and reflect in the consolidated statement of operations a gain or loss for the change in fair value of the warrant liability in the period in which the change occurred. We calculate the fair value of the warrants outstanding using a binomial lattice model (see Note 7). A gain results principally from a decline in our share price during the period and a loss results principally from an increase in our share price. On April 18, 2010, the date of issuance, the derivative warrant liability had a value of approximately $779,000 and at June 30, 2010 was valued at approximately $244,000.

Income Taxes

For the six months ended June 30, 2010 and 2009, we recorded a net benefit for income tax and provisions for income taxes of $447,000 and $265,000, respectively.  The effective tax rates for the six months ended June 30, 2010 and 2009 were zero and 30.4%, respectively.

Index

Product Development

We have developed most of our products and product improvements internally.  Funds for this development have come primarily from our internal cash flow and from the proceeds of our recently completed private placement.  We maintain close working relationships with physicians and medical personnel in hospitals and universities who assist in product research and development.  New and improved products play a critical role in our sales growth.  We continue to emphasize the development of proprietary products and product improvements to complement and expand our existing product lines.  We have a centralized research and development focus, with our Clearwater, Florida location responsible for new product development and product improvements.  Our research, development and engineering units at the manufacturing locations maintain relationships with distribution locations and customers to provide an understanding of changes in the market and product needs.  During 2010, we continued to invest in ICON GS (J-Plasma technology), ICON VS, vessel sealing technology, Aaron 1450, and BOSS.  We intend to pay the ongoing costs for this development from operating cash flows.

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

Liquidity and Capital Resources

Our working capital at June 30, 2010 increased by approximately $2.0 million to $12.7 million from approximately $10.7 million at December 31, 2009. This increase was mainly attributed to the cash received from the April 18, 2010 private equity issuance. Accounts receivable days sales outstanding were 43.6 days and 34.1 days at June 30, 2010 and 2009 respectively. The number of days worth of sales in inventory, which is the total inventory available for production divided by the 12 month average cost of materials, increased 100 days to 272 days equating to an inventory turn ratio of 1.3 at June 30, 2010 from 172 days and an inventory turn ratio of 1.7 at December 31, 2009. The higher number of days worth of sales in inventory which translated into a lower inventory turnover rate is mainly due to the decrease in sales related to our generator product lines which contain a greater number of parts compared to all our other products.

We used cash from operations of approximately $370,000 for the six months ended June 30, 2010, compared to generating approximately $390,000 for the same period of 2009, a decrease of approximately $760,000.

In the six month period ended June 30, 2010 we used approximately $287,000 for the purchase of property and equipment as compared to purchases amounting to approximately $2.1 million for the same period in 2009. The decrease relates to the difference between the amounts expended to refurbish our new Clearwater, Florida facility in the first half of 2009.

We generated cash from financing activities of approximately $1.8 million during the first six months of 2010, a decrease of approximately $400,000 compared with the same period in 2009. The net decrease in cash from financing activities resulted from the following:

•	a decline in proceeds from the escrow account of approximately $36,000;

Index

•	an increase in cash resulting from sales of our common shares of approximately $2.8 million net of placement costs; and
•	a net change in the line of credit of approximately $1 million.

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

We had approximately $3.4 million in cash and cash equivalents at June 30, 2010. We believe our cash on hand, as well as anticipated cash flows from operations, will be sufficient to meet our operating cash commitments for the next year. Should additional funds be required, we have secured additional borrowing capacity with RBC Bank (USA). (see below)

On December 2, 2009 RBC Bank (USA) increased our secured revolving line of credit facility to $8 million from the previous $5 million and on the same date provided us with a separate additional credit facility for up to $1 million specific to financing new equipment purchases.

Advances under the $8 million line of credit are due on demand and bear interest at a rate of LIBOR plus 2% with a minimum floor rate of 4.0% and are secured by a perfected first security interest in our inventory, and accounts receivable.

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

At June 30, 2010 we were in full compliance with the loan covenants and ratios of both the credit facilities. According to our most recent borrowing base calculation we had approximately $4.0 million total availability under the $8 million credit line, of which we currently have a zero balance. We also have available all of the $1 million under the equipment line of credit.

On April 18, 2010, we entered into a Securities Purchase Agreement with certain investors who purchased common stock and warrants in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated. This offering, which closed on April 28, 2010, resulted in gross proceeds of approximately $2.8 million. (See Note 7)

Our future contractual obligations for agreements with initial terms greater than one year and agreements to purchase materials in the normal course of business are summarized as follows (in thousands):

Description	Years Ending December 31,
	2010	2011	2012	2013	2014	2015
Operating leases	$139	$252	$247	$223	$11	$-
Employment agreements	$405	$865	$871	$881	$73	$-
Purchase Commitments	$3,250	$-	$-	$-	$-	$-

Index

Critical Accounting Estimates

In preparing the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), we have adopted various accounting policies. Our most significant accounting policies are disclosed in Note 2 to the consolidated financial statements included in our Form 10K filed in March 2010.

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

Liabilities valued at fair value

We generally do not use derivative financial instruments to hedge exposures to cash-flow risks or market-risks. However, certain financial instruments, such as warrants, which are indexed to our common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net-share settlement is not within our control.  In such instances, net-cash settlement is assumed for financial accounting and reporting purposes, even when the terms of the underlying contracts do not provide for net-cash settlement.  Such financial instruments are initially recorded, and continuously carried, at fair value.

Determining the fair value of these instruments involves judgment and the use of certain relevant assumptions including, but not limited to, interest rate risk, historical volatility and stock price, estimated life of the derivative, antidilution provisions, and conversion/redemption privileges.  The use of different assumptions or changes in those assumptions could have a material effect on the estimated fair value amounts.

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

It is our policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. To the extent that the probable tax outcome of these uncertain tax positions changes, such changes in estimate will impact the income tax provision in the period in which such determination is made. At June 30, 2010, we were currently under examination by the Internal Revenue Service for our 2008 tax year. We believe we have appropriately accounted for any unrecognized tax benefits. To the extent we prevail in matters for which a liability for an unrecognized tax benefit is established or we are required to pay amounts in excess of the liability, our effective tax rate in a given financial statement period may be affected.

ITEM 3.  QUANTITATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK

Our short term investments consist of cash, cash equivalents and overnight investments. As such we do not believe we are exposed to significant interest rate risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid overnight money market investments. If a 10% change in interest rates were to have occurred on June 30, 2010, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Similarly, such an increase in rates on our borrowings would not have a material impact on our operations.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of June 30, 2010.  Based upon that evaluation, our CEO and CFO concluded that, as of June 30, 2010, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Index

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f)) during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On June 10, 2010, the Company received notice that an action had been commenced against it in the United States Court for the District of Delaware (Civil Action No. 1:10-cv-00494-UNA) by Salient Surgical Technologies, Inc. and Medtronic, Inc. In the complaint, the Plaintiffs allege that the sale and use of the Company's SEER (Saline Enhanced Electrosurgical Resection) fluid assisted electrosurgical devices infringes on an issued United States patent presently owned by Medtronic and licensed to Salient. The Plaintiffs are demanding a permanent injunction restraining the Company and its affiliates and any person acting in privity or in concert or participation with the Company from the continued infringement of the patent as well as unspecified monetary damages. The Company is presently evaluating the allegations asserted in the complaint and anticipates that it will vigorously defend its interests. It is too early in the proceeding to determine the extent, if any, of our possible exposure in the lawsuit.  As such, no effect has been given herein to any loss that may result from the resolution of this matter in the accompanying consolidated financial statements.

On July 9, 2010, we filed a complaint in the United States District for the Middle District of Florida (Tampa Division) naming Steven Livneh, who at the time was a director of the Company and two related entities as defendants. In our complaint, we are seeking, among other things, a declaratory judgment from the Court concerning our  rights under certain agreements entered into with the Defendants in 2006 in connection with our acquisition of certain assets and technology, including intellectual property relating to our Seal-N-Cut product. We are also seeking damages for breach of contract, breach of fiduciary duty by Mr. Livneh relating to his service as an officer and director of the Company, tortious interference with contractual relations, defamation, slander of title and injunctive relief. It is too early in the proceeding to determine the extent, if any, of our possible exposure in the lawsuit.

In the normal course of business, we may be subject, from time to time, to legal proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of June 30, 2010. These matters could affect the operating results of any one quarter when resolved in future periods.

ITEM 1A.  RISK FACTORS

There have been no material changes to the Risk Factors previously disclosed in our report on Form 10-K for the year ended December 31, 2009.

Index

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 18, 2010, we entered into a Securities Purchase Agreement with purchasers named therein to raise in the aggregate of approximately $3 million in a private placement of common stock and warrants pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder. Upon closing of the transaction, we entered into a Registration Rights Agreement with the Buyers and issued to the Buyers an aggregate of 571,429 shares of common stock at a per share price of $5.25, and warrants to acquire additional shares of common stock of up to fifty (50%) percent of the common shares acquired by each respective Buyer at an exercise price of $6.00 per share.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  (Removed and Reserved)

ITEM 5.  OTHER INFORMATION

Subsequent Events

On July 9, 2010, we filed a complaint in the United States District for the Middle District of Florida (Tampa Division) naming Steven Livneh, who at the time was a director of the Company and two related entities as defendants. In our complaint, we are seeking, among other things, a declaratory judgment from the Court concerning our  rights under certain agreements entered into with the Defendants in 2006 in connection with our acquisition of certain assets and technology, including intellectual property relating to our Seal-N-Cut product. We are also seeking damages for breach of contract, breach of fiduciary duty by Mr. Livneh relating to his service as an officer and director of the Company, tortious interference with contractual relations, defamation, slander of title and injunctive relief.

On July 16, 2010, the Board of Directors of the Company voted to remove Steven Livneh from his position as a director, for cause. The vote was 8-0 in favor of Mr. Livneh's removal (including all five independent directors) and was taken at a duly called special meeting of the Board. Mr. Livneh declined to attend the special meeting. Mr. Livneh did not serve on any committees of the Board. The reason for the Board's removal of Mr. Livneh concerns certain actions taken and threatened by Mr. Livneh which the Board concluded were extremely disruptive and harmful to our interests, and which violated Mr. Livneh's fiduciary duties which he owed to us and our stockholders, including his duty of loyalty.

ITEM 6.  EXHIBITS

10.1	Securities Purchase Agreement, dated April 18, 2010, by and among Bovie Medical Corporation and the investors listed on the Schedule of Buyers attached thereto. **

10.2	Registration Rights Agreement by and among Bovie Medical Corporation and the investors listed on the signature pages thereto. **

10.3	Form of Warrant issued to the Buyers under the Securities Purchase Agreement. **

10.4	Form of Warrant issued to Rodman & Renshaw, LLC and Gilford Securities Inc. **

Index

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

** Incorporated by reference from Registrant Report on Form 8-K filed with the Commission on April 20, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bovie Medical Corporation

Dated: August 9, 2010	By:	/s/ Andrew Makrides
Andrew Makrides
Chief Executive Officer

Dated: August 9, 2010	By:	/s/ Gary D. Pickett
Gary D. Pickett
Chief Financial Officer