Form 10-Q
period 2010-09-30
BOVIE MEDICAL CORP
filed 2010-11-09
CIK 719135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

The number of shares of the registrant's $.001 par value common stock outstanding on the NYSE Amex exchange as of October 28, 2010 was 17,702,512.

BOVIE MEDICAL CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

		Page

Part I.	Financial Information	2

Item 1.	Financial Statements
	Consolidated Balance Sheets - September 30, 2010 and December 31, 2009	2
	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009	4
	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Year Ended December 31, 2009 and the Nine Months Ended September 30, 2010	5
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24

Part II.	Other Information	25

Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	(Removed and Reserved)	28
Item 5.	Other Information	28
Item 6.	Exhibits	29
	Signatures	29

Index

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

Assets

	(Unaudited)
	September 30, 2010	December 31, 2009

Current assets:

Cash and cash equivalents	$2,649,410	$2,154,825
Trade accounts receivable, net	2,668,129	2,565,734
Inventories	7,727,973	6,774,166
Prepaid expenses and other current assets	1,027,171	919,222
Deferred income tax asset, net	800,000	800,000

Total current assets	14,872,683	13,213,947

Property and equipment, net	8,600,756	8,813,882

Other assets:

Brand name and trademark	1,509,662	1,509,662
Purchased technology, net	3,059,359	3,270,067
License rights, net	105,206	152,549
Restricted cash held in escrow	-	35,635
Deferred income tax asset, net	646,849	158,641
Deposits	606,261	430,076

Total other assets	5,927,337	5,556,630

Total assets	$29,400,776	$27,584,459

The accompanying notes are an integral part of the consolidated financial statements.

Index

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
(continued)

Liabilities and Stockholders’ Equity

	(Unaudited)
	September 30, 2010	December 31, 2009
Current liabilities:

Accounts payable	$1,135,837	$589,407
Deferred revenue	988	3,994
Accrued payroll	89,247	77,779
Accrued vacation	249,180	170,514
Customer deposits	6,222	5,930
Current portion of amounts due to Lican	50,000	50,000
Current portion of mortgage note payable to bank	135,000	135,000
Line of credit	-	1,000,000
Accrued and other liabilities	554,081	440,253

Total current liabilities	2,220,555	2,472,877

Mortgage note payable to bank, net of current portion	3,638,750	3,740,000
Equipment loan	111,575	-
Warrant liability – fair value	104,684	-
Due to Lican, net of current portion – fair value	113,400	218,150

Total liabilities	6,188,964	6,431,027

Commitments and Contingencies (see Note 12)

Stockholders' equity:

Preferred stock, par value $.001; 10,000,000 shares authorized; none issued or outstanding	--	--
Common stock, par value $.001 par value; 40,000,000 shares authorized; 17,702,513 and 17,094,773 issued and 17,559,434 and 16,951,695 outstanding on September 30, 2010 and December 31, 2009, respectively	17,560	16,952
Additional paid-in capital	25,191,105	23,056,526
Accumulated other comprehensive loss	-	(88,967)
Accumulated deficit	(1,996,853)	(1,831,079)

Total stockholders' equity	23,211,812	21,153,432

Total Liabilities and Stockholders' Equity	$29,400,776	$27,584,459

The accompanying notes are an integral part of the consolidated financial statements.

Index

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Sales	$6,501,163	$6,371,371	$17,997,180	$20,420,272
Cost of sales	3,797,451	3,611,482	10,692,297	11,359,427

Gross profit	2,703,712	2,759,889	7,304,883	9,060,845

Other costs and expenses:
Research and development	441,853	495,818	1,466,248	1,497,332
Professional services	556,269	303,415	1,234,533	1,023,905
Salaries and related costs	781,886	759,114	2,386,200	2,303,807
Selling, general and administrative	1,038,813	1,312,033	3,456,496	3,531,874

Total other costs and expenses	2,818,821	2,870,380	8,543,477	8,356,918

Income (loss) from operations	(115,109)	(110,491)	(1,238,594)	703,927

Change in fair value of liabilities, net	182,137	-	799,302	-
Interest (expense) income, net	(57,929)	(55,013)	(168,935)	1,376

Income (loss) before income taxes	9,099	(165,504)	(608,227)	705,303

Benefit (provision) for income taxes	(4,863)	127,755	442,453	(137,167)

Net income (loss)	$4,236	$(37,749)	$(165,774)	$568,136

Earnings (loss) per share
Basic	$–	$–	$(0.01)	$0.03
Diluted	$–	$–	$(0.01)	$0.03

Weighted average number of shares outstanding	17,557,352	16,912,402	17,301,326	16,881,743

Weighted average number of shares outstanding adjusted for dilutive securities	17,755,765	16,912,402	17,301,326	17,809,845

The accompanying notes are an integral part of the consolidated financial statements.

Index

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEAR ENDED DECEMBER 31, 2009 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Par Value	Capital	Gain (Loss)	Deficit	Total

January 1, 2009	16,795,269	$16,796	$22,841,545	$(88,464)	$(2,426,601)	$20,343,276

Options exercised	183,250	183	286,233	–	–	286,416

Stock swap to acquire options	(26,824)	(27)	(207,635)	–	–	(207,662)

Stock based compensation	–	–	136,383	–	–	136,383

Net income	–	–	–	–	595,522	595,522
Foreign currency re-measurement	–	–	–	(503)	–	(503)
Comprehensive income	–	–	–	–	–	595,019

December 31, 2009	16,951,695	16,952	23,056,526	(88,967)	(1,831,079)	21,153,432

Options exercised	42,000	42	38,774	–	–	38,816

Stock swap to acquire options	(5,690)	(5)	(29,745)	–	–	(29,750)

Stock based compensation	–	–	118,437	–	–	118,437

Shares issued in private placement (net of costs)	571,429	571	2,766,415	–	–	2,766,986

Change in fair value of liabilities	–	–	(799,302)	–	–	(799,302)

Tax benefit from share based payments	–	–	40,000	–	–	40,000

Net loss	–	–	–	–	(165,774)	(165,774)
Foreign currency re-measurement	–	–	–	88,967	–	88,967
Comprehensive loss	–	–	–	–	–	(76,807)

September 30, 2010	17,559,434	$17,560	$25,191,105	$-	$(1,996,853)	$23,211,812

The accompanying notes are an integral part of the consolidated financial statements.

Index

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	2010	2009
Cash flows from operating activities
Net income (loss)	$(165,774)	$568,136
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	594,843	562,402
Amortization of intangible assets	204,606	204,606
Provision for (recovery of) inventory obsolescence	(37,985)	6,498
Loss on disposal of property and equipment , net	66,959	1,628
Loss on impairment of intangible asset (Note 4)	66,746	-
Stock based compensation	118,437	103,333
Change in fair value of liabilities	(799,302)	-
Benefit (provision) for deferred taxes	(448,208)	(14,733)
Changes in current assets and liabilities:
Trade receivables	(102,529)	746,757
Prepaid expenses	(107,949)	226,778
Inventories	(915,683)	(1,740,104)
Deposits and other assets	(176,185)	(16,069)
Accounts payable and customer deposits	546,723	(556,468)
Accrued and other liabilities	114,204	127,788
Accrued payroll	11,468	105,764
Accrued vacation	78,666	28,128
Income taxes payable	-	(77,943)
Accrued litigation settlement	-	160,000
Deferred revenues	(3,006)	(15,408)
Net cash (used in) provided by operating activities	(953,969)	421,093

Cash flows from investing activities
Purchases of property and equipment	(350,404)	(2,232,983)

Cash flows from financing activities
Proceeds from escrow account	35,637	1,249,481
Proceeds from private placement (net of costs of $233,014)	2,766,986	-
Net change in line of credit	(1,000,382)	1,000,000
Payments on mortgage note payable	(101,250)	(93,750)
Proceeds from stock option exercises	9,000	78,750
Net cash provided by financing activities	1,709,991	2,234,481

Effect of exchange rate changes on cash and cash equivalents	88,967	(62,379)

Net change in cash equivalents	494,585	360,212

Cash and cash equivalents, beginning of period	2,154,825	2,564,443

Cash and cash equivalents, end of period	$2,649,410	$2,924,655

Cash paid during the nine months ended September 30, 2010 and 2009:
Interest paid, net of amounts capitalized	$168,935	$71,136
Income taxes	$-	$229,843
Noncash financing activities during the nine months ended September 30, 2010 and 2009:
Equipment financed with loan	$111,575	$-

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

Certain amounts in the September 30, 2009 financial statements have been reclassified to conform to the presentation in the September 30, 2010 financial statements.

NOTE 2.  INVENTORIES

Inventories are stated at the lower of cost or market.  Cost is determined principally on the average cost method.  Inventories at September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010	December 31, 2009

Raw materials	$4,380,372	$4,254,044
Work in process	2,589,245	1,944,266
Finished goods	1,243,101	1,116,893
Gross inventories	8,212,718	7,315,203
Less: reserve for obsolescence	(484,745)	(541,037)

Net inventories	$7,727,973	$6,774,166

NOTE 3.  INTANGIBLE ASSETS

At September 30, 2010 and December 31, 2009, intangible assets consisted of the following:

	September 30, 2010	December 31, 2009

Trade name (life indefinite)	$1,509,662	$1,509,662

Purchased technology (9-17 yr life) (Note 4)	$3,887,173	$3,940,618
Less: Accumulated amortization	(827,814)	(670,551)

Net carrying amount	$3,059,359	$3,270,067

License rights (5 yr life)	$315,619	$315,619
Less accumulated amortization	(210,413)	(163,070)
Net carrying amount	$105,206	$152,549

Index

NOTE 4.  CONSOLIDATION OF CANADIAN FACILITY

During the nine months ended September 30, 2010, we consolidated our Windsor, Canada facility operations into our Clearwater, Florida facility. This included moving the majority of the machinery and equipment, inventory, and other assets as well as selling some of the duplicative or unnecessary assets. The majority of the workforce however did not move with the consolidation and therefore our intangible asset relating to our original purchase of an ISO trained and established workforce located at the Canadian facility was impaired. This intangible asset had a net book value at the time of consolidation of approximately $67,000. Other costs specifically relating to the move and consolidation of the Canadian operations amounted to approximately $175,000, which included the write-off of approximately $60,000 of leasehold improvements. We have included these expenses in our selling, general and administrative costs.

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

NOTE 6.  FAIR VALUE MEASUREMENTS

Our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2010 are measured in accordance with FASB ASC Topic 820-10-05, Fair Value Measurements.  FASB ASC Topic 820-10-05 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements.

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

The following table summarizes our financial instruments measured at fair value as of September 30, 2010 (in thousands):

	September 30, 2010 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents – United States	$2,606	$2,606	$–	$–
Cash and equivalents - Foreign currency	43	43	–	–

Total assets	$2,649	$2,649	$–	$–

Liabilities:
Warrant liability (1)	$105	$–	–	$105
Due to Lican (2)	113	–	$–	113

Total liabilities	$218	$–	$–	$218

Index

The following table summarizes our financial instruments measured at fair value as of December 31, 2009 (in thousands):

	December 31, 2009 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents – United States	$2,073	$2,073	$–	$–
Cash and equivalents – Foreign currency	82	82	–	–

Total	$2,155	$2,155	$–	$–

Liabilities:
Due to Lican (2)	$218	$–	$–	$218

(1)	Refer to Warrants and Stockholders’ Equity (Note 7) for valuation assumptions.

(2)
This amount is based upon the probable realization of 75,000 out of a possible 150,000 contingent shares related to the Lican Developments, Ltd. Asset Purchase Agreement, which was valued at the adjusted current fair value market share price.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) as of September 30, 2010 (in thousands):

Description	Nine Months Ended September 30, 2010	Year Ended December 31, 2009

Beginning balance	$218	$218
Purchases, issuances, and settlements (Note 7)	799	--
Total gain included in earnings (3)	(799)	--

Ending Balance	$218	$218

(3)
Gains for the period ended September 30, 2010 related to the revaluation of equity based liabilities. The gains related to the warrant liability portion were calculated from the date of the warrant issuance (April 18, 2010) through September 30, 2010. These gains and losses are reflected in our consolidated statements of operations as a component of other income (expense).

NOTE 7.  WARRANTS AND STOCKHOLDERS’ EQUITY

On April 18, 2010, we entered into a securities purchase agreement with purchasers named therein to raise in the aggregate approximately $3 million in a private placement of common stock and warrants pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder. Upon closing of the transaction, we entered into a registration rights agreement with the purchasers and issued to the purchasers an aggregate of 571,429 shares of common stock at a per share price of $5.25, and warrants to acquire additional shares of common stock of up to fifty (50%) percent of the common shares acquired by each respective purchaser at an exercise price of $6.00 per share.

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

The warrants are valued using a binomial lattice valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in this model at inception and as of September 30, 2010 included an expected life of 5 years, an expected dividend yield of zero, estimated volatility of 43%, and risk-free rates of return of 0.2%. For the risk-free rates of return, we use the published yields on zero-coupon Treasury Securities with maturities consistent with the remaining term of the warrants and volatility is based on a weighted average of the historical volatility of our stock price and peer company stock price volatility. We also take into consideration a probability assumption for anti-dilution.

During the nine months ended September 30, 2010, we issued 36,310 common shares in exchange for 42,000 employee and non-employee stock options and 5,690 common shares (via a stock swap). Net proceeds from the issuance of common shares along with the shares received in the stock swap exercises were $9,000 for the nine-month period ended September 30, 2010.

NOTE 8.  EARNINGS PER SHARE

We compute basic earnings (loss) per share (“basic EPS”) by dividing net income (loss) by the weighted average number of common shares outstanding for the reporting period.  Diluted earnings (loss) per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding (primarily stock options).  The following table provides the computation of basic and diluted earnings (loss) per share for the three and nine month periods ending September 30, 2010 and 2009.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income (loss)	$4,236	$(37,749)	$(165,774)	$568,136

Basic weighted average shares outstanding	17,557,352	16,912,402	17,301,326	16,881,743
Effect of potential dilutive securities	198,413	n/a (4)	n/a (5)	928,102
Diluted weighted average shares outstanding	17,755,765	16,912,402	17,301,326	17,809,845

Basic EPS	$--	$--	$(0.01)	$0.03

Diluted EPS	$--	$--	$(0.01)	$0.03

(4)	For the three month period ended September 30, 2009 dilutive shares in the amount of 1,014,002 were excluded due to their anti-dilutive effect.

(5)	For the nine month period ended September 30, 2010 dilutive shares in the amount of 290,563 were excluded due to their anti-dilutive effect.

The shares used in the calculation of diluted EPS would generally exclude options and warrants to purchase shares where the exercise or strike price was greater than the average market price of common shares during the period.  However, there were no such options or warrants as of September 30, 2010.

Index

NOTE 9.  STOCK-BASED COMPENSATION

Under our stock option plan, our board of directors may grant options to purchase common shares to our key employees, officers, directors and consultants.  We account for stock options in accordance with FASB ASC Topic 718-10-10, Share-Based Payment, with option expense amortized over the vesting period based on the binomial lattice option-pricing model fair value on the grant date, which includes a number of estimates that affect the amount of our expense. During the nine months ended September 30, 2010, the Company expensed $118,437 in stock-based compensation.

Activity in our stock options during the period ended September 30, 2010 was as follows:

	Number Of Options	Weighted Average Exercise Price

Outstanding at December 31, 2009	1,741,525	$3.61

Granted	195,000	$5.56
Exercised	(42,000)	$.92
Canceled	(11,425)	$7.33

Outstanding at September 30, 2010	1,883,100	$3.85

The grant date fair value of options granted in 2010 were estimated on the grant date using a binomial lattice option-pricing model and the following assumptions: expected volatility of 43%, expected term of 7 years, risk-free interest rate of 1.8%, and expected dividend yield of 0%.

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

In July 2010, we granted a total of 65,000 ten-year options at an exercise price of $2.46 and subsequent to September 30, 2010, we granted a total of 50,000 ten-year options at an exercise price of $1.89 all of which options vest in equal annual installments over a period of seven years.

NOTE 10.  INCOME TAXES

For the nine months ended September 30, 2010 and 2009, we recorded a benefit for income taxes of approximately $442,000 and a provision for income taxes of approximately $137,000, respectively.  The effective tax rates for the nine months ended September 30, 2010 and 2009 were zero and 19.4%, respectively.  The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 34% is due primarily to the existence of net operating loss carryforwards coupled with research and development tax credits, permanent differences for fair value changes in liabilities, and various return to provision adjustments.

At September 30, 2010, temporary differences giving rise to deferred income taxes arose primarily from allowances recorded in our financial statements for inventories that are not currently deductible and differences in the lives and methods used to depreciate and/or amortize our property and equipment and intangible assets. Our permanent difference arose primarily from the change in fair value of our equity based liabilities.

We are subject to U.S. federal income tax as well as income tax of certain state jurisdictions. During June 2010, we were notified by the United States Internal Revenue Service (“the IRS”) that our 2008 tax return was selected for examination. The examination is still in progress and as such the impact, if any, on the Company’s tax attributes (net operating losses and credit carryforwards) cannot be presently determined. However, the Company believes that no material tax adjustment nor additional cash tax payment will be made as a result of the IRS examination.

NOTE 11.  GEOGRAPHIC AND SEGMENT INFORMATION

During the nine-month period ended September 30, 2010 we had two reportable business segments: Bovie Medical Corporation (located in the United States) and Bovie Canada (located in Windsor, Canada). During the second quarter 2010 we ceased operations at our facility in Canada and consolidated the equipment and operations to our facility located in Clearwater, Florida (See Note 4).  Because Bovie Canada’s operations resulted in a loss greater than 10% of our consolidated net income (on an absolute value basis), we are required to report certain information broken out by segment for the periods in the table listed below.

Index

For the three months ended September 30, 2010 and 2009, that information was as follows (in thousands):

	Three Months Ended September 30,
	2010		2009

	USA	Canada	USA	Canada

Sales, net	$6,501	$-	$6,306	$65

Gross profit	$2,704	$-	$2,759	$-

Operating expenses	$(2,819)	$-	$(2,716)	$(154)

Net income (loss)	$4	$-	$116	$(154)

For the nine months ended September 30, 2010 and 2009, that information was as follows (in thousands):

	Nine Months Ended September 30,
	2010		2009

	USA	Canada	USA	Canada

Sales, net	$17,955	$42	$20,014	$406

Gross profit	$7,405	$(100)	$8,935	$126

Operating expenses	$(8,303)	$(241)	$(7,738)	$(619)

Net income (loss)	$175	$(341)	$1,062	$(494)

NOTE 12.  COMMITMENTS AND CONTINGENCIES

We are obligated under various operating leases, including a lease for a manufacturing and warehouse facility in St. Petersburg, Florida that requires monthly payments of approximately $12,400 through October 31, 2013.  In May 2009, we relocated substantially all operations from this facility to our new facility, which we had been renovating since we purchased it in September 2008.  We are currently utilizing the St. Petersburg facility for new product lines launching throughout 2010 and 2011.  If we abandon this facility in the future and are unable to find a tenant to sublease our space, we will be required to record a charge to operations for the fair value of the net remaining lease rentals (i.e., the future minimum lease payments minus estimated sublease rentals we reasonably can expect to receive) and the carrying value of any leasehold improvements we abandon. Rent expense approximated $112,000 and $110,000 for the nine month periods ending September 30, 2010 and 2009 respectively.

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

On July 9, 2010, we filed a complaint in the United States District for the Middle District of Florida (Tampa division) naming Steven Livneh, who at the time was a director of the Company, and two related entities as defendants. In our complaint, we are seeking, among other things, a declaratory judgment from the Court concerning our  rights under certain agreements entered into with the defendants in 2006 in connection with our acquisition of certain assets and technology, including intellectual property relating to our Seal-N-Cut product. We are also seeking damages for breach of contract, breach of fiduciary duty by Mr. Livneh relating to his service as an officer and director of the Company, tortious interference with contractual relations, defamation, slander of title and injunctive relief.  Mr. Livneh filed a motion seeking to (a) dismiss the complaint or, in the alternative, to (b) change the venue of the action to the Eastern District of New York or, the Eastern District of Michigan.  At present, the motion is under consideration by the Court and no decision has been rendered.

Index

NOTE 13.  RELATED PARTY TRANSACTION

During the nine months ended September 30, 2010, we paid consulting fees of approximately $60,000 and $25,000 to two different entities owned by two different directors. In addition, we paid $22,500 to a third director for consulting services and $126,000 for consulting services to an entity owned by a former director during the time such person was a director.

NOTE 14.  OTHER SUBSEQUENT EVENTS

On November 1, 2010, we closed on the sale of our old facility located at 7100 30th Avenue North, St. Petersburg, Florida, which had a selling price of $700,000. The building was debt free and we received net cash proceeds of approximately $633,000 after reductions for selling and closing costs and our prorated portion of real estate taxes which resulted in a loss of approximately $301,000.

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

●	changes in general economic and industry conditions in markets in which we participate, such as:
●	continued deterioration in or destabilization of the global economy;
●	the strength of product demand and the markets we serve;
●	the intensity of competition, including that from foreign competitors;
●	pricing pressures;
●	the financial condition of our customers;
●	market acceptance of new product introductions and enhancements;
●	the introduction of new products and enhancements by competitors;
●	our ability to maintain and expand relationships with large customers;
●	our ability to source raw material commodities from our suppliers without interruption and at reasonable prices; and
●	our ability to source components from third parties, in particular from foreign manufacturers, without interruption and at reasonable prices;
●	our ability to access capital markets and obtain anticipated financing under favorable terms;
●	our ability to identify, complete and integrate acquisitions successfully and to realize expected synergies on our anticipated timetable;
●	changes in our business strategies, including acquisition, divestiture and restructuring activities;
●	changes in operating factors, such as continued improvement in manufacturing activities, the achievement of related efficiencies and inventory risks due to shifts in market demand;
●	our ability to generate savings from our cost reduction actions;
●	unanticipated developments that could occur with respect to contingencies such as litigation, intellectual property matters, product liability exposures and environmental matters; and
●	our ability to accurately evaluate the effects of contingent liabilities.

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

Most of our products are marketed through medical distributors, which distribute to more than 6,000 hospitals, and to doctors and other health-care facilities. New distributors are contacted through responses to our advertising in international and domestic medical journals and domestic or international trade shows.   International sales represented 20.9% of total revenues in for the first nine months of 2010 as compared with 16.2% in for the first nine months of 2009.  Our products are sold in more than 150 countries through local dealers which are coordinated by sales and marketing personnel at the Clearwater, Florida facility. Our business is generally not seasonal in nature.

Our ten largest customers accounted for approximately 67% and 73% of net revenues for the first nine months of 2010 and 2009 respectively.  At September 30, 2010 and 2009, our ten largest trade receivables accounted for approximately 66% and 62% of our net receivables, respectively.  In the first nine months of 2010 two customers accounted for 10% and 13% respectively compared to only one customer accounting for 25% of total sales for the same period in 2009.

Our business is generally not seasonal in nature.

Results of Operations –Three and Nine Months Ended September 30, 2010 Compared to Three and Nine Months Ended September 30, 2009

Sales

Sales by Product Line	Three months ended September 30,		Percent	Nine months ended September 30,		Percent
(in thousands)	2010	2009	change	2010	2009	change

Electrosurgical	$4,300	$4,217	2.0%	$11,759	$14,126	(16.8%)
Cauteries	1,651	1,575	4.8%	4,763	4,623	3.0%
Other	550	579	(5.0%)	1,475	1,671	(11.7%)

Total	$6,501	$6,371	2.0%	$17,997	$20,420	(11.9%)

Sales by Domestic and International (in thousands)	Three months ended September 30,		Percent	Nine months ended September 30,		Percent
	2010	2009	change	2010	2009	change
Domestic	$5,259	$5,506	(4.5%)	$14,230	$17,121	(16.9%)
International	1,242	865	43.6%	3,767	3,299	14.2%

Total	$6,501	$6,371	2.0%	$17,997	$20,420	(11.9%)

Sales for the three months ended September 30, 2010 increased approximately $130,000 or 2.0% compared to the same period in 2009.  This increase was due to the following reasons:

●
sales of electrosurgical disposables were up approximately $83,000 or 2.0% mainly due an increase in the sales of generators and electrodes both domestic and internationally offset by a  reduction in the sale of ablators.; and

●	sales of cauteries were up approximately $76,000 or 4.8% mainly a result of an increase in replaceable cauteries.

The decrease in sales for the third quarter of 2010 from 2009 was partially offset by:

●	sales of other products decreased by approximately $29,000 mainly due to a decrease in the sale of penlights.

Sales for the nine months ended September 30, 2010 decreased approximately $2.423 million or 11.9% compared to the same period in 2009. This decrease was due to the following reasons:

●	sales of electrosurgical disposable decrease approximately $3.281 million mainly due to decreased sales of ablators offset by an increase in sales of electrodes; and
●	sales of other products were down approximately $196,000 or 11.7% mainly due to a reduction in the sale of penlights.

Index

The decrease in sales for the period ending September 30, 2010 from the same period in 2009 were partially offset by:

●	sales of electrosurgical generators were up approximately $861,000 or 10.0% mainly due an increase in the sales of generators both domestic and internationally; and
●	sales of cauteries were up approximately $140,000 or 3.0% mainly a result of an increase in replaceable cauteries.

Gross Profit

	Three months ended					Nine months ended
	September 30, 2010		Percentage of sales		Percent	September 30, 2010		Percentage of sales		Percent
(in thousands)	2010	2009	2010	2009	Change	2010	2009	2010	2009	Change

Cost of sales	$3,797	$3,611	58.4%	56.7%	5.1%	$10,692	$11,359	59.4%	55.6%	(5.9%)

Gross profit	$2,704	$2,760	41.6%	43.3%	(2.0%)	$7,305	$9,061	40.6%	44.4%	(19.4%)

The 2.0% decrease in gross profit as a percentage of sales of approximately $56,000 in the third quarter of 2010 compared to the same period in 2009.  This decrease was primarily due to the following reasons:

●	a increase of approximately $42,000 in direct labor costs mainly related to quality and engineering in the third quarter;
●	a $10,000 increase in depreciation expense;
●	a $165,000 decrease in allocation of capitalized manufacturing overhead to cost of sales;
●	a $21,000 increase in shipping costs; and
●	a $3,000 increase in material costs.

The decrease in gross profit in the third quarter of 2010 from 2009 was partially offset by:

●	an increase in sales of approximately $130,000; and
●	a decrease of approximately $55,000 in cost of sales related to consolidation of our Canadian operation.

Gross profit for the nine months ended September 30, 2010 decreased approximately $1.756 million or 19.4% compared to the same period in 2009. This decrease was due to the following reasons:

●	a decrease in sales of approximately $2.423 million;
●	a $30,000 increase in direct labor costs mainly due to increased insurance costs;
●	a $377,000 decrease in the allocation of capitalized manufacturing overhead to cost of sales;
●	a $82,000 increase in depreciation expense; and
●	a $127,000 decrease in gross profit from our Canadian operation due to the consolidation of the facilities to Florida.

The decrease in gross profit the nine month period ending September 30, 2010 compared to the same period in 2009 was partially offset by:

●	a $1.225 million decrease in material costs;
●	a $47,000 decrease in rent; and
●	a $11,000 decrease in shipping materials.

Index

Research and Development Expense

	Three months ended					Nine months ended
	September 30, 2010		Percentage of sales		Percent	September 30, 2010		Percentage of sales		Percent
(in thousands)	2010	2009	2010	2009	Change	2010	2009	2010	2009	Change

R & D expense	$442	$496	6.8%	7.8%	(10.9%)	$1,466	$1,497	8.2%	7.3%	(2.1%)

The 10.9% decrease in research and development expense of approximately $54,000 in the third quarter of 2010 compared to the same period in 2009.  This decrease was primarily due to the following reasons:

●	a $16,000 increase in other research and development costs to support new products.

The decrease in research and development expense for the third quarter 2010 compared to the same period in 2009 was partially offset by a $70,000 decrease in development costs for Bovie Canada due to the consolidation of those operations to our Florida facility.

The 2.1% decrease in research and development expense of approximately $31,000 for the period ending September 30, 2010 as compared to the same period in 2009 was primarily the result of the following:

●	a $56,000 increase in engineering cost for additional staffing to support the vessel sealing product line;
●	a $165,000 increase in consulting costs to support the vessel sealing product line; and
●	a $71,000 increase in other research and development costs to support new products.

The decrease in research and development expense for period ending September 30, 2010 as compared to the same period in 2009 was partially offset by a $323,000 decrease in development costs for Bovie Canada due to the consolidation of those operations to our Florida facility.

Professional Fees

	Three months ended					Nine months ended
	September 30, 2010		Percentage of sales		Percent	September 30, 2010		Percentage of sales		Percent
(in thousands)	2010	2009	2010	2009	Change	2010	2009	2010	2009	Change

Professional services	$556	$303	8.6%	4.8%	83.3%	$1,235	$1,024	6.9%	5.0%	20.6%

The 83.3% increase in professional services expense of approximately $253,000 in the third quarter of 2010 compared to the same period in 2009 was primarily due to the following reasons:

●	a $25,000 increase in consulting cost mainly due to engaging Growthink to support the marketing of new products;
●	a $71,000 increase mainly due to tax consulting fees attributable to an IRS audit of the 2008 tax year; and
●	a $172,000 increase in legal fees related to litigation.

The increase in research and development expense for the third quarter 2010 compared to the same period in 2009 was partially offset by a $15,000 decrease in professional services for Bovie Canada due to the consolidation of those operations into our Florida facility.

The 20.6% increase in professional services expense of approximately $211,000 for the period ending September 30, 2010 as compared to the same period in 2009 was a result of the following:

●	a $47,000 increase in consulting expense for Growthink, which was offset by decreased financial consulting cost;
●	a $55,000 increase in tax consulting fees attributable to an IRS audit of the 2008 tax year; and
●	A $134,000 increase in legal fees related to litigation.

The increase in professional services expense for period ending September 30, 2010 as compared to the same period in 2009 was partially offset by a $25,000 decrease in professional services for Bovie Canada due to the consolidation of those operations to our Florida facility.

Index

Salaries

	Three months ended					Nine months ended
	September 30, 2010		Percentage of sales		Percent	September 30, 2010		Percentage of sales		Percent
(in thousands)	2010	2009	2010	2009	Change	2010	2009	2010	2009	Change

Salaries & related cost	$782	$759	12.0%	11.9%	3.0%	$2,386	$2,304	13.3%	11.3%	3.6%

The 3.0% increase in salaries and related cost of approximately $23,000 in the third quarter of 2010 compared to the same period in 2009 was due to the following reasons:

●	a $46,000 increase in salaries due to new in-house legal counsel; and

The increase in salaries and related cost for the third quarter 2010 compared to the same period in 2009 was offset by:

●	a $19,000 decrease in marketing salaries from a reduction of two high level marketing positions; and
●	a $4,000 decrease due to a reduction of an administrative position from the consolidation of our Canadian operations to Florida.

The 3.6% increase in salaries and related cost of approximately $82,000 for the nine month period ending September 30, 2010 as compared to the same period in 2009 was primarily the result of the following:

●	$186,000 increase in salaries due to new legal counsel, which includes a onetime $80,000 salary payment to cover moving costs;
●	a $24,000 increase in health insurance cost;
●	a $12,000 increase in compensation expense due to the issuance of new options; and
●	a $13,000 increase in employee benefits.

The increase in salaries and related cost for period ending September 30, 2010 as compared to the same period in 2009 was partially offset by:

●	a $134,000 decrease in marketing salaries from a reduction of two high level marketing positions.
●	A $19,000 in salaries for Bovie Canada due to the consolidation of those operations to our Florida facility.

Selling, General & Administrative Expenses

	Three months ended					Nine months ended
	September 30, 2010		Percentage of sales		Percent	September 30, 2010		Percentage of sales		Percent
(in thousands)	2010	2009	2010	2009	Change	2010	2009	2010	2009	Change

SG & A costs	$1,039	$1,312	16.0%	20.6%	(20.8%)	$3,456	$3,532	19.2%	17.3%	(2.1%)

The 20.8% decrease in selling, general and administrative costs of approximately $273,000 in the third quarter of 2010 compared to the same period in 2009 was primarily due to the following reasons:

●	a $160,000 decrease costs related to a lawsuit settlement in third quarter of 2009;
●	a $30,000 decrease in depreciation expense attributable to the consolidation of our Canadian operations to Florida;
●	a $35,000 reduction in SG & A costs due to the consolidation of our Canadian operations to Florida;
●	a $58,000 decrease in show costs resulting from timing of shows versus the prior period;
●	a $27,000 decrease in utilities cost attributable to finalizing the consolidation of our operations in Florida;
●	a $56,000 decrease in consulting costs related to our European sales distribution channel; and
●	a $16,000 decrease in taxes and licenses related to moving to our new facility.

Index

The decrease in selling, general and administrative costs for the third quarter 2010 compared to the same period in 2009 was offset by:

●	a $34,000 increase in advertising costs to support our distribution and new product sales;
●	a $38,000 increase in regulatory costs to support our new products;
●	a $18,000 increase in travel costs as a result travel to support the development and sale of new products;
●	a $9,000 increase in loss on disposal of assets related to Canada; and
●	a $10,000 increase in credit card and bank fees as more customers are paying by credit card.

The 2.1% decrease in selling, general and administrative costs of approximately $75,000 for the nine month period ending September 30, 2010 as compared to the same period in 2009 was primarily the result of the following:

●	a $160,000 decrease costs related to a lawsuit settlement in third quarter of 2009;
●	a $40,000 decrease in show costs resulting from timing of shows versus the prior period;
●	a $39,000 decrease in general insurance expense due to an increase in insurance costs offset by a credit from an insurance audit;
●	a $17,000 reduction in moving costs due to the move to the new facility in 2009 costing more than the move to consolidate our Canadian operations to Florida;
●	a $127,000 decrease in consulting costs related to our European sales distribution channel;
●	a $50,000 decrease in depreciation expense attributable to the consolidation of our Canadian operations to Florida;
●	a $59,000 decrease in utility expense attributable to finalizing the consolidation of our operations in Florida;
●	a $30,000 decrease in phone costs as a result of the move to the new building in the second quarter of 2009;
●	a $3,000 decrease in taxes and license costs related to our moving to the new facility; and
●	a $11,000 decrease in commissions paid in 2010.

The decrease in selling, general and administrative for the nine month period ending September 30, 2010 as compared to the same period in 2009 was offset by:

●	$40,000 increase in Bovie Canada cost due to one time write-offs attributable to the consolidation of operations to Florida;
●	a $25,000 increase in consulting costs for the development of the surgical suite marketing plan;
●	a $55,000 increase in advertising costs and marketing supplies to support our distribution and new product sales;
●	a $86,000 increase in regulatory costs to support our new products;
●	a $48,000 increase in travel costs as a result of travel to support the development and sale of new products;
●	a $23,000 loss on disposition of fixed assets related to our move to the new facility;
●	a $35,000 increase in foreign currency loss due to fluctuation in rates attributable to vendor payments and the consolidation of our Canadian operations to Florida;
●	a $30,000 increase in credit card and bank fees as more customers are paying by credit card;
●	a $16,000 increase in promotional training for our distribution and new government contract sales;
●	a $14,000 increase in royalty payments for the Meg product line;
●	a $18,000 increase in repair and maintenance due to supporting a larger facility;
●	a $18,000 increase in rent expense due to allocation of leased building to SG&A vs. CGS before the move to the new facility;
●	a $32,000 increase in postage and marketing supplies to support the new product lines; and
●	a 21,000 increase in computer and infrastructure costs to support our new products.

Other Income

(in thousands)	Three months ended September 30,		Percent of sales		Percent	Nine months ended September 30,		Percent of sales		Percent
	2010	2009	2010	2009	change	2010	2009	2010	2009	change
Interest income (expense)	$(57)	$(55)	(0.9%)	(0.9%)	(3.6%)	$(169)	$1	(0.9%)	0.0%	(17000%)
Other gain	$182	0	2.8%	0.0%		$799	0	4.4%	0.0%

Net interest expense increased by approximately $3,000 or 5.3% in the three months ended September 30, 2010 as compared to the same period in 2009 primarily due to capitalized interest expense related to the industrial revenue bonds used to finance our new facility in 2009.

Index

For the nine-month period ended September 30, 2010 when compared to the same period in 2009, net interest income increased by $170,000, primarily as a capitalized interest expense related to the industrial revenue bonds used to finance our new facility in 2009.

Other gain was the result of the change in the fair value of the warrants associated with the equity issuance in April of 2010.  The derivative warrant liability was valued at approximately $799,000 at the issuance date and was valued at approximately $105,000 at September 30, 2010.  The gain of approximately $139,000 is recognized in the third quarter of 2010.  The year to date gain is approximately $694,000.

Also included in the other gain is an adjustment for the fair value of the Lican liability as of September 30, 2010.  The fair value as of December 31, 2009 was $218,150 and the fair value as of September 30, 2009 is $113,400.  The decrease in fair value for the third quarter 2010 was approximately $43,000 and for the year to date September 30, 2010 was approximately $105,000.

Income Taxes

(in thousands)	Three months ended September 30,		Percent of sales		Percent	Nine months ended September 30,		Percent of sales		Percent
	2010	2009	2010	2009	change	2010	2009	2010	2009	change
Income before inc. taxes	$9	$(165)	(2.7%)	(2.6%)	(105%)	$(608)	$705	(3.4%)	3.5%	(186%)
Benefit (Provision) taxes	$(5)	$128	(0.1%)	2.0%	104%	$442	$(137)	2.5%	(0.7%)	(422%)
Effective tax rate	55.5%	--				--	19.4%

For the nine months ended September 30, 2010 we recorded a net benefit for income tax of approximately $442,000 as compared to a provision for tax of approximately $137,000 for the same period in 2009.  The effective tax rates for the nine months ended September 30, 2010 and 2009 were zero and 19.4%, respectively.  The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 34% is due primarily to the utilization of net operating loss carryforwards coupled with research and development tax credits, permanent differences for fair value changes in liabilities, and various return to provision adjustments.

We estimate that our annual effective tax rate is approximately 34%.  We adjust our income tax provision for both temporary and permanent differences between net taxable income according to the codification of accounting principles and net taxable income pursuant to the Internal Revenue Code and other state income tax codes.

As a result of the above, the net income/(loss) for the three months ended September 30, 2010 was approximately $4,000 compared to a loss of approximately $38,000 for the same period in 2009.  The net loss for the nine months ended September 30, 2010 was approximately $166,000 compared to net income of approximately $586,000 for the same period in 2009.

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

Index

Liquidity and Capital Resources

Our working capital at September 30, 2010 increased by approximately $2.0 million to $12.7 million from approximately $10.7 million at December 31, 2009. This increase was mainly attributed to the cash received from the April 18, 2010 private equity issuance. Accounts receivable days sales outstanding were 41.0 days and 33.2 days at September 30, 2010 and 2009 respectively. The number of days worth of sales in inventory, which is the total inventory available for production divided by the 12 month average cost of materials, increased 52 days to 241 days equating to an inventory turn ratio of 1.2 at September 30, 2010 from 189 days and an inventory turn ratio of 1.7 at December 31, 2009. The higher number of days worth of sales in inventory which translated into a lower inventory turnover rate is mainly due to the decrease in sales related to our generator product lines which contain a greater number of parts compared to all our other products.

We used cash from operations of approximately $954,000 for the nine months ended September 30, 2010, compared to generating approximately $421,000 for the same period of 2009, a decrease of approximately $1.4 million. While there were various timing changes in current assets and current liabilities, this change resulted primarily from changes in non-cash items affecting results of operations (primarily deferred income taxes and changes in the fair value of certain liabilities).

In the nine month period ended September 30, 2010, we used approximately $350,000 for the purchase of property and equipment as compared to purchases amounting to approximately $2.2 million for the same period in 2009. The decrease relates to significant amounts expended to refurbish our new Clearwater, Florida facility in the first half of 2009.

We generated cash from financing activities of approximately $1.71 million during the first nine months of 2010, a decrease of approximately $524,000 compared with the same period in 2009. The net decrease in cash from financing activities resulted from the following:

●	a decline in proceeds from the escrow account of approximately $36,000;
●	an increase in cash resulting from sales of our common shares of approximately $2.8 million net of placement costs; and
●	a net change in the line of credit of approximately $1 million.

During fiscal 2008, we borrowed $4.0 million through the issuance of industrial revenue bonds for the purchase and renovation of our new facility through RBC Bank, of which we received $2.7 million in 2008 and the remaining escrow portion of approximately $1.3 million in 2009.  The bonds, which are being amortized over a 20 year term, balloon in 10 years and bear interest at a fixed interest rate of 4.6%.  Scheduled maturities of this indebtedness are $33,750, $140,000, $145,000, $155,000 and $160,000 for 2010, 2011, 2012, 2013, and 2014 respectively.

We had approximately $2.6 million in cash and cash equivalents at September 30, 2010. We believe our cash on hand, as well as anticipated cash flows from operations, will be sufficient to meet our operating cash commitments for the next year. Should additional funds be required, we have secured additional borrowing capacity with RBC Bank (USA). (see below)

On December 2, 2009, RBC Bank (USA) increased our secured revolving line of credit to $8 million from the previous $5 million and on the same date provided us with a separate additional credit facility for up to $1 million specific to financing new equipment purchases.

Advances under the $8 million line of credit are due on demand and bear interest at a rate of LIBOR plus 2% with a minimum floor rate of 4.0% and are secured by a perfected first security interest in our inventory and accounts receivable.

The $1 million facility relating to equipment purchases provides for a 2 year draw up period followed by a 5 year term period and bears interest also at LIBOR plus 2% with a minimum floor of 4% and is secured by a perfected first security interest in the new equipment purchased. This equipment credit facility also allows us the option of financing purchased equipment at 75% of the cost through either a traditional loan or through RBC leasing at the time of purchase. At September 30, 2010 we had used approximately $112,000 of this credit facility.

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

At September 30, 2010 we were in full compliance with the loan covenants and ratios of both the credit facilities. According to our most recent borrowing base calculation we had approximately $4.0 million total availability under the $8 million credit line, of which we currently have a zero balance. We also have available approximately $888,000 under the equipment line of credit.

On April 18, 2010, we entered into a Securities Purchase Agreement with certain investors who purchased common stock and warrants in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated. This offering, which closed on April 28, 2010, resulted in gross proceeds of approximately $2.8 million. (See Note 7)

Index

Our future contractual obligations for agreements with initial terms greater than one year and agreements to purchase materials in the normal course of business are summarized as follows (in thousands):

Description	Years Ending December 31,
	2010	2011	2012	2013	2014	2015
Operating leases	$70	$252	$247	$223	$11	$-
Employment agreements	$235	$1,052	$1,058	$914	$73	$-
Purchase Commitments	$1,117	$3,351	$-	$-	$-	$-

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

It is our policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. To the extent that the probable tax outcome of these uncertain tax positions changes, such changes in estimate will impact the income tax provision in the period in which such determination is made. At September 30, 2010, we were currently under examination by the Internal Revenue Service for our 2008 tax year. We believe we have appropriately accounted for any unrecognized tax benefits. To the extent we prevail in matters for which a liability for an unrecognized tax benefit is established or we are required to pay amounts in excess of the liability, our effective tax rate in a given financial statement period may be affected.

Inflation

Inflation has not materially impacted the operations of our Company.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements at this time.

ITEM 3.  QUANTITATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK

Our short term investments consist of cash, cash equivalents and overnight investments. As such we do not believe we are exposed to significant interest rate risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid overnight money market investments. If a 10% change in interest rates were to have occurred on September 30, 2010, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Similarly, such an increase in rates on our borrowings would not have a material impact on our operations.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of September 30, 2010.  Based upon that evaluation, our CEO and CFO concluded that, as of September 30, 2010, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Index

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f)) during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 9, 2010, we filed a complaint in the United States District for the Middle District of Florida (Tampa Division) naming Steven Livneh, who at the time was a director of the Company and two related entities as defendants. In our complaint, we are seeking, among other things, a declaratory judgment from the Court concerning our  rights under certain agreements entered into with the Defendants in 2006 in connection with our acquisition of certain assets and technology, including intellectual property relating to our Seal-N-Cut product. We are also seeking damages for breach of contract, breach of fiduciary duty by Mr. Livneh relating to his service as an officer and director of the Company, tortious interference with contractual relations, defamation, slander of title and injunctive relief. It is too early in the proceeding to determine the extent, if any, of our possible exposure in the lawsuit.  Mr. Livneh filed a motion seeking to (a) dismiss the complaint or, in the alternative, to (b) change the venue of the action to the Eastern District of New York or, the Eastern District of Michigan.  At present, the motion is under consideration by the Court and no decision has been rendered.

In the normal course of business, we are subject, from time to time, to legal proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of September 30, 2010. These matters could affect the operating results of any one quarter when resolved in future periods.

ITEM 1A.  RISK FACTORS

There have been no material changes to the Risk Factors previously disclosed in our report on Form 10-K for the year ended December 31, 2009 except for the following updated additions to  risk factors listed below:

The market price of our stock has been and may continue to be highly volatile.

Our common stock is listed on the NYSE Amex Market under the ticker symbol “BVX.”  The market price of our stock has been and may continue to be highly volatile, and announcements by us or by third parties may have a significant impact on our stock price. These announcements may include:

●	our listing status on the NYSE Amex Market;
●	our operating results or operating results below the expectations of public market analysts and investors;
●	developments in our relationships with or developments affecting our major customers;
●	negative regulatory action or regulatory non-approval with respect to our new products;
●	government regulation, governmental investigations, or audits related to us or to our products;
●	developments related to our patents or other proprietary rights or those of our competitors; and
●	changes in the position of securities analysts with respect to our stock;

Index

The stock market has from time to time experienced extreme price and volume fluctuations, which have particularly affected the market prices for the medical technology sector companies, and which have often been unrelated to their operating performance.  These broad market fluctuations may adversely affect the market price of our common stock.

Historically, when the market price of a stock has been volatile, holders of that stock have often instituted securities class action litigation against the company that issued the stock.  If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit.  The lawsuit could also divert the time and attention of our management.

In addition, future sales by existing stockholders or any new stockholders receiving our shares in any financing transaction may lower the price of our common stock, which could result in losses to our stockholders.  Future sales of substantial amounts of common stock in the public market, or the possibility of such sales occurring, could adversely affect prevailing market prices for our common stock or our future ability to raise capital through an offering of equity securities. Substantially all of our common stock is freely tradable in the public market without restriction under the Securities Act, unless these shares are held by our “affiliates”, as that term is defined in Rule 144 under the Securities Act.

Exercise of warrants and options issued by us will dilute the ownership interest of existing stockholders.

As of September 30, 2010, the warrants issued by us in April 2010 were exercisable for up to approximately 286,000 shares of our common stock, representing approximately two percent of our then outstanding common stock.

As of September 30, 2010, our outstanding stock options to our employees, officers, directors and consultants were exercisable for up to 1.9 million shares of our common stock, representing approximately an additional eleven percent of our then outstanding common stock.

The exercise of some or all of our warrants and stock options will dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion or exercise could adversely affect prevailing market prices of our common stock.

Even if we are successful in developing and obtaining approval for our new product candidates, there are various circumstances that could prevent the successful commercialization of the products.

Our ability to successfully commercialize our products will depend on a number of factors, any of which could delay or prevent commercialization, including:

●	the regulatory approvals of our new products are delayed or we are required to conduct further research and development of our products prior to receiving regulatory approval;
●	we are unable to build a sales and marketing group to successfully launch and sell our products;
●	we are unable to raise the additional funds needed to successfully develop and commercialize our products or acquire additional products for growth;
●	we are required to allocate available funds to litigation matters;
●	we are unable to manufacture the quantity of product needed in accordance with current good manufacturing practices to meet market demand, or at all;
●
our product is determined to be ineffective or unsafe following approval and is removed from the market or we are required to perform additional research and development to further prove the safety and effectiveness of the product before re-entry into the market;

●	competition from other products or technologies prevents or reduces market acceptance of our products;
●	we do not have and cannot obtain the intellectual property rights needed to manufacture or market our products without infringing on another company’s patents; or
●	we are unsuccessful in defending against patent infringement claims that could be brought against us our products or technologies;

The failure to successfully acquire or develop and commercialize new products will adversely affect the future growth of our business, financial condition and results of operations.

We face risks related to intellectual property.

We intend to continue to seek legal protection, primarily through patents, for our proprietary technology. Seeking patent protection is a lengthy and costly process, and there can be no assurance that patents will be issued from any pending applications, or that any claims allowed from existing or pending patents will be sufficiently broad to protect our proprietary technology. There is also no guarantee that any patents we hold will not be challenged, invalidated or circumvented, or that the patent rights granted will provide competitive advantages to us. Our competitors have developed and may continue to develop and obtain patents for technologies that are similar or superior to our technologies. In addition, the laws of foreign jurisdictions in which we develop, manufacture or sell our products may not protect our intellectual property rights to the same extent as do the laws of the United States.

Index

Adverse outcomes in current or future legal disputes regarding patent and intellectual property rights could result in the loss of our intellectual property rights, subject us to significant liabilities to third parties, require us to seek licenses from third parties on terms that may not be reasonable or favorable to us, prevent us from manufacturing or selling our products, or compel us to redesign our products to avoid incorporating third parties’ intellectual property. As a result, our product offerings may be delayed, and we may be unable to meet customers’ requirements in a timely manner. Regardless of the merit of any legal proceeding, we have incurred in the past and may be required to incur in the future substantial costs to prosecute or defend our intellectual property rights. Even in the absence of infringement by our products of third parties’ intellectual property rights, or litigation related to trade secrets we have elected in the past and may in the future elect to enter into settlements to avoid the costs of protracted litigation and the diversion of resources and management attention. However, if the terms of settlements entered into with certain of our competitors are not observed or enforced, we may suffer further costs. Any of these circumstances could have a material adverse effect on our business, financial condition and resources or results of operations.

Our ability to develop intellectual property depends on hiring, retaining and motivating highly qualified design and engineering staff with the knowledge and technical competence to advance our technology and productivity goals. To protect our trade secrets and proprietary information, generally we have entered into confidentiality agreements with our employees, as well as with consultants and other parties. If these agreements prove inadequate or are breached, our remedies may not be sufficient to cover our losses.

We are subject to litigation proceedings that could adversely affect our business.

Intellectual Property Litigation or Trade Secrets

We have received certain allegations of infringement of intellectual property rights and use of trade secrets and may receive other such claims, with or without merit, in the future. In the past, claims of infringement of intellectual property rights have sometimes evolved into litigation against us, and they may continue to do so in the future. It is inherently difficult to assess the outcome of litigation. Although we believe we have compelling defenses to these claims and that the outcome of the litigation will not have a material adverse impact on our business, financial condition, or results of operations, there can be no assurances that we will prevail. Any such litigation could result in substantial cost to us, significantly reduce our cash resources, and create a diversion of the efforts of our technical and management personnel, which could have an adverse effect on our business, financial condition and operating results. If we are unable to successfully defend against such claims, we could be prohibited from future sales of the infringing product or products, which could materially and adversely affect the future growth of the company.

Other Litigation

In addition to the litigation risks and proceedings mentioned above, we are currently involved or may become subject to legal claims or proceedings related to securities, employment, customer or third party contracts, environmental regulations, product liability or other matters. If we are required to defend against a legal claim or deem it necessary or advisable to initiate a legal proceeding to protect our rights, the expense and distraction of such a claim or proceeding, whether or not resolved in our favor, could materially and adversely effect our business, financial condition and operating results. Further, if a claim or proceeding were resolved against us or if we were to settle any such dispute, we could be required to pay damages or refrain from certain activities, which could have a material adverse impact on our business, financial condition and operating results.

We have incurred and may in the future incur impairments to goodwill or long-lived assets.

We review our long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Additionally, if in any period our stock price decreases to the point where our fair value, as determined by our market capitalization, is less than the book value of our assets, this could also indicate a potential impairment and we may be required to record an impairment charge in that period, which would adversely affect our results of operations.

Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance. We operate in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. Additionally, if our analysis indicates potential impairment to goodwill or any other long-lived intangible asset, we may be required to record additional charges to earnings in our financial statements, which could negatively impact our results of operations.

Index

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 18, 2010, we entered into a Securities Purchase Agreement with purchasers named therein to raise in the aggregate of approximately $3 million in a private placement of common stock and warrants pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder. Upon closing of the transaction, we entered into a Registration Rights Agreement with the purchasers and issued to the purchasers an aggregate of 571,429 shares of common stock at a per share price of $5.25, and warrants to acquire additional shares of common stock of up to fifty (50%) percent of the common shares acquired by each respective purchaser at an exercise price of $6.00 per share.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  (Removed and Reserved)

ITEM 5.  OTHER INFORMATION

Subsequent Event

On November 1, 2010, we closed on the sale of our old facility located at 7100 30th Avenue North, St. Petersburg, Florida, which had a selling price of $700,000. The building was debt free and we received net cash proceeds of approximately $633,000 after reductions for selling and closing costs and our prorated portion of real estate taxes which resulted in a loss of approximately $301,000.

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

Bovie Medical Corporation

Dated: November 9, 2010	By:	/s/ Andrew Makrides
Andrew Makrides
Chief Executive Officer

Dated: November 9, 2010	By:	/s/ Gary D. Pickett
Gary D. Pickett
Chief Financial Officer