Form 10-K/A
period 2010-12-31
BOVIE MEDICAL CORP
filed 2011-03-31
CIK 719135

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
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
Yes:  ☒     No ☐

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (para 232.405 of this chapter) during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files).
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

Large accelerated filer ☐                                           Accelerated filer ☐     Non-accelerated filer ☐   Small reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐                      No ☒

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of June 30, 2010, the registrant’s most recently completed second fiscal quarter, was approximately $52,700,000.

The number of shares of the registrant's $.001 par value common stock outstanding on the NYSE Amex exchange as of March 1, 2011 was 17,711,115

Company Symbol-BVX
Company SIC (Standard Industrial Code)-3841

DOCUMENTS INCORPORATED BY REFERENCE

Parts I, II and III and portions of Part IV of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 31, 2010.

Explanatory Note

This Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission on March 31, 2011 (the “Original Filing”), is filed solely to include Exhibits 3.1, 3.2 and 14.1, which were unintentionally omitted from Part IV, Item 15(a)(3) of the Original Filing. No other changes have been made to the Original Filing and this amendment does not reflect events that have occurred subsequent to the Original Filing date.

This Form 10-K/A includes new certifications from the Company's Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2.

Table of Contents

Part IV
Item 15	Exhibits Index	1

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules

Exhibit Number	Exhibit
3.1	Articles of Incorporation of the Registrant (filed herewith)
3.2	Bylaws of the Registrant (filed herewith)
4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 filed November 24, 2004)
10.1	2001 Statutory and Non-Statutory Stock Option Plan (Incorporated by reference to Registrant’s Registration Statement on Form S-8 filed July 16, 2001)
10.2	2003 Key Services Stock Option Plan (Incorporated by reference to Registrant’s Registration Statement on Form S-8 filed May 12, 2006)
10.3	Original Equipment Manufacturer Agreement between Arthrex, Inc. and Bovie Medical Corp. dated as of June, 2002*
10.4**	Distribution Agreement between Bovie Medical Corporation and Boston Scientific dated October 6, 2006 amended and as re-filed, inclusive of Exhibit A*
10.5**	First Amendment to Distribution Agreement between Boston Scientific Corporation and Bovie Medical Corporation August 23, 2007, as re-filed*
10.6**	Termination Purchase and License Agreement between Boston Scientific Corporation and Bovie Medical Corporation dated April 29, 2008 as amended and re-filed, inclusive of Exhibit A*
10.7**	First Amendment to Manufacturing and Development Agreement dated August 24, 2007 between Bovie Medical Corporation and Arthrex, Inc.*
10.8	First Amendment to OEM Agreement between Arthrex, Inc. and Bovie Medical Corp. dated as of July, 2007*
10.9	Employment Agreement effective January 1, 1998 between Bovie Medical Corporation and Andrew Makrides (Incorporated by reference to Registrant’s report on Form 10KSB/A filed July 15, 2005)
10.10
Amended Employment Agreement dated as of January 6, 2004 by and between Bovie Medical Corporation and Andrew Makrides (Incorporated by reference to Registrant’s report on Form 10KSB/A filed August 25, 2005)

10.11	Amended Employment Agreement dated January 15, 2006 between Bovie Medical Corporation and Andrew Makrides*
10.12	Employment Agreement effective January 1, 1998 between Bovie Medical Corporation and J. Robert Saron (Incorporated by reference to Registrant’s report on Form 10KSB/A filed July 15, 2005)
10.13
Amended Employment Agreement dated as of January 6, 2004 by and between Bovie Medical Corporation and J. Robert Saron (Incorporated by reference to Registrant’s report on Form 10KSB/A filed August 25, 2005)

10.14	Amended Employment Agreement dated January 15, 2006 between J. Robert Saron and Bovie Medical Corporation*
10.15	Employment Agreement effective January 1, 1998 between Bovie Medical Corporation and Moshe Citronowicz (Incorporated by reference to Registrant’s report on Form 10KSB/A filed July 15, 2005)
10.16
Amended Employment Agreement dated as of January 6, 2004 by and between Bovie Medical Corporation and Moshe Citronowicz (Incorporated by reference to Registrant’s report on Form 10KSB/A filed August 25, 2005)

10.17	Amended Employment Agreement dated January 15, 2006 between Moshe Citronowicz and Bovie Medical Corporation*
10.18	Employment Agreement dated June 18, 2007 between Bovie Medical Corporation and Gary Pickett*
10.19	Employment Agreement dated as of March 2, 2010 between Bovie Medical Corporation and Leonard Keen (Incorporated by reference to the Registrant’s report on Form 8-K filed on March 8, 2010)

1

10.20	Modification Agreement by and between Bovie Medical Corporation and RBC Bank (USA) dated December 2, 2009 (Incorporated by reference to the Registrant’s report on Form 8-K filed on March 15, 2010)
10.21
Loan Agreement between Pinellas County Industrial Development Authority and Bovie Medical Corporation dated as of November 1, 2008 (Incorporated by reference to the Registrant’s report on Form 8-K/A filed May 12, 2009)

10.22
Memorandum of Agreement between Pinellas County Industrial Development Authority & Bovie Medical Corporation dated November 13, 2008 (Incorporated by reference to the Registrant’s report on Form 8-K/A filed May 12, 2009)

10.23	Letter of Credit Agreement between Bovie Medical Corporation and RBC Bank (USA) dated as of November 13, 2008 (Incorporated by reference to the Registrant’s report on Form 8-K/A filed May 12, 2009)
10.24
Securities Purchase Agreement, dated April 18, 2010, by and among Bovie Medical Corporation and the investors listed on the Schedule of Buyers attached thereto (Incorporated by reference to the Registrant’s report on Form 8-K filed April 20, 2010)

10.25
Form of Registration Rights Agreement by and among Bovie Medical Corporation and the investors listed on the signature pages thereto (Incorporated by reference to the Registrant’s report on Form 8-K filed April 20, 2010)

10.26	Form of Warrant issued to the Buyers under the Securities Purchase Agreement (Incorporated by reference to the Registrant’s report on Form 8-K filed April 20, 2010)
10.27	Form of Warrant issued to Rodman & Renshaw, LLC and Gilford Securities Inc. (Incorporated by reference to the Registrant’s report on Form 8-K filed April 20, 2010)
14.1	Bovie Medical Corporation Code of Ethics (Incorporated by reference to Registrants filed herewith)
21.1	Subsidiaries of Bovie Medical Corporation (filed herewith)
31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith
31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith
32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002, filed herewith
32.2	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002, filed herewith

*Incorporated by reference to the Registrant’s report on Form 10-K/A filed November 30, 2009.
**Subject to a confidential treatment application made by the Company.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Melville, New York on March 31, 2011.

Bovie Medical Corporation

By: /s/ ANDREW MAKRIDES
Andrew Makrides
Chief Executive Officer
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

Principal Executive Officer:

/s/ ANDREW MAKRIDES	Chief Executive Officer and Chairman of the Board	March 31, 2011
Andrew Makrides

Principal Financial Officer:

/s/ GARY D. PICKETT	Chief Financial Officer, Treasurer, and Secretary	March 31, 2011
Gary D. Pickett

Directors:

/s/ J. ROBERT SARON	President, Chief Sales and Marketing Officer and Director	March 31, 2011
J. Robert Saron

/s/ GEORGE KROMER	Director	March 31, 2011
George Kromer

/s/ MICHAEL NORMAN	Director	March 31, 2011
Michael Norman

/s/ AUGUST LENTRICCHIA	Director	March 31, 2011
August Lentricchia

/s/ STEVEN MACLAREN	Director	March 31, 2011
Steven MacLaren

/s/ GREG KONESKY	Director	March 31, 2011
Greg Konesky