Form 10-K
period 2010-12-31
BOVIE MEDICAL CORP
filed 2011-03-31
CIK 719135

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

Yes: ☐	No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes: ☐	No ☒

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
None.

Bovie Medical Corporation
2010 Form 10-K Annual Report

BOVIE MEDICAL CORPORATION

Cautionary Notes Regarding “Forward-Looking” Statements

This report contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements give our current expectations or forecasts of future events.  Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue,” or similar words or the negative thereof.  From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public.  Any or all of our forward-looking statements in this report and in any public statements we make could be materially different from actual results.  They can be affected by assumptions we might make or by known or unknown risks or uncertainties.  Consequently, we cannot guarantee any forward-looking statements.  Investors are cautioned not to place undue reliance on any forward-looking statements.  Investors should also understand that it is not possible to predict or identify all such factors and should not consider the risk factors discussed in Item 1A below to be a complete statement of all potential risks and uncertainties.  Past performance is no guaranty of future results.

Part I

ITEM 1.  Business

General

Bovie Medical Corporation (“Company” or “Bovie”) was incorporated in 1982, under the laws of the State of Delaware and has its principal executive office at 734 Walt Whitman Road, Melville, New York 11747.

We are actively engaged in the business of developing, manufacturing, and marketing medical products and devices with a strong emphasis in electrosurgical generators and electrosurgical disposables. We sell a broad range of products designed for doctor’s offices, surgery centers and hospitals.

Significant Subsidiaries

Aaron Medical Industries, Inc. is a wholly-owned Florida corporation based in Clearwater, Florida. It is principally engaged in the business of marketing our medical products.

Bovie Canada ulc (a wholly-owned subsidiary of Bovie Holdings, LLC, which is wholly-owned by us) an Alberta, Canada Corporation had a facility located in Windsor, Ontario, which was consolidated into our U.S. operations during 2010 and the operations were moved to our Clearwater, Florida facility.

Industry

We believe the medical device industry, although it can be challenging and very competitive, will continue to have a long term growth outlook with the number of surgical procedures performed increasing annually as a result of the aging “baby boomer” population. Additionally, we also anticipate a continued increase in minimally invasive surgical procedures due to ongoing advancements in technology coupled with continued overall pressure to reduce healthcare costs via a reduction in patient trauma and recovery time. Expanding global markets will also continue to provide growth opportunities for the medical device industry.

Business Strategy

We manufacture and market products, both under private label and the Bovie brands (Aaron®, IDS™, and ICON™), to distributors worldwide. Additionally, Bovie has original equipment manufacturing (OEM) agreements with other medical device manufacturers. These OEM and private label arrangements and our use of the Bovie brands allow us to gain greater market share for the distribution of our products.

In 2010 we have continued the development of new products and submitted 510K’s to the Food and Drug Administration (“FDA”) for the Seal-N-Cut™, A1450™ generator, and our J-Plasma™ handpiece.  We received 510K clearance for our ICON™ VS generator in 2010.

During 2010, after evaluating the future outlook of our patent related to our SEER™ product line, we determined that the asset value was impaired and further calculated the impairment loss to be approximately $1.3 million. Subsequently, as a condition to our March 3, 2011 settlement with Salient Surgical Technologies, Inc. and Medtronic, Inc., we agreed to to immediately exit and not enter into the monopolar and bipolar saline-enhanced RF device business (including SEER™ and BOSS™) worldwide through February 2015 (see ITEM 3. “Legal Proceedings”). The terms of this settlement also included a provision for a possible OEM contract manufacturing relationship between Salient and our company, subject to requisite due diligence.

In the past couple of years we have experienced a trend of longer than usual timeframes related to new products moving through the FDA clearance process. This trend coupled with the complexity of the new innovations and our high product standards have resulted in development times longer than initially anticipated.  However, during 2010 we continued to make substantial progress in all of our new products along with further discovery of potential new applications, benefits, and uses for our J-Plasma™ product line.

Cautery sales remained flat from 2008 to 2009 but trended up in 2010.

Our electrosurgery sales saw an approximate 9% upward trend in our generator sales in 2010 over 2009, however we also experienced a downward trend in our electrosurgery disposables of approximately 14% due mainly to a reduction in sales of an OEM product line in 2010 over 2009.

Company Products

We group our products into three main categories: electrosurgery, cauteries, and other products. Information regarding sales by product categories and related percentages is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report (page 21) and is incorporated by reference herein.

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

Aaron® 900 and Aaron® 940

These products are low powered (30 and 40 watt) and high frequency desiccators. These units were designed primarily for dermatology and family practice physicians. The units are used mainly for removing small skin lesions and growths as well as for office based coagulation.

Aaron® 950

Bovie has developed a high frequency desiccator with cut capacity for outpatient surgical procedures. These generators allow physicians to change the power settings with one action. They were designed mainly for use in doctors’ offices and are utilized in a variety of specialties including dermatology, gynecology, family practice, urology, plastic surgery and ophthalmology.

Aaron ®1250U

We have also developed a 120-watt multipurpose electrosurgery generator. The unit features monopolar and bipolar functions with pad sensing. This generator was recently redesigned to allow one unit to work with a line voltage ranging from 100 – 240 VAC whereas previously there was a need for three different versions.

Aaron ®2250 / 3250 and IDS™ 200 / 300 / 400

Given the market interest in more powerful electrosurgical generators, we have developed 200, 300 and 400-watt multipurpose digital electrosurgery generators designed for the rapidly expanding surgi-center market and the hospital market. The digital hardware allows very high parallel data processing throughout the operation. All data is sampled and processed digitally. For the first time in electrosurgery, through digital technology, we are able to measure tissue impedance in real time (5,000 times a second). These units have been designed based on a digital feedback system. Bovie is using dedicated digital hardware instead of a general purpose controller for processing data.  As the impedance varies, the power is adjusted to deliver a consistent clinical effect. The IDS™ 200 / Aaron® 2250 have the capability to do most procedures performed today in the surgi-center or outpatient settings and was introduced in 2003. Although 200 watts is more than enough power to do most procedures in the operating room, 300 watts is considered the standard and believed to be what most hospitals and surgi-centers will require. Therefore, we developed the IDS™ 300/ Aaron® 3250. The Bovie® IDS™ 400 is a 400 watt generator designed primarily for sale in the overseas markets. These units feature both monopolar and bipolar functions, have pad and tissue sensing, plus nine blended cutting settings.

ICON™ GI and ICON™ GP

The ICON™ product lines are innovative, custom designed specialty electrosurgical generators that incorporate an easy to use touch-screen interface which provides the user flexibility in achieving a desired effect through different digitally built-in modes.  In addition, the ICON™ product line was designed to improve safety and convenience by requiring the use of only split pads with digital technology to protect against pad burns. It features specialized error messaging to prevent misinterpretation and allows for quicker troubleshooting, and has specialized audible alerts to indicate improper cable connections. The ICON™ line represents a new foundation platform that can be readily expanded thereby reducing the development time and cost for future new specialized generators and also allowing the user to easily upgrade existing units.   The ICON™ GI is designed for the gastrointestinal (“GI”) niche market, while the ICON™ GP is designed for a more general purpose market like hospital operating rooms, surgery centers, etc.

Resistick™ II

Resistick™ II is a coating that is applied to stainless steel which resists eschar (scab or scar tissue caused by burning) during surgery. The coated electrodes continue the expansion of the Bovie® line of electrosurgical disposables.  Since its introduction in June, this product has sales of approximately $348,000 in 2010.

SEER™ line

During 2010, after evaluating the future outlook of our patent related to our SEER™ product line, we determined that the asset value was impaired and further calculated the impairment loss to be approximately $1.3 million. Subsequently, as a condition to our March 3, 2011 settlement with Salient Surgical Technologies, Inc. and Medtronic, Inc., we agreed to to immediately exit and not enter into the monopolar and bipolar saline-enhanced RF device business (including SEER™ and BOSS™) worldwide through February 2015 (see ITEM 3. “Legal Proceedings”).

Cauteries

Battery Operated Cauteries

Battery operated cauteries constitute our second largest product line. Cauteries were originally designed for precise hemostasis (to stop bleeding) in ophthalmology. The current use of cauteries has been substantially expanded to include sculpting woven grafts in bypass surgery, vasectomies, evacuation of subungual hematoma (bleeding from a smashed fingernail) and for arresting bleeding in many types of surgery. Battery operated cauteries are primarily sterile one-time use products. Bovie manufactures one of the broadest lines of cauteries in the world, including but not limited to, a line of replaceable battery and tip cauteries, which are popular in overseas markets.

Other Products

Battery Operated Medical Lights

We manufacture a variety of specialty lighting instruments for use in ophthalmology as well as specialty lighting instruments for general surgery, hip replacement surgery and for the placement of endotracheal tubes in emergency and surgical procedures. We also manufacture and market physicians’ office use penlights.

Nerve Locator Stimulator

Bovie manufactures a nerve locator stimulator primarily used for identifying motor nerves in hand and facial reconstructive surgery. This instrument is a self-contained, battery-operated unit, individually packaged sterile, for one time use.

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

Disposable laparoscopic instruments

Disposable laparoscopic instruments that are available in over thirty different jaw patterns and lengths, including ratcheted and non-ratcheted and offer the physician the quality of a reusable instrument with the convenience of a disposable.    The instruments were released to our representatives in late February 2011 and have already been evaluated and purchased by physicians from a diverse group of specialties such as Gynecology, General Surgery and Urology.

Aaron® 1450

The Aaron® 1450-RF is a high frequency generator designed for surgery in the doctor office setting.  This unit operates at 4 MHz, eight times higher frequency than a standard electrosurgical generator which operates at approximately 500 KHz. This unit is intended to be the first in a family of 4MHz generators initially designed for several office based specialties.  The 1450-RF has been designed to include universal power control which allows the unit to be used in any power setting world wide. Subsequently, in March 2011, the FDA identified deficiencies in the original 510k submission and outlined several unresolved issues that need to be addressed. We will perform additional testing and evaluations to resolve the issues that were raised during the review. We plan to include this information in a new 510k submission.

Seal-N-Cut™ Handle and Accessories

The Seal-N-Cut™ is a new disposable endoscopic surgical handle that supports a plurality of electrical and mechanical modes. This technologically advanced endoscopic device will target the growing vessel and tissue sealing and cutting market. Due to recent device design improvements, we currently anticipate that we will have to re-submit the application for 510k approval in the third quarter 2011.

ICON™ VS

This generator expands further on our ICON™ platform which incorporates a flexible and simple user interface and allows for customization of the output modes for a variety of electrosurgical applications. This product, like the ICON™ GI and GP, its predecessor generators, is designed and being developed to add safety features and improve convenience in performing general purpose procedures and includes a vessel sealing component. This generator will also be used with our Seal-N-Cut handle and accessories. We have received 510K FDA clearance to market the ICON™ VS.

ICON™ GS (J-Plasma)

Our J-Plasma™ technology is the foundation for the ICON™ GS plasma system, which utilizes a gas ionization process producing a stable thin focused beam of ionized gas that can be controlled in a wide range of temperatures and intensities, providing the surgeon greater precision, minimal invasiveness and an absence of conductive currents during surgery. The development of this new gas system generator also includes the design of a new proprietary handpiece. We have received 510K FDA clearance to market the ICON™ GS.

We have submitted a 510k application to the FDA for our J-Plasma handpiece with retractable cutting features for both laparoscopic and open procedures, which application is currently pending. In addition, we have filed patent applications on enhancements beyond the original patented technology.

MEG™ Handle and Accessories

These modular forceps are ergonomically designed to provide surgeons added comfort and improved safety while reducing per-procedure costs. We launched our first generation of the MEG line in 2009, however after some market feedback we have suspended sales of the product line pending further evaluation.

BOSS™ product lines

As a condition to our March 3, 2011 settlement with Salient Surgical Technologies, Inc. and Medtronic, Inc., we are required to immediately exit and not enter into the monopolar and bipolar saline-enhanced RF device business (including BOSS™) worldwide through February 2015 (see ITEM 3. “Legal Proceedings”).

Sales & Marketing

The majority of our products are marketed through medical distributors, which distribute to more than 6,000 hospitals and to doctors and other health-care facilities. New distributors are contacted through responses to our advertising in international and domestic medical journals and domestic or international trade shows. International sales represented approximately 21% of total revenues in 2010 as compared with 16% in 2009 and 17% in 2008. Our products are sold in more than 150 countries through local dealers which are coordinated by sales and marketing personnel at the Clearwater, Florida facility.

Recently, in anticipation for the launch of our new surgical suite product lines, we have established a network of approximately 50 commission-based direct sales contractors to market and sell these products.

Our business is generally not seasonal in nature.

Competition

We compete with numerous manufacturers and distributors of medical supplies and devices, many of which are large and well established.

We sell our products and compete in various ways including by private labeling some of our products for major distributors under their label, and selling the majority of our other products through distributors. Private labeling allows us to increase our position in the marketplace and thereby compete from two different approaches, our Aaron® or Bovie® label, and our customers’ private label. Our private label customers distribute our products under their name through their internal sales force. Selling the majority of our other products through distribution increases our sales potential and helps level the playing field in regards to our larger competitors as most of the companies we compete with sell direct. Domestically, we believe, we have a substantial market share in the field of electrosurgical generator manufacturing which consists of our Company label and OEM units. We sell our products and compete with other manufacturers in various ways.

Our main competitors are Valleylab (a division of Covidien), Conmed and Erbe Electromedizine, in the electrosurgery market, Xomed (a division of Medtronics), in the battery operated cautery market, and Ethicon and U.S. Surgical in the endoscopic instrumentation market.   We believe our competitive position did not change in 2010.

Intellectual Property

We rely on our intellectual property that we have acquired over recent years including patents, trade secrets, technical innovations, and various licensing agreements to provide our future growth and build our competitive position. We own 12 patents and 16 trademarks in the U.S.  Some of our early patents are nearing the end of their patent term. We also have filed a number of U.S. and international patent applications for various new products. As we continue to expand our intellectual property portfolio we believe it is critical for us to continue to invest in filing patent applications to protect our technology, inventions, and improvements however, we can give no assurance that competitors will not infringe on our patent rights or otherwise create similar or non-infringing competing products that are technically patentable in their own right.

Manufacturing and Suppliers

We are committed to producing products of the highest quality and technical advancements. We manufacture the majority of our products on our premises in Clearwater, Florida which is certified under the ISO international quality standards and may be subject to continuing regulation and routine inspections by the FDA to determine compliance with regulations in our quality system, medical device reporting, and FDA restrictions on promoting products for unapproved or off-label uses. In addition, we are also subject to regulations under the Occupational Safety and Health Act, the Environmental Protection Act and other federal, state and local regulations.

Customers

We sell the majority of our current products through major distributors which include Cardinal Health, Independent Medical Co-Op Inc.(IMCO), McKesson Medical Surgical, Inc., Medline, National Distribution and Contracting Inc. (NDC) (Abco, Cida and Starline), Owens & Minor, and Physician Sales & Service (PSS) and have manufacturing agreements for private label of certain products with Arthrex and others. In fiscal 2010, Arthrex orders represented approximately 11% of our total revenues. As we experienced in 2010 over 2009 with a reduction in OEM ablator sales, should Arthrex determine to reduce or cease placement of orders for their products, our business will likely be adversely affected.

Backlog

The dollar value of unshipped factory orders is not material.

Employees

At December 31, 2010, we had 143 full-time employees consisting of 5 executive officers, 21 supervisory personnel, 9 sales personnel, and 108 technical support, administrative, and production employees. None of our current employees are covered by any collective bargaining agreement and we have never experienced a work stoppage. We consider our employee relations to be good.

ITEM 1A. Risk factors

In addition to risks and uncertainties in the ordinary course of business, important risk factors that may affect us are discussed below.  Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations,

Risks Relating to Our Business

Current challenges in the credit and capital markets may adversely affect our business and financial condition.

The current global economic crisis described below should also be considered when reviewing each of the subsequent paragraphs setting forth the various aspects of our business, operations, and products.

The recent global economic and financial market crisis has caused, among other things, a general tightening in the credit and capital markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and lower consumer and business spending. Although the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on us and our ability to raise capital or borrow money in the credit markets and potentially to draw on our revolving credit facility or otherwise obtain financing.      Similarly, current or potential customers and suppliers may no longer be in business, may be unable to fund purchases or may decide to reduce purchases, all of which could lead to reduced demand for our products, reduced gross margins, and increased customer payment delays or defaults. Further, suppliers may not be able to supply us with needed raw materials on a timely basis, may increase prices or go out of business, which could result in our inability to meet customer demand in a timely manner or affect our gross margins. We are also limited in our ability to reduce costs to offset the results of a prolonged or severe economic downturn given certain fixed costs associated with our operations.

We do a substantial amount of business with certain original equipment manufacturers (“OEM”) which as a group have produced substantial revenues for our Company. Loss of business from a major OEM customer will likely adversely affect our business.

We manufacture the majority of our products on our premises in Clearwater, Florida. Labor-intensive sub-assemblies and labor-intensive products may be out-sourced to our specification. Although we sell through distributors, we market our products through national trade journal advertising, direct mail, distributor sales representatives and trade shows, under the Bovie name, the Bovie/Aaron name and private label. Major distributors include Cardinal Health, IMCO, McKesson Medical Surgical, Inc., Medline, NDC (Abco, Cida and Starline), Owens & Minor, and Physician Sales & Service. If any of these distributor relationships are terminated or not replaced, our revenue from the territories served by these distributors could be adversely affected.

We have a major OEM customer, Arthrex, Inc., for which we manufacture products on a private label basis, pursuant to two agreements one for generators and one for accessories.   On August 31, 2007, we amended and extended both manufacturing agreements for an additional three-year period. The amended terms continue to provide that we will be reimbursed for our expenses in developing any changes or modifications to products according to Arthrex’s specifications, and that Arthrex continues to own its intellectual property. In addition, general provisions for product warranties, insurance, termination, and confidentiality remain the same.  The main change to the amended manufacturing agreement is the elimination of the provision that required Arthrex to exclusively purchase the products from us as well as the elimination of the provision that prohibiting our competing in the same Arthrex markets with said products. This amended Arthrex Agreement has terminated as of December 6, 2010 and March 2011 for the generators. In fiscal 2010, Arthrex orders represented approximately 11% of our total revenues. As we experienced in 2010 over 2009, should Arthrex determine to reduce or cease placement of orders for the products, or decline to extend or review its agreements with us, our business will likely be materially and adversely affected.

We are also dependent on other OEM customers who have no legal obligation to purchase products from us. Should such customers fail to give us purchase orders for the product after development, our future business and value of related assets could be negatively affected. Furthermore, no assurance can be given that such customers will give sufficient high priority to our products. Finally, disagreements or disputes may arise between Bovie and its customers, which could adversely affect production and sales of our products.

We rely on certain suppliers and manufacturers for raw materials and other products and are vulnerable to fluctuations in the availability and price of such products and services.

Fluctuations in the price, availability, and quality of the raw materials we use in our manufacturing could have a negative effect on our cost of sales and our ability to meet the demands of our customers. Inability to meet the demands of our customers could result in the loss of future sales. In addition, the costs to manufacture our products depend in part on the market prices of the raw materials used to produce them. We may not be able to pass along to our customers all or a portion of our higher costs of raw materials due to competitive and marketing pressures, which could decrease our earnings and profitability.

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

We own 12 U.S. patents and 16 registered U.S. trademarks with some of our early patents nearing the expiration of their patent term. We also have several U.S. and international patent applications pending for various new products. We intend to continue to seek legal protection, primarily through patents, for our proprietary technology. Seeking patent protection is a lengthy and costly process, and there can be no assurance that patents will be issued from any pending applications, or that any claims allowed from existing or pending patents will be sufficiently broad or strong to protect our proprietary technology. There is also no guarantee that any patents we hold will not be challenged, invalidated or circumvented, or that the patent rights granted will provide competitive advantages to us. Our competitors have developed and may continue to develop and obtain patents for technologies that are similar or superior to our technologies. In addition, the laws of foreign jurisdictions in which we develop, manufacture or sell our products may not protect our intellectual property rights to the same extent as do the laws of the United States.

Adverse outcomes in current or future legal disputes regarding patent and other intellectual property rights could result in the loss of our intellectual property rights, subject us to significant liabilities to third parties, require us to seek licenses from third parties on terms that may not be reasonable or favorable to us, prevent us from manufacturing, importing or selling our products, or compel us to redesign our products to avoid infringing third parties’ intellectual property. As a result, our product offerings may be delayed, and we may be unable to meet customers’ requirements in a timely manner. Regardless of the merit of any related legal proceeding, we have incurred in the past and may be required to incur in the future substantial costs to prosecute, enforce or defend our intellectual property rights. Even in the absence of infringement by our products of third parties’ intellectual property rights, or litigation related to trade secrets, we have elected in the past and may in the future elect to enter into settlements to avoid the costs and risks of protracted litigation and the diversion of resources and management’s attention. However, if the terms of settlements entered into with certain of our competitors are not observed or enforced, we may suffer further costs and risks. Any of these circumstances could have a material adverse effect on our business, financial condition and resources or results of operations.

Our ability to develop intellectual property depends in large part on hiring, retaining and motivating highly qualified design and engineering staff with the knowledge and technical competence to advance our technology and productivity goals. To protect our trade secrets and proprietary information, generally we have entered into confidentiality agreements with our employees, as well as with consultants and other parties. If these agreements prove inadequate or are breached, our remedies may not be sufficient to cover our losses.

We have recently filed new patent applications for various new products including our J-Plasma™ handpiece.

Divestitures of some of our operations or product lines may materially and adversely affect our business and results of operations.

We periodically evaluate the performance of all of operations and we may sell, consolidate, or close a portion of our business or product lines. Any divestitures may result in significant write-offs, including those related to goodwill and other intangible assets, which could have a material adverse effect on our business and results of operations. Divestitures could involve additional risks, including difficulties in the separation of operations, services, products and personnel, the diversion of management’s attention from other business concerns, the disruption of our business and the potential loss of key employees. During 2010, after evaluating the future outlook of our patent related to our SEER™ product line, we determined that the asset value was impaired and further calculated the impairment loss to be approximately $1.3 million. We may not be successful in managing these or any other significant risks that we encounter in divesting a business or product line.

We are subject to litigation proceedings that could adversely affect our business.

Intellectual Property Litigation or Trade Secrets

We have received certain allegations of infringement of intellectual property rights and use of trade secrets in the past and may receive other such claims, with or without merit, in the future. Previously, claims of infringement of intellectual property rights have sometimes evolved into litigation against us, and they may continue to do so in the future. It is inherently difficult to assess the outcome of litigation and there can be no assurances on us prevailing. Any such litigation could result in substantial cost to us, significantly reduce our cash resources, and create a diversion of the efforts of our technical and management personnel, which could have an adverse effect on our business, financial condition and operating results. If we are unable to successfully defend against such claims, we could be prohibited from future sales of the allegedly infringing product or products, which could materially and adversely affect our future growth.

Product Liability Litigation

Although we carry liability insurance, due to the nature of our products and their use by professionals, we may, from time to time, be subject to litigation from persons who sustain injury during medical procedures in hospitals, physician’s offices or in clinics and defending such litigations is expensive, disruptive, time consuming and could adversely affect our business. Bovie currently maintains product liability insurance with combined coverage limits of $10 million on a claims-made basis. There is no assurance that this coverage will be adequate to protect us from any possible liabilities (individually or in the aggregate) we might incur in connection with the sale or testing of our products. In addition, we may need increased product liability coverage as additional products are commercialized. This insurance is expensive and in the future may not be available on acceptable terms, if at all.

Other Litigation

In addition to the litigation risks and proceedings mentioned above, we are currently involved or may become subject to legal claims or proceedings related to securities, employment, customer or third party contracts, environmental regulations, product liability or other matters. If we are required to defend against a legal claim or deem it necessary or advisable to initiate a legal proceeding to protect our rights, the expense and distraction of such a claim or proceeding, whether or not resolved in our favor, could materially and adversely effect our business, financial condition and operating results. Further, if a claim or proceeding were resolved against us or if we were to settle any such dispute, we could be required to pay damages and costs or refrain from certain activities, which could have a material adverse impact on our business, financial condition and operating results. (see ITEM 3. Legal Proceedings)

Our business is subject to the potential for defects or failures associated with our products which could lead to recalls or safety alerts and negative publicity.

Manufacturing flaws, component failures, design defects, off-label uses or inadequate disclosure of product-related information could result in an unsafe condition or the injury or death of a patient. These problems could lead to a recall of, or issuance of a safety alert relating to, our products and result in significant costs and negative publicity. Due to the strong name recognition of our brands, an adverse event involving one of our products could result in reduced market acceptance and demand for all products within that brand, and could harm our reputation and our ability to market our products in the future. In some circumstances, adverse events arising from or associated with the design, manufacture or marketing of our products could result in the suspension or delay of our current regulatory reviews of our applications for new product approvals. We also may undertake voluntarily to recall products or temporarily shut down certain production lines based on internal safety and quality monitoring and testing data. Any of the foregoing problems could disrupt our business and have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

The medical device industry is highly competitive. Many competitors in this industry are well-established, do a substantially greater amount of business, and have greater financial resources and facilities than we do.

Domestically, we believe we rank third in the number of units sold in the field of electrosurgical generator manufacturing and we sell our products and compete with other manufacturers in various ways. In addition to advertising, attending trade shows and supporting our distribution channels, we strive to enhance product quality, improve user friendliness and expand product exposure.

We also compete by private labeling our products for major distributors under their label. This allows us to increase our position in the marketplace and thereby compete from two different approaches, our Aaron or Bovie® label, and our customers’ private label. Our private label customers distribute our products under their name through their internal sales force. We believe our main competitors do not private label their products.

Lastly, at this time we sell the majority of our products through distributors. Many of the companies we compete with sell direct, thus competing directly with distributors they sometimes use.

Our main competitors are Valleylab (a division of Covidien), Conmed and Erbe Electromedizine, in the electrosurgery market, Xomed (a division of Medtronics), in the battery operated cautery market, and Ethicon and U.S. Surgical in the endoscopic instrumentation market.   We believe our competitive position did not materially change in 2010.

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

Each device that bears a CE mark has an associated technical file that includes a description of the following:

·	Description of the device and its components,
·	A summary of how the device complies with the essential requirements of the medical devices directive,
·	Safety (risk assessment) and performance of the device,
·	Clinical evaluations with respect to the device,
·	Methods, facilities and quality controls used to manufacture the device, and
·	Proposed labeling for the device.

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

If we are unable to successfully introduce new products or fail to keep pace with competitive advances in technology, our business, financial condition and results of operations could be adversely affected. In addition, our research and development efforts rely upon investments and alliances, and we cannot guarantee that any previous or future investments or alliances will be successful.

Our research and development activities are an essential component of our efforts to develop new innovative products for introduction in the marketplace. New and improved products play a critical role in our sales growth. We continue to place emphasis on the development of proprietary products and product improvements to complement and expand our existing product lines. We maintain close working relationships with physicians and medical personnel in hospitals and universities who assist in product research and areas of development. Our research and development activities are primarily conducted internally and are expensed as incurred. These expenses include direct expenses for wages, materials and services associated with the development of our products net of any reimbursements from customers. Research and development expenses do not include any portion of general and administrative expenses. Our Clearwater, Florida facility has been our flagship research and design location. We expect to continue making future investments to enable us to develop new technologies and products to further our strategic objectives and strengthen our existing business.  However, we cannot guarantee that any of our previous or future investments will be successful.

The amount expended by us on research and development of our products during the years 2010, 2009 and 2008, totaled approximately $1.9, $2.1, and $2.1 million respectively. During the past three years, we invested in our J-Plasma™ technology, currently used in one of our new products under development, the ICON™ GS plasma system. In addition, we invested in the BOSS™ and other saline-enhanced electrosurgical devices, Endoscopic Modular Instruments, and accompanying new generators. We have not incurred any direct costs relating to environmental regulations or requirements. For 2011, we expect the amount of our expenditures for research and development activities to remain around the same level as 2010.

Even if we are successful in developing and obtaining approval for our new product candidates, there are various circumstances that could prevent the successful commercialization of the products.

Our ability to successfully commercialize our products will depend on a number of factors, any of which could delay or prevent commercialization, including:

●	the regulatory approvals of our new products are delayed or we are required to conduct further research and development of our products prior to receiving regulatory approval;
●	we are unable to build a sales and marketing group to successfully launch and sell our new products;
●	we are unable to raise the additional funds needed to successfully develop and commercialize our products or acquire additional products for growth;
●	we are required to allocate available funds to litigation matters;
●	we are unable to manufacture the quantity of product needed in accordance with current good manufacturing practices to meet market demand, or at all;
●
our product is determined to be ineffective or unsafe following approval and is removed from the market or we are required to perform additional research and development to further prove the safety and effectiveness of the product before re-entry into the market;

●	competition from other products or technologies prevents or reduces market acceptance of our products;
●	we do not have and cannot obtain the intellectual property rights needed to manufacture or market our products without infringing on another company’s patents; or
●	we are unsuccessful in defending against patent infringement or other intellectual property rights, claims that could be brought against us, our products or technologies;

The failure to successfully acquire or develop and commercialize new products will adversely affect the future growth of our business, financial condition and results of operations.

Our international operations subject us to foreign currency fluctuations and other risks associated with operating in foreign countries.

We operate internationally and enter into transactions denominated in foreign currencies. To date, we have not hedged our exposure to changes in foreign currency exchange rates, and as a result, we are subject to foreign currency transaction and translation gains and losses. We purchase goods and services in U.S. dollars and Euros. Foreign exchange risk is managed primarily by satisfying foreign denominated expenditures with cash flows or assets denominated in the same currency. Our currency value fluctuations were not material for 2010.

Our operations and cash flows may be adversely impacted by the recently passed healthcare reform legislation.

The Patient Protection and Affordable Care Act and Health Care and Education Affordability Reconciliation Act were enacted into law in the U.S. in March 2010.      Since 80% of our 2010 sales were derived in the U.S., this legislation will materially impact us.      Among other initiatives, this legislation imposes a 2.3% excise tax on domestic sales of class I, II, and III medical devices beginning in 2013. Substantially all of our products are class I or class II medical devices.   If we are unable to raise prices or otherwise pass through this tax to our customers,   this enacted excise tax on medical devices could materially and adversely affect our results of operations and cash flows.   Further, we cannot predict if any additional regulations will be implemented at the federal or state level, or the effect of any future legislation or regulation in the U.S. or internationally.

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

Our manufacturing facilities are located in Clearwater, Florida and could be affected due to multiple risks from fire, hurricanes, physical changes in the planet due to climate change, and the like

Our manufacturing facilities are located in Clearwater, Florida and could be affected by multiple weather risks, most notably hurricanes, one of which previously caused damage to the roof of one of our buildings as well as some of our furniture and equipment.  The damage was mildly disruptive to operations.  Although we carry property and casualty insurance and business interruption insurance, future possible disruptions of operations or damage to property, plant and equipment due to hurricanes or other weather risks could result in impaired production and affect our ability to meet our commitments to our customers and impair important business relationships, the loss of which could adversely affect our operations and profitability. We do however maintain a backup generator at our Clearwater facility and a disaster recovery plan is in place to help mitigate this risk.

We do not produce hazardous materials or emissions that would adversely impact the environment.   We do however, have air conditioning units and consume electricity which could be impacted by climate change in the form of increased rates.  We do not however believe the increase in expense from the rate increases, as a percentage of sales, would be material in the near term.

Risks related to global natural disasters (whether or not caused by climate change), unusual weather conditions, pandemic outbreaks, terrorist acts, and global political events

The occurrence of one or more natural disasters, such as hurricanes, tsunamis, fires, floods, and earthquakes (whether or not caused by climate change), unusual weather conditions, pandemic outbreaks, terrorist acts or disruptive global political events, such as civil unrest in countries in which our suppliers are located, or similar disruptions could impair our ability to purchase, receive, or replenish inventory which could result in lost sales and otherwise adversely and materially affect our operations and financial performance. These events also can have indirect consequences such as increases in fuel (or other energy) prices or a fuel shortage, or increases in the costs of insurance if they result in significant loss of property or other insurable damage.

Risks Related to Our Stock

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

As of December 31, 2010, the warrants issued by us in April 2010 were exercisable for up to approximately 339,000 shares of our common stock, representing approximately 2% of our then outstanding common stock.

As of December 31, 2010, our outstanding stock options to our employees, officers, directors and consultants were exercisable for up to 1.9 million shares of our common stock, representing approximately an additional 11% of our then outstanding common stock.

The exercise of some or all of our warrants and stock options will dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion or exercise could adversely affect prevailing market prices of our common stock.

ITEM 1B. Unresolved Staff Comments

There are no outstanding unresolved comments from the staff of the Securities and Exchange Commission.

ITEM 2. Properties

Bovie currently maintains the following locations:

•	Our executive office at 734 Walt Whitman Road, Melville, New York, which is leased for approximately $1,500 per month.

•
A 60,000 square foot facility which consists of office, warehousing, manufacturing and research space located at 5115 Ulmerton Rd., Clearwater, Florida Monthly principal and interest payments are approximately $24,000 per month.

•	A research and manufacturing facility at 3200 Tyrone Blvd., St. Petersburg, Florida which is leased for approximately $13,000 per month under a lease that expires in October 2013.

•	A separate warehouse facility in Clearwater, Florida that we lease for approximately $1,600 per month.

During 2010, we sold our facility located at 7100 30th Ave. N., St. Petersburg, Florida for net proceeds of approximately $633,000, which resulted in a loss on the sale from our book value of approximately $300,000. We still have a sublease listing with a broker for the leased facility at 3200 Tyrone Blvd., St. Petersburg, Florida. In 2010 we closed our Windsor, Canada facility and moved the operations to our Clearwater, Florida facility.

ITEM 3. Legal Proceedings

On June 10, 2010, we received notice that an action had been commenced against us in the United States Court for the District of Delaware (Civil Action No. 1:10-cv-00494-UNA) by Salient Surgical Technologies, Inc. and Medtronic, Inc. (the “Plaintiffs”). In the complaint, the Plaintiffs alleged that the sale and use of our SEER™ (Saline Enhanced Electrosurgical Resection) fluid-assisted electrosurgical devices infringed on an issued United States patent presently owned by Medtronic and licensed to Salient. The Plaintiffs were demanding a permanent injunction restraining us, and our affiliates, and any person acting in privity or in concert or participation with us   from the continued infringement of the patent as well as unspecified monetary damages.

Subsequently, on March 3, 2011 we signed a settlement agreement related to the above-mentioned action with Salient Surgical Technologies, Inc. and Medtronic, Inc. The settlement calls for us and related parties to immediately exit and not enter into the monopolar and bipolar saline-enhanced RF device business (including SEER™ and BOSS™) worldwide through February 2015. In exchange, the Plaintiffs made a one-time payment to us of $750,000. As a condition we will not be able to sell certain finished products, which as of the settlement date amounted to approximately $100,000 of our inventory.    Therefore we will be required to determine whether a valuation reserve will be required in the first quarter of 2011. The terms also include a provision outlining a possible OEM contract manufacturing relationship between Salient and our Company. We currently already have a longstanding OEM contract manufacturing agreement with Medtronic for advanced electrosurgical generators..

On July 9, 2010, we filed a complaint in the United States District for the Middle District of Florida (Tampa division) naming Steven Livneh, who at the time was a director of the Company, and two of his related entities as defendants. In our complaint, we are seeking, among other things, a declaratory judgment from the Court concerning our   rights under certain agreements entered into with the defendants in 2006 in connection with our acquisition of certain assets and technology, including intellectual property relating to our Seal-N-Cut™ product. We are also seeking damages for breach of contract, breach of fiduciary duty by Mr. Livneh relating to his service as an officer and director of the Company, tortious interference with contractual relations, defamation, slander of title and injunctive relief.      Mr. Livneh filed a motion seeking to (a) dismiss the complaint or, in the alternative, to (b) transfer venue. On December 20, 2010 the court issued an order dismissing without prejudice five of our fifteen claims, due to New York being defined in the forum selection clauses in two of the underlying contracts with Mr. Livneh.  The Company re-filed these five claims in federal court in New York.  Mr. Livneh’s motion to dismiss the remaining claims in Florida was denied and the venue was not transferred.

Subsequently, on January 10, 2011 defendant Livneh filed a counter-complaint/third party complaint against us, our CEO, and our COO, alleging fraud, fraud in the inducement, fraudulent misrepresentation, breach of fiduciary duty, negligent misrepresentation, innocent misrepresentation, breach of contract, tortuous interference, shareholder derivative, defamation, breach of good faith and fair dealing, violation of the Uniform Trade Secrets Act, and violation of the Florida Whistleblower’s Act, and seeking recission and a declaratory judgment. In addition to the foregoing relief, Defendant also seeks reinstatement of Mr. Livneh to the Company’s board of directors, issuance of certain shares of unrestricted stock, compensatory, actual and/or special damages, punitive and/or exemplary damages, and attorney’s fees and costs.  The range of loss is not estimable at this time.

On December 3, 2010, Dr. David Eisenstein, MD filed a complaint and demand for jury trial against us, alleging breach of contract, quantum meruit, and promissory estoppel. Dr. Eisenstein is seeking actual damages, consequential damages, incidental damages, pre-filing and post filing interest, and attorney fees and costs. We believe we have meritorious defenses to these claims, and we intend to vigorously defend this litigation. It is too early in the proceeding to determine the extent, if any, of our possible exposure in the lawsuit.      As such, no effect has been given herein to any loss that may result from the resolution of this matter in the accompanying consolidated financial statements.

In the normal course of business, we are subject, from time to time, to legal proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of December 31, 2010. These matters could affect the operating results of any one or more quarter when resolved in future periods.

ITEM 4. (Removed and Reserved)

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

2010	High	Low

4th Quarter	$5.00	$1.67
3rd Quarter	3.28	2.03
2nd Quarter	6.56	2.62
1st Quarter	8.12	5.51

2009	High	Low

4th Quarter	$9.11	$7.17
3rd Quarter	10.00	7.04
2nd Quarter	9.69	6.24
1st Quarter	7.60	5.75

On March 1, 2011, the closing bid for Bovie’s Common Stock as reported by the NYSE Amex exchange was $2.61 per share. As of March 1, 2011, the total number of Stockholders of Bovie’s Common Stock was approximately 3,500, of which approximately 2,800 are estimated to be Stockholders whose shares are held in the name of their broker, stock depository or the escrow agent holding shares for the benefit of Bovie Medical Corporation Stockholders and the balance are Stockholders who keep their shares registered in their own name.

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

The warrants issued contained provisions for a net cash settlement in the event that there is a fundamental transaction (contractually defined as a merger, sale of substantially all assets, tender offer or share exchange). Due to this contingent redemption provision, the warrants require liability classification and must be recorded at fair value each reporting period.

The warrants are valued using a binomial lattice valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in this model at inception and as of December 31, 2010 included an expected life of 5 years, an expected dividend yield of zero, estimated volatility of 43%, and risk-free rates of return of 2.0%. For the risk-free rates of return, we use the published yields on zero-coupon Treasury Securities with maturities consistent with the remaining term of the warrants and volatility is based on a weighted average of the historical volatility of our stock price and peer company stock price volatility. We also take into consideration a probability assumption for anti-dilution.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-AverageExercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,698,260		$3.53	26,140
Equity compensation plans not approved by security holders	250,000	(1)	5.56	—
Warrants	338,571		6.00

TOTAL	2,286,831		$4.12	26,140

(1) Includes an issuance during 2010 related to employee inducement stock option grants in the amount of 100,000 stock options to Leonard Keen and 30,000 stock options to Jeff Rencher as terms of their employment. Also included in this total is an issuance from January 11, 2006 for 100,000 restricted stock options to Henvil Corporation related to the acquisition of the MEG technology, which subsequently expired on January 11, 2011 and were not exercised. An additional 20,000 restricted stock options granted to Howard Stallard pursuant to an employment agreement dated October 1, 2006 and related to the Lican Development asset purchase agreement are also in this total.

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

Year Ended December 31,
(in thousands, except per share amounts)

	2010	2009	2008	2007	2006
				(As restated)

Sales, net	$24,230	$26,953	$28,097	$28,779	$26,676
Cost of sales	14,242	15,098	16,248	17,464	16,075

Gross Profit	9,988	11,855	11,849	11,315	10,601

Gain on cancellation of agreement	--	--	1,496	--	--

Other costs:
Research and development	1,854	2,083	2,061	1,643	1,187
Professional services	1,556	1,398	991	738	520
Salaries and related costs	3,155	3,003	3,017	2,805	2,558
Selling, general and administration	4,889	4,656	4,489	4,023	3,712
Asset impairment	1,286	--	--	--	--

Total other costs	12,740	11,140	10,558	9,209	7,977

Income (loss) from operations	(2,752)	715	2,787	2,106	2,624

Other income and (expense):
Interest (expense) income	(223)	(52)	(10)	140	87
Minority interest	--	--	--	5	20
Change in fair value of liabilities, net	513	--	--	--	--
Total other income (expense) - net	290	(52)	(10)	145	107

Income (loss) before income taxes	(2,462)	663	2,777	2,251	2,731

Benefit (provision) for income taxes	927	(67)	(945)	1,550	(48)

Net income (loss)	$(1,535)	$596	$1,832	$3,801	$2,683

Earnings (loss) per common share:
Basic	$(0.09)	$0.04	$0.11	$0.25	$0.19
Diluted	$(0.09)	$0.03	$0.11	$0.22	$0.16

Balance Sheet Information:
Cash and cash equivalents	$3,827	$2,155	$2,565	$3,535	$2,953
Working capital	$12,775	$10,741	$9,943	$10,071	$7,955
Total assets	$27,786	$27,462	$26,725	$20,213	$16,686
Long-term debt	$3,884	$3,958	$4,143	$318	$368
Stockholders’ equity	$21,765	$21,031	$20,128	$18,192	$14,060

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our financial statements and related notes contained elsewhere in this report.  This discussion contains forward-looking  statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors discussed in this report and those discussed in other documents we file with the SEC.  In light of these risks, uncertainties and assumptions, readers are cautioned not to place undue reliance on such forward-looking statements.  These forward-looking statements represent beliefs and assumptions as of the date of this report.  While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

Executive Level Overview

We are a medical device company engaged in the manufacturing and marketing of electrosurgical devices. Our medical products include a wide range of devices including electrosurgical generators and accessories, cauteries, medical lighting, nerve locators and other products.

We internally divide our operations into three product lines.    Electrosurgical   products, battery-operated cauteries and other products. The electrosurgical line sells electrosurgical products which include desiccators, generators, electrodes, electrosurgical pencils and various ancillary disposable products. These products are used in surgery for the cutting and coagulation of tissue. Battery-operated cauteries are used for precise hemostasis (to stop bleeding) in ophthalmology and in other fields. Our other revenues are derived from nerve locators, disposable and reusable penlights, medical lighting, license fees, development fees and other miscellaneous income.

Most of the Company’s products currently are marketed through medical distributors, which distribute to more than 6,000 hospitals, and to doctors and other health-care facilities. New distributors are contacted through responses to our advertising in international and domestic medical journals and domestic or international trade shows.   International sales represented 21% of total revenues in 2010 as compared with 16% in 2009 and 17% in 2008. The Company’s products are sold in more than 150 countries through local dealers which are coordinated by sales and marketing personnel at the Clearwater, Florida facility. As mentioned previously for the launch of our new surgical suite product lines, we have established the use of a network of approximately 50 commission-based independent direct sales contractors to market these products. Our business is generally not seasonal in nature.

Outlook for 2011

The Company continues to place great effort and resources into the development of J-Plasma recently submitting to the FDA a new handpiece with retractable cutting features used in both laparoscopic and open procedures. Since the outset of the current fiscal year, surgeons operating in diverse specialties have been engaged in evaluating J-Plasma and the feedback received is most encouraging.

Increased emphasis has been placed on sales and marketing with the hiring of new personnel and the engagement of over 50 independent sales representatives.  We have been pleased with the sales of Bovie’s Resistick™ II coated blades and the initial orders of our laparoscopic instruments through this network.

Finally, accelerated progress has been achieved in the development of our vessel sealing instrument line since moving its operations from Canada to our headquarters in Clearwater, FL. We anticipate resubmitting a 510k application in the second half of 2011.

There is much uncertainty in today’s economic climate; however, we have made every effort to base our outlook and business strategy on a conservative approach and one based on knowledge and experience.

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

Results of Operations –

Sales

	2010 vs. 2009			2009 vs. 2008
Sales by Product Line (in thousands)	2010	2009	Percent change	2009	2008	Percent change
Electrosurgical	$15,956	18,576	(14.1)%	$18,576	19,535	(4.9)%
Cauteries	6,383	6,252	2.1%	6,252	6,265	(0.2)%
Other	1,891	2,125	(11.0)%	2,125	2,296	(7.5)%

Total	$24,230	26,953	(10.1)%	$26,953	28,096	(4.1)%

Sales by Domestic and International (in thousands)
Domestic	$19,174	22,506	(14.8)%	$22,506	23,176	(2.9)%
International	5,056	4,447	13.7%	4,447	4,920	(9.6)%

Total	$24,230	26,953	(10.1)%	$26,953	28,096	(4.1)%

Sales for the year ended December 31, 2010 decreased approximately $2.7 million or 10.1% compared to the same period in 2009.  This overall decrease was due to the following reasons:

•	sales of electrosurgical disposables decreased approximately $3.6 million or 14.1% mainly due to the reduction in sales of Arthrex ablators offset by an increase in sales of electrodes; and
•	sales of other products were down approximately $234,000 or 11.0% mainly due to a reduction in the sale of penlights.

Some partial offsets to this decrease in sales for the year ended December 31, 2010, compared to the same period in 2009 were:

•	domestic and international sales of electrosurgical generators increased by approximately $1.0 million or 8.7% due to increased demand; and
•	cautery sales were up approximately $131,000 or 2.1% mainly as a result of an increase in replaceable cauteries demand.

Sales for the year ended December 31, 2009 decreased approximately $1.1 million or 4.1% compared to the same period in 2008.  This decrease was due to the following reasons:

•	sales of generators were down approximately $930,000 or 7.2% due to lower capital expenditures by hospitals and doctor offices in the current economy;
•
sales of other products were down approximately $170,000 or 7.5%. This consisted of a $41,000 reduction in royalty income due to royalty contracts ending in 2008; a $50,000 reduction in the sales of penlights; $74,000 reduction in medical lighting sales; and a $5,000 reduction in miscellaneous other products. These decreases are mainly the result of distributors electing to reduce their inventories in the current economy.

Our ten largest customers accounted for approximately 66.5%, 71.5%, and 70% of net revenues for 2010, 2009, and 2008 respectively. In 2010, 2009 and 2008, Arthrex accounted for over 10% of total revenues (11%, 22%, and 20% of our revenues for each such year).  In 2010, National Distribution & Contracting Inc. also accounted for 11% of the sales.  Sales of generators and accessories to Arthrex decreased by approximately $3.2 million or 53.3% to approximately $2.8 million for the year ended December 31, 2010 from approximately $6.0 million for the year ended December 31, 2009.  Conversely, sales of generators and accessories to Arthrex increased by approximately $245,000, or 4.3% to approximately $6.0 million for the year ended December 31, 2009 from approximately $5.7 million for the year ended December 31, 2008.

Gross Profit

	Years ended December 31,
(in thousands)	2010	2009	Percent change 09’vs 10’	2008	Percent change 08’vs 09’
Cost of sales	$14,242	$15,099	(5.7%)	$16,248	(7.1)%
Cost of sales as a percentage of revenue	58.8%	56.0%		57.8%

Gross profit	$9,988	$11,855	(15.7%)	$11,849	0.1%
Gross profit as a percentage of revenue	41.2%	44.0%	(2.8%)	42.2%	1.8%

Overall gross profit dollars declined by approximately $1.9 million, or a decrease of 15.7%, in the year ended December 31, 2010 compared to the same period for 2009 primarily the result of:

•	a $2.7 million decline in overall sales; and
•
a 2.8% increase in cost of sales as a percentage of sales which was primarily driven by product mix material costs. In 2010 we experienced a reduction in sales of ablators (a higher margin product) coupled with an increase in sales of generators (lower margin product) and electrodes, and as a result our gross profit as a percentage of sales was approximately 41.2% for the year ended December 31, 2010 compared to 44.0% for the same period for 2009, a decrease of 2.8%;

Overall cost of sales dollars declined by approximately $857,000 as a result of:
•	approximately $1.35 million reduction of material cost associated with the reduced sales;
•	offset by an approximate $365,000 decrease in capitalized manufacturing overhead which has the effect of increasing expenses;
•	offset by an additional increase in direct and indirect labor costs amounting to approximately $30,000; and
•	offset by a $98,000 increase in component costs which were previously manufactured and purchased from our former Canadian subsidiary at a lower cost.

In relation to the $1.1 million decline in sales, the 1.8% increase in gross profit as a percentage of sales in the year ended December 31, 2009 compared to the same period for 2008 was primarily a result of:

•	an approximate $308,000 increase in capitalized manufacturing overhead;
•	an approximate $105,000 reduction in annual bonuses;
•	an approximate $108,000 reduction of our company match to our employees’ 401(k) contributions;
•	an additional decrease in direct and indirect labor costs amounting to approximately $101,000; and
•	an approximate $476,000 reduction in direct material cost as a result of the $1.1 million reduction in sales.

We do not anticipate any material impact to our gross profit, material costs, or other costs as a result of the effect of inflation or changing prices on net revenue.

Gain on Cancellation of Agreement

	Year ended December 31,
(in thousands)	2010	2009	Percent change 09’vs 10’	2008	Percent change 08’vs.09
Gain on cancellation of agreement	--	--	--	$1,496	--
Gain as a percentage of revenue	--	--	--	5.3%	--

During the year ended December 31, 2008, we recognized a one-time gain from a cancellation of a contract with Boston Scientific Corporation of approximately $1.5 million.    We had no such activity in 2010 or 2009.  For an explanation of this gain, please see Note 15 in our consolidated financial statements.

Research and development

	Year ended December 31,
(in thousands)	2010	2009	Percent change 09’vs 10’	2008	Percent change 08’vs.09’
Research and Development expense	$1,854	$2,083	(11.0%)	$2,061	1.1%
R&D expense as a percentage of revenue	7.7%	7.7%		7.3%

Our R&D expense dollars decreased by approximately $229,000 or 11% in the year ended December 31, 2010 as compared to the same period for 2009, but as a percentage of sales it remained the same year over year.  The decrease in dollars was primarily the result of:

•	an increase in engineering costs of approximately $72,000 related to continued development of the new product lines;
•	increases in consulting fees of approximately $85,000 related to the development of our vessel sealing product
•	an increase in costs of approximately $78,000 related to the end stage development of the Plasma product line.

These increases were offset by:

•	a decrease in R&D costs for the labor force and other overhead costs related to our Canadian facility in the amount of approximately $464,000.

The 1.1% increase in R&D expenses in the year ended December 31, 2009 compared to the same period for 2008 was primarily a result of:

•	increased costs of approximately $120,000 related to continued development of the BOSS™ and other related sintered steel product line;
•	increase in costs of approximately $22,000 related to the end stage development of the ICON™ GS (J-Plasma™).

These increases were offset by:

•	a decrease in R&D costs for the labor force and other overhead costs related to our Canadian facility in the amount of approximately $120,000.

Professional services

	Year ended December 31,
(in thousands)	2010	2009	Percent change 09’vs 10’	2008	Percent change 08’vs.09’
Professional services expense	$1,556	$1,398	11.3%	$991	41.1%
Professional services as a percentage of revenue	6.4%	5.2%		3.5%

The 11.3% or approximately $158,000 increase in professional services costs in the year ended December 31, 2010 compared to the same period for 2009 was primarily the result of:

•	increased consulting fees related to engaging a consulting firm to support marketing of new products of approximately $49,000;
•	higher legal fees related to the Salient/Medtronics and Livneh lawsuits compared to the fees incurred for the Erbe lawsuit in 2009 by approximately $80,000; and
•	increased tax consulting costs of $65,000 which were related to an IRS audit being conducted during the latter half of 2010.

These increases were offset by:

•	A decrease of approximately $36,000 in legal fees attributable to patent costs incurred by our Canadian facility for the Seal-N-Cut™ and other developing products.

The 41.1% increase in professional services costs in the year ended December 31, 2009 compared to the same period for 2008 was primarily a result of:

•	increased legal fees related to the Erbe lawsuit of approximately $339,000;
•	increased legal fees related to Security and Exchange Commission filings and correspondence of approximately $57,000; and
•	increased audit and accounting costs of $51,000 related to additional tax-related issues and Sarbanes-Oxley compliance and related testing.

These increases were offset by:

•	A decrease of approximately $30,000 in legal fees attributable to patent costs incurred by our Canadian facility for the Seal-N-Cut™ and other developing products.

Salaries and related costs

	Year ended December 31,
(in thousands)	2010	2009	Percent change 09’vs 10’	2008	Percent change 08’vs.09’
Salaries and related expenses	$3,155	$3,003	5.1%	$3,016	(0.5)%
Salaries & related expenses as a percentage of revenue	13.0%	11.1%		10.7%

Our salaries and related cost dollars increased by approximately $152,000, or 5.1% for the year ended December 31, 2010 when compared to the same period in 2009.  Salaries and related cost as a percentage of sales increased by approximately 1.9% for the year ended December 31, 2010 when compared to the same period in 2009.  The increase was primarily the result of the following:

•	a $230,000 increase in salaries due to new legal counsel, which includes a onetime $80,000 salary payment to cover relocation and housing costs;
•	a $32,000 increase in health insurance cost;
•	a $36,000 increase in compensation expense due to the issuance of new options; and
•	a $19,000 increase in employee benefits.

The increase in salaries and related cost for the year ending December 31, 2010 as compared to the same period in 2009 was partially offset by:

•	a $145,000 decrease in marketing salaries from a net elimination of one high-level marketing position during the year;
•	a $20,000 decrease in salaries for Bovie Canada due to the consolidation of those operations to our Florida facility.

The 0.5% decrease in salaries and related costs in the year ended December 31, 2009 compared to the same period for 2008 was primarily a result of:

•
management’s cost cutting plan implemented in 2009 which resulted in a decrease of approximately $94,000 related to the suspension of employee bonuses, salary increases, and vacation cash out ability. In addition, we had a decrease of approximately $52,000 related to the suspension of the company’s 401(k) match;

•	a decrease in the administrative labor force located at our Canadian facility amounting to approximately $18,000;
•	a reduction in the amount of employee stock option expense booked in the amount of approximately $29,000; and
•	a reduction in other employee benefits by approximately $31,000.

These decreases were offset by:

•	adding additional sales force employees related to our SEER™ and MEG™ product lines of approximately $179,000; and
•	an increase in employee health insurance costs of approximately $32,000.

Selling, general and administrative expenses

	Year ended December 31,
(in thousands)	2010	2009	Percent change 09’vs 10’	2008	Percent change 08’vs.09’
SG&A expense	$4,889	$4,656	5.0%	$4,489	3.7%
SG&A expense as a percentage of revenue	20.2%	17.3%		16.0%
Loss on impairment of IP	$1,286	--		--
	5.3%

The 5.0% increase in selling, general and administrative costs of approximately $233,000 for the year ended December 31, 2010 as compared to the same period in 2009 was primarily the result of the following:

•	a $327,000 loss on disposition of assets from the sale of the St Petersburg Florida property and some of the Canadian assets;
•	a $25,000 increase in consulting costs for the development of our surgical suite marketing plan;
•	a $78,000 increase in advertising costs and marketing supplies to support our distribution and new product sales;
•	a $85,000 increase in regulatory costs to support our new products;
•	a $30,000 increase in travel costs as a result of travel to support the development and sale of new products;
•	a $95,000 increase in show costs to support new product sales ;

•	a $33,000 increase in foreign currency loss due to fluctuation in rates attributable to vendor payments and the consolidation of our Canadian operations to Florida;
•	a $35,000 increase in credit card and bank fees as more customers are paying by credit card;
•	a $23,000 increase in promotional training for our distribution and new government contract sales;
•	a $32,000 increase in repair and maintenance due to supporting a larger facility; and
•	a $20,000 increase in computer and infrastructure costs.

The increase in salaries and related cost for the year ended December 31, 2010 as compared to the same period in 2009 was offset by:

•	a $160,000 decrease costs related to a lawsuit settlement in 2009;
•	a $77,000 decrease in general insurance expense due to an decrease in insurance costs and by a credit from an insurance audit;
•	a $14,000 reduction in moving costs due to the move to the new facility in 2009 costing more than the move to consolidate our Canadian operations to Florida;
•	a $98,000 decrease in consulting costs related to our European sales distribution channel;
•	a $82,000 decrease in depreciation expense attributable to the consolidation of our Canadian operations to Florida;
•	a $98,000 decrease in utility expense attributable to finalizing the consolidation of our operations in Florida; and
•	a $21,000 decrease in obsolete inventory provision.

The 3.7% increase in selling, general and administration costs in the year ended December 31, 2009 compared to the same period for 2008 was primarily a result of:

•	a one-time cost for the legal settlement paid to Erbe in the amount of approximately $160,000;
•	increases in real estate and franchise taxes which amounted to approximately $73,000;
•	a one-time cost incurred for moving expenses related to the consolidation of our manufacturing to our new facility in the amount of approximately $58,000;
•	an increase in utilities expense of approximately $89,000 mainly due to the addition of our new facility coupled with power and water company rate increases;
•	one-time cost related to the installation, transferring, and expansion of a new leased phone and communication system in our new facility which amounted to approximately $47,000;
•	an increase of approximately $84,000 in amortization expense for new products that went into production in 2009;
•	an increase in depreciation expense of approximately $36,000, most of which was attributable to our Canadian facility;
•	a 2009 accrual for the initial minimum royalty expense to be paid on the MEG™ product line which amounted to approximately $19,000;
•	an increase in general insurance premiums of approximately $40,000;
•	an increase in our bad debt reserve of approximately $15,000; and
•	an increase in our stock exchange fees and expenses of approximately $18,000;

These increases were offset by:

•	a decrease in advertising costs in the amount of approximately $97,000;
•	management’s consolidating of trade show and travel expenses which resulted in a decrease of approximately $275,000;
•	sales and marketing consulting costs decreased by approximately $77,000 from management re-negotiating the terms of the agreement at the renewal; and
•	a decrease in regulatory expenses of approximately $23,000.

Loss on Impairment of Intellectual Property

In December 2010, after evaluating the future outlook of our patent related to our SEER™ product line, we determined that the asset value was impaired and further calculated the impairment loss to be approximately $1.3 million.  Subsequent to our assessment that the patent was impaired, as a condition of the March 3, 2011 settlement with Salient surgical Technologies, Inc. and Medtronic, Inc., we are required to immediately exit and not enter into the monopolar and bipolar saline-enhanced RF device business (including SEER™ and BOSS™) worldwide through February 2015 (see item 3. Legal Proceedings).  As a condition we will not be able to sell certain finished products, which as of the settlement date amounted to approximately $100,000 of our inventory.    Therefore we will be required to determine whether a valuation reserve will be required in the first quarter of 2011. The terms of this settlement also included provisions outlining a possible OEM contract manufacturing relationship between Salient and our Company, subject to requisite due diligence.

Other Income

	Year ended December 31,
(in thousands)	2010	2009	Percent change 09’vs 10’	2008	Percent change 08’vs.09’
Interest income	$15	$24	(37.5%)	$49	(51.0)%
Interest expense	$(238)	$(76)	213%	$(59)	28.8%
Total other income (expense)	$(223)	$(52)	329%	$(10)	420%
Other income (expense) as a percentage of revenue	(0.9%)	(0.2)%		(0.0)%
Change in fair value of liabilities, net	$513	$--		$--	0.0%
Other Gain as a percentage of sales	2.1%	0.0%		0.0%	0.0%

Net interest expense increased by approximately $171,000 or 329% for the year end 2010 as compared to the same period in 2009 primarily due to the capitalization in 2009 of certain interest expenses related to the industrial revenue bonds used to finance our new facility.

The change in fair value of liabilities were related to the warrants associated with our equity issuance in April of 2010 and adjustment for the fair value of the Lican liability.  The derivative warrant liability was valued at approximately $799,000 at the issuance date and was valued at approximately $332,000 at December 31, 2010 resulting in a year-to-date gain of approximately $467,000. The Lican liability fair value as of December 31, 2009 was $218,150 and was valued at approximately $172,200 at December 31, 2010 resulting in a gain for 2010 of approximately $46,000.

Interest income decreased by approximately $9,000 during the year ended December 31, 2010 when compared with 2009, and decreased by approximately $25,000 during the year ended December 31, 2009 when compared with 2008.  This was due to lower interest rates on our sweep account coupled with lower cash balances year over year.

Interest expense increased progressively from 2008 through 2010 mainly as a direct result of interest incurred on debt originated in 2008. This debt was used to primarily acquire and renovate our new facility and for working capital purposes.  The interest expense going forward should be similar to the amount incurred in 2010.

Income Taxes

Our income tax benefit for the year ended December 31, 2010 was approximately $934,000 compared with approximately $67,000 for the year ended December 31, 2009.      Our effective tax rate was approximately 37.7% for the years ended December 31, 2010 and 2009, respectively, which is less than our statutory rates because of the deductibility of stock-based compensation and certain research and development tax credits we used during the year.

	2010		2009	2008
Federal tax provision	%	34.0	34.0	34.0
State taxes (net of federal benefit)		4.3	2.6	5.8
Stock based compensation *		.5	(15.9)	-
Research and development credits *		5.0	(12.8)	(2.6)
Other		(6.1)	2.3	(3.2)
	%	37.7	10.2	34.0

* During 2010, our 2008 and 2009 federal tax returns were selected for examination by the United States Internal Revenue Service (“the IRS”). The exam was concluded in March, 2011. As a result of the IRS exam, our federal net operating loss carryforward was reduced by approximately $350,000 and R&D credits were reduced by approximately $55,000.

Liquidity and Capital Resources

Our working capital at December 31, 2010 was $12.8 million compared with $10.7 million at December 31, 2009. Accounts receivable days sales outstanding were 36 days and 39 days at December 31, 2010 and 2009, respectively. The number of days worth of sales in inventory, which is the total inventory available for production divided by the 12-month average cost of materials, increased 18 days to 212 days equating to an inventory turn ratio of 1.3 at December 31, 2010 from 194 days and an inventory turn ratio of 1.7 at December 31, 2009. The higher number of days worth of sales in inventory which translated into a lower inventory turnover rate is mainly due to the decrease in sales related to our generator product lines which contain a greater number of component parts compared to all our other products.

In fiscal 2010, net cash used by operating activities amounted to approximately $566,000 compared with net cash used of approximately $98,000 from operations in 2009. The decrease in cash generated by operations in 2010 compared with the prior year is primarily due to increased costs related to litigation and IRS audit representation, along with increased balances in our inventory due to less sales in 2010.

Net cash provided in investing activities was approximately $432,000 for fiscal 2010 compared with a net cash used in investing activities of $2.5 million during 2009. The increase in cash generated by investing activities was due mainly to proceeds received in 2010 from the sale of our St. Petersburg Florida facility, which were in excess of the approximate $201,000 used for the purchase of property and equipment as compared to cash used during fiscal 2009 for purchases amounting to approximately $2.2 million related to amounts expended to refurbish our new Clearwater, Florida facility in the first half of 2009.

We generated cash from financing activities of approximately $1.7 million during fiscal 2010, a decrease of approximately $436,000 compared with the same period in 2009. The net decrease in cash from financing activities resulted from the following:

●	a decline in proceeds from the escrow account of approximately $36,000;
●	an increase in cash resulting from sales of our common shares of approximately $2.7 million net of placement costs;
●	a decrease of approximately $0.1 million in proceeds from the exercise of stock options; and
●	a net decrease in the borrowings of the line of credit of approximately $1 million.

We currently have approximately $3.7 million borrowed under industrial revenue bonds which we previously used for the purchase and renovation of our Clearwater, Florida facility through RBC Bank. The bonds, which are being amortized over a 20-year term, balloon in 10 years and bear interest at a fixed interest rate of 4.6%.  Scheduled maturities of this indebtedness are $140,000, $145,000, $155,000, $160,000 and $165,000 for 2011, 2012, 2013, 2014 and 2015, respectively.

We had approximately $3.8 million in cash and cash equivalents at December 31, 2010. We believe our cash on hand, as well as anticipated cash flows from operations, will be sufficient to meet our operating cash commitments for the next year. Should additional funds be required, we have secured additional borrowing capacity with RBC Bank (USA). (See below)

We have an $8 million secured revolving line of credit facility with RBC Bank (USA), which at December 31, 2010 had a zero balance. Advances under the $8 million line of credit are due on demand and bear interest at a rate of LIBOR plus 2% with a minimum floor rate of 4.0% and are secured by a perfected first security interest in our inventory and accounts receivable.

In addition we have a separate additional credit facility with RBC Bank (USA) for up to $1 million specific to financing new equipment purchases. This credit facility provides for a 2 year draw up period followed by a 5-year term period and bears interest also at LIBOR plus 2% with a minimum floor of 4% and is secured by a perfected first security interest in the new equipment purchased. We also have the option of financing purchased equipment at 75% of the cost through either a traditional loan or through RBC leasing at the time of purchase.

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

At December 31, 2010 we were in full compliance with the loan covenants and ratios of both the credit facilities. According to our most recent borrowing base calculation, we had approximately $4.0 million total availability under the $8 million credit line, of which we currently have a zero balance. We also have available approximately $890,000 under the equipment line of credit.

Our future contractual obligations for agreements with initial terms greater than one year and agreements to purchase materials in the normal course of business are summarized as follows (in thousands):

Description	Years Ending December 31,
	2011	2012	2013	2014	2015	2016
Operating leases	$256	$251	$227	$12	-	-
Employment agreements	999	1,074	1,091	104	-	-
Purchase Commitments	4,528	-	-	-	-	-

Critical Accounting Estimates

In preparing the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), we have adopted various accounting policies. Our most significant accounting policies are disclosed in Note 2 to the consolidated financial statements.

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to inventories, intangible assets, property, plant and equipment, legal proceedings, research and development, warranty obligations, product liability, fair valued liabilities, sales returns and discounts, and income taxes are updated as appropriate, which in most cases is at least quarterly. We base our estimates on historical experience, or various assumptions that are believed to be reasonable under the circumstances and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Actual results may materially differ from these estimates.

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

Long-lived assets

We review long-lived assets which are held and used, including property and equipment and intangible assets, for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Such evaluations compare the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset over its expected useful life and are significantly impacted by estimates of future prices and volumes for our products, capital needs, economic trends and other factors that are inherently difficult to forecast. If the asset is considered to be impaired, we record an impairment charge equal to the amount by which the carrying value of the asset exceeds its fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. (See Note 5 of the Notes to Consolidated Financial Statements)

Liabilities valued at fair value

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

Share-based Compensation

Under our stock option plan, options to purchase Common Shares of the Company may be granted to key employees, officers and directors of the Company by the Board of Directors. The Company accounts for stock options in accordance with SFAS Statement 123 (R)   with option expense amortized over the vesting period based on the binomial lattice option-pricing model fair value on the grant date, which includes a number of estimates that affect the amount of our expense.

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

It is our policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. To the extent that the probable tax outcome of these uncertain tax positions changes, such changes in estimate will impact the income tax provision in the period in which such determination is made. At December 31, 2010, we believe we have appropriately accounted for any unrecognized tax benefits. To the extent we prevail in matters for which a liability for an unrecognized tax benefit is established or we are required to pay amounts in excess of the liability, our effective tax rate in a given financial statement period may be affected.

Since inception, we have been subject to tax by both federal and state taxing authorities. Until the respective statutes of limitations expire(which maybe as much as 20 years while we have unused NOL’s), we are subject to income tax audits in the jurisdictions in which we operate.

Inflation

Inflation has not materially impacted the operations of our Company.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements at this time.

Recent Accounting Pronouncements

See Note 7 of the Notes to Consolidated Financial Statements beginning on page F-14.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk

Our short-term investments consist of cash, cash equivalents and overnight investments. As such we do not believe we are exposed to significant interest rate risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid overnight money market investments. If a 10% change in interest rates were to have occurred on December   31, 2010, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

ITEM 8. Financial Statements and Supplementary Data

The information required by this item may be found beginning on page F-1 of this Annual Report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with our current accountants on accounting and financial disclosures.

ITEM 9A. Disclosure Controls and Procedures

Controls and Procedures

We have carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules   13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of December   31, 2010. Based upon that evaluation, our CEO and CFO concluded that, as of the end of that period, our disclosure controls and procedures are effective in providing reasonable assurance that (a)   the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b)   such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

Section   404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate annually the effectiveness of our internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal control over financial reporting in all annual reports. There were no changes in our internal control over financial reporting during the year ended December   31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December   31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control   — Integrated Framework. Based on our assessment, our management has concluded that, as of December   31, 2010, our internal control over financial reporting is effective based on those criteria.

ITEM 9B. Other Information

None.

Part III

ITEM 10. Directors, Executive Officers, and Corporate Governance

BACKGROUND AND EXPERIENCE OF DIRECTORS

When considering whether directors and nominees have the experience, qualifications, attributes or skills, taken as a whole, to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of the Company’s business and structure, the Governance and Nominating Committee focused primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth immediately above.    We believe that our directors provide an appropriate mix of experience and skills relevant to the size and nature of our business.  As more specifically described in such person’s individual biographies set forth below, our directors possess relevant and industry-specific experience and knowledge in the medical, engineering and business fields, as the case may be, which we believe enhances the Board’s ability to oversee, evaluate and direct our overall corporate strategy.  The Governance and Nominating Committee annually reviews and makes recommendations to the Board regarding the composition and size of the Board so that the Board consists of members with the proper expertise, skills, attributes, and personal and professional backgrounds needed by the Board, consistent with applicable regulatory requirements.

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

Set forth below is information regarding the executive officers and directors of Bovie Medical Corporation as of March 18, 2011

Name	Position	Director Since
Andrew Makrides	Chairman of the Board and CEO	December 1982

J. Robert Saron	President Chief Sales and Marketing Officer and Director	August 1994

George Kromer	Research Analyst and Director	October 1995

Michael Norman	Director	September 2004

August Lentricchia	Director	October 2007

Moshe Citronowicz	Executive Vice President and Chief Operating Officer

Gary D. Pickett	Chief Financial Officer, Treasurer, and Secretary

Steven MacLaren	Director	April 2008

Michael Geraghty	Director	March 2011

Lawrence J. Waldman	Director	March 2011

Gregory Konesky	Director	December 2009

Leonard Keen	Vice-President & General Counsel

Directors serve for one-year terms and are elected at the annual shareholders’ meeting.

Andrew Makrides, Esq. Age 69, Chairman of the Board and CEO and member of the Board of Directors, received a Bachelor of Arts degree in Psychology from Hofstra University and a Juris Doctor Degree from Brooklyn Law School. He is a member of the Bar of the State of New York and practiced law from 1968 until joining Bovie Medical Corporation as a co-founder and Executive Vice President and director, in 1982. Mr. Makrides became President of the Company in 1985 and the CEO in December 1998 and has served as such until March 18, 2011 at which point he relinquished his position as President, but remained CEO.  Mr. Makrides employment contract extends to January 31, 2014. Mr. Makrides has over 28 years of executive experience in the medical industry.

J. Robert Saron, age 58, President, Chief Sales and Marketing Officer and Director, holds a Bachelor degree in Social and Behavioral Science from the University of South Florida. From 1988 to present Mr. Saron has served as a director of the Company. Mr. Saron previously served as CEO and chairman of the Board of the Company from 1994 to December 1998 and is currently the President and Chief Sales and Marketing Officer. Mr. Saron also serves on one industry board as past president of the Health Care Manufacturing Management Council and formerly served as director of the Health Industry Distributors Association Education Foundation.  Mr. Saron’s employment contract extends to January 31, 2014. Mr. Saron brings over 22 years of executive marketing and distribution experience in the medical industry.

George Kromer, Jr., age 70, became a director on October 1, 1995. On January 1, 2006 Mr. Kromer accepted an employment position with Bovie Medical Corporation as research analyst for the company in which he still maintains his capacity as a director. Mr. Kromer had been writing for business publications since 1980. In 1976, he received a Master’s Degree in health administration from Long Island University. He was engaged as a Senior Hospital Care Investigator for the City of New York Health & Hospital Corporation from 1966 to 1986. He also holds a Bachelor of Science Degree from Long Island University’s Brooklyn Campus and an Associate in Applied Science Degree from New York City Community College, Brooklyn, New York. Mr. Kromer has over 30 years of business analyst experience with a specialty in the medical industry.

Moshe Citronowicz, age 58, is a graduate of the University of Be’er Sheva, Be’er Sheva, Israel, with a Bachelor of Science Degree in electrical engineering.  Since coming to the United States in 1978, Mr. Citronowicz has worked in a variety of manufacturing and high technology industries. In October 1993, Mr. Citronowicz joined the Company as Vice President of Operations. He is responsible for all areas of manufacturing, purchasing, product redesign, as well as new product design. In September 1997, Mr. Citronowicz was appointed by the Board of Directors to the position of Executive Vice President and Chief Operating Officer. Mr. Citronowicz’s employment contract extends to January 31, 2014.

Gary D. Pickett, CPA, age 59, holds an MBA from the University of Tampa, a BS degree in Accounting from Florida State University, and served five years as a field artillery officer in the United States Army.  Mr. Pickett joined as controller of Bovie in March 2006 and became Chief Financial Officer in October 2006.  During the past five years, Mr. Pickett held positions of Director of Financial Systems with Progress Energy Services of Raleigh, NC, Vice President and Controller of Progress Rail Services, a subsidiary of Progress Energy Services in Albertville, AL, each of which were non-affiliated with Bovie.  He has had extensive experience in Sarbanes-Oxley implementation as well as GAAP accounting and SEC Reporting. Mr. Pickett’s employment contract extends to June 2012.

Michael Norman, CPA age 53, joined Bovie in 2004.  He manages the CPA firm, Michael Norman, CPA, PC since 1994 specializing in business financial planning as well as governmental and financial auditing. Mr. Norman is a member of the Nassau County Board of Assessors, Treasurer of the Don Monti Memorial Research Foundation and a Glen Cove City Councilman, all located on Long Island, New York. Mr. Norman provides the board with over 20 years of experience as a CPA and also serves as the expert member of our audit committee.

August Lentricchia, age 56, is presently employed by Freedom Tax and Financial Services Bohemia as a Registered Representative since 2001. He is also licensed as a Registered Representative and investment consultant of HD Vest Investment Services, a non-bank subsidiary of Wells Fargo and Company. He has also served as an investment consultant for Citibank. He received a BA degree from the University of Arizona in 1977 and has received a Masters degree in Education from Dowling College in 2004. Mr. Lentricchia has over 25 years of financial and investment experience and also serves on our Audit Committee.

Steven MacLaren, age 40, joined Bovie as a director in April 2008. Mr. MacLaren is a 1991 graduate of The Ohio State University in Columbus, Ohio with a BSBA degree in accounting. He is currently the president and a shareholder of Ronin Consulting Group, Inc. of Belleair Bluffs, Florida, which he started in February 2004 and which has provided consulting services for Bovie Medical since August 2005. Previous to this he served as the CFO and a technical currency trader of Capital Management Group, LLC, an investment company located in Naples, FL from November 2001 through February 2004. Mr. MacLaren has a history with the Company as he also served as Bovie Medical’s Controller from November 1996 through October 2001.  Mr. MacLaren serves as the Chairman of our Compensation Committee and the Nominating Committee and brings approximately 20 years of business and financial experience to the board.

Gregory A. Konesky, age 57, joined Bovie as a director in December 2009 and is a 1977 graduate of Polytechnic University Brooklyn, NY with a BSEE degree in computer science. He has been a scientific consultant to Bovie Medical Corporation for over 12 years. He is a member of the Bovie’s Scientific Advisory Board and is Lead Scientist for the Company’s J-Plasma technology. He has two patents granted and three pending, and has authored over 51 articles on a wide range of subjects including medical plasma technology, optical communications, astrobiology, and others. He has also served as a technical advisor to the investment community and is a member of numerous professional and scientific associations.  **

Lawrence Waldman, age 64, is certified public accountant and is currently the Partner-in-Charge of the Commercial Audit Practice Development of the accounting firm Holtz Rubenstein Reminick LLP.  He has over thirty-five years of experience in public accounting, including twenty-five years experience as an audit partner serving a wide range of clients.  Prior to joining Holtz Rubenstein, Mr. Waldman was the Managing Partner of the Long Island office of KPMG LLP from 1994 through 2006, the accounting firm where he started at in 1972.   Mr. Waldman is also a member of the Board of Trustees of the Long Island Power Authority and serves on the Finance and Audit Committee of the Board of Trustees.  He is currently the Treasurer of the Long Island Association as well as a member of its Board of Directors and Chairman of the Finance Committee.  In addition, Mr. Waldman is a member of the Board of Directors and Treasurer of each of the Long Island Angel Network and the Advanced Energy research Center at Stony Brook University and  a member of the Dean’s Advisory Board of the Hofstra University Frank G. Zarb School of Business.  Mr. Waldman received his bachelor’s degree and MBA from Hofstra University where he is also an adjunct professor. Mr. Waldman currently serves on our audit committee.

Michael Geraghty, age 63, is the Executive Vice President of Global Sales at Optos, Inc., a developer and manufacturer of retinal imaging devices for screening, detection and diagnosis of eye related conditions.  From 2005 through 2008, he was the President of International Sales at Gyrus Acmi where he first started in 2000 as Senior Vice President of Sales for Gyrus Medical.  Prior to this, Mr. Geraghty was the Vice President of Sales and Marketing for Everest Medical, Inc. and before that was the Director of Marketing for Advanced Products at Arthrocare Corporation.  Mr. Geraghty specializes in building independent direct sales teams in the medical device industry and has extensive domestic and international sales and marketing experience.  He received his bachelor’s degree from St. Mary’s University and graduate degree in Executive Sales Management from the University of Minnesota.

Leonard Keen, Esq., age 53, joined Bovie as Vice President & General Counsel in March 2010.  Previously, Mr. Keen provided IT, business and legal consulting services to the Company since 1999.  He holds a JD degree, with Honors, from the University of Florida Levin College of Law and a BS degree, cum laude, in chemistry from the University of Miami.  Admitted to Florida state and federal courts, and a U.S. Registered Patent Attorney, Mr. Keen has served as a law partner with the Atlanta IP boutique of Kaplan Ward & Patel, an associate with the Orlando IP boutique of Allen Dyer et al., and solo practitioner focusing on business, intellectual property and M&A law.  He also served as VP, Strategic & Legal Affairs and General Counsel at NCR Self-Service Travel (formerly Kinetics, Inc.).  Mr. Keen is an adjunct professor for IP and law courses at Seminole State College and Florida Institute of Technology, and a UCF Technology Incubator Excellence in Entrepreneurship panelist.  Prior to entering the practice of law, Mr. Keen spent 20 years conducting biomedical research, working in the medical device and computer science fields, and serving as an IT and operations executive in corporate settings.  Mr. Keen’s 3-year employment contract auto-extends year-to-year.

Dr. Peter Pardoll, age 64, joined Bovie as a director in April 2009 and is board certified in Internal Medicine and Gastroenterology.   He attended Emory University for undergraduate studies and graduated with honors from the Medical College of Virginia in 1971.      Dr. Pardoll then completed three years internal medicine training at the University of Miami Affiliated Hospitals, and subsequently completed his GI fellowship at University of South Florida.   He was the founding partner of the Center for Digestive Diseases (“CDD”) in St. Petersburg, Florida.       During his 28 years of practice, he established a successful clinical research division of CDD performing studies and research for major pharmaceutical companies.      He developed techniques to educate physician colleagues on laser therapeutics in GI endoscopy, bronchoscopy and urology.    Dr. Pardoll is the past president of the Florida GI Society.      He has been elected a Master of the American College of Gastroenterology (“ACG”) and was elected as a Trustee for a 6-year term to the ACG Board.      He remains active with his national organizations and as a healthcare consultant. Dr. Pardoll brings 28 years of physician experience to the board and serves on our Compensation Committee and Nominating Committee.* Dr Pardoll resigned as a director effective March 15, 2011.

Independent Board Members

The board currently has six independent members, Michael Norman, August Lentricchia, Steven MacLaren, Michael Geraghty, Greg Konesky, and Lawrence Waldman that meet the existing independence requirements of the NYSE Amex Market and the Securities and Exchange Commission.

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

Our Audit Committee currently consists of three independent members of the Board of Directors, Michael Norman CPA, August Lentricchia, and Lawrence Waldman. As a smaller reporting company, we are required to have at least two independent members comprising our Audit Committee in accordance with Rule 10A-3 of the Securities Exchange Act of 1934 and the rules of the NYSE Amex Exchange.  Michael Norman serves as our Chairman and financial expert for the Committee. The Audit Committee meets as often as it determines necessary but not less frequently than once every fiscal quarter.

AUDIT COMMITTEE REPORT

Our Audit Committee is composed of “independent” directors, as determined in accordance with Rule 10A-3 of the Securities Exchange Act of 1934. The Audit Committee operates pursuant to a written charter adopted by the Board of Directors.

As described more fully in its charter, the purpose of the Audit Committee is to assist the Board of Directors with its oversight responsibilities regarding the integrity of our financial statements, our compliance with legal and regulatory requirements, assessing the independent registered public accounting firm’s qualifications, independence and performance for us. Management is responsible for preparation, presentation and integrity of our financial statements as well as our financial reporting process, accounting policies, internal audit function, internal accounting controls and disclosure controls and procedures. The independent registered public accounting firm is responsible for performing an independent audit of our consolidated financial statements in accordance with generally accepted auditing standards and to issue a report thereon. The Audit Committee’s responsibility is to monitor and oversee these processes. The following is the Audit Committee’s report submitted to the Board of Directors for 2010.

The Audit Committee has:

•	reviewed and discussed our audited financial statements with management and Kingery & Crouse, P. A., the independent public accountants

•	discussed with Kingery & Crouse, P.A. matters required to be discussed by SEC and PCAOB requirements, as may be modified or supplemented; and

•
received from Kingery & Crouse, P. A. the written disclosures and the letter regarding their independence as required by PCAOB Rule 3526, Communication with Audit Committees Concerning Independence, as may be modified or supplemented, and discussed the auditors’ independence with them.

In addition, the Audit Committee has met separately with management and with Kingery & Crouse, P. A.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in our Annual Report on Form 10-K for the year ended December   31, 2010 for filing with the Securities and Exchange Commission.

The foregoing Audit Committee Report shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, and shall not otherwise be deemed filed under these acts, except to the extent we specifically incorporate by reference into such filings.

Governance and Nominating Committee

The Governance and Nominating Committee is responsible for matters relating to the corporate governance of our company and the nomination of members of the board and committees thereof. Our Governance and Nominating Committee consists of four independent members of the Board of Directors, Michael Norman CPA, August Lentricchia, Steven MacLaren who serves as Chairman, and Lawrence Waldman. The Governance and Nominating Committee meets as often as it determines necessary, but not less than once a year.

Compensation Committee

The Compensation Committee is responsible for overseeing our compensation and employee benefit plans (including those involving the issuance of our equity securities) and practices, including formulating, evaluating, and approving the compensation of our executive officers and reviewing and recommending to the full Board of Directors the compensation of our Chief Executive Officer.  Our Compensation Committee consists of four independent members of the Board of Directors, Michael Norman CPA, August Lentricchia, Steven MacLaren who serves as Chairman, and Michael Geraghty. The Compensation Committee meets as often as it determines necessary, but not less than once a year.

In 2010, the Compensation Committee did not engage any independent consultants.

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

With these objectives in mind, our Board has built executive and non-executive compensation programs that consist of two principal elements - Base Salary and grants of stock options and/or shares of restricted stock.

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

Perquisites and Other Benefits

Our Named Executive Officers are eligible for the same health and welfare programs and benefits as the rest of its employees in their respective locations. In addition, our CEO, COO, and Chief Sales and Marketing Officer each receive an automobile allowance of approximately $6,300 per year.

Our Named Executive Officers are entitled to participate in and receive employer contributions to Bovie's 401(k) Savings Plan. However, during January of 2009 management made the decision to suspend the employer 401(k) match, which as of December 31, 2010 has not been re-instated. For more information on employer contributions to the 401(k) Savings Plan see the Summary Compensation Table and its footnotes.

Tax and Accounting Considerations.

Section   162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), places a limit of $1,000,000 on the amount of compensation that we may deduct as a business expense in any year with respect to each of our most highly paid executives unless, among other things, such compensation is performance-based and has been approved by stockholders. The non-performance-based compensation paid to our executive officers for the 2010 fiscal year did not exceed the $1 million limit per executive officer. Accounting considerations also play an important role in the design of our executive compensation program. Accounting rules, such as FASB ASC Topic 718-10-10, Share-Based Payment, require us to expense the cost of our stock option grants which reduces the amount of our reported profits. Because of option expensing and the impact of dilution on our stockholders, we pay close attention to the number and value of the shares underlying stock options we grant.

Compensation of Named Executive Officers

The following table sets forth the compensation paid to each of Bovie’s Named Executive Officers for the three years ended December 31, 2010 for services to our Company in all capacities:

Summary Compensation Table

Name And Principal Position	Year	Salary ($)		Bonus ($) **	Stock Awards ($)	Option Awards ($) *		Non- Equity Incentive Plan Compensa- tion Earnings ($)	Change in Pension Value and Nonquali- fied Deferred compen- sation Earnings ($)	All Other Compen- Sation ($)		Total ($)
(a)	(b)	(c)		(d)	(e)	(f)		(g)	(h)	(i)		(j)
Andrew Makrides	2010	$205,252		$0	$0	$0		$0	$0	$19,542	(6)	$224,794
President, CEO,	2009	$205,252		$0	$0	$0		$0	$0	$18,463	(1)	$223,715
Chairman of the Board	2008	$208,598		$3,870	$0	$0		$0	$0	$20,553	(9)	$233,021

Gary D. Pickett	2010	$101,970		$0	$0	$9,800	(7)	$0	$0	$374	(10)	$112,144
CFO,	2009	$101,186		$0	$0	$43,750	(8)	$0	$0	$483	(2)	$145,419
Treasurer, Secretary	2008	$104,083		$1,961	$0	$0		$0	$0	$3,316	(15)	$109,360

J. Robert Saron	2010	$290,651		$0	$0	$0		$0	$0	$9,159	(11)	$299,810
Chief Sales and Marketing	2009	$290,651		$0	$0	$0		$0	$0	$10,972	(3)	$301,623
Officer and Director	2008	$295,650		$5,480	$0	$0		$0	$0	$21,312	(12)	$322,442

Moshe Citronowicz	2010	$213,549		$0	$0	$0		$0	$0	$15,327	(13)	$228,876
Vice President Chief	2009	$213,549		$0	$0	$0		$0	$0	$14,069	(4)	$227,618
Operating Officer	2008	$213,197		$3,834	$0	$0		$0	$0	$21,055	(14)	$238,086

Leonard Keen	2010	$151,442	(16)	$0	$0	$0		$0	$0	$82,580	(5)	$234,022
V.P.& General Counsel

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

(1) This amount includes: $155 of employer contributions under the Bovie Employee 401(k) savings plan; car allowance of $6,310; life insurance premiums of $431; and health insurance premiums of $11,567.

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

(5) This amount includes: life insurance premiums of $280; and relocation and housing expenses of $82,300.

(6) This amount includes: car allowance of $6,310; life insurance premiums of $440; and health insurance premiums of $12,792.

(7) In 2010 a total of 10,000 options were granted to Mr. Pickett on July 8, 2010 with a fair value of $0.98 per option.

(8) On October 26, 2009 a total of 12,500 options were granted to Mr. Pickett with a fair value of $3.50 per option.

(9) This amount includes: $4,151 of employer contributions under the Bovie Employee 401(k) savings plan; car allowance of $6,431; life insurance premiums of $395; and health insurance premiums of $9,576.

(10) This amount includes life insurance premiums of $374.

(11) This amount includes: car allowance of $6,310; life insurance premiums of $479; and health insurance premiums of $2,370

(12) This amount includes: $8,738 of employer contributions under the Bovie Employee 401(k) savings plan; car allowance of $6,431; life insurance premiums of $434; and health insurance premiums of $5,709.

(13) This amount includes: car allowance of $6,310; life insurance premiums of $479; and health insurance premiums of $8,538.

(14) This amount includes: $6,470 of employer contributions under the Bovie Employee 401(k) savings plan; car allowance of $6,431; life insurance premiums of $434; and health insurance premiums of $7,720.

(15) This amount includes: $2,970 of employer contributions under the Bovie Employee 401(k) savings plan; and life insurance premiums of $346.

(16) This amount represents a partial year as Mr. Keen was hired on March 2, 2010

Employment Agreements and Potential Payments Upon Termination or Change in Control

At December 31, 2010, we were obligated under employment contracts with Mr. Makrides, Mr. Saron, and Mr. Citronowicz that are set to expire in January 2014 and contain an automatic extension for a period of one year unless we provide the executives with appropriate written notice pursuant to the contracts. We are also obligated under an employment contract with Mr. Keen which is set to expire in March 2014.  The employment agreements provide, among other things, that the Executive may be terminated as follows:

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

(d)
By Bovie, without cause, with the majority approval of the Board of Directors, for Mr. Makrides, Mr. Saron, and Mr. Citronowicz at any time upon at least thirty (30) days prior written notice to the Executive and for Mr. Keen a notice of non-renewal with at least three hundred and sixty-six (366) days prior written notice. In this case Bovie shall be obligated to pay the Executive compensation in effect at such time, including all bonuses, accrued or prorated, and expenses up to the date of termination. Thereafter for Messrs Makrides, Saron, and Citronowicz, for the period remaining under the contract, Bovie shall pay the Executive the salary in effect at the time of termination payable weekly until the end of their contract.  Thereafter for Mr. Keen, for the period remaining under the contract, Bovie shall pay a lump sum for the salary in effect at the time of termination until the end of his contract.

(e)
If Bovie fails to meet its obligations to the Executive on a timely basis, or if there is a change in the control of Bovie, and in the case of Mr. Keen, if Bovie provides Mr. Keen with a notice of non-renewal, the Executive may elect to terminate his employment agreement. Upon any such termination or breach of any of its obligations under the Employment Agreement, Bovie shall pay the Executive a lump sum severance equal to three times the annual salary and bonus in effect the month preceding such termination or breach as well as any other sums which may be due under the terms of the Employment Agreement up to the date of termination.

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

Grants of Plan-Based Awards

The only incentive awards granted to a Named Executive Officer in fiscal 2010 were to Gary Pickett and Leonard Keen, each in the amount of 10,000 stock options.

Options Exercises During Fiscal 2010

There were no options exercised during the year ended December   31, 2010 by the Named Executive Officers.

Outstanding Equity Awards

The following table presents information with respect to each unexercised stock option held by Bovie's Named Executive Officers as of December   31, 2010.

		Outstanding Equity Awards at 12/31/10
Name		# of Securities Underlying Unexercised Options (# Exercisable)	# of Securities Underlying Unexercised Options (# Unexercisable)	Option Exercise Price ($/sh)	Option Expiration Date 10 Years After Grant Date
Andrew Makrides		25,000	--	3.25	9/29/2013
		25,000	--	2.13	9/23/2014
		25,000	--	2.25	5/5/2015
J. Robert Saron		12,500	--	3.25	9/29/2013
		12,500	--	2.13	9/23/2014
		12,500	--	2.25	5/5/2015
Moshe Citronowicz		25,000	--	3.25	9/29/2013
		25,000	--	2.13	9/23/2014
		25,000	--	2.25	5/5/2015
Gary Pickett		20,000	11,429	8.66	1/12/2017
		5,000	2,857	7.10	3/29/2017
		12,500	10,714	8.32	10/26/2019
		10,000	10,000	2.46	7/12/2020
Leonard Keen	(1)	100,000	100,000	7.45	3/2/2020
		10,000	10,000	2.46	7/12/2020

(1) Inducement for employment issuance on March 2, 2010 for 100,000 stock options.

Compensation of Non-Employee Directors

The following is a table showing the director compensation for the year ended December 31, 2010:

Name	Fees Earned Or Paid In Cash ($)	Stock Awards ($)	Option Awards ($) ***		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)		(e)	(f)	(g)	(h)
Brian Madden **	$0	$0	$8,977	* (1)	$0	$0	$0	$35,000
Michael Norman	$0	$0	$9,800	* (2)	$0	$0	$0	$35,000
August Lentricchia	$0	$0	$9,800	* (3)	$0	$0	$0	$35,000
Steven MacLaren	$0	$0	$9,800	* (4)	$0	$0	$0	$35,000
Dr. Peter Pardoll	$0	$0	$9,800	* (5)	$0	$0	$0	$26,250
Greg Konesky	$0	$0	$9,800	* (6)	$0	$0	$0	$26,250

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

** (1) Mr. Madden, who resigned from the board in November 2009 was granted 9,160 stock options on July 8, 2010 prorated for his services during the 2009 calendar year, which had a fair value of $0.98 per option.

* (2) Mr. Norman was granted 10,000 stock options on July 8, 2010 which had a fair value of $0.98 per option.

* (3) Mr. Lentricchia was granted 10,000 stock options on July 8, 2010 which had a fair value of $0.98 per option.

* (4) Mr. MacLaren was granted 10,000 stock options on July 8, 2010 which had a fair value of $0.98 per option.

* (5) Dr. Pardoll, who resigned from the Board in March 2011, was granted 7,500 stock options on July 8, 2010 which had a fair value of $0.98 per option.

* (6) Mr. Konesky was granted 7,500 stock options on July 8, 2010 which had a fair value of $0.98 per option.

Directors' compensation is determined by the Board of Directors based upon recommendations from the Compensation Committee. The Board periodically grants directors stock options in order to assure that they have proper incentives and an opportunity for an ownership interest in common with other stockholders.

Our Board of Directors presently consists of J. Robert Saron, Andrew Makrides, George Kromer, Jr., Michael Norman, August Lentricchia, Steven MacLaren, Gregory Konesky, Lawrence Waldman and Michael Geraghty.

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

On October 30, 2007, shareholders approved and the Board of Directors adopted an amendment to the 2003 Executive and Employee Stock Option Plan to increase the maximum aggregate number of shares of common stock reserved for issuance under the 2003 Plan from 1.2 million shares (already reserved against outstanding options) to 1.7 million shares, or an increase of 500,000 shares of common stock for future issuance pursuant to the terms of the Plan. Except for the increase in the number of shares covered by the Plan, the Plan remains otherwise unchanged from its present status. In 2010, the Board of Directors granted 134,160 options to purchase a like number of shares of common stock.

There have been no changes in the pricing of any options previously or currently awarded.

COMPENSATION COMMITTEE REPORT

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K with management. Based on our Compensation Committee’s review of and the discussions with management with respect to the Compensation Discussion and Analysis, our Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our Proxy Statement and in this Annual Report on Form 10-K for the fiscal year ended December   31, 2010 for filing with the SEC.   The members of our Compensation Committee are Steven MacLaren, Michael Norman (CPA), Michael Geraghty and August Lentricchia.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

See “ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters”.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of March 1, 2011, with respect to the beneficial ownership of the Company’s common stock by its executive officers, directors, all persons known by the Company to be the beneficial owners of more than 5% of its outstanding shares and by all officers and directors as a group.

	Number of Shares
Name and Address	Title	Owned (i)	Nature of Ownership	Percentage of Ownership (i)

RENN Universal Growth Investment Trust
Frost National Bank	Common	950,000	Beneficial	5.4%
8201 Preston Road, Ste 540
Dallas, Texas 75206

Andrew Makrides
734 Walt Whitman Road	Common	674,213(ii)	Beneficial	3.8%
Melville, NY 11746

George Kromer
P.O. Box 188	Common	341,508(iii)	Beneficial	1.9%
Farmingville, NY 11738

J. Robert Saron
5115 Ulmerton Rd.	Common	424,819(iv)	Beneficial	2.4%
Clearwater, FL 33760

Gregory Konesky
3 Rolling Hill Rd.	Common	32,800 (vi)	Beneficial	0.2%
Hampton Bays, NY 11946

Mike Norman	Common	105,000(vii)	Beneficial	0.6%
410 Jericho Tpke.
Jericho, NY

Dr. Peter Pardoll	Common	(*) 97,929 (viii)	Beneficial	0.6%
34 Paradise Lane
Treasure Island, FL 33706

Moshe Citronowicz
5115 Ulmerton Rd.	Common	481,504 (v)	Beneficial	2.7%
Clearwater, FL 33760

Gary Pickett
5115 Ulmerton Rd.	Common	47,500 (ix)	Beneficial	0.3%
Clearwater, FL 33760

Leonard Keen
5115 Ulmerton Rd.	Common	110,000 (x)	Beneficial	0.6%
Clearwater, FL 33760

August Lentricchia
734 Walt Whitman Road	Common	29,100 (xi)	Beneficial	0.2%
Melville, NY 11746

Steven MacLaren
5115 Ulmerton Rd.	Common	32,500 (xii)	Beneficial	0.2%
Clearwater, FL 33760

Lawrence Waldman
45 Shelter Lane	Common	- (xiv)	Beneficial	0.0%
Rolyn Heights, NY 11577

Michael E. Geraghty
1342 Cherry Hill Road	Common	- (xv)	Beneficial	0.0%
Mendota Heights, MN 55118

Officers and Directors as a group (11 Persons)		3,329,873(xiii)		18.8%

(i) Based on 17,711,115 outstanding shares of Common Stock and 1,943,125 outstanding options to acquire a like number of shares of Common Stock as of December 31, 2010, of which officers and directors owned a total of 635,000 options and 1,744,873 shares at December 31, 2010.  We have calculated the percentages on the basis of the amount of outstanding securities plus, for each person or group, any securities that person or group has current or future right to acquire pursuant to options, warrants, conversion privileges or other rights.

(ii) Includes 599,213 shares and 75,000 ten year options owned by Mr. Makrides to purchase shares of Common Stock of the Company. Exercise prices for his options range from $2.13 for 25,000 shares to $3.25 for 25,000 shares.

(iii) Includes 266,508 shares and 75,000 ten year options owned by Mr. Kromer, exercisable at prices ranging from $2.13 per share for 25,000 shares, and $3.25 per share for 25,000 shares.

(iv) Includes 387,319 shares and 37,500 ten year options owned by Mr. Saron, exercisable at prices ranging from $2.13 per share for 12,500 shares, and $3.25 per share for 12,500 shares.

(v) Includes 406,504 shares and 75,000 ten year options owned by Mr. Citronowicz exercisable at prices ranging from $2.13 for 25,000 shares to $3.25 for 25,000 shares.

(vi) Includes 3,300 shares and 32,500 ten year options owned by Mr. Konesky exercisable at prices ranging from $1.30 for 10,000 shares  to $7.85 for 7,500 shares.

(vii) Includes 105,000 ten year options owned by Mr. Norman exercisable at prices ranging from $2.13 for 25,000 shares to $8.66 for 12,500 shares.

(viii) Includes 80,429 shares (of which 19,778 shares owned indirectly by his spouse) and 17,500 ten year options owned by Mr. Pardoll exercisable at prices ranging from $2.46 for 10,000 shares to $8.32 for 7,500 shares.

(ix) Includes 47,500 ten year options owned by Mr. Pickett exercisable at prices ranging from $2.46 for 10,000 shares to $8.66 for 20,000 shares. These options vest over a 7 year period.

(x) Includes 110,000 ten year options owned by Mr. Keen. exercisable at prices ranging from $2.46 for 10,000 shares to $7.45 for 100,000 shares. These options vest over a 7 year period.

(xi) Includes 1,600 Shares owned by Mr. Lentricchia and 27,500 ten year options issued to Mr. Lentricchia exercisable at prices ranging from $2.46 for 10,000 shares to $8.32 for 10,000 shares. These options vest over a period of 7 years.

(xii) Includes 32,500 ten year options owned to Mr. MacLaren exercisable at prices ranging from $2.46 for 10,000 shares to $8.66 for 5,000 shares. These options vest over a 7 year period.

(xiii) Includes 635,000 shares reserved for outstanding options owned by all Executive Officers and directors as a group. The last date options can be exercised is July 12, 2020.

(xiv) Excludes 7,500 options issued March 18, 2011 exercisable at a price of $2.81.  These options vest over a period of 7 years.

(xv) Excludes 7,500 options issued March 18, 2011 exercisable at a price of $2.81.  These options vest over a period of 7 years.

(*) Dr. Peter Pardoll resigned as a member of the board of directors in March 2011.

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

Based solely on a review of the copies of such forms furnished to us, we believe that during the year ended December 31, 2010 all officers, directors and ten percent beneficial owners who were subject to the provisions of Section 16(a) complied with all of the filing requirements during the year.

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

Steve Livneh, a former director and former officer of Bovie, is the founder and principal of Lican Developments Ltd (“Lican”), an Ontario, Canada Corporation. Lican may in the future also receive ongoing royalties ranging from 2.5% to 3% of sales of certain products.  During 2010 and prior to our terminating our contractual relationship, Lican provided research and development consulting in the continued development of our Seal-N-Cu™t product line and was paid consulting fees approximating $230,000.  Mr Livneh received approximately $42,000 in consulting fees in 2009.

Steven MacLaren, a director of Bovie, is president and a shareholder of Ronin Consulting Group, Inc., a company which provided various financial and analytical project consulting services to Bovie. Ronin Consulting Group, Inc. was paid consulting fees approximating $80,000 $99,800 and $99,000 during 2010, 2009 and 2008, respectively.

Dr. Peter Pardoll, a former director of Bovie, is the principal owner of Medical Education Associates, LLC, which provided medical field consulting services to Bovie. Medical Education Associates, LLC was paid fees approximating $25,000 in 2010 and $40,000 for the portion of 2009 that he was a director, respectively.

A relative of Bovie’s chief operating officer is considered a related party. Arik Zoran, was an employee of the Company during 2010 in charge of the engineering department and was paid inclusive of benefits $192,014, $188,363, and $197,272 for 2010, 2009 and 2008 respectively.

ITEM 14. Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to us for fiscal years ended December 31, 2010 and 2009 by our current accountants, Kingery & Crouse P.A. (in thousands) :

	2010	2009
Audit Fees (1)	$165	$143

Non-Audit Fees:
Related Fees(2)	11	52
Tax Fees(3)	-	7
All other Fees(4)	3	12
Total Fees billed	$179	$214

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

Name	Title	Date

Principal Executive Officer:

/s/ ANDREW MAKRIDES Andrew Makrides	Chief Executive Officer and Chairman of the Board	March 31, 2011

Principal Financial Officer:

/s/ GARY D. PICKETT Gary D. Pickett	Chief Financial Officer, Treasurer, and Secretary	March 31, 2011

Directors:

/s/ J. ROBERT SARON J. Robert Saron	President, Chief Sales and Marketing Officer and Director	March 31, 2011

/s/ GEORGE KROMER George Kromer	Director	March 31, 2011

/s/ MICHAEL NORMAN Michael Norman	Director	March 31, 2011

/s/ AUGUST LENTRICCHIA August Lentricchia	Director	March 31, 2011

/s/ STEVEN MACLAREN Steven MacLaren	Director	March 31, 2011

/s/ GREG KONESKY	Director	March 31, 2011
Greg Konesky

PART II

ITEM 15.   Exhibits and Financial Statement Schedules

The financial statements and exhibits filed as part of this annual report on Form 10-K are provided below:

ITEM 15A. Financial Statements

BOVIE MEDICAL CORPORATION INDEX TO FINANCIAL STATEMENTS

[LETTERHEAD OF KINGERY & CROUSE, P.A.]

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Bovie Medical Corporation:

We have audited the accompanying consolidated balance sheets of Bovie Medical Corporation (the “Company”), as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and of cash flows for the years ended December 31, 2010, 2009 and 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financials based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no opinion.  Our audits included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years  ended December 31, 2010, 2009  and 2008  in conformity with accounting principles generally accepted in the United States of America

Kingery & Crouse, P.A s/s
Tampa, FL
March   31, 2011

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009
(in thousands)

ASSETS	2010	2009
Current assets:

Cash and cash equivalents	$3,827	$2,155
Trade accounts receivable, net	2,114	2,566
Inventories, net	7,605	6,774
Prepaid expenses and other current assets	966	919
Deferred income tax asset, net	400	800

Total current assets	14,912	13,214

Property and equipment, net	7,432	8,814

Other assets:

Brand name and trademark	1,510	1,510
Purchased technology, net	1,598	3,148
License rights, net	90	153
Restricted cash held in escrow	--	36
Deferred income tax asset, net	1,533	158
Deposits	711	429
Total other assets	5,442	5,434
Total Assets	$27,786	$27,462

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009
(Continued) (in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES	2010	2009
Current liabilities:

Accounts payable	$951	$589
Accrued payroll	101	78
Accrued vacation	169	171
Current portion of amounts due to Lican	50	50
Current portion of mortgage note payable to bank	140	135
Line of credit	--	1,000
Derivative warrant liability	332	--
Accrued and other liabilities	394	450

Total current liabilities	2,137	2,473

Mortgage note payable to bank, net of current portion	3,600	3,740
Note Payable RBC Capital Lease	112	--
Due to Lican, net of current portion	172	218

Total liabilities	6,021	6,431

Commitments and Contingencies (see Note 12)

Stockholders' equity:

Preferred stock, par value $.001; 10,000,000 shares authorized; none issued or outstanding	--	--
Common stock, par value $.001 par value; 40,000,000 shares authorized; 17,705,980 and 17,094,773 issued and 17,562,901 and 16,951,695 outstanding on December 31, 2010 and December 31, 2009, respectively	18	17
Additional paid-in capital	25,113	22,934
Accumulated other comprehensive loss	--	(89)
Deficit	(3,366)	(1,831)

Total stockholders' equity	21,765	21,031

Total Liabilities and Stockholders' Equity	$27,786	$27,462

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(in thousands)

	2010	2009	2008

Sales, net	$24,230	$26,953	$28,097
Cost of sales	14,242	15,098	16,248
Gross Profit	9,988	11,855	11,849

Gain on cancellation of agreement	--	--	1,496

Other costs:
Research and development	1,854	2,083	2,061
Professional services	1,556	1,398	991
Salaries and related costs	3,155	3,003	3,017
Selling, general and administration	4,889	4,656	4,489
Asset impairment	1,286	--	--
Total other costs	12,740	11,140	10,558

Income (loss) from operations	(2,752)	715	2,787

Other income (expense):
Interest (expense) income	(223)	(52)	(10)
Change in fair value of liabilities, net	513	--	--
Total other income (expense), net	290	(52)	(10)

Income (loss) before income taxes	(2,462)	663	2,777

Provision for current income taxes	(7)	(7)	(34)
Benefit (provision) for deferred income taxes	934	(60)	(911)
Total benefit (provision) for income taxes - net	927	(67)	(945)

Net income (loss)	$(1,535)	$596	$1,832

Earnings (loss) per common share:
Basic	$(0.09)	$0.04	$0.11
Diluted	$(0.09)	$0.03	$0.11

Weighted average number of common shares
Outstanding - Basic	17,367	16,899	16,071

Weighted average number of common shares outstanding adjusted for dilutive securities	17,367	17,836	17,087

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(in thousands)

	Common Shares	Paid-in Par Value	Additional Comprehensive Capital	Accumulated Other Incom (Loss)	Deficit	Total

January 1, 2008	15,457	$16	$22,312	$-	$(4,259)	18,069

Options exercised	1,489	1	1,196	-	-	1,197

Stock based compensation	-	-	185	-	-	185
Stock swap to acquire options	(151)	-	(974)	-	-	(974)

Net income	-	-	-	-	1,832	1,832
Foreign currency remeasurement	-	-	-	(88)	-	(88)
Comprehensive income	-	-	-	-	-	1,744

December 31, 2008	16,795	17	22,719	(88)	(2,427)	20,221

Options exercised	183	-	286	-	-	286

Stock based compensation	-	-	136	-	-	136

Stock swap to acquire options	(26)	-	(207)	-	-	(207)

Net income	-	-	-	-	596	596
Foreign currency remeasurement				(1)	-	(1)
Comprehensive income	-	-	-	-	-	595

December 31, 2009	16,952	17	22,934	(89)	(1,831)	21,031

Options exercised	46	-	39	-	-	39

Stock based compensation	-	-	163	-	-	163

Stock swap to acquire options	(6)	-	(30)	-	-	(30)

Equity Issuance	572	1	2,766	-	-	2,767

Fair value of warrants issued in connection with equity raise	-	-	(799)	-	-	(799)

Tax benefit from share based payments	-	-	40	-	-	40

Net loss	-	-	-	-	(1,535)	(1,535)
Foreign currency remeasurement	-	-	-	89	-	89
Comprehensive loss	-	-	-	-	-	(1,446)

December 31, 2010	17,564	$18	$25,113	$-	$(3,366)	$21,765

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(in thousands)

	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$(1,535)	$596	$1,832
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	734	777	784
Amortization of intangible assets	272	273	188
Provision for (recovery of) inventory obsolescence	(8)	27	(29)
Loss (gain) on disposal of fixed assets	326	(1)	7
Loss on Goodwill Impairment Bovie Canada	54	--	--
Loss on impairment of intangible assets (Note 5)	1,286	--	--
Stock-based compensation	163	136	185
Change in fair value of liabilities	(513)	--	--
Noncash reclassification adjustment	--	--	10
Provision (benefit) for deferred income taxes	(974)	60	911
Provision for (recovery of) bad debts	--	(7)	--
Gain on cancellation of agreement	--	--	(1,496)
Change in assets and liabilities:
Trade receivables	451	440	(466)
Prepaid expenses and other current assets	(47)	150	(726)
Inventories	(822)	(1,462)	(789)
Deposits	(281)	(305)	(80)
Accounts payable	362	(728)	510
Accrued and other liabilities	(56)	(3)	(55)
Accrued payroll	23	17	(52)
Accrued vacation	(1)	(67)	8
Net cash provided by (used in) operating activities	(566)	(97)	742

Cash flows from investing activities:
Purchases of property and equipment	(201)	(2,465)	(4,466)
Proceeds from sale of property and equipment	633	1	10
Increase in purchased technology	--	--	(57)
Net cash used in investing activities	432	(2,464)	(4,513)

Cash flows from financing activities:
Proceeds from mortgage note payable to bank (net of amounts in escrow)	36	1,249	2,715
Proceeds from private placement (net of costs of $233,014)	2,767	--	--
Net change in line of credit	(1,000)	1,000	--
Proceeds from sales of common stock	9	79	223
Tax benefit from share based payments	40	--	--
Repayments of long-term debt and due to Lican	(135)	(175)	(50)
Net cash provided by financing activities	1,717	2,153	2,888

Effect of exchange rate changes on cash and cash equivalents	89	(1)	(88)

Net change in cash and cash equivalents	1,672	(409)	(971)

Cash and cash equivalents at beginning of year	2,155	2,564	3,535

Cash and cash equivalents at end of year	$3,827	$2,155	$2,564
Cash paid for:
Interest paid, net of amounts capitalized of $119,000 in 2009	$223	$128	$58
Income taxes	$--	$245	$136
Noncash financing activities during year ended December 31, 2010, 2009, and 2008:
Equipment financed with loan	$111	--	--

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Consolidated Financial Statements

The accompanying consolidated financial statements include the accounts of Bovie and its wholly owned subsidiaries, Aaron Medical Industries, Inc., BVX Holdings, LLC  (which in turn prior to June 30, 2010 owned 100% of Bovie Canada ulc) and Jump Agentur Fur Electrotechnik GMBH (“JAG”) (collectively, the “Company” or “we”, “our” or “us”). All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Estimates that are critical to the accompanying consolidated financial statements relate principally to the adequacy of our inventory allowances and the recoverability of certain intangibles and our deferred income tax assets.  In addition, stock-based compensation and the fair value of certain warrants represent a significant estimate as such expense is derived from a formula that uses various assumptions to estimate the future but unknown value of our common stock.  The markets for the Company’s products are characterized by intense price competition, rapid technological development, evolving standards and short product life cycles, all of which could impact the future realization of its assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. It is at least reasonably possible that the Company’s estimates could change in the near term with respect to these matters.

Cash and Cash Equivalents

Holdings of highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

Fair Values of Financial Instruments and Concentration of Credit Risk

The carrying amount of our financial instruments included in current assets and liabilities approximates fair value due to their short term nature.  In addition, we believe the book value of our mortgage note payable obligation approximates its fair values as the terms of such obligation approximates the terms at which similar types of borrowing arrangements could be currently obtained.

Financial instruments, which potentially subject us to significant concentrations of credit risk, consist primarily of cash and cash equivalents, and trade accounts receivable. With respect to cash, we frequently maintain cash and cash equivalent balances in excess of federally insured limits. We have not experienced any losses in such accounts.

See Note 6 for discussion of fair market value measurements of other liabilities.

With respect to receivables, our ten largest customers accounted for approximately 61%, 65% and 76% of trade receivables as of December 31, 2010, 2009 and 2008, respectively, and 66.5%, 71.5% and 70% of net revenues for the respective years then ended.   In 2010, two customers accounted for over 10% of total revenues, Arthrex and National Distribution and Contracting, Inc. amounting to 11.4% and 11.2%, respectively. In 2009 and 2008, Arthrex was our only customer that accounted for over 10% of total revenues, accounting for 22% and 20%, respectively of such revenues. All of these entities are customers of our U.S. operations.  We perform ongoing credit evaluations of our customers and generally do not require collateral because we believe we have procedures in place to limit potential for significant losses, and because of the nature of our customer base.

Accounts Receivable and Allowance for Doubtful Accounts

Our credit terms for our billings range from net 10 days to net 30 days, depending on the customer agreement.  Accounts receivable are determined to be past due if payments are not made in accordance with such agreements and a reserve is created for them when they become three months past due or sooner if there are other indicators that the receivables may not be recovered.  Customary collection efforts are initiated and receivables are written off when we determine they are not collectible and abandon these collection efforts. We gave negotiated sales volume discounts, which amounted to approximately $520,000, $534,000 and $500,000 for 2010, 2009 and 2008, respectively. Sales are reported net of all discounts.

We evaluate the allowance for doubtful accounts on a regular basis for adequacy based upon our periodic review of the collectability of the receivables in light of historical experience, adverse situations that may affect our customers’ ability to pay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.  Substantially all of the receivables included in the accompanying balance sheets were recovered subsequent to the respective year ends.  Because of this, and because historical losses on accounts receivable have not been material, management believes that the allowances for doubtful accounts of $14,600 and $20,000 at December 31, 2010 and 2009, respectively, are, or were, adequate to provide for possible bad debts.

Inventories and Repair Parts

Inventories are stated at the lower of average cost or market. Finished goods and work-in-process inventories include material, labor, and overhead costs. Factory overhead costs are allocated to inventory manufactured in-house based upon cost of materials.

We monitor usage reports to determine if the carrying value of any items should be adjusted due to lack of demand for the item and adjust the inventory for estimated obsolescence or unusable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Inventories at December 31, 2010 and 2009 were as follows (in thousands):

	2010	2009

Raw materials	$4,586	$4,254
Work in process	2,315	1,944
Finished goods	1,218	1,117
Gross inventories	8,119	7,315
Less: reserve for obsolescence	(514)	(541)

Net inventories	$7,605	$6,774

During 2010, the reserves and related costs of sales decreased by approximately $8,400. In 2009 and 2008 the reserves and related cost of sales were reduced by approximately $27,000 and $29,000 respectively as a result of changes in estimates regarding the recoverability of certain types of our inventory. There are no reserves for finished goods or work in progress as of December 31, 2010 and 2009.

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

Intangible Assets

These assets consist of licenses, purchased technology and brand name and trademarks.  The licenses and purchased technology (other intangibles) are being amortized by the straight-line method over a 5-17 year period commencing with the date they were placed in service. Estimated aggregate amortization expense for the five years ending December 31, 2015 is expected to approximate $841,000.

Brand name and trademark qualifies as an indefinite-lived intangible asset and is not subject to amortization.  Intangibles with indefinite lives are analyzed for impairment annually, or more frequently if events and circumstances indicate that the asset may be impaired.  If impaired, an impairment loss is recognized in an amount equal to the excess of the asset's carrying value over its fair value.  In the fourth quarter of 2010, after evaluating the future outlook of our patent related to our SEER product line, we determined that the asset value was fully impaired and further calculated the impairment loss to be approximately $1.3 million.

Other Long-Lived Assets

We   review other long-lived assets for recoverability if events or changes in circumstances indicate that the assets may have been impaired. This circumstance exists when the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from its use and eventual disposition.  In those cases an impairment loss is recognized to the extent that  the assets’ carrying amount exceeds its fair value.  Any impairment losses are not restored in the future if the fair value increases. At December 31, 2010, we believe the remaining carrying values of our long-lived assets are recoverable.

Restricted Cash

At December   31, 2010 and 2009, restricted cash of zero and $35,635 respectively, represents the amount of cash held in escrow related to the issuance of industrial revenue bonds. We received the remaining balance of these funds in 2010 with the final payment for the renovations to our new facility.

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

•
Product returns are only accepted at our discretion and in accordance with our “Returned Goods Policy.” Historically, the level of product returns has not been significant. We accrue for sales returns, rebates and allowances based upon an analysis of historical customer returns and credits, rebates, discounts and current market conditions.

•
Our terms of sale to customers generally do not include any obligations to perform future services. Limited warranties are generally provided for sales and provisions for warranty are provided at the time of product sale based upon an analysis of historical data.

•
Amounts billed to customers related to shipping and handling are included in net sales. Shipping and handling costs included in cost of sales were approximately $121,000, $106,000 and $119,000 in 2010, 2009 and 2008, respectively.

We have no consignment inventory with customers but we do have inventory located at contract manufacturers that produce components for us.  At December 31, 2010 and 2009, we had consigned work in progress of approximately $1.0 million and $936,000, respectively.

Advertising Costs

All advertising costs are expensed as incurred. The amounts of advertising costs were approximately $276,000, $216,000, and $397,000 for 2010, 2009 and 2008, respectively.

Net Earnings (Loss) Per Common Share

We compute basic earnings (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding for the reporting period.  Diluted earnings (loss) per share gives effect to all potential dilutive shares outstanding (in our case, stock options that are in the money) during the period.  The number of dilutive shares is calculated using the treasury method which reduces the effective number of shares by the amount of shares we could purchase with the proceeds of assumed exercises. During the year ended December 31, 2010, we reported net loss per share and, accordingly, common equivalent shares outstanding as of December 31, 2010, which consisted of employee stock options and warrants issued in connection with our private placement were excluded from diluted net loss per common share calculations as of such dates because they were anti-dilutive.      As a result, basic and diluted loss per share were equivalent.

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

We have net operating loss and tax credit carryforwards available in certain jurisdictions to reduce future taxable income. Future tax benefits for net operating loss and tax credit carry forwards are recognized to the extent that realization of these benefits is considered more likely than not. This determination is based on the expectation that related operations will be sufficiently profitable or that various tax, business and other planning strategies will enable us to utilize the operating loss and tax credit carry forwards. We cannot be assured that we will be able to realize these future tax benefits or that future valuation allowances will not be required. To the extent that available evidence raises doubt about the realization of a deferred income tax asset, a valuation allowance is established.

It is our policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. To the extent that the probable tax outcome of these uncertain tax positions changes, such changes in estimate will impact the income tax provision in the period in which such determination is made. At December   31, 2010, we believe we have appropriately accounted for any unrecognized tax benefits. To the extent we prevail in matters for which a liability for an unrecognized tax benefit is established or we are required to pay amounts in excess of the liability, our effective tax rate in a given financial statement period may be affected.

Since inception, we have been subject to tax by both federal and state taxing authorities. Until the respective statutes of limitations expire(which maybe as much as 20years while we have unused NOL’s), we are subject to income tax audits in the jurisdictions in which we operate.

In 2010, we were notified that our 2008 tax year was selected for examination by the Internal Revenue Service. Subsequently, in March 2011 we received the final adjustments from the examination which   results in a partial disallowance of approximately $350,000 of our net operating loss carryforward. The adjustments related mainly to certain stock option expense amounts from 2004 that according to the IRS were not able to be substantiated due to the inability to recover pertinent records, along with some other adjustments related to our R&D credit carryforward and attributable expense.  We have agreed to the adjustments and since the reductions are limited to our net operating loss carryforward amount no cash tax payment will need to be made as a result of the IRS examination.

Foreign Currency Transactions

The United States dollar is the functional currency of the Company’s operations in the United States and in line with determining guidance outlined in FASB ASC Topic 830, has also been determined to be the functional currency for the Company’s Canadian subsidiary, which was closed and consolidated to the Clearwater, Florida facility in 2010. FASB ASC Topic 830 provides for using the remeasurement method in converting the foreign subsidiary’s financial statements into U.S. dollars.      Monetary assets and liabilities denominated in foreign currency are converted at the current rate, while nonmonetary assets, liabilities, and shareholder equity accounts are converted at the appropriate historical rate. Revenue and expenses are converted at the weighted-average exchange rate for the period. FASB ASC Topic 830 requires any gain or loss as a result of remeasurement to be included in current period income unless the investment in the subsidiary is not expected to be recovered in the foreseeable future.  As our investment in the Canadian subsidiary was not expected to be recovered in the near future, we reflected the net gains and losses from the remeasurement as other accumulated comprehensive loss in the accompanying 2010 and 2009 statements of stockholders’ equity and comprehensive income.    For the year ended December 31, 2010, the impact of remeasuring these accounts and consolidating the ending balances into the parent company balance sheet were not material.

Reclassifications

Certain amounts in our prior years’ financial statements have been reclassified to conform to the current year presentation.

NOTE 3. TRADE ACCOUNTS RECEIVABLE

As of December 31, 2010 and 2009, trade accounts receivable were as follows (in thousands):

	2010	2009
Trade accounts receivable	$2,129	$2,586
Less: allowance for doubtful accounts	(15)	(20)

Trade accounts receivable, net	$2,114	$2,566

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2010 and 2009, property, plant and equipment consisted of the following (in thousands):

	2010	2009

Land	$1,600	$1,600
Machinery and equipment	3,311	3,383
Building and improvements	3,684	5,017
Furniture and fixtures	1,645	1,701
Leasehold improvements	384	448
Molds	1,118	1,084
	11,742	13,233
Less accumulated depreciation and amortization	(4,310)	(4,419)

Net property, plant, and equipment	$7,432	$8,814

NOTE 5. INTANGIBLE ASSETS

At December 31, 2010 and 2009, intangible assets consisted of the following (in thousands):

	2010	2009

Trade name (life indefinite)	$1,510	$1,510

Purchased technology (9-17 year lives)	$2,251	$3,819
Less accumulated amortization	(653)	(671)

Net carrying amount	$1,598	$3,148

License rights (5 year life)	$316	$316
Less accumulated amortization	(226)	(163)

Net carrying amount	$90	$153

With respect to our trademark and trade name,  we continue to market products, release new products and product extensions and maintain and promote these trademarks and trade name in the marketplace through legal registration and such methods as advertising, medical education and trade shows.    It is our belief that these trademarks and brand names will generate cash flow for an indefinite period of time.    Therefore, we believe our trademarks and trade name intangible assets are recoverable.

During 2010, after evaluating the future outlook of our patent related to our SEER™ product line, we determined that the asset value was impaired and further calculated the impairment loss to be approximately $1.3 million.

NOTE 6.  FAIR VALUE MEASUREMENTS

Certain assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2010 are measured in accordance with FASB ASC Topic 820-10-05, Fair Value Measurements.      FASB ASC Topic 820-10-05 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements.

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

The following table summarizes our financial instruments measured at fair value as of December 31, 2010 (in thousands):

	December 31, 2010 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents – United States	$3,788	$3,788	$–	$–
Cash and equivalents - Foreign currency	39	39	–	–

Total assets	$3,827	$3,827	$–	$–

Liabilities:
Warrant liability (2)	$332	$–	–	$332
Due to Lican (1)	172	–	$–	172

Total liabilities	$504	$–	$–	$504

The following table summarizes our financial instruments measured at fair value as of December 31, 2009 (in thousands):

	December 31, 2009 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents – United States	$2,073	$2,073	$–	$–
Cash and equivalents – Foreign currency	82	82	–	–

Total	$2,155	$2,155	$–	$–

Liabilities:
Due to Lican (1)	$218	$–	$–	$218

(1)This amount is based upon the probable realization of 75,000 out of a possible 150,000 contingent shares related to the Lican Developments Ltd. Asset Purchase Agreement, which was valued at the adjusted current fair value market share price.

(2) On April 18, 2010, we entered into a securities purchase agreement with purchasers named therein to raise in the aggregate of approximately $3 million in a private placement of common stock and warrants pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder. Upon closing of the transaction, we entered into a registration rights agreement with the buyers and issued to the buyers an aggregate of 571,429 shares of common stock at a per share price of $5.25, and warrants to acquire additional shares of common stock of up to fifty (50%) percent of the common shares acquired by each respective buyer at an exercise price of $6.00 per share.

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

The warrants are valued using a binomial lattice valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in this model at inception and as of December 31, 2010 included an expected life of 5 years, an expected dividend yield of zero, estimated volatility of 43%, and risk-free rates of return of 0.2%. For the risk-free rates of return, we use the published yields on zero-coupon Treasury Securities with maturities consistent with the remaining term of the warrants and volatility is based on a weighted average of the historical volatility of our stock price and peer company stock price volatility. We also take into consideration a probability assumption for anti-dilution.

Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)  (in thousands):

Description	Year Ended December 31, 2010	Year Ended December 31, 2009

Beginning balance	$218	$218
Purchases, issuances, and settlements	799	--
Total gain included in earnings (3)	(513)	--

Ending Balance	$504	$218

(3)
Gains for the period ended December 31, 2010 related to the revaluation of equity based liabilities. The gains related to the warrant   liability portion were calculated from the date of the warrant issuance (April 18, 2010) through December 31, 2010. These gains and losses are reflected in our consolidated statements of operations as a component of other income (expense).

NOTE 7. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-13, "Compensation-Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force" (ASU 2010-13). ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update do not expand the recurring disclosures required by Topic 718. Disclosures currently required under Topic 718 are applicable to a share-based payment award, including the nature and the term of share-based payment arrangements. We adopted this standard effective December   15, 2010, and it did not have a material impact on our consolidated financial position and results of operations.

In April 2010, the FASB issued ASU 2010-17 revised accounting guidance for milestone revenue recognition. The new guidance recognizes the milestone method as an acceptable revenue recognition method for substantive milestones in research or development transactions. It is effective on a prospective basis to milestones achieved in fiscal years and interim periods.      We adopted this standard effective June   15, 2010, and it did not have a material impact on our consolidated financial position and results of operations.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which amends Topic 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements related to Level 3 measurements. ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. We adopted this standard effective December   15, 2010, and it did not have a material impact on our consolidated financial position and results of operations.

In September 2009, ASU 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”) was issued and will change the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a)   vendor-specific objective evidence; (b)   third-party evidence; or (c)   estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. We adopted this standard effective June   15, 2010, and it did not have a material impact on our consolidated financial position and results of operations.

In December   2007, the FASB issued FASB ASC Topic 810-10-65, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No.   51 (SFAS 160).  FASB ASC Topic 810-10-65 will change the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity.  This new consolidation method will significantly change the accounting for partial and/or step acquisitions.  FASB ASC Topic 810-10-65 will be effective for us in the first quarter of fiscal year 2010.  We adopted this standard effective January 1, 2010, and it did not have a material impact on our consolidated financial position and results of operations.

We have reviewed all other recently issued standards and have determined they will not have a material impact on our consolidated financial statements, or do not apply to our operations.

NOTE 8. LINE OF CREDIT

Line of Credit

On December 2, 2009, RBC Bank (USA) increased our secured revolving line of credit facility to $8 million from the previous $5 million and on the same date provided us with a separate additional credit facility for up to $1 million specific to financing new equipment purchases. Advances under the $8 million line of credit are due on demand and bear interest at a rate of LIBOR plus 2% with a minimum floor rate of 4.0% and are secured by a perfected first security interest in our inventories, accounts receivable, and equipment.

The $1 million facility related to equipment purchases provides for a 2-year draw up period followed by a 5-year term period and bears interest also at LIBOR plus 2% with a minimum floor of 4% and will be secured by a perfected first security interest in the new equipment purchased. This equipment credit facility also allows the Company the option of financing purchased equipment at 75% of the cost through either a traditional loan or through RBC leasing at the time of purchase.

Subsequent available borrowings for both these credit facilities is subject to a borrowing base utilizing a percentage of eligible receivables, inventories, and any assigned cash along with certain financial ratios, specifically maintaining: a ratio of debt to tangible net worth of less than 2.0 to 1.0, a ratio of total funded debt to EBITDA of less than 3.25 to 1.0 excluding the industrial revenue bond note balance which had an original principal amount of $4.0 million, and a ratio of minimum debt service coverage of 1.5 to 1.0 measured on a rolling four quarter basis. At December 31, 2010, the Company was in full compliance with the loan covenants and ratios of both the credit facilities. According to our most recent borrowing base calculation we had approximately $4.0 million total available under the $8 million credit line, of which we have a current zero balance, and we have available $890,000 of the $1 million under the equipment line of credit.

Mortgage Note Payable

In November 2008, we received $4.0 million from industrial revenue bonds issued through RBC Bank.  These bonds, which have a current fixed interest rate of 4.6%, are repayable over a 20 year amortization period but mature after 10 years, with a balloon payment due at that time. The $4.0 million that was financed covered approximately $2.7 million of the $3 million purchase price for the facility plus approximately $1.3 million worth of the renovation costs to prepare the facility for our manufacturing needs and requirements. Scheduled maturities of this indebtedness are $140,000, $145,000, $155,000, $160,000 and $165,000 for 2011, 2012, 2013, 2014 and 2015 respectively. The balance on the mortgage as of December 31, 2010 is $3,740,000.

NOTE 9. TAXES AND NET OPERATING LOSS CARRYFORWARDS

During 2010, our 2008 and 2009 federal tax returns were selected for examination by the United States Internal Revenue Service (“the IRS”). The exam was concluded in March, 2011. As a result of the IRS exam, our federal net operating loss carryforward was reduced by approximately $350,000 and R&D credits were reduced by approximately $55,000.

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. The tax effects of these temporary differences representing the components of deferred tax assets (liabilities) at December 31 were approximately as follows (in thousands):
	2010	2009
Deferred tax assets, current:
U.S. net operating loss carryforwards	$1,011	$882
Canadian net operating loss carryforwards	--	570
State net operating loss carryforwards	189	102
Research and development credits	743	494
AMT credits	73	59
Asset impairment	486	--
Accounts receivable	5	8
Inventory	2	215
Charitable	4	--
Accrued expenses	72	74
Unrecognized tax benefit liability for current temporary differences	--	(249)
Valuation allowance for Canadian loss carryforward	--	(570)
Non-current estimate of loss and credit carryforwards	(2,185)	(785)
Total deferred tax assets, current	$400	$800

Deferred tax assets, non-current:
Loss and credit carryforwards	$2,185	$785
Stock based compensation	49	31
Total deferred tax assets, non- current	2,234	816

Deferred tax liabilities, non-current:
Property and equipment	(410)	(384)
Intangibles	(217)	(236)
Unrecognized tax benefit liability for non-current temporary differences	(74)	(38)
Total deferred tax liabilities, non- current	(701)	(658)

Net deferred tax asset, non-current	$1,533	$158

Pursuant to ASC 740, we must consider all positive and negative evidence regarding the realization of deferred tax assets, including past operating results and future sources of taxable income. Under the provisions of ASC 740, we determined that the entire net deferred tax asset related to the Canadian net operating loss needed to be reserved given a lack of historical earnings at that location. Our remaining U.S. net operating losses will begin to expire in years beginning in 2019.

We have adopted the provisions of FIN   48, now under ASC 740. Under ASC 740, the impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained. All of our positions arise from taxable temporary differences and as such the liability has been recognized in the net deferred tax asset, current and non-current items to which the relate.  The calculated amount of penalties and interest related to these timing differences were immaterial at December 31, 2010 and 2009.  In addition, because the amounts are related to temporary timing differences there would be no material impact on our effective tax rate if recognized.

Below is a reconciliation of the statutory federal income tax rate to our effective tax rate for the fiscal years ended December   31,

	2010	2009		2008

Federal tax provision	%	34.0%	34.0%	34.0
State taxes (net of federal benefit)		4.3	2.6	5.8
Stock based compensation *		.5	(15.9)	-
Research and development credits *		5.0	(12.8)	(2.6)
Other		(6.1)	2.3	(3.2)
	%	37.7%	10.2%	34.0
* Net of current year IRS Exam adjustments

NOTE 10. RETIREMENT PLAN

The Company provides a tax-qualified profit-sharing retirement plan under section 401k of the Internal Revenue Code for the benefit of eligible employees with an accumulation of funds for retirement on a tax-deferred basis and provides for annual discretionary contribution to individual trust funds.

All employees are eligible to participate. The employees may make voluntary contributions to the plan up to the maximum percentage allowed by the Internal Revenue Code. Vesting in employee matching contributions is graded and depends on the years of service. After three years from their date of hire, the employees are 100% vested.  The Company makes matching contributions of 50% of the employee contributions up to a total of 3% of participant payroll. During 2009 and throughout 2010 the Company’s management suspended the matching contribution as a cost cutting measure.

The Company’s contributions and expense during 2010, 2009 and 2008 approximated zero, $6,960 and $167,000, respectively.

NOTE 11. OTHER RELATED PARTY TRANSACTIONS

Compensation of Non-Employee Directors

During the year ended December 31, 2010, we granted 64,160 stock options having a fair value of approximately $62,900 to our independent directors as consideration for their service on our Board of Directors.  For the years ended December 31, 2009 and 2008, we granted 37,500 and 42,500 stock options with a fair value of approximately $131,200 and $119,900, respectively.

Professional Services

A director of Bovie is president and a shareholder of Ronin Consulting Group, Inc., a company which provided various financial and analytical project consulting services to Bovie. Ronin Consulting Group, Inc. was paid fees approximating $80,000, $99,800 and  $99,000 during 2010 2009 and 2008, respectively.

A former director of Bovie is the principal owner of Medical Education Associates, LLC, which provided medical field consulting services to Bovie. Medical Education Associates, LLC was paid fees approximating $25,000 $40,000 and $60,000 during 2010 the portion of 2009 since he became a director and 2008, respectively.

NOTE 12. Other COMMITMENTS AND CONTINGENCIES

Property and Rental Agreements

In November 2010 we sold our facility located in St. Petersburg, Florida.  The building had no existing mortgage and we received net cash proceeds after prorated taxes of approximately $633,000. The property had a net book value of approximately $950,000. The sale resulted in an approximate loss of $300,000.

We are obligated under various operating leases for a manufacturing and warehouse facility in St. Petersburg, Florida (which lease requires monthly payments of approximately $13,000, and expires on October 31, 2013), a separate warehouse facility in Clearwater (under a month-to-month arrangement requiring monthly payments of approximately $1,600), and our executive offices in New York (under a month-to-month arrangement requiring monthly payments of approximately $1,500). During 2010 we closed our Windsor, Canada facility for which we paid a lump sum payment of approximately $31,000 for the balance of the lease payments due under the lease contract. The following is a schedule of approximate future minimum lease payments under operating leases as of December 31, 2010 (in thousands):

2011	$256
2012	251
2013	227
2014	12
2015	--
Total	$746

Rent expense for the years ended December 31, 2010, 2009 and 2008 approximated $281,000, $283,000 and $280,000 for each year.

Purchase Commitments

At December 31, 2010, we had non-cancelable purchase commitments for inventories totaling approximately $4.5 million, substantially all of which is expected to be purchased by the end of 2011.

Employment Agreements

At December 31, 2010, we were obligated under five employment agreements which have expiration dates between June 2012 and March 2014. Approximate future minimum payments under these agreements are as follows as of December 31, 2010 (in thousands):

2011	$999
2012	1,074
2013	1,091
2014	104
Total	$3,268

During 2010 we hired Leonard Keen as our V.P. and General Counsel under an employment agreement. In addition, the agreements with our Chief Operating Officer, President, Chief Sales and Marketing Officer, and V.P. and General Counsel contain the following:

•	Clauses that allow for continuous automatic extensions of one year unless timely written notice terminating the contract is provided to such officers (as defined in the agreements).

•
Clauses which require the Company to make lump sum payments to such officers equal to three times their salary and bonus in effect at the time of any change in control and/or breach of the agreements by the Company.  The 2011 base salaries for these officers are expected to approximate $897,000, and such amounts may increase by 7.5% per year.

Litigation

On June 10, 2010, we received notice that an action had been commenced against us in the United States Court for the District of Delaware (Civil Action No. 1:10-cv-00494-UNA) by Salient Surgical Technologies, Inc. and Medtronic, Inc. (the “Plaintiffs”). In the complaint, the Plaintiffs alleged that the sale and use of our SEER (Saline Enhanced Electrosurgical Resection) fluid assisted electrosurgical devices infringed on an issued United States patent presently owned by Medtronic and licensed to Salient. The Plaintiffs were demanding a permanent injunction restraining us and our affiliates and any person acting in privity or in concert or participation with us   from the continued infringement of the patent as well as unspecified monetary damages.

Subsequently, on March 3, 2011 we signed a settlement agreement related to the above-mentioned action with Salient Surgical Technologies, Inc. and Medtronic, Inc. The settlement calls for us and related parties to immediately exit and not enter into the monopolar and bipolar saline-enhanced RF device business (including SEER™ and BOSS™) worldwide through February 2015. In exchange, the Plaintiffs made a one-time payment to us of $750,000. As a condition we will not be able to sell certain finished products, which as of the settlement date amounted to approximately $100,000 of our inventory.    Therefore we will be required to determine whether a valuation reserve will be required in the first quarter of 2011. Terms also include a provision outlining a possible OEM contract manufacturing relationship between Salient and our Company. We currently already have a longstanding OEM contract manufacturing agreement with Medtronic for advanced electrosurgical generators.

On July 9, 2010, we filed a complaint in the United States District for the Middle District of Florida (Tampa division) naming Steven Livneh, who at the time was a director of the Company, and two related entities as defendants. In our complaint, we are seeking, among other things, a declaratory judgment from the Court concerning our   rights under certain agreements entered into with the defendants in 2006 in connection with our acquisition of certain assets and technology, including intellectual property relating to our Seal-N-Cut product. We are also seeking damages for breach of contract, breach of fiduciary duty by Mr. Livneh relating to his service as an officer and director of the Company, tortious interference with contractual relations, defamation, slander of title and injunctive relief.      Mr. Livneh filed a motion seeking to (a) dismiss the complaint or, in the alternative, to (b) transfer venue. On December 20, 2010 the court issued an order dismissing without prejudice five of our fifteen claims due to New York Being defined in the forum selection clause in two of  the underlying contract with Mr. Livneh. The Company re-filed these five claims in New York. Mr. Livneh’s motion to dismiss the remaining claims in Florida was denied and the venue was not transferred.

Subsequently, on January 10, 2011 defendant Livneh filed a counter-complaint/third party complaint against us, our CEO, and our COO, alleging fraud, fraud in the inducement, fraudulent misrepresentation, breach of fiduciary duty, negligent misrepresentation, innocent misrepresentation, breach of contract, tortuous interference, shareholder derivative, defamation, breach of good faith and fair dealing, violation of the Uniform Trade Secrets Act, and violation of the Florida Whistleblower’s Act, and seeking recission and a declaratory judgement. In addition to the foregoing relief, Defendant also seeks reinstatement of Mr. Livneh to the Company’s board of directors, issuance of certain shares of unrestricted stock, compensatory, actual and/or special damages, punitive and/or exemplary damages, and attorney’s fees and costs. The range of loss is not estimable at this time.

On December 3, 2010, Dr. David Eisenstein, MD filed a complaint and demand for jury trial against us, alleging breach of contract, quantum meruit, and promissory estoppels. Dr. Eisenstein is seeking actual damages, consequential damages, incidental damages, pre-filing and post filing interest, and attorney fees and costs. We believe we have meritorious defenses to these claims, and we intend to vigorously defend this litigation. It is too early in the proceeding to determine the extent, if any, of our possible exposure in the lawsuit.      As such, no effect has been given herein to any loss that may result from the resolution of this matter in the accompanying consolidated financial statements.

In 2009, in a mutual effort to resolve the litigation with Erbe USA, Inc. we signed a full and final settlement agreement and mutual general release of all claims in which we agreed to pay Erbe $160,000 as part of the terms of the settlement. We also agreed not to use or disclose, and to destroy, any information that Erbe alleged constituted trade secrets and confidential business information related to Erbe. Additional terms of the settlement include a two-year period in which we agreed not to solicit (a) Erbe’s current employees and (b) a limited number of dealers and independent representatives who currently market Erbe products.

We expense costs of litigation related to contingencies in the periods in which they are incurred.

NOTE 13. GAIN FROM CONTRACT SETTLEMENT

On April 29, 2008, we signed an agreement with Boston Scientific Corporation to acquire technology, patents, and assets related to the use of conductive sintered steel as an electrode for radio frequency cutting and coagulation, intended to lower blood loss, quicken procedure times and provide cost savings for hospitals. The original development and manufacturing agreement signed in 2007 required us to develop and manufacture certain products using Boston Scientific’s intellectual property, with which we complied. Boston Scientific terminated the original agreement without cause and through the contract settlement negotiations we acquired the ownership rights to the intellectual property and equipment in consideration for releasing Boston Scientific from any further obligations under the original development and manufacturing agreement. A new agreement was signed between the companies for the technology’s use in Boston Scientific’s oncology business. As part of this new agreement, we granted a limited license to Boston Scientific until 2016 for uses outside of our intended fields listed above, which management feels has no impact on the fair value of the asset received. After 2016, the limitations on the license to Boston Scientific expire.

Management believed at the time of the transaction that the nonmonetary exchange had ‘commercial substance’, meaning there was an expectation that the future cash flows of the Company would change significantly as a result of the exchange. The presence of ‘commercial substance’ determines that the measure of value to be utilized for transactions is fair value. Due to the fact that there was a degree of urgency in the transaction: namely the immediate need for Boston Scientific to terminate the contract due to its internal restructuring, Bovie could not rely on it being an ‘arms length’ transaction. Management first conducted a thorough valuation of the non-monetary exchange and then engaged two independent third-party appraisers to ensure that management’s valuation was within reasonable limits. These third-party appraisers utilized the three general approaches to appraising assets: the market approach, the cost approach, and the income approach.

Management determined the fair value of the patent and pending patent applications, (which was impaired in 2010 see Note 5), a few different ways: first by conducting an analysis of the costs to reproduce, second by reviewing similar market transactions, and lastly modeling expected future cash flows of the patents. Each approach to fair value measurement was analyzed based on the level of inputs and compared against the fair value hierarchy. The income approach utilized numerous Level 3 inputs in its determination of value, including rates of return and projected cash flow. The market approach utilized Level 2 inputs for market rates of royalties on similar technologies. The cost approach was considered, but excluded from the fair value determination as the cost to reproduce the patents does not adequately represent the value of the patent.

Management believes that the resulting valuations were within reasonable limits because the multiple probability weightings reduced the likelihood of uncertainties to the asset valuation and soon after the transaction, we generated revenues and began discussions for possible distribution agreements which allowed us to determine that our estimate of fair value was within reasonable limits when reviewing our projected sales. Management used revenue projections from Boston Scientific, discussions with the inventor (who subsequently became a Bovie employee) as to the market and any competitors, and research and projections from Bovie’s sales and marketing department.  Management then reviewed the work of the third-party appraisers to validate that the amount calculated was within reasonable limits. Management was responsible for calculating and recording a gain of approximately $1,496,000 based on the fair values of the assets we received (i.e. intellectual property and molds of approximately $1,456,000 and $40,000, respectively).

Management utilized in its multiple probability weightings:

•	Number of procedures ranging from 30 to 70% of the market (assumed growth rate ranging from 2% to 7%)
•	Adoption Rate ranging from 1% to 5%
•	Average sales price of $800 based upon the current market price, which we were generating revenue, with an assumed 5% growth rate
•	Capital investment ranges from $500,000 to $1,100,000
•	Discount rate ranges from 10% to 30% (includes Risk Free rate, adjusted equity risk premium, risk premium for size and risk premium for Company-specific risk factors)
•	SEER™ device market opportunity projected revenues provided by Boston Scientific.

Third-Party appraisers utilized professional data from various sources as Capital IQ, Hoovers Online, OneSource, and Compustat Research Insight database from Standard & Poor’s, along with the SEER device market opportunity projected revenues provided by Boston Scientific.

NOTE 14. STOCK OPTIONS

On October 30, 2007, shareholders approved and the Board of Directors adopted an amendment to the 2003 Executive and Employee Stock Option Plan (the “Plan”) to increase the maximum aggregate number of shares of common stock reserved for issuance under the  Plan from 1.2 million shares (already reserved against outstanding options) to 1.7 million shares. Except for the increase in the number of shares covered by the Plan, the Plan remained otherwise unchanged. In 2001, the Board of Directors adopted the 2001 Executive and Employee Stock Option Plan which reserved for issuance 1,200,000 stock options. Stock options typically have a ten-year life and currently vest over a seven year period.

As of December 31, 2010, there was approximately $795,000 of total unrecognized compensation costs related to outstanding stock options, which is expected to be recognized over a period of 5   years.

The status of our stock options and stock awards are summarized as follows:

	Number Of Options	Weighted Average Exercise Price

Outstanding at December 31, 2008	1,867,150	$3.25

Granted	85,500	$8.17
Exercised	(183,250)	$1.86
Canceled	(27,875)	$7.18
Outstanding at December 31, 2009	1,741,525	$3.61

Granted	264,160	$4.67
Exercised	(46,000)	$.89
Cancelled	(11,425)	$7.33
Outstanding at December 31, 2010	1,948,260

Exercisable at December 31, 2010	1,444,270	$2.95

The following table summarizes information about our options outstanding at December 31, 2010:

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Options Exercisable
0.50	134,700	1 years	134,700
0.70	60,000	3 years	60,000
0.75	21,500	1 – 3 years	21,500
1.30	25,000	3 years	25,000
2.13	150,000	4 years	150,000
2.25	347,500	5 years	347,500
2.41	40,000	4 years	40,000
2.93	35,000	5 years	35,000
2.95	2,500	4 years	2,500
3.25	356,700	3 years	356,700
3.26	100,000	5 years	100,000
6.93	20,000	6 years	20,000
7.10	12,125	8 years	9,268
7.18	50,000	9 years	50,000
7.33	136,075	9 years	29,103
7.68	7,500	8 years	3,214
8.66	100,000	8 years	42,857
6.60	5,500	9 years	5,500
8.32	72,500	9 years	10,357
7.85	7,500	9 years	1,071
6.00	30,000	10 years	-
7.45	100,000	10 years	-
3.08	10,000	10 years	-
2.46	74,160	10 years	-
1.89	50,000	10 years	-

	1,948,260		1,444,270

The number and weighted average grant-date fair values of options non-vested at the beginning and end of 2010, as well as options granted, vested and forfeited during the year was as follows:

	Number Of Options	Weighted Average Exercise Prices
Nonvested at January 1, 2010	289,268		$7.88
Granted in 2010	264,160		$4.67
Vested in 2010	(38,013)		$7.79
Forfeited in 2010	(11,425)		$7.33
		$
Nonvested at December 31, 2010	503,990		$6.22

Common shares required to be issued upon the exercise of stock options and warrants would be issued from our authorized and unissued shares.

The grant date fair value of options granted in 2010 was estimated on the grant date using a binomial lattice option-pricing model and the following assumptions: expected volatility of 42% - 43%, expected term of 7 years, risk-free interest rate of 1.1% - 2.27%, and expected dividend yield of 0%.

The grant date fair value of options granted in 2009 was estimated on the grant date using a binomial lattice option-pricing model and the following assumptions: expected volatility of 40% - 45%, expected term of 7 years, risk-free interest rate of 0% - 2.74%, and expected dividend yield of 0%.

The grant date fair value of options granted in 2008 was estimated on the grant date using a binomial lattice option-pricing model and the following assumptions: expected volatility of 30%, expected term of 7 years, risk-free interest rate of 2.7%, and expected dividend yield of 0%.

Expected volatility is based on a weighted average of the historical volatility of the Company's stock and peer company volatility. The weighting percentages relative to our stock and the peer group was adjusted in 2010 to a 50%/50% weighting as management determined that sufficient price history reflecting the true volatility existed for our stock. Previous to 2010 we used a weighting of 75% to 25% in favor of the peer group as our price history contained large erratic price swings that were not indicative of our true volatility. Our peer group has remained the same throughout our calculations year over year. The average expected life was calculated using the simplified method. The risk-free rate is based on the rate of U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the options. The Company uses historical data to estimate pre-vesting forfeiture rates.

As of December 31, 2010, the aggregate intrinsic value of all stock options outstanding and expected to vest was approximately $1,356,000 and the aggregate intrinsic value of currently exercisable stock options was approximately $1,224,000. The intrinsic value of each option share is the difference between the fair market value of BVX common stock and the exercise price of such option share to the extent it is “in-the-money”. Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $3.28 closing stock price of BVX Common Stock on December 31, 2010, the last trading day of 2010. The total number of in-the-money options outstanding and exercisable as of December 31, 2010 was approximately 1,407,000.

The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was approximately $198,000, $1,097,000 and $8,607,000, respectively. Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option holder to exercise the options. The total cash proceeds received from the exercise of stock options was approximately $9,000, $79,000 and $223,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

The total fair value of options granted during the years ended December 31, 2010, 2009 and 2008 was approximately $1,233,000, $698,000 and $1,513,000, respectively. The total fair value of option shares vested during the years ended December 31, 2010, 2009 and 2008 was approximately $296,000, $447,000 and $626,000, respectively.

Stock compensation cost recognized for the years ended December 31, 2010 and 2009 was approximately $163,000, $136,000 and $185,000, respectively. We will only recognize a tax benefit from windfall tax deductions for stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available have been utilized. As of December 31, 2010, there was approximately $795,000 of total unrecognized stock-based compensation cost, related to unvested stock options granted under the Amended Plan. This cost is expected to be recognized over a weighted-average period of 4.6 years.

Allocation of stock based compensation expense for the fiscal years ended December 31, 2010, 2009 and 2008 was as follows (in thousands):

	2010	2009	2008

Cost of sales	$16	$30	$16
Research and development	33	32	116
Salaries and related costs	114	74	53

Total	$163	$136	$185

NOTE 15. GEOGRAPHIC AND SEGMENT INFORMATION

The Company has two reportable business segments, our main operations, Bovie Medical Corporation located in the United States and Bovie Canada ulc, our Canada operations located in Windsor, Canada. During 2010 we closed the Canadian facility and consolidated the operations to the parent company located in Clearwater, Florida: therefore the 2010 amounts represent only a partial year for Bovie Canada ulc. Because Bovie Canada ulc operations represented a loss greater than 10% of our consolidated net income (on an absolute value basis) we are required to report certain information broken out by segment in the table listed below for the years ended December 31, 2010, 2009, and 2008 (in thousands).

	Bovie Medical Corp	Bovie Canada	Bovie Medical Corp	Bovie Canada	Bovie Medical Corp	Bovie Canada
	2010	2010	2009	2009	2008	2008

Sales, net	$24,189	$41	$26,768	$185	$27,441	$656
Gross profit	$10,088	$(100)	$11,713	$142	$11,781	$68
Operating expenses	$12,499	$241	$10,298	$842	$9,555	$1,003
Net income (loss)	$(1,194)	$(341)	$1,296	$(700)	$2,767	$(935)

While international sales accounted for 2010, 2009 and 2008 were 20.9%, 16.5% and 17.5% of sales, respectively, substantially all of these sales are denominated in U.S. dollars.

NOTE 16. SELECTED QUARTERLY INFORMATION (UNAUDITED)

The following table sets forth certain unaudited quarterly data for each of the four quarters in the years ended December 31, 2010, and 2009, respectively. The data has been derived from the Company's unaudited consolidated financial statements that, in management's opinion, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information when read in conjunction with the Consolidated Financial Statements and Notes thereto.  The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

	First	Second	Third	Fourth
Year ended December 31, 2010	Quarter	Quarter	Quarter	Quarter
Total revenue	$5,599	$5,897	$6,501	$6,233
Gross profit	$2,285	$2,316	$2,704	$2,683
Net income (2)	$(226)	$56	$4	$(1,369)
Diluted earnings per share (1)	$(0.01)	$0.00	$0.00	$(0.08)
Year ended December 31, 2009
Total revenue	$7,217	$6,832	$6,371	$6,533
Gross profit	$3,320	$2,981	$2,760	$2,794
Net income	$403	$207	$(38)	$24
Diluted earnings per share (1)	$0.02	$0.01	$0.00	$0.00

(1)	Quarterly income (loss) per share may not equal the annual reported amounts.
(2)	Fourth quarter loss was mainly a result of an asset impairment recognized during the quarter.

NOTE 17. SUBSEQUENT EVENT

On March 3, 2011 we signed a settlement agreement related to the legal action with Salient Surgical Technologies, Inc. and Medtronic, Inc. The settlement calls for us and related parties to immediately exit and not enter into the monopolar and bipolar saline-enhanced RF device business (including SEER™ and BOSS™) worldwide through February 2015. In exchange, the Plaintiffs made a one-time payment to us of $750,000. As a condition we will not be able to sell certain finished products, which as of the settlement date amounted to approximately $100,000 of our inventory.    Therefore we will be required to determine whether a valuation reserve will be required in the first quarter of 2011. Terms also include a provision for a possible OEM contract manufacturing relationship between Salient and our Company. We currently already have a longstanding OEM contract manufacturing agreement with Medtronic for advanced electrosurgical generators.

On March 22, 2011, we received a response from the FDA to our recent Aaron® 1450-RF 510k submission. The FDA identified deficiencies in the original 510k submission and outlined several unresolved issues that need to be addressed. We will perform additional testing and evaluations to resolve the issues that were raised during the review. We plan to include this information in a new 510k submission.

EXHIBIT INDEX

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

10.26	Form of Warrant issued to the Buyers under the Securities Purchase Agreement (Incorporated by reference to the Registrant’s report on Form 8-K filed April 20, 2010)
10.27	Form of Warrant issued to Rodman & Renshaw, LLC and Gilford Securities Inc. (Incorporated by reference to the Registrant’s report on Form 8-K filed April 20, 2010)
14.1	Bovie Medical Corporation Code of Ethics (Incorporated by reference to Registrants filed herwith)
21.1	List of Subsidiaries (filed herewith)

Exhibit 31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.