Form 10-Q
period 2011-03-31
BOVIE MEDICAL CORP
filed 2011-05-12
CIK 719135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

The number of shares of the registrant's $.001 par value common stock outstanding on the NYSE Amex exchange as of May 2, 2011 was 17,742,538.

BOVIE MEDICAL CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2011

		Page

Part I.	Financial Information	3

Item 1.	Financial Statements
	Consolidated Balance Sheets - March 31, 2011 and December 31, 2010	3
	Consolidated Statements of Operations for the Three Months Ended March 31, 2011 and 2010	5
	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Year Ended December 31, 2010 and the Three months ended March 31, 2011	6
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010	7
	Notes to Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22

Part II.	Other Information	22

Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	(Removed and Reserved)	23
Item 5.	Other Information	23
Item 6.	Exhibits	23
	Signatures	24

Index

PART I. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2011 AND DECEMBER 31, 2010
(in thousands)

Assets

	(Unaudited) March 31, 2011	December 31, 2010

Current assets:

Cash and cash equivalents	$4,454	$3,827
Trade accounts receivable, net	2,568	2,114
Inventories, net	7,403	7,605
Prepaid expenses and other current assets	875	966
Deferred income tax asset, net	400	400

Total current assets	15,700	14,912

Property and equipment, net	7,321	7,432

Other assets:

Brand name and trademark	1,510	1,510
Purchased technology, net	1,571	1,598
License rights, net	74	90
Deferred income tax asset, net	1,351	1,533
Deposits	747	711

Total other assets	5,253	5,442

Total assets	$28,274	$27,786

The accompanying notes are an integral part of the consolidated financial statements.

Index

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2011 AND DECEMBER 31, 2010
(CONTINUED) (in thousands)

Liabilities and Stockholders' Equity

	(Unaudited) March 31, 2011	December 31, 2010
Current liabilities:

Accounts payable	$773	$951
Accrued payroll	77	101
Accrued vacation	211	169
Current portion of amounts due to Lican	50	50
Current portion of mortgage note payable to bank	140	140
Derivative warrant liability	200	332
Accrued and other liabilities	686	394

Total current liabilities	2,137	2,137

Mortgage note payable to bank, net of current portion	3,565	3,600
Note payable RBC capital lease	112	112
Due to Lican, net of current portion	163	172

Total liabilities	5,977	6,021

Commitments and Contingencies (see Note 10)

Stockholders' equity:

Preferred stock, par value $.001; 10,000,000 shares authorized; none issued or outstanding	--	--
Common stock, par value $.001 par value; 40,000,000 shares authorized; 17,731,602 and 17,705,980 issued and 17,588,523 and 17,562,901 outstanding on March 31, 2011 and December 31, 2010, respectively	18	18
Additional paid-in capital	25,153	25,113
Accumulated deficit	(2,874)	(3,366)

Total stockholders' equity	22,297	21,765

Total liabilities and stockholders' equity	$28,274	$27,786

The accompanying notes are an integral part of the consolidated financial statements.

Index

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED) (in thousands, except EPS)

	March 31, 2011	March 31, 2010

Sales	$6,154	$5,599
Cost of sales	3,721	3,314

Gross profit	2,433	2,285

Gain from settlement of litigation	750	-

Other costs and expenses:

Research and development	347	499
Professional services	344	336
Salaries and related costs	806	747
Selling, general and administrative	1,101	1,035
Total other costs	2,598	2,617

Income (loss) from operations	585	(332)

Change in fair value of liabilities, net	141	-
Interest expense, net	(52)	(44)

Income (loss) before income taxes	674	(376)

Provision for current income taxes	-	(1)
Benefit (provision) for deferred income taxes	(182)	151
Total benefit (provision) for income taxes - net	(182)	150

Net income (loss)	$492	$(226)

Earnings (loss) per common share
Basic	$0.03	$(0.01)
Diluted	$0.03	$(0.01)

Weighted average number of shares outstanding	17,575	16,963

Weighted average number of shares outstanding adjusted for dilutive securities – * no dilutive shares	17,906	16,963 *

The accompanying notes are an integral part of the consolidated financial statements.

Index

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEAR ENDED DECEMBER 31, 2010 AND THE PERIOD ENDED MARCH 31, 2011
(in thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive
	Shares	Par Value	Capital	Gain (Loss)	Deficit	Total
January 1, 2010	16,952	$17	$22,934	$(89)	$(1,831)	$21,031

Options exercised	46	-	39	–	–	39

Stock based compensation	–	–	163	–	–	163

Stock swap to acquire options	(6)	-	(30)	–	–	(30)

Equity issuance	571	1	2,766			2,767

Change in fair value of liabilities			(799)			(799)

Tax benefit from share based payments			40			40

Net loss	–	–	–	–	(1,535)	(1,535)
Foreign currency re-measurement	–	–	–	89	–	89
Comprehensive income	–	–	–	–	–	(1,446)

December 31, 2010	17,563	18	25,113	-	$(3,366)	$21,765

Options exercised	31	-	15	–	–	15

Stock based compensation	–	–	41	–	–	41

Stock swap to acquire options	(5)	-	(16)	–	–	(16)

Net income	–	–	–	–	492	492

March 31, 2011 (unaudited)	17,589	$18	$25,153	$-	$(2, 874)	$22,297

The accompanying notes are an integral part of the consolidated financial statements.

Index

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED) (in thousands)

	2011	2010
Cash flows from operating activities
Net income (loss)	$492	$(226)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	186	204
Amortization of intangible assets	43	68
Provision for (recovery of) inventory obsolescence	58	(14)
Stock based compensation	41	33
Change in fair value of liabilities	(141)	-
Provision for deferred taxes	182	(151)
Changes in current assets and liabilities:
Trade receivables	(454)	670
Prepaid expenses	91	(151)
Inventories	144	(201)
Deposits and other assets	(35)	(12)
Accounts payable	(178)	16
Accrued and other liabilities	308	311
Deferred revenues	-	(1)
Net cash provided by operating activities	737	546

Cash flows from investing activities
Purchases of property and equipment	(75)	(67)
Net cash used in investing activities	(75)	(67)

Cash flows from financing activities
Proceeds from escrow account	-	36
Repayments of long-term debt	(35)	(34)
Common shares issued	-	9
Net cash provided by (used in) financing activities	(35)	11

Effect of exchange rate changes on cash and cash equivalents	-	(6)

Net change in cash equivalents	627	484

Cash and cash equivalents, beginning of period	3,827	2,155

Cash and cash equivalents, end of period	$4,454	$2,639

Cash paid during the three months ended March 31, 2011 and 2010 for:

Interest	$52	$47
Income taxes	$-	$1

The accompanying notes are an integral part of the consolidated financial statements

Index

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 1.  BASIS OF PRESENTATION

Unless the context otherwise indicates, the terms “we,” “our,” “us,” “Bovie,” and similar terms refer to Bovie Medical Corporation and its consolidated subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared based upon SEC rules that permit reduced disclosure for interim periods.  For a more complete discussion of significant accounting policies and certain other information, please refer to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.  These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown, including normal recurring accruals and other items.  The results for the interim periods are not necessarily indicative of results for the full year.

Certain amounts in the March 31, 2010 financial statements have been reclassified to conform to the presentation in the March 31, 2011 financial statements.

NOTE 2.  INVENTORIES

Inventories are stated at the lower of cost or market.  Cost is determined principally on the average cost method.  Inventories at March 31, 2011 and December 31, 2010 were as follows (in thousands):

	March 31, 2011	December 31, 2010

Raw materials	$4,232	$4,586
Work in process	2,417	2,315
Finished goods	1,326	1,218
Gross inventories	7,975	8,119
Less: reserve for obsolescence	(572)	(514)

Net inventories	$7,403	$7,605

NOTE 3.  INTANGIBLE ASSETS

At March 31, 2011 and December 31, 2010 intangible assets consisted of the following (in thousands):

	March 31, 2011	December 31, 2010

Trade name (life indefinite)	$1,510	$1,510

Purchased technology (9-17 yr life)	$2,251	$2,251
Less: accumulated amortization	(680)	(653)

Net carrying amount	$1,571	$1,598

License rights (5 yr life)	$316	$316
Less accumulated amortization	(242)	(226)
Net carrying amount	$74	$90

NOTE 4.  NEW ACCOUNTING PRONOUNCEMENTS

There are no new accounting pronouncements for which adoption is expected to have a material effect on our financial statements in future accounting periods.

Index

NOTE 5.  FAIR VALUE MEASUREMENTS

Certain assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2011 are measured in accordance with FASB ASC Topic 820-10-05, Fair Value Measurements.  FASB ASC Topic 820-10-05 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements.

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

The following table summarizes our financial instruments measured at fair value as of March 31, 2011 (in thousands):

	March 31, 2011 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents – United States	$4,404	$4,404	$–	$–
Cash and equivalents - Foreign currency	50	50	–	–

Total assets	$4,454	$4,454	$–	$–

Liabilities:
Warrant liability (1)	$200	$–	–	$200
Due to Lican (2)	163	–	$–	163

Total liabilities	$363	$–	$–	$363

The following table summarizes our financial instruments measured at fair value as of December 31, 2010 (in thousands):

	December 31, 2010 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents – United States	$3,788	$3,788	$–	$–
Cash and equivalents - Foreign currency	39	39	–	–

Total assets	$3,827	$3,827	$–	$–

Liabilities:
Warrant liability (1)	$332	$–	–	$332
Due to Lican (2)	172	–	$–	172

Total liabilities	$504	$–	$–	$504

(1)	Refer to Warrants and Stockholders’ Equity (Note 6) for valuation assumptions.

(2)
This amount is based upon the probable realization of 75,000 out of a possible 150,000 contingent shares related to the Lican Developments Ltd. Asset Purchase Agreement, which was valued at the adjusted current fair value market share price.

Index

Activity in our Level 3 Assets was as follows (in thousands):

Description	March 31, 2011	December 31, 2010

Beginning balance	$504	$218
Purchases, issuances, and settlements (Note 6)	-	799
Total gain included in earnings (3)	(141))	(513)

Ending Balance	$363	$504

(3)	Gains for the periods related to the revaluation of equity based liabilities. These gains and losses are reflected in our consolidated statements of operations as a component of other income.

NOTE 6.  WARRANTS AND STOCKHOLDERS’ EQUITY

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

The warrants are immediately exercisable and will terminate on April 18, 2015. The exercise price of the warrants is subject to adjustment so that, among other things, if we issue any shares of common stock (including options and warrants, with standard exceptions), at a price that is lower than the exercise price then in effect, the exercise price then in effect will be reduced to such lower price.

In connection with the private placement, we paid certain cash fees and issued a warrant to the placement agent, Rodman & Renshaw, LLC, for the purchase of 42,857 shares of Common Stock at an exercise price of $6.00 per share for its activity engaged on behalf of us. In addition, we paid certain cash fees and issued a warrant to Gilford Securities Incorporated for the purchase of 10,000 shares of common stock at an exercise price of $6.00 per share for its activity engaged on behalf of us.

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

The warrants are valued using a binomial lattice valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in this model at inception and as of March 31, 2011 included an expected life of 4 years remaining, an expected dividend yield of zero, estimated volatility of 42%, and risk-free rates of return of 1.77%. For the risk-free rates of return, we use the published yields on zero-coupon Treasury Securities with maturities consistent with the remaining term of the warrants and volatility is based on a weighted average of the historical volatility of our stock price and peer company stock price volatility. We also take into consideration a probability assumption for anti-dilution.

During the three months ended March 31, 2011, we issued 25,622 common shares in exchange for 31,000 employee and non-employee stock options and 5,378 common shares (via a stock swap). Net proceeds from the issuance of common shares along with the shares received in the stock swap exercises were zero for the three-month period ended March 31, 2011.

Index

NOTE 7.  EARNINGS PER SHARE

We compute basic earnings (loss) per share (“basic EPS”) by dividing net income (loss) by the weighted average number of common shares outstanding for the reporting period.  Diluted earnings (loss) per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding (primarily stock options).  The following table provides the computation of basic and diluted earnings (loss) per share for the three months ended March 31, 2011 and 2010.

(in thousands, except EPS)	March 31, 2011	March 31, 2010

Net income (loss)	$492	$(226)

Basic-weighted average shares outstanding	17,575	16,963
Effect of dilutive potential securities	331	-
Diluted – weighted average shares outstanding	17,906	16,963

Basic EPS	$0.03	$(0.01)

Diluted EPS	$0.03	$(0.01)

For the three months ended March 31, 2011, options and warrants to purchase approximately 897,900 shares of common stock were outstanding during the periods but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.  There were no common equivalent shares included in the calculation of diluted earnings per share for the three month period ended March 31, 2010 because we had a net loss for such period and therefore such common equivalent shares were anti-dilutive.

NOTE 8.  STOCK-BASED COMPENSATION

Under our stock option plan, our board of directors may grant options to purchase common shares to our key employees, officers, directors and consultants.  We account for stock options in accordance with FASB ASC Topic 718, Compensation – Stock Compensation, with option expense amortized over the vesting period based on the binomial lattice option-pricing model fair value on the grant date, which includes a number of estimates that affect the amount of our expense. During the three months ended March 31, 2011, we expensed $40,871 in stock-based compensation.

Activity in our stock options during the period ended March 31, 2011 was as follows:

	Number Of Options	Weighted Average Exercise Price

Outstanding at December 31, 2010	1,948,260	$2.95

Granted	15,000	$2.81
Exercised	(31,000)	$0.50
Canceled	(100,000)	$3.26

Outstanding at March 31, 2011	1,832,260	$3.79

The grant date fair value of options granted in 2011 were estimated on the grant date using a binomial lattice option-pricing model and the following assumptions: expected volatility of 42%, expected term of 7 years, risk-free interest rate of 2.6%, and expected dividend yield of 0%.

Index

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

In March 2011, we granted a total of 15,000 ten-year options at an exercise price of $2.81to two of our non-employee directors upon their appointment to the Board, all of which options vest in equal annual installments over a period of seven years.

NOTE 9.  INCOME TAXES

For the three months ended March 31, 2011 and 2010, we recorded a deferred tax provision and benefit of approximately $182,000 and $150,000, respectively.  The effective tax rates for the three months ended March 31, 2011 and 2010 were 27.0% and 40.0%, respectively. The difference between the 2011 tax rate and statutory federal rate of 34% is due primarily to the existence of net operating loss carryforwards coupled with research and development tax credits, permanent and temporary differences for fair value changes in liabilities, and various return to provision adjustments.

At March 31, 2011, temporary differences resulted in a reduction of our deferred tax asset of approximately $182,000. This reduction arose primarily from a timing difference related to the recognition of the impairment of the SEER patent, along with other smaller temporary differences for allowances recorded in our financial statements for inventories that are not currently deductible and differences in the lives and methods used to depreciate and/or amortize our property and equipment and intangible assets. Our permanent difference arose primarily from the change in fair value of our equity based liabilities.

We are subject to U.S. federal income tax as well as income tax of certain state jurisdictions. During June 2010, we were notified by the United States Internal Revenue Service (“the IRS”) that our 2008 tax return was selected for examination. In March 2011 we received the final adjustments from the examination which resulted in a partial disallowance of approximately $350,000 of our net operating loss carryforward. The adjustments related mainly to certain stock option expense amounts from 2004 that according to the IRS were not able to be substantiated due to the inability to recover pertinent records, along with some other adjustments related to our R&D credit carryforward and attributable expenses.  We have agreed to the adjustments and since the reductions are limited to our net operating loss carryforward amount no cash tax payment will need to be made as a result of the IRS examination.  At March 31, 2011 we have remaining net operating loss carryforwards of approximately $1,750,000 available to offset future taxable income through the year ending December 31, 2030.

NOTE 10. COMMITMENTS AND CONTINGENCIES

We are obligated under various operating leases for a manufacturing and warehouse facility in St. Petersburg, Florida (which lease requires monthly payments of approximately $13,000, and expires on October 31, 2013), a separate warehouse facility in Clearwater (under a month-to-month arrangement requiring monthly payments of approximately $1,600), and our executive offices in New York (under a month-to-month arrangement requiring monthly payments of approximately $1,500). The following is a schedule of approximate future minimum lease payments under operating leases as of March 31, 2011 (in thousands):

2011	$192
2012	251
2013	227
2014	12
2015	--

Total	$682

Rent expense approximated $41,000 and $34,000 for the periods ending March 31, 2011 and 2010, respectively.

Index

On March 3, 2011 we signed a settlement agreement related to the above-mentioned action with Salient Surgical Technologies, Inc. and Medtronic, Inc. The settlement calls for us and related parties to immediately exit and not enter into the monopolar and bipolar saline-enhanced RF device business (including SEER™ and BOSS™) worldwide through February 2015. In exchange, the Plaintiffs made a one-time payment to us of $750,000. As a condition, we will not be able to sell certain finished products, which as of the settlement date amounted to approximately $100,000 of our inventory.  We have reserved for approximately $87,000 of our inventory related to the products in this settlement in the first quarter of 2011. The terms also include a provision outlining a possible OEM contract manufacturing relationship between Salient and our Company. We currently already have a longstanding OEM contract manufacturing agreement with Medtronic for advanced electrosurgical generators.

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

On January 10, 2011 defendant Livneh filed a counter-complaint/third party complaint against us, our CEO, and our COO, alleging fraud, fraud in the inducement, fraudulent misrepresentation, breach of fiduciary duty, negligent misrepresentation, innocent misrepresentation, breach of contract, tortuous interference, shareholder derivative, defamation, breach of good faith and fair dealing, violation of the Uniform Trade Secrets Act, and violation of the Florida Whistleblower’s Act, and seeking rescission and a declaratory judgment. In addition to the foregoing relief, defendant also seeks reinstatement of Mr. Livneh to the Company’s board of directors, issuance of certain shares of unrestricted stock, compensatory, actual and/or special damages, punitive and/or exemplary damages, and attorney’s fees and costs.  The range of loss is not estimable at this time.

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

NOTE 11. RELATED PARTY TRANSACTION

During the quarter ended March 31, 2011, we paid consulting fees of approximately $20,000 to an entity owned by a director of ours and we paid $7,500 directly to another director for consulting fees.

End of financial information

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Notes Regarding “Forward-Looking” Statements

This report contains statements that we believe to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange act of 1934, as amended.  Forward-looking statements give our current expectations or forecasts of future events.  Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue,” or similar words or the negative thereof.  From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public.  Any or all of our forward-looking statements in this report and in any public statements we make could be materially different from actual results.  They can be affected by assumptions we might make or by known or unknown risks or uncertainties.  Consequently, we cannot guarantee any forward-looking statements.  Investors are cautioned not to place undue reliance on any forward-looking statements.  Investors should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties.  The following factors and those discussed in ITEM 1A, Risk Factors, included in our Annual Report on Form 10-K for the year ended December 31, 2010, may affect the achievement of forward-looking statements:

Index

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

Most of our products currently are marketed through medical distributors, which distribute to more than 6,000 hospitals, and to doctors and other health-care facilities. New distributors are contacted through responses to our advertising in international and domestic medical journals and domestic or international trade shows. International sales represented 22.1% of total revenues for the first three months of 2011 as compared with 23.0% for the first three months of 2010.  Our products are sold in more than 150 countries mainly through local dealers which are coordinated by sales and marketing personnel at the Clearwater, Florida facility.  In addition, for the launch of our new surgical suite product lines, we have established the use of a network of approximately 50 commission-based independent direct sales contractors to market these products. Our business is generally not seasonal in nature.

Index

Results of Operations –
Sales

Sales by Product Line (in thousands)	Three months ended March 31,		Percent
	2011	2010	change

Electrosurgical	$4,207	$3,619	16.2%
Cauteries	1,485	1,520	(2.3%)
Other	462	460	0.0%

Total	$6,154	$5,599	9.9%

Sales by Domestic and International (in thousands)	Three months ended March 31,		Percent
	2011	2010	change
Domestic	$4,784	$4,293	11.4%
International	$1,370	$1,306	4.9%

Total	$6,154	$5,599	9.9%

Sales for the first quarter of 2011 increased by approximately $0.6 million or 9.9% compared to the same period in 2010.  This increase was due to the following reasons:

•	generator sales increased by approximately $666,000 or 15.6% due to higher OEM sales; and
•	electrosurgical disposables increased by approximately $347,000 or 48.3% mainly due to sales of electrodes to a domestic OEM customer.

These increases in sales were offset by:

•	sales of cauteries which decreased by approximately $35,000 or 2.3%; and
•	sales of OEM ablators which decreased by approximately $423,000 or 100%.

Our ten largest customers accounted for approximately 66.0% and 67.7% of net revenues for the first three months of 2011 and 2010, respectively.  At March 31, 2011 and 2010, our ten largest trade receivables accounted for approximately 72.5% and 65.8% of our net receivables, respectively.  In the first three months of 2011 one customer accounted for 11.1% and for the same period in 2010 one different customer accounted for 14.2% of total sales.

Gross Profit

(in thousands)	Three months ended March 31,		Percent of sales		Percent
	2011	2010	2011	2010	change
Cost of sales	$3,721	$3,314	60.5%	59.2%	12.3%

Gross profit	$2,433	$2,285	39.5%	40.8%	6.5%

Overall gross profit in dollars increased by approximately $148,000, or 6.5%, for the three months ended March 31, 2011 compared to the same period for 2010 primarily as a result of:

Index

•	a $555,000 increase in overall sales; and
•
a 1.3% increase in cost of sales as a percentage of sales which was mainly driven by the product mix and the associated material costs. In 2011 we experienced a reduction in sales of ablators (a higher margin product) coupled with an increase in sales of generators (lower margin product) and electrodes, and as a result our gross profit as a percentage of sales was approximately 39.5% for the three months ended March 31, 2011 compared to 40.8% for the same period in 2010, a decrease of 1.3%.

Overall cost of sales dollars increased by approximately $407,000 as a result of:
•	approximately $387,000 increase in material cost associated with the increased sales;
•	an approximate $32,000 decrease in capitalized manufacturing overhead which has the effect of increasing expenses;
•	other approximate increases of $48,000 in freight costs, $11,000 in depreciation, and $14,000 in manufacturing supplies and other overhead costs;
•	offset by a decrease in direct and indirect labor costs of approximately $5,000; and
•	offset by an $80,000 decrease in labor and overhead costs associated with producing certain components at our former Canadian subsidiary.

Other Gain

On March 3, 2011 we signed a settlement agreement related to a legal action with Salient Surgical Technologies, Inc. and Medtronic, Inc. One component of the settlement provided that the Plaintiffs make a one-time payment to us of $750,000. We have recognized the full amount as a gain in the first quarter of 2011  In addition, we have reserved for approximately $87,000 of our inventory related to the products in this settlement in the first quarter of 2011.  (See below Part II, Item 1. Legal Proceedings)

Research and Development Expense

(in thousands)	Three months ended March 31,		Percent of sales		Percent
	2011	2010	2011	2010	change
R & D Expense	$347	$499	5.6%	8.9%	(30.6%)

Research and development expense decreased by approximately $152,000 or 30.6% in the first quarter of 2011 from 2010.  This decrease was primarily the result of:

•	a decrease in salary related costs of approximately $30,000;
•	a decrease of approximately $94,000 in consulting and travel costs related to the vessel sealing product line;
•	a decrease of approximately $16,000 in testing and general development costs of other new products; and
•	a $12,000 decrease in labor and supply costs associated with our former Canadian facility.

Professional Fees

(in thousands)	Three months ended March 31,		Percent of sales		Percent
	2011	2010	2011	2010	change
Professional services	$344	$336	5.6%	6.0%	2.5%

Professional fees increased approximately $8,000 or 2.5% in the first quarter of 2011 compared to the same period in 2010.  This increase was primarily the result of:

•	increased consulting fees of approximately $16,000 related to representation for our IRS audit which was completed in the first quarter of 2011; and

Index

•	offset by an approximate $8,000 net decrease in patent legal fees associated with our former Canadian facility.

Salaries

(in thousands)	Three months ended March 31,		Percent of sales		Percent
	2011	2010	2011	2010	change
Salaries & related cost	$806	$747	13.1%	13.3%	7.8%

Although, salaries increased by approximately $59,000 or 7.8% in the first quarter of 2011 compared to the same period 2010, they decreased by 0.2% as a percentage of sales.  This dollar increase was primarily the result of:

•	an increase of approximately $35,000 related to the addition of our General Counsel position;
•	an increase in health insurance costs of approximately $9,000;
•	an increase of approximately $14,000 due to stock option expense related to a new employee; and
•	an increase in employee benefits of approximately $3,000.

These increases were offset by a decrease of approximately $2,000 from the reduction of administrative salaries at our former Canadian facility.

Selling, General & Administrative Expenses

(in thousands)	Three months ended March 31,		Percent of sales		Percent
	2011	2010	2011	2010	change
SG & A costs	$1,102	$1,035	17.9%	18.5%	6.5%

Although, selling, general and administrative costs increased approximately $67,000 or 6.5% in the first quarter of 2011 compared to the same period of 2010, they decreased by 0.6% as a percentage of sales.  This dollar increase was primarily a result of:

•	a $23,000 increase in advertising expense to promote new and existing products;
•	a $43,000 increase in commission costs related to increased sales;
•	a $65,000 increase in general insurance costs net of an audit premium credit received in the same period in 2010;
•	a $60,000 increase in inventory reserve mainly for SEER related inventory;
•	a $3,000 increase in IT expenses related to expanding the infrastructure in our new facility; and
•	a $28,000 increase in trade show related costs.

These increases were partially offset by:

•	a $24,000 decrease in amortization expense due to the full impairment of the SEER patent at the end of 2010;
•	a $46,000 decrease in marketing and travel costs related to the SEER product line;
•	a $76,000 decrease in various SG & A and currency fluctuation costs related to our former Canadian facility;
•	a $5,000 decrease in shareholder and exchange related costs; and
•	a $4,000 net decrease in real estate taxes and other various overhead costs.

Index

Other Income

(in thousands)	Three months ended March 31,		Percent of sales		Percent
	2011	2010	2011	2010	change
Interest Income	$4	$4	0.0%	0.0%	0.0%
Interest (expense)	$(56)	$(47)	0.9%	0.8%	19.1%
Total other income (expense)	$(52)	$(44)	0.9%	0.8%	18.2%

Change in fair value of liabilities	$141	$0.0	2.3%	0.0	1000%

Net interest expense increased by approximately $8,000 or 18.2% for the three months ended March 31, 2011 as compared to the same period in 2010 primarily due to fees on the unsed portion of an increased line of credit.

The change in fair value of liabilities were related to the warrants associated with our equity issuance in April of 2010 and adjustment for the fair value of the Lican liability.  The derivative warrant liability was valued at approximately $332,000 at December 31, 2010 were valued at approximately 200,000 on March 31, 2011 resulting in a year-to-date gain of approximately $132,000. The Lican liability fair value as of December 31, 2010 was $172,200 and was valued at approximately $163,000 at March 31, 2011 resulting in a gain for 2011 of approximately $9,000.

Income Taxes

(in thousands)	Three months ended March 31,		Percent of sales		Percent
	2011	2010	2011	2010	change
Income (loss) before income taxes	$674	(376)	8.7%	(6.7%)	279.4%
Benefit (Provision) for taxes	$(182)	150	(3.0%)	2.7%	221.1%
Effective tax rate	27.0%	40.0%

For the three months ended March 31, 2011 and 2010, we recorded deferred a tax provision and benefit of $182,000 and $150,000, respectively.  The effective tax rates for the three months ended March 31, 2011 and 2010 were 27.0% and 40.0%, respectively. (See Note 9)

Product Development

We have developed most of our products and product improvements internally.  Funds for this development have come primarily from our internal cash flow, equity issuance and from the proceeds of the exercise of stock options.  We maintain close working relationships with physicians and medical personnel in hospitals and universities who assist in product research and development.  New and improved products play a critical role in our sales growth.  We continue to emphasize the development of proprietary products and product improvements to complement and expand our existing product lines.  We have a centralized research and development focus in Florida for new product development and product improvements.  Our research, development and engineering units at the manufacturing locations maintain relationships with distribution locations and customers to provide an understanding of changes in the market and product needs.  During 2010, we continued to invest in ICON GS™ (J-Plasma™ technology), ICON VS™, vessel sealing technology, Aaron™ 1450, and BOSS™.  We intend to pay the ongoing costs for this development from the use of our equity issuance and operating cash flows.

In the next year, we do not contemplate any material purchase or acquisition of assets that our ordinary cash flow and/or credit line would be unable to sustain.

Index

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

Liquidity and Capital Resources

Our working capital at March 31, 2011 increased by approximately $0.7 million to $13.5 million compared to December 31, 2010 at approximately $12.8 million. This increase was mainly the result of the $750,000 cash received from the Salient and Medtronic settlement (See below Part II,. Item 1. Legal Proceedings). Accounts receivable days sales outstanding were 42.3 days and 36.8 days at March 31, 2011 and 2010, respectively. The number of days worth of sales in inventory, which is the total inventory available for production divided by the 12 month average cost of materials, increased 21 days to 233 days equating to an inventory turn ratio of 1.3 at March 31, 2011 from 212 days and an inventory turn ratio of 1.3 at December 31, 2010. The higher number of days worth of sales is mainly due to the increase in inventory related to our new product lines.

We generated cash from operations of approximately $737,000 for the three months ended March 31, 2011, compared to approximately $546,000 for the same period of 2010, an increase of approximately $191,000.

In the three month period ended March 31, 2011 we used approximately $75,000 for the purchase of property and equipment as compared to purchases amounting to approximately $67,000 for the same period in 2010.

We used cash from financing activities of approximately $35,000 during the first three months of 2011, a decrease of approximately $46,000 compared with the same period in 2010. The decrease in cash from financing resulted primarily from receiving and using in 2010 the remaining portion of industrial revenue bonds proceeds that were held in escrow.

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

We had approximately $4.5 million in cash and cash equivalents at March 31, 2011. We believe our cash on hand, as well as anticipated cash flows from operations, will be sufficient to meet our operating cash commitments for the next year. Should additional funds be required, we have secured additional borrowing capacity with RBC Bank (USA). (see below)

We have an $8 million secured revolving line of credit facility with RBC Bank (USA), which at March 31, 2011 had a zero balance. Advances under the $8 million line of credit are due on demand and bear interest at a rate of LIBOR plus 2% with a minimum floor rate of 4.0% and are secured by a perfected first security interest in our inventory and accounts receivable.

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

At March 31, 2011, we were in full compliance with the loan covenants and ratios of both the credit facilities. According to our most recent borrowing base calculation, we had approximately $4.3 million total availability under the $8 million credit line, of which we currently have a zero balance. We also have available approximately $890,000 under the equipment line of credit.

Index

Our future contractual obligations for agreements with initial terms greater than one year and agreements to purchase materials in the normal course of business are summarized as follows (in thousands):

Description	Years Ending December 31,
	2011	2012	2013	2014	2015	2016
Operating leases	$192	$251	$227	$12	-	-
Employment agreements	750	1,074	1,091	104	-	-
Purchase Commitments	3,396	-	-	-	-	-

Critical Accounting Estimates

In preparing the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), we have adopted various accounting policies. Our most significant accounting policies are disclosed in Note 2 to the consolidated financial statements included in our Form 10K filed in March 2011.

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

Determining the fair value of these instruments involves judgment and the use of certain relevant assumptions including, but not limited to, interest rate risk, historical volatility and stock price, estimated life of the derivative, anti-dilution provisions, and conversion/redemption privileges.  The use of different assumptions or changes in those assumptions could have a material effect on the estimated fair value amounts.

Share-based Compensation

Under our stock option plan, options to purchase common shares of common stock of the Company may be granted to our key employees, officers, directors and consultants by the Board of Directors. We account for stock options in accordance with SFAS Statement 123 (R) with option expense amortized over the vesting period based on the binomial lattice option-pricing model fair value on the grant date, which includes a number of estimates that affect the amount of our expense.

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

It is our policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. To the extent that the probable tax outcome of these uncertain tax positions changes, such changes in estimate will impact the income tax provision in the period in which such determination is made. At March 31, 2011, we believe we have appropriately accounted for any unrecognized tax benefits. To the extent we prevail in matters for which a liability for an unrecognized tax benefit is established or we are required to pay amounts in excess of the liability, our effective tax rate in a given financial statement period may be affected.

Since inception, we have been subject to tax by both federal and state taxing authorities. Until the respective statutes of limitations expire (which maybe as much as 20 years while we have unused NOL’s), we are subject to income tax audits in the jurisdictions in which we operate.

Inflation

Inflation has not materially impacted the operations of our company.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements at this time.

Recent Accounting Pronouncements

See Note 4.

Index

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Our short-term investments consist of cash, cash equivalents and overnight investments. As such we do not believe we are exposed to significant interest rate risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid overnight money market investments. If a 10% change in interest rates were to have occurred on March 31, 2011, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of March 31, 2011. Based upon that evaluation, our CEO and CFO concluded that, as of the end of that period, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f)) during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 3, 2011 we signed a settlement agreement related to the above-mentioned action with Salient Surgical Technologies, Inc. and Medtronic, Inc. The settlement calls for us and related parties to immediately exit and not enter into the monopolar and bipolar saline-enhanced RF device business (including SEER™ and BOSS™) worldwide through February 2015. In exchange, the Plaintiffs made a one-time payment to us of $750,000. As a condition, we will not be able to sell certain finished products, which as of the settlement date amounted to approximately $100,000 of our inventory.  We have reserved for approximately $87,000 of our inventory related to the products in this settlement in the first quarter of 2011. The terms also include a provision outlining a possible OEM contract manufacturing relationship between Salient and our Company. We currently already have a longstanding OEM contract manufacturing agreement with Medtronic for advanced electrosurgical generators.

Index

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

On January 10, 2011 defendant Livneh filed a counter-complaint/third party complaint against us, our CEO, and our COO, alleging fraud, fraud in the inducement, fraudulent misrepresentation, breach of fiduciary duty, negligent misrepresentation, innocent misrepresentation, breach of contract, tortuous interference, shareholder derivative, defamation, breach of good faith and fair dealing, violation of the Uniform Trade Secrets Act, and violation of the Florida Whistleblower’s Act, and seeking rescission and a declaratory judgment. In addition to the foregoing relief, defendant also seeks reinstatement of Mr. Livneh to the Company’s board of directors, issuance of certain shares of unrestricted stock, compensatory, actual and/or special damages, punitive and/or exemplary damages, and attorney’s fees and costs.  The range of loss is not estimable at this time.

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

In addition to the above, in the normal course of business, we are subject, from time to time, to legal proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of March 31, 2011. These matters could affect the operating results of any one or more quarter when resolved in future periods.

ITEM 1A.  RISK FACTORS

There have been no material changes to the Risk Factors previously disclosed in our Form 10-K for the year ended December 31, 2010, in response to Item 1A to Part 1 of Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (Removed and Reserved)

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Index

10.1*	Settlement Agreement, dated March 3, 2011, by and among Bovie Medical Corporation, Salient Surgical Technologies, Inc. and Medtronic, Inc.

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

* Portions of this exhibit have been redacted and are subject to a request for confidential treatment with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bovie Medical Corporation

Dated: May 12, 2011	By:	/s/ Andrew Makrides
Andrew Makrides Chief Executive Officer

Dated: May 12, 2011	By:	/s/ Gary D. Pickett
Gary D. Pickett Chief Financial Officer