Form 10-Q
period 2011-06-30
BOVIE MEDICAL CORP
filed 2011-08-12
CIK 719135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

The number of shares of the registrant's $.001 par value common stock outstanding on the NYSE Amex exchange as of August 1, 2011 was 17,742,538

BOVIE MEDICAL CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2011

Index

PART I. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2011 AND DECEMBER 31, 2010
(in thousands)

Assets

	(Unaudited)
	June 30, 2011	December 31, 2010

Current assets:

Cash and cash equivalents	$5,714	$3,827
Trade accounts receivable, net	2,221	2,114
Inventories, net	7,215	7,605
Prepaid expenses and other current assets	730	966
Deferred income tax asset, net	500	400

Total current assets	16,380	14,912

Property and equipment, net	7,325	7,432
Brand name and trademark	1,510	1,510
Purchased technology, net	1,544	1,598
License rights, net	58	90
Deferred income tax asset, net	1,070	1,533
Other assets	762	711

Total assets	$28,649	$27,786

The accompanying notes are an integral part of the consolidated financial statements.

Index

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2011 AND DECEMBER 31, 2010
(CONTINUED) (in thousands)

Liabilities and Stockholders' Equity

	(Unaudited)
	June 30, 2011	December 31, 2010
Current liabilities:

Accounts payable	$944	$951
Accrued payroll	79	101
Accrued vacation	238	169
Current portion of bonds payable	143	140
Accrued and other liabilities	597	444

Total current liabilities	2,001	1,805

Bonds payable, net of current portion	3,527	3,600
Capital lease payable, net of current portion	112	112
Derivative liabilities	432	504

Total liabilities	6,072	6,021

Commitments and Contingencies (see Note 11)

Stockholders' equity:

Preferred stock, par value $.001; 10,000,000 shares authorized; none issued or outstanding	--	--
Common stock, par value $.001 par value; 40,000,000 shares authorized; 17,742,538 and 17,705,980 issued and 17,599,421 and 17,562,901 outstanding on June 30, 2011 and December 31, 2010, respectively	18	18
Additional paid-in capital	25,180	25,113
Accumulated other comprehensive loss	(176)	--
Deficit	(2,445)	(3,366)

Total stockholders' equity	22,577	21,765

Total liabilities and stockholders' equity	$28,649	$27,786

The accompanying notes are an integral part of the consolidated financial statements.

Index

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Sales	$6,841	$5,897	$12,995	$11,496
Cost of sales	3,796	3,581	7,517	6,895

Gross profit	3,045	2,316	5,478	4,601

Gain from settlement of litigation	--	--	750	--

Other costs and expenses:
Research and development	289	525	635	1,024
Professional services	273	342	617	678
Salaries and related costs	800	857	1,606	1,604
Selling, general and administrative	1,134	1,383	2,235	2,418

Total other costs and expenses	2,496	3,107	5,093	5,724

Income (loss) from operations	549	(791)	1,135	(1,123)

Change in fair value of liabilities, net	107	617	248	617
Interest (expense) income, net	(46)	(67)	(98)	(111)

Income (loss) before income taxes	610	(241)	1,285	(617)

Provision for current income taxes	--	--	--	--
Benefit (provision) for deferred income taxes	(181)	297	(364)	447
Total benefit (provision) for income taxes - net	(181)	297	(364)	447

Net income (loss)	$429	$56	$921	$(170)

Earnings (loss) per share
Basic	$0.02	$-	$0.05	$(0.01)
Diluted	$0.02	$-	$0.05	$(0.01)

Weighted average number of shares outstanding- basic	17,600	17,377	17,587	17,171

Weighted average number of shares outstanding – dilutive	17,827	17,874	17,829	17,171

The accompanying notes are an integral part of the consolidated financial statements.

Index

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEAR ENDED DECEMBER 31, 2010 AND THE PERIOD ENDED JUNE 30, 2011
(in thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive
	Shares	Par Value	Capital	Gain (Loss)	Deficit	Total

January 1, 2010	16,952	$17	$22,934	$(89)	$(1,831)	$21,031

Options exercised	46	-	39	–	–	39

Stock based compensation	–	–	163	–	–	163

Stock swap to acquire options	(6)	-	(30)	–	–	(30)

Equity issuance	571	1	2,766			2,767

Change in fair value of liabilities			(799)			(799)

Tax benefit from share based payments			40			40

Net loss	–	–	–	–	(1,535)	(1,535)
Foreign currency re-measurement	–	–	–	89	–	89
Comprehensive loss	–	–	–	–	–	(1,446)

December 31, 2010	17,563	18	25,113	–	(3,366)	21,765

Options exercised	44	–	22	–	–	22

Stock based compensation	–	–	67	–	–	67

Stock swap to acquire options	(7)	–	(22)	–	–	(22)

Net income	–	–	–	–	921	921
Net change in fair value of interest rate swap	–	–	–	(176)	–	(176)
Comprehensive income						745

June 30, 2011 (unaudited)	17,600	$18	$25,180	$(176)	$(2,445)	$22,577

The accompanying notes are an integral part of the consolidated financial statements

Index

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED) (in thousands)

	2011	2010
Cash flows from operating activities
Net income (loss)	$921	$(170)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	453	538
Provision for (recovery of) inventory obsolescence	59	(17)
Loss on disposal of property and equipment, net	1	57
Loss on impairment of intangible asset	--	67
Stock based compensation	67	74
Change in fair value of liabilities	(248)	(617)
Provision (benefit) for deferred taxes	363	(447)
Changes in current assets and liabilities:
Trade receivables	(107)	287
Prepaid expenses	236	(145)
Inventories	331	(390)
Deposits and other assets	(51)	(80)
Accounts payable	(7)	144
Accrued and other liabilities	199	368
Deferred revenues	-	(2)
Net cash provided by (used in) operating activities	2,217	(333)

Cash flows from investing activities
Purchases of property and equipment	(261)	(287)
Cash used in investing activities	(261)	(287)

Cash flows from financing activities
Proceeds from escrow account	--	35
Proceeds from private placement (net of costs of $233)	--	2,767
Net change in line of credit	--	(1,000)
Repayments of long-term bond debt	(69)	(68)
Common shares issued		9
Net cash provided by (used in) financing activities	(69)	1,743

Effect of exchange rate changes on cash and cash equivalents	--	89

Net change in cash equivalents	1,887	1,212

Cash and cash equivalents, beginning of period	3,827	2,155

Cash and cash equivalents, end of period	$5,714	$3,367

Cash paid during the six months ended June 30, 2011 and 2010 for:
Interest	$98	$111
Income taxes	$--	$1

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

Certain amounts in the June 30, 2010 and December 31, 2010 financial statements have been reclassified to conform to the presentation in the June 30, 2011 financial statements.

NOTE 2.  INVENTORIES

Inventories are stated at the lower of cost or market.  Cost is determined principally on the average cost method.  Inventories at June 30, 2011 and December 31, 2010 were as follows (in thousands):

	June 30, 2011	December 31, 2010

Raw materials	$4,098	$4,586
Work in process	2,294	2,315
Finished goods	1,396	1,218
Gross inventories	7,788	8,119
Less: reserve for obsolescence	(573)	(514)

Net inventories	$7,215	$7,605

NOTE 3.  INTANGIBLE ASSETS

At June 30, 2011 and December 31, 2010 intangible assets consisted of the following (in thousands):

	June 30, 2011	December 31, 2010

Trade name (life indefinite)	$1,510	$1,510

Purchased technology (9-17 yr life)	$2,251	$2,251
Less: accumulated amortization	(707)	(653)

Net carrying amount	$1,544	$1,598

License rights (5 yr life)	$316	$316
Less accumulated amortization	(258)	(226)
Net carrying amount	$58	$90

Amortization of intangibles, which is included in depreciation and amortization in the accompanying statements of cash flows was approximately $86,000 and $136,000 during the respective six month periods ended June 30, 2011 and 2010.

Index

NOTE 4.  NEW ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. The amendments in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 is effective for our fiscal years beginning January 1, 2012. Early adoption is permitted. We are  currently assessing the implementation of this new guidance, however these changes will only affect our presentation and will not have an impact on our consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurements and Disclosures (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, mainly for level 3 fair value measurements. ASU 2011-04 is effective for our fiscal years beginning January 1, 2012. Early adoption is not permitted. We are currently evaluating the impact of this new guidance, but we do not expect it to have a material impact on our consolidated financial statements.

NOTE 5.  FAIR VALUE MEASUREMENTS

Certain assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2011 are measured in accordance with FASB ASC Topic 820-10-05, Fair Value Measurements.  FASB ASC Topic 820-10-05 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements.

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

The following table summarizes our financial instruments measured at fair value as of June 30, 2011 (in thousands):

	June 30, 2011 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents – United States	$5,676	$5,676	$–	$–
Cash and equivalents - Foreign currency	38	38	–	–

Total assets	$5,714	$5,714	$–	$–

Liabilities:
Warrant liability (1)	$119	$–	$–	$119
Derivative interest rate swap (Note 7)	176	–	176	–
Due to Lican (2)	137	–	–	137

Total liabilities	$432	$–	$176	$256

Index

The following table summarizes our financial instruments measured at fair value as of December 31, 2010 (in thousands):

	December 31, 2010 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents – United States	$3,788	$3,788	$–	$–
Cash and equivalents - Foreign currency	39	39	–	–

Total assets	$3,827	$3,827	$–	$–

Liabilities:
Warrant liability (1)	$332	$–	$–	$332
Due to Lican (2)	172	–	–	172

Total liabilities	$504	$–	$–	$504

(1)	Refer to Warrants and Stockholders’ Equity (Note 6) for valuation assumptions.

(2)
This amount is based upon the probable realization of 75,000 out of a possible 150,000 contingent shares related to the Lican Developments Ltd. Asset Purchase Agreement, which was valued at the adjusted current fair value market share price.

Activity in our Level 3 Assets was as follows (in thousands):

Description	June 30, 2011	December 31, 2010

Beginning balance	$504	$218
Purchases, issuances, and settlements (Note 6)	-	799
Total gain included in earnings (3)	(248))	(513)

Ending Balance	$256	$504

(3)	Gains for the periods related to the revaluation of equity based liabilities. These gains are included in our consolidated statements of operations.

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

The warrants are valued using a binomial lattice valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in this model at inception and as of June 30, 2011 included an expected life of 4 years remaining, an expected dividend yield of zero, estimated volatility range between 41%- 42%, and risk-free rates of return range between  1.7 - 1.8%, For the risk-free rates of return, we use the published yields on zero-coupon Treasury Securities with maturities consistent with the remaining term of the warrants and volatility is based on a weighted average of the historical volatility of our stock price and peer company stock price volatility. We also take into consideration a probability assumption for anti-dilution.

During the six months ended June 30, 2011, we issued 36,558 common shares in exchange for 44,000 employee and non-employee stock options and 7,442 common shares (via a stock swap). Net proceeds from the issuance of common shares along with the shares received in the stock swap exercises were zero for the six-month period ended June 30, 2011.

NOTE 7.  DERIVATIVE INTEREST RATE SWAP

We are a party to an interest rate swap agreement to limit our exposure to market rate fluctuations that effectively converts our variable rate interest payments related to our industrial revenue bonds to a fixed rate.  Our interest rate swap agreement is designated as a cash flow hedge and is required to be measured at fair value on a recurring basis. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings through interest expense in the period that the hedged forecasted transaction affects earnings.

Our swap agreement requires us to pay the counterparty a stream of fixed interest payments at a rate of 3.6%, and in turn, receive variable interest payments based on the SIFMA Municipal Index, which is the identical variable interest payment outflow on our bonds. Both the industrial revenue bonds and the interest rate swap are based on the same initial $4 million declining notional amount, are amortized over a 20-year term, and have the same termination date of December 1, 2018. The swap contains a margin spread of 0.1% which is recorded in interest expense during the period that it is recognized.

Our interest rate swap is valued based on quoted data from various direct and indirect observable sources and market data combined with some estimates based on historical patterns, which, combined, are deemed to be a Level 2 input in the fair value hierarchy. At June 30, 2011, our derivative liabilities on our consolidated balance sheet include $176,000 for the fair value of the swap. The effective portion of the related unrealized loss on the swap is deferred in accumulated other comprehensive loss and will be recognized as interest expense as the interest payments become due. No ineffectiveness was recorded in the consolidated statements of income during the six months ended June 30, 2011.   The counterparty to this swap is RBC Bank and from time to time we assess our potential credit risk. As of June 30, 2011, we were in a liability position to RBC Bank and therefore had limited counterparty credit risk. (See NOTE 5.  FAIR VALUE MEASUREMENTS)

NOTE 8.  EARNINGS PER SHARE (in thousands, except EPS)

We compute basic earnings (loss) per share (“basic EPS”) by dividing net income (loss) by the weighted average number of common shares outstanding for the reporting period.  Diluted earnings (loss) per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding (primarily stock options).  The following table provides the computation of basic and diluted earnings (loss) per share for the three month and six month periods ending June 30, 2011 and 2010.

Index

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except EPS)	2011	2010	2011	2010

Net income (loss)	$429	$56	$921	$(170)

Basic weighted average shares outstanding	17,600	17,377	17,587	17,171
Effect of potential dilutive securities	227	497	242	n/a
Diluted weighted average shares outstanding	17,827	17,874	17,829	17,171

Basic EPS	$0.02	$0.00	$0.05	$(0.01)

Diluted EPS	$0.02	$0.00	$0.05	$(0.01)

For the six months ended June 30, 2011 and 2010, options and warrants to purchase approximately 1.3 million shares of common stock were excluded from the computation of diluted earnings (loss) per share because their effects were anti-dilutive.

NOTE 9.  STOCK-BASED COMPENSATION

Under our stock option plan, our board of directors may grant options to purchase common shares to our key employees, officers, directors and consultants.  We account for stock options in accordance with FASB ASC Topic 718, Compensation – Stock Compensation, with option expense amortized over the vesting period based on the binomial lattice option-pricing model fair value on the grant date, which includes a number of estimates that affect the amount of our expense. During the six months ended June 30, 2011, we expensed $67,053 in stock-based compensation.

Activity in our stock options during the period ended June 30, 2011 was as follows:

	Number Of Options (in thousands)	Weighted Average Exercise Price

Outstanding at December 31, 2010	1,948	$3.79

Granted	25	$2.81
Exercised	(44)	$0.50
Canceled	(191)	$1.95

Outstanding at June 30, 2011	1,738	$4.06

The grant date fair value of options granted in 2011 were estimated on the grant date using a binomial lattice option-pricing model and the following assumptions: expected volatility range between 41- 42%, expected term of 7 years, risk-free interest rate range between 1.8 - 2.6%, and expected dividend yield of 0%.

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

NOTE 10.  INCOME TAXES

While we are subject to U.S. federal income tax as well as income tax of certain state jurisdictions, during the three and six months ended June 30, 2011, our current provisions were zero because the net effect of our permanent and temporary differences resulted in us recognizing losses for tax purposes.  At June 30, 2011, we have remaining net operating loss carryforward of approximately $3.4 million to reduce future taxable income.  Our effective tax rate of 28% for the six months ended June 30, 2011 was less than the statuatory tax rates primarily because we recognized certain gains from fair value adjustments for financial statement purposes that are not expected to reverse (i.e. they are considered permanent differences).

NOTE 11. COMMITMENTS AND CONTINGENCIES

We are obligated under various operating leases for our facilities and certain equipment, most notably a lease for a  manufacturing and warehouse facility in St. Petersburg, Florida that requires monthly payments of approximately $13,000 and expires on October 31, 2013.  The following is a schedule of approximate future minimum lease payments under operating leases having remaining terms in excess of one year for the six months ended December 31, 2011 and the calendar years ended December 31, 2012, 2013, 2014 and 2015 (in thousands):

2011	$144
2012	251
2013	227
2014	12
2015	--

Total	$634

Rent expense approximated $130,000 and $152,000 for the six month periods ending June 30, 2011 and 2010, respectively.

On March 3, 2011 we entered into a settlement agreement related to the legal action with Salient Surgical Technologies, Inc. and Medtronic, Inc. The settlement called for us and related parties to immediately exit and not enter into the monopolar and bipolar saline-enhanced RF device business (including SEER™ and BOSS™) worldwide through February 2015. In exchange, the Plaintiffs made a one-time payment to us of $750,000. As a condition, we will not be able to sell certain finished products, which as of the settlement date amounted to approximately $100,000 of our inventory.  We have reserved for approximately $87,000 of our inventory related to the products in this settlement in the first quarter of 2011. The terms also include a provision outlining a possible OEM contract manufacturing relationship between Salient and our Company. We currently already have a longstanding OEM contract manufacturing agreement with Medtronic for advanced electrosurgical generators. We have given Medtronic notice that the agreement will terminate at December 31, 2011, with final deliveries occurring in 2012. We will continue to service the generators sold during this contract for the next five years. We anticipate sales of accessories and spare parts to continue into the future.

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

Index

On January 10, 2011 defendant Livneh filed a counter-complaint/third party complaint against us, our CEO, and our COO, alleging fraud, fraud in the inducement, fraudulent misrepresentation, breach of fiduciary duty, negligent misrepresentation, innocent misrepresentation, breach of contract, tortuous interference, shareholder derivative, defamation, breach of good faith and fair dealing, violation of the Uniform Trade Secrets Act, and violation of the Florida Whistleblower’s Act, and seeking rescission and a declaratory judgment. In addition to the foregoing relief, defendant also seeks reinstatement of Mr. Livneh to the Company’s board of directors, issuance of certain shares of unrestricted stock, compensatory, actual and/or special damages, punitive and/or exemplary damages, and attorney’s fees and costs.  The outcome of this matter is uncertain and accordingly no effect has been given to any loss that may result from the resolution of this matter in the accompanying consolidated financial statements.

On June 10, 2011 we signed a settlement agreement related to the legal action involving Dr. David Eisenstein, MD under which we paid $53,500 to Dr. Eisenstein and an additional $20,000 directly to his legal counsel for legal fees. In exchange, Dr. Eisenstein surrendered his 5,000 stock options and both parties signed a general release and dismissal.

NOTE 12. RELATED PARTY TRANSACTION

During the six months ended June 30, 2011, we paid consulting fees of approximately $40,000 to an entity owned by one of our directors and $15,000 to another director.

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

●	changes in general economic and industry conditions in markets in which we participate, such as:
●	deterioration in or destabilization of the global economy;
●	the strength of product demand and the markets we serve;
●	the intensity of competition, including that from foreign competitors;
●	pricing pressures;
●	the financial condition of our customers;
●	market acceptance of new product introductions and enhancements;
●	the introduction of new products and enhancements by competitors;
●	our ability to maintain and expand relationships with large customers;
●	our ability to source raw material commodities from our suppliers without interruption and at reasonable prices; and
●	our ability to source components from third parties, in particular from foreign manufacturers, without interruption and at reasonable prices;

Index

●	our ability to access capital markets and obtain anticipated financing under favorable terms;
●	our ability to identify, complete and integrate acquisitions successfully and to realize expected synergies on our anticipated timetable;
●	changes in our business strategies, including acquisition, divestiture and restructuring activities;
●	changes in operating factors, such as continued improvement in manufacturing activities, the achievement of related efficiencies and inventory risks due to shifts in market demand;
●	our ability to generate savings from our cost reduction actions;
●	unanticipated developments that could occur with respect to contingencies such as litigation, intellectual property matters, product liability exposures and environmental matters; and
●	our ability to accurately evaluate the effects of contingent liabilities.

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

Most of our products currently are marketed through medical distributors, which distribute to more than 6,000 hospitals, and to doctors and other health-care facilities. New distributors are contacted through responses to our advertising in international and domestic medical journals and domestic or international trade shows. International sales represented 24.2% of total revenues for the first six months of 2011, as compared with 21.7% for the first six months of 2010.  Our products are sold in more than 150 countries mainly through local dealers which are coordinated by sales and marketing personnel at the Clearwater, Florida facility.  In addition, for the launch of our new surgical suite product lines, we have established the use of a network of approximately 50 commission-based independent direct sales contractors to market these products. Our business is generally not seasonal in nature.

Results of Operations –Three and Six Months Ended June 30, 2011 Compared to Three and Six Months Ended June 30, 2010

Sales

Sales by Product Line (in thousands)	Three months ended June 30,		Percent change	Six months ended June 30,		Percent change
	2011	2010		2011	2010

Electrosurgical	$4,709	$3,840	22.6%	$8,916	$7,460	19.5%
Cauteries	1,658	1,592	4.1%	3,143	3,112	1.0%
Other	474	465	1.9%	936	924	1.3%

Total	$6,841	$5,897	16.0%	$12,995	$11,496	13.0%

Index

Sales by Domestic and International (in thousands)	Three months ended June 30,		Percent change	Six months ended June 30,		Percent change
	2011	2010		2011	2010
Domestic	$5,027	$4,678	7.5%	$9,810	$8,971	9.4%
International	1,814	1,219	48.8%	3,185	2,525	26.1%

Total	$6,841	$5,897	16.0%	$12,995	$11,496	13.0%

Sales for the three months ended June 30, 2011 increased approximately $944,000 or 16.0% compared to the same period in 2010.  This increase was primarily due to the following reasons:

•	sales of generators increased approximately $673,000 or 21.3% due to increased demand from our OEM and stocking distributor customers;
•	sales of electrodes increased approximately $196,000 or 28.5% due to sales of our new coated blade products;
•	sales of cauteries increased approximately $66,000 or 4.1% from an increased demand from international customers; and
•	other sales increased approximately $18,000 or 4.0%.

These increases in sales listed above were partially offset by a decrease of approximately $8,900 in the second quarter of 2011 of other product sales related to our Canadian facility when compared to the second quarter of 2010.

Sales for the six months ended June 30, 2011 increased approximately $1.499 million or 13.0% compared to the same period in 2010. This increase was primarily due to the following reasons:

•	sales of generators increased approximately $1.358 million or 24.0% due to increased demand from our OEM and stocking distributor customers;
•	sales of electrodes increased approximately $524,000 or 38.3% due to sales of our new coated blade products;
•	sales of cauteries increased approximately $31,000 or 1.3% increased demand from international customers ; and
•	other sales increased approximately $52,000 or 5.6%.

The above increases in sales for the period ending June 30, 2011 from the same period in 2010 were partially offset by:

•	decreased sales of OEM ablators of approximately $425,000 or 100% due to our OEM customer phasing out that product line in 2010; and
•	decrease of approximately $41,000 in the second quarter of 2011 of other product sales related to our Canadian facility when compared to the same three month period in 2010.

Our ten largest customers accounted for approximately 67% of net revenues for both the six months ended June 30, 2011 and 2010.  At June 30, 2011 and 2010, our ten largest trade receivables accounted for approximately 66% and 70% of our net receivables, respectively.  In each of the first six months of 2011 and 2010, one customer accounted for 14% of total sales.

Gross Profit

(in thousands)	Three months ended June 30,		Percent of sales		Percent change	Six months ended June 30,		Percent of sales		Percent change
	2011	2010	2011	2010		2011	2010	2011	2010
Cost of sales	$3,796	$3,581	55.5%	60.7%	6.0%	$7,517	$6,895	57.8%	60.0%	9.0%

Gross profit	$3,045	$2,316	44.5%	39.3%	31.4%	$5,478	$4,601	42.2%	40.0%	19.1%

Gross profit increased approximately $729,000 or 31.4% for the three months ended June 30, 2011 as compared to the same period in 2010.  This increase was primarily due to the following reasons:

Index

•
an increase of approximately $420,000 due to the product mix of the increased sales for the quarter. A large portion of this increase was related to the increase in sales of our electrosurgical generators and disposable products  (which have a higher profit margin product line, and therefore resulted in the increase of gross margin as a percentage of sales);

•	a decrease in cost of goods sold of approximately $92,000 related to a reduction in labor costs;
•	a $61,000 decrease in cost of goods sold due to our consolidation of the Canadian operation to Florida in the second quarter of 2010;
•	a $49,000 decrease in manufacturing overhead costs; and
•	a $106,000 decrease in material costs.

Gross profit for the six months ended June 30, 2011 increased approximately $877,000 or 19.1%, as compared to the same period in 2010. This increase was primarily due to the following reasons:

•
an increase of approximately $633,000 due to the product mix of the increased sales. A large portion of this increase was related to the increase in sales of our electrosurgical generators and disposable products (which have a higher profit margin product line, and therefore resulted in the increase of gross margin as a percentage of sales);

•	a decrease in cost of goods sold of approximately $97,000 related to a reduction in labor costs;
•	a $142,000 decrease in cost of goods sold due to our consolidation of the Canadian operation to Florida in the second quarter of 2010; and
•	a $61,000 decrease in material costs.

The increase in gross profit for the six month period ending June 30, 2011 as compared to the same period in 2010 were partially offset by a $56,000 increase in shipping costs.

Other Gain

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

Subsequently, on March 3, 2011 we signed a settlement agreement related to the above-mentioned action with Salient Surgical Technologies, Inc. and Medtronic, Inc. The settlement called for us and related parties to immediately exit and not enter into the monopolar and bipolar saline-enhanced RF device business (including SEER™ and BOSS™) worldwide through February 2015. In exchange, the Plaintiffs made a one-time payment to us of $750,000. We have recognized the full amount as a gain in the first quarter of 2011 as it is economic benefit received for our inventory on hand, some development costs and some reimbursement to offset legal fees incurred in defending this lawsuit.  We have reserved for approximately $87,000 of our inventory in the first quarter of 2011.  The terms also include a provision outlining a possible OEM contract manufacturing relationship between Salient and our Company. We currently already have a longstanding OEM contract manufacturing agreement with Medtronic for advanced electrosurgical generators. We have given Medtronic notice that the agreement will terminate at December 31, 2011, with final deliveries occurring in 2012. We will continue to service the generators sold during this contract for the next five years. We anticipate sales of accessories and spare parts to continue into the future.

Research and Development Expense

(in thousands)	Three months ended June 30,		Percent of sales		Percent change	Six months ended June 30,		Percent of sales		Percent change
	2011	2010	2011	2010		2011	2010	2011	2010
R & D Expense	$289	$525	4.2%	8.9%	(45.0)%	$635	$1,024	4.9%	8.9%	(38.0)%

Research and development expense decreased approximately $236,000 or 45.0% in the three months ended June 30, 2011 as compared to the same period in 2010.  This decrease was primarily due to the following reasons:

Index

•	a $114,000 decrease in engineering positions and labor costs related to the sintered steel product line;
•	an $81,000 decrease in consulting and other R&D related costs due to consolidating the Canadian operation to our Florida facility in April 2010 for the vessel sealing product line;
•	a $41,000 decrease in other research and development costs related to the sintered steel product line; and

The 38% decrease in research and development expense of approximately $389,000 for the six months ended June 30, 2011, as compared to the same period in 2010 was a result of the following:

•	a $201,000 decrease in engineering positions and labor costs related to the sintered steel product line;
•	a $121,000 decrease in consulting and other R&D related costs due to consolidating the Canadian operation to our Florida facility in April 2010 for the vessel sealing product line;
•	a $67,000 decrease in other research and development costs to support the sintered steel product line; and

Professional Services

(in thousands)	Three months ended June 30,		Percent of sales		Percent change	Six months ended June 30,		Percent of sales		Percent change
	2011	2010	2011	2010		2011	2010	2011	2010
Professional services	$273	$343	4.0%	5.8%	(20.3)%	$617	$678	4.8%	5.9%	(9.0%)

The 20.3% decrease in professional services expense of approximately $70,000 in the three months ended June 30, 2011 as compared to the same period in 2010 was due to the following reasons:

•
a $42,000 decrease in consulting cost related to various consultants (primarily resulting from the non-renewal of Growthink’s services for approximately $25,000 that we utilized in the second quarter of 2010);

•	a $15,000 decrease in consulting expense related to stock options that were returned to us pursuant to a legal settlement with a consultant;
•
a $7,000 net decrease in accounting fees which is the result of a $27,000 decrease in audit related services combined with a $20,000 increase in accounting fees associated with our IRS audit and preparation and filing of several amended tax returns; and

•	a $16,000 decrease in legal fees which were previously related to our Canadian operation.

These decreases in professional services expense for three months ended June 30, 2011 as compared to the same period in 2010 were mainly offset by a $10,000 increase in legal fees associated with our pending legal actions.

The 9.0% decrease in professional services expense of approximately $61,000 for the six months ended June 30, 2011 as compared to the same period in 2010 was a result of the following:

•
a $40,000 decrease in consulting cost related to various consultants (primarily resulting from the non-renewal of Growthink’s services for approximately $25,000 that we utilized in the second quarter of 2010);

•	a $15,000 decrease in consulting expense related to stock options that were returned to us pursuant to a legal settlement with a consultant; and
•	a $28,000 decrease in legal fees which were previously related to our Canadian operation.

The above decreases in professional services expense for six months ended June 30, 2011 as compared to the same period in 2010 were mainly offset by:

•	a $14,000 increase in legal fees associated with our pending legal actions;
•
a $8,000 net increase in accounting fees which is the result of a $24,000 decrease in audit related services combined with a $32,000 increase in accounting fees associated with our IRS audit and preparation and filing of several amended tax returns.

Index

Salaries

(in thousands)	Three months ended June 30,		Percent of sales		Percent change	Six months ended June 30,		Percent of sales		Percent change
	2011	2010	2011	2010		2011	2010	2011	2010
Salaries & related cost	$800	$857	11.7%	14.5%	(6.7)%	$1,606	$1,604	12.4%	14.0%	0.1%

The 6.7% decrease in salaries and related cost of approximately $57,000 in the three months ended June 30, 2011 as compared to the same period in 2010 was due primarily to the following reason:

•	an $85,000 decrease in salaries and related costs due to the one time 2010 moving costs related to the hiring of our internal general counsel.

The decrease in salaries and related cost for the three months ended June 30, 2011 as compared to the same period in 2010 was partially offset by:

•	a $14,000 increase in marketing salaries mainly from the new marketing positions for the Surgical Suite area established during late second quarter 2010 ; and
•	a $14,000 increase in health insurance cost.

The 0.1% increase in salaries and related cost of approximately $2,000 for the six months ending June 30, 2011 as compared to the same period in 2010 was primarily the a result of the following:

•	a $12,000 increase which is the net result of changes in marketing salaries and positions; and
•	a $20,000 increase in health insurance cost.

  The increase in salaries and related cost for the six months ending June 30, 2011 as compared to the same period in 2010 was partially offset by:

•	a $28,000 decrease in salaries and related costs due to the hiring of new internal general counsel, which includes a onetime salary payment to cover moving costs in Q2 of 2010; and
•	A $2,000 decrease in the reduction of an administrative salary from the consolidation of our Canadian operation to Florida.

Selling, General & Administrative Expenses

(in thousands)	Three months ended June 30,		Percent of sales		Percent change	Six months ended September 30,		Percent of sales		Percent change
	2011	2010	2011	2010		2011	2010	2011	2010
SG & A costs	$1,134	$1,383	16.6%	23.5%	(18.0)%	$2,235	$2,418	17.2%	21.0%	(7.6)%

The 18.0% decrease in selling, general and administrative costs of approximately $249,000 for the three months ended June 30, 2011 as compared to the same period in 2010 was primarily due to the following reasons:

•	a $10,000 decrease in depreciation expense attributable to the consolidation of our Canadian operations to Florida;
•	a $116,000 reduction in selling, general and administrative costs related to the consolidation of our Canadian operation to Florida in 2010;
•	a $19,000 decrease in promotional costs to support our distribution and new product sales;
•	a $19,000 decrease in travel costs due to the reduction of travel to support the sintered steel product line;
•	a $70,000 decrease in other marketing costs due to the reduction of support for the sintered steel product line;
•	a $5,000 decrease in banking fees;
•	a $8,000 decrease in royalty payments for the MEG product line;
•	a $25,000 decrease in amortization costs due to last years write-off of the sintered steel IP;
•	a $15,000 decrease in Bovie Canada cost due to one time write-offs attributable to the consolidation of operations to Florida;

Index

•	a $9,000 decrease in general insurance expense;
•	a $26,000 decrease in foreign currency loss due to fluctuation in rates attributable to vendor payments and the consolidation of our Canadian operations to Florida; and
•	a $37,000 decrease in building repair and maintenance.

The decrease in selling, general and administrative costs for the three months ended June 30, 2011 as compared to the same period in 2010 were partially offset by:

•	a $6,000 increase in trade show costs resulting from timing of trade shows versus the prior period;
•	a $27,000 increase in commission expense due to increased distribution sales;
•	a $31,000 increase in miscellaneous costs mainly from settlement costs of $73,000 offset by a reduction in moving costs of $42,000;
•	a $41,000 increase in regulatory costs to support our new products; and
•	a $5,000 increase in shareholder expense.

The 7.6% decrease in selling, general and administrative costs of approximately $183,000 for the six months ending June 30, 2011 as compared to the same period in 2010 was primarily the result of the following:

•	a $40,000 decrease in depreciation expense attributable to the consolidation of our Canadian operations to Florida;
•	a $153,000 reduction in selling, general and administrative costs related to the consolidation of our Canadian operation to Florida in 2010;
•	a $38,000 decrease in travel costs due to the reduction of travel to support the sintered steel product line;
•	a $99,000 decrease in other marketing costs due to the reduction of support for the sintered steel product line;
•	a $6,000 decrease in banking fees;
•	a $8,000 decrease in royalty payments for the MEG product line;
•	a $50,000 decrease in amortization costs mainly due to last years write-off of the sintered steel IP;
•	a $14,000 decrease in Bovie Canada cost due to one time write-offs attributable to the consolidation of operations to Florida;
•	a $34,000 decrease in foreign currency loss due to fluctuation in rates attributable to vendor payments and the consolidation of our Canadian operations to Florida; and
•	a $42,000 decrease in building repair and maintenance.

The decrease in selling, general and administrative costs for the three months ended June 30, 2011 as compared to the same period in 2010 were partially offset by:

•	a $33,000 increase in trade show costs resulting from timing of trade shows versus the prior period;
•	a $71,000 increase in commission expense due to increased distribution sales;
•	a $28,000 increase in miscellaneous costs mainly from settlement costs of $73,000 offset by a reduction in moving costs of $42,000;
•	a $3,000 increase in advertising costs to support our distribution and new product sales;
•	a $56,000 increase in general insurance expense;
•	a $60,000increase due to the reserve for inventory related to our sintered steel product line;
•	a $39,000 increase in regulatory costs to support our new products; and
•	a $11,000 increase in computer expense.

Other Income

(in thousands)	Three months ended June 30,		Percent of sales		Percent change	Six months ended June 30,		Percent of sales		Percent change
	2011	2010	2011	2010		2011	2010	2011	2010
Interest income (expense)	$(46)	$(67)	(0.7)%	(1.1)%	(31.9)%	$(98)	$(111)	(0.8)%	(1.0)%	(11.4)%
Change in fair value of liabilities	107	617	1.6%	10.5%	(82.7)%	248	617	1.9%	5.4%	(59.8)%

Index

Net interest expense decreased by approximately $21,000 or 31.9% in the three months ended June 30, 2011 as compared to the same period in 2010 mainly due to an additional charge for interest expense related to the unused portion of our line of credit.

For the six-month period ended June 30, 2011 as compared to the same period in 2010, net interest income decreased by $13,000, mainly due to the effect of the reduction of interest expense related to the interest rate swap.

The change in fair value of liabilities was related to the warrants associated with our equity issuance in April of 2010 and adjustment for the fair value of the Lican liability.  The derivative warrant liability was valued at approximately $332,000 at December 31, 2010 and was valued at approximately $119,000 on June 30, 2011 resulting in a year-to-date gain of approximately $213,000. The Lican liability fair value as of December 31, 2010 was $172,200 and was valued at approximately $137,000 at June 30, 2011 resulting in a gain for 2011 of approximately $35,000.

Income Taxes

(in thousands)	Three months ended June 30,		Percent of sales		Percent change	Six months ended June 30,		Percent of sales		Percent change
	2011	2010	2011	2010		2011	2010	2011	2010
Income (loss) before income taxes	$610	$(241)	8.9%	(4.1)%	352%	$1,285	$(617)	9.8%	(5.4)%	308%
Benefit (provision) for taxes	$(181)	$297	(2.6)%	5.0%	(161)%	$(364)	$447	(2.8)%	3.9%	(181)%
Effective tax rate	29.7%	0%				28.3%	0%

While we are subject to U.S. federal income tax as well as income tax of certain state jurisdictions, during the three and six months ended June 30, 2011, our current provisions were zero because the net effect of our permanent and temporary differences resulted in us recognizing losses for tax purposes.  At June 30, 2011, we have remaining net operating loss carryforward of approximately $3.4 million to reduce future taxable income.  Our effective tax rate of 28% for the six months ended June 30, 2011 was less than the statuatory tax rates primarily because we recognized certain gains from fair value adjustments for financial statement purposes that are not expected to reverse (i.e. they are considered permanent differences).

Net Income (loss)

(in thousands)	Three months ended June 30,		Percent of sales		Percent change	Six months ended September 30,		Percent of sales		Percent change
	2011	2010	2011	2010		2011	2010	2011	2010
Net income (loss)	$429	$56	6.3%	1.0%	666%	$921	$(170)	7.1%	(1.5)%	642%

Product Development

We have developed most of our products and product improvements internally.  Funds for this development have come primarily from our internal cash flow, equity issuance and from the proceeds of the exercise of stock options.  We maintain close working relationships with physicians and medical personnel in hospitals and universities who assist in product research and development.  New and improved products play a critical role in our sales growth.  We continue to emphasize the development of proprietary products and product improvements to complement and expand our existing product lines.  We have a centralized research and development focus in Florida for new product development and product improvements.  Our research, development and engineering units at the manufacturing locations maintain relationships with distribution locations and customers to provide an understanding of changes in the market and product needs.  During 2011, we continued to invest in the ICON GS™ (J-Plasma™ technology), ICON VS™, vessel sealing technology, and Aaron™ 1450.  We intend to pay the ongoing costs for this development from operating cash flows.

At this time, we do not contemplate any material purchase or acquisition of assets during the next twelve months that our ordinary cash flow and/or credit line would be unable to sustain.

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

Liquidity and Capital Resources

Our working capital at June 30, 2011 increased by approximately $1.3 million to $14.4 million compared to  approximately $13.1 million at December 31, 2010. This increase was mainly the result of an increase in cash due to the $750,000 received from the Salient and Medtronic settlement (See below Part II, Item 1. Legal Proceedings) and increased sales, as well as an improvement in our accounts receivable turnover.  Accounts receivable days sales outstanding were 34.7 days and 43.6 days at June 30, 2011 and 2010, respectively. The number of days worth of sales in inventory, which is the total inventory available for production divided by the 12 month average cost of materials, decreased 19 days to 237 days equating to an inventory turn ratio of 1.4 at June 30, 2011 from 256 days and an inventory turn ratio of 1.3 at December 31, 2010. The lower number of days worth of sales is mainly due to the increased conversion of long lead time raw materials to accommodate the quarters increased sales .

We generated cash from operations of approximately $2.2 million, which included a one time gain on a legal settlement of $750,000, for the six months ended June 30, 2011, compared to cash used in operations of approximately $373,000 for the same period of 2010, an increase of approximately $2.6 million.

In the six month period ended June 30, 2011 we used approximately $261,000 for the purchase of property and equipment as compared to purchases amounting to approximately $287,000 for the same period in 2010.

We used cash from financing activities of approximately $69,000 during the first six months of 2011, a decrease of approximately $1.8 million compared with the same period in 2010. The decrease in cash from financing resulted primarily from a 2010 private placement sales of our common shares of approximately $2.8 million net of placement costs reduced in the same period by $1 million which was used to payoff our line of credit balance.

We currently have approximately $3.7 million borrowed under industrial revenue bonds which we previously used for the purchase and renovation of our Clearwater, Florida facility through RBC Bank, and is collateralized by a mortgage. The bonds, which are being amortized over a 20-year term, balloon in 10 years and require a 1% letter of credit fee and bear interest at SIFMA plus 0.10, which currently is approximately 0.2%. In 2008 we purchased an interest rate swap to provide a cash flow hedge and effectively convert our variable interest rate to a 3.6% fixed interest rate on these bonds (see Note 7).  Subsequently in July 2011, we were notified by RBC Bank, who currently provides our letter of credit on these bonds, that they have made a corporate wide decision to exit the Variable Rate Demand Bond Market and that they will not be renewing our letter of credit which expires in December 2011. We are currently negotiating a term sheet with another bank that is willing to take over the letter of credit on these bonds. Scheduled maturities of this indebtedness are approximately $140,000, $145,000, $155,000, $160,000 and $165,000 for 2011, 2012, 2013, 2014 and 2015, respectively.

We had approximately $5.7 million in cash and cash equivalents at June 30, 2011. We believe our cash on hand, as well as anticipated cash flows from operations, will be sufficient to meet our operating cash commitments for the next year. Should additional funds be required, we have secured additional borrowing capacity with RBC Bank (USA). (see below)

We have an $8 million secured revolving line of credit facility with RBC Bank (USA), which at June 30, 2011 had a zero balance. Advances under the $8 million line of credit are due on demand and bear interest at a rate of LIBOR plus 2% with a minimum floor rate of 4.0% and are secured by a perfected first security interest in our inventory and accounts receivable.

Index

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

At June 30, 2011 we were in full compliance with the loan covenants and ratios of both the credit facilities. According to our most recent borrowing base calculation, we had approximately $3.9 million total availability under the $8 million credit line, of which we currently have a zero balance. We also have availability of approximately $890,000 under the equipment line of credit.

Our future contractual obligations for agreements with initial terms greater than one year and agreements to purchase materials in the normal course of business are summarized as follows (in thousands):

Description	Years Ending December 31,
	2011	2012	2013	2014	2015	2016
Operating leases	$144	$251	$227	$12	-	-
Employment agreements	500	1,074	1,091	104	-	-
Purchase Commitments	4,247	-	-	-	-	-

Critical Accounting Estimates

In preparing the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), we have adopted various accounting policies. Our most significant accounting policies are disclosed in Note 2 to the consolidated financial statements included in our report on Form 10-K for the year ended December 31, 2010 which we filed in March 2011.

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

Inventory reserves

When necessary, we maintain reserves for excess and obsolete inventory resulting from the potential inability to sell our products at prices in excess of current carrying costs. The markets in which we operate are highly competitive, with new products and surgical procedures introduced on an ongoing basis. Such marketplace changes may cause our products to become obsolete. We make estimates regarding the future recoverability of the costs of these products and record a provision for excess and obsolete inventories based on historical experience, and expected future trends. If actual product life cycles, product demand or acceptance of new product introductions are less favorable than projected by management, additional inventory write-downs may be required, which would unfavorably affect future operating results.

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

Liabilities valued at fair value

We have used derivative financial instruments to hedge exposures to cash-flow risks or market-risks (see Note 7). In addition, certain financial instruments, such as warrants, which are indexed to our common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net-share settlement is not within our control.  In such instances, net-cash settlement is assumed for financial accounting and reporting purposes, even when the terms of the underlying contracts do not provide for net-cash settlement.  Such financial instruments are initially recorded, and continuously carried, at fair value. (see Note 5)

Determining the fair value of these instruments involves judgment and the use of certain relevant assumptions including, but not limited to, interest rate risk, historical volatility and stock price, estimated life of the derivative, anti-dilution provisions, and conversion/redemption privileges.  The use of different assumptions or changes in those assumptions could have a material effect on the estimated fair value amounts.

Share-based Compensation

Under our stock option plan, options to purchase common shares of common stock of the Company may be granted to our key employees, officers, directors and consultants by the Board of Directors. We account for stock options in accordance with FASB ASC Topic 718 Compensation-Stock Compensation with option expense amortized over the vesting period based on the binomial lattice option-pricing model fair value on the grant date, which includes a number of estimates that affect the amount of our expense.

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

It is our policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. To the extent that the probable tax outcome of these uncertain tax positions changes, such changes in estimate will impact the income tax provision in the period in which such determination is made. At June 30, 2011, we believe we have appropriately accounted for any unrecognized tax benefits. To the extent we prevail in matters for which a liability for an unrecognized tax benefit is established or we are required to pay amounts in excess of the liability, our effective tax rate in a given financial statement period may be affected.

Since inception, we have been subject to tax by both federal and state taxing authorities. Until the respective statutes of limitations expire (which maybe as much as 20 years while we have unused net operating loss carryforwards), we are subject to income tax audits in the jurisdictions in which we operate.

Index

Inflation

Inflation has not materially impacted the operations of our company.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements at this time.

Recent Accounting Pronouncements

See Note 4.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Our short-term investments consist of cash, cash equivalents and overnight investments. Additionally, we have entered into a long term interest rate swap to mitigate our exposure to market rate fluctuations and effectively convert our variable rate interest payments related to our industrial revenue bonds to a fixed rate. As such we do not believe we are exposed to significant interest rate risk while this interest rate swap remains in place. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid overnight money market investments. If a 10% change in interest rates were to have occurred on June 30, 2011, this change would not have had a material effect on the fair value of our investment portfolio nor our bond interest expense as of that date.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of June 30, 2011. Based upon that evaluation, our CEO and CFO concluded that, as of the end of that period, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f)) during the six months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On March 3, 2011 we entered into a settlement agreement related to the legal action with Salient Surgical Technologies, Inc. and Medtronic, Inc. The settlement called for us and related parties to immediately exit and not enter into the monopolar and bipolar saline-enhanced RF device business (including SEER™ and BOSS™) worldwide through February 2015. In exchange, the Plaintiffs made a one-time payment to us of $750,000. As a condition, we will not be able to sell certain finished products, which as of the settlement date amounted to approximately $100,000 of our inventory.  We have reserved for approximately $87,000 of our inventory related to the products in this settlement in the first quarter of 2011. The terms also include a provision outlining a possible OEM contract manufacturing relationship between Salient and our Company. We currently already have a longstanding OEM contract manufacturing agreement with Medtronic for advanced electrosurgical generators. We have given Medtronic notice that the agreement will terminate at December 31, 2011, with final deliveries occurring in 2012. We will continue to service the generators sold during this contract for the next five years. We anticipate sales of accessories and spare parts to continue into the future.

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

On January 10, 2011 defendant Livneh filed a counter-complaint/third party complaint against us, our CEO, and our COO, alleging fraud, fraud in the inducement, fraudulent misrepresentation, breach of fiduciary duty, negligent misrepresentation, innocent misrepresentation, breach of contract, tortuous interference, shareholder derivative, defamation, breach of good faith and fair dealing, violation of the Uniform Trade Secrets Act, and violation of the Florida Whistleblower’s Act, and seeking rescission and a declaratory judgment. In addition to the foregoing relief, defendant also seeks reinstatement of Mr. Livneh to the Company’s board of directors, issuance of certain shares of unrestricted stock, compensatory, actual and/or special damages, punitive and/or exemplary damages, and attorney’s fees and costs.  The outcome of this matter is uncertain and accordingly no effect has been given to any loss that may result from the resolution of this matter in the accompanying consolidated financial statements.

On June 10, 2011 we signed a settlement agreement related to the legal action involving Dr. David Eisenstein, MD under which we paid $53,500 to Dr. Eisenstein and an additional $20,000 directly to his legal counsel for legal fees. In exchange, Dr. Eisenstein surrendered his 5,000 stock options and both parties signed a general release and dismissal.

In addition to the above, in the normal course of business, we are subject, from time to time, to legal proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of June 30, 2011. These matters could affect the operating results of any one or more quarter when resolved in future periods.

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

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Financial Statements from the Quarterly Report on Form 10-Q of Bovie Medical Corporation for the quarter ended June 30, 2011, filed on August 12, 2011, formatted in XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bovie Medical Corporation

Dated: August 12, 2011	By:	/s/ Andrew Makrides
Andrew Makrides
Chief Executive Officer

Dated: August 12, 2011	By:	/s/ Gary D. Pickett
Gary D. Pickett
Chief Financial Officer