Form 10-Q/A
period 2011-03-31
BOVIE MEDICAL CORP
filed 2011-09-19
CIK 719135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q/A
_______________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______ to __________________

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

Explanatory Note

Bovie Medical Corporation (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A (“Amendment No. 1”) for the fiscal quarter ended March 31, 2011, originally filed with the Securities and Exchange Commission (the “Commission”) on May 12, 2011 (the “Original Filing”).  The purpose of Amendment No. 1 is to include a revised redacted Exhibit 10.1, which, based upon comments received and subsequent discussions with the Commission, has been revised to reduce the number of redactions. No other changes have been made to the Original Filing and this amendment does not reflect events that have occurred subsequent to the Original Filing date.

This Form 10-Q/A includes new certifications from the Company's Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2.

Table of Contents

Item 6	Exhibits Index

Index

10.1*	Settlement Agreement, dated March 3, 2011, by and among Bovie Medical Corporation, Salient Surgical Technologies, Inc. and Medtronic, Inc.

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

Bovie Medical Corporation

Dated: September 19, 2011	By:	/s/ Andrew Makrides
Andrew Makrides Chief Executive Officer

Dated: September 19, 2011	By:	/s/ Gary D. Pickett
Gary D. Pickett Chief Financial Officer