Form 10-Q
period 2011-09-30
BOVIE MEDICAL CORP
filed 2011-11-14
CIK 719135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period from _________ to _________

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

The number of shares of the registrant's $.001 par value common stock outstanding on the NYSE Amex exchange as of November 2, 2011 was 17,756,340.

BOVIE MEDICAL CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2011

		Page

Part I.	Financial Information	3

Item 1.	Financial Statements
	Consolidated Balance Sheets - September 30, 2011 and December 31, 2010	3
	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010	5
	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Year Ended December 31, 2010 and the Nine Months Ended September 30, 2011	6
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010	7
	Notes to Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23

Part II.	Other Information	23

Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	25
Item 4.	(Removed and Reserved)	25
Item 5.	Other Information	25
Item 6.	Exhibits	25
	Signatures	25

Index

PART I. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
(in thousands)

Assets

	(Unaudited)
	September 30, 2011	December 31, 2010

Current assets:

Cash and cash equivalents	$5,408	$3,827
Trade accounts receivable, net	2,183	2,114
Inventories, net	7,658	7,605
Prepaid expenses and other current assets	620	966
Deferred income tax asset, net	500	400

Total current assets	16,369	14,912

Property and equipment, net	7,343	7,432
Brand name and trademark	1,510	1,510
Purchased technology, net	1,517	1,598
License rights, net	42	90
Deferred income tax asset, net	993	1,533
Other assets	780	711

Total assets	$28,554	$27,786

The accompanying notes are an integral part of the consolidated financial statements.

Index

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
(CONTINUED) (in thousands)

Liabilities and Stockholders' Equity

	(Unaudited)
	September 30, 2011	December 31, 2010
Current liabilities:

Accounts payable	$710	$951
Accrued payroll	95	101
Accrued vacation	247	169
Current portion of bonds payable	144	140
Accrued and other liabilities	754	444

Total current liabilities	1,950	1,805

Bonds payable, net of current portion	3,491	3,600
Capital lease payable, net of current portion	112	112
Derivative liabilities	323	504

Total liabilities	5,876	6,021

Commitments and Contingencies (see Note 11)

Stockholders' equity:

Preferred stock, par value $.001; 10,000,000 shares authorized; none issued or outstanding	--	--
Common stock, par value $.001 par value; 40,000,000 shares authorized; 17,751,327 and 17,705,980 issued and 17,608,248 and 17,562,901 outstanding on September 30, 2011 and December 31, 2010, respectively	18	18
Additional paid-in capital	25,218	25,113
Accumulated other comprehensive loss	(176)	--
Deficit	(2,382)	(3,366)

Total stockholders' equity	22,678	21,765

Total liabilities and stockholders' equity	$28,554	$27,786

The accompanying notes are an integral part of the consolidated financial statements.

Index

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Sales	$6,256	$6,501	$19,252	$17,997
Cost of sales	3,650	3,797	11,167	10,692

Gross profit	2,606	2,704	8,085	7,305

Gain from settlement of litigation	--	--	750	--

Other costs and expenses:
Research and development	288	442	924	1,466
Professional services	289	556	906	1,235
Salaries and related costs	785	782	2,391	2,386
Selling, general and administrative	996	1,039	3,231	3,456

Total other costs and expenses	2,358	2,819	7,452	8,543

Income (loss) from operations	248	(115)	1,383	(1,238)

Change in fair value of liabilities, net	(67)	182	181	799
Interest (expense) income, net	(42)	(58)	(141)	(169)

Income (loss) before income taxes	139	9	1,423	(608)

Provision for current income taxes	--	--	--	--
Benefit (provision) for deferred income taxes	(76)	(5)	(439)	442
Total benefit (provision) for income taxes - net	(76)	(5)	(439)	442

Net income (loss)	$63	$4	$984	$(166)

Earnings (loss) per share
Basic	$-	$-	$0.06	$(0.01)
Diluted	$-	$-	$0.06	$(0.01)

Weighted average number of shares outstanding- basic	17,601	17,557	17,592	17,301

Weighted average number of shares outstanding – dilutive	17,774	17,756	17,807	17,301

The accompanying notes are an integral part of the consolidated financial statements.

Index

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEAR ENDED DECEMBER 31, 2010 AND THE PERIOD ENDED SEPTEMBER 30, 2011
(in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Gain (Loss)	Deficit	Total

January 1, 2010	16,952	$17	$22,934	$(89)	$(1,831)	$21,031

Options exercised	46	-	39	–	–	39

Stock based compensation	–	–	163	–	–	163

Stock swap to acquire options	(6)	-	(30)	–	–	(30)

Equity issuance	571	1	2,766			2,767

Change in fair value of liabilities			(799)			(799)

Tax benefit from share based payments			40			40

Net loss	–	–	–	–	(1,535)	(1,535)
Foreign currency re-measurement	–	–	–	89	–	89
Comprehensive loss	–	–	–	–	–	(1,446)

December 31, 2010	17,563	18	25,113	–	(3,366)	21,765

Options exercised	56	–	30	–	–	30

Stock based compensation	–	–	105	–	–	105

Stock swap to acquire options	(10)	–	(30)	–	–	(30)

Net income	–	–	–	–	984	984
Net change in fair value of interest rate swap	–	–	–	(176)	–	(176)
Comprehensive income						808

September 30, 2011 (unaudited)	17,609	$18	$25,218	$(176)	$(2,382)	$22,678

The accompanying notes are an integral part of the consolidated financial statements

Index

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED) (in thousands)

	2011	2010
Cash flows from operating activities
Net income (loss)	$984	$(166)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	677	799
Provision for (recovery of) inventory obsolescence	34	(38)
Loss on disposal of property and equipment, net	1	67
Loss on impairment of intangible asset	--	67
Stock based compensation	105	118
Change in fair value of liabilities	(181)	(799)
Provision (benefit) for deferred taxes	439	(448)
Changes in current assets and liabilities:
Trade receivables	(70)	(102)
Prepaid expenses	346	(108)
Inventories	(87)	(916)
Deposits and other assets	(68)	(176)
Accounts payable	(240)	547
Accrued and other liabilities	205	204
Deferred revenues	-	(3)
Net cash provided by (used in) operating activities	2,145	(954)

Cash flows from investing activities
Purchases of property and equipment	(459)	(350)
Cash used in investing activities	(459)	(350)

Cash flows from financing activities
Proceeds from escrow account	--	35
Proceeds from private placement (net of costs of $233)	--	2,767
Net change in line of credit	--	(1,000)
Repayments of long-term bond debt	(105)	(101)
Common shares issued	--	9
Net cash provided by (used in) financing activities	(105)	1,710

Effect of exchange rate changes on cash and cash equivalents	--	89

Net change in cash equivalents	1,581	495

Cash and cash equivalents, beginning of period	3,827	2,155

Cash and cash equivalents, end of period	$5,408	$2,650

Cash paid during the nine months ended September 30, 2011 and 2010 for:
Interest	$141	$169
Income taxes	$--	$-

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

Certain amounts in the September 30, 2010 and December 31, 2010 financial statements have been reclassified to conform to the presentation in the September 30, 2011 financial statements.

NOTE 2.  INVENTORIES

Inventories are stated at the lower of cost or market.  Cost is determined principally on the average cost method.  Inventories at September 30, 2011 and December 31, 2010 were as follows (in thousands):

	September 30, 2011	December 31, 2010

Raw materials	$4,472	$4,586
Work in process	2,316	2,315
Finished goods	1,419	1,218
Gross inventories	8,207	8,119
Less: reserve for obsolescence	(549)	(514)

Net inventories	$7,658	$7,605

NOTE 3.  INTANGIBLE ASSETS

At September 30, 2011 and December 31, 2010 intangible assets consisted of the following (in thousands):

	September 30, 2011	December 31, 2010

Trade name (life indefinite)	$1,510	$1,510

Purchased technology (9-17 yr life)	$2,251	$2,251
Less: accumulated amortization	(734)	(653)

Net carrying amount	$1,517	$1,598

License rights (5 yr life)	$316	$316
Less accumulated amortization	(274)	(226)
Net carrying amount	$42	$90

Amortization of intangibles, which is included in depreciation and amortization in the accompanying statements of cash flows was approximately $129,000 and $205,000 during the respective nine month periods ended September 30, 2011 and 2010.

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

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other an update that amends the accounting guidance on goodwill impairment testing. The amendments in this accounting standard update are intended to reduce complexity and costs by allowing an entity the option to first assess qualitative factors in its evaluation about the likelihood of goodwill impairment to determine whether it is necessary to perform the two-step quantitative goodwill impairment test of a reporting unit. In addition the amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. ASU No. 2011-08 is effective for our fiscal years beginning after December 15, 2011 with early adoption permitted. We do not expect it to have a material impact on our consolidated financial statements.

NOTE 5.  FAIR VALUE MEASUREMENTS

Certain assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2011 are measured in accordance with FASB ASC Topic 820-10-05, Fair Value Measurements.  FASB ASC Topic 820-10-05 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements.

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

Index

The following table summarizes our financial instruments measured at fair value as of September 30, 2011 (in thousands):

	September 30, 2011 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents – United States	$5,385	$5,385	$–	$–
Cash and equivalents - Foreign currency	23	23	–	–

Total assets	$5,408	$5,408	$–	$–

Liabilities:
Warrant liability (1)	$169	$–	$–	$169
Derivative interest rate swap (Note 7)	176	–	176	–
Due to Lican (2)	153	–	–	153

Total liabilities	$498	$–	$176	$322

The following table summarizes our financial instruments measured at fair value as of December 31, 2010 (in thousands):

	December 31, 2010 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents – United States	$3,788	$3,788	$–	$–
Cash and equivalents - Foreign currency	39	39	–	–

Total assets	$3,827	$3,827	$–	$–

Liabilities:
Warrant liability (1)	$332	$–	$–	$332
Due to Lican (2)	172	–	–	172

Total liabilities	$504	$–	$–	$504

(1)	Refer to Warrants and Stockholders’ Equity (Note 6) for valuation assumptions.

(2)
This amount is based upon the probable realization of 75,000 out of a possible 150,000 contingent shares related to the Lican Developments Ltd. Asset Purchase Agreement, which was valued at the adjusted current fair value market share price.

Activity in our Level 3 Assets was as follows (in thousands):

Description	September 30, 2011	December 31, 2010

Beginning balance	$504	$218
Purchases, issuances, and settlements (Note 6)	-	799
Total gain included in earnings (3)	(181)	(513)

Ending Balance	$323	$504

(3)	Gains for the periods related to the revaluation of equity based liabilities. These gains are included in our consolidated statements of operations.

Index

NOTE 6.  WARRANTS AND STOCKHOLDERS’ EQUITY

On April 18, 2010, we entered into a securities purchase agreement with purchasers named therein to raise approximately $3 million in the aggregate in a private placement of common stock and warrants pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder. Upon closing of the transaction, we entered into a registration rights agreement with the purchasers and issued to the purchasers an aggregate of 571,429 shares of common stock at a per share price of $5.25, and warrants to acquire additional shares of common stock of up to fifty (50%) percent of the common shares acquired by each respective purchaser at an exercise price of $6.00 per share.

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

The warrants are valued using a binomial lattice valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in this model at inception and as of September 30, 2011 included an expected life of 4 years remaining, an expected dividend yield of zero, estimated volatility range between 41%- 42%, and risk-free rates of return range between  1.7 - 1.8%, For the risk-free rates of return, we use the published yields on zero-coupon Treasury Securities with maturities consistent with the remaining term of the warrants and volatility is based on a weighted average of the historical volatility of our stock price and peer company stock price volatility. We also take into consideration a probability assumption for anti-dilution.

During the nine months ended September 30, 2011, we issued 45,347 common shares in exchange for 55,750 employee and non-employee stock options and 10,403 common shares (via a stock swap). Net proceeds from the issuance of common shares along with the shares received in the stock swap exercises were zero for the nine-month period ended September 30, 2011.

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

Our interest rate swap is valued based on quoted data from various direct and indirect observable sources and market data combined with some estimates based on historical patterns, which, combined, are deemed to be a Level 2 input in the fair value hierarchy. At September 30, 2011, our liability related to this derivative on our consolidated balance sheet included $176,000 under accrued expenses for the approximate fair value of the swap. The effective portion of the related unrealized loss on the swap is deferred in accumulated other comprehensive loss and will be recognized as interest expense as the interest payments become due. No ineffectiveness was recorded in the consolidated statements of income during the nine months ended September 30, 2011.   The counterparty to this swap is RBC Bank and from time to time we assess our potential credit risk. As of September 30, 2011, we were in a liability position to RBC Bank and therefore had limited counterparty credit risk. (See NOTE 5.  FAIR VALUE MEASUREMENTS)

Index

Subsequently, on October 31, 2011, we refinanced the industrial revenue bonds with PNC Bank which included embedding an interest rate derivative to provide a fixed interest rate throughout the maturity date of the bonds, and eliminates our accumulated other comprehensive loss balance in future periods with no impact to our consolidated financial statements.

NOTE 8.  EARNINGS PER SHARE (in thousands, except EPS)

We compute basic earnings (loss) per share (“basic EPS”) by dividing net income (loss) by the weighted average number of common shares outstanding for the reporting period.  Diluted earnings (loss) per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding (primarily stock options).  The following table provides the computation of basic and diluted earnings (loss) per share for the three month and nine month periods ending September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except EPS)	2011	2010	2011	2010

Net income (loss)	$63	$4	$984	$(166)

Basic weighted average shares outstanding	17,601	17,557	17,592	17,301
Effect of potential dilutive securities	173	199	215	n/a
Diluted weighted average shares outstanding	17,774	17,756	17,807	17,301

Basic EPS	$-	$-	$0.06	$(0.01)

Diluted EPS	$-	$-	$0.06	$(0.01)

For the nine months ended September 30, 2011 and 2010, options and warrants to purchase approximately 1.3 million shares of common stock were excluded from the computation of diluted earnings (loss) per share because their effects were anti-dilutive.

NOTE 9.  STOCK-BASED COMPENSATION

Under our stock option plan, our board of directors may grant options to purchase common shares to our key employees, officers, directors and consultants.  We account for stock options in accordance with FASB ASC Topic 718, Compensation – Stock Compensation, with option expense amortized over the vesting period based on the binomial lattice option-pricing model fair value on the grant date, which includes a number of estimates that affect the amount of our expense. During the nine months ended September 30, 2011, we expensed $104,988 in stock-based compensation.

Activity in our stock options during the period ended September 30, 2011 was as follows:

	Number Of Options (in thousands)	Weighted Average Exercise Price

Outstanding at December 31, 2010	1,948	$3.79

Granted	25	$2.81
Exercised	(56)	$0.54
Cancelled	(197)	$2.16

Outstanding at September 30, 2011	1,720	$4.07

The grant date fair value of options granted in 2011 were estimated on the grant date using a binomial lattice option-pricing model and the following assumptions: expected volatility range between 41- 42%, expected term of 7 years, risk-free interest rate range between 1.8 - 2.6%, and expected dividend yield of 0%.

Expected volatility is based on a weighted average of the historical volatility of our stock price and peer company stock price volatilities. The average expected life was calculated using the simplified method under SAB 107. The risk-free rate is based on the rate of U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the options. We use historical data to estimate pre-vesting forfeiture rates.

Index

NOTE 10.  INCOME TAXES

While we are subject to U.S. federal income tax as well as income tax of certain state jurisdictions, during the three and nine months ended September 30, 2011, our current provisions were zero because the net effect of our permanent and temporary differences resulted in us recognizing losses for tax purposes.  At September 30, 2011, we have remaining net operating loss carryforwards of approximately $3.4 million to reduce any future taxable income earned in various years through the tax year 2030.  Our effective tax rate of 30.9% for the nine months ended September 30, 2011 was less than the statutory tax rates primarily because we recognized certain gains from fair value adjustments for financial statement purposes that are not expected to reverse (i.e. they are considered permanent differences).

NOTE 11. COMMITMENTS AND CONTINGENCIES

We are obligated under various operating leases for our facilities and certain equipment, most notably a lease for a  manufacturing and warehouse facility in St. Petersburg, Florida that requires monthly payments of approximately $13,000 and expires on October 31, 2013.  The following is a schedule of approximate future minimum lease payments under operating leases having remaining terms in excess of one year for the three months ended December 31, 2011 and the calendar years ended December 31, 2012, 2013, 2014 and 2015 (in thousands):

2011	$62
2012	251
2013	227
2014	12
2015	--

Total	$552

Rent expense approximated $148,000 and $152,000 for the nine month periods ending September 30, 2011 and 2010, respectively.

On March 3, 2011 we entered into a settlement agreement related to the legal action with Salient Surgical Technologies, Inc. and Medtronic, Inc. The settlement called for us and related parties to immediately exit and not enter into the monopolar and bipolar saline-enhanced RF device business (including SEER™ and BOSS™) worldwide through February 2015. In exchange, the Plaintiffs made a one-time payment to us of $750,000. As a condition, we will not be able to sell certain finished products, which as of the settlement date amounted to approximately $100,000 of our inventory.  We reserved for approximately $87,000 of our inventory related to the products in this settlement in the first quarter of 2011. The terms also include a provision outlining a possible OEM contract manufacturing relationship between Salient and our Company. We currently already have a longstanding OEM contract manufacturing agreement with Medtronic for advanced electrosurgical generators. We have given Medtronic notice that the agreement will terminate at December 31, 2011, with final deliveries occurring in 2012. We will continue to service the generators sold during this contract for the next five years. We anticipate sales of accessories and spare parts to continue into the future.

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

Index

NOTE 11. COMMITMENTS AND CONTINGENCIES (CONTINUED)

On June 10, 2011 we signed a settlement agreement related to the legal action involving Dr. David Eisenstein, MD under which we paid $53,500 to Dr. Eisenstein and an additional $20,000 directly to his legal counsel for legal fees. In exchange, Dr. Eisenstein surrendered his 5,000 stock options and both parties signed a general release and dismissal.

In September 2011, we were served in a purported stockholder derivative action that was filed in the United State District Court for the Middle District of Florida against the Company and certain of its present and former officers and directors. The complaint asserts, among other things, breach of fiduciary duties and bad faith in relation to the management of the Company. The complaint seeks, among other things, unspecified compensatory damages and various forms of equitable relief. The allegations in the derivative action appear to be based largely on the January 10, 2011 Steven Livneh counterclaim described above. We are reviewing the allegations in the complaint and investigating whether there is a collusive connection between the newly-filed derivative action and the pending lawsuit with Mr. Livneh. We believe the allegations to be frivolous and without merit and we intend to defend the action vigorously. The outcome of this matter is uncertain and accordingly no effect has been given to any loss that may result from the resolution of this matter in the accompanying consolidated financial statements.

NOTE 12. RELATED PARTY TRANSACTION

During the nine months ended September 30, 2011, we paid consulting fees of approximately $60,000 to an entity owned by one of our directors and $22,500 to another director.

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

Executive Level Overview

We are a medical device company engaged in manufacturing and marketing of electrosurgical devices. Our medical products include a wide range of devices including electrosurgical generators and accessories, cauteries, medical lighting, nerve locators and other products.

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

Most of our products currently are marketed through medical distributors, which distribute to more than 6,000 hospitals, and to doctors and other health-care facilities. New distributors are contacted through responses to our advertising in international and domestic medical journals and domestic or international trade shows. International sales represented 22.9% of total revenues for the first nine months of 2011, as compared with 20.9% for the first nine months of 2010.  Our products are sold in more than 150 countries mainly through local dealers which are coordinated by sales and marketing personnel at the Clearwater, Florida facility.  In addition, for the launch of our new surgical suite product lines, we have established the use of a network of approximately 50 commission-based independent direct sales contractors to market these products. Our business is generally not seasonal in nature.

Results of Operations –Three and Nine Months Ended September 30, 2011 Compared to Three and Nine Months Ended September 30, 2010

Sales

Sales by Product Line (in thousands)	Three months ended September 30,		Percent	Nine months ended September 30,		Percent
	2011	2010	change	2011	2010	change

Electrosurgical	$3,989	$4,300	(7.2%)	$12,905	$11,759	9.7%
Cauteries	1,577	1,651	(4.5%)	4,720	4,763	(0.9%)
Other	690	550	25.5%	1,627	1,475	10.3%

Total	$6,256	$6,501	(3.8%)	$19,252	$17,997	7.0%

Sales by Domestic and International (in thousands)	Three months ended September 30,		Percent	Nine months ended September 30,		Percent

Domestic	$5,024	$5,259	(4.5%)	$14,835	$14,230	4.3%
International	1,232	1,242	(0.8%)	4,417	3,767	17.3%

Total	$6,256	$6,501	(3.8%)	$19,252	$17,997	7.0%

Index

Our sales for the nine months ended September 30, 2011 continue to outpace sales for the same period in 2010 by approximately $1.3 million, even though our third quarter 2011 sales decreased 3.8% or approximately $245,000 from the same period in 2010. The nine month sales increase has been driven mainly by increased demand for our electrosurgical generators both domestically and internationally which amounted to an approximate increase of $1 million or 10.6% or for the nine months ended September 30, 2011 compared to the same period in 2010. Sales of our new distribution products released this year, coated blades which are categorized as electrosurgical and medical lighting systems which are categorized as other products, amounted to increases of approximately $597,000 and $152,000 respectively for the nine months ended compared to the same period in 2010. However, increases in electrosurgical sales were offset by an approximate decrease of $425,000 related to discontinued sales of an OEM disposable electrosurgical device for the nine months ended compared to the same period in 2010. Cautery sales were down fractionally by approximately $40,000 for the nine months ended compared to the same period in 2010.

As mentioned above sales for the third quarter 2011 were lower by approximately $245,000 when compared to the same period 2010 mainly as a result of a decrease in demand for replaceable cauteries in the approximate amount of $74,000 coupled with the effect of us receiving and shipping a larger than usual order from one of our OEM customers in the third quarter 2010 for approximately $311,000. These quarterly decreases were offset by an increase in new distribution medical light products sales of approximately $141,000 in quarter ended September 30, 2011 compared to the same period 2010.

Gross Profit

	Three months ended September 30,		Percentage of sales		Percent	Nine months ended September 30,		Percentage of sales		Percent
(in thousands)	2011	2010	2011	2010	Change	2011	2010	2011	2010	Change

Cost of sales	$3,650	$3,797	58.3%	58.4%	(3.9%)	$11,167	$10,692	58.0%	59.4%	4.4%

Gross profit	$2,606	$2,704	41.7%	41.6%	(3.6%)	$8,085	$7,305	42.0%	40.6%	10.7%

We improved our gross profit margin on a dollar basis by 10.7% or approximately $780,000 during the nine months ended September 30, 2011 compared to the same period in 2010 as a result of a combination of increased sales mentioned above and a net reduction in some of our costs attributed to those sales. Our cost of sales as a percentage of sales decreased by 1.4% as a result of reductions approximating $160,000 in direct and indirect labor costs, $142,000 eliminated from our consolidating the Canadian facility, and $37,000 in material and freight cost savings. These reductions were offset by a $61,000 increase in material and subassembly manufacturing consulting costs related to some of our sophisticated components.

Our third quarter 2011 cost of sales as a percentage of sales also improved slightly by a 0.1% decrease compared to the same period in 2010 as we strive to continue the trend of reducing our cost of sales and improving gross margins even though there are many variables that can impact them.

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

Subsequently, on March 3, 2011 we signed a settlement agreement related to the above-mentioned action with Salient Surgical Technologies, Inc. and Medtronic, Inc. The settlement called for us and related parties to immediately exit and not enter into the monopolar and bipolar saline-enhanced RF device business (including SEER™ and BOSS™) worldwide through February 2015. In exchange, the Plaintiffs made a one-time payment to us of $750,000. We have recognized the full amount as a gain in the first quarter of 2011 as it is economic benefit received for our inventory on hand, some development costs and some reimbursement to offset legal fees incurred in defending this lawsuit.  We also reserved for approximately $87,000 of our inventory in the first quarter of 2011.  The terms also include a provision outlining a possible OEM contract manufacturing relationship between Salient and our Company. We currently already have a longstanding OEM contract manufacturing agreement with Medtronic for advanced electrosurgical generators. We have given Medtronic notice that the agreement will terminate at December 31, 2011, with final deliveries occurring in 2012. We will continue to service the generators sold during this contract for the next five years. We anticipate sales of accessories and spare parts to continue into the future.

Index

Research and Development Expense

	Three months ended September 30,		Percentage of sales		Percent	Nine months ended September 30,		Percentage of sales		Percent
(in thousands)	2011	2010	2011	2010	Change	2011	2010	2011	2010	Change

R & D expense	$288	$442	4.6%	6.8%	(34.8%)	$924	$1,466	4.8%	8.1%	(37.0%)

We experienced a 34.8% decrease in research and development expense or approximately $154,000 in the third quarter of 2011 compared to the same period in 2010. This decrease was primarily the result of a reduction of $120,000 in R&D engineering costs and $45,000 in R&D labs and materials all related to the sintered steel product line which in March of this year as part of our legal settlement with Salient Surgical Technologies, Inc. we agreed to exit and not enter into the monopolar and bipolar saline-enhanced RF device business (SEER™ and BOSS™) worldwide through February 2015. Our reductions were partially offset by an increase of approximately $11,000 related to additional consulting costs associated with some of our new products under development.

During the nine month period ending September 30, 2011 as compared to the same period in 2010 we had a decrease in research and development expense of 37.0% amounting to approximately $542,000. A large portion of these decreased costs, $320,000 for R&D engineering costs and $112,000 in R&D labs and materials, was attributed to the above mentioned exit out of the monopolar and bipolar saline-enhanced RF device business until February 2015 as part of the Salient Surgical Technologies, Inc. settlement. We also experienced decreased costs related to the vessel sealing product line and the consolidation of that project to our Florida facility from Canada which consisted of approximately $93,000 of reduced R&D consulting costs and $17,000 in other development costs.

Professional Fees

	Three months ended September 30,		Percentage of sales		Percent	Nine months ended September 30,		Percentage of sales		Percent
(in thousands)	2011	2010	2011	2010	Change	2011	2010	2011	2010	Change

Professional services	$289	$556	4.6%	8.6%	(48.0%)	$906	$1,235	4.7%	6.9%	(26.6%)

Our professional costs decreased by 48.0% or approximately $267,000 in the third quarter of 2011 compared to the same period in 2010, due mainly to a reduction in legal fees of approximately $163,000 related to settled cases. In addition our tax consulting fees were reduced by approximately $81,000 due to the closing of our IRS audit earlier this year and we had a savings of approximately $23,000 in other consulting costs with our nonrenewal of Growthink which we used in 2010 to support the marketing of new products

For the nine months ended September 30, 2011 as compared to the same period in 2010 we had similar reductions in costs as mentioned above amounting to a 26.6% decrease in professional services expense or approximately $329,000. Theses cost reductions consisted of an approximate $149,000 reduction in legal fees, an approximate $73,000 reduction in tax consulting related to the closed IRS audit, $78,000 reduction in Growthink consulting costs, and a $28,000 reduction in other consulting costs that were incurred in 2010 related to the Canadian facility.

Salaries

	Three months ended September 30,		Percentage of sales		Percent	Nine months ended September 30,		Percentage of sales		Percent
(in thousands)	2011	2010	2011	2010	Change	2011	2010	2011	2010	Change

Salaries & related cost	$785	$782	12.5%	12.0%	0.4%	$2,391	$2,386	12.4%	13.3%	0.2%

Index

Our salaries and related costs remained relatively constant, increasing only 0.4% or approximately $3,000 in the third quarter of 2011 compared to the same period in 2010. Although we experienced an increase in our health insurance premiums of approximately $20,000, this increase was offset by a reduction in salaries related to the elimination of a marketing position for the sintered steel product line that we agreed to exit out of as part of the Salient Surgical Technologies, Inc. settlement.

For the nine month period ending September 30, 2011 as compared to the same period in 2010, we experienced similar offsetting increases and decreases as mentioned above in our salaries and related costs resulting in a slight 0.2% increase, or approximately $5,000.  In the past nine months our health insurance costs increased by $39,000 over the first nine months of 2010, and we expect yearly increases for this cost will be the trend in the future. A reduction of an employee position in the marketing department for the sintered steel suspended product line and a decrease associated with consolidating the Canadian operations amounted to  offsetting savings of $32,000 and $2,000 respectively.

Selling, General & Administrative Expenses

(in thousands)	Three months ended September 30		Percentage of sales		Percent	Nine months ended September 30,		Percentage of sales		Percent
	2011	2010	2011	2010	Change	2011	2010	2011	2010	Change

SG & A costs	$996	$1,039	15.9%	16.0%	(4.1%)	$3,231	$3,456	16.8%	19.2%	(6.5%)

Our selling, general and administrative costs decreased by 4.1% overall or approximately $43,000 in the third quarter of 2011 compared to the same period in 2010. We continue to increase sales of our new distribution product lines, coated electrodes and medical lighting systems, and to introduce other new products under development and as a result we had increases in selling costs of $28,000 for advertising, $26,000 for commission expense, and $22,000 for show costs. These selling costs were offset by an approximate $59,000 reduction in travel costs related to the suspension of the sintered steel product line as part of the Salient Surgical Technologies, Inc. settlement. Other components included in the 4.2% overall reduction mentioned above were related to general overhead costs which included approximately $26,000 decrease in amortization expense attributable to the suspension of the sintered steel product line, $23,000 decrease in utilities and facility maintenance costs, $14,000 decrease in regulatory testing costs as a result of our developing products being closer to the end phase than in the prior year, and a $10,000 decrease in loss on disposition of assets which were incurred in the third quarter of 2010. These general overhead decreases were offset by approximate increases when compared to the same period in 2010 of $8,000 in foreign currency loss from the fluctuation in the Euro and a $5,000 increase in costs related to being a public company.

During the nine months ended September 30, 2011 as compared to the same period in 2010 we decreased our selling, general and administrative costs overall by 6.5% or approximately $225,000 which stemmed from several components. One area of cost reductions related to the suspension of the sintered steel product line which resulted in cost savings of approximately $202,000 in marketing, consulting and travel related costs, and the elimination of approximately $76,000 in amortization costs related to the previously impaired patent in 2010, all of which were offset by a reserve for obsolescence cost of $59,000. In addition, we recognized cost savings related to our decision in 2010 to consolidate our Canadian operations to our Florida facility of approximately $267,000, which are offset by our legal settlement cost of approximately $74,000 associated with the Dr. Eisenstein lawsuit. As we experienced in our 2011 third quarter, we similarly had increased selling and marketing expenses for our new distribution and other products of approximately $206,000 for the first nine months of 2011 as compared to the same period in 2010. Other general overhead approximate reductions included $66,000 in utilities and facility costs and $26,000 in foreign currency exchange costs due to the elimination of our exposure to the Canadian dollar fluctuations, while also incurring other general overhead approximate increases of $56,000 in insurance premiums, $9,000 in rents, and $7,000 in public company related costs.

Other Income (expense)

	Three months ended September 30		Percentage of sales		Percent	Nine months ended September 30,		Percentage of sales		Percent
(in thousands)	2011	2010	2011	2010	change	2011	2010	2011	2010	change

Interest income (expense)	$(42)	$(58)	(0.7%)	(0.9%)	(27.6%)	$(141)	$(169)	(0.7%)	(0.9%)	(16.6%)
Change in fair value of liabilities, net	$(67)	$182	(1.1%)	2.8%	(136.8%)	$181	$799	0.9%	4.4%	(77.3%)

Index

Our net interest expense decreased by approximately $16,000 or 27.6% in the three months ended September 30, 2011 and decreased by $28,000 or 16.6% for the nine-month period ended September 30, 2011 as compared to the same respective periods in 2010.  Our monthly bond principal payments, which are held in a sinking fund until disbursed and applied against the principal balance one time annually, results in a decrease as the effective fixed interest rate is calculated against significantly different principle balances throughout each of the comparative years.

As a result of the change in fair value of the warrants associated with the equity issuance in April of 2010, we recorded a noncash loss of approximately $51,000 for the 2011 third quarter and noncash income of approximately $162,000 for the nine month period ended September 30, 2011.  The derivative warrant liability was valued at approximately $332,000 at December 31, 2010 and was valued at approximately $169,000 at September 30, 2011.

Additional changes in fair value were recognized related to the Lican liability, for which we recorded a noncash loss of approximately $16,000 for the 2011 third quarter and noncash income of approximately $19,000 for the nine months ended September 30, 2011.  The fair value of the Lican liability as of December 31, 2010 was $172,200 and the fair value as of September 30, 2011 is $153,300.

Income Taxes

(in thousands)	Three months ended September 30,		Percent of sales		Percent	Nine months ended September 30,		Percent of sales		Percent
	2011	2010	2011	2010	change	2011	2010	2011	2010	hange
Income before inc. taxes	$139	$9	2.2%	0.1%	1,444%	$1,423	$(608)	7.4%	(3.4%)	334%
Benefit (Provision) taxes	$(76)	$(5)	(1.2%)	(0.1%)	1,420%	$(439)	$442	(2.3%)	2.5%	(199%)
Effective tax rate	54.0%	55.5%				30.9%	--

While we are subject to U.S. federal income tax as well as income tax of certain state jurisdictions, during the three and nine months ended September 30, 2011, our current provisions were zero because the net effect of our permanent and temporary differences resulted in us recognizing losses for tax purposes.  At September 30, 2011, we have remaining net operating loss carryforward of approximately $3.3 million to reduce any future taxable income earned in various years through the tax year 2030.  Our effective tax rate of 30.9% for the nine months ended September 30, 2011 was less than the statutory tax rates primarily because we recognized certain gains from fair value adjustments for financial statement purposes that are not expected to reverse (i.e. they are considered permanent differences).

Net Income (loss)

	Three months ended September 30,		Percent of sales			Nine months ended September 30,		Percent of sales
(in thousands)	2011	2010	2011	2010	Percent change	2011	2010	2011	2010	Percent change
Net income (loss)	$63	$4	1.0%	0.1%	1,475%	$984	$(166)	5.1%	(0.9)%	693%

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

Liquidity and Capital Resources

Our working capital at September 30, 2011 increased by approximately $1.3 million to $14.4 million compared to approximately $13.1 million at December 31, 2010. This increase was mainly the result of an increase in cash due to the $750,000 received from the Salient and Medtronic settlement (See below Part II, Item 1. Legal Proceedings) and increased sales, as well as an improvement in our average accounts receivable turnover.  Accounts receivable days sales outstanding were 34.8 days and 46.3 days at September 30, 2011 and 2010, respectively. The number of days worth of sales in inventory, which is the total inventory available for production divided by the 12 month average cost of materials, decreased 17 days to 239 days equating to an inventory turn ratio of 1.3 at September 30, 2011 from 256 days and an inventory turn ratio of 1.3 at December 31, 2010. The lower number of days worth of sales is mainly due to the increased conversion of long lead time raw materials to accommodate the nine month period increased sales.

We generated cash from operations of approximately $2.1 million, which included a one time gain on a legal settlement of $750,000, for the nine months ended September 30, 2011, compared to cash used in operations of approximately $1.0 million for the same period of 2010, an increase of approximately $3.1 million.

In the nine month period ended September 30, 2011 we used approximately $459,000 for the purchase of property and equipment as compared to purchases amounting to approximately $350,000 for the same period in 2010.

We used cash from financing activities of approximately $105,000 during the first nine months of 2011, a decrease of approximately $1.9 million compared with the same period in 2010. The decrease in cash from financing resulted primarily from a 2010 private placement sale of our common shares of approximately $2.8 million net of placement costs reduced in the same period by $1 million which was used to pay off our line of credit balance.

We currently have approximately $3.6 million in debt outstanding, which was borrowed under industrial revenue bonds we originally used for the purchase and renovation of our Clearwater, Florida facility, and is collateralized by a mortgage. Subsequently on October 31, 2011 we established new credit facilities with PNC Bank which included a 100% purchase of the industrial revenue bonds by PNC Bank.

The bonds, which are being amortized over a 20-year term, have a balloon payment due upon maturity in December 2018 and bear interest at an effective fixed rate of 5.425% via an embedded derivative interest rate swap. Scheduled maturities of this indebtedness are approximately $70,000 remaining for 2011, and $145,000, $155,000, $160,000 and $165,000 for 2012, 2013, 2014 and 2015, respectively.

We had approximately $5.4 million in cash and cash equivalents at September 30, 2011. We believe our cash on hand, as well as anticipated cash flows from operations, will be sufficient to meet our operating cash commitments for the next year. Should additional funds be required, we have secured additional borrowing capacity with PNC Bank. (see below)

As of October 31, 2011 we have secured a $6 million revolving line of credit facility with PNC Bank. Previous to this we had an $8 million secured revolving line of credit facility with RBC Bank (USA) which at September 30, 2011 had a zero balance. Advances under our new $6 million line of credit are due on demand and bear interest at a rate of LIBOR plus 1.75% and are secured by a perfected first security interest in our inventory, accounts receivable, and certain other business assets.

Index

In addition we have a separate additional credit facility with PNC Bank for up to $1 million specific to financing new equipment purchases. This credit facility provides for a one year draw up period followed by a 5-year term period and bears interest at LIBOR plus 2.25% and is secured by a perfected first security interest in the new equipment purchased. We also have the option of financing purchased equipment at 90% of the cost through either a traditional loan at the time of purchase.

Subsequent available borrowings for both these line of credit facilities with PNC Bank are subject to a borrowing base utilizing a percentage of eligible receivables, inventories, and any assigned cash along with certain financial ratios, specifically maintaining: a ratio of debt to tangible net worth of less than 2.0 to 1.0, a ratio of total funded debt to EBITDA of less than 3.25 to 1.0 excluding the industrial revenue bond note balance which had an original principal amount of $4.0 million, and a ratio of minimum debt service coverage of 1.5 to 1.0 measured on a rolling four quarter basis.

At September 30, 2011 we were in full compliance with the loan covenants and ratios of both the RBC credit facilities. According to our most recent borrowing base calculation, we had approximately $4.0 million total availability under both the previous $8 million RBC credit line and initially for our current PNC Bank credit line, of which we currently have a zero balance. We also have availability of the full $1 million under the equipment line of credit.

Our future contractual obligations for agreements with initial terms greater than one year and agreements to purchase materials in the normal course of business are summarized as follows (in thousands):

Description	Years Ending December 31,
	2011	2012	2013	2014	2015	2016
Operating leases	$62	$251	$227	$12	-	-
Employment agreements	250	1,074	1,091	104	-	-
Purchase Commitments	4,357	-	-	-	-	-

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

We have net operating loss and tax credit carry forwards available in certain jurisdictions to reduce future taxable income. Future tax benefits for net operating loss and tax credit carry forwards are recognized to the extent that realization of these benefits is considered more likely than not. This determination is based on the expectation that related operations will be sufficiently profitable or various taxes, business and other planning strategies will enable us to utilize the operating loss and tax credit carry forwards. We cannot be assured that we will be able to realize these future tax benefits or that future valuation allowances will not be required. To the extent that available evidence raises doubt about the realization of a deferred income tax asset, a valuation allowance is established.

It is our policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. To the extent that the probable tax outcome of these uncertain tax positions changes, such changes in estimate will impact the income tax provision in the period in which such determination is made. At September 30, 2011, we believe we have appropriately accounted for any unrecognized tax benefits. To the extent we prevail in matters for which a liability for an unrecognized tax benefit is established or we are required to pay amounts in excess of the liability, our effective tax rate in a given financial statement period may be affected.

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

Recent Accounting Pronouncements

See Note 4.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Our short-term investments consist of cash, cash equivalents and overnight investments. Additionally, we have an embedded long term interest rate swap related to our subsequent refinancing of our industrial revenue bonds through PNC Bank, which mitigates our exposure to market rate fluctuations and effectively converts our variable rate interest payments on these bonds to a fixed rate. As such we do not believe we are exposed to significant interest rate risk while this interest rate swap remains in place. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid overnight money market investments or short term certificates of deposit. If a 10% change in interest rates were to have occurred on September 30, 2011, this change would not have had a material effect on the fair value of our investment portfolio nor our bond interest expense as of that date.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of September 30, 2011. Based upon that evaluation, our CEO and CFO concluded that, as of the end of that period, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f)) during the nine months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In September 2011, we were served in a purported stockholder derivative action that was filed in the United State District Court for the Middle District of Florida against the Company and certain of its present and former officers and directors. The complaint asserts, among other things, breach of fiduciary duties and bad faith in relation to the management of the Company. The complaint seeks, among other things, unspecified compensatory damages and various forms of equitable relief. The allegations in the derivative action appear to be based largely on the January 10, 2011 Steven Livneh counterclaim described above. We are reviewing the allegations in the complaint and  investigating whether there is a collusive connection between the newly-filed derivative action and the pending lawsuit with Mr. Livneh. We believe the allegations to be frivolous and without merit and we intend to defend the action vigorously. The outcome of this matter is uncertain and accordingly no effect has been given to any loss that may result from the resolution of this matter in the accompanying consolidated financial statements.

In addition to the above, in the normal course of business, we are subject, from time to time, to legal proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of September 30, 2011. These matters could affect the operating results of any one or more quarter when resolved in future periods.

ITEM 1A.  RISK FACTORS

Our Domestic and International Growth Is Subject to a Number of Economic Risks

Although there have been some recent positive economic indicators over the past nine months when compared to the significant downturn of 2008 and 2009, uncertainty still exists as to the overall rate and stability of the recovery. Global gross domestic product growth continues to be led by emerging markets, particularly in Brazil, Russia, India and China, while in established economies in Europe, the recovery remains sluggish due to the unwinding of fiscal stimuli, lingering high unemployment, concerns over European sovereign debt issues and the tightening of government budgets. As a result our revenues could be affected  by further disruptions in Europe or in other economies including domestically.

In the U.S. since the economic downturn, unemployment still remains high and the housing market remains depressed. There can be no assurance that any of the recent economic improvements will be broad-based and sustainable, or that they will enhance conditions in markets relevant to us. Further, there can be no assurance that we will not experience further adverse effects that may be material to our cash flows, competitive position, financial condition, results of operations, or our ability to access capital. These economic developments have not impaired our ability to access credit markets and finance our operations to date, however there can be no assurance that conditions in the future will have not have an impact.

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

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Financial Statements from the Quarterly Report on Form 10-Q of Bovie Medical Corporation for the three and nine months ended September 30, 2011, filed on November 14, 2011, formatted in XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bovie Medical Corporation

Dated: November 14, 2011	By:	/s/ Andrew Makrides
Andrew Makrides
Chief Executive Officer

Dated: November 14, 2011	By:	/s/ Gary D. Pickett
Gary D. Pickett
Chief Financial Officer