Form 10-K
period 2011-12-31
BOVIE MEDICAL CORP
filed 2012-03-29
CIK 719135

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
Commission file number 0-12183

BOVIE MEDICAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware No.	11-2644611
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

734 Walt Whitman Rd., Melville, New York 11747
(Address of principal executive offices)

(631) 421-5452
(Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

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
Yes:   ☐         No ☒

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of June 30, 2011, the registrant’s most recently completed second fiscal quarter, was approximately $46,300,000.

The number of shares of the registrant's $.001 par value common stock outstanding on the NYSE Amex exchange as of March 1, 2012 was 17,765,630

Company Symbol-BVX
Company SIC (Standard Industrial Code)-3841

DOCUMENTS INCORPORATED BY REFERENCE
None.

Bovie Medical Corporation
2011 Form 10-K Annual Report

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

General

Bovie Medical Corporation (“Company”, “Bovie”, “we”, “us”, or “our” ) was incorporated in 1982, under the laws of the State of Delaware and has its principal executive office at 734 Walt Whitman Road, Melville, New York 11747.

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

Bovie Canada ulc (a wholly-owned subsidiary) is an Alberta, Canada Corporation which, prior to June 2010, operated a facility in Windsor, Ontario. This facility was consolidated into our U.S. operations. There was no activity in this entity during 2011.

Industry

Although the medical device industry can be challenging and very competitive, we believe it will continue to have a positive long term growth outlook with the number of surgical procedures performed increasing annually as a result of the aging “baby boomer” population. Additionally, we also anticipate a continued increase in minimally invasive surgical procedures due to ongoing advancements in technology coupled with continued overall pressure to reduce healthcare costs via a reduction in patient trauma and recovery time. Expanding global markets will also continue to provide growth opportunities for the medical device industry.

Business Strategy

We manufacture and market various medical products, both under private label and the Bovie brands (Bovie®, Aaron®, IDS™, and ICON™), to distributors worldwide. Additionally, Bovie has original equipment manufacturing (OEM) agreements with other medical device manufacturers. These OEM and private label arrangements and our use of the Bovie brands allow us to gain greater market share for the distribution of our products.

Among our goals is that we strive to be a leader in advanced electrosurgical generators which can be used in the different niche markets with minimally invasive surgical instruments as well as a pioneer in plasma technology and its various medical applications. In 2011 we continued the development of our new products Seal-N-Cut™, A1450™ generator, and our J-Plasma™ handpiece.  We received 510K clearance from the FDA for our J-Plasma™ handpiece in February 2012.

In the past couple of years the medical supply industry has experienced a trend of longer timeframes related to new products moving through the FDA clearance process. This trend, when coupled with the increasing complexity of our new products and our high product standards have resulted in development times longer than initially anticipated.  However, during 2011 we continued to make substantial progress in the development of all of our new products along with further discovery of potential new applications, benefits, and uses for our J-Plasma™ product line.

Overall sales increased by approximately 4.9% from 2010 to 2011.

Our electrosurgery sales saw an approximate 5.3% upward trend in our generator sales in 2011 over 2010. We also experienced an upward trend in our electrosurgery disposables of approximately 30% due mainly to increased sales of our coated electrodes line in 2011 over 2010.

We have seen an upward trend in 2011 in third party product sales which we have introduced to our distributors as part of our strategic plan to maximize our distribution channels.  During 2011, we introduced a product line of medical room lighting products manufactured by Medical Illuminations International, Inc., a  California based corporation. We will continue to identify and offer additional new third party products that fit our portfolio of products throughout 2012.

Company Products

We group our products into three main categories: electrosurgery, cauteries, and other products. Information regarding sales by product categories and related percentages is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report and is incorporated by reference herein.

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

Aaron® 900 and Aaron® 940

These products are low powered (30 and 40 watt) high frequency desiccators. These units were designed primarily for dermatology and family practice physicians. The units are used mainly for removing small skin lesions and growths as well as for office based coagulation.

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

Aaron ®2250 / 3250 and IDS™ 200 / 300 / 400

Given the market interest in more powerful electrosurgical generators, we have developed 200, 300 and 400-watt multipurpose digital electrosurgery generators designed for the rapidly expanding surgi-center market and the hospital market. The digital hardware allows very high parallel data processing throughout the operation. All data is sampled and processed digitally. For the first time in electrosurgery, through digital technology, we are able to measure tissue impedance in real time (5,000 times a second). These units have been designed based on a digital feedback system. Bovie is using dedicated digital hardware instead of a general purpose controller for processing data.  As the impedance varies, the power is adjusted to deliver a consistent clinical effect. The IDS™ 200 / Aaron® 2250 have the capability to do most procedures performed today in the surgi-center or outpatient settings and were introduced in 2003. Although 200 watts is more than enough power to do most procedures in the operating room, 300 watts is considered the standard and believed to be what most hospitals and surgi-centers will require. Therefore, we developed the IDS™ 300/ Aaron® 3250. The Bovie® IDS™ 400 is a 400 watt generator designed primarily for sale in the overseas markets. These units feature both monopolar and bipolar functions, have pad and tissue sensing, plus nine blended cutting settings.

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

Disposable laparoscopic instruments

Disposable laparoscopic instruments that are available in over thirty different jaw patterns and lengths, including ratcheted and non-ratcheted and offer the physician the quality of a reusable instrument with the convenience of a disposable.  These instruments are used by physicians from a diverse group of specialties such as gynecology, general surgery and urology.

ICON™ GS (J-Plasma)

Our J-Plasma™ technology is the foundation for the ICON™ GS plasma system, which utilizes a gas ionization process producing a stable thin focused beam of ionized gas that can be controlled in a wide range of temperatures and intensities, providing the surgeon greater precision, minimal invasiveness and an absence of conductive currents during surgery. The development of this new gas system generator also includes the design of a new proprietary handpiece. We have received 510K clearance from the FDA to market the ICON™ GS and as of February 2012, 510K clearance  to market the J-Plasma™ handpiece.

Prior to our acquiring the J-Plasma™ technology, a German-based company, had licensed the same technology.  The license agreement was terminated but the German company has filed its own patent possibly using the J-Plasma™ technology as its basis.  Although we have filed for additional patent applications on enhancements outside of the original licensed technology, our management believes this German company may be infringing on our original patent and as a result, there is no assurance that there will not be future litigation or the possible loss of our competitive advantage.

Cauteries

Battery Operated Cauteries

Battery operated cauteries constitute our second largest product line. Cauteries were originally designed for precise hemostasis (to stop bleeding) in ophthalmology. The current use of cauteries has been substantially expanded to include sculpting woven grafts in bypass surgery, vasectomies, evacuation of subungual hematoma (bleeding from a smashed fingernail) and for arresting bleeding in many types of surgery. Battery operated cauteries are primarily sterile one-time use products. We manufacture one of the broadest lines of cauteries in the world, including but not limited to, a line of replaceable battery and tip cauteries, which are popular in overseas markets.

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

Research and Development and New Products

Our research and development activities are an essential component of our efforts to develop new innovative products for introduction in the marketplace. New and improved products play a critical role in our sales growth. We continue to place emphasis on the development of proprietary products and product improvements to complement and expand our existing product lines. We maintain close working relationships with physicians and medical personnel in hospitals and universities who assist in product research and areas of development. Our research and development activities are primarily carried out internally.

Aaron® 1450

The Aaron® 1450-RF is a high frequency generator designed for surgery in the doctor office setting.  This unit operates at 4 MHz, eight times higher frequency than a standard electrosurgical generator which operates at approximately 500 KHz. This unit is intended to be the first in a family of 4MHz generators initially designed for several office based specialties.  The 1450-RF has been designed to include universal power control which allows the unit to be used in any power setting world wide. In March 2011, the FDA identified deficiencies in the original 510k submission and outlined several unresolved issues that needed to be addressed. We continue to perform additional testing and evaluations to resolve the issues that were raised during the review. We plan to include this information in a new 510k submission.

Seal-N-Cut™ Handle and Accessories

The Seal-N-Cut™ is a disposable endoscopic surgical handle that supports a plurality of electrical and mechanical modes. This technologically advanced endoscopic device will target the growing vessel and tissue sealing and cutting market. Although we have experienced significant delays in the development of this product for market due to modifications and improvements related to the product design, we anticipate that we will re-submit our application for 510k approval during 2012.

Sales & Marketing

The majority of our products are marketed through medical distributors, which distribute to more than 6,000 hospitals and to doctors and other health-care facilities. New distributors are contacted through responses to our advertising in international and domestic medical journals and domestic or international trade shows. International sales represented approximately 21% of total revenues in both 2011 and 2010 and 16% in 2009. Our products are sold in more than 150 countries through local dealers which are coordinated by sales and marketing personnel at the Clearwater, Florida facility.

Recently, in anticipation for the launch of our new surgical suite product lines, we have established a network of approximately 50 commission-based direct sales contractors to market and sell these products.

Our business is generally not seasonal in nature.

Competition

We compete with numerous manufacturers and distributors of medical supplies and devices, many of which are large and well established. In addition, our products are sold in various ways including private labeling some of our products for major distributors under their label, and selling the majority of our other products through distributors. Private labeling allows us to increase our position in the marketplace and thereby compete from two different approaches, our Aaron® or Bovie® label, and our customers’ private label. Our private label customers distribute our products under their name through their internal sales force. Selling the majority of our other products through distribution increases our sales potential and helps level the playing field in regards to our larger competitors as most of the companies we compete with sell direct. Domestically, we believe, we have a substantial market share in the field of electrosurgical generator manufacturing which consists of our Company label and OEM units.

Our main competitors are Valleylab (a division of Covidien), Conmed and Erbe Electromedizine, in the electrosurgery market, Xomed, in the battery operated cautery market, and Ethicon and U.S. Surgical in the endoscopic instrumentation market.   We believe our competitive position did not change in 2011.

Intellectual Property

We rely on our intellectual property that we have developed or acquired over the years including patents, trade secrets, technical innovations, and various licensing agreements to provide our future growth and build our competitive position. We own 12 patents and 16 trademarks in the U.S.  Some of our early patents are nearing the end of their patent term. We also have filed a number of U.S. and international patent applications for various new products. As we continue to expand our intellectual property portfolio we believe it is critical for us to continue to invest in filing patent applications to protect our technology, inventions, and improvements however, we can give no assurance that competitors will not infringe on our patent rights or otherwise create similar or non-infringing competing products that are technically patentable in their own right.

Manufacturing and Suppliers

We are committed to producing products of the highest quality and technical advancements. We manufacture the majority of our products on our premises in Clearwater, Florida which is certified under the ISO international quality standards and may be subject to continuing regulation and routine inspections by the FDA to determine compliance with regulations in our quality system, medical device reporting, and FDA restrictions on promoting products for unapproved or off-label uses. In addition, we are also subject to regulations under the Occupational Safety and Health Act, the Environmental Protection Act and other federal, state and local regulations. In addition, a significant portion of our manufactured parts are purchased from vendors located in China and Korea, as well as from a key supplier in Bulgaria which supplies most of our generator electronic parts.

Customers

We sell the majority of our current products through major distributors which include Cardinal Health, Independent Medical Co-Op Inc. (IMCO), McKesson Medical Surgical, Inc., Medline, National Distribution and Contracting Inc. (NDC) (Abco, Cida and Starline), Owens & Minor, and Physician Sales & Service (PSS) and have manufacturing agreements for private label of certain products with Arthrex and others. In 2011, Arthrex orders represented approximately 5% of our total revenues which was down from 11% in 2010. If we continue to experience additional reductions in OEM generator sales, our business may be adversely affected.

Backlog

The dollar value of unshipped factory orders is not material.

Employees

At December 31, 2011, we had 139 full-time employees consisting of 4 executive officers, 21 supervisory personnel, 9 sales personnel, and 105 technical support, administrative, and production employees. None of our current employees are covered by any collective bargaining agreement and we have never experienced a work stoppage. We consider our employee relations to be good.

ITEM 1A.	Risk factors

In addition to risks and uncertainties in the ordinary course of business, important risk factors that may affect us are discussed below.  Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations.

Risks Relating to Our Business

Current challenges in the credit and capital markets may adversely affect our business and financial condition.

The economic conditions described below should also be considered when reviewing each of the subsequent paragraphs setting forth the various aspects of our business, operations, and products.

The continued global economic uncertainty and previous disruptions in credit markets, among other things, may materially limit credit availability in the credit and capital markets, lower levels of liquidity, cause increases in the rates of default and bankruptcy, and lower consumer and business spending. Although the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on the Company and our ability to raise capital or borrow money in the credit markets and potentially to draw on our revolving credit facility or otherwise obtain financing.  Similarly, current or potential customers and suppliers may no longer be in business, may be unable to fund purchases or may decide to reduce purchases, all of which could lead to reduced demand for our products, reduced gross margins, and increased customer payment delays or defaults. Further, suppliers may not be able to supply us with needed raw materials on a timely basis, may increase prices or go out of business, which could result in our inability to meet customer demand in a timely manner or affect our gross margins. We are also limited in our ability to reduce costs to offset the results of a prolonged or severe economic downturn given certain fixed costs associated with our operations.

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

We have a major OEM customer, Arthrex, Inc., for which we manufacture products on a private label basis for generators.   In 2011, Arthrex orders represented approximately 5% of our total revenues which was down from 11% in 2010. If we continue to experience additional reductions in OEM generator sales, our business may be adversely affected.

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

Adverse outcomes in current or future legal disputes regarding patent and other intellectual property rights could result in the loss of our intellectual property rights, subject us to significant liabilities to third parties, require us to seek licenses from third parties on terms that may not be reasonable or favorable to us, prevent us from manufacturing, importing or selling our products, or compel us to redesign our products to avoid infringing third parties’ intellectual property. As a result, our product offerings may be delayed, and we may be unable to meet customers’ requirements in a timely manner. Regardless of the merit of any related legal proceeding, we have incurred in the past and may be required to incur in the future substantial costs to prosecute, enforce or defend our intellectual property rights. Even in the absence of infringement by our products of third parties’ intellectual property rights, or litigation related to trade secrets, we have elected in the past and may in the future elect to enter into settlements to avoid the costs and risks of protracted litigation and the diversion of resources and management’s attention. However, if the terms of settlements entered into with certain of our competitors are not observed or enforced, we may suffer further costs and risks. Any of these circumstances could have a material adverse effect on our business, financial condition and resources or results of operations. (See ITEM 3. Legal Proceedings)

Our ability to develop intellectual property depends in large part on hiring, retaining and motivating highly qualified design and engineering staff with the knowledge and technical competence to advance our technology and productivity goals. To protect our trade secrets and proprietary information, generally we have entered into confidentiality agreements with our employees, as well as with consultants and other parties. If these agreements prove inadequate or are breached, our remedies may not be sufficient to cover our losses.

Divestitures of some of our operations or product lines may materially and adversely affect our business and results of operations.

We periodically evaluate the performance of our entire operations and we may sell, consolidate, or close a portion of our business or product lines. Any divestitures may result in significant write-offs, including those related to goodwill and other intangible assets, which could have a material adverse effect on our business and results of operations. Divestitures could involve additional risks, including difficulties in the separation of operations, services, products and personnel, the diversion of management’s attention from other business concerns, the disruption of our business and the potential loss of key employees. We may not be successful in managing these or any other significant risks that we encounter in divesting a business or product line.

We are subject to litigation proceedings that could adversely affect our business.

Intellectual Property Litigation or Trade Secrets

We have experienced certain allegations of infringement of intellectual property rights and use of trade secrets in the past and may receive other such claims, with or without merit, in the future. Previously, claims of infringement of intellectual property rights have sometimes evolved into litigation against us, and they may continue to do so in the future. It is inherently difficult to assess the outcome of litigation. Although we believe we have adequate defenses to these claims and that the outcome of the litigation will not have a material adverse impact on our business, financial condition, or results of operations, there can be no assurances that we will prevail. Any such litigation could result in substantial cost to us, significantly reduce our cash resources, and create a diversion of the efforts of our technical and management personnel, which could have an adverse effect on our business, financial condition and operating results. If we are unable to successfully defend against such claims, we could be prohibited from future sales of the allegedly infringing product or products, which could materially and adversely affect our future growth.

Product Liability Litigation

Although we carry liability insurance, due to the nature of our products and their use by professionals, we may, from time to time, be subject to litigation from persons who sustain injury during medical procedures in hospitals, physician’s offices or in clinics and defending such litigation is expensive, disruptive, time consuming and could adversely affect our business. Bovie currently maintains product liability insurance with combined coverage limits of $10 million on a claims-made basis. There is no assurance that this coverage will be adequate to protect us from any possible liabilities (individually or in the aggregate) we might incur in connection with the sale or testing of our products. In addition, we may need increased product liability coverage as additional products are commercialized. This insurance is expensive and in the future may not be available on acceptable terms, if at all (see ITEM 3. Legal Proceedings).

Other Litigation

In addition to the litigation risks and proceedings mentioned above, we are currently involved or may become subject to legal claims or proceedings related to securities, employment, customer or third party contracts, environmental regulations, product liability or other matters. If we are required to defend against a legal claim or deem it necessary or advisable to initiate a legal proceeding to protect our rights, the expense and distraction of such a claim or proceeding, whether or not resolved in our favor, could materially and adversely affect our business, financial condition and operating results. Further, if a claim or proceeding were resolved against us or if we were to settle any such dispute, we could be required to pay damages and costs or refrain from certain activities, which could have a material adverse impact on our business, financial condition and operating results.

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

Our main competitors are Valleylab (a division of Covidien), Conmed and Erbe Electromedizine, in the electrosurgery market, Xomed, in the battery operated cautery market, and Ethicon and U.S. Surgical in the endoscopic instrumentation market.   We believe our competitive position did not materially change in 2011.

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

United States

The Company’s products and research and development activities are subject to regulation by the FDA and other regulatory bodies. FDA regulations govern, among other things, the following activities:

●	Product development.
●	Product testing.
●	Product labeling.
●	Product storage.
●	Pre-market clearance or approval.
●	Advertising and promotion.
●	Product traceability, and
●	Product indications.

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

A pre-market approval application is required for most Class III devices. A pre-market approval application must be supported by valid scientific evidence to demonstrate the safety and effectiveness of the device. The pre-market approval application typically includes:

●	Results of bench and laboratory tests, animal studies, and clinical studies

●	A complete description of the device and its components; and
●	A detailed description of the methods, facilities and controls used to manufacture the device, and proposed labeling.

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

Each device that bears a CE mark has an associated technical file that includes a description of the following:

●	Description of the device and its components,
●	A summary of how the device complies with the essential requirements of the medical devices directive, Safety (risk assessment) and performance of the device,
●	Clinical evaluations with respect to the device,
●	Methods, facilities and quality controls used to manufacture the device, and
●	Proposed labeling for the device.

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

Our research and development activities are an essential component of our efforts to develop new and innovative products for introduction in the marketplace. New and improved products play a critical role in our sales growth. We continue to place emphasis on the development of proprietary products and product improvements to complement and expand our existing product lines. We maintain close working relationships with physicians and medical personnel in hospitals and universities who assist in product research and areas of development. Our research and development activities are primarily conducted internally and are expensed as incurred. These expenses include direct expenses for wages, materials and services associated with the development of our products net of any reimbursements from customers. Research and development expenses do not include any portion of general and administrative expenses. Our Clearwater, Florida facility has been our flagship research and design location. We expect to continue making future investments to enable us to develop new technologies and products to further our strategic objectives and strengthen our existing business.  However, we cannot guarantee that any of our previous or future investments will be successful.

The amount expended by us on research and development of our products during the years 2011, 2010 and 2009, totaled approximately $1.2, $1.9, and $2.1 million respectively. During the past three years, we invested in our J-Plasma™ technology, including the ICON™ GS plasma system, Endoscopic Modular Instruments and accompanying new generators, and the Aaron 1450 generator. We have not incurred any direct costs relating to environmental regulations or requirements. For 2012, we expect the amount of our expenditures for research and development activities to remain around the same level as 2011.

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

We operate internationally and enter into transactions denominated in foreign currencies. To date, we have not hedged our exposure to changes in foreign currency exchange rates, and as a result, we are subject to foreign currency transaction and translation gains and losses. We purchase goods and services in U.S. dollars and Euros. Foreign exchange risk is managed primarily by satisfying foreign denominated expenditures with cash flows or assets denominated in the same currency therefore we are subject to some foreign currency fluctuation risk. Our currency value fluctuations were not material for 2011.

Our operations and cash flows may be adversely impacted by future healthcare reform legislation.

The Patient Protection and Affordable Care Act and Health Care and Education Affordability Reconciliation Act were enacted into law in the U.S. in March 2010.  Among other initiatives, this legislation imposes a 2.3% excise tax on domestic sales of class I, II, and III medical devices beginning in 2013. Substantially all of our products are class I or class II medical devices. We believe we are able to raise prices or otherwise pass through this enacted excise tax to our customers, however, we do not anticipate that this tax on medical devices will materially affect our results of operations and cash flows. However, since approximately 80% of our 2011 sales were derived in the U.S. we cannot predict if any additional regulations will be implemented at the federal or state level, or the effect of any future legislation or regulation in the U.S. or internationally.

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

Our manufacturing facilities are located in Clearwater, Florida and could be affected due to multiple risks from fire, hurricanes, physical changes in the planet due to climate change, and similar phenomena.

Our manufacturing facilities are located in Clearwater, Florida and could be affected by multiple weather risks, most notably hurricanes.  Although we carry property and casualty insurance and business interruption insurance, future possible disruptions of operations or damage to property, plant and equipment due to hurricanes or other weather risks could result in impaired production and affect our ability to meet our commitments to our customers and impair important business relationships, the loss of which could adversely affect our operations and profitability. We do however maintain a backup generator at our Clearwater facility and a disaster recovery plan is in place to help mitigate this risk.

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

Our common stock is listed on the NYSE Amex Market under the ticker symbol “BVX.”  The market price of our stock has been and may continue to be highly volatile, and announcements by us or by third parties may have a significant impact on our stock price. These announcements may include:

●	our listing status on the NYSE Amex Market;
●	our operating results or operating results below the expectations of public market analysts and investors;
●	developments in our relationships with or developments affecting our major customers;
●	negative regulatory action or regulatory non-approval with respect to our new products;
●	government regulation, governmental investigations, or audits related to us or to our products;
●	developments related to our patents or other proprietary rights or those of our competitors; and
●	changes in the position of securities analysts with respect to our stock.

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

As of December 31, 2011, the warrants issued by us in April 2010 were exercisable for up to approximately 339,000 shares of our common stock, representing approximately 2% of our then outstanding common stock.

As of December 31, 2011, our outstanding stock options to our employees, officers, directors and consultants were exercisable for up to 1.5 million shares of our common stock, representing approximately an additional 9% of our then outstanding common stock. (See Note 14)

The exercise of some or all of our warrants and stock options will dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion or exercise could adversely affect prevailing market prices of our common stock.

ITEM 1B.	Unresolved Staff Comments

There are no outstanding unresolved comments from the staff of the Securities and Exchange Commission.

ITEM 2.	Properties

Bovie currently maintains the following locations:

●	Our executive office at 734 Walt Whitman Road, Melville, New York, which is leased for approximately $1,500 per month.

●
A 60,000 square foot facility which consists of office, warehousing, manufacturing and research space located at 5115 Ulmerton Rd., Clearwater, Florida Monthly principal and interest payments are approximately $29,000 per month.

●	A research and manufacturing facility at 3200 Tyrone Blvd., St. Petersburg, Florida which is leased for approximately $14,000 per month under a lease that expires in October 2013.

●	A separate warehouse facility in Clearwater, Florida that we lease for approximately $1,600 per month.

ITEM 3.	Legal Proceedings

Medtronic Settlement

On March 3, 2011, we entered into a settlement agreement related to the legal action with Salient Surgical Technologies, Inc. and Medtronic, Inc. The settlement called for us and related parties to immediately exit and not enter into the monopolar and bipolar saline-enhanced RF device business (including SEER™ and BOSS™) worldwide through February 2015. In exchange, Salient made a one-time payment to us of $750,000. As a condition, we will not be able to sell certain finished products, which as of the settlement date amounted to approximately $100,000 of our inventory.  We reserved approximately $87,000 of our inventory related to the products in this settlement in the first quarter of 2011. The terms also include a provision outlining a possible OEM contract manufacturing relationship between Salient and our Company. We currently have a longstanding OEM contract manufacturing agreement with Medtronic for advanced electrosurgical generators. We have given Medtronic notice that the agreement terminated as of December 31, 2011, with final deliveries occurring in 2012. We will continue to service the generators sold during this contract for the next five years. We anticipate sales of accessories and spare parts to continue into the future.

Livneh/Lican Development Settlement

On July 9, 2010, we filed a complaint in the United States District for the Middle District of Florida (Tampa division) naming Steven Livneh, (“Livneh”) who at the time was a director of the Company, and two of his related entities as defendants. In our complaint, we were seeking, among other things, a declaratory judgment from the Court concerning our rights under certain agreements entered into with the defendants in 2006 in connection with our acquisition of certain assets and technology, including intellectual property relating to our Seal-N-Cut™ product. We were also seeking damages for breach of contract, breach of fiduciary duty by Livneh relating to his service as an officer and director of the Company, tortious interference with contractual relations, defamation, slander of title and injunctive relief. Livneh filed a motion seeking to (a) dismiss the complaint or, in the alternative, to (b) transfer venue. On December 20, 2010, the court issued an order dismissing without prejudice five of our fifteen claims, due to New York being defined in the forum selection clauses in two of the underlying contracts with Livneh.  The Company re-filed these five claims in federal court in New York. Livneh’s motion to dismiss the remaining claims in Florida was denied and the venue was not transferred.

On January 10, 2011, defendant Livneh filed a counter-complaint/third party complaint against us, our CEO, and our COO, alleging fraud, fraud in the inducement, fraudulent misrepresentation, breach of fiduciary duty, negligent misrepresentation, innocent misrepresentation, breach of contract, tortuous interference, shareholder derivative, defamation, breach of good faith and fair dealing, violation of the Uniform Trade Secrets Act, and violation of the Florida Whistleblower’s Act, and seeking rescission and a declaratory judgment. In addition to the foregoing relief, defendant also sought reinstatement of Mr. Livneh to the Company’s board of directors, issuance of certain shares of unrestricted stock, compensatory, actual and/or special damages, punitive and/or exemplary damages, and attorney’s fees and costs.

In December 2011, a settlement related to the above Livneh litigation was structured and subsequently entered into on February 22, 2012. Under the terms of the Settlement Agreement (the “Settlement Agreement”), the Company will, among other things, perform the following:  (i) make a $250,000 lump sum payment to Livneh ($50,000 of which was previously recorded and expensed), (ii) make 18 installment payments to Livneh in the amount of $23,222.22 per month, (iii) reimburse Livneh for all unpaid expenses that Livneh incurred on behalf of the Company during the period of his employment and/or consultancy (from October 1, 2006 through August 11, 2010), (iv) pay Livneh $14,700, which represents the balance of the amounts due to Henvil Corp. Ltd. under a certain bill of sale, dated April 12, 2010, (v) transfer to Livneh the title of a certain automobile, (vi) transfer to Livneh all of the Company’s right and interest in certain Intellectual Property (as defined in the Settlement Agreement) pertaining to the Modular Ergonomic Grip (“MEG”), Modullion, RF Skin Resurfacing, Scannula, Double Jaw Forceps and Tip-On-Tube designs and trade name (collectively, the “Assigned Patents”), (vi) transfer to Livneh certain parts for the MEG device, (vii) grant Livneh an exclusive license to produce, market and sell the Seal-N-Cut device in the People’s Republic of China, (viii) pay to Livneh royalty payments of 3% on the Company’s Net Sales (as defined in the Settlement Agreement) of the Seal-N-Cut device outside the People’s Republic of China, and (ix) pay to Livneh a one-time royalty payment of 5% upon the closing of any sale by the Company of its right or interest in any Intellectual Property pertaining to the Seal-N-Cut device.  To secure the Company’s obligations, the Company granted Livneh a security interest in all of its rights and interest of the Company in the Seal-N-Cut device, including all Intellectual Property pertaining thereto. Since the loss was quantifiable and known in December 2011, we recognized this settlement loss in 2011 and all payments hereunder were accrued during the fourth quarter.

In exchange, Livneh will, among other things, perform the following: (i) pay us royalty payments of 3% on Livneh’s Net Sales of the Assigned Patents, excluding any Net Sales of the RF Skin Resurfacing or Tip-On-Tube, (ii) pay us a one-time royalty payment of 5% upon the closing of any sale by Livneh, Henvil or Lican Development Ltd. of their right or interest in any Intellectual Property pertaining to the Assigned Patents, and (iii) pay us royalty payments of 3% on Livneh’s Net Sales of the Seal-N-Cut device in the People’s Republic of China.

As a result of the Settlement Agreement, we have recorded an expense in the fourth quarter of 2011 of approximately $737,000 for the transfer of the MEG and the Modullion intellectual property.  We have also accrued expenses in approximate amounts for the transfer of related inventory and molds of $194,000 and an additional $27,000 for other various expenses.

The Settlement Agreement contains no admission of liability or wrongdoing by us, Mr. Andrew Makrides, the Company’s Chief Executive Officer, Mr. Moshe Citronowicz, the Company’s Director of Strategic Development, Livneh, Henvil or Lican.  Pursuant to the Settlement Agreement, we, along with Mr. Makrides, Mr. Citronowicz, Livneh, Henvil and Lican agreed to dismiss the litigations with prejudice and they fully and finally released all claims known and unknown, foreseen and unforeseen, which they had against each other through the date of the Settlement Agreement.

Eisenstein Settlement

On June 10, 2011, we signed a settlement agreement related to the legal action involving Dr. David Eisenstein, MD under which we paid $53,500 to Dr. Eisenstein and an additional $20,000 directly to his legal counsel for legal fees. In exchange, Dr. Eisenstein surrendered his 5,000 stock options and both parties signed a general release and dismissal.

Stockholder Derivative Action

In September 2011, we were served in a purported stockholder derivative action that was filed in the United State District Court for the Middle District of Florida against the Company and certain of its present and former officers and directors. The complaint asserts, among other things, breach of fiduciary duties and bad faith in relation to the management of the Company. The complaint seeks, among other things, unspecified compensatory damages and various forms of equitable relief. The allegations in the derivative action appear to be based largely on the January 10, 2011 Livneh counterclaim described above. We are reviewing the allegations in the complaint and investigating whether there is a collusive connection between the derivative action and the subsequently settled lawsuit with Livneh. We believe the allegations to be frivolous and without merit and we intend to defend the action vigorously. The outcome of this matter is uncertain, no range of potential loss can be estimated and accordingly no effect has been given to any loss that may result from the resolution of this matter in the accompanying consolidated financial statements.

Keen Action

In February 2012 we received notice that an action had been commenced against us in United States District Court for the Middle District of Florida, by Leonard Keen our former Vice President and General Counsel,  related to his termination on December 9, 2011 and associated employment contract. Mr. Keen is demanding amounts outlined under his employment contract which provided for the payment of a base annual salary of not less than $187,500 as well as certain other payments and benefits. The employment agreement also provided for the payment, under certain circumstances, of a lump sum severance payment equal to three times base compensation plus certain other payments and benefits as set forth in the employment agreement under severance payment. Mr. Keen also asserts a claim concerning an alleged violation of Florida’s “Whistle Blower’s Act” and seeks specific performance of certain indemnification rights under his employment agreement. We believe we have meritorious defenses against Mr. Keen’s claims and will vigorously defend this action. The outcome of this matter is uncertain and accordingly no effect has been given to any loss that may result from the resolution of this matter in the accompanying consolidated financial statements, however the range of potential loss is zero to approximately $600,000 plus possible attorney fees which are not determinable at this time.

In addition to the above, in the normal course of business, we are subject, from time to time, to legal proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of December 31, 2011. These matters could affect the operating results of any one or more quarter when resolved in future periods.

ITEM 4.	Mine Safety Disclosures

Not Applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Bovie’s common stock currently is traded on the NYSE Amex. The table shows the reported high and low bid prices for the common stock during each quarter of the last eight respective quarters. These prices do not represent actual transactions and do not include retail markups, markdowns or commissions.

2011	High	Low

4th Quarter	$3.06	$1.90
3rd Quarter	3.66	2.02
2nd Quarter	3.35	2.55
1st Quarter	3.62	2.45

2010	High	Low

4th Quarter	$5.00	$1.67
3rd Quarter	3.28	2.03
2nd Quarter	6.56	2.62
1st Quarter	8.12	5.51

On March 1, 2012, the closing bid for Bovie’s Common Stock as reported by the NYSE Amex exchange was $2.83 per share. As of March 1, 2012, the total number of Stockholders of Bovie’s Common Stock was approximately 3,500, of which approximately 2,800 are estimated to be Stockholders whose shares are held in the name of their broker, stock depository or the escrow agent holding shares for the benefit of Bovie Medical Corporation Stockholders and the balance are Stockholders who keep their shares registered in their own name.

Recent Sales of Unregistered Equity Securities

On April 18, 2010, we entered into a securities purchase agreement with purchasers named therein to raise in the aggregate approximately $3 million in a private placement of common stock and warrants pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder. Upon closing of the transaction, we entered into a registration rights agreement with the purchasers and issued to the purchasers an aggregate of 571,429 shares of common stock at a per share price of $5.25, and warrants to acquire additional shares of common stock of up to fifty percent of the common shares acquired by each respective purchaser at an exercise price of $6.00 per share.

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

The warrants contain provisions for a net cash settlement in the event that there is a fundamental transaction (contractually defined as a merger, sale of substantially all assets, tender offer or share exchange). Due to this contingent redemption provision, the warrants require liability classification and must be adjusted to fair value each reporting period.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,468,560		$3.87	46,140
Equity compensation plans not approved by security holders	64,286	(1)	6.61	—
Warrants	338,571		6.00

TOTAL	1,871,417		$4.35	46,140

(1) Includes an issuance during 2010 related to employee inducement stock option grants in the amount of 100,000 stock options to Leonard Keen which subsequently due to Mr. Keen’s termination, 85,714 forfeited. In addition , during 2010 30,000 stock options were issued to Jeff Rencher related to employee inducement as terms of his employment. An additional 20,000 restricted stock options granted to Howard Stallard pursuant to an employment agreement dated October 1, 2006 and related to the Lican Development asset purchase agreement are also in this total.

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

Year Ended December 31,
(in thousands, except per share amounts)

	2011	2010	2009	2008	2007
					(As restated)
Sales, net	$25,411	$24,230	$26,953	$28,097	$28,779
Cost of sales	14,680	14,242	15,098	16,248	17,464

Gross Profit	10,731	9,988	11,855	11,849	11,315

Gain on legal settlement and cancellation of agreement	750	--	--	1,496	--

Other costs:
Research and development	1,197	1,854	2,083	2,061	1,643
Professional services	1,250	1,556	1,398	991	738
Salaries and related costs	3,114	3,155	3,003	3,017	2,805
Selling, general and administration	4,347	4,889	4,656	4,489	4,023
Legal settlement	1,591	--	--	--	--
Asset impairment	--	1,286	--	--	--

Total other costs	11,499	12,740	11,140	10,558	9,209

Income (loss) from operations	(18)	(2,752)	715	2,787	2,106

Other income and (expense):
Interest (expense) income	(237)	(223)	(52)	(10)	140
Minority interest	--	--	--	--	5
Change in fair value of liabilities, net	287	513	--	--	--
Total other income (expense) net	50	290	(52)	(10)	145

Income (loss) before income taxes	32	(2,462)	663	2,777	2,251

Benefit (provision) for income taxes	77	927	(67)	(945)	1,550

Net income (loss)	$109	$(1,535)	$596	$1,832	$3,801

Earnings (loss) per common share:
Basic	$.01	$(0.09)	$0.04	$0.11	$0.25
Diluted	$.01	$(0.09)	$0.03	$0.11	$0.22

Balance Sheet Information:
Cash and cash equivalents	$4,880	$3,827	$2,155	$2,565	$3,535
Working capital	$14,095	$13,107	$10,741	$9,943	$10,071
Total assets	$28,240	$27,786	$27,462	$26,725	$20,213
Long-term liabilities	$3,734	$4,216	$3,958	$4,143	$318
Stockholders’ equity	$22,117	$21,765	$21,031	$20,128	$18,192

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our financial statements and related notes contained elsewhere in this report.  This discussion contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors discussed in this report and those discussed in other documents we file with the SEC.  In light of these risks, uncertainties and assumptions, readers are cautioned not to place undue reliance on such forward-looking statements.  These forward-looking statements represent beliefs and assumptions on as of the date of this report.  While we may elect to update forward-looking statements and at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

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

Most of our products currently are marketed through medical distributors, which distribute to more than 6,000 hospitals, and to doctors and other health-care facilities. New distributors are contacted through responses to our advertising in international and domestic medical journals and domestic or international trade shows.   International sales represented 21% of total revenues in 2011 and in 2010 and 16% in 2009. Our products are sold in more than 150 countries through local dealers which are coordinated by sales and marketing personnel at the Clearwater, Florida facility. As mentioned previously for the launch of our new surgical suite product lines, we have established the use of a network of approximately 50 commission-based independent direct sales contractors to market these products. Our business is generally not seasonal in nature.

We strongly encourage investors to visit our website: www.boviemedical.com to view the most current news and to review our filings with the Securities and Exchange Commission.

Results of Operations –

Sales

	2011 vs. 2010			2010 vs. 2009
Sales by Product Line (in thousands)	2011	2010	Percent change	2010	2009	Percent change
Electrosurgical	$16,896	15,956	5.9%	$15,956	18,576	(14.1)%
Cauteries	6,268	6,383	(1.8)%	6,383	6,252	2.1%
Other	2,247	1,891	18.8%	1,891	2,125	(11.0)%

Total	$25,411	24,230	4.9%	$24,230	26,953	(10.1)%

Sales by Domestic and International (in thousands)
Domestic	$19,972	19,174	4.2%	$19,174	22,506	(14.8)%
International	5,439	5,056	7.6%	5,056	4,447	13.7%

Total	$25,411	24,230	4.9%	$24,230	26,953	(10.1)%

Our sales for the twelve months ended December 31, 2011 outpaced sales for the same period in 2010 by approximately $1.2 million, or 4.9%. The increase in sales has been driven mainly by increased demand for our electrosurgical generators both domestically and internationally which amounted to an approximate increase of $690,000 for the year ended December 31, 2011 compared to the same period in 2010. Sales of our new distribution products released this year, coated blades which are categorized as electrosurgical and medical lighting systems which are categorized as other products, amounted to increases of approximately $675,000 and $356,000 respectively for the year ended December 31, 2011 compared to the same period in 2010. However, increases in electrosurgical sales were offset by an approximate decrease of $425,000 related to discontinued sales of an OEM disposable electrosurgical device for the twelve month period compared to the same period in 2010. In addition cautery sales were down by approximately $115,000 for the current year ended compared to the same period in 2010. We continue to see increased demand for our third party medical lighting products and as part of our ongoing business strategy we will be bringing on more third party medical products to offer through our distribution channel.

Sales for the year ended December 31, 2010 decreased approximately $2.7 million or 10.1% compared to the same period in 2009.  This overall decrease was mainly the result of the reduction in electrosurgical disposables sales of Arthrex ablators which decreased approximately $3.6 million or 14.1% from the previous year.  Sales of other products were down approximately $234,000 or 11.0% mainly due to a reduction in the sale of penlights. 2010 over 2009 did show some significant offsetting increases however, with approximately $1.0 million of increased demand and sales of electrosurgical generators or 8.7% and an approximate increase of $131,000 in cautery sales.

Our ten largest customers accounted for approximately 65.5%, 66.5%, and 71.5% of net revenues for 2011, 2010, and 2009 respectively. In 2011, no one customer accounted for over 10% of our sales.  In 2010 and 2009, Arthrex accounted for over 10% of total revenues (11% and 22% of our revenues for each such year).  In 2010, National Distribution & Contracting Inc. also accounted for 11% of the sales. Sales of generators and accessories to Arthrex decreased by approximately $3.2 million or 53.3% to approximately $2.8 million for the year ended December 31, 2010 from approximately $6.0 million for the year ended December 31, 2009.

Gross Profit

	Years ended December 31,
(in thousands)	2011	2010	Percent change ’10 vs ’11	2009	Percent change ’09 vs ’10
Cost of sales	$14,680	$14,242	3.1%	$15,099	(5.7%)
Cost of sales as a percentage of revenue	57.8%	58.8%		56.0%

Gross profit	$10,731	$9,988	7.4%	$11,855	(15.7%)
Gross profit as a percentage of revenue	42.2%	41.2%	1.0%	44.0%	(2.8%)

We improved our gross profit margin on a dollar basis by 7.4% or approximately $742,000 during the year ended December 31, 2011, compared to the same period in 2010 as a result of a combination of increased sales mentioned above and a net reduction in some of our costs attributed to those sales. Our cost of sales as a percentage of sales decreased by 1.0% mainly as a result of reductions approximating $216,000 in direct and indirect labor costs and $141,000 eliminated from our consolidating the Canadian facility. The total of these cost savings was offset by approximately $103,000 due to higher material cost related to our third party medical lighting sales when compared to our manufactured product lines.

In contrast, in the year ended December 31, 2010 compared to the same period for 2009, our overall gross profit dollars declined by approximately $1.9 million, or a decrease of 15.7%. This decline was primarily the result of losing gross margin dollars associated with the $3.2 million reduction in sales of ablators which were a higher profit margin product offset by an approximate $365,000 decrease  in direct and indirect labor costs for the Florida and Canadian operations.

We do not anticipate any material impact to our gross profit, material costs, or other costs as a result of the effect of inflation or changing prices on net revenue.

Other Gain (Loss)

Salient/Medtronic Settlement

On March 3, 2011, we entered into a settlement agreement related to the legal action with Salient Surgical Technologies, Inc. and Medtronic, Inc. The settlement called for us and related parties to immediately exit and not enter into the monopolar and bipolar saline-enhanced RF device business (including SEER™ and BOSS™) worldwide through February 2015. In exchange, Salient made a one-time payment to us of $750,000. As a condition, we will not be able to sell certain finished products, which as of the settlement date amounted to approximately $100,000 of our inventory.  We reserved for approximately $87,000 of our inventory related to the products in this settlement in the first quarter of 2011. The terms also include a provision outlining a possible OEM contract manufacturing relationship between Salient and our Company. We currently have a longstanding OEM contract manufacturing agreement with Medtronic for advanced electrosurgical generators. We have given Medtronic notice that the agreement will terminate as of December 31, 2011, with final deliveries occurring in 2012. We will continue to service the generators sold during this contract for the next five years. We anticipate sales of accessories and spare parts to continue into the future.

Research and development

	Year ended December 31,
(in thousands)	2011	2010	Percent change ’10 vs ’11	2009	Percent change ’09 vs ’10
Research and Development expense	$1,197	$1,854	(35.4%)	$2,083	(11.0%)
R&D expense as a percentage of revenue	4.7%	7.7%		7.7%

We experienced a 35.4% decrease in research and development expense or approximately $657,000 for the year ended 2011 compared to the same period in 2010. This 3% decrease as a percentage of sales, was primarily related to the saline-enhanced RF device business product line and reductions in development costs of approximately $300,000 in engineering costs and approximately $118,000 in product design, testing labs, and material related costs. In March of this year as part of our legal settlement with Salient Surgical Technologies, Inc. we agreed to exit and not enter into the monopolar and bipolar saline-enhanced RF device business (SEER™ and BOSS™) worldwide through February 2015. We also had reductions of approximately $239,000 in consulting fees associated with the development of our vessel sealing product as a result of our consolidating the Canadian operations to Florida.

Our R&D expense decreased by approximately $229,000 or 11% in the year ended December 31, 2010 as compared to the same period for 2009, but as a percentage of sales it remained the same year over year.  The decrease in dollars was primarily the result of reduced labor and overhead costs associated with the development of our vessel sealing product as a result of our consolidating the Canadian operations to Florida amounting to approximately $379,000. These reductions were offset by increases in other new product, including our plasma product line, engineering and development costs of approximately $150,000.

Professional services

	Year ended December 31,
(in thousands)	2011	2010	Percent change ’10 vs ’11	2009	Percent change ’09 vs ’10
Professional services expense	$1,250	$1,556	(19.7%)	$1,398	11.3%
Professional services as a percentage of revenue	4.9%	6.4%		5.2%

Our professional costs decreased by 19.7% or approximately $306,000 for the year ended December 31, 2011 compared to the same period in 2010, due mainly to a reductions in legal fees of approximately $70,000 related to settled cases and $99,000 in tax consulting fees due to the closing of our IRS audit earlier this year. In addition, we had savings of approximately $69,000 in other consulting costs from our nonrenewal of a consulting firm to support marketing of new products which we used in 2010. Various smaller savings were approximately $25,000 in internal control testing costs, $28,000 in patent related costs, and $15,000 in stock based compensation costs.

We experienced an 11.3% increase or approximately $158,000 in professional services costs in the year ended December 31, 2010 compared to the same period for 2009 which was primarily the result of increased legal fees related to the Salient/Medtronics and Livneh lawsuits compared to the fees incurred for the Erbe lawsuit in 2009 by approximately $80,000. For this period we also incurred increased tax consulting costs of $65,000 which were related to an IRS audit being conducted during the latter half of 2010 and increased consulting fees related to engaging a consulting firm to support marketing of new products of approximately $49,000. These increased costs were partially offset by savings of approximately $36,000 in patent related legal fees.

Salaries and related costs

	Year ended December 31,
(in thousands)	2011	2010	Percent change ’10 vs ’11	2009	Percent change ’09 vs ’10
Salaries and related expenses	$3,114	$3,155	(1.3%)	$3,003	5.1%
Salaries & related expenses as a percentage of revenue	12.3%	13.0%		11.1%

Our salaries and related costs decreased overall by approximately $41,000, or 1.3% for the year ended December 31, 2011 when compared to the same period in 2010. Although we experienced an increase in our health insurance premiums of approximately $52,000, this increase was offset by a reduction in salaries related to the elimination of a marketing position for the sintered steel product line that we agreed to exit out of as part of the Salient Surgical Technologies, Inc. settlement.

Our salaries and related cost dollars increased by approximately $152,000, or 5.1% for the year ended December 31, 2010 when compared to the same period in 2009, which as a percentage of sales was an increase of approximately 1.9%.  The increase was primarily the result of a $230,000 from a new legal counsel position salary, which included a onetime $80,000 payment to cover relocation and housing costs. Other increases for this period were approximately $51,000 in health insurance and other benefits and approximately $36,000 in stock based compensation. Some offsetting decreases we experienced during this period were approximately $145,000 in eliminated marketing position salaries and approximately $20,000 in eliminated salaries in the Canadian facility.

Selling, general and administrative expenses

	Year ended December 31,
(in thousands)	2011	2010	Percent change ’10 vs 11’	2009	Percent change 09’ vs 10’
SG&A expense	$4,347	$4,889	(11.1%)	$4,656	5.0%
SG&A expense as a percentage of revenue	17.1%	20.2%		17.3%

Loss on impairment of IP	--	$1,286		--
		5.3%

Our selling, general and administrative costs decreased by 11.1% overall or approximately $542,000 for the year ended December 31, 2011 compared to the same period in 2010. A large portion of our cost savings were from decreases related to the suspension of the sintered steel product line as part of the Salient Surgical Technologies, Inc. settlement for approximate amounts of $131,000 in reduction in travel costs, $95,000 decrease in amortization expense, and a $54,000 reduction in sintered steel marketing costs. Other large cost saving components included in the 11.1% overall reduction mentioned above were related to general overhead costs which included approximate amounts of $240,000 related to reductions from consolidating the Canadian operation to Florida, a $326,000 decrease in loss on disposition of assets incurred on the sale of our old building in late 2010, and $86,000 decrease in utilities and facility maintenance costs. We also experienced some decreases in our manufacturing rep training and other various selling expenses amounting to approximately $71,000.

We continue to increase sales of our new distribution product lines, coated electrodes and medical lighting systems, and to introduce other new products under development and as a result we incurred approximate increases in selling costs of $41,000 for advertising, $99,000 for commission expense, and $21,000 for show and other marketing costs. In addition, during 2011, as our new products approached the completion phase we experienced an increase of approximately $68,000 in regulatory testing costs compared to the prior year. We also saw an increase in our general insurance costs of approximately $71,000 due to increases related to our directors and officer’s coverage and we expect this trend to continue in 2012 as we re-evaluate our coverage in other areas. As a result of settling one of our lawsuits we incurred an approximate increase of $83,000 in settlement expense. Other various increases in cost in our year ended December 31, 2011 over the same period in 2010 include approximate amounts of $25,000 in shareholder and stock exchange related costs, $32,000 in our provision for obsolete inventory, and $21,000 inventory storage costs.

For the year ended December 31, 2010 as compared to the same period in 2009 we experienced a 5.0% increase in selling, general and administrative costs which amounted to approximately $233,000. A large portion of this overall increase in costs was primarily the result of the condition in the commercial real estate market during the time period that we sold our St. Petersburg facility, which coupled with the disposition of some Canadian assets, resulted in an approximate $327,000 loss on disposition of assets. We also experienced increased costs related to our new distribution and other products for this same comparative period which included approximate increases of  $85,000 in regulatory costs, $95,000 in show costs, $78,000 in advertising and marketing costs, and $30,000 in travel costs. Other various areas we had incurred increased costs during the year ended December 31, 2010 over 2009 included approximate amounts of $52,000 in building infrastructure and maintenance costs, $83,000 in bank fees and other general administration costs, and $33,000 in foreign currency loss.

While the overall trend in selling, general, and administrative costs was a 5.0% increase, we also experienced several areas where we reduced costs. Reductions in costs related to the consolidating of our Canadian facility amounted to approximately $194,000. During this 2010 time period by our non-renewal of a contract we reduced our European selling costs by approximately $98,000. Other reduction in costs we experienced in the year ended December 31, 2010 over 2009 include approximate amounts of $160,000 related to a 2009 lawsuit settlement, $77,000 in general insurance from an insurance audit credit, and $21,000 in our provision for obsolete inventory.

Legal Settlement

In December 2011, a settlement related to the Livneh litigation was structured and subsequently signed on February 22, 2012 (the “Settlement Agreement”). Under the terms of the Settlement Agreement, the Company will, among other things, perform the following:  (i) make a $250,000 lump sum payment to  Livneh  ($50,000 of which was previously recorded and expensed), (ii) make 18 installment payments to Livneh in the amount of $23,222.22 per month, (iii) reimburse Livneh for all unpaid expenses that Livneh incurred on behalf of the Company during the period of his employment and/or consultancy (from October 1, 2006 through August 11, 2010), (iv) pay Livneh $14,700, which represents the balance of the amounts due to Henvil Corp. Ltd. under a certain bill of sale, dated April 12, 2010, (v) transfer to Livneh the title of a certain automobile, (vi) transfer to Livneh all of our rights and interest in certain Intellectual Property (as defined in the Settlement Agreement) pertaining to the Modular Ergonomic Grip (“MEG”), Modullion, RF Skin Resurfacing, Scannula, Double Jaw Forceps and Tip-On-Tube designs and trade name (collectively, the “Assigned Patents”), (vi) transfer to Livneh certain parts for the MEG device, (vii) grant Livneh an exclusive license to produce, market and sell the Seal-N-Cut device in the People’s Republic of China, (viii) pay to Livneh royalty payments of 3% on our net sales (as defined in the Settlement Agreement) of the Seal-N-Cut device outside the People’s Republic of China, and (ix) pay to Livneh a one-time royalty payment of 5% upon the closing of any sale by the Company of its right or interest in any Intellectual Property pertaining to the Seal-N-Cut device.  To secure our obligations, we granted Livneh a security interest in all of its rights and interest of the Company in the Seal-N-Cut device, including all Intellectual Property pertaining thereto. Since the loss was quantifiable and known in December 2011, we recognized this settlement loss in 2011 in accordance with GAAP and all payments hereunder were accrued during the fourth quarter.

In addition, as a result of the Settlement Agreement, the Company has taken a write down in the fourth quarter of 2011 of approximately $737,000 off its balance sheets for the transfer of the MEG and the Modullion intellectual property.  We have also accrued expenses in approximate amounts for the transfer of related inventory and molds of $194,000 and an additional $27,000 for other various expenses.

The total financial impact of this settlement agreement to our consolidated financial statements for the year ended December 31, 2011 was approximately $1.6 million.

Asset Impairment

In December 2010, after evaluating the future outlook of our patent related to our SEER™ product line, we determined that the asset value was impaired and further calculated the impairment loss to be approximately $1.3 million.  Subsequent to our assessment that the patent was impaired, as a condition of the March 3, 2011 settlement with Salient Surgical Technologies, Inc. and Medtronic, Inc., we are required to immediately exit and not enter into the monopolar and bipolar saline-enhanced RF device business (including SEER™ and BOSS™) worldwide through February 2015 (see Item 3. Legal Proceedings).  As a condition we will not be able to sell certain finished products, which as of the settlement date amounted to approximately $87,000 of our inventory.

Other Income

	Year ended December 31,
(in thousands)	2011	2010	Percent change ’10 vs ’11	2009	Percent change ’09 vs ’10
Interest income	$12	$15	(20.0%)	$24	(37.5%)
Interest expense	$(249)	$(238)	4.6%	$(76)	213%
Total other income (expense)	$(237)	$(223)	6.3%	$(52)	329%
Other income (expense) as a percentage of revenue	(0.9%)	(0.9%)		(0.2)%
Change in fair value of liabilities, net	$287	$513	(44.1%)	--
Other Gain as a percentage of sales	1.1%	2.1%

Net interest expense increased by approximately $14,000 or 6.3% for the year ended December 31, 2011 as compared to the same period in 2010 primarily due to the refinancing of the Industrial Revenue Bonds in late 2011.

Net interest expense increased by approximately $171,000 or 329% for the year ended December 31, 2010 as compared to the same period in 2009 primarily due to the capitalization in 2009 of certain interest expenses related to the industrial revenue bonds used to finance our new facility.

The change in fair value of liabilities was related to the warrants associated with our equity issuance in April of 2010 and adjustment for the fair value of the Lican liability. The derivative warrant liability was valued at approximately $799,000 at the issuance date and was valued at approximately $105,000 and $332,000 at December 31, 2011 and December 31, 2010 respectively.  This resulted in a year-to-date gain of approximately $227,000 and 467,000 for the years ended December 31, 2011 and 2010 respectively. The Lican liability fair value as of December 31, 2009 was $218,150 and was valued at approximately $111,300 and $172,200 at December 31, 2011 and 2010.  This resulted in a gain of $61,000 and $46,000 for the years ended December 31, 2011 and 2010 respectively.

Interest income decreased by approximately $9,000 during the year ended December 31, 2010 when compared with 2009. This was due to lower interest rates on our sweep account coupled with lower cash balances year over year.

Interest expense increased progressively from 2009 through 2011 mainly as a direct result of interest incurred on debt originated in 2008. This debt was used to primarily to acquire and renovate our new facility and for working capital purposes.  We expect that our interest expense for 2012 should be similar to the amount incurred in 2011.

Income Taxes

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

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. The tax effects of these temporary differences representing the components of deferred tax assets (liabilities) at December 31 were approximately as follows (in thousands):

	2011	2010
Deferred tax assets, current:
U.S. net operating loss carryforwards	$980	$1,011
State net operating loss carryforwards	176	189
Research and development credits	774	743
AMT credits	73	73
Asset impairment	--	486
Accounts receivable	16	5
Inventory	1	2
Charitable	9	4
Accrued expenses	56	72
Unrecognized tax benefit liability for current temporary differences	--	--
Accrued Settlement	593	--
Non-current estimate of loss and credit carryforwards	(2,178)	(2,185)
Total deferred tax assets, current	500	400

Deferred tax assets, non-current:
Loss and credit carryforwards	2,178	2,185
Stock based compensation	70	49
Total deferred tax assets, non- current	2,248	2,234

Deferred tax liabilities, non-current:
Property and equipment	(422)	(410)
Intangibles	(254)	(217)
Unrecognized tax benefit liability for non-current temporary differences	(63)	(74)
Total deferred tax liabilities, non- current	(739)	(701)

Net non-current deferred income tax asset	$1,509	$1,533

Pursuant to ASC 740, we must consider all positive and negative evidence regarding the realization of deferred tax assets, including past operating results and future sources of taxable income. U.S. net operating losses will begin to expire in years beginning in 2019.

We have adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, now under ASC 740. Under ASC 740, the impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained. All of our positions arise from taxable temporary differences and, as such, the liability has been recognized in the net deferred tax asset, current and non-current items to which they relate.  The calculated amount of penalties and interest related to these timing differences were immaterial at December 31, 2011 and 2010.  In addition, because the amounts are related to temporary timing differences, there would be no material impact on our effective tax rate if recognized.

Below is a reconciliation of the statutory federal income tax rate to our effective tax rate for the fiscal years ended December 31, 2010 and 2011:

	2011	2010	2009
Federal Tax Provision	34.0%	34.0%	34.0%
State taxes (net of federal benefit)	(32.0%)	4.3%	2.6%
Stock based compensation*	(27.8%)	0.5%	(15.9%)
Research and development credits*	(78.0%)	5.0%	(12.8%)
Warrant Gains	(372.4%)	-	-
Meals and Entertainment	39.1%	-	-
Other	-	(6.1%)	2.3%
	(437.1%)	37.7%	10.2%
* Net of IRS Exam adjustments for 2010

Liquidity and Capital Resources

Our working capital at December 31, 2011 was $14.1 million compared with $13.1 million at December 31, 2010. Accounts receivable days sales outstanding were 36 days and 42 days at December 31, 2011 and 2010, respectively. The number of days worth of sales in inventory, which is the total inventory available for production divided by the 12-month average cost of materials, decreased 19 days to 237 days equating to an inventory turn ratio of 1.32 at December 31, 2011 from 256 days and an inventory turn ratio of 1.3 at December 31, 2010. The lower number of days worth of sales in inventory which translated into a higher inventory turnover rate is mainly due to the increase in sales related to our generator product lines which contain a greater number of component parts compared to all our other products.

For the year ended December 31, 2011, net cash provided by operating activities was $1.9 million used compared with net cash used of approximately $566,000 from operations in 2010.

Net cash used in investing activities was approximately $542,000 for the year ended December 31, 2011 compared to net cash provided by investing activities of approximately $432,000 during 2010. The change was due mainly to increased purchases of equipment, molds and test fixtures to support our new products and because we received approximately $633,000 from the sale of our St. Petersburg, Florida facility.

We used cash from financing activities of approximately $302,000 during year ended December 31, 2011 compared to cash provided of approximately $1.7 million in 2010. The change primarily resulted from the following:

●	proceeds of approximately $2,767,000 from sale of stock in 2010;
●	a repayment of our line of credit balance of approximately $1,000,000 in 2010; and
●	a net repayment on our bond refinancing and repayment of our equipment credit facility, which totalled approximately $300,000 in 2011.

We currently have approximately $3.5 million outstanding under industrial revenue bonds which we previously used for the purchase and renovation of our Clearwater, Florida facility. During 2011 these bonds were refinanced through PNC Bank, N.A. The bonds, which are being amortized over a 20-year term, balloon in November 2018 and bear interest at a fixed interest rate of 5.6%.  Scheduled maturities of this indebtedness are $129,800, $137,300, $145,000, $153,100 and $161,700 for 2012, 2013, 2014, 2015 and 2016, respectively and approximately $2.8 million thereafter.

We had approximately $4.9 million in cash and cash equivalents at December 31, 2011. We believe our cash on hand, as well as anticipated cash flows from operations, will be sufficient to meet our operating cash commitments for the next year. Should additional funds be required, we have secured additional borrowing capacity with PNC Bank. (See below)

We have a $6 million secured revolving line of credit facility with PNC Bank, which at December 31, 2011 had a zero balance. Advances under the $6 million line of credit are due on demand and bear interest at a rate of daily LIBOR plus 1.75% and are secured by a perfected first security interest in our inventory and accounts receivable.

In addition we have a separate additional credit facility with PNC Bank for up to $1 million specific to financing new equipment purchases. This credit facility provides for a 1 year draw up to the conversion date of October 31, 2012.  Prior to the conversion dates amounts outstanding will bear an interest rate of daily LIBOR plus 2.25%.  Once the note is converted the term will be 5 years and will bear an interest rate of daily LIBOR plus 2.50%. The note would be secured by a perfected first security interest in the new equipment purchased.

Subsequent available borrowings for both these credit facilities are subject to a borrowing base utilizing a percentage of eligible receivables, inventories, and any assigned cash along with certain financial ratios, specifically maintaining: a ratio of total funded debt to EBITDA of less than 3.25 to 1.0 and a ratio of minimum Fixed Charge of 1.5 to 1.0 measured on a rolling four quarter basis.

At December 31, 2011, we were in full compliance with the loan covenants and ratios of both the credit facilities. According to our most recent borrowing base calculation, we had approximately $3.0 million total availability under the $6 million credit line, of which we currently have a zero balance. We also have available approximately $1.0 million under the equipment line of credit.

Our future contractual obligations for agreements with initial terms greater than one year and agreements to purchase materials in the normal course of business are summarized as follows (in thousands):

Description	Years Ending December 31,
	2012	2013	2014	2015	2016	2017
Operating leases	$256	$228	$12	-	-	-
Employment agreements	611	591	46	-	-	-
Purchase Commitments	3,838	-	-	-	-	-

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

Share-based Compensation

Under our stock option plan, options to purchase common shares of the Company may be granted to key employees, officers and directors of the Company by the Board of Directors. The Company accounts for stock options in accordance with FASB ASC Topic 718-10-10, Share-Based Payment, with option expense amortized over the vesting period based on the binomial lattice option-pricing model fair value on the grant date, which includes a number of estimates that affect the amount of our expense.

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

It is our policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. To the extent that the probable tax outcome of these uncertain tax positions changes, such changes in estimate will impact the income tax provision in the period in which such determination is made. At December 31, 2011, we believe we have appropriately accounted for any unrecognized tax positions. To the extent we prevail in matters for which a liability for an unrecognized tax benefit is established or we are required to pay amounts in excess of the liability, our effective tax rate in a given financial statement period may be affected.

Since inception, we have been subject to tax by both federal and state taxing authorities. Until the respective statutes of limitations expire (which may be as much as 20 years while we have unused NOL’s), we are subject to income tax audits in the jurisdictions in which we operate.

Inflation

Inflation has not materially impacted the operations of our Company.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements at this time.

Recent Accounting Pronouncements

See Note 7 of the Notes to Consolidated Financial Statements.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our short-term investments consist of cash, cash equivalents and overnight investments. As such we do not believe we are exposed to significant interest rate risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid overnight money market investments. If a 10% change in interest rates were to have occurred on December 31, 2011, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

ITEM 8.	Financial Statements and Supplementary Data

The information required by this item may be found beginning on page F-1 of this Annual Report On Form 10-K.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with our current accountants on accounting and financial disclosures.

ITEM 9A.	Disclosure Controls and Procedures

Controls and Procedures

We have carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of December 31, 2011. Based upon that evaluation, our CEO and CFO concluded that, as of the end of that period, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate annually the effectiveness of our internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal control over financial reporting in all annual reports. There were no changes in our internal control over financial reporting during the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, our management has concluded that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

ITEM 9B.	Other Information

None.

Part III

ITEM 10.	Directors, Executive Officers, and Corporate Governance

BACKGROUND AND EXPERIENCE OF DIRECTORS

When considering whether directors and nominees have the experience, qualifications, attributes or skills, taken as a whole, to enable the Board of Directors (“Board”) to satisfy its oversight responsibilities effectively in light of the Company’s business and structure, the Governance and Nominating Committee focused primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth immediately above.  We believe that our directors provide an appropriate mix of experience and skills relevant to the size and nature of our business.  As more specifically described in such person’s individual biographies set forth below, our directors possess relevant and industry-specific experience and knowledge in the medical, engineering and business fields, as the case may be, which we believe enhances the Board’s ability to oversee, evaluate and direct our overall corporate strategy.  The Governance and Nominating Committee annually reviews and makes recommendations to the Board regarding the composition and size of the Board so that the Board consists of members with the proper expertise, skills, attributes, and personal and professional backgrounds needed by the Board, consistent with applicable regulatory requirements.

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

Our Board had consisted of nine (9) directors, however, on March 22, 2012, it was determined by our Board to reduce the number of directors to seven (7), and as a result, Gregory Konesky and Steven MacLaren voluntarily resigned from the Board.

Set forth below is information regarding the executive officers and directors of Bovie Medical Corporation as of March 28, 2012

Name	Position	Director Since
Andrew Makrides	Chairman of the Board and CEO	December 1982

J. Robert Saron	President Chief Sales and Marketing Officer and Director	August 1988

George Kromer, Jr.	Research Analyst and Director	October 1995

Michael Norman	Director	September 2004

August Lentricchia	Director	October 2007

Moshe Citronowicz	Sr. Vice President

Gary D. Pickett	Chief Financial Officer, Treasurer, and Secretary

Michael Geraghty	Director	March 2011

Lawrence J. Waldman	Director	March 2011

Directors serve for one-year terms and are elected at the annual stockholders’ meeting.

Andrew Makrides, Esq. age 70, Chairman of the Board and CEO and member of the Board of Directors, received a Bachelor of Arts degree in Psychology from Hofstra University and a Juris Doctor Degree from Brooklyn Law School. He is a member of the Bar of the State of New York and practiced law from 1968 until joining Bovie Medical Corporation as a co-founder and Executive Vice President and director, in 1982. Mr. Makrides became President of the Company in 1985 and the CEO in December 1998 and has served as such until March 18, 2011 at which point he relinquished his position as President, but remained CEO.  Mr. Makrides employment contract extends to January 31, 2014. Mr. Makrides has over 29 years of executive experience in the medical industry.

J. Robert Saron, age 59, President, Chief Sales and Marketing Officer and Director, holds a Bachelor degree in Social and Behavioral Science from the University of South Florida. From 1988 to present Mr. Saron has served as a director of the Company. Mr. Saron has previously served on two industry boards.  He served as both director and president of the Health Care Manufacturing Management Council.  In 2011 Mr. Saron received the Leonard Berke Achievement award for ethics, mentoring, marketing skill, industry knowledge, contributions to the industry and contributions to HMMC.  He also served as a director of the Health Industry Distributors Association Education Foundation. Mr. Saron also received the Health Industry Distributors Association’s highest award in 2008, the Industry Award of Distinction.  Mr. Saron’s employment contract extends to January 31, 2014. Mr. Saron brings over 23 years of executive marketing and distribution experience in the medical industry.

George Kromer, Jr., age 71, became a director on October 1, 1995. On January 1, 2006, Mr. Kromer accepted an employment position with Bovie Medical Corporation as research analyst for the company in which he still maintains his capacity as a director. Mr. Kromer had been writing for business publications since 1980. In 1976, he received a Master’s Degree in health administration from Long Island University. He was engaged as a Senior Hospital Care Investigator for the City of New York Health & Hospital Corporation from 1966 to 1986. He also holds a Bachelor of Science Degree from Long Island University’s Brooklyn Campus and an Associate in Applied Science Degree from New York City Community College, Brooklyn, New York. Mr. Kromer has over 30 years of business analyst experience with a specialty in the medical industry.

Moshe Citronowicz, age 59, Sr. Vice President, came to the United States in 1978, and has worked in a variety of manufacturing and high technology industries. In October 1993, Mr. Citronowicz joined the Company as Vice President of Operations and served as our Chief Operating Officer until November 2011. Currently, he is serving as the Director of Strategic Development.

Gary D. Pickett, CPA, age 60, holds an MBA from the University of Tampa, a BS degree in Accounting from Florida State University, and served five years as a field artillery officer in the United States Army.  Mr. Pickett joined as controller of Bovie in March 2006 and became Chief Financial Officer in October 2006.  During the five years prior to joining Bovie, Mr. Pickett held positions of Director of Financial Systems with Progress Energy Services of Raleigh, NC, Vice President and Controller of Progress Rail Services, a subsidiary of Progress Energy Services in Albertville, AL, each of which were non-affiliated with Bovie.  He has had extensive experience in Sarbanes-Oxley implementation as well as GAAP accounting and SEC Reporting. Mr. Pickett’s employment contract extends to June 2013.

Michael Norman, CPA age 54, joined Bovie in 2004.  He manages the CPA firm, Michael Norman, CPA, PC since 1994 specializing in business financial planning as well as governmental and financial auditing. Mr. Norman is a member of the Nassau County Board of Assessors, Treasurer of the Don Monti Memorial Research Foundation and a Glen Cove City Councilman, all located on Long Island, New York. Mr. Norman provides the board with over 20 years of experience as a CPA and also serves as a member of our Audit Committee.

August Lentricchia, age 57, is presently employed by Freedom Tax and Financial Services Bohemia as a Registered Representative since 2001. He is also licensed as a Registered Representative and investment consultant of HD Vest Investment Services, a non-bank subsidiary of Wells Fargo and Company. He has also served as an investment consultant for Citibank. He received a BA degree from the University of Arizona in 1977 and has received a Masters degree in Education from Dowling College in 2004. Mr. Lentricchia has over 25 years of financial and investment experience and also serves on our Audit Committee.

Lawrence J. Waldman, age 65, has served as a director since March 2011 and is certified public accountant. Mr. Waldman is currently the Partner-in-Charge of the Commercial Audit Practice Development of the accounting firm Eisner-Amper, LLC.  He has over thirty-five years of experience in public accounting, including twenty-five years experience as an audit partner serving a wide range of clients.  Prior to joining Eisner-Amper, LLC, Mr. Waldman was the Partner-in-Charge of Commercial Audit Practice Development for Holtz Rubenstein Reminick, LLP. Mr. Waldman was the Managing Partner of the Long Island office of KPMG LLP from 1994 through 2006, the accounting firm where he started at in 1972.   Mr. Waldman is also a member of the Board of Trustees of the Long Island Power Authority and serves on the Finance and Audit Committee of the Board of Trustees.  He is currently the Treasurer of the Long Island Association as well as a member of its Board of Directors and Chairman of the Finance Committee.  In addition, Mr. Waldman is a member of the Board of Directors and Treasurer of each of the Long Island Angel Network and the Advanced Energy research Center at Stony Brook University and  a member of the Dean’s Advisory Board of the Hofstra University Frank G. Zarb School of Business.  Mr. Waldman received his bachelor’s degree and MBA from Hofstra University where he is also an adjunct professor. Mr. Waldman also serves on our Audit Committee as its financial expert.

Michael Geraghty, age 64, has served as a director since March 2011and is the Executive Vice President of Global Sales at Optos, Inc., a developer and manufacturer of retinal imaging devices for screening, detection and diagnosis of eye related conditions.  From 2005 through 2008, he was the President of International Sales at Gyrus Acmi where he first started in 2000 as Senior Vice President of Sales for Gyrus Medical.  Prior to this, Mr. Geraghty was the Vice President of Sales and Marketing for Everest Medical, Inc. and before that was the Director of Marketing for Advanced Products at Arthrocare Corporation.  Mr. Geraghty specializes in building independent direct sales teams in the medical device industry and has extensive domestic and international sales and marketing experience.  He received his bachelor’s degree from St. Mary’s University and graduate degree in Executive Sales Management from the University of Minnesota.

Independent Board Members

The Board currently has four independent members, Michael Norman, August Lentricchia, Michael Geraghty, and Lawrence Waldman, that meet the existing independence requirements of the NYSE Amex Market and the Securities and Exchange Commission. On March 22, 2012 it was determined by the Board that Gregory Konesky and Steven MacLaren, did not satisfy the independence criteria and therefore are no longer deemed independent board members. The Board also voted to reduce the number of directors constituting the full Board to seven (7) as a result, Mr. Konesky and Mr. MacLaren voluntarily resigned from the Board.

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

Risk Management

The Board believes that risk management is an important component of the Company’s corporate strategy. While we assess specific risks at our committee levels, the Board, as a whole, oversees our risk management process, and discusses and reviews with management major policies with respect to risk assessment and risk management. The Board is regularly informed through its interactions with management and committee reports about risks we face in the course of our business. Finally, the Board believes the combined Chairman and CEO role assists us in our implementation of major policies addressing our risks. Our Audit Committee also takes an active role in risk assessment and risk management.

Audit Committee

The Audit Committee assists the Board in its general oversight of our financial reporting, internal controls, and audit functions, and is directly responsible for the appointment, compensation and oversight of the work of our independent registered public accounting firm. The Audit Committee reviews and discusses with management and our independent accountants the annual audited and quarterly financial statements (including the disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), reviews the integrity of the financial reporting processes, both internal and external, reviews the qualifications, performance and independence of our independent accountants, and prepares the Audit Committee Report included in this Annual Report on Form 10-K in accordance with rules and regulations of the Securities and Exchange Commission. The Audit Committee has the power to investigate any matter brought to its attention within the scope of its duties. It also has the authority to retain counsel and advisors to fulfill its responsibilities and duties. The Audit Committee also acts as a qualified legal compliance committee.

Our Audit Committee consists of three independent members of the Board of Directors, Michael Norman CPA, August Lentricchia, and Lawrence Waldman, CPA. As a smaller reporting company, we are required to have at least two independent members comprising our Audit Committee in accordance with Rule 10A-3 of the Securities Exchange Act of 1934 and the rules of the NYSE Amex Exchange.  During 2011 Michael Norman served as Chairman of the Audit Committee and Lawrence Waldman served as the Audit Committee financial expert.

Effective March 22, 2012, Lawrence Waldman, CPA will serve as Chairman and as the Audit Committee financial expert. The Audit Committee meets as often as it determines necessary but not less frequently than once every fiscal quarter.

AUDIT COMMITTEE REPORT

Our Audit Committee is composed of “independent” directors, as determined in accordance with Rule 10A-3 of the Securities Exchange Act of 1934. The Audit Committee operates pursuant to a written charter adopted by the Board of Directors.

As described more fully in its charter, the purpose of the Audit Committee is to assist the Board of Directors with its oversight responsibilities regarding the integrity of our financial statements, our compliance with legal and regulatory requirements, assessing the independent registered public accounting firm’s qualifications, independence and performance for us. Management is responsible for preparation, presentation and integrity of our financial statements as well as our financial reporting process, accounting policies, internal audit function, internal accounting controls and disclosure controls and procedures. The independent registered public accounting firm is responsible for performing an independent audit of our consolidated financial statements in accordance with generally accepted auditing standards and to issue a report thereon. The Audit Committee’s responsibility is to monitor and oversee these processes. The following is the Audit Committee’s report submitted to the Board of Directors for 2011.

The Audit Committee has:

●	reviewed and discussed our audited financial statements with management and Kingery & Crouse, P. A., the independent public accountants

●	discussed with Kingery & Crouse, P.A. matters required to be discussed by SEC and PCAOB requirements, as may be modified or supplemented; and

●
received from Kingery & Crouse, P. A. the written disclosures and the letter regarding their independence as required by PCAOB Rule 3526, Communication with Audit Committees Concerning Independence, as may be modified or supplemented, and discussed the auditors’ independence with them.

In addition, the Audit Committee has met separately with management and with Kingery & Crouse, P. A.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2011 for filing with the Securities and Exchange Commission.

The foregoing Audit Committee Report shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, and shall not otherwise be deemed filed under these acts, except to the extent we specifically incorporate by reference into such filings.

Governance and Nominating Committee

The Governance and Nominating Committee is responsible for matters relating to the corporate governance of our company and the nomination of members of the board and committees thereof. During 2011, our Governance and Nominating Committee consisted of four independent members of the Board of Directors, Michael Norman CPA, August Lentricchia, Steven MacLaren who served as Chairman, and Lawrence Waldman.

Effective March 22, 2012, our Governance and Nominating Committee will consist of three independent members of the Board of Directors, Michael Norman CPA who serves as Chairman, August Lentricchia, and Michael Geraghty. The Governance and Nominating Committee meets as often as it determines necessary, but not less than once a year.

Compensation Committee

The Compensation Committee is responsible for overseeing our compensation and employee benefit plans (including those involving the issuance of our equity securities) and practices, including formulating, evaluating, and approving the compensation of our executive officers and reviewing and recommending to the full Board of Directors the compensation of our Chief Executive Officer.  During 2011, our Compensation Committee consisted of four independent members of the Board of Directors, Michael Norman CPA, August Lentricchia, Steven MacLaren who served as Chairman, and Michael Geraghty.

Effective March 22, 2012, our Compensation Committee consists of three independent members of the Board of Directors, Michael Norman CPA, August Lentricchia who serves as Chairman, and Lawrence Waldman. The Compensation Committee meets as often as it determines necessary, but not less than once a year.

In 2011, the Compensation Committee did not engage any independent consultants.

Code of Ethics

On March 30, 2004 Bovie adopted a Code of Ethics for executive employees.

A copy of the code of ethics which expressly includes the CEO and CFO, will be provided without charge to any person upon request to Bovie Medical Corporation, 734 Walt Whitman Road, Melville, NY 11747, Attn: Andrew Makrides.

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

Compensation Program

Base Salary

Bovie pays base salaries to its Named Executive Officers (as defined below) in order to provide a consistent, minimum level of pay that sustained individual performance warrants. We also believe that a competitive annual base salary is important to attract and retain an appropriate caliber of talent for each position over time.

The annual base salaries of our Named Executive Officers are determined by our Compensation Committee and approved by the Board of Directors. All salary decisions are based on each Named Executive Officer's level of responsibility, experience and recent and past performance, as determined by the Compensation Committee. The Compensation Committee does not benchmark its base salaries in any way, nor do they presently employ the services of a compensation consultant.

Stock Options

The second component of executive compensation is equity grants which have mainly come in the form of stock options. We believe that equity ownership in our Company is important to provide our Named Executive Officers with long-term incentives to better align interests of executives with the interests of stockholders and build value for Bovie stockholders. In addition, the equity compensation is designed to attract and retain the executive management team. Stock options have value only if the stock price increases over time and, therefore, provide executives with an incentive to build Bovie's value. This characteristic ensures that the Named Executive Officers have a meaningful portion of their compensation tied to future stock price increases and rewards management for long-term strategic planning through the resulting enhancement of the stock price.

Stock option awards to Named Executive Officers are entirely discretionary. The CEO and Director of Strategic Development recommend to the Compensation Committee which individuals should be awarded stock options. The Compensation Committee considers the prior contribution of these individuals and their expected future contributions to the growth of Bovie then formulates and presents the recommended allocation of stock option awards to the Board of Directors for approval. The Board of Directors approves or, if necessary, modifies the Committee’s recommendations.

Perquisites and Other Benefits

Our Named Executive Officers are eligible for the same health and welfare programs and benefits as the rest of its employees in their respective locations. In addition, our CEO and Chief Sales and Marketing Officer each receive an automobile allowance of approximately $6,300 per year.

Our Named Executive Officers are entitled to participate in and receive employer contributions to Bovie's 401(k) Savings Plan. However, during January of 2009 management made the decision to suspend the employer 401(k) match, which as of December 31, 2011 has not been re-instated. For more information on employer contributions to the 401(k) Savings Plan see the Summary Compensation Table and its footnotes.

Tax and Accounting Considerations.

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), places a limit of $1,000,000 on the amount of compensation that we may deduct as a business expense in any year with respect to each of our most highly paid executives unless, among other things, such compensation is performance-based and has been approved by stockholders. The non-performance-based compensation paid to our executive officers for the 2011 fiscal year did not exceed the $1 million limit per executive officer. Accounting considerations also play an important role in the design of our executive compensation program. Accounting rules, such as FASB ASC Topic 718-10-10, Share-Based Payment, require us to expense the cost of our stock option grants which reduces the amount of our reported profits. Because of option expensing and the impact of dilution on our stockholders, we pay close attention to the number and value of the shares underlying stock options we grant.

Compensation of Named Executive Officers

The following table sets forth the compensation paid to each of Bovie’s Named Executive Officers for the three years ended December 31, 2011 for services to our Company in all capacities:

Summary Compensation Table

Name And Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($) *		Non- Equity Incentive Plan Compensa- tion Earnings ($)	Change in Pension Value and Nonquali- fied Deferred compen- sation Earnings ($)	All Other Compen- Sation ($)		Total ($)
(a)	(b)	(c)		(d)	(e)	(f)		(g)	(h)	(i)		(j)
Andrew Makrides	2011	$205,252		0	0	0		0	0	$18,823	(9)	$224,075
CEO,	2010	$205,252		0	0	0		0	0	19,542	(6)	$224,794
Chairman of the Board	2009	$205,252		0	0	0		0	0	18,463	(1)	$223,715
Gary D.	2011	$109,331		0	0	0		0	0	$374	(15)	$109,705
Pickett	2010	$101,970		0	0	$9,800	(7)	0	0	$374	(10)	$112,144
CFO, Treasurer, Secretary	2009	$101,186		0	0	$43,750	(8)	0	0	$483	(2)	$145,419
J. Robert	2011	$290,651		0	0	0		0	0	$19,321	(12)	$309,972
Saron	2010	$290,651		0	0	0		0	0	$9,159	(11)	$299,810
President, Chief Sales and Marketing Officer and Director	2009	$290,651		0	0	0		0	0	$10,972	(3)	$301,623
Moshe	2011	$212,199		0	0	0		0	0	$16,534	(14)	$228,733
Citronowicz	2010	$213,549		0	0	0		0	0	$15,327	(13)	$228,876
Sr. Vice President	2009	$213,549		0	0	0		0	0	$14,069	(4)	$227,618
Leonard Keen	2011	$188,324		0	0	0		0	0	$479	(17)	$188,803
V.P.& General Counsel (**)	2010	$151,442	(16)	0	0	0		0	0	$82,580	(5)	$234,022

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

** Mr. Keen was terminated as of December 9, 2011.

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

(9) This amount includes: car allowance of $6,309; life insurance premiums of $441; and health insurance premiums of $12,073.

(10) This amount includes life insurance premiums of $374.

(11) This amount includes: car allowance of $6,310; life insurance premiums of $479; and health insurance premiums of $2,370.

(12) This amount includes: car allowance of $6,309; life insurance premiums of $479; and health insurance premiums of $12,533.

(13) This amount includes: car allowance of $6,310; life insurance premiums of $479; and health insurance premiums of $8,538.

(14) This amount includes: car allowance of $5,824; life insurance premiums of $479; and health insurance premiums of $10,231.

(15) This amount includes: life insurance premiums of $374.

(16) This amount represents a partial year as Mr. Keen was hired on March 2, 2010.

(17) This amount includes: life insurance premiums of $479.

Employment Agreements and Potential Payments Upon Termination or Change in Control

At December 31, 2011, employment contracts with Mr. Makrides and Mr. Saron, which are set to expire in January 2014, contain an automatic extension for a period of one year unless we provide the executives with appropriate written notice pursuant to the contracts.  The employment agreements provide, among other things, that the executive may be terminated as follows:

(a)	Upon the death of the executive, in which case the executive’s estate shall be paid the basic annual compensation due the employee pro-rated through the date of death.

(b)
By the resignation of the executive at any time upon at least thirty (30) days prior written notice to Bovie in which case Bovie shall be obligated to pay the employee the basic annual compensation due him pro-rated to the effective date of termination.

(c)
By Bovie, “for cause” if during the term of the employment agreement the employee violates the non-competition provisions of his employment agreement, or is found guilty in a court of law of any crime of moral turpitude in which case the contract would be terminated and provisions for future compensation forfeited.

(d)
By Bovie, without cause, with the majority approval of the Board of Directors, for Mr. Makrides and Mr. Saron at any time upon at least thirty (30) days prior written notice to the executive. In this case Bovie shall be obligated to pay the executive compensation in effect at such time, including all bonuses, accrued or prorated, and expenses up to the date of termination. Thereafter for Messrs Makrides, and Saron, for the period remaining under the contract, Bovie shall pay the executive the salary in effect at the time of termination payable weekly until the end of their contract.

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

We have an employment contract with Mr. Pickett to serve as Chief Financial Officer which has a current expiration date of June 2013.  In the event of a change of control, the contract provides that Mr. Pickett will receive salary and bonus in effect up to the date of the remaining portion of the contract.

There are no other employment contracts that have non-cancelable terms in excess of one year.

Grants of Plan-Based Awards

There were no incentive awards granted to Named Executive Officers during 2011.

Options Exercises During Fiscal 2011

There were no options exercised during the year ended December 31, 2011 by the Named Executive Officers.

Outstanding Equity Awards

The following table presents information with respect to each unexercised stock option held by Bovie's Named Executive Officers as of December 31, 2011:

		Outstanding Equity Awards at 12/31/11
Name		# of Securities Underlying Unexercised Options (# Exercisable)	# of Securities Underlying Unexercised Options (# Unexercisable)	Option Exercise Price ($/sh)	Option Expiration Date 10 Years After Grant Date
Andrew Makrides		25,000	--	3.25	9/29/2013
		25,000	--	2.13	9/23/2014
		25,000	--	2.25	5/5/2015
J. Robert Saron		12,500	--	3.25	9/29/2013
		12,500	--	2.13	9/23/2014
		12,500	--	2.25	5/5/2015
Gary Pickett		20,000	11,429	8.66	1/12/2017
		5,000	2,857	7.10	3/29/2017
		12,500	10,714	8.32	10/26/2019
		10,000	10,000	2.46	7/12/2020
Leonard Keen	(1)	14,286	14,286	7.45	3/2/2020

(1) On December 9, 2011 Mr. Keen was terminated which included forfeiture of stock options. Mr. Keen has commenced litigation against the Company claiming among other things, that he is entitled to retain his stock options and, that the vesting of such stock options should have been accelerated upon his termination. The Company disputes Mr. Keen’s claims.

Compensation of Non-Employee Directors

The following is a table showing the director compensation for the year ended December 31, 2011:

Name	Fees Earned Or Paid In Cash ($)	Stock Awards ($)	Option Awards ($) ***		Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
(a)	(b)	(c)	(d)		(e)	(f)	(g)	(h)
Lawrence Waldman	$3,500	0	$10,125	(1)	0	0	0	$13,625
Michael Norman	$3,500	0	0		0	0	0	$3,500
August Lentricchia	$3,500	0	0		0	0	0	$3,500
Steven MacLaren	$3,500	0	0		0	0	0	$3,500
Michael Geraghty	$2,500	0	$10,125	(1)	0	0	0	$12,625
Gregory Konesky	$3,500	0	0		0	0	0	$3,500

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

(1) 7,500 ten year stock options with an exercise price of $2.81 and calculated option fair value of $1.35 were granted to these new board members upon them joining the Board.

Directors' compensation is determined by the Board of Directors based upon recommendations from the Compensation Committee. The Board periodically grants directors stock options in order to assure that they have proper incentives and an opportunity for an ownership interest in common with other stockholders. During 2011, since there were limited stock options available, the Board decided to add cash payments as a compensation method. Independent board members receive $500 per month for attendance in any and all telephonic meetings for that month and $1,000 per month for attendance at any in person board meetings for that month.

Our Board of Directors presently consists of J. Robert Saron, Andrew Makrides, George Kromer, Jr., Michael Norman, August Lentricchia, Lawrence Waldman and Michael Geraghty.

In 2003, the Board of Directors adopted and stockholders approved Bovie’s 2003 Executive and Employee Stock Option Plan covering a total of 1,200,000 shares of common stock issuable upon exercise of options to be granted under the Plan.  In 2001, the Board of Directors adopted the 2001 Executive and Employee Stock Option Plan which reserved for issuance 1,200,000 stock options.

On October 30, 2007, stockholders approved and the Board of Directors adopted an amendment to the 2003 Executive and Employee Stock Option Plan to increase the maximum aggregate number of shares of common stock reserved for issuance under the 2003 Plan from 1.2 million shares (already reserved against outstanding options) to 1.7 million shares, or an increase of 500,000 shares of common stock for future issuance pursuant to the terms of the plan. Except for the increase in the number of shares covered by the plan, the plan remains otherwise unchanged from its present status. In 2011, the Board of Directors granted 25,000 options to purchase a like number of shares of common stock.

There have been no changes in the pricing of any options previously or currently awarded.

COMPENSATION COMMITTEE REPORT

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K with management. Based on our Compensation Committee’s review of and the discussions with management with respect to the Compensation Discussion and Analysis, our Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our Proxy Statement and in this Annual Report on Form 10-K for the fiscal year ended December 31, 2011 for filing with the SEC.   The members of our Compensation Committee are Steven MacLaren, Michael Norman (CPA), Michael Geraghty and August Lentricchia.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

See “ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters”.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of March 28, 2012, with respect to the beneficial ownership of the Company’s common stock by its executive officers, directors, all persons known by the Company to be the beneficial owners of more than 5% of its outstanding shares and by all officers and directors as a group.

	Number of Shares
			Nature of	Percentage of
Name and Address	Title	Owned (i)	Ownership	Ownership (i)

RENN Universal Growth Investment Trust	Common	1,925,342(xvi)	Beneficial	10.8%
Frost National Bank 8201 Preston Road, Ste 540 Dallas, Texas 75206

Andrew Makrides 734 Walt Whitman Road Melville, NY 11746	Common	674,213(ii)	Beneficial	3.8%

George Kromer P.O. Box 188 Farmingville, NY 11738	Common	336,508(iii)	Beneficial	1.9%

J. Robert Saron 5115 Ulmerton Rd. Clearwater, FL 33760	Common	424,819(iv)	Beneficial	2.4%

Mike Norman 734 Walt Whitman Road Melville, NY 11746	Common	78,572(vii)	Beneficial	0.4%

Moshe Citronowicz 5115 Ulmerton Rd. Clearwater, FL 33760	Common	406,504 (v)	Beneficial	2.3%

Gary Pickett 5115 Ulmerton Rd. Clearwater, FL 33760	Common	22,857 (ix)	Beneficial	0.1%

August Lentricchia 734 Walt Whitman Road Melville, NY 11746	Common	10,172 (xi)	Beneficial	0.1%

Lawrence Waldman 734 Walt Whitman Road Melville, NY 11746	Common	1,071 (xiv)	Beneficial	0.0%

Michael E. Geraghty 734 Walt Whitman Road Melville, NY 11746	Common	1,071 (xv)	Beneficial	0.0%

Officers and Directors as a group (9 Persons)		1,955,787(xiii)		9.9%

(i) Based on 17,768,198 outstanding shares of Common Stock and 1,526,346 outstanding options to acquire a like number of shares of Common Stock as of March 28, 2012, of which officers and directors owned a total of 382,500 options and 1,656,144 shares at December 31, 2011.  We have calculated the percentages on the basis of the amount of outstanding securities plus, for each person or group, any securities that person or group has current or future right to acquire pursuant to options, warrants, conversion privileges or other rights.

(ii) Includes 599,213 shares and 75,000 ten year options owned by Mr. Makrides to purchase shares of Common Stock of the Company. Exercise prices for his options range from $2.13 for 25,000 shares to $3.25 for 25,000 shares.

(iii) Includes 261,508 shares and 75,000 ten year options owned by Mr. Kromer, exercisable at prices ranging from $2.13 per share for 25,000 shares, and $3.25 per share for 25,000 shares.

(iv) Includes 387,319 shares and 37,500 ten year options owned by Mr. Saron, exercisable at prices ranging from $2.13 per share for 12,500 shares, and $3.25 per share for 12,500 shares.

(v) Includes 406,504 shares owned by Mr. Citronowicz.

(vii) Includes 78,572 vested ten year options out of a total 105,000 ten year options owned by Mr. Norman exercisable at prices ranging from $2.13 for 25,000 shares to $8.66 for 12,500 shares.

(ix) Includes 22,857 vested ten year options out of a total 47,500 ten year options owned by Mr. Pickett exercisable at prices ranging from $2.46 for 10,000 shares to $8.66 for 20,000 shares. These options vest over a 7 year period.

(xi) Includes 1,600 Shares owned by Mr. Lentricchia and 8,572 vested ten year options out of a total 27,500 ten year options issued to Mr. Lentricchia exercisable at prices ranging from $2.46 for 10,000 shares to $8.32 for 10,000 shares. These options vest over a period of 7 years.

(xiii) Includes 299,643 vested ten year options out of a total of 382,500 ten year outstanding options and 1,656,144 shares owned by all Executive Officers and directors as a group. The last date options can be exercised is March 28, 2021.

(xiv) Includes 1,071 vested ten year options out of a total of 7,500 options issued March 18, 2011 exercisable at a price of $2.81.  These options vest over a period of 7 years.

(xv) Includes 1,071 vested ten year options out of a total of 7,500 options issued March 18, 2011 exercisable at a price of $2.81.  These options vest over a period of 7 years.

(xvi) RENN Capital Group, Inc. ("RENN") is an investment advisor to RENN Universal Growth Investment Trust ("RUGIT"), RENN Global Entrepreneurs Fund Inc. ("RENN Global") and RENN Entrepreneurial Fund Ltd. ("RENN Entrepreneurial") and has shared voting power over these shares.  The shares of common stock are owned of record as follows:  RUGIT - 1,400,000; RENN Global - 402,500; RENN Entrepreneurial - 122,842.   Russell Cleveland is the President of each of RENN, RUGIT, RENN Global and RENN Entrepreneurial and may be deemed to be the beneficial owner of the shares of common stock.  Mr. Cleveland disclaims any such beneficial ownership.

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

Based solely on a review of the copies of such forms furnished to us, we believe that during the year ended December 31, 2011 all officers, directors and ten percent beneficial owners who were subject to the provisions of Section 16(a) complied with all of the filing requirements during the year.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

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

Steven MacLaren, a director of Bovie, is president and a shareholder of Ronin Consulting Group, Inc., a company which provides various financial and analytical project consulting services to Bovie. Ronin Consulting Group, Inc. was paid consulting fees approximating $80,000, $80,000 and $99,800 during 2011, 2010 and 2009, respectively. On March 27, 2012, Mr. MacLaren resigned from the Board.

Greg Konesky a director of Bovie provided consulting services related to research and development of certain products and was paid consulting fees approximating $30,000 during 2011, 2010, and 2009, respectively. On March 23, 2012 Mr. Konesky resigned from the board.

A relative of Bovie’s Director of Strategic Development is considered a related party. Arik Zoran, is a consultant of the Company doing business as AR Logic, Inc., which is a consulting firm owned by Arik Zoran, Mr. Citronowicz’s brother. During January 2011, we entered into a three year consulting services agreement with AR Logic that provides for a monthly retainer for engineering support for our existing generator product line and a separate hourly based fee structure for additional consulting related to new product lines. The consulting rates are consistent with rates of an arms length transaction. AR Logic was paid consulting fees of approximately $171,700 during 2011. Previous to 2011, Mr. Zoran was an employee in charge of the engineering department and was paid inclusive of benefits $192,014, and $188,363 for 2010 and 2009, respectively.

A second relative of Bovie’s Director of Strategic Development is considered a related party. Yechiel Tsitrinovich is also a brother of Mr. Citronowicz, and acts as a consultant to the Company related to research and development of certain products. Mr. Tsitrinovich has a royalty contract with us related to the creation and design of a proprietary technology that is used in some of our generators. Mr. Tsitrinovich was paid a combination of consulting fees and royalties on previous product designs approximating $85,310, $65,654, and $82,558 for 2011, 2010, and 2009, respectively.

Related party transactions and contracts are reviewed by our independent audit committee.

Independent Board Members

The Board currently has four independent members, Michael Norman, August Lentricchia, Michael Geraghty, and Lawrence Waldman, that meet the existing independence requirements of the NYSE Amex Market and the Securities and Exchange Commission. On March 22, 2012 it was determined by the Board that Gregory Konesky and Steven MacLaren, did not satisfy the independence criteria for board membership and therefore are no longer deemed independent board members. On the same date, the Board also voted to reduce the number of directors constituting the full Board from nine (9) to seven (7) effective on the date of our next annual meeting of stockholders.  As a result, Mr. Konesky and Mr. MacLaren voluntarily resigned from the Board.

ITEM 14.	Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to us for fiscal years ended December 31, 2011 and 2010 by our current accountants, Kingery & Crouse P.A. (in thousands) :

	2011	2010
Audit Fees (1)	$135	$165

Non-Audit Fees:
Related Fees(2)	11	11
Tax Fees(3)		-
All other Fees(4)	-	3
Total Fees billed	$146	$179

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Melville, New York on March 29, 2012.

Bovie Medical Corporation

By: /s/ ANDREW MAKRIDES
Andrew Makrides
President
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

Principal Executive Officer:

/s/ ANDREW MAKRIDES Andrew Makrides	Chief Executive Officer and Chairman of the Board	March 29, 2012

Principal Financial Officer:

/s/ GARY D. PICKETT Gary D. Pickett	Chief Financial Officer, Treasurer, and Secretary	March 29, 2012

Directors:

/s/ J. ROBERT SARON J. Robert Saron	President, Chief Sales and Marketing Officer and Director	March 29, 2012

/s/ GEORGE KROMER George Kromer	Director	March 29, 2012

/s/ MICHAEL NORMAN Michael Norman	Director	March 29, 2012

/s/ AUGUST LENTRICCHIA August Lentricchia	Director	March 29, 2012

/s/ LAWRENCE J. WALDMAN Lawrence J. Waldman	Director	March 29, 2012

/s/ MICHAEL GERAGHTY Michael Geraghty	Director	March 29, 2012

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

The financial statements and exhibits filed as part of this annual report on Form 10-K are provided below:

ITEM 15A.	Financial Statements

[LETTERHEAD OF KINGERY & CROUSE, P.A.]

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Bovie Medical Corporation:

We have audited the accompanying consolidated balance sheets of Bovie Medical Corporation (the “Company”), as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and of cash flows for the years ended December 31, 2011, 2010 and 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financials based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years  ended December 31, 2011, 2010  and 2009  in conformity with accounting principles generally accepted in the United States of America.

Kingery & Crouse, P.A s/s
Tampa, FL
March 29, 2012

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2011 AND 2010
(in thousands)

	2011	2010
ASSETS
Current assets:

Cash and cash equivalents	$4,880	$3,827
Trade accounts receivable, net	2,216	2,114
Inventories, net	8,178	7,605
Prepaid expenses and other current assets	710	966
Deferred income tax assets, net	500	400

Total current assets	16,484	14,912

Property and equipment, net	7,176	7,432
Brand name and trademark	1,510	1,510
Purchased technology, net	752	1,598
License rights, net	26	90
Deferred income tax assets, net	1,509	1,533
Other assets	783	711
Total Assets	$28,240	$27,786

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2011 AND 2010
(Continued) (in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES	2011	2010
Current liabilities:

Accounts payable	$1,085	$951
Accrued payroll	88	101
Accrued vacation	149	169
Current portion of bonds payable to bank	130	140
Current portion of settlement	587	--
Accrued and other liabilities	350	444

Total current liabilities	2,389	1,805

Bonds payable, net of current portion	3,420	3,600
Settlement liability, net of current portion	209	--
Capital lease payable, net of current portion	--	112
Derivative liabilities	105	504

Total liabilities	6,123	6,021

Commitments and Contingencies (see Note 12)

Stockholders' equity:

Preferred stock, par value $.001; 10,000,000 shares authorized; none issued or outstanding	--	--
Common stock, par value $.001 par value; 40,000,000 shares authorized; 17,760,724 and 17,705,980 issued and 17,617,645 and 17,562,901 outstanding on December 31, 2011 and December 31, 2010, respectively	18	18
Additional paid-in capital	25,356	25,113
Deficit	(3,257)	(3,366)

Total stockholders' equity	22,117	21,765

Total Liabilities and Stockholders' Equity	$28,240	$27,786

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
(in thousands)

	2011	2010	2009
Sales, net	$25,411	$24,230	$26,953
Cost of sales	14,680	14,242	15,098
Gross Profit	10,731	9,988	11,855

Gain on legal settlement	750	--	--

Other costs:
Research and development	1,197	1,854	2,083
Professional services	1,250	1,556	1,398
Salaries and related costs	3,114	3,155	3,003
Selling, general and administration	4,347	4,889	4,656
Legal settlement	1,591	--	--
Asset impairment	--	1,286	--
Total other costs	11,499	12,740	11,140

Income (loss) from operations	(18)	(2,752)	715

Other income (expense):
Interest (expense) income	(237)	(223)	(52)
Change in fair value of liabilities, net	287	513	--
Total other income (expense), net	50	290	(52)

Income (loss) before income taxes	32	(2,462)	663

Provision for current income taxes	--	(7)	(7)
Benefit (provision) for deferred income taxes	77	934	(60)
Total benefit (provision) for income taxes - net	77	927	(67)

Net income (loss)	$109	$(1,535)	$596

Earnings (loss) per common share:
Basic	$0.01	$(0.09)	$0.04
Diluted	$0.01	$(0.09)	$0.03

Weighted average number of common shares Outstanding - Basic	17,597	17,367	16,899

Weighted average number of common shares outstanding adjusted for dilutive securities	17,669	17,367	17,836

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
(in thousands)

	Common		Additional Paid-in	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Income (Loss)	Deficit	Total

January 1, 2009	16,795	$17	$22,719	$(88)	$(2,427)	$20,221

Options exercised	183	-	286	-	-	286

Stock based compensation	-	-	136	-	-	136
Stock swap to acquire options	(26)	-	(207)	-	-	(207)

Net income	-	-	-	-	596	596
Foreign currency remeasurement	-	-	-	(1)	-	(1)
Comprehensive income	-	-	-	-	-	595

December 31, 2009	16,952	17	22,934	(89)	(1,831)	21,031

Options exercised	46	-	39	-	-	39

Stock based compensation	-	-	163	-	-	163

Stock swap to acquire options	(6)	-	(30)	-	-	(30)

Equity Issuance	572	1	2,766	-	-	2,767

Fair value of warrants issued in connection with equity raise	-	-	(799)	-	-	(799)

Tax benefit from share based payments	-	-	40	-	-	40

Net loss	-	-	-	-	(1,535)	(1,535)
Foreign currency remeasurement	-	-	-	89	-	89
Comprehensive loss	-	-	-	-	-	(1,446)

December 31, 2010	17,564	18	25,113	-	(3,366)	21,765

Options exercised	69	-	39	-	-	39

Stock based compensation	-	-	132	-	-	132

Stock swap to acquire options	(14)	-	(39)	-	-	(39)

Non Cash elimination of Lican Restricted Stock Liability			111			111

Net Income	-	-	-	-	109	109

December 31, 2011	17,619	$18	$25,356	$-	$(3,257)	$22,117

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
(in thousands)

	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$109	$(1,535)	$596
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	753	734	777
Amortization of intangible assets	172	273	273
Provision for (recovery of) inventory obsolescence	37	(8)	27
Loss (gain) on disposal of fixed assets	--	326	(1)
Loss on Goodwill Impairment Bovie Canada	--	54	--
Loss on impairment of intangible assets (Note 5)	--	1,286	--
Stock-based compensation	132	163	136
Non cash Other Income – Warrants	(227)	(513)	--
Non cash Other Income – Lican derivatives	(61)	--	--
Non cash legal settlement	954	--	--
Provision (benefit) for deferred income taxes	(76)	(934)	60
Provision for (recovery of) bad debts	--	--	(7)
Gain on cancellation of agreement	--	--	--
Change in assets and liabilities:
Trade receivables	(126)	451	440
Prepaid expenses and other current assets	257	(47)	150
Inventories	(719)	(822)	(1,462)
Deposits	(111)	(281)	(305)
Accounts payable	134	362	(728)
Settlement Liability	731	--	--
Accrued and other liabilities	(30)	(56)	(3)
Accrued payroll	(12)	23	17
Accrued vacation	(20)	(2)	(67)
Net cash provided by (used in) operating activities	1,897	(526)	(97)

Cash flows from investing activities:
Purchases of property and equipment	(542)	(201)	(2,465)
Proceeds from sale of property and equipment	--	633	1
Increase in purchased technology	--	--	--
Net cash provided by (used in) investing activities	(542)	432	(2,464)

Cash flows from financing activities:
Proceeds from mortgage note payable to bank (net of amounts in escrow)	--	36	1,249
Proceeds from private placement (net of costs of $233,014)	--	2,767	--
Net change in line of credit	--	(1,000)	1,000
Repayments of capital lease payable	(111)	--	--
Proceeds from sales of common stock	--	9	79
Proceeds from long-term debt	3,549	--	--
Repayments of long-term debt	(3,740)	(135)	(175)
Net cash provided by (used in) financing activities	(302)	1,677	2,153

Effect of exchange rate changes on cash and cash equivalents	--	89	(1)

Net change in cash and cash equivalents	1,053	1,672	(409)

Cash and cash equivalents at beginning of year	3,827	2,155	2,564

Cash and cash equivalents at end of year	$4,880	$3,827	$2,155
Cash paid for:
Interest paid, net of amounts capitalized of $119,000 in 2009	$237	$223	$128
Income taxes	$--	$--	$245

Noncash financing activities during year ended December 31, 2011, 2010, and 2009:
Equipment financed with loan	$--	$111	$--

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Consolidated Financial Statements

The accompanying consolidated financial statements include the accounts of Bovie and its wholly owned subsidiaries, Aaron Medical Industries, Inc., Bovie Holdings, Inc. (which in turn prior to June 30, 2010 owned 100% of Bovie Canada ulc) and Jump Agentur Fur Electrotechnik Gmbh (“JAG”) (collectively, the “Company” or “we”, “our” or “us”). All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Estimates that are critical to the accompanying consolidated financial statements relate principally to the adequacy of our inventory allowances and the recoverability of certain intangibles and our deferred income tax assets.  In addition, stock-based compensation and the fair value of certain warrants represent significant estimates as such expense is derived from a formula that uses various assumptions to estimate the future but unknown value of our common stock.  The markets for the Company’s products are characterized by intense price competition, rapid technological development, evolving standards and short product life cycles, all of which could impact the future realization of its assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. It is at least reasonably possible that the Company’s estimates could change in the near term with respect to these matters.

Cash and Cash Equivalents

Holdings of highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

Fair Values of Financial Instruments and Concentration of Credit Risk

The carrying amount of our financial instruments included in current assets and liabilities approximates fair value due to their short term nature.  In addition, we believe the book values of our bonds payable  and capital lease payable approximates their fair values as the terms of such obligation approximates the terms at which similar types of borrowing arrangements could be currently obtained.

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

With respect to receivables, our ten largest customers accounted for approximately 62%, 61% and 65% of trade receivables as of December 31, 2011, 2010 and 2009, respectively, and 64.6%, 66.5% and 71.5% of net revenues for the respective years then ended.   In 2011, no customer accounted for over 10% of total revenues.  In 2010 Arthrex and National Distribution and Contracting, Inc. amounted to 11.4% and 11.2%, respectively and in 2009, Arthrex was our only customer that accounted for over 10% of total revenues, accounting for 22% of such revenues. All of these entities are customers of our U.S. operations.  We perform ongoing credit evaluations of our customers and generally do not require collateral because we believe we have procedures in place to limit potential for significant losses, and because of the nature of our customer base.

Accounts Receivable and Allowance for Doubtful Accounts

Our credit terms for our billings range from net 10 days to net 30 days, depending on the customer agreement.  Accounts receivable are determined to be past due if payments are not made in accordance with such agreements and a reserve is created for them when they become three months past due or sooner if there are other indicators that the receivables may not be recovered.  Customary collection efforts are initiated and receivables are written off when we determine they are not collectible and abandon these collection efforts. We gave negotiated sales volume discounts, which amounted to approximately $520,000, $522,000 and $534,000 for 2011, 2010 and 2009, respectively. Sales are reported net of all discounts.

We evaluate the allowance for doubtful accounts on a regular basis for adequacy based upon our periodic review of the collectability of the receivables in light of historical experience, adverse situations that may affect our customers’ ability to pay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.  Substantially all of the receivables included in the accompanying balance sheets were recovered subsequent to the respective year ends.  Because of this, and because historical losses on accounts receivable have not been material, management believes that the allowances for doubtful accounts of approximately $20,000 and $14,600 at December 31, 2011 and 2010, respectively, are, or were, adequate to provide for possible bad debts.

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

Inventories at December 31, 2011 and 2010 were as follows (in thousands):

	2011	2010

Raw materials	$5,043	$4,586
Work in process	1,865	2,315
Finished goods	1,822	1,218
Gross inventories	8,730	8,119
Less: reserve for obsolescence	(552)	(514)

Net inventories	$8,178	$7,605

During 2011, the reserves and related costs of sales increased by approximately $37,000. In 2010 and 2009 the reserves and related cost of sales were reduced by approximately $8,400 and $27,000 respectively as a result of changes in estimates regarding the recoverability of certain types of our inventory. There are no reserves for finished goods or work in progress as of December 31, 2011 and 2010.

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

Intangible Assets

These assets consist of licenses, purchased technology and brand name and trademarks.  The licenses and purchased technology (other intangibles) are being amortized by the straight-line method over a 5-17 year period commencing with the date they were placed in service. Estimated aggregate amortization expense for the five years ending December 31, 2016 is expected to approximate $725,000.

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

Other Long-Lived Assets

We review other long-lived assets for recoverability if events or changes in circumstances indicate that the assets may have been impaired. This circumstance exists when the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from its use and eventual disposition.  In those cases an impairment loss is recognized to the extent that the assets’ carrying amount exceeds its fair value.  Any impairment losses are not restored in the future if the fair value increases. At December 31, 2011, we believe the remaining carrying values of our long-lived assets are recoverable.

Revenue Recognition

Revenue is recognized when title has been transferred to the customer, which is generally at the time of shipment. The following policies apply to our major categories of revenue transactions:

●
Sales to customers are evidenced by firm purchase orders. Title and the risks and rewards of ownership are transferred to the customer when the product is shipped. Payment by the customer is due under fixed payment terms.

●
Product returns are only accepted at our discretion and in accordance with our “Returned Goods Policy.” Historically, the level of product returns has not been significant. We accrue for sales returns, rebates and allowances based upon an analysis of historical customer returns and credits, rebates, discounts and current market conditions.

●
Our terms of sale to customers generally do not include any obligations to perform future services. Limited warranties are generally provided for sales and provisions for warranty are provided at the time of product sale based upon an analysis of historical data.

●
Amounts billed to customers related to shipping and handling are included in net sales. Shipping and handling costs included in cost of sales were approximately $129,000, $121,000 and $106,000 in 2011, 2010 and 2009, respectively.

We have no consignment inventory with customers but we do have inventory of approximately $800,000 and $1.0 million, respectively located at contract manufacturers that produce components for us.

Advertising Costs

All advertising costs are expensed as incurred. The amounts of advertising costs were approximately $305,000, $276,000, and $216,000 for 2011, 2010 and 2009, respectively.

Stock-Based Compensation

We account for stock-based compensation in accordance with FASB ASC Topic 718, Compensation-Stock Compensation. ASC 718 requires recognizing compensation costs for all share-based payment awards made to employees and directors based upon the awards’ grant date fair value. The standard covers employee stock options, restricted stock, and other equity awards. For stock options, we use a binomial lattice option-pricing model to estimate the grant date fair value of stock option awards, and recognize compensation cost on a straight-line basis over the awards’ vesting periods.

Tax Effects of Stock-Based Compensation

We will only recognize a tax benefit from windfall tax deductions for stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available have been utilized.

Net Earnings (Loss) Per Common Share

We compute basic earnings (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding for the reporting period.  Diluted earnings (loss) per share gives effect to all potential dilutive shares outstanding (in our case, stock options that are in the money) during the period.  The number of dilutive shares is calculated using the treasury method which reduces the effective number of shares by the amount of shares we could purchase with the proceeds of assumed exercises. During the year ended December 31, 2011, we reported net income per share and, accordingly, common equivalent shares outstanding as of December 31, 2011, which consisted of employee stock options and warrants issued in connection with our private placement. During periods of net loss per share these employee stock options and warrants are excluded from diluted net loss per common share calculations as of such dates because they are anti-dilutive and results in basic and diluted loss per share to be equivalent.

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

It is our policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. To the extent that the probable tax outcome of these uncertain tax positions changes, such changes in estimate will impact the income tax provision in the period in which such determination is made. At December 31, 2011, we believe we have appropriately accounted for any unrecognized tax benefits. To the extent we prevail in matters for which a liability for an unrecognized tax benefit is established or we are required to pay amounts in excess of the liability, our effective tax rate in a given financial statement period may be affected.

Since inception, we have been subject to tax by both federal and state taxing authorities. Until the respective statutes of limitations expire (which may be as much as 20 years while we have unused NOL’s), we are subject to income tax audits in the jurisdictions in which we operate.

In 2010, we were notified that our 2008 tax year was selected for examination by the Internal Revenue Service. Subsequently, in March 2011, we received the final adjustments from the examination which resulted in a partial disallowance of approximately $350,000 of our net operating loss carryforwards. The adjustments related mainly to certain stock option expense amounts from 2004 that, according to the IRS, were not able to be substantiated due to the inability to recover pertinent records, and to our R&D credit carryforward and attributable expenses.  We have agreed to the adjustments and, because the reductions are limited to our net operating loss carryforwards, no cash tax payment was needed as a result of the IRS examination.

Foreign Currency Transactions

The United States dollar is the functional currency of the Company’s operations in the United States and in line with determining guidance outlined in FASB ASC Topic 830, has also been determined to be the functional currency for the Company’s Canadian subsidiary, which was closed and consolidated to the Clearwater, Florida facility in 2010. FASB ASC Topic 830 provides for using the remeasurement method in converting the foreign subsidiary’s financial statements into U.S. dollars.  Monetary assets and liabilities denominated in foreign currency are converted at the current rate, while nonmonetary assets, liabilities, and shareholder equity accounts are converted at the appropriate historical rate. Revenue and expenses are converted at the weighted-average exchange rate for the period. FASB ASC Topic 830 requires any gain or loss as a result of remeasurement to be included in current period income unless the investment in the subsidiary is not expected to be recovered in the foreseeable future.  As our investment in the Canadian subsidiary was not expected to be recovered in the near future, we reflected the net gains and losses from the remeasurement as other accumulated comprehensive loss in the accompanying 2010 and 2009 statements of stockholders’ equity and comprehensive income.    For the year ended December 31, 2011 we had no comprehensive income or loss.

Reclassifications

Certain amounts in our prior years’ financial statements have been reclassified to conform to the current year presentation.

NOTE 3. TRADE ACCOUNTS RECEIVABLE

As of December 31, 2011 and 2010, trade accounts receivable were as follows (in thousands):

	2011	2010
Trade accounts receivable	$2,236	$2,129
Less: allowance for doubtful accounts	(20)	(15)

Trade accounts receivable, net	$2,216	$2,114

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2011 and 2010, property, plant and equipment consisted of the following (in thousands):

	2011	2010

Land	$1,600	$1,600
Machinery and equipment	3,601	3,311
Building and improvements	3,733	3,684
Furniture and fixtures	1,770	1,645
Leasehold improvements	384	384
Molds	1,088	1,118
	12,176	11,742
Less: accumulated depreciation	(5,000)	(4,310)

Net property, plant, and equipment	$7,176	$7,432

NOTE 5. INTANGIBLE ASSETS

At December 31, 2011 and 2010, intangible assets consisted of the following (in thousands):

	2011	2010

Brand name and trademark (life indefinite)	$1,510	$1,510

Purchased technology (9-17 year lives)	$1,441	$2,251
Less: accumulated amortization	(689)	(653)

Purchased technology, net	$752	$1,598

License rights (5 year life)	$316	$316
Less: accumulated amortization	(290)	(226)

License rights, net	$26	$90

With respect to our trademark and brand name, we continue to market products, release new products and product extensions and maintain and promote these trademarks and brand name in the marketplace through legal registration and such methods as advertising, medical education and trade shows.  It is our belief that these trademarks and brand names will generate cash flow for an indefinite period of time.  Therefore, we believe our trademarks and brand name intangible assets are recoverable.

During 2011, certain intangible assets were transferred in conjunction with our settlement agreement with Mr. Livneh (See Note 12).

NOTE 6.  FAIR VALUE MEASUREMENTS

Certain assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2011 are measured in accordance with FASB ASC Topic 820-10-05, Fair Value Measurements.  FASB ASC Topic 820-10-05 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements.

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

The following table summarizes our financial instruments measured at fair value as of December 31, 2011 (in thousands):

	December 31, 2011 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents – United States	$4,870	$4,870	$–	$–
Cash and equivalents - Foreign currency	10	10	–	–

Total assets	$4,880	$4,880	$–	$–

Derivative Liabilities:
Warrant liability (2)	$105	$–	–	$105
Due to Lican (1)	--	–	$–	--

Total liabilities	$105	$–	$–	$105

The following table summarizes our financial instruments measured at fair value as of December 31, 2010 (in thousands):

	December 31, 2010 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents – United States	$3,788	$3,788	$–	$–
Cash and equivalents - Foreign currency	39	39	–	–

Total assets	$3,827	$3,827	$–	$–

Derivative Liabilities:
Warrant liability (2)	$332	$–	–	$332
Due to Lican (1)	172	–	$–	172

Total liabilities	$504	$–	$–	$504

(1)
Thisamount has been reduced to zero in 2011 as a result of the Steve Livneh settlement (See Note 12). At December 31, 2010 this amount was based upon the probable realization of 75,000 out of a possible 150,000 contingent shares related to the Lican Developments Ltd. Asset Purchase Agreement, which was valued at the adjusted current fair value market share price.

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

The warrants are valued using a binomial lattice valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in this model at inception and as of December 31, 2011 included an expected life of 4 years, an expected dividend yield of zero, estimated volatility of 47%, and risk-free rates of return of 0.2%. For the risk-free rates of return, we use the published yields on zero-coupon Treasury Securities with maturities consistent with the remaining term of the warrants and volatility is based on a weighted average of the historical volatility of our stock price and peer company stock price volatility. We also take into consideration a probability assumption for anti-dilution.

Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)  (in thousands):

Description	Year Ended December 31, 2011	Year Ended December 31, 2010

Beginning balance	$504	$218
Purchases, issuances, and settlements	--	799
Reduced Lican liability from settlement	(111)	--
Total gain included in earnings (3)	(288)	(513)

Ending Balance	$105	$504

(3)
Gains for the period ended December 31, 2011 related to the revaluation of equity based liabilities. The gains related to the warrant liability portion were calculated from the date of the warrant issuance (April 18, 2010) through December 31, 2011. These gains and losses are reflected in our consolidated statements of operations as a component of other income (expense).

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

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other an update that amends the accounting guidance on goodwill impairment testing. The amendments in this accounting standard update are intended to reduce complexity and costs by allowing an entity the option to first assess qualitative factors in its evaluation about the likelihood of goodwill impairment to determine whether it is necessary to perform the two-step quantitative goodwill impairment test of a reporting unit. In addition the amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. ASU No. 2011-08 is effective for our fiscal years beginning after January 1, 2012 with early adoption permitted. We do not expect it to have a material impact on our consolidated financial statements.

We have reviewed all other recently issued standards and have determined they will not have a material impact on our consolidated financial statements, or do not apply to our operations.

NOTE 8. LINE OF CREDIT

Line of Credit

We have an $6 million secured revolving line of credit facility with PNC Bank N.A., which at December 31, 2011 had a zero balance. Advances under the $6 million line of credit are due on demand and bear interest at a rate of daily LIBOR plus 1.75% and are secured by a perfected first security interest in our inventory and accounts receivable.

In addition we have a separate additional credit facility with PNC Bank N.A. for up to $1 million specific to financing new equipment purchases. This credit facility provides for a 1 year draw up to the conversion date of October 31, 2012.  Prior to the conversion date amounts outstanding will bear an interest rate of daily LIBOR plus 2.25%.  Once the note is converted the term will be 5 years and will bear an interest rate of daily LIBOR plus 2.50%. The note would be secured by a perfected first security interest in the new equipment purchased.

Subsequent available borrowings for both these credit facilities is subject to a borrowing base utilizing a percentage of eligible receivables, inventories, and any assigned cash along with certain financial ratios, specifically maintaining: a ratio of total funded debt to EBITDA of less than 3.25 to 1.0 and a ratio of minimum Fixed Charge of 1.5 to 1.0 measured on a rolling four quarter basis.

At December 31, 2011 we were in compliance with the loan covenants and ratios of both the credit facilities. According to our most recent borrowing base calculation, we had approximately $3.0 million total availability under the $6 million credit line, of which we currently have a zero balance. We also have available approximately $1.0 million under the equipment line of credit.

Mortgage Note Payable

We currently have approximately $3.5 million borrowed under industrial revenue bonds which we previously used for the purchase and renovation of our Clearwater, Florida facility. During 2011 these bonds were refinanced through PNC Bank N.A. The bonds, which are being amortized over a 20-year term, balloon in November 2018 and bear interest at a fixed interest rate of 5.6%.  Scheduled maturities of this indebtedness are shown below:

	Years Ending December 31,
	2012	2013	2014	2015	2016	Thereafter
Mortgage scheduled maturities	$130	$137	$145	$153	$162	$2,823

NOTE 9. TAXES AND NET OPERATING LOSS CARRYFORWARDS

During 2010, our 2008 and 2009 federal tax returns were selected for examination by the United States Internal Revenue Service (“the IRS”). The exam was concluded in March, 2011. As a result of the IRS exam, our federal net operating loss carryforwards were reduced by approximately $350,000 and R&D credits were reduced by approximately $55,000.

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. The tax effects of these temporary differences representing the components of deferred tax assets (liabilities) at December 31 were approximately as follows (in thousands):

	2011	2010
Deferred tax assets, current:
U.S. net operating loss carryforwards	$980	$1,011
State net operating loss carryforwards	176	189
Research and development credits	774	743
AMT credits	73	73
Asset impairment	--	486
Accounts receivable	16	5
Inventory	1	2
Charitable	9	4
Accrued expenses	56	72
Unrecognized tax benefit liability for current temporary differences	--	--
Accrued Settlement	593	--
Non-current estimate of loss and credit carryforwards	(2,178)	(2,185)
Total deferred tax assets, current	500	400

Deferred tax assets, non-current:
Loss and credit carryforwards	2,178	2,185
Stock based compensation	70	49
Total deferred tax assets, non- current	2,248	2,234

Deferred tax liabilities, non-current:
Property and equipment	(422)	(410)
Intangibles	(254)	(217)
Unrecognized tax benefit liability for non-current temporary differences	(63)	(74)
Total deferred tax liabilities, non- current	(739)	(701)

Net non-current deferred income tax asset	$1,509	$1,533

Pursuant to ASC 740, we must consider all positive and negative evidence regarding the realization of deferred tax assets, including past operating results and future sources of taxable income. U.S. net operating losses will begin to expire in years beginning in 2019.

We have adopted the provisions of FIN48, now under ASC 740. Under ASC 740, the impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained. All of our positions arise from taxable temporary differences and, as such, the liability has been recognized in the net deferred tax asset, current and non-current items to which they relate.  The calculated amount of penalties and interest related to these timing differences were immaterial at December 31, 2011 and 2010.  In addition, because the amounts are related to temporary timing differences, there would be no material impact on our effective tax rate if recognized.

Below is a reconciliation of the statutory federal income tax rate to our effective tax rate for the fiscal years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Federal Tax Provision	34.0%	34.0%	34.0%
State taxes (net of federal benefit)	(32.0%)	4.3%	2.6%
Stock based compensation*	(27.8%)	0.5%	(15.9%)
Research and development credits*	(78.0%)	5.0%	(12.8%)
Warrant Gains	(372.4%)	-	-
Meals and Entertainment	39.1%	-	-
Other	-	(6.1%)	2.3%
	(437.1%)	37.7%	10.2%

* Net of IRS Exam adjustments for 2010

NOTE 10. RETIREMENT PLAN

The Company provides a tax-qualified profit-sharing retirement plan under section 401k of the Internal Revenue Code for the benefit of eligible employees with an accumulation of funds for retirement on a tax-deferred basis and provides for annual discretionary contribution to individual trust funds.

All employees are eligible to participate. The employees may make voluntary contributions to the plan up to the maximum percentage allowed by the Internal Revenue Code. Vesting in employee matching contributions is graded and depends on the years of service. After three years from their date of hire, the employees are 100% vested.  The Company makes matching contributions of 50% of the employee contributions up to a total of 3% of participant payroll. During 2009 and throughout 2011 the Company’s management suspended the matching contribution as a cost cutting measure.

The Company’s contributions and expense during 2011, 2010 and 2009 approximated zero, zero and $6,960, respectively.

NOTE 11. OTHER RELATED PARTY TRANSACTIONS

Compensation of Non-Employee Directors

We compensate our board members with a combination of both stock options and cash payments. During the year ended December 31, 2011, we granted 15,000 stock options to new board members having a fair value of approximately $20,250 and we paid $20,000 in cash amounts to our independent directors as consideration for their service on our Board of Directors. We pay $1,000 cash for in person board meetings and $500 cash payments for telephonic board meetings. Prior to 2011, we compensated our board members with stock options only.  For the years ended December 31, 2010 and 2009, we granted 64,160 and 37,500 stock options with a fair value of approximately $62,900 and $131,200, respectively.

Research and Development Consulting Services

A relative of Bovie’s Director of Strategic Development is considered a related party. Arik Zoran, is a consultant of the Company doing business as AR Logic, Inc., which is a consulting firm owned by Arik Zoran, Mr. Citronowicz’s brother. During January 2011, we entered into a three year consulting services agreement with AR Logic that provides for a monthly retainer for engineering support for our existing generator product line and a separate hourly based fee structure for additional consulting related to new product lines. The consulting rates are consistent with rates of an arms length transaction. AR Logic was paid consulting fees of approximately $171,700 during 2011. Previous to 2011, Mr. Zoran was an employee in charge of the engineering department and was paid inclusive of benefits $192,014, and $188,363 for 2010 and 2009, respectively.

A second relative of Bovie’s Director of Strategic Development is considered a related party. Yechiel Tsitrinovich is also a brother of Mr. Citronowicz, and acts as a consultant to the Company related to research and development of certain products. Mr. Tsitrinovich has a royalty contract with us related to the creation and design of a proprietary technology that is used in some of our generators. Mr. Tsitrinovich was paid a combination of consulting fees and royalties on previous product designs approximating $85,310, $65,654, and $82,558 for 2011, 2010, and 2009, respectively.

Professional Services

A director of Bovie is president and a shareholder of Ronin Consulting Group, Inc., a company which provides various financial and analytical project consulting services to Bovie. Ronin Consulting Group, Inc. was paid fees approximating $80,000, $80,000 and $99,800 during 2011, 2010 and 2009, respectively.

A second director of Bovie provides consulting services related to research and development of certain products and was paid fees approximating $30,000 during 2011, 2010, and 2009, respectively.

Related party transactions and contracts are reviewed by our independent audit committee.

NOTE 12. OTHER COMMITMENTS AND CONTINGENCIES

Property and Rental Agreements

We are obligated under an operating lease for a manufacturing and warehouse facility in St. Petersburg, Florida which lease requires monthly payments of approximately $14,000, and expires on October 31, 2013. We also lease a separate warehouse facility in Clearwater (under a month-to-month arrangement requiring monthly payments of approximately $1,600), and our executive offices in New York (under a month-to-month arrangement requiring monthly payments of approximately $1,500).

The following is a schedule of approximate future minimum lease payments under operating leases as of December 31, 2011 (in thousands):

2012	$256
2013	228
2014	12

Total	$496

Rent expense for the years ended December 31, 2011, 2010 and 2009 approximated $256,000, $281,000 and $283,000, respectively.

Purchase Commitments

At December 31, 2011, we had non-cancelable purchase commitments for inventories totaling approximately $3.8 million, substantially all of which is expected to be purchased by the end of 2012.

Employment Agreements

At December 31, 2011, we were obligated under three employment agreements which have expiration dates between June 2013 and March 2014. Approximate future minimum payments under these agreements are as follows as of December 31, 2011 (in thousands):

2012	611
2013	591
2014	46

Total	$1,248

During 2011 we terminated Leonard Keen as our V.P. and General Counsel. The termination of Mr. Keen’s employment is presently the subject of litigation (See “Litigation” below). The agreements with our Chief Executive Officer, as well as our President and Chief Sales and Marketing Officer contain the following provisions:
●	Clauses that allow for continuous automatic extensions of one year unless timely written notice terminating the contract is provided to such officers (as defined in the agreements).

●
Clauses which require the Company to make lump sum payments to such officers equal to three times their salary and bonus in effect at the time of any change in control and/or breach of the agreements by the Company.  The 2012 base salaries for these two officers are expected to approximate $496,000, and such amounts may increase by 7.5% per year.

Litigation

Medtronic Settlement

On March 3, 2011, we entered into a settlement agreement related to the legal action with Salient Surgical Technologies, Inc. and Medtronic, Inc (the “Plaintiffs”). The settlement called for us and related parties to immediately exit and not enter into the monopolar and bipolar saline-enhanced RF device business (including SEER™ and BOSS™) worldwide through February 2015. In exchange, Salient made a one-time payment to us of $750,000. As a condition, we will not be able to sell certain finished products, which as of the settlement date amounted to approximately $100,000 of our inventory.  We reserved for approximately $87,000 of our inventory related to the products in this settlement in the first quarter of 2011. The terms also include a provision outlining a possible OEM contract manufacturing relationship between Salient and our Company. We currently have a longstanding OEM contract manufacturing agreement with Medtronic for advanced electrosurgical generators. We have given Medtronic notice that the agreement terminated as of December 31, 2011, with final deliveries occurring in 2012. We will continue to service the generators sold during this contract for the next five years. We anticipate sales of accessories and spare parts to continue into the future.

Livneh/Lican Development Settlement

On July 9, 2010, we filed a complaint in the United States District for the Middle District of Florida (Tampa division) naming Steven Livneh, (“Livneh”) who at the time was a director of the Company, and two of his related entities as defendants. In our complaint, we were seeking, among other things, a declaratory judgment from the Court concerning our rights under certain agreements entered into with the defendants in 2006 in connection with our acquisition of certain assets and technology, including intellectual property relating to our Seal-N-Cut™ product. We were also seeking damages for breach of contract, breach of fiduciary duty by Livneh relating to his service as an officer and director of the Company, tortious interference with contractual relations, defamation, slander of title and injunctive relief. Livneh filed a motion seeking to (a) dismiss the complaint or, in the alternative, to (b) transfer venue. On December 20, 2010, the court issued an order dismissing without prejudice five of our fifteen claims, due to New York being defined in the forum selection clauses in two of the underlying contracts with Livneh.  The Company re-filed these five claims in federal court in New York. Livneh’s motion to dismiss the remaining claims in Florida was denied and the venue was not transferred.

On January 10, 2011, defendant Livneh filed a counter-complaint/third party complaint against us, our CEO, and our COO, alleging fraud, fraud in the inducement, fraudulent misrepresentation, breach of fiduciary duty, negligent misrepresentation, innocent misrepresentation, breach of contract, tortuous interference, shareholder derivative, defamation, breach of good faith and fair dealing, violation of the Uniform Trade Secrets Act, and violation of the Florida Whistleblower’s Act, and seeking rescission and a declaratory judgment. In addition to the foregoing relief, defendant also sought reinstatement of Mr. Livneh to the Company’s board of directors, issuance of certain shares of unrestricted stock, compensatory, actual and/or special damages, punitive and/or exemplary damages, and attorney’s fees and costs.

In December 2011, a settlement related to the above Livneh litigation was structured and subsequently entered into on February 22, 2012. Under the terms of the Settlement Agreement (the “Settlement Agreement”), the Company will, among other things, perform the following:  (i) make a $250,000 lump sum payment to Livneh ($50,000 of which was previously recorded and expensed), (ii) make 18 installment payments to Livneh in the amount of $23,222.22 per month, (iii) reimburse Livneh for all unpaid expenses that Livneh incurred on behalf of the Company during the period of his employment and/or consultancy (from October 1, 2006 through August 11, 2010), (iv) pay Livneh $14,700, which represents the balance of the amounts due to Henvil Corp. Ltd. under a certain bill of sale, dated April 12, 2010, (v) transfer to Livneh the title of a certain automobile, (vi) transfer to Livneh all of the Company’s right and interest in certain Intellectual Property (as defined in the Settlement Agreement) pertaining to the Modular Ergonomic Grip (“MEG”), Modullion, RF Skin Resurfacing, Scannula, Double Jaw Forceps and Tip-On-Tube designs and trade name (collectively, the “Assigned Patents”), (vi) transfer to Livneh certain parts for the MEG device, (vii) grant Livneh an exclusive license to produce, market and sell the Seal-N-Cut device in the People’s Republic of China, (viii) pay to Livneh royalty payments of 3% on the Company’s Net Sales (as defined in the Settlement Agreement) of the Seal-N-Cut device outside the People’s Republic of China, and (ix) pay to Livneh a one-time royalty payment of 5% upon the closing of any sale by the Company of its right or interest in any Intellectual Property pertaining to the Seal-N-Cut device.  To secure the Company’s obligations, the Company granted Livneh a security interest in all of its rights and interest of the Company in the Seal-N-Cut device, including all Intellectual Property pertaining thereto. Since the loss was quantifiable and known in December 2011, we recognized this settlement loss in 2011 and all payments hereunder were accrued during the fourth quarter.

In exchange, Livneh will, among other things, perform the following: (i) pay to the Company royalty payments of 3% on Livneh’s Net Sales of the Assigned Patents, excluding any Net Sales of the RF Skin Resurfacing or Tip-On-Tube, (ii) pay to the Company a one-time royalty payment of 5% upon the closing of any sale by Livneh, Henvil or Lican Development Ltd. of their right or interest in any Intellectual Property pertaining to the Assigned Patents, and (iii) pay to the Company royalty payments of 3% on Livneh’s Net Sales of the Seal-N-Cut device in the People’s Republic of China.

As a result of the Settlement Agreement, the Company has recorded an expense in the fourth quarter of 2011 of approximately $737,000 for the transfer of the MEG and the Modullion intellectual property.  The Company has also accrued expenses in approximate amounts for the transfer of related inventory and molds of  $194,000 and an additional $27,000 for other various expenses.

The Settlement Agreement contains no admission of liability or wrongdoing by the Company, Mr. Andrew Makrides, the Company’s Chief Executive Officer, Mr. Moshe Citronowicz, the Company’s Director of Strategic Development, Livneh, Henvil or Lican.  Pursuant to the Settlement Agreement, the Company, Mr. Makrides, Mr. Citronowicz, Livneh, Henvil and Lican agreed to dismiss the litigation with prejudice and they fully and finally released all claims known and unknown, foreseen and unforeseen, which they had against each other through the date of the Settlement Agreement.

Eisenstein Settlement

On June 10, 2011, we signed a settlement agreement related to the legal action involving Dr. David Eisenstein, MD under which we paid $53,500 to Dr. Eisenstein and an additional $20,000 directly to his legal counsel for legal fees. In exchange, Dr. Eisenstein surrendered his 5,000 stock options and both parties signed a general release and dismissal.

Stockholder Derivative Action

In September 2011, we were served in a purported stockholder derivative action that was filed in the United State District Court for the Middle District of Florida against the Company and certain of its present and former officers and directors. The complaint asserts, among other things, breach of fiduciary duties and bad faith in relation to the management of the Company. The complaint seeks, among other things, unspecified compensatory damages and various forms of equitable relief. The allegations in the derivative action appear to be based largely on the January 10, 2011 Livneh counterclaim described above. We are reviewing the allegations in the complaint and  investigating whether there is a collusive connection between the derivative action and the pending lawsuit with Livneh. We believe the allegations to be frivolous and without merit and we intend to defend the action vigorously. The outcome of this matter is uncertain, no range of potential loss can be estimated and accordingly no effect has been given to any loss that may result from the resolution of this matter in the accompanying consolidated financial statements.

Keen Action

In February 2012 we received notice that an action had been commenced against us in United States District Court for the Middle District of Florida, by Leonard Keen our former Vice President and General Counsel,  related to his termination on December 9, 2011 and associated employment contract. Mr. Keen is demanding amounts outlined under his employment contract which provided for the payment of a base annual salary of not less than $187,500 as well as certain other payments and benefits. The employment agreement also provided for the payment, under certain circumstances, of a lump sum severance payment equal to three times base compensation plus certain other payments and benefits as set forth in the employment agreement under severance payment. Mr. Keen also asserts a claim concerning an alleged violation of Florida’s “Whistle Blower’s Act” and seeks specific performance of certain indemnification rights under his employment agreement. We believe we have meritorious defenses against Mr. Keen’s claims and will vigorously defend this action. The outcome of this matter is uncertain and accordingly no effect has been given to any loss that may result from the resolution of this matter in the accompanying consolidated financial statements, however the range of potential loss is zero to approximately $600,000 plus possible attorney fees which are not determinable at this time.

In addition to the above, in the normal course of business, we are subject, from time to time, to legal proceedings. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of December 31, 2011. These matters could affect the operating results of any one or more quarters when resolved in future periods.

We expense costs of litigation related to contingencies in the periods in which the costs are incurred.

NOTE 13. GAIN FROM LEGAL SETTLEMENT

On March 3, 2011, we entered into a settlement agreement related to the legal action with Salient Surgical Technologies, Inc. and Medtronic, Inc. The settlement called for us and related parties to immediately exit and not enter into the monopolar and bipolar saline-enhanced RF device business (including SEER™ and BOSS™) worldwide through February 2015. In exchange, Salient made a one-time payment to us of $750,000. As a condition, we will not be able to sell certain finished products, which as of the settlement date amounted to approximately $100,000 of our inventory.  We reserved for approximately $87,000 of our inventory related to the products in this settlement in the first quarter of 2011. The terms also include a provision outlining a possible OEM contract manufacturing relationship between Salient and our Company. We currently have a longstanding OEM contract manufacturing agreement with Medtronic for advanced electrosurgical generators. We have given Medtronic notice that the agreement terminated as of December 31, 2011, with final deliveries occurring in 2012. We will continue to service the generators sold during this contract for the next five years. We anticipate sales of accessories and spare parts to continue into the future.

NOTE 14. STOCK OPTIONS

On October 30, 2007, our stockholders approved and the Board of Directors adopted an amendment to the 2003 Executive and Employee Stock Option Plan (the “Plan”) to increase the maximum aggregate number of shares of common stock reserved for issuance under the  Plan from 1.2 million shares (already reserved against outstanding options) to 1.7 million shares. Except for the increase in the number of shares covered by the Plan, the Plan remained otherwise unchanged. In 2001, the Board of Directors adopted the 2001 Executive and Employee Stock Option Plan which reserved for issuance 1,200,000 stock options. Stock options typically have a ten-year life and currently vest over a seven year period.

As of December 31, 2011, there was approximately $450,000 of total unrecognized compensation costs related to outstanding stock options, which is expected to be recognized over a period of 5 years.

The status of our stock options and stock awards are summarized as follows:

	Number Of Options	Weighted Average Exercise Price

Outstanding at December 31, 2009	1,741,525	$3.61

Granted	264,160	$4.67
Exercised	(46,000)	$0.89
Cancelled	(11,425)	$7.33
Outstanding at December 31, 2010	1,948,260	$3.61

Granted	25,000	$2.81
Exercised	(69,000)	$0.57
Cancelled	(371,414)	$3.52
Outstanding at December 31, 2011	1,532,846

Exercisable at December 31, 2011	1,195,112	$3.53

The following table summarizes information about our options outstanding at December 31, 2011:

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Options Exercisable

$0.70	35,000	2 years	35,000
$0.75	21,500	1 – 2 years	21,500
$1.30	25,000	2 years	25,000
$2.13	125,000	3 years	125,000
$2.25	322,500	4 years	322,500
$2.41	40,000	3 years	40,000
$2.93	35,000	4 years	35,000
$2.95	2,500	3 years	2,500
$3.25	331,700	2 years	331,700
$6.93	20,000	5 years	20,000
$7.10	12,125	7 years	9,982
$7.18	50,000	8 years	50,000
$7.33	136,075	8 years	59,406
$7.68	7,500	7 years	4,286
$8.66	97,857	7 years	57,143
$6.60	500	8 years	500
$8.32	68,214	8 years	20,000
$7.85	7,500	8 years	2,143
$6.00	30,000	9 years	-
$7.45	14,286	9 years	14,286
$3.08	10,000	9 years	1,429
$2.46	65,589	9 years	10,594
$1.89	50,000	9 years	7,143
$2.80	10,000	10 years	-
$2.81	15,000	10 years	-
	1,532,846		1,195,112

The number and weighted average grant-date fair values of options non-vested at the beginning and end of 2011, as well as options granted, vested and forfeited during the year was as follows:

	Number Of Options	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2011	503,990	$2.51
Granted in 2011	25,000	$1.32
Vested in 2011	(90,542)	$2.74
Forfeited in 2011	(100,714)	$3.33

Nonvested at December 31, 2011	337,734	$2.12

Common shares required to be issued upon the exercise of stock options and warrants would be issued from our authorized and unissued shares.

The grant date fair value of options granted in 2011 was estimated on the grant date using a binomial lattice option-pricing model and the following assumptions: expected volatility of 41-42%, expected term of 7 years, risk-free interest rate of 1.8-2.6%, and expected dividend yield of 0%.

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

Expected volatility is based on a weighted average of the historical volatility of the Company's stock and peer company volatility. The weighting percentages relative to our stock and the peer group was adjusted in 2010 to a 50%/50% weighting as management determined that sufficient price history reflecting the true volatility existed for our stock. Previous to 2010 we used a weighting of 75% to 25% in favor of the peer group as our price history contained large erratic price swings that were not indicative of our true volatility. Our peer group has remained the same throughout our calculations year over year. The average expected life was calculated using the simplified method as we believe we do not have sufficient history. The risk-free rate is based on the rate of U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the options. The Company uses historical data to estimate pre-vesting forfeiture rates.

As of December 31, 2011, the aggregate intrinsic value of all stock options outstanding and expected to vest was approximately $111,000 and the aggregate intrinsic value of currently exercisable stock options was approximately $101,000.  The intrinsic value of each option share is the difference between the fair market value of BVX common stock and the exercise price of such option share to the extent it is “in-the-money”.  Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day.  The intrinsic value calculation is based on the $2.12 closing stock price of BVX Common Stock on December 31, 2011, the last trading day of 2011.  The total number of in-the-money options outstanding and exercisable as of December 31, 2011 was approximately 89,000.

The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was approximately $157,000, $198,000 and $1,097,000, respectively.  Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option holder to exercise the options.  The total cash proceeds received from the exercise of stock options was approximately zero, $9,000 and $79,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

The total fair value of options granted during the years ended December 31, 2011, 2010 and 2009 was approximately $33,000, $496,000 and $299,000, respectively. The total fair value of option shares vested during the years ended December 31, 2011, 2010, and 2009 was approximately $248,000, $121,000 and $177,000, respectively.

During the year ended December 31, 2011, we issued 54,744 common shares in exchange for 69,000 employee and non-employee stock options and 14,256 common shares (via a stock swap). Net proceeds from the issuance of common shares along with the shares received in the stock swap exercises were zero for the year ended December 31, 2011.

Stock compensation cost recognized for the years ended December 31, 2011, 2010 and 2009 was approximately $132,000, $163,000 and $136,000, respectively. As of December 31, 2011, there was approximately $450,000 of total unrecognized stock-based compensation cost, related to unvested stock options granted under the Amended Plan.  This cost is expected to be recognized over a weighted-average period of approximately 4 years.

Allocation of stock based compensation expense for the fiscal years ended December 31, 2011, 2010 and 2009 was as follows (in thousands):

	2011	2010	2009

Cost of sales	$16	$16	$30
Research and development	11	33	32
Salaries and related costs	105	114	74

Total	$132	$163	$136

NOTE 15. GEOGRAPHIC AND SEGMENT INFORMATION

Through 2010, we had two reportable business segments, our main operations, Bovie Medical Corporation located in the United States and Bovie Canada ulc, our Canada operations located in Windsor, Canada. During 2010 we closed the Canadian facility and consolidated the operations to the parent company located in Clearwater, Florida: therefore the 2010 amounts represent only a partial year for Bovie Canada ulc. Because Bovie Canada ulc operations represented a loss greater than 10% of our consolidated net income (on an absolute value basis) we are required to report certain information broken out by segment in the table listed below for the years ended December 31, 2010, and 2009 (in thousands).

	Bovie Medical Corp 2010	Bovie Canada 2010	Bovie Medical Corp 2009	Bovie Canada 2009

Sales, net	$24,189	$41	$26,768	$185
Gross profit	$10,088	$(100)	$11,713	$142
Operating expenses	$12,499	$241	$10,298	$842
Net income (loss)	$(1,194)	$(341)	$1,295	$(700)

While international sales in 2011, 2010 and 2009 were 21%, 21% and 16.5% of sales, respectively, substantially all of these sales are denominated in U.S. dollars.

NOTE 16. SELECTED QUARTERLY INFORMATION (UNAUDITED)

The following table sets forth certain unaudited quarterly data for each of the four quarters in the years ended December 31, 2011, and 2010, respectively. The data has been derived from the Company's unaudited consolidated financial statements that, in management's opinion, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information when read in conjunction with the Consolidated Financial Statements and Notes thereto.  The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

	First	Second	Third	Fourth
Year ended December 31, 2011	Quarter	Quarter	Quarter	Quarter
Total revenue	$6,154	$6,841	$6,256	$6,158
Gross profit	$2,433	$3,045	$2,606	$2,646
Net income (3)	$492	$429	$63	$(875)
Diluted earnings (loss) per share (1)	$0.03	$0.02	$0.00	$(0.05)
Year ended December 31, 2010
Total revenue	$5,599	$5,897	$6,501	$6,233
Gross profit	$2,285	$2,316	$2,704	$2,683
Net income (2)	$(226)	$56	$4	$(1,369)
Diluted earnings per share (1)	$(0.01)	$0.00	$0.00	$(0.08)

(1)	Quarterly income (loss) per share may not equal the annual reported amounts.
(2)	Fourth quarter loss was mainly a result of an asset impairment recognized during the quarter.
(3)	Fourth quarter loss was mainly the result of recognizing a legal settlement loss.

NOTE 17. OTHER SUBSEQUENT EVENT

In February 2012 we received 510k clearance from the Food and Drug Administration (FDA) to market our J-Plasma™ handpiece with retractable cutting feature for soft tissue coagulation during surgery. The handpiece will be powered by our GS electrosurgical generator, which has prior 510k market clearance.

EXHIBIT INDEX

3.1	Articles of Incorporation of the Registrant (Incorporated by reference to Registrant's report on Form 10-K/A filed March 31, 2011)
3.2	Bylaws of the Registrant (Incorporated by reference to Registrant's report on Form 10-K/A filed March 31, 2011)
4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 filed November 24, 2004)
10.1	2001 Statutory and Non-Statutory Stock Option Plan (Incorporated by reference to Registrant’s Registration Statement on Form S-8 filed July 16, 2001)
10.2	2003 Key Services Stock Option Plan (Incorporated by reference to Registrant’s Registration Statement on Form S-8 filed May 12, 2006)
10.3	Original Equipment Manufacturer Agreement between Arthrex, Inc. and Bovie Medical Corp. dated as of June, 2002
10.4	Distribution Agreement between Bovie Medical Corporation and Boston Scientific dated October 6, 2006 amended and as re-filed, inclusive of Exhibit A
10.5	First Amendment to Distribution Agreement between Boston Scientific Corporation and Bovie Medical Corporation August 23, 2007, as re-filed
10.6	Termination Purchase and License Agreement between Boston Scientific Corporation and Bovie Medical Corporation dated April 29, 2008 as amended and re-filed, inclusive of Exhibit A
10.7	First Amendment to Manufacturing and Development Agreement dated August 24, 2007 between Bovie Medical Corporation and Arthrex, Inc.
10.8	First Amendment to OEM Agreement between Arthrex, Inc. and Bovie Medical Corp. dated as of July, 2007
10.9	Employment Agreement effective January 1, 1998 between Bovie Medical Corporation and Andrew Makrides (Incorporated by reference to Registrant’s report on Form 10KSB/A filed July 15, 2005)
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

10.14	Amended Employment Agreement dated January 15, 2006 between J. Robert Saron and Bovie Medical Corporation
10.15	Employment Agreement dated June 18, 2007 between Bovie Medical Corporation and Gary Pickett
10.16	Modification Agreement by and between Bovie Medical Corporation and RBC Bank (USA) dated December 2, 2009 (Incorporated by reference to the Registrant’s report on Form 8-K filed on March 15, 2010)
10.17
Loan Agreement between Pinellas County Industrial Development Authority and Bovie Medical Corporation dated as of November 1, 2008 (Incorporated by reference to the Registrant’s report on Form 8-K/A filed May 12, 2009)

10.18
Memorandum of Agreement between Pinellas County Industrial Development Authority & Bovie Medical Corporation dated November 13, 2008 (Incorporated by reference to the Registrant’s report on Form 8-K/A filed May 12, 2009)

10.19	Letter of Credit Agreement between Bovie Medical Corporation and RBC Bank (USA) dated as of November 13, 2008 (Incorporated by reference to the Registrant’s report on Form 8-K/A filed May 12, 2009)
10.20
Securities Purchase Agreement, dated April 18, 2010, by and among Bovie Medical Corporation and the investors listed on the Schedule of Buyers attached thereto (Incorporated by reference to the Registrant’s report on Form 8-K filed April 20, 2010)

10.21
Form of Registration Rights Agreement by and among Bovie Medical Corporation and the investors listed on the signature pages thereto (Incorporated by reference to the Registrant’s report on Form 8-K filed April 20, 2010)

10.22	Form of Warrant issued to the Buyers under the Securities Purchase Agreement (Incorporated by reference to the Registrant’s report on Form 8-K filed April 20, 2010)
10.23	Form of Warrant issued to Rodman & Renshaw, LLC and Gilford Securities Inc. (Incorporated by reference to the Registrant’s report on Form 8-K filed April 20, 2010)
10.24	First Amendment to Loan Agreement, dated October 31, 2011, by and between the Company and Pinellas County Industrial Development Authority (filed herewith)
10.25	Credit Agreement dated October 31, 2011, by and between the Company and PNC Bank, National Association (filed herewith)
10.26	Revolving Loan Agreement, dated October 31, 2011, by and between the Company and PNC Bank, National Association (filed herewith)
10.27	Non-Revolving Equipment Line of Credit Note, dated October 31, 2011, by and between the Company and PNC Bank, National Association (filed herewith)
10.28	Revolving Line of Credit Note, dated October 31, 2011, by and between the Company and PNC Bank, National Association (filed herewith)
10.29	Equipment Line Loan Agreement, dated October 31, 2011, by and between the Company and PNC Bank, National Association (filed herewith)
10.30	Security Agreement (Revolving Loan), dated October 31, 2011, by and between the Company and PNC Bank, National Association (filed herewith)
10.31	Security Agreement (Equipment Loan), dated October 31, 2011, by and between the Company and PNC Bank, National Association (filed herewith)
10.32	Security Agreement (Bond Swap), dated October 31, 2011, by and between the Company and PNC Bank, National Association (filed herewith)
10.33	Mortgage and security Agreement, dated October 31, 2011, by and between the Company and New York Mellon Trust Company, N.A. (filed herewith)
10.34	Assignment of Rents, Leases and Profits, dated October 31, 2011, by and between the Company and New York Mellon Trust Company, N.A. (filed herewith)
10.35	Environmental Indemnity Agreement, dated October 31, 2011, by and between the Company and New York Mellon Trust Company, N.A. (filed herewith)
10.36
Settlement Agreement, dated March 3, 2011, by and among Bovie Medical Corporation, Salient Surgical Technologies, Inc. and Medtronic, Inc. (Incorporated by reference to the Registrant’s report on Form 10-Q filed May 12, 2011.

14.1	Bovie Medical Corporation Code of Ethics (Incorporated by reference to Registrants filed herewith)
21.1	List of Subsidiaries (filed herewith)

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.1	Financial Statements from the Annual Report on Form 10-K of Bovie Medical Corporation as of and for the year ended December 31, 2011, formatted in XBRL.