Form 10-Q
period 2012-03-31
BOVIE MEDICAL CORP
filed 2012-05-15
CIK 719135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

The number of shares of the registrant's $.001 par value common stock outstanding on the NYSE Amex exchange as of May 1, 2012 was 17,770,791.

BOVIE MEDICAL CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2012

Index

PART I. FINANCIAL INFORMATION

ITEM 1:	CONSOLIDATED FINANCIAL STATEMENTS

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2012 AND DECEMBER 31, 2011
(in thousands)

Assets

	(Unaudited)
	March 31, 2012	December 31, 2011

Current assets:

Cash and cash equivalents	$4,119	$4,880
Trade accounts receivable, net	2,565	2,216
Inventories, net	8,041	8,178
Prepaid expenses and other current assets	1,121	710
Deferred income tax asset, net	500	500

Total current assets	16,346	16,484

Property and equipment, net	7,233	7,176
Brand name and trademark	1,510	1,510
Purchased technology, net	730	752
License rights, net	11	26
Deferred income tax asset, net	1,379	1,509
Other assets	778	783

Total assets	$27,987	$28,240

The accompanying notes are an integral part of the consolidated financial statements.

Index

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2012 AND DECEMBER 31, 2011
(CONTINUED) (in thousands)

Liabilities and Stockholders' Equity

	(Unaudited)
	March 31, 2012	December 31, 2011
Current liabilities:

Accounts payable	$722	$1,085
Accrued payroll	98	88
Accrued vacation	203	149
Current portion of mortgage note payable to bank	132	130
Current portion of settlement	279	587
Accrued and other liabilities	571	350

Total current liabilities	2,005	2,389

Bonds payable, net of current portion	3,385	3,420
Settlement liability, net of current portion	139	209
Derivative liabilities	122	105

Total liabilities	5,651	6,123

Commitments and Contingencies (see Note 10)

Stockholders' equity:

Preferred stock, par value $.001; 10,000,000 shares authorized; none issued or outstanding	--	--
Common stock, par value $.001 par value; 40,000,000 shares authorized; 17,768,198 and 17,760,724 issued and 17,625,119 and 17,617,645 outstanding on March 31, 2012 and December 31, 2011, respectively	18	18
Additional paid-in capital	25,388	25,356
Deficit	(3,070)	(3,257)

Total stockholders' equity	22,336	22,117

Total liabilities and stockholders' equity	$27,987	$28,240

The accompanying notes are an integral part of the consolidated financial statements.

Index

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(unaudited)

	Three Months Ended March 31,
	2012	2011

Sales	$6,733	$6,154
Cost of sales	3,937	3,721

Gross profit	2,796	2,433

Gain on legal settlement	--	750

Other costs and expenses:
Research and development	298	347
Professional services	295	344
Salaries and related costs	782	806
Selling, general and administrative	1,025	1,101

Total other costs and expenses	2,400	2,598

Income from operations	396	585

Change in fair value of liabilities, net	(17)	141
Interest (expense) income, net	(58)	(52)

Income before income taxes	321	674

Benefit (provision) for income taxes	(134)	(182)
Total benefit (provision) for income taxes - net	(134)	(182)

Net income	$187	$492

Earnings per share
Basic	$0.01	$0.03
Diluted	$0.01	$0.03

Weighted average number of shares outstanding- basic	17,622	17,575

Weighted average number of shares outstanding – dilutive	17,791	17,906

The accompanying notes are an integral part of the consolidated financial statements.

Index

 BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2011 AND THE PERIOD ENDED MARCH 31, 2012
(in thousands)

	Common Stock		Additional Paid-in
	Shares	Par Value	Capital	Deficit	Total

January 1, 2011	17,564	$18	$25,113	$(3,366)	$21,765

Options exercised	69	-	39	–	39

Stock based compensation	–	–	132	–	132

Stock swap to acquire options	(14)	-	(39)	–	(39)

Non-cash elimination of Lican restricted stock liability	--	--	111	--	111

Net income	–	–	–	109	109

December 31, 2011	17,619	18	25,356	(3,257)	22,117

Options exercised	10	–	7	–	7

Stock based compensation	–	–	32	–	32

Stock swap to acquire options	(3)	–	(7)	–	(7)

Net income	--	--	--	187	187

March 31, 2012 (unaudited)	17,626	$18	$25,388	$(3,070)	$22,336

The accompanying notes are an integral part of the consolidated financial statements

Index

 BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED) (in thousands)

	2012	2011
Cash flows from operating activities
Net income	$187	$492

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	224	229
Provision for (recovery of) inventory obsolescence	(28)	58
Stock based compensation	32	41
Change in fair value of liabilities	17	(141)
Provision (benefit) for deferred taxes	130	182
Changes in current assets and liabilities:
Trade receivables	(349)	(454)
Prepaid expenses	(411)	91
Inventories	165	144
Deposits and other assets	4	(35)
Accounts payable	(364)	(178)
Accrued and other liabilities	(93)	308
Net cash provided by (used in) operating activities	(486)	737

Cash flows from investing activities
Purchases of property and equipment	(243)	(75)
Net cash used in investing activities	(243)	(75)

Cash flows from financing activities
Repayments of long-term bond debt	(32)	(35)
Net cash used in financing activities	(32)	(35)

Net change in cash	(761)	627

Cash and cash equivalents, beginning of period	4,880	3,827

Cash and cash equivalents, end of period	$4,119	$4,454

Cash paid during the three months ended March 31, 2012 and 2011 for:
Interest	$58	$52
Income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements

Index

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 1.	BASIS OF PRESENTATION

Unless the context otherwise indicates, the terms “we,” “our,” “us,” “Bovie,” and similar terms refer to Bovie Medical Corporation and its consolidated subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared based upon SEC rules that permit reduced disclosure for interim periods.  For a more complete discussion of significant accounting policies and certain other information, please refer to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.  These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown, including normal recurring accruals and other items.  The results for the interim periods are not necessarily indicative of results for the full year.

Certain amounts in the March 31, 2011 and December 31, 2011 financial statements have been reclassified to conform to the presentation in the March 31, 2012 financial statements.

NOTE 2.	INVENTORIES

Inventories are stated at the lower of cost or market.  Cost is determined principally on the average cost method.  Inventories at March 31, 2012 and December 31, 2011 were as follows (in thousands):

	March 31, 2012	December 31, 2011

Raw materials	$4,665	$5,043
Work in process	2,049	1,865
Finished goods	1,850	1,822
Gross inventories	8,564	8,730
Less: reserve for obsolescence	(523)	(552)

Net inventories	$8,041	$8,178

NOTE 3.	INTANGIBLE ASSETS

At March 31, 2012 and December 31, 2011 intangible assets consisted of the following (in thousands):

	March 31, 2012	December 31, 2011

Trade name (life indefinite)	$1,510	$1,510

Purchased technology (9-17 yr life)	$1,441	$1,441
Less: accumulated amortization	(711)	(689)

Net carrying amount	$730	$752

License rights (5 yr life)	$316	$316
Less accumulated amortization	(305)	(290)
Net carrying amount	$11	$26

Amortization of intangibles, which is included in depreciation and amortization in the accompanying statements of cash flows was approximately $224,000 and $229,000 during the respective three month periods ended March 31, 2012 and 2011.

Index

NOTE 4.	NEW ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. The amendments in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. On January 1, 2012, ASU 2011-05 became effective. At this time, we do not have comprehensive income, therefore, the change did not affect our presentation nor our consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurements and Disclosures (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, mainly for level 3 fair value measurements. On January 1, 2012, ASU 2011-04 became effective. This amendment did not have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other an update that amends the accounting guidance on goodwill impairment testing. The amendments in this accounting standard update are intended to reduce complexity and costs by allowing an entity the option to first assess qualitative factors in its evaluation about the likelihood of goodwill impairment to determine whether it is necessary to perform the two-step quantitative goodwill impairment test of a reporting unit. In addition the amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. On January 1, 2012, ASU No. 2011-08 became effective. This update did not have a material impact on our consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11 which amended the disclosure requirements regarding offsetting assets and liabilities of derivatives, sale and repurchase agreements, reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The enhanced disclosures will require entities to provide both net and gross information for these assets and liabilities. The amendment is effective for fiscal years beginning on or after January 1, 2013. The Company does not anticipate that this amendment will have a material impact on its financial statements.

NOTE 5.	FAIR VALUE MEASUREMENTS

Certain assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2012 are measured in accordance with FASB ASC Topic 820-10-05, Fair Value Measurements.  FASB ASC Topic 820-10-05 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements.

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

Index

The following table summarizes our financial instruments measured at fair value as of March 31, 2012 (in thousands):

	March 31, 2012 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents – United States	$4,119	$4,119	$–	$–
Cash and equivalents - Foreign currency	--	--	–	–

Total assets	$4,119	$4,119	$–	$–

Liabilities:
Warrant liability (1)	$122	$–	$–	$122

Total liabilities	$122	$–	$--	$122

The following table summarizes our financial instruments measured at fair value as of December 31, 2011 (in thousands):

	December 31, 2011 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents – United States	$4,870	$4,870	$–	$–
Cash and equivalents - Foreign currency	10	10	–	–

Total assets	$4,880	$4,880	$–	$–

Liabilities:
Warrant liability (1)	$105	$–	$–	$105

Total liabilities	$105	$–	$–	$105

(1)	Refer to Warrants and Stockholders’ Equity (Note 6) for valuation assumptions.

Activity in our Level 3 Assets was as follows (in thousands):

Description	March 31, 2012	December 31, 2011

Beginning balance	$105	$504
Purchases, issuances, and settlements (Note 6)	--	--
Reduced Lican liability from settlement	--	(111)
Total loss (gain) included in earnings (3)	17	(288)

Ending Balance	$122	$105

(3)	Gains and losses for the periods related to the revaluation of equity based liabilities. These gains or losses are included in our consolidated statements of operations.

Index

NOTE 6.	WARRANTS AND STOCKHOLDERS’ EQUITY

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

The warrants are valued using a binomial lattice valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in this model at inception and as of March 31, 2012 included an expected life of 4 years remaining, an expected dividend yield of zero, estimated volatility range between 41%- 42%, and risk-free rates of return range between  1.7 - 1.8%, For the risk-free rates of return, we use the published yields on zero-coupon Treasury Securities with maturities consistent with the remaining term of the warrants and volatility is based on a weighted average of the historical volatility of our stock price and peer company stock price volatility. We also take into consideration a probability assumption for anti-dilution.

During the three months ended March 31, 2012, we issued 7,474 common shares in exchange for 10,000 non-employee stock options (via a stock swap). Net proceeds from the issuance of common shares along with the shares received in the stock swap exercises were zero for the three month period ended March 31, 2012.

NOTE 7.	EARNINGS PER SHARE (in thousands, except EPS)

We compute basic earnings per share (“basic EPS”) by dividing net income by the weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding (primarily stock options).  The following table provides the computation of basic and diluted earnings per share for the three month periods ending March 31, 2012 and 2011.

	Three Months Ended March 31,
(in thousands, except EPS)	2012	2011

Net income	$187	$492

Basic weighted average shares outstanding	17,622	17,575
Effect of potential dilutive securities	169	331
Diluted weighted average shares outstanding	17,791	17,906

Basic EPS	$0.01	$0.03

Diluted EPS	$0.01	$0.03

Index

For the three months ended March 31, 2012 and 2011, options and warrants to purchase approximately 1.2 million shares of common stock were excluded from the computation of diluted earnings per share because their effects were anti-dilutive.

NOTE 8.	STOCK-BASED COMPENSATION

Under our stock option plan, our board of directors may grant options to purchase common shares to our key employees, officers, directors and consultants.  We account for stock options in accordance with FASB ASC Topic 718, Compensation – Stock Compensation, with option expense amortized over the vesting period based on the binomial lattice option-pricing model fair value on the grant date, which includes a number of estimates that affect the amount of our expense. During the three months ended March 31, 2012, we expensed $31,552 in stock-based compensation.

Activity in our stock options during the period ended March 31, 2012 was as follows:

	Number Of Options (in thousands)	Weighted Average Exercise Price

Outstanding at December 31, 2011	1,533	$3.99

Granted	--	$--
Exercised	(10)	$0.70
Cancelled	--	$--

Outstanding at March 31, 2012	1,523	$4.01

There were no stock options granted during the first three months of 2012, however the grant date fair value of options previously granted were estimated on the grant date using a binomial lattice option-pricing model and the following assumptions: expected volatility range between 40-45%, expected term of between 5-7 years, risk-free interest rate range between 0-2.7%, and expected dividend yield of 0%.

Expected volatility is based on a weighted average of the historical volatility of the Company's stock and peer company volatility. The weighting percentages relative to our stock and the peer group was adjusted in 2010 to a 50%/50% weighting as management determined that sufficient price history reflecting the true volatility existed for our stock. Previous to 2010 we used a weighting of 75% to 25% in favor of the peer group as our price history contained large erratic price swings that were not indicative of our true volatility. Our peer group has remained relatively the same throughout our calculations year over year, and a peer is only replaced with a similar peer company if it is removed from the public stock exchanges. The risk-free rate is based on the rate of U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the options. The Company uses historical data to estimate pre-vesting forfeiture rates.

NOTE 9.	INCOME TAXES

While we are subject to U.S. federal income tax as well as income tax of certain state jurisdictions, during the three months ended March 31, 2012, our current provisions were zero because the net effect of our permanent and temporary differences resulted in us recognizing losses for tax purposes.  At March 31, 2012, we have remaining net operating loss carryforwards of approximately $3.2 million to reduce any future taxable income earned in various years through the tax year 2030.  Our effective tax rate of 41.7% for the three months ended March 31, 2012 was more than the statutory tax rates primarily because we recognized certain temporary and permanent adjustments for financial statement purposes.

NOTE 10.	COMMITMENTS AND CONTINGENCIES

We are obligated under various operating leases for our facilities and certain equipment, most notably a lease for a manufacturing and warehouse facility in St. Petersburg, Florida that requires monthly payments of approximately $13,000 and expires on October 31, 2013.  The following is a schedule of approximate future minimum lease payments under operating leases having remaining terms in excess of one year as of March 31, 2012 for the calendar years ended December 31, 2012, 2013, 2014, and 2015 (in thousands):

Index

NOTE 10.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

2012	$192
2013	228
2014	12
2015	--

Total	$432

Rent expense approximated $45,000 for both the three month periods ending March 31, 2012 and 2011, respectively.

Additionally, we amended the manufacturing agreement with our Bulgarian foreign supplier which, as of March 1, 2012, provides for certain contingent liabilities on our part if we terminate our arrangement prior to July 1, 2014. The table below reflects our approximate contingent liability for the calendar years ended December 31, 2012, 2013, and 2014 (in thousands):

2012	$96
2013	128
2014	73

Total	$297

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

Index

NOTE 10.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

As of March 31, 2012 we have complied with the agreement and have paid the initial $250,000 lump sum and the $14,700 due to Henvil, we transferred the related inventory, and we have initiated the transfer of other assets and patents as outlined in the Settlement Agreement. Monthly installment payments will begin on May 1, 2012.

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

Our future installment payment obligations related to this settlement as of March 31, 2012 for the calendar years ended December 31, 2012 and 2013 (in thousands):

Current	$279
Long Term	139

Total	$418

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

On March 29, 2012, plaintiffs amended their complaint to remove one of the plaintiffs and replace it with another. The amended complaint asserts essentially the same allegations as the original filing. We believe the allegations to be frivolous and without merit and we intend to defend the action vigorously. We are investigating whether there is a collusive connection between the derivative action and the previously settled lawsuit with Livneh. The outcome of this matter is uncertain, no range of potential loss can be estimated and accordingly no effect has been given to any loss that may result from the resolution of this matter in the accompanying consolidated financial statements.

Keen Action

In February 2012, we received notice that an action had been commenced against us in United States District Court for the Middle District of Florida, by Leonard Keen, our former Vice President and General Counsel, related to his termination on December 9, 2011 and associated employment contract. Mr. Keen is demanding amounts outlined under his employment contract which provided for the payment of a base annual salary of not less than $187,500 as well as certain other payments and benefits. The employment agreement also provided for the payment, under certain circumstances, of a lump sum severance payment equal to three times base compensation plus certain other payments and benefits as set forth in the employment agreement under severance payment. Mr. Keen also asserts a claim concerning an alleged violation of the Florida “Whistle Blower’s Act” and seeks specific performance of certain indemnification rights under his employment agreement. On April 27, 2012, we filed our answers with counterclaim in this action. We believe we have meritorious defenses against Mr. Keen’s claims and will vigorously defend this action. The outcome of this matter is uncertain and accordingly no effect has been given to any loss that may result from the resolution of this matter in the accompanying consolidated financial statements, however the range of potential loss is zero to approximately $600,000 plus possible attorney fees which are not determinable at this time.

In addition to the above, in the normal course of business, we are subject, from time to time, to legal proceedings. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the  ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of March 31, 2012. These matters could affect the operating results of any one or more quarters when resolved in future periods.

Index

NOTE 10.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

We expense costs of litigation related to contingencies in the periods in which the costs are incurred.

NOTE 11.	RELATED PARTY TRANSACTION

During the three months ended March 31, 2012, we paid consulting fees of approximately $20,000 to an entity owned by one of our former directors and $7,500 directly to another former director. Both of these directors resigned in March 2012.

End of financial information

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Notes Regarding “Forward-Looking” Statements

This report contains statements that we believe to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange act of 1934, as amended.  Forward-looking statements give our current expectations or forecasts of future events.  Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue,” or similar words or the negative thereof.  From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public.  Any or all of our forward-looking statements in this report and in any public statements we make could be materially different from actual results.  They can be affected by assumptions we might make or by known or unknown risks or uncertainties.  Consequently, we cannot guarantee any forward-looking statements.  Investors are cautioned not to place undue reliance on any forward-looking statements.  Investors should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties.  The following factors and those discussed in ITEM 1A, Risk Factors, included in our Annual Report on Form 10-K for the year ended December 31, 2011, may affect the achievement of forward-looking statements:

●
general economic and political conditions, such as political instability, credit market uncertainty, the rate of economic growth or decline in our principal geographic or product markets or fluctuations in exchange rates, continued deterioration in or de-stabilization of the global economy;

●	changes in general economic and industry conditions in markets in which we participate, such as:
●	deterioration in or destabilization of the global economy;
●	the strength of product demand and the markets we serve;
●	the intensity of competition, including that from foreign competitors;
●	pricing pressures;
●	the financial condition of our customers;
●	market acceptance of new product introductions and enhancements;
●	the introduction of new products and enhancements by competitors;
●	our ability to maintain and expand relationships with large customers;
●	our ability to source raw material commodities from our suppliers without interruption and at reasonable prices; and
●	our ability to source components from third parties, in particular from foreign manufacturers, without interruption and at reasonable prices.

●	our ability to access capital markets and obtain anticipated financing under favorable terms;
●	our ability to identify, complete and integrate acquisitions successfully and to realize expected synergies on our anticipated timetable;
●	changes in our business strategies, including acquisition, divestiture and restructuring activities;
●	changes in operating factors, such as continued improvement in manufacturing activities, the achievement of related efficiencies and inventory risks due to shifts in market demand;
●	our ability to generate savings from our cost reduction actions;
●	unanticipated developments that could occur with respect to contingencies such as litigation, intellectual property matters, product liability exposures and environmental matters; and
●	our ability to accurately evaluate the effects of contingent liabilities.

Index

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

We internally divide our operations into three product lines.  Electrosurgical products, battery-operated cauteries, and other products. The electrosurgical line sells electrosurgical products which include desiccators, generators, electrodes, electrosurgical pencils and various ancillary disposable products. These products are used in surgery for the cutting and coagulation of tissue. Battery-operated cauteries are used for precise hemostasis (to stop bleeding) in ophthalmology and in other fields. Our other revenues are derived from nerve locators, disposable and reusable penlights, medical lighting, license fees, development fees and other miscellaneous income.

Most of our products currently are marketed through medical distributors, which distribute to more than 6,000 hospitals, and to doctors and other health-care facilities. New distributors are contacted through responses to our advertising in international and domestic medical journals and domestic or international trade shows. International sales represented 16.2% of total revenues for the first three months of 2012, as compared with 22.1% for the first three months of 2011.  Our products are sold in more than 150 countries mainly through local dealers which are coordinated by sales and marketing personnel at the Clearwater, Florida facility.  In addition, for the launch of our new surgical suite product lines, we have established the use of a network of approximately 50 commission-based independent direct sales contractors to market these products. Our business is generally not seasonal in nature.

Results of Operations –Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Sales

Sales by Product Line (in thousands)	Three months ended March 31,		Percent
	2012	2011	change

Electrosurgical	$4,362	$4,207	3.7%
Cauteries	1,605	1,485	8.1%
Other	766	462	65.8%

Total	$6,733	$6,154	9.4%

Sales by Domestic and International (in thousands)	Three months ended March 31,		Percent
	2012	2011	change

Domestic	$5,623	$4,784	17.5%
International	1,110	1,370	(19.0)%

Total	$6,733	$6,154	9.4%

Index

During the three months ended March 31, 2012, we experienced increases in demand along all three of our product line categories. The largest dollar sales increases occurred in our other products category and were related to sales of our new distribution products released last year, medical lighting systems and laproscopic instruments, amounting to increases of approximately $235,000 and $17,000 respectively, along with additional increases in various other products of approximately $52,000 for the three months ended March 31, 2012 compared to the same period in 2011. The 3.7% sales increase experienced in our electrosurgical category during the three months ended March 31, 2012 compared to the same period in 2011, was mainly attributable to increased demand for our OEM domestic electrosurgical generators amounting to approximately $279,000 offset with an approximate decrease of $79,000 in electrode sales to an OEM customer due to a delay in product shipment, and other decreases of approximately $45,000 in various other electrosurgical items. Lastly, demand for our cauteries increased by 8.1% or approximately $120,000 for the three months ended March 31, 2012 when compared to the same period in 2011.

Gross Profit

	Three months ended March 31,		Percentage of sales		Percent
(in thousands)	2012	2011	2012	2011	Change

Cost of sales	$3,937	$3,721	58.5%	60.5%	5.8%

Gross profit	$2,796	$2,433	41.5%	39.5%	14.9%

As a result of increased sales combined with reduced costs relative to the sales, our gross profit margin improved on a dollar basis by approximately $363,000 or 14.9% during the three months ended March 31, 2012 compared to the same period in 2011. Two main areas related to the reduced costs were material costs with an approximate 1.3% decrease as a percentage of sales and direct and indirect labor with an approximate 0.7% decreased as a percentage of sales.

Other Gain (Loss)

Salient/Medtronic Settlement

During the prior year three months ended March 31, 2011, we entered into a settlement agreement related to the legal action with Salient Surgical Technologies, Inc. and medtronic, Inc. The settlement called for us and related parties to immediately exit and not enter into the monopolar and bipolar saline-enhanced RF device business (including SEERTM) worldwide through February 2015. In exchange, Salient made a one-time payment to us of $750,000.

Research and Development

	Three months ended March 31,		Percentage of sales		Percent
(in thousands)	2012	2011	2012	2011	Change

Research and development costs	$298	$347	4.4%	5.6%	(14.1)%

As a result of our legal settlement with Salient Surgical Technologies, Inc. in March of 2011, in which we agreed to exit the monopolar and bipolar saline-enhanced RF device business (SEER™ and BOSS™) worldwide through February 2015, we experienced a 14.1% decrease in research and development expense or approximately $49,000 in the first three months of 2012 compared to the same period in 2011. This decrease was comprised of an approximate $22,000 decrease in R&D engineering labor costs along with an approximate $27,000 decrease in R&D materials and labs.

Index

Professional Fees

	Three months ended March 31,		Percentage of sales		Percent
(in thousands)	2012	2011	2012	2011	Change

Professional services	$295	$344	4.4%	5.6%	(14.3)%

During the three months ended March 31, 2012 compared to the same period in 2011, we experienced a decrease in legal costs of approximately $45,000 due to several settlements resulting in less litigation expense. In addition, we experienced a decrease of approximately $2,000 in both accounting and consulting fees. These decreases combined equated to an approximate $49,000 decrease in professional fees for the first quarter of 2012 when compared to the same period in 2011, or 14.3%.

Salaries

	Three months ended March 31,		Percentage of sales		Percent
(in thousands)	2012	2011	2012	2011	Change

Salaries & related cost	$782	$806	11.6%	13.1%	(3.0)%

During the three months ended March 31, 2012 compared to the same period in 2011, we eliminated two salaried positions and at the same time also created and hired two unrelated, new salaried positions which resulted in an approximate decrease of $24,000 or 3.0%.

Selling, General & Administrative Expenses

(in thousands)	Three months ended March 31,		Percentage of sales		Percent
	2012	2011	2012	2011	Change

SG & A costs	$1,025	$1,101	15.2%	17.9%	(7.0	) %

We continued our trend of an overall net decrease in selling, general and administrative costs for the first three months of 2012 when compared to the same period in 2011, and experienced an approximate decrease of $76,000, or 7.0%.  We have, however, increased our efforts and expenditures related to selling costs to expand our sales growth in the international market place and to promote our new plasma product line. These increased expenditures were mainly in two areas, additional international travel which approximated $22,000 and second for additional marketing, show fees and costs related to the plasma line and other product lines which approximated $27,000.

Our general and administrative costs in the three months ended March 31, 2011 contained some costs that only occurred in that time period, resulting in a decrease when compared to the same period in 2012. The settlement of the SEER lawsuit in the three months ended March 31, 2011 resulted in an $89,000 decrease over the same period in 2012 which was due to the write off of inventory and other SEER related costs. Another cost that was present in the first three months ended March 31, 2011 that was not present in the same period 2012 was approximately $5,000 of amortization expense related to the MEG product line that we no longer own. Other various reductions in our general and administrative costs for the three months ended March 31, 2012 compared to the same period in 2011 amounted to approximately $32,000 and related to decreases in bank fees, utilities, insurance costs, regulatory fees, and royalties.

Index

Other Income (expense)

	Three months ended March 31,		Percentage of sales		Percent
(in thousands)	2012	2011	2012	2011	change

Interest income (expense), net	$(58)	$(52)	(0.9)%	(0.9)%	11.6%
Change in fair value of liabilities, net	$(17)	$141	(0.3)%	2.3%	(112.0)%

As a result of the change in fair value of the warrants associated with the equity issuance in April of 2010, we recorded a non-cash loss of approximately $17,000 for the three months ended March 31, 2012 verses a non-cash gain of approximately $141,000 for the three month period ended March 31, 2011, representing a change of approximately $158,000.  The derivative warrant liability was valued at approximately $105,000 at December 31, 2011 and was valued at approximately $122,000 at March 31, 2012.

Income Taxes

(in thousands)	Three months ended March 31,		Percent of sales		Percent
	2012	2011	2012	2011	change
Income before income taxes	$321	$674	4.8%	11.0%	(52.4)%
Provision for income taxes	$(134)	$(182)	(2.0)%	(3.0)%	(26.4)%
Effective tax rate	41.7%	27.0%

While we are subject to U.S. federal income tax as well as income tax of certain state jurisdictions, during the three months ended March 31, 2012, our current provisions were zero because the net effect of our permanent and temporary differences resulted in us recognizing losses for tax purposes.  At March 31, 2012, we have remaining net operating loss carry-forwards of approximately $3.2 million to reduce any future taxable income earned in various years through the tax year 2030.  Our effective tax rate of 41.7% for the three months ended March 31, 2012 was more than the statutory tax rates primarily because we recognized certain temporary and permanent adjustments for financial statement purposes.

Net Income

	Three months ended March 31,		Percent of sales		Percent
(in thousands)	2012	2011	2012	2011	change
Net income	$187	$492	2.8%	8.0%	(62.0)%

Index

Product Development

We have developed most of our products and product improvements internally.  Funds for this development have come primarily from our internal cash flow and equity issuances.  We maintain close working relationships with physicians and medical personnel in hospitals and universities who assist in product research and development.  New and improved products play a critical role in our sales growth.  We continue to emphasize the development of proprietary products and product improvements to complement and expand our existing product lines.  We have a centralized research and development focus in Florida for new product development and product improvements.  Our research, development and engineering units at the manufacturing locations maintain relationships with distribution locations and customers to provide an understanding of changes in the market and product needs.  During 2012, we continued to invest in expanding our plasma product line and technology, ICON VS™ and the accompanying vessel sealing technology, and Aaron™ 1450.  We intend to pay the ongoing costs for this development from operating cash flows.

At this time, we do not contemplate any material purchase or acquisition of assets during the next twelve months that our ordinary cash flow and/or credit line would be unable to sustain.

Reliance on Collaborative, Manufacturing and Selling Arrangements

We depend on certain contractual OEM customers for product development.  In these situations, we plan to manufacture the products developed.  The customer has no legal obligation, however, to purchase the developed products.  If the collaborative customer fails to give us purchase orders for the product after development, our future business and value of related assets could be negatively affected.  Furthermore, we can give no assurance that a collaborative customer may give sufficient high priority to our products.  In addition, disagreements or disputes may arise between us and our contractual customers, which could adversely affect production of our products.  We also have two collaborative arrangements with foreign suppliers, one informal and one contractual, in which we request the development of certain items and components, and we purchase them pursuant to purchase orders.  Our purchase orders are never longer than one year and are supported by orders from our customers. We recently amended the manufacturing agreement with our Bulgarian supplier, which as of March 1, 2012, provides for certain contingent liabilities on our part if we terminate our arrangement prior to July 1, 2014 (see Note 10).

Liquidity and Capital Resources

Our working capital at March 31, 2012 increased by approximately $0.2 million to $14.3 million compared to approximately $14.1 million at December 31, 2011. This increase was mainly the result of a decrease in accounts payable and costs.  Accounts receivable days of sales outstanding were 40.2 days and 42.3 days at March 31, 2012 and 2011, respectively. The number of days worth of sales in inventory, which is the total inventory available for production divided by the 12 month average cost of materials, decreased 3 day to 236 days equating to an inventory turn ratio of 1.3 at March 31, 2012 from 233 days and an inventory turn ratio of 1.3 at December 31, 2011. The lower number of days worth of sales is mainly due to the increased conversion of long lead time raw materials to accommodate the three month period increased sales.

We used cash for operations of approximately $0.5 million for the three months ended March 31, 2012, compared to cash from operations of approximately $0.7 million for the same period of 2011, a decrease of approximately $1.2 million.

In the three month period ended March 31, 2012, we used approximately $243,000 for the purchase of property and equipment as compared to purchases amounting to approximately $75,000 for the same period in 2011.

We used cash from financing activities of approximately $32,000 during the first three months of 2012, a decrease of approximately $3,000 compared with the same period in 2011. The decrease in cash from financing resulted primarily from lower net payments related to our long-term bonds.

We currently have approximately $3.5 million outstanding under industrial revenue bonds which we previously used for the purchase and renovation of our Clearwater, Florida facility.  These bonds were refinanced in 2011 through PNC Bank, N.A. The bonds, which are being amortized over a 20-year term, balloon in November 2018 and bear interest at a fixed interest rate of 5.6%.  Scheduled maturities of this indebtedness are $129,800, $137,300, $145,000, $153,100 and $161,700 for 2012, 2013, 2014, 2015 and 2016, respectively and approximately $2.8 million thereafter.

We had approximately $4.1 million in cash and cash equivalents at March 31, 2012. We believe our cash on hand, as well as anticipated cash flows from operations, will be sufficient to meet our operating cash commitments for the next year. Should additional funds be required, we have secured additional borrowing capacity with PNC Bank. (See below)

We have a $6 million secured revolving line of credit facility with PNC Bank, which at March 31, 2012 had a zero balance. Advances under the $6 million line of credit are due on demand and bear interest at a rate of daily LIBOR plus 1.75% and are secured by a perfected first security interest in our inventory and accounts receivable.

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

Subsequent available borrowings for both these credit facilities are subject to a borrowing base utilizing a percentage of eligible receivables, inventories, and any assigned cash along with certain financial ratios, specifically maintaining: a ratio of tangible net worth of less than 0.75 to 1.0 and a ratio of minimum fixed charge of 1.5 to 1.0 measured on a rolling four quarter basis.

On February 22, 2012, as a result of our settlement agreement with Mr. Livneh, certain intangible assets were agreed to be transferred and included as part of the settlement package. PNC Bank notified us shortly after we signed the settlement and informed us that the transfer of such assets caused a technical default under our loan agreement with PNC. However, PNC Bank has since waived such default.

Except as described in the preceding paragraph, at March 31, 2012, we were in full compliance with the loan covenants and ratios of both the credit facilities. According to our most recent borrowing base calculation, we had approximately $3.8 million total availability under the $6 million credit line, of which we currently have a zero balance. We also have available approximately $1.0 million under the equipment line of credit.

Our future contractual obligations for agreements with initial terms greater than one year and agreements to purchase materials in the normal course of business are summarized as follows (in thousands):

Description	Years Ending December 31,
	2012	2013	2014	2015	2016	2017
Operating leases	$192	$228	$12	$-	-	-
Employment agreements	458	591	46	-	-	-
Purchase Commitments	2,879	-	-	-	-	-

Critical Accounting Estimates

In preparing the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), we have adopted various accounting policies. Our most significant accounting policies are disclosed in Note 2 to the consolidated financial statements included in our report on Form 10-K for the year ended December 31, 2011, which we filed in March 2012.

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

Liabilities valued at fair value

We have used derivative financial instruments to hedge exposures to cash-flow risks or market-risks (see Note 5). In addition, certain financial instruments, such as warrants, which are indexed to our common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net-share settlement is not within our control.  In such instances, net-cash settlement is assumed for financial accounting and reporting purposes, even when the terms of the underlying contracts do not provide for net-cash settlement.  Such financial instruments are initially recorded, and continuously carried, at fair value. (see Note 6)

Determining the fair value of these instruments involves judgment and the use of certain relevant assumptions including, but not limited to, interest rate risk, historical volatility and stock price, estimated life of the derivative, anti-dilution provisions, and conversion/redemption privileges.  The use of different assumptions or changes in those assumptions could have a material effect on the estimated fair value amounts.

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

We have net operating loss and tax credit carry-forwards available in certain jurisdictions to reduce future taxable income. Future tax benefits for net operating loss and tax credit carry forwards are recognized to the extent that realization of these benefits is considered more likely than not. This determination is based on the expectation that related operations will be sufficiently profitable or various taxes, business and other planning strategies will enable us to utilize the operating loss and tax credit carry- forwards. We cannot be assured that we will be able to realize these future tax benefits or that future valuation allowances will not be required. To the extent that available evidence raises doubt about the realization of a deferred income tax asset, a valuation allowance is established.

It is our policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. To the extent that the probable tax outcome of these uncertain tax positions changes, such changes in estimate will impact the income tax provision in the period in which such determination is made. At March 31, 2012, we believe we have appropriately accounted for any unrecognized tax benefits. To the extent we prevail in matters for which a liability for an unrecognized tax benefit is established or we are required to pay amounts in excess of the liability, our effective tax rate in a given financial statement period may be affected.

Since inception, we have been subject to tax by both federal and state taxing authorities. Until the respective statutes of limitations expire (which maybe as much as 20 years while we have unused net operating loss carry-forwards), we are subject to income tax audits in the jurisdictions in which we operate.

Index

Inflation

Inflation has not materially impacted the operations of our company.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements at this time.

Recent Accounting Pronouncements

See Note 4.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our short-term investments consist of cash, cash equivalents and overnight investments. As such we do not believe we are exposed to significant interest rate risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid overnight money market investments. If a 10% change in interest rates were to have occurred on March 31, 2012, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of March 31, 2012. Based upon that evaluation, our CEO and CFO concluded that, as of the end of that period, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f)) during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Index

ITEM 1.	LEGAL PROCEEDINGS

Livneh/Lican Development Settlement

In December 2011, a settlement related to the previously disclosed litigation Steve Livneh, a former director of our Company (“Livneh”), was structured and subsequently entered into on February 22, 2012. Under the terms of the Settlement Agreement (the “Settlement Agreement”), the Company will, among other things, perform the following:  (i) make a $250,000 lump sum payment to Livneh ($50,000 of which was previously recorded and expensed), (ii) make 18 installment payments to Livneh in the amount of $23,222.22 per month, (iii) reimburse Livneh for all unpaid expenses that Livneh incurred on behalf of the Company during the period of his employment and/or consultancy (from October 1, 2006 through August 11, 2010), (iv) pay Livneh $14,700, which represents the balance of the amounts due to Henvil Corp. Ltd. under a certain bill of sale, dated April 12, 2010, (v) transfer to Livneh the title of a certain automobile, (vi) transfer to Livneh all of the Company’s right and interest in certain Intellectual Property (as defined in the Settlement Agreement) pertaining to the Modular Ergonomic Grip (“MEG”), Modullion, RF Skin Resurfacing, Scannula, Double Jaw Forceps and Tip-On-Tube designs and trade name (collectively, the “Assigned Patents”), (vi) transfer to Livneh certain parts for the MEG device, (vii) grant Livneh an exclusive license to produce, market and sell the Seal-N-Cut device in the People’s Republic of China, (viii) pay to Livneh royalty payments of 3% on the Company’s Net Sales (as defined in the Settlement Agreement) of the Seal-N-Cut device outside the People’s Republic of China, and (ix) pay to Livneh a one-time royalty payment of 5% upon the closing of any sale by the Company of its right or interest in any Intellectual Property pertaining to the Seal-N-Cut device.  To secure the Company’s obligations, the Company granted Livneh a security interest in all of its rights and interest of the Company in the Seal-N-Cut device, including all Intellectual Property pertaining thereto. Since the loss was quantifiable and known in December 2011, we recognized this settlement loss in 2011 and all payments hereunder were accrued during the fourth quarter.

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

As of March 31, 2012 we have complied with the agreement and have paid the initial $250,000 lump sum along with the $14,700 due to Henvil, we transferred the related inventory, and we have initiated the transfer of other assets and patents as outlined in the agreement. Monthly installment payments will begin on May 1, 2012.

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

Our future installment payment obligations related to this settlement as of March 31, 2012 for the calendar years ended December 31, 2012 and 2013 (in thousands):

Current	$279
Long term	139

Total	$418

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

On March 29, 2012, plaintiffs amended their complaint to remove one of the plaintiffs and replace it with another. The amended complaint asserts essentially the same allegations as the original filing. We believe the allegations to be frivolous and without merit and we intend to defend the action vigorously. We are investigating whether there is a collusive connection between the derivative action and the previously settled lawsuit with Livneh. The outcome of this matter is uncertain, no range of potential loss can be estimated and accordingly no effect has been given to any loss that may result from the resolution of this matter in the accompanying consolidated financial statements.

Keen Action

In February 2012, we received notice that an action had been commenced against us in United States District Court for the Middle District of Florida, by Leonard Keen, our former Vice President and General Counsel, related to his termination on December 9, 2011 and associated employment contract. Mr. Keen is demanding amounts outlined under his employment contract which provided for the payment of a base annual salary of not less than $187,500 as well as certain other payments and benefits. The employment agreement also provided for the payment, under certain circumstances, of a lump sum severance payment equal to three times base compensation plus certain other payments and benefits as set forth in the employment agreement under severance payment. Mr. Keen also asserts a claim concerning an alleged violation of the Florida “Whistle Blower’s Act” and seeks specific performance of certain indemnification rights under his employment agreement. On April 27, 2012, we filed our answers with counterclaim in this action. We believe we have meritorious defenses against Mr. Keen’s claims and will vigorously defend this action. The outcome of this matter is uncertain and accordingly no effect has been given to any loss that may result from the resolution of this matter in the accompanying consolidated financial statements, however the range of potential loss is zero to approximately $600,000 plus possible attorney fees which are not determinable at this time.

Index

In addition to the above, in the normal course of business, we are subject, from time to time, to legal proceedings. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of March 31, 2012. These matters could affect the operating results of any one or more quarters when resolved in future periods.

We expense costs of litigation related to contingencies in the periods in which the costs are incurred.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2011, in response to Item 1A to Part 1 of Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1	Amendment to Loan Documents, dated April 7, 2012, by and between the Company and PNC Bank, National Association.

10.2	Amendment to Credit Documents, dated April 7, 2012, by and between the Company and PNC Bank, National Association.

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

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Financial Statements from the Quarterly Report on Form 10-Q of Bovie Medical Corporation for the three months ended March 31, 2012, filed on March 15, 2012, formatted in XBRL.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bovie Medical Corporation

Dated: May 15, 2012	By:	/s/ Andrew Makrides
Andrew Makrides
Chief Executive Officer

Dated: May 15, 2012	By:	/s/ Gary D. Pickett
Gary D. Pickett
Chief Financial Officer