Form 10-Q
period 2012-06-30
BOVIE MEDICAL CORP
filed 2012-08-14
CIK 719135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012
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

The number of shares of the registrant's common stock $.001 par value outstanding as of August 2, 2012 was 17,777,629.

BOVIE MEDICAL CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2012

Index

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2012 AND DECEMBER 31, 2011
(in thousands)

Assets

	June 30, 2012	December 31, 2011
	(Unaudited)
Current assets:

Cash and cash equivalents	$4,983	$4,880
Trade accounts receivable, net	2,625	2,216
Inventories, net	7,355	8,178
Prepaid expenses and other current assets	1,055	710
Deferred income tax asset, net	400	500

Total current assets	16,418	16,484

Property and equipment, net	7,089	7,176
Brand name and trademark	1,510	1,510
Purchased technology, net	708	752
License rights, net	-	26
Deferred income tax asset, net	1,406	1,509
Other assets	906	783

Total assets	$28,037	$28,240

The accompanying notes are an integral part of the consolidated financial statements.

Index

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2012 AND DECEMBER 31, 2011
(CONTINUED) (in thousands)

Liabilities and Stockholders' Equity

	June 30, 2012	December 31, 2011
Current liabilities:	(Unaudited)

Accounts payable	$642	$1,085
Accrued payroll	104	88
Accrued vacation	244	149
Current portion of mortgage note payable to bank	134	130
Current portion of settlement	279	587
Accrued and other liabilities	592	350

Total current liabilities	1,995	2,389

Bonds payable, net of current portion	3,351	3,420
Settlement liability, net of current portion	93	209
Derivative liabilities	78	105

Total liabilities	5,517	6,123

Commitments and Contingencies (see Note 10)

Stockholders' equity:

Preferred stock, par value $.001; 10,000,000 shares authorized; none issued or outstanding	--	--
Common stock, par value $.001 par value; 40,000,000 shares authorized; 17,773,419 and 17,760,724 issued and 17,630,340 and 17,617,645 outstanding on June 30, 2012 and December 31, 2011, respectively	18	18
Additional paid-in capital	25,420	25,356
Deficit	(2,918)	(3,257)

Total stockholders' equity	22,520	22,117

Total liabilities and stockholders' equity	$28,037	$28,240

The accompanying notes are an integral part of the consolidated financial statements.

Index

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(unaudited) (in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Sales	$7,440	$6,841	$14,173	$12,995
Cost of sales	4,584	3,796	8,521	7,517

Gross profit	2,856	3,045	5,652	5,478

Gain from settlement of litigation	--	--	--	750

Other costs and expenses:
Research and development	349	289	647	635
Professional services	358	273	653	617
Salaries and related costs	788	800	1,570	1,606
Selling, general and administrative	1,121	1,134	2,146	2,235

Total other costs and expenses	2,616	2,496	5,016	5,093

Income from operations	240	549	636	1,135

Change in fair value of liabilities, net	44	107	27	248
Interest expense, net	(58)	(46)	(116)	(98)

Income before income taxes	226	610	547	1,285

Provision for income taxes, net	(74)	(181)	(208)	(364)

Net income	$152	$429	$339	$921

Earnings per share
Basic	$0.01	$0.02	$0.02	$0.05
Diluted	$0.01	$0.02	$0.02	$0.05

Weighted average number of shares outstanding- basic	17,629	17,600	17,625	17,587

Weighted average number of shares outstanding – dilutive	17,768	17,827	17,769	17,829

The accompanying notes are an integral part of the consolidated financial statements.

Index

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2011 AND THE PERIOD ENDED JUNE 30, 2012
(in thousands)

	Common Stock		Additional Paid-in
	Shares	Par Value	Capital	Deficit	Total

January 1, 2011	17,564	$18	$25,113	$(3,366)	$21,765

Options exercised	69	–	39	–	39

Stock based compensation	–	–	132	–	132

Stock swap to acquire options	(16)	–	(39)	–	(39)

Non-cash elimination of Lican restricted stock liability	–	–	111	–	111

Net income	–	–	–	109	109

December 31, 2011	17,617	18	25,356	(3,257)	22,117

Options exercised	20	–	14	–	14

Stock based compensation	–	–	64	–	64

Stock swap to acquire options	(7)	–	(14)	–	(14)

Net income	–	–	–	339	339

June 30, 2012 (unaudited)	17,630	$18	$25,420	$(2,918)	$22,520

The accompanying notes are an integral part of the consolidated financial statements.

Index

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED) (in thousands)

	2012	2011
Cash flows from operating activities
Net income	$339	$921
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	440	453
Provision for (recovery of) inventory obsolescence	(44)	59
Loss on disposal of property and equipment, net	5	1
Stock based compensation	64	67
Change in fair value of liabilities	(27)	(248)
Provision for deferred taxes	203	363
Changes in current assets and liabilities:
Trade receivables	(408)	(107)
Prepaid expenses	(346)	236
Inventories	867	331
Deposits and other assets	(124)	(51)
Accounts payable	(443)	(7)
Accrued and other liabilities	(72)	199

Net cash provided by operating activities	454	2,217

Cash flows from investing activities
Purchases of property and equipment	(287)	(261)
Net cash used in investing activities	(287)	(261)

Cash flows from financing activities
Repayments of long-term bond debt	(64)	(69)
Net cash used in financing activities	(64)	(69)

Net change in cash equivalents	103	1,887

Cash and cash equivalents, beginning of period	4,880	3,827

Cash and cash equivalents, end of period	$4,983	$5,714

Cash paid during the six months ended June 30, 2012 and 2011 for:

Interest	$116	$98
Income taxes	$--	$--

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

Certain amounts in the June 30, 2011 and December 31, 2011 financial statements have been reclassified to conform to the presentation in the June 30, 2012 financial statements.

NOTE 2.	INVENTORIES

Inventories are stated at the lower of cost or market.  Cost is determined principally on the average cost method.  Inventories at June 30, 2012 and December 31, 2011 were as follows (in thousands):

	June 30, 2012	December 31, 2011

Raw materials	$4,552	$5,043
Work in process	1,503	1,865
Finished goods	1,808	1,822
Gross inventories	7,863	8,730
Less: reserve for obsolescence	(508)	(552)

Net inventories	$7,355	$8,178

NOTE 3.	INTANGIBLE ASSETS

At June 30, 2012 and December 31, 2011 intangible assets consisted of the following (in thousands):

	June 30, 2012	December 31, 2011

Trade name (life indefinite)	$1,510	$1,510

Purchased technology (9-17 yr life)	$1,441	$1,441
Less: accumulated amortization	(733)	(689)

Net carrying amount	$708	$752

License rights (5 yr life)	$316	$316
Less accumulated amortization	(316)	(290)
Net carrying amount	$--	$26

Index

Amortization of intangibles, which is included in depreciation and amortization in the accompanying statements of cash flows was approximately $70,500 and $86,000 during the respective six month periods ended June 30, 2012 and 2011.

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

In December 2011, the FASB issued ASU No. 2011-11 which amended the disclosure requirements regarding offsetting assets and liabilities of derivatives, sale and repurchase agreements, reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The enhanced disclosures will require entities to provide both net and gross information for these assets and liabilities. The amendment is effective for fiscal years beginning on or after January 1, 2013. The Company does not anticipate that this amendment will have a material impact on its financial statements.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This update simplifies the guidance for testing the impairment of indefinite-lived intangible assets other than goodwill. The amendments in ASU 2012-02 allow an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. The amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. This amendment will not have a material impact on our consolidated financial statements.

NOTE 5.	FAIR VALUE MEASUREMENTS

Certain assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2012 are measured in accordance with FASB ASC Topic 820-10-05, Fair Value Measurements.  FASB ASC Topic 820-10-05 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements.

Index

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

 The following table summarizes our financial instruments measured at fair value as of June 30, 2012 (in thousands):

	June 30, 2012 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents – United States	$4,983	$4,983	$–	$–
Cash and equivalents – Foreign currency	–	–	–	–

Total assets	$4,983	$4,983	$–	$–

Liabilities:

Warrant liability (1)	$78	$–	$–	$78

Total liabilities	$78	$–	$–	$78

The following table summarizes our financial instruments measured at fair value as of December 31, 2011 (in thousands):

	December 31, 2011 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents – United States	$4,870	$4,870	$–	$–
Cash and equivalents - Foreign currency	10	10	–	–

Total assets	$4,880	$4,880	$–	$–

Liabilities:

Warrant liability (1)	$105	$–	$–	$105

Total liabilities	$105	$–	$–	$105

(1)	Refer to Warrants and Stockholders’ Equity (Note 6) for valuation assumptions.

Index

Activity in our Level 3 Assets was as follows (in thousands):

Description	June 30, 2012	December 31, 2011

Beginning balance	$105	$504
Purchases, issuances, and settlements (Note 6)	--	--
Reduced Lican liability from settlement	--	(111)
Total (gain) included in earnings (3)	(27)	(288)

Ending Balance	$78	$105

(3)	Gains and losses for the periods related to the revaluation of equity based liabilities. These gains or losses are included in our consolidated statements of operations.

NOTE 6.	WARRANTS AND STOCKHOLDERS’ EQUITY

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

The warrants issued contained provisions for a net cash settlement in the event that there is a fundamental transaction (contractually defined as a merger, sale of substantially all assets, tender offer or share exchange). Due to this contingent redemption provision, the warrants require liability classification according to FASB ASC 480-10, “Distinguishing Liabilities from Equity” and must be recorded at fair value each reporting period. These warrants required classification as liabilities at inception and ongoing measurement at fair value each reporting period thereafter.

The warrants are valued using a binomial lattice valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in this model at inception and as of June 30, 2012 included an expected remaining life of 3 years, an expected dividend yield of zero, estimated volatility range between 42% - 43%, and risk-free rates of return range between  0.39% - 0.40%. For the risk-free rates of return, we use the published yields on zero-coupon Treasury Securities with maturities consistent with the remaining term of the warrants and volatility is based on a weighted average of the historical volatility of our stock price and peer company stock price volatility. We also take into consideration a probability assumption for anti-dilution.

During the six months ended June 30, 2012, we issued 14,791 common shares in exchange for 20,000 non-employee stock options (via a stock swap). Net proceeds from the issuance of common shares along with the shares received in the stock swap exercises were zero for the six month period ended June 30, 2012.

Index

NOTE 7.	EARNINGS PER SHARE (in thousands, except EPS)

We compute basic earnings per share (“basic EPS”) by dividing net income by the weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding (primarily stock options).  The following table provides the computation of basic and diluted earnings per share for the three month and six month periods ending June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$152	$429	$339	$921

Basic weighted average shares outstanding	17,629	17,600	17,625	17,587
Effect of potential dilutive securities	139	227	144	242
Diluted weighted average shares outstanding	17,768	17,827	17,769	17,829

Basic EPS	$0.01	$0.02	$0.02	$0.05

Diluted EPS	$0.01	$0.02	$0.02	$0.05

For the six months ended June 30, 2012 and 2011, options and warrants to purchase approximately 1.3 million shares of common stock were excluded from the computation of diluted earnings per share because their effects were anti-dilutive.

NOTE 8.	STOCK-BASED COMPENSATION

Under our stock option plan, our board of directors may grant options to purchase common shares to our key employees, officers, directors and consultants.  We account for stock options in accordance with FASB ASC Topic 718, Compensation – Stock Compensation, with option expense amortized over the vesting period based on the binomial lattice option-pricing model fair value on the grant date, which includes a number of estimates that affect the amount of our expense. During the six months ended June 30, 2012, we expensed $64,463 in stock-based compensation.

Activity in our stock options during the period ended June 30, 2012 was as follows:

	Number Of Options (in thousands)	Weighted Average Exercise Price

Outstanding at December 31, 2011	1,533	$3.99

Granted	46	$2.79
Exercised	(20)	$0.70
Cancelled	--	$--

Outstanding at June 30, 2012	1,559	$3.99

The grant date fair value of options granted during the first six months of 2012 were estimated on the grant date using a binomial lattice option-pricing model and the following assumptions: expected volatility of 43%, expected term of between 3-5 years, risk-free interest rate of 0.4%, and expected dividend yield of 0%.

Expected volatility is based on a weighted average of the historical volatility of the Company's stock and peer company volatility. The weighting percentages relative to our stock and the peer group is a 50%/50% weighting. Our peer group has remained relatively the same throughout our calculations year over year, and a peer is only replaced with a similar peer company if it is removed from the public stock exchanges or no longer has significantly traded volume on the open stock options market. The risk-free rate is based on the rate of U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the options. The Company uses historical data to estimate pre-vesting forfeiture rates.

Index

NOTE 9.	INCOME TAXES

While we are subject to U.S. federal income tax as well as income tax of certain state jurisdictions, during the three and six months ended June 30, 2012, our current provisions were zero because the net effect of our permanent and temporary differences resulted in recognizing a loss for tax purposes.  At June 30, 2012, we have remaining net operating loss carryforwards and other net deferred income tax assets of approximately $3.0 million to reduce future taxable income.  Our effective tax rate of 38% for the six months ended June 30, 2012 was less than the statuatory tax rates primarily because we recognized certain gains from fair value adjustments for financial statement purposes that are not expected to reverse (i.e. permanent differences).

NOTE 10.	COMMITMENTS AND CONTINGENCIES

We are obligated under various operating leases for our facilities and certain equipment, most notably a lease for a manufacturing and warehouse facility in St. Petersburg, Florida that requires monthly payments of approximately $13,000 and expires on October 31, 2013.  The following is a schedule of approximate future minimum lease payments under operating leases having remaining terms in excess of one year as of June 30, 2012 for the calendar years ended December 31, 2012, 2013, 2014, and 2015 (in thousands):

2012	$128
2013	228
2014	12
2015	--

Total	$368

Rent expense approximated $95,000 and $97,500 for the six month periods ending June 30, 2012 and 2011, respectively.

Additionally, we amended the manufacturing agreement with our Bulgarian foreign supplier which, as of March 1, 2012, provides for certain contingent liabilities on our part if we terminate our arrangement prior to July 1, 2014. The table below reflects our approximate contingent liability for the calendar years ended December 31, 2012, 2013, and 2014 (in thousands):

2012	$58
2013	128
2014	73

Total	$259

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

Index

NOTE 10.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

The Settlement Agreement contains no admission of liability or wrongdoing by the Company, Mr. Andrew Makrides, the Company’s Chief Executive Officer, Mr. Moshe Citronowicz, the Company’s Senior Vice President of Operations, Livneh, Henvil or Lican.  Pursuant to the Settlement Agreement, the Company, Mr. Makrides, Mr. Citronowicz, Livneh, Henvil and Lican agreed to dismiss the litigation with prejudice and they fully and finally released all claims known and unknown, foreseen and unforeseen, which they had against each other through the date of the Settlement Agreement.

Index

NOTE 10.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

Our future installment payment obligations related to this settlement as of June 30, 2012 for the calendar years ended December 31, 2012 and 2013 (in thousands):

Current	$279
Long Term	93

Total	$372

As previously reported the Company’s position as of June 30, 2012 was that the Company had complied with the agreement by having paid the initial $250,000 lump sum and the $14,700 due to Henvil, transferred the related inventory, initiated the transfer of other assets and patents as outlined in the Settlement Agreement, and by making installment payments commencing on May 1, 2012.

In July 2012, Steven Livneh and two of his related entities, Henvil Corp. Ltd. and Lican Development Ltd., commenced a new action against the Company, Andrew Makrides, the Company’s Chief Executive Officer, and Moshe Citronowicz, the Company’s Senior Vice President of Operations, in the United States District Court for the Middle District of Florida (Tampa division).  The complaint asserts, among other things, that (i) the defendants breached their obligations to the plaintiffs under the Settlement Agreement by allegedly failing to take certain actions that facilitated the plaintiffs’ marketing and sale of the Seal-N-Cut products in the People’s Republic of China, (ii) that defendants tortiously interfered with plaintiffs’ Chinese business relationships and expectations allegedly by, among other things, refusing to provide plaintiffs with an ICON VS generator and (iii) plaintiffs allegedly suffered damages, as a result of defendants’ misrepresentations.  The complaint seeks, among other things, the following: (i) unspecified compensatory damages in excess of $4 million, (ii) providing plaintiffs with all ICON VS generators, (iii) an assignment to plaintiffs of all patents identified in the Settlement Agreement and (iv) a rescission of the Settlement Agreement.  We believe the allegations to be frivolous and without merit and we intend to defend the action vigorously.  The outcome of this matter is uncertain, no range of potential loss can be estimated and accordingly no effect has been given to any loss that may result from the resolution of this matter in the accompanying consolidated financial statements.

On July 24, 2012, the Company filed a motion to dismiss the complaint and to compel arbitration.  The plaintiffs have opposed the motion to compel arbitration and the issue is before the Court for resolution.

Stockholder Derivative Action

In September 2011, we were served in a purported stockholder derivative action that was filed in the United States District Court for the Middle District of Florida against the Company and certain of its present and former officers and directors. The complaint asserts, among other things, breach of fiduciary duties and bad faith in relation to the management of the Company. The complaint seeks, among other things, unspecified compensatory damages and various forms of equitable relief. The allegations in the derivative action appear to be based largely on the January 10, 2011 Livneh counterclaim described above.

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

In May 2012, the Company and the individual defendants filed a motion to dismiss the plaintiff’s complaint based, in part, upon the plaintiff’s failure to make demand upon the board as required by applicable law. The motion is presently subjudice.

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

Index

NOTE 10.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

certain indemnification rights under his employment agreement. On April 27, 2012, we filed our answers with counterclaim in this action.

On July 3, 2012, plaintiff amended the complaint to add Andrew Makrides, the Company’s Chief Executive Officer, as a defendant.  The amended complaint asserts essentially the same allegations as the original filing but asserts additional claims concerning (i) an alleged violation of ERISA and (ii) an alleged tortious interference with the plaintiff’s employment contract by Andrew Makrides.  We believe we have meritorious defenses against Mr. Keen’s claims and will vigorously defend this action. The outcome of this matter is uncertain and accordingly no effect has been given to any loss that may result from the resolution of this matter in the accompanying consolidated financial statements, however the range of potential loss is zero to approximately $600,000 plus possible attorney fees which are not determinable at this time.

On July 16, 2012, the Company filed a motion to dismiss the amended complaint.

In addition to the above, in the normal course of business, we are subject, from time to time, to legal proceedings. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of June 30, 2012. These matters could affect the operating results of any one or more quarters when resolved in future periods.

We expense costs of litigation related to contingencies in the periods in which the costs are incurred.

NOTE 11.	RELATED PARTY TRANSACTION

Two of our former board of directors were considered related parties to whom we paid consulting fees during the six months ended June 30, 2012. Both of these directors resigned in March 2012. We paid consulting fees of approximately $20,000 to an entity owned by one of the former directors and $7,500 directly to the other former director during the time period that they were acting as a director.

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

We internally divide our operations into three product lines.  Electrosurgical products, battery-operated cauteries and other products. The electrosurgical line sells electrosurgical products which include desiccators, generators, electrodes, electrosurgical pencils and various ancillary disposable products. These products are used in surgery for the cutting and coagulation of tissue. Battery-operated cauteries are used for precise hemostasis (to stop bleeding) in ophthalmology and in other fields. Our other revenues are derived from nerve locators, disposable and reusable penlights, medical lighting, Medical Illumination (MII) Lighting, laparoscopic instruments, license fees, development fees and other miscellaneous income.

Most of our products currently are marketed through medical distributors, which distribute to more than 6,000 hospitals, and to doctors and other health-care facilities. New distributors are contacted through responses to our advertising in international and domestic medical journals and domestic or international trade shows. International sales represented approximately 18.5% of total revenues for the first six months of 2012, as compared with approximately 24.2% for the first six months of 2011.  Our products are sold in more than 150 countries mainly through local dealers which are coordinated by sales and marketing personnel at the Clearwater, Florida facility.  In addition, for the launch of our new surgical suite / J-Plasma product lines, we have established the use of a network of approximately 50 commission-based independent direct sales contractors to market these products. Our business is generally not seasonal in nature.

Index

Results of Operations – Three and Six Months Ended June 30, 2012 Compared to Three and Six Months Ended June 30, 2011

Sales

Sales by Product Line (in thousands)	Three months ended June 30,		Percent	Six months ended June 30,		Percent
	2012	2011	change	2012	2011	change

Electrosurgical	$4,940	$4,709	4.9%	$9,269	$8,916	4.0%
Cauteries	1,698	1,658	2.4%	3,303	3,143	5.1%
Other	802	474	69.2%	1,601	936	71.0%

Total	$7,440	$6,841	8.8%	$14,173	$12,995	9.1%

Sales by Domestic and International (in thousands)	Three months ended June 30,		Percent	Six months ended June 30,		Percent
	2012	2011	change	2012	2011	change
Domestic	$5,935	$5,027	18.1%	$11,558	$9,810	17.8%
International	1,505	1,814	(17.0)%	2,615	3,185	(17.9)%

Total	$7,440	$6,841	8.8%	$14,173	$12,995	9.1%

During the three months ended June 30, 2012, we experienced increases in demand along all three of our product line categories. The largest dollar sales increases occurred in our other products category and were related to sales of our new distribution products released last year, medical lighting systems and laproscopic instruments, amounting to increases of approximately $253,000 and $18,000 respectively, along with additional increases in various other products including engineering consulting services of approximately $57,000 for the three months ended June 30, 2012 compared to the same period in 2011. The 4.9% sales increase experienced in our electrosurgical category during the three months ended June 30, 2012 compared to the same period in 2011, was mainly attributable to increased demand for our OEM domestic electrosurgical generators amounting to approximately $133,000 along with an approximate increase of $98,000 in coated electrode product sales. Lastly, demand for our cauteries to domestic customers increased by 2.4% or approximately $40,000 for the three months ended June 30, 2012 when compared to the same period in 2011.

Sales during the six months ended June 30, 2012 increased approximately $1.2 million or 9.1% compared to the same period in 2011. Similar to our experience in the second quarter, our largest dollar sales increase of approximately $665,000 was in our “other products” category. This increase was also related to the continued sales trend of our new medical lighting systems and laproscopic instruments, amounting to increases of approximately $488,000 and $35,000 respectively. Some additional contributing factors to these increases were in various other products as well as engineering consulting services which combined approximated $142,000 for the six months ended June 30, 2012 as compared to the same period in 2011. Stronger demand for our OEM domestic electrosurgical generators continued through the six months ended June 30, 2012 and resulted in a 4.0% sales increase in our electrosurgical category, or approximately $353,000 when compared to the same period in 2011. Another consistent trend for the six months ended June 30, 2012 was the increased demand for our cauteries to domestic customers of approximately $160,000 or 5.1% when compared to the same period in 2011.

Our ten largest customers accounted for approximately 68% of net revenues for the six months ended June 30, 2012 and 67% for the same period in 2011.  At June 30, 2012 and 2011, our ten largest trade receivables accounted for approximately 69% and 66% of our net receivables, respectively.  During the first six months of 2012 one of our customers accounted for 15% of total sales and another customer accounted for 11% of total sales.  No customer accounted for greater than 10% of our sales for the same period ending June 30, 2011.

Index

Gross Profit

(in thousands)	Three months ended June 30,		Percent of sales			Six months ended June 30,		Percent of sales
	2012	2011	2012	2011	Percent change	2012	2011	2012	2011	Percent change
Cost of sales	$4,584	$3,796	61.6%	55.5%	20.7%	$8,521	$7,517	60.1%	57.8%	13.3%

Gross profit	$2,856	$3,045	38.4%	44.5%	(6.2)%	$5,652	$5,478	39.9%	42.2%	3.2%

Although we experienced increased overall sales, our gross profit decreased by approximately $188,000, or 6.2% for the three months ended June 30, 2012 as compared to the same period in 2011. This decrease is mainly the combined result of significantly higher sales of lower profit margin OEM generators during the period, lower sales of our higher profit margin generators during the period, and a 70% cost of sales attributable to the additional medical lighting systems sales which were not sold during the same period in 2011. These medical lighting systems have a higher cost since they are manufactured by a third party and we mainly utilize and sell them through our existing distribution channel. In addition, we experienced an increase in labor and related costs which amounted to approximately $155,000 during the three months ended June 30, 2012 as compared to the same period in 2011.

However, our gross profit for the six months ended June 30, 2012 increased by approximately $175,000, or 3.2%, as compared to the same period in 2011. We had less of a concentration of lower margin OEM generators and medical lighting systems during our six month period ended June 30, 2012 as a proportion of total sales compared to the quarter, which equated to an overall increase. Gross margin for the six months ended June 30, 2012 as a percentage of sales decreased by 2.3% from the combined result of significantly higher sales of lower profit margin OEM generators during the period, lower sales of our higher profit margin generators sold through distribution during the period, and a 70% cost of sales attributable to the additional medical lighting systems sales which were not sold during the same period in 2011.

Other Gain

Salient/Medtronic Settlement

During the six months ended June 30, 2011, we entered into a settlement agreement related to the legal action with Salient Surgical Technologies, Inc. and Medtronic, Inc. The settlement called for us and related parties to immediately exit and not enter into the monopolar and bipolar saline-enhanced RF device business (including SEER TM) worldwide through February 2015. In exchange, Salient made a one-time payment to us of $750,000.

Research and Development Expense

(in thousands)	Three months ended June 30,		Percent of sales			Six months ended June 30,		Percent of sales
	2012	2011	2012	2011	Percent change	2012	2011	2012	2011	Percent change
R & D Expense	$349	$289	4.7%	4.2%	20.8%	$647	$635	4.6%	4.9%	1.9%

We experienced an increase in research and development costs approximating $60,000 or 20.8% in the three months ended June 30, 2012 as compared to the same period in 2011, which were directly related to completing and advancing the J-Plasma product line as it entered its final marketing phase.

During the six months ended June 30, 2012, we experienced a 1.9% increase in research and development costs, or approximately $12,000, also mainly related to completing and advancing the J-Plasma product line as it entered its final marketing phase, when compared to the same period in 2011.

Index

Professional Services

(in thousands)	Three months ended June 30,		Percent of sales			Six months ended June 30,		Percent of sales
	2012	2011	2012	2011	Percent change	2012	2011	2012	2011	Percent change
Professional services	$358	$273	4.8%	4.0%	31.2%	$653	$617	4.6%	4.7%	5.8%

We experienced an increase of approximately $85,000 in our professional services costs during the three months ended June 30, 2012 when compared to the same period in 2011. The main area of increase was in legal fees where we experienced an approximate increase of $95,000 primarily attributable to litigation expenses. This increase was offset by one-time professional costs we experienced during the three month period in 2011, which were absent during the same three month period ended June 30, 2012, and were related to our IRS audit along with a decrease in professional fees due to the return of stock options in a legal settlement.

Our  professional services costs for the six months ended June 30, 2012 increased by approximately $36,000 mainly due to increased legal fees related to existing lawsuits when compared to the same six month period in 2011.

Salaries

(in thousands)	Three months ended June 30,		Percent of sales			Six months ended September 30,		Percent of sales
	2012	2011	2012	2011	Percent change	2012	2011	2012	2011	Percent change
SG & A costs Salaries & related cost	$788	$800	10.6%	11.7%	(1.5)%	$1,570	$1,606	11.1%	12.4%	(2.2)%

Our salaries expense decreased slightly by approximately $12,000 during the three months ended June 30, 2012 as compared to the same period in 2011, which was the net change from the approximate $45,000 decrease in salaries and related costs primarily due to the vacancy in our internal legal counsel position, a $27,000 increase from the new international sales marketing position, and a $6,000 increase in employee procurement costs.

We experienced a 2.2% decrease in salaries and related costs, or approximately $35,000, during the six months ending June 30, 2012 as compared to the same period in 2011 for similar reasons previously mentioned and experienced during the quarter. These were approximate amounts of a $91,000 decrease in an in-house legal position, $18,000 decrease in indirect administration costs, a $66,000 increase in an international sales position, and an $8,000 increase in employee procurement costs.

Selling, General & Administrative Expenses

(in thousands)	Three months ended June 30,		Percent of sales			Six months ended September 30,		Percent of sales
	2012	2011	2012	2011	Percent change	2012	2011	2012	2011	Percent change
SG & A costs	$1,121	$1,134	15.1%	16.6%	(1.1)%	$2,146	$2,235	15.1%	17.2%	(4.0)%

Our selling, general and administrative costs decreased by approximately $13,000, or 1.1% for the three months ended June 30, 2012 as compared to the same period in 2011. This overall decrease was the net result of the following approximate offsetting amounts:

•	a $34,000 decrease in bank fees, building maintenance, utilities and other various overhead related costs;
•	increases in computers and software, rental fees, loss on disposition of assets, general insurance, and various other overhead related costs amounting to approximately $18,000;
•	a $38,000 decrease in regulatory costs related to the support of our distribution and new product sales;
•	a $10,000 decrease in amortization costs related to the Meg product line which was written-off last year;
•	a $71,000 decrease in miscellaneous cost related to the 2011 one time legal settlement which was absent for the same period 2012;
•	a $96,000 increase in selling and marketing costs which includes trade shows, sales travel both international and domestic, and advertising; and

Index

•	a $26,000 increase in commission expense due to increased distribution sales;

For the six months ending June 30, 2012 we experienced a decrease of approximately $89,000, or 4.0% in selling, general and administrative costs as compared to the same period in 2011. This overall decrease was the net result of the following approximate offsetting amounts:

•	a $164,000 decrease in bank fees, general insurance from a premium reduction, royalty expense, building maintenance utilities and other various overhead related costs;
•	a $51,000 decrease in regulatory costs related to the support of our distribution and new product sales;
•	a $15,000 decrease in amortization costs related to the Meg product line which was written-off last year;
•	a $60,000 decrease in miscellaneous cost related to the 2011 one time legal settlement which was absent for the same period 2012;
•
increases in computers and software, rental fees, loss on disposition of assets, stock exchange and shareholder related costs, and various other overhead related costs amounting to approximately $33,000;

•
a $144,000 increase in selling and marketing costs related to our existing products along with our new J-Plasma line of products, which includes trade shows, sales travel both international and domestic, and advertising; and

•	a $24,000 increase in commission expense due to increased distribution sales;

Other Income

	Three months ended June 30,		Percent of sales		Percent	Six months ended June 30,		Percent of sales		Percent
	2012	2011	2012	2011	change	2012	2011	2012	2011	change

Interest income (expense), net	$(58)	$(46)	(0.8)%	(0.7)%	26.3%	$(116)	$(98)	(0.8)%	(0.8)%	18.5%
Change in fair value of liabilities	$44	$107	0.6%	1.6%	(58.9)%	$27	$248	0.2%	1.9%	(89.1)%

Net interest expense increased by approximately $12,000 or 26.3% in the three months ended June 30, 2012 as compared to the same period in 2011 mainly due to slightly higher interest rates due to refinancing of the industrial revenue bonds in late 2011.

For the six-month period ended June 30, 2012 as compared to the same period in 2011, net interest expense increased by $18,000, mainly due to slightly higher interest rates due to refinancing of the industrial revenue bonds in late 2011.

The change in fair value of liabilities was related to the warrants associated with our equity issuance in April 2010.  The derivative warrant liability was valued at approximately $105,000 at December 31, 2011 and was valued at approximately $78,000 on June 30, 2012 resulting in a year-to-date gain of approximately $27,000.

Income Taxes

(in thousands)	Three months ended June 30,		Percent of sales		Percent	Six months ended June 30,		Percent of sales		Percent
	2012	2011	2012	2011	change	2012	2011	2012	2011	change
Income before income taxes	$226	$610	3.0%	8.9%	(62.9)%	$547	$1,285	3.9%	9.9%	(57.4)%

Benefit (provision) for taxes	$(74)	$(181)	(1.0)%	(2.6)%	(59.2)%	$(208)	$(364)	(1.5)%	(2.8)%	(42.9)%
Effective tax rate	32.7%	29.7%				38.0%	28.3%

Index

While we are subject to U.S. federal income tax as well as income tax of certain state jurisdictions, during the three and six months ended June 30, 2012, our current provisions were zero because the net effect of our permanent and temporary differences resulted in recognizing a loss for tax purposes.  At June 30, 2012, we have remaining net operating loss carryforwards and other net deferred income tax assets of approximately $3.0 million to reduce future taxable income.  Our effective tax rate of 38.0% for the six months ended June 30, 2012 was less than the statuatory tax rates primarily because we recognized certain gains from fair value adjustments for financial statement purposes that are not expected to reverse (i.e. permanent differences).

Net Income

(in thousands)	Three months ended June 30,		Percent of sales		Percent	Six months ended September 30,		Percent of sales		Percent
	2012	2011	2012	2011	change	2012	2011	2012	2011	change
Net income	$152	$429	2.0%	6.3%	(64.5)%	$339	$921	2.4%	7.1%	(63.2)%

Product Development

We have developed most of our products and product improvements internally.  Funds for this development have come primarily from our internal cash flow and equity issuances.  We maintain close working relationships with physicians and medical personnel in hospitals and universities who assist in product research and development.  New and improved products play a critical role in our sales growth.  We continue to emphasize the development of proprietary products and product improvements to complement and expand our existing product lines.  We have a centralized research and development focus in Florida for new product development and product improvements.  Our research, development and engineering units at the manufacturing locations maintain relationships with distribution locations and customers to provide an understanding of changes in the market and product needs.  During 2012, we continued to invest in expanding our J-Plasma product line and technology, ICON VS™ and the accompanying vessel sealing technology, and Aaron™ 1450.  We intend to pay the ongoing costs for this development from operating cash flows.

At this time, we do not contemplate any material purchase or acquisition of assets during the next twelve months that our ordinary cash flow and/or credit line would be unable to sustain.

Reliance on Collaborative, Manufacturing and Selling Arrangements

We depend on certain contractual OEM customers for product development.  In these situations, we plan to manufacture the products developed.  The customer has no legal obligation, however, to purchase the developed products.  If the collaborative customer fails to give us purchase orders for the product after development, our future business and value of related assets could be negatively affected.  Furthermore, we can give no assurance that a collaborative customer may give sufficient high priority to our products.  In addition, disagreements or disputes may arise between us and our contractual customers, which could adversely affect production of our products.  We also have two collaborative arrangements with foreign suppliers, one informal and one contractual, in which we request the development of certain items and components, and we purchase them pursuant to purchase orders.  Our purchase orders are never longer than one year and are supported by orders from our customers. We recently amended the manufacturing agreement with our Bulgarian supplier, which as of March 1, 2012, may result in certain contingent liabilities on our part if we terminate our arrangement prior to July 1, 2014 (see Note 10).

Liquidity and Capital Resources

Our working capital at June 30, 2012 increased by approximately $0.3 million to $14.4 million compared to approximately $14.1 million at December 31, 2011. This increase was mainly the result of a decrease in inventory purchases and increased sales.  Accounts receivable days of sales outstanding were 39.4 days and 34.7 days at June 30, 2012 and 2011, respectively. The number of days worth of sales in inventory, which is the total inventory available for production divided by the 12 month average cost of materials, decreased  9 days to 228 days equating to an inventory turn ratio of 1.5 at June 30, 2012 from 237 days and an inventory turn ratio of 1.3 at December 31, 2011. The lower number of days worth of sales is mainly due to the increased conversion of raw materials to accommodate the six month period increased sales.

We generated cash from operations of approximately $0.5 million for the six months ended June 30, 2012, compared to cash generated from operations of approximately $2.2 million for the same period in 2011, which included a one time gain of $750,000 resulting from a legal settlement, a decrease of approximately $1.7 million.

Index

During the six month period ended June 30, 2012, we used approximately $287,000 for the purchase of property and equipment as compared to purchases amounting to approximately $261,000 for the same period in 2011.

We used cash from financing activities of approximately $64,000 during the first six months of 2012, a decrease of approximately $5,000 as compared with the same period in 2011. The decrease in cash from financing activities resulted primarily from lower net payments related to our long-term bonds.

We currently have approximately $3.5 million outstanding under industrial revenue bonds which we previously used for the purchase and renovation of our Clearwater, Florida facility.  These bonds were refinanced in October 2011 through PNC Bank, N.A. The bonds, which are being amortized over a 20-year term, balloon in November 2018 and bear interest at a fixed interest rate of 5.6%.  Scheduled maturities of this indebtedness are $129,800, $137,300, $145,000, $153,100 and $161,700 for 2012, 2013, 2014, 2015 and 2016, respectively and approximately $2.8 million thereafter.

We had approximately $5.0 million in cash and cash equivalents at June 30, 2012. We believe our cash on hand, as well as anticipated cash flows from operations, will be sufficient to meet our operating cash commitments for the next twelve months. Should additional funds be required, we have secured additional borrowing capacity with PNC Bank. (See below)

We have a $6 million secured revolving line of credit facility with PNC Bank, which at June 30, 2012 had a zero balance. Advances under the $6 million line of credit are due on demand and bear interest at a rate of daily LIBOR plus 1.75% and are secured by a perfected first security interest in our inventory and accounts receivable.

In addition we have a separate credit facility with PNC Bank for up to $1 million for financing new equipment purchases. This credit facility provides for a 1 year draw up to the conversion date of October 31, 2012.  Prior to the conversion dates amounts outstanding will bear an interest rate of daily LIBOR plus 2.25%.  Once the note is converted the term will be 5 years and will bear an interest rate of daily LIBOR plus 2.50%. The note would be secured by a perfected first security interest in the new equipment purchased.

Subsequent available borrowings for both these credit facilities are subject to a borrowing base utilizing a percentage of eligible receivables, inventories, and any assigned cash along with certain financial ratios, specifically maintaining: (i) a ratio of tangible net worth of less than 0.75 to 1.0 and (ii) a ratio of minimum fixed charge of 1.5 to 1.0 measured on a rolling four quarter basis.

At June 30, 2012, we were in full compliance with the loan covenants and ratios of both the credit facilities. According to our most recent borrowing base calculation, we had approximately $3.8 million total availability under the $6 million credit line, of which we currently have a zero balance. We also have available approximately $1.0 million under the equipment line of credit.

Our future contractual obligations for agreements with initial terms greater than one year and agreements to purchase materials in the normal course of business are summarized as follows (in thousands):

Description	Years Ending December 31,
	2012	2013	2014	2015	2016	2017
Operating leases	$128	$$228	$12	$-	-	-
Employment agreements	305	591	46	-	-	-
Purchase Commitments	3,807	-	-	-	-	-

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

Index

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

Liabilities valued at fair value

Certain financial instruments, such as warrants, which are indexed to our common stock, are classified as liabilities when either: (a) the holder possesses rights to net-cash settlement or (b) physical or net-share settlement is not within our control.  In such instances, net-cash settlement is assumed for financial accounting and reporting purposes, even when the terms of the underlying contracts do not provide for net-cash settlement.  Such financial instruments are initially recorded, and continuously carried, at fair value. (see Note 6)

Determining the fair value of these instruments involves judgment and the use of certain relevant assumptions including, but not limited to, interest rate risk, historical volatility and stock price, estimated life of the derivative, anti-dilution provisions, and conversion/redemption privileges.  The use of different assumptions or changes in those assumptions could have a material effect on the estimated fair value amounts.

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

Index

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

It is our policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. To the extent that the probable tax outcome of these uncertain tax positions changes, such changes in estimate will impact the income tax provision in the period in which such determination is made. At June 30, 2012, we believe we have appropriately accounted for any unrecognized tax benefits. To the extent we prevail in matters for which a liability for an unrecognized tax benefit is established or we are required to pay amounts in excess of the liability, our effective tax rate in a given financial statement period may be affected.

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

Our short-term investments consist of cash, cash equivalents and overnight investments. As such we do not believe we are exposed to significant interest rate risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid overnight money market investments. If a 10% change in interest rates were to have occurred on June 30, 2012, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of June 30, 2012. Based upon that evaluation, our CEO and CFO concluded that, as of the end of that period, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Index

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f)) during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Settlement Agreement contains no admission of liability or wrongdoing by the Company, Mr. Andrew Makrides, the Company’s Chief Executive Officer, Mr. Moshe Citronowicz, the Company’s Senior Vice President of Operations, Livneh, Henvil or Lican.  Pursuant to the Settlement Agreement, the Company, Mr. Makrides, Mr. Citronowicz, Livneh, Henvil and Lican agreed to dismiss the litigation with prejudice and they fully and finally released all claims known and unknown, foreseen and unforeseen, which they had against each other through the date of the Settlement Agreement.

Our future installment payment obligations related to this settlement as of June 30, 2012 for the calendar years ended December 31, 2012 and 2013 (in thousands):

Current	$279
Long Term	93

Total	$372

As previously reported the Company’s position as of June 30, 2012 was that the Company had complied with the agreement by having paid the initial $250,000 lump sum and the $14,700 due to Henvil, transferred the related inventory, initiated the transfer of other assets and patents as outlined in the Settlement Agreement, and by making installment payments commencing on May 1, 2012.

In July 2012, Steven Livneh and two of his related entities, Henvil Corp. Ltd. and Lican Development Ltd., commenced a new action against the Company, Andrew Makrides, the Company’s Chief Executive Officer, and Moshe Citronowicz, the Company’s Senior Vice President of Operations, in the United States District Court for the Middle District of Florida (Tampa division).  The complaint asserts, among other things, that (i) the defendants breached their obligations to the plaintiffs under the Settlement Agreement by allegedly failing to take certain actions that facilitated the plaintiffs’ marketing and sale of the Seal-N-Cut products in the People’s Republic of China, (ii) that defendants tortiously interfered with plaintiffs’ Chinese business relationships and expectations allegedly by, among other things, refusing to provide plaintiffs with an ICON VS generator and (iii) plaintiffs allegedly suffered damages as a result of defendants’ misrepresentations.  The complaint seeks, among other things, the following: (i) unspecified compensatory damages in excess of $4 million, (ii) providing plaintiffs with all ICON VS generators, (iii) an assignment to plaintiffs of all patents identified in the Settlement Agreement and (iv) a rescission of the Settlement Agreement.  We believe the allegations to be frivolous and without merit and we intend to defend the action vigorously.  The outcome of this matter is uncertain, no range of potential loss can be estimated and accordingly no effect has been given to any loss that may result from the resolution of this matter in the accompanying consolidated financial statements.

On July 24, 2012, the Company filed a motion to dismiss the complaint and to compel arbitration.  The plaintiffs have opposed the motion to compel arbitration and the issue is before the Court for resolution.

Stockholder Derivative Action

In September 2011, we were served in a purported stockholder derivative action that was filed in the United States District Court for the Middle District of Florida against the Company and certain of its present and former officers and directors. The complaint asserts, among other things, breach of fiduciary duties and bad faith in relation to the management of the Company. The complaint seeks, among other things, unspecified compensatory damages and various forms of equitable relief. The allegations in the derivative action appear to be based largely on the January 10, 2011 Livneh counterclaim described above.

Index

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

In May 2012, the Company and the individual defendants filed a motion to dismiss the plaintiff’s complaint based, in part, upon the plaintiff’s failure to make demand upon the board as required by applicable law. The motion is presently subjudice.

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

On July 3, 2012, plaintiff amended the complaint to add Andrew Makrides, the Company’s Chief Executive Officer, as a defendant.  The amended complaint asserts essentially the same allegations as the original filing but asserts additional claims concerning (i) an alleged violation of ERISA and (ii) an alleged tortious interference with the plaintiff’s employment contract by Andrew Makrides.  We believe we have meritorious defenses against Mr. Keen’s claims and will vigorously defend this action. The outcome of this matter is uncertain and accordingly no effect has been given to any loss that may result from the resolution of this matter in the accompanying consolidated financial statements, however the range of potential loss is zero to approximately $600,000 plus possible attorney fees which are not determinable at this time.

On July 16, 2012, the Company filed a motion to dismiss the amended complaint.

In addition to the above, in the normal course of business, we are subject, from time to time, to legal proceedings. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of June 30, 2012. These matters could affect the operating results of any one or more quarters when resolved in future periods.

We expense costs of litigation related to contingencies in the periods in which the costs are incurred.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2011, in response to Item 1A to Part 1 of Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Index

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1	2012 Share Incentive Plan.*

101.1	Financial Statements from the Quarterly Report on Form 10-Q of Bovie Medical Corporation for the three months ended June 30, 2012, filed on August 14, 2012, formatted in XBRL.

*	Incorporated by reference from the Company’s definitive proxy statement filed with the Commission on May 22, 2012.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bovie Medical Corporation

Dated: August 14, 2012	By:	/s/ Andrew Makrides
Andrew Makrides
Chief Executive Officer

Dated: August 14, 2012	By:	/s/ Gary D. Pickett
Gary D. Pickett
Chief Financial Officer