Form 10-K/A
period 2011-12-31
BOVIE MEDICAL CORP
filed 2012-08-16
CIK 719135

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
Yes:  ☒         No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act (Check one):

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

The number of shares of the registrant's $.001 par value common stock outstanding on the NYSE Amex exchange as of March 1, 2012 was 17,765,630

Company Symbol-BVX
Company SIC (Standard Industrial Code)-3841

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

Bovie Medical Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Original Form 10-K Filing”), which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 29, 2012.

We are filing this Amendment in response to a comment letter received from the SEC received July 26, 2012 (the “Comment Letter”).  This Amendment provides (i) additional footnote disclosure to the Summary Compensation Table in Item 11 - Executive Compensation Discussion and Analysis – Compensation of Named Executive Officers and (ii) amends the Outstanding Equity Awards for Mr. Gary Pickett and Mr. Leonard Keen in Item 11 - Executive Compensation Discussion and Analysis.

Additionally, pursuant to the rules of the SEC, Part IV of the Original Form 10-K Filing has been amended to contain currently dated certifications of the Company’s chief executive officer and chief financial officer. As required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002, the certifications of our chief executive officer and chief financial officer are attached to this Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described above, no other amendments have been made to the Original Form 10-K Filing. All other Items of the Original Form 10-K Filing are unaffected by this Amendment and therefore should be read in conjunction with this Form 10-K/A. This Amendment does not reflect events occurring after March 29, 2012 or modify or update the disclosure contained in the Original Form 10-K Filing in any way other than as required to reflect the revisions discussed above.

Bovie Medical Corporation
2011 Form 10-K/A Annual Report

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

Compensation of Named Executive Officers

The following table sets forth the compensation paid to each of Bovie’s Named Executive Officers for the three years ended December 31, 2011 for services to our Company in all capacities:

Summary Compensation Table

Name And Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($) *		Non- Equity Incentive Plan Compensa- tion Earnings ($)	Change in Pension Value and Nonquali- fied Deferred compen- sation Earnings ($)	All Other Compen- Sation ($)		Total ($)
(a)	(b)	(c)		(d)	(e)	(f)		(g)	(h)	(i)		(j)
Andrew Makrides	2011	$205,252		0	0	0		0	0	$18,823	(9)	$224,075
CEO,	2010	$205,252		0	0	0		0	0	19,542	(6)	$224,794
Chairman of the Board	2009	$205,252		0	0	0		0	0	18,463	(1)	$223,715
Gary D.	2011	$109,331		0	0	0		0	0	$374	(15)	$109,705
Pickett	2010	$101,970		0	0	$9,800	(7)	0	0	$374	(10)	$112,144
CFO, Treasurer, Secretary	2009	$101,186		0	0	$43,750	(8)	0	0	$483	(2)	$145,419
J. Robert	2011	$290,651		0	0	0		0	0	$19,321	(12)	$309,972
Saron	2010	$290,651		0	0	0		0	0	$9,159	(11)	$299,810
President, Chief Sales and Marketing Officer and Director	2009	$290,651		0	0	0		0	0	$10,972	(3)	$301,623
Moshe	2011	$212,199		0	0	0		0	0	$16,534	(14)	$228,733
Citronowicz	2010	$213,549		0	0	0		0	0	$15,327	(13)	$228,876
Sr. Vice President (***)	2009	$213,549		0	0	0		0	0	$14,069	(4)	$227,618
Leonard Keen	2011	$188,324		0	0	0		0	0	$479	(17)	$188,803
V.P.& General Counsel (**)	2010	$151,442	(16)	0	0	0		0	0	$82,580	(5)	$234,022

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

** Mr. Keen was terminated as of December 9, 2011.

*** As reported on the Company’s Form 8-K, filed on November 29, 2011:  (i) Mr. Citronowicz forfeited all stock options issued to him (whether vested or unvested), totaling 75,000 options, (ii) Mr. Citronowicz’s employment agreement with the Company was cancelled, (iii) Mr. Citronowicz was reassigned to the position of Director of Strategic Development and (iv) Mr. Citronowicz’s base salary was reduced from approximately $220,000 to $196,000.

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

Outstanding Equity Awards

The following table presents information with respect to each unexercised stock option held by Bovie's Named Executive Officers as of December 31, 2011:

		Outstanding Equity Awards at 12/31/11
Name		# of Securities Underlying Unexercised Options (# Exercisable)	# of Securities Underlying Unexercised Options (# Unexercisable)	Option Exercise Price ($/sh)	Option Expiration Date 10 Years After Grant Date
Andrew Makrides		25,000	--	3.25	9/29/2013
		25,000	--	2.13	9/23/2014
		25,000	--	2.25	5/5/2015
J. Robert Saron		12,500	--	3.25	9/29/2013
		12,500	--	2.13	9/23/2014
		12,500	--	2.25	5/5/2015
Gary Pickett		14,287	5,714	8.66	1/12/2017
		3,571	1,429	7.10	3/29/2017
		3,571	8,929	8.32	10/26/2019
		1,429	8,571	2.46	7/12/2020
Leonard Keen	(1)	14,286	--	7.45	3/2/2020
	(1)	1,429	--	2.46	7/12/2020

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

PART IV

ITEM 15:	Exhibits, Financial Statement Schedules.

The following exhibits are filed as part of this Form 10-K/A:

31.1 *	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2 *	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1 *	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2 *	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Melville, New York on August 16, 2012.

Bovie Medical Corporation

By: /s/ ANDREW MAKRIDES
Andrew Makrides
Chief Executive Officer
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

Principal Executive Officer:

/s/ ANDREW MAKRIDES Andrew Makrides	Chief Executive Officer and Chairman of the Board	August 16, 2012

Principal Financial Officer and Principal Accounting Officer:

/s/ GARY D. PICKETT Gary D. Pickett	Chief Financial Officer, Treasurer, and Secretary	August 16, 2012

Directors:

/s/ J. ROBERT SARON J. Robert Saron	President, Chief Sales and Marketing Officer and Director	August 16, 2012

/s/ GEORGE KROMER George Kromer	Director	August 16, 2012

/s/ MICHAEL NORMAN Michael Norman	Director	August 16, 2012

/s/ AUGUST LENTRICCHIA August Lentricchia	Director	August 16, 2012

/s/ LAWRENCE J. WALDMAN Lawrence J. Waldman	Director	August 16, 2012

/s/ MICHAEL GERAGHTY Michael Geraghty	Director	August 16, 2012