Form 10-Q
period 2012-09-30
BOVIE MEDICAL CORP
filed 2012-11-14
CIK 719135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

The number of shares of the registrant's common stock $.001 par value outstanding as of November 1, 2012 was 17,779,962.

BOVIE MEDICAL CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2012

Index

 PART I. FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2012 AND DECEMBER 31, 2011
(in thousands)

Assets

	September 30, 2012	December 31, 2011
	(Unaudited)
Current assets:

Cash and cash equivalents	$4,488	$4,880
Trade accounts receivable, net	2,638	2,216
Inventories, net	7,783	8,178
Prepaid expenses and other current assets	1,033	710
Deferred income tax asset, net	400	500

Total current assets	16,342	16,484

Property and equipment, net	7,120	7,176
Brand name and trademark	1,510	1,510
Purchased technology, net	686	752
License rights, net	--	26
Deferred income tax asset, net	1,311	1,509
Other assets	1,071	783

Total assets	$28,040	$28,240

The accompanying notes are an integral part of the consolidated financial statements.

Index

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2012 AND DECEMBER 31, 2011
(CONTINUED) (in thousands)

Liabilities and Stockholders' Equity

	September 30, 2012	December 31, 2011
Current liabilities:	(Unaudited)

Accounts payable	$617	$1,085
Accrued payroll	105	88
Accrued vacation	241	149
Current portion of mortgage note payable to bank	135	130
Current portion of settlement	279	587
Accrued and other liabilities	553	350

Total current liabilities	1,930	2,389

Bonds payable, net of current portion	3,317	3,420
Settlement liability, net of current portion	23	209
Derivative liabilities	213	105

Total liabilities	5,483	6,123

Commitments and Contingencies (see Note 10)

Stockholders' equity:

Preferred stock, par value $.001; 10,000,000 shares authorized; none issued or outstanding
Common stock, par value $.001 par value; 40,000,000 shares authorized; 17,779,962 and 17,760,724 issued and 17,636,883 and 17,617,645 outstanding on September 30, 2012 and December 31, 2011, respectively	18	18
Additional paid-in capital	25,465	25,356
Deficit	(2,926)	(3,257)

Total stockholders' equity	22,557	22,117

Total liabilities and stockholders' equity	$28,040	$28,240

The accompanying notes are an integral part of the consolidated financial statements.

Index

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(unaudited) (in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Sales	$6,671	$6,256	$20,843	$19,252
Cost of sales	3,777	3,650	12,297	11,167

Gross profit	2,894	2,606	8,546	8,085

Gain from settlement of litigation	--	--	--	750

Other costs and expenses:
Research and development	322	288	969	924
Professional services	408	289	1,061	906
Salaries and related costs	781	785	2,352	2,391
Selling, general and administrative	1,101	996	3,246	3,231

Total other costs and expenses	2,612	2,358	7,628	7,452

Income from operations	282	248	918	1,383

Change in fair value of liabilities, net	(135)	(67)	(108)	181
Interest expense, net	(58)	(42)	(175)	(141)

Income before income taxes	89	139	635	1,423

Provision for income taxes, net	(96)	(76)	(304)	(439)

Net income (loss)	$(7)	$63	$331	$984

Earnings (loss) per share
Basic	$--	$--	$0.02	$0.06
Diluted	$--	$--	$0.02	$0.06

Weighted average number of shares outstanding- basic	17,634	17,601	17,628	17,592

Weighted average number of shares outstanding – dilutive	17,634	17,774	17,731	17,807

The accompanying notes are an integral part of the consolidated financial statements.

Index

 BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2011 AND THE PERIOD ENDED SEPTEMBER 30, 2012
(in thousands)

	Common Stock		Additional Paid-in
	Shares	Par Value	Captal	Deficit	Total

January 1, 2011	17,564	$18	$25,113	$(3,366)	$21,765

Options exercised	69	–	39	–	39

Stock based compensation	–	–	132	–	132

Stock swap to acquire options	(16)	–	(39)	–	(39)

Non-cash elimination of Lican restricted stock liability	–	–	111	–	111

Net income	–	–	–	109	109

December 31, 2011	17,617	18	25,356	(3,257)	22,117

Options exercised	26	–	17	–	17

Stock based compensation	–	–	109	–	109

Stock swap to acquire options	(7)	–	(17)	–	(17)

Net income	–	–	–	331	331

September 30, 2012 (unaudited)	17,636	$18	$25,465	$(2,926)	$22,557

The accompanying notes are an integral part of the consolidated financial statements.

Index

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED) (in thousands)

	2012	2011
Cash flows from operating activities
Net income	$331	$984
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	640	677
Provision for (recovery of) inventory obsolescence	(19)	34
(Gain) loss on disposal of property and equipment, net	(41)	1
Stock based compensation	109	105
Change in fair value of liabilities	108	(181)
Provision for deferred taxes	298	439
Changes in current assets and liabilities:
Trade receivables	(422)	(70)
Prepaid expenses	(324)	346
Inventories	414	(87)
Deposits and other assets	(289)	(68)
Accounts payable	(468)	(240)
Accrued and other liabilities	(183)	205

Net cash provided by operating activities	154	2,145

Cash flows from investing activities
Purchases of property and equipment	(449)	(459)
Net cash used in investing activities	(449)	(459)

Cash flows from financing activities
Repayments of long-term bond debt	(97)	(105)
Net cash used in financing activities	(97)	(105)

Net change in cash and cash equivalents	(392)	1,581

Cash and cash equivalents, beginning of period	4,880	3,827

Cash and cash equivalents, end of period	$4,488	$5,408

Cash paid during the nine months ended September 30, 2012 and 2011 for:

Interest	$175	$141
Income taxes	$--	$--

The accompanying notes are an integral part of the consolidated financial statements.

Index

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
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

Certain amounts in the September 30, 2011 and December 31, 2011 financial statements have been reclassified to conform to the presentation in the September 30, 2012 financial statements.

NOTE 2.	INVENTORIES

Inventories are stated at the lower of cost or market.  Cost is determined principally on the average cost method.  Inventories at September 30, 2012 and December 31, 2011 were as follows (in thousands):

	September 30, 2012	December 31, 2011

Raw materials	$4,750	$5,127
Work in process	1,529	1,778
Finished goods	2,028	1,825
Gross inventories	8,307	8,730
Less: reserve for obsolescence	(524)	(552)

Net inventories	$7,783	$8,178

NOTE 3.	INTANGIBLE ASSETS

At September 30, 2012 and December 31, 2011 intangible assets consisted of the following (in thousands):

	September 30, 2012	December 31, 2011

Trade name (life indefinite)	$1,510	$1,510

Purchased technology (9-17 yr life)	$1,441	$1,441
Less: accumulated amortization	(755)	(689)

Net carrying amount	$686	$752

License rights (5 yr life)	$316	$316
Less accumulated amortization	(316)	(290)
Net carrying amount	$--	$26

Index

NOTE 3.	INTANGIBLE ASSETS (continued)

Amortization of intangibles, which is included in depreciation and amortization in the accompanying statements of cash flows, was approximately $92,600 and $129,000 during the respective nine month periods ended September 30, 2012 and 2011.

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

In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This update simplifies the guidance for testing the impairment of indefinite-lived intangible assets other than goodwill. The amendments in ASU 2012-02 allow an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. The amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We will adopt the revised accounting guidance effective October 1, 2012, and we do not anticipate that its adoption will have a material impact on our financial statements.

NOTE 5.	FAIR VALUE MEASUREMENTS

Certain assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2012 are measured in accordance with FASB ASC Topic 820-10-05, Fair Value Measurements.  FASB ASC Topic 820-10-05 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements

Index

NOTE 5.	FAIR VALUE MEASUREMENTS (continued)

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

 The following table summarizes our financial instruments measured at fair value as of September 30, 2012 (in thousands):

	September 30, 2012 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents – United States	$4,488	$4,488	$–	$–

Total assets	$4,488	$4,488	$–	$–

Liabilities:
Warrant liability (1)	$213	$–	$–	$213

Total liabilities	$213	$–	$–	$213

The following table summarizes our financial instruments measured at fair value as of December 31, 2011 (in thousands):

	December 31, 2011 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents – United States	$4,870	$4,870	$–	$–
Cash and equivalents - Foreign currency	10	10	–	–

Total assets	$4,880	$4,880	$–	$–

Liabilities:
Warrant liability (1)	$105	$–	$–	$105

Total liabilities	$105	$–	$–	$105

(1)	Refer to Warrants and Stockholders’ Equity (Note 6) for valuation assumptions.

Index

NOTE 5.	FAIR VALUE MEASUREMENTS (continued)

Activity in our Level 3 Assets was as follows (in thousands):

Description	September 30, 2012	December 31, 2011

Beginning balance	$105	$504
Purchases, issuances, and settlements (Note 6)	--	--
Reduced Lican liability from settlement	--	(111)
Total loss (gain) included in earnings (2)	108	(288)

Ending Balance	$213	$105

(2)	Gains and losses for the periods related to the revaluation of equity based liabilities. These gains or losses are included in our consolidated statements of operations.

NOTE 6.	WARRANTS AND STOCKHOLDERS’ EQUITY

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

The warrants are valued using a binomial lattice valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in this model at inception and as of September 30, 2012 included an expected remaining life of 3 years, an expected dividend yield of zero, estimated volatility range between 41% - 43%, and risk-free rates of return range between  0.31% - 0.40%. For the risk-free rates of return, we use the published yields on zero-coupon Treasury Securities with maturities consistent with the remaining term of the warrants and volatility is based on a weighted average of the historical volatility of our stock price and peer company stock price volatility. We also take into consideration a probability assumption for anti-dilution.

During the nine months ended September 30, 2012, we issued 19,238 common shares in exchange for 26,000 non-employee stock options (via a stock swap). Net proceeds from the issuance of common shares along with the shares received in the stock swap exercises were zero for the nine month period ended September 30, 2012.

Index

NOTE 7.	EARNINGS PER SHARE (in thousands, except EPS)

We compute basic earnings per share (“basic EPS”) by dividing net income by the weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding (primarily stock options).  The following table provides the computation of basic and diluted earnings per share for the three month and nine month periods ending September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except EPS)	2012	2011	2012	2011
Net income (loss)	$(7)	$63	$331	$984
Basic weighted average shares outstanding	17,634	17,601	17,628	17,592
Effect of potential dilutive securities	--	173	103	215
Diluted weighted averageshares outstanding	17,634	17,774	17,731	17,807

Basic EPS	$--	$--	$0.02	$0.06

Diluted EPS	$--	$--	$0.02	$0.06

For the nine months ended September 30, 2012 and 2011, options and warrants to purchase approximately 778,000 and 1,000,000 shares of common stock respectively, were excluded from the computation of diluted earnings per share because their effects were anti-dilutive.

NOTE 8.	STOCK-BASED COMPENSATION

Under our stock option plan, our board of directors may grant options to purchase common shares to our key employees, officers, directors and consultants.  We account for stock options in accordance with FASB ASC Topic 718, Compensation – Stock Compensation, with option expense amortized over the vesting period based on the binomial lattice option-pricing model fair value on the grant date, which includes a number of estimates that affect the amount of our expense. During the nine months ended September 30, 2012, we expensed approximately $109,000 in stock-based compensation.

Activity in our stock options during the period ended September 30, 2012 was as follows:

	Number Of Options (in thousands)	Weighted Average Exercise Price

Outstanding at December 31, 2011	1,533	$3.99

Granted	279	$2.58
Exercised	(26)	$0.70
Cancelled	(5)	$7.33

Outstanding at September 30, 2012	1,781	$3.80

The grant date fair value of options granted during the first nine months of 2012 were estimated on the grant date using a binomial lattice option-pricing model and the following assumptions: expected volatility of 43%, expected term of between 3-5 years, risk-free interest rate of 0.4%, and expected dividend yield of 0%.

Index

NOTE 8.	STOCK-BASED COMPENSATION (continued)

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

While we are subject to U.S. federal income tax as well as income tax of certain state jurisdictions, during the nine months ended September 30, 2012, our current provision was zero because the net effect of our permanent and temporary differences resulted in us recognizing a loss for tax purposes. However, for the three month period ended September 30, 2012, permanent differences related to fair value adjustments resulted in us recognizing a gain for tax purposes and our current provision was approximately $96,000. At September 30, 2012, we have remaining net operating loss carryforwards and other net deferred income tax assets of approximately $2.9 million to reduce future taxable income.  Our effective tax rate of 47.7% for the nine months ended September 30, 2012 was greater than the statuatory tax rates primarily because we recognized certain losses from the fair value adjustments for financial statement purposes that are not expected to reverse (i.e. permanent differences).

NOTE 10.	COMMITMENTS AND CONTINGENCIES

We are obligated under various operating leases for our facilities and certain equipment, most notably a lease for a manufacturing and warehouse facility in St. Petersburg, Florida that requires monthly payments of approximately $13,000 and expires on October 31, 2013.  The following is a schedule of approximate future minimum lease payments under operating leases having remaining terms in excess of one year as of September 30, 2012 for the calendar years ended December 31, 2012, 2013, 2014, and 2015 (in thousands):

2012	$64
2013	228
2014	12
2015	--

Total	$304

Rent expense approximated $139,000 and $148,000 for the nine month periods ending September 30, 2012 and 2011, respectively.

Additionally, we amended the manufacturing agreement with our Bulgarian foreign supplier which, as of March 1, 2012, provides for certain contingent liabilities on our part if we terminate our arrangement prior to July 1, 2014. The table below reflects our approximate contingent liability for the calendar years ended December 31, 2012, 2013, and 2014 (in thousands):

2012	$29
2013	128
2014	73

Total	$230

Index

NOTE 10.	COMMITMENTS AND CONTINGENCIES (continued)

Livneh/Lican Development Settlement

As previously reported, in December 2011, a settlement related to a litigation we were involved in with Steve Livneh (“Livneh”) a former director and certain entities owned by him, was structured and subsequently entered into on February 22, 2012. Under the terms of the Settlement Agreement (the “Settlement Agreement”), the Company will, among other things, perform the following:  (i) make a $250,000 lump sum payment to Livneh ($50,000 of which was previously recorded and expensed), (ii) make 18 installment payments to Livneh in the amount of $23,222.22 per month, (iii) reimburse Livneh for all unpaid expenses that Livneh incurred on behalf of the Company during the period of his employment and/or consultancy (from October 1, 2006 through August 11, 2010), (iv) pay Livneh $14,700, which represents the balance of the amounts due to Henvil Corp. Ltd. under a certain bill of sale, dated April 12, 2010, (v) transfer to Livneh the title of a certain automobile, (vi) transfer to Livneh all of the Company’s right and interest in certain Intellectual Property (as defined in the Settlement Agreement) pertaining to the Modular Ergonomic Grip (“MEG”), Modullion, RF Skin Resurfacing, Scannula, Double Jaw Forceps and Tip-On-Tube designs and trade name (collectively, the “Assigned Patents”), (vi) transfer to Livneh certain parts for the MEG device, (vii) grant Livneh an exclusive license to produce, market and sell the Seal-N-Cut device in the People’s Republic of China, (viii) pay to Livneh royalty payments of 3% on the Company’s Net Sales (as defined in the Settlement Agreement) of the Seal-N-Cut device outside the People’s Republic of China, and (ix) pay to Livneh a one-time royalty payment of 5% upon the closing of any sale by the Company of its right or interest in any Intellectual Property pertaining to the Seal-N-Cut device.  To secure the Company’s obligations, the Company granted Livneh a security interest in all of its rights and interest of the Company in the Seal-N-Cut device, including all Intellectual Property pertaining thereto. Since the loss was quantifiable and known in December 2011, we recognized this settlement loss in 2011 and all payments hereunder were accrued during the fourth quarter.

In exchange, Livneh agreed, among other things, to perform the following: (i) pay to the Company royalty payments of 3% on Livneh’s Net Sales of the Assigned Patents, excluding any Net Sales of the RF Skin Resurfacing or Tip-On-Tube, (ii) pay to the Company a one-time royalty payment of 5% upon the closing of any sale by Livneh, Henvil or Lican Development Ltd. of their right or interest in any Intellectual Property pertaining to the Assigned Patents, and (iii) pay to the Company royalty payments of 3% on Livneh’s Net Sales of the Seal-N-Cut device in the People’s Republic of China.

The Settlement Agreement contains no admission of liability or wrongdoing by any party to the litigation. Pursuant to the Settlement Agreement, the Company, Mr. Makrides, Mr. Citronowicz, Livneh, Henvil and Lican agreed to dismiss the litigation with prejudice and they fully and finally released all claims known and unknown, foreseen and unforeseen, which they had against each other through the date of the Settlement Agreement.

Our future installment payment obligations related to this settlement as of September 30, 2012 for the calendar years ended December 31, 2012 and 2013 (in thousands):

Current	$279
Long Term	23

Total	$302

As previously reported, the Company’s position is that we have complied with the Settlement Agreement by having paid the initial $250,000 lump sum and the $14,700 due to Henvil, transferred the related inventory, initiated the transfer of other assets and patents as outlined in the Settlement Agreement, and by making installment payments commencing on May 1, 2012.

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

Index

NOTE 10.	COMMITMENTS AND CONTINGENCIES (continued)

On July 24, 2012, the Company filed a motion to dismiss the complaint and to compel arbitration.  The plaintiff opposed the motion, and the motion was subsequently withdrawn as moot due to the non-availability of the stipulated arbitrator.

Stockholder Derivative Action

As previously reported, in September 2011, we were served in a purported stockholder derivative action that was filed in the United States District Court for the Middle District of Florida against the Company, as a nominal defendant, and certain of its present and former officers and directors. The complaint asserts, among other things against the individual defendants, breach of fiduciary duties and bad faith in relation to the management of the Company. The complaint seeks, among other things against the individual defendants, unspecified compensatory damages and various forms of equitable relief. The allegations in the derivative action appear to be based largely on the January 10, 2011 Livneh counterclaim described above.

On March 29, 2012, plaintiffs amended their complaint to remove one of the plaintiffs and replace it with another. The amended complaint asserts essentially the same allegations as the original filing. We believe the allegations to be frivolous and without merit and we intend to defend the action vigorously. We are investigating whether there is a collusive connection between the derivative action and the previously settled lawsuit with Livneh.  While no claims are asserted directly against the Company, the Company may have certain indemnification obligations to the individual defendants with respect to amounts paid by the individual defendants in connection with the litigation. The outcome of this matter is uncertain, no range of potential loss can be estimated and accordingly no effect has been given to any loss that may result from the resolution of this matter in the accompanying consolidated financial statements.

In May 2012, the Company and the individual defendants filed a motion to dismiss the plaintiff’s complaint based, in part, upon the plaintiff’s failure to make demand upon the board as required by applicable law. The motion was denied and the parties are proceeding with discovery.

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

On July 3, 2012, plaintiff amended the complaint to add Andrew Makrides, the Company’s Chief Executive Officer, as a defendant.  The amended complaint asserts essentially the same allegations as the original filing but asserts additional claims concerning (i) an alleged violation of ERISA and (ii) an alleged tortious interference with the plaintiff’s employment contract by Andrew Makrides.  We believe we have meritorious defenses against Mr. Keen’s claims and are vigorously defending this action. The outcome of this matter is uncertain and accordingly no effect has been given to any loss that may result from the resolution of this matter in the accompanying consolidated financial statements, however the range of potential loss is zero to approximately $600,000 plus possible attorney fees which are not determinable at this time.

On July 16, 2012, the Company filed a motion to dismiss the amended complaint.  In August 2012, the court issued a decision, dismissing the claim against Mr. Makrides as well as the claim alleging breach by the Company of the implied covenant of good faith.  Discovery in the action is proceeding on the remaining claims.

Index

NOTE 10.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

In addition to the above, in the normal course of business, we are subject, from time to time, to legal proceedings. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of September 30, 2012. These matters could affect the operating results of any one or more quarters when resolved in future periods.

We expense costs of litigation related to contingencies in the periods in which the costs are incurred.

NOTE 11.	RELATED PARTY TRANSACTION

Two of our former board of directors were considered related parties to whom we paid consulting fees during the nine months ended September 30, 2012. Both of these directors resigned in March 2012. We paid consulting fees of approximately $20,000 to an entity owned by one of the former directors and $7,500 directly to the other former director during the time period that they were acting as a director.

End of financial statements

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

Most of our products currently are marketed through medical distributors, which distribute to more than 6,000 hospitals, and to doctors and other health-care facilities. New distributors are contacted through responses to our advertising in international and domestic medical journals and domestic or international trade shows. International sales represented approximately 18.8% of total revenues for the first nine months of 2012, as compared with approximately 22.7% for the first nine months of 2011.  Our products are sold in more than 150 countries mainly through local dealers which are coordinated by sales and marketing personnel at the Clearwater, Florida facility.  In addition, for the launch of our new surgical suite / J-Plasma product lines, we have established the use of a network of approximately 50 commission-based independent direct sales contractors to market these products. Our business is generally not seasonal in nature.

Results of Operations – Three and Nine Months Ended September 30, 2012 Compared to Three and Nine Months Ended September 30, 2011

Sales

Sales by Product Line (in thousands)	Three months ended September 30,		Percent change	Nine months ended September 30,		Percent change
	2012	2011		2012	2011

Electrosurgical	$4,149	$3,989	4.0%	$13,417	$12,905	4.0%
Cauteries	1,878	1,577	19.1%	5,181	4,720	9.8%
Other	644	690	(6.7)%	2,245	1,627	38.0%

Total	$6,671	$6,256	6.6%	$20,843	$19,252	8.3%

Index

Sales by Domestic and International (in thousands)	Three months ended September 30,		Percent change	Nine months ended September 30,		Percent change
	2012	2011		2012	2011
Domestic	$5,308	$5,024	5.7%	$16,865	$14,835	13.7%
International	1,363	1,232	10.6%	3,978	4,417	(9.9)%

Total	$6,671	$6,256	6.6%	$20,843	$19,252	8.3%

During the three months ended September 30, 2012, we experienced increases in demand in both of our primary product line categories. The largest dollar sales increases occurred in our cauteries category amounting to approximately $301,000, or a 19.1% increase for the three months ended September 30, 2012 compared to the same period in 2011. The 4.0% sales increase experienced in our electrosurgical category during the three months ended September 30, 2012 compared to the same period in 2011, was mainly attributable to increased demand for our electrosurgical generators both internationally and with our domestic OEM customer amounting to approximately $160,000. We experienced a 6.7% decrease, or approximately $46,000, in our “other products” category sales for the three months ended September 30, 2012 when compared to the same period in 2011.

Sales during the nine months ended September 30, 2012 increased approximately $1.6 million or 8.3% compared to the same period in 2011. Our largest dollar sales increase which approximated $618,000 or 38% was in our “other products” category. This increase was also related to the sales trend of our new medical lighting systems and laproscopic instruments, amounting to increases of approximately $523,000 and $48,000 respectively. Some additional contributing factors to these increases were in various other products as well as engineering consulting services for which the combined net increase approximated $47,000 for the nine months ended September 30, 2012 as compared to the same period in 2011. The stronger demand for our OEM domestic electrosurgical generators we saw at the beginning of the year continued through the nine months ended September 30, 2012 and resulted in a 4.0% sales increase in our electrosurgical category, or approximately $513,000 when compared to the same period in 2011. Our trend of increased demand from our domestic customers for cauteries continued through the nine months ended September 30, 2012 amounting to approximately $461,000 or 9.8% when compared to the same period in 2011.

Our ten largest customers accounted for approximately 66% of net revenues for the nine months ended September 30, 2012 and 67% for the same period in 2011.  At September 30, 2012 and 2011, our ten largest trade receivables accounted for approximately 62% and 67% of our net receivables, respectively.  During the first nine months of 2012, two of our customers each accounted for 11% of total sales.  No customer accounted for greater than 10% of our sales for the same period ending September 30, 2011.

Gross Profit

(in thousands)	Three months ended September 30,		Percent of sales		Percent	Nine months ended September 30,		Percent of sales		Percent
	2012	2011	2012	2011	change	2012	2011	2012	2011	change
Cost of sales	$3,777	$3,650	56.6%	58.3%	3.5%	$12,297	$11,167	59.0%	58.0%	10.1%

Gross profit	$2,894	$2,606	43.4%	41.7%	11.1%	$8,546	$8,085	41.0%	42.0%	5.7%

In addition to our increased overall sales, our gross profit also increased as a percentage of sales by approximately 1.7% or $288,000 for the three months ended September 30, 2012 as compared to the same period in 2011. This increase is mainly attributable to higher sales of higher profit margin products which are offset by increased costs of goods sold expenses in areas of direct labor, health insurance, and direct and indirect J-Plasma product line costs, all totaling approximately $127,000 during the three months ended September 30, 2012 as compared to the same period in 2011.

Our gross profit for the nine months ended September 30, 2012 increased by approximately $461,000, or 5.7%, as compared to the same period in 2011. Although our gross profit was an increase in actual dollars it amounted to a 1% decrease as a percentage of sales, which was primarily attributable to higher sales of lower profit margin OEM generators during the period, lower sales of our higher profit margin generators sold through distribution during the period, a 70% cost of sales attributable to the additional medical lighting systems sales which we only began selling in the third quarter of 2011, and increases related to direct and indirect costs in the initial manufacture and roll out of our J-Plasma product line.

Index

Other Gain

Salient/Medtronic Settlement

During the nine months ended September 30, 2011, we entered into a settlement agreement related to the legal action with Salient Surgical Technologies, Inc. and Medtronic, Inc. The settlement called for us and related parties to immediately exit and not enter into the monopolar and bipolar saline-enhanced RF device business (including SEER TM) worldwide through February 2015. In exchange, Salient made a one-time payment to us of $750,000.

Research and Development Expense

(in thousands)	Three months ended September 30,		Percent of sales			Nine months ended September 30,		Percent of sales
	2012	2011	2012	2011	Percent change	2012	2011	2012	2011	Percent change
R & D Expense	$322	$288	4.8%	4.6%	11.8%	$969	$924	4.6%	4.8%	4.9%

We experienced an increase in research and development costs approximating $34,000 or 11.8% in the three months ended September 30, 2012 as compared to the same period in 2011, which were directly related to increased engineering labor, consulting, and testing costs related to advancing the J-Plasma product line as well as other new products.

During the nine months ended September 30, 2012, we experienced a 4.9% increase in research and development costs, or approximately $45,000, when compared to the same period in 2011. This increase, similar to our experience in the recent quarter, was mainly related to increased engineering labor, consulting, and testing costs with our other new products as well as advancing the J-Plasma product line.

Professional Services

(in thousands)	Three months ended September 30,		Percent of sales		Percent change	Nine months ended September 30,		Percent of sales		Percent change
	2012	2011	2012	2011		2012	2011	2012	2011
Professional services	$408	$289	6.1%	4.6%	41.2%	$1,061	$906	5.1%	4.7%	17.1%

We experienced an increase of approximately $119,000, or 41.2% in our professional services costs during the three months ended September 30, 2012 when compared to the same period in 2011. The main area of increase was in legal fees where we experienced an approximate increase of $133,000 primarily attributable to litigation expenses. This increase was offset by a reduction in accounting and auditing costs of approximately $14,000.

Our professional services costs for the nine months ended September 30, 2012 increased by approximately $155,000, or 17.1%, mainly due to increased legal fees related to existing lawsuits when compared to the same nine month period in 2011.

Index

Salaries

( in thousands)	Three months ended September 30,		Percent of sales		Percent change	Nine months ended September 30,		Percent of sales		Percent change
	2012	2011	2012	2011		2012	2011	2012	2011
Salaries & related cost	$781	$785	11.7%	12.5%	(0.5)%	$2,352	$2,391	11.3%	12.4%	(1.6)%

During the three months ended September 30, 2012, we had two additional sales positions which were offset by a reduction in in-house legal salaries, as compared to the same period in 2011, which resulted in our salaries expense in dollars remaining relatively the same.

We experienced a net 1.6% decrease in salaries and related costs, or approximately $39,000, during the nine months ending September 30, 2012 as compared to the same period in 2011 for similar reasons previously mentioned and experienced during the quarter.

Selling, General & Administrative Expenses

(in thousands)	Three months ended September 30,		Percent of sales		Percent change	Nine months ended September 30,		Percent of sales		Percent change
	2012	2011	2012	2011		2012	2011	2012	2011
SG & A costs	$1,101	$996	16.5%	15.9%	10.5%	$3,246	$3,231	15.6%	16.8%	0.5%

Our selling, general and administrative costs increased by approximately $105,000, or 10.5% for the three months ended September 30, 2012 as compared to the same period in 2011. This overall increase was the net result of the following approximate offsetting amounts:

•	a $61,000 decrease in bank fees and other various overhead related costs along with a gain on disposition of assets;
•	increases in rental fees, shareholder and stock exchange related costs, obsolete inventory provisions, general insurance, and various other overhead related costs amounting to approximately $144,000;
•	a $14,000 decrease in regulatory costs related to the support of our distribution and new product sales;
•	a $21,000 decrease in amortization costs related to the Meg product line which was written-off last year;
•	a $15,000 net increase in selling and marketing costs which includes trade shows, sales travel both international and domestic, and advertising; and
•	a $42,000 increase in commission expense due to increased distribution sales;

For the nine months ending September 30, 2012, we experienced an increase of approximately $15,000, or 0.5% in selling, general and administrative costs as compared to the same period in 2011. This slight overall increase was the net result of the following approximate offsetting amounts:

•
a $152,000 decrease in bank fees, general insurance from a premium reduction, royalty expense, obsolete inventory provisions,  building maintenance utilities, and other various overhead related costs along with a gain on disposition of assets;

•	a $65,000 decrease in regulatory costs related to the support of our distribution and new product sales;
•	a $37,000 decrease in amortization costs related to the Meg product line which was written-off last year;
•	a $56,000 decrease in miscellaneous cost related to the 2011 one time legal settlement which was absent for the same period 2012;
•	increases in computers and software, rental fees, general insurance, shareholder and stock exchange related costs, and various other overhead related costs amounting to approximately $101,000;
•
a $159,000 increase in selling and marketing costs related to our existing products along with our new J-Plasma line of products, which includes trade shows, sales travel both international and domestic, and advertising; and

•	a $66,000 increase in commission expense due to increased distribution sales;

Index

Other Income

(in thousands)	Three months ended September 30,		Percent of sales		Percent	Nine months ended September 30,		Percent of sales		Percent
	2012	2011	2012	2011	change	2012	2011	2012	2011	change

Net interest expense	$(58)	$(42)	(0.9)%	(0.7)%	38.1%	$(175)	$(141)	(0.8)%	(0.7)%	24.1%
Change in fair value of liabilities	$(135)	$(67)	(2.0)%	(1.1)%	101.5%	$(108)	$181	(0.5)%	0.9%	159.7%

Net interest expense increased by approximately $16,000 or 38.1% in the three months ended September 30, 2012 as compared to the same period in 2011. The increase was mainly due to slightly higher interest rates and amortization of charges due to refinancing of the industrial revenue bonds in late 2011.

For the nine-month period ended September 30, 2012 as compared to the same period in 2011, net interest expense increased by $34,000. The increase was mainly due to slightly higher interest rates and amortization of charges due to refinancing of the industrial revenue bonds in late 2011.

The change in fair value of liabilities was related to the warrants associated with our equity issuance in April 2010.  The derivative warrant liability was valued at approximately $105,000 at December 31, 2011 and was valued at approximately $213,000 on September 30, 2012 resulting in a year-to-date loss of approximately $108,000.

Income Taxes

(in thousands)	Three months ended September 30,		Percent of sales		Percent	Nine months ended September 30,		Percent of sales		Percent
	2012	2011	2012	2011	change	2012	2011	2012	2011	change
Income before income taxes	$89	$139	1.3%	2.2%	(36.0)%	$635	$1,423	3.0%	7.4%	(55.4)%
Provision for income taxes, net	$(96)	$(76)	(1.4)%	(1.2)%	26.3%	$(304)	$(439)	(1.5)%	(2.3)%	30.8%
Effective tax rate	107.9%	54.7%				47.9%	30.9%

While we are subject to U.S. federal income tax as well as income tax of certain state jurisdictions, during the nine months ended September 30, 2012, our current provision was zero because the net effect of our permanent and temporary differences resulted in us recognizing a loss for tax purposes. However, for the three month period ended September 30, 2012, permanent differences related to fair value adjustments resulted in us recognizing a gain for tax purposes and our current provision was approximately $96,000. At September 30, 2012, we have remaining net operating loss carryforwards and other net deferred income tax assets of approximately $2.9 million to reduce future taxable income.  Our effective tax rate of 47.9% for the nine months ended September 30, 2012 was greater than the statuatory tax rates primarily because we recognized certain losses from the fair value adjustments for financial statement purposes that are not expected to reverse (i.e. permanent differences).

Net Income

(in thousands)	Three months ended September 30,		Percent of sales		Percent change	Nine months ended September 30,		Percent of sales		Percent change
	2012	2011	2012	2011		2012	2011	2012	2011
Net income (loss)	$(7)	$63	(0.1)%	1.0%	(111.1)%	$331	$984	1.6%	5.1%	(66.4)%

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

Liquidity and Capital Resources

Our working capital at September 30, 2012 increased by approximately $0.3 million to $14.4 million compared to approximately $14.1 million at December 31, 2011. This increase was mainly the result of a decrease in inventory purchases and increased sales.  Accounts receivable days of sales outstanding were 39.1 days and 34.8 days at September 30, 2012 and 2011, respectively. The number of days worth of sales in inventory, which is the total inventory available for production divided by the 12 month average cost of materials, decreased 13 days to 224 days equating to an inventory turn ratio of 1.5 at September 30, 2012 from 237 days and an inventory turn ratio of 1.3 at December 31, 2011. The lower number of days worth of sales is mainly due to the increased conversion of raw materials to accommodate the nine month period increased sales.

We generated cash from operations of approximately $0.2 million for the nine months ended September 30, 2012, compared to cash generated from operations of approximately $2.1 million for the same period in 2011, which included a one time gain of $750,000 resulting from a legal settlement, a decrease of approximately $1.9 million.

During the nine month period ended September 30, 2012, we used approximately $450,000 for the purchase of property and equipment as compared to purchases amounting to approximately $459,000 for the same period in 2011.

We used cash from financing activities of approximately $97,000 during the first nine months of 2012, a decrease of approximately $8,000 as compared with the same period in 2011. The decrease in cash from financing activities resulted primarily from lower net payments related to our long-term bonds.

We currently have approximately $3.5 million outstanding under industrial revenue bonds which we previously used for the purchase and renovation of our Clearwater, Florida facility.  These bonds were refinanced in October 2011 through PNC Bank, N.A. The bonds, which are being amortized over a 20-year term, balloon in November 2018 and bear interest at a fixed interest rate of 5.6%.  Scheduled maturities of this indebtedness are $33,300, $137,300, $145,000, $153,100 and $161,700 for 2012, 2013, 2014, 2015 and 2016, respectively and approximately $2.8 million thereafter.

Index

We had approximately $4.5 million in cash and cash equivalents at September 30, 2012. We believe our cash on hand, as well as anticipated cash flows from operations, will be sufficient to meet our operating cash commitments for the next twelve months. Should additional funds be required, we have secured additional borrowing capacity with PNC Bank (See below).

We have a $6 million secured revolving line of credit facility with PNC Bank, which at September 30, 2012 had a zero balance. Advances under the $6 million line of credit are due on demand and bear interest at a rate of daily LIBOR plus 1.75% and are secured by a perfected first security interest in our inventory and accounts receivable.

In addition we have a separate credit facility with PNC Bank for up to $1 million for financing new equipment purchases. This credit facility provides for a 1 year draw up to the conversion date of October 31, 2013.  Prior to the conversion dates amounts outstanding will bear an interest rate of daily LIBOR plus 2.25%.  Once the note is converted the term will be 5 years and will bear an interest rate of daily LIBOR plus 2.50%. The note would be secured by a perfected first security interest in the new equipment purchased.

Subsequent available borrowings for both these credit facilities are subject to a borrowing base utilizing a percentage of eligible receivables, inventories, and any assigned cash along with certain financial ratios, specifically maintaining: (i) a ratio of tangible net worth of less than 0.75 to 1.0 and (ii) a ratio of minimum fixed charge of 1.25 to 1.0 measured on a rolling four quarter basis.

At September 30, 2012, we were in full compliance with the loan covenants and ratios of both the credit facilities. According to our most recent borrowing base calculation, we had approximately $3.7 million total availability under the $6 million credit line, of which we currently have a zero balance. We also have available approximately $1.0 million under the equipment line of credit.

Our future contractual obligations for agreements with initial terms greater than one year and agreements to purchase materials in the normal course of business are summarized as follows (in thousands):

Description	Years Ending December 31,
	2012	2013	2014	2015	2016	2017
Operating leases	$64	$228	$12	$-	-	-
Employment agreements	160	642	48	-	-	-
Purchase Commitments	2,295	1,562	-	-	-	-

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

Liabilities valued at fair value

Certain financial instruments, such as warrants, which are indexed to our common stock, are classified as liabilities when either: (a) the holder possesses rights to net-cash settlement or (b) physical or net-share settlement is not within our control.  In such instances, net-cash settlement is assumed for financial accounting and reporting purposes, even when the terms of the underlying contracts do not provide for net-cash settlement.  Such financial instruments are initially recorded, and continuously carried, at fair value (see Note 6).

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

Index

It is our policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. To the extent that the probable tax outcome of these uncertain tax positions changes, such changes in estimate will impact the income tax provision in the period in which such determination is made. At September 30, 2012, we believe we have appropriately accounted for any unrecognized tax benefits. To the extent we prevail in matters for which a liability for an unrecognized tax benefit is established or we are required to pay amounts in excess of the liability, our effective tax rate in a given financial statement period may be affected.

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

Our short-term investments consist of cash, cash equivalents and overnight investments. As such we do not believe we are exposed to significant interest rate risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid overnight money market investments. If a 10% change in interest rates were to have occurred on September 30, 2012, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of September 30, 2012. Based upon that evaluation, our CEO and CFO concluded that, as of the end of that period, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f)) during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Livneh/Lican Development Settlement

As previously reported, in December 2011, a settlement related to  a litigation we were involved in with Steve Livneh (“Livneh”) a former director and certain entities controlled by him, was structured and subsequently entered into on February 22, 2012. Under the terms of the Settlement Agreement (the “Settlement Agreement”), the Company will, among other things, perform the following:  (i) make a $250,000 lump sum payment to Livneh ($50,000 of which was previously recorded and expensed), (ii) make 18 installment payments to Livneh in the amount of $23,222.22 per month, (iii) reimburse Livneh for all unpaid expenses that Livneh incurred on behalf of the Company during the period of his employment and/or consultancy (from October 1, 2006 through August 11, 2010), (iv) pay Livneh $14,700, which represents the balance of the amounts due to Henvil Corp. Ltd. under a certain bill of sale, dated April 12, 2010, (v) transfer to Livneh the title of a certain automobile, (vi) transfer to Livneh all of the Company’s right and interest in certain Intellectual Property (as defined in the Settlement Agreement) pertaining to the Modular Ergonomic Grip (“MEG”), Modullion, RF Skin Resurfacing, Scannula, Double Jaw Forceps and Tip-On-Tube designs and trade name (collectively, the “Assigned Patents”), (vi) transfer to Livneh certain parts for the MEG device, (vii) grant Livneh an exclusive license to produce, market and sell the Seal-N-Cut device in the People’s Republic of China, (viii) pay to Livneh royalty payments of 3% on the Company’s Net Sales (as defined in the Settlement Agreement) of the Seal-N-Cut device outside the People’s Republic of China, and (ix) pay to Livneh a one-time royalty payment of 5% upon the closing of any sale by the Company of its right or interest in any Intellectual Property pertaining to the Seal-N-Cut device.  To secure the Company’s obligations, the Company granted Livneh a security interest in all of its rights and interest of the Company in the Seal-N-Cut device, including all Intellectual Property pertaining thereto. Since the loss was quantifiable and known in December 2011, we recognized this settlement loss in 2011 and all payments hereunder were accrued during the fourth quarter.

In exchange, Livneh agreed, among other things, to perform the following: (i) pay to the Company royalty payments of 3% on Livneh’s Net Sales of the Assigned Patents, excluding any Net Sales of the RF Skin Resurfacing or Tip-On-Tube, (ii) pay to the Company a one-time royalty payment of 5% upon the closing of any sale by Livneh, Henvil or Lican Development Ltd. of their right or interest in any Intellectual Property pertaining to the Assigned Patents, and (iii) pay to the Company royalty payments of 3% on Livneh’s Net Sales of the Seal-N-Cut device in the People’s Republic of China.

The Settlement Agreement contains no admission of liability or wrongdoing by any party to the litigation.  Pursuant to the Settlement Agreement, the Company, Mr. Makrides, Mr. Citronowicz, Livneh, Henvil and Lican agreed to dismiss the litigation with prejudice and they fully and finally released all claims known and unknown, foreseen and unforeseen, which they had against each other through the date of the Settlement Agreement.

Our future installment payment obligations related to this settlement as of September 30, 2012 for the calendar years ended December 31, 2012 and 2013 (in thousands):

Current	$279
Long Term	23

Total	$302

As previously reported, the Company’s position is that we have complied with the Settlement Agreement by having paid the initial $250,000 lump sum and the $14,700 due to Henvil, transferred the related inventory, initiated the transfer of other assets and patents as outlined in the Settlement Agreement, and by making installment payments commencing on May 1, 2012.

Index

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

On July 24, 2012, the Company filed a motion to dismiss the complaint and to compel arbitration.  The plaintiffs opposed the motion and the motion was subsequently withdrawn as moot due to the non-availability of the stipulated arbitrator.

Stockholder Derivative Action

As previously reported, in September 2011, we were served in a purported stockholder derivative action that was filed in the United States District Court for the Middle District of Florida against the Company, as a nominal defendant, and certain of its present and former officers and directors. The complaint asserts, among other things against the individual defendants, breach of fiduciary duties and bad faith in relation to the management of the Company. The complaint seeks, among other things, unspecified compensatory damages and various forms of equitable relief. The allegations in the derivative action appear to be based largely on the January 10, 2011 Livneh counterclaim described above.

On March 29, 2012, plaintiffs amended their complaint to remove one of the plaintiffs and replace it with another. The amended complaint asserts essentially the same allegations as the original filing. We believe the allegations to be frivolous and without merit and we intend to defend the action vigorously. We are investigating whether there is a collusive connection between the derivative action and the previously settled lawsuit with Livneh.  While no claims are asserted directly against the Company, the Company may have certain indemnification obligations to the individual defendants with respect to amounts paid by the individual defendants in connection with the litigation. The outcome of this matter is uncertain, no range of potential loss can be estimated and accordingly no effect has been given to any loss that may result from the resolution of this matter in the accompanying consolidated financial statements.

In May 2012, the Company and the individual defendants filed a motion to dismiss the plaintiff’s complaint based, in part, upon the plaintiff’s failure to make demand upon the board as required by applicable law.  The motion was denied and the parties are proceeding with discovery.

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

On July 3, 2012, plaintiff amended the complaint to add Andrew Makrides, the Company’s Chief Executive Officer, as a defendant.  The amended complaint asserts essentially the same allegations as the original filing but asserts additional claims concerning (i) an alleged violation of ERISA and (ii) an alleged tortious interference with the plaintiff’s employment contract by Andrew Makrides.  We believe we have meritorious defenses against Mr. Keen’s claims and are vigorously defending this action. The outcome of this matter is uncertain and accordingly no effect has been given to any loss that may result from the resolution of this matter in the accompanying consolidated financial statements, however the range of potential loss is zero to approximately $600,000 plus possible attorney fees which are not determinable at this time.

Index

On July 16, 2012, the Company filed a motion to dismiss the amended complaint.  In August 2012, the court issued a decision, dismissing the claim against Mr. Makrides as well as the claim alleging breach by the Company of the implied covenant of good faith.  Discovery in the action is proceeding on the remaining claims.

In addition to the above, in the normal course of business, we are subject, from time to time, to legal proceedings. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of September 30, 2012. These matters could affect the operating results of any one or more quarters when resolved in future periods.

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

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1	Second Amendment to Credit Documents between Bovie Medical Corporation and PNC Bank National Association. *

10.2	Third Amendment to Loan Document between Bovie Medical Corporation and PNC Bank National Association.*

101.1	Financial Statements from the Quarterly Report on Form 10-Q of Bovie Medical Corporation for the three months ended September 30, 2012, filed on November 14, 2012, formatted in XBRL.

* Incorporated by reference from the Company’s 8K filing with the Commission on October 24, 2012.

Index

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bovie Medical Corporation

Dated: November 14, 2012	By:	/s/ Andrew Makrides
Andrew Makrides
Chief Executive Officer

Dated: November 14, 2012	By:	/s/ Gary D. Pickett
Gary D. Pickett
Chief Financial Officer