Form 10-K
period 2012-12-31
BOVIE MEDICAL CORP
filed 2013-04-01
CIK 719135

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
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
Yes:  ☐     No ☒

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of June 30, 2012, the registrant’s most recently completed second fiscal quarter, was approximately $46,300,000.

The number of shares of the registrant's $.001 par value common stock outstanding on the NYSE Amex exchange as of March 4, 2013 was 17,788,177

Company Symbol-BVX
Company SIC (Standard Industrial Code)-3841

DOCUMENTS INCORPORATED BY REFERENCE

None.

Bovie Medical Corporation
2012 Form 10-K Annual Report

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

Bovie Canada ulc (a wholly-owned subsidiary) is an Alberta, Canada Corporation which, prior to June 2010, operated a facility in Windsor, Ontario. This facility was consolidated into our U.S. operations. There was no activity in this entity during 2012 and 2011.  In December of 2012 Bovie Canada ulc was dissolved.

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

Among our goals is that we strive to be a leader in advanced electrosurgical generators which can be used in the different niche markets with minimally invasive surgical instruments as well as a pioneer in plasma technology and its various medical applications. In 2012, we continued the development of our new products Seal-N-Cut™, A1450™ generator, and additional devices for our J-Plasma™ product line.

Overall sales increased by approximately 8.9% from 2011 to 2012.

Our electrosurgery sales continued to trend  upward by approximately 4.7% in 2012 over 2011, mainly  in our generator sales. We also experienced an upward trend in our electrosurgery disposables of approximately 30%, due mainly to increased sales of our coated electrodes line in 2012 over 2011.

We also continue to see an upward trend in 2012 in third party product sales which we have introduced to our distributors as part of our strategic plan to maximize our distribution channels.  In 2011, we introduced a product line of medical room lighting products manufactured by Medical Illuminations International, Inc., a California based corporation. We intend to continue to identify and offer additional new third party products that fit our portfolio of products throughout 2013.

We are continuing to make substantial investments in the development and marketing of our J-Plasma™ technology, which may adversely affect our profitability and cash flow in the next 12 to 24 months.  While we believe that these investments may generate additional revenues and profits in the future, there can be no assurance that J-Plasma will be successful or that such future revenues and profitability will be realized. Since June 2010 through December 31, 2012, we have invested approximately $1.6 million in the development and marketing of our J-Plasma™ technology.

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

ICON™ VS

This generator expands further on our ICON™ platform which incorporates a flexible and simple user interface and allows for customization of the output modes for a variety of electrosurgical applications. This product, like the ICON™ GI and GP, its predecessor generators, was designed to add safety features and improve convenience in performing general purpose procedures and includes a vessel sealing component. This generator will also be used with our Seal-N-Cut handle and accessories. We have received 510k FDA clearance to market the ICON™ VS.

Resistick™ II

Resistick™ II is a coating that is applied to stainless steel which resists eschar (scab or scar tissue caused by burning) during surgery. The coated electrodes continue the expansion of the Bovie® line of electrosurgical disposables.  We have seen a strong demand since the introduction of this product line in 2011.

Disposable Laparoscopic Instruments

Disposable laparoscopic instruments are available in over thirty different jaw patterns and lengths, including ratcheted and non-ratcheted and offer the physician the quality of a reusable instrument with the convenience of a disposable.  These instruments are used by physicians from a diverse group of specialties such as gynecology, general surgery and urology.

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

Prior to our acquiring the J-Plasma™ technology, a German-based company had licensed the same technology.  The license agreement was terminated but the German company has filed its own patent possibly using the J-Plasma™ technology as its basis.  Although we have filed for additional patent applications on enhancements outside of the original licensed technology, our management believes this German company may be infringing on our original patent and as a result, there is no assurance that there will not be future litigation or the possible loss of our competitive advantage.

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

Nerve Locator Stimulator

We manufacture a nerve locator stimulator primarily used for identifying motor nerves in hand and facial reconstructive surgery. This instrument is a self-contained, battery-operated unit, individually packaged sterile, for one time use.

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

Aaron® 1450

The Aaron® 1450-RF is a high frequency generator designed for surgery in the doctor office setting.  This unit operates at 4 MHz, eight times higher frequency than a standard electrosurgical generator which operates at approximately 500 KHz. This unit is intended to be the first in a family of 4MHz generators initially designed for several office based specialties.  The 1450-RF has been designed to include universal power control which allows the unit to be used in any power setting worldwide. In March 2011, the FDA identified deficiencies in the original 510k submission and outlined several unresolved issues that needed to be addressed. We continue to perform additional testing and evaluations to resolve the issues that were raised during the review. We plan to include this information in a new 510k submission.

Seal-N-Cut™ Handle and Accessories

The Seal-N-Cut™ is a disposable endoscopic surgical handle that supports a plurality of electrical and mechanical modes. This technologically advanced endoscopic device will target the growing vessel and tissue sealing and cutting market. Although we have experienced significant delays in the development of this product for market due to modifications and improvements related to the product design, we anticipate that we will re-submit our application for 510k approval during 2013.

Sales & Marketing

The majority of our products are marketed through medical distributors, which distribute to more than 6,000 hospitals, doctors offices, and other healthcare facilities. New distributors are contacted through responses to our advertising in international and domestic medical journals and domestic or international trade shows. International sales represented approximately 18% of total revenues in 2012 and 21% in both 2011 and 2010. Our products are sold in more than 150 countries through local dealers which are coordinated by sales and marketing personnel at the Clearwater, Florida facility.

We have launched our new surgical suite product lines and have established a network of approximately 50 commission-based direct sales contractors to market and sell these products.

Our business is generally not seasonal in nature.

Competition

We compete with numerous manufacturers and distributors of medical supplies and devices, many of which are large and well established. In addition, our products are sold in various ways including private labeling some of our products for major distributors under their label, and selling the majority of our other products through distributors. Private labeling allows us to increase our position in the marketplace and thereby compete from two different approaches, through our Aaron® or Bovie® label, and our customers’ private label. Our private label customers distribute our products under their name through their internal sales force. Selling the majority of our other products through distribution increases our sales potential and helps level the playing field in regards to our larger competitors as most of the companies we compete with sell direct. Domestically, we believe, we have a substantial market share in the field of electrosurgical generator manufacturing which consists of our Company label and OEM units.

Our main competitors in electrosurgical and accessory markets are Valleylab (a division of Covidien), Conmed and Erbe Electromedizine; in the battery operated cautery market is Medtronic Xomed, Inc.; and in the endoscopic instrumentation market is Ethicon and U.S. Surgical. Currently, we are the only company with helium based plasma products. However, there are other argon plasma competitors namely Conmed and Plasmajet, and other CO2 laser product competitors for our target market.  We believe our competitive position did not change in 2012.

Intellectual Property

We rely on our intellectual property that we have developed or acquired over the years including patents, trade secrets, technical innovations, and various licensing agreements to provide our future growth and build our competitive position. We own 15 patents and 16 trademarks in the U.S.  Some of our early patents are nearing the end of their patent term. We also have filed a number of U.S. and international patent applications for various new products. As we continue to expand our intellectual property portfolio we believe it is critical for us to continue to invest in filing patent applications to protect our technology, inventions, and improvements. However, we can give no assurance that competitors will not infringe on our patent rights or otherwise create similar or non-infringing competing products that are technically patentable in their own right.

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

We also have collaborative arrangements with three foreign suppliers under which we request the development of certain items and components and we purchase them pursuant to purchase orders. Our purchase order commitments are never more than one year in duration and are supported by orders from our customers.

Customers

We sell the majority of our current products through major distributors which include Cardinal Health, Independent Medical Co-Op Inc. (IMCO), McKesson Medical Surgical, Inc., Medline, National Distribution and Contracting Inc. (NDC) (Abco, Cida and Starline), Owens & Minor, and Physician Sales & Service (PSS) and have manufacturing agreements for private label of certain products with others.

Backlog

The value of unshipped factory orders is not material.

Employees

At December 31, 2012, we had 147 full-time employees consisting of 4 executive officers, 21 supervisory personnel, 12 sales personnel, and 110 technical support, administrative, and production employees. None of our current employees are covered by any collective bargaining agreement and we have never experienced a work stoppage. We consider our employee relations to be good.

ITEM 1A.	Risk factors

In addition to risks and uncertainties in the ordinary course of business, important risk factors that may affect us are discussed below.  Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations.

Risks Relating to Our Business

We are subject to litigation proceedings that could materially and adversely affect our business.

Other Litigation

In addition to the litigation risks and proceedings mentioned below, we are currently involved and may in the future become subject to legal claims or proceedings related to securities, employment, customer or third party contracts, environmental regulations, or other matters (see Item 3 – Legal Proceedings). The costs involved in defending these claims have been substantial to date and we anticipate that we will incur substantial additional costs in our defense of these claims, which have had and may continue to have an adverse effect on our profitability.  In addition, if other claims are asserted against us, we may be required to defend against such  claims, or deem it necessary or advisable to initiate a legal proceeding to protect our rights, the expense and distraction of such a claim or proceeding, whether or not resolved in our favor, could materially and adversely affect our business, financial condition and operating results. Further, if a claim or proceeding were resolved against us or if we were to settle any such dispute, we may be required to pay damages and costs or refrain from certain activities, any of which could have a material adverse impact on our business, financial condition and operating results.

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

 Product Liability Litigation

Although we carry liability insurance, due to the nature of our products and their use by professionals, we may, from time to time, be subject to litigation from persons who sustain injury during medical procedures in hospitals, physicians offices or in clinics and defending such litigation is expensive, disruptive, time consuming and could adversely affect our business. We currently maintains product liability insurance with combined coverage limits of $10 million on a claims-made basis. There is no assurance that this coverage will be adequate to protect us from any possible liabilities (individually or in the aggregate) we might incur in connection with the sale or testing of our products. In addition, we may need increased product liability coverage as additional products are commercialized. This insurance is expensive and in the future may not be available on acceptable terms, if at all (see Item 3- Legal Proceedings).

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

We are also dependent on other OEM customers who have no legal obligation to purchase products from us. Should such customers fail to give us purchase orders for the product after development, our future business and value of related assets could be negatively affected. Furthermore, no assurance can be given that such customers will give sufficient high priority to our products. Finally, disagreements or disputes may arise between us and our customers, which could adversely affect production and sales of our products.

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

We also have collaborative arrangements with three key foreign suppliers under which we request the development of certain items and components and we purchase them pursuant to purchase orders. Our purchase order commitments are never more than one year in duration and are supported by orders from our customers. While we believe we could ultimately procure other sources for these components, should we experience any significant disruptions in this key supply chain, it could render us unable to meet the demands of our customers which as a result could adversely affect our earnings.

If we are unable to protect our patents or other proprietary rights, or if we infringe on the patents or other proprietary rights of others, our competitiveness and business prospects may be materially damaged.

We own 15 U.S. patents and 16 registered U.S. trademarks with some of our early patents nearing the expiration of their patent term. We also have several U.S. and international patent applications pending for various new products. We intend to continue to seek legal protection, primarily through patents, for our proprietary technology. Seeking patent protection is a lengthy and costly process, and there can be no assurance that patents will be issued from any pending applications, or that any claims allowed from existing or pending patents will be sufficiently broad or strong to protect our proprietary technology. There is also no guarantee that any patents we hold will not be challenged, invalidated or circumvented, or that the patent rights granted will provide competitive advantages to us. Our competitors have developed and may continue to develop and obtain patents for technologies that are similar or superior to our technologies. In addition, the laws of foreign jurisdictions in which we develop, manufacture or sell our products may not protect our intellectual property rights to the same extent as do the laws of the United States.

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

We review our long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Additionally, if in any period our stock price decreases to the point where our fair value, as determined by our market capitalization, is less than the book value of our assets, this could also indicate a potential impairment and we may be required to record an impairment charge in that period, which could adversely affect our results of operations.

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

Domestically, we believe we rank third in the number of units sold in the field of electrosurgical generator manufacturing and we sell our products and compete with other manufacturers in various ways. In addition to advertising, attending trade shows and supporting our distribution channels, we strive to enhance product quality and functionality, improve user friendliness, and expand product exposure.

We have also invested substantial resources to develop our J-Plasma™ technology. If we are unable to gain acceptance in the marketplace of J-Plasma™, our business and results of operations may be materially and adversely affected. Since June of 2010 through December 31, 2012, we have invested approximately $1.6 million in the development and marketing of our J-Plasma™ technology.

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

Our main competitors in electrosurgical and accessory markets are Valleylab (a division of Covidien), Conmed and Erbe Electromedizine; in the battery operated cautery market is Medtronic Xomed, Inc.; and in the endoscopic instrumentation market is Ethicon and U.S. Surgical. Currently, we are the only company with helium based plasma products. However, there are other argon plasma competitors namely Conmed and Plasmajet, and other CO2 laser product competitors for our target market.  We believe our competitive position did not change in 2012.

Our industry is highly regulated by the U.S. Food and Drug Administration and international regulatory authorities, as well as other governmental, state and federal agencies which have substantial authority to establish criteria which must be complied with in order for us to continue in operation.

United States

Our products and research and development activities are subject to regulation by the FDA and other regulatory bodies. FDA regulations govern, among other things, the following activities:

·	Product development
·	Product testing
·	Product labeling
·	Product storage
·	Pre-market clearance or approval
·	Advertising and promotion

·	Product traceability, and
·	Product indications.

In the United States, medical devices are classified on the basis of control deemed necessary to reasonably ensure the safety and effectiveness of the device. Class I devices are subject to general controls. These controls include registration and listing, labeling, pre-market notification and adherence to the FDA Quality System Regulation. Class II devices are subject to general and special controls. Special controls include performance standards, post market surveillance, patient registries and FDA guidelines. Class III devices are those which must receive pre-market approval by the FDA to ensure their safety and effectiveness. Currently, we only manufacture Class I and Class II devices.  Pre-market notification clearance must be obtained for some Class I and most Class II devices when the FDA does not require pre-market approval. All of our products have been cleared by the pre-market notification process.

A pre-market approval application is required for most Class III devices. A pre-market approval application must be supported by valid scientific evidence to demonstrate the safety and effectiveness of the device. The pre-market approval application typically includes:

·	Results of bench and laboratory tests, animal studies, and clinical studies
·	A complete description of the device and its components; and
·	A detailed description of the methods, facilities and controls used to manufacture the device, and proposed labeling.

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

Our research and development activities are an essential component of our efforts to develop new and innovative products for introduction in the marketplace. New and improved products play a critical role in our sales growth. We continue to place emphasis on the development of proprietary products, such as our J-Plasma™ technology,  and product improvements to complement and expand our existing product lines. We maintain close working relationships with physicians and medical personnel in hospitals and universities who assist in product research and areas of development. Our research and development activities are primarily conducted internally and are expensed as incurred. These expenses include direct expenses for wages, materials and services associated with the development of our products net of any reimbursements from customers. Research and development expenses do not include any portion of general and administrative expenses. Our Clearwater, Florida facility has been our flagship research and design location. We expect to continue making future investments to enable us to develop and market new technologies and products to further our strategic objectives and strengthen our existing business.  However, we cannot guarantee that any of our previous or future investments will be successful or that our new products such as J-Plasma™, will gain market acceptance, the failure of which would have a material adverse effect on our business and results of operations.

The amount expended by us on research and development of our products during the years 2012, 2011 and 2010, totaled approximately $1.3, $1.2, and $1.9 million respectively. During the past three years, we invested substantial resources in the development and marketing of our J-Plasma™ technology, including the ICON™ GS plasma system, Endoscopic Modular Instruments and accompanying new generators, and the Aaron 1450 generator. We have not incurred any direct costs relating to environmental regulations or requirements. For 2013, we expect the amount of our expenditures for research and development activities to remain similar to the level in 2012.

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

We operate internationally and enter into transactions denominated in foreign currencies. To date, we have not hedged our exposure to changes in foreign currency exchange rates, and as a result, we are subject to foreign currency transaction and translation gains and losses. We purchase goods and services in U.S. dollars and Euros. Foreign exchange risk is managed primarily by satisfying foreign denominated expenditures with cash flows or assets denominated in the same currency therefore we are subject to some foreign currency fluctuation risk. Our currency value fluctuations were not material for 2012.

Our operations and cash flows may be adversely impacted by healthcare reform legislation.

The Patient Protection and Affordable Care Act and Health Care and Education Affordability Reconciliation Act were enacted into law in the U.S. in March 2010.  Among other initiatives, this legislation imposes a 2.3% excise tax on domestic sales of class I, II, and III medical devices beginning in 2013. Substantially all of our products are class I or class II medical devices. In the short term we do anticipate that this tax on medical devices will negatively affect our results of operations and cash flows by approximately $300,000 to $500,000 annually. However, since approximately 82% of our 2012 sales were derived in the U.S. we cannot predict if any additional regulations will be implemented at the federal or state level, or the effect of any future legislation or regulation in the U.S. or internationally.

Our operations may experience higher costs to produce our products as a result of changes in prices for oil, gasoline, and other commodities.

We use some plastics and other petroleum-based materials along with precious metals contained in electronic components as raw materials in many of our products. Prices of oil and gasoline also significantly affect our costs for freight and utilities. Oil, gasoline and precious metal prices are volatile and may increase, resulting in higher costs to produce and distribute our products. Due to the highly competitive nature of the healthcare industry and the cost-containment efforts of our customers we may be unable to pass along cost increases through higher prices. If we are unable to fully recover these costs through price increases or offset through other cost reductions, our results of operations could be materially and adversely affected.

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

We do not produce hazardous materials or emissions that would adversely impact the environment.   We do however, have air conditioning units and consume electricity which could be impacted by climate change in the form of increased rates.  However, we do not believe the increase in expense from any rate increases, as a percentage of sales, would be material in the near term.

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

Our common stock is listed on the NYSE Amex Market under the ticker symbol “BVX.”  The market price of our stock has been and may continue to be highly volatile, and announcements by us or by third parties may have a significant impact on our stock price. These announcements may include:

●	our listing status on the NYSE Amex Market;
●	our operating results falling below the expectations of public market analysts and investors;
●	developments in our relationships with or developments affecting our major customers;
●	negative regulatory action or regulatory non-approval with respect to our new products;
●	government regulation, governmental investigations, or audits related to us or to our products;
●	developments related to our patents or other proprietary rights or those of our competitors; and
●	changes in the position of securities analysts with respect to our stock.

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

As of December 31, 2012, the warrants issued by us in April 2010 were exercisable for up to approximately 339,000 shares of our common stock, representing approximately 2% of our then outstanding common stock.

As of December 31, 2012, our outstanding stock options to our employees, officers, directors and consultants amounted to approximately 1.9 million shares of our common stock, representing approximately an additional 11% of our then outstanding common stock.

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

•
A 60,000 square foot facility which consists of office, warehousing, manufacturing and research space located at 5115 Ulmerton Rd., Clearwater, Florida. Monthly principal and interest payments are approximately $29,000 per month.

•	A warehousing facility at 3200 Tyrone Blvd., St. Petersburg, Florida which is leased for approximately $14,000 per month under a lease that expires in October 2013.

•	A separate warehouse facility in Clearwater, Florida that we lease for approximately $1,600 per month.

ITEM 3.	Legal Proceedings

Livneh/Lican Development Settlement Agreement and Related Litigation

In December 2011, a settlement related to the then pending actions between the Company and certain affiliates, on the one hand, and Steve Livneh and certain affiliates, on the other hand,  which was the subject of prior disclosures, was structured and subsequently entered into on February 22, 2012. Under the terms of the Settlement Agreement (the “Settlement Agreement”), we agreed, among other things, to perform the following:  (i) make a $250,000 lump sum payment to Livneh ($50,000 of which was previously recorded and expensed), (ii) make 18 installment payments to Livneh in the amount of $23,222.22 per month, (iii) reimburse Livneh for all unpaid expenses that Livneh incurred on behalf of the Company during the period of his employment and/or consultancy (from October 1, 2006 through August 11, 2010), (iv) pay Livneh $14,700, which represents the balance of the amounts due to Henvil Corp. Ltd. under a certain bill of sale, dated April 12, 2010, (v) transfer to Livneh the title of a certain automobile, (vi) transfer to Livneh all of the Company’s right and interest in certain Intellectual Property (as defined in the Settlement Agreement) pertaining to the Modular Ergonomic Grip (“MEG”), Modullion, RF Skin Resurfacing, Scannula, Double Jaw Forceps and Tip-On-Tube designs and trade name (collectively, the “Assigned Patents”), (vi) transfer to Livneh certain parts for the MEG device, (vii) grant Livneh an exclusive license to produce, market and sell the Seal-N-Cut device in the People’s Republic of China, (viii) pay to Livneh royalty payments of 3% on the Company’s Net Sales (as defined in the Settlement Agreement) of the Seal-N-Cut device outside the People’s Republic of China, and (ix) pay to Livneh a one-time royalty payment of 5% upon the closing of any sale by the Company of its right or interest in any Intellectual Property pertaining to the Seal-N-Cut device.  To secure the Company’s obligations, we granted Livneh a security interest in all of our rights and interest of the Company in the Seal-N-Cut device, including all Intellectual Property pertaining thereto. Since the loss was quantifiable and known in December 2011, we recognized this settlement loss in 2011 and all payments hereunder were accrued during the fourth quarter.

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

As a result of the Settlement Agreement, we recorded an expense in the fourth quarter of 2011 of approximately $737,000 for the transfer of the MEG and the Modullion intellectual property.  We have also accrued expenses in approximate amounts for the transfer of related inventory and molds of $194,000 and an additional $27,000 for other various expenses.

The Settlement Agreement contained no admission of liability or wrongdoing by us, Mr. Andrew Makrides, the Company’s Chief Executive Officer, Mr. Moshe Citronowicz, the Company’s Senior Vice President, Livneh, Henvil or Lican.  Pursuant to the Settlement Agreement, we, along with Mr. Makrides, Mr. Citronowicz, Livneh, Henvil and Lican agreed to dismiss the litigations with prejudice and they fully and finally released all claims known and unknown, foreseen and unforeseen, which they had against each other through the date of the Settlement Agreement.

In July 2012, Steven Livneh and two of his related entities, Henvil Corp. Ltd. and Lican Development Ltd., commenced a new action against the Company, Andrew Makrides, and Moshe Citronowicz, in the United States District Court for the Middle District of Florida (Tampa Division).  The complaint asserts, among other things, that (i) the defendants breached their obligations to the plaintiffs under the Settlement Agreement by allegedly failing to take certain actions that facilitated the plaintiffs’ marketing and sale of the Seal-N-Cut products in the People’s Republic of China (“PRC”), (ii) that defendants tortiously interfered with plaintiffs’ business relationships and expectations in PRC allegedly by, among other things, refusing to provide plaintiffs with an ICON VS generator and (iii) plaintiffs allegedly suffered damages as a result of defendants’ breaches and misrepresentations.  The complaint seeks, among other things, the following: (i) compensatory damages in excess of $10 million, (ii) an order directing Bovie to provide plaintiffs with an ICON VS generator, (iii) an assignment to plaintiffs of all patents identified in the Settlement Agreement, and (iv) rescission of the Settlement Agreement.  We believe the allegations to be frivolous and without merit, and we intend to defend the action vigorously.  On July 24, 2012, the Company filed a motion to dismiss the complaint and to compel arbitration.  The plaintiffs opposed the motion, and the motion was subsequently withdrawn as moot due to the non-availability of the stipulated arbitrator.  Discovery is now underway.

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

In May 2012, the Company and the individual defendants filed a motion to dismiss the plaintiff’s complaint based, in part, upon the plaintiff’s failure to make demand upon the board as required by applicable law. The motion was denied and the parties are proceeding with discovery.  The outcome of this matter is uncertain, no range of potential loss can be estimated and accordingly no effect has given to any loss that may result from the resolution of this matter in the accompanying consolidated financial statements.

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

On April 27, 2012, we filed an Answer and Counterclaims against Mr. Keen alleging violations of the Computer Fraud and Abuse Act, 18 U.S.C. § 1030(a)(5), breaches of fiduciary duties, conversion, and fraud in the inducement.  The counterclaims seek monetary damages, including attorney’s fees, and a declaration that Mr. Keen’s employment agreement is unenforceable as violative of Florida law and public policy.

On May 21, 2012, plaintiff moved to dismiss our second (breach of fiduciary duty), third (breach of fiduciary duty), and fifth (fraud in the inducement) counterclaims.  That motion was denied as moot on July 3, 2012, due to plaintiff’s filing of an Amended Complaint on the same day.

Plaintiff’s Amended Complaint repeats the same allegations as the original filing and also added Andrew Makrides, the Company’s Chief Executive Officer, as a defendant and asserts additional claims concerning an alleged violation of ERISA and an alleged tortious interference with the plaintiff’s employment contract by Andrew Makrides.

On July 16, 2012, we served our Answer to the Amended Complaint and Counterclaims, which repeated the same counterclaims as our Answer and Counterclaims. On the same date, we also moved to dismiss the Amended Complaint for failure to state a claim upon which relief can be granted and lack of subject matter jurisdiction. Plaintiff opposed the motion and also sought to renew his motion to dismiss our Second and Third Counterclaims (breach of fiduciary duty).

On September 27, 2012, the Court granted our motion in part and denied it in part and also denied Keen’s motion in its entirety.  Specifically, the Court dismissed Keen’s Second (breach of covenant of good faith and fair dealing) and Eighth (tortious interference with employment contract) claims for relief.  Because the Eighth claim was the only one asserted against Andrew Makrides, the Company’s Chief Executive Officer, he is no longer a party to the case.

On February 1, 2013, both parties moved for summary judgment on the surviving claims. The Court has not issued a decision on the motions as of the filing of this report.

We believe we have meritorious defenses against Mr. Keen’s claims and are vigorously defending this action. The outcome of this matter is uncertain and accordingly no effect has been given to any loss that may result from the resolution of this matter in the accompanying consolidated financial statements, however the range of potential loss is zero to approximately $600,000, plus possible attorney fees which are not determinable at this time.

In addition to the above, in the normal course of business, we are subject, from time to time, to legal proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of December 31, 2012. These matters could affect the operating results of any one or more quarter when resolved in future periods.

ITEM 4.	Mine Safety Disclosures

Not Applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock currently is traded on the NYSE Amex. The table shows the reported high and low bid prices for the common stock during each quarter of the last eight respective quarters. These prices do not represent actual transactions and do not include retail markups, markdowns or commissions.

2012	High	Low

4th Quarter	$3.79	$2.42
3rd Quarter	3.83	2.24
2nd Quarter	2.99	2.09
1st Quarter	3.26	2.16

2011	High	Low

4th Quarter	$3.06	$1.90
3rd Quarter	3.66	2.02
2nd Quarter	3.35	2.55
1st Quarter	3.62	2.45

On March 1, 2013, the closing bid for our common stock as reported by the NYSE Amex exchange was $2.55 per share. As of March 1, 2013, the total number of stockholders of our common stock was approximately 3,500, of which approximately 2,800 are estimated to be stockholders whose shares are held in the name of their broker, stock depository or the escrow agent holding shares for the benefit of our stockholders and the balance are stockholders who keep their shares registered in their own name.

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

Securities Authorized for Issuance Under Equity Compensation Plans

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,815,175		$3.71	416,500
Equity compensation plans not approved by security holders	64,286	(1)	6.61	—
Warrants	338,571		6.00

TOTAL	2,218,032		$4.14	416,500

(1) Includes an issuance during 2010 related to employee inducement stock option grants in the amount of 100,000 stock options to Leonard Keen which subsequently due to Mr. Keen’s termination, 85,714 forfeited and which are presently the subject of litigation. In addition, during 2010, 30,000 stock options were issued to Jeff Rencher related to employee inducement as terms of his employment agreement. An additional 20,000 restricted stock options granted to Howard Stallard pursuant to an employment agreement dated October 1, 2006 and related to the Lican Development asset purchase agreement are also in this total.

Dividend Policy

We have never declared or paid any cash dividends on our common stock and we do not intend to pay cash dividends in the foreseeable future. We currently expect to retain any future earnings to fund the operation and expansion of our business.

ITEM 6.	Selected Financial Data

The following selected consolidated financial data (presented in thousands, except per share amounts and employee data) are derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto, and with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Year Ended December 31,
(in thousands, except per share amounts)

	2012	2011	2010	2009	2008

Sales, net	$27,671	$25,411	$24,230	$26,953	$28,097
Cost of sales	16,338	14,680	14,242	15,098	16,248

Gross Profit	11,333	10,731	9,988	11,855	11,849

Gain on legal settlement and cancellation of agreement	--	750	--	--	1,496

Other costs:
Research and development	1,329	1,197	1,854	2,083	2,061
Professional services	1,439	1,250	1,556	1,398	991
Salaries and related costs	3,178	3,114	3,155	3,003	3,017
Selling, general and administration	4,341	4,347	4,889	4,656	4,489
Legal settlement	--	1,591	--	--	--
Asset impairment	--	--	1,286	--	--

Total other costs	10,287	11,499	12,740	11,140	10,558

Income (loss) from operations	1,046	(18)	(2,752)	715	2,787

Other income and (expense):
Interest (expense) income	(232)	(237)	(223)	(52)	(10)
Change in fair value of liabilities, net	20	287	513	--	--
Total other income (expense) net	(212)	50	290	(52)	(10)

Income (loss) before income taxes	834	32	(2,462)	663	2,777

Benefit (provision) for income taxes	(217)	77	927	(67)	(945)

Net income (loss)	$617	$109	$(1,535)	$596	$1,832

Earnings (loss) per common share:
Basic	$0.04	$0.01	$(0.09)	$0.04	$0.11
Diluted	$0.03	$0.01	$(0.09)	$0.03	$0.11

Balance Sheet Information:
Cash and cash equivalents	$4,162	$4,880	$3,827	$2,155	$2,565
Working capital	$14,049	$14,095	$13,107	$10,741	$9,943
Total assets	$28,183	$28,240	$27,786	$27,462	$26,725
Long-term liabilities	$3,366	$3,734	$4,216	$3,958	$4,143
Stockholders’ equity	$22,895	$22,117	$21,765	$21,031	$20,128

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We internally divide our operations into three product lines; electrosurgical products, battery-operated cauteries and other products. The electrosurgical line sells electrosurgical products which include desiccators, generators, electrodes, electrosurgical pencils and various ancillary disposable products. These products are used in surgery for the cutting and coagulation of tissue. Battery-operated cauteries are used for precise hemostasis (to stop bleeding) in ophthalmology and in other fields. Our other revenues are derived from nerve locators, disposable and reusable penlights, medical lighting, license fees, development fees and other miscellaneous income.

Most of our products currently are marketed through medical distributors, which distribute to more than 6,000 hospitals, doctors offices, and other healthcare facilities. New distributors are contacted through responses to our advertising in international and domestic medical journals and domestic or international trade shows.   International sales represented 17.7% of total revenues in 2012 and 21% in 2011 and 2010. Our products are sold in more than 150 countries through local dealers which are coordinated by sales and marketing personnel at the Clearwater, Florida facility. As mentioned previously for the launch of our new surgical suite product lines, we have established the use of a network of approximately 50 commission-based independent direct sales contractors to market these products. Our business is generally not seasonal in nature.

We strongly encourage investors to visit our website: www.boviemedical.com to view the most current news and to review our filings with the Securities and Exchange Commission.

Results of Operations –

Sales

	2012 vs. 2011			2011 vs. 2010
Sales by Product Line (in thousands)	2012	2011	Percent change	2011	2010	Percent change
Electrosurgical	$17,697	$16,896	4.7%	$16,896	$15,956	5.9%
Cauteries	7,014	6,268	11.9%	6,268	6,383	(1.8)%
Other	2,960	2,247	31.7%	2,247	1,891	18.8%

Total	$27,671	$25,411	8.9%	$25,411	$24,230	4.9%

Sales by Domestic and International (in thousands)
Domestic	$22,704	$19,972	13.7%	$19,972	$19,174	4.2%
International	4,967	5,439	(8.7%)	5,439	5,056	7.6%

Total	$27,671	$25,411	8.9%	$25,411	$24,230	4.9%

Overall sales increased by 8.9% or approximately $2.3 million for the period ending December 31, 2012 when compared to the same period in 2011.  In 2012, we continued to experience an upward trend in our sales in all three areas of our business. The largest dollar increase of approximately $746,000 was in our cautery product line, which we attribute to us gaining market share due to a reduction in competitors in the marketplace. The next largest dollar increase was in our electrosurgical product line consisting of a $736,000 increase in electrosurgery generators sold primarily to a major OEM customer and approximately $65,000 increased sales of electrodes. We also increased our sales of third party medical lighting products by approximately $593,000 and various other products by approximately $120,000.

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

Our ten largest customers accounted for approximately 66.3%, 64.6%, and 66.5% of net revenues for 2012, 2011, and 2010 respectively. In 2012, National Distribution & Contracting Inc. accounted for 12.4% of our sales, while in 2011, no one customer accounted for over 10% of our sales.  In 2010 two customers, Arthrex, Inc. and National Distribution & Contracting Inc. each separately accounted for approximately  11% of total revenues.

Gross Profit

	Years ended December 31,
(in thousands)	2012	2011	Percent change 12’vs 11’	2010	Percent change 11’vs 10’
Cost of sales	$16,338	$14,680	11.3%	$14,242	3.1%
Cost of sales as a percentage of revenue	59.0%	57.8%		58.8%

Gross profit	$11,333	$10,731	5.6%	$9,988	7.4%
Gross profit as a percentage of revenue	41.0%	42.2%	(1.2%)	41.2%	1.0%

Our gross profit margin on a dollar basis increased by 5.6% or approximately $603,000 during the year ended December 31, 2012 compared to the same period in 2011 as a result of the increased sales mentioned above. However, our gross profit as a percentage of sales decreased by approximately 1.2%. This decrease in gross profit percent was due to the product mix that was sold, specifically with the increased sales of our lower margin third party medical lighting sales. Additional contributing factors to the lower gross profit percentage were an 0.8% increase in labor costs as a percentage of sales from salary increases, increased medical insurance costs and increased overtime required to meet the increase in sales coupled with slight increases in material costs related to our other products sold.  These increases were partially offset by a 0.1% decrease in manufactured overhead cost.

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

We do not anticipate any material impact to our gross profit, material costs, or other costs as a result of the effect of inflation or any material impact of changing prices on net revenue.

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

Research and development

	Year ended December 31,
(in thousands)	2012	2011	Percent change 12’vs 11’	2010	Percent change 11’vs10’
Research and Development expense	$1,329	$1,197	11.0%	$1,854	(35.4%)
R&D expense as a percentage of revenue	4.8%	4.7%		7.7%

Our expenditures for R & D related activities increased by 11.0% or approximately $132,000 for the year ended December 31, 2012 compared to the same period in 2011.  A large portion of this increase was related to various consulting fees of approximately $72,000, of which $42,000 was incurred for the preliminary development and design phase for a product related to a potential OEM customer and the remaining $30,000 was incurred to expand the plasma product line and other new products. Additional expenditures to support the continued development of the J-Plasma product line included adding a new engineering position which increased costs by approximately $51,000 and increased material and lab costs of approximately $9,000.

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

Professional services

	Year ended December 31,
(in thousands)	2012	2011	Percent change 12’vs 11’	2010	Percent change 11’vs10’
Professional services expense	$1,439	$1,250	15.1%	$1,556	(19.7%)
Professional services as a percentage of revenue	5.2%	4.9%		6.4%

Professional services costs increased 15.1% or approximately $189,000 for the year ending December 31, 2012 compared to the same period in 2011.  Legal fees, incurred in connection with the current litigations, increased over the prior year by approximately $215,000 and are the main reason for the increase in professional costs. We also had an approximate increase of $25,000 related to stock based compensation costs.   These increases were offset by a reduction in tax consulting fees due to the closing of our IRS audit in early 2011 of approximately $51,000.

Our professional costs decreased by 19.7% or approximately $306,000 for the year ended December 31, 2011 compared to the same period in 2010, due mainly to a reductions in legal fees of approximately $70,000 related to settled cases and $99,000 in tax consulting fees due to the closing of our IRS audit earlier that year. In addition, we had savings of approximately $69,000 in other consulting costs from our nonrenewal of a consulting firm to support marketing of new products which we used in 2010. Various smaller savings were approximately $25,000 in internal control testing costs, $28,000 in patent related costs, and $15,000 in stock based compensation costs.

Salaries and related costs

	Year ended December 31,
(in thousands)	2012	2011	Percent change 12’vs 11’	2010	Percent change 11’vs.10’
Salaries and related expenses	$3,178	$3,114	2.1%	$3,155	(1.3%)
Salaries & related expenses as a percentage of revenue	11.5%	12.3%		13.0%

During 2012 we experienced a net increase of approximately 2.1% in salary and related costs, or approximately $64,000 when compared to the same twelve month period ending at December 31, 2011.  In an effort to expand our sales both for our plasma line products domestically and our distribution products in domestic and international markets, our sales and marketing salaries and related costs increased by approximately $181,000. However, our salaries and related costs related to our in-house legal decreased by approximately $117,000.

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

Selling, general and administrative expenses

	Year ended December 31,
(in thousands)	2012	2011	Percent change 12’vs 11’	2010	Percent change 11’vs10’
SG&A expense	$4,341	$4,347	(0.1%)	$4,889	(11.1%)
SG&A expense as a percentage of revenue	15.7%	17.1%		20.2%
Legal settlement	--	$1,591		--
Loss on impairment of IP	--	--		$1,286
				5.3%

Selling, general and administrative costs in dollars remained relatively the same, however it decreased as a percentage of sales by approximately 1.4% for the period ending December 31, 2012 compared to the same period in 2011.  We experienced some substantial decreases in our bank fees, obsolete inventory provisions, building maintenance and utilities, and other various overhead related costs coupled with a gain on disposition of assets all of which amounted to a decrease of approximately $219,000. Additional decreases in our selling, general and administrative costs included a $45,000 decrease in regulatory costs related to both our existing as well as our new products, a $58,000 decrease in amortization costs related to the Meg product line which was written off last year, and a $46,000 decrease in costs related to the 2011 one time legal settlement which was absent for the same period 2012.

In line with our efforts to expand sales, we increased selling and marketing costs over the prior period by approximately $129,000, which included trade shows costs, sales force travel both for international and domestic markets, and increased advertising for both our existing distribution products and our new J-Plasma line of products. Our increased sales in 2012 versus 2011 also translated into an increase of approximately $75,000 in commission expense. We also experience increases in our selling, general and administrative costs for computer and software upgrades, rental fees, general insurance from increasing our coverage limits, shareholder and stock exchange costs, and various other overhead related costs which all amounted to approximately $160,000.

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

We continued to increase sales of our new distribution product lines, coated electrodes and medical lighting systems during 2012, and to introduce other new products under development and, as a result, we incurred approximate increases in selling costs of $41,000 for advertising, $99,000 for commission expense, and $21,000 for show and other marketing costs. In addition, during 2011, as our new products approached the completion phase we experienced an increase of approximately $68,000 in regulatory testing costs compared to the prior year. We also saw an increase in our general insurance costs of approximately $71,000 due to increases related to our directors and officer’s coverage and we expect this trend to continue in 2012 as we re-evaluate our coverage in other areas. As a result of settling one of our lawsuits we incurred an approximate increase of $83,000 in settlement expense in 2011 over 2010. Other various increases in cost in our year ended December 31, 2011 over the same period in 2010 include approximate amounts of $25,000 in shareholder and stock exchange related costs, $32,000 in our provision for obsolete inventory, and $21,000 inventory storage costs.

Legal Settlement

In December 2011, a settlement related to the then pending litigation with Steve Livneh and certain affiliated entities, was structured and subsequently signed on February 22, 2012 (the “Settlement Agreement”). Under the terms of the Settlement Agreement, we agreed to, among other things, perform the following:  (i) make a $250,000 lump sum payment to  Livneh  ($50,000 of which was previously recorded and expensed), (ii) make 18 installment payments to Livneh in the amount of $23,222.22 per month, (iii) reimburse Livneh for all unpaid expenses that Livneh incurred on our behalf during the period of his employment and/or consultancy (from October 1, 2006 through August 11, 2010), (iv) pay Livneh $14,700, which represents the balance of the amounts due to Henvil Corp. Ltd. under a certain bill of sale, dated April 12, 2010, (v) transfer to Livneh the title of a certain automobile, (vi) transfer to Livneh all of our rights and interest in certain Intellectual Property (as defined in the Settlement Agreement) pertaining to the Modular Ergonomic Grip (“MEG”), Modullion, RF Skin Resurfacing, Scannula, Double Jaw Forceps and Tip-On-Tube designs and trade name (collectively, the “Assigned Patents”), (vi) transfer to Livneh certain parts for the MEG device, (vii) grant Livneh an exclusive license to produce, market and sell the Seal-N-Cut device in the People’s Republic of China, (viii) pay to Livneh royalty payments of 3% on Net Sales (as defined in the Settlement Agreement) of the Seal-N-Cut device outside the People’s Republic of China, and (ix) pay to Livneh a one-time royalty payment of 5% upon the closing of any sale by us of our right or interest in any Intellectual Property pertaining to the Seal-N-Cut device.  To secure our obligations, we granted Livneh a security interest in all of our rights and interest of the Company in the Seal-N-Cut device, including all Intellectual Property pertaining thereto. Since the loss was quantifiable and known in December 2011, we recognized this settlement loss in 2011 in accordance with GAAP and all payments hereunder were accrued during the fourth quarter.

In addition, in the fourth quarter of 2011, as a result of the Settlement Agreement, we recorded an  expense of approximately $737,000 for the transfer of the MEG and the Modullion intellectual property.  We have also accrued expenses in approximate amounts for the transfer of related inventory and molds of $194,000 and an additional $27,000 for other various expenses.

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

Other Income

	Year ended December 31,
(in thousands)	2012	2011	Percent change 12’vs 11’	2010	Percent change 11’vs.10’
Interest income	$7	$12	(42.0%)	$15	(20.0%)
Interest expense	$(239)	$(249)	(4.0%)	$(238)	4.6%
Total other income (expense)	$(232)	$(237)	(2.0%)	$(223)	6.3%
Other income (expense) as a percentage of revenue	(0.8%)	(0.9%)		(0.9%)
Change in fair value of liabilities, net	$20	$287		$513	(44.1%)
Other gain as a percentage of sales	0.1%	1.1%		2.1%

Net interest expense decreased by approximately $5,000 or 2.0% for the year ended December 31, 2012 as compared to the same period in 2011 primarily due to principal reductions during 2012 of our Industrial Revenue Bonds associated with the acquisition of our Clearwater, Florida facility.

Net interest expense increased by approximately $14,000 or 6.3% for the year ended December 31, 2011 as compared to the same period in 2010 primarily due to the refinancing of the Industrial Revenue Bonds in late 2011.

The change in fair value of liabilities was related to the warrants associated with our equity issuance in April of 2010 and adjustment for the fair value of the Lican liability. The derivative warrant liability was valued at approximately $799,000 at the issuance date and was valued at approximately $105,000 and $332,000 at December 31, 2011 and December 31, 2010, respectively.  This resulted in a year-to-date gain of approximately $227,000 and $467,000 for the years ended December 31, 2011 and 2010, respectively. The Lican liability fair value was approximately $111,300 and $172,200 at December 31, 2011 and 2010.  This resulted in a gain of $61,000 for the year ended December 31, 2011.

Interest expense remained relatively similar from 2010 through 2012, with a slight increase in 2011 due to the refinancing of our Industrial Revenue Bonds associated with the acquisition of our Clearwater, Florida facility.  We expect that our interest expense for 2013 should be similar to the amount incurred in 2012.

Income Taxes

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. The tax effects of these temporary differences representing the components of deferred tax assets (liabilities) at December 31 were approximately as follows (in thousands):

	2012	2011
Deferred tax assets, current:
U.S. net operating loss carryforwards	$1,097	$980
State net operating loss carryforwards	197	176
Research and development credits	774	774
AMT credits	73	73
Accounts receivable	12	16
Reserves	1	--
Inventory	--	1
Charitable	9	9
Accrued expenses	132	56
Accrued Settlement	--	593
Non-current estimate of loss and credit carryforwards	(2,295)	(2,178)
Total deferred tax assets, current	--	500

Deferred tax assets, non-current:
Investment in subsidiary	128	--
Loss and credit carryforwards	2,295	2,178
Stock based compensation	95	70
Total deferred tax assets, non- current	2,518	2,248

Deferred tax liabilities, non-current:
Inventory	(1)	--
State taxes (capital)	(4)	--
Property and equipment	(361)	(422)
Intangibles	(304)	(254)
Unrecognized tax benefit liability for non-current temporary differences	(49)	(63)
Total deferred tax liabilities, non-current	(719)	(739)

Net non-current deferred income tax asset	$1,799	$1,509

We consider all positive and negative evidence regarding the realization of deferred tax assets, including past operating results and future sources of taxable income. U.S. net operating losses will begin to expire in years beginning in 2019.

We assess the financial statement impact of an uncertain tax position taken or expected to be taken on an income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained. All of our positions arise from taxable temporary differences and, as such, the liability has been recognized in the net deferred tax asset, current and non-current items to which they relate.  The calculated amount of penalties and interest related to these timing differences were immaterial at December 31, 2012 and 2011.  In addition, because the amounts are related to temporary timing differences, there would be no material impact on our effective tax rate if recognized.

Below is a reconciliation of the statutory federal income tax rate to our effective tax rate for the fiscal years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Federal tax provision	34.0%	34.0%	34.0%
State taxes (net of federal benefit)	4.1%	(32.0%)	4.3%
Stock based compensation*	-	(27.8%)	0.5%
Research and development credits*	-	(78.0%)	5.0%
Warrant gains	-	(175.9%)	-
Meals and entertainment	-	39.1%	-
Other	(12.2%)	-	(6.1%)
	25.9%	(240.6%)	37.7%

* Net of IRS Exam adjustments for 2010

Liquidity and Capital Resources

Our working capital at December 31, 2012 was $14.0 million compared with $14.1 million at December 31, 2011. Accounts receivable days sales outstanding were 38 days and 36 days at December 31, 2012 and 2011, respectively. The number of days worth of sales in inventory, which is the total inventory available for production divided by the 12-month average cost of materials, decreased 19 days to 218 days equating to an inventory turn ratio of 1.43 at December 31, 2012 from 237 days and an inventory turn ratio of 1.32 at December 31, 2011. The lower number of days worth of sales in inventory which translated into a higher inventory turnover rate is mainly due to the increase in sales related to our generator product lines which contain a greater number of component parts compared to all our other products.

For the year ended December 31, 2012, net cash provided by operating activities was $165,000 compared with net cash provided by operating activities of $1.9 million in 2011.

Net cash used in investing activities was approximately $753,000 for the year ended December 31, 2012 compared to net cash used in investing activities was approximately $542,000 during 2011. The change was due mainly to increased purchases of equipment, molds and test fixtures to support our new products.

We used cash from financing activities of approximately $130,000 during year ended December 31, 2012 compared to cash used from financing activities of approximately $302,000 during year ended December 31, 2011. The change resulted primarily from repayment of principal on our industrial revenue bonds, which totaled approximately $130,000 in 2012 compared to net repayments of long term debt and capital lease of $302,000 in 2011.

We currently have approximately $3.4 million outstanding under industrial revenue bonds which we previously used for the purchase and renovation of our Clearwater, Florida facility. During 2011 these bonds were refinanced through PNC Bank, N.A. The bonds, which are being amortized over a 20-year term, balloon in November 2018 and bear interest at a fixed interest rate of 5.6%.  Scheduled maturities of this indebtedness are approximately $138,000, $146,000, $154,000, $163,000 and $172,000 for 2013, 2014, 2015, 2016 and 2017, respectively and approximately $2.6 million thereafter.

We had approximately $4.2 million in cash and cash equivalents at December 31, 2012. We believe our cash on hand, as well as anticipated cash flows from operations, will be sufficient to meet our operating cash commitments for the next year. Should additional funds be required, we have secured additional borrowing capacity with PNC Bank. (See below)

In addition, we continue to make substantial investments in the development and marketing of our J-Plasma™ technology, which may adversely affect our profitability and cash flow in the next 12 to 24 months.  While we believe that these investments may generate additional revenues and profits in the future, there can be no assurance that J-Plasma will be successful or that such future revenues and profitability will be realized. Since June of 2010 through December 31, 2012, we have invested approximately $1.6 million in the development and marketing of our J-Plasma™ technology.

We have a $6 million secured revolving line of credit facility with PNC Bank, which at December 31, 2012 had a zero balance. Advances under the $6 million line of credit are due on demand and bear interest at a rate of daily LIBOR plus 1.75% and are secured by a perfected first security interest in our inventory and accounts receivable.

In addition we have a separate additional credit facility with PNC Bank for up to $1 million specific to financing new equipment purchases. This credit facility, as amended, provides for a 1 year draw up to the conversion date of October 31, 2013.  Prior to the conversion dates amounts outstanding bear an interest rate of daily LIBOR plus 2.25%.  Upon conversion, the term is 5 years and will bear an interest rate of daily LIBOR plus 2.50%. The note would be secured by a perfected first security interest in the new equipment purchased. We did not draw on this line during 2012.

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

At December 31, 2012, we were in full compliance with the loan covenants and ratios of both the credit facilities. According to our most recent borrowing base calculation, we had approximately $4.0 million total availability under the $6.0 million credit line, of which we currently have a zero balance. We also have available approximately $1.0 million under the equipment line of credit.

Our future contractual obligations for agreements with initial terms greater than one year and agreements to purchase materials in the normal course of business are summarized as follows (in thousands):

Description	Years Ending December 31,
	2013	2014	2015	2016	2017	Thereafter
Operating leases	$228	$12	$-	$-	$-	$-
Employment agreements	966	786	725	-	-	-
Purchase Commitments	3,848	-	-	-	-	-
Long-term debt	138	146	154	163	172	2,646
Total	$5,180	$944	$879	$163	$172	$2,646

Critical Accounting Estimates

In preparing the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), we have adopted various accounting policies. Our most significant accounting policies are disclosed in Note 2 to the consolidated financial statements.

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to inventories, intangible assets, property, plant and equipment, legal proceedings, research and development, warranty obligations, product liability, fair valued liabilities, sales returns and discounts, stock based compensation and income taxes are updated as appropriate, which in most cases is at least quarterly. We base our estimates on historical experience, or various assumptions that are believed to be reasonable under the circumstances and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Actual results may materially differ from these estimates.

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

Stock-based Compensation

Under our stock option plan, options to purchase common shares of the Company may be granted to key employees, officers and directors of the Company by the Board of Directors. The Company accounts for stock options in accordance with FASB ASC Topic 718-10-10, Share-Based Payment, with compensation expense amortized over the vesting period based on the binomial lattice option-pricing model fair value on the grant date, which includes a number of estimates that affect the amount of our expense.

Litigation Contingencies

From time to time, we are exposed to claims and litigation arising in the ordinary course of business and use various methods to resolve these matters in a manner that we believe serves the best interest of the Company and our shareholders. There can be no assurance these actions or other third party assertions will be resolved without costly litigation, or in a manner that is not adverse to our financial position. We do not believe that any of the currently identified claims or litigation matters will have a material adverse impact on our results of operations, cash flows or financial condition. However, given uncertainties associated with any litigation, if our assessments prove to be wrong, or if additional information becomes available such that we estimate that there is a possible loss or possible range of loss associated with these contingencies, then we would record the minimum estimated liability, which could materially impact our results of operations, financial position and cash flows.

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

It is our policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. To the extent that the probable tax outcome of these uncertain tax positions changes, such changes in estimate will impact the income tax provision in the period in which such determination is made. At December 31, 2012, we believe we have appropriately accounted for any unrecognized tax positions. To the extent we prevail in matters for which a liability for an unrecognized tax benefit is established or we are required to pay amounts in excess of the liability, our effective tax rate in a given financial statement period may be affected.

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

Our short-term investments consist of cash, cash equivalents and overnight investments. As such we do not believe we are exposed to significant interest rate risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid overnight money market investments. If a 10% change in interest rates were to have occurred on December 31, 2012, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of December 31, 2012. Based upon that evaluation, our CEO and CFO concluded that, as of the end of that period, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate annually the effectiveness of our internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal control over financial reporting in all annual reports. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, our management has concluded that, as of December 31, 2012, our internal control over financial reporting is effective based on those criteria.

ITEM 9B.	Other Information

None.

Part III

ITEM 10.	Directors, Executive Officers, and Corporate Governance

BACKGROUND AND EXPERIENCE OF DIRECTORS

When considering whether directors and nominees have the experience, qualifications, attributes or skills, taken as a whole, to enable the Board of Directors (“Board”) to satisfy its oversight responsibilities effectively in light of the Company’s business and structure, the Governance and Nominating Committee focused primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth immediately below.  We believe that our directors provide an appropriate mix of experience and skills relevant to the size and nature of our business.  As more specifically described in such person’s individual biographies set forth below, our directors possess relevant and industry-specific experience and knowledge in the medical, engineering and business fields, as the case may be, which we believe enhances the Board’s ability to oversee, evaluate and direct our overall corporate strategy.  The Governance and Nominating Committee annually reviews and makes recommendations to the Board regarding the composition and size of the Board so that the Board consists of members with the proper expertise, skills, attributes, and personal and professional backgrounds needed by the Board, consistent with applicable regulatory requirements.

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

Set forth below is information regarding the executive officers, directors, and key employees of Bovie Medical Corporation as of March 18, 2013.

Name	Position	Director Since
Andrew Makrides	Chairman of the Board and CEO	December 1982

J. Robert Saron	President, Chief Sales and Marketing Officer and Director	August 1988

George Kromer, Jr.	Research Analyst and Director	October 1995

Michael Norman	Director	September 2004

August Lentricchia	Director	October 2007

Moshe Citronowicz	Senior Vice President	N/A

Gary D. Pickett	Chief Financial Officer, Treasurer, and Secretary	N/A

Michael Geraghty	Director	March 2011

Lawrence J. Waldman	Director	March 2011

Jeff Rencher	Vice President of Sales & Marketing	N/A

Directors serve for one-year terms and are elected at the annual stockholders’ meeting.

Andrew Makrides, Esq. age 71, Chairman of the Board and CEO and member of the Board of Directors, received a Bachelor of Arts degree in Psychology from Hofstra University and a Juris Doctor Degree from Brooklyn Law School. He is a member of the Bar of the State of New York and practiced law from 1968 until joining Bovie Medical Corporation as a co-founder and Executive Vice President and director, in 1982. Mr. Makrides became President of the Company in 1985 and the CEO in December 1998 and has served as such until March 18, 2011 at which point he relinquished his position as President, but remained CEO.  Mr. Makrides employment contract extends to December 31, 2015. Mr. Makrides has over 29 years of executive experience in the medical industry.

J. Robert Saron, age 60, President, Chief Sales and Marketing Officer and Director, holds a Bachelor degree in Social and Behavioral Science from the University of South Florida. From 1988 to present Mr. Saron has served as a director of the Company. Mr. Saron has previously served on two industry boards.  He served as both director and president of the Health Care Manufacturing Management Council.  In 2011 Mr. Saron received the Leonard Berke Achievement award for ethics, mentoring, marketing skill, industry knowledge, contributions to the industry and contributions to HMMC.  He also served as a director of the Health Industry Distributors Association Education Foundation. Mr. Saron also received the Health Industry Distributors Association’s highest award in 2008, the Industry Award of Distinction, and in February 2013 was inducted into the Medical Distribution Hall of Fame.  Mr. Saron’s employment contract extends to December 31, 2015. Mr. Saron brings over 34 years of executive marketing and distribution experience in the medical industry.

George Kromer, Jr., age 72, became a director on October 1, 1995. On January 1, 2006, Mr. Kromer accepted an employment position with Bovie Medical Corporation as research analyst for the company in which he still maintains his capacity as a director. Mr. Kromer had been writing for business publications since 1980. In 1976, he received a Master’s Degree in health administration from Long Island University. He was engaged as a Senior Hospital Care Investigator for the City of New York Health & Hospital Corporation from 1966 to 1986. He also holds a Bachelor of Science Degree from Long Island University’s Brooklyn Campus and an Associate in Applied Science Degree from New York City Community College, Brooklyn, New York. Mr. Kromer has over 30 years of business analyst experience with a specialty in the medical industry.

Moshe Citronowicz, age 60, Senior Vice President came to the United States in 1978, and has worked in a variety of manufacturing and high technology industries. In October 1993, Mr. Citronowicz joined the Company as Vice President of Operations and served as our Chief Operating Officer until November 2011. Currently, he is serving as the Senior Vice President. Mr. Citronowicz’s employment contract extends to December 31, 2015.

Gary D. Pickett, CPA, age 61, holds an MBA from the University of Tampa, a BS degree in Accounting from Florida State University, and served five years as a field artillery officer in the United States Army.  Mr. Pickett joined as controller of Bovie in March 2006 and became Chief Financial Officer in October 2006.  During the five years prior to joining Bovie, Mr. Pickett held positions of Director of Financial Systems with Progress Energy Services of Raleigh, NC, Vice President and Controller of Progress Rail Services, a subsidiary of Progress Energy Services in Albertville, AL, each of which were non-affiliated with Bovie.  He has had extensive experience in Sarbanes-Oxley implementation as well as GAAP accounting and SEC Reporting. Mr. Pickett’s employment contract extends to June 2014.

Michael Norman, CPA age 55, joined Bovie in 2004.  He manages the CPA firm, Michael Norman, CPA, PC since 1994 specializing in business financial planning as well as governmental and financial auditing. Mr. Norman is a member of the Nassau County Board of Assessors, Treasurer of the Don Monti Memorial Research Foundation and a Glen Cove City Councilman, all located on Long Island, New York. Mr. Norman provides the board with over 20 years of experience as a CPA and also serves as a member of our Audit Committee.

August Lentricchia, age 58, is presently employed by Freedom Tax and Financial Services Bohemia as a Registered Representative since 2001. He is a Series 7 securities licensed Registered Representative and investment consultant of HD Vest Investment Services. Additionally, Mr. Lentricchia is a licensed life, accident and health, and variable annuity agent in New York State, as well as a registered tax return preparer with the IRS. He received a BA degree from the University of Arizona in 1977 and has received a Masters degree in Education from Dowling College in 2004. Mr. Lentricchia has over 25 years of financial and investment experience and also serves on our Audit Committee.

Lawrence J. Waldman, CPA age 66, has served as a director since March 2011 and is certified public accountant. Mr. Waldman is currently the Partner-in-Charge of EisnerAmper LLP Commercial Audit Practice Development of the accounting firm EisnerAmper LLP.  He has over thirty-five years of experience in public accounting, including twenty-five years experience as an audit partner serving a wide range of clients.  Prior to joining EisnerAmper LLP, Mr. Waldman was the Partner-in-Charge of Commercial Audit Practice Development for Holtz Rubenstein Reminick, LLP. Mr. Waldman was the Managing Partner of the Long Island office of KPMG LLP from 1994 through 2006, the accounting firm where he started at in 1972.   Mr. Waldman is also the Chairman of the Board of Trustees of the Long Island Power Authority and serves on the Finance and Audit Committee of the Board of Trustees.  He is currently the Treasurer of the Long Island Association as well as a member of its Board of Directors and Chairman of the Finance Committee.  In addition, Mr. Waldman is a member of the Board of Directors and Treasurer of each of the Long Island Angel Network and the Advanced Energy research Center at Stony Brook University and  a member of the Dean’s Advisory Board of the Hofstra University Frank G. Zarb School of Business.  Mr. Waldman received his bachelor’s degree and MBA from Hofstra University where he is also an adjunct professor. Mr. Waldman also serves on our Audit Committee as its financial expert.

Michael Geraghty, age 65, has served as a director since March 2011 and is the Executive Vice President of Global Sales at Optos, Inc., a developer and manufacturer of retinal imaging devices for screening, detection and diagnosis of eye related conditions.  From 2005 through 2008, he was the President of International Sales at Gyrus Acmi where he first started in 2000 as Senior Vice President of Sales for Gyrus Medical.  Prior to this, Mr. Geraghty was the Vice President of Sales and Marketing for Everest Medical, Inc. and before that was the Director of Marketing for Advanced Products at Arthrocare Corporation.  Mr. Geraghty specializes in building independent direct sales teams in the medical device industry and has extensive domestic and international sales and marketing experience.  He received his bachelor’s degree from St. Mary’s University and graduate degree in Executive Sales Management from the University of Minnesota.

Jeff Rencher, age 45, has worked in the medical device industry for twenty years.  He began as a surgical device representative in 1993 and in 2000 was promoted to Regional Director for Gyrus Medical (currently Olympus Surgical).  In 2004 he was recruited by the CEO and Board of Directors of Inlet Medical in Minneapolis, MN as Vice President of Sales.  Following the acquisition of Inlet Medical by Cooper Surgical, Mr. Rencher was tasked to head the sales and marketing efforts of Opticon Medical which was acquired in 2010.  He joined Bovie Medical in 2010 as Vice President of Sales and Marketing for Surgical Products.  During his tenure at both Inlet and Opticon, he built a national sales force, created marketing material, coordinated medical studies with leading physicians and generated new sales through the sales channels he has developed over his multiple years in the industry.  He holds a BS in Biology from Tulane University, an Emergency Medical Technician Certificate and has completed a course in Medical Industry Management at St. Thomas University in Minneapolis, MN.

Independent Board Members

The Board currently has four independent members, Michael Norman, August Lentricchia, Michael Geraghty, and Lawrence Waldman, that meet the existing independence requirements of the NYSE Amex Market and the Securities and Exchange Commission and represent a majority of the board.

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

Our Audit Committee consists of three independent members of the Board of Directors, Michael Norman CPA, August Lentricchia, and Lawrence Waldman, CPA. As a smaller reporting company, we are required to have at least two independent members comprising our Audit Committee in accordance with Rule 10A-3 of the Securities Exchange Act of 1934 and the rules of the NYSE Amex Exchange.  During 2012 Lawrence Waldman, CPA served as the Audit Committee Chairman and financial expert. The Audit Committee meets as often as it determines necessary but not less frequently than once every fiscal quarter.

AUDIT COMMITTEE REPORT

Our Audit Committee is composed of “independent” directors, as determined in accordance with Rule 10A-3 of the Securities Exchange Act of 1934. The Audit Committee operates pursuant to a written charter adopted by the Board of Directors.

As described more fully in its charter, the purpose of the Audit Committee is to assist the Board of Directors with its oversight responsibilities regarding the integrity of our financial statements, our compliance with legal and regulatory requirements, assessing the independent registered public accounting firm’s qualifications, independence and performance for us. Management is responsible for preparation, presentation and integrity of our financial statements as well as our financial reporting process, accounting policies, internal accounting controls and disclosure controls and procedures. The independent registered public accounting firm is responsible for performing an independent audit of our consolidated financial statements in accordance with generally accepted auditing standards and to issue a report thereon. The Audit Committee’s responsibility is to monitor and oversee these processes. The following is the Audit Committee’s report submitted to the Board of Directors for 2012.

As part of its oversight of the Company’s financial statements, the Audit Committee reviews and discusses with both management and the Company’s independent register public accountants all annual and quarterly financial statements prior to their issuance.  During fiscal 2012, management advised the Audit Committee that each set of financial statements reviewed had been prepared in accordance with generally accepted accounting principles, and management reviewed significant accounting and disclosure issues with the Audit Committee.  These reviews included discussion with the independent registered public accountants of matters required to be discussed pursuant to Public Account Oversight Board AU 380 (Communication With Audit Committees), including the quality of the Company’s accounting principles, the reasonableness of significant judgments and the clarity of disclosures in financial statements.  The Audit Committee also discussed with Kingery & Crouse, P.A. matters relating to its independence, including a review of audit and non-audit fees and the written disclosures and letter from Kingery & Crouse, P.A. to the Audit Committee pursuant to applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountants’ communications with the Audit Committee concerning independence.

In addition, the Audit Committee has met separately with management and with Kingery & Crouse, P. A.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2012 for filing with the Securities and Exchange Commission.

The foregoing Audit Committee Report shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, and shall not otherwise be deemed filed under these acts, except to the extent we specifically incorporate by reference into such filings.

Governance and Nominating Committee

The Governance and Nominating Committee is responsible for matters relating to the corporate governance of our company and the nomination of members of the board and committees thereof. During 2012, our Governance and Nominating Committee consisted of three independent members of the Board of Directors, Michael Norman CPA who serves as Chairman, August Lentricchia, and Michael Geraghty. The Governance and Nominating Committee meets as often as it determines necessary, but not less than once a year.

Compensation Committee

The Compensation Committee is responsible for overseeing our compensation and employee benefit plans (including those involving the issuance of our equity securities) and practices, including formulating, evaluating, and approving the compensation of our executive officers and reviewing and recommending to the full Board of Directors the compensation of our Chief Executive Officer.  During 2012, our Compensation Committee consisted of three independent members of the Board of Directors, Michael Norman CPA, August Lentricchia who serves as Chairman, and Lawrence Waldman, CPA. The Compensation Committee meets as often as it determines necessary, but not less than once a year.

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

Compensation Program

Base Salary

We pay base salaries to our Named Executive Officers (as defined below) in order to provide a consistent, minimum level of pay that sustained individual performance warrants. We also believe that a competitive annual base salary is important to attract and retain an appropriate caliber of talent for each position over time.

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

Stock Options

The second component of executive compensation is equity grants which have mainly come in the form of stock options. We believe that equity ownership in our Company is important to provide our Named Executive Officers with long-term incentives to better align interests of executives with the interests of stockholders and build value for our stockholders. In addition, the equity compensation is designed to attract and retain the executive management team. Stock options have value only if the stock price increases over time and, therefore, provide executives with an incentive to build Bovie's value. This characteristic ensures that the Named Executive Officers have a meaningful portion of their compensation tied to future stock price increases and rewards management for long-term strategic planning through the resulting enhancement of the stock price.

Stock option awards to Named Executive Officers are entirely discretionary. The CEO and Director of Strategic Development recommend to the Compensation Committee which individuals should be awarded stock options. The Compensation Committee considers the prior contribution of these individuals and their expected future contributions to our growth then formulates and presents the recommended allocation of stock option awards to the Board of Directors for approval. The Board of Directors approves or, if necessary, modifies the Committee’s recommendations.

Perquisites and Other Benefits

Our Named Executive Officers are eligible for the same health and welfare programs and benefits as the rest of our employees in their respective locations. In addition, our CEO and President and Chief Sales and Marketing Officer, and Senior Vice President each receive an automobile allowance of approximately $6,000, $6,000 and $3,000 per year respectively.

Our Named Executive Officers are entitled to participate in and receive employer contributions to Bovie's 401(k) Savings Plan. However, during January of 2009 management made the decision to suspend the employer 401(k) match, which as of December 31, 2012 has not been re-instated. For more information on employer contributions to the 401(k) Savings Plan see the Summary Compensation Table and its footnotes.

Tax and Accounting Considerations

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), places a limit of $1,000,000 on the amount of compensation that we may deduct as a business expense in any year with respect to each of our most highly paid executives unless, among other things, such compensation is performance-based and has been approved by stockholders. The non-performance-based compensation paid to our executive officers for the 2012 fiscal year did not exceed the $1 million limit per executive officer. Accounting considerations also play an important role in the design of our executive compensation program. Accounting rules, such as FASB ASC Topic 718-10-10, Share-Based Payment, require us to expense the cost of our stock option grants which reduces the amount of our reported profits. Because of option expensing and the impact of dilution on our stockholders, we pay close attention to the number and value of the shares underlying stock options we grant.

Compensation of Named Executive Officers

The following table sets forth the compensation paid to each of our Named Executive Officers for the three years ended December 31, 2012 for services to our Company in all capacities:

Summary Compensation Table

Name And Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($) *		Non- Equity Incentive Plan Compensa- tion Earnings ($)	Change in Pension Value and Nonqual- ified Deferred compen- sation Earnings ($)	All Other Compen- Sation ($)		Total ($)
(a)	(b)	(c)		(d)	(e)	(f)		(g)	(h)	(i)		(j)
Andrew Makrides	2012	$209,791		--	--	$28,500	(18)	--	--	$18,876	(1)	$257,167
Chairman of the	2011	$205,252		--	--	--		--	--	$18,823	(9)	$224,075
Board and CEO	2010	$205,252		--	--	--		--	--	$19,542	(6)	$224,794

Gary D.	2012	$118,380		--	--	$9,500	(8)	--	--	$397	(2)	$128,277
Pickett	2011	$109,331		--	--	--		--	--	$374	(15)	$109,705
CFO, Treasurer, Secretary	2010	$101,970		--	--	$9,800	(7)	--	--	$374	(10)	$112,144

J. Robert Saron	2012	$297,143		--	--	$28,500	(19)	--	--	$22,008	(3)	$347,651
President,	2011	$290,651		--	--	--		--	--	$19,321	(12)	$309,972
Chief Sales and Marketing Officer and Director	2010	$290,651		--	--	--		--	--	$9,159	(11)	$299,810

Moshe	2012	$199,922		--	--	$28,500	(20)	--	--	$14,150	(4)	$242,572
Citronowicz	2011	$212,199		--	--	--		--	--	$16,534	(14)	$228,733
Senior Vice President	2010	$213,549		--	--	--		--	--	$15,327	(13)	$228,876

Jeff Rencher	2012	$160,064		--	--	$164,500	(21)	--	--	$15,698	(17)	$340,262
V.P. Sales &	2011	$150,000		--	--	--		--	--	$12,982	(5)	$162,982
Marketing	2010	$70,000	(16)	--	--	$19,500	(22)	--	--	$538	(23)	$90,038

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

(1) This amount includes: car allowance of $6,310; life insurance premiums of $456; and health insurance premiums of $12,110.

(2) This amount includes: life insurance premiums of $397.

(3) This amount includes: car allowance of $6,310; life insurance premiums of $512; and health insurance premiums of $15,186.

(4) This amount includes: car allowance of $1,395; life insurance premiums of $512; and health insurance premiums of $12,243.

(5) This amount includes: life insurance premiums of $479; and health insurance premiums of $12,503.

(6) This amount includes: car allowance of $6,310; life insurance premiums of $440; and health insurance premiums of $12,792.

(7) In 2010 a total of 10,000 options were granted to Mr. Pickett on July 8, 2010 with a fair value of $0.98 per option.

(8) On July 12, 2012 a total of 10,000 options were granted to Mr. Pickett with a fair value of $0.95 per option.

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

(16) This amount represents a partial year as Mr. Rencher was hired on June 28, 2010.

(17) This amount includes: life insurance premiums of $511 and health insurance premiums of $15,187.

(18) On July 12, 2012 a total of 30,000 options were granted to Mr. Makrides with a fair value of $0.95 per option.

(19) On July 12, 2012 a total of 30,000 options were granted to Mr. Saron with a fair value of $0.95 per option.

(20) On July 12, 2012 a total of 30,000 options were granted to Mr. Citronowicz with a fair value of $0.95 per option.

(21) On May 21, 2012, July 12, 2012 and October 8, 2012 options of 20,000, 10,000 and 100,000 respectively  were granted to Mr. Rencher.  The three issuances had a fair value per option of $1.05, $0.95 and $1.34 respectively.

(22) On June 25, 2010 a total of 30,000 options were granted to Mr. Rencher with a fair value of $0.65 per option.

(23) This amount includes: life insurance premiums of $538.

Employment Agreements and Potential Payments Upon Termination or Change in Control

At December 31, 2012, employment contracts with Mr. Makrides, Mr. Saron, and Mr. Citronowicz, which are set to expire in December 2015, contain an automatic extension for a period of one year unless we provide the executives with appropriate written notice pursuant to the contracts.  The employment agreements provide, among other things, that the executive may be terminated as follows:

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

(d)
By Bovie, without cause, with the majority approval of the Board of Directors, for Mr. Makrides, Mr. Saron, and Mr. Citronowicz at any time upon at least thirty (30) days prior written notice to the executive. In this case Bovie shall be obligated to pay the executive compensation in effect at such time, including all bonuses, accrued or prorated, and expenses up to the date of termination. Thereafter for Messrs Makrides, Saron, and Citronowicz for the period remaining under the contract, Bovie shall pay the executive the salary in effect at the time of termination payable weekly until the end of their contract.

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

We have an employment contract with Mr. Pickett to serve as Chief Financial Officer which has a current expiration date of June 2014.  In the event of a change of control, the contract provides that Mr. Pickett will receive salary and bonus in effect up to the date of the remaining portion of the contract.

Additionally, we have an employment agreement with Mr. Rencher to serve as V.P. of Sales & Marketing which has a current expiration date of September 2013. In the event of a change of control, Mr. Rencher’s contract provides that he receive a lump sum severance payment in the amount of $160,000.

There are no other employment contracts that have non-cancelable terms in excess of one year.

Grants of Plan-Based Awards

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards ($/Sh) ***	Grant Date Fair Value of Stock and Option Awards ($)
(a)	(b)	(c)	(d)	(e)
Andrew Makrides	July 12, 2012	30,000	$2.54	$28,500
Gary Pickett	July 12, 2012	10,000	$2.54	$9,500
J. Rob Saron	July 12, 2012	30,000	$2.54	$28,500
Moshe Citronowicz	July 12, 2012	30,000	$2.54	$28,500
Jeffery Rencher	July 12, 2012	10,000	$2.54	$9,500
Jeffery Rencher	May 21, 2012	20,000	$2.79	$21,000
Jeffery Rencher	October 8, 2012	100,000	$3.79	$134,000

Options Exercises During Fiscal 2012

There were no options exercised during the year ended December 31, 2012 by the Named Executive Officers.

Outstanding Equity Awards

The following table presents information with respect to each unexercised stock option held by our Named Executive Officers as of December 31, 2012:

	Outstanding Equity Awards at 12/31/12
Name	# of Securities Underlying Unexercised Options (# Exercisable)	# of Securities Underlying Unexercised Options (# Unexercisable)	Option Exercise Price ($/sh)	Option Expiration Date 10 Years After Grant Date
Andrew Makrides	25,000	--	3.25	9/29/2013
	25,000	--	2.13	9/23/2014
	25,000	--	2.25	5/5/2015
	--	30,000	2.54	7/12/2022
J. Robert Saron	12,500	--	3.25	9/29/2013
	12,500	--	2.13	9/23/2014
	12,500	--	2.25	5/5/2015
	--	30,000	2.54	7/12/2022
Moshe Citronowicz	--	30,000	2.54	7/12/2022
Gary Pickett	17,143	2,857	8.66	1/12/2017
	4,286	714	7.10	3/29/2017
	5,357	7,143	8.32	10/26/2019
	2,587	7,413	2.46	7/08/2020
	--	10,000	2.54	7/12/2022
Jeff Rencher	--	30,000	6.00	6/25/2020
	--	20,000	2.79	05/21/2022
	--	10,000	2.54	7/12/2022
	--	100,000	3.79	10/08/2022

Compensation of Non-Employee Directors

The following is a table showing the director compensation for the year ended December 31, 2012:

Name	Fees Earned Or Paid In Cash ($)	Stock Awards ($)	Option Awards ($) ***		Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
(a)	(b)	(c)	(d)		(e)	(f)	(g)	(h)
Lawrence			$6,880	(1)
Waldman	$13,000	0	$18,720	(2)	0	0	0	$38,600
Michael			$5,160	(3)
Norman	$4,000	0	$3,120	(4)	0	0	0	$12,280
August			$5,160	(5)
Lentricchia	$4,000	0	$3,120	(6)	0	0	0	$12,280
Michael			$5,160	(7)
Geraghty	$3,000	0	$3,120	(8)	0	0	0	$11,280
Steve MacLaren *	$1,500	0	$7,800	(9)	0	0	0	$9,300
Greg Konesky *	$1,500	0	$7,800	(10)	0	0	0	$9,300

*Mr. MacLaren and Mr. Konesky resigned from the board in March of 2012.

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

(1)	On May 21, 2012, 8,000 ten year stock options with an exercise price of $2.79 and calculated option fair value of $0.86 were granted to Mr. Waldman.
(2)	On July 12, 2012 24,000 ten year stock options with an exercise price of $2.54 and calculated option fair value of $0.78 were granted to Mr. Waldman.
(3)	On May 21, 2012, 6,000 ten year stock options with an exercise price of $2.79 and calculated option fair value of $0.86 were granted to Mr. Norman.
(4)	On July 12, 2012 4,000 ten year stock options with an exercise price of $2.54 and calculated option fair value of $0.78 were granted to Mr. Norman.
(5)	On May 21, 2012, 6,000 ten year stock options with an exercise price of $2.79 and calculated option fair value of $0.86 were granted to Mr. Lentricchia.
(6)	On July 12, 2012 4,000 ten year stock options with an exercise price of $2.54 and calculated option fair value of $0.78 were granted to Mr. Lentricchia.
(7)	On May 21, 2012, 6,000 ten year stock options with an exercise price of $2.79 and calculated option fair value of $0.86 were granted to Mr. Geraghty.
(8)	On July 12, 2012 4,000 ten year stock options with an exercise price of $2.54 and calculated option fair value of $0.78 were granted to Mr. Geraghty.
(9)	On July 12, 2012 10,000 ten year stock options with an exercise price of $2.54 and calculated option fair value of $0.78 were granted to Mr. MacLaren as compensation for past services as a director.
(10)	On July 12, 2012 10,000 ten year stock options with an exercise price of $2.54 and calculated option fair value of $0.78 were granted to Mr. Konesky as compensation for past services as a director.

Directors' compensation is determined by the Board of Directors based upon recommendations from the Compensation Committee. A Board member’s service year begins upon stockholders approval at the annual meeting and continues until the next annual meeting. The Board periodically grants directors stock options in order to assure that they have proper incentives and an opportunity for an ownership interest in common with other stockholders. In 2011, the Board decided to add cash payments as a compensation method. Independent board members receive $500 per meeting for attendance in any and all telephonic meetings for that month and $1,000 per meeting for attendance at any in person board meetings for that month. In addition, the Chairman of our Audit Committee receives a monthly stipend of $1,500, plus a one-time grant of 20,000 stock options.

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

In July of 2012, the shareholders approved the 2012 Executive and Employee Stock Option Plan covering a total of 750,000 shares of common stock issuable upon exercise of options to be granted under the plan. At December 31, 2012 approximately 416,500 remain to be issued in this plan.

There have been no changes in the pricing of any options previously or currently awarded.

COMPENSATION COMMITTEE REPORT

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K with management. Based on our Compensation Committee’s review of and the discussions with management with respect to the Compensation Discussion and Analysis, our Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our Proxy Statement and in this Annual Report on Form 10-K for the fiscal year ended December 31, 2012 for filing with the SEC.   During 2012, our Compensation Committee consisted of three independent members of the Board of Directors, Michael Norman CPA, August Lentricchia who serves as Chairman, and Lawrence Waldman, CPA.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

See “ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters”.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of March 18, 2013, with respect to the beneficial ownership of the Company’s common stock by its executive officers, directors, all persons known by the Company to be the beneficial owners of more than 5% of its outstanding shares and by all officers and directors as a group.

	Number of Shares
			Nature of	Percentage of
Name and Address	Title	Owned (i)	Ownership	Ownership (i)

RENN Universal Growth Investment Trust	Common	2,309,542(xiii)	Beneficial	13.0%
Frost National Bank
8201 Preston Road, Ste 540
Dallas, Texas 75206

Andrew Makrides	Common	674,213(ii)	Beneficial	3.8%
734 Walt Whitman Road
Melville, NY 11746

George Kromer	Common	326,508(iii)	Beneficial	1.8%
P.O. Box 188
Farmingville, NY 11738

J. Robert Saron	Common	424,819(iv)	Beneficial	2.4%
5115 Ulmerton Rd.
Clearwater, FL 33760

Mike Norman	Common	85,001(vi)	Beneficial	0.5%
734 Walt Whitman Road
Melville, NY 11746

Moshe Citronowicz	Common	406,504 (v)	Beneficial	2.3%
5115 Ulmerton Rd.
Clearwater, FL 33760

Gary Pickett	Common	29,373 (vii)	Beneficial	0.2%
5115 Ulmerton Rd.
Clearwater, FL 33760

August Lentricchia	Common	14,100 (viii)	Beneficial	0.1%
734 Walt Whitman Road
Melville, NY 11746

Lawrence Waldman	Common	2,143 (ix)	Beneficial	0.0%
734 Walt Whitman Road
Melville, NY 11746

Michael E. Geraghty	Common	2,143 (x)	Beneficial	0.0%
734 Walt Whitman Road
Melville, NY 11746

Jeff Rencher	Common	- (xi)	Beneficial	0.0%
5115 Ulmerton Rd.
Clearwater, FL 33760

Officers and Directors as a group (10 persons) 10.8%		1,964,804 (xii)

(i) Based on 17,809,677 outstanding shares of Common Stock and 1,889,461 outstanding options to acquire a like number of shares of Common Stock as of March 18, 2012, of which officers and directors owned a total of 318,660 options and 1,646,144 shares at December 31, 2012.  We have calculated the percentages on the basis of the amount of outstanding securities plus, for each person or group, any securities that person or group has current or future right to acquire pursuant to options, warrants, conversion privileges or other rights.

(ii) Includes 599,213 shares and 75,000 vested options out of a total of 105,000 ten year options owned by Mr. Makrides to purchase shares of Common Stock of the Company. Exercise prices for his options range from $2.13 for 25,000 shares to $3.25 for 25,000 shares.

(iii) Includes 251,508 shares and 75,000 vested options out of a total of 100,000 ten year options owned by Mr. Kromer, exercisable at prices ranging from $2.13 per share for 25,000 shares, and $3.25 per share for 25,000 shares.

(iv) Includes 387,319 shares and 37,500 vested options out of a total of 67,500 ten year options owned by Mr. Saron, exercisable at prices ranging from $2.13 per share for 12,500 shares, and $3.25 per share for 12,500 shares.

(v) Includes 406,504 shares plus zero vested out of a total of 30,000 ten year options owned by Mr. Citronowicz exercisable at $2.54 for 30,000 shares.

(vi) Includes 85,001 vested ten year options out of a total 115,000 ten year options owned by Mr. Norman exercisable at prices ranging from $2.13 for 25,000 shares to $8.66 for 12,500 shares.

(vii) Includes 29,373 vested ten year options out of a total 57,500 ten year options owned by Mr. Pickett exercisable at prices ranging from $2.46 for 10,000 shares to $8.66 for 20,000 shares. These options vest over a 5 and 7 year period.

(viii) Includes 1,600 Shares owned by Mr. Lentricchia and 12,500 vested ten year options out of a total 37,500 ten year options issued to Mr. Lentricchia exercisable at prices ranging from $2.46 for 10,000 shares to $8.32 for 10,000 shares. These options vest over a period of 3 and 7 years.

(ix) Includes 2,143 vested ten year options out of a total of 39,500 options owned by Mr. Waldman exercisable at a prices ranging from $2.54 for 24,000 shares to $2.81 for 7,500 shares.  These options vest over a period of 3 and 7 years.

(x) Includes 2,143 vested ten year options out of a total of 17,500 options owned by Mr. Geraghty exercisable at a prices ranging from $2.54 for 4,000 shares to $2.81 for 7,500 shares.  These options vest over a period of 3 and 7 years.

(xi) Mr. Rencher has zero vested ten year options out of a total of 160,000 options issued exercisable at a prices ranging from $2.54 for 10,000 shares to $6.00 for 30,000 shares.  His options vest over a period of 5 years with the exception of his $6.00 options which vest based upon various sales targets.

(xii) Includes 318,660 vested ten year options out of a total of 729,500 ten year outstanding options and 1,646,144 shares owned by all Executive Officers and directors as a group. The last date options can be exercised is October 8, 2022.

 (xiii) RENN Capital Group, Inc. ("RENN") is an investment advisor to RENN Universal Growth Investment Trust ("RUSGIT"), RENN Global Entrepreneurs Fund Inc. ("RENN Global") and RENN Entrepreneurial Fund Ltd. ("RENN Entrepreneurial") and has shared voting power over these shares.  The shares of common stock are owned of record as follows:  RUSGIT - 1,600,000; RENN Global - 550,000; RENN Entrepreneurial - 159,542.   Russell Cleveland is the President of each of RENN, RUGIT, RENN Global and RENN Entrepreneurial and may be deemed to be the beneficial owner of the shares of common stock.  Mr. Cleveland disclaims any such beneficial ownership.

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

Based solely on a review of the copies of such forms furnished to us, we believe that during the year ended December 31, 2012 all officers, directors and ten percent beneficial owners who were subject to the provisions of Section 16(a) complied with all of the filing requirements during the year.

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

Steven MacLaren, a former director of Bovie, is president and a shareholder of Ronin Consulting Group, Inc., a company which provides various financial and analytical project consulting services to Bovie. Mr. MacLaren resigned from the board in March 2012. Ronin Consulting Group, Inc. was paid consulting fees approximating $20,000 during the time period that Mr. MacLaren was acting as a director in 2012, and $80,000 in 2011 and 2010, respectively.

Greg Konesky a former director of Bovie provided consulting services related to research and development of certain products and was paid fees during the time period that he was acting as a director approximating $7,500, $30,000, and $30,000 during 2012, 2011, and 2010, respectively. On March 23, 2012 Mr. Konesky resigned from the board.

A relative of Moshe Citronowicz, Bovie’s Senior Vice President, is considered a related party. Arik Zoran, is a consultant of the Company doing business as AR Logic, Inc., which is a consulting firm owned by Arik Zoran, Mr. Citronowicz’s brother. During January 2011, we entered into a three year consulting services agreement with AR Logic that provides for a monthly retainer for engineering support for our existing generator product line and a separate hourly based fee structure for additional consulting related to new product lines. The consulting rates are consistent with rates of an arms length transaction. AR Logic was paid consulting fees of approximately $223,500 and $171,700 during 2012 and 2011, respectively. Previous to 2011, Mr. Zoran was an employee in charge of the engineering department and was paid inclusive of benefits $192,014 for 2010.

A second relative of Mr. Citronowicz is considered a related party. Yechiel Tsitrinovich is also a brother of Mr. Citronowicz, and acts as a consultant to the Company related to research and development of certain products. Mr. Tsitrinovich has a royalty contract with us related to the creation and design of a proprietary technology that is used in some of our generators. Mr. Tsitrinovich was paid a combination of consulting fees and royalties on previous product designs approximating $77,218, $85,310, and $65,654 for 2012, 2011, and 2010, respectively.

Independent Board Members

The Board currently has four independent members, Michael Norman, August Lentricchia, Michael Geraghty, and Lawrence Waldman who meet the existing independence requirements of the NYSE Amex Market and the Securities and Exchange Commission.

ITEM 14.	Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to us for fiscal years ended December 31, 2012 and 2011 by our current accountants, Kingery & Crouse P.A. (in thousands) :

	2012	2011
Audit fees (1)	$124	$135

Non-Audit fees:
Audit related fees(2)	11	11
Tax fees(3)	--	--
All other fees(4)	--	--
Total fees billed	$135	$146

(1) Audit fees consist of fees billed for professional services rendered for the audit of Bovie’s annual financial statements and reviews of its interim consolidated financial statements included in quarterly reports and other services related to statutory and regulatory filings or engagements.

(2) Audit related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or reviews of Bovie’s consolidated financial statements and are not reported under “Audit Fees”.

(3) Tax fees consist of fees billed for professional services rendered for tax compliance and tax advice (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning.

(4) All other fees consist of fees for products and services other than the services reported above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Melville, New York on April 1, 2013.

Bovie Medical Corporation

By: /s/ ANDREW MAKRIDES
Andrew Makrides
Chief Executive Officer and
(Principal Executive Officer)

By: /s/ GARY D. PICKETT
Gary D. Pickett
Chief Financial Officer,
Treasurer, and Secretary
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

Directors:

/s/ ANDREW MAKRIDES Andrew Makrides	Chief Executive Officer and Chairman of the Board	April 1, 2013

/s/ J. ROBERT SARON J. Robert Saron	President, Chief Sales and Marketing Officer and Director	April 1, 2013

/s/ GEORGE KROMER	Director	April 1, 2013
George Kromer

/s/ MICHAEL NORMAN	Director	April 1, 2013
Michael Norman

/s/ AUGUST LENTRICCHIA	Director	April 1, 2013
August Lentricchia

/s/ LAWRENCE J. WALDMAN	Director	April 1, 2013
Lawrence J. Waldman

/s/ MICHAEL GERAGHTY	Director	April 1, 2013
Michael Geraghty

PART II

ITEM 15.	Exhibits and Financial Statement Schedules

The financial statements and exhibits filed as part of this annual report on Form 10-K are provided below:

ITEM 15A.	Financial Statements

BOVIE MEDICAL CORPORATION INDEX TO FINANCIAL STATEMENTS  Page

[LETTERHEAD OF KINGERY & CROUSE, P.A.]

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Bovie Medical Corporation:

We have audited the accompanying consolidated balance sheets of Bovie Medical Corporation (the “Company”), as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and of cash flows for the years ended December 31, 2012, 2011 and 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financials based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years  ended December 31, 2012, 2011  and 2010  in conformity with accounting principles generally accepted in the United States of America.

/s/ Kingery & Crouse, P.A.
Certified Public Accountants
Tampa, FL
April 1, 2013

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2012 AND 2011
(in thousands)

ASSETS	2012	2011
Current assets:

Cash and cash equivalents	$4,162	$4,880
Trade accounts receivable, net	2,874	2,216
Inventories, net	7,984	8,178
Prepaid expenses and other current assets	951	710
Deferred income tax assets, net	--	500

Total current assets	15,971	16,484

Property and equipment, net	7,229	7,176
Brand name and trademark	1,510	1,510
Purchased technology, net	664	752
License rights, net	--	26
Deferred income tax assets, net	1,799	1,509
Other assets	1,010	783
Total assets	$28,183	$28,240

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2012 AND 2011
(Continued) (in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES	2012	2011
Current liabilities:

Accounts payable	$803	$1,085
Accrued payroll	118	88
Accrued vacation	186	149
Current portion of bonds payable to bank	138	130
Current portion of settlement	232	587
Accrued and other liabilities	445	350

Total current liabilities	1,922	2,389

Bonds payable to bank, net of current portion	3,281	3,420
Settlement liability, net of current portion	--	209
Derivative liabilities	85	105

Total liabilities	5,288	6,123

Commitments and Contingencies (see Note 12)

STOCKHOLDER’S EQUITY:

Preferred stock, par value $.001; 10,000,000 shares authorized; none issued or outstanding	--	--
Common stock, par value $.001 par value; 40,000,000 shares authorized; 17,781,538 and 17,760,724 issued and 17,638,459 and 17,617,645 outstanding on December 31, 2012 and 2011, respectively	18	18
Additional paid-in capital	25,517	25,356
Deficit	(2,640)	(3,257)

Total stockholders' equity	22,895	22,117

Total Liabilities and Stockholders' Equity	$28,183	$28,240

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
(in thousands)

	2012	2011	2010
Sales, net	$27,671	$25,411	$24,230
Cost of sales	16,338	14,680	14,242
Gross Profit	11,333	10,731	9,988

Gain on legal settlement	--	750	--

Other costs:
Research and development	1,329	1,197	1,854
Professional services	1,439	1,250	1,556
Salaries and related costs	3,178	3,114	3,155
Selling, general and administration	4,341	4,347	4,889
Legal settlement	--	1,591	--
Asset impairment	--	--	1,286
Total other costs	10,287	11,499	12,740

Income (loss) from operations	1,046	(18)	(2,752)

Other income (expense):
Interest expense, net	(232)	(237)	(223)
Gain on change in fair value of liabilities, net	20	287	513
Total other income (expense), net	(212)	50	290

Income (loss) before income taxes	834	32	(2,462)

Provision for current income taxes	--	--	(7)
Benefit (provision) for deferred income taxes	(217)	77	934
Total benefit (provision) for income taxes - net	(217)	77	927

Net income (loss)	$617	$109	$(1,535)

Earnings (loss) per common share:
Basic	$0.04	$0.01	$(0.09)
Diluted	$0.03	$0.01	$(0.09)

Weighted average number of common shares outstanding - basic	17,631	17,597	17,367

Weighted average number of common shares outstanding adjusted for dilutive securities	17,787	17,669	17,367

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
(in thousands)

				Accumulated
			Additional	Other
	Common		Paid-in	Comprehensive
	Shares	Par Value	Capital	Income (Loss)	Deficit		Total

January 1, 2010	16,951	$17	$22,934	$(89)	$	(1,831)	$21,031

Options exercised	46	-	39	-		-	39

Stock based compensation	-	-	163	-		-	163

Stock swap to acquire options	(6)	-	(30)	-		-	(30)

Equity Issuance	572	1	2,766	-		-	2,767

Fair value of warrants issued in connection with equity raise	-	-	(799)	-		-	(799)

Tax benefit from share based payments	-	-	40	-		-	40

Net loss	-	-	-	-		(1,535)	(1,535)
Foreign currency remeasurement	-	-	-	89		-	89
Comprehensive loss	-	-	-	-		-	(1,446)

December 31, 2010	17,563	18	25,113	-		(3,366)	21,765

Options exercised	69	-	39	-		-	39

Stock based compensation	-	-	132	-		-	132

Stock swap to acquire options	(14)	-	(39)	-		-	(39)

Non Cash elimination of Lican Restricted Stock Liability			111				111

Net income	-	-	-	-		109	109

December 31, 2011	17,618	18	25,356	-		(3,257)	22,117

Options exercised	28	-	20	-		-	20

Stock based compensation	-	-	161	-		-	161

Stock swap to acquire options	(7)	-	(20)	-		-	(20)

Net income	-	-	-	-		617	617

December 31, 2012	17,639	$18	$25,517	$-		$(2,640)	$22,895

 The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
(in thousands)

	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$617	$109	$(1,535)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	742	753	734
Amortization of intangible assets	115	172	273
Provision for (recovery of) inventory obsolescence	(93)	37	(8)
Loss (gain) on disposal of fixed assets	(41)	--	326
Loss on impairment Bovie Canada	--	--	54
Loss on impairment of intangible assets	--	--	1,286
Stock-based compensation	161	132	163
Non cash other income – warrants	(20)	(227)	(513)
Non cash other income – Lican derivatives	--	(61)	--
Non cash legal settlement	--	954	--
Provision (benefit) for deferred income taxes	210	(76)	(934)
Change in assets and liabilities:
Trade receivables	(658)	(126)	451
Prepaid expenses and other current assets	(241)	257	(47)
Inventories	287	(719)	(822)
Deposits	(227)	(111)	(281)
Accounts payable	(284)	134	362
Settlement liability	(564)	731	--
Accrued and other liabilities	94	(30)	(56)
Accrued payroll	30	(12)	23
Accrued vacation	37	(20)	(2)
Net cash provided by (used in) operating activities	165	1,897	(526)

Cash flows from investing activities:
Purchases of property and equipment	(753)	(542)	(201)
Proceeds from sale of property and equipment	--	--	633
Net cash provided by (used in) investing activities	(753)	(542)	432

Cash flows from financing activities:
Proceeds from mortgage note payable to bank (net of amounts in escrow)	--	--	36
Proceeds from private placement (net of costs of $233)	--	--	2,767
Net change in line of credit	--	--	(1,000)
Repayments of capital lease payable	--	(111)	--
Proceeds from sales of common stock	--	--	9
Proceeds from long-term debt	--	3,549	--
Repayments of long-term debt	(130)	(3,740)	(135)
Net cash provided by (used in) financing activities	(130)	(302)	1,677

Effect of exchange rate changes on cash and cash equivalents	--	--	89

Net change in cash and cash equivalents	(718)	1,053	1,672

Cash and cash equivalents at beginning of year	4,880	3,827	2,155

Cash and cash equivalents at end of year	$4,162	$4,880	$3,827
Cash paid for:
Interest paid, net	$232	$237	$223
Income taxes	$--	$--	$--

Noncash financing activities during year ended December 31, 2012, 2011, and 2010:
Equipment financed with loan	$--	$--	$111

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	DESCRIPTION OF BUSINESS

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

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Estimates that are critical to the accompanying consolidated financial statements relate principally to the adequacy of our inventory allowances and the recoverability of certain intangibles and our deferred income tax assets.  In addition, stock-based compensation and the fair value of certain warrants represent significant estimates as such expense is derived from a formula that uses various assumptions to estimate the future but unknown value of our common stock.  The markets for the Company’s products are characterized by intense price competition, rapid technological development, evolving standards and short product life cycles, all of which could impact the future realization of our assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. It is at least reasonably possible that the Company’s estimates could change in the near term with respect to these matters.

Cash and Cash Equivalents

Holdings of highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

Fair Values of Financial Instruments and Concentration of Credit Risk

The carrying amounts of our financial instruments included in current assets and liabilities approximate fair value due to their short term nature.  In addition, we believe the book values of our bonds payable  and capital lease payable approximates their fair values as the terms of such obligations approximate the terms at which similar types of borrowing arrangements could be currently obtained.

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

With respect to receivables, our ten largest customers accounted for approximately 72%, 62% and 61% of trade receivables as of December 31, 2012, 2011 and 2010, respectively, and 66.3%, 64.6% and 66.5% of net revenues for the respective years then ended. In 2012, National Distribution & Contracting Inc. accounted for 12.4% of our sales, while in 2011, no one customer accounted for over 10% of our sales.  In 2010 two customers, Arthrex, Inc. and National Distribution & Contracting Inc. each separately accounted for approximately 11% of total revenues. All of these entities are customers of our U.S. operations.  We perform ongoing credit evaluations of our customers and generally do not require collateral because we believe we have procedures in place to limit potential for significant losses, and because of the nature of our customer base.

Accounts Receivable and Allowance for Doubtful Accounts

Our credit terms for our billings range from net 10 days to net 30 days, depending on the customer agreement.  Accounts receivable are determined to be past due if payments are not made in accordance with such agreements and an allowance is recorded for accounts that become three months past due or sooner if there are other indicators that the receivables may not be recovered.  Customary collection efforts are initiated and receivables are written off when we determine they are not collectible and abandon these collection efforts. We gave negotiated sales volume discounts, which amounted to approximately $565,000, $520,000 and $522,000 for the years ended December 31, 2012, 2011 and 2010, respectively. Sales are reported net of all discounts.

We evaluate the allowance for doubtful accounts on a regular basis for adequacy based upon our periodic review of the collectability of the receivables in light of historical experience, adverse situations that may affect our customers’ ability to pay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.  Substantially all of the receivables included in the accompanying balance sheets were recovered subsequent to the respective year ends.  Because of this, and because historical losses on accounts receivable have not been material, management believes that the allowances for doubtful accounts of approximately $32,000 and $20,000 at December 31, 2012 and 2011, respectively, are, or were, adequate to provide for possible bad debts.

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

Inventories at December 31, 2012 and 2011 were as follows (in thousands):

	2012	2011

Raw materials	$5,133	$5,126
Work in process	1,294	1,865
Finished goods	2,016	1,739
Gross inventories	8,443	8,730
Less: reserve for obsolescence	(459)	(552)

Net inventories	$7,984	$8,178

During 2012, the reserves for raw materials inventory and related costs of sales decreased by approximately $93,000. In 2011 and 2010, the reserves and related cost of sales increased by approximately $37,000 and decreased by $8,400 respectively as a result of changes in estimates regarding the recoverability of certain types of our inventory. There are no reserves for finished goods or work in progress as of December 31, 2012 and 2011.

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

Intangible Assets

These assets consist of licenses, purchased technology and brand name and trademarks.  The licenses and purchased technology (other intangibles) are being amortized by the straight-line method over a 5-17 year period commencing with the date they were placed in service. Estimated aggregate amortization expense for the five years ending December 31, 2017 is expected to approximate $664,000.

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

Other Long-Lived Assets

We review other long-lived assets for recoverability if events or changes in circumstances indicate that the assets may have been impaired. This circumstance exists when the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from its use and eventual disposition.  In those cases an impairment loss is recognized to the extent that the assets’ carrying amount exceeds its fair value.  Any impairment losses are not restored in the future if the fair value increases. At December 31, 2012, we believe the remaining carrying values of our long-lived assets are recoverable.

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

•
Amounts billed to customers related to shipping and handling are included in net sales. Shipping and handling costs included in cost of sales were approximately $128,000, $129,000 and $121,000 in 2012, 2011 and 2010, respectively.

We have no consignment inventory with customers but we do have inventory of approximately $441,000 and $800,000, respectively located at contract manufacturers that produce components for us.

Advertising Costs

All advertising costs are expensed as incurred. The amounts of advertising costs were approximately $277,000, $305,000, and $276,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Litigation Contingencies

From time to time, we are exposed to claims and litigation arising in the ordinary course of business and use various methods to resolve these matters in a manner that we believe serves the best interest of the Company and our stockholders. There can be no assurance these actions or other third party assertions will be resolved without costly litigation, or in a manner that is not adverse to our financial position. We do not believe that any of the currently identified claims or litigation matters will have a material adverse impact on our results of operations, cash flows or financial condition. However, given uncertainties associated with any litigation, if our assessments prove to be wrong, or if additional information becomes available such that we estimate that there is a possible loss or possible range of loss associated with these contingencies, then we would record the minimum estimated liability, which could materially impact our results of operations, financial position and cash flows.

Tax Effects of Stock-Based Compensation

We will only recognize a tax benefit from windfall tax deductions for stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available have been utilized.

Net Earnings (Loss) Per Common Share

We compute basic earnings (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding for the reporting period.  Diluted earnings (loss) per share gives effect to all potential dilutive shares outstanding (in our case, stock options that are in the money) during the period.  The number of dilutive shares is calculated using the treasury method which reduces the effective number of shares by the amount of shares we could purchase with the proceeds of assumed exercises. During the years ended December 31, 2012 and 2011, we reported net income per share and, accordingly, common equivalent shares outstanding as of December 31, 2012 and 2011, which consisted of employee stock options and warrants issued in connection with our private placement were included. During periods of net loss per share these employee stock options and warrants are excluded from diluted net loss per common share calculations as of such dates because they are anti-dilutive and results in basic and diluted loss per share to be equivalent.

Research and Development Costs

With the exception of development costs that are purchased from another enterprise and have alternative future use, research and development expenses are charged to operations as incurred.

Research and Development Costs for Others

For research and development activities that are partially or completely funded by other parties, and when the obligation is incurred solely to perform contractual services, expenses are charged to cost of sales and all revenues resulting from such activities are shown as sales.

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

It is our policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. To the extent that the probable tax outcome of these uncertain tax positions changes, such changes in estimate will impact the income tax provision in the period in which such determination is made. At December 31, 2012, we believe we have appropriately accounted for any unrecognized tax benefits. To the extent we prevail in matters for which a liability for an unrecognized tax benefit is established or we are required to pay amounts in excess of the liability, our effective tax rate in a given financial statement period may be affected.

Since inception, we have been subject to tax by both federal and state taxing authorities. Until the respective statutes of limitations expire (which may be as much as 20 years while we have unused NOL’s), we are subject to income tax audits in the jurisdictions in which we operate.

Foreign Currency Transactions

The United States dollar is the functional currency of the Company’s operations in the United States and has also been determined to be the functional currency for the Company’s Canadian subsidiary, which was closed and consolidated to the Clearwater, Florida facility in 2010. We use the re-measurement method in converting the foreign subsidiary’s financial statements into U.S. dollars.  Monetary assets and liabilities denominated in a foreign currency are converted at the current rate, while nonmonetary assets, liabilities, and shareholder equity accounts are converted at the appropriate historical rate. Revenue and expenses are converted at the weighted-average exchange rate for the period. Any gain or loss as a result of re-measurement is included in current period income unless the investment in the subsidiary is not expected to be recovered in the foreseeable future.  As our investment in the Canadian subsidiary was not expected to be recovered in the near future, we reflected the net gains and losses from the re-measurement as other accumulated comprehensive loss in the accompanying 2010 statement of stockholders’ equity and comprehensive income (loss).    For the years ended December 31, 2012 and 2011, we had no comprehensive income or loss.

Reclassifications

Certain amounts in our prior years’ financial statements have been reclassified to conform to the current year presentation.

NOTE 3.	TRADE ACCOUNTS RECEIVABLE

As of December 31, 2012 and 2011, trade accounts receivable were as follows (in thousands):

	2012	2011
Trade accounts receivable	$2,906	$2,236
Less: allowance for doubtful accounts	(32)	(20)

Trade accounts receivable, net	$2,874	$2,216

NOTE 4.	PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2012 and 2011, property, plant and equipment consisted of the following (in thousands):

	2012	2011

Land	$1,600	$1,600
Machinery and equipment	3,648	3,601
Building and improvements	3,854	3,733
Furniture and fixtures	2,002	1,770
Leasehold improvements	384	384
Molds	1,192	1,088
	12,680	12,176
Less: accumulated depreciation and amortization	(5,451)	(5,000)

Net property, plant, and equipment	$7,229	$7,176

NOTE 5.	INTANGIBLE ASSETS

At December 31, 2012 and 2011, intangible assets consisted of the following (in thousands):

	2012	2011

Brand name and trademark (life indefinite)	$1,510	$1,510

Purchased technology (9-17 year lives)	$1,441	$1,441
Less: accumulated amortization	(777)	(689)

Purchased technology, net	$664	$752

License rights (5 year life)	$316	$316
Less: accumulated amortization	(316)	(290)

License rights, net	$--	$26

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

Certain assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2012 and 2011 are measured in accordance with FASB ASC Topic 820-10-05, Fair Value Measurements.  FASB ASC Topic 820-10-05 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements.

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

The following table summarizes our financial instruments measured at fair value as of December 31, 2012 (in thousands):

	December 31, 2012 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents – United States	$4,162	$4,162	$–	$–
Cash and equivalents - Foreign currency	--	--	–	–

Total assets	$4,162	$4,162	$–	$–

Derivative Liabilities:
Warrant liability (1)	$85	$–	$–	$85

Total liabilities	$85	$–	$–	$85

The following table summarizes our financial instruments measured at fair value as of December 31, 2011 (in thousands):

	December 31, 2011 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents – United States	$4,870	$4,870	$–	$–
Cash and equivalents - Foreign currency	10	10	–	–

Total assets	$4,880	$4,880	$–	$–

Derivative Liabilities:
Warrant liability (1)	$105	$–	$–	$105

Total liabilities	$105	$–	$–	$105

(1)
On April 18, 2010, we entered into a securities purchase agreement with purchasers named therein to raise in the aggregate of approximately $3 million in a private placement of common stock and warrants pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder. Upon closing of the transaction, we entered into a registration rights agreement with the buyers and issued to the buyers an aggregate of 571,429 shares of common stock at a per share price of $5.25, and warrants to acquire additional shares of common stock of up to 50% of the common shares acquired by each respective buyer at an exercise price of $6.00 per share.

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

The warrants issued contained provisions for a net cash settlement in the event that there is a fundamental transaction (contractually defined as a merger, sale of substantially all assets, tender offer or share exchange). Due to this contingent redemption provision, the warrants require liability classification according to FASB ASC 480-10, Distinguishing Liabilities from Equity and must be recorded at fair value each reporting period. These warrants required classification as liabilities at inception and ongoing measurement at fair value each reporting period thereafter.

The warrants are valued using a binomial lattice valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in this model at December 31, 2012 included an expected remaining life of 3 years, an expected dividend yield of zero, estimated volatility of 43%, and risk-free rates of return of 0.36%. For the risk-free rates of return, we use the published yields on zero-coupon Treasury Securities with maturities consistent with the remaining term of the warrants and volatility is based on a weighted average of the historical volatility of our stock price and peer company stock price volatility. We also take into consideration a probability assumption for anti-dilution.

Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (in thousands):

Description	Year Ended December 31, 2012	Year Ended December 31, 2011

Beginning balance	$105	$504
Purchases, issuances, and settlements	--	--
Reduced Lican liability from settlement	--	(111)
Total gain included in earnings (2)	(20)	(288)

Ending balance	$85	$105

(2)
Gains for the period ended December 31, 2012 related to the revaluation of equity based liabilities. The gains related to the warrant liability portion were calculated from the date of the warrant issuance (April 18, 2010) through December 31, 2012. These gains and losses are reflected in our consolidated statements of operations as a component of other income (expense).

NOTE 7.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. The amendments in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 is effective for our fiscal years beginning January 1, 2012. Early adoption is permitted. We have adopted this new guidance and it did not have a material impact on our consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurements and Disclosures (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, mainly for level 3 fair value measurements. ASU 2011-04 is effective for our fiscal years beginning January 1, 2012. Early adoption is not permitted. We have adopted this new guidance and it did not have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other an update that amends the accounting guidance on goodwill impairment testing. The amendments in this accounting standard update are intended to reduce complexity and costs by allowing an entity the option to first assess qualitative factors in its evaluation about the likelihood of goodwill impairment to determine whether it is necessary to perform the two-step quantitative goodwill impairment test of a reporting unit. In addition the amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. ASU No. 2011-08 is effective for our fiscal years beginning after January 1, 2012 with early adoption permitted. We have adopted this new guidance and it did not have a material impact on our consolidated financial statements.

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

In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This update simplifies the guidance for testing the impairment of indefinite-lived intangible assets other than goodwill. The amendments in ASU 2012-02 allow an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. The amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We have adopted this new guidance and it did not have a material impact on our consolidated financial statements.

We have reviewed all other recently issued standards and have determined they will not have a material impact on our consolidated financial statements, or do not apply to our operations.

NOTE 8.	LINE OF CREDIT

Line of Credit

We have a $6 million secured revolving line of credit facility with PNC Bank N.A., which at December 31, 2012 had a zero balance. Advances under the $6 million line of credit are due on demand and bear interest at a rate of daily LIBOR plus 1.75% and are secured by a perfected first security interest in our inventory and accounts receivable.

In addition, we have a separate additional credit facility with PNC Bank N.A. for up to $1 million specific to financing new equipment purchases. This credit facility provides for a 1 year draw up to the conversion date of October 31, 2013.  Prior to the conversion date amounts outstanding will bear an interest rate of daily LIBOR plus 2.25%.  Once the note is converted the term will be 5 years and will bear an interest rate of daily LIBOR plus 2.50%. The note would be secured by a perfected first security interest in the new equipment purchased. We did not draw on this line during 2012.

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

At December 31, 2012, we were in full compliance with the loan covenants and ratios of both the credit facilities. According to our most recent borrowing base calculation, we had approximately $4.0 million total availability under the $6.0 million credit line, of which we currently have a zero balance. We also have available approximately $1.0 million under the equipment line of credit.

Mortgage Note Payable

We currently have approximately $3.4 million borrowed under industrial revenue bonds which we previously used for the purchase and renovation of our Clearwater, Florida facility. During 2011, these bonds were refinanced through PNC Bank N.A. The bonds, which are being amortized over a 20-year term, balloon in November 2018 and bear interest at a fixed interest rate of 5.6%.  Scheduled maturities of this indebtedness are shown below:

	Years Ending December 31,
	2013	2014	2015	2016	2017	Thereafter
Mortgage scheduled maturities	$138	$146	$154	$163	$172	$2,646

NOTE 9.	TAXES AND NET OPERATING LOSS CARRYFORWARDS

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

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. The tax effects of these temporary differences representing the components of deferred tax assets (liabilities) at December 31 were approximately as follows (in thousands):

	2012	2011
Deferred tax assets, current:
U.S. net operating loss carryforwards	$1,097	$980
State net operating loss carryforwards	197	176
Research and development credits	774	774
AMT credits	73	73
Accounts receivable	12	16
Reserves	1	--
Inventory	--	1
Charitable	9	9
Accrued expenses	132	56
Accrued Settlement	--	593
Non-current estimate of loss and credit carryforwards	(2,295)	(2,178)
Total deferred tax assets, current	--	500

Deferred tax assets, non-current:
Investment in subsidiary	128	--
Loss and credit carryforwards	2,295	2,178
Stock based compensation	95	70
Total deferred tax assets, non- current	2,518	2,248

Deferred tax liabilities, non-current:
Inventory	(1)	--
State taxes (capital)	(4)	--
Property and equipment	(361)	(422)
Intangibles	(304)	(254)
Unrecognized tax benefit liability for non-current temporary differences	(49)	(63)
Total deferred tax liabilities, non- current	(719)	(739)

Net non-current deferred income tax asset	$1,799	$1,509

We consider all positive and negative evidence regarding the realization of deferred tax assets, including past operating results and future sources of taxable income. U.S. net operating losses will begin to expire in years beginning in 2019.

The impact of an uncertain tax position taken or expected to be taken on an income tax return is recognized in the financial statements at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained. All of our positions arise from taxable temporary differences and, as such, the liability has been recognized in the net deferred tax asset, current and non-current items to which they relate.  The calculated amount of penalties and interest related to these timing differences were immaterial at December 31, 2012 and 2011.  In addition, because the amounts are related to temporary timing differences, there would be no material impact on our effective tax rate if recognized.

Below is a reconciliation of the statutory federal income tax rate to our effective tax rate for the fiscal years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Federal Tax Provision	34.0%	34.0%	34.0%
State taxes (net of federal benefit)	4.1%	(32.0%)	4.3%
Stock based compensation*	-	(27.8%)	0.5%
Research and development credits*	-	(78.0%)	5.0%
Warrant Gains	-	(175.9%)	-
Meals and Entertainment	-	39.1%	-
Other	(12.2%)	-	(6.1%)
	25.9%	(240.6%)	37.7%

* Net of IRS Exam adjustments for 2010

NOTE 10.	RETIREMENT PLAN

The Company provides a tax-qualified profit-sharing retirement plan under section 401(k) of the Internal Revenue Code for the benefit of eligible employees with an accumulation of funds for retirement on a tax-deferred basis and provides for annual discretionary contribution to individual trust funds.

All employees are eligible to participate. The employees may make voluntary contributions to the plan up to the maximum percentage allowed by the Internal Revenue Code. Vesting in employee matching contributions is graded and depends on the years of service. After three years from their date of hire, the employees are 100% vested.  The Company makes matching contributions of 50% of the employee contributions up to a total of 3% of participant payroll. Beginning 2009 through 2012 the Company’s management suspended the matching contribution as a cost cutting measure.

NOTE 11.	OTHER RELATED PARTY TRANSACTIONS

Compensation of Non-Employee Directors

We compensate our board members with a combination of both stock options and cash payments. During the year ended December 31, 2012, we granted 82,000 stock options to board members having a fair value of approximately $66,000 and we paid $27,000 in cash amounts to our independent directors as consideration for their service on our Board of Directors. We pay $1,000 cash for in person board meetings and $500 cash payments for telephonic board meetings. In addition, the Chairman of our Audit Committee receives a monthly stipend of $1,500, plus a one-time grant of 20,000 stock options. Prior to 2011, we compensated our board members with stock options only.  For the years ended December 31, 2011 and 2010, we granted stock options in the amounts of 15,000 and 54,160 respectively, which had fair values of approximately $20,250 and $53,100, respectively.

Research and Development Consulting Services

A relative of Moshe Citronowicz, Bovie’s Senior Vice President, is considered a related party. Arik Zoran, Mr. Citronowicz’s brother is the owner of AR Logic, Inc., which is a consulting firm that provides consulting services to the Company. During January 2011, we entered into a three year consulting services agreement with AR Logic that provides for a monthly retainer for engineering support for our existing generator product line and a separate hourly based fee structure for additional consulting related to new product lines. The consulting rates are consistent with rates of an arms length transaction. AR Logic was paid consulting fees of approximately $223,500 and $171,700 during 2012 and 2011, respectively. Previous to 2011, Mr. Zoran was an employee in charge of the engineering department and was paid inclusive of benefits $192,014 for 2010.

A second relative of Mr. Citronowicz is considered a related party. Yechiel Tsitrinovich is also a brother of Mr. Citronowicz, and acts as a consultant to the Company related to research and development of certain products. Mr. Tsitrinovich has a royalty contract with us related to the creation and design of a proprietary technology that is used in some of our generators. Mr. Tsitrinovich was paid a combination of consulting fees and royalties on previous product designs approximating $77,218, $85,310, and $65,654 for the years ended December 31, 2012, 2011, and 2010, respectively.

Professional Services

A former director of Bovie who resigned in March 2012, is president and a shareholder of Ronin Consulting Group, Inc., a company which provides various financial and analytical project consulting services to Bovie. During the time period that Mr. MacLaren was a director for the Company, Ronin Consulting Group, Inc. was paid fees of approximately $20,000, $80,000 and $80,000 during 2012, 2011 and 2010, respectively.

Another former director of Bovie who resigned in March 2012, provides consulting services related to research and development of certain products and was paid fees during the time period that he was acting as a director of approximately $7,500, $30,000, and $30,000 during 2012, 2011, and 2010, respectively.

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

The following is a schedule of approximate future minimum lease payments under operating leases as of December 31, 2012 (in thousands):

2013	$228
2014	12
2015	--

Total	$240

Rent expense for the years ended December 31, 2012, 2011 and 2010 approximated $228,000, $256,000 and $281,000, respectively.

Purchase Commitments

At December 31, 2012, we had non-cancelable purchase commitments for inventories totaling approximately $3.8 million, substantially all of which is expected to be purchased by the end of 2013.

Employment Agreements

At December 31, 2012, we were obligated under three employment agreements which have expiration dates between June 2014 and December 2015. Approximate future minimum payments under these agreements are as follows as of December 31, 2012 (in thousands):

2013	$966
2014	786
2015	725

Total	$2,477

During 2011, we terminated Leonard Keen as our V.P. and General Counsel. The termination of Mr. Keen’s employment is presently the subject of litigation (See “Litigation” below). The agreements with our Chief Executive Officer, our President and Chief Sales and Marketing Officer, and our Senior Vice President contain the following provisions:

•	Clauses that allow for continuous automatic extensions of one year unless timely written notice terminating the contract is provided to such officers (as defined in the agreements).
•
Clauses which require the Company to make lump sum payments to such officers equal to three times their salary and bonus in effect at the time of any change in control and/or breach of the agreements by the Company.  The 2013 base salaries for these three officers are expected to approximate $725,000.

Additionally, the employment agreement with our V.P. Sales & Marketing contains a clause which requires the Company to make a lump sum severance payment in the amount of $160,000 at the time of any change in control and/or breach of the agreements by the Company.

Litigation

Livneh/Lican Development Settlement Agreement and Related Litigation

In December 2011, a settlement related to the then pending actions between the Company and certain affiliates, on the one hand, and Steve Livneh and certain affiliates, on the other hand,  which was the subject of prior disclosures, was structured and subsequently entered into on February 22, 2012. Under the terms of the Settlement Agreement (the “Settlement Agreement”), we agreed, among other things, to perform the following:  (i) make a $250,000 lump sum payment to Livneh ($50,000 of which was previously recorded and expensed), (ii) make 18 installment payments to Livneh in the amount of $23,222.22 per month, (iii) reimburse Livneh for all unpaid expenses that Livneh incurred on behalf of the Company during the period of his employment and/or consultancy (from October 1, 2006 through August 11, 2010), (iv) pay Livneh $14,700, which represents the balance of the amounts due to Henvil Corp. Ltd. under a certain bill of sale, dated April 12, 2010, (v) transfer to Livneh the title of a certain automobile, (vi) transfer to Livneh all of the Company’s right and interest in certain Intellectual Property (as defined in the Settlement Agreement) pertaining to the Modular Ergonomic Grip (“MEG”), Modullion, RF Skin Resurfacing, Scannula, Double Jaw Forceps and Tip-On-Tube designs and trade name (collectively, the “Assigned Patents”), (vi) transfer to Livneh certain parts for the MEG device, (vii) grant Livneh an exclusive license to produce, market and sell the Seal-N-Cut device in the People’s Republic of China, (viii) pay to Livneh royalty payments of 3% on the Company’s Net Sales (as defined in the Settlement Agreement) of the Seal-N-Cut device outside the People’s Republic of China, and (ix) pay to Livneh a one-time royalty payment of 5% upon the closing of any sale by the Company of its right or interest in any Intellectual Property pertaining to the Seal-N-Cut device.  To secure the Company’s obligations, we granted Livneh a security interest in all of our rights and interest of the Company in the Seal-N-Cut device, including all Intellectual Property pertaining thereto. Since the loss was quantifiable and known in December 2011, we recognized this settlement loss in 2011 and all payments hereunder were accrued during the fourth quarter.

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

As a result of the Settlement Agreement, we recorded an expense in the fourth quarter of 2011 of approximately $737,000 for the transfer of the MEG and the Modullion intellectual property.  We also accrued expenses in approximate amounts for the transfer of related inventory and molds of $194,000 and an additional $27,000 for other various expenses.

The Settlement Agreement contained no admission of liability or wrongdoing by us, Mr. Andrew Makrides, the Company’s Chief Executive Officer, Mr. Moshe Citronowicz, the Company’s Senior Vice President, Livneh, Henvil or Lican.  Pursuant to the Settlement Agreement, we, along with Mr. Makrides, Mr. Citronowicz, Livneh, Henvil and Lican agreed to dismiss the litigations with prejudice and they fully and finally released all claims known and unknown, foreseen and unforeseen, which they had against each other through the date of the Settlement Agreement.

In July 2012, Steven Livneh and two of his related entities, Henvil Corp. Ltd. and Lican Development Ltd., commenced a new action against the Company, Andrew Makrides, and Moshe Citronowicz, in the United States District Court for the Middle District of Florida (Tampa Division).  The complaint asserts, among other things, that (i) the defendants breached their obligations to the plaintiffs under the Settlement Agreement by allegedly failing to take certain actions that facilitated the plaintiffs’ marketing and sale of the Seal-N-Cut products in the People’s Republic of China (“PRC”), (ii) that defendants tortiously interfered with plaintiffs’ business relationships and expectations in PRC allegedly by, among other things, refusing to provide plaintiffs with an ICON VS generator and (iii) plaintiffs allegedly suffered damages as a result of defendants’ breaches and misrepresentations.  The complaint seeks, among other things, the following: (i) compensatory damages in excess of $10 million, (ii) an order directing Bovie to provide plaintiffs with an ICON VS generator, (iii) an assignment to plaintiffs of all patents identified in the Settlement Agreement, and (iv) rescission of the Settlement Agreement.  We believe the allegations to be frivolous and without merit, and we intend to defend the action vigorously.  On July 24, 2012, the Company filed a motion to dismiss the complaint and to compel arbitration.  The plaintiffs opposed the motion, and the motion was subsequently withdrawn as moot due to the non-availability of the stipulated arbitrator.  Discovery is now underway.

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

In May 2012, the Company and the individual defendants filed a motion to dismiss the plaintiff’s complaint based, in part, upon the plaintiff’s failure to make demand upon the board as required by applicable law. The motion was denied and the parties are proceeding with discovery.  The outcome of this matter is uncertain, no range of potential loss can be estimated and accordingly no effect has given to any loss that may result from the resolution of this matter in the accompanying consolidated financial statements.

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

On April 27, 2012, we filed an Answer and Counterclaims against Mr. Keen alleging violations of the Computer Fraud and Abuse Act, 18 U.S.C. § 1030(a)(5), breaches of fiduciary duties, conversion, and fraud in the inducement.  The counterclaims seek monetary damages, including attorney’s fees, and a declaration that Mr. Keen’s employment agreement is unenforceable as violative of Florida law and public policy.

On May 21, 2012, plaintiff moved to dismiss our second (breach of fiduciary duty), third (breach of fiduciary duty), and fifth (fraud in the inducement) counterclaims.  That motion was denied as moot on July 3, 2012, due to plaintiff’s filing of an Amended Complaint on the same day.

Plaintiff’s Amended Complaint repeats the same allegations as the original filing and also adds Andrew Makrides, the Company’s Chief Executive Officer, as a defendant and asserts additional claims concerning an alleged violation of ERISA and an alleged tortious interference with the plaintiff’s employment contract by Andrew Makrides.

On July 16, 2012, we served our Answer to the Amended Complaint and Counterclaims, which repeated the same counterclaims as our Answer and Counterclaims.  On the same date, we also moved to dismiss the Amended Complaint for failure to state a claim upon which relief can be granted and lack of subject matter jurisdiction.  Plaintiff opposed the motion and also sought to renew his motion to dismiss our Second and Third Counterclaims (breach of fiduciary duty).

On September 27, 2012, the Court granted our motion in part and denied it in part and also denied Keen’s motion in its entirety.  Specifically, the Court dismissed Keen’s Second (breach of covenant of good faith and fair dealing) and Eighth (tortious interference with employment contract) claims for relief.  Because the Eighth claim was the only one asserted against Andrew Makrides, the Company’s Chief Executive Officer, he is no longer a party to the case.

On February 1, 2013, both parties moved for summary judgment on the surviving claims. The Court has not issued a decision on the motions as of the filing of this report.

We believe we have meritorious defenses against Mr. Keen’s claims and are vigorously defending this action. The outcome of this matter is uncertain and accordingly no effect has been given to any loss that may result from the resolution of this matter in the accompanying consolidated financial statements, however the range of potential loss is zero to approximately $600,000, plus possible attorney fees which are not determinable at this time.

In addition to the above, in the normal course of business, we are subject, from time to time, to legal proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of December 31, 2012. These matters could affect the operating results of any one or more quarter when resolved in future periods.

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

In July of 2012, the stockholders approved the 2012 Share Incentive Plan covering a total of 750,000 shares of common stock issuable upon exercise of options to be granted under the plan. At December 31, 2012 approximately 416,500 remain to be issued in this plan.

The status of our stock options and stock awards are summarized as follows:

	Number	Weighted Average
	Of Options	Exercise Price

Outstanding at December 31, 2010	1,948,260	$3.79

Granted	25,000	$2.81
Exercised	(69,000)	$0.57
Cancelled	(371,414)	$3.52
Outstanding at December 31, 2011	1,532,846	$3.99

Granted	379,500	$2.90
Exercised	(28,000)	$0.70
Cancelled	(4,885)	$7.33
Outstanding at December 31, 2012	1,879,461	$3.81

Exercisable at December 31, 2012	1,232,894	$3.73

The following table summarizes information about our options outstanding at December 31, 2012:

		Weighted Average
Exercise Prices	Number Outstanding	Remaining Contractual Life	Options Exercisable

$0.70	7,000	1 year	7,000
$0.75	21,500	1 year	21,500
$1.30	25,000	1 year	25,000
$2.13	125,000	2 years	125,000
$2.25	322,500	3 years	322,500
$2.41	40,000	2 years	40,000
$2.93	35,000	3years	35,000
$2.95	2,500	2 years	2,500
$3.25	331,700	1 years	331,700
$6.93	20,000	4 years	20,000
$7.10	12,125	6 years	10,696
$7.18	50,000	7 years	50,000
$7.33	131,190	7 years	77,809
$7.68	7,500	6 years	5,357
$8.66	97,857	6 years	70,714
$6.60	500	7 years	500
$8.32	68,214	7 years	29,643
$7.85	7,500	7 years	3,214
$6.00	30,000	8 years	-
$7.45	14,286	8 years	14,286
$3.08	10,000	8 years	2,858
$2.46	65,589	8 years	19,759
$1.89	50,000	8 years	14,286
$2.80	10,000	9 years	1,429
$2.81	15,000	9 years	2,143
$2.79	46,000	10 years	-
$2.54	233,500	10 years	-
$3.79	100,000	10 years	-

	1,879,461		1,232,894

The number and weighted average grant-date fair values of options non-vested at the beginning and end of 2012, as well as options granted, vested and forfeited during the year was as follows:

	Number Of Options	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2012	337,734	$2.12
Granted in 2012	379,500	$1.03
Vested in 2012	(65,782)	$2.50
Forfeited in 2012	(4,885)	$2.82

Non-vested at December 31, 2012	646,567	$1.43

Common shares required to be issued upon the exercise of stock options and warrants would be issued from our authorized and unissued shares.

The grant date fair value of options granted in 2012 was estimated on the grant date using a binomial lattice option-pricing model and the following assumptions: expected volatility of 41-43%, expected term of 5 years, risk-free interest rate of 0.4%, and expected dividend yield of 0%.

The grant date fair value of options granted in 2011 was estimated on the grant date using a binomial lattice option-pricing model and the following assumptions: expected volatility of 41-42%, expected term of 7 years, risk-free interest rate of 1.8-2.6%, and expected dividend yield of 0%.

The grant date fair value of options granted in 2010 was estimated on the grant date using a binomial lattice option-pricing model and the following assumptions: expected volatility of 42-43%, expected term of 7 years, risk-free interest rate of 1.1-2.27%, and expected dividend yield of 0%.

Expected volatility is based on a weighted average of the historical volatility of the Company's stock and peer company volatility. The weighting percentages relative to our stock and the peer group was adjusted in 2010 to a 50%/50% weighting. We believe that due to our relatively low trading volume, we cannot calculate a true measurement of our volatility using just our price history alone. Therefore, we include in our calculation a peer group volatility factor. Previous to 2010 we used a weighting of 75% to 25% in favor of the peer group as our price history contained large erratic price swings that were not indicative of our true volatility. Our peer group has remained relatively the same throughout our calculations year over year. The average expected life was calculated using the simplified method as we believe we do not have sufficient history. The risk-free rate is based on the rate of U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the options. The Company uses historical data to estimate pre-vesting forfeiture rates.

As of December 31, 2012, the aggregate intrinsic value of all stock options outstanding and expected to vest was approximately $194,000 and the aggregate intrinsic value of currently exercisable stock options was approximately $175,000.  The intrinsic value of each option share is the difference between the fair market value of our common stock and the exercise price of such option share to the extent it is “in-the-money”.  Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day.  The intrinsic value calculation is based on the $2.42 closing stock price of our common stock on December 31, 2012, the last trading day of 2012.  The total number of in-the-money options outstanding and exercisable as of December 31, 2012 was approximately 555,000.

The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was approximately $58,000, $157,000 and $198,000, respectively.  Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option holder to exercise the options.  The total cash proceeds received from the exercise of stock options was approximately zero, zero and $9,000 for the years ended December 31, 2012, 2011and 2010, respectively.

The total fair value of options granted during the years ended December 31, 2012, 2011 and 2010 was approximately $390,000, $33,000 and $496,000, respectively. The total fair value of option shares vested during the years ended December 31, 2012, 2011, and 2010 was approximately $164,000, $248,000 and $121,000, respectively.

During the year ended December 31, 2012, we issued 20,814 common shares in exchange for 28,000 employee and non-employee stock options and 7,186 common shares (via a stock swap). Net proceeds from the issuance of common shares along with the shares received in the stock swap exercises were zero for the year ended December 31, 2012.

Stock compensation cost recognized for the years ended December 31, 2012, 2011 and 2010 was approximately $161,000, $132,000 and $163,000, respectively. As of December 31, 2012, there was approximately $608,500 of total unrecognized stock-based compensation cost, related to unvested stock options granted under the Amended Plan.  This cost is expected to be recognized over a weighted-average period of approximately 5 years.

Allocation of stock based compensation expense for the fiscal years ended December 31, 2012, 2011 and 2010 was as follows (in thousands):

	2012	2011	2010

Cost of sales	$16	$16	$16
Research and development	37	11	33
Salaries and related costs	108	105	114

Total	$161	$132	$163

NOTE 15.	GEOGRAPHIC AND SEGMENT INFORMATION

In 2010, we had two reportable business segments, our main operations, Bovie Medical Corporation located in the United States and Bovie Canada ulc, our Canada operations located in Windsor, Canada. During 2010 we closed the Canadian facility and consolidated the operations to the parent company located in Clearwater, Florida therefore the 2010 amounts represent only a partial year for Bovie Canada ulc. Because Bovie Canada ulc operations represented a loss greater than 10% of our consolidated net income (on an absolute value basis) we are required to report certain information broken out by segment in the table listed below for the year ended December 31, 2010 (in thousands).

	Bovie Medical Corp	Bovie Canada
	2010	2010

Sales, net	$24,189	$41
Gross profit	$10,088	$(100)
Operating expenses	$12,499	$241
Net income (loss)	$(1,194)	$(341)

While international sales in 2012, 2011 and 2010 were 17.7%, 21% and 21% of sales, respectively, substantially all of these sales are denominated in U.S. dollars.

NOTE 16.	SELECTED QUARTERLY INFORMATION (UNAUDITED)

The following table sets forth certain unaudited quarterly data for each of the four quarters in the years ended December 31, 2012, and 2011, respectively. The data has been derived from the Company's unaudited consolidated financial statements that, in management's opinion, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information when read in conjunction with the Consolidated Financial Statements and Notes thereto.  The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

	First	Second	Third	Fourth
Year ended December 31, 2012	Quarter	Quarter	Quarter	Quarter
Total revenue	$6,733	$7,440	$6,671	$6,827
Gross profit	$2,796	$2,856	$2,894	$2,787
Net income (loss) (3)	$187	$152	$(7)	$285
Diluted earnings (loss) per share (1)	$0.01	$0.01	$--	$0.02
Year ended December 31, 2011
Total revenue	$6,156	$6,841	$6,256	$6,158
Gross profit	$2,433	$3,045	$2,606	$2,647
Net income (loss) (2)	$492	$429	$63	$(875)
Diluted earnings per share (1)	$0.03	$0.02	$0.00	$(0.05)

(1)	Quarterly income (loss) per share may not equal the annual reported amounts due to period roundings.
(2)	Fourth quarter loss was mainly the result of recognizing a legal settlement loss.
(3)	Fourth quarter gain was mainly the result of recognizing a gain on fair value of warrants and an increase in our deferred tax asset.

NOTE 17.	OTHER SUBSEQUENT EVENT

On March 14, 2013, we entered into amended and restated employment agreements (collectively, the “Amended and Restated Employment Agreements”) with Andrew Makrides, our Chief Executive Officer, J. Robert Saron, our President and Chief Sales and Marketing Officer, and Moshe Citronowicz, our Senior Vice President. The Amended And Restated Employment Agreements provide for initial Base Salaries of $215,515, $305,184 and $204,777 for each of Messers Makrides, Saron and Citronowicz, respectively, and provide for salary increases and annual bonuses as it may, in sole and exclusive discretion of the Compensation Committee of the Board of Directors. The Amended and Restated Employment Agreements provide for customary vacation, medical, dental and life insurance benefits as well as reimbursement of certain business expenses. All three agreements have a term beginning on March 14, 2013 and concluding on December 31, 2015 and shall be automatically extended for additional one year terms, unless we provide the executive with written notice of termination within nine months of the expiration of the current term then in effect. In the event of a change of control of the Company or the termination of any one of the three executives without cause (as these terms are defined in each of the Amended and Restated Employment Agreements), we are obligated to pay a lump sum severance equal to three (3) times that terminated executive’s then Base Salary, as well as any other sums which may be due up to the date of such termination. For additional information related to this event see our Form 8-K filed with the Securities and Exchange Commission on March 20, 2013.

EXHIBIT INDEX

3.1	Articles of Incorporation of the Registrant (Incorporated by reference to the Registrant's report on Form 10-K/A filed March 31, 2011)
3.2	Bylaws of the Registrant (Incorporated by reference to the Registrant's report on Form 10-K/A filed March 31, 2011)
4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 filed November 24, 2004)
10.1	2001 Statutory and Non-Statutory Stock Option Plan (Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed July 16, 2001)
10.2	2003 Key Services Stock Option Plan (Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed May 12, 2006)
10.3	Employment Agreement dated June 18, 2007 between Bovie Medical Corporation and Gary Pickett (Incorporated by reference to the Registrant’s report on Form 10-K/A filed November 30, 2009)
10.4
Loan Agreement between Pinellas County Industrial Development Authority and Bovie Medical Corporation dated as of November 1, 2008 (Incorporated by reference to the Registrant’s report on Form 8-K/A filed May 12, 2009)

10.5
Memorandum of Agreement between Pinellas County Industrial Development Authority & Bovie Medical Corporation dated November 13, 2008 (Incorporated by reference to the Registrant’s report on Form 8-K/A filed May 12, 2009)

10.6
Securities Purchase Agreement, dated April 18, 2010, by and among Bovie Medical Corporation and the investors listed on the Schedule of Buyers attached thereto (Incorporated by reference to the Registrant’s report on Form 8-K filed April 20, 2010)

10.7
Form of Registration Rights Agreement by and among Bovie Medical Corporation and the investors listed on the signature pages thereto (Incorporated by reference to the Registrant’s report on Form 8-K filed April 20, 2010)

10.8	Form of Warrant issued to the Buyers under the Securities Purchase Agreement (Incorporated by reference to the Registrant’s report on Form 8-K filed April 20, 2010)
10.9	Form of Warrant issued to Rodman & Renshaw, LLC and Gilford Securities Inc. (Incorporated by reference to the Registrant’s report on Form 8-K filed April 20, 2010)
10.10
First Amendment to Loan Agreement, dated October 31, 2011, by and between the Company and Pinellas County Industrial Development Authority (Incorporated by reference to the Registrant’s report on Form 10-K filed March 29, 2012)

10.11	Credit Agreement dated October 31, 2011, by and between the Company and PNC Bank, National Association (Incorporated by reference to the Registrant’s report on Form 10-K filed March 29, 2012)
10.12	Revolving Loan Agreement, dated October 31, 2011, by and between the Company and PNC Bank, National Association (Incorporated by reference to the Registrant’s report on Form 10-K filed March 29, 2012)
10.13
Non-Revolving Equipment Line of Credit Note, dated October 31, 2011, by and between the Company and PNC Bank, National Association (Incorporated by reference to the Registrant’s report on Form 10-K filed March 29, 2012)

10.14
Revolving Line of Credit Note, dated October 31, 2011, by and between the Company and PNC Bank, National Association (Incorporated by reference to the Registrant’s report on Form 10-K filed March 29, 2012)

10.15
Equipment Line Loan Agreement, dated October 31, 2011, by and between the Company and PNC Bank, National Association (Incorporated by reference to the Registrant’s report on Form 10-K filed March 29, 2012)

10.16
Security Agreement (Revolving Loan), dated October 31, 2011, by and between the Company and PNC Bank, National Association (Incorporated by reference to the Registrant’s report on Form 10-K filed March 29, 2012)

10.17
Security Agreement (Equipment Loan), dated October 31, 2011, by and between the Company and PNC Bank, National Association (Incorporated by reference to the Registrant’s report on Form 10-K filed March 29, 2012)

10.18
Security Agreement (Bond Swap), dated October 31, 2011, by and between the Company and PNC Bank, National Association (Incorporated by reference to the Registrant’s report on Form 10-K filed March 29, 2012)

10.19
Mortgage and security Agreement, dated October 31, 2011, by and between the Company and New York Mellon Trust Company, N.A. (Incorporated by reference to the Registrant’s report on Form 10-K filed March 29, 2012)

10.20
Assignment of Rents, Leases and Profits, dated October 31, 2011, by and between the Company and New York Mellon Trust Company, N.A. (Incorporated by reference to the Registrant’s report on Form 10-K filed March 29, 2012)

10.21
Environmental Indemnity Agreement, dated October 31, 2011, by and between the Company and New York Mellon Trust Company, N.A. (Incorporated by reference to the Registrant’s report on Form 10-K filed March 29, 2012)

10.22
Confidential Settlement Agreement and Mutual General Release, dated February 22, 2012, by and among the Company, Andrew Makrides, Moshe Citronowicz, Steve Livneh, Henvil Corp. Ltd. and Lican Developments Ltd. (Incorporated by reference to the Registrant’s report on Form 8-K filed February 28, 2012)

10.23
Third Amendment to Loan Documents, dated October 18, 2012, by and between the Company and PNC Bank, National Association (Incorporated by reference to the Registrant’s report on Form 8-K filed October 26, 2012)

10.24
Second Amendment to Credit Documents, dated October 18, 2012, between the Company and PNC Bank, National Association (Incorporated by reference to the Registrant’s report on Form 8-K filed October 26, 2012)

10.25	2012 Share Incentive Plan (Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A filed May 22, 2012)
10.26	Employment Agreement dated March 14, 2013 between Bovie Medical Corporation and Andrew Makrides (Incorporated by reference to the Registrant’s report on Form 8-K filed March 20, 2013)
10.27	Employment Agreement effective March 14, 2013 between Bovie Medical Corporation and J. Robert Saron (Incorporated by reference to the Registrant’s report on Form 8-K filed March 20, 2013)
10.28	Employment Agreement effective March 14, 2013 between Bovie Medical Corporation and Moshe Citronowicz (Incorporated by reference to the Registrant’s report on Form 8-K filed March 20, 2013)
14.1	Bovie Medical Corporation Code of Ethics (Incorporated by reference to the Registrant's report on Form 10-K/A filed March 31, 2011)
21.1	List of Subsidiaries*
* Filed herewith

Exhibit 31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.