Form 10-Q
period 2013-03-31
BOVIE MEDICAL CORP
filed 2013-05-15
CIK 719135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

The number of shares of the registrant's common stock $.001 par value outstanding as of May 1, 2013 was 17,809,677.

BOVIE MEDICAL CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2013

Index

PART I. FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2013 AND DECEMBER 31, 2012
(in thousands)

Assets

	March 31, 2013	December 31, 2012
	(Unaudited)
Current assets:

Cash and cash equivalents	$3,762	$4,162
Trade accounts receivable, net	1,926	2,874
Inventories, net	8,537	7,984
Prepaid expenses and other current assets	1,118	951

Total current assets	15,343	15,971

Property and equipment, net	7,172	7,229
Brand name and trademark	1,510	1,510
Purchased technology, net	642	664
License rights, net	--	--
Deferred income tax asset, net	2,148	1,799
Other assets	1,263	1,010

Total assets	$28,078	$28,183

The accompanying notes are an integral part of the consolidated financial statements.

Index

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2013 AND DECEMBER 31, 2012
(CONTINUED) (in thousands)

Liabilities and Stockholders' Equity

	March 31, 2013	December 31, 2012
Current liabilities:	(Unaudited)

Accounts payable	$885	$803
Accrued payroll	101	118
Accrued vacation	208	186
Current portion of mortgage note payable to bank	140	138
Current portion of settlement	163	232
Accrued and other liabilities	663	445

Total current liabilities	2,160	1,922

Bonds payable, net of current portion	3,245	3,281
Derivative liabilities	119	85

Total liabilities	5,524	5,288

Commitments and Contingencies (see Note 10)

Stockholders' equity:

Preferred stock, par value $.001; 10,000,000 shares authorized; none issued or outstanding
Common stock, par value $.001 par value; 40,000,000 shares authorized; 17,809,677 and 17,781,538 issued and 17,666,598 and 17,638,459 outstanding on March 31, 2013 and December 31, 2012, respectively	18	18
Additional paid-in capital	25,585	25,517
Deficit	(3,049)	(2,640)

Total stockholders' equity	22,554	22,895

Total liabilities and stockholders' equity	$28,078	$28,183

The accompanying notes are an integral part of the consolidated financial statements.

Index

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED) (in thousands except per share data)

	Three Months Ended March 31,
	2013		2012
Sales		$5,696	$6,733
Cost of sales		3,545	3,937

Gross profit		2,151	2,796

Other costs and expenses:
Research and development		333	298
Professional services		453	295
Salaries and related costs		818	782
Selling, general and administrative		1,212	1,025

Total other costs and expenses		2,816	2,400

Income (loss) from operations		(665)	396

Change in fair value of liabilities, net		(34)	(17)
Interest expense, net		(55)	(58)

Income (loss) before income taxes		(754)	321

Benefit (provision) for income taxes, net		345	(134)

Net income (loss)		$(409)	$187

Earnings (loss) per share
Basic	$	$(0.02)	$$0.01
Diluted	$	$(0.02)	$$0.01

Weighted average number of shares outstanding- basic		17,650	17,622

Weighted average number of shares outstanding – dilutive		17,650	17,791

The accompanying notes are an integral part of the consolidated financial statements.

Index

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2012 AND THE PERIOD ENDED MARCH 31, 2013
(in thousands)

	Common Stock		Additional Paid-in
	Shares	Par Value	Capital	Deficit	Total

January 1, 2012	17,618	$18	$25,356	$(3,257)	$22,117

Options exercised	28	–	20	–	20

Stock based compensation	–	–	161	–	161

Stock swap to acquire options	(7)	–	(20)	–	(20)

Net income	–	–	–	617	617

December 31, 2012	17,639	18	25,517	(2,640)	22,895

Options exercised	30	–	23	–	23

Stock based compensation	–	–	50	–	50

Stock swap to acquire options	(2)	–	(5)	–	(5)

Net loss	–	–	–	(409)	(409)

March 31, 2013 (unaudited)	17,667	$18	$25,585	$(3,049)	$22,554

The accompanying notes are an integral part of the consolidated financial statements.

Index

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED) (in thousands)

	2013	2012
Cash flows from operating activities
Net income (loss)	$(409)	$187
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	212	224
Recovery of inventory obsolescence	(2)	(28)
Loss on disposal of property and equipment, net	(1)	--
Stock based compensation	50	32
Change in fair value of liabilities	34	17
Provision (benefit) for deferred taxes	(349)	130
Changes in current assets and liabilities:
Trade receivables	948	(349)
Prepaid expenses	(167)	(411)
Inventories	(551)	165
Deposits and other assets	(254)	4
Accounts payable	82	(364)
Accrued and other liabilities	154	(93)
Net cash used in operating activities	(253)	(486)

Cash flows from investing activities
Purchases of property and equipment	(131)	(243)
Net cash used in investing activities	(131)	(243)

Cash flows from financing activities
Proceeds from stock options exercised	18	--
Repayments of long-term bond debt	(34)	(32)
Net cash used in financing activities	(16)	(32)

Net change in cash and cash equivalents	(400)	(761)

Cash and cash equivalents, beginning of period	4,162	4,880

Cash and cash equivalents, end of period	$3,762	$4,119

Cash paid during the three months ended March 31, 2013 and 2012 for:

Interest	$55	$58
Income taxes	$--	$--

The accompanying notes are an integral part of the consolidated financial statements.

Index

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 1.	BASIS OF PRESENTATION

Unless the context otherwise indicates, the terms “we,” “our,” “us,” “Bovie,” and similar terms refer to Bovie Medical Corporation and its consolidated subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared based upon SEC rules that permit reduced disclosure for interim periods.  For a more complete discussion of significant accounting policies and certain other information, please refer to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.  These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown, including normal recurring accruals and other items.  The results for the interim periods are not necessarily indicative of results for the full year.

Certain amounts in the March 31, 2012 and December 31, 2012 financial statements may have been reclassified to conform to the presentation in the March 31, 2013 financial statements.

NOTE 2.	INVENTORIES

Inventories are stated at the lower of cost or market.  Cost is determined principally on the average cost method.  Inventories at March 31, 2013 and December 31, 2012 were as follows (in thousands):

	March 31, 2013	December 31, 2012

Raw materials	$5,554	$5,133
Work in process	1,201	1,294
Finished goods	2,238	2,016
Gross inventories	8,993	8,443
Less: reserve for obsolescence	(456)	(459)

Net inventories	$8,537	$7,984

NOTE 3.	INTANGIBLE ASSETS

At March 31, 2013 and December 31, 2012 intangible assets consisted of the following (in thousands):

	March 31, 2013	December 31, 2012

Trade name (life indefinite)	$1,510	$1,510

Purchased technology (9-17 yr life)	$1,441	$1,441
Less: accumulated amortization	(799)	(777)

Net carrying amount	$642	$664

License rights (5 yr life)	$316	$316
Less accumulated amortization	(316)	(316)
Net carrying amount	$--	$--

Index

Amortization of intangibles, which is included in depreciation and amortization in the accompanying statements of cash flows, was approximately $22,000 and $38,000 during the respective three month periods ended March 31, 2013 and 2012.

NOTE 4.	NEW ACCOUNTING PRONOUNCEMENTS

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

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other, an update that amends the accounting guidance on goodwill impairment testing. The amendments in this accounting standard update are intended to reduce complexity and costs by allowing an entity the option to first assess qualitative factors in its evaluation about the likelihood of goodwill impairment to determine whether it is necessary to perform the two-step quantitative goodwill impairment test of a reporting unit. In addition the amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. On January 1, 2012, ASU No. 2011-08 became effective. This update did not have a material impact on our consolidated financial statements.

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

In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This update simplifies the guidance for testing the impairment of indefinite-lived intangible assets other than goodwill. The amendments in ASU 2012-02 allow an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. The amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We adopted the revised accounting guidance effective October 1, 2012. Its adoption did have a material impact on our financial statements.

In January 2013, the FASB issued ASU 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities." ASU 2013-01 clarifies the scope of ASU 2011-11 to apply to derivative instruments that are offset or subject to an enforceable master netting arrangement or similar agreement. This clarified guidance is effective for annual reporting periods beginning on or after January 1, 2013 and subsequent interim periods. The revised requirements of ASU 2013-01 did not have a material impact on our financial statements.

We have reviewed all other recently issued standards and have determined they will not have a material impact on our consolidated financial statements, or do not apply to our operations.

NOTE 5.	FAIR VALUE MEASUREMENTS

Certain assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2013 are measured in accordance with FASB ASC Topic 820-10-05, Fair Value Measurements.  FASB ASC Topic 820-10-05 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements.

The statement requires fair value measurement be classified and disclosed in one of the following three categories:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Index

Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

 The following table summarizes our financial instruments measured at fair value as of March 31, 2013 (in thousands):

	March 31, 2013 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents – United States	$3,762	$3,762	$–	$–

Liabilities:
Warrant liability (1)	$119	$–	$–	$119

The following table summarizes our financial instruments measured at fair value as of December 31, 2012 (in thousands):

	December 31, 2012 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents – United States	$4,162	$4,162	$–	$–

Liabilities:
Warrant liability (1)	$85	$–	$–	$85

(1)	Refer to Warrants and Stockholders’ Equity (Note 6) for valuation assumptions.

Activity in our Level 3 liabilities was as follows (in thousands):

Description	March 31, 2013	December 31, 2012

Beginning balance	$85	$105
Purchases, issuances, and settlements (Note 6)	--	--
Total loss (gain) included in earnings (2)	34	(20)

Ending Balance	$119	$85

(2)	Gains and losses for the periods related to the revaluation of equity based liabilities. These gains or losses are included in our consolidated statements of operations.

NOTE 6.	WARRANTS AND STOCKHOLDERS’ EQUITY

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

Index

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

The warrants are valued using a binomial lattice valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in this model at inception and as of March 31, 2013 included an expected remaining life of 2 years, an expected dividend yield of zero, estimated volatility range between 40% - 43%, and risk-free rates of return range between  0.31% - 0.40%. For the risk-free rates of return, we use the published yields on zero-coupon Treasury Securities with maturities consistent with the remaining term of the warrants and volatility is based on a weighted average of the historical volatility of our stock price and peer company stock price volatility. We also take into consideration a probability assumption for anti-dilution.

NOTE 7.	EARNINGS PER SHARE (in thousands, except EPS)

We compute basic earnings per share (“basic EPS”) by dividing net income by the weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding (primarily stock options).  The following table provides the computation of basic and diluted earnings per share for the three month periods ending March 31, 2013 and 2012.

	Three Months Ended March 31,
(in thousands, except EPS)	2013	2012

Net income (loss)	$(409)	$187

Basic weighted average shares outstanding	17,650	17,622
Effect of potential dilutive securities	--	169
Diluted weighted average shares outstanding	17,650	17,791

Basic EPS	$(0.02)	$0.01

Diluted EPS	$(0.02)	$0.01

For the three months ended March 31, 2013 and 2012, options and warrants to purchase approximately 900,000 and 800,000 shares of common stock respectively, were excluded from the computation of diluted earnings per share because their effects were anti-dilutive.

NOTE 8.	STOCK-BASED COMPENSATION

Under our stock option plan, our board of directors may grant options to purchase common shares to our key employees, officers, directors and consultants.  We account for stock options in accordance with FASB ASC Topic 718, Compensation – Stock Compensation, with option expense amortized over the vesting period based on the binomial lattice option-pricing model fair value on the grant date, which includes a number of estimates that affect the amount of our expense. During the three months ended March 31, 2013, we expensed approximately $50,000 in stock-based compensation.

Index

Activity in our stock options during the period ended March 31, 2013 was as follows:

	Number Of Options (in thousands)	Weighted Average Exercise Price

Outstanding at December 31, 2012	1,879	$3.81

Granted	60	$5.42
Exercised	(30)	$0.77
Cancelled	--	$--

Outstanding at March 31, 2013	1,909	$3.90

The grant date fair value of options granted during the first three months of 2013 were estimated on the grant date using a binomial lattice option-pricing model and the following assumptions: expected volatility of 43%, expected term of between 3-5 years, risk-free interest rate of 0.4%, and expected dividend yield of 0%.

Expected volatility is based on a weighted average of the historical volatility of the Company's stock and peer company volatility. We use a peer group that has openly traded stock options on the options market which provides a more accurate gauge of industry volatility. The weighting percentages relative to our stock and the peer group is a 50%/50% weighting. Our peer group has remained relatively the same throughout our calculations year over year, and a peer is only replaced with a similar peer company if it is removed from the public stock exchanges or no longer has significantly traded volume on the open stock options market. The risk-free rate is based on the rate of U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the options. The Company uses historical data to estimate pre-vesting forfeiture rates.

During the three months ended March 31, 2013, we issued 28,139 common shares in exchange for 30,000 non-employee stock options and 1,861 common shares (via a stock swap). Net proceeds from the issuance of common shares along with the shares received in the stock swap exercises were $18,075 for the three month period ended March 31, 2013.

NOTE 9.	INCOME TAXES

While we are subject to U.S. federal income tax as well as income tax of certain state jurisdictions, during the three months ended March 31, 2013, our current provision was zero because the net effect of our permanent and temporary differences resulted in us recognizing a loss for tax purposes. However, for the three month period ended March 31, 2013, permanent differences related to fair value adjustments resulted in us recognizing a gain for tax purposes and our current provision was approximately $96,000. At March 31, 2013, we have remaining net operating loss carryforwards and other net deferred income tax assets of approximately $4.6 million to reduce future taxable income.  Our effective tax rate of (45.8%) for the three months ended March 31, 2013 differed from the statuatory tax rates primarily because we recognized certain losses from the fair value adjustments for financial statement purposes that are not expected to reverse (i.e. permanent differences).

NOTE 10.	COMMITMENTS AND CONTINGENCIES

We are obligated under various operating leases for our facilities and certain equipment, most notably a lease for a manufacturing and warehouse facility in St. Petersburg, Florida that requires monthly payments of approximately $13,000 and expires on October 31, 2013.  The following is a schedule of approximate future minimum lease payments under operating leases having remaining terms in excess of one year as of March 31, 2013 for the calendar years ended December 31, 2013 and 2014. (in thousands):

2013	$171
2014	12

Total	$183

Index

Rent expense approximated $45,000 for the three month periods ending March 31, 2013 and 2012.

We have a manufacturing agreement with our Bulgarian supplier which provides for certain contingent payments on our part if we terminate our arrangement prior to July 1, 2014. The table below reflects our approximate contingent liability for the calendar years ended December 31, 2013, and 2014 (in thousands):

2013	$96
2014	73

Total	$169

Other future contractual obligations for agreements with initial terms greater than one year and agreements to purchase materials in the normal course of business are summarized as follows (in thousands):

Description	Years Ending December 31,
	2013	2014	2015	2016	2017	2018
Employment agreements	724	786	725	-	-	-
Purchase commitments	2,574	858	-	-	-	-
Consulting contracts	54	72	-	-	-	-
Long-term debt	103	146	154	164	172	2,646
Total	$3,455	$1,862	$879	$164	$172	$2,646

Livneh/Lican Development Settlement Agreement and Related Litigation

In July 2012, Steven Livneh and two of his related entities, Henvil Corp. Ltd. and Lican Development Ltd., commenced a new action against us, Andrew Makrides, and Moshe Citronowicz, in the United States District Court for the Middle District of Florida (Tampa Division).  The complaint asserts, among other things, that (i) the defendants breached their obligations to the plaintiffs under a Settlement Agreement dated February 22, 2012, and effective as of December 28, 2011, the terms of which have been disclosed in our previous filings, by allegedly failing to take certain actions that facilitated the plaintiffs’ marketing and sale of the Seal-N-Cut products in the People’s Republic of China (“PRC”), (ii) that defendants tortiously interfered with plaintiffs’ business relationships and expectations in PRC allegedly by, among other things, refusing to provide plaintiffs with an ICON VS generator and (iii) plaintiffs allegedly suffered damages as a result of defendants’ breaches and misrepresentations.  The complaint seeks, among other things, the following: (i) compensatory damages in excess of $10 million, (ii) an order directing Bovie to provide plaintiffs with an ICON VS generator, (iii) an assignment to plaintiffs of all patents identified in the Settlement Agreement, and (iv) rescission of the Settlement Agreement.  We believe the allegations to be frivolous and without merit, and we intend to defend the action vigorously.  On July 24, 2012, we filed a motion to dismiss the complaint and to compel arbitration.  The plaintiffs opposed the motion, and the motion was subsequently withdrawn as moot due to the non-availability of the stipulated arbitrator.  Pursuant to the Case Management and Scheduling Order entered by the Court at the outset of the case, the deadline to complete factual discovery expired on April 19, 2013, however, we filed a motion to extend the deadline to complete additional discovery. The motion is presently subjudice.

The outcome of this matter is uncertain, no range of potential loss can be estimated and accordingly no effect has been given to any loss that may result from the resolution of this matter in the accompanying consolidated financial statements.

Index

Stockholder Derivative Action

As previously reported, in September 2011, we were served in a purported stockholder derivative action that was filed in the United States District Court for the Middle District of Florida against the Company and certain of its present and former officers and directors. The complaint asserts, among other things, breach of fiduciary duties and bad faith in relation to the management of our business. The complaint seeks, among other things, unspecified compensatory damages and various forms of equitable relief. The allegations in the derivative action appear to be based largely on the January 10, 2011 Livneh counterclaim described above.

On March 29, 2012, plaintiffs amended their complaint to remove one of the plaintiffs and replace it with another. The amended complaint asserts essentially the same allegations as the original filing. We believe the allegations to be frivolous and without merit and we intend to defend the action vigorously. We are investigating whether there is a collusive connection between the derivative action and the previously settled lawsuit with Livneh. In May 2012, we, together with the individual defendants filed a motion to dismiss the plaintiff’s complaint based, in part, upon the plaintiff’s failure to make demand upon the board as required by applicable law. The motion was denied and the parties are proceeding with discovery.  The outcome of this matter is uncertain, no range of potential loss can be estimated and accordingly no effect has given to any loss that may result from the resolution of this matter in the accompanying consolidated financial statements.

Keen Action

In February 2012, Leonard Keen our former Vice President and General Counsel, commenced an action against us in United States District Court for the Middle District of Florida, related to his termination on December 9, 2011 and associated employment contract. Mr. Keen demands amounts outlined under his employment contract which provided for the payment of a base annual salary of not less than $187,500 as well as certain other payments and benefits. The employment agreement also provided for the payment, under certain circumstances, of a lump sum severance payment equal to three times base compensation plus certain other payments and benefits as set forth in the employment agreement under severance payment. Mr. Keen also asserts a claim concerning an alleged violation of Florida’s “Whistle Blower’s Act” and seeks specific performance of certain indemnification rights under his employment agreement.

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

On July 3, 2012, plaintiff filed an Amended Complaint which repeats the same allegations as the original filing and also added Andrew Makrides, our Chief Executive Officer, as a defendant and asserts additional claims concerning an alleged violation of ERISA and an alleged tortious interference with the plaintiff’s employment contract by Andrew Makrides.

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

On September 27, 2012, the Court granted our motion in part and denied it in part and also denied Keen’s motion in its entirety.  Specifically, the Court dismissed Keen’s Second (breach of covenant of good faith and fair dealing) and Eighth (tortious interference with employment contract) claims for relief.  Because the Eighth claim was the only one asserted against Andrew Makrides, our Chief Executive Officer, he is no longer a party to the case.

On May 7, 2013, the Court issued its Order on the parties’ respective summary judgment motions.  On Keen’s first count (breach of contract), the Court denied our motion to invalidate Keen’s employment agreement on the grounds that it violates public policy and that Keen failed to comply with conditions precedent to his right to severance and granted Keen partial summary judgment by determining that Keen’s termination was “without cause.”  The Court also denied our motion with respect to Keen’s third claim (unpaid wages).  The Court granted our motion for judgment as a matter of law as to Keen’s fourth (violation of Florida’s Whistleblower Act) and seventh (violation of ERISA) claims.

Index

The Court denied in part and granted in part Keen’s motion with respect to our first counterclaim (violation of the Computer Fraud and Abuse Act, 18 U.S.C. § 1030(a)(5)).  The Court granted Keen’s motion with respect to our allegation that Keen violated 18 U.S.C. § 1030(a)(5)(B) and (C), but denied Keen’s motion concerning his alleged violation of 18 U.S.C. § 1030(a)(5)(A).  The Court concluded that Keen’s testimony wherein he admitted that he used a program to wipe clean the hard drive of a Company-owned computer constitutes damage within the meaning of 18 U.S.C. § 1030(a)(5)(A).  The Court denied summary judgment to either party with respect to our second (breach of fiduciary duty concerning negotiation and drafting of employment agreement) and third (breach of fiduciary duty relating to Keen’s deletion of materials from a Company-owned computer) counterclaims, finding issues of fact requiring a trial.  The Court denied Keen’s motion with respect to our fourth (conversion), fifth (fraud in the inducement), and seventh (attorney’s fees) counterclaims.  The Court granted Keen’s motion as to our sixth counterclaim which sought a declaration that Keen’s employment agreement was unenforceable as violative of public policy.

Trial of the remaining claims and counterclaims is scheduled in the month of June 2013.

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

In addition to the above, in the normal course of business, we are subject, from time to time, to legal proceedings. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of March 31, 2013. These matters could affect the operating results of any one or more quarters when resolved in future periods.

We expense costs of litigation related to contingencies in the periods in which the costs are incurred.

NOTE 11.	RELATED PARTY TRANSACTIONS

A relative of Moshe Citronowicz, Bovie’s Senior Vice President, is considered a related party. Arik Zoran, who is the brother of Moshe Citronowicz, is a principal of arLogic, Inc., a consulting firm providing engineering services to us. Our agreement with arLogic, Inc. provides for a monthly retainer for engineering support for our existing generator product line and a separate hourly based fee structure for additional consulting services related to new product lines. During March 2013, we amended our consulting services agreement with arLogic, Inc. and extended the contract term until December 31, 2014. The amendment also provided for an automatic one year renewal provision unless either party gives written notice to terminate at least one year prior to expiration. AR Logic was paid consulting fees of approximately $62,600 and $52,000 during the three months ended March 31, 2013 and 2012, respectively.

The table below reflects our approximate minimum retainer liability for the calendar years ended December 31, 2013, and 2014 (in thousands):

2013	$54
2014	72

Total	$126

A second relative of Mr. Citronowicz is considered a related party. Yechiel Tsitrinovich is also a brother of Mr. Citronowicz, and acts as a consultant to the Company related to research and development of certain products. Mr. Tsitrinovich has a royalty contract with us related to the creation and design of a proprietary technology that is used in some of our generators. Mr. Tsitrinovich was paid a combination of consulting fees and royalties on previous product designs approximating $15,000 and $15,600 for the three months ended March 31, 2013 and 2012, respectively.

End of financial statements

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Notes Regarding “Forward-Looking” Statements

This report contains statements that we believe to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange act of 1934, as amended.  Forward-looking statements give our current expectations or forecasts of future events.  Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue,” or similar words or the negative thereof.  From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public.  Any or all of our forward-looking statements in this report and in any public statements we make could be materially different from actual results.  They can be affected by assumptions we might make or by known or unknown risks or uncertainties.  Consequently, we cannot guarantee any forward-looking statements.  Investors are cautioned not to place undue reliance on any forward-looking statements.  Investors should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties.  The following factors and those discussed in ITEM 1A, Risk Factors, included in our Annual Report on Form 10-K for the year ended December 31, 2012, may affect the achievement of forward-looking statements:

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

Index

Most of our products currently are marketed through medical distributors, which distribute to more than 6,000 hospitals, and to doctors and other health-care facilities. New distributors are contacted through responses to our advertising in international and domestic medical journals and domestic or international trade shows. International sales represented 20.3% of total revenues for the first three months of 2013, as compared with 16.2% for the first three months of 2012.  Our products are sold in more than 150 countries mainly through local dealers which are coordinated by sales and marketing personnel at the Clearwater, Florida facility.  In addition, for the launch of our new surgical suite product lines, we have established the use of a network of approximately 50 commission-based independent direct sales contractors to market these products. Our business is generally not seasonal in nature.

We are committed to investing in research and development, which is essential to our long-term growth strategy, in an effort to produce innovative new proprietary products. Therefore, we expect to continue to make substantial investments in the development and marketing of our J-Plasma™ technology, which we invested an additional $225,000 during the first quarter of 2013 and have invested approximately $1.8 million since June 2010.  Although we anticipate that these investments will expand our sales and growth in the future, there can be no assurance on the timeframe or if the J-Plasma™ technology will produce any substantial revenue or return on investment.

Business Challenges

 Economic conditions

We experienced a decline in sales for the first quarter of 2013 over the same period in 2012, which we believe was impacted by some anticipated global slowdown by our OEM customers’ products in certain related markets. Historically, our OEM sales tend to be cyclical at times and fluctuate in demand. We are actively pursuing other OEM prospects as well as additional third party products to sell through our established distribution chain, although there can be no assurance that we will be successful. While our J-Plasma™ technology continues to get positive feedback and acceptance as we expand the awareness through increased sales and marketing expenditures, there are challenges and time delays in getting a new innovative technology through hospital approval and purchasing channels.

 Healthcare reform

In March 2010, the Patient Protection and Affordable Care Act was enacted in the United States. This legislation includes a provision that imposes a 2.3% excise tax on the sale of certain medical devices by a manufacturer, producer or importer of such devices in the United States starting after December 31, 2012. In the first quarter of 2013 the new medical device tax reduced our cash balance and increase our selling, general and administrative expenses by approximately $87,000 and we estimate that it will continue to do so annually by between $375,000 and $500,000.

Legal claims
For various reasons we have been subject to extensive litigation costs over the past several years in an effort to protect and defend the Company and our products, which has negatively impacted our cash position as well as our profitability. The timing and prolonged nature of these legal costs are certainly at a disadvantageous time given the above mentioned other challenges and our attempts to expand the launch of our J-Plasma™ technology, however it is necessary that we diligently continue our defenses.

Index

Results of Operations –Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Sales

Sales by Product Line (in thousands)	Three months ended March 31,		Percent change
	2013	2012

Electrosurgical	$3,400	$4,362	(22.1	) %
Cauteries	1,596	1,605	(0.6	) %
Other	700	766	(8.6	) %

Total	$5,696	$6,733	(15.4	) %

Sales by Domestic and International (in thousands)	Three months ended March 31,		Percent change
	2013	2012

Domestic	$4,523	$5,623	(19.6	) %
International	1,173	1,110	5.7%

Total	$5,696	$6,733	(15.4	) %

During the three months ended March 31, 2013, while sales of our cautery product line remained relatively stable, we experienced decreases in sales in our electrosurgical and our other product lines. The largest percentage and sales dollar decrease was in our electrosurgical product line where we experienced an approximate $1.0 million decrease in generator orders from our OEM customers. An increase in sales of our electrodes did offset the generator sales decrease along with a reduction in the amount of customer discounts  available during the quarter of approximately $88,000.  Our other product category sales decreased approximately $66,000 or 8.6% over the same period in 2012. While we still see strong demand for our third party lighting systems, a substantial portion of the decrease in other product sales was the result of delays in shipping the lighting systems of approximately $33,000. Additional decreases in our other products category related to various different products amounting to approximately $38,000, offset by sales of approximately $5,000 in our new J-Plasma product line.

Gross Profit

	Three months ended March 31,		Percentage of sales		Percent change
(in thousands)	2013	2012	2013	2012

Cost of sales	$3,545	$3,937	62.2%	58.5%	(9.9	) %

Gross profit	$2,151	$2,796	37.8%	41.5%	(23.1	) %

Gross profit decreased as a percentage of sales by approximately 3.7% for the period ending March 31, 2013 compared to the same period in 2012.  The decrease in our gross profit percentage was mainly due to lower overall sales coupled with our labor costs remaining similar in dollar amount for the first three months of 2013 as compared to the same period in 2012 for cost of goods sold. We experienced a reduction in material cost of approximately 2% as a percentage of sales.

Index

Research and Development

	Three months ended March 31,		Percentage of sales		Percent change
(in thousands)	2013	2012	2013	2012

Research and development costs	$333	$298	5.8%	4.4%	11.8%

Research and development costs increased approximately $35,000 or 11.8% for the period ending March 31, 2013 compared to the same period in 2012.  As we continue to develop enhancements and complimentary items to our next generation of J-Plasma products we have incurred increased consulting and other costs.

Professional Fees

	Three months ended March 31,		Percentage of sales		Percent change
(in thousands)	2013	2012	2013	2012

Professional services	$453	$295	8.0%	4.4%	53.6%

Our professional fees increased by approximately $154,000 during the three months ended March 31, 2013 compared to the same period in 2012, mainly attributable to increased legal cost related to the ongoing litigations as outlined and described in Item 1: Legal Proceedings.  In addition, we had an increase of approximately $7,000 in compensation expense related to consultants, which was offset by a reduction in accounting and auditing fees of approximately $3,000.

Salaries

	Three months ended March 31,		Percentage of sales		Percent change
(in thousands)	2013	2012	2013	2012

Salaries & related cost	$818	$782	14.4%	11.6%	4.6%

During the three months ended March 31, 2013 compared to the same period in 2012, salary cost increased 4.6% or approximately $36,000. The increase was mainly due to one marketing position and one IT position that were vacant in the first quarter of 2012 but later in 2012 were filled and the costs are present in the three month period ended March 31, 2013.

Index

Selling, General & Administrative Expenses

(in thousands)	Three months ended March 31,		Percentage of sales		Percent change
	2013	2012	2013	2012

SG & A costs	$1,212	$1,025	21.3%	15.2%	18.2%

Selling, general and administrative costs increased approximately $187,000 or 18.2% for the three month period ending March 31, 2013 as compared to the same period in 2012.  Approximately $53,000 of this increase was related to the promotion and marketing of our J-Plasma products for expenses such as travel, commissions, shows and various other marketing costs. The medical supplies excise tax instituted by the Affordable Care Act amounted to approximately $87,000 and was not a cost during the same period in 2012.  Other selling and marketing costs which were attributable to the distribution side of our business also increased by approximately $39,000 for such expenses as commissions, travel, and show costs.  We also experienced increases in our computer related expenses of approximately $25,000 due to increased software needs.  In an effort to become Dash 3 compliant, our regulatory testing increased by approximately $11,000. Lastly, our general liability insurance increased by approximately $13,000.

In addition we did have reductions in expenses of approximately $25,000 in advertising and $16,000 in amortization expense.

Other Income (expense)

	Three months ended March 31,		Percentage of sales				Percent change
(in thousands)	2013	2012	2013		2012

Interest income (expense), net	$(55)	$(58)	(1.0	) %	(0.9	) %	(5.4	) %
Change in fair value of liabilities, net	$(34)	$(17)	(0.6	) %	(0.3	) %	100.0%

As a result of the change in fair value of the warrants associated with the equity issuance in April of 2010, we recorded a non-cash loss of approximately $34,000 for the three months ended March 31, 2013 verses a non-cash loss of approximately $17,000 for the three month period ended March 31, 2012, representing a change of approximately $17,000.  The derivative warrant liability was valued at approximately $85,000 at December 31, 2012 and was valued at approximately $119,000 at March 31, 2013.

Income Taxes

(in thousands)	Three months ended March 31,		Percent of sales				Percent change
	2013	2012	2013		2012
Income before income taxes	$(754)	$321	(12.6	) %		4.8%	(335.3	) %
Benefit (provision) for income taxes	$345	$(134)	6.1%		(2.0	) %	(358.0	) %
Effective tax rate	(45.8%)	41.7%

While we are subject to U.S. federal income tax as well as income tax of certain state jurisdictions, during the three months ended March 31, 2013, our current provisions were zero because the net effect of our permanent and temporary differences resulted in us recognizing losses for tax purposes.  At March 31, 2013, we have remaining net operating loss carry-forwards of approximately $4.6 million to reduce any future taxable income earned in various years through the tax year 2030.  Our effective tax rate of (45.8%) for the three months ended March 31, 2013 was different than the statutory tax rates primarily because we recognized certain temporary and permanent adjustments for financial statement purposes.

Index

Net Income

	Three months ended March 31,		Percent of sales			Percent change
(in thousands)	2013	2012	2013		2012
Net income (loss)	$(409)	$187	(6.6	) %	2.8%	(318.8	) %

Product Development

We have developed most of our products and product improvements internally.  Funds for this development have come primarily from our internal cash flow and equity issuances.  We maintain close working relationships with physicians and medical personnel in hospitals and universities who assist in product research and development.  New and improved products play a critical role in our sales growth.  We continue to emphasize the development of proprietary products and product improvements to complement and expand our existing product lines.  We have a centralized research and development focus in Florida for new product development and product improvements.  Our research, development and engineering units at the manufacturing locations maintain relationships with distribution locations and customers to provide an understanding of changes in the market and product needs.  During the first three months of 2013, we continued to invest in expanding our J-Plasma product line and technology, ICON VS™ and the accompanying vessel sealing technology, and Aaron™ 1450.  We intend to pay the ongoing costs for this development from operating cash flows.

At this time, we do not contemplate any material purchase or acquisition of assets during the next twelve months that our ordinary cash flow and/or credit line would be unable to sustain.

Reliance on Collaborative, Manufacturing and Selling Arrangements

We depend on certain contractual OEM customers for product development.  In these situations, we plan to manufacture the products developed.  The customer has no legal obligation, however, to purchase the developed products.  If the collaborative customer fails to give us purchase orders for the product after development, our future business and value of related assets could be negatively affected.  Furthermore, we can give no assurance that a collaborative customer may give sufficient high priority to our products.  In addition, disagreements or disputes may arise between us and our contractual customers, which could adversely affect production of our products.  We also have two collaborative arrangements with foreign suppliers, one informal and one contractual, in which we request the development of certain items and components, and we purchase them pursuant to purchase orders.  Our purchase orders are never longer than one year and are supported by orders from our customers. We have a manufacturing agreement with our Bulgarian supplier, which as of March 1, 2012, may result in certain contingent liabilities on our part if we terminate our arrangement prior to July 1, 2014 (see Note 10).

Liquidity and Capital Resources

Our working capital at March 31, 2013 decreased by approximately $0.8 million to $13.2 million compared to approximately $14.0 million at December 31, 2012. This decrease was mainly the result of an increase in inventory, prepaids, and fixed asset purchases coupled with a decrease in receivables and increases in payables and accruals. Accounts receivable days of sales outstanding were 29.5 days and 40.2 days at March 31, 2013 and 2012, respectively. The number of days worth of sales in inventory, which is the total inventory available for production divided by the 12 month average cost of materials, increased  93 days to 311 days equating to an inventory turn ratio of 1.3 at March 31, 2013  from 218 days and an inventory turn ratio of 1.4 at December 31, 2012. The higher number of days worth of sales is mainly due to increased inventory purchases related to our new J-plasma line of products during the three month period ended March 31, 2013.

Index

We used cash in operations of approximately $0.3 million for the three months ended March 31, 2013, compared to cash used in operations of approximately $0.5 million for the same period in 2012, a decrease of cash used of approximately $0.2 million.

During the three month period ended March 31, 2013, we used approximately $131,000 for the purchase of property and equipment as compared to purchases amounting to approximately $243,000 for the same period in 2012.

We used cash in financing activities of approximately $16,000 during the first three months of 2013, a decrease of cash used of approximately $16,000 as compared with the same period in 2012. The decrease in cash used resulted primarily from our receipt of funds from individuals related to the exercise of stock options during the three months ended March 31, 2013.

We currently have approximately $3.4 million outstanding under industrial revenue bonds which we previously used for the purchase and renovation of our Clearwater, Florida facility.  These bonds were refinanced in October 2011 through PNC Bank, N.A. The bonds, which are being amortized over a 20-year term, balloon in November 2018 and bear interest at a fixed interest rate of 5.6%.  Scheduled maturities of this indebtedness are approximately $103,000, $146,000, $154,000, $163,000 and $172,000 for 2013, 2014, 2015, 2016 and 2017, respectively and approximately $2.6 million thereafter.

We had approximately $3.8 million in cash and cash equivalents at March 31, 2013. We believe our cash on hand, as well as anticipated cash flows from operations, will be sufficient to meet our operating cash commitments for the next twelve months. Should additional funds be required, we maintain a revolving line of credit with PNC Bank (See below).

We are continuing to make substantial investments in the development and marketing of our J-Plasma™ technology, which may adversely affect our profitability and cash flow in the next 12 to 24 months.  While we believe that these investments may generate additional revenues and profits in the future, there can be no assurance that J-Plasma will be successful or that such future revenues and profitability will be realized. Since June 2010 through March 31, 2013, we have invested approximately $1.7 million in the development and marketing of our J-Plasma™ technology.

On April 18, 2013, we entered into an amendment to our revolving line of credit with PNC Bank which is effective as of March 31, 2013. Pursuant to the amendment we have a $4 million secured revolving line of credit facility with PNC Bank, which at March 31, 2013 had a zero balance. Advances under the $4 million line of credit are due on demand and bear interest at a rate of daily LIBOR plus 2.25% and are secured by a perfected first security interest in our inventory and accounts receivable.

Subsequent available borrowings for this credit facility is subject to a borrowing base utilizing a percentage of eligible receivables, inventories, and any assigned cash along with certain financial ratios. Pursuant to the terms of the Amendment to Credit Documents, we are required, among other things, to maintain a minimum Adjusted EBITDA in at least the following amounts, for the following periods: (a) ($525,000) for the three months including March 31, 2013; (b) ($1,100,000) for the six months ending June 30, 2012; (c) ($1,400,000) for the nine months ended September 30, 2013; and (d) ($1,400,000) for the twelve months ended December 31, 2013. We must also maintain a Fixed Charge Coverage Ratio of at least the following at the end of the following periods: (i) 1.25:1.0 for the three months ended March 31, 2014; (ii) 1.25:1.0 for the six months ended June 30, 2014; (iii) 1.25:1.0 for the nine months ended September 30, 2014; and (iv) 1.25:1.0 for the twelve months ended December 31, 2014 and for the last twelve months ending as of the end of each fiscal quarter thereafter.

In addition, we terminated a separate credit facility we had with PNC Bank which allowed us to finance up to $1 million in new equipment purchases.

At March 31, 2013, we were in full compliance with the amended loan covenants and ratios for the line of credit facility. According to our most recent borrowing base calculation, we had approximately $3.1 million total availability under the $4 million credit line, under which we currently have a zero balance.

Index

Our future contractual obligations for agreements with initial terms greater than one year and agreements to purchase materials in the normal course of business are summarized as follows (in thousands):

Description	Years Ending December 31,
	2013	2014	2015	2016	2017	2018
Operating leases	$171	$12	$-	$-	$-	$-
Employment agreements	724	786	725	-	-	-
Purchase commitments	2,574	858	-	-	-	-
Consulting contracts	54	72	-	-	-	-
Long-term debt	103	146	154	164	172	2,646
Total	$3,626	$1,874	$879	$164	$172	$2,646

Critical Accounting Estimates

In preparing the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), we have adopted various accounting policies. Our most significant accounting policies are disclosed in Note 2 to the consolidated financial statements included in our report on Form 10-K for the year ended December 31, 2012, which we filed on April 1, 2013.

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

Liabilities valued at fair value

Certain financial instruments, such as warrants, which are indexed to our common stock, are classified as liabilities when either: (a) the holder possesses rights to net-cash settlement or (b) physical or net-share settlement is not within our control.  In such instances, net-cash settlement is assumed for financial accounting and reporting purposes, even when the terms of the underlying contracts do not provide for net-cash settlement.  Such financial instruments are initially recorded, and continuously carried, at fair value (see Note 5).

Index

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

It is our policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. To the extent that the probable tax outcome of these uncertain tax positions changes, such changes in estimate will impact the income tax provision in the period in which such determination is made. At March 31, 2013, we believe we have appropriately accounted for any unrecognized tax benefits. To the extent we prevail in matters for which a liability for an unrecognized tax benefit is established or we are required to pay amounts in excess of the liability, our effective tax rate in a given financial statement period may be affected.

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

Our short-term investments consist of cash, cash equivalents and overnight investments. As such we do not believe we are exposed to significant interest rate risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid overnight money market investments. If a 10% change in interest rates were to have occurred on March 31, 2013, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of March 31, 2013. Based upon that evaluation, our CEO and CFO concluded that, as of the end of that period, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f)) during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Livneh/Lican Development Settlement Agreement and Related Litigation

In July 2012, Steven Livneh and two of his related entities, Henvil Corp. Ltd. and Lican Development Ltd., commenced a new action against us, Andrew Makrides, and Moshe Citronowicz, in the United States District Court for the Middle District of Florida (Tampa Division).  The complaint asserts, among other things, that (i) the defendants breached their obligations to the plaintiffs under a Settlement Agreement dated February 22, 2012, and effective as of December 28, 2011, the terms of which have been disclosed in our previous filings, by allegedly failing to take certain actions that facilitated the plaintiffs’ marketing and sale of the Seal-N-Cut products in the People’s Republic of China (“PRC”), (ii) that defendants tortiously interfered with plaintiffs’ business relationships and expectations in PRC allegedly by, among other things, refusing to provide plaintiffs with an ICON VS generator and (iii) plaintiffs allegedly suffered damages as a result of defendants’ breaches and misrepresentations.  The complaint seeks, among other things, the following: (i) compensatory damages in excess of $10 million, (ii) an order directing Bovie to provide plaintiffs with an ICON VS generator, (iii) an assignment to plaintiffs of all patents identified in the Settlement Agreement, and (iv) rescission of the Settlement Agreement.  We believe the allegations to be frivolous and without merit, and we intend to defend the action vigorously.  On July 24, 2012, we filed a motion to dismiss the complaint and to compel arbitration.  The plaintiffs opposed the motion, and the motion was subsequently withdrawn as moot due to the non-availability of the stipulated arbitrator.  Pursuant to the Case Management and Scheduling Order entered by the Court at the outset of the case, the deadline to complete factual discovery expired on April 19, 2013, however, we filed a motion to extend the deadline to complete additional discovery. The motion is presently subjudice.

Index

The outcome of this matter is uncertain, no range of potential loss can be estimated and accordingly no effect has been given to any loss that may result from the resolution of this matter in the accompanying consolidated financial statements.

Stockholder Derivative Action

As previously reported, in September 2011, we were served in a purported stockholder derivative action that was filed in the United States District Court for the Middle District of Florida against the Company and certain of its present and former officers and directors. The complaint asserts, among other things, breach of fiduciary duties and bad faith in relation to the management of our business. The complaint seeks, among other things, unspecified compensatory damages and various forms of equitable relief. The allegations in the derivative action appear to be based largely on the January 10, 2011 Livneh counterclaim described above.

On March 29, 2012, plaintiffs amended their complaint to remove one of the plaintiffs and replace it with another. The amended complaint asserts essentially the same allegations as the original filing. We believe the allegations to be frivolous and without merit and we intend to defend the action vigorously. We are investigating whether there is a collusive connection between the derivative action and the previously settled lawsuit with Livneh. In May 2012, we, together with the individual defendants filed a motion to dismiss the plaintiff’s complaint based, in part, upon the plaintiff’s failure to make demand upon the board as required by applicable law. The motion was denied and the parties are proceeding with discovery.  The outcome of this matter is uncertain, no range of potential loss can be estimated and accordingly no effect has given to any loss that may result from the resolution of this matter in the accompanying consolidated financial statements.

Keen Action

In February 2012, Leonard Keen our former Vice President and General Counsel, commenced an action against us in United States District Court for the Middle District of Florida, related to his termination on December 9, 2011 and associated employment contract. Mr. Keen demands amounts outlined under his employment contract which provided for the payment of a base annual salary of not less than $187,500 as well as certain other payments and benefits. The employment agreement also provided for the payment, under certain circumstances, of a lump sum severance payment equal to three times base compensation plus certain other payments and benefits as set forth in the employment agreement under severance payment. Mr. Keen also asserts a claim concerning an alleged violation of Florida’s “Whistle Blower’s Act” and seeks specific performance of certain indemnification rights under his employment agreement.

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

On July 3, 2012, plaintiff filed an Amended Complaint which repeats the same allegations as the original filing and also added Andrew Makrides, our Chief Executive Officer, as a defendant and asserts additional claims concerning an alleged violation of ERISA and an alleged tortious interference with the plaintiff’s employment contract by Andrew Makrides.

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

On September 27, 2012, the Court granted our motion in part and denied it in part and also denied Keen’s motion in its entirety.  Specifically, the Court dismissed Keen’s Second (breach of covenant of good faith and fair dealing) and Eighth (tortious interference with employment contract) claims for relief.  Because the Eighth claim was the only one asserted against Andrew Makrides, our Chief Executive Officer, he is no longer a party to the case.

On May 7, 2013, the Court issued its Order on the parties’ respective summary judgment motions.  On Keen’s first count (breach of contract), the Court denied our motion to invalidate Keen’s employment agreement on the grounds that it violates public policy and that Keen failed to comply with conditions precedent to his right to severance and granted Keen partial summary judgment by determining that Keen’s termination was “without cause.”  The Court also denied our motion with respect to Keen’s third claim (unpaid wages).  The Court granted our motion for judgment as a matter of law as to Keen’s fourth (violation of Florida’s Whistleblower Act) and seventh (violation of ERISA) claims.

Index

The Court denied in part and granted in part Keen’s motion with respect to our first counterclaim (violation of the Computer Fraud and Abuse Act, 18 U.S.C. § 1030(a)(5)).  The Court granted Keen’s motion with respect to our allegation that Keen violated 18 U.S.C. § 1030(a)(5)(B) and (C), but denied Keen’s motion concerning his alleged violation of 18 U.S.C. § 1030(a)(5)(A).  The Court concluded that Keen’s testimony wherein he admitted that he used a program to wipe clean the hard drive of a Company-owned computer constitutes damage within the meaning of 18 U.S.C. § 1030(a)(5)(A).  The Court denied summary judgment to either party with respect to our second (breach of fiduciary duty concerning negotiation and drafting of employment agreement) and third (breach of fiduciary duty relating to Keen’s deletion of materials from a Company-owned computer) counterclaims, finding issues of fact requiring a trial.  The Court denied Keen’s motion with respect to our fourth (conversion), fifth (fraud in the inducement), and seventh (attorney’s fees) counterclaims.  The Court granted Keen’s motion as to our sixth counterclaim which sought a declaration that Keen’s employment agreement was unenforceable as violative of public policy.

Trial of the remaining claims and counterclaims is scheduled in the month of June 2013.

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

In addition to the above, in the normal course of business, we are subject, from time to time, to legal proceedings. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of March 31, 2013. These matters could affect the operating results of any one or more quarters when resolved in future periods.

We expense costs of litigation related to contingencies in the periods in which the costs are incurred.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2012, in response to Item 1A to Part 1 of Form 10-K.

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

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1	Third Amendment to Credit Document between Bovie Medical Corporation and PNC Bank National Association.**

10.2	Fourth Amendment to Loan Document between Bovie Medical Corporation and PNC Bank National Association.**

10.3	Amended and Restated Decrease Revolving Line of Credit Note.**

10.4	Equipment Line Loan Termination Agreement Dated as of March 31, 2013, between Borrower and the Bank.**

101.1	Financial Statements from the Quarterly Report on Form 10-Q of Bovie Medical Corporation for the three months ended March 31, 2013, filed on May 15, 2013, formatted in XBRL.

**	Incorporated by reference from the Company’s 8K filing with the Commission on April 23, 2013

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bovie Medical Corporation

Dated: May 15, 2013	By:	/s/ Andrew Makrides
Andrew Makrides
Chief Executive Officer

Dated: May 15, 2013	By:	/s/ Gary D. Pickett
Gary D. Pickett
Chief Financial Officer, Treasurer, and Secretary