Form 10-Q
period 2013-06-30
BOVIE MEDICAL CORP
filed 2013-08-14
CIK 719135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

The number of shares of the registrant's common stock $.001 par value outstanding as of August 1, 2013 was 17,816,336.

BOVIE MEDICAL CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2013

		Page

Part I. Financial Information		3

Item 1.	Financial Statements	3
	Consolidated Balance Sheets - June 30, 2013 and December 31, 2012	3
	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2013 and 2012	5
	Consolidated Statements of Stockholders’ Equity for the Year Ended December 31, 2012 and the Six Months Ended June 30, 2013	6
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012	7
	Notes to Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26

Part II. Other Information		27

Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	28
	Signatures	29

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2013 AND DECEMBER 31, 2012
(in thousands)

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:

Cash and cash equivalents	$2,558	$4,162
Trade accounts receivable, net	2,374	2,874
Inventories, net	8,242	7,543
Current portion of deposits	647	714
Prepaid expenses and other current assets	941	951

Total current assets	14,762	16,244

Property and equipment, net	7,150	7,229
Brand name and trademark	1,510	1,510
Purchased technology and license rights, net	620	664
Deferred income tax asset, net	2,702	1,799
Deposits, net of current portion	448	133
Other assets	735	604

Total assets	$27,927	$28,183

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2013 AND DECEMBER 31, 2012
(CONTINUED) (in thousands)

Liabilities and Stockholders' Equity

	June 30, 2013	December 31, 2012
Current liabilities:	(Unaudited)

Accounts payable	$828	$803
Accrued payroll	95	118
Accrued vacation	244	186
Current portion of mortgage note payable to bank	142	138
Current portion of settlement	93	232
Accrued and other liabilities	1,551	445

Total current liabilities	2,953	1,922

Bonds payable, net of current portion	3,209	3,281
Derivative liabilities	81	85

Total liabilities	6,243	5,288

Commitments and Contingencies (see Note 10)

Stockholders' equity:

Preferred stock, par value $.001; 10,000,000 shares authorized; none issued or outstanding	--	--
Common stock, par value $.001 par value; 40,000,000 shares authorized; 17,816,336 and 17,781,538 issued and 17,673,257 and 17,638,459 outstanding on June 30, 2013 and December 31, 2012, respectively	18	18
Additional paid-in capital	25,835	25,517
Deficit	(4,169)	(2,640)

Total stockholders' equity	21,684	22,895

Total liabilities and stockholders' equity	$27,927	$28,183

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(UNAUDITED) (in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Sales	$6,042	$7,440	$11,738	$14,173
Cost of sales	3,812	4,584	7,357	8,521

Gross profit	2,230	2,856	4,381	5,652

Other costs and expenses:
Research and development	314	349	647	647
Professional services	383	358	836	653
Salaries and related costs	806	788	1,624	1,570
Selling, general and administrative	1,336	1,121	2,548	2,146
Legal award	1,041	--	1,041	--

Total other costs and expenses	3,880	2,616	6,696	5,016

Income (loss) from operations	(1,650)	240	(2,315)	636

Change in fair value of derivative liabilities	37	44	4	27
Interest expense, net	(60)	(58)	(116)	(116)

Income (loss) before income taxes	(1,673)	226	(2,427)	547

Benefit (provision) for income taxes, net	554	(74)	898	(208)

Net income (loss)	$(1,119)	$152	$(1,529)	$339

Earnings (loss) per share
Basic	$(0.06)	$0.01	$(0.09)	$0.02
Diluted	$(0.06)	$0.01	$(0.09)	$0.02

Weighted average number of shares outstanding- basic	17,669	17,629	17,660	17,625

Weighted average number of shares outstanding – dilutive	17,669	17,768	17,660	17,769

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2012 AND THE SIX MONTHS ENDED JUNE 30, 2013
(in thousands)

	Common Stock		Additional Paid-in
	Shares	Par Value	Capital	Deficit	Total

January 1, 2012	17,618	$18	$25,356	$(3,257)	$22,117

Options exercised	28	–	20	–	20

Stock based compensation	–	–	161	–	161

Stock swap to acquire options	(7)	–	(20)	–	(20)

Net income	–	–	–	617	617

December 31, 2012	17,639	18	25,517	(2,640)	22,895

Options exercised	41	–	46	–	46

Stock based compensation	–	–	294	–	294

Stock swap to acquire options	(7)	–	(22)	–	(22)

Net loss	–	–	–	(1,529)	(1,529)

June 30, 2013 (unaudited)	17,673	$18	$25,835	$(4,169)	$21,684

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(UNAUDITED) (in thousands)

	June 30, 2013	June 30, 2012
Cash flows from operating activities
Net income (loss)	$(1,529)	$339
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	416	440
Recovery of inventory obsolescence	(3)	(44)
Loss on disposal of property and equipment, net	--	5
Stock based compensation	294	64
Change in fair value of derivative liabilities	(4)	(27)
Provision (benefit) for deferred taxes	(903)	203
Changes in current assets and liabilities:
Trade receivables	500	(408)
Prepaid expenses	10	(346)
Inventories	(699)	867
Deposits and other assets	(377)	(124)
Accounts payable	25	(443)
Accrued and other liabilities	1,003	(72)
Net cash provided by (used in) operating activities	(1,267)	454

Cash flows from investing activities
Purchases of property and equipment	(293)	(287)
Net cash used in investing activities	(293)	(287)

Cash flows from financing activities
Proceeds from stock options exercised	24	--
Repayments of long-term bond debt	(68)	(64)
Net cash used in financing activities	(44)	(64)

Net change in cash and cash equivalents	(1,604)	103

Cash and cash equivalents, beginning of period	4,162	4,880

Cash and cash equivalents, end of period	$2,558	$4,983

Cash paid during the six months ended June 30, 2013 and 2012 for:

Interest	$116	$116

Income taxes	$--	$--

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

Certain amounts in the June 30, 2012 and December 31, 2012 financial statements may have been reclassified to conform to the presentation in the June 30, 2013 financial statements.

NOTE 2. INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined principally on the average cost method. Inventories at June 30, 2013 and December 31, 2012 were as follows (in thousands):

	June 30, 2013	December 31, 2012

Raw materials	$5,768	$5,133
Work in process	691	853
Finished goods	2,183	2,016
Gross inventories	8,642	8,002
Less: reserve for obsolescence	(400)	(459)

Net inventories	$8,242	$7,543

NOTE 3. INTANGIBLE ASSETS

At June 30, 2013 and December 31, 2012 intangible assets consisted of the following (in thousands):

	June 30, 2013	December 31, 2012

Trade name (life indefinite)	$1,510	$1,510

Purchased technology (9-17 yr life)	$1,441	$1,441
Less: accumulated amortization	(821)	(777)

Net carrying amount	$620	$664

License rights (5 yr life)	$316	$316
Less accumulated amortization	(316)	(316)
Net carrying amount	$--	$--

Amortization of intangibles, which is included in depreciation and amortization in the accompanying statements of cash flows, was approximately $44,000 and $71,000 during the respective six month periods ended June 30, 2013 and 2012.

NOTE 4. NEW ACCOUNTING PRONOUNCEMENTS

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

In July 2013, the FASB issued ASU 2013-11, “Presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.” ASU 2013-11 requires companies to present a deferred tax asset net of related unrecognized tax benefits if there is a net operating loss or other tax carryforwards that would apply in settlement of the uncertain tax position. To the extent that an uncertain tax position would not be settled through a reduction of a net operating loss or other tax carryforwards, the unrecognized tax benefit will be presented as a liability. The guidance is effective for the fiscal year beginning January 1, 2014, with early adoption permitted. We anticipate adopting the new guidance effective January 1, 2014 and are evaluating the impact, if any, that this new guidance will have on our financial statements.

We have reviewed all other recently issued standards and have determined they will not have a material impact on our consolidated financial statements, or do not apply to our operations.

NOTE 5. FAIR VALUE MEASUREMENTS

Certain assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2013 are measured in accordance with FASB ASC Topic 820-10-05, Fair Value Measurements. FASB ASC Topic 820-10-05 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements.

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

 The following table summarizes our financial instruments measured at fair value as of June 30, 2013 (in thousands):

	June 30, 2013 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents – United States	$2,558	$2,558	$–	$–

Liabilities:
Warrant liability (1)	$81	$–	$–	$81

The following table summarizes our financial instruments measured at fair value as of December 31, 2012 (in thousands):

	December 31, 2012 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents – United States	$4,162	$4,162	$–	$–

Liabilities:
Warrant liability (1)	$85	$–	$–	$85

(1)	Refer to Warrants and Stockholders’ Equity (Note 6) for valuation assumptions.

Activity in our Level 3 liabilities was as follows (in thousands):

Description	June 30, 2013	December 31, 2012

Beginning balance	$85	$105
Purchases, issuances, and settlements (Note 6)	--	--
Total loss (gain) included in earnings (2)	(4)	(20)

Ending Balance	$81	$85

(2)	Gains and losses for the periods related to the revaluation of equity based liabilities. These gains or losses are included in our consolidated statements of operations.

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

The warrants are valued using a binomial lattice valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in this model at inception and as of June 30, 2013 included an expected remaining life of 2 years, an expected dividend yield of zero, estimated volatility range between 40% - 43%, and risk-free rates of return range between 0.31% - 0.40%. For the risk-free rates of return, we use the published yields on zero-coupon Treasury Securities with maturities consistent with the remaining term of the warrants and volatility is based on a weighted average of the historical volatility of our stock price and peer company stock price volatility. We also take into consideration a probability assumption for anti-dilution.

NOTE 7. EARNINGS PER SHARE (in thousands, except EPS)

We compute basic earnings per share (“basic EPS”) by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding (primarily stock options). The following table provides the computation of basic and diluted earnings per share for the three and six month periods ending June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except EPS)	2013	2012	2013	2012

Net income (loss)	$(1,119)	$152	$(1,529)	$339

Basic weighted average shares outstanding	17,669	17,629	17,660	17,625
Effect of potential dilutive securities	--	139	--	144
Diluted weighted average shares outstanding	17,669	17,768	17,660	17,769

Basic earnings (loss) per share	$(0.06)	$0.01	$(0.09)	$0.02

Diluted earnings (loss) per share	$(0.06)	$0.01	$(0.09)	$0.02

For the six months ended June 30, 2013 and 2012, options and warrants to purchase approximately 2.3 million and 1.3 million shares of common stock respectively, were excluded from the computation of diluted earnings per share because their effects were anti-dilutive.

NOTE 8. STOCK-BASED COMPENSATION

Under our stock option plan, our board of directors may grant options to purchase common shares to our key employees, officers, directors and consultants. We account for stock options in accordance with FASB ASC Topic 718, Compensation – Stock Compensation, with option expense amortized over the vesting period based on the binomial lattice option-pricing model fair value on the grant date, which includes a number of estimates that affect the amount of our expense. During the six months ended June 30, 2013, we expensed approximately $294,000 in stock-based compensation which includes approximately $193,000 expensed due to accelerated options as discussed in Note 10.

Activity in our stock options during the period ended June 30, 2013 was as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price

Outstanding at December 31, 2012	1,879	$3.81

Granted	60	$5.42
Exercised	(41)	$1.13
Legal award (1)	94	7.00
Cancelled	(5)	$2.54

Outstanding at June 30, 2013	1,987	$4.06

(1) Includes approximately 110,000 options reinstated and accelerated as part of the jury verdict on the Keen legal matter, net of 16,000 options previously vested.

The grant date fair value of options granted during the first six months of 2013 were estimated on the grant date using a binomial lattice option-pricing model and the following assumptions: expected volatility of 43%, expected term of between 3-5 years, risk-free interest rate of 0.4%, and expected dividend yield of 0%.

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

During the six months ended June 30, 2013, we issued 34,798 common shares in exchange for 41,000 non-employee stock options and 6,202 common shares (via a stock swap). Net proceeds from the issuance of common shares along with the shares received in the stock swap exercises were $23,925 for the six months ended June 30, 2013.

NOTE 9. INCOME TAXES

While we are subject to U.S. federal income tax as well as income tax of certain state jurisdictions, during the three months ended June 30, 2013, our current provisions were zero because the net effect of our permanent and temporary differences resulted in us recognizing losses for tax purposes. At June 30, 2013, we have remaining net operating loss carry-forwards of approximately $6.7 million to reduce any future taxable income earned in various years through the tax year 2030. Our effective tax rate of (33.2%) for the period ended June 30, 2013 was different than the statutory tax rates primarily because we recognized certain temporary and permanent adjustments for financial statement purposes.

NOTE 10. COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

We are obligated under various operating leases for our facilities and certain equipment, most notably a lease for a manufacturing and warehouse facility in St. Petersburg, Florida that requires monthly payments of approximately $13,000 and expires on October 31, 2013. The following is a schedule of approximate future minimum lease payments under operating leases having remaining terms in excess of one year as of June 30, 2013 for the calendar years ended December 31, 2013 and 2014. (in thousands):

2013	$100
2014	12

Total	$112

Rent expense approximated $86,000 and $89,000 for the six month periods ending June 30, 2013 and 2012 respectively.

We have a manufacturing agreement with our Bulgarian supplier which provides for certain contingent payments on our part if we terminate our arrangement prior to July 1, 2014. The table below reflects our approximate contingent liability for the calendar years ended December 31, 2013, and 2014 (in thousands):

2013	$64
2014	73

Total	$137

Other future contractual obligations for agreements with initial terms greater than one year and agreements to purchase materials in the normal course of business are summarized as follows (in thousands):

Description	Years Ending December 31,
	2013	2014	2015	2016	2017	2018

Employment agreements	$483	$846	$786	$-	$-	$-
Purchase commitments	2,165	858	-	-	-	-
Consulting contracts	36	72	-	-	-	-
Long-term debt	74	146	154	164	172	2,646
Total	$2,758	$1,922	$940	$164	$172	$2,646

Livneh/Lican Development Settlement Agreement and Related Litigation

In July 2012, Steven Livneh and two of his related entities, Henvil Corp. Ltd. and Lican Development Ltd., commenced a new action against us, Andrew Makrides, and Moshe Citronowicz, in the United States District Court for the Middle District of Florida (Tampa Division). The complaint asserts, among other things, that (i) the defendants breached their obligations to the plaintiffs under a Settlement Agreement dated February 22, 2012, and effective as of December 28, 2011, the terms of which have been disclosed in our previous filings, by allegedly failing to take certain actions that facilitated the plaintiffs’ marketing and sale of the Seal-N-Cut products in the People’s Republic of China (“PRC”), (ii) that defendants tortiously interfered with plaintiffs’ business relationships and expectations in PRC allegedly by, among other things, refusing to provide plaintiffs with an ICON VS generator and (iii) plaintiffs allegedly suffered damages as a result of defendants’ breaches and misrepresentations. The complaint seeks, among other things, the following: (i) compensatory damages in excess of $10 million, (ii) an order directing Bovie to provide plaintiffs with an ICON VS generator, (iii) an assignment to plaintiffs of all patents identified in the Settlement Agreement, and (iv) rescission of the Settlement Agreement. We believe the allegations to be frivolous and without merit, and we intend to defend the action vigorously. Plaintiffs filed a motion for summary judgment. Our opposition to this motion is due August 30, 2013.

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

Keen Action

In connection with the previously disclosed litigation pending in the United States District Court for the Middle District of Florida between the Company and Leonard Keen, the Company’s former Vice President and General Counsel, on August 8, 2013, following a jury trial, the jury returned a verdict in favor of Mr. Keen awarding him $622,500 in severance. In addition, the jury determined that, Mr. Keen’s previously issued 110,000 stock options should be reinstated and accelerated, and that the Company must indemnify Mr. Keen for any damages or costs he suffered in his capacity as an employee of Bovie pursuant to the terms of Mr. Keen’s prior employment agreement with the Company. Lastly, Mr. Keen was awarded attorney’s fees in an amount to be determined by the Court. The Company is presently reviewing its options as they pertain to the verdict.

Because the verdict was received prior to the issuance of this report on Form 10-Q, we have accrued a charge of approximately $1.041 million as of June 30, 2013.

Because of the accrued liability we booked in the quarter related to Keen action noted above, we are no longer in compliance with the financial covenants with PNC Bank. We are currently working to resolve the non-compliance with PNC Bank. According to our most recent borrowing base calculation, we had approximately $3.5 million total availability under the $4 million credit line, under which we currently have a zero balance. Based upon the non-compliance mentioned above, we will be unable to draw down on the line until we get the matter resolved with the PNC. We anticipate a resolution prior to the end of the next quarter.

Concentrations

During the six months ended June 30, 2013 and 2012, we reported sales aggregating approximately $11.7 million of which approximately $4.0 million were to three customers that sales individually represented in excess of 10% of our total sales. At June 30, 2013, approximately 35.5% of our net accounts receivable was due from these three customers.

For the six months ended June 30, 2013 and 2012 revenue was derived from the following:

Description	June 30, 2013	June 30, 2012

Domestic	81.2%	81.5%
Foreign	18.8%	18.5%

NOTE 11. RELATED PARTY TRANSACTIONS

A relative of Moshe Citronowicz, Bovie’s Senior Vice President, is considered a related party. Arik Zoran, who is the brother of Moshe Citronowicz, is a principal of arLogic, Inc., a consulting firm providing engineering services to us. Our agreement with arLogic, Inc. provides for a monthly retainer for engineering support for our existing generator product line and a separate hourly based fee structure for additional consulting services related to new product lines. During March 2013, we amended our consulting services agreement with arLogic, Inc. and extended the contract term until December 31, 2014. The amendment also provided for an automatic one year renewal provision unless either party gives written notice to terminate at least one year prior to expiration. arLogic was paid consulting fees of approximately $131,800 and $104,000 during the six months ended June 30, 2013 and 2012, respectively.

The table below reflects our approximate minimum retainer liability for the calendar years ended December 31, 2013 and 2014 (in thousands):

2013	$36
2014	72

Total	$108

A second relative of Mr. Citronowicz is considered a related party. Yechiel Tsitrinovich is also a brother of Mr. Citronowicz, and acts as a consultant to the Company related to research and development of certain products. Mr. Tsitrinovich has a royalty contract with us related to the creation and design of a proprietary technology that is used in some of our generators. Mr. Tsitrinovich was paid a combination of consulting fees and royalties on previous product designs approximating $38,000 and $37,000 for the six months ended June 30, 2013 and 2012, respectively.

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

Most of our products currently are marketed through medical distributors, which distribute to more than 6,000 hospitals, and to doctors and other health-care facilities. New distributors are contacted through responses to our advertising in international and domestic medical journals and domestic or international trade shows. International sales represented 18.8% of total revenues for the first six months of 2013, as compared with 18.5% for the first six months of 2012. Our products are sold in more than 150 countries mainly through local dealers which are coordinated by sales and marketing personnel at the Clearwater, Florida facility. In addition, for the launch of our new surgical suite product lines, we have established the use of a network of approximately 50 commission-based independent direct sales contractors to market these products. Our business is generally not seasonal in nature.

We are committed to investing in research and development, which is essential to our long-term growth strategy, in an effort to produce innovative new proprietary products. Therefore, we expect to continue to make substantial investments in the development and marketing of our J-Plasma™ technology, which we invested an additional $585,000 during the first six months of 2013 and have invested approximately $2.2 million since June 2010. Although we anticipate that these investments will expand our sales and growth in the future, there can be no assurance on the timeframe or if the J-Plasma™ technology will produce any substantial revenue or return on investment.

Business Challenges

Economic conditions

Second quarter sales were negatively impacted by the completion of two large multi-year OEM contracts in 2012, a new medical device tax imposed under the Affordable Care Act of 2010, legal costs of ongoing litigations and increased costs. We are actively pursuing other OEM prospects as well as additional third party products to sell through our established distribution chain, although there can be no assurance that we will be successful. While our J-Plasma™ technology continues to get positive feedback and acceptance as we expand the awareness through increased sales and marketing expenditures, there are challenges and time delays in getting a new innovative technology through hospital purchasing committee approval channels as this process is taking substantially longer than we initially anticipated. These delays, coupled with the substantial investments we have made in J-Plasma™, have had an adverse effect on our revenues and cash flow.

Healthcare reform

In March 2010, the Patient Protection and Affordable Care Act was enacted in the United States. This legislation includes a provision that imposes a 2.3% excise tax on the sale of certain medical devices by a manufacturer, producer or importer of such devices in the United States starting after December 31, 2012. In the first six months of 2013 the new medical device tax reduced our cash balance and increased our selling, general and administrative expenses by approximately $184,000 and we estimate that it will continue to do so annually by between $375,000 and $500,000.

Legal claims

For various reasons we have been subject to extensive litigation costs over the past several years in an effort to protect and defend the Company and our products, which has negatively impacted our cash position as well as our profitability. The timing and prolonged nature of these legal costs are occurring at a disadvantageous time given the above mentioned challenges to our business and our attempts to expand the launch of our J-Plasma™ technology, however it is necessary that we diligently continue our defenses. During the three and six months ended June 30, 2013, we accrued $1.041 million of expense related to the jury verdict in favor of Mr. Keen. (See Legal Matter disclosed in Results of Operations)

Results of Operations –Three and Six Months Ended June 30, 2013 Compared to Three and Six Months Ended June 30, 2012

Sales

Sales by Product Line	Three months ended June 30,		Percent		Six months ended June 30,		Percent
(in thousands)	2013	2012	change		2013	2012	change

Electrosurgical	$3,269	$4,940	(33.8	) %	$6,669	$9,302	(28.4	) %
Cauteries	1,738	1,698	2.4%		3,334	3,303	1.0%
Other	1,035	802	29.1%		1,735	1,567	10.7%

Total	$6,042	$7,440	(18.8	) %	$11,738	$14,173	(17.2	) %

Sales by Domestic and	Three months ended June 30,		Percent		Six months ended June 30,		Percent
International (in thousands)	2013	2012	change		2013	2012	change

Domestic	$4,886	$5,935	(17.7	) %	$9,409	$11,558	(18.6	) %
International	1,156	1,505	(23.2	) %	2,329	2,615	(10.9	) %

Total	$6,042	$7,440	(18.8	) %	$11,738	$14,173	(17.2	) %

During the three months ended June 30, 2013, sales of our cautery product line increased slightly at 2.4% or approximately $40,000, our other product line sales increased approximately $233,000 or 29.1% and we had a 33.8% decrease in sales in our electrosurgical line of products or approximately $1.7 million. We continue to see strong demand for our third party lighting systems, which is responsible for a substantial portion of the increase in our other product sales amounting to approximately $295,000 over the same period in 2012. The largest percentage and sales dollar decrease was in our electrosurgical product line which was mainly the result of an approximate $1.6 million decrease in generator orders from our OEM customers. Additional decreases in our other products category related to various different products amounting to approximately $73,000, offset by sales of approximately $11,000 in our new J-Plasma product line.

Sales during the six months ended June 30, 2013 decreased approximately $2.4 million or 17.2% compared to the same period in 2012. Sales in our electrosurgical products decreased approximately $2.6 million or 28.4% due mainly to a decrease in generator orders from our OEM customers. Cautery sales increased slightly by approximately $31,000 or 1.0%, and we continued to see a strong demand for our third party lighting systems, amounting to an increase of approximately $279,000 over the same period in 2012. Additional decreases in our other products category related to various different products amounting to approximately $127,000, offset by sales of approximately $16,000 in our new J-Plasma™ product line.

Gross Profit

(in thousands)	Three months ended June 30,		Percent of sales		Percent	Six months ended June 30,		Percent of sales		Percent
	2013	2012	2013	2012	change	2013	2012	2013	2012	change

Cost of sales	$3,812	$4,584	63.1%	61.6%	(16.8)%	$7,357	$8,521	62.7%	60.1%	(13.7)%

Gross profit	$2,230	$2,856	36.9%	38.4%	(21.9)%	$4,381	$5,652	37.3%	39.9%	(22.5)%

Gross profit decreased as a percentage of sales by approximately 1.5% for the three month period ending June 30, 2013 and by approximately 2.6% for the six month period ending June 30, 2013 compared to the same respective periods in 2012. The decrease in our gross profit percentages for both of these periods in 2013 when compared to the same periods in 2012 was mainly due to lower overall sales coupled with our labor costs increasing by approximately 7.1%, however we did experience a reduction in material cost of approximately 2.6% as a percentage of sales.

Research and Development

(in thousands)	Three months ended June 30,		Percent of sales		Percent	Six months ended June 30,		Percent of sales		Percent
	2013	2012	2013	2012	change	2013	2012	2013	2012	change

R & D Expense	$314	$349	5.2%	4.7%	(10.0)%	$647	$647	5.5%	4.6%	0.0%

Research and development costs decreased by approximately $35,000 or 10.0% for the three month period ending June 30, 2013 compared to the same period in 2012. During the second quarter of 2013, although we continue to develop enhancements and complimentary items to our next generation of J-Plasma™ products for which we incurred increased consulting costs, we were able to reduce payroll and materials costs which resulted in an overall decrease to our research and development costs.

During the six months ended June 30, 2013, our research and development costs remained constant when compared to the same period in 2012, as increased consulting costs were offset by an equal reduction in payroll and materials cost.

Professional Fees

(in thousands)	Three months ended June 30,		Percent of sales		Percent change	Six months ended June 30,		Percent of sales		Percent change
	2013	2012	2013	2012		2013	2012	2013	2012

Professional services	$383	$358	6.3%	4.8%	7.0%	$836	$653	7.1%	4.6%	28.0%

Our professional fees increased by approximately $25,000 during the three months ended June 30, 2013 compared to the same period in 2012, mainly attributable to increased legal cost related to the ongoing litigations as outlined and described in Item 1: Legal Proceedings, which has adversely affected our cash position. In addition, we had an increase of approximately $5,000 in compensation expense related to consultants and an increase of approximately $5,000 in accounting and auditing fees, however these were offset by an approximate $3,000 decrease in consulting fees.

Our professional services costs for the six months ended June 30, 2013 increased by approximately $183,000 mainly due to increased legal fees related to existing lawsuits when compared to the same six month period in 2012.

Salaries

( in thousands)	Three months ended June 30,		Percent of sales		Percent	Six months ended June 30,		Percent of sales		Percent
	2013	2012	2013	2012	change	2013	2012	2013	2012	change

Salaries & related cost	$806	$788	13.3%	10.6%	2.2%	$1,624	$1,570	13.8%	11.1%	3.4%

During the three months ended June 30, 2013, our salary and related costs increased 2.2% or approximately $18,000 when compared to the same period in 2012. The increase is due to a marketing position and an IT position and their related costs which were vacant in the second quarter of 2012 but both positions were filled later in 2012 resulting in the costs being present in the three month period ended June 30, 2013 but absent in the same period in 2012.

We experienced a 3.4% increase in salaries and related costs, or approximately $54,000, during the six months ending June 30, 2013 as compared to the same period in 2012. This increase was the net result of the addition of a plasma marketing position of approximately $43,000 along with salary costs in our IT department of approximately $34,000, which were offset by decreases of approximately $8,000, $5,000, and $11,000 in employee procurement costs, overtime payments and vacation accrual costs, respectively.

Selling, General & Administrative Expenses

(in thousands)	Three months ended June 30,		Percent of sales		Percent	Six months ended June 30,		Percent of sales		Percent
	2013	2012	2013	2012	change	2013	2012	2013	2012	change

SG & A costs	$1,336	$1,121	22.1%	15.1%	19.2%	$2,548	$2,146	21.7%	15.1%	18.7%

Selling, general and administrative costs increased approximately $215,000 or 19.2% for the three month period ending June 30, 2013 as compared to the same period in 2012. Our sales and marketing related costs increased by approximately $26,000 which included reductions on our distribution side of our business and increased costs diverted to the promotion and marketing of our J-Plasma™ products. The medical supplies excise tax instituted by the Affordable Care Act amounted to an increase of approximately $96,000 as this tax was not in effect during the same period in 2012. We experienced an increase in our general liability insurance of approximately $52,000. Additional increases in our general costs were approximately $21,000 in computer related expenses, approximately $8,000 in our regulatory testing related to our effort to become Dash 3 compliant, and approximately $22,000 in shareholder related expenses due to the timing of the annual meeting. However, we did have a reduction of approximately $10,000 in amortization expense.

For the six months ending June 30, 2013 selling, general and administrative costs increased approximately $402,000 or 18.7% as compared to the same period in 2012. Our sales and marketing related costs increased by approximately $81,000 which included reductions on our distribution side of our business and increased costs diverted to the promotion and marketing of our J-Plasma products. The medical supplies excise tax instituted by the Affordable Care Act amounted to an increase of approximately $184,000 as this tax was not in effect and absent during the same period in 2012. We experienced an increase in our general liability insurance of approximately $66,000. Additional increases in our general costs amounted to approximately $108,000 which included increases in computer related expenses, regulatory testing related to our effort to become Dash 3 compliant, shareholder related expenses, various other overhead related costs, and a reduction in recoveries of obsolesence. However, we did have reductions of approximately $26,000 in amortization expense and $11,000 in royalty fees paid.

Legal matter

In connection with the previously disclosed litigation pending in the United States District Court for the Middle District of Florida between the Company and Leonard Keen, the Company’s former Vice President and General Counsel, on August 8, 2013, following a jury trial, the jury returned a verdict in favor of Mr. Keen awarding him $622,500 in severance. In addition, the jury determined that, Mr. Keen’s previously issued 110,000 stock options should be reinstated and accelerated, and that the Company must indemnify Mr. Keen for any damages or costs he suffered in his capacity as an employee of Bovie pursuant to the terms of Mr. Keen’s prior employment agreement with the Company. Lastly, Mr. Keen was awarded attorney’s fees in an amount to be determined by the Court. The Company is presently reviewing its options as they pertain to the verdict.

Because the verdict was received prior to the issuance of this report on Form 10-Q, we have accrued a charge of approximately $1.041 million as of June 30, 2013.

Other Income (expense)

	Three months ended June 30,		Percent of sales		Percent	Six months ended June 30,		Percent of sales		Percent
(in thousands)	2013	2012	2013	2012	change	2013	2012	2013	2012	change

Interest income (expense)	$(60)	$(58)	(1.0)%	(0.8)%	3.4%	$(116)	$(116)	(1.0)%	(0.8)%	0.0%
Change in fair value of derivative liabilities	$37	$44	0.6%	0.6%	(15.9)%	$4	$27	0.0%	0.2%	(85.2)%

As a result of the change in fair value of the warrants associated with the equity issuance in April 2010, we recorded a non-cash gain of approximately $37,000 for the three months ended June 30, 2013 compared to a non-cash gain of approximately $44,000 for the same three month period in 2012, resulting in a change of approximately $7,000. The derivative warrant liability was valued at approximately $85,000 at December 31, 2012 and was valued at approximately $81,000 at June 30, 2013.

For the three and six-month period ended June 30, 2013 as compared to the same period in 2012, net interest expense remained unchanged.

Income Taxes

	Three months ended June 30,		Percent of sales		Percent	Six months ended June 30,		Percent of sales		Percent
(in thousands)	2013	2012	2013	2012	change	2013	2012	2012	2011	change

Income (loss) before income taxes	$(1,673)	$226	(27.7)%	3.0%	(839.4)%	$(2,427)	$547	(20.7)%	3.9%	(544.0	) %
Benefit (provision) for taxes	$554	$(74)	9.2%	(1.0)%	(848.8)%	$898	$(208)	7.7%	(1.5)%	(532.8	) %
Effective tax rate	33.2%	32.2%				37.0%	37.2%

While we are subject to U.S. federal income tax as well as income tax of certain state jurisdictions, during the three month and six month periods ended June 30, 2013, our current provisions were zero because the net effect of our permanent and temporary differences resulted in us recognizing losses for tax purposes. At June 30, 2013, we have remaining net operating loss carry-forwards of approximately $6.7 million to reduce any future taxable income earned in various years through the tax year 2030. Our effective tax rate of (33.2%) for the three months ended June 30, 2013 was different than the statutory tax rates primarily because we recognized certain temporary and permanent adjustments for financial statement purposes.

Net Income

(in thousands)	Three months ended June 30,		Percent of sales		Percent change	Six months ended September 30,		Percent of sales		Percent change
	2013	2012	2013	2012		2013	2012	2013	2012

Net income (loss)	$(1,119)	$152	(18.5)%	2.0%	(834.8)%	$(1,529)	$339	(13.0)%	2.4%	(550.8)%

Product Development

We have developed most of our products and product improvements internally. Funds for this development have come primarily from our internal cash flow and equity issuances. We maintain close working relationships with physicians and medical personnel in hospitals and universities who assist in product research and development. New and improved products have historically played a critical role in our sales growth. We continue to emphasize the development of proprietary products and product improvements to complement and expand our existing product lines. We have a centralized research and development focus in Florida for new product development and product improvements. Our research, development and engineering units at our manufacturing location maintain relationships with distribution locations and customers to provide an understanding of changes in the market and product needs. During the first six months of 2013, we continued to invest in expanding and enhancing our J-Plasma™ product line and technology, ICON VS™ and the accompanying vessel sealing technology. We intend to pay the ongoing costs for this development from operating cash flows.

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

Liquidity and Capital Resources

Our working capital at June 30, 2013 decreased by approximately $2.5 million to $11.8 million compared to approximately $14.3 million at December 31, 2012. This decrease was mainly the result of an increase in inventory, and fixed asset purchases coupled with a decrease in receivables and increases in payables and accruals. Accounts receivable days of sales outstanding were 38.5 days and 39.4 days at June 30, 2013 and 2012, respectively. The number of days worth of sales in inventory, which is the total inventory available for production divided by the 12 month average cost of materials, increased 45 days to 263 days equating to an inventory turn ratio of 1.3 at June 30, 2013 from 218 days and an inventory turn ratio of 1.4 at December 31, 2012. The higher number of days worth of sales is mainly due to increased inventory purchases related to our new J-Plasma™ line of products during the six month period ended June 30, 2013.

We used cash in operations of approximately $1.3 million for the six months ended June 30, 2013, compared to cash provided by operations of approximately $0.4 million for the same period in 2012, an increase in cash used of approximately $1.7 million.

During the six month period ended June 30, 2013, we used approximately $293,000 for the purchase of property and equipment as compared to purchases amounting to approximately $287,000 for the same period in 2012.

We used cash in financing activities of approximately $44,000 during the first six months of 2013, a decrease of cash used of approximately $20,000 as compared with the same period in 2012. The decrease in cash used resulted primarily from the repayment of long term debt offset by our receipt of funds from individuals related to the exercise of stock options during the six months ended June 30, 2013.

We currently have approximately $3.4 million outstanding under industrial revenue bonds which we previously used for the purchase and renovation of our Clearwater, Florida facility. These bonds were refinanced in October 2011 through PNC Bank, N.A. The bonds, which have a 20-year amortization term, balloon in November 2018 and bear interest at a fixed interest rate of 5.6%. Scheduled maturities of this indebtedness are approximately $74,000, $146,000, $154,000, $164,000 and $172,000 for 2013, 2014, 2015, 2016 and 2017, respectively and approximately $2.6 million thereafter.

We are continuing to make substantial investments in the development and marketing of our J-Plasma™ technology, which may adversely affect our profitability and cash flow in the next 12 to 24 months. While we believe that these investments may generate additional revenues and profits in the future, there can be no assurance that J-Plasma will be successful or that such future revenues and profitability will be realized. Since June 2010 through June 30, 2013, we have invested approximately $2.2 million in the development and marketing of our J-Plasma™ technology. We continue to receive positive feedback from a variety of surgeons who use the J-Plasma™ instruments for the first time in our labs and other demonstrations, however, we have experienced longer than anticipated time frames between committee meetings related to the process to obtain approval from hospital purchasing committees. These longer time frames have delayed our previously anticipated sales of J-Plasma™ instruments including sales to hospitals with surgeons who have recently conveyed an interest in purchasing and using our instruments. These events, coupled with the factors described in the previous sentences, have had an adverse effect on our cash position.

We had approximately $2.6 million in cash and cash equivalents at June 30, 2013. While we believe our cash on hand, as well as anticipated cash flows from operations, will be sufficient to meet our operating cash commitments for the next twelve months, due to the factors described above, we may seek additional capital from the capital markets in order to provide the necessary capital to market and distribute our J-Plasma™ products. Additionally, we maintain a revolving line of credit with PNC Bank should additional funds be required (See below).

On April 18, 2013, we entered into an amendment to our revolving line of credit with PNC Bank which had an effective date of March 30, 2013. Pursuant to the amendment, we have a $4 million secured revolving line of credit facility with PNC Bank, which at June 30, 2013 had a zero balance. Advances under the $4 million line of credit are due on demand and bear interest at a rate of daily LIBOR plus 2.25% and are secured by a perfected first security interest in our inventory and accounts receivable.

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

Because of the accrued liability we booked in the quarter related to the August 8, 2013 verdict in the Keen case, we are no longer in compliance with the financial covenants with PNC Bank. We are currently working to resolve the non compliance with PNC Bank. According to our most recent borrowing base calculation, we had approximately $3.5 million total availability under the $4 million credit line, under which we currently have a zero balance. Based upon the non compliance mentioned above, we will be unable to draw down on the line until we get the matter resolved with the PNC. We anticipate a resolution prior to the end of the next quarter.

Our future contractual obligations for agreements with initial terms greater than one year and agreements to purchase materials in the normal course of business are summarized as follows (in thousands):

Description	Years Ending December 31,
	2013	2014	2015	2016	2017	2018

Operating leases	$100	$12	$-	$-	$-	$-
Employment agreements	483	846	786	-	-	-
Purchase commitments	2,165	858	-	-	-	-
Consulting contracts	36	72	-	-	-	-
Long-term debt	74	146	154	164	172	2,646
Total	$2,858	$1,934	$940	$164	$172	$2,646

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

Litigation Contingencies

From time to time, we are exposed to claims and litigation arising in the ordinary course of business and use various methods to resolve these matters in a manner that we believe serves the best interest of the Company and our stockholders. There can be no assurance these actions or other third party assertions will be resolved without costly litigation, or in a manner that is not adverse to our financial position. Other than the Keen matter described below, we do not believe that any of the currently identified claims or litigation matters will have a material adverse impact on our results of operations, cash flows or financial condition. However, given uncertainties associated with any litigation, if our assessments prove to be wrong, or if additional information becomes available such that we estimate that there is a possible loss or possible range of loss associated with these contingencies, then we would record the minimum estimated liability, which could materially impact our results of operations, financial position and cash flows. On August 8, 2013 we received a jury verdict on the Keen matter which we have accrued approximately $1.041 million as of June 30, 2013.

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

It is our policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. To the extent that the probable tax outcome of these uncertain tax positions changes, such changes in estimate will impact the income tax provision in the period in which such determination is made. At June 30, 2013, we believe we have appropriately accounted for any unrecognized tax benefits. To the extent we prevail in matters for which a liability for an unrecognized tax benefit is established or we are required to pay amounts in excess of the liability, our effective tax rate in a given financial statement period may be affected.

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

Recent Accounting Pronouncements

See Note 4.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Our short-term investments consist of cash, cash equivalents and overnight investments. As such we do not believe we are exposed to significant interest rate risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid overnight money market investments. If a 10% change in interest rates were to have occurred on June 30, 2013, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of June 30, 2013. Based upon that evaluation, our CEO and CFO concluded that, as of the end of that period, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f)) during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Livneh/Lican Development Settlement Agreement and Related Litigation

In July 2012, Steven Livneh and two of his related entities, Henvil Corp. Ltd. and Lican Development Ltd., commenced a new action against us, Andrew Makrides, and Moshe Citronowicz, in the United States District Court for the Middle District of Florida (Tampa Division). The complaint asserts, among other things, that (i) the defendants breached their obligations to the plaintiffs under a Settlement Agreement dated February 22, 2012, and effective as of December 28, 2011, the terms of which have been disclosed in our previous filings, by allegedly failing to take certain actions that facilitated the plaintiffs’ marketing and sale of the Seal-N-Cut products in the People’s Republic of China (“PRC”), (ii) that defendants tortiously interfered with plaintiffs’ business relationships and expectations in PRC allegedly by, among other things, refusing to provide plaintiffs with an ICON VS generator and (iii) plaintiffs allegedly suffered damages as a result of defendants’ breaches and misrepresentations. The complaint seeks, among other things, the following: (i) compensatory damages in excess of $10 million, (ii) an order directing Bovie to provide plaintiffs with an ICON VS generator, (iii) an assignment to plaintiffs of all patents identified in the Settlement Agreement, and (iv) rescission of the Settlement Agreement. We believe the allegations to be frivolous and without merit, and we intend to defend the action vigorously. Plaintiffs filed a motion for summary judgment. Our opposition to this motion is due August 30, 2013.

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

Keen Action

In connection with the previously disclosed litigation pending in the United States District Court for the Middle District of Florida between the Company and Leonard Keen, the Company’s former Vice President and General Counsel, on August 8, 2013, following a jury trial, the jury returned a verdict in favor of Mr. Keen awarding him $622,500 in severance. In addition, the jury determined that, Mr. Keen’s previously issued 110,000 stock options should be reinstated and accelerated, and that the Company must indemnify Mr. Keen for any damages or costs he suffered in his capacity as an employee of Bovie pursuant to the terms of Mr. Keen’s prior employment agreement with the Company. Lastly, Mr. Keen was awarded attorney’s fees in an amount to be determined by the Court. The Company is presently reviewing its options as they pertain to the verdict.

Because the verdict was received prior to the issuance of this report on the Form 10-Q, we have accrued a charge of approximately $1.041 million as of June 30, 2013.

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

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1	Third Amendment to Credit Document between Bovie Medical Corporation and PNC Bank National Association.**

10.2	Fourth Amendment to Loan Document between Bovie Medical Corporation and PNC Bank National Association.**

10.3	Amended and Restated Decrease Revolving Line of Credit Note.**

10.4	Equipment Line Loan Termination Agreement Dated as of March 31, 2013, between Borrower and the Bank.**

101.1	Financial Statements from the Quarterly Report on Form 10-Q of Bovie Medical Corporation for the three and six months ended June 30, 2013, filed on August 14, 2013, formatted in XBRL.

** Incorporated by reference from the Company’s 8-K filing with the Commission on April 13, 2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bovie Medical Corporation

Dated: August 14, 2013	By:	/s/ Andrew Makrides
Andrew Makrides
Chief Executive Officer

Dated: August 14, 2013	By:	/s/ Gary D. Pickett
Gary D. Pickett
Chief Financial Officer, Treasurer, and Secretary