Form 10-Q/A
period 2013-06-30
BOVIE MEDICAL CORP
filed 2013-09-25
CIK 719135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

The number of shares of common stock, par value $0.001 per share, outstanding on September 20, 2013 was 17,826,336.

EXPLANATORY NOTE

We are filing this Amendment No. 1 (the “Amendment”) on Form 10-Q/A to our Quarterly Report on Form 10-Q for the three month period ended June 30, 2013 (the “Original Form 10-Q”), which was filed with the Securities Exchange Commission on August 14, 2013. This Amendment is being filed to (i) correct the balance sheet at June 30, 2013 by reclassifying the long term portion of our mortgage note payable to current liabilities, (ii) expand the related disclosure in Note 12 Restatement of Financial Statements, and the Liquidity, and Capital Resources section in Management’s Discussion and Analysis of Financial Condition and Results of Operations to incorporate the effects of this change. Additionally, we have added a disclosure in Part I, Item 4 (Controls and Procedures) to reflect a disclosure of material weakness in our internal controls for the reasons disclosed in the preceding sentences.

Except as described above, no other amendments have been made to the Original Form 10-Q. All other Items of the Original Form 10-Q are unaffected by this Amendment. This Amendment does not reflect events occurring after August 14, 2013 or modify or update the disclosure contained in the Original Form 10-Q in any way other than as required to reflect the revisions discussed above.

BOVIE MEDICAL CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2013 AND DECEMBER 31, 2012
(in thousands)

	June 30, 2013	December 31, 2012
	restated (Unaudited)
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

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2013 AND DECEMBER 31, 2012
(CONTINUED) (in thousands)

Liabilities and Stockholders' Equity

	June 30, 2013	December 31, 2012
Current liabilities:	restated (Unaudited)

Accounts payable	$828	$803
Accrued payroll	95	118
Accrued vacation	244	186
Current portion of mortgage note payable to bank	3,351	138
Current portion of settlement	93	232
Accrued and other liabilities	1,551	445

Total current liabilities	6,162	1,922

Mortgage note payable, net of current portion	--	3,281
Derivative liabilities	81	85

Total liabilities	6,243	5,288

Commitments and Contingencies (see Note 10)

Stockholders' equity:

Preferred stock, par value $.001; 10,000,000 shares authorized; none issued or outstanding	--	--
Common stock, par value $.001 par value; 40,000,000 shares authorized; 17,816,336 and 17,781,538 issued and 17,673,257 and 17,638,459 outstanding on June 30, 2013 and December 31, 2012, respectively	18	18
Additional paid-in capital	25,835	25,517
Deficit	(4,169)	(2,640)

Total stockholders' equity	21,684	22,895

Total liabilities and stockholders' equity	$27,927	$28,183

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

Other future contractual obligations for agreements with initial terms greater than one year and agreements to purchase materials in the normal course of business are summarized as follows (in thousands):

Description	Years Ending December 31,
	2013	2014	2015	2016	2017	2018

Employment agreements	$483	$846	$786	$-	$-	$-
Purchase commitments	2,165	858	-	-	-	-
Consulting contracts	36	72	-	-	-	-
Mortgage note payable	3,351	-	-	-	-	-
Total	$6,035	$1,776	$786	$-	$-	$-

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

Because the verdict was received prior to the issuance of this report on Form 10-Q, we have accrued a charge of approximately $1.041 million as of June 30, 2013. (see Note 12).

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

NOTE 12. RESTATEMENT OF FINANCIAL STATEMENTS

Because the results of operations for the quarter ended June 30, 2013 included the accrued liability related to the Keen action noted above, we are no longer in compliance with the financial covenants contained in our credit agreements with PNC Bank.  According to our most recent borrowing base calculation, we had approximately $3.5 million total availability under the $4 million revolving credit line, under which we currently have a zero balance. Based upon the non-compliance mentioned above, we were notified that we will be unable to draw down on the line.  Additionally, PNC Bank has informed us that they have elected not to exercise their rights and remedies under the above-mentioned credit agreements. However, they may choose to do so in the future, including acceleration of the approximately $3.4 million outstanding under the mortgage note payable. We anticipate a resolution prior to the end of the next quarter.

Because of the PNC Bank’s ability to accelerate the mortgage note payable, approximately $3.2 million of the mortgage note payable previously classified as long-term has been reclassified as a current liability at June 30, 2013.

The Company has been in discussions with PNC Bank concerning the terms of a proposed agreement which, among other things and subject to mutually agreeable terms, PNC Bank would agree to forebear from exercising its rights and remedies under the credit agreement for a specified period of time.  PNC Bank is considering the Company’s request.  In addition, the Company has received a non-binding term sheet from a new bank concerning the proposed refinancing of the above-mentioned outstanding mortgage indebtedness on a long-term basis.  The Company is awaiting credit approval from this bank for the proposed transaction.  However, there can be no assurance that the Company will be able to enter into the aforementioned proposed agreement with PNC Bank or to refinance its existing mortgage indebtedness.

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

Liquidity and Capital Resources

Our working capital at June 30, 2013 decreased by approximately $5.7 million  to $8.6 million compared to approximately $14.3 million at December 31, 2012. This decrease was mainly the result of an increase in inventory, coupled with a decrease in receivables and increases in payables and accruals and includes the impact of reclassifying $3.2 million of our mortgage note payable to current liabilities as further discussed below.  Accounts receivable days of sales outstanding were 38.5 days and 39.4 days at June 30, 2013 and 2012, respectively. The number of days worth of sales in inventory, which is the total inventory available for production divided by the 12 month average cost of materials, increased 45 days to 263 days equating to an inventory turn ratio of 1.3 at June 30, 2013 from 218 days and an inventory turn ratio of 1.4 at December 31, 2012. The higher number of days worth of sales is mainly due to increased inventory purchases related to our new J-Plasma™ line of products during the six month period ended June 30, 2013.

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

We currently have approximately $3.4 million outstanding under our mortgage note payable which we previously used for the purchase and renovation of our Clearwater, Florida facility. These bonds were refinanced in October 2011 through PNC Bank, N.A. The bonds, which have a 20-year amortization term, balloon in November 2018 and bear interest at a fixed interest rate of 5.6%. Scheduled maturities of this indebtedness are approximately $74,000, $146,000, $154,000, $164,000 and $172,000 for 2013, 2014, 2015, 2016 and 2017, respectively and approximately $2.6 million thereafter.

Because the results of operations for the quarter ended June 30, 2013 included the accrued liability related to the Keen action noted above, we are no longer in compliance with the financial covenants contained in our credit agreements and with PNC Bank.  According to our most recent borrowing base calculation, we had approximately $3.5 million total availability under the $4 million revolving credit line, under which we currently have a zero balance. Based upon the non-compliance mentioned above, we were notified that we will be unable to draw down on the line.  Additionally, PNC Bank has informed us that they have elected at this time not to exercise their rights and remedies under the above-mentioned credit agreements. However, they may choose to do so in the future, including acceleration of the approximately $3.4 million mortgage note payable. We anticipate a resolution prior to the end of the next quarter.

Our future contractual obligations for agreements with initial terms greater than one year and agreements to purchase materials in the normal course of business are summarized as follows (in thousands):

Description	Years Ending December 31,
	2013	2014	2015	2016	2017	2018

Operating leases	$100	$12	$-	$-	$-	$-
Employment agreements	483	846	786	-	-	-
Purchase commitments	2,165	858	-	-	-	-
Consulting contracts	36	72	-	-	-	-
Mortgage note payable	3,351	-	-	-	-	-
Total	$6,035	$1,776	$786	$-	$-	$-

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of June 30, 2013. Based upon that evaluation, and in consideration of the material weakness in our internal control over financial reporting discussed below, our CEO and CFO concluded that, as of the end of that period, our disclosure controls and procedures were not effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

The primary factor contributing to the material weakness in the design and operating effectiveness of our internal control over financial reporting resulted from our failure to analyze the effect on the financial covenant default contained in our credit agreement with PNC Bank relating to our mortgage note payable which resulted in our failure to properly classify approximately $3.2 million of the mortgage note payable as a current liability on our  consolidated balance sheet as of June 30, 2013.  We previously disclosed the default and its effect related to our line of revolving credit in our Form 10-Q filed with the SEC on August 14, 2013.  However, disclosure of the effect of the additional default related to the mortgage note payable and the resultant reclassification of $3.2 million of long-term portion of the mortgage note payable to a current liability in the amended filing were not included in the original filing.

Following discussions with our independent auditors, and with the oversight of our audit committee, we have taken steps and plan to take additional measures to remediate the underlying cause of the material weakness, primarily through additional training, the development and implementation of formal policies and improved processes and documented procedures.

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

29

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bovie Medical Corporation

Dated: September 25, 2013	By:	/s/ Andrew Makrides
Andrew Makrides
Chief Executive Officer

Dated: September 25, 2013	By:	/s/ Gary D. Pickett
Gary D. Pickett
Chief Financial Officer, Treasurer, and Secretary