Form 10-Q
period 2013-09-30
BOVIE MEDICAL CORP
filed 2013-11-14
CIK 719135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

The number of shares of the registrant's common stock $.001 par value outstanding as of November 1, 2013 was 17,826,336.

BOVIE MEDICAL CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
(in thousands)

Assets

	September 30, 2013	December 31, 2012
	(Unaudited)
Current assets:

Cash and cash equivalents	$2,501	$4,162
Trade accounts receivable, net	2,096	2,874
Inventories, net	8,526	7,543
Current portion of deposits	731	714
Prepaid expenses and other current assets	673	951

Total current assets	14,527	16,244

Property and equipment, net	7,095	7,229
Brand name and trademark	1,510	1,510
Purchased technology and license rights, net	598	664
Deferred income tax asset, net	2,874	1,799
Deposits, net of current portion	280	133
Other assets	803	604

Total assets	$27,687	$28,183

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
(CONTINUED) (in thousands)

Liabilities and Stockholders' Equity

	September 30, 2013	December 31, 2012
Current liabilities:	(Unaudited)

Accounts payable	$1,171	$803
Accrued payroll	113	118
Accrued vacation	246	186
Current portion of mortgage note payable	286	138
Current portion of settlement	23	232
Accrued and other liabilities	1,329	445

Total current liabilities	3,168	1,922

Mortgage note payable, net of current portion	3,030	3,281
Derivative liabilities	68	85

Total liabilities	6,266	5,288

Commitments and Contingencies (see Notes 9 and 11)

Stockholders' equity:

Preferred stock, par value $.001; 10,000,000 shares authorized; none issued or outstanding	--	--
Common stock, par value $.001 par value; 40,000,000 shares authorized; 17,826,336 and 17,781,538 issued and 17,683,257 and 17,638,459 outstanding on September 30, 2013 and December 31, 2012, respectively	18	18
Additional paid-in capital	25,913	25,517
Deficit	(4,510)	(2,640)

Total stockholders' equity	21,421	22,895

Total liabilities and stockholders' equity	$27,687	$28,183

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(unaudited) (in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Sales	$5,794	$6,671	$17,532	$20,843
Cost of sales	3,545	3,777	10,902	12,297

Gross profit	2,249	2,894	6,630	8,546

Other costs and expenses:
Research and development	291	322	938	969
Professional services	512	408	1,348	1,061
Salaries and related costs	751	781	2,376	2,352
Selling, general and administrative	1,170	1,101	3,717	3,246
Legal award	--	--	1,041	--

Total other costs and expenses	2,724	2,612	9,420	7,628

Income (loss) from operations	(475)	282	(2,790)	918

Change in fair value of liabilities, net	13	(135)	17	(108)
Interest expense, net	(54)	(58)	(171)	(175)

Income (loss) before income taxes	(516)	89	(2,944)	635

Benefit (provision) for income taxes, net	175	(96)	1,074	(304)

Net income (loss)	$(341)	$(7)	$(1,870)	$331

Earnings (loss) per share
Basic	$(0.02)	$--	$(0.11)	$0.02
Diluted	$(0.02)	$--	$(0.11)	$0.02

Weighted average number of shares outstanding – basic	17,678	17,634	17,666	17,628

Weighted average number of shares outstanding – dilutive	17,678	17,634	17,666	17,731

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2012 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2013
(in thousands)

	Common Stock		Additional Paid-in
	Shares	Par Value	Capital	Deficit	Total

January 1, 2012	17,618	$18	$25,356	$(3,257)	$22,117

Options exercised	28	–	20	–	20

Stock based compensation	–	–	161	–	161

Stock swap to acquire options	(7)	–	(20)	–	(20)

Net income	–	–	–	617	617

December 31, 2012	17,639	18	25,517	(2,640)	22,895

Options exercised	51	–	71	–	71

Stock based compensation	–	–	348	–	348

Stock swap to acquire options	(7)	–	(23)	–	(23)

Net loss	–	–	–	(1,870)	(1,870)

September 30, 2013 (unaudited)	17,683	$18	$25,913	$(4,510)	$21,421

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(UNAUDITED) (in thousands)

	2013	2012
Cash flows from operating activities
Net income (loss)	$(1,870)	$331
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	620	640
Provision for (recovery of) inventory obsolescence	40	(19)
Gain on disposal of property and equipment, net	(3)	(41)
Stock based compensation	348	109
Change in fair value of liabilities	(17)	108
Provision (benefit) for deferred taxes	(1,075)	298
Changes in current assets and liabilities:
Trade receivables	778	(422)
Prepaid expenses	277	(324)
Inventories	(1,022)	414
Deposits and other assets	(363)	(289)
Accounts payable	368	(468)
Accrued and other liabilities	730	(183)

Net cash provided by (used in) operating activities	(1,189)	154

Cash flows from investing activities
Purchases of property and equipment	(417)	(449)
Net cash used in investing activities	(417)	(449)

Cash flows from financing activities
Proceeds from stock options exercised	48	--
Repayments of mortgage note payable	(103)	(97)
Net cash used in financing activities	(55)	(97)

Net change in cash and cash equivalents	(1,661)	(392)

Cash and cash equivalents, beginning of period	4,162	4,880

Cash and cash equivalents, end of period	$2,501	$4,488

Cash paid during the nine months ended September 30, 2013 and 2012 for:

Interest	$171	$175
Income taxes	$--	$--

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

Certain amounts in the September 30, 2012 and December 31, 2012 financial statements may have been reclassified to conform to the presentation in the September 30, 2013 financial statements.

NOTE 2.	INVENTORIES

Inventories are stated at the lower of cost or market.  Cost is determined principally on the average cost method.  Inventories at September 30, 2013 and December 31, 2012 were as follows (in thousands):

	September 30, 2013	December 31, 2012

Raw materials	$5,652	$5,133
Work in process	702	853
Finished goods	2,591	2,016
Gross inventories	8,945	8,002
Less: reserve for obsolescence	(419)	(459)

Net inventories	$8,526	$7,543

NOTE 3.	INTANGIBLE ASSETS

At September 30, 2013 and December 31, 2012 intangible assets consisted of the following (in thousands):

	September 30, 2013	December 31, 2012

Trade name (life indefinite)	$1,510	$1,510

Purchased technology (9-17 yr life)	$1,441	$1,441
Less: accumulated amortization	(843)	(777)

Net carrying amount	$598	$664

License rights (5 yr life)	$316	$316
Less accumulated amortization	(316)	(316)
Net carrying amount	$--	$--

Amortization of intangibles, which is included in depreciation and amortization in the accompanying statements of cash flows, and selling, general, and administrative expenses in the accompanying statements of operations was approximately $66,300 and $92,600 during the respective nine month periods ended September 30, 2013 and 2012.

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

Certain assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2013 are measured in accordance with FASB ASC Topic 820-10-05, Fair Value Measurements.  FASB ASC Topic 820-10-05 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements.

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

The following table summarizes our financial instruments measured at fair value as of September 30, 2013 (in thousands):

	September 30, 2013 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents – United States	$2,501	$2,501	$-	$--

Liabilities:
Warrant liability (1)	$68	$–	$–	$68

NOTE 5.	FAIR VALUE MEASUREMENTS (continued)

The following table summarizes our financial instruments measured at fair value as of December 31, 2012 (in thousands):

	December 31, 2012 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents – United States	$4,162	$4,162	$–	$–

Liabilities:
Warrant liability (1)	$85	$–	$–	$85

(1)
The warrants are valued using a binomial lattice valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in this model at inception and as of September 30, 2013 included an expected remaining life of 2 years, an expected dividend yield of zero, estimated volatility range between 40% - 43%, and risk-free rates of return range between 0.31% - 0.40%. For the risk-free rates of return, we use the published yields on zero-coupon Treasury Securities with maturities consistent with the remaining term of the warrants and volatility is based on a weighted average of the historical volatility of our stock price and peer company stock price volatility. We also take into consideration a probability assumption for anti-dilution.

Activity in our Level 3 liabilities was as follows (in thousands):

Description	September 30, 2013	December 31, 2012

Beginning balance	$85	$105
Total loss (gain) included in earnings (2)	(17)	(20)

Ending Balance	$68	$85

(2)	Gains and losses for the periods related to the revaluation of equity based liabilities. These gains or losses are included in our consolidated statements of operations.

NOTE 6.	EARNINGS PER SHARE (in thousands, except EPS)

We compute basic earnings per share (“basic EPS”) by dividing net income by the weighted average number of common shares outstanding for the reporting period.  Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding (primarily stock options).  The following table provides the computation of basic and diluted earnings per share for the three month and nine month periods ending September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except EPS)	2013	2012	2013	2012

Net income (loss)	$(341)	$(7)	$(1,870)	$331

Basic weighted average shares outstanding	17,678	17,634	17,666	17,628
Effect of potential dilutive securities	--	--	--	103
Diluted weighted average shares outstanding	17,678	17,634	17,666	17,731

Basic EPS	$(0.02)	$--	$(0.11)	$0.02

Diluted EPS	$(0.02)	$--	$(0.11)	$0.02

For the nine months ended September 30, 2013 and 2012, options and warrants to purchase approximately 1.0 million and 0.8 million shares of common stock respectively, were excluded from the computation of diluted earnings per share because their effects were anti-dilutive.

NOTE 7.	STOCK-BASED COMPENSATION

Under our stock option plan, our board of directors may grant options to purchase common shares to our key employees, officers, directors and consultants.  We account for stock options in accordance with FASB ASC Topic 718, Compensation – Stock Compensation, with option expense amortized over the vesting period based on the binomial lattice option-pricing model fair value on the grant date, which includes a number of estimates that affect the amount of our expense. During the nine months ended September 30, 2013, we expensed approximately $348,000 in stock-based compensation.

Activity in our stock options during the period ended September 30, 2013 was as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price

Outstanding at December 31, 2012	1,879	$3.81

Granted	102	$4.41
Exercised	(51)	$1.38
Legal Award	94	7.00
Cancelled	(352)	$3.13

Outstanding at September 30, 2013	1,672	$4.24

NOTE 7.	STOCK-BASED COMPENSATION (continued)

The grant date fair value of options granted during the first nine months of 2013 were estimated on the grant date using a binomial lattice option-pricing model and the following assumptions: expected volatility of 43%, expected term of between 3-5 years, risk-free interest rate of between 0.34 - 0.4%, and expected dividend yield of 0%.

Expected volatility is based on a weighted average of the historical volatility of our stock and peer company volatility. We use a peer group that has openly traded stock options on the options market which provides a more accurate gauge of industry volatility. The weighting percentages relative to our stock and the peer group is a 50%/50% weighting. Our peer group has remained relatively the same throughout our calculations year over year, and a peer is only replaced with a similar peer company if it is removed from the public stock exchanges or no longer has significantly traded volume on the open stock options market. The risk-free rate is based on the rate of U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the options. We use historical data to estimate pre-vesting forfeiture rates.

During the nine months ended September 30, 2013, we issued 44,798 common shares in exchange for 51,000 non-employee stock options and 6,202 common shares (via a stock swap). Net proceeds from the issuance of common shares along with the shares received in the stock swap exercises were $48,025 for the nine months ended September 30, 2013.

NOTE 8.	INCOME TAXES

While we are subject to U.S. federal income tax as well as income tax of certain state jurisdictions, during the three months ended September 30, 2013, our current provisions were zero because the net effect of our permanent and temporary differences resulted in us recognizing losses for tax purposes.  At September 30, 2013, we have remaining net operating loss carry-forwards of approximately $7.2 million to reduce any future taxable income earned in various years through the tax year 2030.  Our effective tax rate of (33.9%) for the three months ended September 30, 2013 was different than the statutory tax rates primarily because we recognized certain temporary and permanent adjustments for financial statement purposes.

NOTE 9.	COMMITMENTS AND CONTINGENCIES

We are obligated under various operating leases for our facilities and certain equipment, most notably a lease for a manufacturing and warehouse facility in St. Petersburg, Florida that requires monthly payments of approximately $14,000 and expires on October 31, 2013.  The following is a schedule of approximate future minimum lease payments under operating leases having remaining terms in excess of one year as of September 30, 2013 for the calendar years ended December 31, 2013 and 2014. (in thousands):

2013	$37
2014	12
Total	$49

Rent expense approximated $117,000 and $139,000 for the nine month periods ending September 30, 2013 and 2012 respectively.

NOTE 9.	COMMITMENTS AND CONTINGENCIES (continued)

We have a manufacturing agreement with our Bulgarian supplier which provides for certain contingent payments on our part if we terminate our arrangement prior to July 1, 2014. The table below reflects our approximate contingent liability for the calendar years ended December 31, 2013, and 2014 (in thousands):

2013	$32
2014	73
Total	$105

Other future contractual obligations for agreements with initial terms greater than one year and agreements to purchase materials in the normal course of business are summarized as follows (in thousands):

Description	Years Ending December 31,
	2013	2014	2015	2016	2017	2018
Employment agreements	$242	$846	$786	$-	$-	$-
Purchase commitments	666	1,901	-	-	-	-
Consulting contracts	18	72	-	-	-	-
Long-term debt	73	3,243	-	-	-	-
Total	$999	$6,062	$786	$-	$-	$-

Livneh/Lican Development Litigation

In July 2012, Steven Livneh and two of his related entities, Henvil Corp. Ltd. and Lican Development Ltd., commenced a new action against the Company, Andrew Makrides, and Moshe Citronowicz in the United States District Court for the Middle District of Florida (Tampa Division).  The complaint asserts, among other things, that (i) the defendants breached their obligations to the plaintiffs under a Settlement Agreement effective as of December 28, 2011, the terms of which have been disclosed in our previous filings, by allegedly failing to take certain actions that would have facilitated the plaintiffs’ marketing and sale of the Seal-N-Cut products in the People’s Republic of China (“PRC”), (ii) that defendants tortiously interfered with plaintiffs’ business relationships and expectations in PRC allegedly by, among other things, refusing to provide plaintiffs with an ICON VS generator and (iii) plaintiffs allegedly suffered damages as a result of defendants’ breaches and misrepresentations.  The complaint seeks, among other things, the following: (i) compensatory damages in excess of $10 million, (ii) an order directing Bovie to provide plaintiffs with an ICON VS generator, (iii) an assignment to plaintiffs of all patents identified in the Settlement Agreement, and (iv) rescission of the Settlement Agreement.  We continue to believe the allegations to be without merit, and we will continue to defend the action vigorously

Earlier this year, both parties moved for summary judgment.  Plaintiffs moved for a judgment as to the defendants’ liability for breach of contract, leaving the decision of damages for determination later.  Defendants moved for a determination that the plaintiffs could not recover their alleged lost profits in PRC as consequential damages, arguing that any such damages would be speculative and for dismissal of the tortuous interference and fraud in the inducement claims.  On September 23, the Court denied all summary judgment motions.

Trial is scheduled for December 2013.

NOTE 9.	COMMITMENTS AND CONTINGENCIES (continued)

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

On March 29, 2012, plaintiffs amended their complaint to remove one of the plaintiffs and replace it with another. The amended complaint asserts essentially the same allegations as the original filing. We believe the allegations to be frivolous and without merit and we intend to defend the action vigorously. We are investigating whether there is a collusive connection between the derivative action and the previously settled lawsuit with Livneh. In May 2012, we, together with the individual defendants filed a motion to dismiss the plaintiff’s complaint based, in part, upon the plaintiff’s failure to make demand upon the board as required by applicable law. The motion was denied and the parties are proceeding with discovery.  The parties are presently engaged in a court sanctioned mediation process.  The outcome of this matter is uncertain, no range of potential loss can be estimated and accordingly no effect has given to any loss that may result from the resolution of this matter in the accompanying consolidated financial statements.

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

Mr. Keen has filed a motion requesting an award of attorney’s fees pursuant to his employment agreement and Florida Law.  The Company has filed its own request of statutory fees as the prevailing party on plaintiff’s dismissed Florida Whistleblower Act claim.  These motions are awaiting a decision from the Court.  The Company has elected not to appeal the verdict.

Amounts related to the verdict of this case were accrued and expensed in the second quarter ended June 30, 2013.

Concentrations

During the nine months ended September 30, 2013 we reported sales aggregating approximately $17.5 million of which the three largest customers accounted for 11.8%, 11.7%, and 10.5%. At September 30, 2013, two customers accounted for more than 10% of our accounts receivable and accounted for approximately 25.4% of our total accounts receivable in aggregate.

For the nine months ended September 30, 2013 and 2012 revenue was derived from the following:

Description	September 30, 2013	September 30, 2012

Domestic	82.2%	81.2%
Foreign	17.8%	18.8%

NOTE 10.	RELATED PARTY TRANSACTIONS

A relative of Moshe Citronowicz, Bovie’s Senior Vice President, is considered a related party. Arik Zoran, who is the brother of Moshe Citronowicz, is a principal of arLogic, Inc., a consulting firm providing engineering services to us. Our agreement with arLogic, Inc. provides for a monthly retainer for engineering support for our existing generator product line and a separate hourly based fee structure for additional consulting services related to new product lines. During March 2013, we amended our consulting services agreement with arLogic, Inc. and extended the contract term until December 31, 2014. The amendment also provided for an automatic one year renewal provision unless either party gives written notice to terminate at least one year prior to expiration. arLogic was paid consulting fees of approximately $188,100 and $152,600 during the nine months ended September 30, 2013 and 2012, respectively.

The table below reflects our approximate minimum retainer liability for the calendar years ended December 31, 2013, and 2014 (in thousands):

2013	$18
2014	72
Total	$90

A second relative of Mr. Citronowicz is considered a related party. Yechiel Tsitrinovich is also a brother of Mr. Citronowicz, and acts as a consultant to the Company related to research and development of certain products. Mr. Tsitrinovich has a royalty contract with us related to the creation and design of a proprietary technology that is used in some of our generators. Mr. Tsitrinovich was paid a combination of consulting fees and royalties on previous product designs approximating $57,000 and $61,400 for the nine months ended September 30, 2013 and 2012, respectively.

NOTE 11.	SUBSEQUENT EVENT

On October 22, 2013, we entered into an amendment to our credit facilities with PNC Bank.  Pursuant to the amendment, we terminated our revolving line of credit. In addition, the amendment provided for changes to our mortgage note credit facility and previous amendment: (a) the definition of “adjusted EBITDA” contained in our credit agreement dated October 31, 2011, as amended, relating to $4,000,000 in Pinellas County Industrial Development Revenue Bonds Series 2008 was amended to exclude the one-time payment on the judgment in favor of Leonard Keen in the approximate amount of $848,000, effective as of June 30, 2013; (b) in addition to the payments of principal and interest otherwise required under the bonds, from November 1, 2013 through and including September 1, 2014, the Company shall make additional principal payments of $12,000 per month and redeem the bonds in full on October 1, 2014; and (c) amended the covenant containing the adjusted EBITDA targets, as more fully set forth in the fourth amendment. The amendment also grants PNC a security interest in all of our property and equipment (excluding patents) as additional collateral to secure our obligations under the credit agreement. All other terms of our remaining credit agreement, as amended remain in full force and effect.

The Company intends to refinance the debt with another financial institution, of which there can be no assurance that we can obtain such additional financing on commercially reasonable terms, if at all. The result of refinancing this debt may require an exit fee of approximately $390,000, measured as of October 31, 2013, to pay off an embedded swap interest rate collar position, depending upon the type of financing. This interest rate collar was the result of our previous refinancing of the industrial revenue bonds on October 31, 2011 with PNC Bank.

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

Executive Level Overview

We are a medical device company engaged in the design, manufacture and sale of electrosurgical devices. Our medical products include a wide range of devices including electrosurgical generators and accessories, cauteries, medical lighting, nerve locators and other products.

We internally divide our operations into three product lines.  Electrosurgical products, battery-operated cauteries, and other products. The electrosurgical line sells electrosurgical products which include desiccators, generators, electrodes, electrosurgical pencils and various ancillary disposable products. These products are used in surgery for the cutting and coagulation of tissue. Battery-operated cauteries are used for precise hemostasis (to stop bleeding) in ophthalmology and in other fields. Our other revenues are derived from nerve locators, disposable and reusable penlights, medical lighting, development fees and other miscellaneous income.

Most of our products currently are marketed through medical distributors, which distribute to more than 6,000 hospitals, and to doctors and other health-care facilities. New distributors are contacted through responses to our advertising in international and domestic medical journals and domestic or international trade shows. International sales represented 17.8% of total revenues for the first nine months of 2013, as compared with 18.8% for the first nine months of 2012.  Our products are sold in more than 150 countries mainly through local dealers which are coordinated by sales and marketing personnel at the Clearwater, Florida facility.  In addition, for the launch of our new surgical suite product lines, we have established the use of a network of approximately 50 commission-based independent direct sales contractors to market these products. Our business is generally not seasonal in nature.

We are committed to investing in research and development, which is essential to our long-term growth strategy, in an effort to produce innovative new proprietary products. Therefore, we expect to continue to make substantial investments in the development and marketing of our J-Plasma™ technology, which we invested an additional $970,000 during the first nine months of 2013 and have invested approximately $2.6 million since June 2010.  Although we anticipate that these investments will expand our sales and growth in the future, there can be no assurance on the timeframe or if the J-Plasma™ technology will produce any substantial revenue or return on investment.

Business Challenges

Economic conditions

We experienced a decline in sales for the third quarter of 2013 over the same period in 2012, which we believe was impacted by some anticipated global slowdown by our OEM customers’ products in certain related markets, and as a result we currently do not have any new OEM agreements. Historically, our OEM sales tend to be cyclical at times and fluctuate in demand. We are actively pursuing other OEM prospects as well as additional third party products to sell through our established distribution chain, although there can be no assurance that we will be successful. While our J-Plasma™ technology continues to get positive feedback and acceptance as we expand the awareness through increased sales and marketing expenditures, there are challenges and time delays in getting a new innovative technology through hospital approval and purchasing channels as this process is taking substantially longer than we initially anticipated. These delays, coupled with the substantial investments we have made in J-Plasma™, have had an adverse effect on our revenues and cash flow.

Healthcare reform

In March 2010, the Patient Protection and Affordable Care Act was enacted in the United States. This legislation includes a provision that imposes a 2.3% excise tax on the sale of certain medical devices by a manufacturer, producer or importer of such devices in the United States starting after December 31, 2012. In the first nine months of 2013 the new medical device tax reduced our cash balance and increased our selling, general and administrative expenses by approximately $284,000 and we estimate that it will continue to do so annually by between $375,000 and $500,000.

Legal claims

For various reasons we have been subject to extensive litigation costs over the past several years in an effort to protect and defend the Company and our products, which has negatively impacted our cash position as well as our profitability. The timing and prolonged nature of these legal costs are occurring at a disadvantageous time given the above mentioned challenges while we are expanding the launch of our J-Plasma® technology. However, it is necessary that we diligently continue our defenses.

Results of Operations – Three and Nine Months Ended September 30, 2013 Compared to Three and Nine Months Ended September 30, 2012

Sales

Sales by Product Line (in thousands)	Three months ended September 30,		Percent change	Nine months ended September 30,		Percent change
	2013	2012		2013	2012

Electrosurgical	$3,110	$4,149	(25.0)%	$9,753	$13,417	(27.3)%
Cauteries	1,884	1,878	0.3%	5,218	5,181	0.7%
Other	800	644	24.2%	2,561	2,245	14.1%

Total	$5,794	$6,671	(13.1)%	$17,532	$20,843	(15.9)%

Sales by Domestic and International (in thousands)	Three months ended September 30,		Percent change	Nine months ended September 30,		Percent change
	2013	2012		2013	2012
Domestic	$4,950	$5,308	(6.7)%	$14,358	$16,865	(14.9)%
International	844	1,363	(38.1)%	3,174	3,978	(20.2)%

Total	$5,794	$6,671	(13.1)%	$17,532	$20,843	(15.9)%

During the three months ended September 30, 2013, we experienced an overall decline in sales of approximately 13% when compared to the same three month period ended in 2012. This decrease in sales was primarily driven by a decrease in sales related to electrosurgical products, currently our primary product line. Our OEM customers, both domestic and international combined, reduced their purchases of generators from us by approximately $1.2 million, however, this was offset by $0.2 million increase in electrodes when compared to the same period in 2012. Cautery sales remained relatively the same for the three month period ended September 30, 2013 and 2012. Other product sales increased 24.2% or approximately $156,000, mainly from increased demand for our third party lighting systems and additional sales of approximately $12,000 in our new J-Plasma™ product Line which we began selling in 2013.

Total sales during the nine months ended September 30, 2013 decreased approximately $3.3 million or 15.9% compared to the same period in 2012. This decline was mainly attributable to generator sales in our electrosurgical product line which decreased approximately $3.8 million or 36.1% due to reduced orders from our OEM customers. Cautery sales increased slightly by approximately $37,000 or 0.7%, and we continued to see a strong demand for our third party lighting systems, amounting to an increase of approximately $445,000 over the same period in 2012. Although we had additional new sales of our J-Plasma™ product line which we released during this year of approximately $28,000, we did experience decreases in various other products amounting to approximately $157,000.

Our ten largest customers accounted for approximately 60.8% of net revenues for the nine months ended September 30, 2013 and 66% for the same period in 2012.  At September 30, 2013 and 2012, our ten largest customer’s trade receivables accounted for approximately 53% and 62% of our net receivables, respectively.  During the first nine months of 2013, our three largest customers accounted for approximately 11.8%, 11.7%, and 10.5% of sales. During the first nine months of 2012, our two largest customers only accounted for greater than 10% of sales at approximately 11.3% and 11% in total sales.

Gross Profit

(in thousands)	Three months ended September 30,		Percent of sales		Percent change		Nine months ended September 30,		Percent of sales		Percent change
	2013	2012	2013	2012			2013	2012	2013	2012
Cost of sales	$3,545	$3,777	61.2%	56.6%	(6.2	) %	$10,902	$12,297	62.2%	59.0%	(11.3	) %

Gross profit	$2,249	$2,894	38.8%	43.4%	(22.3	) %	$6,630	$8,546	37.8%	41.0%	(22.4	) %

Gross profit decreased as a percentage of sales by approximately 4.6% for the three month period ending September 30, 2013 and by approximately 3.2% for the nine month period ending September 30, 2013 compared to the same respective periods in 2012. The decrease in our gross profit percentages for both of these periods in 2013 when compared to the same periods in 2012 was mainly due to lower overall sales coupled with our labor costs decreasing by approximately $50,000 for the quarter and increasing approximately $23,000 for the nine month period, however we did experience a reduction in material cost of approximately 0.4% and 1.7% as a percentage of sales for the three month and nine month periods respectively.

Research and Development Expense

(in thousands)	Three months ended September 30,		Percent of sales		Percent change		Nine months ended September 30,		Percent of sales		Percent change
	2013	2012	2013	2012			2013	2012	2013	2012
R & D Expense	$291	$322	5.0%	4.8%	(9.5	) %	$938	$969	5.4%	4.7%	(3.2	) %

Research and development costs decreased by approximately $31,000 or 9.5% for the three month period ending September 30, 2013 compared to the same period in 2012.  During the third quarter of 2013, although we continue to develop enhancements and complimentary items to our next generation of J-Plasma™ products for which we incurred increased consulting costs, we were able to reduce payroll and materials costs which resulted in an overall decrease to our research and development costs.

During the nine months ended September 30, 2013, our research and development costs decreased by approximately $31,000 or 3.2% compared to the same period in 2012.  We incurred increased consulting costs, but we were able to reduce payroll and materials costs which resulted in an overall decrease to our research and development costs.

Professional Services

(in thousands)	Three months ended September 30,		Percent of sales		Percent change	Nine months ended September 30,		Percent of sales		Percent change
	2013	2012	2013	2012		2013	2012	2013	2012
Professional services	$512	$408	8.8%	6.1%	25.4%	$1,348	$1,061	7.7%	5.1%	27.0%

Our professional fees increased by approximately $104,000 during the three months ended September 30, 2013 compared to the same period in 2012, mainly attributable to increased legal cost related to the ongoing litigations as outlined and described in Item 1: Legal Proceedings, which has adversely affected our cash position.  In addition, we had an increase of approximately $4,000 in compensation expense related to consultants however these were offset by and an decrease of approximately $9,000 in accounting and auditing fees and an approximate $5,000 decrease in consulting fees.

Our professional services costs for the nine months ended September 30, 2013 increased by approximately $287,000 mainly due to increased legal fees related to existing lawsuits when compared to the same nine month period in 2012.

Salaries

(in thousands)	Three months ended September 30,		Percent of sales		Percent change		Nine months ended September 30,		Percent of sales		Percent change
	2013	2012	2013	2012			2013	2012	2013	2012
Salaries & related cost	$751	$781	13.0%	11.7%	(3.8	) %	$2,376	$2,352	13.6%	11.3%	1.0%

During the three months ended September 30, 2013, our salary and related costs decreased 3.8% or approximately $30,000 when compared to the same period in 2012. The decrease is mainly due to a reduction of a marketing position in the quarter which was filled in the same period in 2012.

We experienced a 1.0% increase in salaries and related costs, or approximately $24,000, during the nine months ending September 30, 2013 as compared to the same period in 2012. The remaining difference is the net result of the addition of a plasma marketing position of approximately $25,000 along with salary costs in our IT department of approximately $30,000, offset by decreases of approximately $10,000, $5,000, and $16,000 in employee procurement costs, overtime payments and vacation accrual costs, respectively.

Selling, General & Administrative Expenses

(in thousands)	Three months ended September 30,		Percent of sales		Percent change	Nine months ended September 30,		Percent of sales		Percent change
	2013	2012	2013	2012		2013	2012	2013	2012
SG & A costs	$1,170	$1,101	20.2%	16.5%	6.3%	$3,717	$3,246	21.1%	15.6%	14.5%

Selling, general and administrative costs increased approximately $69,000 or 6.3% for the three month period ending September 30, 2013 as compared to the same period in 2012.  Our sales and marketing related costs increased by approximately $55,000 which included reductions on our distribution side of our business and increased costs diverted to the promotion and marketing of our J-Plasma™ products. The medical supplies excise tax instituted by the Affordable Care Act amounted to an increase of approximately $101,000 as this tax was not in effect during the same period in 2012.  We experienced an increase in our general liability insurance of approximately $13,000. Additional increases in our general costs were approximately $5,000 in bank fees, approximately $28,000 in travel costs and $15,000 in show costs mainly to support J-Plasma™ products.  However, we did have a reduction of approximately $49,000 shareholder related expenses due to the timing of the annual meeting and the cost of implementing XBRL in the prior year, a reduction of regulatory costs of approximately $13,000 and commissions decreased by approximately $86,000 mainly due to reduced sales.

For the nine months ending September 30, 2013, selling, general and administrative costs increased approximately $471,000 or 14.5% as compared to the same period in 2012.  Our sales and marketing related costs increased by approximately $204,000 which included reductions on our distribution side of our business and increased costs diverted to the promotion and marketing of our J-Plasma products. The medical device excise tax instituted by the Affordable Care Act amounted to an increase of approximately $284,000 for the period as this tax was not in effect and absent during the same period in 2012.  We experienced an increase in our general liability insurance of approximately $79,000. Additional increases in our general costs amounted to approximately $69,000 which included increases in computer related expenses, regulatory testing related to our effort to become Dash 3 compliant, and various other overhead related costs.  However, we did have reductions of approximately $26,000 in amortization expense, approximately $23,000 in shareholder related expenses due to the timing of the annual meeting and the cost of implementing XBRL in the prior year, approximately $68,000 reduction in commission expense due to reduced sales and approximately $48,000 in reduced advertising costs.

Legal award

In connection with the previously disclosed litigation pending in the United States District Court for the Middle District of Florida between the Company and Leonard Keen, the Company’s former Vice President and General Counsel, on August 8, 2013, following a jury trial, the jury returned a verdict in favor of Mr. Keen awarding him $622,500 in severance.  In addition, the jury determined that, Mr. Keen’s previously issued 110,000 stock options should be reinstated and accelerated, and that the Company must indemnify Mr. Keen for any damages or costs he suffered in his capacity as an employee of Bovie pursuant to the terms of Mr. Keen’s prior employment agreement with the Company. Lastly, Mr. Keen was awarded attorney’s fees in an amount to be determined by the Court.  The Company recorded a liability of approximately $1.04 million, of which consisted of around $622,500 for severance, $225,000 for attorneys fees and costs, and $193,000 in additional compensation expense related to the reversal of the stock options.

Other Income

(in thousands)	Three months ended September 30,		Percent of sales				Percent change		Nine months ended September 30,		Percent of sales				Percent change
	2013	2012	2013		2012				2013	2012	2013		2012
Net interest expense	$(54)	$(58)	(0.9	) %	(0.9	) %	(6.8	) %	$(171)	$(175)	(1.0	) %	(0.8	) %	(2.3	) %
Change in fair value of liabilities	$13	$(135)	(0.2	) %	(2.0	) %	(109.6	) %	$17	$(108)	0.1%		(0.5)		(115.6	) %

As a result of the change in fair value of the warrants associated with the equity issuance in April 2010, we recorded a non-cash gain of approximately $13,000 for the three months ended September 30, 2013 compared to a non-cash loss of approximately $135,000 for the same three month period in 2012, resulting in a change of approximately $148,000.

During the nine month period ended September 30, 2013 we recorded a non-cash gain of approximately $17,000 compared to a non-cash loss of approximately $108,000 for the same nine month period ended in 2012 related to the change in fair value of the warrants.

The derivative warrant liability was valued at approximately $85,000 at December 31, 2012 and was valued at approximately $68,000 at September 30, 2013.

For the three and nine-month period ended September 30, 2013 as compared to the same period in 2012, net interest expense decreased approximately $4,000 mainly due to a declining principal balance.

Income Taxes

(in thousands)	Three months ended September 30,		Percent of sales		Percent change		Nine months ended September 30,		Percent of sales		Percent change
	2013	2012	2013	2012			2013	2012	2013	2012
Income before income taxes	$(516)	$89	(8.9)%	1.3%	(679.8	) %	$(2,944)	$635	(16.8)%	3.0%	(563.6)%
Provision for income taxes, net	$175	$(96)	3.0%	(1.4)%	(282.3	) %	$1,074	$(304)	6.1%	(1.5)%	(453.3)%
Effective tax rate	33.9%	107.9%					36.5%	47.9%

While we are subject to U.S. federal income tax as well as income tax of certain state jurisdictions, during the three months ended September 30, 2012, our current provision was zero because the net effect of our permanent and temporary differences resulted in us recognizing a loss for tax purposes. However, for the three month period ended September 30, 2012, permanent differences related to fair value adjustments resulted in us recognizing a gain for tax purposes and our current provision was approximately $96,000. At September 30, 2013, we have remaining net operating loss carryforwards and other net deferred income tax assets of approximately $2.9 million to reduce future taxable income.  Our effective tax rate of 47.9% for the nine months ended September 30, 2012 was greater than the statuatory tax rates primarily because we recognized certain losses from the fair value adjustments for financial statement purposes that are not expected to reverse (i.e. permanent differences).

Net Income

(in thousands)	Three months ended September 30,		Percent of sales			Percent change		Nine months ended September 30,		Percent of sales			Percent change
	2013	2012	2013	2012				2013	2012	2013		2012
Net income (loss)	$(341)	$(7)	(5.9)%	(0.1	) %	(4,771)%	%	$(1,870)	$331	(10.7	) %	1.6%	(665.0	) %

Product Development

We have developed most of our products and product improvements internally.  Funds for this development have come primarily from our internal cash flow and equity issuances.  We maintain close working relationships with physicians and medical personnel in hospitals and universities who assist in product research and development.  New and improved products have historically played a critical role in our sales growth.  We continue to emphasize the development of proprietary products and product improvements to complement and expand our existing product lines.  We have a centralized research and development focus in Florida for new product development and product improvements.  Our research, development and engineering units at our manufacturing location maintain relationships with distribution locations and customers to provide an understanding of changes in the market and product needs.  During the first nine months of 2013, we continued to invest in expanding and enhancing our J-Plasma™ product line and technology, ICON VS™ and the accompanying vessel sealing technology.  We intend to pay the ongoing costs for this development from operating cash flows.

At this time, we do not contemplate any material purchase or acquisition of assets during the next twelve months that our ordinary cash flow would be unable to sustain.

Reliance on Collaborative, Manufacturing and Selling Arrangements

We depend on certain contractual OEM customers for product development.  In these situations, we plan to manufacture the products developed.  The customer has no legal obligation, however, to purchase the developed products.  If the collaborative customer fails to give us purchase orders for the product after development, our future business and value of related assets could be negatively affected.  Furthermore, we can give no assurance that a collaborative customer may give sufficient high priority to our products.  In addition, disagreements or disputes may arise between us and our contractual customers, which could adversely affect production of our products.  We also have two collaborative arrangements with foreign suppliers, one informal and one contractual, in which we request the development of certain items and components, and we purchase them pursuant to purchase orders.  Our purchase orders are never longer than one year and are supported by orders from our customers. We previously amended the manufacturing agreement with our Bulgarian supplier, which may result in certain contingent liabilities on our part if we terminate our arrangement prior to July 1, 2014 (see Note 9).

Liquidity and Capital Resources

We are continuing to make substantial investments in the development and marketing of our J-Plasma™ technology, which may adversely affect our profitability and cash flow in the next 12 to 24 months.  While we believe that these investments may generate additional revenues and profits in the future, there can be no assurance that J-Plasma will be successful or that such future revenues and profitability will be realized. Since June 2010 through September 30, 2013, we have invested approximately $2.6 million in the development and marketing of our J-Plasma™ technology. We continue to receive positive feedback from a variety of surgeons who use the J-Plasma™ instruments for the first time in our labs and other demonstrations, however, we have experienced longer than anticipated time frames between committee meetings related to the process to obtain approval from hospital purchasing committees and consequently, these approvals have not been forthcoming as of the date of this report. These longer time frames have delayed our previously anticipated sales of J-Plasma™ instruments. These events, coupled with the factors described in the previous sentences, have had a material adverse effect on our cash position.

We had approximately $2.5 million in cash and cash equivalents at September 30, 2013. While we believe our cash on hand, as well as anticipated cash flows from operations, will be sufficient to meet our operating cash commitments for the next twelve months, due to the factors described below, we are seeking additional financing from the capital markets in order to provide the necessary funding to market and distribute our J-Plasma™ products on a quicker timeline. However, there can be no assurance that we can obtain such additional financing on commercially reasonable terms, if at all.

Our working capital at September 30, 2013 decreased by approximately $3.0 million to $11.3 million compared to approximately $14.3 million at December 31, 2012. This decrease was mainly the result of increased accrued expenses related to the verdict rendered in the Keen lawsuit (see Note 9), coupled with a decrease in our accounts receivable, increased expenses and investment in our J-Plasma product line, and increases in payables and other accruals. Accounts receivable days of sales outstanding were 34.0 days and 39.1 days at September 30, 2013 and 2012, respectively. The number of days worth of sales in inventory, which is the total inventory available for production divided by the 12 month average cost of materials, increased 62 days to 280 days equating to an inventory turn ratio of 1.2 at September 30, 2013 from 218 days and an inventory turn ratio of 1.4 at December 31, 2012. The higher number of days worth of sales is mainly due to increased inventory purchases related to our new J-Plasma™ line of products during the nine month period ended September 30, 2013.

We used cash in operations of approximately $1.2 million for the nine months ended September 30, 2013, compared to cash provided by operations of approximately $154,000 for the same period in 2012, an increase in cash used of approximately $1.3 million.

During the nine month period ended September 30, 2013, we used approximately $417,000 for the purchase of property and equipment as compared to purchases amounting to approximately $449,000 for the same period in 2012.

We used cash in financing activities of approximately $55,000 during the first nine months of 2013, a decrease of cash used of approximately $42,000 as compared with the same period in 2012. The decrease in cash used resulted primarily from the repayment of long term debt offset by our receipt of funds from individuals related to the exercise of stock options during the nine months ended September 30, 2013.

We currently have approximately $3.3 million outstanding under industrial revenue bonds which we previously used for the purchase and renovation of our Clearwater, Florida facility.  These bonds were refinanced in October 2011 through PNC Bank, N.A. The bonds, which have a 20-year amortization term, bear interest at a fixed interest rate of 5.6%.  Scheduled maturities of this indebtedness are approximately $73,000, $3.2 million for 2013 and 2014, which includes additional monthly principal payments and an accelerated balloon payment date pursuant to the forbearance amendment to our credit agreement dated October 22, 2013 mentioned below.

On October 22, 2013, we entered into an amendment to our credit facilities with PNC Bank.  Pursuant the amendment, we terminated our revolving line of credit. In addition, the amendment provided for changes to our mortgage note credit facility and previous amendment: (a) the definition of “adjusted EBITDA” contained in our credit agreement dated October 31, 2011, as amended, relating to $4,000,000 in Pinellas County Industrial Development Revenue Bonds Series 2008 was amended to exclude the one-time payment on the judgment in favor of Leonard Keen in the approximate amount of $848,000, effective as of June 30, 2013; (b) in addition to the payments of principal and interest otherwise required under the bonds, from November 1, 2013 through and including September 1, 2014, the Company shall make additional principal payments of $12,000 per month and redeem the bonds in full on October 1, 2014; and (c) amended the covenant containing the adjusted EBITDA targets, as more fully set forth in the fourth amendment. The amendment also grants PNC a security interest in all of our property and equipment (excluding patents) as additional collateral to secure the our obligations under the credit agreement. All other terms of our remaining credit agreement, as amended, remain in full force and effect.

The Company intends to refinance the debt with another financial institution, of which there can be no assurance that we can obtain such additional financing on commercially reasonable terms, if at all. The result of refinancing this debt may require an exit fee of approximately $390,000, measured as of October 31, 2013, to pay off an embedded swap interest rate collar position depending upon the type of financing. This interest rate collar was the result of our previous refinancing of the industrial revenue bonds on October 31, 2011 with PNC Bank.

Pursuant to the terms of the our previous amendment to our credit facility, we are required, among other things, to maintain a minimum adjusted EBITDA in at least the following amounts, for the following periods: (a) ($525,000) for the three months including March 31, 2013; (b) ($1,100,000) for the six months ending June 30, 2013; (c) ($1,400,000) for the nine months ended September 30, 2013; and (d) ($1,550,000) for the twelve months ended December 31, 2013. We must also maintain a Fixed Charge Coverage Ratio of at least the following at the end of the following periods: (i) 1.25:1.0 for the three months ended March 31, 2014; (ii) 1.25:1.0 for the six months ended June 30, 2014; (iii) 1.25:1.0 for the nine months ended September 30, 2014.

At September 30, 2013, we were in full compliance with the amended loan covenants and ratios for our credit facility.

Our future contractual obligations for agreements with initial terms greater than one year and agreements to purchase materials in the normal course of business are summarized as follows (in thousands):

Description	Years Ending December 31,
	2013	2014	2015	2016	2017	2018
Operating leases	$37	$12	$-	$-	$-	$-
Employment agreements	242	846	786	-	-	-
Contingent payments to supplier	32	73	-	-	-	-
Purchase commitments	666	1,901	-	-	-	-
Consulting contracts	18	72	-	-	-	-
Long-term debt	73	3,243	-	-	-	-
Total	$1,068	$6,147	$786	$-	$-	$-

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

We have net operating loss and tax credit carry-forwards available in certain jurisdictions to reduce future taxable income. Future tax benefits for net operating loss and tax credit carry forwards are recognized to the extent that realization of these benefits is considered more likely than not. This determination is based on the expectation that related operations will be sufficiently profitable or various taxes, business and other planning strategies will enable us to utilize the operating loss and tax credit carry-forwards. We cannot be assured that we will be able to realize these future tax benefits or that future valuation allowances will not be required. To the extent that available evidence raises doubt about the realization of a deferred income tax asset, a valuation allowance is established.

It is our policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. To the extent that the probable tax outcome of these uncertain tax positions changes, such changes in estimate will impact the income tax provision in the period in which such determination is made. At September 30, 2013, we believe we have appropriately accounted for any unrecognized tax benefits. To the extent we prevail in matters for which a liability for an unrecognized tax benefit is established or we are required to pay amounts in excess of the liability, our effective tax rate in a given financial statement period may be affected.

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

Recent Accounting Pronouncements

See Note 4.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Our short-term investments consist of cash, cash equivalents and overnight investments. As such we do not believe we are exposed to significant interest rate risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid overnight money market investments. If a 10% change in interest rates were to have occurred on September 30, 2013, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of September 30, 2013. Based upon that evaluation, our CEO and CFO concluded that, as of the end of that period, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f)) during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the evaluation of the effectiveness of disclosure controls for the reporting period ended June 30, 2013, our CEO and CFO concluded, as of the end of that period, our disclosure controls and procedures were not effective and that there was a material weakness in our internal control over financial reporting.  The primary factor contributing to the material weakness in the design and operating effectiveness of our internal control over financial reporting resulted from our failure to analyze the effect on the financial covenant default contained in our credit agreement with PNC Bank relating to our mortgage note payable which resulted in our failure to properly classify approximately $3.2 million of the mortgage note payable as a current liability on our  originally filed consolidated balance sheet as of June 30, 2013.  At the time of filing, we previously disclosed the default and its effect related to our line of revolving credit in our original Form 10-Q filed with the SEC on August 14, 2013.  However, disclosure of the effect of the additional default related to the mortgage note payable and the resultant reclassification of $3.2 million of long-term portion of the mortgage note payable to a current liability were not included in the original filing. We corrected and restated this change in an amended filing on September 25, 2013.

Following discussions with our independent auditors, and with the oversight of our audit committee, we remediated the underlying cause of the material weakness, primarily through additional training, the development and implementation of formal policies and improved processes and documented procedures.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Livneh/Lican Action

In July 2012, Steven Livneh and two of his related entities, Henvil Corp. Ltd. and Lican Development Ltd., commenced a new action against the Company, Andrew Makrides, and Moshe Citronowicz in the United States District Court for the Middle District of Florida (Tampa Division).  The complaint asserts, among other things, that (i) the defendants breached their obligations to the plaintiffs under a Settlement Agreement effective as of December 28, 2011, the terms of which have been disclosed in our previous filings, by allegedly failing to take certain actions that would have facilitated the plaintiffs’ marketing and sale of the Seal-N-Cut products in the People’s Republic of China (“PRC”), (ii) that defendants tortiously interfered with plaintiffs’ business relationships and expectations in PRC allegedly by, among other things, refusing to provide plaintiffs with an ICON VS generator and (iii) plaintiffs allegedly suffered damages as a result of defendants’ breaches and misrepresentations.  The complaint seeks, among other things, the following: (i) compensatory damages in excess of $10 million, (ii) an order directing Bovie to provide plaintiffs with an ICON VS generator, (iii) an assignment to plaintiffs of all patents identified in the Settlement Agreement, and (iv) rescission of the Settlement Agreement.  We continue to believe the allegations to be without merit, and we will continue to defend the action vigorously

Earlier this year, both parties moved for summary judgment.  Plaintiffs moved for a judgment as to the defendants’ liability for breach of contract, leaving the decision of damages for determination later.  Defendants moved for a determination that the plaintiffs could not recover their alleged lost profits in PRC as consequential damages, arguing that any such damages would be speculative and for dismissal of the tortuous interference and fraud in the inducement claims.  On September 23, the Court denied all summary judgment motions.

Trial is scheduled for December 2013.

The outcome of this matter is uncertain, no range of potential loss can be estimated, and accordingly no effect has been given to any loss that may result from the resolution of this matter in the accompanying consolidated financial statements.

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

On March 29, 2012, plaintiffs amended their complaint to remove one of the plaintiffs and replace it with another. The amended complaint asserts essentially the same allegations as the original filing. We believe the allegations to be frivolous and without merit and we intend to defend the action vigorously. We are investigating whether there is a collusive connection between the derivative action and the previously settled lawsuit with Livneh. In May 2012, we, together with the individual defendants filed a motion to dismiss the plaintiff’s complaint based, in part, upon the plaintiff’s failure to make demand upon the board as required by applicable law. The motion was denied and the parties are proceeding with discovery.  The parties are presently engaged in a court sanctioned mediation process.  The outcome of this matter is uncertain, no range of potential loss can be estimated and accordingly no effect has given to any loss that may result from the resolution of this matter in the accompanying consolidated financial statements.

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

Mr. Keen has filed a motion requesting an award of attorney’s fees pursuant to his employment agreement and Florida Law.  The Company has filed its own request of statutory fees as the prevailing party on plaintiff’s dismissed Florida Whistleblower Act claim.  These motions are awaiting a decision from the Court.  The Company has elected not to appeal the verdict.

Amounts related to the verdict of this case were accrued and expensed in the second quarter ended June 30, 2013.

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

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1	Fourth Amendment to Credit Documents dated as of October 22, 2013 between Bovie Medical Corporation and PNC Bank National Association.**

101.1	Financial Statements from the Quarterly Report on Form 10-Q of Bovie Medical Corporation for the three and nine months ended September 30, 2013, filed on November 14, 2013, formatted in XBRL.

** Incorporated by reference from the Company’s 8-K filing with the Commission on October 28, 2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bovie Medical Corporation

Dated: November 14, 2013	By:	/s/ Andrew Makrides
Andrew Makrides
Chief Executive Officer

Dated: November 14, 2013	By:	/s/ Gary D. Pickett
Gary D. Pickett
Chief Financial Officer