Form 10-K
period 2013-12-31
BOVIE MEDICAL CORP
filed 2014-03-31
CIK 719135

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Commission file number 0-12183

BOVIE MEDICAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	11-2644611
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5115 Ulmerton Rd., Clearwater, Florida 33760
(Address of principal executive offices)

(800) 537-2790
(Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each Exchange on which registered
Common Stock, $.001 Par Value	NYSE MKT Market

Securities registered under Section 12(g) of the Exchange Act:
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes:  ☐     No ☒

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of June 30, 2013, the registrant’s most recently completed second fiscal quarter, was approximately $52,558,000.

The number of shares of the registrant's $.001 par value common stock outstanding on the NYSE MKT exchange as of March 14, 2014 was 17,826,336

Company Symbol-BVX
Company SIC (Standard Industrial Code)-3841

DOCUMENTS INCORPORATED BY REFERENCE

None.

Bovie Medical Corporation
2013 Form 10-K Annual Report

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

Part I

ITEM 1.  Business

General

Bovie Medical Corporation (“Company”, “Bovie Medical”, “we”, “us”, or “our”) was incorporated in 1982, under the laws of the State of Delaware and has its principal executive office at 5115 Ulmerton Rd., Clearwater, Florida, 33760.

We are an energy-based medical device company specializing in developing, manufacturing, and marketing a range of electrosurgical products and technologies as well as related medical products used in doctor’s offices, surgery centers and hospitals worldwide. Our medical devices are marketed through both private labels and Bovie’s own well-respected brands (Bovie®, Aaron®, IDS™ and ICON™) to distributors throughout the world.  The Company also leverages its expertise through original equipment manufacturing (OEM) agreements with other medical device manufacturers.

We are also the developers of J-Plasma®, a patented new plasma-based surgical product. J-Plasma® utilizes a gas ionization process that produces a stable, focused beam of ionized gas that provides surgeons with greater precision, minimal invasiveness and an absence of conductive currents during surgery.  While currently in the early stages of commercialization, we believe that J-Plasma® has the potential to be a transformational product for surgeons.

Significant Subsidiaries

Aaron Medical Industries, Inc. is a wholly-owned Florida corporation based in Clearwater, Florida. It is principally engaged in the business of marketing our medical products.

Industry

Healthcare reform has caused consolidation among providers, with hospitals merging, physician practices joining hospitals and institutions combining to form Accountable Care Organizations to manage patients on an interdisciplinary basis.  Although the medical device industry can be challenging and very competitive, we believe it will continue to have a positive long term growth trajectory with the number of surgical procedures performed increasing annually as a result of the aging “baby boomer” population. Additionally, we also anticipate a continued increase in minimally invasive surgical procedures due to ongoing advancements in technology coupled with continued overall pressure to reduce healthcare costs via a reduction in patient trauma and recovery time. Expanding global markets will also continue to provide growth opportunities for the medical device industry.

We believe that Bovie Medical has sustainable, competitive advantages in the medical device market for several reasons. We have a long history in electrosurgery. In fact our inspiration dates back to the first use of an electrosurgical generator in an operating room in the U.S. in 1926 where Dr. William T. Bovie was present. This has made the Bovie brand well known amongst surgeons the world over. In addition to having pioneered the field, Bovie is recognized for its outstanding product quality supported by strong engineering and research and development capabilities.

Business Strategy

We are pursuing a dual strategy that involves the continued development and growth of our core medical device business and the accelerated launch of our J-Plasma ® product.

Bovie Medical today offers a full line of office, surgery center and hospital-based electrosurgical generators and accessories with state-of-the-art models, the most complete offering of any U.S. manufactured electrosurgical generator product. We will build upon this leadership position by continuing to provide superior products under the well-known and highly-respected Bovie brands. New product introductions, enhancements and innovations are important elements of our strategy and will be supported by investments in research & development. In addition, we expect to continue to add product lines through our distributor network as part of our strategy to drive both organic and acquisition growth and to add value to our distribution partners. At the same time, we will work to leverage our significant know-how and the relationships already in place with some of the biggest companies in the medical technology field to become the OEM provider of choice to other industry participants in order to further increase our market share.

J-Plasma®

The cornerstone of our growth strategy is the full launch of our J-Plasma® product, which utilizes a gas ionization process to produce a stable, focused beam of ionized gas that provides surgeons with greater precision, minimal invasiveness and an absence of conductive currents through the patient during surgery. FDA-approved since 2012, J-Plasma’s® retractable blade allows it to function as a cutting tool that leaves behind almost no tissue damage. Our main focus is to drive awareness and adoption of J-Plasma® initially amongst surgeons in the gynecological, dermatological and plastic surgery specialties, and then introduce the product to surgeons in other specialties including general surgery, colorectal surgery, oncology, urology and ENT.

As of early 2014, J-Plasma® was being used in over two dozen sites in the U.S. We are currently laying the foundation for a broader product launch by soliciting white papers, of which 7 are underway, recruiting a dedicated sales force and bringing on world-class sales and surgeon training capabilities. We believe that these actions will enable us to significantly accelerate the growth of J-Plasma® sales in the periods ahead.

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

ICON™ GS (J-Plasma)

Our J-Plasma® technology is the foundation for the ICON™ GS plasma system, which utilizes a gas ionization process producing a stable thin focused beam of ionized gas that can be controlled in a wide range of temperatures and intensities, providing the surgeon greater precision, minimal invasiveness and an absence of conductive currents through the patient during surgery. Sales of J-Plasma began in 2013 and amounted to approximately $45,000. We continue to expand the development of this product line including enhancements to our proprietary handpieces and generator.

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

Aaron ®2250 / 3250 and IDS™ 200 / 300 / 400

Given the market interest in more powerful electrosurgical generators, we have developed 200, 300 and 400-watt multipurpose digital electrosurgery generators designed for the rapidly expanding surgi-center market and the hospital market. The digital hardware allows very high parallel data processing throughout the operation. All data is sampled and processed digitally. For the first time in electrosurgery, through digital technology, we are able to measure tissue impedance in real time (5,000 times a second). These units have been designed based on a digital feedback system. Bovie is using dedicated digital hardware instead of a general purpose controller for processing data. As the impedance varies, the power is adjusted to deliver a consistent clinical effect. The IDS™ 200 / Aaron® 2250 have the capability to do most procedures performed today in the surgery center or outpatient settings and were introduced in 2003. Although 200 watts is more than enough power to do most procedures in the operating room, 300 watts is considered the standard and believed to be what most hospitals and surgery center will require. Therefore, we developed the IDS™ 300/ Aaron® 3250. The Bovie® IDS™ 400 is a 400 watt generator designed primarily for sale in the overseas markets. These units feature both monopolar and bipolar functions, have pad and tissue sensing, plus nine blended cutting settings.

The next generation of the above generators with the same power output, but with additional features will meet all of the current and impending regulatory requirements world-wide. The new units will be identified as the IDS-210 / 310 and Aaron 2350 / 3350.  These new generators, which received FDA 510k approval in March 2014, will give us the ability to compete in markets that we have previously been excluded from due to regulatory requirements.

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

Cauteries

Battery Operated Cauteries

Battery operated cauteries constitute our second largest product line. Cauteries were originally designed for precise hemostasis (to stop bleeding) in ophthalmology. The current use of cauteries has been substantially expanded to include sculpting woven grafts in bypass surgery, vasectomies, evacuation of subungual hematoma (bleeding from a smashed fingernail) and for arresting bleeding in many types of surgery. Battery operated cauteries are primarily sterile one-time use products. We manufacture one of the broadest lines of cauteries in the world, including but not limited to, a line of replaceable battery and tip cauteries, which are popular in overseas markets. The company has introduced an updated, patent pending line of battery operated cauteries designed to allow easier recycling of the alkaline batteries and to minimize accidental activation.

Other Products

Battery Operated Medical Lights

We manufacture a variety of specialty lighting instruments for use in ophthalmology as well as specialty lighting instruments for general surgery, hip replacement surgery and for the placement of endotracheal tubes in emergency and surgical procedures. We also manufacture and market physicians’ office use penlights.

Nerve Locator Stimulator

We manufacture a nerve locator stimulator primarily used for identifying motor nerves in hand and facial reconstructive surgery. This one time use instrument is a self-contained, battery-operated unit, that is individually packaged sterile, for one time use.

LED Medical Lighting from Medical Illumination International

Bovie Medical entered into an exclusive agreement with Medical Illumination International to market and sell their product line for distribution in the US medical market. These US manufactured lights are the same call point as our other physician and surgery center products and sales in 2013 totaled approximately $1,452,000.

Research and Development and New Products

Our research and development activities are essential to our strategy of developing new innovative products for our sales organization, distribution network and our OEM customers. Our R&D emphasis is on creating and developing proprietary products and product extensions to complement and expand our existing product lines.. Through close working relationships with physicians and medical personnel in hospitals and universities, we are able to focus our resources on developing new products that meet current market needs. Bovie R&D teams are housed at our manufacturing and assembly hub in Clearwater, Florida and at our manufacturing facilities in Bulgaria and China. Our R & D expenditures were approximately $1.3, $1.3 and $1.2 million for the years 2013, 2012,  and  2011 respectively.

Derm 101 & Derm 102

The Derm 101 and Derm 102 are slated to be released in the beginning of the second quarter of 2014 and will be introduced at the American Academy of Dermatology in late March 2014.  These products are 10 watt high frequency desiccators for use in family practice, aesthetics and dermatology settings.  They will compete with established high frequency desiccators that go up to 40 watts in power, but will be offered at a new price point.  The Derm 101 is priced for affordability by family practice doctors. The Derm 101 uses the same dermatology type tips and accessories as the larger units and should expand our market for both the units and the disposable stream.  The 10 watt maximum output is capable of accomplishing 95% of all dermatology procedures currently performed with the higher power units.  The Derm 101 and 102 have a universal power supply, meaning it can be plugged in virtually anywhere in the world, and meet or exceed the latest stringent international standards.

Seal-N-Cut™ Handle and Accessories

The Seal-N-Cut™ is a disposable endoscopic surgical handle that supports a variety of electrical and mechanical modes. This technologically advanced endoscopic device will target the growing vessel and tissue sealing and cutting market. We have experienced significant delays in the development of this product for market due to modifications and improvements related to the product design. In addition, as previously disclosed in the November 2013 Settlement Agreement with Steven Livneh (the “Settlement Agreement”), we granted Steven Livneh an exclusive, transferrable, irrevocable license to make, have made, use, market and sell the Seal-N-Cut device in the People’s Republic of China (the “PRC”) and a non-exclusive, transferrable and irrevocable license to make, have made, use, market, and sell, Seal-N-Cut anywhere other than the PRC.  We and Mr. Livneh each agreed to pay the other a royalty equal to 3% of Net Sales (as defined in the Settlement Agreement) of Seal-N-Cut.

Sales & Marketing

Excluding J-Plasma® ,the majority of our products are marketed through medical distributors, which distribute to more than 6,000 hospitals, doctors offices, and other healthcare facilities. New distributors are contacted through responses to our advertising in international and domestic medical journals and domestic or international trade shows. International sales represented approximately 17% of total revenues in 2013, 18% in 2012 and 21% in 2011. Our products are sold in more than 150 countries through local dealers which are coordinated by sales and marketing personnel at the Clearwater, Florida facility.

We launched our new surgical suite J-Plasma® product line in 2013 using a network of approximately 50 commission-based sales contractors to market and sell these products.  In 2014 we plan to enhance the marketing and sales of the J-Plasma® product line with a minimum of 10 direct/employed sales reps along with approximately 30 commissioned-based sales contractors.

Our business is generally not seasonal in nature.

Competition

We compete with numerous manufacturers and distributors of medical supplies and devices, many of which are large and well-established. With the exception of J-Plasma™ and endoscopic instrumentation, which are sold directly to the end-user under our own brand, many of our products are private labeled.  The majority of the products in our core business are sold through distributors under the Bovie® or Aaron® label.  The balance is private labeled for major distributors who sell it under their own name. By having private labeling and branded distribution we are able  to increase our position in the marketplace and compete with much larger organizations.  While our private label customers distribute products through their internal sales force, the majority of our products are sold through distribution which increases our sales potential and helps level the playing field relative to our large competitors that sell direct. Domestically, we continue to believe that we have a substantial market share in the field of electrosurgical generator manufacturing through our Bovie branded and OEM units.

Our main competitors in electrosurgical and accessory markets are Valleylab (a division of Covidien), Conmed and Erbe Electromedizine.  In the battery operated cautery market, our main competitor is Beaver Visitec, and in the endoscopic instrumentation market, it is Ethicon (a division of Johnson and Johnson) and Covidien Surgical Solutions (formally U.S. Surgical, a division of Covidien). Currently, we are the only company with helium based plasma and retractable blade products. However, there are argon plasma competitors, Conmed and Plasmajet, and CO2 laser competitors for our target market.  We believe our competitive position did not change in 2013.

Intellectual Property

We rely on our intellectual property that we have developed or acquired over the years including patents, trade secrets, technical innovations, and various licensing agreements to provide our future growth and build our competitive position. We own 18 patents and 8 trademarks in the U.S. and have had 12 patents issued outside the U.S. Some of our early patents are nearing the end of their patent term. We also have filed a number of U.S. and international patent applications for various new products. As we continue to expand our intellectual property portfolio we believe it is critical for us to continue to invest in filing patent applications to protect our technology, inventions, and improvements. However, we can give no assurance that competitors will not infringe on our patent rights or otherwise create similar or non-infringing competing products that are technically patentable in their own right.

Manufacturing and Suppliers

We are committed to producing the most technically advanced and highest quality products of their kind available on the market.We manufacture the majority of our products on our premises in Clearwater, Florida which is certified under the ISO international quality standards and which is subject to continuing regulation and routine inspections by the FDA to ensure compliance with regulations relating to our quality system, medical device reporting, and adherence to FDA restrictions on promoting products for unapproved or off-label uses. In addition, we are subject to regulations under the Occupational Safety and Health Act, the Environmental Protection Act and other federal, state and local regulations.

We also have collaborative arrangements with three foreign suppliers under which we request the development of certain items and components, which we purchase pursuant to purchase orders. Our purchase order commitments are never more than one year in duration and are supported by customer orders.. Over the past several years we have expanded the use of our Bulgarian supplier who manufactures a substantial number of our generator and accessory components. We anticipate expanding this relationship further to include the manufacturing of a large number of our plasma components as well as the manufacturing our new Derm 101 and 102 product lines.

Customers

We sell the majority of our current products through major distributors which include Cardinal Health, Independent Medical Co-Op Inc. (IMCO), McKesson Medical Surgical, Inc., Medline, National Distribution and Contracting Inc. (NDC) , Owens & Minor, and Physician Sales & Service (PSS) now a division of McKesson and have manufacturing agreements for private label of certain products with others.

Backlog

The value of unshipped factory orders is not material.

Employees

At December 31, 2013, we had 136 full-time employees of which 5 were executive officers, 19 supervisory personnel, 10 sales personnel, and 102 technical support, administrative, and production employees. None of our current employees is covered by a collective bargaining agreement, and we have never experienced a work stoppage. We consider our employee relations to be good.

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

We have also invested substantial resources to develop our J-Plasma™ technology. If we are unable to gain acceptance in the marketplace of J-Plasma™, our business and results of operations may be materially and adversely affected. From June of 2010 through December 31, 2013, we have invested approximately $2.9 million in the development and marketing of our J-Plasma™ technology.

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

Our main competitors in electrosurgical and accessory markets are Valleylab (a division of Covidien), Conmed and Erbe Electromedizine.  In the battery operated cautery market, our main competitor is Beaver Visitec, and in the endoscopic instrumentation market, it is Ethicon (a division of Johnson and Johnson) and Covidien Surgical Solutions (formally U.S. Surgical, a division of Covidien). Currently, we are the only company with helium based plasma and retractable blade products. However, there are argon plasma competitors, Conmed and Plasmajet, and CO2 laser competitors for our target market.  We believe our competitive position did not change in 2013.

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

The amount expended by us on research and development of our products during the years 2013, 2012 and 2011, totaled approximately $1.3, $1.3 and $1.2 million respectively. During the past three years, we invested substantial resources in the development and marketing of our J-Plasma™ technology, including the ICON™ GS plasma system, Endoscopic Modular Instruments and accompanying new generators. We have not incurred any direct costs relating to environmental regulations or requirements. For 2014, we expect the amount of our expenditures for research and development activities to remain similar to the level in 2013.

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

We operate internationally and enter into transactions denominated in foreign currencies. To date, we have not hedged our exposure to changes in foreign currency exchange rates, and as a result, we are subject to foreign currency transaction and translation gains and losses. We purchase goods and services in U.S. dollars and Euros. Foreign exchange risk is managed primarily by satisfying foreign denominated expenditures with cash flows or assets denominated in the same currency therefore we are subject to some foreign currency fluctuation risk. Our currency value fluctuations were not material for 2013.

Our operations and cash flows may be adversely impacted by healthcare reform legislation.

The Patient Protection and Affordable Care Act and Health Care and Education Affordability Reconciliation Act were enacted into law in the U.S. in March 2010.  Among other initiatives, this legislation imposes a 2.3% excise tax on domestic sales of class I, II, and III medical devices beginning in 2013. Substantially all of our products are class I or class II medical devices. In the short term we do anticipate that this tax on medical devices will negatively affect our results of operations and cash flows by approximately $300,000 to $500,000 annually. However, since approximately 83% of our 2013 sales were derived in the U.S. we cannot predict if any additional regulations will be implemented at the federal or state level, or the effect of any future legislation or regulation in the U.S. or internationally.

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

Risks Relating to Our Business

We have historically done a substantial amount of business with certain original equipment manufacturers (“OEM”) which as a group have produced substantial revenues for our Company. Loss of business from a major OEM customer will likely materially and adversely affect our business.

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

We also have collaborative arrangements with three key foreign suppliers under which we request the development of certain items and components and we purchase them pursuant to purchase orders. Our purchase order commitments are never more than one year in duration and are supported by orders from our customers. While we believe we could ultimately procure other sources for these components, should we experience any significant disruptions in this key supply chain, it could render us unable to meet the demands of our customers which as a result could adversely affect our earnings. Over the past few years we have expanded the use of our Bulgarian supplier who manufactures a substantial number of our generator and accessory components. We anticipate expanding this relationship further to include manufacturing a large number of our plasma components as well as manufacturing our new Derm 101 and 102 product lines.

If we are unable to protect our patents or other proprietary rights, or if we infringe on the patents or other proprietary rights of others, our competitiveness and business prospects may be materially damaged.

We own 18 U.S. patents and 3 registered U.S. trademarks with some of our early patents nearing the expiration of their patent term. We also have several U.S. and international patent applications pending for various new products. We intend to continue to seek legal protection, primarily through patents, for our proprietary technology. Seeking patent protection is a lengthy and costly process, and there can be no assurance that patents will be issued from any pending applications, or that any claims allowed from existing or pending patents will be sufficiently broad or strong to protect our proprietary technology. There is also no guarantee that any patents we hold will not be challenged, invalidated or circumvented, or that the patent rights granted will provide competitive advantages to us. Our competitors have developed and may continue to develop and obtain patents for technologies that are similar or superior to our technologies. In addition, the laws of foreign jurisdictions in which we develop, manufacture or sell our products may not protect our intellectual property rights to the same extent as do the laws of the United States.

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

We have been and may in the future become subject to litigation proceedings that could materially and adversely affect our business.

Other Litigation

In addition to the litigation risks and proceedings mentioned below, we have recently been involved and may in the future become subject to legal claims or proceedings related to securities, employment, customer or third party contracts, environmental regulations, or other matters. The costs involved in defending these claims have been substantial, which have had an adverse effect on our profitability.  In addition, if other claims are asserted against us, we may be required to defend against such  claims, or deem it necessary or advisable to initiate a legal proceeding to protect our rights, the expense and distraction of such a claim or proceeding, whether or not resolved in our favor, could materially and adversely affect our business, financial condition and operating results. Further, if a claim or proceeding were resolved against us or if we were to settle any such dispute, we may be required to pay damages and costs or refrain from certain activities, any of which could have a material adverse impact on our business, financial condition and operating results.

Intellectual Property Litigation or Trade Secrets

We have experienced certain allegations of infringement of intellectual property rights and use of trade secrets in the past and may receive other such claims, with or without merit, in the future. Previously, claims of infringement of intellectual property rights have sometimes evolved into litigation against us, and they may continue to do so in the future. It is inherently difficult to assess the outcome of litigation. Although we believe we have had adequate defenses to these claims and that the outcome of the litigation will not have a material adverse impact on our business, financial condition, or results of operations, there can be no assurances that we will prevail. Any such litigation could result in substantial cost to us, significantly reduce our cash resources, and create a diversion of the efforts of our technical and management personnel, which could have an adverse effect on our business, financial condition and operating results. If we are unable to successfully defend against such claims, we could be prohibited from future sales of the allegedly infringing product or products, which could materially and adversely affect our future growth.

Product Liability Litigation

Although we carry liability insurance, due to the nature of our products and their use by professionals, we may, from time to time, be subject to litigation from persons who sustain injury during medical procedures in hospitals, physician’s offices or in clinics and defending such litigation is expensive, disruptive, time consuming and could adversely affect our business. We currently maintain product liability insurance with combined coverage limits of $10 million on a claims-made basis. There is no assurance that this coverage will be adequate to protect us from any possible liabilities (individually or in the aggregate) we might incur in connection with the sale or testing of our products. In addition, we may need increased product liability coverage as additional products are commercialized. This insurance is expensive and in the future may not be available on acceptable terms, if at all.

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

The continued global economic uncertainty and previous disruptions in credit markets, among other things, may materially limit credit availability in the credit and capital markets, lower levels of liquidity, cause increases in the rates of default and bankruptcy, and lower consumer and business spending. Although the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on the Company and our ability to raise capital or borrow money in the credit markets.  Similarly, current or potential customers and suppliers may no longer be in business, may be unable to fund purchases or may decide to reduce purchases, all of which could lead to reduced demand for our products, reduced gross margins, and increased customer payment delays or defaults. Further, suppliers may not be able to supply us with needed raw materials on a timely basis, may increase prices or go out of business, which could result in our inability to meet customer demand in a timely manner or affect our gross margins. We are also limited in our ability to reduce costs to offset the results of a prolonged or severe economic downturn given certain fixed costs associated with our operations.

We have incurred and may in the future incur impairments to our long-lived assets.

We review our long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Additionally, if in any period our stock price decreases to the point where our fair value, as determined by our market capitalization, is less than the book value of our assets, this could also indicate a potential impairment and we may be required to record an impairment charge in that period, which could adversely affect our results of operations.

Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance. We operate in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. Additionally, if our analysis indicates potential impairment to a long-lived intangible asset, we may be required to record additional charges to earnings in our financial statements, which could negatively impact our results of operations.

Risks Related to Our Stock

The market price of our stock has been and may continue to be highly volatile.

Our common stock is listed on the NYSE MKT Market under the ticker symbol “BVX.”  The market price of our stock has been and may continue to be highly volatile, and announcements by us or by third parties may have a significant impact on our stock price. These announcements may include:

●	our listing status on the NYSE MKT Market;
●	our operating results falling below the expectations of public market analysts and investors;
●	developments in our relationships with or developments affecting our major customers;
●	negative regulatory action or regulatory non-approval with respect to our new products;
●	government regulation, governmental investigations, or audits related to us or to our products;
●	developments related to our patents or other proprietary rights or those of our competitors; and
●	changes in the position of securities analysts with respect to our stock.

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

In addition, future sales by existing stockholders, warrant holders receiving shares upon the exercise of warrants, or any new stockholders receiving our shares in any financing transaction may lower the price of our common stock, which could result in losses to our stockholders.  Future sales of substantial amounts of common stock in the public market, or the possibility of such sales occurring, could adversely affect prevailing market prices for our common stock or our future ability to raise capital through an offering of equity securities. Substantially all of our common stock is freely tradable in the public market without restriction under the Securities Act, unless these shares are held by our “affiliates”, as that term is defined in Rule 144 under the Securities Act.

We have no present intention to pay dividends on our common stock and, even if we change that policy, we may be unable to pay dividends on our common stock.

We currently do not anticipate paying any dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and invest in our business. Any declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors and will depend on many factors, including our financial condition, earnings, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that our board of directors deems relevant.

If we change that policy and commence paying dividends, we will not be obligated to continue paying those dividends and our shareholders will not be guaranteed, or have contractual or other rights, to receive dividends. If we commence paying dividends in the future, our board of directors may decide, in its discretion, at any time, to decrease the amount of dividends, otherwise modify or repeal the dividend policy or discontinue entirely the payment of dividends. Under the Ohio law, our board of directors may not authorize the payment of a dividend unless it is either paid out of our statutory surplus.

The low trading volume of our common stock may adversely affect the price of our shares.

Although our common stock is listed on the NYSE MKT exchange, our common stock has experienced low trading volume. Limited trading volume may subject our common stock to greater price volatility and may make it difficult for investors to sell shares at a price that is attractive to them.

We may in the future seek to raise funds through equity offerings, which could have a dilutive effect on our common stock.

In the future we may determine to raise capital through offerings of our common stock, securities convertible into our common stock or rights to acquire these securities or our common stock. For instance, we are authorized to issue up to 40,000,000 shares of common stock and up to 10,000,000 shares of preferred stock, of which 3,500,000 shares have been designated as Series A 6% Convertible Preferred Stock.  The result of sales of such securities, or the conversion of the Series A 6% Convertible Preferred Stock into shares of common stock, the exercise of warrants issued in connection with such offering or the triggering of anti-dilution provisions in such securities would ultimately be dilutive to our common stock by increasing the number of shares outstanding. We cannot predict the effect this dilution may have on the price of our common stock.  In addition, the shares of preferred stock may have rights which are senior or superior to those of the common stock, such as rights relating to voting, the payment of dividends, redemption or liquidation.

Exercise of warrants and options issued by us will dilute the ownership interest of existing stockholders.

As of December 31, 2013, the warrants issued by us in April 2010 were exercisable for up to approximately 942,856 shares of our common stock, representing approximately 5% of our then outstanding common stock.

As of December 31, 2013, the warrants issued by us in December 2013 were exercisable for up to approximately 5,775,000 shares of our common stock, representing approximately 32% of our then outstanding common stock.

As of December 31, 2013, our outstanding stock options to our employees, officers, directors and consultants amounted to approximately 1.9 million shares of our common stock, representing approximately an additional 11% of our then outstanding common stock.

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

ITEM 2.  Properties

Bovie currently maintains a 60,000 square foot facility which consists of office, warehousing, manufacturing and research space located at 5115 Ulmerton Rd., Clearwater, Florida. Monthly principal and interest payments are approximately $29,000 per month. This facility presently houses our executive offices.

In February 2014, we closed our executive offices located in Melville, New York. This facility had previously been leased for approximately $1,500 per month.

In March 2014, we signed a lease for offices located in Purchase, New York. The leases is for 3,650 square feet of office space with a monthly cost of approximately $8,500 per month.

ITEM 3.  Legal Proceedings

Stockholder Derivative Action

In September 2011, the Company was served in a purported stockholder derivative action that was filed in the United States District Court for the Middle District of Florida against the Company and certain of its present and former officers and directors. The complaint asserts, among other things, breach of fiduciary duties and bad faith in relation to the management of the Company’s business. The complaint seeks, among other things, unspecified compensatory damages and various forms of equitable relief. The allegations in the derivative action appear to be based largely on the January 10, 2011 Livneh counterclaim.

On March 29, 2012, plaintiffs amended their complaint to remove one of the plaintiffs and replace it with another. The amended complaint asserted essentially the same allegations as the original filing. In May 2012, the Company, together with the individual defendants, filed a motion to dismiss the plaintiff’s complaint based, in part, upon the plaintiff’s failure to make demand upon the Board as required by applicable law. The motion was denied.

Since October 2013, the parties have been engaged in a Court-sanctioned mediation process.  In the context of the mediation process, the parties have discussed the terms of a potential settlement; however, a definitive agreement has not been signed at this time.

Keen Action

In connection with the litigation previously disclosed in a filed 10Q and pending in the United States District Court for the Middle District of Florida between the Company and Leonard Keen, the Company’s former Vice President and General Counsel, on August 8, 2013, following a jury trial, the jury returned a verdict in favor of Mr. Keen awarding him $622,500 in severance.  In addition, the jury determined that Mr. Keen’s previously issued 110,000 stock options should be reinstated and accelerated, and that the Company must indemnify Mr. Keen for any damages or costs he suffered in his capacity as an employee of Bovie pursuant to the terms of Mr. Keen’s prior employment agreement with the Company.  Subsequent to the trial, the Court awarded Mr. Keen $241,310 in attorneys’ fees.  These amounts have been paid.

Amounts related to the verdict of this case and subsequent attorney’s fee award were accrued and expensed in 2013.

Other Matters

In the normal course of business, we are subject, from time to time, to legal proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. If any of these matters arise in the future, it could affect the operating results of any one or more quarters.

ITEM 4.  Mine Safety Disclosures

Not Applicable.

PART II

ITEM 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock currently is traded on the NYSE MKT. The table shows the reported high and low bid prices for the common stock during each quarter of the last eight respective quarters. These prices do not represent actual transactions and do not include retail markups, markdowns or commissions.

2013	High	Low

4th Quarter	$3.06	$1.94
3rd Quarter	3.95	2.53
2nd Quarter	4.79	2.71
1st Quarter	3.81	2.26

2012	High	Low

4th Quarter	$3.79	$2.42
3rd Quarter	3.83	2.24
2nd Quarter	2.99	2.09
1st Quarter	3.26	2.16

On March 14, 2014, the closing bid for our common stock as reported by the NYSE MKT exchange was $3.14 per share. As of March 14, 2014, the total number of stockholders of our common stock was approximately 3,500, of which approximately 2,800 are estimated to be stockholders whose shares are held in the name of their broker, stock depository or the escrow agent holding shares for the benefit of our stockholders and the balance are stockholders who keep their shares registered in their own name.

Recent Sales of Unregistered Equity Securities

On December 13, 2013 (the “Closing Date”), we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain investors (the “Investors’) with respect to which Great Point Partners, LLC (“GPP”) acts as investment manager pursuant to which the Company issued 3,500,000 shares of the Company’s Series A 6% Convertible Preferred Stock (the “Series A Preferred Stock”) with a stated value of $2.00 per share (the “Offering”). The shares of Series A Preferred Stock are convertible, at the option of the holder, into shares of common stock on a one-for-one basis and vote with the shares of common stock on an as-converted basis. In addition, we issued 5.5 year warrants to purchase up to 5,250,000 shares of our common stock in the aggregate, at an exercise price of $2.387 per share (the “Warrants”). The Warrants may be exercised at any time from or after the date that is the six month anniversary of the Closing Date, may be exercised on a cashless basis and contain customary, structural anti-dilution protection (i.e., stock splits, dividends, etc).

In conjunction with the Offering, we and the Investors also executed a Registration Rights Agreement (the “Registration Rights Agreement”) whereby we agreed to register, on behalf of the Investors, the shares of common stock issuable upon conversion of the Series A Preferred Stock and upon exercise of the Warrants, as well as the common stock underlying the warrant issued to Gilford Securities Incorporated (525,000 shares of common stock), the placement agent in the Offering (“Gilford”). Pursuant to the terms of the Registration Rights Agreement, the Company has agreed to file a registration statement within thirty days of the Closing Date and is required to obtain the effectiveness of such registration statement within ninety days of its filing. This registration was filed by us and declared effective by the SEC within the required time limits.

Pursuant to an agreement with Gilford, we agreed to issue Gilford a five year warrant to purchase an amount equal to 6% of the Series A Preferred Stock and Warrants sold in the Offering at an exercise price $2.387 per share and pay Gilford a cash payment equal to 6% of the purchase price paid by the Investors in the Offering.

In connection with the Offering, Robert Gershon was appointed the Company’s Chief Executive Officer. Andrew Makrides assumed the role of the Company’s Executive Chairman of the Board of Directors.

At closing, George Kromer and August Lentricchia resigned from the Board.

Pursuant to the terms of the Securities Purchase Agreement, at closing, Mr. Gershon was appointed to our Board of Directors. In addition, GPP was granted the right to appoint two additional individuals to our Board of Directors (the “GPP Designees”). At closing, Ian Sheffield was appointed to the Board as a GPP Designee. The second GPP Designee has not yet been identified, and upon identification of the second GPP Designee, Michael Norman will step down from the Board.

At closing, each of Andrew Makrides, J. Robert Saron, Moshe Citronowicz and George Kromer (the “Voting Parties’), executed a Voting Agreement (the “Voting Agreement”) pursuant to which each of the Voting Parties agreed to vote the shares of common stock owned by them in favor of the GPP designees at our next annual meeting.

Securities Authorized for Issuance Under Equity Compensation Plans

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,567,046		$3.91	269,500
Equity compensation plans not approved by security holders	900,000	(1)	2.92	--

TOTAL	2,467,046		$3.55	269,500

(1)  Includes a re-instatement of 100,000 stock options originally granted in 2010 to Leonard Keen which were subsequently cancelled or forfeited due to Mr. Keen’s termination but which were reinstated by court order in August 2013. Also includes a grant of 750,000 stock options on December 13, 2013, as an inducement for employment to our Chief Executive Officer, Robert Gershon. The remaining 50,000 stock options were related to previous employment inducement grants to two individuals.

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

Year Ended December 31,
(in thousands, except per share amounts)

	2013	2012	2011	2010	2009

Sales, net	$23,660	$27,671	$25,411	$24,230	$26,953
Cost of sales	14,462	16,338	14,680	14,242	15,098

Gross Profit	9,198	11,333	10,731	9,988	11,855

Gain on legal settlement and cancellation of agreement	--	--	750	--	--

Other costs:
Research and development	1,260	1,329	1,197	1,854	2,083
Professional services	1,835	1,439	1,250	1,556	1,398
Salaries and related costs	3,235	3,178	3,114	3,155	3,003
Selling, general and administration	4,894	4,341	4,347	4,889	4,656
Legal awards and settlements	1,640	--	1,591	--	--
Asset impairment	--	--	--	1,286	--

Total other costs	12,864	10,287	11,499	12,740	11,140

Income (loss) from operations	(3,666)	1,046	(18)	(2,752)	715

Other income and (expense):
Interest Expense, net	(237)	(232)	(237)	(223)	(52)
Issuance Cost	(664)	--	--	--	--
Fees associated with refinance	(543)	--	--	--	--
Change in fair value of derivative liabilities, net	(842)	20	287	513	--
Total other income (expense) net	(2,286)	(212)	50	290	(52)

Income (loss) before income taxes	(5,952)	834	32	(2,462)	663

Benefit (provision) for income taxes	1,613	(217)	77	927	(67)

Net income (loss)	$(4,339)	$617	$109	$(1,535)	$596

Earnings (loss) per common share:
Basic	$(0.25)	$0.04	$0.01	$(0.09)	$0.04
Diluted	$(0.25)	$0.03	$0.01	$(0.09)	$0.03

Balance Sheet Information:
Cash and cash equivalents	$7,924	$4,162	$4,880	$3,827	$2,155
Working capital	$16,910	$14,322	$14,095	$13,107	$10,741
Total assets	$33,176	$28,183	$28,240	$27,786	$27,462
Long-term liabilities	$8,934	$3,366	$3,734	$4,216	$3,958
Stockholders’ equity	$19,071	$22,895	$22,117	$21,765	$21,031

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

Most of our products currently are marketed through medical distributors, which distribute to more than 6,000 hospitals, doctors offices, and other healthcare facilities. New distributors are contacted through responses to our advertising in international and domestic medical journals and domestic or international trade shows.   International sales represented approximately 17% of total revenues in 2013, 18% in 2012 and 21% in 2011. Our products are sold in more than 150 countries through local dealers which are coordinated by sales and marketing personnel at the Clearwater, Florida facility. As mentioned previously for the launch of our new surgical suite product lines, we have established the use of a network of approximately 50 commission-based independent direct sales contractors to market these products. Our business is generally not seasonal in nature.  While international sales of the company have declined, we did see substantial growth in Latin America, as well as improvement in the Middle East and Africa.  The company was negatively impacted in Europe, where financial upheaval in the region gave downward pressure combined with some product being withdrawn from the market due to regulatory testing and requirements.  The company has received approval for compliant, new and improved 200 and 300 watt generators.  This will fill a portion of the lost product opportunity.

We strongly encourage investors to visit our website: www.boviemedical.com to view the most current news and to review our filings with the Securities and Exchange Commission.

Results of Operations –

Sales

	2013 vs. 2012			2012 vs. 2011
Sales by Product Line (in thousands)	2013	2012	Percent change	2012	2011	Percent change
Electrosurgical	$13,174	$17,697	(25.6%)	$17,697	$16,896	4.7%
Cauteries	6,972	7,014	(0.1%)	7,014	6,268	11.9%
Other	3,514	2,960	18.7%	2,960	2,247	31.7%

Total	$23,660	$27,671	(14.5%)	$27,671	$25,411	8.9%

Sales by Domestic and International (in thousands)
Domestic	$19,521	$22,704	(14.0%)	$22,704	$19,972	13.7%
International	4,139	4,967	(16.7%)	4,967	5,439	(8.7%)

Total	$23,660	$27,671	(14.5%)	$27,671	$25,411	8.9%

Overall sales decreased by 14.5% or approximately $4.0 million for the period ended December 31, 2013 when compared with the same period in 2012.  The decrease in sales was mainly attributable to a reduction in generator sales of approximately $4.9 million to two major OEM customers, which resulted from the contracts ending.  In addition, cautery sales decreased slightly or approximately $42,000 in 2013.  These decreases were partially offset by an increase of approximately $296,000 in the sale of electrodes, an increase of approximately $548,000 in our medical lighting sales, an increase of approximately $42,000 in the sale of J-Plasma products and a net increase in other sales of approximately $66,000 mainly the result of contractor development services.

Overall sales increased by 8.9% or approximately $2.3 million for the period ended December 31, 2012 when compared with the same period in 2011.  In 2012, we continued to experience an upward trend in our sales in all three areas of our business. The largest dollar increase of approximately $746,000 was in our cautery product line, which we attribute to us gaining market share due to a reduction in competitors in the marketplace. The next largest dollar increase was in our electrosurgical product line consisting of a $736,000 increase in electrosurgery generators sold primarily to a major OEM customer and approximately $65,000 increased sales of electrodes. We also increased our sales of third party medical lighting products by approximately $593,000 and various other products by approximately $120,000.

Our ten largest customers accounted for approximately 60.9%, 66.3%, and 64.6% of net revenues for 2013, 2012, and 2011 respectively. In 2013, National Distribution & Contracting Inc. accounted for 13.1%, PSS World Medical accounted for 10.9% and McKesson Medical Surgical accounted for 10.3% of our sales. In 2012, National Distribution & Contracting Inc. accounted for 12.4% of our sales, while in 2011, no one customer accounted for over 10% of our sales.

Gross Profit

	Years ended December 31,
(in thousands)	2013	2012	Percent change 13’vs 12’	2011	Percent change 12’vs 11’
Cost of sales	$14,462	$16,338	(11.5%)	$14,680	11.3%
Cost of sales as a percentage of revenue	61.1%	59.0%		57.8%

Gross profit	$9,198	$11,333	(18.8%)	$10,731	5.6%
Gross profit as a percentage of revenue	38.8%	41.0%	(2.2%)	42.2%	(1.2%)

Our gross profit margin as a percentage of sales decreased by 18.8% or approximately $2.1 million during the year ended December 31, 2013 compared with the same period in 2012. This decrease was mainly attributed to the above mentioned decrease in overall sales, along with a 2.6% increase in labor costs as a percentage of sales, and a 1.6% increase in manufactured overhead as a percentage of sales. These increases were offset by a 2% decrease in material costs as a percentage of sales.

Our gross profit margin on a dollar basis increased by 5.6% or approximately $603,000 during the year ended December 31, 2012 compared with the same period in 2011 as a result of the increased sales mentioned above. However, our gross profit as a percentage of sales decreased by approximately 1.2%. This decrease in gross profit percent was due to the product mix that was sold, specifically with the increased sales of our lower margin third party medical lighting sales. Additional contributing factors to the lower gross profit percentage were an 0.8% increase in labor costs as a percentage of sales from salary increases, increased medical insurance costs and increased overtime required to meet the increase in sales coupled with slight increases in material costs related to our other products sold.  These increases were partially offset by a 0.1% decrease in manufactured overhead cost.

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

Research and development

	Year ended December 31,
(in thousands)	2013	2012	Percent change 13’vs 12’	2011	Percent change 12’vs11’
Research and Development expense	$1,260	$1,329	(5.2%)	$1,197	11.0%
R&D expense as a percentage of revenue	5.3%	4.8%		4.7%

Our expenditures for R & D related activities decreased by 5.2% or approximately $69,000 for the year ended December 31, 2013 compared with the same period in 2012.  The decrease was mainly caused by a reduction of labor and material costs of approximately $68,000 and $37,000 respectively.  These decreases were partially offset by an increase of approximately $36,000 in R & D consulting costs.

Our expenditures for R & D related activities increased by 11.0% or approximately $132,000 for the year ended December 31, 2012 compared with the same period in 2011.  A large portion of this increase was related to various consulting fees of approximately $72,000, of which $42,000 was incurred for the preliminary development and design phase for a product related to a potential OEM customer and the remaining $30,000 was incurred to expand the plasma product line and other new products. Additional expenditures to support the continued development of the J-Plasma product line included adding a new engineering position which increased costs by approximately $51,000 and increased material and lab costs of approximately $9,000.

Professional services

	Year ended December 31,
(in thousands)	2013	2012	Percent change 13’vs 12’	2011	Percent change 12’vs 11’
Professional services expense	$1,835	$1,439	27.5%	$1,250	15.1%
Professional services as a percentage of revenue	7.8%	5.2%		4.9%

Professional services costs increased 27.5% or approximately $396,000 for the year ended December 31, 2013 compared with the same period in 2012.  Legal fees, incurred in connection with litigation, increased over the prior year by approximately $321,000 and are the main reason for the increase in professional costs. We also had an approximate increase of $75,000 related to stock based compensation costs due to the immediate vesting of options for the independent Board members that resigned as part of the equity raise in December 2013.

Professional services costs increased 15.1% or approximately $189,000 for the year ended December 31, 2012 compared with the same period in 2011.  Legal fees, incurred in connection with current litigation, increased over the prior year by approximately $215,000 and are the main reason for the increase in professional costs. We also had an approximate increase of $25,000 related to stock based compensation costs.   These increases were offset by a reduction in tax consulting fees due to the closing of our IRS audit in early 2011 of approximately $51,000.

Salaries and related costs

	Year ended December 31,
(in thousands)	2013	2012	Percent change 13’vs 12’	2011	Percent change 12’vs 11’
Salaries and related expenses	$3,235	$3,178	1.8%	$3,114	2.1%
Salaries & related expenses as a percentage of revenue	13.7%	11.5%		12.3%

During 2013 we experienced a net increase of approximately 1.8% in salary and related costs, or approximately $57,000 when compared with the prior year.  The increase was primarily the result of the additional salary related to our new CEO who started in December 2013.

During 2012 we experienced a net increase of approximately 2.1% in salary and related costs, or approximately $64,000 when compared with the prior year.  In an effort to expand our sales both for our plasma line products domestically and our distribution products in domestic and international markets, our sales and marketing salaries and related costs increased by approximately $181,000. However, our salaries and related costs related to our in-house legal decreased by approximately $117,000.

Selling, general and administrative expenses

	Year ended December 31,
(in thousands)	2013	2012	Percent change 13’ vs 12’	2011	Percent change 12’ vs11’
SG&A expense	$4,894	$4,341	12.7%	$4,347	(0.1%)
SG&A expense as a percentage of revenue	20.7%	15.7%		17.1%
Legal awards and settlements	$1,640	$--		$1,591

Selling, general and administrative costs increased by 12.7% or approximately $552,000 for the period ended December 31, 2013 compared with the same period in 2012.  One of the main reasons for the increase in cost was the 2.3% excise tax related to the Affordable Care Act instituted in the year 2013 which amounted to approximately $384,000. In addition, we had an increase in other marketing, shows and travel costs of approximately $266,000 related to our new J-Plasma line of products, an increase in general insurance of approximately $127,000, and an increase related to computers, data security, and other internal infrastructure of approximately $56,000. However, we experienced decreases in commissions, stockholder expense, advertising, amortization, rent expense, building maintenance, utilities, and other various overhead related costs all of which amounted to an offsetting decrease of approximately $205,000. In addition, although we had increased selling and marketing costs related to J-Plasma mentioned above, we experienced decreases in travel and marketing costs related to our distribution product lines of approximately $77,000.

Selling, general and administrative costs in dollars remained relatively the same, however they decreased as a percentage of sales by approximately 1.4% for the period ended December 31, 2012 compared with the same period in 2011.  We experienced some substantial decreases in our bank fees, obsolete inventory provisions, building maintenance and utilities, and other various overhead related costs coupled with a gain on disposition of assets all of which amounted to a decrease of approximately $219,000. Additional decreases in our selling, general and administrative costs included a $45,000 decrease in regulatory costs related to both our existing as well as our new products, a $58,000 decrease in amortization costs related to the Meg product line which was written off last year, and a $46,000 decrease in costs related to the 2011 one time legal settlement which was absent for the same period 2012.

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

Legal Awards and Settlements

In connection with the litigation previously disclosed in a filed 10Q pending in the United States District Court for the Middle District of Florida between the Company and Leonard Keen, the Company’s former Vice President and General Counsel, on August 8, 2013, following a jury trial, the jury returned a verdict in favor of Mr. Keen awarding him $622,500 in severance.  In addition, the jury determined that Mr. Keen’s previously issued 110,000 stock options should be reinstated and accelerated, and that the Company must indemnify Mr. Keen for any damages or costs he suffered in his capacity as an employee of Bovie pursuant to the terms of Mr. Keen’s prior employment agreement with the Company.  Subsequent to the trial, the Court awarded Mr. Keen $241,310 in attorneys’ fees.  These amounts have been paid.

Amounts related to the verdict of this case and subsequent attorney’s fee award were accrued and expensed in 2013, and amounted to approximately $1.1 million.

A previously disclosed settlement, on November 21, 2013, we along with, Andrew Makrides and Moshe Cintronowitz entered into a Settlement Agreement and Mutual General Release (the “Settlement Agreement”) with Steven Livneh, Henvil Corporation, Ltd., and Lican Developments, Ltd. (collectively, “Livneh”) in settlement of the previously disclosed action pending in the United States District Court, Middle District of Tampa, Docket No. 12-cv-1498 (the “Litigation”).  With few exceptions, the terms of the Agreement replace and supercede the terms of the Confidential Settlement Agreement and Mutual General Release entered into as of December 28, 2011, which was the subject of prior disclosures and formed the basis of the Litigation.

Pursuant to the terms of the Settlement Agreement, we agreed to pay Livneh a total of $400,000 in six separate installments beginning on December 10, 2013 and concluding on May 15, 2014.

We also agreed to (i) make certain upgrades to the ICON VS generator previously sold to Livneh, (ii) sell Livneh three (3) additional ICON VS generators designated as “not for human use”, subject to certain terms and conditions, (iii) complete the testing and validation of the ICON VS generator within six months, (iv) sell Livneh up to 150 additional ICON VS generators for use on humans, subject to certain terms and conditions, and (v) to provide Livneh with various information relating to the ICON VS generator.  Upon execution of the Settlement Agreement, we delivered to Livneh various documentation relating to the ICON VS generator and a set of sub-assemblies relating thereto.  We also executed a separate agreement with Livneh to provide support regarding the ICON VS generator for a period of one year after execution of the Agreement.

We granted Livneh an exclusive, transferable, irrevocable license to make, have made, use, market, and sell the Seal-N-Cut device in the People’s Republic of China (“PRC”) and a non-exclusive, transferable, and irrevocable license to make, have made, use, market, and sell Seal-N-Cut anywhere other than PRC.  We and Livneh each agreed to pay the other a royalty equal to 3% on their Net Sales (as defined in the Settlement agreement) of Seal-N-Cut.  Upon execution of the Settlement Agreement, we transferred to Livneh (i) three (3) Seal-N-Cut hand pieces, (ii) two final assembly test fixtures not utilized by the Company, (iii) a PK generator and footswitch, (iv) miscellaneous parts and materials, (v) various documents relating to Seal-N-Cut, and (vi) our rights to certain Seal-N-Cut molds.

The parties also exchanged mutual general releases and discontinued the Litigation.  The Settlement Agreement also provides that in the event of any dispute between the parties concerning the Settlement Agreement, no party would be entitled to recover lost profits, lost sales, business interruption damages, lost business opportunity damages, lost tax credits, lost benefit-of-the-bargain damages, consequential damages, incidental damages, special damages, punitive damages, or exemplary damages. Amounts related to this settlement were accrued and expensed in 2013, and amounted to approximately $500,000.

The total financial impact of the award and settlement agreement to our consolidated financial statements for the year ended December 31, 2013 was approximately $1.6 million.

Other Income

	Year ended December 31,
(in thousands)	2013	2012	Percent change 13’vs 12’	2011	Percent change 12’vs 11’
Interest income	$7	$7	0.0%	$12	(42.0%)
Interest expense	$(244)	$(239)	0.02%	$(249)	(4.0%)
Issuance cost	$(664)	-	-	-	-
Fees associated with refinance	$(543)	-	-	-	-
Total other income (expense)	$(1,444)	$(232)	521.0%	$(237)	(2.0%)
Other income (expense) as a percentage of revenue	(6.1%)	(0.8%)		(0.9%)
Change in fair value of derivative liabilities, net	$(842)	$20	(4137.7%)	$287	(93.0%)
Other gain as a percentage of sales	(3.5%)	0.1%		1.1%

Interest Expense

Net interest expense increase by approximately $1.2 million or 507.1% the year ended December 31, 2013 as compared with the same period in 2012.  The increase was mainly cause by the recognizing of the issuance costs of approximately $664,000 related to the warrants issued as part of the Great Point Partners equity financing mentioned below. In addition, as a result the high probability of refinancing our PNC debt, we accrued for the required amount of approximately $422,000, as of December 31, 2013, to pay off an embedded swap interest rate collar position and the accrued refinancing charges of approximately $121,000 for our previous refinancing. This interest rate collar was the result of our previous refinancing of the industrial revenue bonds on October 31, 2011 with PNC Bank.

Net interest expense decreased by approximately $5,000 or 2.0% for the year ended December 31, 2012 as compared with the same period in 2011 primarily due to principal reductions during 2012 of our Industrial Revenue Bonds associated with the acquisition of our Clearwater, Florida facility.

Net interest expense increased by approximately $14,000 or 6.3% for the year ended December 31, 2011 as compared with the same period in 2010 primarily due to the refinancing of the Industrial Revenue Bonds in late 2011.

Change in Fair Value of Derivative Liabilities

On December 13, 2013, we entered into a securities purchase agreement pursuant to which we issued 3,500,000 shares of our newly designated Series A 6% Convertible Preferred Stock with a stated value of $2.00 per share and 5,250,000 warrants to purchase our common stock, at an exercise price of $2.387 per share.  We also issued 525,000 warrants to the placement agent.  At December 13, 2013, the investor and placement agent warrants were valued at $4,383,750 and $438,375, respectively. The warrants are accounted for as derivative financial instruments at fair value and are re-valued each period.  At December 31, 2013, the investor and placement agent warrants were valued at $4,599,000 and $459,900, respectively, and we recognized an aggregate loss related to their change in value of $236,775.

In 2010, we issued warrants to investors and to our placement agent in connection with an equity offering.  The warrants issued to the investors contain anti-dilution protection in the event we issue securities at a price lower than the exercise price of the warrants.  As a result of the issuance of our Series A 6% Convertible Preferred Stock on December 13, 2013, the exercise price of the investor warrants issued in 2010 was reduced from $6.00 per share to $2.00 per share and the number of warrants was increased proportionately. The 2010 investor and placement agent warrants, which are accounted for as derivative financial instruments at fair value, were valued at $690,000 and $85,000 at December 31, 2013 and December 31, 2012, respectively, and we recognized a net loss for the year ended December 31, 2013 of $605,000, of which $613,000 was related to the reduction in the exercise price of the investor warrants. For the year ended December 31, 2012, we recognized a gain of $20,000 related to the change in value of these warrants.

Income Taxes

The provision for income tax was a benefit of approximately $1.617 million vs. a charge of approximately $217,000 in 2012. The effective tax rate for 2013 was 27.3% vs. 25.9% for 2012.

Liquidity and Capital Resources

Our working capital at December 31, 2013 was approximately $17.0 million compared with $14.3 million at December 31, 2012. Accounts receivable days sales outstanding were 33 days and 38 days at December 31, 2013 and 2012, respectively. The number of days worth of sales in inventory, which is the total inventory available for production divided by the 12-month average cost of materials, increased 79 days to 297 days equating to an inventory turn ratio of 1.26 at December 31, 2013 from 218 days and an inventory turn ratio of 1.43 at December 31, 2012. The higher number of days worth of sales in inventory which translated into a lower inventory turnover rate is mainly due to the decrease in sales related to our generator product lines which contain a greater number of component parts compared to all our other products.

For the year ended December 31, 2013, net cash used in operating activities was approximately $2.5 million compared with net cash provided by operating activities of approximately $165,000 in 2012.

Net cash used in investing activities was approximately $588,000 for the year ended December 31, 2013 compared to net cash used in investing activities was approximately $753,000 during 2012. The change was due mainly to a decrease in overall purchases of equipment, molds and test fixtures.

Cash was provided from financing activities of approximately $6.9 million during year ended December 31, 2013 compared to cash used from financing activities of approximately $130,000 during year ended December 31, 2012. The change resulted primarily from our $7 million financing in December 2013 (See Item 5: Recent Sales of Unregistered Equity Securities). In addition we received approximately $48,000 from the exercise of stock options. Reductions to our cash related to financing activities included repayments of principal on our industrial revenue bonds, which totaled approximately $162,000 in 2013 compared to net repayments of long term debt and capital lease of $130,000 in 2012.

At December 31, 2013, we had approximately $3.3 million outstanding industrial revenue bonds which were previously used for the purchase and renovation of our Clearwater, Florida facility.  These bonds were refinanced in October 2011 through PNC Bank, N.A. The bonds, which had a 20-year amortization term, bear interest at a fixed interest rate of 5.6%.  Scheduled maturities of this indebtedness are approximately $72,000, $3.2 million for 2013 and 2014, which included additional monthly principal payments and an accelerated balloon payment date pursuant to the forbearance amendment to our credit agreement dated October 22, 2013 mentioned below.

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

Pursuant to the terms of the our previous amendment to our credit facility, we were required, among other things, to maintain a minimum adjusted EBITDA in at least the following amounts, for the following periods: (a) ($525,000) for the three months including March 31, 2013; (b) ($1,100,000) for the six months ending June 30, 2013; (c) ($1,400,000) for the nine months ended September 30, 2013; and (d) ($1,550,000) for the twelve months ended December 31, 2013. We also were to maintain a Fixed Charge Coverage Ratio of at least the following at the end of the following periods: (i) 1.25:1.0 for the three months ended March 31, 2014; (ii) 1.25:1.0 for the six months ended June 30, 2014; (iii) 1.25:1.0 for the nine months ended September 30, 2014.

At December 31, 2013, we were in full compliance with the amended loan covenants and ratios for our credit facility.

On March 20, 2014, the Company entered into a transaction with The Bank of Tampa, a Florida banking corporation (“Lender”) wherein Lender extended to the Company a mortgage loan in the principal amount of $3,592,000 (the “Loan”). The obligations under the Loan are secured by a first mortgage and security interest in the Company’s Clearwater, Florida facility as well as an assignment of the Company’s accounts receivable.  In addition, the Company pledged and interest in a certificate of deposit in the amount of $898,000 as additional collateral which declines on a pro rata basis as principal is paid.  The initial maturity date of the Loan is March 20, 2017; however the Company has an option to extend the maturity date until March 20, 2022.

Borrowings under the Loan bear interest at LIBOR plus 3.5%, with a fixed monthly principal payment of $19,956.

The Loan documents contain customary financial covenants, including a covenant that the Company maintain a minimum liquidity of $750,000.  Although there is no Debt Service Coverage Ratio (as defined in the Loan Agreement) for the initial term of the Loan, should the Company desire to extend the Loan beyond three years, the Company must maintain a Debt Service Coverage Ratio for each of the preceding four quarters of not less than 1.0 to 1.0.  In the event the Loan is extended, the Debt Service Coverage Ratio must not be less than 1.2 to 1.0.

Simultaneously with the closing of the Loan, the Company redeemed those certain Industrial Revenue Bonds issued by the Pinellas County Industrial Development Authority and satisfied its obligations to its prior lender, PNC Bank, N.A (“PNC Bank”).  In connection with the redemption of the Bonds, the Company paid PNC Bank $3,188,332.51 to satisfy its existing credit facility.  In connection with the termination of the interest rates swap agreement with PNC Bank, the Company paid PNC Bank an additional $410,275.

Our future contractual obligations for agreements with initial terms greater than one year and agreements to purchase materials in the normal course of business are summarized as follows (in thousands):

Description	Years Ending December 31,
	2014	2015	2016	2017	2018	Thereafter
Operating leases	$12	$-	$-	$-	$-	$-
Employment agreements	1,316	786	216	-	-	-
Purchase commitments	3,080	-	-	-	-	-
Long-term debt	3,257	-	-	-	-	-
Total	$7,665	$786	$216	$-	$-	$-

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

Derivative liabilities valued at fair value

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

It is our policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. To the extent that the probable tax outcome of these uncertain tax positions changes, such changes in estimate will impact the income tax provision in the period in which such determination is made. At December 31, 2013, we believe we have appropriately accounted for any unrecognized tax positions. To the extent we prevail in matters for which a liability for an unrecognized tax benefit is established or we are required to pay amounts in excess of the liability, our effective tax rate in a given financial statement period may be affected.

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

Recent Accounting Pronouncements

See Note 7 of the Notes to Consolidated Financial Statements.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk

Our short-term investments consist of cash, cash equivalents and overnight investments. As such we do not believe we are exposed to significant interest rate risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid overnight money market investments. If a 10% change in interest rates were to have occurred on December 31, 2013, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

ITEM 9A.  Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of December 31, 2013. Based upon that evaluation, our CEO and CFO concluded that, as of the end of that period, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate annually the effectiveness of our internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal control over financial reporting in all annual reports. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, our management has concluded that, as of December 31, 2013, our internal control over financial reporting is effective based on those criteria.

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

Set forth below is information regarding the executive officers, directors, and key employees of Bovie Medical Corporation as of March 14, 2014.

Name	Position	Director Since
Andrew Makrides	Executive Chairman of the Board	December 1982

Robert Gershon	Chief Executive Officer and Director	December 2013

J. Robert Saron	President, Chief Sales and Marketing Officer and Director	August 1988

Michael Norman	Director	September 2004

Ian Sheffield	Director	December 2013

Moshe Citronowicz	Senior Vice President	N/A

Gary D. Pickett	Chief Financial Officer, Treasurer, and Secretary	N/A

Michael Geraghty	Director	March 2011

Lawrence J. Waldman	Director	March 2011

Directors serve for one-year terms and are elected at the annual stockholders’ meeting.

Andrew Makrides, Esq. age 72, Executive Chairman of the Board of Directors, received a Bachelor of Arts degree in Psychology from Hofstra University and a Juris Doctor Degree from Brooklyn Law School. He is a member of the Bar of the State of New York and practiced law from 1968 until joining Bovie Medical Corporation as a co-founder and Executive Vice President and director, in 1982. Mr. Makrides became President of the Company in 1985 and the CEO in December 1998 and has served as such until March 18, 2011 at which point he relinquished his position as President, but remained CEO until December 2013.  Mr. Makrides employment contract extends to December 31, 2016.  Mr. Makrides has over 29 years of executive experience in the medical industry.

Mr. Gershon, age 47, has over 25 years of healthcare industry experience. On the operations side he ran the largest sales and marketing business at Covidien. With over $1B in P&L responsibility he consistently led an organization of over 600 people to double-digit revenue growth outpacing market category growth and capturing significant market share points during challenging healthcare economic conditions. He also was VP of sales and marketing at Henry Schein ($1.4B shared P&L for medical division/$115M full P&L for dialysis division) and earlier in his career spent over 13 years as a healthcare consultant for Booz, Allen, KPMG and two boutique consultancies where his practice focused on strategic planning, business development and mergers and acquisitions. Mr. Gershon received an MBA from J.L. Kellogg Graduate School of Management at Northwestern University and a BSBA degree from American University. Mr. Gershon’s employment contract extends to December 31, 2015.

J. Robert Saron, age 61, President, Chief Sales and Marketing Officer and Director, holds a Bachelor degree in Social and Behavioral Science from the University of South Florida. From 1988 to present Mr. Saron has served as a director of the Company. Mr. Saron has previously served on two industry boards.  He served as both director and president of the Health Care Manufacturing Management Council.  In 2011 Mr. Saron received the Leonard Berke Achievement award for ethics, mentoring, marketing skill, industry knowledge, contributions to the industry and contributions to HMMC.  He also served as a director of the Health Industry Distributors Association Education Foundation. Mr. Saron also received the Health Industry Distributors Association’s highest award in 2008, the Industry Award of Distinction, and in February 2013 was inducted into the Medical Distribution Hall of Fame.  Mr. Saron’s employment contract extends to December 31, 2015. Mr. Saron brings over 34 years of executive marketing and distribution experience in the medical industry.

Moshe Citronowicz, age 61, Senior Vice President came to the United States in 1978, and has worked in a variety of manufacturing and high technology industries. In October 1993, Mr. Citronowicz joined the Company as Vice President of Operations and served as our Chief Operating Officer until November 2011. Currently, he is serving as the Senior Vice President. Mr. Citronowicz’s employment contract extends to December 31, 2015.

Gary D. Pickett, CPA, age 62, holds an MBA from the University of Tampa, a BS degree in Accounting from Florida State University, and served five years as a field artillery officer in the United States Army.  Mr. Pickett joined as controller of Bovie in March 2006 and became Chief Financial Officer in October 2006.  During the five years prior to joining Bovie, Mr. Pickett held positions of Director of Financial Systems with Progress Energy Services of Raleigh, NC, Vice President and Controller of Progress Rail Services, a subsidiary of Progress Energy Services in Albertville, AL, each of which were non-affiliated with Bovie.  He has had extensive experience in Sarbanes-Oxley implementation as well as GAAP accounting and SEC Reporting. Mr. Pickett’s employment contract extends to June 2015.

Michael Norman, CPA age 56, joined Bovie in 2004.  He manages the CPA firm, Michael Norman, CPA, PC since 1994 specializing in business financial planning as well as governmental and financial auditing. Mr. Norman is a member of the Nassau County Board of Assessors, Treasurer of the Don Monti Memorial Research Foundation and a Glen Cove City Councilman, all located on Long Island, New York. Mr. Norman provides the board with over 20 years of experience as a CPA and also serves as a member of our Audit Committee.

Ian Sheffield, age 37, currently serves as a Vice President at Great Point Partners, Greenwich, CT. As part of his investment functions, he leads Great Point Partners' medical devices and diagnostics investing efforts in public companies. From 2008 through 2011, prior to joining Great Point, he served in various capacities at Versant Ventures, and prior to 2011 at Medtronic, and Procter & Gamble. He holds a B.S. from Miami University and an M.B.A. from the Harvard Business School and also serves as a member of our Audit Committee.

Lawrence J. Waldman, CPA age 67, has served as a director since March 2011 and is a certified public accountant. Mr. Waldman is currently the Partner-in-Charge of Commercial Audit Practice Development of the accounting firm EisnerAmper LLP.  He has over thirty-five years of experience in public accounting, including twenty-five years experience as an audit partner serving a wide range of clients.  Prior to joining EisnerAmper LLP, Mr. Waldman was the Partner-in-Charge of Commercial Audit Practice Development for Holtz Rubenstein Reminick, LLP. Mr. Waldman was the Managing Partner of the Long Island office of KPMG LLP from 1994 through 2006, the accounting firm where he started at in 1972.   Mr. Waldman is a former Chairman of the Board of Trustees of the Long Island Power Authority and served on the Finance and Audit Committee of the Board of Trustees.  He is currently the Treasurer of the Long Island Association as well as a member of its Board of Directors and Chairman of the Finance Committee.  In addition, Mr. Waldman is a member of the Board of Directors and Treasurer of each of the Long Island Angel Network and the Advanced Energy research Center at Stony Brook University and a member of the Dean’s Advisory Board of the Hofstra University Frank G. Zarb School of Business.  Mr. Waldman received his bachelor’s degree and MBA from Hofstra University where he is also an adjunct professor. Mr. Waldman also serves on our Audit Committee as its financial expert.

Michael Geraghty, age 66, has served as a director since March 2011 and is the Executive Vice President of Global Sales at Optos, Inc., a developer and manufacturer of retinal imaging devices for screening, detection and diagnosis of eye related conditions.  From 2005 through 2008, he was the President of International Sales at Gyrus Acmi where he first started in 2000 as Senior Vice President of Sales for Gyrus Medical.  Prior to this, Mr. Geraghty was the Vice President of Sales and Marketing for Everest Medical, Inc. and before that was the Director of Marketing for Advanced Products at Arthrocare Corporation.  Mr. Geraghty specializes in building independent direct sales teams in the medical device industry and has extensive domestic and international sales and marketing experience.  He received his bachelor’s degree from St. Mary’s University and graduate degree in Executive Sales Management from the University of Minnesota.

Involvement in Certain Legal Proceedings

None

Independent Board Members

The Board currently has four independent members, Michael Norman, Ian Sheffield, Michael Geraghty, and Lawrence Waldman, who meet the existing independence requirements of the NYSE MKT Market and the Securities and Exchange Commission and represent a majority of the board.

Board Leadership

The Board has no formal policy with respect to separation of the positions of Chairman and CEO or with respect to whether the Chairman should be a member of management or an independent director, and believes that these are matters that should be discussed and determined by the Board from time to time.  On December 13, 2013, Andrew Makrides resigned from his position as Chief Executive Officer of the Company and Robert Gershon was appointed as Chief Executive Officer of the Company. Mr. Gershon is tasked with the responsibility of implementing our corporate strategy, we believe he is best suited for leading discussions, at the Board level, regarding performance relative to our corporate strategy, and this discussion accounts for a significant portion of the time devoted at our Board meetings.

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

Our Audit Committee consists of three independent members of the Board of Directors, Michael Norman CPA, Ian Sheffield, and Lawrence Waldman, CPA. As a smaller reporting company, we are required to have at least two independent members comprising our Audit Committee in accordance with Rule 10A-3 of the Securities Exchange Act of 1934 and the rules of the NYSE Amex Exchange.  During 2013 Lawrence Waldman, CPA served as the Audit Committee Chairman and financial expert. The Audit Committee meets as often as it determines necessary but not less frequently than once every fiscal quarter.

Governance and Nominating Committee

The Governance and Nominating Committee is responsible for matters relating to the corporate governance of our company and the nomination of members of the board and committees thereof. During 2013, our Governance and Nominating Committee consisted of three independent members of the Board of Directors, Michael Norman CPA who serves as Chairman, Lawrence Waldman, and Michael Geraghty. The Governance and Nominating Committee meets as often as it determines necessary, but not less than once a year.

Compensation Committee

The Compensation Committee is responsible for overseeing our compensation and employee benefit plans (including those involving the issuance of our equity securities) and practices, including formulating, evaluating, and approving the compensation of our executive officers and reviewing and recommending to the full Board of Directors the compensation of our Chief Executive Officer.  During 2012, our Compensation Committee consisted of three independent members of the Board of Directors, Michael Norman CPA, Ian Sheffield who serves as Chairman, and Lawrence Waldman, CPA. The Compensation Committee meets as often as it determines necessary, but not less than once a year.

Code of Ethics

On March 30, 2004 Bovie adopted a Code of Ethics for executive employees.

A copy of the code of ethics which expressly includes the CEO and CFO, will be provided without charge to any person upon request to Bovie Medical Corporation, 5115 Ulmerton Rd., Clearwater, Florida, 33760 Attn: Gary Pickett.

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

Perquisites and Other Benefits

Our Named Executive Officers are eligible for the same health and welfare programs and benefits as the rest of our employees in their respective locations. In addition, our CEO, Chairman of the Board and President and Chief Sales and Marketing Officer, and Senior Vice President each receive an automobile allowance of approximately $6,000, $6,000, $6,000 and $6,000 per year respectively.

Our Named Executive Officers are entitled to participate in and receive employer contributions to Bovie's 401(k) Savings Plan. However, during January of 2009 management made the decision to suspend the employer 401(k) match, which as of December 31, 2013 has not been re-instated. For more information on employer contributions to the 401(k) Savings Plan see the Summary Compensation Table and its footnotes.

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

Compensation of Named Executive Officers

The following table sets forth the compensation paid to each of our Named Executive Officers for the three years ended December 31, 2013 for services to our Company in all capacities:

Summary Compensation Table

Name And Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) #		Non- Equity Incentive Plan Compensa- tion Earnings ($)	Change in Pension Value and Nonqual- ified Deferred compen- sation Earnings ($)	All Other Compen- Sation ($)		Total ($)
(a)	(b)	(c)	(d)	(e)	(f)		(g)	(h)	(i)		(j)

Robert Gershon*	2013	$6,731	$50,000	$--	$572,250	(1)	$--	$--	$121	(2)	$629,102
CEO and	2012	--	--	--	--		--	--	--		--
Director	2011	--	--	--	--		--	--	--		--

Gary D.	2013	$120,970	--	--	--		--	--	$397	(3)	$121,324
Pickett	2012	$118,380	--	--	$9,500	(4)	--	--	$397	(5)	$128,277
CFO, Treasurer, Secretary	2011	$109,331	--	--	--		--	--	$374	(6)	$109,705

Andrew Makrides**	2013	$215,515	--	--	--		--	--	$15,793	(7)	$231,308
Executive Chairman	2012	$209,791	--	--	$28,500	(8)	--	--	$18,876	(9)	$257,167
of the Board	2011	$205,252	--	--	--		--	--	$18,823	(10)	$224,075

J. Robert Saron	2013	$305,184	--	--	--		--	--	$20,557	(11)	$325,741
President, Chief Sales &	2012	$297,143	--	--	$28,500	(12)	--	--	$22,008	(13)	$347,651
Marketing Officer & Director	2011	$290,651	--	--	--		--	--	$19,321	(14)	$309,972

Moshe	2013	$204,775	--	--	--		--	--	$14,807	(15)	$219,582
Citronowicz	2012	$199,922	--	--	$28,500	(16)	--	--	$14,150	(17)	$242,572
Senior Vice President	2011	$212,199	--	--	--		--	--	$16,534	(18)	$228,733
___________
*  Assumed role as CEO on December 13, 2013
**  CEO until December 13, 2013

# These columns represent the grant date fair value of the awards as calculated in accordance with FASB ASC 718 (Stock Compensation).  Pursuant to SEC rule changes effective February 28, 2010, we are required to reflect the total grant date fair values of the option grants in the year of grant, rather than the portion of this amount that was recognized for financial statement reporting purposes in a given fiscal year which was required under the prior SEC rules, resulting in a change to the amounts reported in prior Annual Reports.

(1)	On December 13, 2013, a total of 750,000 options were granted to Mr. Gershon with a fair value of $0.763 per option.

(2)	This amount includes a car allowance of $121.34.

(3)	This amount includes life insurance premiums of $397.

(4)	On July 12, 2012 a total of 10,000 options were granted to Mr. Pickett with a fair value of $0.95 per option.

(5)	This amount includes life insurance premiums of $397.

(6)	This amount includes life insurance premiums of $374.

(7)	This Amount Includes: car allowance of $6,310; life insurance premium of $456; and health insurance premiums of $9,027.

(8)	On July 12, 2012 a total of 30,000 options were granted to Mr. Makrides with a fair value of $0.95 per option.

(9)	This Amount Includes: car allowance of $6,310; life insurance premium of $456; and health insurance premiums of $12,110.

(10)	This Amount Includes: car allowance of $6,309; life insurance premium of $441; and health insurance premiums of $12,073.

(11)	This Amount Includes: car allowance of $6,310; life insurance premium of $512; and health insurance premiums of $13,735.

(12)	On July 12, 2012 a total of 30,000 options were granted to Mr. Saron with a fair value of $0.95 per option.

(13)	This Amount Includes: car allowance of $6,310; life insurance premium of $512; and health insurance premiums of $15,186.

(14)	This Amount Includes: car allowance of $6,309; life insurance premium of $479; and health insurance premiums of $12,533.

(15)	This Amount Includes: car allowance of $3,155; life insurance premium of $512; and health insurance premiums of $11,140.

(16)	On July 12, 2012 a total of 30,000 options were granted to Mr. Citronowicz with a fair value of $0.95 per option.

(17)	This Amount Includes: car allowance of $1,395; life insurance premium of $512; and health insurance premiums of $12,243.

(18)	This Amount Includes: car allowance of $5,824; life insurance premium of $479; and health insurance premiums of $10,231.

Employment Agreements and Potential Payments Upon Termination or Change in Control

At December 31, 2013, employment contracts with Mr. Makrides, Mr. Gershon, Mr. Saron, and Mr. Citronowicz, which are set to expire in December 2016 for Mr. Makrides and December 31, 2015 for the others, contain an automatic extension for a period of one year after the initial term unless we provide the executives with appropriate 60 days written notice pursuant to the contracts.  The employment agreements provide, among other things, that the executive may be terminated as follows:

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

(d)
By Bovie, without cause, with the majority approval of the Board of Directors, for Mr. Makrides, Mr. Gershon, Mr. Saron, and Mr. Citronowicz at any time upon at least thirty (30) days prior written notice to the executive. In this case Bovie shall be obligated to pay the executive compensation in effect at such time, including all bonuses, accrued or prorated, and expenses up to the date of termination. Thereafter for Messrs Makrides, Saron, and Citronowicz for the period remaining under the contract, Bovie shall pay the executive the salary in effect at the time of termination payable weekly until the end of their contract.

(e)
If Bovie fails to meet its obligations to the executive on a timely basis, or if there is a change in the control of Bovie, the executive may elect to terminate his employment agreement. Upon any such termination or breach of any of its obligations under the employment agreement, Bovie shall pay Mr. Makrides, Mr. Saron and Mr. Citronowicz a lump sum severance equal to three times the annual salary and bonus in effect the month preceding such termination or breach as well as any other sums which may be due under the terms of the employment agreement up to the date of termination. Mr. Gershon shall be paid two times his annual salary and bonus in effect the month preceding such termination or breach as well as any other sums which may be due under the terms of the employment agreement up to the date of termination.

We have an employment contract with Mr. Pickett to serve as Chief Financial Officer which has a current expiration date of June 2015.  In the event of a change of control, the contract provides that Mr. Pickett will receive salary and bonus in effect up to the date of the remaining portion of the contract.

There are no other employment contracts that have non-cancelable terms in excess of one year.

Grants of Equity Based Awards

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards ($/Sh) ***	Grant Date Fair Value of Stock and Option Awards ($)
(a)	(b)	(c)	(d)	(e)

Robert Gershon	December 13, 2013	750,000	$2.09	$572,500

Options Exercises During Fiscal 2013

There were no options exercised during the year ended December 31, 2013 by the Named Executive Officers.

Outstanding Equity Awards

The following table presents information with respect to each unexercised stock option held by our Named Executive Officers as of December 31, 2013:

	Outstanding Equity Awards at 12/31/13
Name	# of Securities Underlying Unexercised Options (# Exercisable)	# of Securities Underlying Unexercised Options (# Unexercisable)	Option Exercise Price ($/sh)	Option Expiration Date 10 Years After Grant Date
Andrew Makrides	25,000	--	3.25	9/29/2013
	25,000	--	2.13	9/23/2014
	25,000	--	2.25	5/5/2015
	6,000	24,000	2.54	7/12/2022
J. Robert Saron	12,500	--	3.25	9/29/2013
	12,500	--	2.13	9/23/2014
	12,500	--	2.25	5/5/2015
	6,000	24,000	2.54	7/12/2022
Moshe Citronowicz	6,000	24,000	2.54	7/12/2022
Gary Pickett	17,143	2,857	8.66	1/12/2017
	4,286	714	7.10	3/29/2017
	7,143	5,357	8.32	10/26/2019
	4,286	5,714	2.46	7/08/2020
	2,000	8,000	2.54	7/12/2022
Robert Gershon	--	750,000	2.09	12/13/2023

Compensation of Non-Employee Directors

The following is a table showing the director compensation for the year ended December 31, 2013:

Name	Fees Earned Or Paid In Cash ($)	Stock Awards ($)	Option Awards ($) ***		Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
(a)	(b)	(c)	(d)		(e)	(f)	(g)	(h)

Lawrence			$10,920	(1)
Waldman	$21,500	0	$17,450	(2)	0	0	0	$49,870
Michael			$9,100	(3)
Norman	$3,500	0	$6,980	(4)	0	0	0	$19,580
August			$9,100	(5)
Lentricchia*	$3,500	0	$6,980	(6)	0	0	0	$19,580
Michael Geraghty	$3,500	0	$9,100	(7)	0	0	0	$12,600
Ian Sheffield **	$0	0	$0		0	0	0	$0
_______
*	Mr. Lentricchia resigned from the board in December 2013.
**	Mr. Sheffield was appointed to the Board in December 2013.
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

(1)	On July 16, 2013, 12,000 ten year stock options with an exercise price of $2.97 and calculated option fair value of $0.91 were granted to Mr. Waldman.
(2)	On December 9, 2013 25,000 ten year stock options with an exercise price of $2.20 and calculated option fair value of $0.698 were granted to Mr. Waldman.
(3)	On July 16, 2013, 10,000 ten year stock options with an exercise price of $2.97 and calculated option fair value of $0.91 were granted to Mr. Norman.
(4)	On December 9, 2013 10,000 ten year stock options with an exercise price of $2.20 and calculated option fair value of $0.698 were granted to Mr. Norman.
(5)	On July 16, 2013, 10,000 ten year stock options with an exercise price of $2.97 and calculated option fair value of $0.91 were granted to Mr. Lentricchia.
(6)	On December 9, 2013 10,000 ten year stock options with an exercise price of $2.20 and calculated option fair value of $0.698 were granted to Mr. Lentricchia.
(7)	On July 16, 2013, 10,000 ten year stock options with an exercise price of $2.97 and calculated option fair value of $0.91 were granted to Mr. Geraghty.

Directors' compensation is determined by the Board of Directors based upon recommendations from the Compensation Committee. A Board member’s service year begins upon stockholders approval at the annual meeting and continues until the next annual meeting. The Board periodically grants directors stock options in order to assure that they have proper incentives and an opportunity for an ownership interest in common with other stockholders. In 2011, the Board decided to add cash payments as a compensation method. Independent board members receive $500 per meeting for attendance in any and all telephonic meetings and $1,000 per meeting for attendance at any in person board meetings for that month. In addition, the Chairman of our Audit Committee receives a monthly stipend of $3,000, plus a one-time grant of 25,000 stock options.

Our Board of Directors presently consists of Robert Gershon, J. Robert Saron, Andrew Makrides, Michael Norman, Ian Sheffield, Lawrence Waldman, and Michael Geraghty.

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

In July of 2012, the shareholders approved the 2012 Executive and Employee Stock Option Plan covering a total of 750,000 shares of common stock issuable upon exercise of options to be granted under the plan. At December 31, 2013 approximately 269,500 remain to be issued in this plan.

There have been no changes in the pricing of any options previously or currently awarded.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors is responsible for determining the compensation of executive officers of the Company, as well as compensation awarded pursuant to the Company’s equity incentive plans.

Until December 13, 2013, our Compensation Committee consisted of three independent members of the Board of Directors, August Lentricchia who serves as Chairman, Michael Norman CPA, and Lawrence Waldman. Following the resignation of Mr. August Lentricchia and the appointment of Ian Sheffield to the Board of Directors on December 13, 2013, our Compensation Committee consisted of three independent members of the Board of Directors, Michael Norman CPA, Ian Sheffield who serves as Chairman, and Lawrence Waldman.

No member of the Compensation Committee is or has been an officer or employee of the Company or any of its subsidiaries. In addition, no member of the Compensation Committee had any relationships with the Company or any other entity that require disclosure under the proxy rules and regulations promulgated by the SEC.

COMPENSATION COMMITTEE REPORT

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K with management. Based on our Compensation Committee’s review of and the discussions with management with respect to the Compensation Discussion and Analysis, our Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our Proxy Statement and in this Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for filing with the SEC.   During the majority of 2013, our Compensation Committee consisted of three independent members of the Board of Directors, Michael Norman CPA, August Lentricchia who serves as Chairman, and Lawrence Waldman, CPA.  Ian Sheffield, our independent director, replaced August Lentricchia upon his resignation from the Board in December of 2013.

The Compensation Committee
Ian Sheffield, Chairman
Michael Norman
Lawrence Waldman

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

See “ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters”.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of March 14, 2014, with respect to the beneficial ownership of the Company’s common stock by its executive officers, directors, all persons known by the Company to be the beneficial owners of more than 5% of its outstanding shares and by all officers and directors as a group.

	Number of Shares
			Nature of	Percentage of
Name and Address	Title	Owned (i)	Ownership	Ownership (i)

RENN Universal Growth Investment Trust	Common	2,309,542 (xii)	Beneficial	13.0%
Frost National Bank
8201 Preston Road, Ste 540
Dallas, Texas 75206

Andrew Makrides	Common	680,213 (ii)	Beneficial	3.8%
5115 Ulmerton Rd.
Clearwater, FL 33760

Robert Gershon	Common	-- (iii)	Beneficial	0.0%
5115 Ulmerton Rd.
Clearwater, FL 33760

J. Robert Saron	Common	430,819 (iv)	Beneficial	2.4%
5115 Ulmerton Rd.
Clearwater, FL 33760

Mike Norman	Common	135,000 (vi)	Beneficial	0.8%
5115 Ulmerton Rd.
Clearwater, FL 33760

Moshe Citronowicz	Common	412,504 (v)	Beneficial	2.3%
5115 Ulmerton Rd.
Clearwater, FL 33760

Gary Pickett	Common	38,429 (vii)	Beneficial	0.2%
5115 Ulmerton Rd.
Clearwater, FL 33760

Ian Sheffield	Common	-- (viii)	Beneficial	0.0%
5115 Ulmerton Rd.
Clearwater, FL 33760

Lawrence Waldman	Common	14,953 (ix)	Beneficial	0.1%
5115 Ulmerton Rd.
Clearwater, FL 33760

Michael E. Geraghty	Common	5,476 (x)	Beneficial	0.0%
5115 Ulmerton Rd.
Clearwater, FL 33760

Officers and Directors as a group (10 persons) 9.5%		1,717,394 (xi)

(i)
Based on 17,826,336 outstanding shares of Common Stock and 2,467,046 outstanding options to acquire a like number of shares of Common Stock as of March 14, 2014, of which officers and directors owned a total of 324,358 options and 1,393,036 shares at December 31, 2013.  We have calculated the percentages on the basis of the amount of outstanding securities plus, for each person or group, any securities that person or group has current or future right to acquire pursuant to options, warrants, conversion privileges or other rights.

(ii)
Includes 599,213 shares and 81,000 vested options out of a total of 105,000 ten year options owned by Mr. Makrides to purchase shares of Common Stock of the Company. Exercise prices for his options range from $2.13 for 25,000 shares to $3.25 for 25,000 shares.

(iii)	Includes zero vested options out of a total of 750,000 ten year options owned by Mr. Gershon, exercisable at $2.09 per share. These options vest equally over a four year period.

(iv)
Includes 387,319 shares and 43,500 vested options out of a total of 67,500 ten year options owned by Mr. Saron, exercisable at prices ranging from $2.13 per share for 12,500 shares, and $3.25 per share for 12,500 shares.

(v)	Includes 412,504 shares plus 6,000 vested out of a total of 30,000 ten year options owned by Mr. Citronowicz exercisable at $2.54 per shares.

(vi)	Includes 135,000 vested ten year options out of a total 135,000 ten year options owned by Mr. Norman exercisable at prices ranging from $2.13 for 25,000 shares to $8.66 for 12,500 shares.

(vii)
Includes 38,429 vested ten year options out of a total 57,500 ten year options owned by Mr. Pickett exercisable at prices ranging from $2.46 for 10,000 shares to $8.66 for 20,000 shares. These options vest over a 5 and 7 year period.

(viii)	Mr. Sheffield became a Board member in December 2013. He does not own any shares of Bovie stock and has not been granted any options as of this date.

(ix)
Includes 14,953 vested ten year options out of a total of 76,500 options owned by Mr. Waldman exercisable at a prices ranging from $2.20 for 25,000 shares to $2.97 for 12,000 shares.  These options vest over a period of 3 and 7 years.

(x)
Includes 5,476 vested ten year options out of a total of 27,500 options owned by Mr. Geraghty exercisable at a prices ranging from $2.20 for 10,000 shares to $2.81 for 7,500 shares.  These options vest over a period of 3 and 7 years.

(xi)
Includes 324,358 vested ten year options out of a total of 1,249,000 ten year outstanding options and 1,393,036 shares owned by all Executive Officers and directors as a group. The last date options can be exercised is December 13, 2023.

(xii)
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

Based solely on a review of the copies of such forms furnished to us, we believe that during the year ended December 31, 2013 all officers, directors and ten percent beneficial owners who were subject to the provisions of Section 16(a) complied with all of the filing requirements during the year.

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

A relative of Moshe Citronowicz, Bovie’s Senior Vice President, is considered a related party. Arik Zoran, is a consultant of the Company doing business as AR Logic, Inc., which is a consulting firm owned by Arik Zoran, Mr. Citronowicz’s brother. During January 2011, we entered into a three year consulting services agreement with AR Logic that provides for a monthly retainer for engineering support for our existing generator product line and a separate hourly based fee structure for additional consulting related to new product lines. AR Logic was paid consulting fees of approximately $266,600, $223,500 and $171,700 during 2013, 2012 and 2011, respectively.

A second relative of Mr. Citronowicz is considered a related party. Yechiel Tsitrinovich is also a brother of Mr. Citronowicz, and acts as a consultant to the Company related to research and development of certain products. Mr. Tsitrinovich has a royalty contract with us related to the creation and design of a proprietary technology that is used in some of our generators. Mr. Tsitrinovich was paid a combination of consulting fees and royalties on previous product designs approximating $72,890, $77,218, and $85,310 for 2013, 2012, and 2011, respectively.

Independent Board Members

The Board currently has four independent members, Michael Norman, Ian Sheffield, Michael Geraghty, and Lawrence Waldman who meet the existing independence requirements of the NYSE MKT Market and the Securities and Exchange Commission.

ITEM 14.  Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to us for fiscal years ended December 31, 2013 and 2012 by our current accountants, Kingery & Crouse P.A. (in thousands) :

	2013	2012
Audit fees (1)	$120	$124

Non-Audit fees:
Audit related fees(2)	10	11
Tax fees(3)	--	--
All other fees(4)	--	--
Total fees billed	$130	$135

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Clearwater, Florida on March 31, 2014.

Bovie Medical Corporation

By:	/s/ Robert Gershon
Robert Gershon
Chief Executive Officer and
(Principal Executive Officer)

By:	/s/ Gary D. Pickett
Gary D. Pickett
Chief Financial Officer,
Treasurer, and Secretary
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

Directors:

/s/ ANDREW MAKRIDES	Executive Chairman of the Board	March 31, 2014
Andrew Makrides

/s/ ROBERT GERSHON	Chief Executive Officer and Director	March 31, 2014
Robert Gershon

/s/ J. ROBERT SARON	President, Chief Sales and Marketing Officer and Director	March 31, 2014
J. Robert Saron

/s/ MICHAEL NORMAN	Director	March 31, 2014
Michael Norman

/s/ IAN SHEFFIELD	Director	March 31, 2014
Ian Sheffield

/s/ LAWRENCE J. WALDMAN	Director	March 31, 2014
Lawrence J. Waldman

/s/ MICHAEL GERAGHTY	Director	March 31, 2014
Michael Geraghty

PART II

ITEM 15.  Exhibits and Financial Statement Schedules

The financial statements and exhibits filed as part of this annual report on Form 10-K are provided below:

ITEM 15A.  Financial Statements

BOVIE MEDICAL CORPORATION

INDEX TO FINANCIAL STATEMENTS

[LETTER HEAD OF KINGERY & CROUSE, P.A.]

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Bovie Medical Corporation:

We have audited the accompanying consolidated balance sheets of Bovie Medical Corporation (the “Company”), as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and of cash flows for the years ended December 31, 2013, 2012 and 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financials based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years  ended December 31, 2013, 2012  and 2011  in conformity with accounting principles generally accepted in the United States of America.

/s/ Kingery & Crouse, P.A.
Certified Public Accountants
Tampa, FL
March 31, 2014

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2013 AND 2012
(in thousands)

ASSETS	2013	2012
Current assets:

Cash and cash equivalents	$7,924	$4,162
Trade accounts receivable, net	1,990	2,874
Inventories, net	8,415	7,543
Current portion of deposits	948	714
Prepaid expenses and other current assets	545	951

Total current assets	19,822	16,244

Property and equipment, net	7,063	7,229
Brand name and trademark	1,510	1,510
Purchased technology, net	575	664
Deferred income tax assets, net	3,412	1,799
Deposits, net of current portion	120	133
Other assets	674	604
Total assets	$33,176	$28,183

The accompanying notes are an integral part of the consolidated financial statements.

 BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2013 AND 2012
(Continued) (in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES	2013	2012
Current liabilities:

Accounts payable	$1,060	$803
Accrued payroll	172	118
Accrued vacation	200	186
Current portion of bonds payable to bank	72	138
Accrued-litigation settlement	541	232
Accrued and other liabilities	867	445

Total current liabilities	2,912	1,922

Bonds payable to bank, net of current portion	3,185	3,281
Derivative liabilities - warrants	5,749	85

Total liabilities	11,846	5,288

Commitments and Contingencies (see Note 13)

Series A 6% convertible preferred stock, par value $0.001; 3,500,000 shares
authorized and issued; preference in liquidation - $7,000,000	2,259	--

STOCKHOLDER’S EQUITY:

Preferred stock, par value $.001; 10,000,000 shares authorized;	--	--
Common stock, par value $.001 par value; 40,000,000 shares authorized; 17,826,336 and 17,781,538 issued and 17,683,257 and 17,638,459 outstanding on December 31, 2013 and 2012, respectively	18	18
Additional paid-in capital	28,687	25,517
Deficit	(9,634)	(2,640)

Total stockholders' equity	19,071	22,895

Total Liabilities and Stockholders' Equity	$33,176	$28,183

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(in thousands)

	2013	2012	2011
Sales, net	$23,660	$27,671	$25,411
Cost of sales	14,462	16,338	14,680
Gross Profit	9,198	11,333	10,731

Gain on legal settlement	--	--	750

Other costs:
Research and development	1,260	1,329	1,197
Professional services	1,835	1,439	1,250
Salaries and related costs	3,235	3,178	3,114
Selling, general and administration	4,894	4,341	4,347
Legal awards and settlement	1,640	--	1,591
Total other costs	12,864	10,287	11,499

Income (loss) from operations	(3,666)	1,046	(18)

Other income (expense):
Interest expense, net	(237)	(232)	(237)
Issuance cost	(664)	--	--
Fees associated with refinance	(543)	--	--
Gain (loss) on change in fair value of derivative liabilities	(842)	20	287
Total other income (expense), net	(2,286)	(212)	50

Income (loss) before income taxes	(5,952)	834	32

Provision for current income taxes	--	--	--
Benefit (provision) for deferred income taxes	1,613	(217)	77
Total benefit (provision) for income taxes - net	1,613	(217)	77

Net income (loss)	$(4,339)	$617	$109

Earnings (loss) per common share:
Basic	$(0.25)	$0.04	$0.01
Diluted	$(0.25)	$0.03	$0.01

Weighted average number of common shares outstanding - basic	17,670	17,631	17,597

Weighted average number of common shares outstanding adjusted for dilutive securities	17,670	17,787	17,669

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(in thousands)

			Additional
	Common		Paid-in
	Shares	Par Value	Capital	Deficit	Total

January 1, 2011	17,563	$18	$25,113	$(3,366)	$21,765

Options exercised	69	-	39	-	39

Stock based compensation	-	-	132	-	132

Stock swap to acquire options	(14)	-	(39)	-	(39)

Lican restricted stock liability settled			111		111

Net income	-	-	-	109	109

December 31, 2011	17,618	18	25,356	(3,257)	22,117

Options exercised	28	-	20	-	20

Stock based compensation	-	-	161	-	161

Stock swap to acquire options	(7)	-	(20)	-	(20)

Net income	-	-	-	617	617

December 31, 2012	17,639	18	25,517	(2,640)	22,895

Options exercised	51	-	70	-	70

Stock based compensation	-	-	506	-	506

Stock swap to acquire options	(6)	-	(22)	-	(22)

Convertible preferred stock – beneficial conversion feature			2,616		2,616

Deemed dividend on convertible preferred stock				(2,616)	(2,616)

Accretion on convertible preferred stock				(39)	(39)

Net loss	-	-	-	(4,339)	(4,339)

December 31, 2013	17,684	$18	$28,687	$(9,634)	$19,071

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(in thousands)

	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$(4,339)	$617	$109
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	739	742	753
Amortization of intangible assets	88	115	172
Provision for (recovery of) inventory obsolescence	12	(93)	37
Loss (gain) on disposal of fixed assets	16	(41)	--
Stock-based compensation	506	161	132
Non cash other income – warrants	842	(20)	(227)
Non cash finance costs allocated to warrants	42	--	--
Non cash other income – Lican	--	--	(61)
Non cash legal settlement	--	--	954
Provision (benefit) for deferred income taxes	(1,613)	210	(76)
Change in assets and liabilities:
Trade receivables	884	(658)	(126)
Prepaid expenses and other current assets	406	(241)	257
Inventories	(884)	287	(719)
Deposits	(234)	(227)	(111)
Accounts payable	257	(284)	134
Litigation settlement liability	309	(564)	731
Accrued and other liabilities	365	94	(30)
Accrued payroll	54	30	(12)
Accrued vacation	14	37	(20)
Net cash provided by (used in) operating activities	(2,536)	165	1,897

Cash flows from investing activities:
Purchases of property and equipment	(588)	(753)	(542)
Net cash used in investing activities	(588)	(753)	(542)

Cash flows from financing activities:
Proceeds from convertible preferred stock and warrants	7,000	--	--
Repayments of capital lease payable	--	--	(111)
Proceeds from sales of common stock	48	--	--
Proceeds from long-term debt	--	--	3,549
Repayments of long-term debt	(162)	(130)	(3,740)
Net cash provided by (used in) financing activities	6,886	(130)	(302)

Net change in cash and cash equivalents	3,762	(718)	1,053

Cash and cash equivalents at beginning of year	4,162	4,880	3,827

Cash and cash equivalents at end of year	$7,924	$4,162	$4,880
Cash paid for:
Interest paid, net	$195	$232	$237
Income taxes	$--	$--	$--

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	DESCRIPTION OF BUSINESS

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

Consolidated Financial Statements

The accompanying consolidated financial statements include the accounts of Bovie and its wholly owned subsidiaries, Aaron Medical Industries, Inc., BVX Holdings LLC, and Bovie Holdings, Inc., (collectively, the “Company” or “we”, “our” or “us”). All intercompany transactions and balances have been eliminated in consolidation.

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

With respect to receivables, our ten largest customers accounted for approximately 58%, 72% and 62% of trade receivables as of December 31, 2013, 2012 and 2011, respectively, and 60.9%, 66.3% and 64.6% of net revenues for the respective years then ended. In 2013, three customers accounted for more than 10% of our sales, National Distribution & Contracting Inc., PSS World Medical, and McKesson Medical Surgical, who had 13.1%, 10.9% and 10.3% respectively. In 2012, National Distribution & Contracting Inc. accounted for 12.4% of our sales, while in 2011, no one customer accounted for over 10% of our sales.  All of these entities are customers of our U.S. operations.  We perform ongoing credit evaluations of our customers and generally do not require collateral because we believe we have procedures in place to limit potential for significant losses, and because of the nature of our customer base.

Derivative Financial Instruments

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

Accounts Receivable and Allowance for Doubtful Accounts

Our credit terms for our billings range from net 10 days to net 30 days, depending on the customer agreement.  Accounts receivable are determined to be past due if payments are not made in accordance with such agreements and an allowance is recorded for accounts that become three months past due or sooner if there are other indicators that the receivables may not be recovered.  Customary collection efforts are initiated and receivables are written off when we determine they are not collectible and abandon these collection efforts. We gave negotiated sales volume discounts, which amounted to approximately $523,000, $565,000 and $520,000 for the years ended December 31, 2013, 2012 and 2011, respectively. Sales are reported net of all discounts.

We evaluate the allowance for doubtful accounts on a regular basis for adequacy based upon our periodic review of the collectability of the receivables in light of historical experience, adverse situations that may affect our customers’ ability to pay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.  Substantially all of the receivables included in the accompanying balance sheets were recovered subsequent to the respective year ends.  Because of this, and because historical losses on accounts receivable have not been material, management believes that the allowances for doubtful accounts of approximately $39,000 and $32,000 at December 31, 2013 and 2012, respectively, are, or were, adequate to provide for possible bad debts.

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

Inventories at December 31, 2013 and 2012 were as follows (in thousands):

	2013	2012

Raw materials	$5,470	$5,133
Work in process	882	853
Finished goods	2,455	2,016
Gross inventories	8,807	8,002
Less: reserve for obsolescence	(392)	(459)

Net inventories	$8,415	$7,543

During 2013, the reserves for raw materials inventory and related costs of sales decreased by approximately $67,000 due to disposing of old inventory. In 2012, the reserve and related cost of sales decreased by approximately $93,000 as a result of changes in estimates regarding the recoverability of certain types of our inventory. There are no reserves for finished goods or work in progress as of December 31, 2013 and 2012.

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

Intangible Assets

These assets consist of licenses, purchased technology and brand name and trademarks.  The licenses and purchased technology (other intangibles) are being amortized by the straight-line method over a 5-17 year period commencing with the date they were placed in service. Estimated aggregate amortization expense for the five years ending December 31, 2018 is expected to approximate $577,000.

Brand name and trademark qualifies as an indefinite-lived intangible asset and is not subject to amortization.  Intangibles with indefinite lives are analyzed for impairment annually or more frequently if events and circumstances indicate that the asset may be impaired.  If impaired, an impairment loss is recognized in an amount equal to the excess of the asset's carrying value over its fair value.

Other Long-Lived Assets

We review other long-lived assets for recoverability if events or changes in circumstances indicate that the assets may have been impaired. This circumstance exists when the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from its use and eventual disposition.  In those cases an impairment loss is recognized to the extent that the assets’ carrying amount exceeds its fair value.  Any impairment losses are not restored in the future if the fair value increases. At December 31, 2013, we believe the remaining carrying values of our long-lived assets are recoverable.

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

●
Amounts billed to customers related to shipping and handling charges are included in net sales. Shipping and handling costs included in cost of sales were approximately $104,000, $128,000 and $129,000 in 2013, 2012 and 2011, respectively.

Advertising Costs

All advertising costs are expensed as incurred. The amounts of advertising costs were approximately $305,000, $277,000, and $305,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Net Earnings (Loss) Per Common Share

We compute basic earnings (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding for the reporting period.  Diluted earnings (loss) per share gives effect to all potential dilutive shares outstanding (in our case, stock options that are in the money) during the period.  The number of dilutive shares is calculated using the treasury method which reduces the effective number of shares by the amount of shares we could purchase with the proceeds of assumed exercises. In 2013, the net loss per share the employee stock options and warrants are excluded from diluted net loss per common share calculations as of such dates because they are anti-dilutive and results in basic and diluted loss per share to be equivalent.

During the years ended December 31, 2012 and 2011, we reported net income per share and, accordingly, common equivalent shares outstanding as of December 31, 2012 and 2011, which consisted of employee stock options and warrants issued in connection with our private placement were included. The number of common share equivalents at December 31, 2013, not included in the computation was approximately 12,900,000.

Research and Development Costs

With the exception of development costs that are purchased from another enterprise and have alternative future use, research and development expenses are charged to operations as incurred.

Research and Development Costs for Others

For research and development activities that are partially or completely funded by other parties, and when the obligation is incurred solely to perform contractual services, expenses are charged to cost of sales and all revenues resulting from such activities are shown as sales. We have expended $1.3 million, $1.3 million, and $1.2 million for the years ended 2013, 2012, and 2011 respectively.

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

It is our policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. To the extent that the probable tax outcome of these uncertain tax positions changes, such changes in estimate will impact the income tax provision in the period in which such determination is made. At December 31, 2013, we believe we have appropriately accounted for any unrecognized tax benefits. To the extent we prevail in matters for which a liability for an unrecognized tax benefit is established or we are required to pay amounts in excess of the liability, our effective tax rate in a given financial statement period may be affected.

Since inception, we have been subject to tax by both federal and state taxing authorities. Until the respective statutes of limitations expire (which may be as much as 20 years while we have unused NOL’s), we are subject to income tax audits in the jurisdictions in which we operate.

Reclassifications

Certain amounts in our prior years’ financial statements have been reclassified to conform to the current year presentation.

NOTE 3.	TRADE ACCOUNTS RECEIVABLE

As of December 31, 2013 and 2012, trade accounts receivable were as follows (in thousands):

	2013	2012
Trade accounts receivable	$2,029	$2,906
Less: allowance for doubtful accounts	(39)	(32)

Trade accounts receivable, net	$1,990	$2,874

NOTE 4.	PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2013 and 2012, property, plant and equipment consisted of the following (in thousands):

	2013	2012

Land	$1,600	$1,600
Machinery and equipment	3,892	3,648
Building and improvements	3,868	3,854
Furniture and fixtures	1,984	2,002
Leasehold improvements	2	384
Molds	1,383	1,192
	12,729	12,680
Less: accumulated depreciation and amortization	(5,666)	(5,451)

Net property, plant, and equipment	$7,063	$7,229

NOTE 5.	INTANGIBLE ASSETS

At December 31, 2013 and 2012, intangible assets consisted of the following (in thousands):

	2013	2012

Brand name and trademark (life indefinite)	$1,510	$1,510

Purchased technology (9-17 year lives)	$1,441	$1,441
Less: accumulated amortization	(866)	(777)

Purchased technology, net	$575	$664

With respect to our trademark and brand name, we continue to market products, release new products and product extensions and maintain and promote these trademarks and brand name in the marketplace through legal registration and such methods as advertising, medical education and trade shows.  It is our belief that these trademarks and brand names will generate cash flow for an indefinite period of time.  Therefore, we believe our trademarks and brand name intangible assets are not impaired.

Amortization expense amounts for the next five years are approximately $145,000 in 2014 and $108,000 for 2015 through 2018.

During 2011, certain intangible assets were transferred in conjunction with our settlement agreement with Mr. Livneh (See Note 13).

NOTE 6.	CAPITAL STOCK

Common Stock - Holders of common stock are entitled to one vote for each share held of record on each matter submitted to a vote of shareholders. Holders of our common stock do not have a cumulative voting right, which means that the holders of more than one half of our outstanding shares of common stock, subject to the rights of the holders of preferred stock, can elect all of our directors, if they choose to do so. In this event, the holders of the remaining shares of common stock would not be able to elect any directors. Subject to the prior rights of any class or series of preferred stock which may from time to time be outstanding, if any, holders of common stock are entitled to receive ratably, dividends when, as, and if declared by our Board of Directors out of funds legally available for that purpose and, upon our liquidation, dissolution, or winding up, are entitled to share ratably in all assets remaining after payment of liabilities and payment of accrued dividends and liquidation preferences on the preferred stock, if any. Holders of common stock have no preemptive rights and have no rights to convert their common stock into any other securities. The outstanding common stock is duly authorized and validly issued, fully-paid, and non-assessable. Except as otherwise required by Delaware law, and subject to the rights of the holders of preferred stock, all stockholder action is taken by the vote of a majority of the outstanding shares of common stock present at a meeting of shareholders at which a quorum consisting of a majority of the outstanding shares of common stock is present in person or by proxy. Shares repurchased are held as treasury shares and used for general corporate purposes including, but not limited to, satisfying obligations under our employee benefit plans. Treasury stock is recorded at cost.

Preferred Stock - We are authorized to issue 10 million shares of preferred stock, par value $0.001 per share. We may issue preferred stock in one or more series and having the rights, privileges, and limitations, including voting rights, conversion rights, liquidation preferences, dividend rights and preferences and redemption rights, as may from time to time be determined by our Board of Directors. Preferred stock may be issued in the future in connection with acquisitions, financings, or other matters, as our Board of Directors deems appropriate. In the event that we determine to issue any shares of preferred stock, a certificate of designation containing the rights, privileges, and limitations of this series of preferred stock will be filed with the Secretary of State of the State of Delaware. The effect of this preferred stock designation power is that our Board of Directors alone, subject to Federal securities laws, applicable blue sky laws, and Delaware law, may be able to authorize the issuance of preferred stock which could have the effect of delaying, deferring, or preventing a change in control of our company without further action by our shareholders, and may adversely affect the voting and other rights of the holders of our common stock. The issuance of preferred stock with voting and conversion rights may also adversely affect the voting power of the holders of our common stock, including the loss of voting control to others.

Series A 6% Convertible Preferred Stock - During December 2013, our Board of Directors approved a Certificate of Designation of Preferences, Rights, and Limitations of Series A 6% Convertible Preferred Stock, which Certificate was filed with the Secretary of State of the State of Delaware on December 13, 2013.  The following is a summary of the rights, privileges and preferences of the Series A Preferred Stock:

Number of Shares. The number of shares of Preferred Stock designated as Series A Preferred Stock is 3,500,000 (which shall not be subject to increase without the written consent of all of the holders of the Series A Preferred Stock).

Stated Value: The initial Stated Value of each share of Series A Preferred Stock is $2.00 (as adjusted pursuant to the Certificate of Designations).

Conversion: The Series A Preferred Stock shall be convertible at the option of the holder, into common stock on a one-for-one basis, subject to adjustments for stock dividends, splits, combinations and similar events as described in the form of Certificate of Designations. In addition, the Company has the right to require the holders to convert to common stock under certain enumerated circumstances.

Redemption: At any time after the 48 month anniversary of the date of issuance of the Series A Preferred Stock, each share of Series A Preferred Stock shall be redeemable at the option of the holder thereof, for an amount equal to the Stated Value (the “Redemption Amount”). The Company shall pay the Redemption Amount as follows: (i) one third of such amount not later than five business days following the applicable Redemption Date (as defined in the Certificate of Designations); (ii) one third of such amount one year following the applicable Redemption Date; and (iii) one third of such amount two years following the applicable Redemption Date; provided, however, that if the applicable Redemption Date is a date following the eighty fourth (84th) anniversary of the issuance of the Series A Preferred Stock, the entire redemption amount shall be payable in one single payment.

Dividends: Dividends shall accrue on each share of Series A Preferred Stock at the rate of 6% of the stated value per year, compounded annually, whether or not declared. The holders of the Series A Preferred Stock, following notice, have the right to be paid an amount equal to one third of all accrued and unpaid dividends on the following dates: (i) the 48th month following the issuance of the Series A Preferred Stock; (ii) the 60h month following the issuance of the Series A Preferred Stock and (iii) the 72nd month following the issuance of the Series A Preferred Stock.

Voting Rights: Except as described in the Certificate of Designations, holders of the Series A Preferred Stock will vote together with holders of the Company common stock on all matters, on an as-converted to common stock basis, and not as a separate class or series (subject to limited exceptions).

Liquidation Preferences. In the event of any liquidation or winding up of the Company prior to and in preference to any Junior Securities (including common stock), the holders of the Series A Preferred Stock will be entitled to receive in preference to the holders of the Company common stock a per share amount equal to the Stated Value (as adjusted pursuant to the Certificate of Designations).

THE FOREGOING SUMMARY OF THE RIGHTS, PRIVILEGES AND PREFERENCES OF THE SERIES A PREFERRED STOCK IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO THE CERTIFICATE OF DESIGNATIONS.

NOTE 7.	CONVERTIBLE PREFERRED STOCK AND WARRANTS

2013 Financing

On December 13, 2013, the Company entered into a securities purchase agreement with certain investors for the private placement, for aggregate gross proceeds of $7,000,000, of 3,500,000 shares of the Company’s newly-designated Series A 6% Convertible Preferred Stock (the “Series A Preferred Stock” – see Note 6) and warrants to purchase 5,250,000 shares of our common stock at an exercise price of $2.387 per share.

The shares of Series A Preferred Stock, which have a stated liquidation value of $2.00, are convertible at any time, at the option of the holder, into shares of common stock on a one-for-one basis and vote with the shares of common stock on an as-converted basis. The holders of the Series A Preferred Stock may request redemption of their shares at their stated value of $2.00 per share, beginning on December 13, 2017. The Series A Preferred Stock accrues dividends at the rate of 6% per annum, whether or not declared by the Board of Directors.

The Warrants may be exercised at any time on or after June 13, 2014 and expire on June 13, 2019. They may be exercised on a cashless basis and contain customary anti-dilution protection in the event of stock splits, stock dividends or similar events.

In connection with the placement of the Series A Preferred Stock and warrants, we also issued warrants to purchase 525,000 shares of our common stock, with the same terms as the investor warrants, to the placement agent and paid cash fees to the placement agent of $420,000, equal to six percent of the purchase price paid by the investors in the offering.  We also incurred other cash fees related to the offering of $202,145.

The warrants contain a provision that may require net cash settlement in the event that there is a Fundamental Transaction (contractually defined as a merger, sale of substantially all assets, tender offer or share exchange). Because of this contingent redemption provision, the warrants require liability classification in accordance with FASB ASC 480-10, Distinguishing Liabilities from Equity and do not meet all of the established criteria for equity classification in FASB ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity. Accordingly, the warrants are recorded as derivative liabilities at fair value. Changes in the fair value of the warrants are charged or credited to income each period.

The warrants issued to the investors and to the placement agent were valued using a binomial lattice model, because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in the model included the market price of our common stock on the date of valuation, an expected dividend yield of zero, the remaining period to the expiration date of the warrants, expected volatility of our common stock over the remaining life of the warrants of 46% - 48% estimated based on a review of our historical volatility, and risk-free rates of return based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the warrants.  At December 13, 2013 and December 31, 2013, the investor warrants were valued at $4,383,750 and $4,599,000, respectively, and the placement agent warrants were valued at $438,375 and $459,900, respectively. The aggregate change in value of the investor and placement agent warrants between December 13, 2013 and December 31, 2013 of $236,775 was recorded in income as a non-operating loss.

The Company and the investors also executed a Registration Rights Agreement whereby the Company agreed to register the shares of common stock issuable upon conversion of the Series A Preferred Stock and upon exercise of the Warrants, as well as the common stock underlying the warrants issued to the placement agent. Pursuant to the terms of the Registration Rights Agreement, the Company agreed to file a registration statement within thirty days of the closing date and was required to obtain the effectiveness of such registration statement within ninety days of its filing. In the event that the required filing and effectiveness dates are not met or if the registration statement, once effective, fails to remain effective for a continuous period of 30 days or for a cumulative total of 60 days in any 12 month period, then the Company is required to pay to each investor an amount in cash, as liquidated damages and not as a penalty, equal to 1% of the aggregate purchase price paid by such investor for its Preferred Stock and Warrants; and on each monthly anniversary of each such event (if the applicable event has not been cured by such date) until the applicable event is cured, a further 1% of the purchase price, subject to a maximum payment of 10% of the purchase price. The required registration statement was filed on January 10, 2014 and became effective on January 28, 2014. Accordingly, the Company will not be required to pay any liquidated damages to the investors, unless the registration statement fails to remain continuously effective for the periods specified by the Registration Rights Agreement.  The Company does not presently anticipate being required to make any such payments.

The gross proceeds of the offering of $7,000,000 were first allocated to the fair value of the warrants issued to the investors, with the balance of the proceeds allocated to the Series A Preferred Stock.  The aggregate costs of the offering of $1,060,520, including the cash fees paid of $622,145 and the fair value of the placement agent warrants of $438,375, were allocated between the Series A Preferred Stock and the warrants based on the gross proceeds allocated to each instrument, as follows:

	Proceeds Allocated	Expenses Allocated

Series A Preferred Stock	$2,616,250	$396,369
Investor Warrants	4,383,750	664,151
	$7,000,000	$1,060,520

Because the warrants are recorded as a liability at fair value, the portion of the expenses allocated to the warrants was expensed and is included in other income (expense) section in our Statement of Operations.

In accordance with ASC 470-20-25-5, the company recognized a beneficial conversion feature related to the Series A Preferred Stock, The beneficial conversion feature, which was limited to $2,616,250, the proceeds initially allocated to the Series A Preferred Stock, was credited to additional paid-in capital. Because the Series A Preferred Stock is not mandatorily redeemable but can be immediately converted by the holder, the discount recognized by the allocation of proceeds to the beneficial conversion feature was immediately accreted and recognized as a dividend to the preferred shareholders, in accordance with ASC 470-20-35-7c.

Because the holders of the Series A Preferred Stock may request redemption on or after December 13, 2017, the preferred stock has conditions for its redemption that are not within the control of the Company.  Accordingly, the carrying amount of the Series A Preferred Stock of $2,616,250, net of the expenses allocated to the preferred stock of $396,369, was recorded outside of stockholders’ equity, as mezzanine equity, in accordance with ASC 480-10-S99.  The net carrying amount of the Series A Preferred Stock is being accreted to its redemption value over the four year period to when the holders may request redemption, using an effective interest method. For the period ended December 31, 2013, additional accretion of $38,887 was recognized and the net carrying amount of the Series A Preferred Stock at December 31, 2013 was $2,258,767.

2010 Financing

On April 18, 2010, we entered into a securities purchase agreement for the private placement of 571,429 shares of common stock and 285,714 warrants to purchase common stock at an exercise price of $6.00 per share, for aggregate gross proceeds of approximately $3 million. In connection with the private placement, we paid certain cash fees and also issued 34,286 and 10,000 warrants to the placement agents, at an exercise price of $6.00 per share.

The warrants are exercisable at any time and will expire on April 18, 2015. The exercise price of the warrants issued to the investors is subject to adjustment so that, among other things, if we issue any shares of common stock (including options and warrants, with standard exceptions), at a price that is lower than the exercise price then in effect, the exercise price then in effect will be reduced to such lower price. As a result of the 2013 financing described above, the exercise price of the investor warrants issued in 2010 was reduced to $2.00 per share and the number of warrants increased by 571,428 to 857,142. The number of placement agent warrants and their exercise price were not affected.

The warrants contain a provision that may require net cash settlement in the event that there is a Fundamental Transaction (contractually defined as a merger, sale of substantially all assets, tender offer or share exchange). Because of this contingent redemption provision, the warrants require liability classification in accordance with FASB ASC 480-10, Distinguishing Liabilities from Equity and do not meet all of the established criteria for equity classification in FASB ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity. Accordingly, the warrants are recorded as derivative liabilities at fair value. Changes in the fair value of the warrants are charged or credited to income each period.

The warrants are valued using a binomial lattice model. Significant assumptions used in the model at December 31, 2013 included the market price of our common stock, an expected dividend yield of zero, the remaining period to the expiration date of the warrants, expected volatility of our common stock over the remaining life of the warrants of 43%, estimated based on a review of our historical volatility, and risk-free rates of return of 0.36% based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the warrants. We also take into consideration a probability assumption for anti-dilution. At December 31, 2013 and December 31, 2012, the fair value of the investor and placement agent warrants was approximately $690,000 and $85,000, respectively.

On March 31, 2014, the Company entered into an agreement with an existing warrant holder pursuant to which the Company repurchased warrants exercisable into 142,857 shares of Common Stock for an aggregate purchase price of $420,571.01.

Reconciliation of changes in fair value

Certain assets and liabilities that are measured at fair value on a recurring basis are measured in accordance with FASB ASC Topic 820-10-05, Fair Value Measurements.  FASB ASC Topic 820-10-05 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements.

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. Our derivative financial instruments that are measured at fair value on a recurring basis are all measured at fair value using Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following represents a reconciliation of the changes in fair value of warrants measured at fair value using Level 3 inputs during the year ended December 31, 2013:

(in $ thousands)	2013 Investor Warrants	2013 Placement Agent Warrants	2010 Investor Warrants	2010 Placement Agent Warrants	Total

Balance, December 31, 2012	$-	$-	$71	$14	$85

Issuances – December 13, 2013	4,384	438	-	-	4,822

Fair value adjustments:
Effect of change in exercise price	-	-	613	-	613
Change in fair value	215	22	5	(13)	229

Balance, December 31, 2013	$4,599	$460	$689	$1	$5,749

NOTE 8.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In July 2013, the FASB issued ASU 2013-11, “Presentation of an unrecognized tax benefit when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists.” ASU 2013-11 requires companies to present a deferred tax asset net of related unrecognized tax benefits if there is a net operating loss or other tax carry-forwards that would apply in settlement of the uncertain tax position. To the extent that an uncertain tax position would not be settled through a reduction of a net operating loss or other tax carry-forwards, the unrecognized tax benefit will be presented as a liability. The guidance is effective for the fiscal year beginning January 1, 2014, with early adoption permitted. The requirements of ASU 2013-11 did not have a material impact on our financial statements.

We have reviewed all other recently issued standards and have determined they will not have a material impact on our consolidated financial statements, or do not apply to our operations.

NOTE 9.	LONG TERM DEBT

Mortgage Note Payable

At December 31, 2013, we had approximately $3.3 million outstanding industrial revenue bonds which were previously used for the purchase and renovation of our Clearwater, Florida facility.  These bonds were refinanced in October 2011 through PNC Bank, N.A. The bonds, which had a 20-year amortization term, bear interest at a fixed interest rate of 5.6%.  Scheduled maturities of this indebtedness are approximately $72,000, $3.2 million for 2013 and 2014, which included additional monthly principal payments and an accelerated balloon payment date pursuant to the forbearance amendment to our credit agreement dated October 22, 2013 mentioned below.

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

Pursuant to the terms of the our previous amendment to our credit facility, we were required, among other things, to maintain a minimum adjusted EBITDA in at least the following amounts, for the following periods: (a) ($525,000) for the three months including March 31, 2013; (b) ($1,100,000) for the six months ending June 30, 2013; (c) ($1,400,000) for the nine months ended September 30, 2013; and (d) ($1,550,000) for the twelve months ended December 31, 2013. We also were to maintain a Fixed Charge Coverage Ratio of at least the following at the end of the following periods: (i) 1.25:1.0 for the three months ended March 31, 2014; (ii) 1.25:1.0 for the six months ended June 30, 2014; (iii) 1.25:1.0 for the nine months ended September 30, 2014.

At December 31, 2013, we were in full compliance with the amended loan covenants and ratios for our credit facility.

On March 20, 2014, the Company entered into a transaction with The Bank of Tampa, a Florida banking corporation (“Lender”) wherein Lender extended to the Company a mortgage loan in the principal amount of $3,592,000 (the “Loan”). The obligations under the Loan are secured by a first mortgage and security interest in the Company’s Clearwater, Florida facility as well as an assignment of the Company’s accounts receivable.  In addition, the Company pledged and interest in a certificate of deposit in the amount of $898,000 as additional collateral which declines on a pro rata basis as principal is paid.  The initial maturity date of the Loan is March 20, 2017; however the Company has an option to extend the maturity date until March 20, 2022.

Borrowings under the Loan bear interest at LIBOR plus 3.5%, with a fixed monthly principal payment of $19,956.

The Loan documents contain customary financial covenants, including a covenant that the Company maintain a minimum liquidity of $750,000.  Although there is no Debt Service Coverage Ratio (as defined in the Loan Agreement) for the initial term of the Loan, should the Company desire to extend the Loan beyond three years, the Company must maintain a Debt Service Coverage Ratio for each of the preceding four quarters of not less than 1.0 to 1.0.  In the event the Loan is extended, the Debt Service Coverage Ratio must not be less than 1.2 to 1.0.

Simultaneously with the closing of the Loan, the Company redeemed those certain Industrial Revenue Bonds issued by the Pinellas County Industrial Development Authority and satisfied its obligations to its prior lender, PNC Bank, N.A (“PNC Bank”).  In connection with the redemption of the Bonds, the Company paid PNC Bank $3,188,332.51 to satisfy its existing credit facility.  In connection with the termination of the interest rates swap agreement with PNC Bank, the Company paid PNC Bank an additional $410,275.

Our future contractual obligations for agreements with initial terms greater than one year and agreements to purchase materials in the normal course of business are summarized as follows (in thousands):

Description	Years Ending December 31,
	2014	2015	2016	2017	2018	Thereafter
Long-term debt	$3,257	-	-	-	-	-

NOTE 10.	TAXES AND NET OPERATING LOSS CARRYFORWARDS

During 2010, our 2008 and 2009 federal tax returns were selected for examination by the United States Internal Revenue Service (“the IRS”). The exam was concluded in March, 2011. As a result of the IRS exam, our federal net operating loss carry-forwards were reduced by approximately $350,000 and R&D credits were reduced by approximately $55,000.

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. The tax effects of these temporary differences representing the components of deferred tax assets (liabilities) at December 31 were approximately as follows (in thousands):

	2013	2012
Deferred tax assets, current:
U.S. net operating loss carry-forwards	$2,026	$1,097
Settlements	204	--
State net operating loss carry-forwards	363	197
Research and development credits	876	774
AMT credits	75	73
Accounts receivable	15	12
Reserves	--	1
Inventory	--	--
Charitable	12	9
Accrued expenses	281	132
Accrued Settlement	--	--
Non-current estimate of loss and credit carry-forwards	(3,852)	(2,295)
Total deferred tax assets, current	--	--

Deferred tax assets, non-current:
Investment in subsidiary	128	128
Loss and credit carry-forwards	3,852	2,295
Stock based compensation	158	95
Total deferred tax assets, non- current	4,138	2,518

Deferred tax liabilities, non-current:
Inventory	1	(1)
State taxes (capital)	(3)	(4)
Property and equipment	(346)	(361)
Intangibles	(365)	(304)
Unrecognized tax benefit liability for non-current temporary differences	(13)	(49)
Total deferred tax liabilities, non-current	(726)	(719)

Net non-current deferred income tax asset	$3,412	$1,799

We consider all positive and negative evidence regarding the realization of deferred tax assets, including past operating results and future sources of taxable income. U.S. net operating losses will begin to expire in years beginning in 2019.

We assess the financial statement impact of an uncertain tax position taken or expected to be taken on an income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained. All of our positions arise from taxable temporary differences and, as such, the liability has been recognized in the net deferred tax asset, current and non-current items to which they relate.  The calculated amount of penalties and interest related to these timing differences were immaterial at December 31, 2013 and 2012.

Below is a reconciliation of the statutory federal income tax rate to our effective tax rate for the fiscal years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Federal tax provision	34.0%	34.0%	34.0%
State taxes (net of federal benefit)	2.6%	4.1%	(32.0	) %
Stock based compensation*	-	--	(27.8	) %
Research and development credits*	-	--	(78.0	) %
Warrant gains	-	--	(175.9	) %
Meals and entertainment	-	--	39.1%
Other	(9.3)%	(12.2)%	--
	27.3%	25.9%	(240.6	) %
_________
* Net of IRS Exam adjustments for 2010

NOTE 11.	RETIREMENT PLAN

The Company provides a tax-qualified profit-sharing retirement plan under section 401(k) of the Internal Revenue Code for the benefit of eligible employees with an accumulation of funds for retirement on a tax-deferred basis and provides for annual discretionary contribution to individual trust funds.

All employees are eligible to participate. The employees may make voluntary contributions to the plan up to the maximum percentage allowed by the Internal Revenue Code. Vesting in employee matching contributions is graded and depends on the years of service. After three years from their date of hire, the employees are 100% vested.  The Company makes matching contributions of 50% of the employee contributions up to a total of 3% of participant payroll. Beginning 2009 through 2013 the Company’s management suspended the matching contribution as a cost cutting measure.

NOTE 12.	OTHER RELATED PARTY TRANSACTIONS

Research and Development Consulting Services

A relative of Moshe Citronowicz, Bovie’s Senior Vice President, is considered a related party. Arik Zoran is a consultant of the Company doing business as AR Logic, Inc., which is a consulting firm owned by Arik Zoran, Mr. Citronowicz’s brother. During January 2011, we entered into a three year consulting services agreement with AR Logic that provides for a monthly retainer for engineering support for our existing generator product line and a separate hourly based fee structure for additional consulting related to new product lines. AR Logic was paid consulting fees of approximately $266,600, $223,500 and $171,700 during 2013, 2012 and 2011, respectively.

A second relative of Mr. Citronowicz is considered a related party. Yechiel Tsitrinovich is also a brother of Mr. Citronowicz, and acts as a consultant to the Company related to research and development of certain products. Mr. Tsitrinovich has a royalty contract with us related to the creation and design of a proprietary technology that is used in some of our generators. Mr. Tsitrinovich was paid a combination of consulting fees and royalties on previous product designs approximating $72,890, $77,218, and $85,310 for 2013, 2012, and 2011, respectively.

Professional Services

A former director of Bovie who resigned in March 2012, is president and a shareholder of Ronin Consulting Group, Inc., a company which provides various financial and analytical project consulting services to Bovie. During the time period that Mr. MacLaren was a director for the Company, Ronin Consulting Group, Inc. was paid fees of approximately $20,000 and $80,000 during 2012, and 2011, respectively.

Another former director of Bovie who resigned in March 2012, provides consulting services related to research and development of certain products and was paid fees during the time period that he was acting as a director of approximately $7,500 and $30,000, during 2012 and 2011, respectively.

NOTE 13.	OTHER COMMITMENTS AND CONTINGENCIES

Property and Rental Agreements

We were obligated under an operating lease for a manufacturing and warehouse facility in St. Petersburg, Florida which lease required monthly payments of approximately $14,000, and expired on October 31, 2013. We also lease a separate warehouse facility in Clearwater (under a month-to-month arrangement requiring monthly payments of approximately $1,600).

The following is a schedule of approximate future minimum lease payments under operating leases as of December 31, 2013 (in thousands):

2014	$12
2015	--

Total	$12

Rent expense for the years ended December 31, 2013, 2012 and 2011 approximated $228,000, $256,000 and $256,000, respectively.

Purchase Commitments

At December 31, 2013, we had purchase commitments for inventories totaling approximately $3.1 million, substantially all of which is expected to be purchased by the end of 2014.

Employment Agreements

At December 31, 2013, we were obligated under three employment agreements which have expiration dates between June 2015 and December 2016. Approximate future minimum payments under these agreements are as follows as of December 31, 2013 (in thousands):

2014	$1,316
2015	786
2016	216

Total	$2,318

At December 31, 2013, employment contracts with Mr. Makrides, Mr. Gershon, Mr. Saron, and Mr. Citronowicz, which are set to expire in December 2016 for Mr. Makrides and December 31, 2015 for the others, contain an automatic extension for a period of one year after the initial term unless we provide the executives with appropriate 60 days written notice pursuant to the contracts.  The employment agreements provide, among other things, that the executive may be terminated as follows:

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

(d)
By Bovie, without cause, with the majority approval of the Board of Directors, for Mr. Makrides, Mr. Gershon, Mr. Saron, and Mr. Citronowicz at any time upon at least thirty (30) days prior written notice to the executive. In this case Bovie shall be obligated to pay the executive compensation in effect at such time, including all bonuses, accrued or prorated, and expenses up to the date of termination. Thereafter for Messrs Makrides, Saron, and Citronowicz for the period remaining under the contract, Bovie shall pay the executive the salary in effect at the time of termination payable weekly until the end of their contract.

(e)
If Bovie fails to meet its obligations to the executive on a timely basis, or if there is a change in the control of Bovie, the executive may elect to terminate his employment agreement. Upon any such termination or breach of any of its obligations under the employment agreement, Bovie shall pay Mr. Makrides, Mr. Saron and Mr. Citronowicz a lump sum severance equal to three times the annual salary and bonus in effect the month preceding such termination or breach as well as any other sums which may be due under the terms of the employment agreement up to the date of termination. Mr. Gershon shall be paid two times his annual salary and bonus in effect the month preceding such termination or breach as well as any other sums which may be due under the terms of the employment agreement up to the date of termination.

We have an employment contract with Mr. Pickett to serve as Chief Financial Officer which has a current expiration date of June 2015.  In the event of a change of control, the contract provides that Mr. Pickett will receive salary and bonus in effect up to the date of the remaining portion of the contract.

There are no other employment contracts that have non-cancelable terms in excess of one year.

Litigation

Stockholder Derivative Action

In September 2011, the Company was served in a purported stockholder derivative action that was filed in the United States District Court for the Middle District of Florida against the Company and certain of its present and former officers and directors. The complaint asserts, among other things, breach of fiduciary duties and bad faith in relation to the management of the Company’s business. The complaint seeks, among other things, unspecified compensatory damages and various forms of equitable relief. The allegations in the derivative action appear to be based largely on the January 10, 2011 Livneh counterclaim.

On March 29, 2012, plaintiffs amended their complaint to remove one of the plaintiffs and replace it with another. The amended complaint asserted essentially the same allegations as the original filing. In May 2012, the Company, together with the individual defendants filed a motion to dismiss the plaintiff’s complaint based, in part, upon the plaintiff’s failure to make demand upon the board as required by applicable law. The motion was denied.

Since October 2013, the parties have been engaged in a Court-sanctioned medication process.  In the context of the mediation process, the parties have discussed the terms of a potential settlement, however, a definitive agreement has not been signed at this time.

Keen Action

In connection with the previously disclosed litigation pending in the United States District Court for the Middle District of Florida between the Company and Leonard Keen, the Company’s former Vice President and General Counsel, on August 8, 2013, following a jury trial, the jury returned a verdict in favor of Mr. Keen awarding him $622,500 in severance.  In addition, the jury determined that, Mr. Keen’s previously issued 110,000 stock options should be reinstated and accelerated, and that the Company must indemnify Mr. Keen for any damages or costs he suffered in his capacity as an employee of Bovie pursuant to the terms of Mr. Keen’s prior employment agreement with the Company.  Subsequent to the trial, the Court awarded Mr. Keen $241,310 in attorneys’ fees.  These amounts have been paid.

Amounts related to the verdict of this case and subsequent attorney’s fee award were accrued and expensed in 2013.

In the normal course of business, we are subject, from time to time, to legal proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. If any of these matters arise in the future, it could affect the operating results of any one or more quarters.

We expense costs of litigation related to contingencies in the periods in which the costs are incurred.

NOTE 14.	GAIN FROM LEGAL SETTLEMENT

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

NOTE 15.	STOCK OPTIONS

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

In July of 2012, the stockholders approved the 2012 Share Incentive Plan covering a total of 750,000 shares of common stock issuable upon exercise of options to be granted under the plan. At December 31, 2013 approximately 269,500 remain to be issued in this plan.

The status of our stock options and stock awards are summarized as follows:

	Number	Weighted Average
	Of Options	Exercise Price

Outstanding at December 31, 2011	1,532,846	$3.99

Granted	379,500	$2.90
Exercised	(28,000)	$0.70
Cancelled	(4,885)	$7.33
Outstanding at December 31, 2012	1,879,461	$3.81

Granted	897,000	$2.36
Reinstated	94,285	$7.00
Exercised	(51,000)	$1.38
Cancelled	(352,700)	$3.13
Outstanding at December 31, 2013	2,467,046	$3.55

Exercisable at December 31, 2013	1,174,885	$4.34

		Weighted Average
Exercise Prices	Number Outstanding	Remaining Contractual Life	Options Exercisable

$2.13	125,000	1 year	125,000
$2.25	319,000	2 years	319,000
$2.41	30,000	1 year	30,000
$2.93	35,000	2 years	35,000
$2.95	2,500	1 year	2,500
$6.93	20,000	3 years	20,000
$7.10	12,125	5 years	11,410
$7.18	50,000	6 years	50,000
$7.33	131,190	6 years	95,603
$7.68	7,500	5 years	7,500
$8.66	97,857	5 years	86,071
$6.60	500	6 years	500
$8.32	68,214	6 years	39,285
$7.85	7,500	6 years	4,286
$6.00	30,000	7 years	-
$7.45	100,000	7 years	100,000
$3.08	10,000	7 years	4,287
$2.46	74,160	7 years	48,926
$1.89	50,000	7 years	21,429
$2.80	10,000	8 years	2,857
$2.81	15,000	8 years	4,286
$2.79	46,000	9 years	20,667
$2.54	228,500	9 years	58,500
$3.79	100,000	9 years	20,000
$6.00	50,000	10 years	27,778
$2.50	10,000	10 years	-
$2.97	42,000	10 years	20,000
$2.20	45,000	10 years	20,000
$2.09	750,000	10 years	-
	2,467,046		1,174,885

The number and weighted average grant-date fair values of options non-vested at the beginning and end of 2013, as well as options granted, vested and forfeited during the year was as follows:

	Number Of Options	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2013	646,567	$1.43
Granted in 2013	897,000	$0.75
Reinstated 2013	94,285	$3.32
Vested in 2013	(340,691)	$1.87
Forfeited in 2013	(5,000)	$0.95

Non-vested at December 31, 2012	1,292,161	$0.98

Common shares required to be issued upon the exercise of stock options and warrants would be issued from our authorized and unissued shares. We calculated the fair value of issued options utilizing a binomial lattice with an expected life calculated via the simplified method as we do not have sufficient history to determine actual expected life.

The grant date fair value of options granted in 2013 was estimated on the grant date using both binomial and trinomial lattice option-pricing model and the following assumptions: expected volatility of 43% - 47%, expected term of 3-5 years, risk-free interest rates of 0.4% - 0.6%, and expected dividend yield of 0%.

The grant date fair value of options granted in 2012 was estimated on the grant date using a binomial lattice option-pricing model and the following assumptions: expected volatility of 41% - 43%, expected term of 5 years, risk-free interest rate of 0.4%, and expected dividend yield of 0%.

The grant date fair value of options granted in 2011 was estimated on the grant date using a binomial lattice option-pricing model and the following assumptions: expected volatility of 41% - 42%, expected term of 7 years, risk-free interest rates of 1.8% - 2.6%, and expected dividend yield of 0%.

As of December 31, 2013, the aggregate intrinsic value of all stock options outstanding and expected to vest was approximately $637,000 and the aggregate intrinsic value of currently exercisable stock options was approximately $8,000.  The intrinsic value of each option share is the difference between the fair market value of our common stock and the exercise price of such option share to the extent it is “in-the-money”.  Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day.  The intrinsic value calculation is based on the $2.15 closing stock price of our common stock on December 31, 2013, the last trading day of 2013.  The total number of in-the-money options outstanding and exercisable as of December 31, 2013 was approximately 925,000.

The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was approximately $76,000, $58,000 and $157,000, respectively.  Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option holder to exercise the options.  The total cash proceeds received from the exercise of stock options was approximately $48,000, zero and zero due to the utilization of stock swaps only for the years ended December 31, 2013, 2012 and 2011, respectively.

The total fair value of options granted during the years ended December 31, 2013, 2012 and 2011 was approximately $672,000, $390,000 and $33,000, respectively. The total fair value of option shares vested during the years ended December 31, 2013, 2012, and 2011 was approximately $637,000, $164,000 and $248,000, respectively.

During the year ended December 31, 2013, we issued 44,798 common shares in exchange for 51,000 employee and non-employee stock options and 6,202 common shares (via a stock swap). Net proceeds from the issuance of common shares along with the shares received in the stock swap exercises were approximately $48,000 for the year ended December 31, 2013.

Stock compensation cost recognized for the years ended December 31, 2013, 2012 and 2011 was approximately $506,000, $161,000 and $132,000, respectively.  As of December 31, 2013, there was approximately $964,200 of total unrecognized stock-based compensation cost, related to unvested stock options granted under the Amended Plan.  This cost is expected to be recognized over a weighted-average period of approximately 5 years.

Allocation of stock based compensation expense for the fiscal years ended December 31, 2013, 2012 and 2011 was as follows (in thousands):

	2012	2012	2011

Cost of sales	$12	$16	$16
Research and development	34	37	11
Salaries and related costs	460	108	105

Total	$506	$161	$132

NOTE 16.	GEOGRAPHIC AND SEGMENT INFORMATION

International sales in 2013, 2012 and 2011 were 17.2%, 17.7% and 21% of sales, respectively, substantially all of these sales are denominated in U.S. dollars.

NOTE 17.	SELECTED QUARTERLY INFORMATION (UNAUDITED)

The following table sets forth certain unaudited quarterly data for each of the four quarters in the years ended December 31, 2013 and 2012, respectively. The data has been derived from the Company's unaudited consolidated financial statements that, in management's opinion, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information when read in conjunction with the Consolidated Financial Statements and Notes thereto.  The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

	First	Second	Third	Fourth
Year ended December 31, 2013	Quarter	Quarter	Quarter	Quarter
Total revenue	$5,696	$6,042	$5,794	$6,128
Gross profit	$2,151	$2,230	$2,249	$2,568
Net income (loss) (2) (4)	$(409)	$(1,119)	$(341)	$(2,470)
Diluted earnings (loss) per share	$(0.02)	$(0.06)	$(0.02)	$(0.14)
Year ended December 31, 2012
Total revenue	$6,733	$7,440	$6,671	$6,827
Gross profit	$2,796	$2,856	$2,894	$2,787
Net income (loss) (3)	$187	$152	$(7)	$285
Diluted earnings per share (1)	$0.01	$0.01	$--	$0.02
_________________
(1)	Quarterly income (loss) per share may not equal the annual reported amounts due to period roundings.
(2)	Fourth quarter loss was mainly the result of recognizing a legal settlement loss, financing cost and refinancing of debt costs.
(3)	Fourth quarter gain was mainly the result of recognizing a gain on fair value of warrants and an increase in our deferred tax asset.
(4)	Second quarter loss was mainly the result of recognizing a legal settlement loss.

NOTE 18.	OTHER SUBSEQUENT EVENT

On March 20, 2014, the Company entered into a transaction with The Bank of Tampa, a Florida banking corporation (“Lender”) wherein Lender extended to the Company a mortgage loan in the principal amount of $3,592,000 (the “Loan”). The obligations under the Loan are secured by a first mortgage and security interest in the Company’s Clearwater, Florida facility as well as an assignment of the Company’s accounts receivable.  In addition, the Company pledged and interest in a certificate of deposit in the amount of $898,000 as additional collateral which declines on a pro rata basis as principal is paid.  The initial maturity date of the Loan is March 20, 2017; however the Company has an option to extend the maturity date until March 20, 2022.

Borrowings under the Loan bear interest at LIBOR plus 3.5%, with a fixed monthly principal payment of $19,956.

The Loan documents contain customary financial covenants, including a covenant that the Company maintain a minimum liquidity of $750,000.  Although there is no Debt Service Coverage Ratio (as defined in the Loan Agreement) for the initial term of the Loan, should the Company desire to extend the Loan beyond three years, the Company must maintain a Debt Service Coverage Ratio for each of the preceding four quarters of not less than 1.0 to 1.0.  In the event the Loan is extended, the Debt Service Coverage Ratio must not be less than 1.2 to 1.0.

Simultaneously with the closing of the Loan, the Company redeemed those certain Industrial Revenue Bonds issued by the Pinellas County Industrial Development Authority and satisfied its obligations to its prior lender, PNC Bank, N.A (“PNC Bank”).  In connection with the redemption of the Bonds, the Company paid PNC Bank $3,188,332.51 to satisfy its existing credit facility.  In connection with the termination of the interest rates swap agreement with PNC Bank, the Company paid PNC Bank an additional $410,275.

On March 31, 2014, the Company entered into an agreement with an existing warrant holder pursuant to which the Company repurchased warrants exercisable into 142,857 shares of Common Stock for an aggregate purchase price of $420,571.01.

EXHIBIT INDEX

3.1	Articles of Incorporation of the Registrant (Incorporated by reference to the Registrant's report on Form 10-K/A filed March 31, 2011)
3.2	Bylaws of the Registrant (Incorporated by reference to the Registrant's report on Form 10-K/A filed March 31, 2011)
3.3
Certificate of Designation of Preferences, Rights and Limitations of Series A 6% Convertible Preferred Stock of Bovie Medical Corporation (Incorporated by reference to the Registrant’s report on Form 8-K filed December 16, 2013)

4.1	Form of Warrant (Incorporated by reference to the Registrant’s report on Form 8-K filed December 16, 2013)
10.1	Form of Securities Purchase Agreement (Incorporated by reference to the Registrant’s report on Form 8-K filed December 16, 2013)
10.2	Form of Registration Rights Agreement (Incorporated by reference to the Registrant’s report on Form 8-K filed December 16, 2013)
10.3	Form of Voting Agreement (Incorporated by reference to the Registrant’s report on Form 8-K filed December 16, 2013)
10.4	Employment Agreement dated March 14, 2013 between Bovie Medical Corporation and Robert Gershon (Incorporated by reference to the Registrant’s report on Form 8-K filed March 20, 2013)
10.5	Employment Agreement dated March 14, 2013 between Bovie Medical Corporation and Andrew Makrides (Incorporated by reference to the Registrant’s report on Form 8-K filed March 20, 2013)
10.6	Employment Agreement effective March 14, 2013 between Bovie Medical Corporation and J. Robert Saron (Incorporated by reference to the Registrant’s report on Form 8-K filed March 20, 2013)
10.7	Employment Agreement effective March 14, 2013 between Bovie Medical Corporation and Moshe Citronowicz (Incorporated by reference to the Registrant’s report on Form 8-K filed March 20, 2013)
10.8	Loan Agreement (Incorporated by reference to the Registrant’s report on Form 8-K filed March 24, 2014)
10.9	Mortgage, Security agreement, Financial Statement and Assignment (Incorporated by reference to the Registrant’s report on Form 8-K filed March 24, 2014)
10.10	Promissory Note (Incorporated by reference to the Registrant’s report on Form 8-K filed March 24, 2014)
10.11	Assignment of Rents, Leases and Profits and Contracts (Incorporated by reference to the Registrant’s report on Form 8-K filed March 24, 2014)
10.12	Security Agreement (Incorporated by reference to the Registrant’s report on Form 8-K filed March 24, 2014)
10.13	Environmental Indemnity Agreement (Incorporated by reference to the Registrant’s report on Form 8-K filed March 24, 2014)
14.1	Bovie Medical Corporation Code of Ethics (Incorporated by reference to the Registrant's report on Form 10-K/A filed March 31, 2011)
21.1	List of Subsidiaries*
31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.