Form 10-K/A
period 2013-12-31
BOVIE MEDICAL CORP
filed 2014-05-08
CIK 719135

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

The number of shares of the registrant's $.001 par value common stock outstanding on the NYSE MKT exchange as of March 14, 2014 was 17,826,336

Company Symbol-BVX
Company SIC (Standard Industrial Code)-3841

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

We are filing this Amendment No. 1 (the “Amendment”) to the Company’s Report on Form 10-K for the year ended December 31, 2013 (the “Original Form 10-K”), which was filed with the Commission on March 31, 2014.  The Amendment is being filed to correct our basic and diluted loss per share as reported in the Original Form 10-K due to the failure to deduct (a) $2.616 million attributable to the beneficial conversion feature of the shares of Series A 6% Convertible Preferred Stock (the “Preferred Stock”) which we issued on December 13, 2013, and, (b) the accretion of $39,000 related to the Preferred Stock from December 13, 2013 through December 31, 2013, from the calculation in accordance with ASC 480-10-S99-2-20. The impact of this correction increases basic and diluted loss per share for the year ended December 31, 2013 by $0.15 to $0.40.

Additionally, we have added a disclosure to Part II, Item 9A (Controls and Procedures) to reflect the disclosure of a material weakness in our internal controls for the reasons disclosed in the preceding paragraph.

The $2.616 million deduction is a one-time non-cash, deemed dividend. The $39,000 accretion of the Preferred Stock is treated as a reduction in the net income (loss) attributable to common shareholders which will be recorded until the Preferred Stock is fully accreted to it’s face value.

The abovementioned corrections do not have an effect on net income, comprehensive income or cash flows for the year ended December 31, 2013, and does not impact total stockholders’ equity as of December 31, 2013.

The amended portions of the Original Form 10-K are: (a) Consolidated Statements of Operations; (b) Part II, Item 6 (Selected Financial Data); (c) Part II, Item 9A (Controls and Procedures); (d) Note 2 Earnings per share (e) Note 17 Selected Quarterly Information (Unaudited).

In addition, we have added Note 19 (Restatement of Statement of Operations).

Except as described above, no other amendments have been made to the Original Form 10-K.  All other Items of the Original Form 10-K are unaffected by this Amendment. This Amendment does not reflect events occurring after March 31, 2014 or modify or update the disclosure contained in the Original Form 10-K in any way other than as required to reflect the revisions discussed above.

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

Year Ended December 31,
(in thousands, except per share amounts)

	2013	2012	2011	2010	2009
Sales, net	$23,660	$27,671	$25,411	$24,230	$26,953
Cost of sales	14,462	16,338	14,680	14,242	15,098

Gross Profit	9,198	11,333	10,731	9,988	11,855

Gain on legal settlement and cancellation of agreement	--	--	750	--	--

Other costs:
Research and development	1,260	1,329	1,197	1,854	2,083
Professional services	1,835	1,439	1,250	1,556	1,398
Salaries and related costs	3,235	3,178	3,114	3,155	3,003
Selling, general and administration	4,894	4,341	4,347	4,889	4,656
Legal awards and settlements	1,640	--	1,591	--	--
Asset impairment	--	--	--	1,286	--

Total other costs	12,864	10,287	11,499	12,740	11,140

Income (loss) from operations	(3,666)	1,046	(18)	(2,752)	715

Other income and (expense):
Interest Expense, net	(237)	(232)	(237)	(223)	(52)
Issuance Cost	(664)	--	--	--	--
Fees associated with refinance	(543)	--	--	--	--
Change in fair value of derivative liabilities, net	(842)	20	287	513	--
Total other income (expense) net	(2,286)	(212)	50	290	(52)

Income (loss) before income taxes	(5,952)	834	32	(2,462)	663

Benefit (provision) for income taxes	1,613	(217)	77	927	(67)

Net income (loss)	$(4,339)	$617	$109	$(1,535)	$596

Accretion of preferred shares	(39)	-	-	-	-
Deemed dividend on beneficial conversion feature	(2,616)	-	-	-	-
Net income (loss) attributable to common shareholders	(6,994)	$617	$109	$(1,535)	$596

Earnings (loss) per common share:
Basic	$(0.40)	$0.04	$0.01	$(0.09)	$0.04
Diluted	$(0.40)	$0.03	$0.01	$(0.09)	$0.03

Balance Sheet Information:
Cash and cash equivalents	$7,924	$4,162	$4,880	$3,827	$2,155
Working capital	$16,910	$14,322	$14,095	$13,107	$10,741
Total assets	$33,176	$28,183	$28,240	$27,786	$27,462
Long-term liabilities	$8,934	$3,366	$3,734	$4,216	$3,958
Stockholders’ equity	$19,071	$22,895	$22,117	$21,765	$21,031

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

ITEM 9A.  Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of December 31, 2013. Based upon that evaluation, and in consideration of the material weakness discussed below, our CEO and CFO concluded that, as of the end of that period, our disclosure controls and procedures were not effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

However, notwithstanding the material weakness discussed below, our Chief Executive Officer and Chief Financial Officer have concluded that the consolidated financial statements included in this filing present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Material Weaknesses

The primary factor contributing to the material weakness in the design and operating effectiveness of our internal control over financial reporting resulted from our failure to deduct $2.616 million attributable to the beneficial conversion feature of the preferred shares issued on December 13, 2013 and the accretion of $39,000 related to the preferred shares from December 13, 2013 through December 31, 2013 in the calculation of net loss attributable to common shareholders for the purposes of determining earnings per share, in accordance with ASC 480-10-S99-2-20.

Remediation Status

To remedy the material weakness, we enhanced our procedures to provide additional management oversight of our accounting activities and at the date of this report, we consider our material weakness to be remediated.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, our management has concluded that, as of December 31, 2013, our internal control over financial reporting was not effective based on the reason discussed above.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Clearwater, Florida on  May 8, 2014.

Bovie Medical Corporation

By:	/s/ Robert Gershon
Robert Gershon
Chief Executive Officer and
(Principal Executive Officer)

By:	/s/ Peter L. Donato
Peter L. Donato
Chief Financial Officer,
Treasurer, and Secretary
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

Directors:

/s/ ANDREW MAKRIDES	Executive Chairman of the Board	May 8, 2014
Andrew Makrides

/s/ ROBERT GERSHON	Chief Executive Officer and Director	May 8, 2014
Robert Gershon

/s/ J. ROBERT SARON	President, Chief Sales and Marketing Officer and Director	May 8, 2014
J. Robert Saron

/s/ MICHAEL NORMAN	Director	May 8, 2014
Michael Norman

/s/ IAN SHEFFIELD	Director	May 8, 2014
Ian Sheffield

/s/ LAWRENCE J. WALDMAN	Director	May 8, 2014
Lawrence J. Waldman

/s/ MICHAEL GERAGHTY	Director	May 8, 2014
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

As discussed in Note 19 to the financial statements the Company restated basic and diluted loss per share to deduct $2.616 million attributable to the beneficial conversion feature of the Convertible Preferred Shares issued on December 13, 2013 and the accretion of $39,000 related to the preferred shares from December 13, 2013 through December 31, 2013, in calculating net loss attributable to common shareholders for the purposes of earnings per share.

/s/ Kingery & Crouse, P.A.
Certified Public Accountants
Tampa, FL
March 31, 2014, except for Note 19 as to which the date is May 8, 2014

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

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(in thousands)

	(Restated)
	2013	2012	2011
Sales, net	$23,660	$27,671	$25,411
Cost of sales	14,462	16,338	14,680
Gross Profit	9,198	11,333	10,731

Gain on legal settlement	--	--	750

Other costs:
Research and development	1,260	1,329	1,197
Professional services	1,835	1,439	1,250
Salaries and related costs	3,235	3,178	3,114
Selling, general and administration	4,894	4,341	4,347
Legal awards and settlement	1,640	--	1,591
Total other costs	12,864	10,287	11,499

Income (loss) from operations	(3,666)	1,046	(18)

Other income (expense):
Interest expense, net	(237)	(232)	(237)
Issuance cost	(664)	--	--
Fees associated with refinance	(543)	--	--
Gain (loss) on change in fair value of derivative liabilities	(842)	20	287
Total other income (expense), net	(2,286)	(212)	50

Income (loss) before income taxes	(5,952)	834	32

Provision for current income taxes	--	--	--
Benefit (provision) for deferred income taxes	1,613	(217)	77
Total benefit (provision) for income taxes - net	1,613	(217)	77

Net income (loss)	$(4,339)	$617	$109

Accretion of preferred shares	(39)	--	--
Deemed dividend on beneficial conversion feature	(2,616)	--	--
Net income (loss) attributable to common shareholders	(6,994)	$617	$109

Earnings (loss) per common share:
Basic	$(0.40)	$0.04	$0.01
Diluted	$(0.40)	$0.03	$0.01

Weighted average number of common shares outstanding - basic	17,670	17,631	17,597

Weighted average number of common shares outstanding adjusted for dilutive securities	17,670	17,787	17,669

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

Net Earnings (Loss) Per Common Share

We compute basic earnings (loss) attributable to common shareholders per share by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the reporting period.  Diluted earnings (loss) attributable to common shareholders per share gives effect to all potential dilutive shares outstanding (in our case, stock options that are in the money) during the period.  The number of dilutive shares is calculated using the treasury method which reduces the effective number of shares by the amount of shares we could purchase with the proceeds of assumed exercises. In 2013, the net loss per share the employee stock options and warrants are excluded from diluted net loss per common share calculations as of such dates because they are anti-dilutive and results in basic and diluted loss per share to be equivalent.

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

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. The tax effects of these temporary differences representing the components of deferred tax assets (liabilities) at December 31 were approximately as follows (in thousands):

	2013	2012
Deferred tax assets, current:
U.S. net operating loss carry-forwards	$2,026	$1,097
Settlements	204	--
State net operating loss carry-forwards	363	197
Research and development credits	876	774
AMT credits	75	73
Accounts receivable	15	12
Reserves	--	1
Inventory	--	--
Charitable	12	9
Accrued expenses	281	132
Accrued Settlement	--	--
Non-current estimate of loss and credit carry-forwards	(3,852)	(2,295)
Total deferred tax assets, current	--	--

Deferred tax assets, non-current:
Investment in subsidiary	128	128
Loss and credit carry-forwards	3,852	2,295
Stock based compensation	158	95
Total deferred tax assets, non- current	4,138	2,518

Deferred tax liabilities, non-current:
Inventory	1	(1)
State taxes (capital)	(3)	(4)
Property and equipment	(346)	(361)
Intangibles	(365)	(304)
Unrecognized tax benefit liability for non-current temporary differencesb	(13)	(49)
Total deferred tax liabilities, non-current	(726)	(719)

Net non-current deferred income tax asset	$3,412	$1,799

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

	First	Second	Third	Fourth
Year ended December 31, 2013	Quarter	Quarter	Quarter	Quarter
Total revenue	$5,696	$6,042	$5,794	$6,128
Gross profit	$2,151	$2,230	$2,249	$2,568
Net income (loss) attributable to common shareholders (2) (4)	$(409)	$(1,119)	$(341)	$(5,125)
Diluted earnings (loss) per share	$(0.02)	$(0.06)	$(0.02)	$(0.30)
Year ended December 31, 2012
Total revenue	$6,733	$7,440	$6,671	$6,827
Gross profit	$2,796	$2,856	$2,894	$2,787
Net income (loss) (3)	$187	$152	$(7)	$285
Diluted earnings per share (1)	$0.01	$0.01	$--	$0.02
_________________
(1)	Quarterly income (loss) per share may not equal the annual reported amounts due to period roundings.
(2)	Fourth quarter loss was mainly the result of recognizing a legal settlement loss, financing cost and refinancing of debt costs.
(3)	Fourth quarter gain was mainly the result of recognizing a gain on fair value of warrants and an increase in our deferred tax asset.
(4)	Second quarter loss was mainly the result of recognizing a legal settlement loss.

NOTE 18.	OTHER SUBSEQUENT EVENT

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

NOTE 19.	RESTATEMENT OF STATEMENT OF OPERATIONS

The requirement to restate the Company’s basic and diluted earnings per share arose from the requirement to deduct $2.616 million attributable to the beneficial conversion feature of the Convertible Preferred Shares issued on December 13, 2013 and the accretion of $39,000 related to the preferred shares from December 13, 2013 through December 31, 2013, in calculating net loss attributable to common shareholders for the purposes of earnings per share, in accordance with ASC 480-10-S99-2-20. The impact of this change is an increase in basic and diluted loss per share of $0.15 to $0.40 for the year ended December 31, 2013.

The $2.616 million deduction is a one-time non-cash, deemed dividend. The accretion of the preferred shares is a reduction in the net income (loss) attributable to common shareholders which will be recorded until the preferred shares are fully accreted to their face value. Neither has an effect on net income, comprehensive income or cash flows for the year ended December 31, 2013, or total shareholders’ equity as of December 31, 2013.

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