Form 10-Q
period 2014-03-31
BOVIE MEDICAL CORP
filed 2014-05-15
CIK 719135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

The number of shares of the registrant's common stock $.001 par value outstanding as of May 1, 2014 was 17,826,336.

BOVIE MEDICAL CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2014 AND DECEMBER 31, 2013
(in thousands)

Assets

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:

Cash and cash equivalents	$5,816	$7,924
Restricted cash	898	-
Trade accounts receivable, net	2,235	1,990
Inventories, net	8,267	8,415
Current portion of deposits	1,179	948
Prepaid expenses and other current assets	982	545
Total current assets	19,377	19,822

Property and equipment, net	6,950	7,063
Brand name and trademark	1,510	1,510
Purchased technology, net	526	575
Deferred income tax asset, net	3,378	3,412
Deposits, net of current portion	173	120
Other assets	594	674

Total assets	$32,508	$33,176

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2014 AND DECEMBER 31, 2013
(CONTINUED) (in thousands)

Liabilities and Stockholders' Equity

	March 31, 2014	December 31, 2013
	(Unaudited)
LIABILITIES
Current liabilities:

Accounts payable	$1,031	$1,060
Accrued payroll	111	172
Accrued vacation	111	200
Current portion of bonds payable	--	72
Current portion of mortgage note payable	239	--
Accrued litigation settlement	100	541
Accrued and other liabilities	831	867

Total current liabilities	2,423	2,912

Mortgage note payable, net of current portion	3,353	--
Bonds payable, net of current portion	--	3,185
Derivative liabilities	14,927	5,749

Total liabilities	20,703	11,846

Series A 6% convertible preferred stock, par value $0.001; 3,500,000 shares	2,463	2,259
authorized and issued; preference in liquidation - $7,126,000

STOCKHOLDER’S EQUITY:

Preferred stock, par value $.001; 10,000,000 shares authorized; 3,500,000 shares of series A 6% convertible preferred stock issued and outstanding on March 31, 2014 and December 31, 2013 respectively
Common stock, par value $.001 par value; 40,000,000 shares authorized; 17,826,336 issued and 17,683,257 outstanding on March 31, 2014 and December 31, 2013, respectively	18	18
Additional paid-in capital	28,769	28,687
Accumulated deficit	(19,445)	(9,634)

Total stockholders' equity	9,342	19,071

Total liabilities and stockholders' equity	$32,508	$33,176

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED) (in thousands except per share data)

	Three Months Ended March 31,
	2014	2013

Sales, net	$6,482	$5,696
Cost of sales	3,726	3,545

Gross profit	2,756	2,151

Other costs and expenses:
Research and development	332	333
Professional services	258	453
Salaries and related costs	907	818
Selling, general and administrative	1,201	1,212

Total other costs and expenses	2,698	2,816

Income (loss) from operations	58	(665)

Other expense:
Interest expense, net	(28)	(55)
Loss on change in fair value of derivative liabilities	(9,599)	(34)
Total other expense, net	(9,627)	(89)

Loss before income taxes	(9,569)	(754)

Benefit (provision) for deferred income taxes	(38)	345

Net loss	$(9,607)	$(409)

Accretion on convertible preferred stock	(204)	--

Net loss attributable to common shareholders	$(9,811)	(409)

Loss per share
Basic	$(0.55)	$(0.02)
Diluted	$(0.55)	$(0.02)

Weighted average number of shares outstanding – basic	17,684	17,650

Weighted average number of shares outstanding – dilutive	17,684	17,650

The accompanying notes are an integral part of the consolidated financial statements.

 BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2013 AND THE PERIOD ENDED MARCH 31, 2014
(in thousands)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

January 1, 2013	17,639	$18	$25,517	$(2,640)	$22,895

Options exercised	51	–	70	–	70

Stock based compensation	–	–	506	–	506

Stock swap to acquire options	(6)	–	(22)	–	(22)

Convertible preferred stock – beneficial conversion feature	--	--	2,616	--	2,616

Deemed dividend on convertible preferred stock	--	--	--	(2,616)	(2,616)

Accretion on convertible preferred stock	--	--	--	(39)	(39)

Net loss	–	–	–	(4,339)	(4,339)

December 31, 2013	17,684	18	28,687	(9,634)	19,071

Options exercised	--	–	--	–	--

Stock based compensation	–	–	82	–	82

Accretion on convertible preferred stock	--	--	--	(204)	(204)

Net loss	–	–	–	(9,607)	(9,607)

March 31, 2014 (unaudited)	17,684	$18	$28,769	$(19,445)	$9,342

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED) (in thousands)

	2014	2013
Cash flows from operating activities
Net loss	$(9,607)	$(409)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	232	212
Recovery of (provision for) inventory obsolescence	53	(2)
Gain (loss) on disposal of property and equipment, net	4	(1)
Stock based compensation	82	50
Change in fair value of liabilities	9,599	34
Provision (benefit) for deferred taxes	34	(349)
Change in assets and liabilities:
Trade receivables	(245)	948
Prepaid expenses and other current assets	(437)	(167)
Inventories	95	(551)
Deposits	(203)	(254)
Accounts payable	(29)	82
Litigation settlement liability	(441)	--
Accrued and other liabilities	(35)	154
Accrued payroll	(62)	--
Accrued vacation	(89)	--
Net cash used in operating activities	(1,049)	(253)

Cash flows from investing activities
Purchases of property and equipment	(75)	(131)
Net cash used in investing activities	(75)	(131)

Cash flows from financing activities
Proceeds from stock options exercised	--	18
Proceeds from mortgage note payable	3,592	--
Repayment of industrial revenue bonds	(3,257)	(34)
Repurchase of warrants	(421)	--
Net cash used in financing activities	(86)	(16)

Net change in cash and cash equivalents	(1,210)	(400)

Cash and cash equivalents, beginning of period	7,924	4,162

Cash and cash equivalents, end of period	$6,714	$3,762
Cash paid during the three months ended March 31, 2014 and 2013 for:

Interest	$28	$55
Income taxes	$--	$--

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 1.	BASIS OF PRESENTATION

Unless the context otherwise indicates, the terms “we,” “our,” “us,” “Bovie,” and similar terms refer to Bovie Medical Corporation and its consolidated subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared based upon SEC rules that permit reduced disclosure for interim periods. For a more complete discussion of significant accounting policies and certain other information, please refer to the financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2013. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown, including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year.

NOTE 2.	INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined principally on the average cost method. Inventories at March 31, 2014 and December 31, 2013 were as follows (in thousands):

	March 31, 2014	December 31, 2013

Raw materials	$4,979	$5,470
Work in process	988	882
Finished goods	2,732	2,455
Gross inventories	8,699	8,807
Less: reserve for obsolescence	(432)	(392)

Net inventories	$8,267	$8,415

NOTE 3.	INTANGIBLE ASSETS

At March 31, 2014 and December 31, 2013 intangible assets consisted of the following (in thousands):
	March 31, 2014	December 31, 2013

Brand name and trademark (life indefinite)	$1,510	$1,510

Purchased technology (9-17 year life)	$1,441	$1,441
Less: accumulated amortization	(915)	(866)

Purchased technology, net	$526	$575

Amortization of intangibles, which is included in depreciation and amortization in the accompanying statements of cash flows, was approximately $49,000 and $22,000 during the respective three month periods ended March 31, 2014 and 2013.

NOTE 4.	NEW ACCOUNTING PRONOUNCEMENTS

We have reviewed recently issued standards and have determined they will not have a material impact on our consolidated financial statements, or do not apply to our operations.

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

The following represents a reconciliation of the changes in fair value of warrants measured at fair value using Level 3 inputs during the quarter ended March 31, 2014:

(in $ thousands)	2013 Investor Warrants	2013 Placement Agent Warrants	2010 Investor Warrants	2010 Placement Agent Warrants	Total

Balance, December 31, 2013	$4,599	$460	$689	$1	$5,749

Issuances	-	-	-	-	-

Repurchase of warrants (1)	-	-	(421)	-	(421)

Fair value adjustments:

Change in fair value	7,670	767	1,151	11	9,599

Balance, March 31, 2014 (2)	$12,269	$1,227	$1,419	$12	$14,927

(1)	Represents amount paid to repurchase warrants exercisable into 142,857 shares of common stock, which were initially issued in the April 2010 capital raise transaction.

(2)
The warrants are valued using a trinomial lattice valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in the model at March 31, 2014 included the market price of our common stock, an expected dividend yield of zero, the remaining period to the expiration date of the warrants, expected volatility of our common stock over the remaining life of the warrants of 53%, estimated based on a review of our historical volatility, and risk-free rates of return of 0.6% based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the warrants. We also take into consideration a probability assumption for anti-dilution.

NOTE 6.	EARNINGS PER SHARE (in thousands, except EPS)

We compute basic earnings per share (“basic EPS”) by dividing the net loss by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding (primarily stock options). The following table provides the computation of basic and diluted earnings per share for the three month periods ending March 31, 2014 and 2013.

	Three Months Ended March 31,
(in thousands, except EPS)	2014	2013

Net loss attributable to common shareholders	$(9,811)	$(409)

Basic weighted average shares outstanding	17,684	17,650
Effect of potential dilutive securities	--	--
Diluted weighted average shares outstanding	17,684	17,650

Basic EPS	$(0.55)	$(0.02)

Diluted EPS	$(0.55)	$(0.02)

For the three months ended March 31, 2014 and 2013, options and warrants to purchase approximately 7.5 million and 900,000 shares of common stock respectively, were excluded from the computation of diluted earnings per share because their effects were anti-dilutive. For the three months ended March 31, 2014, the conversion of Series A Preferred Stock into 3,500,000 shares of common stock was excluded from the computation of diluted earnings per share because its effect is anti-dilutive.

NOTE 7.	STOCK-BASED COMPENSATION

Under our stock option plan, our board of directors may grant options to purchase common shares to our key employees, officers, directors and consultants. We account for stock options in accordance with FASB ASC Topic 718, Compensation – Stock Compensation, with option expense amortized over the vesting period based on the binomial lattice option-pricing model fair value on the grant date, which includes a number of estimates that affect the amount of our expense. During the three months ended March 31, 2014, we expensed approximately $82,000 in stock-based compensation.

Activity in our stock options during the period ended March 31, 2014 was as follows:

	Number Of Options (in thousands)	Weighted Average Exercise Price

Outstanding at December 31, 2013	2,467	$3.55

Granted	213	$3.90
Exercised	--	$--
Cancelled	--	$--

Outstanding at March 31, 2014	2,680	$3.58

The grant date fair value of options granted during the first three months of 2014 were estimated on the grant date using a trinomial lattice option-pricing model and the following assumptions: expected volatility of 53%, expected term of between 3-5 years, risk-free interest rate of 0.6%, and expected dividend yield of 0%.

Expected volatility is based on a five year average of the historical volatility of the Company's stock. Previous to December 2013 we used a weighted average of our historical volatility combined with a peer group of companies’ volatility, which had openly traded stock options on the options market and weighted to percentages relative to our stock and the peer group at a 50%/50% weighting. The risk-free rate is based on the rate of U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the options. The Company uses historical data to estimate pre-vesting forfeiture rates.

During the three months ended March 31, 2014, we issued no common shares in exchange for stock options.

NOTE 8.	INCOME TAXES

While we are subject to U.S. federal income tax as well as income tax of certain state jurisdictions, during the three months ended March 31, 2014, our current provision was zero because the net effect of our permanent and temporary differences resulted in us recognizing a loss for tax purposes. However, for the three month period ended March 31, 2014, permanent differences related to fair value adjustments resulted in us recognizing a gain for tax purposes and our current provision of approximately $38,000. At March 31, 2014, we have remaining net operating loss carryforwards and other net deferred income tax assets of approximately $8.4 million to reduce future taxable income. Our effective tax rate of (0.4%) for the three months ended March 31, 2014 differed from the statutory tax rates primarily because we recognized certain losses from the fair value adjustments for financial statement purposes that are not expected to reverse (i.e. permanent differences).

NOTE 9.	COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

We are obligated under various operating leases for our facilities and certain equipment. The following is a schedule of approximate future minimum lease payments under operating leases having remaining terms in excess of one year as of March 31, 2014 for the calendar years ended December 31, 2014 and 2015 (in thousands):

2014	$62
2015	111
Thereafter	483

Total	$656

Rent expense approximated $12,000 and $45,000 for the three month periods ending March 31, 2014 and 2013 respectively.

We have a manufacturing agreement with our Bulgarian supplier which provides for certain contingent payments on our part if we terminate our arrangement prior to July 1, 2014. The remaining contingent liability for the calendar year ending December 31, 2014 is approximately $36,000. The agreement requires one year advance written notice of non-renewal.

Other future contractual obligations for agreements with initial terms greater than one year and agreements to purchase materials in the normal course of business are summarized as follows (in thousands):

Description	Years Ending December 31,
	2014	2015	2016	2017	2018	Thereafter
Employment agreements	1,523	1,411	284	-	-	-
Purchase commitments	3,099	-	-	-	-	-
Long-term debt	180	239	239	2,934	-	-
Total	$4,802	$1,650	$523	$2,934	$-	$-

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

Concentrations

Our ten largest customers accounted for approximately 58.7% and 61.3% of net revenues for the three months ended March 31, 2014 and 2013 respectively. For the three months ended March 31, 2014, Arthrex, Inc. accounted for 10.1% of our sales, while for the same three month period ended in 2013, PSS World Medical accounted for 10.8% and McKesson Medical Surgical accounted for 10.6% of our sales.

NOTE 10.	RELATED PARTY TRANSACTIONS

A relative of Moshe Citronowicz, Bovie’s Senior Vice President, is considered a related party. Arik Zoran is a consultant of the Company doing business as AR Logic, Inc., which is a consulting firm owned by Arik Zoran, Mr. Citronowicz’s brother. During January 2011, we entered into a three year consulting services agreement with AR Logic that provides for a monthly retainer for engineering support for our existing generator product line and a separate hourly based fee structure for additional consulting related to new product lines. AR Logic was paid consulting fees of approximately $89,000 and $62,600 during the three months ended March 31, 2014 and 2013, respectively.

A second relative of Mr. Citronowicz is considered a related party. Yechiel Tsitrinovich is also a brother of Mr. Citronowicz, and acts as a consultant to the Company related to research and development of certain products. Mr. Tsitrinovich has a royalty contract with us related to the creation and design of a proprietary technology that is used in some of our generators. Mr. Tsitrinovich was paid a combination of consulting fees and royalties on previous product designs approximating $18,700 and $15,000 for the three months ended March 31, 2014 and 2013, respectively.

NOTE 11.	LONG TERM DEBT

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

The Loan documents contain customary financial covenants, including a covenant that the Company maintains a minimum liquidity of $750,000. Although there is no Debt Service Coverage Ratio (as defined in the Loan Agreement) for the initial term of the Loan, should the Company desire to extend the Loan beyond three years, the Company must maintain a Debt Service Coverage Ratio for each of the preceding four quarters of not less than 1.0 to 1.0. In the event the Loan is extended, the Debt Service Coverage Ratio must not be less than 1.2 to 1.0.

Simultaneously with the closing of the Loan, the Company redeemed the Industrial Revenue Bonds issued by the Pinellas County Industrial Development Authority and satisfied its obligations to its prior lender, PNC Bank, N.A (“PNC Bank”). In connection with the redemption of the bonds, the Company paid PNC Bank $3,188,332 to satisfy its existing credit facility. In connection with the termination of the interest rates swap agreement with PNC Bank, the Company paid PNC Bank an additional $410,275.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our financial statements and related notes contained elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors discussed in this report and those discussed in other documents we file with the SEC. In light of these risks, uncertainties and assumptions, readers are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements represent beliefs and assumptions as of the date of this report. While we may elect to update forward-looking statements and at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change. Past performance is no guaranty of future results.

Executive Level Overview

Bovie Medical Corporation is a leading maker of medical devices and supplies as well as the developer of J-Plasma®, a patented new plasma-based surgical product. J-Plasma® utilizes a gas ionization process that produces a stable, focused beam of ionized gas that provides surgeons with greater precision, minimal invasiveness and an absence of conductive currents during surgery. Bovie Medical Corporation is also a leader in the manufacture of a range of electrosurgical products and technologies, marketed through both private labels and the Company’s own well-respected brands (Bovie®, Aaron®, IDS™ and ICON™) to distributors worldwide. The Company also leverages its expertise through original equipment manufacturing (OEM) agreements with other medical device manufacturers.

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

Most of our products currently are marketed through medical distributors, which distribute to more than 6,000 hospitals, doctors offices, and other healthcare facilities. New distributors are contacted through responses to our advertising in international and domestic medical journals and domestic or international trade shows. International sales represented approximately 17.0% of total revenues for the first three months of 2014, as compared with 20.6% for the first three months of 2013. Our products are sold in more than 150 countries through local dealers which are coordinated by sales and marketing personnel at the Clearwater, Florida facility. As mentioned previously for the launch of our new surgical suite product lines, we have established the use of a network of approximately over 25 commission-based independent manufacturers' representatives to market these products. Our business is generally not seasonal in nature, but can fluctuate based upon our customers capital and inventory purchasing patterns. While international sales of the company have declined, we did see substantial growth in Latin America, as well as improvement in the Middle East and Africa. The company was negatively impacted in Europe, with some product being withdrawn from the market due to regulatory testing and other requirements. The company has received approval for compliant, new and improved 200 and 300 watt generators which will offset a portion of the withdrawn product losses.

J-Plasma is currently included within the other sales category. We are committed to and will continue to invest in the full commercialization of J-Plasma. During the first quarter of 2014 we invested an additional $265,000 which included the early stages of funding direct sales force, sales training development, surgeon training, marketing-related activities and continued R&D. As we accelerate our commercialization of J-Plasma these investments will increase throughout 2014. Although we anticipate that these investments will expand our sales and growth in the future, there can be no assurance on the timeframe or if the, J-Plasma®technology will produce any substantial revenue or return on investment.

We strongly encourage investors to visit our website: www.boviemedical.com to view the most current news and to review our filings with the Securities and Exchange Commission.

Results of Operations –Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Sales

Sales by Product Line (in thousands)	Three months ended March 31,		Percent
	2014	2013	change

Electrosurgical	$3,965	$3,400	16.6%
Cauteries	1,551	1,596	(2.8)%
Other	966	700	38.0%

Total	$6,482	$5,696	13.8%

Sales by Domestic and International (in thousands)	Three months ended March 31,		Percent
	2013	2013	change

Domestic	$5,381	$4,523	19.0%
International	1,101	1,173	(6.1)%

Total	$6,482	$5,696	13.8%

Sales for the three months ended March 31, 2014 increased 13.8% or approximately $786,000 over the same period in 2013. The increase in sales was mainly attributable to increased OEM generator and electrode sales of approximately $320,000 and $221,000 respectively. In addition, we had increased medical lighting sales, contractor development services and other various products of approximately $163,000 and $101,000 respectively. J-Plasma sales for the three month ended March 31, 2014 amounted to $31,000, an increase of approximately $26,000 over the same period in 2013. Offsetting the increase in sales was a 2.8% or approximately $45,000 decrease in cautery sales, most likely due to increased competition.

Our ten largest customers accounted for approximately 58.7% and 61.3% of net revenues for the three months ended March 31, 2014 and 2013 respectively. For the three months ended March 31, 2014, Arthrex, Inc. accounted for 10.1% of our sales, while for the same three month period ended in 2013, PSS World Medical accounted for 10.8% and McKesson Medical Surgical accounted for 10.6% of our sales.

Gross Profit

	Three months ended March 31,		Percentage of sales		Percent
(in thousands)	2014	2013	2014	2013	change

Cost of sales	$3,726	$3,545	57.5%	62.2%	5.1%

Gross profit	$2,756	$2,151	42.5%	37.8%	28.2%

Gross profit increased as a percentage of sales by approximately 4.7% for the period ending March 31, 2014 compared to the same period in 2013. The increase in our gross profit percentage was mainly due to higher sales and favorable product mix coupled with a decrease in our labor costs of approximately $184,000 due to reductions in quality and engineering positions in November 2013, or a 6.0% of our labor costs as a percentage of sales for the first three months of 2014 as compared to the same period in 2013. This cost reduction was offset by a 1.3% increase in manufactured overhead as a percentage of sales, which was mainly the result of an increase in our inventory reserve by approximately $53,000.

We do not anticipate any material impact to our gross profit, material costs, or other costs as a result of the effect of inflation or any material impact of changing prices on net revenue.

Research and Development

	Three months ended March 31,		Percentage of sales		Percent
(in thousands)	2014	2013	2014	2013	change

Research and development costs	$332	$333	5.1%	5.8%	(0.3)%

Research and development costs remained relatively constant for the period ending March 31, 2014 compared to the same period in 2013. We have incurred increased consulting and other costs which have been offset by a reduction in labor costs as we continue to develop enhancements and complimentary items to our next generation of J-Plasma products, which at the current time is approximately 35% of our R&D expenses.

Professional Fees

	Three months ended March 31,		Percentage of sales		Percent
(in thousands)	2014	2013	2014	2013	change

Professional services	$258	$453	4.0%	8.0%	(43.1)%

Our professional fees decreased by approximately $195,000 during the three months ended March 31, 2014 compared to the same period in 2013, mainly attributable to decreased legal costs of approximately $166,000 as the majority of our ongoing litigation ended or had been settled during 2013. In addition, we had a decrease of approximately $11,000 in compensation expense related to consultants and a reduction in accounting and auditing fees of approximately $18,000.

Salaries and related costs

	Three months ended March 31,		Percentage of sales		Percent
(in thousands)	2014	2013	2014	2013	change

Salaries & related cost	$907	$818	14.0%	14.4%	10.9%

During the three months ended March 31, 2014 compared to the same period in 2013, salary costs increased by 10.9% or approximately $89,000. The increase was primarily the result of the additional salary expense related to our new CEO who started in December 2013. In addition, although we experienced a reduction in sales and marketing salary costs related to the elimination of a regional sales manager position in 2013, this was offset by an approximately equal increase in employee procurement costs associated with recruiting for additional staffing to support our growth strategy.

Selling, General & Administrative Expenses

	Three months ended March 31,		Percentage of sales		Percent
(in thousands)	2014	2013	2014	2013	change

SG & A costs	$1,201	$1,212	18.5%	21.3%	(0.9)%

Selling, general and administrative costs decreased slightly by approximately $11,000 or 0.9% for the three month period ending March 31, 2014 as compared to the same period in 2013. This reduction was the result of several increases and decreases in various SG&A costs. Some of the approximate costs reductions we experienced were approximately $38,000 related to trade shows, $22,000 in advertising, $11,000 in travel, and $51,000 in other costs including rent. Some of the offsetting approximate cost increases were $26,000 in increased amortization, $33,000 in our general insurance, $25,000 in additional shareholder related expenses, $11,000 in commissions, $13,000 in Medical Device Excise Tax and $3,000 in bank related costs.

Other Income (expense)

	Three months ended March 31,		Percentage of sales		Percent
(in thousands)	2014	2013	2014	2013	change

Interest income (expense), net	$(28)	$(55)	(0.4)%	(1.0)%	(49.1)%
Change in fair value of derivative liabilities, net	$(9,599)	$(34)	(148.0)%	(0.6)%	28,132.4%

Interest Expense

Net interest expense decreased by approximately $27,000 or 49.1% the three months ended March 31, 2014 as compared with the same period in 2013. The decrease in the net interest expense is a result of the debt refinancing which occurred March 20, 2014.

Change in Fair Value of Derivative Liabilities

On December 13, 2013, we entered into a securities purchase agreement pursuant to which we issued 3,500,000 shares of our newly designated Series A 6% Convertible Preferred Stock with a stated value of $2.00 per share (for an aggregate of $7 million) and 5,250,000 warrants to purchase our common stock, at an exercise price of $2.387 per share. We also issued 525,000 warrants to the placement agent. At December 13, 2013, the investor and placement agent warrants were valued at $4,383,750 and $438,375, respectively. The warrants are accounted for as derivative financial instruments at fair value and are re-valued each reporting period. At March 31, 2014, the investor and placement agent warrants were valued at $12,269,250 and $1,226,925, respectively, and we recognized an aggregate loss related to their change in value of $8,437,275.

In 2010, we issued warrants to investors and to our placement agent in connection with an equity offering. The warrants issued to the investors contain anti-dilution protection in the event we issue securities at a price lower than the exercise price of the warrants. As a result of the issuance of our Series A 6% Convertible Preferred Stock on December 13, 2013, the exercise price of the investor warrants issued in 2010 was reduced from $6.00 per share to $2.00 per share and the number of warrants was increased proportionately. The 2010 investor and placement agent warrants, which are accounted for as derivative financial instruments at fair value, were valued at $1,430,932 and $119,000 at March 31, 2014 and March 31, 2013, respectively, and we recognized a non-cash net loss for the period ended March 31, 2014 of $1,161,408 versus a non-cash loss of approximately $34,000 for the three month period ended March 31, 2013, representing a change of approximately $1,127,408.

On March 31, 2014, the Company entered into an agreement with an existing warrant holder from the April 2010 capital raise pursuant to which the Company repurchased warrants exercisable into 142,857 shares of Common Stock for an aggregate purchase price of $420,571.

Income Taxes

While we are subject to U.S. federal income tax as well as income tax of certain state jurisdictions, during the three months ended March 31, 2014, our current provision was zero because the net effect of our permanent and temporary differences resulted in us recognizing a loss for tax purposes. However, for the three month period ended March 31, 2014, permanent differences related to fair value adjustments resulted in us recognizing a gain for tax purposes and our current provision of approximately $38,000. At March 31, 2014, we have remaining net operating loss carryforwards and other net deferred income tax assets of approximately $8.4 million to reduce future taxable income. Our effective tax rate of (0.4%) for the three months ended March 31, 2014 differed from the statutory tax rates primarily because we recognized certain losses from the fair value adjustments for financial statement purposes that are not expected to reverse (i.e. permanent differences).

Net loss

	Three months ended March 31,		Percent of sales		Percent
(in thousands)	2014	2013	2014	2013	change
Net loss	$(9,607)	$(409)	(148.2)%	(7.2)%	2248.9%
Accretion on convertible preferred stock	$(204)	$--	(3.1)%	--	--
Net loss attributable to common shareholders	$(9,811)	$(409)	(151.4)%	--	--

Product Development

We have developed most of our products and product improvements internally. Funds for this development have come primarily from our internal cash flow and equity issuances. We maintain close working relationships with physicians and medical personnel in hospitals and universities who assist in product research and development. New and improved products play a critical role in our sales growth. We continue to emphasize the development of proprietary products and product improvements to complement and expand our existing product lines. We have a centralized research and development focus in Florida for new product development and product improvements. Our research, development and engineering units at the manufacturing locations maintain relationships with distribution locations and customers to provide an understanding of changes in the market and product needs. During the first three months of 2014, we continued to invest in expanding our J-Plasma product line and technology. We intend to pay the ongoing costs for this development from operating cash flows.

Reliance on Collaborative, Manufacturing and Selling Arrangements

We depend on certain contractual OEM customers for product development. In these situations, we plan to manufacture the products developed. However, the customer generally has no legal obligation to purchase the developed products. If the collaborative customer fails to give us purchase orders for the product after development, our future business and value of related assets could be negatively affected. Furthermore, we can give no assurance that a collaborative customer may give sufficient high priority to our products. In addition, disagreements or disputes may arise between us and our contractual customers, which could adversely affect production of our products. We also have two collaborative arrangements with foreign suppliers, one informal and one contractual, in which we request the development of certain items and components, and we purchase them pursuant to purchase orders. Our purchase orders are never longer than one year and are supported by orders from our customers. We have a manufacturing agreement with our Bulgarian supplier which may result in certain contingent liabilities on our part if we terminate our arrangement prior to July 1, 2014.

Liquidity and Capital Resources

Our working capital at March 31, 2014 remained relatively the same at approximately $17.0 million when compared to December 31, 2013. Accounts receivable days of sales outstanding were 37.3 days and 29.5 days at March 31, 2014 and 2013, respectively. The increase in receivable days was due to increased volume and timing.  The number of days worth of sales in inventory, which is the total inventory available for production divided by the 12 month average cost of materials, decreased 44 days to 267 days equating to an inventory turn ratio of 1.2 at March 31, 2014 from 311 days and an inventory turn ratio of 1.3 at December 31, 2013. The lower number of days worth of sales is mainly due to decreased inventory resulting from the increase in sales of OEM generators and electrodes during the three month period ended March 31, 2014.

We used cash in operations of approximately $1.05 million for the three months ended March 31, 2014, compared to cash used in operations of approximately $0.3 million for the same period in 2013, an increase of cash used in operations of approximately $0.75 million.

During the three month period ended March 31, 2014, we used approximately $75,000 for the purchase of property and equipment as compared to purchases amounting to approximately $131,000 for the same period in 2013.

We used cash in financing activities of approximately $86,000 during the first three months of 2014, an increase of cash used of approximately $70,000 as compared with the same period in 2013. The decrease in cash used was primarily the result of our paying the Industrial Revenue Bonds in the amount of approximately $3.26 million, the redemption of warrants in the amount of approximately $421,000 offset by proceeds from our note payable with the Bank of Tampa for approximately $3.6 million during the three months ended March 31, 2014.

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

The Loan documents contain customary financial covenants, including a covenant that the Company maintains a minimum liquidity of $750,000. Although there is no Debt Service Coverage Ratio (as defined in the Loan Agreement) for the initial term of the Loan, should the Company desire to extend the Loan beyond three years, the Company must maintain a Debt Service Coverage Ratio for each of the preceding four quarters of not less than 1.0 to 1.0. In the event the Loan is extended, the Debt Service Coverage Ratio must not be less than 1.2 to 1.0.

Simultaneously with the closing of the Loan, the Company redeemed those certain Industrial Revenue Bonds issued by the Pinellas County Industrial Development Authority and satisfied its obligations to its prior lender, PNC Bank, N.A (“PNC Bank”). In connection with the redemption of the Bonds, the Company paid PNC Bank $3,188,332 to satisfy its existing credit facility. In connection with the termination of the interest rates swap agreement with PNC Bank, the Company paid PNC Bank an additional $410,275.

Our future contractual obligations for agreements with initial terms greater than one year and agreements to purchase materials in the normal course of business are summarized as follows (in thousands):

Description	Years Ending December 31,
	2014	2015	2016	2017	2018	Thereafter
Operating leases	$62	$111	$114	$117	$119	$60
Employment agreements	1,523	1,411	284	-	-	-
Purchase commitments	3,099	-	-	-	-	-
Long-term debt	180	239	239	2,934	-	-
Total	$4,864	$1,761	$637	$3,051	$119	$60

We are continuing to make substantial investments in the development and marketing of our J-Plasma®technology, which may adversely affect our profitability and cash flow in the next 12 to 24 months. While we believe that these investments may generate additional revenues and profits in the future, there can be no assurance that J-Plasma will be successful or that such future revenues and profitability will be realized. Since June 2010 through March 31, 2014, we have invested approximately $3.1 million in the development and marketing of our J-Plasma®technology, of which $265,000 was invested in the first quarter of 2014.

Critical Accounting Estimates

In preparing the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), we have adopted various accounting policies. Our most significant accounting policies are disclosed in Note 2 to the consolidated financial statements included in our report on Form 10-K/A for the year ended December 31, 2013, which we filed on March 31, 2014.

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

Share-based compensation

Under our stock option plan, options to purchase shares of our common stock may be granted to our key employees, officers, directors and consultants by the Board of Directors. We account for stock options in accordance with FASB ASC Topic 718 Compensation-Stock Compensation with option expense amortized over the vesting period based on the binomial lattice option-pricing model fair value on the grant date, which includes a number of estimates that affect the amount of our expense.

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

It is our policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. To the extent that the probable tax outcome of these uncertain tax positions changes, such changes in estimate will impact the income tax provision in the period in which such determination is made. At March 31, 2014, we believe we have appropriately accounted for any unrecognized tax benefits. To the extent we prevail in matters for which a liability for an unrecognized tax benefit is established or we are required to pay amounts in excess of the liability, our effective tax rate in a given financial statement period may be affected.

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

Recent Accounting Pronouncements

See Note 4.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our short-term investments consist of cash, cash equivalents and overnight investments. As such we do not believe we are exposed to significant interest rate risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid overnight money market investments. If a 10% change in interest rates were to have occurred on March 31, 2014, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Our foreign exchange risk is not material.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of March 31, 2014. Based upon that evaluation, our CEO and CFO concluded that, as of the end of that period, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f)) during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Form 10-K/A for the year ended December 31, 2013, in response to Item 1A to Part 1 of Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1*	Loan Agreement dated as of March 20, 2014, between the Company and The Bank of Tampa;

10.2*	Mortgage, Security Agreement, Financial Statement and Assignment of Rents dated as of March 20, 2014, between the Company and The Bank of Tampa;

10.3*	Promissory Note in original principal amount of $3,592,000;

10.4*	Assignment of Rents, Leases and Profits and Contracts dated as of March 20, 2014;

10.5*	Security Agreement dated as of March 20, 2014, between the Company and The Bank of Tampa;

10.6*	Environmental Indemnity Agreement dated as of March 20, 2014, between the Company and The Bank of Tampa.

31.1
Certifications of Robert Gershon, Chief Executive Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certifications of Peter L. Donato, Chief Financial Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Employment Agreement dated March 31, 2014 between Bovie Medical Corporation and Jack McCarthy.

101.1	Financial Statements from the Quarterly Report on Form 10-Q of Bovie Medical Corporation for the three months ended March 31, 2014, filed on May 15, 2014, formatted in XBRL.
___________
* Incorporated by reference from the Company’s Report on Form 8-K filed with the Commission on March 24, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bovie Medical Corporation

Dated: May 15, 2014	By:	/s/ Robert Gershon
Robert Gershon
Chief Executive Officer and
(Principal Executive Officer)

Dated: May 15, 2014	By:	/s/ Peter L. Donato
Peter L. Donato
Executive Vice President, Chief Financial Officer, Treasurer, and Secretary (Principal Financial Officer)