Form 10-Q
period 2014-06-30
BOVIE MEDICAL CORP
filed 2014-08-08
CIK 719135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

The number of shares of the registrant's common stock $.001 par value outstanding as of August 1, 2014 was 17,912,316.

BOVIE MEDICAL CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2014 AND DECEMBER 31, 2013
(in thousands)

Assets

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:

Cash and cash equivalents	$5,575	$7,924
Restricted cash	898	-
Trade accounts receivable, net	2,617	1,990
Inventories, net	6,922	8,415
Current portion of deposits	1,235	948
Prepaid expenses and other current assets	857	545
Total current assets	18,104	19,822

Property and equipment, net	6,863	7,063
Brand name and trademark	1,510	1,510
Purchased technology, net	485	575
Deferred income tax asset, net	3,961	3,412
Deposits, net of current portion	69	120
Other assets	607	674

Total assets	$31,599	$33,176

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2014 AND DECEMBER 31, 2013
(CONTINUED) (in thousands)

Liabilities and Stockholders' Equity

	June 30, 2014	December 31, 2013
	(Unaudited)
LIABILITIES
Current liabilities:

Accounts payable	$1,031	$1,060
Accrued payroll	129	172
Accrued vacation	150	200
Current portion of bonds payable	--	72
Current portion of mortgage note payable	239	--
Accrued litigation settlement	--	541
Accrued and other liabilities	989	867

Total current liabilities	2,538	2,912

Mortgage note payable, net of current portion	3,293	--
Bonds payable, net of current portion	--	3,185
Derivative liabilities	13,473	5,749

Total liabilities	19,304	11,846

Series A 6% convertible preferred stock, par value $0.001; 3,500,000 shares authorized and issued; preference in liquidation - $7,126,000	2,684	2,259

STOCKHOLDER’S EQUITY:

Preferred stock, par value $.001; 10,000,000 shares authorized; 3,500,000 shares of series A 6% convertible preferred stock issued and outstanding on June 30, 2014 and December 31, 2013 respectively
Common stock, par value $.001 par value; 40,000,000 shares authorized; 17,912,316 issued and 17,769,237 outstanding on June 30, 2014 and 17,826,336 issued and 17,683,257 outstanding on December 31, 2013, respectively	18	18
Additional paid-in capital	29,009	28,687
Accumulated deficit	(19,416)	(9,634)
Total stockholders' equity	9,611	19,071

Total liabilities and stockholders' equity	$31,599	$33,176

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND  SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(UNAUDITED) (in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Sales	$6,945	$6,042	$13,427	$11,738
Cost of sales	5,068	3,812	8,793	7,357

Gross profit	1,877	2,230	4,634	4,381

Other costs and expenses:
Research and development	318	314	651	647
Professional services	287	383	544	836
Salaries and related costs	1,419	999	2,326	1,818
Selling, general and administrative	1,599	2,184	2,800	3,395

Total other costs and expenses	3,623	3,880	6,321	6,696

Income (loss) from operations	(1,746)	(1,650)	(1,687)	(2,315)

Interest expense, net	(40)	(60)	(69)	(116)
Change in fair value of derivative liabilities	1,454	37	(8,145)	3
Total other expense, net	1,414	(23)	(8,214)	(113)

Income (loss) before income taxes	(332)	(1,673)	(9,901)	(2,428)

Benefit (provision) for income taxes, net	583	554	545	899

Net income (loss)	$251	$(1,119)	$(9,356)	$(1,529)

Accretion on convertible preferred stock	(222)	--	(426)	--

Net Income (loss) attributable to common shareholders	$29	$(1,119)	$(9,782)	$(1,529)

Earnings (loss) per share
Basic	$0.00	$(0.06)	$(0.55)	$(0.09)
Diluted	$(0.07)	$(0.06)	$(0.55)	$(0.09)

Weighted average number of shares outstanding – basic	17,717	17,669	17,667	17,660

Weighted average number of shares outstanding – diluted	21,176	17,669	17,767	17,660

The accompanying notes are an integral part of the consolidated financial statements.

 BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2013 AND THE SIX MONTHS ENDED JUNE 30, 2014
(in thousands)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

January 1, 2013	17,639	$18	$25,517	$(2,640)	$22,895

Options exercised	51	–	70	–	70

Stock based compensation	–	–	506	–	506

Stock swap to acquire options	(6)	–	(22)	–	(22)

Convertible preferred stock – beneficial conversion feature	--	--	2,616	--	2,616

Deemed dividend on convertible preferred stock	--	--	--	(2,616)	(2,616)

Accretion on convertible preferred stock	--	--	--	(39)	(39)

Net loss	–	–	–	(4,339)	(4,339)

Balance, December 31, 2013	17,684	18	28,687	(9,634)	19,071

Options/Warrants exercised	85	–	171	–	171

Stock based compensation	–	–	151	–	151

Accretion on convertible preferred stock	--	--	--	(426)	(426)

Net loss	–	–	–	(9,356)	(9,356)

Balance, June 30, 2014 (unaudited)	17,769	$18	$29,009	$(19,416)	$9,611

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(UNAUDITED) (in thousands)

	2014	2013
Cash flows from operating activities
Net loss	$(9,356)	$(1,529)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	453	416
Recovery of (provision for) inventory obsolescence	895	(3)
Gain (loss) on disposal of property and equipment, net	2	--
Stock based compensation	151	294
Change in fair value of liabilities	8,145	(4)
Provision (benefit) for deferred taxes	(550)	(903)
Change in assets and liabilities:
Trade receivables	(627)	500
Prepaid expenses and other current assets	(312)	10
Inventories	598	(699)
Deposits	(170)	(377)
Accounts payable	(29)	25
Accrued and other liabilities	(513)	1,003

Net cash used in operating activities	(1,313)	(1,267)

Cash flows from investing activities
Purchases of property and equipment	(164)	(293)
Net cash used in investing activities	(164)	(293)

Cash flows from financing activities
Proceeds from stock options/warrants exercised	171	24
Change in restricted cash	(898)	--
Proceeds from mortgage note payable	3,532	--
Repayment of industrial revenue bonds	(3,257)	(68)
Repurchase of warrants	(420)	--
Net cash used in financing activities	(872)	(44)

Net change in cash and cash equivalents	(2,349)	(1,604)

Cash and cash equivalents, beginning of period	7,924	4,162

Cash and cash equivalents, end of period	$5,575	$2,558
Cash paid during the six months ended June 30, 2014 and 2013 for:

Interest	$69	$116
Income taxes	$--	$--

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 1.	BASIS OF PRESENTATION

Unless the context otherwise indicates, the terms “Company”, “we,” “our,” “us,” “Bovie,” and similar terms refer to Bovie Medical Corporation and its consolidated subsidiaries.

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

Inventories are stated at the lower of cost or market. Cost is determined principally on the average cost method. Inventories at June 30, 2014 and December 31, 2013 were as follows (in thousands):

	June 30, 2014	December 31, 2013

Raw materials	$4,648	$5,470
Work in process	1,660	882
Finished goods	1,853	2,455
Gross inventories	8,161	8,807
Less: reserve for obsolescence	(1,239)	(392)

Net inventories	$6,922	$8,415

For the period ended June 30, 2014, we recorded a charge of approximately $843,000 for excess and obsolete inventory, attributable to early stage manufacturing costs of J-Plasma, scrap associated with RoHS compliance mandates in the European Union, and other product line adjustments.

NOTE 3.	INTANGIBLE ASSETS

At June 30, 2014 and December 31, 2013 intangible assets consisted of the following (in thousands):
	June 30, 2014	December 31, 2013

Brand name and trademark (life indefinite)	$1,510	$1,510

Purchased technology (9-17 year life)	$1,441	$1,441
Less: accumulated amortization	(956)	(866)

Purchased technology, net	$485	$575

Amortization of intangibles, which is included in depreciation and amortization in the accompanying statements of cash flows, was approximately $91,000 and $44,000 during the respective six month periods ended June 30, 2014 and 2013.

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

The following represents a reconciliation of the changes in fair value of warrants measured at fair value using Level 3 inputs during the quarter ended June 30, 2014:

(in $ thousands)	2013 Investor Warrants	2013 Placement Agent Warrants	2010 Investor Warrants	2010 Placement Agent Warrants	Total

Balance, December 31, 2013	$4,599	$460	$689	$1	$5,749

Repurchase of warrants (1)	-	-	(421)	-	(421)

Fair value adjustments:			(86)		(86)

Change in fair value	6,646	664	911	10	8,231

Balance, June 30, 2014 (2)	$11,245	$1,124	$1,093	$11	$13,473

(1)	Represents amount paid to repurchase warrants exercisable into 142,857 shares of common stock, which were initially issued in the April 2010 capital raise transaction.

(2)
The warrants are valued using a trinomial lattice valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in the model at June 30, 2014 included the market price of our common stock, an expected dividend yield of zero, the remaining period to the expiration date of the warrants, expected volatility of our common stock over the remaining life of the warrants of 53.96%, estimated based on a review of our historical volatility, and risk-free rates of return of 0.6% based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the warrants. We also take into consideration a probability assumption for anti-dilution.

NOTE 6.	EARNINGS PER SHARE (in thousands, except EPS)

We compute basic earnings per share (“basic EPS”) by dividing the net loss by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding ( warrants and stock options). The following table provides the computation of basic and diluted earnings per share for the three and six month periods ending June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except EPS)	2014	2013	2014	2013

Net income (loss)	$29	$(1,119)	$(9,782)	$(1,529)

Basic weighted average shares outstanding	17,717	17,669	17,667	17,660
Effect of potential dilutive securities	3,459	--	--	--
Diluted weighted average shares outstanding	21,176	17,669	17,667	17,660

Basic earnings (loss) per share	$0.00	$(0.06)	$(0.55)	$(0.09)

Diluted earnings (loss) per share	$(0.07)	$(0.06)	$(0.55)	$(0.09)

For the three months ended June 30, 2013, options and warrants to purchase approximately 3,459,000 shares of common stock and approximately $1,454,000 of the gain on the fair market valuation of the derivative liabilities were included  in the computation of diluted earnings per share because their effects were dilutive, while the conversion of Series A Preferred Stock into 3,500,000 shares of common stock were excluded from the computation of diluted earnings per share as the effect is anti-dilutive.

For the six months ended June 30, 2014 and June 30 2013 and the three months ended June 30, 2014 options and warrants to purchase shares of common stock and Series A Preferred Stock were excluded in the computation of diluted earnings per share because their effects were anti-dilutive.

NOTE 7.	STOCK-BASED COMPENSATION

Under our 2012 equity incentive plan, our board of directors may grant options to purchase common shares to our key employees, officers, directors and consultants. We account for stock options in accordance with FASB ASC Topic 718, Compensation – Stock Compensation, with option expense amortized over the vesting period based on the binomial lattice option-pricing model fair value on the grant date, which includes a number of estimates that affect the amount of our expense. During the six months ended June 30, 2014, we expensed $150,554 in stock-based compensation.

Activity in our stock options during the period ended June 30, 2014 was as follows:

	Number Of Options (in thousands)	Weighted Average Exercise Price

Outstanding at December 31, 2013	2,467	$3.55

Granted	373	$3.84
Exercised	--	$--
Cancelled	(19)	$4.14

Outstanding at June 30, 2014	2,821	$3.58

The grant date fair value of options granted during the first six months of 2014 were estimated on the grant date using a trinomial lattice option-pricing model and the following assumptions: expected volatility of between 53% and 54%, expected term of between 3-5 years, risk-free interest rate of 0.6%, and expected dividend yield of 0%.

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

During the six months ended June 30, 2014, we issued no common shares in exchange for stock options.

NOTE 8.	INCOME TAXES

While we are subject to U.S. federal income tax as well as income tax of certain state jurisdictions, during the three months ended June 30, 2014, our current benefit for income tax was $583,000.  At June 30, 2014, we have remaining net operating loss carryforwards of approximately $8.95 million to reduce future taxable income in various years through 2033. Our effective tax rate of 6.17% for the three months ended June 30, 2014 was different that the statutory tax rates primarily because we recognized certain gains from the fair value adjustments for financial statement purposes that will never be recognized for tax purposes (i.e. permanent differences).

NOTE 9.	COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

We are obligated under various operating leases for our facilities and certain equipment. The following is a schedule of approximate future minimum lease payments under operating leases having remaining terms in excess of one year as of June 30, 2014 for the calendar years ended December 31, 2014 and 2015 (in thousands):

2014	$80
2015	104
Thereafter	444

Total	$628

Rent expense approximated $16,000 and $85,000 for the six month periods ending June 30, 2014 and 2013 respectively.

Other future contractual obligations for agreements with initial terms greater than one year and agreements to purchase materials in the normal course of business are summarized as follows (in thousands):

Description	Years Ending December 31,
	2014	2015	2016	2017	2018	Thereafter
Purchase commitments	3,052	-	-	-	-	-
Long-term debt	120	239	239	2,934	-	-
Total	$3,172	$239	$239	$2,934	$-	$-

We have a manufacturing agreement with our Bulgarian supplier which provides for certain contingent payments on our part if we terminate our arrangement prior to July 1, 2015. The remaining contingent liability for the calendar year ending December 31, 2014 is approximately $325,483. The agreement requires one year advance written notice of non-renewal.

Litigation

Stockholder Derivative Action

In September 2011, the Company was served in a purported stockholder derivative action (the “Derivative Action”) that was filed in the United States District Court for the Middle District of Florida (the “Court”) against the Company and certain of its present and former officers and directors. The complaint asserts, among other things, breach of fiduciary duties and bad faith in relation to the management of the Company’s business. The complaint seeks, among other things, unspecified compensatory damages and various forms of equitable relief. The allegations in the Derivative Action appear to be based largely on counterclaims previously asserted by Steven Livneh, a former director of the Company, in a prior litigation between the Company and Mr. Livneh which was settled.

On June 26, 2014, the Company entered into a Stipulation and Agreement of Settlement (“Stipulation of Settlement”) setting forth the terms of the settlement of the claims asserted against the Company in the Derivative Action. On July 7, 2014, the Court issued an Amended Order Preliminarily Approving Derivative Settlement and Providing for Notice (“Preliminary Order”) preliminarily approving the Stipulation of Settlement. The Preliminary Order set October 2, 2014 as the hearing date for final approval of the terms of the Stipulation of Settlement and approved the form of notice to stockholders (the “Notice”) and the form of summary notice to stockholders (the “Summary Notice”).  The Stipulation of Settlement remains subject to court approval, and requires the Company to make and/or codify certain corporate governance changes as more specifically described therein.  In addition, counsel for the plaintiffs will be entitled to request that the court award of attorney’s fees and expenses of up to $850,000, subject to court approval, which amount would be fully funded by insurance proceeds. Copies of the Preliminary Order, Stipulation of Settlement, Notice and Summary Notice have been previously filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2014.

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

Concentrations

Our ten largest customers accounted for approximately 60.7% and 59.0% of net revenues for the six months ended June, 2014 and 2013 respectively. For the six months ended June 30, 2014, National Distribution and Contracting, Inc. accounted for 10.5% of our sales, while for the same six month period ended in 2013, McKesson Medical Surgical accounted for 20.4% of our sales.

NOTE 10.	RELATED PARTY TRANSACTIONS

A relative of Moshe Citronowicz, Bovie’s Senior Vice President, is considered a related party. Arik Zoran is a consultant of the Company doing business as AR Logic, Inc., which is a consulting firm, owned by Arik Zoran, Mr. Citronowicz’s brother. On March 1, 2013 the Company amended the Consulting Services Agreement dated January 2011, extending the term of the existing agreement until December 31, 2014. The agreement shall automatically renew for additional one year periods, unless either party gives written notice of its desire not to renew at least one year prior to the expiration of the initial Term or renewal term.  The agreement with AR Logic provides for a monthly retainer for engineering support for our existing generator product line and a separate hourly based fee structure for additional consulting related to new product lines. AR Logic was paid consulting fees of approximately $151,000 and $132,000 during the six months ended June 30, 2014 and 2013, respectively.

A second relative of Mr. Citronowicz is considered a related party. Yechiel Tsitrinovich is also a brother of Mr. Citronowicz, and acts as a consultant to the Company related to research and development of certain products. Mr. Tsitrinovich has a royalty contract with us related to the creation and design of a proprietary technology that is used in some of our generators. Mr. Tsitrinovich was paid a combination of consulting fees and royalties on previous product designs approximating $35,000 and $38,000 for the six months ended June 30, 2014 and 2013, respectively.

NOTE 11.	LONG TERM DEBT

On March 20, 2014, the Company entered into a transaction with The Bank of Tampa, a Florida banking corporation (“Lender”) wherein Lender extended to the Company a mortgage loan in the principal amount of $3,592,000 (the “Loan”). The obligations under the Loan are secured by a first mortgage and security interest in the Company’s Clearwater, Florida facility as well as an assignment of the Company’s accounts receivable. In addition, the Company pledged an interest in a certificate of deposit in the amount of $898,000 as additional collateral which declines annually on a pro rata basis as principal is paid. The initial maturity date of the Loan is March 20, 2017; however the Company has an option to extend the maturity date until March 20, 2022.

Borrowings under the Loan bear interest at LIBOR plus 3.5%, with a fixed monthly principal payment of $19,956.

The Loan documents contain customary financial covenants, including a covenant that the Company maintains a minimum liquidity of $750,000. Although there is no Debt Service Coverage Ratio (as defined in the Loan Agreement) for the initial term of the Loan, should the Company desire to extend the Loan beyond three years, the Company must maintain a Debt Service Coverage Ratio for each of the preceding four consecutive quarters of not less than 1.0 to 1.0. In the event the Loan is extended, the Debt Service Coverage Ratio must not be less than 1.2 to 1.0.

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

Executive Level Overview

We are a leading maker of medical devices and supplies as well as the developer of J-Plasma®, a patented new plasma-based surgical product. J-Plasma® utilizes a helium ionization process that produces a stable, focused beam of ionized gas that provides surgeons with greater precision, minimal invasiveness and an absence of conductive currents during surgery. We are also a leader in the manufacture of a range of electrosurgical products and technologies, marketed through both private labels and our own well-respected brands (Bovie®, Aaron®, IDS™ and ICON™) to distributors worldwide. We also leverage our expertise through original equipment manufacturing (OEM) agreements with other medical device manufacturers.

We internally divide our operations into three product lines; electrosurgical products, battery-operated cauteries and other products. The electrosurgical line sells electrosurgical products which include desiccators, generators, electrodes, electrosurgical pencils and various ancillary disposable products. These products are used in surgery for the cutting and coagulation of tissue. Battery-operated cauteries are used for precise hemostasis (to stop bleeding) in ophthalmology and in other fields. J-Plasma is currently included within the other sales category, which also includes revenue from: nerve locators, disposable and reusable penlights, medical lighting, license fees, development fees and other miscellaneous income.

We are committed to and will continue to invest in the full commercialization of J-Plasma. During the first half of 2014 we invested approximately $1,000,000 which included the early stages of funding our direct sales force, sales training development, surgeon training, and marketing-related activities and continued R&D. As we accelerate our commercialization of J-Plasma, we expect these investments will increase throughout 2014. Although we anticipate that these investments will expand our sales and growth in the future, there can be no assurance on the timeframe, or if, the J-Plasma® technology will produce any substantial revenue or return on investment.

Most of our products currently are marketed through medical distributors that distribute to more than 6,000 hospitals, doctors offices, and other healthcare facilities. New distributors are contacted through responses to our advertising in international and domestic medical journals and domestic or international trade shows. International sales represented approximately 15.5% of total revenues for the first six months of 2014, as compared with 19.5% for the first six months of 2013. Our products are sold in more than 150 countries through local dealers which are coordinated by sales and marketing personnel at the Clearwater, Florida facility. For the launch of our new surgical suite product lines, J-Plasma®, we are in the process of building a direct sales force that as of the report date had five direct sales representatives, and one clinical specialist, and 28 commission-based independent manufacturers' representatives to market these products. Our business is generally not seasonal in nature, but can fluctuate based upon our customers’ capital and inventory purchasing patterns. While our international sales have declined, we did see substantial growth in Latin America, as well as improvement in the Middle East and Africa. We were negatively impacted in Europe, with some product being withdrawn from the market due to regulatory testing and other requirements; however, we made progress in the most recent quarter bringing these products back to market. In addition, we have received approval for compliant, new and improved 200 and 300 watt generators which we expect will offset a portion of the withdrawn product losses, as well as launched the new Derm 101 and 102 product lines primarily targeted to office-based practitioners.

We strongly encourage investors to visit our website: www.boviemedical.com to view the most current news and to review our filings with the Securities and Exchange Commission.

Results of Operations for the Three and Six Months Ended June 30, 2014 Compared to the Three and Six Months Ended June 30, 2013

Sales

Sales by Product Line	Three months ended June 30,		Percent	Six months ended June 30,		Percent
(in thousands)	2014	2013	Change	2014	2013	Change

Electrosurgical	$4,034	$3,269	23.4%	$7,997	$6,669	19.9%
Cauteries	1,751	1,738	0.0%	3,302	3,334	0.0%
Other	1,160	1,035	12.1%	2,128	1,735	22.7%

Total	$6,945	$6,042	14.9%	$13,427	$11,738	14.4%

Sales by Domestic and	Three months ended June 30,		Percent	Six months ended June 30,		Percent
International (in thousands)	2014	2013	Change	2014	2013	Change

D Domestic	$6,033	$4,886	23.5%	$11,472	$9,409	21.9%
International	912	1,156	(21.1)%	1,955	2,329	(16.1)%

T Total	$6,945	$6,042	14.9%	$13,427	$11,738	14.4%

Sales for the six months ended June 30, 2014 increased 14.4% or approximately $1,689,000 over the same period in 2013. The increase in sales was mainly attributable to increased OEM generator and electrode sales of approximately $1,105,000 and $437,000 respectively. In addition, we had increased medical lighting sales, contractor development services and sales of other various products of approximately $347,340. J-Plasma sales for the six months ended June 30, 2014 amounted to $45,660, an increase of approximately $29,500 over the same period in 2013. Cautery sales were flat year over year.

Our ten largest customers accounted for approximately 60.7% and 59.0% of net revenues for the six months ended June, 2014 and 2013 respectively. For the six months ended June 30, 2014, National Distribution and Contracting, Inc. accounted for 10.5% of our sales, while for the same six month period ended in 2013, McKesson Medical Surgical accounted for 20.4% of our sales.

Gross Profit

(in thousands)	Three months ended June 30,		Percent of sales		Percent		Six months ended June 30,		Percent of sales		Percent
	2014	2013	2014	2013	change		2014	2013	2014	2013	change

Cost of sales	$5,068	$3,812	73.0%	63.1%	32.9%		$8,793	$7,357	65.5%	62.7%	19.5%

Gross profit	$1,877	$2,230	27.0%	36.9%	(15.8	) %	$4,.634	$4,381	34.5%	37.3%	(5.8%)

Gross profit declined as a percentage of sales by approximately 9.9% for the three month period ending June 30, 2014 and by approximately 2.8% for the six month period ending June 30, 2014 compared to the same respective periods in 2013. The decline was due primarily to a charge of approximately $843,000 to excess and obsolete inventory, attributable to early stage manufacturing costs of J-Plasma, scrap associated with RoHS compliance mandates in Europe, and other product line adjustments. This was partially offset by lower labor costs of approximately $279,000 along with higher sales and a favorable product mix.  Absent the impact of these adjustments totaling $843,000, margins were in line with management’s expectations of slightly below 40%.

We do not anticipate any material impact to our gross profit, material costs, or other costs as a result of the effect of inflation or any material impact of changing prices on net revenue.

Research and Development

(in thousands)	Three months ended June 30,		Percent of sales		Percent	Six months ended June 30,		Percent of sales		Percent
	2014	2013	2014	2013	change	2014	2013	2014	2013	change

R & D Expense	$318	$314	4.6%	5.2%	1.2%	$651	$647	4.8%	5.5%	0.5%

Research and development costs remained relatively constant for the three and six month periods ending June 30, 2014 compared to the same respective periods in 2013.

Professional Fees

(in thousands)	Three months ended June 30,		Percent of sales		Percent	Six months ended June 30,		Percent of sales		Percent
	2014	2013	2014	2013	change	2014	2013	2014	2013	change

P Professional services	$287	$383	4.1%	6.3%	(25.1)%	$544	$836	4.1%	7.1%	(34.9)%

Our professional fees decreased by approximately $96,000 during the three months ended June 30, 2014 and by approximately $292,000 for the six month period ended June 30, 2014 compared to the same respective periods in 2013.  The decrease was mainly attributable to decreased legal costs of approximately $166,000 and $332,000, for the three and six month periods respectively, as the majority of our ongoing litigation ended or had been settled during 2013.  Partially offsetting these reductions were increased costs related to investor relations activities and other consulting of approximately $69,000 for the three months ended June 30, 2014 and $40,000 for the six month period ended June 30, 2014.

Salaries and related costs

(in thousands)	Three months ended June 30,		Percent of sales		Percent	Six months ended June 30,		Percent of sales		Percent
	2014	2013	2014	2013	change	2014	2013	2014	2013	change

Salaries & related cost	$1,419	$999	20.4%	16.5%	42.0%	$2,326	$1,818	17.3%	15.5%	27.9%

During the three months ended June 30, 2014 compared to the same period in 2013, salary costs increased by 42% or approximately $420,000, and by 27.9% or approximately $508,000, for the six month period ended June 30, 2014.  The increase was primarily the result of additional salary and incentive compensation expenses related to new executive management, direct sales personnel, and CFO transitional costs.

Amounts shown in the above table for the three and six months ended June 30, 2013 were formatted to conform with 2014 reporting classifications.

Selling, General & Administrative Expenses

(in thousands)	Three months ended June 30,		Percent of sales		Percent	Six months ended June 30,		Percent of sales		Percent
	2014	2013	2014	2013	change	2014	2013	2014	2013	change

SG & A costs	$1,599	$2,184	23.0%	36.1%	(26.8)%	$2,800	$3,395	20.9%	28.9%	(17.5)%

Selling, general and administrative costs decreased by approximately $585,000 or 36.1% for the three month period ending June 30, 2014 and by 17.5% or approximately $595,000 for the six months ended June 30, 2014, as compared to the same respective periods in 2013. This reduction was the result of a non-recurrence of a legal award of approximately $1,041,000 and approximately $77,000 related to decreased marketing costs associated with our core business. This was partially offset by increased insurance costs of $40,000, relocation costs of $50,000, travel of $40,000, bad debt of $43,000, and approximately $185,000 related to J-Plasma, and $15,000 in Medical Device Excise Tax.

Amounts shown in the above table for the three and six months ended June 30, 2013 were formatted to conform with 2014 reporting classifications.

Other Income (expense)

	Three months ended June 30,		Percent of sales		Percent		Six months ended June 30,		Percent of sales		Percent
(in thousands)	2014	2013	2014	2013	change		2014	2013	2014	2013	change

Interest income (expense)	$(40)	$(60)	(0.6)%	(1.0)%	(33.3)%		$(69)	$(116)	(0.5)%	(1.0)%	(40.5)%
Change in fair value of derivative liabilities	$1,454	$37	18.8%	0.6%	n/a	%	$(8,145)	$3	(61.8)%	0.0%	(n/a)%

Interest Expense

Net interest expense decreased by approximately $20,000 or (33.3)% the three months ended June 30, 2014 and $47,000 for the six months ended June 30, 2014, as compared with the same respective periods in 2013. The decrease in the net interest expense is a result of the debt refinancing which occurred March 20, 2014.

Change in Fair Value of Derivative Liabilities

On December 13, 2013, we entered into a securities purchase agreement pursuant to which we issued 3,500,000 shares of our newly designated Series A 6% Convertible Preferred Stock with a stated value of $2.00 per share (for an aggregate of $7 million) and  warrants to purchase 5,250,000 of our common stock, at an exercise price of $2.387 per share. We also issued warrants to purchase 525,000 shares of our common stock to the placement agent. At December 13, 2013, the investor and placement agent warrants were valued at $4,383,750 and $438,375, respectively. The warrants are accounted for as derivative financial instruments at fair value and are re-valued each reporting period. At June 30, 2014, the investor and placement agent warrants were valued at $11,245,500 and $1,124,550 respectively, and we recognized a gain for the three months ended June 30, 2014 of $1,126,125 related to their change in value.

In April 2010, we issued warrants to investors and to our placement agent in connection with an equity offering. The warrants issued to the investors contain anti-dilution protect gain for the three months ended June 30, 2014 of 1,126,125 related to their change in value.ion in the event we issue securities at a price lower than the exercise price of the warrants. As a result of the issuance of our Series A 6% Convertible Preferred Stock on December 13, 2013, the exercise price of the investor warrants issued in 2010 was reduced from $6.00 per share to $2.00 per share and the number of warrants was increased proportionately. The 2010 investor and placement agent warrants, which are accounted for as derivative financial instruments at fair value, were valued at $1,103,007 and $81,000 at June 30, 2014 and June 30, 2013, respectively, and we recognized a non-cash net gain for the period ended June 30, 2014 of $327,925 versus a non-cash loss of approximately $37,000 for the three month period ended June 30, 2013, representing a change of approximately $1,022,007.

On March 31, 2014, we entered into an agreement with an existing warrant holder from the April 2010 capital raise pursuant to which we repurchased warrants exercisable into 142,857 shares of Common Stock for an aggregate purchase price of $420,571.

On May 22, 2014 and May 29, 2014, a holder of the April 2010 warrants exercised them for 42,855 and 42,858 shares Common Stock respectively.

Income Taxes

	Three months ended June 30,		Percent of sales		Percent	Six months ended June 30,		Percent of sales			Percent
(in thousands)	2014	2013	2014	2013	change	2014	2013	2014		2013	change

Income (loss) before income taxes	$(332)	$(1,673)	4.8%	(27.7)%	(80.2)%	$(9,901)	$(2,428)	(73.7)%		(20.7)%	308.0%
Benefit (provision) for taxes	$583	$554	8.4%	9.2%	5.2%	$545	$899	4.4	1%	7.7%	(39.3)%
Effective tax rate	6.17%	33.2%				6.17%	37.0%

While we are subject to U.S. federal income tax as well as income tax of certain state jurisdictions, during the three and six months ended June 30, 2014, our current provision was zero because the net effect of our permanent and temporary differences resulted in us recognizing a loss for tax purposes. At June 30, 2014, we have remaining net operating loss carryforwards of approximately $8.95 million to reduce future taxable income in various years through 2033. Our effective tax rate of 6.17% for the three months ended June 30, 2014 was different that the statutory tax rates primarily because we recognized certain gains from the fair value adjustments for financial statement purposes that will never be recognized for tax purposes (i.e. permanent differences).

Net Income (loss)

(in thousands)	Three months ended June 30,		Percent of sales		Percent change	Six months ended September 30,		Percent of sales		Percent change
	2014	2013	2014	2013		2014	2013	2014	2013

N Net income (loss)	$29	$(1,119)	0.0%	(18.5)%	102.6%	$(9,782)	$(1,529)	(72.8)%	(13.0)%	539.8%

Product Development

We have developed most of our products and product improvements internally. Funds for this development have come primarily from our internal cash flow and the proceeds of equity issuances. We maintain close working relationships with physicians and medical personnel in hospitals and universities who assist in product research and development. New and improved products play a critical role in our sales growth. We continue to emphasize the development of proprietary products and product improvements to complement and expand our existing product lines. We have a centralized research and development focus in Florida for new product development and product improvements. Our research, development and engineering units at our manufacturing location maintain relationships with suppliers, distribution locations and customers to provide an understanding of changes in the market and product needs. During the first six months of 2014, we continued to invest in expanding our J-Plasma product line and technology. We intend to pay the ongoing costs for this development from operating cash flows.

Reliance on Collaborative, Manufacturing and Selling Arrangements

We depend on certain contractual OEM customers for product development. In these situations, we plan to manufacture the products developed. However, the customer generally has no legal obligation to purchase the developed products. If the collaborative customer fails to give us purchase orders for the product after development, our future business and value of related assets could be negatively affected. Furthermore, we can give no assurance that a collaborative customer may give sufficient high priority to our products. In addition, disagreements or disputes may arise between us and our contractual customers, which could adversely affect production of our products. We also have two collaborative arrangements with foreign suppliers, in which we request the development of certain items and components, and we purchase them pursuant to purchase orders. Our purchase orders are never longer than one year and are supported by orders from our customers. We have a manufacturing agreement with our Bulgarian supplier which may result in certain contingent liabilities on our part if we terminate our arrangement prior to July 1, 2015.

Liquidity and Capital Resources

Our working capital at June 30, 2014 declined approximately $1.5 million to $15.6 million when compared to the approximately $17.0 million at December 31, 2013. Accounts receivable days of sales outstanding were 40.8 days and 38.5 days at June 30, 2014 and 2013, respectively. The increase in receivable days was due to increased volume and timing.  The number of days worth of sales in inventory, which is the total inventory available for production divided by the 12 month average cost of materials, decreased 81 days to 230 days equating to an inventory turn ratio of 1.6 at June 30, 2014 from 311 days and an inventory turn ratio of 1.3 at December 31, 2013. The lower number of days worth of sales is mainly due to decreased inventory resulting from the increase in sales of OEM generators and electrodes and a write down of excess and obsolete inventory during the six month period ended June 30, 2014.

We used cash in operations of approximately $1.3 million for the six months ended June 30, 2014, compared to cash used in operations of approximately $1.3 million for the same period in 2013.

During the six month period ended June 30, 2014, we used approximately $164,000 for the purchase of property and equipment as compared to purchases amounting to approximately $293,000 for the same period in 2013.

Cash provided by financing activities of approximately $26,000 during the first six months of 2014, a decrease of cash used of approximately $70,000 as compared with the same period in 2013. The decrease in cash used was primarily the result of our paying the Industrial Revenue Bonds in the amount of approximately $3.26 million, the redemption of warrants in the amount of approximately $421,000 offset by proceeds from the exercise of warrants of approximately $171,500 and from our note payable with the Bank of Tampa for approximately $3.6 million during the six months ended June 30, 2014.

On March 20, 2014, we entered into a transaction with The Bank of Tampa, a Florida banking corporation (“Lender”) wherein Lender extended to us a mortgage loan in the principal amount of $3,592,000 (the “Loan”). The obligations under the Loan are secured by a first mortgage and security interest in the Company’s Clearwater, Florida facility as well as an assignment of our accounts receivable. In addition, we pledged an interest in a certificate of deposit in the amount of $898,000 as additional collateral which declines annually on a pro rata basis as principal is paid. The initial maturity date of the Loan is March 20, 2017; however we have an option to extend the maturity date until March 20, 2022.

Borrowings under the Loan bear interest at LIBOR plus 3.5%, with a fixed monthly principal payment of $19,956.

The Loan documents contain customary financial covenants, including a covenant that we maintain a minimum liquidity of $750,000. Although there is no Debt Service Coverage Ratio (as defined in the Loan Agreement) for the initial term of the Loan, should we desire to extend the Loan beyond three years, we must maintain a Debt Service Coverage Ratio for each of the preceding four quarters of not less than 1.0 to 1.0. In the event the Loan is extended, the Debt Service Coverage Ratio must not be less than 1.2 to 1.0.

Simultaneously with the closing of the Loan, we redeemed those certain Industrial Revenue Bonds issued by the Pinellas County Industrial Development Authority and satisfied its obligations to our  prior lender, PNC Bank, N.A (“PNC Bank”). In connection with the redemption of the Bonds, we paid PNC Bank $3,188,332 to satisfy its existing credit facility. In connection with the termination of the interest rates swap agreement with PNC Bank, we paid PNC Bank an additional $410,275.

Our future contractual obligations for agreements with initial terms greater than one year and agreements to purchase materials in the normal course of business are summarized as follows (in thousands):

Description	Years Ending December 31,
	2014	2015	2016	2017	2018	Thereafter
Operating leases	$80	$104	$107	$110	$112	$115

Purchase commitments	3,052	-	-	-	-	-
Long-term debt	120	239	239	2,934	-	-
Total	$3,252	$343	$346	$3,044	$112	$115

We are continuing to make substantial investments in the development and marketing of our J-Plasma® technology, which may adversely affect our profitability and cash flow in the next 12 to 24 months. While we believe that these investments may generate additional revenues and profits in the future, there can be no assurance that J-Plasma will be successful or that such future revenues and profitability will be realized. Since June 2010 through June 30, 2014, we have invested approximately $3.8 million in the development and marketing of our J-Plasma® technology, of which $700,000 was invested in the second quarter of 2014.

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

Inventory reserves

When necessary, we maintain reserves for excess and obsolete inventory resulting from the potential inability to sell our products at prices in excess of current carrying costs. The markets in which we operate are highly competitive, with new products and surgical procedures introduced on an ongoing basis. Such marketplace changes may cause our products to become obsolete. We make estimates regarding the future recoverability of the costs of these products and record a provision for excess and obsolete inventories based on historical experience and expected future trends. If actual product life cycles, product demand or acceptance of new product introductions are less favorable than projected by management, additional inventory write-downs may be required, which would unfavorably affect future operating results. As such, for the quarter ended June 30, 2014, we recorded a charge of approximately $843,000.

Long-lived assets

We review long-lived assets which are held and used, including property and equipment and intangible assets, for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Such evaluations compare the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset over its expected useful life and are significantly impacted by estimates of future prices and volumes for our products, capital needs, economic trends and other factors that are inherently difficult to forecast. If the asset is considered to be impaired, we record an impairment charge equal to the amount by which the carrying value of the asset exceeds its fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. For the quarter just ended, the company reviewed such assets and found no impairment indicators.

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

Share-based compensation

Under our 2012 equity incentive plan, options to purchase shares of our common stock may be granted to our key employees, officers, directors and consultants by the Board of Directors. We account for stock options in accordance with FASB ASC Topic 718 Compensation-Stock Compensation with option expense amortized over the vesting period based on the binomial lattice option-pricing model fair value on the grant date, which includes a number of estimates that affect the amount of our expense.

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

It is our policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. To the extent that the probable tax outcome of these uncertain tax positions changes, such changes in estimate will impact the income tax provision in the period in which such determination is made. At June 30, 2014, we believe we have appropriately accounted for any unrecognized tax benefits. To the extent we prevail in matters for which a liability for an unrecognized tax benefit is established or we are required to pay amounts in excess of the liability, our effective tax rate in a given financial statement period may be affected.

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

Foreign Currency Exchange

Foreign currency exchange has not materially impacted the operations of our company.

Recent Accounting Pronouncements

See Note 4.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our short-term investments consist of cash, and cash equivalents. As such we do not believe we are exposed to significant interest rate risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid overnight money market investments. If a 10% change in interest rates were to have occurred on June 30, 2014, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of June 30, 2014. Based upon that evaluation, our CEO and CFO concluded that, as of the end of that period, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f)) during the six months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Stockholder Derivative Action

In September 2011, the Company was served in a purported stockholder derivative action (the “Derivative Action”) that was filed in the United States District Court for the Middle District of Florida (the “Court”) against the Company and certain of its present and former officers and directors. The complaint asserts, among other things, breach of fiduciary duties and bad faith in relation to the management of the Company’s business. The complaint seeks, among other things, unspecified compensatory damages and various forms of equitable relief. The allegations in the Derivative Action appear to be based largely on counterclaims previously asserted by Steven Livneh, a former director of the Company, in a prior litigation between the Company and Mr. Livneh which was settled.

On June 26, 2014, the Company entered into a Stipulation and Agreement of Settlement (“Stipulation of Settlement”) setting forth the terms of the settlement of the claims asserted against the Company in the Derivative Action. On July 7, 2014, the Court issued an Amended Order Preliminarily Approving Derivative Settlement and Providing for Notice (“Preliminary Order”) preliminarily approving the Stipulation of Settlement. The Preliminary Order set October 2, 2014 as the hearing date for final approval of the terms of the Stipulation of Settlement and approved the form of notice to stockholders (the “Notice”) and the form of summary notice to stockholders (the “Summary Notice”).  The Stipulation of Settlement remains subject to court approval, and requires the Company to make and/or codify certain corporate governance changes as more specifically described therein.  In addition, counsel for the plaintiffs will be entitled to request that the court award of attorney’s fees and expenses of up to $850,000, subject to court approval, which amount would be fully funded by insurance proceeds. Copies of the Preliminary Order, Stipulation of Settlement, Notice and Summary Notice have been previously filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2014.

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

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Stipulation of settlement dated June 26, 2014 (incorporated by reference from the company's current report on form 8-K filed with the commission on July 2, 2014)

101.1	Financial Statements from the Quarterly Report on Form 10-Q of Bovie Medical Corporation for the three and six months ended June 30, 2014, filed on August 8, 2014, formatted in XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bovie Medical Corporation

Dated: August 8, 2014	By:	/s/ Robert L. Gershon
Robert L. Gershon
Chief Executive Officer and
(Principal Executive Officer)

Dated: August 8, 2014	By:	/s/ Peter L. Donato
Peter L. Donato
Executive Vice President, Chief Financial Officer, Treasurer, and Secretary (Principal Financial Officer)