Form 10-Q
period 2014-09-30
BOVIE MEDICAL CORP
filed 2014-11-10
CIK 719135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

The number of shares of the registrant's common stock $.001 par value outstanding as of November 10, 2014 was 17,954,214.

BOVIE MEDICAL CORPORATION

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

BOVIE MEDICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

(in thousands)

Assets

	September 30, 2014	December 31, 2013
	(Unaudited)
Current assets:

Cash and cash equivalents	$6,135	$7,924
Restricted cash	898	--
Trade accounts receivable, net	2,045	1,990
Inventories, net	6,483	8,415
Current portion of deposits	226	948
Prepaid expenses and other current assets	603	545

Total current assets	16,390	19,822

Property and equipment, net	6,833	7,063
Brand name and trademark	1,510	1,510
Purchased technology and license rights, net	458	575
Deferred income tax asset, net	5,312	3,412
Deposits, net of current portion	163	120
Other assets	625	674

Total assets	$31,291	$33,176

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

(CONTINUED) (in thousands)

Liabilities and Stockholders' Equity

	September 30, 2014	December 31, 2013
	(Unaudited)
Current liabilities:

Accounts payable	$1,371	$1,060
Accrued payroll	186	172
Accrued vacation	169	200
Current portion of bonds payable	--	72
Current portion of mortgage note payable	239	--
Current portion of settlement	--	541
Accrued and other liabilities	1,156	867

Total current liabilities	3,121	2,912

Mortgage note payable, net of current portion	3,232	--
Bonds payable, net of current portion	--	3,185
Deferred rents	24	--
Derivative liabilities	15,149	5,749

Total liabilities	21,526	11,846

Commitments and Contingencies (see Notes 9 and 11)

Stockholders' equity:

Series A 6% convertible preferred stock, par value $0.001; 3,500,000 shares authorized and issued; preference in liquidation - $7,336,000	2,927	2,259
Common stock, par value $.001 par value; 40,000,000 shares authorized; 17,978,946 issued and 17,835,867 outstanding on September 30, 2014 and 17,826,336 issued and 17,683,257 outstanding on December 31, 2013, respectively	18	18
Additional paid-in capital	29,214	28,687
Deficit	(22,394)	(9,634)

Total stockholders' equity	6,838	19,071

Total liabilities and stockholders' equity	$31,291	$33,176

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED) (in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Sales	$6,788	$5,794	$20,214	$17,532
Cost of sales	4,869	3,545	13,662	10,902

Gross profit	1,919	2,249	6,552	6,630

Other costs and expenses:
Research and development	368	291	1,019	938
Professional services	142	512	686	1,348
Salaries and related costs	1,653	751	3,980	2,376
Selling, general and administrative	2,123	1,170	4,923	3,717
Legal award	-	-	-	1,041

Total other costs and expenses	4,286	2,724	10,608	9,420

Loss from operations	(2,367)	(475)	(4,056)	(2,790)

Interest expense, net	(41)	(54)	(111)	(171)
Change in fair value of liabilities, net	(1,676)	13	(9,820)	17

Loss before income taxes	(4,084)	(516)	(13,987)	(2,944)

Benefit for income taxes, net	1,350	175	1,895	1,074

Net loss	$(2,734)	$(341)	$(12,092)	$(1,870)

Accretion on convertible preferred stock	(242)	-	(668)	-

Net loss attributable to common shareholders	$(2,976)	$(341)	$(12,760)	$(1,870)

Loss per share
Basic	(0.17)	(0.02)	(0.72)	(0.11)
Diluted	(0.17)	(0.02)	(0.72)	(0.11)

Weighted average number of shares outstanding- basic	17,780	17,678	17,727	17,666

Weighted average number of shares outstanding - dilutive	17,780	17,678	17,727	17,666

The accompanying notes are an integral part of the consolidated financial statements.

 BOVIE MEDICAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2013 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(in thousands)

			Additional
	Common Stock		Paid-in
	Shares	Par Value	Capital	Deficit	Total

January 1, 2013	17,639	$18	$25,517	$(2,640)	$22,895

Options exercised	51	-	70	-	70

Stock based compensation	-	-	506	-	506

Stock swap to acquire options	(6)	-	(22)	-	(22)

Convertible preferred stock - beneficial conversion feature	-	-	2,616	-	2,616

Deemed dividend on convertible preferred stock	-	-	-	(2,616)	(2,616)

Accretion on convertible preferred stock	-	-	-	(39)	(39)

Net loss	-	-	-	(4,339)	(4,339)

December 31, 2013	17,684	18	28,687	(9,634)	19,071

Options/Warrants exercised	183	-	381	-	381

Stock based compensation	-	-	279	-	279

Stock swap to acquire options	(31)	-	(133)	-	(133)

Accretion on convertible preferred stock	-	-	-	(668)	(668)

Net loss	-	-	-	(12,092)	(12,092)

September 30, 2014 (unaudited)	17,836	$18	$29,214	$(22,394)	$6,838

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(UNAUDITED) (in thousands)

	2014	2013
Cash flows from operating activities
Net loss	$(12,092)	$(1,870)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	656	620
Provision for inventory obsolescence	985	40
Gain on disposal of property and equipment, net	11	(3)
Stock based compensation	278	348
Change in fair value of liabilities	9,820	(17)
(Benefit) for deferred taxes	(1,900)	(1,075)
Changes in current assets and liabilities:
Trade receivables	(56)	778
Prepaid expenses	(58)	277
Inventories	947	(1,022)
Deposits and other assets	729	(363)
Accounts payable	311	368
Accrued and other liabilities	(246)	730

Net cash used in operating activities	(615)	(1,189)

Cash flows from investing activities
Purchases of property and equipment	(319)	(417)
Net cash used in investing activities	(319)	(417)

Cash flows from financing activities
Proceeds from stock options/warrants exercised	249	48
Change in restricted cash	(898)	--
Proceeds from mortgage note payable	3,472	(103)
Repayment of industrial revenue bonds	(3,257)	--
Repurchase of warrants	(421)	--
Net cash used in financing activities	(855)	(55)

Net change in cash and cash equivalents	(1,789)	(1,661)

Cash and cash equivalents, beginning of period	7,924	4,162

Cash and cash equivalents, end of period	$6,135	$2,501

Cash paid during the nine months ended September 30, 2014 and 2013 for:
Interest	$111	$171
Income taxes	$-	$-

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

Inventories are stated at the lower of cost or market. Cost is determined principally on the average cost method. Inventories at September 30, 2014 and December 31, 2013 were as follows (in thousands):

	September 30,	December 31,
	2014	2013

Raw materials	$4,444	$5,470
Work in process	1,634	882
Finished goods	1,734	2,455
Gross inventories	7,812	8,807
Less: reserve for obsolescence	(1,329)	(392)

Net inventories	$6,483	$8,415

For the period ended September 30, 2014, we recorded a charge of approximately $189,000 to excess and obsolete inventory, attributable to scrap associated with RoHS compliance mandates in the European Union, and other product line adjustments.

During the third quarter of 2014, a physical count of consigned inventory was conducted at a Bulgarian supplier and identified an adjustment of approximately $607,000. The Company recorded this charge in the current reported period. The Company believes this adjustment was due to calculating raw material consumed during the manufacturing process at less than full cost. Management concluded that the effect of the third quarter adjustment was not material to the Company’s previously reported quarterly and full-year 2013 financial statements, as well as to the current years previously reported results of operations and financial position.

NOTE 3.	INTANGIBLE ASSETS

At September 30, 2014 and December 31, 2013 intangible assets consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013

Trade name (life indefinite)	$1,510	$1,510

Purchased technology (9-17 yr life)	$1,441	$1,441
Less: accumulated amortization	(984)	(866)

Net carrying amount	$458	$575

License rights (5 yr life)	$316	$316
Less accumulated amortization	(316)	(316)
Net carrying amount	$-	$-

Amortization of intangibles, which is included in depreciation and amortization in the accompanying statements of cash flows, was approximately $118,000 and $66,300 during the respective nine month periods ended September 30, 2014 and 2013.

NOTE 4.	NEW ACCOUNTING PRONOUNCEMENTS

We have reviewed recently issued standards and have determined they will not have a material impact on our consolidated financial statements, or do not apply to our operations.

NOTE 5.	FAIR VALUE MEASUREMENTS

Certain assets and liabilities that are measured at fair value on a recurring basis are measured in accordance with FASB ASC Topic 820, Fair Value Measurements. FASB ASC Topic 820 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements.

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

The following represents a reconciliation of the changes in fair value of warrants measured at fair value using Level 3 inputs during the nine months ended September 30, 2014:

(in $ thousands)	2013 Investor Warrants	2013 Placement Agent Warrants	2010 Investor Warrants	2010 Placement Agent Warrants	Total

Balance, December 31, 2013	$4,599	$460	$689	$1	$5,749

Issuances	-	-	-	-	-

Repurchase of warrants (1)	-	-	(421)	-	(421)

Change in fair value	8,017	801	996	7	9,821

Balance, September 30, 2014 (2)	$12,616	$1,261	$1,264	$8	$15,149

(1)	Represents amount paid to repurchase warrants exercisable into 142,857 shares of common stock, which were initially issued in the April 2010 capital raise transaction.

(2)

The warrants are valued using a trinomial lattice valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in the model at September 30, 2014 included the market price of our common stock, an expected dividend yield of zero, the remaining period to the expiration date of the warrants, expected volatility of our common stock over the remaining life of the warrants of 55.17%, estimated based on a review of our historical volatility, and risk-free rates of return of 0.6% based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the warrants. We also take into consideration a probability assumption for anti-dilution.

NOTE 6.	EARNINGS PER SHARE (in thousands, except EPS)

We compute basic earnings per share (“basic EPS”) by dividing the net loss by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding (warrants and stock options). The following table provides the computation of basic and diluted earnings per share for the three and nine month periods ending September 30, 2014 and 2013.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except EPS)	2014	2013	2014	2013

Net loss attributable to common shareholders	$(2,976)	$(341)	$(12,760)	$(1,870)

Basic weighted average shares outstanding	17,780	17,678	17,727	17,666

Effect of potential dilutive securities	-	-	-	-
Diluted weighted average shares outstanding	17,780	17,678	17,727	17,666

Basic EPS	(0.17)	(0.02)	(0.72)	(0.11)

Diluted EPS	(0.17)	(0.02)	(0.72)	(0.11)

For the nine months ended September 30, 2014, and 2013, options and warrants to purchase approximately 2,945,591 and 1,000,000 shares of common stock, respectively, were excluded from the computation of diluted earnings per share because their effect were anti-dilutive.

NOTE 7.	STOCK-BASED COMPENSATION

Under our 2012 equity incentive plan, our board of directors may grant options to purchase common shares to our key employees, officers, directors and consultants. We account for stock options in accordance with FASB ASC Topic 718, Compensation – Stock Compensation, with option expense amortized over the vesting period based on the trinomial lattice option-pricing model fair value on the grant date, which includes a number of estimates that affect the amount of our expense. During the three and nine months ended September 30, 2014, we expensed $127,612 and $278,166, respectively, in stock-based compensation.

Activity in our stock options during the period ended September 30, 2014 was as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price

Outstanding at December 31, 2013	2,467	$3.55

Granted	467	$3.88
Exercised	(97)	$2.16
Cancelled	(163)	$4.97
Outstanding at September 30, 2014	2,674	$3.66

The grant date fair value of options granted during the first nine months of 2014 were estimated on the grant date using a trinomial lattice option-pricing model and the following assumptions: expected volatility of between 53% and 54%, expected term of between 3-5 years, risk-free interest rate of 0.6%, and expected dividend yield of 0%.

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

During the nine months ended September 30, 2014, we issued 25,518 common shares in exchange for 50,000 non-employee stock options and 24,482 common shares (via a stock swap). We issued 6,379 common shares in exchange for 12,500 employee stock options and 6,121 common shares (via a stock swap). We issued 35,000 common shares in exchange for 35,000 non-employee stock options. Net proceeds from the issuance of common shares along with the shares received in the stock swap exercises were $77,350 for the nine months ended September 30, 2014.

NOTE 8.	INCOME TAXES

The Company’s income benefit was approximately $1.35 million and $1.90 million with an effective income tax rate of 33% and 13.6% for three and nine months ended September 30, 2014, respectively. The Company’s effective tax rate differs from the statutory rate due primarily to the recognition of certain losses from the fair value adjustments on the financial statements that are not deductible for tax purposes.

The Company is subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. The 2011 through 2013 U.S. federal income tax returns are subject to IRS examination. State income tax returns are subject to examination for the 2010 through 2013 tax years.

NOTE 9.	COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

We are obligated under various operating leases for our facilities and certain equipment. The following is a schedule of approximate future minimum lease payments under operating leases having remaining terms in excess of one year as of September 30, 2014 for the calendar years ended December 31, 2014 and 2015 (in thousands):

2014	$55
2015	104
Therafter	444
Total	$603

Rent expense approximated $41,000 and $117,000 for the nine month periods ending September 30, 2014 and 2013 respectively.

Other future contractual obligations for agreements with initial terms greater than one year and agreements to purchase materials in the normal course of business are summarized as follows (in thousands):

Description	Years Ending December 31,
	2014	2015	2016	2017	2018	Thereafter
Purchase commitments	$3,375	$-	$-	$-	$-	$-
Long-term debt	60	239	239	2,934	-	-
Total	$3,435	$239	$239	$2,934	$-	$-

We have a manufacturing agreement with our Bulgarian supplier which provides for certain contingent payments on our part if we terminate our arrangement prior to July 1, 2015. The remaining contingent liability for the calendar year ending December 31, 2014 is approximately $226,676. The agreement requires one year advance written notice of non-renewal.

Litigation

Stockholder Derivative Action

In September 2011, the Company was served in a purported stockholder derivative action (the “Derivative Action”) that was filed in the United States District Court for the Middle District of Florida (the “Court”) against the Company and certain of its present and former officers and directors. The complaint asserted, among other things, breach of fiduciary duties and bad faith in relation to the management of the Company’s business. The complaint sought, among other things, unspecified compensatory damages and various forms of equitable relief. The allegations in the Derivative Action appear to be based largely on counterclaims previously asserted by Steven Livneh, a former director of the Company, in a prior litigation between the Company and Mr. Livneh which was settled.

On June 26, 2014, the Company entered into a Stipulation and Agreement of Settlement (“Stipulation of Settlement”) setting forth the terms of the settlement of the claims asserted against the Company in the Derivative Action. On July 7, 2014, the Court issued an Amended Order Preliminarily Approving Derivative Settlement and Providing for Notice (“Preliminary Order”) preliminarily approving the Stipulation of Settlement. On October 2, 2014, the Court entered an order and final judgement approving the Stipulation of Settlement.

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

Concentrations

Our ten largest customers accounted for approximately 62.2% and 60.8% of net revenues for the nine months ended September 30, 2014 and 2013 respectively. For the nine months ended September 30, 2014, one customer accounted for 12.2% of our sales, while for the same nine month period ended in 2013, our three largest customers accounted for 11.8%, 11.7% and 10.5% of our sales. At September 30, 2014, three customers accounted for more than 10% of our accounts receivable and accounted for approximately 35.4% of our total accounts receivable in aggregate.

NOTE 10.	RELATED PARTY TRANSACTIONS

A relative of Moshe Citronowicz, Bovie’s Senior Vice President, is considered a related party. Arik Zoran is a consultant of the Company doing business as AR Logic, Inc., which is a consulting firm, owned by Arik Zoran, Mr. Citronowicz’s brother. On March 1, 2013 the Company amended the Consulting Services Agreement dated January 2011, extending the term of the existing agreement until December 31, 2014. The agreement shall automatically renew for additional one year periods, unless either party gives written notice of its desire not to renew at least one year prior to the expiration of the initial Term or renewal term. The agreement with AR Logic provides for a monthly retainer for engineering support for our existing generator product line and a separate hourly based fee structure for additional consulting related to new product lines. AR Logic was paid consulting fees of approximately $213,100 and $188,100 during the nine months ended September 30, 2014 and 2013, respectively.

A second relative of Mr. Citronowicz is considered a related party. Yechiel Tsitrinovich is also a brother of Mr. Citronowicz, and acts as a consultant to the Company related to research and development of certain products. Mr. Tsitrinovich has a royalty contract with us related to the creation and design of a proprietary technology that is used in some of our generators. Mr. Tsitrinovich was paid a combination of consulting fees and royalties on previous product designs approximating $56,760 and $57,000 for the nine months ended September 30, 2014 and 2013, respectively.

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

We are committed to and will continue to invest in the full commercialization of J-Plasma. During the first nine months of 2014 we invested approximately $1.8 million which included the early stages of funding our direct sales force, sales training development, surgeon training, and marketing-related activities and continued R&D. As we accelerate our commercialization of J-Plasma, we expect these investments will increase through the end of 2014. Although we anticipate that these investments will expand our sales and growth in the future, there can be no assurance on the timeframe, or if, the J-Plasma® technology will produce any substantial revenue or return on investment.

Most of our products currently are marketed through medical distributors that distribute to more than 6,000 hospitals, doctors offices, and other healthcare facilities. New distributors are contacted through responses to our advertising in international and domestic medical journals and domestic or international trade shows. International sales represented approximately 14.3% of total revenues for the first nine months of 2014, as compared with 18.1% for the first nine months of 2013. Our products are sold in more than 150 countries through local dealers which are coordinated by sales and marketing personnel at the Clearwater, Florida facility. For the launch of our new surgical suite product lines, J-Plasma®, we are in the process of building a direct sales force that, as of the filing date of this report, had thirteen direct sales representatives and twenty-one commission-based independent manufacturers' representatives to market these products. Our business is generally not seasonal in nature, but can fluctuate based upon our customers’ capital and inventory purchasing patterns. While our international sales have declined, we did see substantial growth in Latin America, as well as improvement in the Middle East and Africa. We were negatively impacted in Europe, with some product being withdrawn from the market due to regulatory testing and other requirements; however, we made progress in the most recent quarter bringing these products back to market. In addition, we have received approval for compliant, new and improved 200 and 300 watt generators which we expect will offset a portion of the withdrawn product losses, as well as launched the new Derm 101 and 102 product lines primarily targeted to office-based physicians.

We strongly encourage investors to visit our website: www.boviemedical.com to view the most current news and to review our filings with the Securities and Exchange Commission.

Results of Operations for the Three and Nine Months Ended September 30, 2014 Compared to the Three and Nine Months Ended September 30, 2013

Sales

Sales by Product Line	Three months ended			Nine Months Ended
(in thousands)	September 30,		Percent	September 30,		Percent
	2014	2013	Change	2014	2013	Change

Electrosurgical	$4,221	$3,110	35.7%	$12,212	$9,753	25.2%
Cauteries	1,847	1,884	-2.0%	5,149	5,218	-1.3%
Other	720	800	-10.0%	2,853	2,561	11.4%

Total	$6,788	$5,794	17.2%	$20,214	$17,532	15.3%

Sales by Domestic and	Three months ended			Nine Months Ended
International (in thousands)	September 30,		Percent	September 30,		Percent
	2014	2013	Change	2014	2013	Change
Domestic	$5,913	$4,950	19.5%	$17,326	$14,358	20.7%
International	875	844	3.7%	2,888	3,174	-9.0%

Total	$6,788	$5,794	17.2%	$20,214	$17,532	15.3%

Sales for the three months ended September 30, 2014 increased 17.2% or approximately $994,000 over the same period in 2013. The increase in sales was mainly attributable to increased OEM generator and electrode sales of approximately $786,000 and $225,000 respectively. Contracted development services and sales of other various products increased approximately $158,000. J-Plasma sales increased approximately $76,000 over the same period in 2013. These increases were offset by declines in cautery sales and medical lighting sales of approximately $168,600, with sales discounts, allowances and other miscellaneous charges accounting for the remaining approximately $82,400.

Sales for the nine months ended September 30, 2014 increased 15.3% or approximately $2,682,000 over the same period in 2013. The increase in sales was mainly attributable to increased OEM generator and electrode sales of approximately $1,891,000 and $663,000 respectively. In addition, we had increased medical lighting sales, contracted development services and sales of other various products of approximately $128,000. J-Plasma sales for the nine months ended September 30, 2014 amounted to $136,174, an increase of approximately $105,500 over the same period in 2013. Cautery sales declined slightly year over year.

Our ten largest customers accounted for approximately 62.2% and 60.8% of net revenues for the nine months ended September 30, 2014 and 2013 respectively. For the nine months ended September 30, 2014, one customer accounted for 12.2% of our sales, while for the same nine month period ended in 2013, our three largest customers accounted for 11.8%, 11.7% and 10.5% of our sales. At September 30, 2014, three customers accounted for more than 10% of our accounts receivable and accounted for approximately 35.4% of our total accounts receivable in aggregate.

Gross Profit

	Three months					Nine Months
(in thousands)	ended September 30,		Percent of sales		Percent	ended September 30,		Percent of sales		Percent
	2014	2013	2014	2013	change	2014	2013	2014	2013	Change
Cost of sales	$4,869	$3,545	71.7%	61.2%	37.3%	$13,662	$10,902	67.6%	62.2%	25.3%

Gross profit	$1,919	$2,249	28.3%	38.8%	-14.7%	$6,552	$6,630	32.4%	37.8%	-1.2%

Gross profit declined as a percentage of sales by approximately 14.7% for the three month period ending September 30, 2014 and by approximately 1.2% for the nine month period ending September 30, 2014 compared to the same respective periods in 2013. The decline was due primarily to a charge of approximately $607,000 for the write-down in value of consigned inventory at our Bulgarian supplier and $189,000 in excess and obsolete inventory, attributable to scrap associated with RoHS compliance mandates in Europe, and other product line adjustments. Absent the impact of these and other adjustments, margins were in line with management’s expectations of approximately 41%.

We do not anticipate any material impact to our gross profit, material costs, or other costs as a result of the effect of inflation or any material impact of changing prices on net revenue.

During the third quarter of 2014, a physical count of consigned inventory was conducted at a Bulgarian supplier and identified an adjustment of approximately $607,000. The Company recorded this charge in the current reported period. The Company believes this adjustment was due to calculating raw material consumed during the manufacturing process at less than full cost. Management concluded that the effect of the third quarter adjustment was not material to the Company’s previously reported quarterly and full-year 2013 financial statements, as well as to the current years previously reported results of operations and financial position.

Research and Development

	Three months					Nine Months
(in thousands)	ended September 30,		Percent of sales		Percent	ended September 30,		Percent of sales		Percent
	2014	2013	2014	2013	change	2014	2013	2014	2013	Change
R & D Expense	$368	$291	5.4%	5.0%	26.5%	$1,019	$938	5.0%	5.4%	8.6%

Research and development costs increased approximately $77,000 and $81,000 for the three and nine month periods ended September 30, 2014, compared to the same respective periods in 2013, due primarily to the accelerated commercialization efforts across all businesses, expenses associated with accounting for stock options and increased outside consulting services.

Professional Fees

	Three months					Nine Months
(in thousands)	ended September 30,		Percent of sales		Percent	ended September 30,		Percent of sales		Percent
	2014	2013	2014	2013	change	2014	2013	2014	2013	Change
Professional services	$142	$512	2.1%	8.8%	-72.3%	$686	$1,348	3.4%	7.7%	-49.1%

Our professional fees decreased by approximately $370,000 during the three months ended September 30, 2014 and by approximately $661,000 for the nine month period ended September 30, 2014 compared to the same respective periods in 2013. The decrease was mainly attributable to decreased legal costs of approximately $331,500 and $663,500, for the three and nine month periods respectively, as the majority of our ongoing litigation ended or had been settled during 2013.

Salaries and related costs

	Three months					Nine Months
(in thousands)	ended September 30,		Percent of sales		Percent	ended September 30,		Percent of sales		Percent
	2014	2013	2014	2013	change	2014	2013	2014	2013	Change
Salaries & related cost	$1,653	$751	24.4%	13.0%	120.1%	$3,980	$2,568	19.7%	14.6%	55.0%

During the three months ended September 30, 2014 compared to the same period in 2013, salary costs increased by 120.1% or approximately $902,000, and by 55.0% or approximately $1,411,000, for the nine month period ended September 30, 2014. The increase was primarily the result of additional salary and incentive compensation expenses related to executive management, direct sales and marketing for J-Plasma, and other growth-related headcount.

Selling, General & Administrative Expenses

	Three months					Nine Months
(in thousands)	ended September 30,		Percent of sales		Percent	ended September 30,		Percent of sales		Percent
	2014	2013	2014	2013	change	2014	2013	2014	2013	Change
SG & A costs	$2,123	$1,170	31.3%	20.2%	81.5%	$4,923	$4,566	24.4%	26.0%	7.8%

Selling, general and administrative expenses increased by approximately $953,000 or 81.5% for the three month period ending September 30, 2014 and by 7.8% or approximately $358,000 for the nine months ended September 30, 2014, as compared to the same respective periods in 2013. This increase for the three month period ended September 30, 2014, was the result of J-Plasma related expenses for marketing, sales training and sales commissions of approximately $370,000, a write-off of uncollectible accounts receivable of approximately $175,000, regulatory compliance costs of approximately $92,000, insurance of $79,000, travel of $71,000, sales commission, advertising and show fees of $93,000, rents, utilities, taxes, supplies and other expenses of $73,000.

Other Income (expense)

	Three months					Nine Months
(in thousands)	ended September 30,		Percent of sales		Percent	ended September 30,		Percent of sales		Percent
	2014	2013	2014	2013	change	2014	2013	2014	2013	Change
Interest income (expense)	$(41)	$(54)	-0.6%	-0.9%	-24.1%	$(111)	$(171)	-0.5%	-0.8%	-35.1%

Change in fair value of derivative liabilities	$(1,676)	$13	-24.7%	-0.2%	-12992.3%	$(9,820)	$17	-48.6%	0.1%	-57864.7%

Interest Expense

Net interest expense decreased by approximately $13,000 or 24.1% the three months ended September 30, 2014 and $60,000 for the nine months ended September 30, 2014, as compared with the same respective periods in 2013. The decrease in the net interest expense is a result of the debt refinancing which occurred March 20, 2014.

Change in Fair Value of Derivative Liabilities

On December 13, 2013, we entered into a securities purchase agreement pursuant to which we issued 3,500,000 shares of our newly designated Series A 6% Convertible Preferred Stock with a stated value of $2.00 per share (for an aggregate of $7 million) and warrants to purchase 5,250,000 of our common stock, at an exercise price of $2.387 per share. We also issued warrants to purchase 525,000 shares of our common stock, at an exercise price of $2.387 per share, to the placement agent. At December 13, 2013, the investor and placement agent warrants were valued at $4,383,750 and $438,375, respectively. The warrants are accounted for as derivative financial instruments at fair value and are re-valued each reporting period. At September 30, 2014, the investor and placement agent warrants were valued at $12,615,750 and $1,261,575 respectively, and we recognized an aggregate loss related to their change in value of $1,507,275.

In April 2010, we issued warrants to investors and to our placement agent in connection with an equity offering. The warrants issued to the investors contain anti-dilution protection in the event we issue securities at a price lower than the exercise price of the warrants. As a result of the issuance of our Series A 6% Convertible Preferred Stock on December 13, 2013, the exercise price of the investor warrants issued in 2010 was reduced from $6.00 per share to $2.00 per share and the number of warrants was increased proportionately. The 2010 investor and placement agent warrants, which are accounted for as derivative financial instruments at fair value, were valued at $1,271,285 and $68,000 at September 30, 2014 and September 30, 2013, respectively, and we recognized a non-cash net loss for the period ended September 30, 2014 of $168,279 versus a non-cash gain of approximately $17,000 for the three month period ended September 30, 2013.

On March 31, 2014, we entered into an agreement with an existing warrant holder from the April 2010 capital raise pursuant to which we repurchased warrants exercisable into 142,857 shares of Common Stock for an aggregate purchase price of $420,571.

On May 22, 2014 and May 29, 2014, a holder of the April 2010 warrants exercised them for 42,855 and 42,858 shares Common Stock respectively.

Income Taxes

	Three months					Nine Months
(in thousands)	ended September 30,		Percent of sales		Percent	ended September 30,		Percent of sales		Percent
	2014	2013	2014	2013	change	2014	2013	2014	2013	Change
Loss before income taxes	$(4,084)	$(516)	-60.2%	-8.9%	691.5%	$(13,987)	$(2,944)	-69.2%	-16.8%	375.1%

Benefit for taxes	$1,350	$175	19.9%	3.0%	671.4%	$1,895	$1,074	9.4%	6.1%	76.4%
Effective tax rate	33.1%	33.9%				13.5%	36.5%

During the three months ended September 30, 2014, our current benefit for income tax was $1,350,000. Our effective tax rate was 33% and 13.6% for the three and nine months ended September 30, 2014, respectively. The Company’s effective tax rate differs from the statutory rate due primarily to the recognition of certain losses from the fair value adjustments on the financial statements that are not deductible for tax purposes.

Net loss

	Three months					Nine Months
(in thousands)	ended September 30,		Percent of sales		Percent	ended September 30,		Percent of sales		Percent
	2014	2013	2014	2013	change	2014	2013	2014	2013	Change
Net Loss	$(2,976)	$(341)	-43.8%	-5.9%	772.7%	$(12,760)	$(1,870)	-63.1%	-10.7%	582.4%

Product Development

We have developed most of our products and product improvements internally. Funds for this development have come primarily from our internal cash flow and the proceeds of equity issuances. We maintain close working relationships with physicians and medical personnel in hospitals and universities who assist in product research and development. New and improved products play a critical role in our sales growth. We continue to emphasize the development of proprietary products and product improvements to complement and expand our existing product lines. We have a centralized research and development focus in Florida for new product development and product improvements. Our research, development and engineering units at our manufacturing location maintain relationships with suppliers, distribution locations and customers to provide an understanding of changes in the market and product needs. During the first nine months of 2014, we continued to invest in expanding our J-Plasma product line and technology. We intend to pay the ongoing costs for this development from operating cash flows; however, we continually assess our capital needs on an internal and macro economic basis, and if we deem necessary, may seek additional capital.

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

Liquidity and Capital Resources

Our working capital at September 30, 2014 declined approximately $3.7 million to $13.3 million when compared to the approximately $17.0 million at December 31, 2013. Accounts receivable days of sales outstanding were 35.8 days and 34.0 days at September 30, 2014 and 2013, respectively. The increase in receivable days was due to increased volume and timing. The number of days worth of sales in inventory, which is the total inventory available for production divided by the 12 month average cost of materials, decreased 81 days to 198 days equating to an inventory turn ratio of 1.8 at September 30, 2014 from 280 days and an inventory turn ratio of 1.2 at December 31, 2013. The lower number of days worth of sales is mainly due to decreased inventory resulting from the increase in sales of OEM generators and electrodes and a write down of excess and obsolete inventory during the nine month period ended September 30, 2014.

We used cash in operations of approximately $614,270 for the nine months ended September 30, 2014, compared to cash used in operations of approximately $1.2 million for the same period in 2013. Gains in our core and OEM businesses were more than offset by expenses associated with the increased commercialization efforts surrounding J-Plasma.

During the nine month period ended September 30, 2014, we used approximately $319,419 for the purchase of property and equipment as compared to purchases amounting to approximately $417,000 for the same period in 2013.

Cash used by financing activities of approximately $855,000 during the first nine months of 2014, an increase of cash used of approximately $800,000 as compared with the same period in 2013. The increase in cash used was primarily the result of our paying the Industrial Revenue Bonds in the amount of approximately $3.26 million, the redemption of warrants in the amount of approximately $421,000 offset by proceeds from the exercise of warrants of approximately $248,860, from our note payable with the Bank of Tampa for approximately $3.5 million, and compliance with a loan covenant to restrict $898,000 of cash during the nine months ended September 30, 2014.

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

Our future contractual obligations for agreements with initial terms greater than one year and agreements to purchase materials in the normal course of business are summarized as follows (in thousands):

Description	Years Ending December 31,
	2014	2015	2016	2017	2018	Therafter
Operating leases	$55	$104	$107	$110	$112	$115
Purchase commitments	3,375	-	-	-	-	-
Long-term debt	60	239	239	2,934	-	-
Total	$3,490	$343	$346	$3,044	$112	$115

We are continuing to make substantial investments in the development and marketing of our J-Plasma® technology, which may adversely affect our profitability and cash flow in the next 12 to 24 months. While we believe that these investments may generate additional revenues and profits in the future, there can be no assurance that J-Plasma will be successful or that such future revenues and profitability will be realized. Since June 2010 through September 30, 2014, we have invested approximately $4.7 million in the development and marketing of our J-Plasma® technology, of which $875,000 was invested in the third quarter of 2014.

Critical Accounting Estimates

In preparing the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), we have adopted various accounting policies. Our most significant accounting policies are disclosed in Note 2 to the consolidated financial statements included in our report on Form 10-K/A for the year ended December 31, 2013, which we filed on May 8, 2014.

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

Inventory reserves

When necessary, we maintain reserves for excess and obsolete inventory resulting from the potential inability to sell our products at prices in excess of current carrying costs. The markets in which we operate are highly competitive, with new products and surgical procedures introduced on an ongoing basis. Such marketplace changes may cause our products to become obsolete. We make estimates regarding the future recoverability of the costs of these products and record a provision for excess and obsolete inventories based on historical experience and expected future trends. If actual product life cycles, product demand or acceptance of new product introductions are less favorable than projected by management, additional inventory write-downs may be required, which would unfavorably affect future operating results. As such, for the quarter ended September 30, 2014, we recorded a charge of approximately $189,000.

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

Stock-based compensation

Under our 2012 equity incentive plan, options to purchase shares of our common stock may be granted to our key employees, officers, directors and consultants by the Board of Directors. We account for stock options in accordance with FASB ASC Topic 718 Compensation-Stock Compensation with option expense amortized over the vesting period based on the trinomial lattice option-pricing model fair value on the grant date, which includes a number of estimates that affect the amount of our expense.

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

Income taxes

We utilize the liability method of accounting for income taxes as set forth in ASC 740. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In determining the need for valuation allowances we considered projected future taxable income and availability of tax planning strategies. If in the future we determine that that we would not be able to realize our recorded deferred tax assets, an increase in the valuation allowance would be recorded, decreasing earnings in the period in which such determination is made.

We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available as of the reporting date. For those tax positions where there is a greater than a 50% likelihood that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.

Inflation

Inflation has not materially impacted the operations of our company.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements at this time.

Foreign Currency Exchange

Foreign currency exchange has not materially impacted the operations of our company.

Recent Accounting Pronouncements

See Note 4.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our short-term investments consist of cash and cash equivalents. As such we do not believe we are exposed to significant interest rate risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid overnight money market investments. If a 10% change in interest rates were to have occurred on September 30, 2014, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of September 30, 2014. Based upon that evaluation, our CEO and CFO concluded that, as of the end of that period, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f)) during the nine months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Stockholder Derivative Action

In September 2011, the Company was served in a purported stockholder derivative action (the “Derivative Action”) that was filed in the United States District Court for the Middle District of Florida (the “Court”) against the Company and certain of its present and former officers and directors. The complaint asserted, among other things, breach of fiduciary duties and bad faith in relation to the management of the Company’s business. The complaint sought, among other things, unspecified compensatory damages and various forms of equitable relief. The allegations in the Derivative Action appear to be based largely on counterclaims previously asserted by Steven Livneh, a former director of the Company, in a prior litigation between the Company and Mr. Livneh which was settled.

On June 26, 2014, the Company entered into a Stipulation and Agreement of Settlement (“Stipulation of Settlement”) setting forth the terms of the settlement of the claims asserted against the Company in the Derivative Action. On July 7, 2014, the Court issued an Amended Order Preliminarily Approving Derivative Settlement and Providing for Notice (“Preliminary Order”) preliminarily approving the Stipulation of Settlement. On October 2, 2014, the Court entered an order and final judgement approving the Stipulation of Settlement.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1

Certifications of Robert L. Gershon, Chief Executive Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certifications of Peter L. Donato, Chief Financial Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Financial Statements from the Quarterly Report on Form 10-Q of Bovie Medical Corporation for the three and nine months ended September 30, 2014, filed on November 10, 2014, formatted in XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bovie Medical Corporation

Dated: November 10, 2014	By:	/s/ Robert L. Gershon
Robert L. Gershon
Chief Executive Officer and
(Principal Executive Officer)

Dated: November 10, 2014	By:	/s/ Peter L. Donato
Peter L. Donato
Executive Vice President,Chief Financial Officer, Treasurer, and Secretary (Principal Financial Officer)

