Form 10-K
period 2014-12-31
BOVIE MEDICAL CORP
filed 2015-02-27
CIK 719135

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

Commission file number 0-12183

BOVIE MEDICAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	11-2644611
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4 Manhattanville Road, Suite 106, Purchase, NY 10577

(Address of principal executive offices)

(914) 468-4009

(Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each Exchange on which registered
Common Stock, $.001 Par Value	NYSE MKT Market

Securities registered under Section 12(g) of the Exchange Act:

None

Indicate by check mark if the Company is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (para 232.405 of this chapter) during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of June 30, 2014, the registrant’s most recently completed second fiscal quarter, was approximately $59,957,726.

The number of shares of the registrant's $.001 par value common stock outstanding on the NYSE MKT exchange as of February 26, 2015 was 18,007,472.

Company Symbol-BVX

Company SIC (Standard Industrial Code)-3841

DOCUMENTS INCORPORATED BY REFERENCE

None.

Bovie Medical Corporation

2014 Form 10-K Annual Report

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

PART I

ITEM 1. Business

General

Bovie Medical Corporation (“Company”, “Bovie Medical”, “we”, “us”, or “our”) was incorporated in 1982, under the laws of the State of Delaware and has its principal executive office at 4 Manhattanville Road, Suite #106, Purchase, New York 10577.

We are an energy-based medical device company specializing in developing, manufacturing, and marketing a range of electrosurgical products and technologies, as well as related medical products used in doctor’s offices, surgery centers and hospitals worldwide. Our medical devices are marketed through Bovie’s own well-respected brands (Bovie®, Aaron®, IDS™ and ICON™) and on a private label basis to distributors throughout the world. The Company also leverages its expertise in the design, development and manufacturing of electrosurgical equipment by producing equipment for large, well-known medical device manufacturers through original equipment manufacturing (OEM) agreements.

We are also the developer of J-Plasma®; a patented new plasma-based surgical product which we believe has the potential to be a transformational product for surgeons. J-Plasma utilizes a helium ionization process that produces a stable, focused beam of ionized gas that provides surgeons with greater precision, minimal invasiveness and an absence of conductive currents during surgery. While currently in the early stages of commercialization, J-Plasma has been the subject of five independent white papers and has been cited therein for its clinical utility in gynecological surgeries and dermatologic/facial plastic surgery procedures.

Significant Subsidiaries

Aaron Medical Industries, Inc. is a wholly-owned Florida corporation based in Clearwater, Florida. It is principally engaged in the business of marketing our medical products.

Industry

Healthcare reform has caused consolidation among providers, with hospitals merging, physician practices joining hospitals and institutions combining to form Accountable Care Organizations to manage patients on an interdisciplinary basis. Although the medical device industry can be challenging and very competitive, we believe it will continue to have a positive, long-term growth trajectory with the number of surgical procedures performed increasing annually as a result of the aging “baby boomer” population and other healthcare trends. Additionally, we also anticipate a continued increase in minimally invasive surgical procedures due to ongoing advancements in technology coupled with continued overall pressure to reduce healthcare costs via a reduction in patient trauma and recovery time. Expanding global markets will also continue to provide growth opportunities for the medical device industry.

We believe that Bovie Medical has sustainable, competitive advantages in the medical device market for several reasons. We have a long history in electrosurgery. In fact, our inspiration dates back to the first use of an electrosurgical generator in an operating room in the U.S. in 1926 where Dr. William T. Bovie was present. Thus, the Bovie name is recognized by surgeons the world over for having pioneered the electrosurgery field and is recognized for its outstanding product quality supported by strong engineering and research and development capabilities. We believe that our equipment and devices have and will continue to provide better experiences for patients at a lower cost to the healthcare system.

Business Strategy

In December 2013, Robert L. Gershon was appointed as Chief Executive Officer and a member of our Board of Directors and was charged with developing a growth strategy for Bovie and bringing together a management team comprised of existing and new executives. Over the course of 2014, the leadership team at Bovie has taken shape, and we have devoted significant time to evaluating the Company’s competitive positioning, product pricing, sales and marketing programs and research and development portfolio. Through these efforts, we have been able to fine-tune our business strategy and work toward building a platform for long-term success.

Our objective is to achieve profitable, sustainable growth by increasing our market share in the advanced energy category, including the commercialization of products that have the potential to be transformational with respect to the results they produce for surgeons and patients. In order to achieve this objective, we plan to leverage our long history in the industry, along with the reputation for quality and reliability that the Bovie brand enjoys within the medical community. At the same time, we will expand our products beyond radio frequency, move forward with research and developments projects aimed at creating value within our existing product portfolio and building our pipeline of new complementary products, and utilize multiple channels to bring new and existing products to market.

We are working to build our position in advanced electrosurgical generators and disposables, which can be used in diversified niche markets with minimally invasive surgical instruments, while furthering our status as a pioneer in plasma technology and its various medical applications.

Additionally, we completed the development of our new DERM™ 101, DERM™ 102, and IDS™ 310 products, which represented the first new product launch in our core portfolio in several years and demonstrated Bovie’s commitment to leadership in this space. Also in October 2014, we submitted a 510(k) application for the Bovie Ultimate™, a generator that combines J-Plasma technology with the advanced features of the highest wattage operating room electrosurgical generator. On December 12, 2014 the 510(k) was cleared for marketing by FDA.

Our J-Plasma product initially received FDA clearance in 2012, and a CE mark in December, 2014 which will enable us to sell the product in Europe. While J-Plasma is currently in the commercialization process, several important milestones have been achieved in 2014 notably, sales of J-Plasma have increased almost five-fold versus 2013, while gaining momentum for 2015. At the end of 2014, we had 28 ordering accounts and our systems were being evaluated by over 20 Hospital Value Analysis Committees (VACs). We also had a direct sales force of 16, dedicated to driving adoption of J-Plasma, and supplemented by a cadre of 20 independent manufacturers’ representatives, compared to zero direct sales and approximately 56 independent manufacturers’ representatives at the beginning of 2014.

J-Plasma was recognized by the Society of Laparoendoscopic Surgeons (SLS) as an Innovative Product of the Year at their annual meeting in September 2014. SLS is an educational, non-profit organization established to ensure the highest standards for the practice of laparoscopic, endoscopic and minimally invasive surgery. Each year, SLS recognizes the most innovative products of the last 12 months that have a broad application in minimally invasive surgery.

We are continuing to make substantial investments in the development and marketing of our J-Plasma technology for the long term benefit of the Company and its stakeholders, and this may adversely affect our short term profitability and cash flow, particularly over the next 12 to 24 months. While we believe that these investments have the potential to generate additional revenues and profits in the future, there can be no assurance that J-Plasma will be successful or that such future revenues and profitability will be realized. From June of 2010 through December 31, 2013, we invested approximately $2.9 million in the development and marketing of our J-Plasma technology and an additional approximately $2.6 million through 2014, bringing the total investment to approximately $5.5 million since inception, this includes approximately $1.8 million in R&D and approximately $3.7 million invested in sales and marketing.

Company Products

We group our products into three main categories: electrosurgery, cauteries, and other products. Information regarding sales by product categories and related percentages can be found in our annual and quarterly reports filed with the SEC. We manufacture and market various medical products, both under private label and the Bovie brands (Bovie, Aaron, IDS, ICON and DERM), to distributors worldwide. Additionally, Bovie has original equipment manufacturing (OEM) agreements with other medical device manufacturers. These OEM and private label arrangements and our use of the Bovie brands enable us to gain greater market share for the distribution of our products.

Electrosurgery Products

Electrosurgery is our largest product line and includes desiccators, generators, electrodes, electrosurgical pencils and various ancillary disposable products. These electrosurgical products are used during surgical procedures in gynecology, urology, plastic surgery, dermatology, veterinary, and other surgical markets for the cutting and coagulation of tissue. It is estimated that 80% of all surgical procedures performed worldwide are conducted by electrosurgery. Our electrosurgery products fall under two categories, monopolar and bipolar. Monopolar products require the use of a grounding pad attached to the patient for the return of the electrical current, while bipolar products consist of two electrodes; one for the inbound current and one for the return current and therefore do not require the use of a grounding pad.

DERM 101 and DERM 102

This effective and economical 10 watt high frequency desiccator provides a low wattage platform for minor in-office skin procedures. We designed this product specifically for family practice physicians, pediatricians and other general practitioners, enabling them to perform simple skin procedures in their offices instead of referring the patient to a specialist saving the patient time and providing additional revenue generating procedures for the physician.

Aaron 940/ Aaron 950 / Aaron 1250U

The Aaron 940 is a Bovie developed, low powered 40-watt high frequency desiccator designed primarily for dermatology and family practice physicians. The units are used mainly for removing small skin lesions and growths as well as for coagulation for office based procedures.

The Aaron 950 is a 60-watt high frequency desiccator with the added feature of a cut capacity for outpatient surgical procedures. In effect, the 950 is two independent surgical devices in one small package. It is designed mainly for use in doctors’ offices and is utilized in a broad range of specialties including dermatology, gynecology, family practice, urology, plastic surgery and ophthalmology.

The Aaron 1250U is a 120-watt multipurpose electrosurgery generator. The unit features monopolar and bipolar functions with pad sensing. This product is considered to be ideally suited for office-based procedures in the specialties of gynecology, plastic surgery and urology.

Aaron2250 / 3250 and IDS 200 / 300 / 400

To address market demand for more powerful electrosurgical generators, Bovie has developed 200, 300 and 400-watt multipurpose digital electrosurgery generators designed for the rapidly expanding surgi-center market and the hospital outpatient and inpatient markets. This equipment includes digital hardware that enables very high parallel data processing throughout the operation or procedure. All data is sampled and processed digitally. For the first time in electrosurgery, surgeons are able to measure tissue impedance in real time (5,000 times a second) thanks to the utilization of digital technology. The design of these units has been based on a digital feedback system. By using dedicated digital hardware in place of a general purpose controller for processing data, our equipment enables the power to be adjusted as the impedance varies, to deliver a consistent clinical effect.

The IDS 200/ Aaron 2250 are 200-watt generators that have the capability to be used in the majority of procedures performed today in surgi-center or outpatient settings. Although 200 watts is adequate to do most procedures in the operating room, 300 watts is considered the standard and believed to be what most hospitals and surgi-centers will require. To meet this requirement, we developed the IDS 300/ Aaron 3250.

IDS 310/210 and Aaron 3350/2350 are the next generation of surgi-center and operating room generators. These units incorporate the best features of the IDS 300 and upgrade its capabilities by providing additional bipolar options, including the 225-watt Bovie bipolar feature and an auto bipolar feature. The 300 watt units also offer two pencils with simultaneous activation in fulguration mode.

The Bovie IDS 400 is a 400-watt generator designed primarily for sale in markets outside of the United States. These units feature both monopolar and bipolar functions, have pad and tissue sensing, and include nine blended cutting settings.

The ICON Platform

The ICON product lines are innovative, custom designed specialty electrosurgical generators that incorporate an easy to use touch-screen interface that provides the user with added flexibility through various digitally built-in modes. In addition, the ICON product line was designed to enhance safety and convenience by protecting against pad burns by using split pads. It features specialized error messaging to prevent misinterpretation, allows for rapid troubleshooting, and has specialized audible alerts to indicate improper cable connections. The ICON line represents a platform for Bovie, which we can leverage in the future to expand our portfolio of specialized generators as well as to offer upgrades to our existing units, with shorter times-to-market and lower development costs.

The ICON GI, ICON GP

The ICON GI is designed for the gastrointestinal (“GI”) market, while the ICON GP is designed for a more general purpose operations and procedures performed in hospital operating rooms, surgery centers, etc.

Electrosurgical Disposables

Resistick™ II

Resistick II is a trademarked and proprietary coating that is applied to stainless steel that resist eschar (scab or scar tissue caused by burning) during surgery. We have experienced strong demand for this product since its introduction in 2011, and it represents our continued expansion of the Bovie line of electrosurgical disposables.

Disposable Laparoscopic Electrodes

We are introducing a line of disposable laparoscopic electrodes in the first quarter of 2015 in Resitick coated and stainless steel for use by physicians from a broad group of specialties including gynecology, general surgery and urology. These electrodes will be offered in J-hook, L-hook, needle, ball and spatula design and have an adapter included which makes these laparoscopic electrodes usable with a 3/32” or 4mm plug.

Cauteries

Battery Operated Cauteries

Battery operated cauteries constitute our second largest product line. Cauteries were originally designed for precise hemostasis (to stop bleeding) in ophthalmology. The current use of cauteries has been substantially expanded to include a broad range of applications Battery operated cauteries are primarily sterile one-time use products. We have continued to improve our offering and now have a snap design cautery which has a patent pending. It features a switch mechanism that dramatically reduces the potential for accidental activation. We manufacture one of the broadest lines of cauteries in the world, including but not limited to, a line of replaceable battery and replaceable tip cauteries, which are popular in veterinary and overseas markets.

Other Products

Battery Operated Medical Lights

We manufacture and market a variety of specialty lighting instruments for use in ophthalmology as well as distribute specialty lighting instruments for general surgery, hip replacement surgery and for the placement of endotracheal tubes in emergency and surgical procedures. We also manufacture and market physicians’ office use penlights.

Nerve Locator Stimulator

We manufacture a nerve locator stimulator primarily used for identifying motor nerves in hand and facial reconstructive surgery. This instrument is a sterile, self-contained, battery-operated unit, for one time use.

J-Plasma Products

ICON GS

Bovie’s J-Plasma technology is the foundation for the ICON GS plasma system, which utilizes a helium ionization process producing a stable thin focused beam of ionized gas that can be controlled in a wide range of temperatures and intensities, providing the surgeon greater control and predictability with minimal thermal damage to surrounding tissue. The development of this helium plasma generator also includes the design of a new proprietary handpiece.

The 510(k) cleared and CE mark approved Bovie Ultimate generator will eventually replace the ICON GS plasma system. In addition to the J-Plasma technology, the Bovie Ultimate will have the IDS 310 capability, offering users monopolar, bipolar and plasma features, all in one generator.

J-Plasma Disposable Portfolio

We offer different hand pieces for open and laparoscopic procedures. The helium-based plasma generated from these devices have been shown to cause less thermal damage to tissue than C02 laser, argon plasma and RF energy products currently available on the market.

The most recent product launched in the J-plasma portfolio is the Pistol Grip handpiece. This product offers improved ergonomics and is providing an increased rate of adoption of the technology. Bovie will continue to launch products from a rich pipeline that will allow surgeons to treat from a variety of surgical specialties.

The technology has a general indication and can be used for cutting, coagulating and ablating soft tissue. The three primary specialties that are targeted in phase one of the product launch are gynecology, dermatology and plastic surgery. However, given the wide range of tissue applications for J-Plasma we are engaged in ongoing development to create products for the gastrointestinal, general, urology, ear, nose & throat, and cardiovascular surgery specialties as well as wound management.

The advantages of helium plasma continue to be studied throughout the medical and scientific communities. We believe that surgical applications are just one area of opportunity for this technology.

Research and Development and New Products

Our research and development activities are an essential component of our efforts to develop innovative products for introduction in the marketplace to drive sales growth. We continue to emphasize the development of proprietary products and product improvements to complement and expand our existing product lines. In 2014, we spent approximately $1,416,000 in R&D versus approximately $1,260,000 during the same period of 2013, an increase of approximately 12.4%. In 2014, we hired a Director of Research and Development (R&D), and we maintain close working relationships with physicians and medical personnel in hospitals and universities who assist in product research and areas of development. Bovie products produced in 2014 thanks to our internal research and development activities include: the J-Plasma Pistol Grip, the DERM 101 and DERM 102, the IDS 310 and 210 and the Aaron 3350 and 2350. Approximately one-third of our R&D spending is related to further developing our J-Plasma product line.

Sales & Marketing

The majority of our core products are marketed through medical distributors, which distribute to more than 6,000 hospitals and to doctors and other healthcare facilities. New distributors are contacted through responses to our advertising in international and domestic medical journals and our presence at domestic and international trade shows. International sales represented approximately 16% of total revenues in 2014, compared to approximately 17% in 2013. Management estimates our products have been sold in more than 150 countries through local dealers coordinated by sales and marketing personnel at our Clearwater, Florida facility.

During 2014, we commenced full scale commercialization efforts for J-Plasma. As of this date we have increased our direct sales force to 16 field-based selling professionals, and coupled with our independent manufacturer's representatives give us a total sales force of 36. This is a hospital focused selling organization with its focus on the use of J-Plasma for operating room procedures. In addition, we have invested in training programs and marketing-related activities to support accelerated adoption of J-Plasma.

Competition

We compete with numerous manufacturers and distributors of medical supplies and devices, many of which are large and well-established. With the exception of J-Plasma and endoscopic instrumentation, which are sold directly to the end-user under our own brand, many of our products are private labeled. The majority of the products in our core business are sold through distributors under the Bovie or Aaron label. The balance is private labeled for major distributors who sell it under their own name. By having private labeled and branded distribution, we are able to increase our position in the marketplace and compete with much larger organizations. While our private label customers distribute products through their internal sales force, the majority of our products are sold through distribution which increases our sales potential and helps level the playing field relative to our large competitors that sell direct. Domestically, we continue to believe that we have a substantial market share in the field of electrosurgical generator manufacturing through our Bovie branded and OEM units.

Our main competitors in electrosurgical and accessory markets are Valleylab (a division of Covidien), Conmed and Erbe Electromedizine. In the battery operated cautery market, our main competitor is Beaver Visitec, and in the endoscopic instrumentation market, it is Ethicon (a division of Johnson and Johnson) and Covidien Surgical Solutions (formally U.S. Surgical, a division of Covidien). Currently, we are the only company with helium-based plasma and retractable blade products. However, there are argon plasma competitors, Conmed and Plasmajet, and CO2 laser competitors for our target market. We believe our competitive position did not change in 2014.

Intellectual Property

We rely on our intellectual property that we have developed or acquired over the years including patents, trade secrets, technical innovations, and various licensing agreements to provide our future growth and build our competitive position. We own 23 patents and 9 registered trademarks in the U.S. and have had 13 patents issued outside the U.S. Some of our early patents are nearing the end of their patent term. Of those 23 patents, 15 are related to J-Plasma, with 8 issued and 7 pending. We also have filed a number of U.S. and international patent applications for various new products. As we continue to expand our intellectual property portfolio we believe it is critical for us to continue to invest in filing patent applications to protect our technology, inventions, and improvements. However, we can give no assurance that competitors will not infringe on our patent rights or otherwise create similar or non-infringing competing products that are technically patentable in their own right.

Manufacturing and Suppliers

We are committed to producing the most technically advanced and highest quality products of their kind available on the market. We manufacture the majority of our products on our premises in Clearwater, Florida which is certified under the ISO international quality standards and which is subject to continuing regulation and routine inspections by the FDA to ensure compliance with regulations relating to our quality system, medical device complaint reporting, and adherence to FDA restrictions on promotion and advertising. In addition, we are subject to regulations under the Occupational Safety and Health Act, the Environmental Protection Act and other federal, state and local regulations.

We also have collaborative arrangements with four foreign suppliers under which we request the development of certain items and components, which we purchase pursuant to purchase orders. Our purchase order commitments are never more than one year in duration and are supported by our sales forecasts. Over the past few years we have expanded the use of our Bulgarian supplier who manufactures a substantial number of our generator and accessory components. We anticipate expanding this relationship further to include manufacturing a large number of our J-Plasma components

Customers

We sell the majority of our current products through major distributors which include Cardinal Health, Independent Medical Co-Op Inc. (IMCO), McKesson Medical Surgical, Inc., Medline, National Distribution and Contracting Inc. (NDC) , Owens & Minor, and Physician Sales & Service (PSS) now a division of McKesson and have manufacturing agreements for private label of certain products with these and others.

Backlog

The value of unshipped factory orders is not material.

Employees

At December 31, 2014, we had 152 full-time employees of whom 6 were executive officers, 28 supervisory personnel, 19 sales personnel, and 99 technical support, administrative, and production employees. None of our current employees is covered by a collective bargaining agreement, and we have never experienced a work stoppage. We consider our employee relations to be good.

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

We have also invested, and continue to invest, substantial resources to develop and monetize, our J-Plasma technology. If we are unable to gain acceptance in the marketplace of J-Plasma, our business and results of operations may be materially and adversely affected. From June of 2010 through December 31, 2014, we have invested approximately $5.5 million in the development and marketing of our J-Plasma technology.

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

United States

Our products and research and development activities are subject to regulation by the FDA and other regulatory bodies. FDA regulations govern, among other things, the following activities:

•	Product development
•	Product testing
•	Product labeling
•	Product storage
•	Pre-market clearance or approval
•	Advertising and promotion
•	Product traceability, and
•	Product indications.

In the United States, medical devices are classified on the basis of control deemed necessary to reasonably ensure the safety and effectiveness of the device. Class I devices are subject to general controls. These controls include registration and listing, labeling, pre-market notification and adherence to the FDA Quality System Regulation. Class II devices are subject to general and special controls. Special controls include performance standards, post market surveillance, patient registries and FDA guidelines. Class III devices are those which must receive pre-market approval by the FDA to ensure their safety and effectiveness. Currently, we only manufacture Class I and Class II devices. Pre-market notification clearance must be obtained for some Class I and most Class II devices when the FDA does not require pre-market approval. All of our products have been cleared by, or are exempt from, the pre-market notification process.

A pre-market approval application is required for most Class III devices. A pre-market approval application must be supported by valid scientific evidence to demonstrate the safety and effectiveness of the device. The pre-market approval application typically includes:

•	Results of bench and laboratory tests, animal studies, and clinical studies
•	A complete description of the device and its components; and
•	A detailed description of the methods, facilities and controls used to manufacture the device, and proposed labeling.

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

Each device that bears a CE mark has an associated technical documentation that includes a description of the following:

•	Description of the device and its components,
•	A summary of how the device complies with the essential requirements of the medical devices directive,
•	Safety (risk assessment) and performance of the device,
•	Clinical evaluations with respect to the device,
•	Methods, facilities and quality controls used to manufacture the device, and
•	Proposed labeling for the device.

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

Our research and development activities are an essential component of our efforts to develop new and innovative products for introduction in the marketplace. New and improved products play a critical role in our sales growth. We continue to place emphasis on the development of proprietary products, such as our J-Plasma technology, and product improvements to complement and expand our existing product lines. We maintain close working relationships with physicians and medical personnel in hospitals and universities who assist in product research and areas of development. Our research and development activities are primarily conducted internally and are expensed as incurred. These expenses include direct expenses for wages, materials and services associated with the development of our products net of any reimbursements from customers. Research and development expenses do not include any portion of general and administrative expenses. Our Clearwater, Florida facility has been our flagship research and design location. We expect to continue making future investments to enable us to develop and market new technologies and products to further our strategic objectives and strengthen our existing business. However, we cannot guarantee that any of our previous or future investments will be successful or that our new products such as J-Plasma, will gain market acceptance, the failure of which would have a material adverse effect on our business and results of operations.

The amount expended by us on research and development of our products during the years 2014, 2013, and 2012, totaled approximately $1.4, $1.3, and $1.3 million respectively. During the past three years, we invested substantial resources in the development and marketing of our J-Plasma technology, including the ICON GS plasma system, Endoscopic Modular Instruments and accompanying new generators. We have not incurred any direct costs relating to environmental regulations or requirements. For 2015, we expect the amount of our expenditures for research and development activities to remain similar to the level in 2014.

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

The failure to successfully acquire or develop and commercialize new products will have a material and adverse effect on the future growth of our business, financial condition and results of operations.

Our international operations subject us to foreign currency fluctuations and other risks associated with operating in foreign countries.

We operate internationally and enter into transactions denominated in foreign currencies. To date, we have not hedged our exposure to changes in foreign currency exchange rates, and as a result, we are subject to foreign currency transaction and translation gains and losses. We purchase goods and services in U.S. dollars and Euros. Foreign exchange risk is managed primarily by satisfying foreign denominated expenditures with cash flows or assets denominated in the same currency therefore we are subject to some foreign currency fluctuation risk. Our currency value fluctuations were not material for 2014.

Our operations and cash flows may be adversely impacted by healthcare reform legislation.

The Patient Protection and Affordable Care Act and Health Care and Education Affordability Reconciliation Act were enacted into law in the U.S. in March 2010. Among other initiatives, this legislation imposes a 2.3% excise tax on domestic sales of class I, II, and III medical devices beginning in 2013. Substantially all of our products are class I or class II medical devices. In 2014 and 2013 we paid medical device excise tax of approximately $435,926 and $384,438, respectively. As approximately 84% of our 2014 sales were derived in the U.S. we cannot predict if any additional regulations will be implemented at the federal or state level, or the effect of any future legislation or regulation in the U.S. or internationally.

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

Risks Relating to Our Business

We have historically done a substantial amount of business with seven of our top ten customers, who are also major distributors of our product, which as a group have produced substantial revenues for our Company. Loss of business from a major customer will likely materially and adversely affect our business.

We manufacture the majority of our products on our premises in Clearwater, Florida. Labor-intensive sub-assemblies and labor-intensive products may be out-sourced to our specification. Although we sell through distributors, we market our products through national trade journal advertising, direct mail, distributor sales representatives and trade shows, under the Bovie name, the Bovie/Aaron name and private label. Major distributors include Cardinal Health, Independent Medical Co-Op Inc. (IMCO), McKesson Medical Surgical, Inc., Medline, National Distribution and Contracting Inc. (NDC), Owens & Minor, and Physician Sales & Service (PSS) now a division of McKesson. If any of these distributor relationships are terminated or not replaced, our revenue from the territories served by these distributors could be adversely affected.

We are also dependent on OEM customers who have no legal obligation to purchase products from us. Should such customers fail to give us purchase orders for the product after development, our future business and value of related assets could be negatively affected. Furthermore, no assurance can be given that such customers will give sufficient high priority to our products. Finally, disagreements or disputes may arise between us and our customers, which could adversely affect production and sales of our products.

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

We also have collaborative arrangements with four key foreign suppliers under which we request the development of certain items and components and we purchase them pursuant to purchase orders. Our purchase order commitments are never more than one year in duration and are supported by our sales forecasts. The majority of our raw materials are purchased from sole-source suppliers. While we believe we could ultimately procure other sources for these components, should we experience any significant disruptions in this key supply chain, there are no assurances that we could do so in a timely manner which could render us unable to meet the demands of our customers, resulting in a material and adverse effect on our business and operating results. Over the past few years we have expanded the use of our Bulgarian supplier who manufactures a substantial number of our generator and accessory components. We anticipate expanding this relationship further to include manufacturing a large number of our J-Plasma components.

If we are unable to protect our patents or other proprietary rights, or if we infringe on the patents or other proprietary rights of others, our competitiveness and business prospects may be materially damaged.

We own 23 patents and 9 registered trademarks in the U.S. and have had 13 patents issued outside the U.S. with some of our early patents nearing the expiration of their patent term. Of those 23 patents, 15 are related to J-Plasma, with 8 issued and 7 pending. We also have several U.S. and international patent applications pending for various new products. We intend to continue to seek legal protection, primarily through patents, for our proprietary technology. Seeking patent protection is a lengthy and costly process, and there can be no assurance that patents will be issued from any pending applications, or that any claims allowed from existing or pending patents will be sufficiently broad or strong to protect our proprietary technology. There is also no guarantee that any patents we hold will not be challenged, invalidated or circumvented, or that the patent rights granted will provide competitive advantages to us. Our competitors have developed and may continue to develop and obtain patents for technologies that are similar or superior to our technologies. In addition, the laws of foreign jurisdictions in which we develop, manufacture or sell our products may not protect our intellectual property rights to the same extent as do the laws of the United States.

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

Intellectual Property Litigation or Trade Secrets

We have in the past, experienced certain allegations of infringement of intellectual property rights and use of trade secrets and may receive other such claims, with or without merit, in the future. Previously, claims of infringement of intellectual property rights have sometimes evolved into litigation against us, and they may continue to do so in the future. It is inherently difficult to assess the outcome of litigation. Although we believe we have had adequate defenses to these claims and that the outcome of the litigation will not have a material adverse impact on our business, financial condition, or results of operations, there can be no assurances that we will prevail. Any such litigation could result in substantial cost to us, significantly reduce our cash resources, and create a diversion of the efforts of our technical and management personnel, which could have a material and adverse effect on our business, financial condition and operating results. If we are unable to successfully defend against such claims, we could be prohibited from future sales of the allegedly infringing product or products, which could materially and adversely affect our future growth.

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

We review our long-lived assets, including intangible assets, for impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Additionally, if in any period our stock price decreases to the point where our fair value, as determined by our market capitalization, is less than the book value of our assets, this could also indicate a potential impairment and we may be required to record an impairment charge in that period which could adversely affect our results of operations.

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

If we change that policy and commence paying dividends, we will not be obligated to continue paying those dividends and our stockholders will not be guaranteed, or have contractual or other rights, to receive dividends. If we commence paying dividends in the future, our board of directors may decide, in its discretion, at any time, to decrease the amount of dividends, otherwise modify or repeal the dividend policy or discontinue entirely the payment of dividends. Under the Delaware law, our board of directors may not authorize the payment of a dividend unless it is either paid out of our statutory surplus.

The low trading volume of our common stock may adversely affect the price of our shares and their liquidity.

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

In the future we may determine to raise capital through offerings of our common stock, securities convertible into our common stock or rights to acquire these securities or our common stock. For instance, we are authorized to issue up to 40,000,000 shares of common stock and up to 10,000,000 shares of preferred stock, of which 3,500,000 shares have been designated as Series A 6% Convertible Preferred Stock. To facilitate a potential capital raise, we filed a shelf-registration with the Securities and Exchange Commission in December 2014, although there is no guarantee we will utilize such registration statement. The result of sales of such securities, or the conversion of the Series A 6% Convertible Preferred Stock into shares of common stock, the exercise of warrants issued in connection with such offering or the triggering of anti-dilution provisions in such securities would ultimately be dilutive to our common stock by increasing the number of shares outstanding. We cannot predict the effect this dilution may have on the price of our common stock. In addition, the shares of preferred stock may have rights which are senior or superior to those of the common stock, such as rights relating to voting, the payment of dividends, redemption or liquidation.

Exercise of warrants and options issued by us will dilute the ownership interest of existing stockholders.

As of December 31, 2014, the warrants issued by us in April 2010 were exercisable for up to approximately 672,858 shares of our common stock, representing approximately 3.8% of our then outstanding common stock.

As of December 31, 2014, the warrants issued by us in December 2013 were exercisable for up to approximately 5,746,875 shares of our common stock, representing approximately 32% of our then outstanding common stock.

As of December 31, 2014, our outstanding stock options to our employees, officers, directors and consultants amounted to approximately 2,864,189 shares of our common stock, representing approximately an additional 16% of our then outstanding common stock.

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

ITEM 2. Properties

Bovie currently maintains a 60,000 square foot facility which consists of office, warehousing, manufacturing and research space located at 5115 Ulmerton Rd., Clearwater, Florida. Monthly principal and interest payments relating to the purchase of this facility are approximately $29,000 per month. This facility presently houses our executive offices.

In February 2014, we closed our executive offices located in Melville, New York. This facility had previously been leased for approximately $1,500 per month.

In March 2014, we signed a lease for offices located in Purchase, New York. The lease is for 3,650 square feet of office space with a monthly cost of approximately $8,500 per month.

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

On June 26, 2014, the Company entered into a Stipulation and Agreement of Settlement (“Stipulation of Settlement”) setting forth the terms of the settlement of the claims asserted against the Company in the Derivative Action. On July 7, 2014, the Court issued an Amended Order Preliminarily Approving Derivative Settlement and Providing for Notice (“Preliminary Order”) preliminarily approving the Stipulation of Settlement. On October 2, 2014, the Court entered an order and final judgment approving the Stipulation of Settlement.

Other Matters

In the normal course of business, we are subject, from time to time, to legal proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. If any of these matters arise in the future, it could affect the operating results of any one or more quarters.

ITEM 4. Mine Safety Disclosures

Not Applicable.

PART II.

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock currently is traded on the NYSE MKT. The table shows the reported high and low bid prices for the common stock during each quarter of the last eight respective quarters. These prices do not represent actual transactions and do not include retail markups, markdowns or commissions.

2014	High	Low
4th Quarter	$4.30	$3.20
3rd Quarter	4.57	3.55
2nd Quarter	5.00	3.45
1st Quarter	4.13	2.03

2013	High	Low
4th Quarter	$3.06	$1.94
3rd Quarter	3.95	2.53
2nd Quarter	4.79	2.71
1st Quarter	3.81	2.26

On February 26, 2015, the closing bid for our common stock as reported by the NYSE MKT exchange was $3.57 per share. As of February 26, 2015, the total number of stockholders of our common stock was approximately 2,647, of which approximately 2,034 are estimated to be stockholders whose shares are held in the name of their broker, stock depository or the escrow agent holding shares for the benefit of our stockholders and the balance are stockholders who keep their shares registered in their own name.

Securities Authorized for Issuance Under Equity Compensation Plans

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Oustanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,372,189	$4.02	290,333
Equity compensation plans not approved by security holders	1,492,000	3.19	-
TOTAL	2,864,189	$3.69	290,333

Dividend Policy

We have never declared or paid any cash dividends on our common stock and we currently do not anticipate paying cash dividends in the foreseeable future. We currently expect to retain any future earnings to fund the operation and expansion of our business.

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

Year Ended December 31,
(in thousands, except per share amounts)

	2014	2013	2012	2011	2010

Sales	$27,681	$23,660	$27,671	$25,411	$24,230
Cost of sales	18,689	14,462	16,338	14,680	14,242

Gross profit	8,992	9,198	11,333	10,731	9,988

Gain on legal settlement and cancellation of agreement	-	-	-	750	-

Other costs:
Research and development	1,416	1,260	1,329	1,197	1,854
Professional services	1,016	1,835	1,439	1,250	1,556
Salaries and related costs	5,723	3,992	3,178	3,114	3,155
Selling, general and administrative	6,686	5,777	4,341	5,938	4,889
Asset impairment	-	-	-	-	1,286

Total other costs	14,841	12,864	10,287	11,499	12,740

Income (loss) from operations	(5,849)	(3,666)	1,046	(18)	(2,752)

Other income and (expense):
Interest expense, net	(151)	(237)	(232)	(237)	(223)
Issuance cost	-	(664)	-	-	-
Fees associated with refinance	-	(543)	-	-	-
Change in fair value of liabilities, net	(7,285)	(842)	20	287	513
Total other income (expense), net	(7,436)	(2,286)	(212)	50	290

Income (loss) before income taxes	(13,285)	(5,952)	834	32	(2,462)

Benefit (provision) for deferred income taxes, net	(3,997)	1,613	(217)	77	927

Net income (loss)	$(17,282)	$(4,339)	$617	$109	$(1,535)

Accretion of preferred shares	(932)	(39)	-	-	-
Deemed dividend on beneficial conversion feature	-	(2,616)	-	-	-
Net Income (loss) attributable to common shareholders	$(18,214)	$(6,994)	$617	$109	$(1,535)

Earnings (loss) per share
Basic	$(1.03)	$(0.40)	$0.04	$0.01	$0.09
Diluted	$(1.03)	$(0.40)	$0.03	$0.01	$0.09

Balance Sheet Information:
Cash and cash equivalents	$6,632	$7,924	$4,162	$4,880	$3,827
Working capital	$11,599	$16,910	$14,322	$14,095	$13,107
Total assets	$24,833	$33,176	$28,183	$28,240	$27,786
Long-term liabilities	$16,373	$8,934	$3,366	$3,734	$4,216
Stockholders' equity	$1,504	$19,071	$22,895	$22,117	$21,765

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

We internally divide our operations into three product lines; electrosurgical products, battery-operated cauteries and other products. The electrosurgical line includes electrosurgical products which include desiccators, generators, electrodes, electrosurgical pencils and various ancillary disposable products. These products are used in surgery for the cutting and coagulation of tissue. Battery-operated cauteries are used for precise hemostasis (to stop bleeding) in ophthalmology and in other fields. Our other revenues are derived from nerve locators, disposable and reusable penlights, medical lighting, license fees, development fees and other miscellaneous income.

The majority of our core products are marketed through medical distributors, which distribute to more than 6,000 hospitals, and to doctors and other healthcare facilities. New distributors are contacted through responses to our advertising in international and domestic medical journals and our presence at domestic and international trade shows. International sales represented approximately 16% of total revenues in 2014, 17% in 2013, and 18% in 2012. Management estimates our products have been sold in more than 150 countries through local dealers which are coordinated by sales and marketing personnel at the Clearwater, Florida facility.

During 2014, we commenced full scale commercialization efforts for J-Plasma. As such; as of this date we have increased our direct sales force to 16 field-based selling professionals, and coupled with our independent manufacturing representatives give us a total sales force of 36. This is a hospital based selling organization with its focus on the use of J-Plasma for operating room procedures. In addition, we have invested in training programs and marketing-related activities to support accelerated adoption of J-Plasma.

Our business is generally not seasonal in nature. Our international sales increased 5.5% in 2014 compared to 2013, with substantial growth in Latin America, as well as improvement in the Middle East and Asia. The company was negatively impacted in Europe with some product being withdrawn from the market due to regulatory testing and requirements. The company has received approval for compliant, new and improved 200 and 300-watt generators. This will fill a portion of the lost product opportunity.

We strongly encourage investors to visit our website: www.boviemedical.com to view the most current news and to review our filings with the Securities and Exchange Commission.

Results of Operations

Sales

	2014 vs. 2013			2013 vs. 2012
			Percent	December 31,		Percent
	2014	2013	Change	2013	2012	Change
Sales by Product Line (in thousands)
Electrosurgical	$16,706	$13,174	26.8%	$13,174	$17,697	-25.6%
Cauteries	6,896	6,972	-1.1%	6,972	7,014	-0.6%
Other	4,079	3,514	16.1%	3,514	2,960	18.7%

Total	$27,681	$23,660	17.0%	$23,660	$27,671	-14.5%

Sales by Domestic and Internatonal (in thousands)
Domestic	$23,313	$19,521	19.4%	$19,521	$22,704	-14.0%
International	$4,368	4,139	5.5%	4,139	4,967	-16.7%

Total	$27,681	$23,660	17.0%	$23,660	$27,671	-14.5%

Sales by Operating Segment (in thousands)
Core	$24,322	$22,134	9.9%	$22,135	$22,160	-0.1%
OEM	3,150	1,484	112.3%	1,484	5,509	-73.1%
J-Plasma	209	42	404.2%	42	2	1976.4%

Total	$27,681	$23,660	17.0%	$23,660	$27,671	-14.5%

Overall sales increased by 17% or approximately $4.0 million for the period ended December 31, 2014 when compared with the same period in 2013. The increase in sales was mainly attributable to an increase in generator sales of approximately $2.7 million, electrodes of approximately $1.1 million, and lighting and other products of approximately $226,840. Cautery sales declined slightly or approximately $75,000 in 2014.

Although we have only one reporting segment, beginning in 2014, management began analyzing revenue and other operating metrics across three operating segments. Core product revenue, which consists of our brand name electrosurgical devices and accessories, cauteries, penlights, eye bubbles, hand instruments and other similar products, increased 9.9% or approximately $2.2 million for the period ended December 31, 2014 when compared with the same period in 2013. The OEM product line consists of our private label business and consulting services, and revenue for this product line increased 112.3% or approximately $1.67 million when compared to the same period in 2013. J-Plasma sales were $209,368 an almost five-fold increase compared to sales of $41,528 in 2013.

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

Our ten largest customers accounted for approximately 61.0%, 60.9%, and 66.3%, of net revenues for 2014, 2013, and 2012, respectively. In 2014, National Distribution & Contracting Inc. accounted for 13.9% of our sales. In 2013, National Distribution & Contracting Inc. accounted for 13.1%, PSS World Medical accounted for 10.9% and McKesson Medical Surgical accounted for 10.3% of our sales. In 2012, National Distribution & Contracting Inc. accounted for 12.4% of our sales.

Gross Profit

	Years ended December 31,
			Percent Change		Percent Change
(in thousands)	2014	2013	2014 vs. 2013	2012	2013 vs. 2012
Cost of sales	$18,689	$14,462	29.2%	$16,338	-11.5%
Cost of sales as a percentage of revenue	67.5%	61.1%		59.0%

Gross profit	$8,992	$9,198	-2.2%	$11,333	-18.8%
Gross profit as a percentage of revenue	32.5%	38.9%	-6.4%	41.0%	-2.1%

Our gross profit margin as a percentage of sales decreased by 6.4% or approximately $206,000 during the year ended December 31, 2014 compared with the same period in 2013. This decrease was mainly attributed to a write down of excess and obsolete inventory.

Our gross profit margin as a percentage of sales decreased by 18.8% or approximately $2.1 million during the year ended December 31, 2013 compared with the same period in 2012. This decrease was mainly attributable to the above mentioned decrease in overall sales, along with a 2.6% increase in labor costs as a percentage of sales, and a 1.6% increase in manufactured overhead as a percentage of sales. These increases were offset by a 2% decrease in material costs as a percentage of sales.

We do not anticipate any material impact to our gross profit, material costs, or other costs as a result of the effect of inflation or any material impact of changing prices on net revenue.

Other Gain (Loss)

Research and development

	Years ended December 31,
			Percent Change		Percent Change
(in thousands)	2014	2013	2014 vs. 2013	2012	2013 vs. 2012
Research and Development expense	$1,416	$1,260	12.4%	$1,329	-5.2%
R&D expense as a percentage of revenue	5.1%	5.3%		4.8%

Our expenditures for R&D related activities increased by 12.4% or approximately $156,673 for the year ended December 31, 2014 compared with the same period in 2013. This was mainly caused by an increase in R&D consulting costs of approximately $117,400 and increased labor and material costs of approximately $39,273, as we accelerate our R&D product pipeline.

Our expenditures for R&D related activities decreased by 5.2% or approximately $69,000 for the year ended December 31, 2013 compared with the same period in 2012. The decrease was mainly caused by a reduction of labor and material costs of approximately $68,000 and $37,000 respectively. These decreases were partially offset by an increase of approximately $36,000 in R&D consulting costs.

Professional services

	Years ended December 31,
			Percent Change		Percent Change
(in thousands)	2014	2013	2014 vs. 2013	2012	2013 vs. 2012
Professional services expense	$1,016	$1,835	-44.6%	$1,439	27.5%
Professional services as a percentage of revenue	3.7%	7.8%		5.2%

Professional services costs decreased 44.6% or approximately $819,000 for the year ended December 31, 2014 compared with the same period in 2013. Legal fees, incurred in connection with litigation, decreased over the prior year by approximately $896,500 and are the main reason for the decrease in professional costs. We saw an increase of approximately $77,500 related to investor relations and accounting and tax consulting fees compared to the same period in 2013.

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

Salaries and related costs

	Years ended December 31,
			Percent Change		Percent Change
(in thousands)	2014	2013	2014 vs. 2013	2012	2013 vs. 2012
Salaries and related expenses	$5,723	$3,991	43.4%	$3,178	25.6%
Salaries and related expenses as a percentage of revenue	20.7%	16.9%		11.5%

During 2014 salaries and related expenses increased approximately 43.4% or approximately $1.7 million compared to with the prior year. The increase was primarily the result of hiring in executive management, the J-Plasma direct sales force, and incentive compensation.

During 2013 we experienced a net increase of approximately 25.6% in salary and related costs, or approximately $813,000 when compared with the same period in 2012. The increase was primarily the result of severance costs associated with the legal award related to the Keen litigation and the additional salary related to our new CEO who started in December 2013.

Selling, general and administrative expenses

	Years ended December 31,
			Percent Change		Percent Change
(in thousands)	2014	2013	2014 vs. 2013	2012	2013 vs. 2012
SG&A Expense	$6,686	$5,777	15.7%	$4,341	33.1%
SG&A expense as a percentage of revenue	24.2%	24.4%		15.7%

Selling, general and administrative costs increased by 15.7% or approximately $909,000 for the period ended December 31, 2014 compared with the same period in 2013. We experienced increases in advertising, marketing, shows and travel costs of approximately $385,000 related largely to the branding and marketing of J-Plasma, sales commissions of approximately $165,000 resulting from the increase in sales, an increase in general insurance of $126,000, regulatory costs of approximately $175,000, non-sales related travel and administrative costs of approximately $292,000, and utilities, rents, maintenance, office and computer supplies of approximately $142,000. Professional service expenses declined approximately $602,000 on a reduction in litigation related legal costs.

Selling, general and administrative costs increased by 33.1% or approximately $1,436,000 for the period ended December 31, 2013 compared with the same period in 2012. One of the main reasons for the increase in cost was the 2.3% excise tax related to the Affordable Care Act instituted in the year 2013 which amounted to approximately $384,000. In addition, we had an increase in other marketing, shows and travel costs of approximately $266,000 related to our new J-Plasma line of products, an increase in general insurance of approximately $127,000, and an increase related to computers, data security, and other internal infrastructure of approximately $56,000. However, we experienced decreases in commissions, stockholder expense, advertising, amortization, rent expense, building maintenance, utilities, and other various overhead related costs all of which amounted to an offsetting decrease of approximately $205,000. In addition, although we had increased selling and marketing costs related to J-Plasma mentioned above, we experienced decreases in travel and marketing costs related to our distribution product lines of approximately $77,000.

Other Income

	Years ended December 31,
			Percent Change		Percent Change
(in thousands)	2014	2013	2014 vs. 2013	2012	2013 vs. 2012
Interest income	$4	$7	-42.9%	$7	0.0%
Interest expense	$(155)	$(244)	-36.5%	$(239)	2.1%
Issuance cost	$-	$(664)		$-
Fees associated with refinance	$-	$(543)		$-
Total other income (expense)	$(151)	$(1,444)	-89.5%	$(232)	522.4%
Other income (expense) as a percentage of revenue	-0.5%	-6.1%		-0.8%
Change in fair value of derivative liabilities, net	$(7,285)	(842)		$20	-4310.0%
Other gain as a percentage of sales	-26.3%	-3.6%		0.1%

Interest Expense

Total other income (expense) decreased by approximately $1.3 million or 89.5% for the year ended December 31, 2014 as compared with the same period in 2013. The decrease was mainly caused by the non-recurring issuance costs and fees related the warrants issued as part of the equity financing transaction mentioned below.

Net interest expense increased by approximately $1.2 million or 507.1% for the year ended December 31, 2013 as compared with the same period in 2012. The increase was mainly caused by the recognition of the issuance costs of approximately $664,000 related to the warrants issued as part of the equity financing transaction mentioned below. In addition, as a result the high probability of refinancing our PNC debt, we accrued for the required amount of approximately $422,000, as of December 31, 2013, to pay off an embedded swap interest rate collar position and the accrued refinancing charges of approximately $121,000 for our previous refinancing. This interest rate collar was the result of our previous refinancing of the industrial revenue bonds on October 31, 2011 with PNC Bank.

Change in Fair Value of Derivative Liabilities

On December 13, 2013, we entered into a securities purchase agreement pursuant to which we issued 3,500,000 shares of our newly designated Series A 6% Convertible Preferred Stock with a stated value of $2.00 per share and 5,250,000 warrants to purchase our common stock, at an exercise price of $2.387 per share. We also issued 525,000 warrants to the placement agent. At December 31, 2013, the investor and placement agent warrants were valued at $4,599,000 and $459,900, respectively. The warrants are accounted for as derivative financial instruments at fair value and are re-valued each period. At December 31, 2014, the investor and placement agent warrants were valued at $10,547,250 and $998,222, respectively, and we recognized an aggregate loss related to their change in value of $6,486,572.

At December 31, 2013, the investor and placement agent warrants were valued at $4,599,000 and $459,900, respectively, and we recognized an aggregate loss related to their change in value of $236,775.

In 2010, we issued warrants to investors and to our placement agent in connection with an equity offering. The warrants issued to the investors contain anti-dilution protection in the event we issue securities at a price lower than the exercise price of the warrants. As a result of the issuance of our Series A 6% Convertible Preferred Stock on December 13, 2013, the exercise price of the investor warrants issued in 2010 was reduced from $6.00 per share to $2.00 per share and the number of warrants was increased proportionately. The 2010 investor and placement agent warrants, which are accounted for as derivative financial instruments at fair value, were valued at $1,067,954 and $689,535 at December 31, 2014 and December 31, 2013, respectively, and we recognized a net loss for the year ended December 31, 2014 of $378,419.

Income Taxes

A valuation allowance is required to be provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. Management evaluated the positive and negative evidence in determining the realizability of the net deferred tax asset. During the fourth quarter 2014, based on our review of historic operating results, updated 2014 actual results, as well as future income forecasts based on the projections provided by the newly established commercial team, management concluded that it was not more likely that the Company should realize its net deferred tax assets through future operating results and the reversal of taxable temporary differences. The Company established a full valuation allowance against its net deferred tax assets with finite life. The effect of the valuation allowance and its related impact on the Company’s overall tax rate was to increase the Company’s provision for income taxes by $6.0 million for the year ended December 31, 2014.

Liquidity and Capital Resources

Our working capital at December 31, 2014 was approximately $11.6 million compared with $17.0 million at December 31, 2013. Accounts receivable days sales outstanding were 36 days and 33 days at December 31, 2014 and 2013, respectively. The number of days worth of sales in inventory, which is the total inventory available for production divided by the 12-month average cost of materials, decreased 84 days to 213 days equating to an inventory turn ratio of 1.53 at December 31, 2014 from 297 days and an inventory turn ratio of 1.26 at December 31, 2013. The lower number of days worth of sales in inventory which translated into a higher inventory turnover rate is mainly due to the write off of excess and obsolete inventory, along with an increase in sales related to our generator product lines which contain a greater number of component parts compared to all our other products.

For the year ended December 31, 2014, net cash used in operating activities was approximately $417,000 compared with net cash used by operating activities of approximately $2.5 million in 2013.

Net cash used in investing activities was approximately $630,000 for the year ended December 31, 2014 compared to net cash used in investing activities was approximately $588,000 during 2013. The change was due mainly to an increase in overall purchases of equipment, molds and test fixtures.

Cash used by financing activities of approximately $1.14 million during the year ended December 31, 2014 compared to cash was provided from financing activities of approximately $6.9 million during year ended December 31, 2013. The change resulted primarily from restrictions on cash of $898,679 pursuant to loan covenants contained in our $3.1 million mortgage loan financing from Bank of Tampa on March 20, 2014 and repayment of industrial revenue bonds of approximately $3.26 million. In addition we received approximately $249,000 from the exercise of warrants and stock options. Reductions to our cash related to financing activities included purchase of warrants in the amount of $420,571.

On March 20, 2014, the Company entered into a transaction with The Bank of Tampa, a Florida banking corporation (“Lender”) wherein Lender extended to the Company a mortgage loan in the principal amount of $3,592,000 (the “Loan”). The obligations under the Loan are secured by a first priority mortgage and security interest in the Company’s Clearwater, Florida facility as well as an assignment of the Company’s accounts receivable. In addition, the Company pledged an interest in a certificate of deposit in the amount of $898,000 as additional collateral which declines on a pro rata basis as principal is paid. The initial maturity date of the Loan is March 20, 2017; however the Company has an option to extend the maturity date until March 20, 2022.

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

Our future contractual obligations for agreements with initial terms greater than one year and agreements to purchase materials in the normal course of business are summarized as follows (in thousands):

	Years Ending December 31,
Description	2015	2016	2017	2018	2019	Thereafter
Purchase commitments	$2,840	$-	$-	$-	- $	$-
Long-term debt	239	239	2,934	-	-	-
Total	$3,079	$239	$2,934	$0	- $	$-

We may choose to access the capital markets to raise additional capital. To facilitate this and to allow us to quickly react should we so decide, we filed a shelf registration statement with the Securities and Exchange Commission in December 2014.

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

Stock-based Compensation

Under our stock option plan, options to purchase common shares of the Company may be granted to key employees, officers and directors of the Company by the Board of Directors. The Company accounts for stock options in accordance with FASB ASC Topic 718-10-10, Share-Based Payment, with compensation expense amortized over the vesting period based on the trinomial lattice option-pricing model fair value on the grant date, which includes a number of estimates that affect the amount of our expense.

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

It is our policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. To the extent that the probable tax outcome of these uncertain tax positions changes, such changes in estimate will impact the income tax provision in the period in which such determination is made. At December 31, 2014, we believe we have appropriately accounted for any unrecognized tax positions. To the extent we prevail in matters for which a liability for an unrecognized tax benefit is established or we are required to pay amounts in excess of the liability, our effective tax rate in a given financial statement period may be affected.

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

Recent Accounting Pronouncements

See Note 7 of the Notes to Consolidated Financial Statements.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Our short-term investments consist of cash, cash equivalents and overnight investments. As such we do not believe we are exposed to significant interest rate risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid overnight money market investments. If a 10% change in interest rates were to have occurred on December 31, 2014, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

ITEM 9A. Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of December 31, 2014. Based upon that evaluation, our CEO and CFO concluded that, as of the end of that period, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate annually the effectiveness of our internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal control over financial reporting in all annual reports. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, our management has concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

ITEM 9B. Other Information

None.

PART III.

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

The Governance and Nominating Committee believes that all directors, including nominees, should possess the highest personal and professional ethics, integrity, and values, and be committed to representing the long-term interests of our stockholders. The Governance and Nominating Committee will consider criteria including the nominee’s current or recent experience as a senior executive officer, whether the nominee is independent, as that term is defined in existing independence requirements of the NYSE MKT Market and the Securities and Exchange Commission, the business, scientific or engineering experience currently desired on the Board, geography, the nominee’s industry experience, and the nominee’s general ability to enhance the overall composition of the Board.

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

Set forth below is information regarding the executive officers, directors, and key employees of Bovie Medical Corporation as of February 27, 2015.

Name	Position	Director Since
Andrew Makrides	Executive Chairman of the Board	December 1982
Robert L. Gershon	Chief Executive Officer and Director	December 2013
J. Robert Saron	President, Chief Sales and Marketing Officer and Director	August 1988
Peter L. Donato	Chief Financial Officer, Treasurer and Secretary	N/A
John J. McCarthy	Chief Commercialization Officer	N/A
Moshe Citronowicz	Senior Vice President	N/A
Lawrence J. Waldman	Director	March 2011
Ian Sheffield	Director	December 2013
Michael Geraghty	Director	March 2011
John Andres	Director	July 2014

Directors serve for one-year terms and are elected at the annual stockholders’ meeting.

Andrew Makrides, Esq. age 73, Executive Chairman of the Board of Directors, received a Bachelor of Arts degree in Psychology from Hofstra University and a Juris Doctor Degree from Brooklyn Law School. He is a member of the Bar of the State of New York and practiced law from 1968 until joining Bovie Medical Corporation as a co-founder and Executive Vice President and director, in 1982. Mr. Makrides became President of the Company in 1985 and the CEO in December 1998 and has served as such until March 18, 2011 at which point he relinquished his position as President, but remained CEO until December 2013. Mr. Makrides employment contract extends to December 31, 2016. Mr. Makrides has over 30 years of executive experience in the medical industry.

Robert L. Gershon, age 48, Chief Executive Officer and Director, has over 25 years of healthcare industry experience. On the operations side he ran the largest sales and marketing business at Covidien. With over $1B in P&L responsibility he consistently led an organization of over 600 people to double-digit revenue growth outpacing market category growth and capturing significant market share points during challenging healthcare economic conditions. He also was VP of sales and marketing at Henry Schein ($1.4B shared P&L for medical division/$115M full P&L for dialysis division) and earlier in his career spent over 13 years as a healthcare consultant for Booz, Allen, KPMG and two boutique consultancies where his practice focused on strategic planning, business development and mergers and acquisitions. Mr. Gershon received an MBA from J.L. Kellogg Graduate School of Management at Northwestern University and a BSBA degree from American University. Mr. Gershon’s employment contract extends to December 31, 2015.

J. Robert Saron, age 62, President, Chief Sales and Marketing Officer and Director, holds a Bachelor degree in Social and Behavioral Science from the University of South Florida. From 1988 to present Mr. Saron has served as a director of the Company. Mr. Saron has previously served as both director and president of the Health Care Manufacturing Management Council. In 2011 Mr. Saron received the Leonard Berke Achievement award for ethics, mentoring, marketing skill, industry knowledge, contributions to the industry and contributions to HMMC. He currently serves as a director of the Health Industry Distributors Association Education Foundation. Mr. Saron received the Health Industry Distributors Association’s highest award in 2008, the Industry Award of Distinction, and in February 2013 was inducted into the Medical Distribution Hall of Fame. Mr. Saron’s employment contract extends to December 31, 2015. Mr. Saron brings over 35 years of executive marketing and distribution experience in the medical industry.

John J. McCarthy, age 48, has served as our Chief Commercialization Officer since March 2014. Mr. McCarthy has 23 years of sales and marketing experience of which the last 16 years has been spent in the healthcare industry. Most recently, he served as Vice President of Sales and Marketing for US Healthcare at Z-Medica. Prior to that, Mr. McCarthy spent 15 years with Covidien, in positions of increasing responsibility where he was charged with achieving sales and business development goals. His most recent position at Covidien was as Area Sales Vice President for the Endo Mechanical Intelligent Device franchise, where he managed a team of 50 sales professionals. Mr. McCarthy is a graduate of Loyola College in Baltimore, Maryland, were he obtained a BA degree in Marketing in 1988 and an MBA in Marketing in 1990. Mr. McCarthy’s employment agreement extends until March 31, 2016.

Peter L. Donato, age 45, Chief Financial Officer, Treasurer and Secretary, has over 22 years of financial management and accounting experience in roles of increasing responsibility, primarily in the healthcare industry. Mr. Donato was appointed the Company’s Chief Financial Officer, Executive Vice President, Treasurer and Secretary effective May 5, 2014. For the past 10 years, he has been focused on the healthcare industry. From July 2011 to March 2013, Mr. Donato served as the Corporate Controller for Cyberonics, Inc (NASDAQ: CYBX). Prior to that, from August 2010 to July 2011, Mr. Donato served as the Chief Financial Officer of Catsys Health Inc. (OTCBB: CATS). From August 2007 to March 2010, Mr. Donato served as Chief Financial Officer for IRIS International Inc. Mr. Donato is a graduate of the Fisher College of Business at The Ohio State University, where he obtained a B.S/B.A. degree in Accounting in 1992 and earned an MBA from The University of Akron in 1999. Mr. Donato received his CPA license in 1995. Mr. Donato’s employment contract extends until May 4, 2016.

Moshe Citronowicz, age 62, Senior Vice President came to the United States in 1978, and has worked in a variety of manufacturing and high technology industries. In October 1993, Mr. Citronowicz joined the Company as Vice President of Operations and served as our Chief Operating Officer until November 2011. Currently, he is serving as the Senior Vice President. Mr. Citronowicz’s employment contract extends to December 31, 2015.

Ian Sheffield, age 38, joined the Board in December 2013 as an initial nominee of Great Point Partners, LLC and currently serves as a Vice President at Great Point Partners, Greenwich, CT. As part of his investment functions, he leads Great Point Partners' medical devices and diagnostics investing efforts in public companies. From 2008 through 2011, prior to joining Great Point, he served in various capacities at Versant Ventures, and prior to 2008 at Medtronic, and Procter & Gamble. He holds a B.S. from Miami University and an M.B.A. from the Harvard Business School and also serves as a member of our Audit Committee.

Lawrence J. Waldman, CPA age 68, is one of our independent directors and the Chair of our audit committee. Mr. Waldman has over thirty-five years of experience in public accounting. Mr. Waldman currently serves as an advisor to the accounting firm of EisnerAmper LLP, where he was previously the Partner-in-Charge of Commercial Audit Practice Development for Long Island since September 2011. Prior to joining EisnerAmper LLP, Mr. Waldman was the Partner-in-Charge of Commercial Audit Practice Development for Holtz Rubenstein Reminick, LLP from July 2006 to August 2011. Mr. Waldman was the Managing Partner of the Long Island office of KPMG LLP from 1994 through 2006, the accounting firm where he began his career in 1972. Mr. Waldman serves as a member of the Board of Directors of Northstar/RXR Metro Income Fund, a non-traded Real Estate Investment Trust, and has served as a member of its audit committee since 2014. Mr. Waldman also serves as a member of the State University of New York’s Board of Trustees and as chair of its audit committee. Mr. Waldman is also a member of Supervisory Committee of Bethpage Federal Credit Union. He previously served as the Chairman of the Board of Trustees of the Long Island Power Authority (LIPA) and as Chair and a member of the finance and audit committee of its Board of Trustees. Mr. Waldman meets the definition of a financial expert as defined by the SEC and NYSE MKT.

Michael Geraghty, age 67, has served as a director since March 2011 and is the Executive Vice President of Global Sales at Optos, Inc., a developer and manufacturer of retinal imaging devices for screening, detection and diagnosis of eye related conditions. From 2005 through 2008, he was the President of International Sales at Gyrus Acmi where he first started in 2000 as Senior Vice President of Sales for Gyrus Medical. Prior to this, Mr. Geraghty was the Vice President of Sales and Marketing for Everest Medical, Inc. and before that was the Director of Marketing for Advanced Products at Arthrocare Corporation. Mr. Geraghty specializes in building independent direct sales teams in the medical device industry and has extensive domestic and international sales and marketing experience. He received his bachelor’s degree from St. Mary’s University and graduate degree in Executive Sales Management from the University of Minnesota.

John Andres, age 57, has over thirty years of experience in the medical device industry. Since April, 2004, Mr. Andres has been a private consultant, doing business through John C. Andres, LLC, specializing in patent/business strategy development and execution. He also is a partner of Hawk Healthcare, LLC, which provides strategic transaction management to private individuals and companies. In 2004, Mr. Andres helped found K2M, Inc. (KTWO), and from 2004 until 2010 served as a member of the Board of Directors of K2M, Inc. Prior to 2004, Mr. Andres held various legal and strategic business development positions at the Surgical Division of Tyco Healthcare Group, LLP, now Covidien (NYSE: COV) and its predecessor, United States Surgical Corporation. Before joining U.S. Surgical, Mr. Andres worked at the New York law firm of Morgan & Finnegan. He received his Associate of Applied Science degree from Rochester Institute of Technology, his Bachelor of Arts degree from Lehigh University, and his Juris Doctor from Pace University School of Law.

Involvement in Certain Legal Proceedings

None

Independent Board Members

The Board currently has four independent members, John Andres, Ian Sheffield, Michael Geraghty, and Lawrence J. Waldman, who meet the existing independence requirements of the NYSE MKT Market and the Securities and Exchange Commission and represent a majority of the board.

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

Our Audit Committee consists of three independent members of the Board of Directors, John Andres, Ian Sheffield, and Lawrence J. Waldman, CPA. As a smaller reporting company, we are required to have at least two independent members comprising our Audit Committee in accordance with Rule 10A-3 of the Securities Exchange Act of 1934 and the rules of the NYSE Amex Exchange. During 2014, Mr. Waldman served as the Audit Committee Chairman and financial expert. The Audit Committee meets as often as it determines necessary but not less frequently than once every fiscal quarter.

Governance and Nominating Committee

The Governance and Nominating Committee is responsible for matters relating to the corporate governance of our company and the nomination of members of the board and committees thereof. During 2014, our Governance and Nominating Committee consisted of three independent members of the Board of Directors, John Andres who serves as Chairman, Lawrence J. Waldman, and Michael Geraghty. The Governance and Nominating Committee meets as often as it determines necessary, but not less than once a year.

Compensation Committee

The Compensation Committee is responsible for overseeing our compensation and employee benefit plans (including those involving the issuance of our equity securities) and practices, including formulating, evaluating, and approving the compensation of our executive officers and reviewing and recommending to the full Board of Directors the compensation of our Chief Executive Officer. During 2014, our Compensation Committee consisted of three independent members of the Board of Directors, Ian Sheffield who serves as Chairman, John Andres, and Lawrence J. Waldman, CPA. The Compensation Committee meets as often as it determines necessary, but not less than once a year.

Code of Ethics

On March 30, 2004 Bovie adopted a Code of Ethics for executive employees.

A copy of the code of ethics which expressly includes the CEO and CFO, is available on our website at http://boviemed.com/financials/Bovie_Code_of_Business_Conduct_and_Ethics_v2.pdf

ITEM 11. Executive Compensation Discussion and Analysis

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

With these objectives in mind, our Board has built executive and non-executive compensation programs that consist of three principal elements - base salary, performance bonuses, and grants of stock options and/or shares of restricted stock.

To understand the competitiveness of compensation arrangements provided to our named executive officers, in 2014 the Compensation Committee engaged Pearl Meyer & Partners to perform a competitive assessment of base salaries, bonuses for on-target performance, and grants of equity incentives. The competitive frame of reference for the study consisted of a group of pre-selected companies that were of comparable size and operated in our industry category. The group of companies utilized were:

Cutera, Inc.	IRIDEX Corporation	Stereotaxis Inc.

ERBA Diagnostics, Inc.	LeMaitre Vascular, Inc.	Synergetics USA, Inc.

Hansen Medical, Inc.	MGC Diagnostics Corporation	Uroplasty, Inc.

iCAD, Inc.	Misonix Inc.	Utah Medical Products Inc.

IRadimed Corporation	Retractable Technologies, Inc.	Vision-Sciences Inc.

In addition to the peer group, Pearl Meyer referenced industry-specific, size-adjusted market survey data where appropriate.

The results of the survey confirmed that, consistent with our desired philosophy, our compensation arrangements were competitive with the marketplace, with some variation by individual.

Compensation Program

Base Salary

We pay base salaries to our Named Executive Officers (as defined below) in order to provide a consistent, minimum level of pay that sustained individual performance warrants. We also believe that a competitive annual base salary is important to attract and retain an appropriate caliber of talent for each position over time.

The annual base salaries of our Named Executive Officers are determined by our Compensation Committee and approved by the Board of Directors. All salary decisions are based on each Named Executive Officer's level of responsibility, experience and recent and past performance, as determined by the Compensation Committee. The Compensation Committee benchmarks base salaries using a major independent consulting firm, and using their recommendations and other information the Committee evaluates and establishes the base compensation for our named executives.

Performance Bonus

The second component of executive compensation is performance bonuses which are earned when defined metrics are achieved.

For 2014, the Company established a combination of financial, operational, and personal objectives as the broad criteria that would determine annual performance bonus amounts for the year.

Financial objectives (50% weighting):

Metric	Weighting	Min	Target	Max	Actual		% of Target Achievement
Core /OEM Sales	15%	$23,660,000	$26,026,000	$29,575,000	$27,471,766		146%
J- Plasma Sales	20%	$310,000	$513,275	$1,000,000	$209,368		0%
Operating Income (Core/OEM)	15%	$(250,000)	$-	$250,000	$(3,149,000	)(1)	0%
Total Financial	50%

(1) The profitability of Core/OEM is an estimate. The Company has three operating segments, however, only one reporting segment for both management and financial reporting

Operational objectives (30% weighting):

Metric	Weighting	Min	Target	Max	Actual	% of Target Achievement
Launch Pistol Grip J-Plasma	10%	Binary determination			Achieved	100%
Launches of Derm 101/102 and IDS 310 Product Lines	5%				Achieved	100%
Number of Sites Ordering J-Plasma (initial order + one re-order)	5%	40	60	100	18	0%
Construction of J-Plasma Direct Sales Team	5%	4	6	8	16	200%
White Paper Publication	5%	3	4	7	5	149%
Total Operational	30%					32.5%

In addition to the 80% of the annual performance bonus that is attributable to financial and operational objectives, the Committee also allocates 20% of the bonus opportunity to individual management objectives that are aligned with each respective named executive officer’s area of responsibility.

After careful review and consideration of the measures that comprise the 2014 bonus, the Committee approved the following performance bonuses:

Name	Bonus
Robert L. Gershon *	$175,000
Andrew Makrides	$56,082
Peter L. Donato *	$50,000
J. Robert Saron	$79,417
Moshe Citronowicz	$53,288
John J. McCarthy *	$100,000
Total	$513,787

* The bonuses for Messrs. Gershon, McCarthy, and Donato were contractually guaranteed for 2014.

Stock Options

The third component of executive compensation is equity grants which have mainly come in the form of stock options. We believe that equity ownership in our Company is important to provide our Named Executive Officers with long-term incentives to better align interests of executives with the interests of stockholders and build value for our stockholders. In addition, the equity compensation is designed to attract and retain the executive management team. Stock options have value only if the stock price increases over time and, therefore, provide executives with an incentive to build Bovie's value. This characteristic ensures that the Named Executive Officers have a meaningful portion of their compensation tied to future stock price increases and rewards management for long-term strategic planning through the resulting enhancement of the stock price.

Stock option awards to Named Executive Officers are entirely discretionary. The CEO recommends to the Compensation Committee awards for Named Executive Officers other than himself. The Compensation Committee considers this recommendation along with the prior contribution of these individuals, and their expected future contributions to our growth. The Committee formulates and presents its recommended allocation of stock option awards to the Board of Directors for approval. The Compensation Committee then would make an independent determination on CEO stock option awards, again formulating and presenting its recommendation for the allocation of stock option awards to the Board of Directors for approval. The Board of Directors approves, rejects, or, if necessary, modifies the Committee’s recommendations. In 2014, all awards approved by the Board of Directors to Named Executives were inducement grants of stock options awarded upon commencement of their employment.

Perquisites and Other Benefits

Our Named Executive Officers are eligible for the same health and welfare programs and benefits as the rest of our employees in their respective locations. In addition, our CEO, Chairman of the Board, President and Chief Sales and Marketing Officer, Chief Financial Officer, Chief Commercialization Officer, and Senior Vice President each receive an automobile allowance.

Our Named Executive Officers are entitled to participate in and receive employer contributions to Bovie's 401(k) Savings Plan. For more information on employer contributions to the 401(k) Savings Plan see the Summary Compensation Table and its footnotes.

Tax and Accounting Considerations

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), places a limit of $1,000,000 on the amount of compensation that we may deduct as a business expense in any year with respect to each of our most highly paid executives unless, among other things, such compensation is performance-based and has been approved by stockholders. The non-performance-based compensation paid to our executive officers for the 2014 fiscal year did not exceed the $1 million limit per executive officer. Accounting considerations also play an important role in the design of our executive compensation program. Accounting rules, such as FASB ASC Topic 718-10-10, Share-Based Payment,require us to expense the cost of our stock option grants which reduces the amount of our reported profits. Because of option expensing and the impact of dilution on our stockholders, we pay close attention to the number and value of the shares underlying stock options we grant.

Compensation of Named Executive Officers

The following table sets forth the compensation paid to each of our Named Executive Officers for the three years ended December 31, 2014 for services to our Company in all capacities:

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus($)	Stock Awards($)	Option Awards($) (1)	Non-Equity Incentive Plan Compensation Earnings($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)	All Other Compensation($) (4)	Total($)
Robert L. Gershon	2014	$350,000	$175,500	$-	$-	$-	$-	$19,720	$545,220
CEO and Director	2013	$6,731	$50,000	-	$572,250	$-	$-	$121	$629,102
	2012	$-	$-	$-	$-	$-	$-	$-	$-

J. Robert Saron	2014	$317,949	$79,917	$-	$-	$-	$-	$16,317	$414,183
President, Chief Sales &	2013	$305,184	$-	$-	$-	$-	$-	$20,557	$325,741
Marketing Officer & Director	2012	$297,143	$-	$-	$28,500	$-	$-	$22,008	$347,651

John J. McCarthy	2014	$201,469	$100,500	$-	$336,540	$-	$-	$12,420	$650,929
Chief Commercialization Officer	2013	$-	$-	$-	$-	$-	$-	$-	$-
	2012	$-	$-	$-	$-	$-	$-	$-	$-

Andrew Makrides	2014	$238,620	$56,582	$-		$-	$-	$18,574	$313,776
Executive Chairman of the Board	2013	$215,515	$-	$-	$-	$-	$-	$15,793	$231,308
	2012	$209,791	$-	$-	$28,500	$-	$-	$18,876	$257,167

Peter L. Donato*	2014	$158,365	$75,500	$-	$214,250	$-	$-	$7,112	$455,227
Chief Financial Officer,	2013	$-	$-	$-	$-	$-	$-	$-	$-
Treasurer and Secretary	2012	$-	$-	$-	$-	$-	$-	$-	$-

Moshe Citronowicz	2014	$229,978	$53,788	$-	$-	$-	$-	$16,437	$300,203
Senior Vice President	2013	$204,775	$-	$-	$-	$-	$-	$14,807	$219,582
	2012	$199,922	$-	$-	$28,500	$-	$-	$14,150	$242,572

(1) These columns represent the grant date fair value of the awards as calculated in accordance with FASB ASC 718 (Stock Compensation). Pursuant to SEC rule changes effective February 28, 2010, we are required to reflect the total grant date fair values of the option grants in the year of grant, rather than the portion of this amount that was recognized for financial statement reporting purposes in a given fiscal year which was required under the prior SEC rules, resulting in a change to the amounts reported in prior Annual Reports.

(2) On March 31, 2014, a total of 213,000 options were granted to Mr. McCarthy with a fair value of $1.58 per option.

(3) On April 15, 2014, a total of 125,000 options were granted to Mr. Donato with a fair value of $1.714 per option.

(4) The amounts for 2014 include compensation under the following plans and programs:

	R.L. Gershon	J.R. Saron	J.J. McCarthy	A. Makrides	P.L. Donato	M. Citronowicz
Car Allowance	$6,084	$6,084	$4,384	$6,083	$3,577	$6,023
Life insurance premiums	512	512	299	457	213	512
Health insurance premiums	9,317	5,649	4,540	9,050	3,243	5,649
Employer 401(k) contribution	3,807	4,072	3,197	2,984	79	4,253
Total	$19,720	$16,317	$12,420	$18,574	$7,112	$16,437

Amounts in the table above are pro-rated where applicable.

Employment Agreements and Potential Payments Upon Termination or Change in Control

At December 31, 2014, we were obligated under six employment agreements which have expiration dates between December 2015 and December 2016.

Name	Contract Expiration Date
Robert L. Gershon	December, 2015
J. Robert Saron	December, 2015
Moshe Citronowicz	December, 2015
Andrew Makrides	December, 2016
John J. McCarthy	March, 2016
Peter L. Donato	May, 2016

Approximate future minimum payments under these agreements are as follows as of December 31, 2014 (in thousands):

2015	$1,625
2016	399
Total	$2,024

Employment contracts contain an automatic extension for a period of one year after the initial term unless we provide the executives with appropriate 60 days written notice pursuant to the contracts. The employment agreements provide, among other things, that the executive may be terminated as follows:

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

(d)

By Bovie, without cause, with the majority approval of the Board of Directors, for Mr. Makrides, Mr. Gershon, Mr. Saron, Mr. McCarthy, Mr. Donato, and Mr. Citronowicz at any time upon at least thirty (30) days prior written notice to the executive. In this case Bovie shall be obligated to pay the executive compensation in effect at such time, including all bonuses, accrued or prorated, and expenses up to the date of termination. Thereafter for Messrs. Makrides, Saron, and Citronowicz, Bovie shall pay the executive three times the salary in effect at the time of termination payable in one lump sum.

(e)

If Bovie fails to meet its obligations to the executive on a timely basis, or if there is a change in the control of Bovie, the executive may elect to terminate his employment agreement. Upon any such termination or breach of any of its obligations under the employment agreement, Bovie shall pay Mr. Makrides, Mr. Saron and Mr. Citronowicz a lump sum severance equal to three times the annual salary and bonus in effect the month preceding such termination or breach as well as any other sums which may be due under the terms of the employment agreement up to the date of termination. Mr. Gershon, Mr. Donato and Mr. McCarthy shall be paid two times their annual salary and bonus in effect the month preceding such termination or breach as well as any other sums which may be due under the terms of their respective employment agreement up to the date of termination.

There are no other employment contracts that have non-cancelable terms in excess of one year.

Grants of Equity Based Awards
Name	Grant Date	All other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards ($/Sh) ***	Grant Date Fair Value of Stock and Option Awards ($)
(a)	(b)	(c)	(d)	(e)
John J. McCarthy	3/31/2014	213,000	$3.90	$336,540
Peter L. Donato	4/15/2014	125,000	$3.81	$214,250

Options Exercises During Fiscal 2014

The following table sets forth information with respect to our named executive officers concerning the exercises of stock options during fiscal 2014.

Exercise of Equity Based Awards

Name	Number of Shares Acquired on Exercise	Value Realized on Exercise ($)
Andrew Makrides	12,759	$55,502
J. Robert Saron	6,379	$27,749

Outstanding Equity Awards

The following table presents information with respect to each unexercised stock option held by our Named Executive Officers as of December 31, 2014:

Name	# of Securities Underlying Unexercised Options (# Exercisable)	# of Securities Underlying Unexercised Options (# Unexercisable)	Option Exercise Price ($/Sh)	Option Expiration 10 Years After Grant Date
Andrew Makrides	25,000	-	$2.25	5/5/2015
	12,000	18,000	$2.54	7/12/2022
J. Robert Saron	12,500	-	$2.25	5/5/2015
	12,000	18,000	$2.54	7/12/2022
Moshe Citronowicz	12,000	18,000	$2.54	7/12/2022
Robert L. Gershon	187,500	562,500	$2.09	12/13/2023
John J. McCarthy	-	213,000	$3.90	3/31/2024
Peter L. Donato	-	125,000	$3.81	4/15/2024

Compensation of Non-Employee Directors

The following is a table showing the director compensation for the year ended December 31, 2014:

Name	Fees Earned Or Paid In Cash ($)	Stock Awards($)	Option Awards ***($)		Non-Equity Incentive Plan Compensation($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation($)		Total($)
(a)	(b)	(c)	(d)		(e)	(f)	(g)		(h)
Lawrence Waldman	$39,000	-	$27,840	(1)	$-	$-	$-		$66,840
Ian Sheffield	$5,500	-	$27,840	(2)	$-	$-	$-		$33,340
Michael Geraghty	$5,000	-	$23,200	(3)	$-	$-	$-		$28,200
John Andres	$2,000	-	$23,200	(4)	$-	$-	$5,449	(5)	$30,649
Michael Norman (6)	$4,000	-	$-		$-	$-	$-		$4,000

_________________

***	These columns represent the grant date fair value of the awards as calculated in accordance with FASB ASC 718 (Stock Compensation).
(1)	On July 17, 2014, 12,000 ten year stock options with an exercise price of $3.81 and calculated option fair value of $2.32 were granted to Mr. Waldman.
(2)	On July 17, 2014, 12,000 ten year stock options with an exercise price of $3.81 and calculated option fair value of $2.32 were granted to Mr. Sheffield.
(3)	On July 17, 2014, 10,000 ten year stock options with an exercise price of $3.81 and calculated option fair value of $2.32 were granted to Mr. Geraghty.
(4)	On July 17, 2014, 10,000 ten year stock options with an exercise price of $3.81 and calculated option fair value of $2.32 were granted to Mr. Andres.
(5)	Mr. Andres received cash payments totaling $5,449 for consulting services rendered prior to his election to the Board of Directors on July 1, 2014.
(6)	Mr. Norman retired from the Board upon the conclusion of his term on July 17, 2014.

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

Our Board of Directors presently consists of Robert Gershon, J. Robert Saron, Andrew Makrides, Ian Sheffield, Lawrence J. Waldman, John Andres, and Michael Geraghty.

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

In July of 2012, the stockholders approved the 2012 Executive and Employee Stock Option Plan covering a total of 750,000 shares of common stock issuable upon exercise of options to be granted under the plan. At December 31, 2014 approximately 290,333 remain to be issued in this plan.

There have been no changes in the pricing of any options previously or currently awarded.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors is responsible for determining the compensation of executive officers of the Company, as well as compensation awarded pursuant to the Company’s equity incentive plans.

Our Compensation Committee consists of three independent members of the Board of Directors, Ian Sheffield who serves as Chairman, John Andres, and Lawrence J. Waldman, CPA.

No member of the Compensation Committee is or has been an officer or employee of the Company or any of its subsidiaries. In addition, no member of the Compensation Committee had any relationships with the Company or any other entity that require disclosure under the proxy rules and regulations promulgated by the SEC.

COMPENSATION COMMITTEE REPORT

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K with management. Based on our Compensation Committee’s review of and the discussions with management with respect to the Compensation Discussion and Analysis, our Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our Proxy Statement and in this Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for filing with the SEC. During the majority of 2014, our Compensation Committee consisted of three independent members of the Board of Directors, Ian Sheffield, who serves as Chairman, John Andres, and Lawrence J. Waldman, CPA.

The Compensation Committee

Ian Sheffield, Chairman

John Andres

Lawrence J. Waldman

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

See “ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters”.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of February 26, 2015, with respect to the beneficial ownership of the Company’s common stock by its executive officers, directors, all persons known by the Company to be the beneficial owners of more than 5% of its outstanding shares and by all officers and directors as a group.

	Number of Shares			Nature of	Percentage of
Name and Address	Title	Owned (i)		Ownership	Ownership (i)
RENN Universal Growth Investment Trust	Common	2,309,542	(xiii)	Beneficial	12.8%
Frost National Bank
8201 Preston Road, Ste 540
Dallas, TX 75206

Great Point Partners, LLP	Common	1,997,496	(xiv)	Beneficial	9.99%
165 Mason Street 3rd Floor
Greenwich, CT 06830

Andrew Makrides	Common	648,972	(ii)	Beneficial	3.6%
5115 Ulmerton Rd.
Clearwater, FL 33760

Robert L. Gershon	Common	187,500	(iii)	Beneficial	1.0%
5115 Ulmerton Rd.
Clearwater, FL 33760

J. Robert Saron	Common	430,440	(iv)	Beneficial	2.4%
5115 Ulmerton Rd.
Clearwater, FL 33760

Moshe Citronowicz	Common	418,504	(v)	Beneficial	2.3%
5115 Ulmerton Rd.
Clearwater, FL 33760

Ian Sheffield	Common	-	(vi), (xiv)	Beneficial	0.0%
5115 Ulmerton Rd.
Clearwater, FL 33760

John Andres	Common	-	(vii)	Beneficial	0.0%
5115 Ulmerton Rd.
Clearwater, FL 33760

Peter L. Donato	Common	-	(viii)	Beneficial	0.0%
5115 Ulmerton Rd.
Clearwater, FL 33760

John J. McCarthy	Common	-	(ix)	Beneficial	0.0%
5115 Ulmerton Rd.
Clearwater, FL 33760

Michael E. Geraghty	Common	13,214	(x)	Beneficial	0.1%
5115 Ulmerton Rd.
Clearwater, FL 33760

Lawrence Waldman	Common	36,880	(xi)	Beneficial	0.2%
5115 Ulmerton Rd.
Clearwater, FL 33760

Officers and Directors as a group (10 persons)		1,735,510	(xii)		9.5%

_________________

(i)

Based on 18,007,472 outstanding shares of Common Stock and 2,775,928 outstanding options to acquire a like number of shares of Common Stock as of February 26, 2015, of which officers and directors owned a total of 311,094 options and 1,424,416 shares at December 31, 2014. We have calculated the percentage on the basis of the amount of outstanding securities plus, for each person or group, any securities that person or group has current or future right to acquire pursuant to options, warrants, conversion privileges or other rights.

(ii)

Includes 611,972 shares and 37,000 vested options out of a total of 55,000 ten year options owned by Mr. Makrides to purchase shares of Common Stock of the Company. Exercise prices for his options range from $2.25 for 25,000 shares to $2.54 for 30,000 shares.

(iii)

Includes 187,500 vested options out of a total of 750,000 ten year options owned by Mr. Gershon to purchase shares of Common Stock of the Company at an exercise price of $2.09 per share. These options vest equally over a four year period.

(iv)

Includes 405,940 shares and 24,500 vested options out of a total of 42,500 ten year options owned by Mr. Saron to purchase shares of Common Stock of the Company. Exercise prices for his options range from $2.25 for 12,500 shares to $2.54 for 30,000 shares.

(v)

Includes 406,504 shares and 12,000 vested options out of a total of 30,000 ten year options owned by Mr. Citronowicz to purchase shares of Common Stock of the Company at an exercise price of $2.54 per share. These options vest equally over a four year period.

(vi)

Includes zero vested options out of a total of 12,000 ten year options owned by Mr. Sheffield to purchase shares of Common Stock of the Company at an exercise price of $3.81 per share. These options vest equally over a three year period. The amounts shown represent the beneficial ownership of the issuer's securities by funds and certain managed accounts managed by Great Point Partners LLC (the "GPP Investors"), which may be deemed attributable to Mr. Sheffield. Mr. Sheffield serves as a director of the issuer as a representative of Great Point Partners LLC acting on behalf of the GPP Investors, and accordingly Great Point Partners LLC and the GPP Investors may be deemed to be a director by deputization. Great Point Partners, LLC and Mr. Sheffield each disclaim beneficial ownership of the shares except to the extent of his pecuniary interest therein.

(vii)

Includes zero vested options out of a total of 10,000 ten year options owned by Mr. Andres to purchase shares of Common Stock of the Company at an exercise price of $3.81 per share. These options vest equally over a three year period.

(viii)

Includes zero vested options out of a total of 125,000 ten year options owned by Mr. Donato to purchase shares of Common Stock of the Company at an exercise price of $3.81 per share. These options vest equally over a three year period.

(ix)

Includes zero vested options out of a total of 213,000 ten year options owned by Mr. McCarthy to purchase shares of Common Stock of the Company at an exercise price of $3.90 per share. These options vest equally over a three year period.

(x)

Includes 13,214 vested options out of a total of 37,500 ten year options owned by Mr. Geraghty to purchase shares of Common Stock of the Company. Exercise prices for his options range from $2.54 for 4,000 shares to $3.81 for 10,000 shares.

(xi)

Includes 36,880 vested options out of a total of 88,500 ten year options owned by Mr. Waldman to purchase shares of Common Stock of the Company. Exercise prices for his options range from $2.20 for 25,000 shares to $3.81 for 12,000 shares.

(xii)

Includes 311,094 vested ten year options out of a total of 1,363,500 ten year outstanding options and 1,424,416 shares owned by all Executive Officers and directors as a group. The last date options can be exercised is July 17, 2024.

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

(xiv)

Consists of (i) 1,985,496 shares issuable upon conversion of Series A 6% preferred stock collectively owned by each of Biomedical Value Fund, LP (“BVF”), Biomedical Offshore Value Fund, Ltd. (“BOVF”), Biomedical Institutional Value Fund, LP (“BIVF”), Class D Series of GEF-PS, LP (“GEF-PS”) and WS Investments II, LLC (“WS”) (BVF, BOVF, BIVF, GEF-PS and WS collectively referred to as the “GPP Owners”), and (ii) 12,000 shares issuable upon exercise of stock options held by Ian Sheffield, as director nominee of the GPP Owners (the “Sheffield Options”). Does not include: (i) Series A 6% preferred stock convertible into 1,514,504 shares, collectively owned by each of the GPP Owners, and (ii) warrants to purchase 5,250,000 shares, collectively held by each of the GPP Owners. The provisions of such preferred stock and warrants restrict the conversion and exercise of such preferred stock and warrants to the extent that, after giving effect to such conversion or exercise, the holder of the preferred stock and warrants and its affiliates and any other person or entities with which such holder would constitute a group would beneficially own in excess of 9.985% of the number of shares of Common Stock of Bovie outstanding immediately after giving effect to such conversion or exercise (the “Ownership Cap”). Therefore, the GPP Owners could be deemed to beneficially own such number of shares underlying such preferred stock and warrants as would result in total beneficial ownership by such reporting persons up to the Ownership Cap.

Great Point Partners, LLP (“Great Point”) is the investment manager of the GPP Owners, and by virtue of such status may be deemed to be the beneficial owner of the Series A 6% preferred stock and warrants collectively owned by the GPP Owners as well as the Sheffield Options. Each of Dr. Jay, as senior managing member of Great Point, and Mr. Kroin, as special managing member of Great Point, has voting and investment power with respect to the Series A 6% preferred stock and warrants collectively owned by the GPP Owners as well as the Sheffield Options, and therefore may be deemed to be the beneficial owner of the Series A 6% preferred stock and warrants collectively owned by each of the GPP Owners as well as the Sheffield Options.

Notwithstanding the above, Great Point, Dr. Jay and Mr. Kroin each disclaim beneficial ownership of the Series A 6% preferred stock collectively owned by the GPP Owners and the shares underlying warrants described above, except to the extent of their respective pecuniary interests.

Ian Sheffield, director nominee of the GPP Owners, owns stock options to purchase 12,000 shares (the “Sheffield Options”). Great Point is the investment manager of the GPP Owners and by virtue of such status may be deemed to be the beneficial owner of the Sheffield Options. Each of Dr. Jay, as senior managing member of Great Point, and Mr. Kroin, as special managing member of Great Point, has voting and investment power with respect to the Sheffield Options, and therefore may be deemed to be the beneficial owner of the Sheffield Options.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders (the “Reporting Persons”) are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2014 all filing requirements applicable to the Reporting Persons were timely met, except: (i) one Form 3 to report the issuance of an inducement stock option to John J. McCarthy; and (ii) the Form 4’s to report the annual option grants to certain of Bovie’s non-employee directors including John C. Andres, Michael Geraghty, Ian Sheffield and Larry J. Waldman. Such late filings did not result in any liability under Section 16(b) of the Exchange Act.

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

A relative of Moshe Citronowicz, Bovie’s Senior Vice President, is considered a related party. Arik Zoran is a consultant of the Company doing business as AR Logic, Inc., a consulting firm owned by Arik Zoran, Mr. Citronowicz’s brother. On March 1, 2013 the Company amended the Consulting Services Agreement dated January 2011, extending the term of the existing agreement until December 31, 2014. The agreement shall automatically renew for additional one year periods, unless either party gives written notice of its desire not to renew at least one year prior to the expiration of the initial Term or renewal term. The agreement with AR Logic provides for a monthly retainer for engineering support for our existing generator product line and a separate hourly based fee structure for additional consulting related to new product lines. AR Logic has a royalty contract with us related to the creation and design of proprietary technology that is used in some of our generators. AR Logic was paid consulting fees of approximately $252,000, $266,600, and $223,500 during 2014, 2013, and 2012, respectively.

A second relative of Mr. Citronowicz is considered a related party. Yechiel Tsitrinovich is also a brother of Mr. Citronowicz, and acts as a consultant to the Company related to research and development of certain products. Mr. Tsitrinovich has a royalty contract with us related to the creation and design of a proprietary technology that is used in some of our generators. Mr. Tsitrinovich was paid a combination of consulting fees and royalties on previous product designs approximating $72,412, $72,890, and $77,218 for 2014, 2013, and 2012, respectively.

Independent Board Members

The Board currently has four independent members, Ian Sheffield, John Andres, Michael Geraghty, and Lawrence J. Waldman, CPA who meet the existing independence requirements of the NYSE MKT Market and the Securities and Exchange Commission.

ITEM 14. Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to us for fiscal years ended December 31, 2014 and 2013 by our current accountants, Frazier & Deeter, LLC and the firm of Kingery & Crouse P.A. in 2013. (in thousands):

	2014	2013
Audit fees (1)	$110	$120
Non-Audit fees:
Audit related fees (2)	2	10
Tax fees (3)		-
All other fees (4)		-
Total fees billed	$112	$130

_________________

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Clearwater, Florida on February 27, 2015.

Bovie Medical Corporation

By:	/s/ Robert L. Gershon
Robert L. Gershon
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Peter L. Donato
Peter L. Donato
Chief Financial Officer,
Treasurer, and Secretary
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

Directors:

/s/ ANDREW MAKRIDES	Executive Chairman of the Board	February 27, 2015
Andrew Makrides

/s/ ROBERT L. GERSHON	Chief Executive Officer and Director	February 27, 2015
Robert L. Gershon

/s/ J. ROBERT SARON	President, Chief Sales and	February 27, 2015
J. Robert Saron	Marketing Officer and Director

/s/ JOHN ANDRES	Director	February 27, 2015
John Andres

/s/ IAN SHEFFIELD	Director	February 27, 2015
Ian Sheffield

/s/ LAWRENCE J. WALDMAN	Director	February 27, 2015
Lawrence J. Waldman

/s/ MICHAEL GERAGHTY	Director	February 27, 2015
Michael Geraghty

/s/ PETER L. DONATO	Executive Vice-President,	February 27, 2015
Peter L. Donato	Chief Financial Officer, Treasurer and Secretary

/s/ JAY D. EWERS	Corporate Controller	February 27, 2015
Jay D. Ewers

PART IV.

ITEM 15. Exhibits and Financial Statement Schedules

The financial statements and exhibits filed as part of this annual report on Form 10-K are provided below:

ITEM 15A. Financial Statements

BOVIE MEDICAL CORPORATION

[LETTER HEAD OF FRAZIER & DEETER, LLC]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Bovie Medical Corporation

Purchase, New York

We have audited the accompanying consolidated balance sheet of Bovie Medical Corporation and subsidiaries (the "Company") as of December 31, 2014 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Frazier & Deeter, LLC
Frazier & Deeter, LLC
Tampa, FL
February 27, 2015

[LETTER HEAD OF KINGERY AND CROUSE, P.A.]

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Bovie Medical Corporation:

We have audited the accompanying consolidated balance sheet of Bovie Medical Corporation (the “Company”), as of December 31, 2013, and the related consolidated statements of operations, stockholders’ equity, and of cash flows for the years ended December 31, 2013 and 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financials based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013, and the results of its operations and its cash flows for the years ended December 31, 2013 and 2012 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 19 to the financial statements the Company restated basic and diluted loss per share for the year ended December 31, 2013 to deduct $2.616 million attributable to the beneficial conversion feature of the Convertible Preferred Shares issued on December 13, 2013 and the accretion of $39,000 related to the preferred shares from December 13, 2013 through December 31, 2013, in calculating net loss attributable to common shareholders for the purposes of earnings per share.

/s/ Kingery & Crouse, P.A.
Certified Public Accountants
Tampa, FL
March 31, 2014, except for Note 19 as to which the date is May 8, 2014

BOVIE MEDICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2014 AND 2013

(in thousands)

	2014	2013

ASSETS
Current assets:
Cash and cash equivalents	$5,733	$7,924
Restricted cash	899	-
Trade accounts receivable, net	1,992	1,990
Inventories, net	5,727	8,415
Current portion of deposits	210	948
Prepaid expenses and other current assets	804	545

Total current assets	15,365	19,822

Property and equipment, net	6,947	7,063
Brand name and trademark	1,510	1,510
Purchased technology and license rights, net	431	575
Deferred income tax asset, net	-	3,412
Deposits, net of current portion	165	120
Other assets	415	674

Total assets	$24,833	$33,176

The accompanying notes are an integral part of the consolidated financial statements.

 BOVIE MEDICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2014 AND 2013

(Continued) (in thousands, except share data)

LIABILITIES AND STOCKHOLDERS' EQUITY

	2014	2013
LIABILITIES
Current liabilities:
Accounts payable	$1,553	$1,060
Accrued payroll	197	172
Accrued vacation	181	200
Current portion of bonds payable	--	72
Current portion of mortgage note payable	239	--
Current portion of settlement	--	541
Accrued and other liabilities	1,596	867

Total current liabilities	3,766	2,912

Mortgage note payable, net of current portion	3,173	--
Bonds payable, net of current portion	--	3,185
Deferred rents	23	--
Deferred tax liability	564	--
Derivative liabilities	12,613	5,749

Total liabilities	20,139	11,846

Commitments and Contingencies (see Notes 13)
Series A 6% convertible preferred stock, par value $0.001; 3,500,000 shares authorized and issued; preference in liquidation - $7,442,260	3,190	2,259

Stockholders' equity:
Preferred stock, par value $.001; 10,000,000 shares authorized	--	--
Common stock, par value $.001 par value; 40,000,000 shares authorized; 17,995,409 issued and 17,852,330 outstanding on December 31, 2014 and 17,826,336 issued and 17,683,257 outstanding on December 31, 2013, respectively	18	18
Additional paid-in capital	29,334	28,687
Deficit	(27,848)	(9,634)

Total stockholders' equity	1,504	19,071

Total liabilities and stockholders' equity	$24,833	$33,176

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013 AND 2012

(in thousands except per share data)

	2014	2013	2012

Sales	$27,681	$23,660	$27,671
Cost of sales	18,689	14,462	16,338

Gross profit	8,992	9,198	11,333

Other costs and expenses:
Research and development	1,416	1,260	1,329
Professional services	1,016	1,835	1,439
Salaries and related costs	5,723	3,992	3,178
Selling, general and administrative	6,686	5,777	4,341

Total other costs and expenses	14,841	12,864	10,287

Income/(loss) from operations	(5,849)	(3,666)	1,046

Interest expense, net	(151)	(237)	(232)
Investor warrants issuance cost	-	(664)	-
Fees associated with refinance	-	(543)	-
Change in fair value of liabilities, net	(7,285)	(842)	20
Total other (expense), net	(7,436)	(2,286)	(212)

Income/(loss) before income taxes	(13,285)	(5,952)	834

Benefit (provision) for deferred income taxes, net	(3,997)	1,613	(217)

Net income (loss)	$(17,282)	$(4,339)	$617

Accretion on convertible preferred stock	(932)	(39)	-
Deemed dividend on beneficial conversion feature	-	(2,616)	-
Net income (loss) attributable to common shareholders	$(18,214)	$(6,994)	$617

Income (loss) per share
Basic	(1.03)	(0.40)	0.04
Diluted	(1.03)	(0.40)	0.03

Weighted average number of shares outstanding - basic	17,756	17,670	17,631

Weighted average number of shares outstanding - dilutive	17,756	17,670	17,787

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(in thousands)

			Additional
	Common Stock		Paid-in
	Shares	Par Value	Capital	Deficit	Total

January 1, 2012	17,618	$18	$25,356	$(3,257)	$22,117

Options exercised	28	-	20	-	20

Stock based compensation	-	-	161	-	161

Stock swap to acquire options	(7)	-	(20)	-	(20)

Net income	-	-	-	617	617

December 31, 2012	17,639	18	25,517	(2,640)	22,895

Options exercised	51	-	70	-	70

Stock based compensation	-	-	506	-	506

Stock swap to acquire options	(6)	-	(22)	-	(22)

Convertible preferred stock - beneficial conversion feature	-	-	2,616	-	2,616

Deemed dividend on convertible preferred stock	-	-	-	(2,616)	(2,616)

Accretion on convertible preferred stock	-	-	-	(39)	(39)

Net loss	-	-	-	(4,339)	(4,339)

December 31, 2013	17,684	18	28,687	(9,634)	19,071

Options/Warrants exercised	221	-	469	-	469

Stock based compensation	-	-	388	-	388

Stock swap to acquire options	(51)	-	(210)	-	(210)

Accretion on convertible preferred stock	-	-	-	(932)	(932)

Net loss	-	-	-	(17,282)	(17,282)

December 31, 2014	17,854	$18	$29,334	$(27,848)	$1,504

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(in thousands)

	2014	2013	2012
Cash flows from operating activities
Net Income (loss)	$(17,282)	$(4,339)	$617
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	731	739	742
Amortization of intangible assets	145	88	115
Provision for inventory obsolescence	733	12	(93)
Gain (loss) on disposal of property and equipment, net	14	16	(41)
Stock based compensation	388	506	161
Non cash other income - warrants	7,285	884	(20)
Benefit (provision) for deferred income taxes	3,975	(1,613)	210
Changes in current assets and liabilities:
Trade receivables	(3)	884	(658)
Prepaid expenses	(259)	406	(241)
Inventories	1,955	(884)	287
Deposits and other assets	952	(234)	(227)
Accounts payable	494	257	(284)
Accrued and other liabilities	455	742	(403)

Net cash (used in) provided by operating activities	(417)	(2,536)	165

Cash flows from investing activities
Purchases of property and equipment	(630)	(588)	(753)
Net cash used in investing activities	(630)	(588)	(753)

Cash flows from financing activities
Proceeds from convertible preferred stock, options and warrants	259	7,048	--
Change in restricted cash	(899)	--	--
Proceeds from mortgage note payable	3,173	--	--
Repayment of long-term debt	(3,257)	(162)	(130)
Repurchase of warrants	(420)	--	--
Net cash provided by (used in) financing activities	(1,144)	6,886	(130)

Net change in cash and cash equivalents	(2,191)	3,762	(718)

Cash and cash equivalents, beginning of period	7,924	4,162	4,880

Cash and cash equivalents, end of period	$5,733	$7,924	$4,162

Cash paid for:
Interest paid, net	$151	$195	$232
Income taxes	$--	$--	$--

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	DESCRIPTION OF BUSINESS

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

With respect to receivables, our ten largest customers accounted for approximately 48%, 58%, and 72% of trade receivables as of December 31, 2014, 2013, and 2012, respectively, and 61.0%, 60.9%, and 66.3% of net revenues for the respective years then ended. In 2014, one customer, National Distribution & Contracting, Inc. accounted for 13.9% of our sales. In 2013, three customers accounted for more than 10% of our sales, National Distribution & Contracting Inc., PSS World Medical, and McKesson Medical Surgical, who had 13.1%, 10.9% and 10.3% respectively. In 2012, National Distribution & Contracting Inc. accounted for 12.4% of our sales. All of these entities are customers of our U.S. operations. We perform ongoing credit evaluations of our customers and generally do not require collateral because we believe we have procedures in place to limit potential for significant losses, and because of the nature of our customer base.

Derivative Financial Instruments

We generally do not use derivative financial instruments to hedge exposures to cash-flow risks or market-risks. However, certain financial instruments, such as warrants, which are indexed to our common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net-share settlement is not within our control. In such instances, net-cash settlement is assumed for financial accounting and reporting purposes, even if the terms of the underlying contracts do not always provide for net-cash settlement. Such financial instruments are initially recorded, and continuously carried, at fair value.

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

Accounts Receivable and Allowance for Doubtful Accounts

Our credit terms for our billings range from net 10 days to net 45 days, depending on the customer agreement. Accounts receivable are determined to be past due if payments are not made in accordance with such agreements and an allowance is recorded for accounts that become three months past due, or sooner if there are other indicators that the receivables may not be recovered. Customary collection efforts are initiated and receivables are written off when we determine they are not collectible and abandon these collection efforts. We gave negotiated sales volume discounts, which amounted to approximately $579,885, $523,000, and $565,000 for the years ended December 31, 2014, 2013, and 2012, respectively. Sales are reported net of all discounts.

We evaluate the allowance for doubtful accounts on a regular basis for adequacy based upon our periodic review of the collectability of the receivables in light of historical experience, adverse situations that may affect our customers’ ability to pay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Management believes that the allowances for doubtful accounts of approximately $133,000 and $39,000 at December 31, 2014 and 2013, respectively, are, or were, adequate to provide for possible bad debts.

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

Inventories at December 31, 2014 and 2013 were as follows (in thousands):

	2014	2013

Raw materials	$4,162	$5,470
Work in process	1,230	882
Finished goods	1,412	2,455
Gross inventories	6,804	8,807
Less: reserve for obsolescence	(1,077)	(392)

Net inventories	$5,727	$8,415

During 2014, the Company recorded charges totaling approximately $2.0 million for excess and obsolete inventory. The charges relate to management updates to the commercial plan, book to physical inventory adjustments at both the Clearwater facility and consignments at foreign suppliers, and other adjustments.

During 2013, the reserves for raw materials inventory and related costs of sales decreased by approximately $67,000 due to disposing of old inventory. In 2012, the reserve and related cost of sales decreased by approximately $93,000 as a result of changes in estimates regarding the recoverability of certain types of our inventory. There were no reserves for finished goods or work in progress as of December 31, 2013 and 2012.

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

Intangible Assets

These assets consist of licenses, purchased technology and brand name and trademarks. The licenses and purchased technology (other intangibles) are being amortized by the straight-line method over a 5-17 year period commencing with the date they were placed in service. Estimated aggregate amortization expense for the five years ending December 31, 2019 is expected to approximate $431,000 per year.

Brand name and trademark qualifies as an indefinite-lived intangible asset and is not subject to amortization. Intangibles with indefinite lives are analyzed for impairment annually or more frequently if events and circumstances indicate that the asset may be impaired. If impaired, an impairment loss is recognized in an amount equal to the excess of the asset's carrying value over its fair value. Management concluded that the assigned value at December 31, 2014 of approximately $1,510,000 was not impaired and is reasonable.

Other Long-Lived Assets

We review other long-lived assets for recoverability if events or changes in circumstances indicate that the assets may have been impaired. This circumstance exists when the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from its use and eventual disposition. In those cases an impairment loss is recognized to the extent that the assets’ carrying amount exceeds its fair value. Any impairment losses are not restored in the future if the fair value increases. At December 31, 2014, we believe the remaining carrying values of our long-lived assets are recoverable.

Revenue Recognition

Revenue is recognized when title has been transferred to the customer, which is generally at the time of shipment. The following policies apply to our major categories of revenue transactions:

●

The majority of our sales to customers are evidenced by firm purchase orders. Title and the risks and rewards of ownership are transferred to the customer when the product is shipped. Payment by the customer is due under fixed payment terms.

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

●

Amounts billed to customers related to shipping and handling charges are included in net sales. Shipping and handling costs included in cost of sales were approximately $103,000, $104,000, and $128,000 in 2014, 2013, and 2012, respectively.

Advertising Costs

All advertising costs are expensed as incurred. The amounts of advertising costs were approximately $540,000, $305,000, and $277,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Stock-Based Compensation

We account for stock-based compensation in accordance with FASB ASC Topic 718, Compensation-Stock Compensation. ASC 718 requires recognizing compensation costs for all share-based payment awards made to employees and directors based upon the awards’ grant date fair value. The standard covers employee stock options, restricted stock, and other equity awards. For stock options, we use a trinomial lattice option-pricing model to estimate the grant date fair value of stock option awards, and recognize compensation cost on a straight-line basis over the awards’ vesting periods.

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

Net Earnings (Loss) Per Common Share

We compute basic earnings (loss) attributable to common shareholders per share by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings (loss) per share attributable to common shareholders gives effect to all potential dilutive shares outstanding during the period. The number of dilutive shares is calculated using the treasury method which reduces the effective number of shares by the amount of shares we could purchase with the proceeds of assumed exercises. In 2014 and 2013, respectively, the net loss per share calculated when including the dilutive effect of the employee stock options and warrants are excluded from diluted net loss per common share calculations as of such dates because they are anti-dilutive and results in basic and diluted loss per share to be equivalent.

During the year ended December 31, 2012, we reported net income per share and, accordingly, common equivalent shares outstanding as of December 31, 2012, which consisted of employee stock options and warrants issued in connection with our private placement were included.

Research and Development Costs

With the exception of development costs that are purchased from another enterprise and have alternative future use, research and development expenses are charged to operations as incurred. We have expended $1.4 million, and $1.3 million, and $1.3 million for the years ended 2014, 2013, and 2012 respectively.

Research and Development Costs for Others

For research and development activities that are partially or completely funded by other parties, and when the obligation is incurred solely to perform contractual services, expenses are charged to cost of sales and all revenues resulting from such activities are shown as sales.

Income Taxes

We utilize the liability method of accounting for income taxes as set forth in ASC 740. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. Management evaluated the positive and negative evidence in determining the realizability of the net deferred tax asset.  During the fourth quarter 2014, based on our review of historic operating results, updated 2014 actual results, as well as future income forecasts based on the projections provided by the newly established commercial team, management concluded that it was not more likely that the Company should realize its net deferred tax assets through future operating results and the reversal of taxable temporary differences. The Company established a full valuation allowance against its net deferred tax assets with finite life.  The effect of the valuation allowance and its related impact on the Company’s overall tax rate was to increase the Company’s provision for income taxes by $6.0 million for the year ended December 31, 2014.

We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available as of the reporting date. For those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that my potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.

Reclassifications

Certain amounts in our prior years’ financial statements have been reclassified to conform to the current year presentation.

NOTE 3.	TRADE ACCOUNTS RECEIVABLE

As of December 31, 2014 and 2013, trade accounts receivable were as follows (in thousands):

	2014	2013

Trade accounts receivable	$2,125	$2,029
Less: allowance for doubtful accounts	(133)	(39)
Trade accounts receivable, net	1,992	1,990

NOTE 4.	PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2014 and 2013, property, plant and equipment consisted of the following (in thousands):

	2014	2013

Land	$1,600	$1,600
Machinery and equipment	3,983	3,892
Building and improvements	3,899	3,868
Furniture and fixtures	2,188	1,984
Leasehold improvements	12	2
Molds	1,613	1,383
Total property, plant and equipment	13,295	12,729
Less: accumulated depreciation and amortization	(6,348)	(5,666)
Net property, plant and equipment	$6,947	$7,063

NOTE 5.	INTANGIBLE ASSETS

At December 31, 2014 and 2013, intangible assets consisted of the following (in thousands):

	2014	2013

Brand name and trademark (life indefinite)	$1,510	$1,510

Purchased technology (9-17 year lives)	1,441	1,441
Less: accumulated amortization	(1,010)	(866)
Purchased technology, net	$431	$575

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

Amortization expense amounts for the next five years are approximately $108,000 for 2015 through 2019.

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

Dividends: Dividends shall accrue on each share of Series A Preferred Stock at the rate of 6% of the stated value per year, compounded annually, whether or not declared. The holders of the Series A Preferred Stock, following notice, have the right to be paid an amount equal to one third of all accrued and unpaid dividends on the following dates: (i) the 48th month following the issuance of the Series A Preferred Stock; (ii) the 60th month following the issuance of the Series A Preferred Stock and (iii) the 72nd month following the issuance of the Series A Preferred Stock.

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

The warrants issued to the investors and to the placement agent were valued using a trinomial lattice model, because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in the model included the market price of our common stock on the date of valuation, an expected dividend yield of zero, the remaining period to the expiration date of the warrants, expected volatility of our common stock over the remaining life of the warrants of 48.75% estimated based on a review of our historical volatility, and risk-free rates of return based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the warrants. At December 13, 2014 and December 31, 2013, the investor warrants were valued at $10,547,250 and $4,599,000, respectively, and the placement agent warrants were valued at $998,222 and $459,900, respectively. The aggregate change in value of the investor and placement agent warrants between December 13, 2014 and December 31, 2013 of $6,486,572 was recorded in income as a non-operating loss.

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

Because the holders of the Series A Preferred Stock may request redemption on or after December 13, 2017, the preferred stock has conditions for its redemption that are not within the control of the Company. Accordingly, the carrying amount of the Series A Preferred Stock of $2,616,250, net of the expenses allocated to the preferred stock of $396,369, was recorded outside of stockholders’ equity, as mezzanine equity, in accordance with ASC 480-10-S99. The net carrying amount of the Series A Preferred Stock is being accreted to its redemption value over the four year period to when the holders may request redemption, using an effective interest method. For the period ended December 31, 2014, additional accretion of $931,652 was recognized and the net carrying amount of the Series A Preferred Stock at December 31, 2014 was $3,190,419.

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

The warrants are valued using a trinomial lattice model. Significant assumptions used in the model at December 31, 2014 included the market price of our common stock, an expected dividend yield of zero, the remaining period to the expiration date of the warrants, expected volatility of our common stock over the remaining life of the warrants of 48.75%, estimated based on a review of our historical volatility, and risk-free rates of return of 0.12% based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the warrants. We also take into consideration a probability assumption for anti-dilution. At December 31, 2014 and December 31, 2013, the fair value of the investor and placement agent warrants was approximately $1,067,954 and $690,000, respectively.

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

The following represents a reconciliation of the changes in fair value of warrants measured at fair value using Level 3 inputs during the year ended December 31, 2014:

(in $ thousands)	2013 Investor Warrants	2013 Placement Agent Warrants	2010 Investor Warrants	2010 Placement Agent Warrants	Total

Balance, December 31, 2013	$4,599	$460	$689	$1	$5,749

Issuances	-	-	-	-	-

Repurchase of warrants	-	-	(421)	-	(421)

Change in fair value	5,947	538	797	3	7,285

Balance, December 31, 2014	$10,546	$998	$1,065	$4	$12,613

NOTE 8.	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the effect that ASU No. 2014-09 will have on our consolidated financial statements and related disclosures.

No other new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material impact on our consolidated financial statements or disclosures.

NOTE 9.	LONG TERM DEBT

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

Simultaneously with the closing of the Loan, the Company redeemed those certain Industrial Revenue Bonds issued by the Pinellas County Industrial Development Authority and satisfied its obligations to its prior lender, PNC Bank, N.A (“PNC Bank”). In connection with the redemption of the Bonds, the Company paid PNC Bank $3,188,333 to satisfy its existing credit facility. In connection with the termination of the interest rates swap agreement with PNC Bank, the Company paid PNC Bank an additional $410,275.

Our future contractual obligations for agreements with initial terms greater than one year and agreements to purchase materials in the normal course of business are summarized as follows (in thousands):

Description	Years Ending December 31,
	2015	2016	2017	2018	2019	Thereafter
Purchase commitments	$2,840	$-	$-	$-	$-	$-
Long-term debt	239	239	2,934	-	-	-
Total	$3,079	$239	$2,934	$0	$-	$-

NOTE 10.	TAXES AND NET OPERATING LOSS CARRYFORWARDS

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. The tax effects of these temporary differences representing the components of deferred tax assets (liabilities) at December 31 were approximately as follows (in thousands):

	2014	2013
Deferred tax assets
Investment in subsidiary	-	128
Loss and credit carry-forwards	5,497	3,852
Stock based compensation	156	158
Inventory Reserve	361	-
Other	193	-
Total deferred tax assets	6,207	4,138

Deferred tax liabilities
Inventory	-	1
State taxes (capital)	(9)	(3)
Property and equipment	(416)	(346)
Intangibles	(376)	(365)
Unrecognized tax benefit liability for non-current temporary differences	-	(13)
Total deferred tax liabilities	(801)	(726)

Total Net Deferred Tax Assets	5,406	3,412

Valuation Allowance	(5,970)	-

Total Net Deferred Tax Assets/(Liabilities) , net of Valuation Allowance	$(564)	$3,412

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

Below is a reconciliation of the statutory federal income tax rate to our effective tax rate for the fiscal years ended December 31, 2014, 2013, and 2012:

	2014	2013	2012
Federal tax provision	34.0%	34.0%	34.0%
State taxes (net of federal benefit)	1.4%	2.6%	4.1%
Warrant gains	(18.8)%	-	-
Valuation allowance	(45.3)%	-	-
Other	(1.6)%	(9.3)%	(12.2)%
	(30.3)%	27.3%	25.9%

NOTE 11.	RETIREMENT PLAN

The Company provides a tax-qualified profit-sharing retirement plan under section 401(k) of the Internal Revenue Code for the benefit of eligible employees with an accumulation of funds for retirement on a tax-deferred basis and provides for annual discretionary contribution to individual trust funds.

All employees are eligible to participate. The employees may make voluntary contributions to the plan up to the maximum percentage allowed by the Internal Revenue Code. Vesting in employee matching contributions is graded and depends on the years of service. After three years from their date of hire, the employees are 100% vested. The Company makes matching contributions of 50% of the employee contributions up to a total of 3% of participant payroll. In 2014, the company re-instated the matching contribution which was suspended between 2009 through 2013 as a cost cutting measure.

NOTE 12.	OTHER RELATED PARTY TRANSACTIONS

Research and Development Consulting Services

A relative of Moshe Citronowicz, Bovie’s Senior Vice President, is considered a related party. Arik Zoran is a consultant of the Company doing business as AR Logic, Inc., a consulting firm owned by Arik Zoran, Mr. Citronowicz’s brother. On March 1, 2013 the Company amended the Consulting Services Agreement dated January 2011, extending the term of the existing agreement until December 31, 2014. The agreement shall automatically renew for additional one year periods, unless either party gives written notice of its desire not to renew at least one year prior to the expiration of the initial Term or renewal term. The agreement with AR Logic provides for a monthly retainer for engineering support for our existing generator product line and a separate hourly based fee structure for additional consulting related to new product lines. AR Logic has a royalty contract with us related to the creation and design of proprietary technology that is used in some of our generators. AR Logic was paid consulting fees of approximately $252,000, $266,600, and $223,500 during 2014, 2013, and 2012, respectively.

A second relative of Mr. Citronowicz is considered a related party. Yechiel Tsitrinovich is also a brother of Mr. Citronowicz, and acts as a consultant to the Company related to research and development of certain products. Mr. Tsitrinovich has a royalty contract with us related to the creation and design of a proprietary technology that is used in some of our generators. Mr. Tsitrinovich was paid a combination of consulting fees and royalties on previous product designs approximating $72,412, $72,890, and $77,218 for 2014, 2013, and 2012, respectively.

NOTE 13.	OTHER COMMITMENTS AND CONTINGENCIES

Property and Rental Agreements

In February 2014, we closed our executive offices located in Melville, New York. This facility had previously been leased for approximately $1,500 per month.

In March 2014, we signed a lease for offices located in Purchase, New York. The lease is for 3,650 square feet of office space with a monthly cost of approximately $8,500 per month.

We were obligated under an operating lease for a manufacturing and warehouse facility in St. Petersburg, Florida which lease required monthly payments of approximately $14,000, and expired on October 31, 2013.

The following is a schedule of approximate future minimum lease payments under operating leases as of December 31, 2014 (in thousands):

Property and rental agreements - approximate future minimum lease payments

2015	$109
2016	111
Therafter	462
Total	$682

Rent expense for the years ended December 31, 2014, 2013 and 2012 approximated $72,000, $228,000, and $256,000, respectively.

Purchase Commitments

At December 31, 2014, we had purchase commitments for inventories totaling approximately $2.8 million, substantially all of which is expected to be purchased by the end of 2015.

Employment Agreements

At December 31, 2014, we were obligated under six employment agreements which have expiration dates between June 2015 and December 2016.

Name	Contract Expiration Date
Robert L. Gershon	December, 2015
J. Robert Saron	December, 2015
Moshe Citronowicz	December, 2015
Andrew Makrides	December, 2016
John J. McCarthy	March, 2016
Peter L. Donato	May, 2016

Approximate future minimum payments under these agreements are as follows as of December 31, 2014 (in thousands):

2015	$1,625
2016	399
Total	$2,024

Employment contracts contain an automatic extension for a period of one year after the initial term unless we provide the executives with appropriate 60 days written notice pursuant to the contracts. The employment agreements provide, among other things, that the executive may be terminated as follows:

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

(d)

By Bovie, without cause, with the majority approval of the Board of Directors, for Mr. Makrides, Mr. Gershon, Mr. Saron, Mr. McCarthy, Mr. Donato, and Mr. Citronowicz at any time upon at least thirty (30) days prior written notice to the executive. In this case Bovie shall be obligated to pay the executive compensation in effect at such time, including all bonuses, accrued or prorated, and expenses up to the date of termination. Thereafter for Messrs Makrides, Saron, and Citronowicz for the period remaining under the contract, Bovie shall pay the executive the salary in effect at the time of termination payable weekly until the end of their contract.

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

On June 26, 2014, the Company entered into a Stipulation and Agreement of Settlement (“Stipulation of Settlement”) setting forth the terms of the settlement of the claims asserted against the Company in the Derivative Action. On July 7, 2014, the Court issued an Amended Order Preliminarily Approving Derivative Settlement and Providing for Notice (“Preliminary Order”) preliminarily approving the Stipulation of Settlement. On October 2, 2014, the Court entered an order and final judgment approving the Stipulation of Settlement.

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

In July of 2012, the stockholders approved the 2012 Share Incentive Plan covering a total of 750,000 shares of common stock issuable upon exercise of options to be granted under the plan. At December 31, 2014 approximately 290,333 remain to be issued in this plan.

The status of our stock options and stock awards are summarized as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2012	1,879,461	$3.81

Granted	897,000	$2.36
Reinstated	94,285	$7.00
Exercised	(51,000)	$1.38
Cancelled	(352,700)	$3.13
Outstanding at December 31, 2013	2,467,046	$3.55

Granted	592,000	$3.88
Exercised	(107,000)	$2.17
Cancelled and Forfeited	(87,857)	$2.80
Outstanding at December 31, 2014	2,864,189	$3.69

Exercisable at December 31, 2014	1,376,754	$4.32

	2013		2014							Weighted Average
Exercise Prices	2013 Number Outstanding	2013 Options Exercisable	Granted	Exercised	Vested	Cancelled	Forfeited	2014 Number Outstanding	2014 Options Exercisable	Remaining Contractual Life
$2.13	125,000	125,000	-	87,500	-	(37,500)	-	-	-	-
$2.25	319,000	319,000	-	9,500	-		-	309,500	309,500	1
$2.41	30,000	30,000	-	10,000	-	(20,000)	-	-	-	-
$2.93	35,000	35,000	-	-	-		-	35,000	35,000	1
$2.95	2,500	2,500	-	-	-	(2,500)	-	-	-	-
$6.93	20,000	20,000	-	-	-		-	20,000	20,000	2
$7.10	12,125	11,410	-	-	715		-	12,125	12,125	4
$7.18	50,000	50,000	-	-	-		-	50,000	50,000	5
$7.33	131,190	95,603	-	-	18,743		-	131,190	114,346	5
$7.68	7,500	7,500	-	-	-		-	7,500	7,500	4
$8.66	97,857	86,071	-	-	11,786		-	97,857	97,857	4
$6.60	500	500	-	-	-		-	500	500	5
$8.32	68,214	39,285	-	-	8,775		(6,786)	61,428	48,060	5
$7.85	7,500	4,286	-	-	1,071		-	7,500	5,357	5
$6.00	30,000	-	-	-	24,000		-	30,000	24,000	6
$7.45	100,000	100,000	-	-	-		-	100,000	100,000	6
$3.08	10,000	4,287	-	-	1,429		-	10,000	5,716	6
$2.46	74,160	48,926	-	-	9,778		(5,714)	68,446	58,704	6
$1.89	50,000	21,429	-	-	7,143		-	50,000	28,572	6
$2.80	10,000	2,857	-	-	1,020		(2,857)	7,143	3,877	7
$2.81	15,000	4,286	-	-	2,143		-	15,000	6,429	7
$2.79	46,000	20,667	-	-	12,667		-	46,000	33,334	8
$2.54	228,500	58,500	-	-	46,933	(12,500)	-	216,000	92,933	8
$3.79	100,000	20,000	-	-	20,000		-	100,000	40,000	8
$6.00	50,000	27,778	-	-	10,000		-	50,000	37,778	9
$2.50	10,000	-	-	-	2,000		-	10,000	2,000	9
$2.97	42,000	20,000	-	-	7,333		-	42,000	27,333	9
$2.20	45,000	20,000	-	-	8,333		-	45,000	28,333	9
$2.09	750,000	-	-	-	187,500		-	750,000	187,500	9
$3.90	-	-	213,000	-	-		-	213,000	-	10
$3.81	-	-	169,000	-	-		-	169,000	-	10
$3.63	-	-	35,000	-	-		-	35,000	-	10
$4.30	-	-	50,000	-	-		-	50,000	-	10
$4.05	-	-	30,000	-	-		-	30,000	-	10
$4.07	-	-	45,000	-	-		-	45,000	-	10
$3.50	-	-	50,000	-	-		-	50,000	-	10
	2,467,046	1,174,885	592,000	107,000	381,369	(72,500)	(15,357)	2,864,189	1,376,754

The number and weighted average grant-date fair values of options non-vested at the beginning and end of 2014, as well as options granted, vested and forfeited during the year was as follows:

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2014	1,292,161	$0.98

Granted in 2014	592,000	$1.87
Vested in 2014	(381,369)	$1.08
Forfeited in 2014	(15,357)	$2.15
Non-vested at December 31, 2014	1,487,435	$3.11

Common shares required to be issued upon the exercise of stock options and warrants would be issued from our authorized and unissued shares. We calculated the fair value of issued options utilizing a trinomial lattice with an expected life calculated via the simplified method as we do not have sufficient history to determine actual expected life.

The grant date fair value of options granted in 2014 was estimated on the grant date using a trinomial lattice option-pricing model and the following assumptions: expected volatility of 53% - 54%, expected term of 4-10 years, risk-free interest rates of 0.6%, and expected dividend yield of 0%.

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

As of December 31, 2014, the aggregate intrinsic value of all stock options outstanding and expected to vest was approximately $2,265,825 and the aggregate intrinsic value of currently exercisable stock options was approximately $1,101,468. The intrinsic value of each option share is the difference between the fair market value of our common stock and the exercise price of such option share to the extent it is “in-the-money”. Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $3.68 closing stock price of our common stock on December 31, 2014, the last trading day of 2014. The total number of in-the-money options outstanding and exercisable as of December 31, 2014 was approximately 819,231.

The total intrinsic value of options exercised during the years ended December 31, 2014, 2013, and 2012 was approximately $229,135, $76,000, and $58,000, respectively. Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option holder to exercise the options. The total cash proceeds received from the exercise of stock options was approximately $87,475 and $48,000 for the years ended December 31, 2014 and 2013, respectively, and zero due to the utilization of stock swaps only in 2012.

The total fair value of options granted during the years ended December 31, 2014, 2013, and 2012 was approximately $1,107,280, $672,000, and $390,000, respectively. The total fair value of option shares vested during the years ended December 31, 2014, 2013, and 2012, was approximately $412,638, $637,000, and $164,000, respectively.

During the year ended December 31, 2014, we issued 73,699 common shares in exchange for 107,000 employee and non-employee stock options and 33,301 common shares (via stock swaps). Net proceeds from the issuance of common shares along with the shares received in the stock swap exercises were approximately $80,475 for the year ended December 31, 2014.

Stock compensation cost recognized for the years ended December 31, 2014, 2013, and 2012 was approximately $388,000, $506,000, and $161,000, respectively. As of December 31, 2014, there was approximately $1,333,086 of total unrecognized stock-based compensation cost, related to unvested stock options granted under the Amended Plan. This cost is expected to be recognized over a weighted-average period of approximately 8 years.

Allocation of stock based compensation expense for the fiscal years ended December 31, 2014, 2013, and 2012 was as follows (in thousands):

	2014	2013	2012
Cost of Sales	$9	$12	$16
Research and development	50	34	37
Salaries and related costs	329	460	108
Total	$388	$506	$161

NOTE 16.	GEOGRAPHIC AND SEGMENT INFORMATION

International sales in 2014, 2013, and 2012 were 15.7%, 17.7%, and 21% of sales, respectively. Substantially all of these sales are denominated in U.S. dollars

Although we have only one reporting segment, beginning in 2014, management began analyzing revenue and other operating metrics across three operating segments.

Sales by Operating Segment (in thousands)	2014	2013	2012
Core	$24,322	$22,134	$22,160
OEM	3,150	1,484	5,509
J-Plasma	209	42	2
Total	$27,681	$23,660	$27,671

NOTE 17.	SELECTED QUARTERLY INFORMATION (UNAUDITED)

The following table sets forth certain unaudited quarterly data for each of the four quarters in the years ended December 31, 2014 and 2013, respectively. The data has been derived from the Company's unaudited consolidated financial statements that, in management's opinion, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information when read in conjunction with the Consolidated Financial Statements and Notes thereto. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2014
Total revenue	$6,482	$6,945	$6,788	$7,466
Gross profit	$2,756	$1,877	$1,919	$2,441
Net income (loss) attributable to common shareholders	$(9,811)	$29	$(2,976)	$(5,454)
(Loss) per basic share	$(0.55)	$-	$(0.17)	$(0.31)
Year ended December 31, 2013
Total revenue	$5,696	$6,042	$5,794	$6,128
Gross profit	$2,151	$2,230	$2,249	$2,568
Net (loss) attributable to common shareholders	$(409)	$(1,119)	$(341)	$(5,125)
(Loss) per basic share	$(0.02)	$(0.06)	$(0.02)	$(0.30)

NOTE 18.	OTHER SUBSEQUENT EVENT

None

NOTE 19.	RESTATEMENT OF 2013 STATEMENT OF OPERATIONS

We previously restated our 2013 10-K on May 8, 2014. The requirement to restate the Company’s basic and diluted earnings per share arose from the requirement to deduct $2.616 million attributable to the beneficial conversion feature of the Convertible Preferred Shares issued on December 13, 2013 and the accretion of $39,000 related to the preferred shares from December 13, 2013 through December 31, 2013, in calculating net loss attributable to common shareholders for the purposes of earnings per share, in accordance with ASC 480-10-S99-2-20. The impact of this change is an increase in basic and diluted loss per share of $0.15 to $0.40 for the year ended December 31, 2013.

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
3.3

Certificate of Designation of Preferences, Rights and Limitations of Series A 6% Convertible Preferred Stock of Bovie Medical Corporation (Incorporated by reference to the Registrant's report on Form 8-K filed December 16, 2013)

10.1	Employment Agreement dated May 5, 2014 between Bovie Medical Corporation and Peter L. Donato (Incorporated by reference to the Registrant's report on Form 8-K filed May 8, 2014)
10.2	Loan Agreement (Incorporated by reference to the Registrant's report on Form 8-K filed March 24, 2014)
10.3	Mortgage, Security agreement, Financial Statement and Assignment (Incorporated by reference to the Registrant's report on Form 8-K filed March 24, 2014)
10.4	Promissory Note (Incorporated by reference to the Registrant's report on Form 8-K filed March 24, 2014)
10.5	Assignment of Rents, Leases and Profits and Contracts (Incorporated by reference to the Registrant's report on Form 8-K filed March 24, 2014)
10.6	Security Agreement (Incorporated by reference to the Registrant's report on Form 8-K filed March 24, 2014)
10.7	Environmental Indemnity Agreement (Incorporated by reference to the Registrant's report on Form 8-K filed March 24, 2014)
14.1	Bovie Medical Corporation Code of Ethics (Incorporated by reference to the Registrant's report on Form 10-K/A filed March 31, 2011)
21.1	List of Subsidiaries*
31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
99.1	Stipulation of Settlment, dated June 26, 2014 (Incorporated by reference to the Registrant's report on Form 8-K filed July 2, 2014)
99.2	Amended order preliminarily approving Derivative Settlement and Providing Notice dated July 7, 2014 (Incorporated by reference to the Registrant's report on Form 8-K filed July 16, 2014)
99.3	Notice of Proposed Settlement of Derivative Action (Incorporated by reference to the Registrant's report on Form 8-K filed July 16, 2014)
99.4	Summary Notice of Proposed Settlement of Derivative Action (Incorporated by reference to the Registrant's report on Form 8-K filed July 16, 2014)
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

______________

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

52