Form 10-Q
period 2015-03-31
BOVIE MEDICAL Corp
filed 2015-05-08
CIK 719135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

The number of shares of the registrant's common stock $.001 par value outstanding as of May 5, 2015 was 23,876,751.

BOVIE MEDICAL CORPORATION

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

BOVIE MEDICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2015 AND DECEMBER 31, 2014

(in thousands)

	March 31,	December 31,
	2015	2014
	(Unaudited)
Assets
Current assets:

Cash and cash equivalents	$15,396	$5,733
Restricted cash	839	899
Trade accounts receivable, net	1,398	1,992
Inventories, net	6,130	5,727
Current portion of deposits	286	210
Prepaid expenses and other current assets	1,011	804

Total current assets	25,060	15,365

Property and equipment, net	7,011	6,947
Brand name and trademark	1,510	1,510
Purchased technology and license rights, net	404	431
Deposits, net of current portion	164	165
Other assets	439	415

Total assets	$34,588	$24,833

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2015 AND DECEMBER 31, 2014

(CONTINUED)

(in thousands)

	March 31,	December 31,
	2015	2014
	(unaudited)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,876	$1,553
Accrued payroll	118	197
Accrued vacation	209	181
Current portion of mortgage note payable	239	239
Accrued and other liabilities	1,634	1,596

Total current liabilities	4,076	3,766

Mortgage note payable, net of current portion	3,113	3,173
Deferred rents	22	23
Deferred tax liability	563	564
Derivative liabilities	622	12,613

Total liabilities	8,396	20,139

Commitments and Contingencies (see Notes 9 and 11)

Series A 6% convertible preferred stock, par value $0.001; 3,500,000 shares authorized, zero issued and outstanding as of March 31, 2015	--	3,190

Stockholders' equity:
Series B convertible preferred stock, par value $.001; 3,588,139 issued and outstanding as of March 31, 2015	4	--
Common stock, par value $.001 par value; 40,000,000 shares authorized; 23,335,894 issued and 23,192,815 outstanding as of March 31, 2015 and 17,995,409 issued and 17,852,330 outstanding as of December 31, 2014, respectively	23	18
Additional paid-in capital	41,155	29,334
Accumulated deficit	(14,990)	(27,848)

Total stockholders' equity	26,192	1,504

Total liabilities and stockholders' equity	$34,588	$24,833

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(UNAUDITED) (in thousands except per share data)

	Three Months Ended March 31,
	2015	2014

Sales	$6,128	$6,482
Cost of sales	3,454	3,726

Gross profit	2,674	2,756

Other costs and expenses:
Research and development	446	332
Professional services	331	258
Salaries and related costs	1,952	907
Selling, general and administrative	2,217	1,201

Total other costs and expenses	4,946	2,698

Income (loss) from operations	(2,272)	58

Interest expense, net	(40)	(28)
Change in fair value of liabilities, net	1,444	(9,599)
Total other income (expense), net	1,404	(9,627)

Loss before income taxes	(868)	(9,569)

Provision for income taxes, net	(8)	(38)

Net loss	$(876)	$(9,607)

Accretion on convertible preferred stock	(222)	(204)
Deemed dividend on conversion of warrants and Series A preferred stock to Series B convertible preferred stock	13,956	0
Net income (loss) attributable to common shareholders	$12,858	$(9,811)

Income (loss) per share
Basic	0.69	(0.55)
Diluted	0.57	(0.55)

Weighted average number of shares outstanding- basic	18,615	17,684
Weighted average number of shares outstanding - dilutive	20,470	17,684

The accompanying notes are an integral part of the consolidated financial statements.

 BOVIE MEDICAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD ENDED MARCH 31, 2015

(unaudited) (in thousands)

	Preferred Stock		Common Stock		Additional Paid-in
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total
December 31, 2014	-	-	17,854	$18	$29,334	$(27,848)	$1,504

Options exercised	-	-	5	-	11	-	11

Warrants exercised	-	-	198	-	438	-	438

Issuance of common stock	-	-	5,219	5	11,526	-	11,531

Conversion of Series A preferred stock and common warrants to Series B preferred stock	3,588	4	-	-	-	13,956	13,960

Stock based compensation	-	-	-	-	119	-	119

Stock swap to acquire options and warrants	-	-	(81)	-	(273)	-	(273)

Accretion on convertible preferred stock	-	-	-	-	-	(222)	(222)

Net loss	-	-	-	-	-	(876)	(876)

March 31, 2015	3,588	$4	23,195	$23	$41,155	$(14,990)	$26,192

The accompanying notes are an integral part of the consolidated financial statements.

 BOVIE MEDICAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(unaudited) (in thousands)

	2015	2014
Cash flows from operating activities
Net loss	$(876)	$(9,607)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	190	232
Amortization of intangible assets	27	--
Provision for inventory obsolescence	(77)	53
Gain on disposal of property and equipment, net	--	4
Stock based compensation	118	82
Non cash other income - warrants	(1,444)	9,599
Provision (benefit) for deferred taxes	--	34
Changes in current assets and liabilities:
Trade receivables	594	(245)
Prepaid expenses	(207)	(437)
Inventories	(327)	95
Deposits and other assets	(99)	(203)
Accounts payable	323	(29)
Litigation settlement liability	--	(441)
Accrued and other liabilities	(13)	(186)
Net cash used in operating activities	(1,791)	(1,049)

Cash flows from investing activities
Purchases of property and equipment	(254)	(75)
Net cash used in investing activities	(254)	(75)

Cash flows from financing activities
Proceeds from stock options/warrants exercised	177	--
Change in restricted cash	60	--
Change in mortgage note payable	(60)	3,592
Proceeds from issuance of common shares, net	11,531	--
Repayment of industrial revenue bonds	--	(3,257)
Repurchase of warrants	--	(421)
Net cash provided by (used in) financing activities	11,708	(86)

Net change in cash and cash equivalents	9,663	(1,210)

Cash and cash equivalents, beginning of period	5,733	7,924

Cash and cash equivalents, end of period	$15,396	$6,714

Cash paid during the three months ended March 31, 2015 and 2014 for:
Interest	$40	$28
Income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

Unless the context otherwise indicates, the terms “we,” “our,” “us,” “Bovie,” and similar terms refer to Bovie Medical Corporation and its consolidated subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared based upon SEC rules that permit reduced disclosure for interim periods. For a more complete discussion of significant accounting policies and certain other information, please refer to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown, including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year.

Certain amounts in the March 31, 2014 and December 31, 2014 financial statements have been reclassified to conform to the presentation in the March 31, 2015 financial statements.

NOTE 2. INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined principally on the average cost method. Inventories at March 31, 2015 and December 31, 2014 were as follows (in thousands):

	March 31,	December 31,
	2015	2014

Raw materials	$3,806	$4,162
Work in process	1,729	1,230
Finished goods	1,595	1,412
Gross inventories	7,130	6,804
Less: reserve for obsolescence	(1,000)	(1,077)

Net inventories	$6,130	$5,727

NOTE 3. INTANGIBLE ASSETS

At March 31, 2015 and December 31, 2014 intangible assets consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014

Trade name (life indefinite)	$1,510	$1,510

Purchased technology (9-17 yr life)	$1,441	$1,441
Less: accumulated amortization	(1,037)	(1,010)

Net carrying amount	$404	$431

License rights (5 yr life)	$316	$316
Less accumulated amortization	(316)	(316)
Net carrying amount	$-	$-

Amortization of intangibles, which is included in depreciation and amortization in the accompanying statements of cash flows, was approximately $27,000 and $49,000 during the respective three month periods ended March 31, 2015 and 2014.

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

The following represents a reconciliation of the changes in fair value of warrants measured at fair value using Level 3 inputs during the quarter ended March 31, 2015:

(in $ thousands)	2013 Investor Warrants	2013 Placement Agent Warrants	2010 Investor Warrants	2010 Placement Agent Warrants	Total

Balance, December 31, 2014	$10,546	$998	$1,065	$4	$12,613

Issuances	-	-	-	-	-

Exchange of warrants (1)	(10,546)	-	-	-	(10,546)

Change in fair value	-	(597)	(845)	(2)	(1,444)

Balance, March 31, 2015 (2)	$-	$401	$220	$2	$622

______________

(1)

Represents the fair value carrying amount of 5,250,000 warrants that, along with 3,500,000 Series A Preferred shares, were exchanged for 3,588,139 shares of Series B Preferred stock exercisable into 7,176,298 shares of common stock. Resulting in a deemed dividend to the preferred shareholders of $13,956,000.

(2)

The warrants are valued using a trinomial lattice valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in the model at March 31, 2015 included the market price of our common stock, an expected dividend yield of zero, the remaining period to the expiration date of the warrants, expected volatility of our common stock over the remaining life of the warrants of 51.6%, estimated based on a review of our historical volatility, and risk-free rates of return of 0.12% for the 2010 warrants and 1.65% for the 2013 warrants based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the warrants. We also take into consideration a probability assumption for anti-dilution.

NOTE 6. EARNINGS PER SHARE (in thousands, except EPS)

We compute basic earnings per share (“basic EPS”) by dividing the net loss by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding (primarily stock options). The following table provides the computation of basic and diluted earnings per share for the three month periods ending March 31, 2015 and 2014.

	Three Months Ended
	March 31,
(in thousands, except per share data)	2015	2014
Numerator:
Net income (loss) available to common shareholders	$12,858	$(9,811)
Effect of dilutive securities
Derivative liability - warrants	$(1,444)	$-
Accretion on convertible preferred stock	$222	$-
Numerator for diluted income (loss) per common share	$11,636	$(9,811)

Denominator:
Weighted average shares used to compute basic income (loss) per common share	18,615	17,684
Effect of dilutive securities:
Derivative liability - warrants	326	-
Convertible preferred stock	1,116	-
Stock options	413	-
Denominator for diluted income (loss) per common share	20,470	17,684

Basic income (loss) per common share	$0.69	$(0.55)
Diluted income (loss) per common share	$0.57	$(0.55)

For the three months ended March 31, 2014, options and warrants to purchase approximately 7.5 million shares of common stock respectively, were excluded from the computation of diluted earnings per share because their effects were anti-dilutive. For the three months ended March 31, 2014, the conversion of Series A Preferred Stock into 3,500,000 shares of common stock was excluded from the computation of diluted earnings per share because its effect is anti-dilutive.

NOTE 7.   STOCK-BASED COMPENSATION

Under our stock option plan, our board of directors may grant options to purchase common shares to our key employees, officers, directors and consultants. We account for stock options in accordance with FASB ASC Topic 718, Compensation – Stock Compensation, with option expense amortized over the vesting period based on the trinomial lattice option-pricing model fair value on the grant date, which includes a number of estimates that affect the amount of our expense. During the three months ended March 31, 2015, we expensed approximately $118,575 in stock-based compensation.

Activity in our stock options during the period ended March 31, 2015 was as follows:

	Number of	Weighted Average Exercise Price
	Options
	(in thousands)

Outstanding at December 31, 2014	2,864	$3.69

Granted	40	$3.58
Exercised	(5)	$2.25
Cancelled	-	$-
Outstanding at March 31, 2015	2,899	$3.69

The grant date fair value of options granted during the first three months of 2015 were estimated on the grant date using a trinomial lattice option-pricing model and the following assumptions: expected volatility of 54%, expected term of between 5-8 years, risk-free interest rate of 0.02%, and expected dividend yield of 0%.

Expected volatility is based on a five year average of the historical volatility of the Company's stock. Previous to December 2013, we used a weighted average of our historical volatility combined with a peer group of companies’ volatility, which had openly traded stock options on the options market and weighted to percentages relative to our stock and the peer group at a 50%/50% weighting. The risk-free rate is based on the rate of U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the options. The Company uses historical data to estimate pre-vesting forfeiture rates.

During the three months ended March 31, 2015, we issued 5,000 shares upon the exercise of outstanding stock options.

NOTE 8. INCOME TAXES

We utilize the liability method of accounting for income taxes as set forth in ASC 740. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In determining the need for valuation allowances we consider projected future taxable income and the availability of tax planning strategies.

We have deferred tax assets mainly from net operating loss and tax credit carry forwards available in certain jurisdictions. During the fourth quarter 2014, management concluded that it is more likely than not that the Company will not realize its net deferred tax assets, and the Company establish a full valuation against it net deferred tax assets with finite life.

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

NOTE 9. COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

In March 2014, we entered into a lease for offices located in Purchase, New York. The lease is for 3,650 square feet of office space.

The following is a schedule of approximate future minimum lease payments under operating leases having remaining terms in excess of one year as of March 31, 2015 for the calendar years ended December 31, 2015 and 2016 (in thousands):

2015	$81
2016	111
Therafter	378
Total	$570

Rent expense approximated $27,000 and $12,000 for the three month periods ending March 31, 2015 and 2014 respectively.

Other future contractual obligations for agreements with initial terms greater than one year and agreements to purchase materials in the normal course of business are summarized as follows (in thousands):

	Years Ending December 31,
Description	2015	2016	2017
Purchase commitments	$4,574	$-	$-
Long-term debt	239	239	2,874
Total	$4,813	$239	$2,874

Litigation

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

Concentrations

Our ten largest customers accounted for approximately 65.6% and 58.7% of net revenues for the three months ended March 31, 2015 and 2014 respectively. For the three months ended March 31, 2015, McKesson, NDC, and Medline accounted for 18.9%, 13.8% and 11.0% of our sales, while for the same three month period ended in 2014, Arthrex accounted for 10.1% of our sales.

NOTE 10.  RELATED PARTY TRANSACTIONS

A relative of Moshe Citronowicz, Bovie’s Senior Vice President, is considered a related party. Arik Zoran is a consultant of the Company doing business as AR Logic, Inc., a consulting firm owned by Arik Zoran, Mr. Citronowicz’s brother. On March 1, 2013 the Company amended the Consulting Services Agreement dated January 2011, extending the term of the existing agreement until December 31, 2014. The agreement shall automatically renew for additional one year periods, unless either party gives written notice of its desire not to renew at least one year prior to the expiration of the initial Term or renewal term. The agreement with AR Logic provides for a monthly retainer for engineering support for our existing generator product line and a separate hourly based fee structure for additional consulting related to new product lines. AR Logic has a royalty contract with us related to the creation and design of proprietary technology that is used in some of our generators. AR Logic was paid consulting fees of approximately $71,610 and $89,000 during the three months ended March 31, 2015 and 2014, respectively.

A second relative of Mr. Citronowicz is considered a related party. Yechiel Tsitrinovich is also a brother of Mr. Citronowicz, and acts as a consultant to the Company related to research and development of certain products. Mr. Tsitrinovich has a royalty contract with us related to the creation and design of a proprietary technology that is used in some of our generators. Mr. Tsitrinovich was paid a combination of consulting fees and royalties on previous product designs approximating $23,763 and $18,700 during the three months ended March 31, 2015 and 2014, respectively.

NOTE 11. LONG TERM DEBT

On March 20, 2014, the Company entered into a transaction with The Bank of Tampa, a Florida banking corporation (“Lender”) wherein Lender extended to the Company a mortgage loan in the principal amount of $3,592,000 (the “Loan”). The obligations under the Loan are secured by a first mortgage and security interest in the Company’s Clearwater, Florida facility as well as an assignment of the Company’s accounts receivable. In addition, the Company has pledged an interest in a certificate of deposit in the amount of $839,000 as additional collateral. The amount of the additional collateral required declines on a pro rata basis as principal is paid. The initial maturity date of the Loan is March 20, 2017; however the Company has an option to extend the maturity date until March 20, 2022.

Borrowings under the Loan bear interest at LIBOR plus 3.5%, with a fixed monthly principal payment of $19,956. The interest rate at March 31, 2015 was 3.681%

The Loan documents contain customary financial covenants, including a covenant that the Company maintains a minimum liquidity of $750,000. Although there is no Debt Service Coverage Ratio (as defined in the Loan Agreement) for the initial term of the Loan, should the Company desire to extend the Loan beyond three years, the Company must maintain a Debt Service Coverage Ratio for each of the preceding four quarters of not less than 1.0 to 1.0. In the event the Loan is extended, the Debt Service Coverage Ratio must not be less than 1.2 to 1.0.

NOTE 12. GEOGRAPHIC AND PRODUCT LINE INFORMATION

International sales represented approximately 14.7% of total revenues for the first three months of 2015, as compared with 17.0% for the first three months of 2014.

	Three months ended March 31,		Percent
	2015	2014	Change
Sales by Domestic and International (in 000's)
Domestic	$5,225	$5,381	-2.9%
International	903	1,101	-18.0%

Total	$6,128	$6,482	-5.5%

Although we have only one reporting segment, beginning in 2014, management began analyzing revenue and other operating metrics across three operating categories.

Sales by Operating Category (in 000's)
Core	$5,525	$5,431	1.7%
OEM	320	1,020	-68.6%
J-Plasma	283	31	812.9%

Total	$6,128	$6,482	-5.5%

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

We are also the developer of J-Plasma®; a patented plasma-based surgical product which we believe has the potential to be a transformational product for surgeons. J-Plasma utilizes a helium ionization process that produces a stable, focused beam of ionized gas that provides surgeons with greater precision, minimal invasiveness and an absence of conductive currents during surgery. While currently in the early stages of commercialization, J-Plasma has been the subject of five independent white papers and has been cited therein for its clinical utility in gynecological surgeries and dermatologic/facial plastic surgery procedures.

In March, 2015, the Company closed its previously-announced underwritten public offering of a total 5,218,749 shares of common stock, par value $0.001 per share at a price to the public of $2.50 per share, resulting in net proceeds of approximately $11.5 million, after deducting underwriting discounts and commissions and estimated offering expenses. The Company intends to use the proceeds from the offering for operating costs, capital expenditures and for general corporate purposes, including working capital. Craig-Hallum Capital Group LLC (“Craig-Hallum”) acted as the sole managing underwriter for the offering.

Concurrently with the underwriting, the Company closed on the transactions contemplated under the exchange agreement with certain investors (the “Investors”) with respect to which Great Point Partners, LLC acts as investment manager. Pursuant to the terms of the Exchange Agreement, the Company issued 3,588,139 shares of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”) in exchange for 3,500,000 shares of the Company’s Series A 6% Convertible Preferred Stock and warrants to purchase up to 5,250,000 shares of our common stock in the aggregate which were previously issued in conjunction with the sale of the Company’s Series A 6% Convertible Preferred Stock to the Investors in a December 13, 2013 offering, as well as accrued and unpaid preferred dividends. The Series B Preferred Stock is convertible into an aggregate of 7,176,278 shares of the Company’s common stock.

The majority of our products currently are marketed through medical distributors, which distribute to more than 6,000 hospitals and to doctors and other healthcare facilities. New distributors are contacted through responses to our advertising in international and domestic medical journals and our presence at domestic and international trade shows

International sales represented approximately 14.7% of total revenues for the first three months of 2015, as compared with 17.0% for the first three months of 2014. Management estimates our products have been sold in more than 150 countries through local dealers coordinated by sales and marketing personnel at our Clearwater, Florida facility. International sales of the company have declined, which management attributes to a stronger dollar relative to foreign currencies. In the Middle East and some Latin American countries, lower oil prices negatively impact government funded healthcare, and political and civil unrest in some countries make those markets increasingly volatile and unpredictable.

During 2014, we commenced full scale commercialization efforts for J-Plasma. As of March 31, 2015, we had a direct sales force consisting of 16 field-based selling positions, and, coupled with our independent manufacturer’s representatives, gives us a total sales force of 33. This is a hospital focused selling organization with its focus on the use of J-Plasma for operating room procedures. In addition, we have invested in training programs and marketing-related activities to support accelerated adoption of J-Plasma.

We are continuing to make substantial investments in the development and marketing of our J-Plasma technology for the long term benefit of the Company and its stakeholders, and this may adversely affect our short term profitability and cash flow, particularly over the next 12 to 24 months. While we believe that these investments have the potential to generate additional revenues and profits in the future, there can be no assurance that J-Plasma will be successful or that such future revenues and profitability will be realized. From June of 2010 through December 31, 2014, we invested approximately $5.5 million in the development and marketing of our J-Plasma technology and an additional approximately $1.3 million in the three months ended March 31, 2015, bringing the total investment to approximately $6.8 million since inception.

We strongly encourage investors to visit our website: www.boviemedical.com to view the most current news and to review our filings with the Securities and Exchange Commission.

Results of Operations –Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Sales

	Three months ended
	March 31,		Percent
	2015	2014	Change
Sales by Product Line (in 000's)
Electrosurgical	$3,738	$3,965	-5.7%
Cauteries	1,526	1,551	-1.6%
Other	864	966	-10.6%

Total	$6,128	$6,482	-5.5%

Sales by Domestic and International (in 000's)
Domestic	$5,225	$5,381	-2.9%
International	903	1,101	-18.0%

Total	$6,128	$6,482	-5.5%

Sales by Operating Category (in 000's)
Core	$5,525	$5,431	1.7%
OEM	320	1,020	-68.6%
J-Plasma	283	31	812.9%

Total	$6,128	$6,482	-5.5%

Sales for the three months ended March 31, 2015 declined 5.5% or approximately $354,000 over the same period in 2014. Higher core product sales in electrodes, and lighting and an eight-fold increase in J-Plasma sales partly offset the reduction in OEM sales, where several projects underway are not scheduled to go into production until later this year.

Our ten largest customers accounted for approximately 65.6% and 58.7% of net revenues for the three months ended March 31, 2015 and 2014 respectively. For the three months ended March 31, 2015, McKesson, NDC, and Medline accounted for 18.9%, 13.8% and 11.0% of our sales, while for the same three month period ended in 2014, Arthrex accounted for 10.1% of our sales.

Gross Profit

	Three months
	ended March 31,		Percent of sales		Percent
(in thousands)	2015	2014	2015	2014	change
Cost of sales	$3,454	$3,726	56.4%	57.5%	-7.3%

Gross profit	$2,674	$2,756	43.6%	42.5%	-3.0%

Gross profit increased as a percentage of sales by approximately 1.1% for the period ending March 31, 2015 compared to the same period in 2014. The increase in our gross profit percentage resulted from a 5.9% decrease in manufactured overhead as a percentage of sales, offset by a 4.6% increase in direct labor costs as a percentage of sales, and a 0.2% increase in direct material costs as a percentage of sales.

We do not anticipate any material impact to our gross profit, material costs, or other costs as a result of the effect of inflation or any material impact of changing prices on net revenue.

Research and Development

	Three months
	ended March 31,		Percent of sales		Percent
(in thousands)	2015	2014	2015	2014	change
R & D Expense	$446	$332	7.3%	5.1%	34.3%

Research and development costs increased 34.3% for the period ending March 31, 2015 compared to the same period in 2014. We have incurred increased spending on labor costs, partially offset by a reduction in consulting and other costs as we continue to develop enhancements and complimentary items to our next generation of J-Plasma and core products.

Professional Fees

	Three months
	ended March 31,		Percent of sales		Percent
(in thousands)	2015	2014	2015	2014	change
Professional services	$331	$258	5.4%	4.0%	28.3%

Our professional fees increased by approximately $73,000 during the three months ended March 31, 2015 compared to the same period in 2014, mainly attributable to increased expenses for investor relations, accounting and consulting fees, partially offset by decreased legal costs of approximately $28,000.

Salaries and related costs

	Three months
	ended March 31,		Percent of sales		Percent
(in thousands)	2015	2014	2015	2014	change
Salaries & related cost	$1,952	$907	31.9%	14.0%	115.2%

During the three months ended March 31, 2015 compared to the same period in 2014, salary costs increased by 115.2% or approximately $1,045,000. The approximate increases were primarily the result of the additional salary expense related to our J-Plasma direct sales team of $572,000, core direct sales team of $89,000 and executive and administrative headcount and related costs of $378,000.

Selling, General & Administrative Expenses

	Three months
	ended March 31,		Percent of sales		Percent
(in thousands)	2015	2014	2015	2014	change
SG & A costs	$2,217	$1,201	36.2%	18.5%	84.6%

Selling, general and administrative costs increased by approximately $1,016,000 or 84.6% for the three month period ending March 31, 2015 as compared to the same period in 2014. This increase was the result of several increases and decreases in various SG&A costs. Some of the approximate cost increases we experienced were approximately $210,000 related to advertising and marketing, $176,000 for sales commissions, $115,000 for valuation services, travel and entertainment of $262,000, dues and subscriptions of $65,000, utilities and maintenance of $24,000, office and computer supplies and other expenses of $81,000, regulatory and taxes of $28,000.

Other Income (expense)

	Three months
	ended March 31,		Percent of sales		Percent
(in thousands)	2015	2014	2015	2014	change
Interest income (expense)	$(40)	$(28)	-0.7%	-0.4%	42.9%

Change in fair value of derivative liabilities	$1,444	$(9,599)	23.6%	-148.0%	-115.0%

Interest Expense

Net interest expense increased by approximately $12,000 or 42.9% the three months ended March 31, 2015 as compared with the same period in 2014. The increase in the net interest expense is a result of the debt refinancing which occurred March 20, 2014.

Change in Fair Value of Derivative Liabilities

On December 13, 2013, we entered into a securities purchase agreement pursuant to which we issued 3,500,000 shares of our Series A 6% Convertible Preferred Stock with a stated value of $2.00 per share (for an aggregate of $7 million) and 5,250,000 warrants to purchase our common stock, at an exercise price of $2.387 per share. We also issued 525,000 warrants to the placement agent. At December 13, 2013, the investor and placement agent warrants were valued at approximately $4,384,000 and $438,000, respectively. The warrants are accounted for as derivative financial instruments at fair value and are re-valued each reporting period.

On March 17, 2015, we closed on the transactions contemplated under the exchange agreement (the “Exchange Agreement”) entered into on March 11, 2015 with certain investors (the “Investors”) with respect to which Great Point Partners, LLC acts as investment manager. Pursuant to the terms of the Exchange Agreement, we issued 3,588,139 shares of our Series B Convertible Preferred Stock (the “Series B Preferred Stock”) in exchange for 3,500,000 shares of our Series A 6% Convertible Preferred Stock and warrants to purchase up to 5,250,000 shares of our common stock in the aggregate which were previously issued in conjunction with the sale of our Series A 6% Convertible Preferred Stock to the Investors in a December 13, 2013 offering, as well as accrued and unpaid preferred dividends. The Series B Preferred Stock is convertible into an aggregate of 7,176,278 shares of our common stock, upon the terms set forth in the Certificate of Designation. As a result of this transaction, we recorded a deemed dividend to the preferred shareholders of $13,956,000.

At March 31, 2015, the placement agent warrants were valued at $401,189, and we recognized an aggregate gain related to their change in value of approximately $597,000.

In 2010, we issued warrants to investors and to our placement agent in connection with an equity offering. The warrants issued to the investors contain anti-dilution protection in the event we issue securities at a price lower than the exercise price of the warrants. As a result of the issuance of our Series A 6% Convertible Preferred Stock on December 13, 2013, the exercise price of the investor warrants issued in 2010 was reduced from $6.00 per share to $2.00 per share and the number of warrants was increased proportionately. The 2010 investor and placement agent warrants, which are accounted for as derivative financial instruments at fair value, were valued at approximately $221,000 and $1,431,000 at March 31, 2015 and March 31, 2014, respectively, and we recognized a non-cash net gain for the period ended March 31, 2015 of approximately $847,000 versus a non-cash loss of approximately $1,161,000 for the three month period ended March 31, 2014.

On March 31, 2014, the Company entered into an agreement with an existing warrant holder from the April 2010 capital raise pursuant to which the Company repurchased warrants exercisable into 142,857 shares of Common Stock for an aggregate purchase price of $420,571.

Income Taxes

While we are subject to U.S. federal income tax as well as income tax of certain state jurisdictions, during the three months ended March 31, 2015, our current provision was zero because the net effect of our permanent and temporary differences resulted in us recognizing a loss for tax purposes. Our effective tax rate of zero for the three months ended March 31, 2015 differed from the statutory tax rates primarily because we recognized certain losses from the fair value adjustments for financial statement purposes that are not expected to reverse (i.e. permanent differences).

Net Income (loss)

	Three months
	ended March 31,		Percent of sales		Percent
(in thousands)	2015	2014	2015	2014	change
Net Income/(Loss)	$(876)	$(9,607)	-14.3%	-148.2%	90.9%
Accretion on convertible preferred stock	(222)	(204)	-3.6%	-3.1%	8.8%
Deemed dividend on conversion of warrants and Series A preferred stock to Series B convertible preferred stock	13,956	-	227.7%	-	n/a
Net Income/(loss) attributable to common shareholders	12,858	(9,811)	209.8%	-151.4%	231.1%

Product Development

We have developed most of our products and product improvements internally. Funds for this development have come primarily from our internal cash flow and equity issuances. We maintain close working relationships with physicians and medical personnel in hospitals and universities who assist in product research and development. New and improved products play a critical role in our sales growth. We continue to emphasize the development of proprietary products and product improvements to complement and expand our existing product lines. Our research and development team members are based in our Florida office.

Reliance on Collaborative, Manufacturing and Selling Arrangements

We manufacture the majority of our products on our premises in Clearwater, Florida. Labor-intensive sub-assemblies and labor-intensive products may be out-sourced to our specification. Although we sell through distributors, we market our products through national trade journal advertising, direct mail, distributor sales representatives and trade shows, under the Bovie name, the Bovie/Aaron name and private label. Major distributors include Cardinal Health, Independent Medical Co-Op Inc. (IMCO), McKesson Medical Surgical, Inc., Medline, National Distribution and Contracting Inc. (NDC), Owens & Minor. If any of these distributor relationships are terminated or not replaced, our revenue from the territories served by these distributors could be adversely affected.

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

We also have collaborative arrangements with four key foreign suppliers under which we request the development of certain items and components and we purchase them pursuant to purchase orders. Our purchase order commitments are never more than one year in duration and are supported by our sales forecasts. The majority of our raw materials are purchased from sole-source suppliers. While we believe we could ultimately procure other sources for these components, should we experience any significant disruptions in this key supply chain, there are no assurances that we could do so in a timely manner which could render us unable to meet the demands of our customers, resulting in a material and adverse effect on our business and operating results. Over the past few years we have expanded the use of our Bulgarian supplier who manufactures a substantial number of our generator and accessory components. We anticipate expanding this relationship further to include manufacturing a large number of our J-Plasma components

Liquidity and Capital Resources

Our working capital at March 31, 2015 of approximately $21 million increased by approximately $9.4 million when compared to December 31, 2014. Accounts receivable days of sales outstanding were 26.9 days and 37.3 days at March 31, 2015 and 2014, respectively. The number of days worth of sales in inventory, which is the total inventory available for production divided by the 12 month average cost of materials , decreased 26 days to 241 days equating to an inventory turn ratio of 2.0 at March 31, 2015 from 267 days and an inventory turn ratio of 1.2 at March 31, 2014. The lower number of days worth of sales is mainly due to reduced inventory levels year over year as we wrote off excess and obsolete inventory and adjusted for product mix.

On March 17, 2015, we closed our underwritten public offering of 4,800,000 shares of common stock, par value $0.001 per share at a price to the public of $2.50 per share, resulting in net proceeds of approximately $10.6 million, after deducting underwriting discounts and commissions and estimated offering expenses. We intend to use the proceeds from the offering for operating costs, capital expenditures and for general corporate purposes, including working capital. Craig-Hallum Capital Group LLC (“Craig-Hallum”) acted as the sole managing underwriter for the offering.

On March 31, 2015 Craig-Hallum exercised a portion of its over-allotment option to purchase an additional 418,749 shares of common stock at an aggregate price of $2.50 per share, resulting in net proceeds of approximately $900,000. After closing of the over-allotment, the total number of shares sold by the Company in the offering was 5,218,749.

We used cash in operations of approximately $1.79 million for the three months ended March 31, 2015, compared to cash used in operations of approximately $1.05 million for the same period in 2014, an increase of cash used in operations of approximately $0.74 million which was attributable to our on-going and accelerated J-Plasma product commercialization efforts.

During the three month period ended March 31, 2015, we used approximately $254,000 for the purchase of property and equipment as compared to purchases amounting to approximately $75,000 for the same period in 2014.

Cash provided by financing activities for the three month period ended March 31, 2015 of approximately $11.7 million was attributable to the proceeds from the public offering and the exercise of warrants. We used cash in financing activities of approximately $86,000 during the first three months of 2014.

On March 20, 2014, we entered into a transaction with The Bank of Tampa, a Florida banking corporation (“Lender”) wherein Lender extended to us a mortgage loan in the principal amount of $3,592,000 (the “Loan”). The obligations under the Loan are secured by a first mortgage and security interest in our Clearwater, Florida facility as well as an assignment of our accounts receivable. In addition, we have pledged an interest in a certificate of deposit in the amount of $839,000 as additional collateral. The amount of the additional collateral required declines on a pro rata basis as principal is paid. The initial maturity date of the Loan is March 20, 2017; however we have an option to extend the maturity date until March 20, 2022.

Borrowings under the Loan bear interest at LIBOR plus 3.5%, with a fixed monthly principal payment of $19,956. The interest rate at March 31, 2015 was 3.681%

The Loan documents contain customary financial covenants, including a covenant that the Company maintains a minimum liquidity of $750,000. Although there is no Debt Service Coverage Ratio (as defined in the Loan Agreement) for the initial term of the Loan, should we desire to extend the Loan beyond three years, we must maintain a Debt Service Coverage Ratio for each of the preceding four quarters of not less than 1.0 to 1.0. In the event the Loan is extended, the Debt Service Coverage Ratio must not be less than 1.2 to 1.0.

Our future contractual obligations for agreements with initial terms greater than one year and agreements to purchase materials in the normal course of business are summarized as follows (in thousands):

Description	Years Ending December 31,
	2015	2016	2017
Purchase commitments	$4,574	$-	$-
Long-term debt	239	239	2,874
Total	$4,813	$239	$2,874

We are continuing to make substantial investments in the development and marketing of our J-Plasma technology for the long term benefit of the Company and its stakeholders, and this may adversely affect our short term profitability and cash flow, particularly over the next 12 to 24 months. While we believe that these investments have the potential to generate additional revenues and profits in the future, there can be no assurance that J-Plasma will be successful or that such future revenues and profitability will be realized. From June of 2010 through December 31, 2014, we invested approximately $5.5 million in the development and marketing of our J-Plasma technology and an additional approximately $1.3 million in the three months ended March 31, 2015, bringing the total investment to approximately $6.8 million since inception

Critical Accounting Estimates

In preparing the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), we have adopted various accounting policies. Our most significant accounting policies are disclosed in Note 2 to the consolidated financial statements included in our report on Form 10-K for the year ended December 31, 2014, which we filed on February 27, 2015.

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

Liabilities valued at fair value

Certain financial instruments, such as warrants, which are indexed to our common stock, are classified as liabilities when either: (a) the holder possesses rights to net-cash settlement or (b) physical or net-share settlement is not within our control. In such instances, net-cash settlement is assumed for financial accounting and reporting purposes, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded, and continuously carried, at fair value (see Note 5 of the consolidated financial statements).

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

Income taxes

We utilize the liability method of accounting for income taxes as set forth in ASC 740. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In determining the need for valuation allowances we consider projected future taxable income and the availability of tax planning strategies.

We have deferred tax assets mainly from net operating loss and tax credit carry forwards available in certain jurisdictions. During the fourth quarter 2014, management concluded that it is more likely than not that the Company will not realize its net deferred tax assets, and the Company establish a full valuation against it net deferred tax assets with finite life.

We asses our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available as of the reporting date. For those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that my potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.

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

Recent Accounting Pronouncements

See Note 4 of the consolidated financial statements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Our short-term investments consist of cash, cash equivalents and overnight investments. As such we do not believe we are exposed to significant interest rate risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. If a 10% change in interest rates were to have occurred on March 31, 2015, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of March 31, 2015. Based upon that evaluation, our CEO and CFO concluded that, as of the end of that period, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f)) during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2014, in response to Item 1A to Part 1 of Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

1.1	Underwriting Agreement (incorporated by reference to Exhibit 1.1 to the Registrant’s report on Form 8-K filed March 12, 2015)

3.1

Certificate of Designation of Preferences, Rights, and Limitations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s report on Form 8-K filed March 12, 2015)

10.1	Exchange Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K filed March 11, 2015)

10.2	Registration Rights Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K filed March 17, 2015)

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

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Financial Statements from the Quarterly Report on Form 10-Q of Bovie Medical Corporation for the three months ended March 31, 2015, filed on May 8, 2015, formatted in XBRL.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bovie Medical Corporation

Dated: May 8, 2015	By:	/s/ Robert L. Gershon
Robert Gershon
Chief Executive Officer and
(Principal Executive Officer)

Dated: May 8, 2015	By:	/s/ Peter L. Donato
Peter L. Donato
Chief Financial Officer,
Treasurer, and Secretary
(Principal Financial Officer)

