Form 10-Q
period 2015-06-30
BOVIE MEDICAL Corp
filed 2015-08-07
CIK 719135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

(914) 468-4009

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant's common stock $.001 par value outstanding as of August 5, 2015 was 27,194,251.

BOVIE MEDICAL CORPORATION

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2015

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

BOVIE MEDICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2015 AND DECEMBER 31, 2014

(in thousands)

	June 30,	December 31,
	2015	2014
	(Unaudited)
Current assets:

Cash and cash equivalents	$14,087	$5,733
Restricted cash	839	899
Trade accounts receivable, net	2,042	1,992
Inventories, net	6,350	5,727
Current portion of deposits	263	210
Prepaid expenses and other current assets	963	804

Total current assets	24,544	15,365

Property and equipment, net	7,043	6,947
Brand name and trademark	1,510	1,510
Purchased technology and license rights, net	377	431
Deposits, net of current portion	165	165
Other assets	489	415

Total assets	$34,128	$24,833

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2015 AND DECEMBER 31, 2014

(CONTINUED) (in thousands)

	June 30,	December 31,
	2015	2014
	(unaudited)
Current liabilities:
Accounts payable	$1,743	$1,553
Accrued payroll	80	197
Accrued vacation	244	181
Current portion of mortgage note payable	239	239
Accrued and other liabilities	1,544	1,596

Total current liabilities	3,850	3,766

Mortgage note payable, net of current portion	3,053	3,173
Deferred rents	23	23
Deferred tax liability	564	564
Derivative liabilities	532	12,613

Total liabilities	8,022	20,139

Commitments and Contingencies (see Notes 9 and 11)

Series A 6% convertible preferred stock, par value $0.001; 3,500,000 shares authorized, zero issued and outstanding as of June 30, 2015	--	3,190

Stockholders' equity:
Series B convertible preferred stock, par value $.001; 3,588,139 issued and 1,975,639 outstanding as of June 30, 2015	2	--
Common stock, par value $.001 par value; 40,000,000 shares authorized; 27,194,251 issued and 27,051,172 outstanding as of June 30, 2015 and 17,995,409 issued and 17,852,330 outstanding as of December 31, 2014, respectively	27	18
Additional paid-in capital	42,565	29,334
Accumulated deficit	(16,488)	(27,848)

Total stockholders' equity	26,106	1,504

Total liabilities and stockholders' equity	$34,128	$24,833

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED) (in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Sales	$7,274	$6,945	$13,402	$13,427
Cost of sales	4,134	5,068	7,588	8,793

Gross profit	3,140	1,877	5,814	4,634

Other costs and expenses:
Research and development	505	318	951	651
Professional services	313	287	644	544
Salaries and related costs	1,868	1,419	3,821	2,326
Selling, general and administrative	2,002	1,599	4,219	2,800

Total other costs and expenses	4,688	3,623	9,635	6,321

Loss from operations	(1,548)	(1,746)	(3,821)	(1,687)

Interest expense, net	(39)	(40)	(80)	(69)
Change in fair value of liabilities, net	90	1,454	1,534	(8,145)
Total other income (expense), net	51	1,414	1,454	(8,214)

Loss before income taxes	(1,497)	(332)	(2,367)	(9,901)

Provision for (recovery of) income taxes, net	--	583	(8)	545

Net income (loss)	$(1,497)	$251	$(2,375)	$(9,356)

Accretion on convertible preferred stock	--	(222)	(222)	(426)
Gain on conversion of warrants and preferred shares, net	--	--	13,956	--
Net income (loss) attributable to common shareholders	$(1,497)	$29	$11,359	$(9,782)

Income (loss) per share
Basic	(0.06)	0.00	0.53	(0.55)
Diluted	(0.06)	(0.07)	0.41	(0.55)

Weighted average number of shares outstanding - basic	24,435	17,717	21,555	17,667
Weighted average number of shares outstanding - dilutive	24,435	21,176	24,251	17,667

The accompanying notes are an integral part of the consolidated financial statements.

 BOVIE MEDICAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(UNAUDITED) (in thousands)

	Preferred Stock		Common Stock		Additional Paid-in
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total
December 31, 2014	-	-	17,852	$18	$29,334	$(27,848)	$1,504

Options exercised	-	-	98	-	220	-	220

Warrants exercised	-	-	739	-	1,519	-	1,519

Issuance of common stock	-	-	5,219	5	11,526	-	11,531

Conversion of Series A preferred stock and common warrants to Series B preferred stock	3,588	4	-	-	-	13,957	13,961

Conversion of Series B preferred stock to common stock	(1,612)	(2)	3,225	4	(3)	-	(1)

Stock based compensation	-	-	-	-	242	-	242

Stock swap to acquire options and warrants	-	-	(81)	-	(273)	-	(273)

Accretion on convertible preferred stock	-	-	-	-	-	(222)	(222)

Net (loss)	-	-	-	-	-	(2,375)	(2,375)

June 30, 2015	1,976	$2	27,052	$27	$42,565	$(16,488)	$26,106

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED) (in thousands)

	2015	2014
Cash flows from operating activities
Net loss	$(2,375)	$(9,356)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	421	453
Provision for (recovery of) inventory obsolescence	(138)	895
Gain on disposal of property and equipment, net	--	2
Stock based compensation	242	151
Non cash other (income) loss - warrants	(1,534)	8,145
Benefit for deferred taxes	--	(550)
Changes in current assets and liabilities:
Trade receivables	(49)	(627)
Prepaid expenses	(159)	(312)
Inventories	(486)	598
Deposits and other assets	(128)	(170)
Accounts payable	190	(29)
Accrued and other liabilities	(105)	(513)
Net cash used in operating activities	(4,121)	(1,313)

Cash flows from investing activities
Purchases of property and equipment	(462)	(164)
Net cash used in investing activities	(462)	(164)

Cash flows from financing activities
Proceeds from stock options/warrants exercised	1,466	171
Change in restricted cash	60	(898)
Change in mortgage note payable	(120)	3,532
Proceeds from issuance of common shares, net	11,531	--
Repayment of industrial revenue bonds	--	(3,257)
Repurchase of warrants		(420)
Net cash provided by (used in) financing activities	12,937	(872)

Net change in cash and cash equivalents	8,354	(2,349)

Cash and cash equivalents, beginning of period	5,733	7,924

Cash and cash equivalents, end of period	$14,087	$5,575

Cash paid during the six months ended June 30, 2015 and for 2014 for:
Interest paid, net	$80	$69
Income taxes	$--	$--

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

Unless the context otherwise indicates, the terms "we," "our," "us," "Bovie," and similar terms refer to Bovie Medical Corporation and its consolidated subsidiaries.

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

NOTE 2. INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined principally on the average cost method. Inventories at June 30, 2015 and December 31, 2014 were as follows (in thousands):

	June 30,	December 31,
	2015	2014

Raw materials	$4,036	$4,162
Work in process	1,668	1,230
Finished goods	1,585	1,412
Gross inventories	7,289	6,804
Less: reserve for obsolescence	(939)	(1,077)

Net inventories	$6,350	$5,727

NOTE 3. INTANGIBLE ASSETS

At June 30, 2015 and December 31, 2014 intangible assets consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014

Trade name (indefinite life)	$1,510	$1,510

Purchased technology (9-17 yr life)	$1,441	$1,441
Less: accumulated amortization	(1,064)	(1,010)

Net carrying amount	$377	$431

Amortization of intangibles, which is included in depreciation and amortization in the accompanying statements of cash flows, was approximately $54,000 and $91,000 during the respective six month periods ended June 30, 2015 and 2014.

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

The following represents a reconciliation of the changes in fair value of warrants measured at fair value using Level 3 inputs during the six months ended June 30, 2015:

(in $ thousands)	2013 Investor Warrants	2013 Placement Agent Warrants	2010 Investor Warrants	2010 Placement Agent Warrants	Total

Balance, December 31, 2014	$10,546	$998	$1,065	$4	$12,613

Issuances	-	-	-	-	-

Exchange of warrants (1)	(10,546)	-	-	-	(10,546)

Change in fair value	-	(466)	(1,065)	(4)	(1,535)

Balance, June 30, 2015 (2)	$-	$532	$-	$-	$532

(1)	Represents the fair value carrying amount of 3,500,000 Series A Preferred shares and 5,250,000 warrants exchanged for 3,588,139 shares of Series B Preferred stock exercisable into 7,176,298 shares of common stock.

(2)	The warrants are valued using a trinomial lattice valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in the model at June 30, 2015 included the market price of our common stock, an expected dividend yield of zero, the remaining period to the expiration date of the warrants, expected volatility of our common stock over the remaining life of the warrants of 58.0%, estimated based on a review of our historical volatility, and risk-free rates of return of 1.63% for the 2013 warrants based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the warrants. We also take into consideration a probability assumption for anti-dilution.

NOTE 6. EARNINGS PER SHARE (in thousands, except EPS)

We compute basic earnings per share ("basic EPS") by dividing the net income or loss by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share ("diluted EPS") gives effect to all dilutive potential shares outstanding. The following table provides the computation of basic and diluted earnings per share for the three and six month periods ending June 30, 2015 and 2014.

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30,		June 30,
	2015	2014	2015	2014
Numerator:
Net income (loss) available to common shareholders	$(1,497)	$29	$11,359	$(9,782)
Effect of dilutive securities
Derivative liability - warrants	$-	$(1,454)	$(1,534)	$-
Accretion on convertible preferred stock	-	-	222	-
Numerator for diluted income (loss) per common share	$(1,497)	$(1,425)	$10,047	$(9,782)

Denominator:
Weighted average shares used to compute basic income (loss) per common share	24,435	17,717	21,555	17,667
Effect of dilutive securities:
Derivative liability - warrants	-	3,459	82	-
Convertible preferred stock	-	-	2,305	-
Stock options	-	-	309	-
Denominator for diluted income (loss) per common share	24,435	21,176	24,251	17,667

Basic income (loss) per common share	$(0.06)	$0.00	$0.53	$(0.55)
Diluted income (loss) per common share	$(0.06)	$(0.07)	$0.41	$(0.55)

For the three months ended June 30, 2015, options and warrants to purchase approximately 277,000 shares of common stock and approximately $90,000 of the gain on the fair market valuation of the derivative liabilities were excluded in the computation of diluted earnings per share because their effects were anti-dilutive, while the conversion of Series B Preferred Stock into 3,951,278 shares of common stock was excluded from the computation of diluted earnings per share as the effect is anti-dilutive.

For the six months ended June 30, 2015, warrants to purchase approximately 82,000 shares of common stock and approximately $1,534,000 of the gain on the fair market valuation of the derivative liabilities were included in the computation of dilutive earnings per share and options to purchase approximately 309,000 shares of common stock were included in the computation of dilutive earnings per share because their effect was dilutive. The conversion of Series B Preferred Stock into 2,305,000 shares of common stock was included in the computation of diluted earnings per share as the effect is dilutive.

For the six months ended June 30, 2014 options and warrants to purchase shares of common stock and Series A Preferred Stock were excluded in the computation of diluted earnings per share because their effects were anti-dilutive.

NOTE 7.  STOCK-BASED COMPENSATION

Under our stock option plans, our board of directors may grant options to purchase common shares to our key employees, officers, directors and consultants. We account for stock options in accordance with FASB ASC Topic 718, Compensation - Stock Compensation, with option expense amortized over the vesting period based on the trinomial lattice option-pricing model fair value on the grant date, which includes a number of estimates that affect the amount of our expense. During the six months ended June 30, 2015, we expensed approximately $242,000 in stock-based compensation.

Activity in our stock options during the period ended June 30, 2015 was as follows:

		Weighted
	Number of	Average
	Options	Exercise
	(in thousands)	Price

Outstanding at December 31, 2014	2,864	$3.69

Granted	160	$3.02
Exercised	(97)	$2.25
Cancelled	(419)	$2.77
Outstanding at June 30, 2015	2,508	$3.71

The grant date fair value of options granted during the first six months of 2015 were estimated on the grant date using a trinomial lattice option-pricing model and the following assumptions: expected volatility of 54%, expected term of between 5-8 years, risk-free interest rate of 1.58%, and expected dividend yield of 0%.

Expected volatility is based on a five year average of the historical volatility of the Company's stock. The risk-free rate is based on the rate of U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the options. The Company uses historical data to estimate pre-vesting forfeiture rates.

During the six months ended June 30, 2015, we issued 97,500 shares upon the exercise of outstanding stock options.

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

We have deferred tax assets mainly from net operating loss and tax credit carry forwards available in certain jurisdictions. During the fourth quarter of 2014, management concluded that it is more likely than not that the Company will not realize its net deferred tax assets, and the Company establish a full valuation against its net deferred tax assets with finite life.

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

Since inception, we have been subject to tax by both federal and state taxing authorities. Until the respective statutes of limitations expire (which may be as much as 20 years while we have unused NOL's), we are subject to income tax audits in the jurisdictions in which we operate.

NOTE 9. COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

In March 2014, we entered into a lease for offices located in Purchase, New York. The lease is for 3,650 square feet of office space.

The following is a schedule of approximate future minimum lease payments under operating leases having remaining terms in excess of one year as of June 30, 2015 for the calendar years ended December 31, 2015 and 2016 (in thousands):

2015	$53
2016	111
Thereafter	378
Total	$542

Rent expense approximated $52,925 and $16,000 for the six month period ending June 30, 2015 and 2014 respectively.

Other future contractual obligations for agreements with initial terms greater than one year and agreements to purchase materials in the normal course of business are summarized as follows (in thousands):

	Years Ending December 31,
Description	2015	2016	2017
Purchase commitments	$3,801	$-	$-
Long-term debt	239	239	2,814
Total	$4,040	$239	$2,814

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

Concentrations

Our ten largest customers accounted for approximately 57.1% and 60.7% of revenues for the six months ended June 30, 2015 and 2014 respectively. For the six months ended June 30, 2015, McKesson, and NDC accounted for 17.7% and 13.2% of our sales, while for the same six month period ended in 2014, NDC accounted for 10.5% of our sales.

NOTE 10. RELATED PARTY TRANSACTIONS

A relative of Moshe Citronowicz, Bovie's Senior Vice President, is considered a related party. Arik Zoran is a consultant of the Company doing business as AR Logic, Inc., a consulting firm owned by Arik Zoran, Mr. Citronowicz's brother. On March 1, 2013 the Company amended the Consulting Services Agreement dated January 2011, extending the term of the existing agreement until December 31, 2014. The agreement shall automatically renew for additional one year periods, unless either party gives written notice of its desire not to renew at least one year prior to the expiration of the initial Term or renewal term. The agreement with AR Logic provides for engineering support for our existing generator product line and a separate hourly based fee structure for additional consulting related to new product lines. AR Logic has a royalty contract with us related to the creation and design of proprietary technology that is used in some of our generators. AR Logic was paid consulting fees of approximately $178,410 and $151,000 during the six months ended June 30, 2015 and 2014, respectively.

A second relative of Mr. Citronowicz is considered a related party. Yechiel Tsitrinovich is also a brother of Mr. Citronowicz, and acts as a consultant to the Company related to research and development of certain products. Mr. Tsitrinovich has a royalty contract with us related to the creation and design of a proprietary technology that is used in some of our generators. Mr. Tsitrinovich was paid a combination of consulting fees and royalties on previous product designs approximating $38,817 and $35,000, respectively.

NOTE 11. LONG TERM DEBT

On March 20, 2014, the Company entered into a transaction with The Bank of Tampa, a Florida banking corporation ("Lender") wherein Lender extended to the Company a mortgage loan in the principal amount of $3,592,000 (the "Loan"). The obligations under the Loan are secured by a first mortgage and security interest in the Company's Clearwater, Florida facility as well as an assignment of the Company's accounts receivable. In addition, the Company has pledged an interest in a certificate of deposit in the amount of $839,000 as additional collateral. The amount of the additional collateral required declines on a pro rata basis as principal is paid. The initial maturity date of the Loan is March 20, 2017; however the Company has an option to extend the maturity date until March 20, 2022.

Borrowings under the Loan bear interest at LIBOR plus 3.5%, with a fixed monthly principal payment of $19,956. The interest rate at June 30, 2015 was 3.687%.

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

NOTE 12. GEOGRAPHIC AND PRODUCT LINE INFORMATION

International sales represented approximately 13.2% and 13.9% of total revenues for the three and six months ending June 30, 2015, as compared with 13.1% and 14.6% for the three and six months ending June 30, 2014.

	Three months ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Sales by Domestic and International (in 000's)
Domestic	$6,312	$6,033	$11,537	$11,472
International	962	912	1,865	1,955

Total	$7,274	$6,945	$13,402	$13,427

Although we have only one reporting segment, beginning in 2014, management began analyzing revenue and other operating metrics across three operating categories.

	Three months ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Sales by Operating Category (in 000's)
Core	$6,407	$5,969	$11,932	$11,400
OEM	697	961	1,017	1,981
J-Plasma	170	15	453	46

Total	$7,274	$6,945	$13,402	$13,427

End of financial statements

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

Executive Level Overview

Bovie Medical Corporation ("Company", "Bovie Medical", "we", "us", or "our") was incorporated in 1982, under the laws of the State of Delaware and has its principal executive office at 4 Manhattanville Road, Suite #106, Purchase, New York 10577.

We are an energy-based medical device company specializing in developing, manufacturing, and marketing a range of electrosurgical products and technologies, as well as related medical products used in doctor's offices, surgery centers and hospitals worldwide. Our medical devices are marketed through Bovie's own well-respected brands (BovieÒ, AaronÒ, IDS™ and ICON™) and on a private label basis to distributors throughout the world. The Company also leverages its expertise in the design, development and manufacturing of electrosurgical equipment by producing equipment for large, well-known medical device manufacturers through original equipment manufacturing (OEM) agreements.

We are also the developer of J-PlasmaÒ, a patented plasma-based surgical product which we believe has the potential to be a transformational product for surgeons. J-Plasma utilizes a helium ionization process that produces a stable, focused beam of ionized gas that provides surgeons with greater precision, minimal invasiveness and an absence of conductive currents during surgery. While currently in the early stages of commercialization, J-Plasma has been the subject of five independent white papers and has been cited therein for its clinical utility in gynecological surgeries and dermatologic/facial plastic surgery procedures.

In March, 2015, the Company closed its previously-announced underwritten public offering of a total 5,218,749 shares of common stock, par value $0.001 per share at a price to the public of $2.50 per share, resulting in net proceeds of approximately $11.5 million, after deducting underwriting discounts and commissions and estimated offering expenses. The Company intends to use the proceeds from the offering for operating costs, capital expenditures and for general corporate purposes, including working capital. Craig-Hallum Capital Group LLC ("Craig-Hallum") acted as the sole managing underwriter for the offering.

Concurrently with the underwriting, the Company closed on the transactions contemplated under the exchange agreement with certain investors (the "Investors") with respect to which Great Point Partners, LLC acts as investment manager. Pursuant to the terms of the Exchange Agreement, the Company issued 3,588,139 shares of the Company's Series B Convertible Preferred Stock (the "Series B Preferred Stock") in exchange for 3,500,000 shares of the Company's Series A 6% Convertible Preferred Stock and warrants to purchase up to 5,250,000 shares of our common stock in the aggregate which were previously issued in conjunction with the sale of the Company's Series A 6% Convertible Preferred Stock to the Investors in a December 13, 2013 offering, as well as accrued and unpaid preferred dividends. At June 30, 2015, the Series B Preferred Stock is convertible into an aggregate of 3,951,278 shares of the Company's common stock.

The majority of our products currently are marketed through medical distributors, which distribute to more than 6,000 hospitals and to doctors and other healthcare facilities. New distributors are contacted through responses to our advertising in international and domestic medical journals and our presence at domestic and international trade shows.

International sales represented approximately 13.9% of total revenues for the first six months of 2015, as compared with 14.6% for the first six months of 2014. Management estimates our products have been sold in more than 150 countries through local dealers coordinated by sales and marketing personnel at our Clearwater, Florida facility. International sales of the company have declined, which management attributes to a stronger dollar relative to foreign currencies. In the Middle East and some Latin American countries, lower oil prices negatively impact government funded healthcare, and political and civil unrest in some countries make those markets increasingly volatile and unpredictable.

During 2014, we commenced full scale commercialization efforts for J-Plasma. As of June 30, 2015, we had a direct sales force consisting of 16 field-based selling positions, and that, coupled with our independent manufacturer's representatives, gives us a total sales force of 40. This is a hospital focused selling organization with its focus on the use of J-Plasma for operating room procedures. In addition, we have invested in training programs and marketing-related activities to support accelerated adoption of J-Plasma.

We strongly encourage investors to visit our website: www.boviemedical.com to view the most current news and to review our filings with the Securities and Exchange Commission.

Results of Operations -Three and Six Months Ended June 30, 2015 Compared to the Three and Six Months Ended June 30, 2014

Sales

	Three months ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Sales by Product Line (in 000's)
Electrosurgical	$4,380	$4,034	$8,119	$7,997
Cauteries	1,756	1,751	3,282	3,302
Other	1,138	1,160	2,001	2,128

Total	$7,274	$6,945	$13,402	$13,427

Sales by Domestic and International (in 000's)
Domestic	$6,312	$6,033	$11,537	$11,472
International	962	912	1,865	1,955

Total	$7,274	$6,945	$13,402	$13,427

Sales by Operating Category (in 000's)
Core	$6,407	$5,969	$11,932	$11,400
OEM	697	961	1,017	1,981
J-Plasma	170	15	453	46

Total	$7,274	$6,945	$13,402	$13,427

Sales for the three months ended June 30, 2015 were approximately 4.7% higher than the same period in 2014 due to a significant increase in J-Plasma sales and other electrosurgical products. Except for J-Plasma sales, sales for the six months ended June 30, 2015 and 2014 were relatively unchanged.

Our ten largest customers accounted for approximately 57.1% and 60.7% of net revenues for the six months ended June 30, 2015 and 2014 respectively. For the six months ended June 30, 2015, McKesson, and NDC accounted for 17.7% and 13.2% of our sales, while for the same six month period ended in 2014, NDC accounted for 10.5% of our sales.

Gross Profit

	Three Months Ended June 30,		Percent of sales		Six Months Ended June 30,		Percent of sales
	2015	2014	2015	2014	2015	2014	2015	2014

(in thousands)

Cost of sales	$4,134	5,068	56.8%	73.0%	$7,588	8,793	56.6%	65.5%

Gross profit	$3,140	1,877	43.2%	27.0%	$5,814	4,634	43.4%	34.5%

Gross profit increased as a percentage of sales by approximately 16.2% for the three month period ending June 30, 2015 and by approximately 8.9% for the six month period ending June 30, 2015 compared to the same respective periods in 2014. During the three month period ended June 30, 2014, there was a charge for excess and obsolete inventory of approximately $843,000, which reduced our gross margin for the period to 27%.

We do not anticipate any material impact to our gross profit, material costs, or other costs as a result of the effect of inflation or any material impact of changing prices on net revenue.

Research and Development

	Three Months Ended June 30,		Percent of sales		Six Months Ended June 30,		Percent of sales
	2015	2014	2015	2014	2015	2014	2015	2014

(in thousands)

R & D Expense	$505	318	6.9%	4.6%	$951	651	7.1%	4.8%

Research and development costs increased 58.8% for the three month period ending June 30, 2015 and by approximately 46.1% for the six month period ending June 30, 2015. We have incurred increased spending on labor costs, consulting services and other costs as we continue to develop enhancements and complimentary items to our next generation of J-Plasma and core products.

Professional Fees

	Three Months Ended June 30,		Percent of sales		Six Months Ended June 30,		Percent of sales
	2015	2014	2015	2014	2015	2014	2015	2014

(in thousands)

Professional services	$313	287	4.3%	4.1%	$644	544	4.8%	4.1%

Our professional fees increased by approximately $26,000 during the three months ended June 30, 2015 and increased by approximately $100,000 for the six month period ended June 30, 2015 compared to the same respective periods in 2014. The increase was mainly attributable to consulting services, partially offset by a reduction in legal fees.

Salaries and related costs

	Three Months Ended June 30,		Percent of sales		Six Months Ended June 30,		Percent of sales
	2015	2014	2015	2014	2015	2014	2015	2014

(in thousands)

Salaries & related cost	$1,868	1,419	25.7%	20.4%	$3,821	2,326	28.5%	17.3%

During the three months ended June 30, 2015 compared to the same period in 2014, salary costs increased by 31.6% or approximately $449,000, and by 64.3% or approximately $1,495,000 for the six month period ended June 30, 2015. The increases were primarily a result of additional salaries, benefits and taxes related to our J-Plasma direct sales team and throughout the organization.

Selling, General & Administrative Expenses

	Three Months Ended June 30,		Percent of sales		Six Months Ended June 30,		Percent of sales
	2015	2014	2015	2014	2015	2014	2015	2014

(in thousands)

SG & A costs	$2,002	1,599	27.5%	23.0%	$4,219	2,800	31.5%	20.9%

Selling, general and administrative costs increased by approximately $403,000 or 25.2% for the three month period ending June 30, 2015 and by 50.7% or approximately $1,419,000 for the six months ended June 30, 2015, as compared to the same respective periods in 2014. This increase for the six months ended June 30, 2015 was the result of several increases and decreases in various SG&A costs, including approximately $445,000 related to advertising and marketing, $156,000 for sales commissions, travel and entertainment of $544,000, dues and subscriptions of $78,000, training and employee related expenses of $177,000 and other expenses of $19,000.

Other Income (expense)

Interest Expense

	Three Months Ended June 30,		Percent of sales		Six Months Ended June 30,		Percent of sales
	2015	2014	2015	2014	2015	2014	2015	2014

(in thousands)

Interest income (expense)	$(39)	(40)	-0.5%	-0.6%	$(80)	(69)	-0.6%	-0.5%

Change in fair value of derivative liabilities	$90	1,454	1.2%	20.9%	$1,534	(8,145)	11.4%	-60.7%

The increase in the net interest expense for the six months ended June 30, 2015 is a result of the debt refinancing which occurred on March 20, 2014.

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

On March 17, 2015, we closed on the transactions contemplated under the exchange agreement (the "Exchange Agreement") entered into on March 11, 2015 with certain investors (the "Investors") with respect to which Great Point Partners, LLC acts as investment manager. Pursuant to the terms of the Exchange Agreement, we issued 3,588,139 shares of our Series B Convertible Preferred Stock (the "Series B Preferred Stock") in exchange for 3,500,000 shares of our Series A 6% Convertible Preferred Stock and warrants to purchase up to 5,250,000 shares of our common stock in the aggregate which were previously issued in conjunction with the sale of our Series A 6% Convertible Preferred Stock to the Investors in a December 13, 2013 offering, as well as accrued and unpaid preferred dividends. The Series B Preferred Stock is convertible into an aggregate of 7,176,278 shares of our common stock, upon the terms set forth in the Certificate of Designation. During the period ended June 30, 2015, the holders of Series B Preferred Stock exercised their conversion rights on 1,612,500 shares of Series B Preferred Stock. The remaining Series B Stock at June 30, 2015 is convertible into an aggregate of 3,951,278 shares of our common stock.

At June 30, 2015, the placement agent warrants were valued at $532,340 and we recognized an aggregate gain for the six months ended June 30, 2015 of $466,000 related to their change in value.

In 2010, we issued warrants to investors and to our placement agent in connection with an equity offering. The warrants issued to the investors contain anti-dilution protection in the event we issue securities at a price lower than the exercise price of the warrants. As a result of the issuance of our Series A 6% Convertible Preferred Stock on December 13, 2013, the exercise price of the investor warrants issued in 2010 was reduced from $6.00 per share to $2.00 per share and the number of warrants was increased proportionately. The 2010 investor and placement agent warrants are accounted for as derivative financial instruments at fair value. All remaining warrants issued in 2010 were either exercised or expired during the three months ended June 30, 2015.

Income Taxes

While we are subject to U.S. federal income tax as well as income tax of certain state jurisdictions, during the three and six months ended June 30, 2015, our current provision was zero because the net effect of our permanent and temporary differences resulted in us recognizing a loss for tax purposes. Our effective tax rate of zero for the three months ended June 30, 2015 differed from the statutory tax rates primarily due to the change in the valuation allowance on the Company's deferred tax assets.

Net Income (loss)

(in thousands)	Three Months Ended June 30,		Percent of sales		Six Months Ended June 30,		Percent of sales
	2015	2014	2015	2014	2015	2014	2015	2014

Net Income/(Loss)	$(1,497)	251	-20.4%	3.6%	$(2,375)	(9,356)	-17.6%	-69.7%
Accretion on convertible preferred stock	--	(222)	--	-3.2%	(222)	(426)	-1.6%	-3.2%
Gain on conversion of warrants and preferred shares, net	--	--	--	--	13,956	--	103.5%	--
Net Income/(loss) attributable to common shareholders	$(1,497)	29			$11,359	(9,782)

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

Liquidity and Capital Resources

Our working capital at June 30, 2015 of approximately $21 million increased by approximately $9.1 million when compared to December 31, 2014. Accounts receivable days of sales outstanding were 35.7 days and 40.8 days at June 30, 2015 and 2014, respectively. The number of days worth of sales in inventory, which is the total inventory available for production divided by the 12 month average cost of materials, decreased 83 days to 167 days equating to an inventory turn ratio of 2.0 at June 30, 2015 from 230 days and an inventory turn ratio of 1.6 at June 30, 2014. The lower number of days worth of sales is mainly due to reduced inventory levels year over year as we wrote off excess and obsolete inventory and adjusted for product mix.

On March 17, 2015, we closed our underwritten public offering of 4,800,000 shares of common stock, par value $0.001 per share at a price to the public of $2.50 per share, resulting in net proceeds of approximately $10.6 million, after deducting underwriting discounts and commissions and estimated offering expenses. We intend to use the proceeds from the offering for operating costs, capital expenditures and for general corporate purposes, including working capital. Craig-Hallum acted as the sole managing underwriter for the offering.

On March 31, 2015 Craig-Hallum exercised a portion of its over-allotment option to purchase an additional 418,749 shares of common stock at an aggregate price of $2.50 per share, resulting in net proceeds of approximately $900,000. After closing of the over-allotment, the total number of shares sold by the Company in the offering was 5,218,749.

We used cash in operations of approximately $4.1 million for the six months ended June 30, 2015, compared to cash used in operations of approximately $1.3 million for the same period in 2014, an increase of cash used in operations of approximately $2.8 million which was largely attributable to our on-going and accelerated J-Plasma product commercialization efforts.

During the six month period ended June 30, 2015, we used approximately $462,000 for the purchase of property and equipment as compared to purchases amounting to approximately $164,000 for the same period in 2014.

Cash provided by financing activities for the six month period ended June 30, 2015 of approximately $12.9 million was attributable to the proceeds from the public offering and the exercise of warrants. We used cash in financing activities of approximately $872,000 during the six month period ended June 30, 2014.

On March 20, 2014, we entered into a transaction with The Bank of Tampa, a Florida banking corporation ("Lender") wherein Lender extended to us a mortgage loan in the principal amount of $3,592,000 (the "Loan"). The obligations under the Loan are secured by a first mortgage and security interest in our Clearwater, Florida facility as well as an assignment of our accounts receivable. In addition, we have pledged an interest in a certificate of deposit in the amount of $839,000 as additional collateral. The amount of the additional collateral required declines on a pro rata basis as principal is paid. The initial maturity date of the Loan is March 20, 2017; however we have an option to extend the maturity date until March 20, 2022.

Borrowings under the Loan bear interest at LIBOR plus 3.5%, with a fixed monthly principal payment of $19,956. The interest rate at June 30, 2015 was 3.687%.

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

Our future contractual obligations for agreements with initial terms greater than one year and agreements to purchase materials in the normal course of business are summarized as follows (in thousands):

Description	Years Ending December 31,
	2015	2016	2017
Purchase commitments	$3,801	$-	$-
Long-term debt	239	239	2,874
Total	$4,040	$239	$2,874

We are continuing to make substantial investments in the development and marketing of our J-Plasma technology for the long term benefit of the Company and its stakeholders, and this may adversely affect our short term profitability and cash flow, particularly over the next 12 to 24 months. While we believe that these investments have the potential to generate additional revenues and profits in the future, there can be no assurance that J-Plasma will be successful or that such future revenues and profitability will be realized. From June of 2010 through December 31, 2014, we invested approximately $5.5 million in the development and marketing of our J-Plasma technology and an additional approximately $2.6 million in the six months ended June 30, 2015, bringing the total investment to approximately $8.1 million since inception.

Critical Accounting Estimates

In preparing the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), we have adopted various accounting policies. Our most significant accounting policies are disclosed in Note 2 to the consolidated financial statements included in our report on Form 10-K for the year ended December 31, 2014, which we filed on February 27, 2015.

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

Litigation Contingencies

From time to time, we are exposed to claims and litigation arising in the ordinary course of business and use various methods to resolve these matters in a manner that we believe serves the best interest of the Company and our stockholders. There can be no assurance these actions or other third party assertions will be resolved without costly litigation, or in a manner that is not adverse to our financial position. We do not believe that any of the currently identified claims or litigation matters will have a material adverse impact on our results of operations, cash flows or financial condition.However, given uncertainties associated with any litigation, if our assessments prove to be wrong, or if additional information becomes available such that we estimate that there is a possible loss or possible range of loss associated with these contingencies, then we would record the minimum estimated liability, which could materially impact our results of operations, financial position and cash flows.

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

We have deferred tax assets mainly from net operating loss and tax credit carry forwards available in certain jurisdictions. During the fourth quarter 2014, management concluded that it is more likely than not that the Company will not realize its net deferred tax assets, and the Company established a full valuation against our net deferred tax assets with finite lives.

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

Since inception, we have been subject to tax by both federal and state taxing authorities. Until the respective statutes of limitations expire (which may be as much as 20 years while we have unused NOL's), we are subject to income tax audits in the jurisdictions in which we operate.

Inflation

Inflation has not materially impacted the operations of our company.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements at this time.

Recent Accounting Pronouncements

See Note 4 of the consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our short-term investments consist of cash, cash equivalents and overnight investments. As such we do not believe we are exposed to significant interest rate risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. If a 10% change in interest rates were to have occurred on June 30, 2015, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of June 30, 2015. Based upon that evaluation, our CEO and CFO concluded that, as of the end of that period, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f)) during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

31.2

Certifications of Jay D. Ewers, Chief Financial Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Financial Statements from the Quarterly Report on Form 10-Q of Bovie Medical Corporation for the three and six months ended June 30, 2015, filed on August 7, 2015, formatted in XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bovie Medical Corporation

Dated: August 7, 2015	By:	/s/ Robert L. Gershon
Robert Gershon
Chief Executive Officer
(Principal Executive Officer)

Dated: August 7, 2015	By:	/s/ Jay D. Ewers
Jay D. Ewers
Chief Financial Officer, Treasurer, and Secretary (Principal Financial Officer)

