Form 10-Q
period 2015-09-30
BOVIE MEDICAL Corp
filed 2015-11-05
CIK 719135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

The number of shares of the registrant's common stock $.001 par value outstanding as of November 4, 2015 was 27,194,251.

BOVIE MEDICAL CORPORATION

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

BOVIE MEDICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

(in thousands)

	September 30,	December 31,
	2015	2014
	(Unaudited)
Current assets:

Cash and cash equivalents	$13,202	$5,733
Restricted cash	839	899
Trade accounts receivable, net	2,524	1,992
Inventories, net	6,130	5,727
Current portion of deposits	172	210
Prepaid expenses and other current assets	826	804

Total current assets	23,693	15,365

Property and equipment, net	6,985	6,947
Brand name and trademark	1,510	1,510
Purchased technology and license rights, net	350	431
Deposits, net of current portion	140	165
Other assets	444	415

Total assets	$33,122	$24,833

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

(CONTINUED) (in thousands)

	September 30, 2015	December 31, 2014
	(unaudited)
Current liabilities:
Accounts payable	$2,341	$1,553
Accrued payroll	113	197
Accrued vacation	257	181
Current portion of mortgage note payable	239	239
Accrued and other liabilities	1,712	1,596

Total current liabilities	4,662	3,766

Mortgage note payable, net of current portion	2,994	3,173
Deferred rents	20	23
Deferred tax liability	563	564
Derivative liabilities	266	12,613

Total liabilities	8,505	20,139

Commitments and Contingencies (see Notes 9 and 11)

Series A 6% convertible preferred stock, par value $0.001; 3,500,000 shares authorized, zero issued and outstanding as of September 30, 2015	--	3,190

Stockholders' equity:
Series B convertible preferred stock, par value $.001; 3,588,139 issued and 1,975,639 outstanding as of September 30, 2015	2	--
Common stock, par value $.001 par value; 40,000,000 shares authorized; 27,194,251 issued and 27,051,172 outstanding as of September 30, 2015 and 17,995,409 issued and 17,852,330 outstanding as of December 31, 2014, respectively	27	18
Additional paid-in capital	42,664	29,334
Accumulated deficit	(18,076)	(27,848)

Total stockholders' equity	24,617	1,504

Total liabilities and stockholders' equity	$33,122	$24,833

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(UNAUDITED)(in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Sales	$7,823	$6,788	$21,226	$20,214
Cost of sales	4,594	4,869	12,183	13,662

Gross profit	3,229	1,919	9,043	6,552

Other costs and expenses:
Research and development	583	368	1,534	1,019
Professional services	427	142	1,070	686
Salaries and related costs	1,929	1,653	5,749	3,980
Selling, general and administrative	2,103	2,123	6,325	4,923

Total other costs and expenses	5,042	4,286	14,678	10,608

Loss from operations	(1,813)	(2,367)	(5,635)	(4,056)

Interest expense, net	(40)	(41)	(120)	(111)
Change in fair value of liabilities, net	266	(1,676)	1,800	(9,820)
Total other income (expense), net	226	(1,717)	1,680	(9,931)

Loss before income taxes	(1,587)	(4,084)	(3,955)	(13,987)

Provision for (recovery of) income taxes, net	--	1,350	(8)	1,895

Net loss	$(1,587)	$(2,734)	$(3,963)	$(12,092)

Accretion on convertible preferred stock	--	(242)	(222)	(668)
Gain on conversion of warrants and preferred shares, net	--	--	13,956	--
Net income (loss) attributable to common shareholders	$(1,587)	$(2,976)	$9,771	$(12,760)

Income (loss) per share
Basic	(0.06)	(0.17)	0.42	(0.72)
Diluted	(0.06)	(0.17)	0.31	(0.72)

Weighted average number of shares outstanding- basic	27,051	17,780	23,414	17,727
Weighted average number of shares outstanding - dilutive	27,051	17,780	26,346	17,727

The accompanying notes are an integral part of the consolidated financial statements.

 BOVIE MEDICAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(unaudited) (in thousands)

					Additional
	Preferred Stock		Common Stock		Paid-in
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total

December 31, 2014	-	$-	17,852	$18	$29,334	$(27,848)	$1,504

Options exercised	-	-	98	-	220	-	220

Warrants exercised	-	-	739	-	1,519	-	1,519

Issuance of common stock	-	-	5,219	5	11,526	-	11,531

Conversion of Series A preferred stock and common warrants to Series B preferred stock	3,588	4	-	-	(40)	13,957	13,921

Conversion of Series B preferred stock to common stock	(1,612)	(2)	3,225	4	(2)	-	-

Stock based compensation	-	-	-	-	380	-	380

Stock swap to acquire options and warrants	-	-	(81)	-	(273)	-	(273)

Accretion on convertible preferred stock	-	-	-	-	-	(222)	(222)

Net loss	-	-	-	-	-	(3,963)	(3,963)

September 30, 2015	1,976	$2	27,052	$27	$42,664	$(18,076)	$24,617

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(unaudited) (in thousands)

	2015	2014
Cash flows from operating activities
Net loss	$(3,963)	$(12,092)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	631	656
Provision for (recovery of) inventory obsolescence	(42)	985
Gain on disposal of property and equipment, net	18	11
Stock based compensation	380	278
Non cash other (income) loss - warrants	(1,800)	9,820
Benefit for deferred taxes	--	(1,900)
Changes in current assets and liabilities:
Trade receivables	(532)	(56)
Prepaid expenses	(23)	(58)
Inventories	(361)	947
Deposits and other assets	34	729
Accounts payable	788	311
Accrued and other liabilities	105	(246)
Net cash used in operating activities	(4,765)	(615)

Cash flows from investing activities
Purchases of property and equipment	(604)	(319)
Net cash used in investing activities	(604)	(319)

Cash flows from financing activities
Proceeds from stock options/warrants exercised	1,427	249
Change in restricted cash	60	(898)
Change in mortgage note payable	(180)	3,472
Proceeds from issuance of common shares, net	11,531	--
Repayment of industrial revenue bonds	--	(3,257)
Repurchase of warrants	--	(421)
Net cash provided by (used in) financing activities	12,838	(855)

Net change in cash and cash equivalents	7,469	(1,789)

Cash and cash equivalents, beginning of period	5,733	7,924

Cash and cash equivalents, end of period	$13,202	$6,135

Cash paid during the nine months ended September 30, 2015 and 2014 for:

Cash paid for:
Interest paid, net	$120	$111
Income taxes	$--	$--

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

NOTE 2. INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined principally on the average cost method. Inventories at September 30, 2015 and December 31, 2014 were as follows (in thousands):

	September 30,	December 31,
	2015	2014

Raw materials	$5,032	$4,162
Work in process	480	1,230
Finished goods	1,653	1,412
Gross inventories	7,165	6,804
Less: reserve for obsolescence	(1,035)	(1,077)

Net inventories	$6,130	$5,727

NOTE 3. INTANGIBLE ASSETS

At September 30, 2015 and December 31, 2014 intangible assets consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014

Trade name (indefinite life)	$1,510	$1,510

Purchased technology (9-17 yr life)	$1,441	$1,441
Less: accumulated amortization	(1,091)	(1,010)

Net carrying amount	$350	$431

Amortization of intangibles, which is included in depreciation and amortization in the accompanying statements of cash flows, was approximately $81,000 and $118,000 during the respective nine month periods ended September 30, 2015 and 2014.

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

The following represents a reconciliation of the changes in fair value of warrants measured at fair value using Level 3 inputs during the nine months ended September 30, 2015:

(in $ thousands)	2013 Investor Warrants	2013 Placement Agent Warrants	2010 Investor Warrants	2010 Placement Agent Warrants	Total

Balance, December 31, 2014	$10,546	$998	$1,065	$4	$12,613

Issuances	-	-	-	-	-

Exchange of warrants (1)	(10,546)	-	-	-	(10,546)

Exercise of warrants	-	-	(1,081)	-	(1,081)

Change in fair value	-	(732)	16	(4)	(720)

Balance, September 30, 2015 (2)	$-	$266	$-	$-	$266

 _______________

(1)

Represents the fair value carrying amount of 3,500,000 Series A Preferred shares and 5,250,000 warrants exchanged for 3,588,139 shares of Series B Preferred stock exercisable into 7,176,298 shares of common stock.

(2)

The warrants are valued using a trinomial lattice valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in the model at September 30, 2015 included the market price of our common stock, an expected dividend yield of zero, the remaining period to the expiration date of the warrants, expected volatility of our common stock over the remaining life of the warrants of 52.5%, estimated based on a review of our historical volatility, and risk-free rates of return of 1.37% for the 2013 warrants based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the warrants. We also take into consideration a probability assumption for anti-dilution.

NOTE 6. EARNINGS PER SHARE (in thousands, except EPS)

We compute basic earnings per share ("basic EPS") by dividing the net income or loss by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share ("diluted EPS") gives effect to all dilutive potential shares outstanding. The following table provides the computation of basic and diluted earnings per share for the three and nine month periods ending September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30,		September 30,
	2015	2014	2015	2014
Numerator:
Net income (loss) available to common shareholders	$(1,587)	$(2,976)	$9,772	$(12,760)
Effect of dilutive securities
Derivative liability - warrants	$-	$-	$(1,800)	$-
Accretion on convertible preferred stock	-	-	222	-
Numerator for diluted income (loss) per common share	$(1,587)	$(2,976)	$8,194	$(12,760)

Denominator:
Weighted average shares used to compute basic income (loss) per common share	27,051	17,780	23,414	17,727
Effect of dilutive securities:
Derivative liability - warrants	-	-	54	-
Convertible preferred stock	-	-	2,862	-
Stock options	-	-	16	-
Denominator for diluted income (loss) per common share	27,051	17,780	26,346	17,727

Basic income (loss) per common share	$(0.06)	$(0.17)	$0.42	$(0.72)
Diluted income (loss) per common share	$(0.06)	$(0.17)	$0.31	$(0.72)

For the three months ended September 30, 2015, options and warrants to purchase approximately 8,000 shares of common stock and approximately $266,000 of the gain on the fair market valuation of the derivative liabilities were excluded in the computation of diluted earnings per share because their effects were anti-dilutive, while the conversion of Series B Preferred Stock into 3,951,278 shares of common stock was excluded from the computation of diluted earnings per share as the effect is anti-dilutive.

For the nine months ended September 30, 2015, warrants to purchase approximately 54,000 shares of common stock and approximately $1,800,000 of the gain on the fair market valuation of the derivative liabilities were included in the computation of dilutive earnings per share and options to purchase approximately 16,000 shares of common stock were included in the computation of dilutive earnings per share because their effect was dilutive. Options to purchase approximately 2,692,678 shares of common stock were excluded because their effect was anti-dilutive. The conversion of Series B Preferred Stock into 2,861,771 shares of common stock was included in the computation of diluted earnings per share as the effect is dilutive.

For the nine months ended September 30, 2014 options and warrants to purchase approximately 2,945,591 shares of common stock were excluded in the computation of diluted earnings per share because their effects were anti-dilutive.

NOTE 7. STOCK-BASED COMPENSATION

Under our stock option plans, our board of directors may grant options to purchase common shares to our key employees, officers, directors and consultants. We account for stock options in accordance with FASB ASC Topic 718, Compensation – Stock Compensation, with option expense amortized over the vesting period based on the trinomial lattice option-pricing model fair value on the grant date, which includes a number of estimates that affect the amount of our expense. During the nine months ended September 30, 2015, we expensed approximately $380,000 in stock-based compensation.

Activity in our stock options during the period ended September 30, 2015 was as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price

Outstanding at December 31, 2014	2,864	$3.69

Granted	385	$2.52
Exercised	(97)	$2.25
Cancelled	(429)	$2.81
Outstanding at September 30, 2015	2,723	$3.59

The grant date fair value of options granted during the first nine months of 2015 were estimated on the grant date using a trinomial lattice option-pricing model and the following assumptions: expected volatility of 54%, expected term of between 5-8 years, risk-free interest rate of 1.58%, and expected dividend yield of 0%.

Expected volatility is based on a five year average of the historical volatility of the Company's stock. The risk-free rate is based on the rate of U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the options. The Company uses historical data to estimate pre-vesting forfeiture rates.

During the nine months ended September 30, 2015, we issued 97,500 shares upon the exercise of outstanding stock options.

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

We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available as of the reporting date. For those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. During the nine months ended September 30, 2015 we do not believe we had any significant tax positions nor did we have any positions for interest or penalties related to such positions.

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

The following is a schedule of approximate future minimum lease payments under operating leases having remaining terms in excess of one year as of September 30, 2015 for the calendar years ended December 31, 2015 and 2016 (in thousands):

2015	$27
2016	111
Thereafter	378
Total	$516

Rent expense approximated $78,000 and $41,000 for the nine month periods ending September 30, 2015 and 2014 respectively.

Other future contractual obligations for agreements with initial terms greater than one year and agreements to purchase materials in the normal course of business are summarized as follows (in thousands):

	Years Ending December 31,
Description	2015	2016	2017
Purchase commitments	$3,554	$-	$-
Long-term debt	239	239	2,755
Total	$3,793	$239	$2,755

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

Concentrations

Our ten largest customers accounted for approximately 57.8% and 62.2% of revenues for the nine months ended September 30, 2015 and 2014 respectively. For the nine months ended September 30, 2015, our two largest customers accounted for 13.2% and 11.0% of our sales, respectively, while for the same nine month period ended in 2014, our three largest customers accounted for 11.8%, 11.7%, and 10.5%, respectively.

NOTE 10. RELATED PARTY TRANSACTIONS

A relative of Moshe Citronowicz, Bovie's Senior Vice President, is considered a related party. Arik Zoran is a consultant of the Company doing business as AR Logic, Inc., a consulting firm owned by Arik Zoran, Mr. Citronowicz's brother. On March 1, 2013 the Company amended the Consulting Services Agreement dated January 2011, extending the term of the existing agreement until December 31, 2014. The agreement shall automatically renew for additional one year periods, unless either party gives written notice of its desire not to renew at least one year prior to the expiration of the initial Term or renewal term. The agreement with AR Logic provides for engineering support for our existing generator product line and a separate hourly based fee structure for additional consulting related to new product lines. AR Logic has a royalty contract with us related to the creation and design of proprietary technology that is used in some of our generators. AR Logic was paid consulting fees of approximately $241,000 and $213,100 during the nine months ended September 30, 2015 and 2014, respectively.

A second relative of Mr. Citronowicz is considered a related party. Yechiel Tsitrinovich is also a brother of Mr. Citronowicz, and acts as a consultant to the Company related to research and development of certain products. Mr. Tsitrinovich has a royalty contract with us related to the creation and design of a proprietary technology that is used in some of our generators. Mr. Tsitrinovich was paid a combination of consulting fees and royalties on previous product designs approximating $57,911 and $56,760 for the nine months ended September 30, 2015 and 2014, respectively.

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

Borrowings under the Loan bear interest at LIBOR plus 3.5%, with a fixed monthly principal payment of $19,956. The interest rate at September 30, 2015 was 3.699%.

The Loan documents contain customary financial covenants, including a covenant that the Company maintains a minimum liquidity of $750,000. Although there is no Debt Service Coverage Ratio (as defined in the Loan Agreement) for the initial term of the Loan, should the Company desire to extend the Loan beyond March 20, 2017, the Company must maintain a Debt Service Coverage Ratio for each of the preceding four quarters of not less than 1.0 to 1.0. In the event the Loan is extended, the Debt Service Coverage Ratio must not be less than 1.2 to 1.0.

NOTE 12. GEOGRAPHIC AND PRODUCT LINE INFORMATION

International sales represented approximately 13.5% and 13.3% of total revenues for the three and nine months ending September 30, 2015, as compared with 12.9% and 14.3% for the three and nine months ending September 30, 2014.

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Sales by Domestic and International (in 000's)
Domestic	6,767	5,913	18,395	17,326
International	1,056	875	2,831	2,888

Total	7,823	6,788	21,226	20,214

Although we have only one reporting segment, beginning in 2014, management began analyzing revenue and other operating metrics across three operating categories.

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Sales by Operating Category (in 000's)
Core	$6,641	$6,106	$18,573	$17,507
OEM	677	591	1,695	2,570
J-Plasma	505	91	958	137

Total	$7,823	$6,788	$21,226	$20,214

NOTE 13. SUBSEQUENT EVENTS

On October 20, 2015 (the "Effective Date"), the Company and Nikolay Shilev entered into and consummated a Share Purchase Agreement (the "Purchase Agreement") whereby the Company acquired all of the outstanding equity interests of Bovie Bulgaria EOOD, a limited liability company incorporated under Bulgarian law ("Bovie Bulgaria"). Pursuant to the terms of the Purchase Agreement, the Company agreed to pay Mr. Shilev an aggregate of $566,220 payable as follows: (i) $424,655 payable within three (3) business days after the effective registration of the Company as the sole shareholder of Bovie Bulgaria and (ii) $141,555 payable on the five (5) year anniversary of the Effective Date.

In conjunction with the execution and consummation of the Purchase Agreement, the Company caused Bovie Bulgaria to enter into a Management Agreement with Mr. Shilev (the "Management Agreement"). Pursuant to the terms of the Management Agreement: (i) Mr. Shilev shall be engaged by the Company for a period of five (5) years; (ii) the Company agreed to pay Mr. Shilev an annual base salary of $141,250; (iii) Mr. Shilev shall be entitled to, subject to certain limitations, an annual performance based bonus equal to twenty percent (20%) of Mr. Shilev's base salary; (iv) as an inducement to enter into the Management Agreement, the Company awarded Mr. Shilev a restricted stock grant of 225,922 shares of the Company's common stock, with such restricted stock vesting ratably over a five (5) year period and subject to forfeiture upon Mr. Shilev's Management Agreement being terminated for Cause or without "Good Reason" (as each is defined in the Management Agreement); and (v) the Company agreed to provide severance payments in the event of certain termination events as set forth in the Management Agreement.

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

We are an energy-based medical device company specializing in developing, manufacturing, and marketing a range of electrosurgical products and technologies, as well as related medical products used in doctor's offices, surgery centers and hospitals worldwide. Our medical devices are marketed through Bovie's own well-respected brands (Bovie®, Aaron®, IDS™ and ICON™) and on a private label basis to distributors throughout the world. The Company also leverages its expertise in the design, development and manufacturing of electrosurgical equipment by producing equipment for large, well-known medical device manufacturers through original equipment manufacturing (OEM) agreements.

We are also the developer of J-Plasma®, a patented plasma-based surgical product which we believe has the potential to be a transformational product for surgeons. J-Plasma utilizes a helium ionization process that produces a stable, focused beam of ionized gas that provides surgeons with greater precision, minimal invasiveness and an absence of conductive currents during surgery. While currently in the early stages of commercialization, J-Plasma has been the subject of five independent white papers and has been cited therein for its clinical utility in gynecological surgeries and dermatologic/facial plastic surgery procedures.

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

Concurrently with the underwriting, the Company closed on the transactions contemplated under the exchange agreement with certain investors (the "Investors") with respect to which Great Point Partners, LLC acts as investment manager. Pursuant to the terms of the Exchange Agreement, the Company issued 3,588,139 shares of the Company's Series B Convertible Preferred Stock (the "Series B Preferred Stock") in exchange for 3,500,000 shares of the Company's Series A 6% Convertible Preferred Stock and warrants to purchase up to 5,250,000 shares of our common stock in the aggregate which were previously issued in conjunction with the sale of the Company's Series A 6% Convertible Preferred Stock to the Investors in a December 13, 2013 offering, as well as accrued and unpaid preferred dividends. At September 30, 2015, the Series B Preferred Stock is convertible into an aggregate of 3,951,278 shares of the Company's common stock.

The majority of our products currently are marketed through medical distributors, which distribute to more than 6,000 hospitals and to doctors and other healthcare facilities. New distributors are contacted through responses to our advertising in international and domestic medical journals and our presence at domestic and international trade shows.

International sales represented approximately 13.5% and 13.3% of total revenues for the three and nine months ending September 30, 2015, as compared with 12.9% and 14.3% for the three and nine months ending September 30, 2014. Management estimates our products have been sold in more than 150 countries through local dealers coordinated by sales and marketing personnel at our Clearwater, Florida facility. International sales of the company have declined, which management attributes to a stronger dollar relative to foreign currencies. In the Middle East and some Latin American countries, lower oil prices negatively impact government funded healthcare, and political and civil unrest in some countries make those markets increasingly volatile and unpredictable.

During 2014, we commenced full scale commercialization efforts for J-Plasma. As of September 30, 2015, we had a direct sales force consisting of 19 field-based selling positions, and that, coupled with our independent manufacturer's representatives, gives us a total sales force of 43. This is a hospital focused selling organization with its focus on the use of J-Plasma for operating room procedures. In addition, we have invested in training programs and marketing-related activities to support accelerated adoption of J-Plasma.

We strongly encourage investors to visit our website: www.boviemedical.com to view the most current news and to review our filings with the Securities and Exchange Commission.

Results of Operations –Three and Nine months Ended September 30, 2015 Compared to Three and Nine months Ended September 30, 2014

Sales

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Sales by Product Line (in 000's)
Electrosurgical	$4,371	$4,221	$12,162	$12,212
Cauteries	1,730	1,847	5,012	5,149
Other	1,722	720	4,052	2,853

Total	$7,823	$6,788	$21,226	$20,214

Sales by Domestic and International (in 000's)
Domestic	$6,767	$5,913	$18,395	$17,326
International	1,056	875	2,831	2,888

Total	$7,823	$6,788	$21,226	$20,214

Sales by Operating Category (in 000's)
Core	$6,641	$6,106	$18,573	$17,507
OEM	677	591	1,695	2,570
J-Plasma	505	91	958	137

Total	$7,823	$6,788	$21,226	$20,214

Sales for the three months ended September 30, 2015 were approximately 15.3% higher than the same period in 2014. Core and OEM sales were up 9.3% driven by lighting and other products, offset slightly by a decline in cauteries. J-Plasma sales experienced a greater than four-fold increase over the same period last year.

Our ten largest customers accounted for approximately 57.8% and 62.2% of revenues for the nine months ended September 30, 2015 and 2014 respectively. For the nine months ended September 30, 2015, our two largest customers accounted for 13.2% and 11.0% of our sales, respectively, while for the same nine month period ended in 2014, our three largest customers accounted for 11.8%, 11.7%, and 10.5%, respectively.

Gross Profit

	Three Months Ended				Nine Months Ended
	September 30,		Percent of sales		September 30,		Percent of sales
	2015	2014	2015	2014	2015	2014	2015	2014
(in thousands)

Cost of sales	$4,594	4,869	58.7%	71.7%	$12,183	13,662	57.4%	67.6%

Gross profit	$3,229	1,919	41.3%	28.3%	$9,043	6,552	42.6%	32.4%

Gross profit increased as a percentage of sales by approximately 13.0% for the three month period ending September 30, 2015 and by approximately 10.2% for the nine month period ending September 30, 2015 compared to the same respective periods in 2014. During the three month period ended September 30, 2014, there was a charge for excess and obsolete inventory of approximately $843,000, which reduced our gross margin for the period to 28.3%.

We do not anticipate any material impact to our gross profit, material costs, or other costs as a result of the effect of inflation or any material impact of changing prices on net revenue.

Research and Development

	Three Months Ended				Nine Months Ended
	September 30,		Percent of sales		September 30,		Percent of sales
	2015	2014	2015	2014	2015	2014	2015	2014
(in thousands)

R & D Expense	$583	368	7.5%	5.4%	$1,534	1,019	7.2%	5.0%

Research and development costs increased 58.4% for the three month period ending September 30, 2015 and by approximately 50.6% for the nine month period ending September 30, 2015. We have incurred increased spending on labor costs, consulting services and other costs as we continue to develop enhancements and complimentary items to our next generation of J-Plasma and core products.

Professional Fees

	Three Months Ended				Nine Months Ended
	September 30,		Percent of sales		September 30,		Percent of sales
	2015	2014	2015	2014	2015	2014	2015	2014
(in thousands)

Professional services	$427	142	5.5%	2.1%	$1,070	686	5.0%	3.4%

Our professional fees increased by approximately $285,000 during the three months ended September 30, 2015 and increased by approximately $384,000 for the nine month period ended September 30, 2015 compared to the same respective periods in 2014. The increase was mainly attributable to accounting fees for due diligence and advisory services related to the acquisition, outsourced tax and compliance work, and legal fees related to the acquisition of Bovie Bulgaria.

Salaries and related costs

	ThreeMonths Ended				Nine Months Ended
	September 30,		Percent of sales		September 30,		Percent of sales
	2015	2014	2015	2014	2015	2014	2015	2014
(in thousands)

Salaries & related cost	$1,929	1,653	24.7%	24.4%	$5,749	3,980	27.1%	19.7%

During the three months ended September 30, 2015 compared to the same period in 2014, salary costs increased by 16.7% or approximately $276,000, and by 44.4% or approximately $1,769,000 for the nine month period ended September 30, 2015. The increases were primarily a result of additional salaries, benefits and payroll taxes related to our J-Plasma direct sales team and throughout the organization.

Selling, General & Administrative Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Percent of sales		September 30,		Percent of sales
	2015	2014	2015	2014	2015	2014	2015	2014
(in thousands)

SG & A costs	$2,103	2,123	26.9%	31.3%	$6,325	4,923	29.8%	24.4%

Selling, general and administrative costs decreased by approximately $20,000 or 0.9% for the three month period ending September 30, 2015. Increases in sales commissions, and sales-related T&E were offset by decreases in regulatory, non-sales related T&E, and advertising and marketing spending. For the nine month period ended September 30, 2015, SG&A increased by 28.5% or approximately $1,399,000 compared to the same respective period in 2014. Increases in advertising and marketing, sales commissions, sales-related T&E, and training, were partially offset by decreased spending in non-sales related T&E and regulatory expenses.

Other Income (expense)

Interest Expense

	Three Months Ended				Nine Months Ended
	September 30,		Percent of sales		September 30,		Percent of sales
	2015	2014	2015	2014	2015	2014	2015	2014
(in thousands)

Interest income (expense)	$(40)	(41)	-0.5%	-0.6%	$(120)	(111)	-0.6%	-0.5%

Change in fair value of derivative liabilities	$266	(1,676)	3.4%	-24.7%	$1,800	(9,820)	8.5%	-48.6%

The increase in the net interest expense for the nine months ended September 30, 2015 is a result of the debt refinancing which occurred on March 20, 2014.

Change in Fair Value of Derivative Liabilities

On December 13, 2013, we entered into a securities purchase agreement pursuant to which we issued 3,500,000 shares of our Series A 6% Convertible Preferred Stock with a stated value of $2.00 per share (for an aggregate of $7 million) and 5,250,000 warrants to purchase our common stock, at an exercise price of $2.387 per share. We also issued 525,000 warrants to the placement agent. At December 13, 2013, the investor and placement agent warrants were valued at approximately $4,384,000 and $438,000, respectively. The warrants were accounted for as derivative financial instruments at fair value and were re-valued each reporting period.

On March 17, 2015, we closed on the transactions contemplated under the exchange agreement (the "Exchange Agreement") entered into on March 11, 2015 with certain investors (the "Investors") with respect to which Great Point Partners, LLC acts as investment manager. Pursuant to the terms of the Exchange Agreement, we issued 3,588,139 shares of our Series B Convertible Preferred Stock (the "Series B Preferred Stock") in exchange for 3,500,000 shares of our Series A 6% Convertible Preferred Stock and warrants to purchase up to 5,250,000 shares of our common stock in the aggregate which were previously issued in conjunction with the sale of our Series A 6% Convertible Preferred Stock to the Investors in a December 13, 2013 offering, as well as accrued and unpaid preferred dividends. The Series B Preferred Stock is convertible into an aggregate of 7,176,278 shares of our common stock, upon the terms set forth in the Certificate of Designation. During the period ended September 30, 2015, the holders of Series B Preferred Stock exercised their conversion rights on 1,612,500 shares of Series B Preferred Stock. The remaining Series B Stock at September 30, 2015 is convertible into an aggregate of 3,951,278 shares of our common stock.

At September 30, 2015, the placement agent warrants were valued at $266,557 and we recognized an aggregate gain for the nine months ended September 30, 2015 of $732,000 related to their change in value.

In 2010, we issued warrants to investors and to our placement agent in connection with an equity offering. The warrants issued to the investors contain anti-dilution protection in the event we issue securities at a price lower than the exercise price of the warrants. As a result of the issuance of our Series A 6% Convertible Preferred Stock on December 13, 2013, the exercise price of the investor warrants issued in 2010 was reduced from $6.00 per share to $2.00 per share and the number of warrants was increased proportionately. The 2010 investor and placement agent warrants were accounted for as derivative financial instruments at fair value. All remaining warrants issued in 2010 were either exercised or expired during the three months ended June 30, 2015.

Income Taxes

While we are subject to U.S. federal income tax as well as income tax of certain state jurisdictions, during the three and nine months ended September 30, 2015, our tax provision was zero because the net effect of our permanent and temporary differences resulted in us recognizing a loss for tax purposes. Our effective tax rate of zero for the three months ended September 30, 2015 differed from the statutory tax rates primarily due to the change in the valuation allowance on the Company's deferred tax assets.

Net Income (loss)

	Three Months Ended				Nine Months Ended
	September 30,		Percent of sales		September 30,		Percent of sales
(in thousands)	2015	2014	2015	2014	2015	2014	2015	2014

Net Income/(Loss)	$(1,587)	(4,084)	-20.3%	-60.2%	$(3,955)	(13,987)	-18.6%	-69.2%
Benefit for taxes	--	1,350	--	--	(8)	1,895	0.0%	9.4%
Accretion on convertible preferred stock	--	(242)	--	-3.6%	(222)	(668)	-1.0%	-3.3%
Gain on conversion of warrants and preferred shares, net	--	--	--	--	13,956	--	65.7%	--
Net Income/(loss) attributable to common shareholders	$(1,587)	(2,976)			$9,771	(12,760)

Product Development

We have developed most of our products and product improvements internally. Funds for this development have come primarily from our internal cash flow and equity issuances. We maintain close working relationships with physicians and medical personnel in hospitals and universities who assist in product research and development. New and improved products play a critical role in our sales growth. We continue to emphasize the development of proprietary products and product improvements to complement and expand our existing product lines. Our research and development team members are based in our Florida office and our facility in Sofia, Bulgaria.

Reliance on Collaborative, Manufacturing and Selling Arrangements

We manufacture the majority of our products on our premises in Clearwater, Florida. Labor-intensive sub-assemblies and labor-intensive products may be out-sourced to our specification. Although we sell through distributors, we market our products through national trade journal advertising, direct mail, distributor sales representatives and trade shows, under the Bovie name, the Bovie/Aaron name and private label. Major distributors include Cardinal Health, Independent Medical Co-Op Inc. (IMCO), McKesson Medical Surgical, Inc., Medline, National Distribution and Contracting Inc. (NDC), and Owens & Minor. If any of these distributor relationships are terminated or not replaced, our revenue from the territories served by these distributors could be adversely affected.

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

Liquidity and Capital Resources

Our working capital at September 30, 2015 of approximately $19.0 million increased by approximately $7.4 million when compared to December 31, 2014. Accounts receivable days of sales outstanding were 37.9 days and 35.8 days at September 30, 2015 and 2014, respectively. The number of days worth of sales in inventory, which is the total inventory available for production divided by the 12 month average cost of materials, decreased 30 days to 168 days equating to an inventory turn ratio of 1.6 at September 30, 2015 from 198 days and an inventory turn ratio of 1.8 at September 30, 2014. The lower number of days worth of sales is mainly due to reduced inventory levels year over year as we wrote off excess and obsolete inventory and adjusted for product mix.

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

We used cash in operations of approximately $4.8 million for the nine months ended September 30, 2015, compared to cash used in operations of approximately $0.6 million for the same period in 2014, an increase of cash used in operations of approximately $4.2 million which was largely attributable to our on-going and accelerated J-Plasma product commercialization efforts.

During the nine month period ended September 30, 2015, we used approximately $604,000 for the purchase of property and equipment as compared to purchases amounting to approximately $319,000 for the same period in 2014.

Cash provided by financing activities for the nine month period ended September 30, 2015 of approximately $12.9 million was attributable to the proceeds from the public offering and the exercise of warrants. We used cash in financing activities of approximately $855,000 during the nine month period ended September 30, 2014.

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

Borrowings under the Loan bear interest at LIBOR plus 3.5%, with a fixed monthly principal payment of $19,956. The interest rate at September 30, 2015 was 3.699%.

The Loan documents contain customary financial covenants, including a covenant that the Company maintains a minimum liquidity of $750,000. Although there is no Debt Service Coverage Ratio (as defined in the Loan Agreement) for the initial term of the Loan, should we desire to extend the Loan beyond March 20, 2017, we must maintain a Debt Service Coverage Ratio for each of the preceding four quarters of not less than 1.0 to 1.0. In the event the Loan is extended as noted above, the Debt Service Coverage Ratio must not be less than 1.2 to 1.0.

Our future contractual obligations for agreements with initial terms greater than one year and agreements to purchase materials in the normal course of business are summarized as follows (in thousands):

	Years Ending December 31,
Description	2015	2016	2017
Purchase commitments	$3,554	$-	$-
Long-term debt	239	239	2,755
Total	$3,793	$239	$2,755

We are continuing to make substantial investments in the development and marketing of our J-Plasma technology for the long term benefit of the Company and its stakeholders, and this may adversely affect our short term profitability and cash flow, particularly over the next 12 to 24 months. While we believe that these investments have the potential to generate additional revenues and profits in the future, there can be no assurance that J-Plasma will be successful or that such future revenues and profitability will be realized. From June of 2010 through December 31, 2014, we invested approximately $5.5 million in the development and marketing of our J-Plasma technology and an additional approximately $4.1 million in the nine months ended September 30, 2015, bringing the total investment to approximately $9.6 million since inception.

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

We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available as of the reporting date. For those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. During the nine months ended September 30, 2015 we do not believe we had any significant tax positions nor did we have any positions for interest or penalties related to such positions.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Our short-term investments consist of cash, cash equivalents and overnight investments. As such we do not believe we are exposed to significant interest rate risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. If a 10% change in interest rates were to have occurred on September 30, 2015, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of September 30, 2015. Based upon that evaluation, our CEO and CFO concluded that, as of the end of that period, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f)) during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Financial Statements from the Quarterly Report on Form 10-Q of Bovie Medical Corporation for the three and nine months ended September 30, 2015, filed on November 5, 2015, formatted in XBRL.

10.1	Jay D. Ewers Employment Agreement dated June 27, 2014 (Incorporated by reference to Exhibit 10.1 to the Registrant's report on Form 8-K filed August 12, 2015).

10.2	Amendment to Jay D. Ewers Employment Agreement dated August 6, 2015 (Incorporated by reference to Exhibit 10.2 to the Registrant's report on Form 8-K filed August 12, 2015).

10.3	Jay D. Ewers Amended and Restated Employment Agreement dated October 14, 2015 (Incorporated by reference to Exhibit 10.3 to the Registrant's report on Form 8-K filed October 19, 2015).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bovie Medical Corporation

Dated: November 5, 2015	By:	/s/ Robert L. Gershon
Robert L. Gershon
Chief Executive Officer
(Principal Executive Officer)

Dated: November 5, 2015	By:	/s/ Jay D. Ewers
Jay D. Ewers
Chief Financial Officer,
Treasurer, and Secretary
(Principal Financial Officer)

