Form 10-K
period 2015-12-31
BOVIE MEDICAL Corp
filed 2016-03-18
CIK 719135

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒ No ☐

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (para 232.405 of this chapter) during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files). Yes: ☒ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of June 30, 2015, the registrant's most recently completed second fiscal quarter, was approximately $59,780,649.

The number of shares of the registrant's $.001 par value common stock outstanding on the NYSE MKT exchange as of March 16, 2016 was 27,051,172.

Company Symbol-BVX

Company SIC (Standard Industrial Code)-3841

DOCUMENTS INCORPORATED BY REFERENCE

None.

Bovie Medical Corporation

2015 Form 10-K Annual Report

BOVIE MEDICAL CORPORATION

Cautionary Notes Regarding "Forward-Looking" Statements

This report contains statements that we believe to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," "project," or "continue," or similar words or the negative thereof. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this report and in any public statements we make could be materially different from actual results. They can be affected by assumptions we might make or by known or unknown risks or uncertainties. Consequently, we cannot guarantee any forward-looking statements. Investors are cautioned not to place undue reliance on any forward-looking statements. Investors should also understand that it is not possible to predict or identify all such factors and should not consider the risk factors discussed in Item 1A below to be a complete statement of all potential risks and uncertainties. Past performance is no guaranty of future results.

Part I

ITEM 1. Business

General

Bovie Medical Corporation ("Company", "Bovie Medical", "we", "us", or "our") was incorporated in 1982, under the laws of the State of Delaware and has its principal executive office at 4 Manhattanville Road, Suite #106, Purchase, New York 10577.

We are an energy-based medical device company specializing in developing, manufacturing, and marketing a range of electrosurgical products and technologies, as well as related medical products used in doctor's offices, surgery centers and hospitals worldwide. Our medical devices are marketed through Bovie's own well-respected brands (Bovie®, IDS™ and ICON™) and on a private label basis to distributors throughout the world. The Company also leverages its expertise in the design, development and manufacturing of electrosurgical equipment by producing equipment for large, well-known medical device manufacturers through original equipment manufacturing (OEM) agreements, as well as start-up companies with the need for our energy based designs.

We are also the developer of J-Plasma®; a patented helium-based plasma surgical product which we believe has the potential to be a transformational product for surgeons. J-Plasma® has FDA clearance for the cutting, coagulation, and ablation of soft tissue. The J-Plasma® system consists of an electrosurgical generator unit (ESU), a handpiece and a supply of helium gas. Radiofrequency (RF) energy is delivered to the handpiece by the ESU and used to energize an electrode. When helium gas is passed over the energized electrode, a helium plasma is generated which allows for conduction of the RF energy from the electrode to the patient in the form of a precise helium plasma beam. The energy delivered to the patient via the helium plasma beam is very precise and cooler in temperature in comparison to other surgical energy modalities such as standard RF monopolar energy.While currently in the early stages of commercialization, J-Plasma has been the subject of ten white papers and has been cited therein for its clinical utility in gynecological and plastic surgery procedures.

Significant Subsidiaries

Aaron Medical Industries, Inc. is a wholly-owned Florida corporation based in Clearwater, Florida. It is principally engaged in the business of marketing our medical products.

Bovie Bulgaria, EOOD is a wholly-owned limited liability company incorporated under Bulgarian law, located in Sofia, Bulgaria. It is engaged in the business of engineering and manufacturing our electrosurgical and OEM products.

Industry

Healthcare reform has caused consolidation among providers, with hospitals merging, physician practices joining hospitals, and institutions combining to form Accountable Care Organizations, to manage patients on an interdisciplinary basis. Although the medical device industry can be challenging and very competitive, we believe it will continue to have a positive, long-term growth trajectory with the number of surgical procedures performed increasing annually as a result of the aging "baby boomer" population and other healthcare trends. Additionally, we also anticipate a continued increase in minimally invasive surgical procedures due to ongoing advancements in technology coupled with continued overall pressure to reduce healthcare costs via a reduction in patient trauma and recovery time. Expanding global markets will also continue to provide growth opportunities for the medical device industry.

We believe that Bovie Medical has sustainable, competitive advantages in the medical device market for several reasons. We have a long history in electrosurgery. In fact, our inspiration dates back to the first use of an electrosurgical generator in an operating room in the U.S. in 1926 where Dr. William T. Bovie was present. Thus, the Bovie name is recognized by surgeons the world over for having pioneered the electrosurgery field and is recognized for its outstanding product quality supported by strong engineering and research and development capabilities. This history equates to very strong recognition of the Bovie brand. In fact, the word "Bovie" has become synonymous with all instruments used to deliver electrosurgical energy in the operating room. We believe that our equipment and devices have and will continue to provide better experiences for patients at a lower cost to the healthcare system.

Business Strategy

Our objective is to achieve profitable, sustainable growth by increasing our market share in the advanced energy category, including the commercialization of products that have the potential to be transformational with respect to the results they produce for surgeons and patients. In order to achieve this objective, we plan to leverage our long history in the industry, along with the reputation for quality and reliability that the Bovie brand enjoys within the medical community. At the same time, we will expand our products beyond radio frequency, move forward with research and developments projects aimed at creating value within our existing product portfolio and build our pipeline of new complementary products and utilize multiple channels to bring new and existing products to market.

We are working to build our position in advanced electrosurgical generators and disposables, which can be used in diversified niche markets with minimally invasive surgical instruments, while furthering our status as a pioneer in plasma technology and its various medical applications.

Our J-Plasma product initially received FDA clearance in 2012, and a CE mark in December, 2014, which enables us to sell the product in Europe. In 2014, we brought together a new management team and created and trained a direct sales force dedicated to J-Plasma®. In 2015, we continued the commercialization process for J-Plasma with a multi-faceted strategy designed to accelerate adoption of the product. This strategy primarily involved deployment of a dedicated sales force, extending and customizing the J-Plasma® product line and expanding the surgical specialties in which J-Plasma® can become the "standard of care" for certain procedures.

By the end of 2015, we had 13 field-based selling professionals and a network of 26 independent manufacturing representatives, resulting in a total sales force of 39. This is a hospital based selling organization with its focus on the use of J-Plasma for operating room procedures.

Additionally, we launched six new J-Plasma hand piece configurations and the Bovie Ultimate generator, which combines J-Plasma functionality with standard electrosurgery modes in one generator. The Bovie Ultimate was recognized by the Society of Laparoendoscopic Surgeons (SLS) as an Innovative Product of the Year at their annual meeting in September 2015, following a similar recognition in 2014. As a result of our sales, marketing and product development initiatives in 2015, we have significantly increased the number of surgeons using the product, gained approvals for the sale of J-Plasma® from Hospital Value Analysis Committees and signed agreements for the use of J-Plasma® by the members of Group Purchasing Organizations that serve the medical community.

In order to assist us in leveraging J-Plasma's precision and effectiveness in multiple surgical specialties, we launched a Medical Advisory Board in 2015 currently comprised of surgeons who are recognized leaders in urology, cardiovascular and cardiothoracic surgery.

We are continuing to make substantial investments in the development and marketing of our J-Plasma technology for the long term benefit of the Company and its stakeholders and this may adversely affect our short term profitability and cash flow, particularly over the next 12 to 24 months. While we believe that these investments have the potential to generate additional revenues and profits in the future, there can be no assurance that J-Plasma will be successful or that such future revenues and profitability will be realized. From June of 2010 through December 31, 2014, we invested approximately $5.5 million in the development and marketing of our J-Plasma technology and an additional approximately $5.5 million in 2015, bringing the total investment to approximately $11.0 million since inception.

Company Products

We group our products into three main categories: electrosurgery, cauteries, and other products. Information regarding sales by product categories and related percentages can be found in our annual and quarterly reports filed with the SEC. We manufacture and market various medical products, both under private label and the Bovie brands (Bovie, IDS, ICON and DERM), to distributors worldwide. Additionally, Bovie has original equipment manufacturing (OEM) agreements with other medical device manufacturers. These OEM and private label arrangements and our use of the Bovie brands enable us to gain greater market share for the distribution of our products.

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

DERM101 and DERM 102

These effective and economical 10 watt high frequency desiccators provide a low wattage platform for minor in-office skin procedures. We designed these products specifically for family practice physicians, pediatricians and other general practitioners, enabling them to perform simple skin procedures in their offices instead of referring the patient to a specialist saving the patient time and providing additional revenue generating procedures for the physician.

Aaron 940/ Aaron 950 / Aaron 1250U

The Aaron 940 is a Bovie developed, low powered 40-watt high frequency desiccator designed primarily for dermatology and family practice physicians. The units are used mainly for removing small skin lesions and growths as well as for coagulation for office based procedures.

The Aaron 950 is a 60-watt high frequency desiccator with the added feature of a cut capacity for outpatient surgical procedures. In effect, the 950 is two independent surgical devices in one small package. It is designed mainly for use in doctors' offices and is utilized in a broad range of specialties including dermatology, gynecology, family practice, urology, plastic surgery and ophthalmology.

The Aaron 1250U is a 120-watt multipurpose electrosurgery generator. The unit features monopolar and bipolar functions with pad sensing. This product is considered to be ideally suited for office-based procedures in the specialties of gynecology, plastic surgery and urology.

Aaron 2250 /2350/ 3250/3350 and IDS 200 /210/ 300 /310 400

To address market demand for more powerful electrosurgical generators, Bovie developed 200, 300 and 400-watt multipurpose digital electrosurgery generators designed for the rapidly expanding surgi-center market and the hospital outpatient and inpatient markets. This equipment includes digital hardware that enables very high parallel data processing throughout the operation or procedure. All data is sampled and processed digitally. For the first time in electrosurgery, surgeons are able to measure tissue impedance in real time (5,000 times a second) thanks to the utilization of digital technology. The design of these units is based on a digital feedback system. By using dedicated digital hardware in place of a general purpose controller for processing data, our equipment enables the power to be adjusted as the impedance varies, to deliver a consistent clinical effect.

The IDS 200/Aaron 2250 are 200-watt generators that have the capability to be used in the majority of procedures performed today in surgi-center or outpatient settings. Although 200 watts is adequate to do most procedures in the operating room, 300 watts is considered the standard and believed to be what most hospitals and surgi-centers will require. To meet this requirement, we developed the IDS 300/ Aaron 3250.

IDS 310/210 and Bovie OR|Pro A3350 and Surgicenter Pro A2350 are the next generation of surgi-center and operating room generators. These units incorporate the best features of the IDS 300 and upgrade its capabilities by providing additional bipolar options, including the 225-watt Bovie bipolar and an auto bipolar feature. The 300 watt units also offer the capability to utilize two pencils with simultaneous activation in fulguration mode.

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

Disposable Laparoscopic Electrodes

We have introduced a line of disposable laparoscopic electrodes in Resistick coated and stainless steel for use by physicians from a broad group of specialties including gynecology, general surgery and urology. These electrodes are offered in J-hook, L-hook, needle, ball and spatula design and have an adapter included which makes these laparoscopic electrodes usable with a 3/32" or 4mm plug.

Cauteries

Battery Operated Cauteries

Battery operated cauteries constitute our second largest product line. Cauteries were originally designed for precise hemostasis (to stop bleeding) in ophthalmology. The current use of cauteries has been substantially expanded to include a broad range of applications. Battery operated cauteries are primarily sterile one-time use products. We have continued to improve our offering and now have a snap design cautery which has a patent pending. It features a switch mechanism that dramatically reduces the potential for accidental activation. We manufacture one of the broadest lines of cauteries in the world, including but not limited to, a line of replaceable battery and replaceable tip cauteries, which are popular in veterinary and overseas markets.

Other Products

Battery Operated Medical Lights

We manufacture and market a variety of specialty lighting instruments for use in ophthalmology as well as distribute specialty lighting instruments for general surgery, hip replacement surgery and for the placement of endotracheal tubes in emergency and surgical procedures. We also manufacture and market physicians' office use penlights used in physician offices.

Nerve Locator Stimulator

We manufacture a nerve locator stimulator primarily used for identifying motor nerves in hand and facial reconstructive surgery. This instrument is a sterile, self-contained, battery-operated unit, for one time use.

J-Plasma Products

ICON GS

Bovie's J-Plasma technology is the foundation for the ICON GS plasma system, which utilizes a helium ionization process producing a stable thin focused beam of ionized gas that can be controlled in a wide range of temperatures and intensities, providing the surgeon greater control and predictability with minimal thermal damage to surrounding tissue. The development of this helium plasma generator also includes the design of a new proprietary handpiece.

In March 2015, we launched The Bovie® Ultimate™ generator. The Bovie Ultimate is a high frequency electrosurgical generator that can be used for delivery of RF energy and/or helium gas plasma to cut, coagulate and ablate soft tissue during open and laparoscopic surgical procedures. The generator offers users monopolar, bipolar and J-Plasma features in a single generator. It has both FDA clearance and CE Mark.

J-Plasma Disposable Portfolio

We offer different hand pieces for open and laparoscopic procedures. The helium-based plasma generated from these devices have been shown to cause less thermal damage to tissue than CO2 laser, argon plasma and RF energy products currently available on the market. The technology has a general indication and can be used for cutting, coagulating and ablating soft tissue. The two primary specialties that are targeted in phase one of the product launch are gynecology and plastic surgery. However, given the wide range of tissue applications for J-Plasma, we are now engaged in ongoing development to create products for urology, cardiovascular, and cardiothoracic procedures. The advantages of helium plasma continue to be studied throughout the medical and scientific communities. We believe that surgical applications are just one area of opportunity for this technology.

In September of 2015, we expanded our offering of laparoscopic hand pieces by introducing the J-Plasma Precise™ configurations to the market. The six new J-Plasma Precise™ configurations include three new lengths with either a blade or needle electrode with an ergonomic, pistol grip design. These new configurations expand the procedure base for J-Plasma by providing surgeons with the tools they need to access additional anatomic locations.

Research and Development and New Products

Our research and development activities are an essential component of our efforts to develop innovative products for introduction in the marketplace to drive sales growth. We continue to emphasize the development of proprietary products and product improvements to complement and expand our existing product lines. In 2015, we spent approximately $2,160,000 in R&D versus approximately $1,416,000 during the same period of 2014, an increase of approximately 52.5%. Bovie products introduced to the market in 2015 as a result of our internal research and development opportunities include: The Bovie® Ultimate™ generator, J-Plasma Precise™ hand pieces and multiple new electrosurgical generators for OEM customers.

Sales & Marketing

The majority of our core products are marketed through medical distributors, which distribute to more than 6,000 hospitals and to doctors and other healthcare facilities. New distributors are contacted through responses to our advertising in international and domestic medical journals and our presence at domestic and international trade shows. International sales represented approximately 16.9% of total revenues in 2015, compared to approximately 15.8% in 2014. Management estimates our products have been sold in more than 150 countries through local dealers coordinated by sales and marketing personnel at our Clearwater, Florida facility.

Competition

We compete with numerous manufacturers and distributors of medical supplies and devices, many of which are large and well-established. With the exception of J-Plasma and endoscopic instrumentation, which are sold directly to the end-user under our own brand, many of our products are private labeled. The majority of the products in our core business are sold through distributors under the Bovie or Aaron label. The balance is private labeled for major distributors who sell it under their own name. By having private labeled and branded distribution, we are able to increase our position in the marketplace and compete with much larger organizations. While our private label customers distribute products through their internal sales force, the majority of our products are sold through distributors which increases our sales potential and helps level the playing field relative to our large competitors that sell direct. Domestically, we continue to believe that we have a substantial market share in the field of electrosurgical generator manufacturing through our Bovie branded and OEM units.

Our main competitors in electrosurgical and accessory markets are Valleylab (a division of Covidien), Conmed and Erbe Electromedizine. In the battery operated cautery market, our main competitor is Beaver Visitec, and in the endoscopic instrumentation market, it is Ethicon (a division of Johnson and Johnson) and Covidien Surgical Solutions (formally U.S. Surgical, a division of Covidien). Currently, we are the only company with helium-based plasma and retractable blade products. However, there are argon plasma competitors, Conmed, and CO2 laser competitors for our target market. We believe our competitive position did not change in 2015.

Intellectual Property

We rely on our intellectual property that we have developed or acquired over the years including patents, trade secrets, technical innovations, and various licensing agreements to provide our future growth and build our competitive position. We have been issued 30 patents in the United States and 18 foreign patents. We have 16 pending patent applications in the United States and 14 pending foreign applications. Our intellectual property portfolio for the technology and products related to J-Plasma product is included in these totals and continues to grow. Specific to J-Plasma, we have been issued 14 U.S. and 8 foreign patents, and we have 10 U.S. and 4 foreign applications pending. As we continue to expand our intellectual property portfolio we believe it is critical for us to continue to invest in filing patent applications to protect our technology, inventions, and improvements. However, we can give no assurance that competitors will not infringe on our patent rights or otherwise create similar or non-infringing competing products that are technically patentable in their own right.

Manufacturing and Suppliers

We are committed to producing the most technically advanced and highest quality products of their kind available on the market. We manufacture the majority of our products on our premises in Clearwater, Florida and at our facility located in Sofia, Bulgaria, which are certified under the ISO international quality standards and are subject to continuing regulation and routine inspections by the FDA to ensure compliance with regulations relating to our quality system, medical device complaint reporting, and adherence to FDA restrictions on promotion and advertising. In addition, we are subject to regulations under the Occupational Safety and Health Act, the Environmental Protection Act and other federal, state and local regulations.

During the fourth quarter of 2015, we acquired all of the outstanding shares of Bovie Bulgaria, EOOD. Bovie Bulgaria operates a 16,000 square foot ISO13485 certified and FDA registered manufacturing facility located in the capital city of Sofia, which houses manufacturing, development and assembly operations.

We also have collaborative arrangements with three foreign suppliers under which we request the development of certain items and components, which we purchase pursuant to purchase orders. Our purchase order commitments are never more than one year in duration and are supported by our sales forecasts.

Customers

We sell the majority of our current products through major distributors which include Cardinal Health, Independent Medical Co-Op Inc. (IMCO), McKesson Medical Surgical, Inc., Medline, National Distribution and Contracting Inc. (NDC), and Owens & Minor and have manufacturing agreements for private label of certain products with these and others.

In 2015, we signed long-term agreements with three group purchasing organizations (GPO). We believe that partnering with GPO's is critical to our sales efforts and J-Plasma commercialization efforts.

Backlog

The value of unshipped factory orders is not material.

Employees

At December 31, 2015, we had 201 full-time employees world-wide, of whom 6 were executive officers, 31 supervisory personnel, 14 sales personnel, and 150 technical support, administrative, and production employees. None of our current employees are covered by a collective bargaining agreement, and we have never experienced a work stoppage. We consider our employee relations to be good.

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

We have also invested, and continue to invest, substantial resources to develop and monetize our J-Plasma technology. If we are unable to gain acceptance in the marketplace of J-Plasma, our business and results of operations may be materially and adversely affected. From June of 2010 through December 31, 2015, we have invested approximately $11.0 million in the development and marketing of our J-Plasma technology.

We also compete by private labeling our products for major distributors under their label. This allows us to increase our position in the marketplace and thereby compete from two different approaches, our Aaron or Bovie label, and our customers' private label. Our private label customers distribute our products under their name through their internal sales force. We believe our main competitors do not private label their products.

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

International Regulation

To market products in the European Union, our products must bear the "CE" mark. Manufacturers of medical devices bearing the CE mark have gone through a conformity assessment process that assures that products are manufactured in compliance with a recognized quality system and to comply with the European Medical Devices Directive.

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

The amount expended by us on research and development of our products during the years 2015, 2014, and 2013, totaled approximately $2.1, $1.4, and $1.3 million, respectively. During the past three years, we invested substantial resources in the development and marketing of our J-Plasma technology. We have not incurred any direct costs relating to environmental regulations or requirements. For 2016, we expect the amount of our expenditures for research and development activities to increase modestly when compared to 2015.

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

●	competition from other products or technologies prevents or reduces market acceptance of our products;
●	we do not have and cannot obtain the intellectual property rights needed to manufacture or market our products without infringing on another company's patents; or
●	we are unsuccessful in defending against patent infringement or other intellectual property rights, claims that could be brought against us, our products or technologies;

The failure to successfully acquire or develop and commercialize new products will have a material and adverse effect on the future growth of our business, financial condition and results of operations.

Our international operations subject us to foreign currency fluctuations and other risks associated with operating in foreign countries.

We operate internationally and enter into transactions denominated in foreign currencies. To date, we have not hedged our exposure to changes in foreign currency exchange rates, and as a result, we are subject to foreign currency transaction and translation gains and losses. We purchase goods and services in U.S. dollars and Euros. Foreign exchange risk is managed primarily by satisfying foreign denominated expenditures with cash flows or assets denominated in the same currency therefore we are subject to some foreign currency fluctuation risk. Our currency value fluctuations were not material for 2015.

Our operations and cash flows may be adversely impacted by healthcare reform legislation.

The Patient Protection and Affordable Care Act and Health Care and Education Affordability Reconciliation Act were enacted into law in the U.S. in March 2010. Among other initiatives, this legislation imposes a 2.3% excise tax on domestic sales of class I, II, and III medical devices beginning in 2013. The Consolidated Appropriations Act, 2016, signed into law on Dec. 18, 2015, includes a two year moratorium on the medical device excise tax imposed by Internal Revenue Code section 4191. Thus, the medical device excise tax does not apply to the sale of a taxable medical device by the manufacturer, producer, or importer of the device during the period beginning on Jan. 1, 2016, and ending on Dec. 31, 2017. Substantially all of our products are class I or class II medical devices and in 2015 and 2014 we paid medical device excise tax of approximately $450,378 and $435,926, respectively. As approximately 83% of our 2015 sales were derived in the U.S. we cannot predict if any additional regulations will be implemented at the federal or state level, or the effect of any future legislation or regulation in the U.S. or internationally.

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

We manufacture the majority of our products on our premises in Clearwater, Florida and in Sofia, Bulgaria. Labor-intensive sub-assemblies and labor-intensive products may be out-sourced to our specification. Although we sell through distributors, we market our products through national trade journal advertising, direct mail, distributor sales representatives and trade shows, under the Bovie name, the Bovie/Aaron name and private label. Major distributors include Cardinal Health, Independent Medical Co-Op Inc. (IMCO), McKesson Medical Surgical, Inc., Medline, National Distribution and Contracting Inc. (NDC), and Owens & Minor. If any of these distributor relationships are terminated or not replaced, our revenue from the territories served by these distributors could be adversely affected.

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

We have been issued 30 patents in the United States and 18 foreign patents. We have 16 pending patent applications in the United States and 14 pending foreign applications. Our intellectual property portfolio for the technology and products related to J-Plasma product is included in these totals and continues to grow. Specific to J-Plasma, we have been issued 14 U.S. and 8 foreign patents, and we have 10 U.S. and 4 foreign applications pending. We intend to continue to seek legal protection, primarily through patents, for our proprietary technology. Seeking patent protection is a lengthy and costly process, and there can be no assurance that patents will be issued from any pending applications, or that any claims allowed from existing or pending patents will be sufficiently broad or strong to protect our proprietary technology. There is also no guarantee that any patents we hold will not be challenged, invalidated or circumvented, or that the patent rights granted will provide competitive advantages to us. Our competitors have developed and may continue to develop and obtain patents for technologies that are similar or superior to our technologies. In addition, the laws of foreign jurisdictions in which we develop, manufacture or sell our products may not protect our intellectual property rights to the same extent as do the laws of the United States.

Adverse outcomes in current or future legal disputes regarding patent and other intellectual property rights could result in the loss of our intellectual property rights, subject us to significant liabilities to third parties, require us to seek licenses from third parties on terms that may not be reasonable or favorable to us, prevent us from manufacturing, importing or selling our products, or compel us to redesign our products to avoid infringing third parties' intellectual property. As a result, our product offerings may be delayed, and we may be unable to meet customers' requirements in a timely manner. Regardless of the merit of any related legal proceeding, we have incurred in the past and may be required to incur in the future substantial costs to prosecute, enforce or defend our intellectual property rights. Even in the absence of infringement by our products of third parties' intellectual property rights, or litigation related to trade secrets, we have elected in the past and may in the future elect to enter into settlements to avoid the costs and risks of protracted litigation and the diversion of resources and management's attention. However, if the terms of settlements entered into with certain of our competitors are not observed or enforced, we may suffer further costs and risks. Any of these circumstances could have a material adverse effect on our business, financial condition and resources or results of operations.

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

Product Liability Litigation

Although we carry liability insurance, due to the nature of our products and their use by professionals, we may, from time to time, be subject to litigation from persons who sustain injury during medical procedures in hospitals, physician's offices or in clinics and defending such litigation is expensive, disruptive, time consuming and could adversely affect our business. We currently maintain product liability insurance with combined coverage limits of $10 million on a claims-made basis. There is no assurance that this coverage will be adequate to protect us from any possible liabilities (individually or in the aggregate) we might incur in connection with the sale or testing of our products. In addition, we may need increased product liability coverage as additional products are commercialized. This insurance is expensive and in the future may not be available on acceptable terms, if at all.

Our business is subject to the potential for defects or failures associated with our products which could lead to recalls or safety alerts and negative publicity.

Manufacturing flaws, component failures, design defects, off-label uses or inadequate disclosure of product-related information could result in an unsafe condition or the injury or death of a patient. These problems could lead to a recall of, or issuance of a safety alert relating to our products, and result in significant costs and negative publicity. Due to the strong name recognition of our brands, an adverse event involving one of our products could result in reduced market acceptance and demand for all products within that brand, and could harm our reputation and our ability to market our products in the future. In some circumstances, adverse events arising from or associated with the design, manufacture or marketing of our products could result in the suspension or delay of our current regulatory reviews of our applications for new product approvals. We also may undertake voluntarily to recall products or temporarily shut down certain production lines based on internal safety and quality monitoring and testing data. Any of the foregoing problems could disrupt our business and have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Our common stock is listed on the NYSE MKT Market under the ticker symbol "BVX." The market price of our stock has been and may continue to be highly volatile, and announcements by us or by third parties may have a significant impact on our stock price. These announcements may include:

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

In addition, future sales by existing stockholders, warrant holders receiving shares upon the exercise of warrants, or any new stockholders receiving our shares in any financing transaction may lower the price of our common stock, which could result in losses to our stockholders. Future sales of substantial amounts of common stock in the public market, or the possibility of such sales occurring, could adversely affect prevailing market prices for our common stock or our future ability to raise capital through an offering of equity securities. Substantially all of our common stock is freely tradable in the public market without restriction under the Securities Act, unless these shares are held by our "affiliates", as that term is defined in Rule 144 under the Securities Act.

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

In the future we may determine to raise capital through offerings of our common stock, securities convertible into our common stock or rights to acquire these securities or our common stock. For instance, we are authorized to issue up to 40,000,000 shares of common stock and up to 10,000,000 shares of preferred stock, of which 1,975,639 shares have been designated as Series B Convertible Preferred Stock. The result of sales of such securities, or the conversion of the Series B Convertible Preferred Stock into shares of common stock, the exercise of warrants issued in connection with such offering or the triggering of anti-dilution provisions in such securities would ultimately be dilutive to our common stock by increasing the number of shares outstanding. We cannot predict the effect this dilution may have on the price of our common stock. In addition, the shares of preferred stock may have rights which are senior or superior to those of the common stock, such as rights relating to voting, the payment of dividends, redemption or liquidation.

Exercise of warrants and options issued by us will dilute the ownership interest of existing stockholders.

As of December 31, 2015, the warrants issued by us in December 2013 were exercisable for up to approximately 386,875 shares of our common stock, representing approximately 1.4% of our outstanding common stock.

As of December 31, 2015, our outstanding stock options to our employees, officers, directors and consultants amounted to approximately 3,131,447 shares of our common stock, representing approximately 11.6% of our outstanding common stock.

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

In October, 2015, through our Bulgaria acquisition, we acquired a lease for 16,000 square feet of office, warehousing, and manufacturing facilities located in Sofia, Bulgaria. The rental cost of the facility is approximately $6,350 per month.

In March 2014, we signed a lease for offices located in Purchase, New York. The lease is for 3,650 square feet of office space with a monthly cost of approximately $8,500 per month. This facility presently houses our executive offices.

ITEM 3. Legal Proceedings

Not Applicable.

Other Matters

In the normal course of business, we are subject, from time to time, to legal proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. If any of these matters arise in the future, it could affect the operating results of any one or more quarters.

ITEM 4. Mine Safety Disclosures

Not Applicable.

PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

Our common stock currently is traded on the NYSE MKT. The table shows the reported high and low bid prices for the common stock during each quarter of the last eight respective quarters. These prices do not represent actual transactions and do not include retail markups, markdowns or commissions.

2015	High	Low
4th Quarter	$2.19	$1.77
3rd Quarter	2.80	1.95
2nd Quarter	3.59	2.35
1st Quarter	4.01	2.20

2014	High	Low
4th Quarter	$4.30	$3.20
3rd Quarter	4.57	3.55
2nd Quarter	5.00	3.45
1st Quarter	4.13	2.03

On March 7, 2016, the closing bid for our common stock as reported by the NYSE MKT exchange was $1.87 per share. As of March 7, 2016, the total number of stockholders of our common stock was approximately 3,518, of which approximately 2,906, are estimated to be stockholders whose shares are held in the name of their broker, stock depository or the escrow agent holding shares for the benefit of our stockholders and the balance are stockholders who keep their shares registered in their own name.

Securities Authorized for Issuance Under Equity Compensation Plans

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,230,018	$2.52	1,519,411
Equity compensation plans not approved by security holders (1)	1,901,429	$3.88	-
Total	3,131,447	$3.35	1,519,411

_____________

(1) Represents inducement grants for new hires

Dividend Policy

We have never declared or paid any cash dividends on our common stock and we currently do not anticipate paying cash dividends in the foreseeable future. We currently expect to retain any future earnings to fund the operation and expansion of our business.

ITEM 6. Selected Financial Data

The following selected consolidated financial data (presented in thousands, except per share amounts and employee data) are derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto, and with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

	2015	2014	2013	2012	2011
Sales	$29,520	$27,681	$23,660	$27,671	$25,411
Cost of sales	16,963	18,689	14,462	16,338	14,680

Gross profit	12,557	8,992	9,198	11,333	10,731

Gain on legal settlement and cancellation of agreement	-	-	-	-	750

Other costs and expenses:
Research and development	2,160	1,416	1,260	1,329	1,197
Professional services	1,484	1,016	1,835	1,439	1,250
Salaries and related costs	7,482	5,723	3,992	3,178	3,114
Selling, general and administrative	8,417	6,686	5,777	4,341	5,938

Total other costs	19,543	14,841	12,864	10,287	11,499

Income (loss) from operations	(6,986)	(5,849)	(3,666)	1,046	(18)

Other income and (expense):
Interest expense, net	(158)	(151)	(237)	(232)	(237)
Issuance cost	-	-	(664)	-	-
Fees associated with refinance	-	-	(543)	-	-
Change in fair value of liabilities, net	1,799	(7,285)	(842)	20	287
Total other income (expense), net	1,641	(7,436)	(2,286)	(212)	50

Income (loss) before income taxes	(5,345)	(13,285)	(5,952)	834	32

Benefit for income tams, net	(25)	(3,997)	1,613	(217)	77

Net income (loss)	$(5,370)	$(17,282)	$(4,339)	$617	$109
				-	-
Accretion of preferred shares	(222)	(932)	(39)	-
Gain on conversion of warrants and preferred shares, net	13,956	-	-	-	-
Deemed dividend on beneficial conversion feature	-	-	(2,616)	-	-
Net Income (loss) attributable to common shareholders	8,364	$(18,214)	$(6,994)	$617	$109

Earnings (loss) per share
Basic	$0.34	$(1.03)	$(0.40)	$0.04	$0.01
Diluted	$0.24	$(1.03)	$(0.40)	$0.03	$0.01

Balance Sheet Information:
Cash and cash equivalents	$12,644	$6,632	$7,924	$4,162	$4,880
Working capital	$17,921	$11,599	$16,910	$14,322	$14,095
Total assets	$31,448	$24,833	$33,176	$28,183	$28,240
Long-term liabilities	$3,923	$16,373	$8,934	$3,366	$3,734
Stockholders' equity	$23,404	$1,504	$19,071	$22,895	$22,117

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our financial statements and related notes contained elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors discussed in this report and those discussed in other documents we file with the SEC. In light of these risks, uncertainties and assumptions, readers are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements represent beliefs and assumptions on as of the date of this report. While we may elect to update forward-looking statements and at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change. Past performance does not guarantee future results.

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

The majority of our core products are marketed through medical distributors, which distribute to more than 6,000 hospitals, and to doctors and other healthcare facilities. New distributors are contacted through responses to our advertising in international and domestic medical journals and our presence at domestic and international trade shows. International sales represented approximately 16.9% of total revenues in 2015, 15.8% in 2014, and 17.5% in 2013. Management estimates our products have been sold in more than 150 countries through local dealers which are coordinated by sales and marketing personnel at the Clearwater, Florida facility.

In March, 2015, we completed an underwritten public offering of a total 5,218,749 shares of common stock, par value $0.001 per share at a price to the public of $2.50 per share, resulting in net proceeds of approximately $11.5 million, after deducting underwriting discounts and commissions and offering expenses. We intend to use the proceeds from the offering for operating costs, capital expenditures and for general corporate purposes, including working capital. Craig-Hallum Capital Group LLC ("Craig-Hallum") acted as the sole managing underwriter for the offering.

Concurrently with the underwriting, we completed the transactions contemplated under an exchange agreement with certain investors (the "Investors") with respect to which Great Point Partners, LLC acts as investment manager. Pursuant to the terms of the exchange agreement, we issued 3,588,139 shares of our Series B Convertible Preferred Stock (the "Series B Preferred Stock") in exchange for 3,500,000 shares of our Series A 6% Convertible Preferred Stock and warrants to purchase up to 5,250,000 shares of our common stock in the aggregate which were previously issued in conjunction with the sale of our Series A 6% Convertible Preferred Stock to the Investors in a December 13, 2013 offering, as well as accrued and unpaid preferred dividends. At December 31, 2015, the Series B Preferred Stock is convertible into an aggregate of 3,951,278 shares of our common stock.

In October, 2015 we entered into and consummated a Share Purchase Agreement whereby we acquired all of the outstanding equity interests of Bovie Bulgaria EOOD, a limited liability company incorporated under Bulgarian law.

Our business is generally not seasonal in nature. Our international sales increased 14% in 2015 compared to 2014, with substantial growth in Latin America, as well as improvement in the Middle East and Asia. We were negatively impacted by the substantial drop in oil prices and the strength of the dollar. Our challenge has been the strength of the dollar in Europe and some products being withdrawn from the market due to regulatory testing and requirements. We have received approval for compliant, new and improved 200 and 300-watt generators. This will fill a portion of the lost product opportunity.

During 2015, we continued our full scale commercialization efforts for J-Plasma. We have a direct sales force of 13 field-based selling professionals, and coupled with our independent manufacturing representatives give us a total sales force of 39. This is a hospital based selling organization with its focus on the use of J-Plasma for operating room procedures. In addition, we have invested in training programs and marketing-related activities to support accelerated adoption of J-Plasma.

We strongly encourage investors to visit our website: www.boviemedical.com to view the most current news and to review our filings with the Securities and Exchange Commission.

Results of Operations

Sales

	2015 vs. 2014			2014 vs. 2013
	December 31,		Percent	December 31,		Percent
	2015	2014	Change	2014	2013	Change

Sales by Product Line (in thousands)
Electrosurgical	$17,558	$16,706	5.1%	$16,706	$13,174	26.8%
Cauteries	6,886	6,896	-0.1%	6,896	6,972	-1.1%
Other	5,076	4,079	24.4%	4,079	3,514	16.1%
Total	$29,520	$27,681	6.6%	$27,681	$23,660	17.0%

Sales by Domestic and Internatonal (in thousands)
Domestic	$24,540	$23,313	5.3%	$23,313	$19,521	19.4%
International	$4,980	4,368	14.0%	4,368	4,139	5.5%
Total	$29,520	$27,681	6.6%	$27,681	$23,660	17.0%

Sales by Operating Segment (in thousands)
Core	$26,098	$24,322	7.3%	$24,322	$22,134	9.9%
OEM	2,116	3,150	-32.8%	3,150	1,484	112.3%
J-Plasma	1,306	209	524.9%	209	42	397.6%
Total	$29,520	$27,681	6.6%	$27,681	$23,660	17.0%

Overall sales increased by 6.6% or approximately $1.8 million for the period ended December 31, 2015 when compared with the same period in 2014. The increase in sales was mainly attributable to an increase in J-Plasma sales of approximately $1.1 million, electrodes of approximately $427,000, lighting of $418,000 and other products of approximately $637,000. Generator sales declined approximately $739,000 in 2015 due to the expiration of existing OEM contracts.

Although we have only one reporting segment, beginning in 2014, management began analyzing revenue and other operating metrics across three operating segments. Core product revenue, which consists of our brand name electrosurgical devices and accessories, cauteries, penlights, lighting, colposcopes, and other similar products, increased 7.3% or approximately $1.8 million for the year ended December 31, 2015 when compared with the same period in 2014. The OEM product line consists of our private label business and consulting services, and revenue for this product line decreased 32.8% or approximately $1.0 million when compared to the same period in 2014. J-Plasma sales were $1.3 million, a more than five-fold increase compared to sales of $210,000 in 2014.

Overall sales increased by 17%, or approximately $4.0 million, for the period ended December 31, 2014 when compared with the same period in 2013. The increase in sales was mainly attributable to an increase in generator sales of approximately $2.7 million, electrodes of approximately $1.1 million, and lighting and other products of approximately $227,000. Cautery sales declined slightly by approximately $75,000 in 2014.

Our ten largest customers accounted for approximately 58.3%, 61.0%, and 60.9%, of net revenues for 2015, 2014, and 2013, respectively. In 2015, McKesson accounted for 18.6% and National Distribution & Contracting Inc. accounted for 13.3% of our sales. In 2014, National Distribution & Contracting Inc. accounted for 13.9% of our sales. In 2013, National Distribution & Contracting Inc. accounted for 13.1%, PSS World Medical accounted for 10.9% and McKesson Medical Surgical accounted for 10.3% of our sales.

Gross Profit

	Years ended December 31,
(in thousands)	2015	2014	Percent Change 2015 vs. 2014	2013	Percent Change 2014 vs. 2013
Cost of sales	$16,963	$18,689	-9.2%	$14,462	29.2%
Cost of sales as a percentage of revenue	57.5%	67.5%		61.1%

Gross profit	$12,557	$8,992	39.6%	$9,198	-2.2%
Gross profit as a percentage of revenue	42.5%	32.5%	10.0%	38.9%	-6.4%

Our gross profit margin as a percentage of sales increased by 10% or approximately $3.6 million during the year ended December 31, 2015 compared with the same period in 2014. This comparable increase was attributable to excess and obsolete inventory write downs of approximately $2.0 million in 2014, which reduced margins in that year.

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

Other Costs and Expenses

Research and development

	Years ended December 31,
			Percent Change		Percent Change
(in thousands)	2015	2014	2015 vs. 2014	2013	2014 vs. 2013
Research and Development expense	$2,160	$1,416	52.5%	$1,260	12.4%
R&D expense as a percentage of revenue	7.3%	5.1%		5.3%

Our expenditures for R&D related activities increased by 52.5% or approximately $744,000 for the year ended December 31, 2015 compared with the same period in 2014. This was mainly caused by increased labor and material costs of approximately $643,000 and an increase in consulting costs of approximately $101,000 as we continue to accelerate our R&D product pipeline.

Our expenditures for R&D related activities increased by 12.4% or approximately $156,673 for the year ended December 31, 2014 compared with the same period in 2013. This was mainly caused by an increase in R&D consulting costs of approximately $117,400 and increased labor and material costs of approximately $39,273, as we accelerate our R&D product pipeline.

Professional services

	Years ended December 31,
			Percent Change		Percent Change
(in thousands)	2015	2014	2015 vs. 2014	2013	2014 vs. 2013
Professional services expense	$1,484	$1,016	46.0%	$1,835	-44.6%
Professional services as a percentage of revenue	5.0%	3.7%		7.8%

Professional services costs increased 46.0% or approximately $468,000 for the year ended December 31, 2015 compared with the same period in 2014. Accounting and auditing fees incurred in connection with our acquisition of Bovie Bulgaria increased approximately $132,000 compared with the same period 2014. Legal fees increased over the prior year by approximately $104,000 due to the acquisition of Bovie Bulgaria and the public offering, which closed in March 2015. We experienced an increase of approximately $232,000 related to investor relations and other professional services compared to the same period in 2014.

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

Salaries and related costs

	Years ended December 31,
(in thousands)	2015	2014	Percent Change 2015 vs. 2014	2013	Percent Change 2014 vs. 2013
Salaries and related expenses	$7,482	$5,723	30.7%	$3,992	43.4%
Salaries and related expenses as a percentage of revenue	25.3%	20.7%		16.9%

During 2015 salaries and related expenses increased approximately 30.7% or approximately $1.8 million compared to the prior year. The increase was attributable to our hiring in management and production staff, and the J-Plasma direct sales force, and incentive compensation.

During 2014 salaries and related expenses increased approximately 43.4% or approximately $1.7 million compared to with the prior year. The increase was primarily the result of hiring in executive management, the J-Plasma direct sales force, and incentive compensation.

Selling, general and administrative expenses

	Years ended December 31,
			Percent Change		Percent Change
(in thousands)	2015	2014	2015 vs. 2014	2013	2014 vs. 2013
SG&A Expense	$8,417	$6,686	25.9%	$5,777	15.7%
SG&A expense as a percentage of revenue	28.5%	24.2%		24.4%

Selling, general and administrative costs increased by 25.9% or approximately $1.7 million for the period ended December 31, 2015 compared with the same period in 2014.  We experienced increases in advertising, marketing, and trade show costs of approximately $490,000 related largely to the branding and marketing of J-Plasma, sales commissions of approximately $541,000 resulting from the increase in sales, an increase in general insurance of $194,000, sales related travel and entertainment costs of approximately $663,000, which was expected as we expanded our direct sales force and territory footprint, administrative T&E increased $63,000,  and utilities, rents, maintenance, office and computer supplies of approximately $208,000, offset by decreases in regulatory of $122,000, administrative costs of $94,000, professional services of $159,000 and other costs of $84,000.

Selling, general and administrative costs increased by 15.7% or approximately $909,000 for the period ended December 31, 2014 compared with the same period in 2013. We experienced increases in advertising, marketing, shows and travel costs of approximately $385,000 related largely to the branding and marketing of J-Plasma, sales commissions of approximately $165,000 resulting from the increase in sales, an increase in general insurance of $126,000, regulatory costs of approximately $175,000, non-sales related travel and administrative costs of approximately $292,000, and utilities, rents, maintenance, office and computer supplies of approximately $142,000. Professional service expenses declined approximately $602,000 primarily due to a reduction in litigation related legal costs.

Other Income and (Expenses)

	Years ended December 31,
			Percent Change		Percent Change
(in thousands)	2015	2014	2015 vs. 2014	2013	2014 vs. 2013
Interest income	$1	$4	-75.0%	$7	-42.9%
Interest expense	$(159)	$(155)	2.6%	$(244)	-36.5%
Issuance cost	$-	$-		$(664)
Fees associated with refinance	$-	$-		$(543)
Total other income (expense)	$(158)	$(151)	4.6%	$(1,444)	-89.5%
Other income (expense) as a percentage of revenue	-0.5%	-0.5%		-6.1%
Change in fair value of derivative liabilities, net	$1,799	(7,285)		$(842)	765.2%
Other gain as a percentage of sales	6.1%	-26.3%		-3.6%

Interest Expense

Total other expense increased by approximately $7,000 or 0.5% for the year ended December 31, 2015 as compared with the same period in 2014.

Total other income expense decreased by approximately $1.3 million or 89.5% for the year ended December 31, 2014 as compared with the same period in 2013. The decrease was mainly caused by the non-recurring issuance costs and fees related the warrants issued as part of the equity financing transaction mentioned below.

Change in Fair Value of Derivative Liabilities

On December 13, 2013, we entered into a securities purchase agreement pursuant to which we issued 3,500,000 shares of our newly designated Series A 6% Convertible Preferred Stock with a stated value of $2.00 per share and 5,250,000 warrants to purchase our common stock, at an exercise price of $2.387 per share. We also issued 525,000 warrants to the placement agent. The warrants were accounted for as derivative financial instruments at fair value and are re-valued each period.

On March 17, 2015, we completed transactions contemplated under an exchange agreement (the "Exchange Agreement") entered into on March 11, 2015 with certain investors (the "Investors") with respect to which Great Point Partners, LLC acts as investment manager. Pursuant to the terms of the Exchange Agreement, we issued 3,588,139 shares of our Series B Convertible Preferred Stock (the "Series B Preferred Stock") in exchange for 3,500,000 shares of our Series A 6% Convertible Preferred Stock and warrants to purchase up to 5,250,000 shares of our common stock in the aggregate which were previously issued in conjunction with the sale of our Series A 6% Convertible Preferred Stock to the Investors in a December 13, 2013 offering, as well as accrued and unpaid preferred dividends. The Series B Preferred Stock is convertible into an aggregate of 7,176,278 shares of our common stock, upon the terms set forth in the Certificate of Designation. During the period ended September 30, 2015, the holders of Series B Preferred Stock exercised their conversion rights on 1,612,500 shares of Series B Preferred Stock. The remaining Series B Stock at December 31, 2015 is convertible into an aggregate of 3,951,278 shares of our common stock.

At December 31, 2015, the placement agent warrants were valued at $267,331, and we recognized an aggregate gain related to their change in value of $730,891.

At December 31, 2014, the investor and placement agent warrants were valued at $10,547,250 and $998,222, respectively, and we recognized an aggregate loss related to their change in value of $6,486,572.

In 2010, we issued warrants to investors and to our placement agent in connection with an equity offering. The warrants issued to the investors contained anti-dilution protection in the event we issued securities at a price lower than the exercise price of the warrants. As a result of the issuance of our Series A 6% Convertible Preferred Stock on December 13, 2013, the exercise price of the investor warrants issued in 2010 was reduced from $6.00 per share to $2.00 per share and the number of warrants was increased proportionately. The 2010 investor and placement agent warrants, which are accounted for as derivative financial instruments at fair value, were valued at $1,067,954 and $689,535 at December 31, 2014 and December 31, 2013, respectively, and we recognized a net loss for the year ended December 31, 2014 of $378,419. During 2015, 628,572 warrants were exercised, resulting in proceeds of $1.2 million. The unexercised warrants expired on April 18, 2015.

Income Taxes

The income tax provision is related to foreign and certain state income taxes. We have recorded a full valuation allowance against the net deferred tax assets with a finite life. A valuation allowance is required to be provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. Management evaluated the positive and negative evidence in determining the realizability of the net deferred tax asset. In determining the need for valuation allowance, we reviewed historic operating results, updated 2015 actual results, as well as future income forecasts based on the projections, management concluded that it was not more likely that the Company should realize its net deferred tax assets through future operating results and the reversal of taxable temporary differences. If in the future we determine that we will be able to realize any of the net deferred tax assets, we will make adjustment to the valuation allowance, which would increase our income in the period that the determination is made.

Liquidity and Capital Resources

Our working capital at December 31, 2015 was approximately $17.9 million compared with $11.6 million at December 31, 2014. Accounts receivable days sales outstanding were 34 days and 36 days at December 31, 2015 and 2014, respectively. The number of days sales in inventory, which is the total inventory available for production divided by the 12-month average cost of materials, decreased 36 days to 177 days equating to an inventory turn ratio of 1.85 at December 31, 2015 from 213 days and an inventory turn ratio of 1.53 at December 31, 2014. The lower number of days sales in inventory which translated into a higher inventory turnover rate is mainly due to the write off of excess and obsolete inventory, along with an increase in sales related to lighting product lines which are non-stocked items.

For the year ended December 31, 2015, net cash used in operating activities was approximately $5.8 million compared with net cash used by operating activities of approximately $417,000 in 2014. The change was mainly attributable to the reduction in the fair value of derivative liabilities as a result of the extinguishment of warrants of $5.5 million and the change in current assets and liabilities of $182,000.

Net cash used in investing activities was approximately $921,000 for the year ended December 31, 2015 compared to net cash used in investing activities was approximately $630,000 during 2014. The change was due mainly to an increase in overall purchases of equipment, molds and test fixtures, and goodwill associated with the acquisition of Bovie Bulgaria.

Cash provided by financing activities of approximately $12.8 million during the year ended December 31, 2015, attributable to the proceeds from the public offering and the exercise of warrants, compared to cash used by financing activities of approximately $1.14 million during year ended December 31, 2014.

On March 20, 2014, the Company entered into a transaction with The Bank of Tampa, a Florida banking corporation ("Lender") wherein Lender extended to the Company a mortgage loan in the principal amount of $3,592,000 (the "Loan"). The obligations under the Loan are secured by a first priority mortgage and security interest in the Company's Clearwater, Florida facility as well as an assignment of the Company's accounts receivable. In addition, the Company pledged an interest in a certificate of deposit in the amount of $898,000 as additional collateral which declines on a pro rata basis as principal is paid. The initial maturity date of the Loan is March 20, 2017; however the Company has an option to extend the maturity date until March 20, 2022.

Borrowings under the Loan bear interest at LIBOR plus 3.5%, with a fixed monthly principal payment of $19,956. The interest rate at December 31, 2015 was 3.744%.

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

Simultaneously with the closing of the Loan, the Company redeemed those certain Industrial Revenue Bonds issued by the Pinellas County Industrial Development Authority and satisfied its obligations to its prior lender, PNC Bank, N.A ("PNC Bank"). In connection with the redemption of the Bonds, the Company paid PNC Bank $3,188,332.51 to satisfy its existing credit facility. In connection with the termination of the interest rates swap agreement with PNC Bank, the Company paid PNC Bank an additional $410,275.

Our future contractual obligations for agreements with initial terms greater than one year and agreements to purchase materials in the normal course of business are summarized as follows (in thousands):

Description	Year Ending December 31,
	2016	2017
Purchase commitments	$3,377	$-
Long-term debt	239	2,934
Total	$3,616	$2,934

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

Inventory reserves

We maintain a reserve for excess and obsolete inventory resulting from the potential inability to sell our products at prices in excess of current carrying costs. The markets in which we operate are highly competitive, with new products and surgical procedures introduced on an ongoing basis. Such marketplace changes may cause our products to become obsolete. We make estimates regarding the future recoverability of the costs of these products and record a provision for excess and obsolete inventories based on historical experience, and expected future trends. If actual product life cycles, product demand or acceptance of new product introductions are less favorable than projected by management, additional inventory write-downs may be required, which would unfavorably affect future operating results.

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

Stock-based Compensation

Under our stock option plan, options to purchase common shares of the Company may be granted to key employees, officers and directors of the Company by the Board of Directors. The Company accounts for stock options in accordance with FASB ASC Topic 718-10, Compensation-Stock Compensation, with compensation expense amortized over the vesting period based on the trinomial lattice option-pricing model fair value on the grant date, which includes a number of estimates that affect the amount of our expense.

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

It is our policy to provide for uncertain tax positions and the related interest and penalties based upon management's assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. To the extent that the probable tax outcome of these uncertain tax positions changes, such changes in estimate will impact the income tax provision in the period in which such determination is made. At December 31, 2015, we believe we have appropriately accounted for any unrecognized tax positions. To the extent we prevail in matters for which a liability for an unrecognized tax benefit is established or we are required to pay amounts in excess of the liability, our effective tax rate in a given financial statement period may be affected.

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

Recent Accounting Pronouncements

See Note 10 of the Notes to Consolidated Financial Statements.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Our short-term investments consist of cash, cash equivalents and overnight investments. As such we do not believe we are exposed to significant interest rate risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid overnight money market investments. If a 10% change in interest rates were to have occurred on December 31, 2015, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

ITEM 9A. Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of December 31, 2015. Based upon that evaluation, our CEO and CFO concluded that, as of the end of that period, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate annually the effectiveness of our internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal control over financial reporting in all annual reports. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act as a process designed by, or under the supervision of, a company's principal executive and principal financial officers and effected by a company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, our management has concluded that, as of December 31, 2015, our internal control over financial reporting was effective.

ITEM 9B. Other Information

None.

Part III

ITEM 10. Directors, Executive Officers, and Corporate Governance

BACKGROUND AND EXPERIENCE OF DIRECTORS

When considering whether directors and nominees have the experience, qualifications, attributes or skills, taken as a whole, to enable the Board of Directors ("Board") to satisfy its oversight responsibilities effectively in light of the Company's business and structure, the Governance and Nominating Committee focused primarily on each person's background and experience as reflected in the information discussed in each of the directors' individual biographies set forth immediately below. We believe that our directors provide an appropriate mix of experience and skills relevant to the size and nature of our business. As more specifically described in such person's individual biographies set forth below, our directors possess relevant and industry-specific experience and knowledge in the medical, engineering and business fields, as the case may be, which we believe enhances the Board's ability to oversee, evaluate and direct our overall corporate strategy. The Governance and Nominating Committee annually reviews and makes recommendations to the Board regarding the composition and size of the Board so that the Board consists of members with the proper expertise, skills, attributes, and personal and professional backgrounds needed by the Board, consistent with applicable regulatory requirements.

The Governance and Nominating Committee believes that all directors, including nominees, should possess the highest personal and professional ethics, integrity, and values, and be committed to representing the long-term interests of our stockholders. The Governance and Nominating Committee will consider criteria including the nominee's current or recent experience as a senior executive officer, whether the nominee is independent, as that term is defined in existing independence requirements of the NYSE MKT Market and the Securities and Exchange Commission, the business, scientific or engineering experience currently desired on the Board, geography, the nominee's industry experience, and the nominee's general ability to enhance the overall composition of the Board.

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

Set forth below is information regarding the executive officers, directors, and key employees of Bovie Medical Corporation as of March 15, 2016.

Name	Position	Director Since
Andrew Makrides	Executive Chairman of the Board	December 1982
Robert L. Gershon	Chief Executive Officer and Director	December 2013
J. Robert Saron	President, Chief Sales and Marketing Officer and Director	August 1988
Jay D. Ewers	Chief Financial Officer, Treasurer and Secretary	N/A
John J. McCarthy	Chief Commercialization Officer	N/A
Moshe Citronowicz	Senior Vice President	N/A
Lawrence J. Waldman	Director	March 2011
Charles T. Orsatti	Director	May 2015
Michael Geraghty	Director	March 2011
John Andres	Director	July 2014

Directors serve for one-year terms and are elected at the annual stockholders' meeting.

Andrew Makrides, Esq. age 74, Executive Chairman of the Board of Directors, received a Bachelor of Arts degree in Psychology from Hofstra University and a Juris Doctor Degree from Brooklyn Law School. He is a member of the Bar of the State of New York and practiced law from 1968 until joining Bovie Medical Corporation as a co-founder and Executive Vice President and director, in 1982. Mr. Makrides became President of the Company in 1985 and the CEO in December 1998 and has served as such until March 18, 2011 at which point he relinquished his position as President, but remained CEO until December 2013. Mr. Makrides employment contract extends to December 31, 2016. Mr. Makrides has over 30 years of executive experience in the medical industry.

Robert L. Gershon, age 49, Chief Executive Officer and Director, has over 25 years of healthcare industry experience. On the operations side he ran the largest sales and marketing business at Covidien. With over $1B in P&L responsibility he consistently led an organization of over 600 people to double-digit revenue growth outpacing market category growth and capturing significant market share points during challenging healthcare economic conditions. He also was VP of sales and marketing at Henry Schein ($1.4B shared P&L for medical division/$115M full P&L for dialysis division) and earlier in his career spent over 13 years as a healthcare consultant for Booz, Allen, KPMG and two boutique consultancies where his practice focused on strategic planning, business development and mergers and acquisitions. Mr. Gershon received an MBA from J.L. Kellogg Graduate School of Management at Northwestern University and a BSBA degree from American University.

J. Robert Saron, age 63, President, Chief Sales and Marketing Officer and Director, holds a Bachelor degree in Social and Behavioral Science from the University of South Florida. From 1988 to present Mr. Saron has served as a director of the Company. Mr. Saron has previously served as both director and president of the Health Care Manufacturing Management Council. In 2011 Mr. Saron received the Leonard Berke Achievement award for ethics, mentoring, marketing skill, industry knowledge, contributions to the industry and contributions to HMMC. He currently serves as a director of the Health Industry Distributors Association Education Foundation. Mr. Saron received the Health Industry Distributors Association's highest award in 2008, the Industry Award of Distinction, and in February 2013 was inducted into the Medical Distribution Hall of Fame. Mr. Saron's employment contract extends to December 31, 2016. Mr. Saron brings over 35 years of executive marketing and distribution experience in the medical industry.

John J. McCarthy, age 49, has served as our Chief Commercialization Officer since March 2014. Mr. McCarthy has 23 years of sales and marketing experience of which the last 16 years has been spent in the healthcare industry. Most recently, he served as Vice President of Sales and Marketing for US Healthcare at Z-Medica. Prior to that, Mr. McCarthy spent 15 years with Covidien, in positions of increasing responsibility where he was charged with achieving sales and business development goals. His most recent position at Covidien was as Area Sales Vice President for the Endo Mechanical Intelligent Device franchise, where he managed a team of 50 sales professionals. Mr. McCarthy is a graduate of Loyola College in Baltimore, Maryland, were he obtained a BA degree in Marketing in 1988 and an MBA in Marketing in 1990. Mr. McCarthy's employment agreement extends until March 31, 2016.

Jay D. Ewers, CPA, age 55, Chief Financial Officer, Treasurer and Secretary, has more than 30 years of accounting experience, having held financial executive positions in corporations ranging from early stage to high profile public companies with global operations in the medical equipment, manufacturing and semiconductor industries. Mr. Ewers joined the company as Corporate Controller in June, 2014. From 2004 to 2014, Mr. Ewers worked in private practice providing accounting and advisory services to both publicly traded and privately-held companies.Mr. Ewers received his CPA license in 1987 and is a certified internal auditor.

Moshe Citronowicz, age 63, Senior Vice President came to the United States in 1978, and has worked in a variety of manufacturing and high technology industries. In October 1993, Mr. Citronowicz joined the Company as Vice President of Operations and served as our Chief Operating Officer until November 2011. Currently, he is serving as the Senior Vice President. Mr. Citronowicz's employment contract extends to December 31, 2016.

Charles T. Orsatti, age 71, joined the Board in May, 2015 and serves as our Vice Chairman of the Board as well as Chair of our Compensation Committee and member of our Audit Committee. Mr. Orsatti has served as a member of the board of Biotronic Neuronetwork, Inc., a provider of inter-operative neurological monitoring services for hospital based intensive surgeries, from 2008 to the present, as well as chairman of the board from 2013 to the present. From 2008 to 2011, Mr. Orsatti served as a director of Angiodynamics, Inc., a Nasdaq-listed medical device manufacturer. He also served as a director of SRI Surgical, Inc. from 2004 to 2011. Mr. Orsatti previously served as chairman and director of djOrthopedics, Inc., a NYSE-listed orthopedic sports medicine company, from 1999 until November 2007. Since 1995, Mr. Orsatti has been Chairman and Managing Partner of Fairfield Capital Partners, Inc., a private equity investment firm. Mr. Orsatti was Chairman and Chief Executive Officer of Fairfield Medical Products Corporation, a manufacturer of critical care products. From 1998 to 2007, Mr. Orsatti was a senior consultant to J.P. Morgan Partners and was appointed the Managing Partner of a large investment fund focused on acquisitions in the orthopedic healthcare segment. From 1983 to 1986, he was Chief Executive Officer of Coloplast, Inc., a manufacturer of single use products and then served as Chief Operating Officer and President of two medical divisions of British Oxygen Corporation. Mr. Orsatti began his career with the medical products division of Air Products and Chemicals, Inc. and subsequently worked for the Critikon Division of Johnson & Johnson. He also served as a Captain in the United States Army. He received his Bachelor Science in Marketing and Management from Penn State University.

Lawrence J. Waldman, CPA, age 69, has served as a director since 2011 and he is currently the Chair of our audit committee and Lead Independent Director of the Board. Mr. Waldman has over thirty-five years of experience in public accounting. Mr. Waldman currently serves as an advisor to the accounting firm of EisnerAmper LLP, where he was previously the Partner-in-Charge of Commercial Audit Practice Development for Long Island since September 2011. Prior to joining EisnerAmper LLP, Mr. Waldman was the Partner-in-Charge of Commercial Audit Practice Development for Holtz Rubenstein Reminick, LLP from July 2006 to August 2011. Mr. Waldman was the Managing Partner of the Long Island office of KPMG LLP from 1994 through 2006, the accounting firm where he began his career in 1972. Mr. Waldman serves as a member of the Board of Directors of Northstar/RXR Metro Income Fund, a non-traded Real Estate Investment Trust, and has served as a member of its audit committee since 2014. Mr. Waldman also serves as a member of the State University of New York's Board of Trustees and as chair of its audit committee. Mr. Waldman was elected to the Board of Directors of Comtech Telecommunications Corp. in August of 2015, and since December 2015, serves as Chair of its Audit Committee. Mr. Waldman is also a member of Supervisory Committee of Bethpage Federal Credit Union. He previously served as the Chairman of the Board of Trustees of the Long Island Power Authority and as Chair and a member of the finance and audit committee of its Board of Trustees. Mr. Waldman meets the definition of a financial expert as defined by the SEC and NYSE MKT.

Michael Geraghty, age 68, has served as a director since March 2011 and is the Executive Vice President of Global Sales at Optos, Inc., a developer and manufacturer of retinal imaging devices for screening, detection and diagnosis of eye related conditions. From 2005 through 2008, he was the President of International Sales at Gyrus Acmi where he first started in 2000 as Senior Vice President of Sales for Gyrus Medical. Prior to this, Mr. Geraghty was the Vice President of Sales and Marketing for Everest Medical, Inc. and before that was the Director of Marketing for Advanced Products at Arthrocare Corporation. Mr. Geraghty specializes in building independent direct sales teams in the medical device industry and has extensive domestic and international sales and marketing experience. He received his bachelor's degree from St. Mary's University and graduate degree in Executive Sales Management from the University of Minnesota.

John Andres, age 58, has over thirty years of experience in the medical device industry. Since April, 2004, Mr. Andres has been a private consultant, doing business through John C. Andres, LLC, specializing in patent/business strategy development and execution. He also is a partner of Hawk Healthcare, LLC, which provides strategic transaction management to private individuals and companies.

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

Involvement in Certain Legal Proceedings

None

Independent Board Members

The Board currently has four independent members, John Andres, Charles Orsatti, Michael Geraghty, and Lawrence J. Waldman, who meet the existing independence requirements of the NYSE MKT Market and the Securities and Exchange Commission and represent a majority of the board.

Board Leadership

The independent directors appointed Lawrence J. Waldman as the Lead Independent Director. The Lead Independent Director is appointed by the Board and is responsible for coordinating the activities of the independent directors and coordinating with the Chief Executive Officer of the Company to set agendas for Board meetings and chair executive sessions of the independent directors. The Lead Independent Director is also responsible for meeting, from time to time, with the Company's Compensation Committee to discuss the Chief Executive Officer's performance.

The Company's Corporate Governance Policies also contain several features which the company believes will ensure that the Board maintains effective and independent oversight of management, including the following:

•

Executive sessions without management and non-independent directors present are a standing Board agenda item. Executive sessions of the independent directors are held at any time requested by an independent director and, in any event, are held in connection with at least 60% of regularly scheduled Board meetings.

•	The Board regularly meets in executive session with Mr. Gershon without other members of management present.

•	All Board committee members are independent directors. The committee chairs have authority to hold executive sessions without management and non-independent directors present.

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

Board Evaluations<>

The Board has adopted a policy to evaluate its performance and effectiveness as well as that of the three standing committees on an annual basis. The purpose of the evaluation is to track progress in certain areas targeted for improvement from year to year and to identify ways to enhance the Board's effectiveness. As part of the evaluation, each Director may complete a written questionnaire developed by the Governance and Nominating Committee to provide feedback on the effectiveness of the Board, the Committees, as well as each individual Director's own contributions. The collective ratings and comments of the Directors are compiled and then presented to the Governance and Nominating Committee and to the full Board for discussion and action as necessary.

Risk Management

The Board believes that risk management is an important component of the Company's corporate strategy. While we assess specific risks at our committee levels, the Board, as a whole, oversees our risk management process, and discusses and reviews with management major policies with respect to risk assessment and risk management. The Board is regularly informed through its interactions with management and committee reports about risks we face in the course of our business. Our Audit Committee also takes an active role in risk assessment and risk management.

Audit Committee

The Audit Committee assists the Board in its general oversight of our financial reporting, internal controls, and audit functions, and is directly responsible for the appointment, compensation and oversight of the work of our independent registered public accounting firm. The Audit Committee reviews and discusses with management and our independent accountants the annual audited and quarterly financial statements (including the disclosures under "Management's Discussion and Analysis of Financial Condition and Results of Operations"), reviews the integrity of the financial reporting processes, both internal and external, reviews the qualifications, performance and independence of our independent accountants, and prepares the Audit Committee Report included in this Annual Report on Form 10-K in accordance with rules and regulations of the Securities and Exchange Commission. The Audit Committee has the power to investigate any matter brought to its attention within the scope of its duties. It also has the authority to retain counsel and advisors to fulfill its responsibilities and duties. The Audit Committee also acts as a qualified legal compliance committee.

Our Audit Committee consists of three independent members of the Board of Directors, Lawrence J. Waldman, John Andres and Charles Orsatti. As a smaller reporting company, we are required to have at least two independent members comprising our Audit Committee in accordance with Rule 10A-3 of the Securities Exchange Act of 1934 and the rules of the NYSE MKT Exchange. During 2015, Mr. Waldman served as the Audit Committee Chairman and financial expert. The Audit Committee meets as often as it determines necessary but not less frequently than once every fiscal quarter. During 2015, the Audit Committee met six times.

Governance and Nominating Committee

The Governance and Nominating Committee is responsible for matters relating to the corporate governance of our company and the nomination of members of the board and committees thereof. During 2015, our Governance and Nominating Committee consisted of three independent members of the Board of Directors, John Andres who serves as Chairman, Lawrence J. Waldman, and Michael Geraghty. The Governance and Nominating Committee meets as often as it determines necessary, but not less than once a year. During 2015, Governance and Nominating Committee met one time.

Compensation Committee

The Compensation Committee is responsible for overseeing our compensation and employee benefit plans (including those involving the issuance of our equity securities) and practices, including formulating, evaluating, and approving the compensation of our executive officers and reviewing and recommending to the full Board of Directors the compensation of our Chief Executive Officer. During 2015, our Compensation Committee consisted of three independent members of the Board of Directors, Charles Orsatti who serves as Chairman, John Andres, and Lawrence J. Waldman. The Compensation Committee meets as often as it determines necessary, but not less than once a year. During 2015, the Compensation Committee met four times.

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

For 2015, the Company established a combination of financial, operational, and personal objectives as the broad criteria that would determine annual performance bonus amounts for the year.

	Threshold	Target	Achievement	Overall Weight	Achievement	Calculation
J Plasma Revenue	2M	2.5M	1.3M	30%	0%	0%
Total Revenue Excluding J-Plasma	27.05	27.8	28.1	15%	110.00%	17%
Year End Cash Balance	10.5	10.9	11.6	20%	110.00%	22%
Secondary offering	13	13	13	20%	100.00%	20%
MBO				15%	100.00%	15%
Total				100%		74%

After careful review and consideration of the measures that comprise the 2015 bonus, the Compensation Committee approved the following performance bonuses:

Name	Bonus
Robert L Gershon	$129,500
Andrew Makrides	$55,818
Jay D. Ewers	$44,755
J. Robert Saron	$79,043
Moshe Citronowicz	$53,037
John J. McCarthy	$74,000
Total	$436,153

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

Stock option awards to Named Executive Officers are entirely discretionary. The CEO recommends to the Compensation Committee awards for Named Executive Officers other than himself. The Compensation Committee considers this recommendation along with the prior contribution of these individuals, and their expected future contributions to our growth. The Committee formulates and presents its recommended allocation of stock option awards to the Board of Directors for approval. The Compensation Committee then would make an independent determination on CEO stock option awards, again formulating and presenting its recommendation for the allocation of stock option awards to the Board of Directors for approval. The Board of Directors approves, rejects, or, if necessary, modifies the Committee's recommendations.

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

Tax and Accounting Considerations

Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), places a limit of $1,000,000 on the amount of compensation that we may deduct as a business expense in any year with respect to each of our most highly paid executives unless, among other things, such compensation is performance-based and has been approved by stockholders. The non-performance-based compensation paid to our executive officers for the 2015 fiscal year did not exceed the $1 million limit per executive officer. Accounting considerations also play an important role in the design of our executive compensation program. Accounting rules, such as FASB ASC Topic 718-10-10, Share-Based Payment, require us to expense the cost of our stock option grants which reduces the amount of our reported profits. Because of option expensing and the impact of dilution on our stockholders, we pay close attention to the number and value of the shares underlying stock options we grant.

Compensation of Named Executive Officers

The following table sets forth the compensation paid to each of our Named Executive Officers for the three years ended December 31, 2015 for services to our Company in all capacities:

Summary Compensation Table

								Change in
								Pension
								Value and
							Non-Equity	Nonqualified
							Incentive Plan	Deferred
				Stock	Option		Compensation	Compensation	All Other
Name and			Bonus	Awards	Awards		Earnings	Earnings	Compensation	Total
Principal Position	Year	Salary	($)	($)	($) (1)		($)	($)	($) (3)	($)
Robert L. Gershon	2015	$350,000	$180,000	$-	$-		$-	$-	$30,201	$560,201
CEO and Director	2014	$350,000	$175,500	$-	$-		$-	$-	$19,720	$545,220
	2013	$6,731	$50,000	$-	$572,250		$-	$-	$121	$629,102
								-
J. Robert Saron	2015	$305,184	$79,543	$-	$-		$-	$-	$24,383	$409,110
President, Chief Sales &	2014	$317,949	$79,917	$-	$-		$-	$-	$16,317	$414,183
Marketing Officer & Director	2013	$305,184	$-	$-	$-		$-	$-	$20,557	$325,741

John J. McCarthy	2015	$275,000	$74,500	$-	$-		$-	$-	$29,922	$379,422
Chief Commercialization	2014	$201,469	$100,500	$-	$336,540		$-	$-	$12,420	$650,929
Officer	2013	$-	$-	$-	$-		$-	$-	$-	$-

Andrew Makrides	2015	$238,620	$56,318	$-	$-		$-	$-	$18,621	$313,559
Executive Chainnan	2014	$238,620	$56,582	$-	$-		$-	$-	$18,574	$313,776
of the Board	2013	$215,515	$-	$-	$-		$-	$-	$15,793	$231,308

Jay D. Ewers*	2015	$171,456	$65,255	$-	$70,655	(2)	$-	$-	$32,185	$339,551
Chief Financial Officer,	2014	$-	$-	$-	$-		$-	$-	$-	$-
Treasurer and Secretary	2013	$-	$-	$-	$-		$-	$-	$-	$-

Moshe Citronowicz	2015	$204,775	$53,537	$-	$-		$-	$-	$22,066	$280,378
Senior Vice President	2014	$229,978	$53,788	$-	$-		$-	$-	$16,437	$300,203
	2013	$204,775	$-	$-	$-		$-	$-	$14,807	$219,582

____________

* Assumed role as CFO on October 1, 2015.

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

(2) On October 14, 2015, a total of 65,000 options were granted to Mr. Ewers with a fair value of $1.087 per option.

(3) The amounts for 2015 include compensation under the following plans and programs:

	R.L. Gershon	J.R Saron	J.J. McCarthy	A. Makrides	J.D. Ewers	M. Citronowicz
Car Allowance	$6,000	$6,000	$6,000	$6,000	$3,577	$6,000
Life insurance premiums	512	512	512	512	512	512
Health insurance premiums	17,064	10,828	17,064	9,125	-	10,828
Employer 401(k) contribution	6,625	7,043	6,346	2,984	4,096	4,726
Travel allowance	-	-	-	-	24,000	-
Total	$30,201	$24,383	$29,922	$18,621	$32,185	$22,066

Amounts in the table above are pro-rated where applicable.

Employment Agreements and Potential Payments Upon Termination or Change in Control

At December 31, 2015, we were obligated under six employment agreements which have expiration dates between December 2016 and March 2017.

Name	Contract Expiration Date
Robert Gershon	N/A(1)
J. Robert Saron	December, 2016
Moshe Citronowicz	December, 2016
Andrew Malcrides	December, 2016
John McCarthy	March, 2017
Jay D. Ewers	N/A(1)

______________

(1)

Employment contracts were revised to remove a date certain for the conclusion of such term and provide for the Executives to remain employed by the Company until such time as their employment is terminated pursuant to the terms of their Employment Agreement.

Approximate future minimum payments under these agreements are as follows as of December 31, 2015 (in thousands):

2016	$1,591
2017	94
Total	$1,685

Employment contracts, other than for Messrs. Gershon and Ewers, contain an automatic extension for a period of one year after the initial term unless we provide the executives with appropriate 60 days written notice pursuant to the contracts. The employment agreements provide, among other things, that the executive may be terminated as follows:

(a)	Upon the death of the executive, in which case the executive's estate shall be paid the basic annual compensation due the employee pro-rated through the date of death.

(b)

By the resignation of the executive at any time upon at least thirty (30) days prior written notice to Bovie in which case Bovie shall be obligated to pay the employee the basic annual compensation due him pro-rated to the effective date of termination.

(c)

By Bovie, "for cause" if during the term of the employment agreement the employee violates the non-competition provisions of his employment agreement, or is found guilty in a court of law of any crime of moral turpitude in which case the contract would be terminated and provisions for future compensation forfeited.

(d)

By Bovie, without cause, with the majority approval of the Board of Directors, for Mr. Makrides, Mr. Gershon, Mr. Saron, Mr. McCarthy, Mr. Ewers, and Mr. Citronowicz at any time upon at least thirty (30) days prior written notice to the executive. In this case Bovie shall be obligated to pay the executive compensation in effect at such time, including all bonuses, accrued or prorated, and expenses up to the date of termination. Thereafter for Messrs. Makrides, Saron, and Citronowicz, Bovie shall pay the executive three times the salary in effect at the time of termination payable in one lump sum.

(e)

If Bovie fails to meet its obligations to the executive on a timely basis, or if there is a change in the control of Bovie, the executive may elect to terminate his employment agreement. Upon any such termination or breach of any of its obligations under the employment agreement, Bovie shall pay Mr. Makrides, Mr. Saron and Mr. Citronowicz a lump sum severance equal to three times the annual salary and bonus in effect the month preceding such termination or breach as well as any other sums which may be due under the terms of the employment agreement up to the date of termination. Mr. Gershon, Mr. Ewers and Mr. McCarthy shall be paid two times their annual salary and bonus in effect the month preceding such termination or breach as well as any other sums which may be due under the terms of their respective employment agreement up to the date of termination.

There are no other employment contracts that have non-cancelable terms in excess of one year.

Name (a)	Grant Date (b)	All other Option Awards: Number of Securities Underlying Options (c)	Exercise or Base Price of Option Awards (S/Sh) *** (d)	Grant Date Fair Value of Stock and Option Awards ($) (e)
Jay D. Ewers	10/14/2015	65,000	$2.13	$70,655

Options Exercises During Fiscal 2015

The following table sets forth information with respect to our named executive officers concerning the exercises of stock options during fiscal 2015.

Exercise of Equity Based Awards

Name (a)	Number of Shares Acquired on Exercise (b)	Value Realized on Exercise ($) (c)
None

Outstanding Equity Awards

The following table presents information with respect to each unexercised stock option held by our Named Executive Officers as of December 31, 2015:

Name	# of Securities Underlying Unexercised Options (# Exercisable)	# of Securities Underlying Unexercised Options (# Unexercisable)	Option Exercise Price ($/Sh)	Option Expiration 10 Years After Grant Date
Andrew Makrides	18,000	12,000	$2.54	7/12/2022
J. Robert Saron	18,000	12,000	$2.54	7/12/2022
Moshe Citronowicz	18,000	12,000	$2.54	7/12/2022
Robert Gershon	375,000	375,000	$2.09	12/13/2023
John McCarthy	53,250	159,750	$3.90	3/31/2024
Jay Ewers	8,750	26,250	$3.63	6/30/2024
Jay Ewers	-	65,000	$2.13	10/13/2025

Compensation of Non-Employee Directors

The following is a table showing the director compensation for the year ended December 31, 2015:

Name (a)	Fees Earned Or Paid In Cash ($) (b)	Stock Awards ($) (c)	OptionAwards *** ($) (d)		Non- Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (I)	All Other Compensation ($) (g)	Total ($) (h)
Lawrence Waldman	$70,000	$-	$14,675	(1)	$-	$-	$-	$84,675
Charles Orsatti	$48,750	$-	$161,175	(2)	$-	$-	$-	$209,925
Michael Geraghty	$27,500	$-	$14,675	(3)	$-	$-	$-	$42,175
John Andres	$39,000	$-	$14,675	(4)	$-	$-	$-	$53,675

____________

***	These columns represent the grant date fair value of the awards as calculated in accordance with FASB ASC 718 (Stock Compensation).

(1)	On July 16, 2015, 12,500 ten year stock options with an exercise price of $2.30 and calculated option fair value of $1.174 were granted to Mr. Waldman

(2)

On May 6, 2015 100,000 ten year stock options with an exercise price of $2.87 and calculated option fair value of $1.465, and on July 16, 2015, 12,500 ten year stock options with an exercise price of $2.30 and calculated option fair value of $1.174 were granted to Mr. Orsatti

(3)	On July 16, 2015, 12,500 ten year stock options with an exercise price of $2.30 and calculated option fair value of $1.174 were granted to Mr. Geraghty

(4)	On July 16, 2015, 12,500 ten year stock options with an exercise price of $2.30 and calculated option fair value of $1.174 were granted to Mr. Andres

Directors' compensation is determined by the Board of Directors based upon recommendations from the Compensation Committee. A Board member's service year begins upon stockholders approval at the annual meeting and continues until the next annual meeting. The Board periodically grants directors stock options in order to assure that they have proper incentives and an opportunity for an ownership interest in common with other stockholders. In 2011, the Board decided to add cash payments as a compensation method.

Our Board of Directors presently consists of Robert Gershon, J. Robert Saron, Andrew Makrides, Charles Orsatti, Lawrence J. Waldman, John Andres, and Michael Geraghty.

In 2003, the Board of Directors adopted and stockholders approved Bovie's 2003 Executive and Employee Stock Option Plan covering a total of 1,200,000 shares of common stock issuable upon exercise of options to be granted under the Plan. In 2001, the Board of Directors adopted the 2001 Executive and Employee Stock Option Plan which reserved for issuance 1,200,000 stock options.

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

In July of 2015 the stockholders approved the 2015 Executive and Employee Stock Option Plan covering a total of 2,000,000 shares of common stock issuable upon exercise of options to be granted under the plan. At December 31, 2015 approximately 1,479,078 remain to be issued in this plan.

There have been no changes in the pricing of any options previously or currently awarded.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors is responsible for determining the compensation of executive officers of the Company, as well as compensation awarded pursuant to the Company's equity incentive plans.

Our Compensation Committee consists of three independent members of the Board of Directors, Charles Orsatti who serves as Chairman, John Andres, and Lawrence J. Waldman.

No member of the Compensation Committee is or has been an officer or employee of the Company or any of its subsidiaries. In addition, no member of the Compensation Committee had any relationships with the Company or any other entity that require disclosure under the proxy rules and regulations promulgated by the SEC.

COMPENSATION COMMITTEE REPORT

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K with management. Based on our Compensation Committee's review of and the discussions with management with respect to the Compensation Discussion and Analysis, our Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our Proxy Statement and in this Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for filing with the SEC. During the majority of 2015, our Compensation Committee consisted of three independent members of the Board of Directors, Charles Orsatti, who serves as Chairman, John Andres, and Lawrence J. Waldman.

The Compensation Committee

Charles Orsatti, Chairman

John Andres

Lawrence J. Waldman

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

See "ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters".

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of March 15, 2016 with respect to the beneficial ownership of the Company's common stock by its executive officers, directors, all persons known by the Company to be the beneficial owners of more than 5% of its outstanding shares and by all officers and directors as a group.

	Number of Shares			Nature of	Percentage of
Name and Address	Title	Owned (i)		Ownership	Ownership (i)
RENN Universal Growth Investment Trust	Common	1,500,000	(xiii)	Beneficial	5.5%
Frost National Bank
8201 Preston Road, Ste 540
Dallas, TX 75206

Great Point Partners, LLC	Common	2,719,266	(xiv)	Beneficial	9.985%
165 Mason Street 3rd Floor
Greenwich, CT 06830

Andrew Makrides	Common	629,972	(ii)	Beneficial	2.3%
5115 Ulmerton Rd.
Clearwater, FL 33760

Robert L. Gershon	Common	405,000	(iii)	Beneficial	1.5%
5115 Ulmerton Rd.
Clearwater, FL 33760

J. Robert Saron	Common	423,940	(iv)	Beneficial	1.6%
5115 Ulmerton Rd.
Clearwater, FL 33760

Moshe Citronowicz	Common	444,504	(v)	Beneficial	1.6%
5115 Ulmerton Rd.
Clearwater, FL 33760

John Andres	Common	3,333	(vi)	Beneficial	0.0%
5115 Ulmerton Rd.
Clearwater, FL 33760

Charles Orsatti	Common	-	(vii)	Beneficial	0.0%
5115 Ulmerton Rd.
Clearwater, FL 33760

Jay D. Ewers	Common	8,750	(viii)	Beneficial	0.0%
5115 Ulmerton Rd.
Clearwater, FL 33760

John J. McCarthy	Common	78,250	(ix)	Beneficial	0.3%
5115 Ulmerton Rd.
Clearwater, FL 33760

Michael E. Geraghty	Common	24,286	(x)	Beneficial	0.1%
5115 Ulmerton Rd.
Clearwater, FL 33760

Lawrence Waldman	Common	64,953	(xi)	Beneficial	0.2%
5115 Ulmerton Rd.
Clearwater, FL 33760

Officers and Directors as a group (10 persons)		2,082,988	(xii)		7.5%

(i)

Based on 27,194,251 outstanding shares of Common Stock and 3,131,447 outstanding options to acquire a like number of shares of Common Stock as of February 18, 2016, of which officers and directors owned a total of 583,572 options and 1,499,416 shares at February 18, 2016. We have calculated the percentage on the basis of the amount of outstanding securities plus, for each person or group, any securities that person or group has current or future right to acquire pursuant to options, warrants, conversion privileges or other rights.

(ii)

Includes 611,972 shares and 18,000 vested options out of a total of 30,000 ten year options ownd by Mr. Makrides to purchase shares of Common Stock of the Company at an exercise price of $2.54. These options vest equally over a four year period.

(iii)

Includes 30,000 shares and 375,000 vested options out of a total of 750,000 ten year options ownd by Mr. Gershon to purchase shares of Common Stock of the Company at an exercise price of $2.09. These options vest equally over a four year period.

(iv)

Includes 405,940 shares and 18,000 vested options out of a total of 30,000 ten year options ownd by Mr. Saron to purchase shares of Common Stock of the Company at an exercise price of $2.54. These options vest equally over a four year period.

(v)

Includes 426,504 shares and 18,000 vested options out of a total of 30,000 ten year options ownd by Mr. Citronowicz to purchase shares of Common Stock of the Company at an exercise price of $2.54 per share. These options vest equally over a four year period.

(vi)

Includes 3,333 vested options out of a total of 22,500 ten year options ownd by Mr. Andres to purchase shares of Common Stock of the Company. Exercise prices for his options range from $2.30 for 12,500 shares to $3.81 for 10,000 shares.

(vii)

Includes zero vested options out of a total of 112,500 ten year options ownd by Mr. Orsatti to purchase shares of Common Stock of the Company. Exercise prices for his options range from $2.30 for 12,500 shares to $2.87 for 100,000 shares.

(viii)

Includes 8,750 vested options out of a total of 100,000 ten year options ownd by Mr. Ewers to purchase shares of Common Stock of the Company. Exercise prices for his options range from $2.13 for 65,000 shares to $3.63 for 35,000 shares.

(ix)

Includes 53,250 vested options out of a total of 213,000 ten year options ownd by Mr. McCarthy to purchase shares of Common Stock of the Company at an exercise price of $3.90 per share. These options vest equally over a four year period.

(x)

Includes 24,286 vested options out of a total of 50,000 ten year options ownd by Mr. Geraghty to purchase shares of Common Stock of the Company. Exercise prices for his options range from $2.30 for 12,500 shares to $2.97 for 10,000 shares.

(xi)

Includes 64,953 vested options out of a total of 101,000 ten year options ownd by Mr. Waldman to purchase shares of Common Stock of the Company. Exercise prices for his options range from $2.20 for 25,000 shares to $2.97 for 12,000 shares.

(xii)

Includes 583,572 vested ten year options out of a total of 1,426,500 ten year outstanding options and 1,499,416 shares owned by all Executive Officers and directors as a group. The last date options can be exercised is October 13, 2025.

(xiii)

RENN Capital Group, Inc. ("RENN") is the investment advisor to RENN Universal Growth Investment Trust ("RUGIT"), RENN Capital Group, Inc. ("RENN") and RENN Fund, Inc. ("RENN Fund"), and has shared voting power over these shares. The shares of common stock are owned of record as follows: RENN - 155,000; RENN Fund - 700,000; Cleveland Family Limited Partnership - 600,000 Russell Cleveland - 45,000. Russell Cleveland is the President of each of RENN and RENN Fund, and is a limited partner in the Partnership and may be deemed to be the beneficial owner of the shares of common stock. Mr. Cleveland disclaims any such beneficial ownership.

(xiv)

Consists of (i) 2,680,000 shares of Common Stock owned collectively by Biomedical Value Fund, LP ("BVF"), Biomedical Offshore Value Fund, Ltd. ("BOVF"), Biomedical Instituional Value Fund, LP ("BIVF"), Class D Series of GEF-PS, LP ("GEF-PS"), and WS Investments, II, LLC ("WS"), and (ii) 39,266 shares issuable upon conversion of Series B preferred stock collectively owned by each of BVM, BOVF, BIVF, GEF-PS, and WS. Does not include: (i) Series B preferred stock convertible into 3,912,012 shares, collectively owned by each of BVF, BOVF, BIVF, GEF-PS, and WS. The provisions of such preferred stock restrict the conversion of such preferred stock to the extent that, after giving effect to such conversion, the holder of the preferred stock and its affiliates and any other person or entities with which such holder would constitute a group would beneficially own in excess of 9.985% of the number of shares of Common Stock of the Issuer outstanding immediately after giving effect to such conversion or exercise (the "Ownership Cap"). Therefore, the reporting persons could be deemed to beneficially own such number of shares underlying such preferred stock as would result in total beneficial ownership by such reporting persons up to the Ownership Cap.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders (the "Reporting Persons") are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2015 all filing requirements applicable to the Reporting Persons were timely met.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Our policy is that employees, non-employees, and third parties must obtain authorization from the appropriate department executive manager, for any business relationship or proposed business transaction in which they or an immediate family member has a direct or indirect interest, or from which they or an immediate family member may derive a personal benefit (a "related party transaction"). The maximum dollar amount of related party transactions that may be approved as described above in this paragraph in any calendar year is $120,000. Any related party transactions that would bring the total value of such transactions to greater than $120,000 must be referred to the Audit Committee to determine the procedure for approval, and then have the recommendations presented to the Board of Directors for approval.

Several relatives of Nikolay Shilev, Bovie Bulgaria's Managing Director, are considered related parties. Teodora Shileva, Mr. Shilev's spouse is an employee of the company working in the Accounting department. Antoaneta Dimitrova Shileva-Toromanova, Mr. Shilev's sister is the Manager of Production and Human Resources. Svetoslav Shilev, Mr. Shilev's son is an Engineer in the Quality Assurance department.

A relative of Moshe Citronowicz, Bovie's Senior Vice President, is considered a related party. Arik Zoran is a consultant of the Company doing business as AR Logic, Inc., a consulting firm owned by Arik Zoran, Mr. Citronowicz's brother. On March 1, 2013 the Company amended the Consulting Services Agreement dated January 2011, extending the term of the existing agreement until December 31, 2014. The agreement shall automatically renew for additional one year periods, unless either party gives written notice of its desire not to renew at least one year prior to the expiration of the initial Term or renewal term. The agreement with AR Logic provides for a monthly retainer for engineering support for our existing generator product line and a separate hourly based fee structure for additional consulting related to new product lines. AR Logic has a royalty contract with us related to the creation and design of proprietary technology that is used in some of our generators. AR Logic was paid consulting fees of approximately $259,200, $252,000, and $266,600 during 2015, 2014, and 2013, respectively.

A second relative of Mr. Citronowicz is considered a related party. Yechiel Tsitrinovich is also a brother of Mr. Citronowicz, and acts as a consultant to the Company related to research and development of certain products. Mr. Tsitrinovich has a royalty contract with us related to the creation and design of a proprietary technology that is used in some of our generators. Mr. Tsitrinovich was paid a combination of consulting fees and royalties on previous product designs approximating $67,575, $72,412, and $72,890 for 2015, 2014, and 2013, respectively.

Independent Board Members

The Board currently has four independent members, Charles Orsatti, John Andres, Michael Geraghty, and Lawrence J. Waldman who meet the existing independence requirements of the NYSE MKT Market and the Securities and Exchange Commission.

ITEM 14. Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to us for fiscal years ended December 31, 2015 and 2014 by our current accountants, Frazier & Deeter, LLC (in thousands).:

	2015	2014

Audit fees (1)	$141	$110
Non-Audit fees:	-	-
Audit related fees (2)	17	2
Tax fees (3)	-	-
All other fees (4)	-	-
Total fees billed	$158	$112

______________

(1)

Audit fees consist of fees billed for professional services rendered for the audit of Bovie's annual financial statements and reviews of its interim consolidated financial statements included in quarterly reports and other services related to statutory and regulatory filings or engagements.

(2)

Audit related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or reviews of Bovie's consolidated financial statements and are not reported under "Audit Fees".

(3)

Tax fees consist of fees billed for professional services rendered for tax compliance and tax advice (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning.

(4)	All other fees consist of fees for products and services other than the services reported above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Clearwater, Florida on March 18, 2016.

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

Name	Title	Date

Directors:

/s/ ANDREW MAKRIDES	Executive Chairman of the Board	March 18, 2016
Andrew Makrides

/s/ ROBERT L. GERSHON	Chief Executive Officer and Director	March 18, 2016
Robert L. Gershon

/s/ JAY D. EWERS	Chief Financial Officer, Treasurer and Secretary	March 18, 2016
Jay D. Ewers

/s/ J. ROBERT SARON	President, Chief Sales and Marketing Officer and Director	March 18, 2016
J. Robert Saron

/s/ JOHN ANDRES	Director	March 18, 2016
John Andres

/s/ CHARLES T. ORSATTI	Director	March 18, 2016
Charles T. Orsatti

/s/ LAWRENCE J. WALDMAN	Director	March 18, 2016
Lawrence J. Waldman

/s/ MICHAEL GERAGHTY	Director	March 18, 2016
Michael Geraghty

PART II

ITEM 15. Exhibits and Financial Statement Schedules

The financial statements and exhibits filed as part of this annual report on Form 10-K are provided below:

ITEM 15A. Financial Statements

BOVIE MEDICAL CORPORATION

[LETTER HEAD OF FRAZIER & DEETER, LLC]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Bovie Medical Corporation

Purchase, New York

We have audited the accompanying consolidated balance sheets of Bovie Medical Corporation and subsidiaries (the "Company") as of December 31, 2015 and 2014 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Frazier & Deeter, LLC

Frazier & Deeter, LLC

Tampa, FL

March 18, 2016

[LETTER HEAD OF KINGERY AND CROUSE, P.A.]

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Bovie Medical Corporation:

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Bovie Medical Corporation (the "Company") for the year ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audit included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the Company's operations and cash flows for the year ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 19 to the financial statements the Company restated basic and diluted loss per share for the year ended December 31, 2013 to deduct $2.616 million attributable to the beneficial conversion feature of the Convertible Preferred Shares issued on December 13, 2013 and the accretion of $39,000 related to the preferred shares issued from December 13, 2013 through December 31, 2013, in calculating net loss attributable to common shareholders for the purposes of earnings per share.

/s/ Kingery & Crouse, P.A.

Certified Public Accountants

Tampa, FL

March 31, 2014, except for Note 19 as to which the date is May 8, 2014

BOVIE MEDICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2015 AND 2014

(in thousands, except share data)

	December 31,	December 31,
	2015	2014

Current assets:
Cash and cash equivalents	$11,805	$5,733
Restricted cash	839	899
Trade accounts receivable, net	2,925	1,992
Inventories, net	5,957	5,727
Current portion of deposits	-	210
Prepaid expenses and other current assets	516	804

Total current assets	22,042	15,365

Property and equipment, net	6,810	6,947
Brand name and trademark	1,510	1,510
Purchased technology and license rights, net	323	431
Goodwill	185	-
Deposits, net of current portion	123	165
Deferred tax asset	25	-
Other assets	430	415

Total assets	$31,448	$24,833

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2015 AND 2014

(Continued) (in thousands except share data)

	December 31,	December 31,
	2015	2014

Current liabilities:
Accounts payable	$1,214	$1,553
Accrued payroll	321	197
Accrued vacation	228	181
Current portion of mortgage note payable	239	239
Accrued and other liabilities	2,119	1,596

Total current liabilities	4,121	3,766

Mortgage note payable, net of current portion	2,934	3,173
Notes payable	140
Deferred rents	18	23
Deferred tax liability	564	564
Derivative liabilities	267	12,613

Total liabilities	8,044	20,139

Commitments and Contingencies (see Notes 9 and 11)

Series A 6% convertible preferred stock, par value $0.001; 3,500,000 shares authorized, zero issued and outstanding as of December 31, 2015	-	3,190

Stockholders' equity:
Series B convertible preferred stock, par value $.001; 3,588,139 issued and 1,975,639 outstanding as of December 31, 2015	2	-
Common stock, par value $.001 par value; 40,000,000 shares authorized; 27,194,251 issued and 27,051,172 outstanding as of December 31, 2015 and 17,995,409 issued and 17,852,330 outstanding as of December 31, 2014, respectively	27	18
Additional paid-in capital	42,859	29,334
Accumulated deficit	(19,484)	(27,848)

Total stockholders' equity	23,404	1,504

Total liabilities and stockholders' equity	$31,448	$24,833

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013
(in thousands except per share data)

	2015	2014	2013

Sales	$29,520	$27,681	$23,660
Cost of sales	16,963	18,689	14,462

Gross profit	12,557	8,992	9,198

Other costs and expenses:
Research and development	2,160	1,416	1,260
Professional services	1,484	1,016	1,835
Salaries and related costs	7,482	5,723	3,992
Selling, general and administrative	8,417	6,686	5,777

Total other costs and expenses	19,543	14,841	12,864

Loss from operations	(6,986)	(5,849)	(3,666)

Interest expense, net	(158)	(151)	(237)
Investor warrants issuance cost	-	-	(664)
Fees associated with refinance	-	-	(543)
Change in fair value of liabilities, net	1,799	(7,285)	(842)
Total other income (expense), net	1,641	(7,436)	(2,286)

Loss before income taxes	(5,345)	(13,285)	(5,952)

Income tax expense (benefit)	(25)	(3,997)	1,613

Net loss	$(5,370)	$(17,282)	$(4,339)

Accretion on convertible preferred stock	(222)	(932)	(39)
Gain on conversion of warrants and preferred shares, net	13,956	-	-
Deemed dividend on beneficial conversion feature	-	--	(2,616)
Net income (loss) attributable to common shareholders	$8,364	$(18,214)	$(6,994)

Income (loss) per share
Basic	0.34	(1.03)	(0.40)
Diluted	0.24	(1.03)	(0.40)

Weighted average number of shares outstanding- basic	24,333	17,756	17,670
Weighted average number of shares outstanding - dilutive	27,747	17,756	17,670

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(in thousands)

					Additional
	Preferred Stock		Common Stock		Paid-in
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total
December 31, 2013	-	$-	17,684	$18	28,687	(9,634)	19,071

Options/Warrants exercised	-	-	221	-	469	-	469

Stock based compensation	-	-	-	-	388	-	388

Stock swap to acquire options	-	-	(51)	-	(210)	-	(210)

Accretion on convertible preferred stock	-	-	-	-	-	(932)	(932)

Net loss	-	-	-	-	-	(17,282)	(17,282)

December 31, 2014	-	$-	17,852	$18	$29,334	$(27,848)	$1,504

Options exercised			98	-	220	-	220

Warrants exercised	-	-	739	-	1,519	-	1,519

Issuance of common stock	-	-	5,219	5	11,526	-	11,531

Conversion of Series A Preferred stock and common warrants to Series B preferred stock	3,588	4	-	-	(40)	13,956	13,920

Conversion of Series B convertible preferred to common stock	(1,612)	(2)	3,225	4	(2)	-	-

Stock based compensation	-	-	-	-	575	-	575

Stock swap to acquire options	-	-	(81)	-	(273)	-	(273)

Accretion on convertible preferred stock	-	-	-	-	-	(222)	(222)

Net loss	-	-	-	-	-	(5,370)	(5,370)

December 31, 2015	1,976	$2	27,052	$27	$42,859	$(19,484)	$23,404

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014, 2013
(in thousands)

	2015	2014	2013
Cash flows from operating activities
Net loss	$(5,370)	$(17,282)	$(4,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	812	876	827
Provision for inventory obsolescence	157	733	12
Gain on disposal of property and equipment, net	21	14	16
Stock based compensation	575	388	506
Non cash other (income) loss - warrants	(1,799)	7,285	884
Benefit (provision) for deferred taxes	(25)	3,975	(1,613)
Changes in current assets and liabilities, net of effects of acquisition:
Trade receivables	(933)	(3)	884
Prepaid expenses	286	(259)	406
Inventories	(102)	1,955	(884)
Deposits and other assets	228	952	(234)
Accounts payable	(189)	494	257
Accrued and other liabilities	553	455	742
Net cash used in operating activities	(5,786)	(417)	(2,536)

Cash flows from investing activities
Purchases of property and equipment	(421)	(630)	(588)
Acquisition of Bovie Bulgaria, net of cash acquired	(500)	-	-
Net cash used in investing activities	(921)	(630)	(588)

Cash flows from financing activities
Proceeds from stock options/warrants exercised	1,427	259	7,048
Change in restricted cash	60	(899)	-
Change in mortgage note payable	(239)	3,173	-
Proceeds from issuance of common shares, net	11,531	-	-
Repayment of industrial revenue bonds	-	(3,257)	(162)
Repurchase of warrants	-	(420)	-
Net cash provided by (used in) financing activities	12,779	(1,144)	6,886

Net change in cash and cash equivalents	6,072	(2,191)	3,762

Cash and cash equivalents, beginning of period	5,733	7,924	4,162

Cash and cash equivalents, end of period	$11,805	$5,733	$7,924

Cash paid for:
Interest paid, net	$158	$151	$195
Income taxes	$-	$-	$-

Non cash investing activities:
Note payable for acquisition	$140	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	DESCRIPTION OF BUSINESS

Bovie Medical Corporation ("Bovie") was incorporated in 1982, under the laws of the State of Delaware and is a medical device company engaged in the manufacturing and marketing of electrosurgical devices. Our medical products include a wide range of devices including electrosurgical generators and accessories, cauteries, medical lighting, nerve locators and other products.

NOTE 2.	SIGNIFICANT ACCOUNTING POLICIES

Consolidated Financial Statements

The accompanying consolidated financial statements include the accounts of Bovie and its wholly owned subsidiaries, Aaron Medical Industries, Inc., Bovie Bulgaria, EOOD, BVX Holdings LLC, and Bovie Holdings, Inc., (collectively, the "Company" or "we", "our" or "us"). All intercompany transactions and balances have been eliminated in consolidation.

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

Fair Values of Financial Instruments and Concentration of Credit Risk

The carrying amounts of our financial instruments included in current assets and liabilities approximate fair value due to their short term nature. In addition, we believe the book values of our mortgage payable and capital lease payable approximates their fair values as the terms of such obligations approximate the terms at which similar types of borrowing arrangements could be currently obtained.

Financial instruments, which potentially subject us to significant concentrations of credit risk, consist primarily of cash and cash equivalents, and trade accounts receivable. With respect to cash, we frequently maintain cash and cash equivalent balances in excess of federally insured limits. We have not experienced any losses in such accounts.

With respect to receivables, our ten largest customers accounted for approximately 48%, 48%, and 58% of trade receivables as of December 31, 2015, 2014, and 2013, respectively and 58.3%, 61.0%, and 60.9% of net revenues for the respective years then ended. In 2015, McKesson accounted for 18.6% and National Distribution & Contracting Inc. accounted for 13.3% of our sales. In 2014, National Distribution & Contracting Inc. accounted for 13.9% of our sales. In 2013, National Distribution & Contracting Inc. accounted for 13.1%, PSS World Medical accounted for 10.9% and McKesson Medical Surgical accounted for 10.3% of our sales.

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

Accounts Receivable and Allowance for Doubtful Accounts

Our credit terms for our billings range from net 10 days to net 60 days, depending on the customer agreement. Accounts receivable are determined to be past due if payments are not made in accordance with such agreements and an allowance is recorded for accounts that become three months past due, or sooner if there are other indicators that the receivables may not be recovered. Customary collection efforts are initiated and receivables are written off when we determine they are not collectible and abandon these collection efforts. We gave negotiated sales volume discounts, which amounted to approximately $261,176, $579,885, and $523,000 for the years ended December 31, 2015, 2014, and 2013, respectively. Sales are reported net of all discounts.

We evaluate the allowance for doubtful accounts on a regular basis for adequacy based upon our periodic review of the collectability of the receivables in light of historical experience, adverse situations that may affect our customers' ability to pay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Management believes that the allowances for doubtful accounts of approximately $192,000 and $133,000 at December 31, 2015 and 2014, respectively, are, or were, adequate to provide for possible bad debts.

Inventories and Repair Parts

Inventories are stated at the lower of cost or market. Finished goods and work-in-process inventories include material, labor, and overhead costs. Factory overhead costs are allocated to inventory manufactured in-house based upon labor hours.

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

Inventories at December 31, 2015 and 2014 were as follows (in thousands):

	December 31,	December 31,
	2015	2014

Raw materials	$4,627	$4,162
Work in process	483	1,230
Finished goods	2,080	1,412
Gross inventories	7,190	6,804
Less: reserve for obsolescence	(1,233)	(1,077)

Net inventories	$5,957	$5,727

During 2015, the Company recorded charges totaling approximately $157,000 for excess and obsolete inventory.

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

Brand name and trademark qualifies as an indefinite-lived intangible asset and is not subject to amortization. Intangibles with indefinite lives are analyzed for impairment annually or more frequently if events and circumstances indicate that the asset may be impaired. If impaired, an impairment loss is recognized in an amount equal to the excess of the asset's carrying value over its fair value. Management concluded that the assigned value at December 31, 2015 of approximately $1,510,000 was not impaired and is reasonable.

Other Long-Lived Assets

We review other long-lived assets for recoverability if events or changes in circumstances indicate that the assets may have been impaired. This circumstance exists when the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from its use and eventual disposition. In those cases an impairment loss is recognized to the extent that the assets' carrying amount exceeds its fair value. Any impairment losses are not restored in the future if the fair value increases. At December 31, 2015, we believe the remaining carrying values of our long-lived assets are recoverable.

Revenue Recognition

Revenue is recognized when title has been transferred to the customer, which is generally at the time of shipment or receipt by customer for FOB destination terms. The following policies apply to our major categories of revenue transactions:

●

The majority of our sales to customers are evidenced by firm purchase orders. Title and the risks and rewards of ownership are transferred to the customer when the product is shipped. Payment by the customer is due under fixed payment terms.

●

Product returns are only accepted at our discretion and in accordance with our "Returned Goods Policy." Historically, the level of product returns has not been significant. We accrue for sales returns, rebates and allowances based upon an analysis of historical customer returns and credits, rebates, discounts and current market conditions.

●

Our terms of sale to customers generally do not include any obligations to perform future services. Limited warranties are generally provided for sales and provisions for warranty are provided at the time of product sale based upon an analysis of historical data.

●

Amounts billed to customers related to shipping and handling charges are included in net sales. Shipping and handling costs included in cost of sales were approximately $100,000, $103,000, and $104,000 in 2015, 2014, and 2013, respectively.

Advertising Costs

All advertising costs are expensed as incurred. The amounts of advertising costs were approximately $542,000, $540,000 and $305,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

Stock-Based Compensation

We account for stock-based compensation in accordance with FASB ASC Topic 718, Compensation-Stock Compensation. FASB ASC 718 requires recognizing compensation costs for all share-based payment awards made to employees and directors based upon the awards' grant date fair value. The standard covers employee stock options, restricted stock, and other equity awards. For stock options, we use a trinomial lattice option-pricing model to estimate the grant date fair value of stock option awards, and recognize compensation cost on a straight-line basis over the awards' vesting periods.

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

Net Earnings (Loss) Per Common Share

We compute basic earnings (loss) attributable to common shareholders per share by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings (loss) per share attributable to common shareholders gives effect to all potential dilutive shares outstanding during the period. The number of dilutive shares is calculated using the treasury method which reduces the effective number of shares by the amount of shares we could purchase with the proceeds of assumed exercises. In 2015, the diluted net income per share calculated included the dilutive effect of the employee stock options, warrants and the conversion of Series B Preferred Stock because their effects were dilutive.

In 2014 and 2013, respectively, the net loss per share calculated when including the dilutive effect of the employee stock options and warrants are excluded from diluted net loss per common share calculations as of such dates because they are anti-dilutive and results in basic and diluted loss per share to be equivalent.

Research and Development Costs

With the exception of development costs that are purchased from another enterprise and have alternative future use, research and development expenses are charged to operations as incurred. We have expended approximately $2.2 million, and $1.4 million, and $1.3 million for the years ended 2015, 2014, and 2013 respectively.

Research and Development Costs for Others

For research and development activities that are partially or completely funded by other parties, and when the obligation is incurred solely to perform contractual services, expenses are charged to cost of sales and all revenues resulting from such activities are shown as sales.

Income Taxes

We utilize the liability method of accounting for income taxes as set forth in FASB ASC 740. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. Management evaluated the positive and negative evidence in determining the realizability of the net deferred tax asset. In determining the need for valuation allowance, we reviewed historic operating results, updated 2015 actual results, as well as future income forecasts based on the projections, management concluded that it was not more likely that the Company should realize its net deferred tax assets through future operating results and the reversal of taxable temporary differences.

If in the future we determine that we will be able to realize any of the net deferred tax assets, we will make adjustment to the valuation allowance, which would increase our income in the period that the determination is made.

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

NOTE 3.	ACQUISITION OF BOVIE BULGARIA

On October 20, 2015 (the "Effective Date"), the Company and Nikolay Shilev entered into and consummated a Share Purchase Agreement (the "Purchase Agreement") whereby the Company acquired all of the outstanding equity interests of Bovie Bulgaria EOOD, a limited liability company incorporated under Bulgarian law ("Bovie Bulgaria"). Pursuant to the terms of the Purchase Agreement, the Company agreed to pay Mr. Shilev approximately $559,000 payable as follows: (i) $419,000 payable within three business days after the effective registration of the Company as the sole shareholder of Bovie Bulgaria and (ii) $140,000 payable on the five year anniversary of the Effective Date.

In conjunction with the execution and consummation of the Purchase Agreement, the Company caused Bovie Bulgaria to enter into a Management Agreement with Mr. Shilev (the "Management Agreement"). Pursuant to the terms of the Management Agreement: (i) Mr. Shilev shall be engaged by the Company for a period of five years; (ii) the Company agreed to pay Mr. Shilev an annual base salary of $141,250; (iii) Mr. Shilev shall be entitled to, subject to certain limitations, an annual performance based bonus equal to twenty percent of Mr. Shilev's base salary; (iv) as an inducement to enter into the Management Agreement, the Company awarded Mr. Shilev a restricted stock grant of 225,922 shares of the Company's common stock, with such restricted stock vesting ratably over a five year period and subject to forfeiture upon Mr. Shilev's Management Agreement being terminated for Cause or without "Good Reason" (as each is defined in the Management Agreement); and (v) the Company agreed to provide severance payments in the event of certain termination events as set forth in the Management Agreement.

The table below summarizes the preliminary purchase price and the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date of October 20, 2015:

Purchase Price
Value of consideration paid:	$559

Tangible assets acquired and liabilities assumed at fair value
Cash and cash equivalents	59
Trade accounts receivable, net	-
Inventories, net	285
Prepaid expenses and other current assets	1
Property and equipment, net	167
Deferred income tax assets, net	25
Deposits, net of current portion	8
Accounts payable	(150)
Accrued and other liabilities	(21)
Excess of assets over liabilities assumed	$374

Goodwill	$185

NOTE 4.	TRADE ACCOUNTS RECEIVABLE

As of December 31, 2015 and 2014, trade accounts receivable were as follows (in thousands):

	December 31,	December 31,
	2015	2014

Trade accounts receivable	$3,117	$2,125
Less: allowance for doubtful accounts	(192)	(133)
Trade accounts receivable, net	$2,925	$1,992

NOTE 5.	PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2015 and 2014, property, plant and equipment consisted of the following (in thousands):

	December 31,	December 31,
	2015	2014

Land	$1,600	$1,600
Machinery and equipment	3,933	3,983
Building and improvements	4,200	3,899
Furniture and fixtures	2,237	2,188
Leasehold improvements	12	12
Molds	1,701	1,613
Total property, plant and equipment	13,683	13,295
Less: accumulated depreciation and amportization	(6,873)	(6,348)
Net property, plant and equipment	$6,810	$6,947

NOTE 6.	INTANGIBLE ASSETS

At December 31, 2015 and 2014, intangible assets consisted of the following (in thousands):

	December 31,	December 31,
	2015	2014

Brand name and trademark (life indefinite)	$1,510	$1,510

Purchased technology (9-17 year lives)	1,441	1,441
Less: accumulated amortization	(1,118)	(1,010)
Purchased technology, net	323	431

Goodwill	$185	$-

With respect to our trademark and brand name, we continue to market products, release new products and product extensions and maintain and promote these trademarks and brand name in the marketplace through legal registration and such methods as advertising, medical education and trade shows. It is our belief that these trademarks and brand names will generate cash flow for an indefinite period of time. Therefore, we believe our trademarks and brand name intangible assets are not impaired. Goodwill results from our acquisition of Bovie Bulgaria, EOOD

Amortization expense amounts for the next five years are approximately $108,000 for 2015 through 2019.

NOTE 7.	EARNINGS PER SHARE (in thousands, except EPS)

We compute basic earnings per share ("basic EPS") by dividing the net income or loss by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share ("diluted EPS") gives effect to all dilutive potential shares outstanding. The following table provides the computation of basic and diluted earnings per share for the twelve month periods ended December 31, 2015, 2014, and 2013, respectively.

	Year Ended December 31,
(in thousands, except per share data)	2015	2014	2013
Numerator:
Net income (loss) available to common
shareholders	$8,364	$(18,214)	$(6,994)
Effect of dilutive securities
Derivative liability - warrants	$(1,799)	$-	$-
Accretion on convertible preferred stock	$222	$-	$-

Numerator for diluted income (loss) per common share	$6,787	$(18,214)	$(6,994)

Denominator:
Weighted average shares used to compute basic income (loss) per common share	24,333	17,756	17,670
Effect of dilutive securities:
Derivative liability - warrants	28	-	-
Convertible preferred stock	3,137	-	-
Stock options	249	-	-
Denominator for diluted income (loss) per common share	27,747	17,756	17,670

Basic income (loss) per common share	$0.34	$(1.03)	$(0.40)
Diluted income (loss) per common share	$0.24	$(1.03)	$(0.40)

For the year ended December 31, 2015, warrants to purchase approximately 28,000 shares of common stock and approximately $1,800,000 of the gain on the fair market valuation of the derivative liabilities, options to purchase approximately 249,000 shares of common stock, and the conversion of Series B Preferred Stock into 3,137,141 shares of common stock were included in the computation of diluted earnings per share because their effects were dilutive.

For the year ended December 31, 2014, options and warrants to purchase approximately 6,500,000 shares of common stock were excluded in the computation of diluted earnings per share because their effects were anti-dilutive.

For the year ended December 31, 2013, options and warrants to purchase approximately 12,900,000 shares of common stock were excluded in the computation of diluted earnings per share because their effects were anti-dilutive.

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

Series B Convertible Preferred Stock – On March 16, 2015, the Company filed a Certificate to Set Forth Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights (the "Certificate of Designations") of its Series B Convertible Preferred Stock with the Secretary of State of the State of Delaware to amend our articles of incorporation. The Certificate of Designations sets forth the rights, preferences and privileges of the Series B Preferred Stock. As provided in our articles of incorporation, the filing of the Certificate of Designations was approved by our Board of Directors. The following is a summary of the rights, privileges and preferences of the Series B Preferred Stock:

Number of Shares: The number of shares of Preferred Stock designated as Series B Preferred Stock are 3,588,139.

Conversion: The Series B Preferred Stock are convertible at the option of the holder, into common stock at a conversion ratio of one (1) share of Series B Preferred to two (2) shares of Common Stock, subject to adjustments for stock dividends, splits, combinations and similar events as described in the form of Certificate of Designations.

Dividends: The Series B Preferred Stock is not entitled to receive any special dividend.

Voting Rights: Except as described in the Certificate of Designations, holders of the Series B Preferred Stock will vote together with holders of the Company common stock on all matters, on an as-converted to common stock basis, and not as a separate class or series (subject to limited exceptions).

Series A 6% Convertible Preferred Stock - During December 2013, our Board of Directors approved a Certificate of Designation of Preferences, Rights, and Limitations of Series A 6% Convertible Preferred Stock, which Certificate was filed with the Secretary of State of the State of Delaware on December 13, 2013. These shares were exchanged for shares of Series B Preferred Stock issued in connection with the March 2015 Exchange Agreement and cancelled. The following is a summary of the rights, privileges and preferences of the Series A Preferred Stock:

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

Redemption: At any time after the 48 month anniversary of the date of issuance of the Series A Preferred Stock, each share of Series A Preferred Stock shall be redeemable at the option of the holder thereof, for an amount equal to the Stated Value (the "Redemption Amount"). The Company shall pay the Redemption Amount as follows: (i) one third of such amount not later than five business days following the applicable Redemption Date (as defined in the Certificate of Designations); (ii) one third of such amount one year following the applicable Redemption Date; and (iii) one third of such amount two years following the applicable Redemption Date; provided, however, that if the applicable Redemption Date is a date following the eighty fourth (84th) anniversary of the issuance of the Series A Preferred Stock, the entire redemption amount shall be payable in one single payment.

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

NOTE 9.	CONVERTIBLE PREFERRED STOCK AND WARRANTS

2013 Financing

On December 13, 2013, the Company entered into a securities purchase agreement with certain investors for the private placement, for aggregate gross proceeds of $7,000,000, of 3,500,000 shares of the Company's newly-designated Series A 6% Convertible Preferred Stock (the "Series A Preferred Stock" – see Note 6) and warrants to purchase 5,250,000 shares of our common stock at an exercise price of $2.387 per share.

The shares of Series A Preferred Stock, which had a stated liquidation value of $2.00, were convertible at any time, at the option of the holder, into shares of common stock on a one-for-one basis and vote with the shares of common stock on an as-converted basis. The holders of the Series A Preferred Stock could request redemption of their shares at their stated value of $2.00 per share, beginning on December 13, 2017. The Series A Preferred Stock accrued dividends at the rate of 6% per annum, whether or not declared by the Board of Directors.

The Warrants could have been exercised at any time on or after June 13, 2014 and expire on June 13, 2019. They could have been exercised on a cashless basis and contain customary anti-dilution protection in the event of stock splits, stock dividends or similar events.

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

The warrants contain a provision that may require net cash settlement in the event that there is a Fundamental Transaction (contractually defined as a merger, sale of substantially all assets, tender offer or share exchange). Because of this contingent redemption provision, the warrants require liability classification in accordance with FASB ASC 480-10, Distinguishing Liabilities from Equity and do not meet all of the established criteria for equity classification in FASB ASC 815-40, Derivatives and Hedging – Contracts in Entity's Own Equity. Accordingly, the warrants are recorded as derivative liabilities at fair value. Changes in the fair value of the warrants are charged or credited to income each period.

The warrants issued to the investors and to the placement agent were valued using a trinomial lattice model, because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in the model included the market price of our common stock on the date of valuation, an expected dividend yield of zero, the remaining period to the expiration date of the warrants, expected volatility of our common stock over the remaining life of the warrants of 48.75% estimated based on a review of our historical volatility, and risk-free rates of return based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the warrants. At December 31, 2015 and December 31, 2014, the investor warrants were valued at $0 and $10,547,250, respectively, and the placement agent warrants were valued at $267,331 and $998,222, respectively. The aggregate change in value of the investor and placement agent warrants between December 13, 2015 and December 31, 2014 of $1,798,845 was recorded in income as a non-operating gain.

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

In the event that the required filing and effectiveness dates were not met or if the registration statement, once effective, failed to remain effective for a continuous period of 30 days or for a cumulative total of 60 days in any 12 month period, then the Company would have been required to pay to each investor an amount in cash, as liquidated damages and not as a penalty, equal to 1% of the aggregate purchase price paid by such investor for its Preferred Stock and Warrants; and on each monthly anniversary of each such event (if the applicable event has not been cured by such date) until the applicable event was cured, a further 1% of the purchase price, subject to a maximum payment of 10% of the purchase price. The required registration statement was filed on January 10, 2014 and became effective on January 28, 2014. Accordingly, the Company was not required to pay any liquidated damages to the investors, unless the registration statement failed to remain continuously effective for the periods specified by the Registration Rights Agreement. The Company does not presently anticipate being required to make any such payments.

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

In accordance with FASB ASC 470-20-25-5, the company recognized a beneficial conversion feature related to the Series A Preferred Stock, The beneficial conversion feature, which was limited to $2,616,250, the proceeds initially allocated to the Series A Preferred Stock, was credited to additional paid-in capital. Because the Series A Preferred Stock is not mandatorily redeemable but can be immediately converted by the holder, the discount recognized by the allocation of proceeds to the beneficial conversion feature was immediately accreted and recognized as a dividend to the preferred shareholders, in accordance with FASB ASC 470-20-35-7c.

Because the holders of the Series A Preferred Stock could have requested redemption on or after December 13, 2017, the preferred stock has conditions for its redemption that are not within the control of the Company. Accordingly, the carrying amount of the Series A Preferred Stock of $2,616,250, net of the expenses allocated to the preferred stock of $396,369, was recorded outside of stockholders' equity, as mezzanine equity, in accordance with FASB ASC 480-10-S99. The net carrying amount of the Series A Preferred Stock was accreted to its redemption value over the four year period to when the holders may request redemption, using an effective interest method. For the period ended December 31, 2015, additional accretion of $221,902 was recognized and the net carrying amount of the Series A Preferred Stock at December 31, 2015 was $0.

The warrants contain a provision that may require net cash settlement in the event that there is a Fundamental Transaction (contractually defined as a merger, sale of substantially all assets, tender offer or share exchange). Because of this contingent redemption provision, the warrants require liability classification in accordance with FASB ASC 480-10, Distinguishing Liabilities from Equity and do not meet all of the established criteria for equity classification in FASB ASC 815-40, Derivatives and Hedging – Contracts in Entity's Own Equity. Accordingly, the warrants are recorded as derivative liabilities at fair value. Changes in the fair value of the warrants are charged or credited to income each period.

The warrants are valued using a trinomial lattice model. Significant assumptions used in the model at December 31, 2014 included the market price of our common stock, an expected dividend yield of zero, the remaining period to the expiration date of the warrants, expected volatility of our common stock over the remaining life of the warrants of 48.75%, estimated based on a review of our historical volatility, and risk-free rates of return of 0.12% based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the warrants. We also take into consideration a probability assumption for anti-dilution. At December 31, 2015 and December 31, 2014, the fair value of the investor and placement agent warrants was approximately $0 and $1,067,954, respectively.

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

The following represents a reconciliation of the changes in fair value of warrants measured at fair value using Level 3 inputs during the year ended December 31, 2015:

(in $ thousands)	2013 Investor Warrants	2013 Placement Agent Warrants	2010 Investor Warrants	2010 Placement Agent Warrants	Total

Balance, December 31, 2014	$10,546	$998	$1,065	$4	$12,613

Issuances	-	-	-	-	-

Exchange of warrants (1)	(10,546)	-	-	-	(10,546)

Exercise of warrants	-	-	(1,081)	-	(1,081)

Change in fair value	-	(731)	16	(4)	(719)

Balance, December 31, 2015 (2)	$-	$267	$-	$-	$267

(1)

Represents the fair value carrying amount of 3,500,000 Series A Preferred shares and 5,250,000 warrants exchanged for 3,588,139 shares of Series B Preferred stock exercisable into 7,176,298 shares of common stock.

(2)

The warrants are valued using a trinomial lattice valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in the model at December 31, 2015 included the market price of our common stock, an expected dividend yield of zero, the remaining period to the expiration date of the warrants, expected volatility of our common stock over the remaining life of the warrants of 48.59%, estimated based on a review of our historical volatility, and risk-free rates of return of 1.535% for the 2013 warrants based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the warrants. We also take into consideration a probability assumption for anti-dilution.

NOTE 10.	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the effect that ASU No. 2014-09 will have on our consolidated financial statements and related disclosures.

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

Borrowings under the Loan bear interest at LIBOR plus 3.5%, with a fixed monthly principal payment of $19,956. The interest rate at December 31, 2015 was 3.744%.

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

Simultaneously with the closing of the Loan, the Company redeemed those certain Industrial Revenue Bonds issued by the Pinellas County Industrial Development Authority and satisfied its obligations to its prior lender, PNC Bank, N.A ("PNC Bank"). In connection with the redemption of the Bonds, the Company paid PNC Bank $3,188,333 to satisfy its existing credit facility. In connection with the termination of the interest rates swap agreement with PNC Bank, the Company paid PNC Bank an additional $410,275.

Our future contractual obligations for agreements with initial terms greater than one year and agreements to purchase materials in the normal course of business are summarized as follows (in thousands):

	Year Ending December 31,
Description	2016	2017
Purchase commitments	$3,377	$-
Long-term debt	239	2,934
Total	$3,616	$2,934

NOTE 12.	TAXES AND NET OPERATING LOSS CARRYFORWARDS

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. The tax effects of these temporary differences representing the components of deferred tax assets (liabilities) at December 31 were approximately as follows (in thousands):

	2015	2014
Deferred tax assets:
Loss and credit carry-forwards	$6,578	$5,497
Stock based compensation	283	156
Inventory Reserve	466	361
Other	273	193
Total Deferred Tax Assets	7,600	6,207

Deferred tax liabilities:
State taxes (capital)	(10)	(9)
Property and equipment	(413)	(416)
Intangibles	(337)	(376)
Total deferred tax liabilities	(760)	(801)

Total Net Deferred Tax Assets	6,840	5,406
Valuation Allowance	(7,404)	(5,970)

Total Net Deferred Tax Assets/(Liabilities), net of Valuation Allowance	$(564)	$(564)

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

Below is a reconciliation of the statutory federal income tax rate to our effective tax rate for the fiscal years ended December 31, 2015, 2014, and 2013:

	2015	2014	2013
Federal tax provision	34.0%	34.0%	34.0%
State taxes (net of federal benefit)	2.4%	1.4%	2.6%
Warrant gains	(11.1)%	(18.8)%	-%
Valuation allowance	(26.3)%	(45.3)%	-%
Other	0.6%	(1.6)%	(9.3)%
	(0.4)%	(30.3)%	27.3%

NOTE 13.	RETIREMENT PLAN

The Company provides a tax-qualified profit-sharing retirement plan under section 401(k) of the Internal Revenue Code for the benefit of eligible employees with an accumulation of funds for retirement on a tax-deferred basis and provides for annual discretionary contribution to individual trust funds.

All employees are eligible to participate. The employees may make voluntary contributions to the plan up to the maximum percentage allowed by the Internal Revenue Code. Vesting in employee matching contributions is graded and depends on the years of service. After three years from their date of hire, the employees are 100% vested. The Company makes matching contributions of 50% of the employee contributions up to a total of 3% of participant payroll. Matching contributions made by the Company totaled $245,239, $100,465 and $0 for the years ended December 31, 2015, 2014 and 2013, respectively.

NOTE 14.	OTHER RELATED PARTY TRANSACTIONS

Research and Development Consulting Services

Our policy is that employees, non-employees, and third parties must obtain authorization from the appropriate department executive manager, for any business relationship or proposed business transaction in which they or an immediate family member has a direct or indirect interest, or from which they or an immediate family member may derive a personal benefit (a "related party transaction"). The maximum dollar amount of related party transactions that may be approved as described above in this paragraph in any calendar year is $120,000. Any related party transactions that would bring the total value of such transactions to greater than $120,000 must be referred to the Audit Committee to determine the procedure for approval, and then have the recommendations presented to the Board of Directors for approval.

Several relatives of Nikolay Shilev, Bovie Bulgaria's Managing Director, are considered related parties. Teodora Shileva, Mr. Shilev's spouse is an employee of the company working in the Accounting department. Antoaneta Dimitrova Shileva-Toromanova, Mr. Shilev's sister is the Manager of Production and Human Resources. Svetoslav Shilev, Mr. Shilev's son is an Engineer in the Quality Assurance department.

A relative of Moshe Citronowicz, Bovie's Senior Vice President, is considered a related party. Arik Zoran is a consultant of the Company doing business as AR Logic, Inc., a consulting firm owned by Arik Zoran, Mr. Citronowicz's brother. On March 1, 2013 the Company amended the Consulting Services Agreement dated January 2011, extending the term of the existing agreement until December 31, 2014. The agreement shall automatically renew for additional one year periods, unless either party gives written notice of its desire not to renew at least one year prior to the expiration of the initial Term or renewal term. The agreement with AR Logic provides for a monthly retainer for engineering support for our existing generator product line and a separate hourly based fee structure for additional consulting related to new product lines. AR Logic has a royalty contract with us related to the creation and design of proprietary technology that is used in some of our generators. AR Logic was paid consulting fees of approximately $259,200, $252,000, and $266,600 during 2015, 2014, and 2013, respectively.

A second relative of Mr. Citronowicz is considered a related party. Yechiel Tsitrinovich is also a brother of Mr. Citronowicz, and acts as a consultant to the Company related to research and development of certain products. Mr. Tsitrinovich has a royalty contract with us related to the creation and design of a proprietary technology that is used in some of our generators. Mr. Tsitrinovich was paid a combination of consulting fees and royalties on previous product designs approximating $67,575, $72,412, and $72,890 for 2015, 2014, and 2013, respectively.

NOTE 15.	OTHER COMMITMENTS AND CONTINGENCIES

Property and Rental Agreements

In March 2014, we signed a lease for offices located in Purchase, New York. The lease is for 3,650 square feet of office space with a monthly cost of approximately $8,500 per month.

In October 2015, pursuant to our acquisition of Bovie Bulgaria, we are obligated to pay $6,350 per month for the lease expiring on December 31, 2016.

The following is a schedule of approximate future minimum lease payments under operating leases as of December 31, 2015 (in thousands):

2016	$187
2017	114
Therafter	267
Total	$568

Rent expense for the years ended December 31, 2015, 2014 and 2013 approximated $120,000, $72,000, and $228,000, respectively.

Purchase Commitments

At December 31, 2015, we had purchase commitments for inventories totaling approximately $3.3 million, substantially all of which is expected to be purchased by the end of 2016.

Employment Agreements

At December 31, 2015, we were obligated under six employment agreements which have expiration dates between December 2016 and March 2017.

Name	Contract Expiration Date
Robert Gershon	N/A(1)
J. Robert Saron	December, 2016
Moshe Citronowicz	December, 2016
Andrew Makrides	December, 2016
John McCarthy	March, 2017
Jay D. Ewers	N/A(1)

(1)

Employment contracts were revised to remove a date certain for the conclusion of such term and provide for the Executives to remain employed by the Company until such time as their employment is terminated pursuant to the terms of their Employment Agreement.

Approximate future minimum payments under these agreements are as follows as of December 31, 2015 (in thousands):

2016	$1,591
2017	94
Total	$1,685

Employment contracts contain an automatic extension for a period of one year after the initial term unless we provide the executives with appropriate 60 days written notice pursuant to the contracts. The employment agreements provide, among other things, that the executive may be terminated as follows:

(a)	Upon the death of the executive, in which case the executive's estate shall be paid the basic annual compensation due the employee pro-rated through the date of death.

(b)

By the resignation of the executive at any time upon at least thirty (30) days prior written notice to Bovie in which case Bovie shall be obligated to pay the employee the basic annual compensation due him pro-rated to the effective date of termination.

(c)

By Bovie, "for cause" if during the term of the employment agreement the employee violates the non-competition provisions of his employment agreement, or is found guilty in a court of law of any crime of moral turpitude in which case the contract would be terminated and provisions for future compensation forfeited.

(d)

By Bovie, without cause, with the majority approval of the Board of Directors, for Mr. Makrides, Mr. Gershon, Mr. Saron, Mr. McCarthy, Mr. Ewers, and Mr. Citronowicz at any time upon at least thirty (30) days prior written notice to the executive. In this case Bovie shall be obligated to pay the executive compensation in effect at such time, including all bonuses, accrued or prorated, and expenses up to the date of termination. Thereafter for Messrs. Makrides, Saron, and Citronowicz, Bovie shall pay the executive three times the salary in effect at the time of termination payable in one lump sum.

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

Litigation

Stockholder Derivative Action

In September 2011, the Company was served in a purported stockholder derivative action (the "Derivative Action") that was filed in the United States District Court for the Middle District of Florida (the "Court") against the Company and certain of its present and former officers and directors. The complaint asserted, among other things, breach of fiduciary duties and bad faith in relation to the management of the Company's business. The complaint sought, among other things, unspecified compensatory damages and various forms of equitable relief. The allegations in the Derivative Action appear to be based largely on counterclaims previously asserted by Steven Livneh, a former director of the Company, in a prior litigation between the Company and Mr. Livneh which was settled.

On June 26, 2014, the Company entered into a Stipulation and Agreement of Settlement ("Stipulation of Settlement") setting forth the terms of the settlement of the claims asserted against the Company in the Derivative Action. On July 7, 2014, the Court issued an Amended Order Preliminarily Approving Derivative Settlement and Providing for Notice ("Preliminary Order") preliminarily approving the Stipulation of Settlement. On October 2, 2014, the Court entered an order and final judgment approving the Stipulation of Settlement.

In the normal course of business, we are subject, from time to time, to legal proceedings, lawsuits and claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. If any of these matters arise in the future, it could affect the operating results of any one or more quarters.

We expense costs of litigation related to contingencies in the periods in which the costs are incurred.

NOTE 16.	STOCK OPTIONS

On October 30, 2007, our stockholders approved and the Board of Directors adopted an amendment to the 2003 Executive and Employee Stock Option Plan (the "Plan") to increase the maximum aggregate number of shares of common stock reserved for issuance under the Plan from 1.2 million shares (already reserved against outstanding options) to 1.7 million shares. Except for the increase in the number of shares covered by the Plan, the Plan remained otherwise unchanged. In 2001, the Board of Directors adopted the 2001 Executive and Employee Stock Option Plan which reserved for issuance 1,200,000 stock options. Stock options typically have a ten-year life and currently vest over a seven year period.

In July of 2012, the stockholders approved the 2012 Share Incentive Plan covering a total of 750,000 shares of common stock issuable upon exercise of options to be granted under the plan. At December 31, 2015 approximately 40,333 remain to be issued in this plan.

In July of 2015, the stockholders approved the 2015 Executive and Employee Stock Option Plan covering a total of 2,000,000 shares of common stock issuable upon exercise of options to be granted under the plan. At December 31, 2015 approximately 1,479,078 remain to be issued in this plan.

The status of our stock options and stock awards are summarized as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2013	2,467,046	$3.55

Granted	592,000	$3.88
Exercised	(107,000)	$2.17
Cancelled and Forfeited	(87,857)	$2.80
Outstanding at December 31, 2014	2,864,189	$3.69

Granted	830,922	$2.21
Exercised	(97,500)	$2.25
Cancelled and Forfeited	(466,164)	$3.57
Outstanding at December 31, 2015	3,131,447	$3.38

Exercisable at December 31, 2015	1,424,036	$4.28

The number and weighted average grant-date fair values of options non-vested at the beginning and end of 2015, as well as options granted, vested and forfeited during the year was as follows:

Exercise Prices	2014 Number Outstanding	2014 Options Exercisable	Granted	Exercised	Vested	Cancelled	Forfeited	2015 Number Outstanding	2015 Options Exercisable	Weighted Average Remaining Contractual Life
$2.25	309,500	309,500	-	97,500	-	212,000	-	-	-	-
$2.93	35,000	35,000	-	-	-	35,000	-	-	-	-
$6.93	20,000	20,000	-	-	-	-	-	20,000	20,000	1
$8.66	97,857	97,857	-	-	-	7,858	-	89,999	89,999	2
$7.10	12,125	12,125	-	-	-	-	-	12,125	12,125	2
$7.68	7,500	7,500	-	-	-	-	-	7,500	7,500	2
$7.18	50,000	50,000	-	-	-	-	-	50,000	50,000	3
$7.33	131,190	114,346	-	-	16,844	27,135	-	104,055	104,055	3
$6.60	500	500	-	-	-	-	-	500	500	4
$8.32	61,428	48,060	-	-	357	24,286	-	37,142	24,131	4
$7.85	7,500	5,357	-	-	1,071	-	-	7,500	6,428	4
$7.45	100,000	100,000	-	-	-	-	-	100,000	100,000	5
$6.00	30,000	24,000	-	-	6,000	-	-	30,000	30,000	5
$2.46	68,446	58,704	-	-	1,428	27,731	-	40,715	32,401	5
$1.89	50,000	28,572	-	-	7,143	-	-	50,000	35,715	5
$3.08	10,000	5,716	-	-	1,429	-	-	10,000	7,145	5
$2.81	15,000	6,429	-	-	2,143	-	-	15,000	8,572	6
$2.80	7,143	3,877	-	-	714	-	-	7,143	4,591	6
$2.79	46,000	33,334	-	-	10,667	-	-	46,000	44,001	7
$2.54	216,000	92,933	-	-	34,400	16,404	-	199,596	110,929	7
$3.79	100,000	40,000	-	-	20,000	-	-	100,000	60,000	7
$2.50	10,000	2,000	-	-	2,000	-	-	10,000	4,000	8
$6.00	50,000	37,778	-	-	6,000	-	-	50,000	43,778	8
$2.97	42,000	27,333	-	-	7,333	-	-	42,000	34,666	8
$2.20	45,000	28,333	-	-	8,333	-	-	45,000	36,666	8
$2.09	750,000	187,500	-	-	187,500	-	-	750,000	375,000	8
$3.90	213,000	-	-	-	53,250	-	-	213,000	53,250	9
$3.81	169,000	-	-	-	45,250	-	105,750	63,250	45,250	9
$3.63	35,000	-	-	-	8,750	-	-	35,000	8,750	9
$4.30	50,000	-	-	-	12,500	-	-	50,000	12,500	9
$4.05	30,000	-	-	-	7,500	-	-	30,000	7,500	9
$4.07	45,000	-	-	-	8,750	-	10,000	35,000	8,750	9
$3.50	50,000	-	-	-	12,500	-	-	50,000	12,500	9
$2.25	-	-	100,000	-	33,333	-	-	100,000	33,333	10
$1.95	-	-	75,000	-	-	-	-	75,000	-	10
$2.13	-	-	65,000	-	-	-	-	65,000	-	10
$2.00	-	-	225,922	-	-	-	-	225,922	-	10
$1.77	-	-	155,000	-	-	-	-	155,000	-	10
$2.87	-	-	100,000	-	-	-	-	100,000	-	10
$2.48	-	-	10,000	-	-	-	-	10,000	-	10
$2.78	-	-	10,000	-	-	-	-	10,000	-	10
$2.30	-	-	50,000	-	-	-	-	50,000	-	10
$3.78	-	-	20,000	-	-	-	-	20,000	-	10
$3.38	-	-	20,000	-	-	-	-	20,000	-	10

	2,864,189	1,376,754	830,922	97,500	495,196	350,414	115,750	3,131,447	1,424,036

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2015	1,487,435	$3.11

Granted in 2015	830,922	$2.21
Vested in 2015	(495,196)	$3.06
Forfeited in 2015	(115,750)	$3.83
Non-vested at December 31, 2015	1,707,411

Common shares required to be issued upon the exercise of stock options and warrants would be issued from our authorized and unissued shares. We calculated the fair value of issued options utilizing a trinomial lattice with an expected life calculated via the simplified method as we do not have sufficient history to determine actual expected life.

The grant date fair value of options granted in 2015 was estimated on the grant date using a trinomial lattice option-pricing model and the following assumptions: expected volatility of 53% - 54%, expected term of 4-10 years, risk-free interest rates of 0.2% - 1.58%, and expected dividend yield of 0%.

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

As of December 31, 2015, the aggregate intrinsic value of all stock options outstanding and expected to vest was approximately $102,992 and the aggregate intrinsic value of currently exercisable stock options was approximately $11,250. The intrinsic value of each option share is the difference between the fair market value of our common stock and the exercise price of such option share to the extent it is "in-the-money". Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $2.10 closing stock price of our common stock on December 31, 2015, the last trading day of 2015. The total number of in-the-money options outstanding and exercisable as of December 31, 2015 was approximately 410,715.

As of December 31, 2014, the aggregate intrinsic value of all stock options outstanding and expected to vest was approximately $2,265,825 and the aggregate intrinsic value of currently exercisable stock options was approximately $1,101,468. The intrinsic value of each option share is the difference between the fair market value of our common stock and the exercise price of such option share to the extent it is "in-the-money". Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $3.68 closing stock price of our common stock on December 31, 2014, the last trading day of 2014. The total number of in-the-money options outstanding and exercisable as of December 31, 2014 was approximately 819,231.

The total intrinsic value of options exercised during the years ended December 31, 2015, 2014, and 2013 was approximately $51,575, $229,135, and $76,000, respectively. Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option holder to exercise the options. The total cash proceeds received from the exercise of stock options was approximately $209,250 and $87,475, and $48,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

The total fair value of options granted during the years ended December 31, 2015, 2014, and 2013 was approximately $932,771, $1,107,280, and $672,000, respectively. The total fair value of option shares vested during the years ended December 31, 2015, 2014, and 2013, was approximately $612,464, $412,638, and $637,000, respectively.

During the year ended December 31, 2015, we issued 33,520 common shares in exchange for 114,500 non-employee stock options and 80,980 common shares (via stock swaps).

During the year ended December 31, 2014, we issued 73,699 common shares in exchange for 107,000 employee and non-employee stock options and 33,301 common shares (via stock swaps). Net proceeds from the issuance of common shares along with the shares received in the stock swap exercises were approximately $80,475 for the year ended December 31, 2014.

Stock compensation cost recognized for the years ended December 31, 2015, 2014, and 2013 was approximately $575,000, $388,000, and $506,000, respectively. As of December 31, 2015, there was approximately $1,570,000 of total unrecognized stock-based compensation cost, related to unvested stock options granted under the Amended Plan. This cost is expected to be recognized over a weighted-average period of approximately 4 years.

Allocation of stock based compensation expense for the fiscal years ended December 31, 2015, 2014, and 2013 was as follows (in thousands):

	2015	2014	2013
Cost of Sales	$3	$8	$12
Research and development	39	51	34
Salaries and related costs	526	329	460
Total	$568	$388	$506

NOTE 17.	GEOGRAPHIC AND SEGMENT INFORMATION

International sales in 2015, 2014, and 2013 were 16.9%, 15.8%, and 17.5% of sales, respectively. Substantially all of these sales are denominated in U.S. dollars

Although we have only one reporting segment, beginning in 2014, Management began analyzing revenue and other operating metrics across three operating segments.

Sales by Operating Category (in thousands)	2015	2014	2013
Core	$26,098	$24,322	$22,134
OEM	2,116	3,150	1,484
J-Plasma	1,306	209	42
Total	$29,520	$27,681	$23,660

NOTE 18.	SELECTED QUARTERLY INFORMATION (UNAUDITED)

The following table sets forth certain unaudited quarterly data for each of the four quarters in the years ended December 31, 2015 and 2014, respectively. The data has been derived from the Company's unaudited consolidated financial statements that, in management's opinion, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information when read in conjunction with the Consolidated Financial Statements and Notes thereto. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2015
Total revenue	$6,128	$7,274	$7,823	$8,295
Gross profit	$2,674	$3,140	$3,229	$3,514
Net income (loss) attributable to common shareholders	$12,858	$(1,497)	$(1,587)	$(1,410)
Income (loss) per basic share	$0.69	$(0.06)	$(0.06)	$(0.05)
Year ended December 31, 2014
Total revenue	$6,482	$6,945	$6,788	$7,466
Gross profit	$2,756	$1,877	$1,919	$2,441
Net loss attributable to common shareholders	$(9,811)	$29	$2,976	$(5,454)
Loss per basic share	$(0.55)	$-	$(0.17)	$(0.31)

NOTE 19.	RESTATEMENT OF 2013 STATEMENT OF OPERATIONS

We previously restated our 2013 10-K on May 8, 2014. The requirement to restate the Company's basic and diluted earnings per share arose from the requirement to deduct $2.616 million attributable to the beneficial conversion feature of the Convertible Preferred Shares issued on December 13, 2013 and the accretion of $39,000 related to the preferred shares from December 13, 2013 through December 31, 2013, in calculating net loss attributable to common shareholders for the purposes of earnings per share, in accordance with FASB ASC 480-10-S99-2-20. The impact of this change is an increase in basic and diluted loss per share of $0.15 to $0.40 for the year ended December 31, 2013.

The $2.6 million deduction is a one-time non-cash, deemed dividend. The accretion of the preferred shares is a reduction in the net income (loss) attributable to common shareholders which will be recorded until the preferred shares are fully accreted to their face value. Neither has an effect on net income, comprehensive income or cash flows for the year ended December 31, 2013, or total shareholders' equity as of December 31, 2013.

EXHIBIT INDEX

1.1	Underwriting Agreement dated 3/12/15 between Bovie Medical Corporation and Craig Hallum Capital Group, LLC (Incorporated by reference to Exhibit 2.1 to Form 8-K filed on March 12, 2015)
3.1	Articles of Incorporation of the Registrant (Incorporated by reference to the Registrant's report on Form 10-K/A filed on March 31, 2011)
3.2	By laws of the Registrant (Incorporated by reference to the Registrant's report on Form 10-K/A filed on March 31, 2011)
3.3

Certificate of Designation of Preferences, Rights and Limitations of Series A 6% Convertible Preferred Stock of Bovie Medical Corporation (Incorporated by reference to the Registrant's report on Form 8-K filed December 16, 2013)

3.4	Certificate of Designation of Series B Preferred Stock (Incorporated by reference to Exhibit 3.1 on Form 8-K filed on March 11, 2015.
10.1	Employment Agreement dated May 5, 2014 between Bovie Medical Corporation and Peter L. Donato (Incorporated by reference to the Registrant's report on Form 8-K filed May 8, 2014)
10.2	Loan Agreement (Incorporated by reference to the Registrant's report on Form 8-K filed on March 24, 2014)
10.3	Mortgage, Security agreement, Financial Statement and Assignment (Incorporated by reference to the Registrant's report on Form 8-K filed on March 24, 2014)
10.4	Promissory Note (Incorporated by reference to the Registrant's report on Form 8-K filed on March 24, 2014)
10.5	Assignment of Rents, Leases and Profits and Contracts (Incorporated by reference to the Registrant's report on Form 8-K filed March 24, 2014)
10.6	Security Agreement (Incorporated by reference to the Registrant's report on Form 8-K filed on March 24, 2014)
10.7	Environmental Indemnity Agreement (Incorporated by reference to the Registrant's report on Form 8-K filed on March 24, 2014.)
10.8	Exchange Agreement (Incorporated by reference to Exhibit 10.1 on Form 8-K filed on March 11, 2015)
10.9	Registration Rights Agreement (Incorporated by reference to Exhibit 10.2 on Form 8-L filed on March 11, 2015)
10.10	Amendment to Jay D. Ewers Employment Agreement dated August 6, 2015 (Incorporated by reference to Exhibit 10.2 to Form 8-K Filed on August 12, 2015)
10.11	Amendment to Robert L. Gershon Employment Agreement dated October 14, 2015 (Incorporated by reference to Exhibit 10.2 to Form 8-K Filed on October 19, 2015)
10.12	Amendment to Jay D. Ewers Employment Agreement dated October 14, 2015 (Incorporated by reference to Exhibit 10.3 to Form 8-K Filed on October 19, 2015)
10.13	Share Purchase Agreement (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 23, 2015)
10.14	Management Agreement (Incorporated by reference to Exhibit 10.2 on Form 8-K filed on October 23, 2015)
10.15	Restricted Stock Agreement (Incorporated by reference to Exhibit 10.3 to Form 8-K filed on October 23, 2015)
14.1	Bovie Medical Corporation Code of Ethics (Incorporated by reference to the Registrant's report on Form 10-K/A filed March 31, 2011)

55

21.1	List of Subsidiaries *
31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 202
31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 202
32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 202
32.2	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 202
99.1	Stipulation of Settlement, dated June 26, 2014 (Incorporated by reference to the Registrant's report on Form 8-K filed July 2, 2014)
99.2	Amended order preliminarily approving Derivative Settlement and Providing Notice dated July 7, 2014 (Incorporated by reference to the Registrant's report on Form 8-K filed July 16, 2014)
99.3	Notice of Proposed Settlement of Derivative Action (Incorporated by reference to the Registrant's report on Form 8-K filed July 16, 2014)
99.4	Summary Notice of Proposed Settlement of Derivative Action (Incorporated by reference to the Registrant's report on Form 8-K filed July 16, 2014)

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Label Presentation Document

* Filed herewith.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

56