Form 10-Q
period 2016-06-30
BOVIE MEDICAL Corp
filed 2016-08-02
CIK 719135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

The number of shares of the registrant's common stock $.001 par value outstanding as of July 22, 2016 was 27,194,251.

BOVIE MEDICAL CORPORATION

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

BOVIE MEDICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2016 AND DECEMBER 31, 2015

(in thousands)

	June 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets:

Cash and cash equivalents	$9,324	$11,805
Restricted cash	779	839
Trade accounts receivable, net	3,506	2,925
Inventories, net	6,415	5,957
Prepaid expenses and other current assets	536	516

Total current assets	20,560	22,042

Property and equipment, net	6,536	6,810
Brand name and trademark	1,510	1,510
Purchased technology and license rights, net	269	323
Goodwill	185	185
Deposits	123	123
Deferred tax asset	21	25
Other assets	386	430

Total assets	$29,590	$31,448

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2016 AND DECEMBER 31, 2015

(CONTINUED) (in thousands)

	June 30,	December 31,
	2016	2015
	(Unaudited)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,774	$1,214
Accrued payroll	378	321
Accrued vacation	380	228
Current portion of mortgage note payable	239	239
Accrued and other liabilities	1,844	2,119

Total current liabilities	4,615	4,121

Mortgage note payable, net of current portion	2,814	2,934
Notes payable	140	140
Deferred rents	17	18
Deferred tax liability	564	564
Derivative liabilities	139	267

Total liabilities	8,289	8,044

Commitments and Contingencies (see Notes 9 and 10)

Stockholders' equity:
Series B convertible preferred stock, par value $.001; 3,588,139 issued and 1,975,639 outstanding as of June 30, 2016 and December 31, 2015, respectively	2	2
Common stock, par value $.001 par value; 40,000,000 shares authorized; 27,194,251 issued and 27,051,172 outstanding as of June 30, 2016 and December 31, 2015, respectively	27	27
Additional paid-in capital	43,219	42,859
Accumulated deficit	(21,947)	(19,484)

Total stockholders' equity	21,301	23,404

Total liabilities and stockholders' equity	$29,590	$31,448

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(UNAUDITED) (in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Sales	$9,295	$7,274	$17,070	$13,402
Cost of sales	4,595	4,134	9,048	7,588

Gross profit	4,700	3,140	8,022	5,814

Other costs and expenses:
Research and development	592	505	1,259	951
Professional services	396	313	753	644
Salaries and related costs	2,200	1,868	4,300	3,821
Selling, general and administrative	2,022	2,002	4,213	4,219

Total other costs and expenses	5,210	4,688	10,525	9,635

Loss from operations	(510)	(1,548)	(2,503)	(3,821)

Interest expense, net	(50)	(39)	(88)	(80)
Change in fair value of liabilities, net	41	90	128	1,534
Total other income (expense), net	(9)	51	40	1,454

Loss before income taxes	(519)	(1,497)	(2,463)	(2,367)

Income tax benefit, net	--	--	--	(8)

Net loss	$(519)	$(1,497)	$(2,463)	$(2,375)

Accretion on convertible preferred stock	--	--	--	(222)
Gain on conversion of warrants and preferred shares, net	--	--	--	13,956
Net income (loss) attributable to common shareholders	$(519)	$(1,497)	$(2,463)	$11,359

Income (loss) per share
Basic	(0.02)	(0.06)	(0.09)	0.53
Diluted	(0.02)	(0.06)	(0.09)	0.41

Weighted average number of shares outstanding- basic	27,051	24,435	27,051	21,555
Weighted average number of shares outstanding - dilutive	27,051	24,435	27,051	24,251

The accompanying notes are an integral part of the consolidated financial statements.

 BOVIE MEDICAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(unaudited) (in thousands)

					Additional
	Preferred Stock		Common Stock		Paid-in
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total

December 31, 2015	1,976	$2	27,051	$27	$42,859	$(19,484)	$23,404

Stock based compensation	-	-	-	-	360	-	360

Net loss	-	-	-	-	-	(2,463)	(2,463)

June 30, 2016	1,976	$2	27,051	$27	$43,219	$(21,947)	$21,301

The accompanying notes are an integral part of the consolidated financial statements

BOVIE MEDICAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(unaudited) (in thousands)

	2016	2015
Cash flows from operating activities
Net loss	$(2,463)	$(2,375)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	355	421
Provision for (recovery of) inventory obsolescence	334	(138)
Gain on disposal of property and equipment, net	14	-
Stock based compensation	360	242
Non cash other (income) loss - warrants	(128)	(1,534)
Changes in current assets and liabilities:
Trade receivables	(581)	(49)
Prepaid expenses	(20)	(159)
Inventories	(792)	(486)
Deposits and other assets	44	(128)
Accounts payable	560	190
Accrued and other liabilities	(63)	(105)
Net cash used in operating activities	(2,380)	(4,121)

Cash flows from investing activities
Purchases of property and equipment	(41)	(462)
Net cash used in investing activities	(41)	(462)

Cash flows from financing activities
Proceeds from stock options/warrants exercised	-	1,466
Change in restricted cash	60	60
Change in mortgage note payable	(120)	(120)
Proceeds from issuance of common shares, net	-	11,531
Net cash provided by (used in) financing activities	(60)	12,937

Net change in cash and cash equivalents	(2,481)	8,354

Cash and cash equivalents, beginning of period	11,805	5,733

Cash and cash equivalents, end of period	$9,324	$14,087

Cash paid during the six months ended June 30, 2016 and 2015 for:

Cash paid for:
Interest	$50	$80
Income taxes	$-	$-

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

Inventories at June 30, 2016 and December 31, 2015 were as follows (in thousands):

	June 30,	December 31,
	2016	2015

Raw materials	$5,563	$4,627
Work in process	481	483
Finished goods	1,938	2,080
Gross inventories	7,982	7,190
Less: reserve for obsolescence	(1,567)	(1,233)

Net inventories	$6,415	$5,957

NOTE 3. INTANGIBLE ASSETS

At June 30, 2016 and December 31, 2015, intangible assets consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015

Brand name and trademark (life indefinite)	$1,510	$1,510

Purchased technology (9-17 year lives)	1,441	1,441
Less: accumulated amortization	(1,172)	(1,118)
Purchased technology, net	$269	$323

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

Amortization of intangibles, which is included in depreciation and amortization in the accompanying statements of cash flows, was approximately $54,000 during each of the respective six month periods ended June 30, 2016 and 2015.

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

The following represents a reconciliation of the changes in fair value of warrants measured at fair value using Level 3 inputs during the six months ended June 30, 2016:

(in $ thousands)	2013 Placement Agent Warrants

Balance, December 31, 2015	$267

Change in fair value	(128)

Balance, June 30, 2016 (1)	$139

________________

(1)

The warrants are valued using a trinomial lattice valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in the model at June 30, 2016 included the market price of our common stock, an expected dividend yield of zero, the remaining period to the expiration date of the warrants, expected volatility of our common stock over the remaining life of the warrants of 49.5%, estimated based on a review of our historical volatility, and risk-free rates of return of 0.7% for the 2013 warrants based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the warrants. We also take into consideration a probability assumption for anti-dilution.

NOTE 6. EARNINGS PER SHARE (in thousands, except EPS)

We compute basic earnings per share ("basic EPS") by dividing the net income or loss by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share ("diluted EPS") gives effect to all dilutive potential shares outstanding. The following table provides the computation of basic and diluted earnings per share for the three and six month periods ending June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2016	2015	2016	2015

Numerator:
Net income (loss) available to common shareholders	$(519)	$(1,497)	$(2,463)	$11,359
Effect of dilutive securities
Derivative liability - warrants	$(41)	$-	$(128)	$(1,534)
Accretion on convertible preferred stock	-	-	-	222
Numerator for diluted income (loss) per common share	$(560)	$(1,497)	$(2,591)	$10,047

Denominator:
Weighted average shares used to compute basic income (loss) per common share	27,051	24,435	27,051	21,555
Effect of dilutive securities:
Derivative liability - warrants	-	-	-	82
Convertible preferred stock	-	-	-	2,305
Stock options	-	-	-	309
Denominator for diluted income (loss) per common share	27,051	24,435	27,051	24,251

Basic income (loss) per common share	$(0.02)	$(0.06)	$(0.09)	$0.53
Diluted income (loss) per common share	$(0.02)	$(0.06)	$(0.09)	$0.41

For the three months ended June 30, 2016, the potential conversion of Series B Preferred Stock into 3,951,278 shares of common stock was excluded from the computation of diluted earnings per share as the effect is anti-dilutive.

For the three months ended June 30, 2016, approximately $41,000 of the gain on the fair market valuation of the derivative liability was excluded in the computation of diluted earnings per share as the effect is anti-dilutive.

For the six months ended June 30, 2016, the exercise of warrants, preferred stock, and options were excluded from the computation of fully diluted earnings per share because their effect was antidilutive.

For the three months ended June 30, 2015, options and warrants to purchase approximately 277,000 shares of common stock and approximately $90,000 of the gain on the fair market valuation of the derivative liabilities were excluded in the computation of diluted earnings per share because their effects were anti-dilutive, while the potential conversion of Series B Preferred Stock into 3,951,278 shares of common stock was excluded from the computation of diluted earnings per share as the effect is anti-dilutive.

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

NOTE 7. STOCK-BASED COMPENSATION

Under our stock option plans, our board of directors may grant options to purchase common shares to our key employees, officers, non-employees, directors and consultants. We account for stock options in accordance with FASB ASC Topic 718, Compensation – Stock Compensation, with option expense amortized over the vesting period based on the trinomial lattice option-pricing model fair value on the grant date, which includes a number of estimates that affect the amount of our expense. During the six months ended June 30, 2016, we expensed approximately $360,000 in stock-based compensation.

Activity in our stock options during the period ended June 30, 2016 was as follows:

	Number of Options	Weighted Average Exercise
	(in thousands)	Price

Outstanding at December 31, 2015	3,131	$3.38
Granted	626	$1.74
Outstanding at June 30, 2016	3,757	$3.09

The grant date fair value of options granted during the first six months of 2016 were estimated on the grant date using a trinomial lattice option-pricing model and the following assumptions: expected volatility of 49.5%, expected term of between 5-8 years, risk-free interest rate of 0.71%, and expected dividend yield of 0%.

On June 30, 2016, the Company entered into a sales channel partnership agreement with Arteriocyte LLC. As part of the agreement, Arteriocyte was granted 240,000 ten-year options with a four year performance based vesting schedule and an exercise price of $1.64 per option.

Expected volatility is based on a five year average of the historical volatility of the Company's stock. The risk-free rate is based on the rate of U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the options. The Company uses historical data to estimate pre-vesting forfeiture rates.

NOTE 8. INCOME TAXES

The Company's income tax provision was $0 with an effective tax rate of 0% for the three and six months ended June 30, 2016. The Company's effective tax rate differs from the statutory rate primarily due to the valuation allowance on the Company's net deferred tax assets with finite life.

As a result of historical losses, the Company recorded a valuation allowance on the net deferred tax asset with a finite life and does not anticipate recording an income tax benefit related to these deferred tax assets. The Company reassesses the realization of deferred tax assets each reporting period and will be able to reduce the valuation allowance to the extent that the financial results of these operations improve and it becomes more likely than not that the deferred tax assets are realizable.

For the three and six months ended June 30, 2016, we do not believe we had any significant uncertain tax positions nor did we have any interest or penalties related to any significant uncertain tax positions.

The Company is subject to U.S. federal income tax, state income tax and Bulgarian income tax. Until the respective statutes of limitations expire (which may be as much as 20 years while we have unused NOL's), we are subject to income tax audits in the jurisdictions in which we operate.

NOTE 9.COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

In March 2014, we entered into a lease for offices located in Purchase, New York, where we are obligated to pay $9,277 per month for the lease expiring June 14, 2019. The lease is for 3,650 square feet of office space.

In October 2015, pursuant to our acquisition of Bovie Bulgaria, we are obligated to pay approximately $6,350 per month for the lease expiring on December 31, 2016.

The following is a schedule of approximate future minimum lease payments under operating leases having remaining terms in excess of one year as of June 30, 2016 for the calendar years ending December 31, 2016 and thereafter (in thousands):

2016	$95
2017	114
2018	117
2019	120
Thereafter	30
Total	$476

Rent expense approximated $82,280 and $52,925 for the six month periods ending June 30, 2016 and 2015, respectively.

Other future contractual obligations for other agreements with initial terms greater than one year and agreements to purchase materials in the normal course of business are summarized as follows (in thousands):

	Year Ending December 31,
Description	2016	2017	2018	2019	Thereafter
Purchase commitments	$3,482	$-	$-	$-	$-
Mortgage debt	239	239	239	2,336	-
Total	$3,721	$239	$239	$2,336	$-

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

Concentrations

Our ten largest customers accounted for approximately 56.2% and 57.1% of revenues for the six months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016, McKesson and NDC accounted for 16.5% and 9.6% of our sales, while for the same six month period ended in 2015, McKesson and NDC accounted for 17.7% and 13.2% of our sales, respectively.

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

A relative of Moshe Citronowicz, Bovie's Senior Vice President, is considered a related party. Arik Zoran is a consultant of the Company doing business as AR Logic, Inc., a consulting firm owned by Arik Zoran, Mr. Citronowicz's brother. On March 1, 2013 the Company amended the Consulting Services Agreement dated January 2011, extending the term of the existing agreement until December 31, 2014. The agreement shall automatically renew for additional one year periods, unless either party gives written notice of its desire not to renew at least one year prior to the expiration of the initial Term or renewal term. The agreement with AR Logic provides for a monthly retainer for engineering support for our existing generator product line and a separate hourly based fee structure for additional consulting related to new product lines. AR Logic has a royalty contract with us related to the creation and design of proprietary technology that is used in some of our generators. AR Logic was paid consulting fees of approximately $76,662 and $178,410 during the six months ended June 30, 2016 and 2015, respectively.

A second relative of Mr. Citronowicz is considered a related party. Yechiel Tsitrinovich is also a brother of Mr. Citronowicz, and acts as a consultant to the Company related to research and development of certain products. Mr. Tsitrinovich has a royalty contract with us related to the creation and design of a proprietary technology that is used in some of our generators. On June 6, 2016, the Company notified Mr. Tsitrinovich of our intent to terminate his contract effective January 31, 2017. Mr. Tsitrinovich was paid a combination of consulting fees and royalties on previous product designs approximating $36,798 and $38,817 during the six months ended June 30, 2016 and 2015, respectively.

NOTE 11. LONG TERM DEBT

On June 28, 2016, the Company entered into a transaction with Bank of Tampa, a Florida banking corporation ("Lender") wherein Lender amended the terms of a mortgage loan ("the Loan") originally executed on March 20, 2014 with a principal amount of $3,592,000. The Initial Maturity Date of the Loan was extended to July 20, 2019 from March 19, 2017, and the Extended Maturity Date was amended to July 20, 2024 from March 20, 2022. In addition, the Lender released as collateral to the Loan, the Company's working capital accounts in exchange for a negative covenant limited to $2,000,000 of the aggregate indebtedness secured by these accounts.

The obligations under the Loan are secured by a first mortgage and security interest in the Company's Clearwater, Florida facility. In addition, the Company has pledged an interest in a certificate of deposit in the amount of $779,000 as additional collateral. The amount of the additional collateral required declines on a pro rata basis as principal is paid.

Borrowings under the Loan bear interest at LIBOR plus 3.5%, with a fixed monthly principal payment of $19,956. The interest rate at June 30, 2016 was 3.965%.

The Loan documents contain customary financial covenants, including a covenant that the Company maintains a minimum liquidity of $750,000. Should we desire to extend the Loan beyond July 20, 2019, we must maintain a Debt Service Coverage Ratio for each of the preceding four quarters of not less than 1.0 to 1.0.

NOTE 12. GEOGRAPHIC AND PRODUCT LINE INFORMATION

International sales represented approximately 16.6% and 15.9% of total revenues for the three and six months ended June 30, 2016, respectively, as compared with 13.2% and 13.9% of total revenues for the three and six months ending June 30, 2015.

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015

Sales by Domestic and International (in 000's)
Domestic	$7,757	$6,312	$14,364	$11,537
International	1,538	962	2,706	1,865

Total	$9,295	$7,274	$17,070	$13,402

Although we have only one reporting segment, management analyzes revenue and other operating metrics across three operating categories.

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015

Sales by Operating Category (in 000's)
Core	$6,881	$6,407	$13,359	$11,932
OEM	1,648	697	2,589	1,017
J-Plasma	766	170	1,122	453

Total	$9,295	$7,274	$17,070	$13,402

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

In March, 2015, the Company closed an underwritten public offering of a total 5,218,749 shares of common stock, par value $0.001 per share at a price to the public of $2.50 per share, resulting in net proceeds of approximately $11.5 million, after deducting underwriting discounts and commissions and estimated offering expenses. The Company intends to use the proceeds from the offering for operating costs, capital expenditures and for general corporate purposes, including working capital. Craig-Hallum Capital Group LLC ("Craig-Hallum") acted as the sole managing underwriter for the offering.

Concurrently with the underwriting, the Company closed on the transactions contemplated under the exchange agreement with certain investors (the "Investors") with respect to which Great Point Partners, LLC acts as investment manager. Pursuant to the terms of the Exchange Agreement, the Company issued 3,588,139 shares of the Company's Series B Convertible Preferred Stock (the "Series B Preferred Stock") in exchange for 3,500,000 shares of the Company's Series A 6% Convertible Preferred Stock and warrants to purchase up to 5,250,000 shares of our common stock in the aggregate which were previously issued in conjunction with the sale of the Company's Series A 6% Convertible Preferred Stock to the Investors in a December 13, 2013 offering, as well as accrued and unpaid preferred dividends. At June 30, 2016, the Series B Preferred Stock is convertible into an aggregate of 3,951,278 shares of the Company's common stock.

The majority of our products currently are marketed through medical distributors, which distribute to more than 6,000 hospitals and to doctors and other healthcare facilities. New distributors are contacted through responses to our advertising in international and domestic medical journals and our presence at domestic and international trade shows.

International sales represented approximately 16.6% and 15.9% of total revenues for the three and six months ended June 30, 2016, as compared with 13.2% and 13.9% of total revenues for the three and six months ending June 30, 2015. Management estimates our products have been sold in more than 150 countries through local dealers coordinated by sales and marketing personnel at our Clearwater, Florida facility. International sales of the company have remained flat, which management attributes to a stronger dollar relative to foreign currencies. In the Middle East and some Latin American countries, lower oil prices negatively impact government funded healthcare, and political and civil unrest in some countries make those markets increasingly volatile and unpredictable.

During 2014, we commenced full scale commercialization efforts for J-Plasma. As of June 30, 2016, we had a direct sales force consisting of 15 field-based selling positions, and that, coupled with our independent manufacturer's representatives, gives us a total sales force of 42. This is a hospital focused selling organization with its focus on the use of J-Plasma for operating room procedures. On June 30, 2016 the Company entered into a Sales Channel Partnership agreement with Arteriocyte Medical Systems, Inc. to sell J-Plasma to Arteriocyte's network of Plastic Surgeons. As part of our agreement, Arteriocyte agreed to purchase an initial order of ten generators to equip their sales force to use for demonstration purposes. In addition, we have invested in training programs and marketing-related activities to support accelerated adoption of J-Plasma.

The Company continuously reviews and refines its marketing strategies and distribution channels, including new sales channel partnerships, regarding the commercialization of J-Plasma technology as well as initiatives to manage expenses and costs as appropriate for market conditions.

We strongly encourage investors to visit our website: www.boviemedical.com to view the most current news and to review our filings with the Securities and Exchange Commission.

Results of Operations –Three and Six Months Ended June 30, 2016 Compared to Three and Six Months Ended June 30, 2015

Sales

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015

Sales by Product Line (in 000's)
Electrosurgical	$5,078	$4,380	$9,330	$8,119
Cauteries	1,720	1,756	3,554	3,282
Other	2,497	1,138	4,186	2,001

Total	$9,295	$7,274	$17,070	$13,402

Sales by Domestic and International (in 000's)
Domestic	$7,757	$6,312	$14,364	$11,537
International	1,538	962	2,706	1,865

Total	$9,295	$7,274	$17,070	$13,402

Sales by Operating Category (in 000's)
Core	$6,881	$6,407	$13,359	$11,932
OEM	1,648	697	2,589	1,017
J-Plasma	766	170	1,122	453

Total	$9,295	$7,274	$17,070	$13,402

Sales for the three and six months ended June 30, 2016 were 27.8% and 27.4% higher than the same respective periods in 2015. For the six months ended June 30, 2016, Core, OEM and J-Plasma sales were 12.0%, 155%, and 147% higher, respectively than the same six month period in 2015.

Core sales benefitted from increased demand from existing customers, growth in our animal health business, and new product offerings. OEM grew from a combination of new and expanded contracts. J-Plasma sales growth reflects continued market adoption and our channel partnership with Arteriocyte.

Our ten largest customers accounted for approximately 56.2% and 57.1% of revenues for the six months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016, McKesson and NDC accounted for 16.5% and 9.6% of our sales, while for the same six month period ended in 2015, McKesson and NDC accounted for 17.7% and 13.2% of our sales, respectively.

Gross Profit

	Three Months Ended				Six Months Ended
	June 30,		Percent of sales		June 30,		Percent of sales
	2016	2015	2016	2015	2016	2015	2016	2015

(in thousands)

Cost of sales	$4,595	4,134	49.4%	56.8%	$9,048	7,588	53.0%	56.6%

Gross profit	$4,700	3,140	50.6%	43.2%	$8,022	5,814	47.0%	43.4%

Gross profit increased as a percentage of sales by approximately 7.4% for the three month period ended June 30, 2016 and by approximately 3.6% for the six month period ended June 30, 2016 compared to the same respective periods in 2015. The increase in gross profit was attributable to product mix driven largely by increased sales of J-Plasma generators and OEM contracts.

We do not anticipate any material impact to our gross profit, material costs, or other costs as a result of the effect of inflation or any material impact of changing prices on net revenue.

Research and Development

	Three Months Ended				Six Months Ended
	June 30,		Percent of sales		June 30,		Percent of sales
	2016	2015	2016	2015	2016	2015	2016	2015

(in thousands)

Research and Development	$592	505	6.4%	6.9%	$1,259	951	7.4%	7.1%

Research and development costs increased 17.2% for the three month period ended June 30, 2016 and by 32.4% for the six month period ended June 30, 2016 compared to the same period in 2015. We have incurred increased spending on labor costs, consulting services and other costs as we continue to develop enhancements and complimentary items to our next generation of J-Plasma and core products.

Professional Fees

	Three Months Ended				Six Months Ended
	June 30,		Percent of sales		June 30,		Percent of sales
	2016	2015	2016	2015	2016	2015	2016	2015

(in thousands)

Professional services	$396	313	4.3%	4.3%	$753	644	4.4%	4.8%

Our professional fees increased 26.5% for the three month period ended June 30, 2016 and by 16.9% for the six month period ended June 30, 2016 compared to the same period in 2015. The increase was mainly attributable to consulting services.

Salaries and related costs

	Three Months Ended				Six Months Ended
	June 30,		Percent of sales		June 30,		Percent of sales
	2016	2015	2016	2015	2016	2015	2016	2015

(in thousands)

Salaries & related costs	$2,200	1,868	23.7%	25.7%	$4,300	3,821	25.2%	28.5%

Salaries and related costs increased 17.7% for the three month period ended June 30, 2016 and by 12.5% for the six month period ended June 30, 2016 compared to the same period in 2015. The increases were primarily a result of additional salaries, benefits and payroll taxes related in our direct sales force, human resources, quality, and research and development departments.

Selling, General & Administrative Expenses

	Three Months Ended				Six Months Ended
	June 30,		Percent of sales		June 30,		Percent of sales
	2016	2015	2016	2015	2016	2015	2016	2015

(in thousands)

SG & A costs	$2,022	2,002	21.8%	27.5%	$4,213	4,219	24.7%	31.5%

Selling, general and administrative costs increased 1.0% for the three month period ended June 30, 2016 and decreased slightly for the six month period ended June 30, 2016 compared to the same period in 2015. Increases in sales commissions, professional services, regulatory compliance and travel and entertainment expenses were offset by decreases in insurance expense.

Other Income (expense)

Interest Expense

	Three Months Ended				Six Months Ended
	June 30,		Percent of sales		June 30,		Percent of sales
	2016	2015	2016	2015	2016	2015	2016	2015

(in thousands)

Interest expense	$(50)	(39)	-0.5%	-0.5%	$(88)	(80)	-0.5%	-0.6%

Change in fair value of derivative liabilities	$41	90	0.4%	1.2%	$128	1,534	0.7%	11.4%

Change in Fair Value of Derivative Liabilities

At June 30, 2016, we had warrants valued at $139,275 and we recognized an aggregate gain of approximately $128,000 for the six months ended June 30, 2016 related to their change in value.

Income Taxes

We have not recorded a tax provision for the three months and six months ended June 30, 2016 as we have recorded a full valuation allowance against the net deferred tax assets with a finite life. A valuation allowance is required to be provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. Management evaluated the positive and negative evidence in determining the realizability of the net deferred tax asset. In determining the need for valuation allowance, we reviewed historic operating results, the current period operating results, as well as future income forecasts based on the projections, management concluded that it was not more likely that the Company should realize its net deferred tax assets through future operating results and the reversal of taxable temporary differences. If in the future we determine that we will be able to realize any of the net deferred tax assets, we will make adjustment to the valuation allowance, which would increase our income in the period that the determination is made.

Net Income (loss)

	Three Months Ended				Six Months Ended
	June 30,		Percent of sales		June 30,		Percent of sales
	2016	2015	2016	2015	2016	2015	2016	2015

(in thousands)

Net loss	$(519)	(1,497)	-5.6%	-20.6%	$(2,463)	(2,375)	-14.4%	-17.7%
Accretion on convertible preferred stock	--	--			--	(222)	--	-1.7%
Gain on conversion of warrants and preferred shares, net	--	--	--	--	$--	13,956	--	104.1%
Net income (loss) attributable to common shareholders	$(519)	(1,497)			(2,463)	11,359

A combination of increased sales and improved gross profit margins, coupled with a slowing of our operating expense increase, resulted in a reduced loss of operations compared to the prior year quarter ended June 30, 2015.

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

Reliance on Collaborative, Manufacturing and Selling Arrangements

We manufacture the majority of our products on our premises in Clearwater, Florida. Labor-intensive sub-assemblies and labor-intensive products may be out-sourced to our specifications. Although we sell through distributors, we market our products through national trade journal advertising, direct mail, distributor sales representatives and trade shows, under the Bovie name, the Bovie/Aaron name and private label. Major distributors include Cardinal Health, Independent Medical Co-Op Inc. (IMCO), McKesson Medical Surgical, Inc., Medline, National Distribution and Contracting Inc. (NDC), and Owens & Minor. If any of these distributor relationships are terminated or not replaced, our revenue from the territories served by these distributors could be adversely affected.

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

Liquidity and Capital Resources

Our working capital at June 30, 2016 was approximately $15.9 million, a decrease of by approximately $2.0 million when compared to December 31, 2015. Accounts receivable days of sales outstanding were 43.4 days and 35.7 days at June 30, 2016 and 2015, respectively. The number of day's worth of sales in inventory, which is the total inventory available for production divided by the 12 month average cost of materials, remained steady at 167 days equating to an inventory turn ratio of 2.0 at June 30, 2016 and June 30, 2015, respectively.

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

We used cash in operations of approximately $2.4 million for the six months ended June 30, 2016, compared to cash used in operations of approximately $4.1 million for the same period in 2015, a decrease of cash used in operations of approximately $1.7 million which was largely attributable to the change in value of derivative liabilities and working capital.

During the six month period ended June 30, 2016, we used approximately $41,000 for the purchase of property and equipment as compared to purchases amounting to approximately $462,000 for the same period in 2015.

Cash used in financing activities for the six month period ended June 30, 2016 of approximately $60,000 was attributable to the reduction of mortgage note payable. Cash provided by financing activities for the six month period ended June 30, 2015 of approximately $12.9 million was attributable to the proceeds from the public offering and the exercise of warrants.

On June 28, 2016, the Company entered into a transaction with Bank of Tampa, a Florida banking corporation ("Lender") wherein Lender amended the terms of a mortgage loan ("the Loan") originally executed on March 20, 2014 with a principal amount of $3,592,000. The Initial Maturity Date of the Loan was extended to July 20, 2019 from March 19, 2017, and the Extended Maturity Date was amended to July 20, 2024 from March 20, 2022. In addition, the Lender released as collateral to the Loan the Company's working capital accounts in exchange for a negative covenant, limiting the aggregate indebtedness secured by these accounts.

The obligations under the Loan are secured by a first mortgage and security interest in the Company's Clearwater, Florida facility. In addition, the Company has pledged an interest in a certificate of deposit in the amount of $779,000 as additional collateral. The amount of the additional collateral required declines on a pro rata basis as principal is paid.

Borrowings under the Loan bear interest at LIBOR plus 3.5%, with a fixed monthly principal payment of $19,956. The interest rate at June 30, 2016 was 3.965%.

The Loan documents contain customary financial covenants, including a covenant that the Company maintains a minimum liquidity of $750,000. Should we desire to extend the Loan beyond July 20, 2019, we must maintain a Debt Service Coverage Ratio for each of the preceding four quarters of not less than 1.0 to 1.0.

Our future contractual obligations for agreements with initial terms greater than one year and agreements to purchase materials in the normal course of business are summarized as follows (in thousands):

	Year Ending December 31,
Description	2016	2017	2018	2019	Thereafter
Purchase commitments	$3,482	$-	$-	$-	$-
Mortgage debt	239	239	239	2,336	-
Total	$3,721	$239	$239	$2,336	$-

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

Stock-based compensation

Under our stock option plan, options to purchase common shares of the Company may be granted to key employees, officers and directors of the Company and non-employees by the Board of Directors. The Company accounts for stock options in accordance with FASB ASC Topic 718-10-10, with compensation expense amortized over the vesting period based on the trinomial lattice option-pricing model fair value on the grant date, which includes a number of estimates that affect the amount of our expense.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our short-term investments consist of cash and cash equivalents. As such we do not believe we are exposed to significant interest rate risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. If a 10% change in interest rates were to have occurred on June 30, 2016, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of June 30, 2016. Based upon that evaluation, our CEO and CFO concluded that, as of the end of that period, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f)) during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1*	Amendment No. 1 to Employment Agreement of Jack McCarthy.

10.2**	First Amendment to Loan Agreement with the Bank of Tampa.

10.3**	Amended and restated Promissory Note.

10.4**	Mortgage and Modification Agreement with the Bank of Tampa.

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

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Financial Statements from the Quarterly Report on Form 10-Q of Bovie Medical Corporation for the three months ended June 30, 2016, filed on August 2, 2016, formatted in XBRL.

_______________________

*	Incorporated by reference for Registrant's Report on Form 8-K filed with the Commission April 24, 2016.

**	Incorporated by reference for Registrant's Report on Form 8-K filed with the Commission on July 5, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bovie Medical Corporation

Dated: August 2, 2016	By:	/s/ Robert L. Gershon
Robert L. Gershon
Chief Executive Officer
(Principal Executive Officer)

Dated: August 2, 2016	By:	/s/ Jay D. Ewers
Jay D. Ewers
Chief Financial Officer,
Treasurer, and Secretary
(Principal Financial Officer)

