Form 10-Q
period 2016-09-30
BOVIE MEDICAL Corp
filed 2016-10-27
CIK 719135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period from ____________ to ____________

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

The number of shares of the registrant's common stock $.001 par value outstanding as of October 24, 2016 was 27,373,668.

BOVIE MEDICAL CORPORATION

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BOVIE MEDICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

(in thousands)

Assets

	September 30,	December 31,
	2016	2015
	(Unaudited)

Current assets:

Cash and cash equivalents	$9,329	$11,805
Restricted cash	779	839
Trade accounts receivable, net	3,869	2,925
Inventories, net	5,930	5,957
Prepaid expenses and other current assets	564	516

Total current assets	20,471	22,042

Property and equipment, net	6,498	6,810
Brand name and trademark	1,510	1,510
Purchased technology and license rights, net	242	323
Goodwill	185	185
Deposits	123	123
Deferred tax asset	-	25
Other assets	119	430

Total assets	$29,148	$31,448

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

(CONTINUED) (in thousands)

Liabilities and Stockholders' Equity

	September 30,	December 31,
	2016	2015
	(Unaudited)

Current liabilities:
Accounts payable	$1,650	$1,214
Accrued payroll	216	321
Accrued vacation	454	228
Current portion of mortgage note payable	239	239
Accrued and other liabilities	1,666	2,119

Total current liabilities	4,225	4,121

Mortgage note payable, net of current portion	2,754	2,934
Notes payable	140	140
Deferred rent	14	18
Deferred tax liability	564	564
Derivative liabilities	822	267

Total liabilities	8,519	8,044

Stockholders' equity:
Series B convertible preferred stock, par value $.001; 3,588,139 issued and 1,975,639 outstanding as of September 30, 2016 and December 31, 2015.	2	2
Common stock, par value $.001 par value; 40,000,000 shares authorized; 27,285,297 issued and 27,142,218 outstanding as of September 30, 2016 and 27,194,251 issued and 27,051,172 outstanding as of December 31, 2015	27	27
Additional paid-in capital	43,512	42,859
Accumulated deficit	(22,912)	(19,484)

Total stockholders' equity	20,629	23,404

Total liabilities and stockholders' equity	$29,148	$31,448

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(UNAUDITED) (in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Sales	$10,063	$7,823	$27,133	$21,226
Cost of sales	5,001	4,594	14,049	12,183

Gross profit	5,062	3,229	13,084	9,043

Other costs and expenses:
Research and development	682	583	1,941	1,534
Professional services	292	427	1,045	1,070
Salaries and related costs	2,192	1,929	6,492	5,749
Selling, general and administrative	2,141	2,103	6,354	6,325

Total other costs and expenses	5,307	5,042	15,832	14,678

Loss from operations	(245)	(1,813)	(2,748)	(5,635)

Interest expense, net	(36)	(40)	(125)	(120)
Change in fair value of warrant liabilities, net	(683)	266	(555)	1,800
Total other income (expense), net	(719)	226	(680)	1,680

Loss before income taxes	(964)	(1,587)	(3,428)	(3,955)

Income tax benefit, net	--	--	--	(8)

Net loss	$(964)	$(1,587)	$(3,428)	$(3,963)

Accretion on convertible preferred stock	--	--	--	(222)
Gain on conversion of warrants and preferred shares, net	--	--	--	13,956
Net income (loss) attributable to common shareholders	$(964)	$(1,587)	$(3,428)	$9,771

Income (loss) per share
Basic	(0.04)	(0.06)	(0.13)	0.42
Diluted	(0.04)	(0.06)	(0.13)	0.31

Weighted average number of shares outstanding- basic	27,075	27,051	27,059	23,414
Weighted average number of shares outstanding - dilutive	27,075	27,051	27,059	26,346

The accompanying notes are an integral part of the consolidated financial statements.

 BOVIE MEDICAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(unaudited) (in thousands)

					Additional
	Preferred Stock		Common Stock		Paid-in
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total

December 31, 2015	1,976	$2	27,051	$27	$42,859	$(19,484)	$23,404

Warrants exercised	-	-	133	-	316	-	316

Options exercised	-	-	31	-	119	-	119

Stock based compensation	-	-	-	-	533	-	533

Stock swap to acquire options and warrants	-	-	(73)	-	(315)	-	(315)

Net loss	-	-	-	-	-	(3,428)	(3,428)

September 30, 2016	1,976	$2	27,142	$27	$43,512	$(22,912)	$20,629

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(unaudited) (in thousands)

	2016	2015
Cash flows from operating activities
Net loss	$(3,428)	$(3,963)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	556	631
Provision for (recovery of) inventory obsolescence	365	(42)
Gain on disposal of property and equipment, net	19	18
Stock based compensation	533	380
Non cash other (income) loss - warrants	555	(1,800)
Change in deferred tax asset	25	-
Changes in current assets and liabilities:
Trade receivables	(944)	(532)
Prepaid expenses	(48)	(23)
Inventories	(337)	(361)
Deposits and other assets	312	34
Accounts payable	436	788
Accrued and other liabilities	(337)	105
Net cash used in operating activities	(2,293)	(4,765)

Cash flows from investing activities
Purchases of property and equipment	(182)	(604)
Net cash used in investing activities	(182)	(604)

Cash flows from financing activities
Proceeds from stock options/warrants exercised	119	1,427
Change in restricted cash	60	60
Payments on mortgage note payable	(180)	(180)
Proceeds from issuance of common shares, net	-	11,531
Net cash provided by (used in) financing activities	(1)	12,838

Net change in cash and cash equivalents	(2,476)	7,469

Cash and cash equivalents, beginning of period	11,805	5,733

Cash and cash equivalents, end of period	$9,329	$13,202

Cash paid for:
Interest	$125	$120
Income taxes	$-	$-

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

Inventories at September 30, 2016 and December 31, 2015 were as follows (in thousands):

	September 30,	December 31,
	2016	2015

Raw materials	$5,333	$4,627
Work in process	544	483
Finished goods	1,650	2,080
Gross inventories	7,527	7,190
Less: reserve for obsolescence	(1,597)	(1,233)

Net inventories	$5,930	$5,957

NOTE 3. INTANGIBLE ASSETS

At September 30, 2016 and December 31, 2015, intangible assets consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015

Brand name and trademark (life indefinite)	$1,510	$1,510

Purchased technology (9-17 year lives)	1,441	1,441
Less: accumulated amortization	(1,199)	(1,118)
Purchased technology, net	$242	$323

With respect to our trademark and brand name, we continue to market products, release new products and product extensions and maintain and promote these trademarks and brand name in the marketplace through legal registration and such methods as advertising, medical education and trade shows. It is our belief that these trademarks and brand names will generate cash flow for an indefinite period of time. Therefore, we believe our trademarks and brand name intangible assets are not impaired as of September 30, 2016.

Amortization of intangibles, which is included in depreciation and amortization in the accompanying statements of cash flows, was approximately $81,000 during the nine month periods ended September 30, 2016 and 2015.

NOTE 4. NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on January 1, 2018. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the effect that ASU No. 2014-09 will have on our consolidated financial statements and related disclosures.

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842). The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. ASU 2016-02 is effective for public companies for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years. The guidance may be adopted prospectively or retrospectively and early adoption is permitted. The Company is currently assessing the impact the adoption of ASU 2016-02 will have on its consolidated financial statements.

In March 2016, FASB issued ASU No. 2016-09 Compensation-Stock Compensation - (Topic 718) Improvements to employee share-based payments accounting as part of simplicity initiatives. This update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. For us, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently assessing the impact the adoption of ASU 2016-09 will have on its consolidated financial statements.

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

The following represents a reconciliation of the changes in fair value of warrants measured at fair value using Level 3 inputs during the nine months ended September 30, 2016:

(in $ thousands)	2013 Placement Agent Warrants

Balance, December 31, 2015	$267

Change in fair value	555

Balance, September 30, 2016 (1)	$822

___________

(1)	The warrants are valued using a trinomial lattice valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in the model at September 30, 2016 included the market price of our common stock, an expected dividend yield of zero, expected term of December 31, 2017, expected volatility of our common stock over the expected life of the warrants of 80.8%, estimated based on a review of our historical volatility, and risk-free rates of return of 0.9% for the 2013 warrants based on constant maturity rates published by the U.S. Federal Reserve, applicable to the expected term of the warrants. We also take into consideration a probability assumption for anti-dilution.

NOTE 6. EARNINGS PER SHARE (in thousands, except EPS)

We compute basic earnings per share (“basic EPS”) by dividing the net income or loss by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding. The following table provides the computation of basic and diluted earnings per share for the three and nine month periods ending September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2016	2015	2016	2015
Numerator:
Net income (loss) available to common shareholders	$(964)	$(1,587)	$(3,428)	$9,771
Effect of dilutive securities
Derivative liability - warrants	$-	$-	$-	$(1,800)
Accretion on convertible preferred stock	-	-	-	222
Numerator for diluted income (loss) per common share	$(964)	$(1,587)	$(3,428)	$8,193

Denominator:
Weighted average shares used to compute basic income (loss) per common share	27,075	27,051	27,059	23,414
Effect of dilutive securities:
Derivative liability - warrants	-	-	-	54
Convertible preferred stock	-	-	-	2,862
Stock options	-	-	-	16
Denominator for diluted income (loss) per common share	27,075	27,051	27,059	26,346

Basic income (loss) per common share	$(0.04)	$(0.06)	$(0.13)	$0.42
Diluted income (loss) per common share	$(0.04)	$(0.06)	$(0.13)	$0.31

For the three and nine months ended September 30, 2016 and 2015, the potential conversion of Series B Preferred Stock into 3,951,278 shares of common stock was excluded from the computation of diluted earnings per share as the effect is anti-dilutive.

For the three and nine months ended September 30, 2016 and for the three months ended September 30, 2015, the change in the fair market valuation of the derivative liability was excluded in the computation of diluted earnings per share as the effect is anti-dilutive.

For the three and nine months ended September 30, 2016 and for the three months ended September 30, 2015, the exercise of warrants and options were excluded from the computation of fully diluted earnings per share because their effect was antidilutive. At September 30, 2016, 254,375 warrants and 2,780,876 options, exercisable into 1,062,592 common shares, were excluded from the computation of diluted earnings per share as the effect is anti-dilutive.

NOTE 7. STOCK-BASED COMPENSATION

Under our stock option plans, our board of directors may grant options to purchase common shares to our key employees, officers, non-employees, directors and consultants. We account for stock options in accordance with FASB ASC Topic 718, Compensation – Stock Compensation, with option expense amortized over the vesting period based on the trinomial lattice option-pricing model fair value on the grant date, which includes a number of estimates that affect the amount of our expense. During the nine months ended September 30, 2016, we expensed approximately $533,000 in stock-based compensation.

Activity in our stock options during the period ended September 30, 2016 was as follows:

	Number of	Weighted
	Options	Average
	(in thousands)	Exercise Price

Outstanding at December 31, 2015	3,131	$3.38
Granted	786	$1.76
Exercised	(31)	3.81
Cancelled	(68)	3.35
Outstanding at September 30, 2016	3,818	$3.02

The grant date fair value of options granted during the first nine months of 2016 were estimated on the grant date using a trinomial lattice option-pricing model and the following assumptions: expected volatility of 49.5%, expected term of between 5-8 years, risk-free interest rate of 1.5%, and expected dividend yield of 0%.

On June 30, 2016, the Company entered into a sales channel partnership agreement with Arteriocyte LLC. As part of the agreement, Arteriocyte was granted 240,000 ten-year options with a four year performance based vesting schedule and an exercise price of $1.64 per option.

Expected volatility is based on the average of the historical volatility of the Company's stock over the expected term of the options. The risk-free rate is based on the rate of U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the options. The Company uses historical data to estimate pre-vesting forfeiture rates.

NOTE 8. INCOME TAXES

The Company’s income tax provision was $0 with an effective tax rate of 0% for the three and nine months ended September 30, 2016. The Company’s effective tax rate differs from the statutory rate primarily due to the valuation allowance on the Company’s net deferred tax assets with finite life.

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

For the three and nine months ended September 30, 2016, we do not believe we had any significant uncertain tax positions nor did we have any interest or penalties related to any significant uncertain tax positions.

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

The following is a schedule of approximate future minimum lease payments under operating leases having remaining terms in excess of one year as of September 30, 2016 for the calendar years ending December 31, 2016 and thereafter (in thousands):

2016	$47
2017	113
2018	117
2019	59
Total	$336

Rent expense approximated $57,720 and $140,000 for the three and nine month periods ending September 30, 2016 and $25,075 and $78,000 for the three and nine month periods ending September 30, 2015, respectively.

Other future contractual obligations for other agreements with initial terms greater than one year and agreements to purchase materials in the normal course of business are summarized as follows (in thousands):

	Year Ending December 31,
Description	2016	2017	2018	2019	Thereafter
Purchase commitments	$3,617	$-	$-	$-	$-
Mortgage debt	239	239	239	2,276	-
Total	$3,856	$239	$239	$2,276	$-

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

Concentrations

Our ten largest customers accounted for approximately 56.9% and 57.8% of revenues for the nine months ended September 30, 2016 and 2015, respectively.

NOTE 10. RELATED PARTY TRANSACTIONS

Several relatives of Nikolay Shilev, Bovie Bulgaria's Managing Director, are considered related parties. Teodora Shileva, Mr. Shilev's spouse is an employee of the Company working in the accounting department in Bovie Bulgaria. Antoaneta Dimitrova Shileva-Toromanova, Mr. Shilev's sister, is the Manager of Production and Human Resources in Bovie Bulgaria. Svetoslav Shilev, Mr. Shilev's son is an Engineer in the Quality Assurance department in Bulgaria.

A relative of Moshe Citronowicz, Bovie's Senior Vice President, is considered a related party. Arik Zoran is a consultant of the Company doing business as AR Logic, Inc., a consulting firm owned by Arik Zoran, Mr. Citronowicz's brother. On March 1, 2013 the Company amended the Consulting Services Agreement dated January 2011, extending the term of the existing agreement until December 31, 2014. The agreement shall automatically renew for additional one year periods, unless either party gives written notice of its desire not to renew at least one year prior to the expiration of the initial Term or renewal term. The agreement with AR Logic provides for a monthly retainer for engineering support for our existing generator product line and a separate hourly based fee structure for additional consulting related to new product lines. AR Logic has a royalty contract with us related to the creation and design of proprietary technology that is used in some of our generators. AR Logic was paid consulting fees of approximately $81,000 and $158,000 for the three and nine month periods ending September 30, 2016 and $63,000 and $241,000 for the three and nine month periods ending September 30, 2015, respectively.

A second relative of Mr. Citronowicz is considered a related party. Yechiel Tsitrinovich is also a brother of Mr. Citronowicz, and acts as a consultant to the Company related to research and development of certain products. Mr. Tsitrinovich has a royalty contract with us related to the creation and design of a proprietary technology that is used in some of our generators. On June 6, 2016, the Company notified Mr. Tsitrinovich of our intent to terminate his contract effective January 31, 2017. Mr. Tsitrinovich was paid a combination of consulting fees and royalties on previous product designs approximating $22,000 and $59,000 for the three and nine month periods ending September 30, 2016 and $19,000 and $58,000 for the three and nine month periods ending September 30, 2015, respectively.

NOTE 11. LONG TERM DEBT

On June 28, 2016, the Company entered into a transaction with Bank of Tampa, a Florida banking corporation (“Lender”) wherein Lender amended the terms of a mortgage loan (“the Loan”) originally executed on March 20, 2014 with a principal amount of $3,592,000. The Initial Maturity Date of the Loan was extended to July 20, 2019 from March 19, 2017, and the Extended Maturity Date was amended to July 20, 2024 from March 20, 2022. In addition, the Lender released as collateral to the Loan, the Company’s working capital accounts in exchange for a negative covenant limited to $2,000,000 of the aggregate indebtedness secured by these accounts.

The obligations under the Loan are secured by a first mortgage and security interest in the Company’s Clearwater, Florida facility. In addition, the Company has pledged an interest in a certificate of deposit in the amount of $779,000 as additional collateral. The amount of the additional collateral required declines on a pro rata basis as principal is paid.

Borrowings under the Loan bear interest at LIBOR plus 3.5%, with a fixed monthly principal payment of $19,956. The interest rate at September 30, 2016 was 4.025%.

The Loan documents contain customary financial covenants, including a covenant that the Company maintains a minimum liquidity of $750,000. Should we desire to extend the Loan beyond July 20, 2019, we must maintain a Debt Service Coverage Ratio for each of the preceding four quarters of not less than 1.0 to 1.0.

NOTE 12. GEOGRAPHIC AND PRODUCT LINE INFORMATION

International sales represented approximately 13.2% and 14.9% of total revenues for the three and nine months ended September 30, 2016, respectively, as compared with 13.5% and 13.3% of total revenues for the three and nine months ending September 30, 2015.

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015

Sales by Domestic and International (in 000's)
Domestic	$8,730	$6,767	$23,094	$18,395
International	1,333	1,056	4,039	2,831

Total	$10,063	$7,823	$27,133	$21,226

Although we have only one reporting segment, management analyzes revenue and other operating metrics across three operating categories.

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015

Sales by Operating Category (in 000's)
Core	$6,902	$6,641	$20,261	$18,573
OEM	1,762	677	4,351	1,695
J-Plasma	1,399	505	2,521	958

Total	$10,063	$7,823	$27,133	$21,226

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

We are an energy-based medical device company specializing in developing, manufacturing, and marketing a range of electrosurgical products and technologies, as well as related medical products used in doctor’s offices, surgery centers and hospitals worldwide. Our medical devices are marketed through Bovie’s own well-respected brands (Bovie®, J-Plasma®, IDS™ and ICON™) and on a private label basis to distributors throughout the world. The Company also leverages its expertise in the design, development and manufacturing of electrosurgical equipment by producing equipment for large, well-known medical device manufacturers as well as emerging medical start-ups, through original equipment manufacturing (OEM) agreements.

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

On March 17, 2015, we closed our underwritten public offering of 4,800,000 shares of common stock, par value $0.001 per share at a price to the public of $2.50 per share, resulting in net proceeds of approximately $10.6 million, after deducting underwriting discounts and commissions and estimated offering expenses. We are using the proceeds from the offering for operating costs, capital expenditures and for general corporate purposes, including working capital. Craig-Hallum acted as the sole managing underwriter for the offering.

On March 31, 2015 Craig-Hallum exercised a portion of its over-allotment option to purchase an additional 418,749 shares of common stock at an aggregate price of $2.50 per share, resulting in net proceeds of approximately $900,000. After closing of the over-allotment, the total number of shares sold by the Company in the offering was 5,218,749.

Concurrently with the underwriting, the Company closed on the transactions contemplated under the exchange agreement with certain investors (the “Investors”) with respect to which Great Point Partners, LLC acts as investment manager. Pursuant to the terms of the Exchange Agreement, the Company issued 3,588,139 shares of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”) in exchange for 3,500,000 shares of the Company’s Series A 6% Convertible Preferred Stock and warrants to purchase up to 5,250,000 shares of our common stock in the aggregate which were previously issued in conjunction with the sale of the Company’s Series A 6% Convertible Preferred Stock to the Investors in a December 13, 2013 offering, as well as accrued and unpaid preferred dividends. At September 30, 2016, the 1,975,639 outstanding shares of Series B Preferred Stock are convertible into an aggregate of 3,951,278 shares of the Company’s common stock.

The majority of our products currently are marketed through medical distributors, which distribute to more than 6,000 hospitals and to doctors and other healthcare facilities. New distributors are contacted through responses to our advertising in international and domestic medical journals and our presence at domestic and international trade shows.

International sales represented approximately 13.2% and 14.9% of total revenues for the three and nine months ended September 30, 2016, respectively, as compared with 13.5% and 13.3% of total revenues for the three and nine months ending September 30, 2015. Management estimates our products have been sold in more than 150 countries through local dealers coordinated by sales and marketing personnel at our Clearwater, Florida facility. Despite an increase in sales, international sales have felt the downward pressure of a strong dollar coupled with weak oil prices. In the Middle East and some Latin American countries, lower oil prices negatively impact government funded healthcare, and political and civil unrest in some countries make those markets increasingly volatile and unpredictable.

During 2014, we commenced full scale commercialization efforts for J-Plasma. As of September 30, 2016, we had a direct sales force consisting of 14 field-based selling positions, and that, coupled with our independent manufacturer’s representatives, gives us a total sales force of 42. This is a hospital focused selling organization with its focus on the use of J-Plasma for operating room procedures.

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

Results of Operations –Three and Nine Months Ended September 30, 2016 Compared to Three and Nine Months Ended September 30, 2015

Sales

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015

Sales by Product Line (in 000's)
Electrosurgical	$5,690	$4,371	$15,020	$12,162
Cauteries	1,863	1,730	5,417	5,012
Other	2,510	1,722	6,696	4,052

Total	$10,063	$7,823	$27,133	$21,226

Sales by Domestic and International (in 000's)
Domestic	$8,730	$6,767	$23,094	$18,395
International	1,333	1,056	4,039	2,831

Total	$10,063	$7,823	$27,133	$21,226

Sales by Operating Category (in 000's)
Core	$6,902	$6,641	$20,261	$18,573
OEM	1,762	677	4,351	1,695
J-Plasma	1,399	505	2,521	958

Total	$10,063	$7,823	$27,133	$21,226

Sales for the three and nine months ended September 30, 2016 were 28.6% and 27.8% higher than the same respective periods in 2015. For the nine months ended September 30, 2016, Core, OEM and J-Plasma sales were 9.1%, 156.7%, and 163.2% higher, respectively than the same nine month period in 2015.

Core sales benefitted from increased demand from existing customers, growth in our animal health business, and new product offerings. OEM grew from a combination of new and expanded contracts. J-Plasma sales growth reflects continued market adoption and our sales channel partnerships.

Our ten largest customers accounted for approximately 56.9% and 57.8% of revenues for the nine months ended September 30, 2016 and 2015, respectively.

Gross Profit

	Three Months Ended				Nine Months Ended
	September 30,		Percent of sales		September 30,		Percent of sales
	2016	2015	2016	2015	2016	2015	2016	2015

(in thousands)

Cost of sales	$5,001	4,594	49.7%	58.7%	$14,049	12,183	51.8%	57.4%

Gross profit	$5,062	3,229	50.3%	41.3%	$13,084	9,043	48.2%	42.6%

Gross profit increased as a percentage of sales by approximately 9.0% for the three month period ended September 30, 2016 and by approximately 5.6% for the nine month period ended September 30, 2016 compared to the same respective periods in 2015. The increase in gross profit was attributable to product mix driven largely by increased sales of J-Plasma generators and OEM contracts.

We do not anticipate any material impact to our gross profit, material costs, or other costs as a result of the effect of inflation or any material impact of changing prices on net revenue.

Research and Development

	Three Months Ended				Nine Months Ended
	September 30,		Percent of sales		September 30,		Percent of sales
	2016	2015	2016	2015	2016	2015	2016	2015

(in thousands)

Research and Development	$682	583	6.8%	7.5%	$1,941	1,534	7.2%	7.2%

Research and development costs increased 17.0% for the three month period ended September 30, 2016 and by 21.0% for the nine month period ended September 30, 2016 compared to the same period in 2015. We have incurred increased spending on labor costs, consulting services and other costs as we continue to invest in new product development, and enhancements and complimentary items to our next generation of J-Plasma and core products.

Professional Fees

	Three Months Ended				Nine Months Ended
	September 30,		Percent of sales		September 30,		Percent of sales
	2016	2015	2016	2015	2016	2015	2016	2015

(in thousands)

Professional services	$292	427	2.9%	5.5%	$1,045	1,070	3.9%	5.0%

Our professional fees decreased 31.6% for the three month period ended September 30, 2016 and by 2.3% for the nine month period ended September 30, 2016 compared to the same period in 2015. The decrease was mainly attributable to fees incurred in 2015 related to the acquisition of Bovie Bulgaria.

Salaries and related costs

	Three Months Ended				Nine Months Ended
	September 30,		Percent of sales		September 30,		Percent of sales
	2016	2015	2016	2015	2016	2015	2016	2015

(in thousands)

Salaries & related costs	$2,192	1,929	21.8%	24.7%	$6,492	5,749	23.9%	27.1%

Salaries and related costs increased 13.6% for the three month period ended September 30, 2016 and by 12.9% for the nine month period ended September 30, 2016 compared to the same period in 2015. The increases were primarily a result of additional salaries, benefits and payroll taxes related to our direct sales force, human resources, quality, and research and development departments.

Selling, General & Administrative Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Percent of sales		September 30,		Percent of sales
	2016	2015	2016	2015	2016	2015	2016	2015

(in thousands)

SG & A costs	$2,141	2,103	21.3%	26.9%	$6,354	6,325	23.4%	29.8%

Selling, general and administrative costs increased 1.8% for the three month period ended September 30, 2016 and 0.5% for the nine month period ended September 30, 2016 compared to the same period in 2015. Increases in sales commissions, advertising and marketing, computer supplies offset by decreases in travel and entertainment, and the suspension of the U.S. medical device excise tax.

Other Income (expense)

Interest Expense

	Three Months Ended				Nine Months Ended
	September 30,		Percent of sales		September 30,		Percent of sales
	2016	2015	2016	2015	2016	2015	2016	2015

(in thousands)

Interest expense	$(36)	(40)	-0.4%	-0.5%	$(125)	(120)	-0.5%	-0.6%

Change in fair value of derivative liabilities	$(683)	266	-6.8%	3.4%	$(555)	1,800	-2.0%	8.5%

Change in Fair Value of Derivative Liabilities

At September 30, 2016, we had outstanding warrants valued at $822,649 and we recognized an aggregate loss of approximately $555,000 for the nine months ended September 30, 2016 related to their change in value.

Income Taxes

We have not recorded a tax provision for the three and nine months ended September 30, 2016 as we have recorded a full valuation allowance against the net deferred tax assets with a finite life. A valuation allowance is required to be provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. Management evaluated the positive and negative evidence in determining the realizability of the net deferred tax asset. In determining the need for valuation allowance, we reviewed historic operating results, the current period operating results, as well as future income forecasts based on the projections, management concluded that it was not more likely that the Company should realize its net deferred tax assets through future operating results and the reversal of taxable temporary differences. If in the future we determine that we will be able to realize any of the net deferred tax assets, we will make adjustment to the valuation allowance, which would increase our income in the period that the determination is made.

Net Income (loss)

	Three Months Ended				Nine Months Ended
	September 30,		Percent of sales		September 30,		Percent of sales
	2016	2015	2016	2015	2016	2015	2016	2015

(in thousands)

Net loss	$(964)	(1,587)	-9.6%	-20.3%	$(3,428)	(3,963)	-12.6%	-18.7%
Accretion on convertible preferred stock	--	--			--	(222)	--	-1.0%
Gain on conversion of warrants and preferred shares, net	--	--	--	--	$--	13,956	--	65.7%
Net income (loss) attributable to common shareholders	$(964)	(1,587)			(3,428)	9,771

A combination of increased sales and improved gross profit margins, coupled with a slowing of the increase in our operating expense, resulted in a reduced loss from operations as compared to the prior year quarter ended September 30, 2015.

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

Reliance on Collaborative, Manufacturing and Selling Arrangements

We manufacture the majority of our products on our premises in Clearwater, Florida. Labor-intensive sub-assemblies and labor-intensive products may be out-sourced to our specifications. Although we sell through distributors, we market our products through national trade journal advertising, direct mail, distributor sales representatives and trade shows, under the Bovie name and private label. Major distributors include Cardinal Health, Independent Medical Co-Op Inc. (IMCO), McKesson Medical Surgical, Inc., Medline, National Distribution and Contracting Inc. (NDC), Henry Schein and Owens & Minor. If any of these distributor relationships are terminated or not replaced, our revenue from the territories served by these distributors could be adversely affected.

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

Liquidity and Capital Resources

Our working capital at September 30, 2016 was approximately $16.2 million, a decrease of approximately $1.7 million when compared to December 31, 2015. Accounts receivable days of sales outstanding were 41.1 days and 37.9 days at September 30, 2016 and 2015, respectively. The number of days worth of sales in inventory, which is the total inventory available for production divided by the 12 month average cost of materials, decreased 17 days to 151 days equating to an inventory turn ratio of 2.3 at September 30, 2016 from 168 days and an inventory turn ratio of 1.6 at September 30, 2015. The lower number of days worth of sales is mainly due to reduced inventory levels year over year as we converted existing raw material inventories into finished goods and sold through that inventory.

On March 17, 2015, we closed our underwritten public offering of 4,800,000 shares of common stock, par value $0.001 per share at a price to the public of $2.50 per share, resulting in net proceeds of approximately $10.6 million, after deducting underwriting discounts and commissions and estimated offering expenses. We are using the proceeds from the offering for operating costs, capital expenditures and for general corporate purposes, including working capital. Craig-Hallum acted as the sole managing underwriter for the offering.

On March 31, 2015 Craig-Hallum exercised a portion of its over-allotment option to purchase an additional 418,749 shares of common stock at an aggregate price of $2.50 per share, resulting in net proceeds of approximately $900,000. After closing of the over-allotment, the total number of shares sold by the Company in the offering was 5,218,749.

We used cash in operations of approximately $2.3 million for the nine months ended September 30, 2016, compared to cash used in operations of approximately $4.8 million for the same period in 2015, a decrease of cash used in operations of approximately $2.5 million which was largely attributable to the change in value of derivative liabilities and working capital.

During the nine month period ended September 30, 2016, we used approximately $182,000 for the purchase of property and equipment as compared to purchases amounting to approximately $604,000 for the same period in 2015.

Cash used in financing activities for the nine month period ended September 30, 2016 of $1,000 was attributable to the reduction of mortgage note payable, offset by proceeds from the exercise of warrants and the release of restricted cash. Cash provided by financing activities for the nine month period ended September 30, 2015 of approximately $12.8 million was attributable to the proceeds from the public offering and the exercise of warrants.

On June 28, 2016, the Company entered into a transaction with Bank of Tampa, a Florida banking corporation (“Lender”) wherein Lender amended the terms of a mortgage loan (“the Loan”) originally executed on March 20, 2014 with a principal amount of $3,592,000. The Initial Maturity Date of the Loan was extended to July 20, 2019 from March 19, 2017, and the Extended Maturity Date was amended to July 20, 2024 from March 20, 2022. In addition, the Lender released as collateral to the Loan the Company’s working capital accounts in exchange for a negative covenant, limiting the aggregate indebtedness secured by these accounts.

The obligations under the Loan are secured by a first mortgage and security interest in the Company’s Clearwater, Florida facility. In addition, the Company has pledged an interest in a certificate of deposit in the amount of $779,000 as additional collateral. The amount of the additional collateral required declines on a pro rata basis as principal is paid.

Borrowings under the Loan bear interest at LIBOR plus 3.5%, with a fixed monthly principal payment of $19,956. The interest rate at September 30, 2016 was 4.025%.

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

Our future contractual obligations for agreements with initial terms greater than one year and agreements to purchase materials in the normal course of business are summarized as follows (in thousands):

	Year Ending December 31,
Description	2016	2017	2018	2019	Thereafter
Purchase commitments	$3,617	$-	$-	$-	$-
Mortgage debt	239	239	239	2,276	-
Total	$3,856	$239	$239	$2,276	$-

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For our disclosures about market risk, please see Part II, Item 7A., "Quantitative and Qualitative Disclosures about Market Risk," in our Annual Report on Form 10-K for the year ended December 31, 2015. We believe there have been no material changes to the information provided therein.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of September 30, 2016. Based upon that evaluation, our CEO and CFO concluded that, as of the end of that period, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f)) during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Financial Statements from the Quarterly Report on Form 10-Q of Bovie Medical Corporation for the three months ended September 30, 2016, filed on October 27, 2016, formatted in XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bovie Medical Corporation

Dated: October 27, 2016	By:	/s/ Robert L. Gershon
Robert L. Gershon
Chief Executive Officer
(Principal Executive Officer)

Dated: October 27, 2016	By:	/s/ Jay D. Ewers
Jay D. Ewers
Chief Financial Officer,
Treasurer, and Secretary
(Principal Financial Officer)

