Form 10-K/A
period 2013-12-31
BOVIE MEDICAL Corp
filed 2016-10-31
CIK 719135

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

Company Symbol-BVX
Company SIC (Standard Industrial Code)-3841

DOCUMENTS INCORPORATED BY REFERENCE

None.
EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to Bovie Medical Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 is being filed solely for the purpose of including the auditor’s consent which was inadvertently omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Clearwater, Florida on October 31, 2016.

Bovie Medical Corporation

By:	/s/ Robert L. Gershon
Robert L. Gershon
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Jay D. Ewers
Jay D. Ewers
Chief Financial Officer,
Treasurer, and Secretary
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number

23.1*                      Consent of Kingery & Crouse, PA

*           Filed herewith