Form 10-K/A
period 2015-12-31
BOVIE MEDICAL Corp
filed 2016-10-31
CIK 719135

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

Company Symbol-BVX
Company SIC (Standard Industrial Code)-3841

DOCUMENTS INCORPORATED BY REFERENCE

None.
EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to Bovie Medical Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 is being filed solely for the purpose of including the auditor’s consent which was inadvertently omitted.

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