Form 10-Q
period 2017-03-31
BOVIE MEDICAL Corp
filed 2017-05-15
CIK 719135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

or

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
(914) 468-4009
(Registrant’s telephone number)
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes: ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No ☒
As of May 12, 2017, 30,859,753 shares of the registrant’s $0.001 par value common stock were outstanding.

BOVIE MEDICAL CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended March 31, 2017
(Unaudited)

BOVIE MEDICAL CORPORATION

PART I.     Financial Information

ITEM 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data, Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$11,508	$14,456
Restricted cash	779	779
Trade accounts receivable, net	4,279	4,733
Inventories, net	7,422	6,158
Prepaid expenses and other current assets	639	413
Total current assets	24,627	26,539
Property and equipment, net	6,368	6,449
Brand name and trademark	1,510	1,510
Purchased technology and license rights, net	188	215
Goodwill	185	185
Deposits	71	109
Other assets	143	103
Total assets	$33,092	$35,110

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,176	$1,606
Accrued payroll	229	419
Accrued vacation	431	404
Current portion of mortgage note payable	239	239
Accrued and other liabilities	1,853	2,604
Total current liabilities	4,928	5,272
Mortgage note payable, net of current portion	2,635	2,694
Note payable	140	140
Deferred rents	13	14
Deferred tax liability	564	564
Derivative liabilities	115	203
Total liabilities	8,395	8,887
STOCKHOLDERS' EQUITY
Series B convertible preferred stock, $0.001 par value; 3,588,139 authorized and 975,639 issued and outstanding as of March 31, 2017 and December 31, 2016	1	1
Common stock, $0.001 par value; 40,000,000 shares authorized; 31,002,832 issued and 30,859,753 outstanding as of March 31, 2017 and December 31, 2016	31	31
Additional paid-in capital	49,784	49,625
Accumulated deficit	(25,119)	(23,434)
Total stockholders' equity	24,697	26,223
Total liabilities and stockholders' equity	$33,092	$35,110
The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, Unaudited)

	Three Months Ended March 31,
	2017	2016
Sales	$8,389	$7,775
Cost of sales	4,163	4,452
Gross profit	4,226	3,323
Other costs and expenses:
Research and development	709	668
Professional services	390	357
Salaries and related costs	2,460	2,100
Selling, general and administrative	2,404	2,191
Total other costs and expenses	5,963	5,316
Loss from operations	(1,737)	(1,993)
Interest expense, net	(31)	(38)
Change in fair value of derivative liabilities, net	88	87
Total other income, net	57	49
Loss before income taxes	(1,680)	(1,944)
Income tax expense	5	—
Net loss	$(1,685)	$(1,944)

Loss per share
Basic	$(0.05)	$(0.07)
Diluted	$(0.06)	$(0.07)

Weighted average number of shares outstanding - basic	30,860	27,051
Weighted average number of shares outstanding - dilutive	30,887	27,051

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, Unaudited)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance December 31, 2015	1,976	$2	27,051	$27	$42,859	$(19,484)	$23,404
Stock based compensation	—	—	—	—	176	—	176
Net loss	—	—	—	—	—	(1,944)	(1,944)
Balance March 31, 2016	1,976	$2	27,051	$27	$43,035	$(21,428)	$21,636

Balance December 31, 2016	976	$1	30,860	$31	$49,625	$(23,434)	$26,223
Stock based compensation	—	—	—	—	159	—	159
Net loss	—	—	—	—	—	(1,685)	(1,685)
Balance March 31, 2017	976	$1	30,860	$31	$49,784	$(25,119)	$24,697

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(1,685)	$(1,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	178	182
Provision (recovery) of inventory obsolescence	(24)	409
Gain on disposal of property and equipment, net	—	6
Stock based compensation	159	176
Change in fair value of derivative liabilities	(88)	(87)
Provision for allowance for doubtful accounts	(7)	106
Provision (benefit) for deferred taxes	—	(14)
Changes in current assets and liabilities:
Trade receivables	461	(322)
Prepaid expenses	(226)	(18)
Inventories	(1,240)	(1,013)
Deposits and other assets	(2)	39
Accounts payable	570	328
Accrued and other liabilities	(914)	(115)
Net cash used in operating activities	(2,818)	(2,267)
Cash flows from investing activities
Purchases of property and equipment	(71)	(21)
Net cash used in investing activities	(71)	(21)
Cash flows from financing activities
Change in restricted cash	—	—
Repayment of mortgage note payable	(59)	(61)
Net cash used in financing activities	(59)	(61)
Net change in cash and cash equivalents	(2,948)	(2,349)
Cash and cash equivalents, beginning of period	14,456	11,805
Cash and cash equivalents, end of period	$11,508	$9,456

Cash paid for:
Interest paid, net	$31	$38

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.     BASIS OF PRESENTATION

Unless the context otherwise indicates, the terms “we,” “our,” “us,” “Bovie,” and similar terms refer to Bovie Medical Corporation and its consolidated subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared based upon SEC rules that permit reduced disclosure for interim periods. For a more complete discussion of significant accounting policies and certain other information, please refer to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown, including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year.

NOTE 2.     INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined on a first in, first out basis. Finished goods and work-in-process inventories include material, labor and overhead costs. Factory overhead costs are allocated to inventory manufactured in-house based upon labor hours.

Inventories consisted of the following:

(In thousands)	March 31, 2017	December 31, 2016
Raw materials	$5,003	$4,521
Finished goods	3,806	3,048
Gross inventories	8,809	7,569
Less: reserve for obsolescence	(1,387)	(1,411)
Net inventories	$7,422	$6,158

NOTE 3.     INTANGIBLE ASSETS

Intangible assets consisted of the following:

(In thousands)	March 31, 2017	December 31, 2016
Brand name and trademark (life indefinite)	$1,510	$1,510

Purchased technology (5-17 year lives)	$1,441	$1,441
Less: accumulated amortization	(1,253)	(1,226)
Purchased technology, net	$188	$215

Goodwill	$185	$185

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

Amortization of intangible assets was $27,000 for both the three months ended March 31, 2017 and 2016. Amortization expense is classified within selling, general and administration expenses in the consolidated statements of operations.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 4.     RECENT ACCOUNTING PRONOUNCEMENTS

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The purpose of this ASU is to reduce the cost and complexity of evaluating goodwill for impairment. It eliminates the need for entities to calculate the impaired fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Under this ASU, an entity will perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying value exceeds the reporting unit's fair value. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The amendment is not expected to have a material impact on our financial condition or results of operations.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. The new guidance clarifies the classification of certain cash receipts and cash payments in the statement of cash flows, including debt prepayment or extinguishment costs, settlement of contingent consideration arising from a business combination, insurance settlement proceeds, and distributions from certain equity method investees. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The amendment is not expected to have a material impact on our financial condition or results of operations.

In March 2016, FASB issued ASU No. 2016-09 Compensation-Stock Compensation - (Topic 718) Improvements to employee share-based payments accounting as part of simplicity initiatives. This update involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. For us, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The amendment has not made a material impact on our financial condition or results of operations.

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
(Unaudited)

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

The following represents a reconciliation of the changes in fair value of warrants measured at fair value using Level 3 inputs during the three months ended March 31, 2017:

(in thousands)	2013 Placement Agent Warrants
Balance, Balance, December 31, 2016	$203
Change in fair value	(88)
March 31, 2017 (1)	$115

(1)
The warrants are valued using a trinomial lattice valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in the model at March 31, 2017 included the market price of our common stock, an expected dividend yield of zero, the remaining period to the expiration date of the warrants, expected volatility of our common stock over the remaining life of the warrants of 2.5 years, estimated based on a review of our historical volatility of 68.020% and risk-free rates of return of 1.500% for the 2013 warrants based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the warrants. We also take into consideration a probability assumption for anti-dilution.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 6.     EARNINGS PER SHARE

We compute basic earnings per share (“basic EPS”) by dividing the net income or loss by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding. The following table provides the computation of basic and diluted earnings per share.

	Three Months Ended March 31,
(in thousands, except per share data)	2017	2016
Numerator:
Net loss available to common shareholders	(1,685)	(1,944)
Effect of dilutive securities:
Derivative liability - warrants	(88)	—
Numerator for dilutive loss per common share	(1,773)	(1,944)

Denominator:
Weighted average shares used to compute basic loss per common share	30,860	27,051
Effect of dilutive securities:
Derivative liability - warrants	27	—
Denominator for dilutive loss per common share	30,887	27,051

Basic loss per common share	(0.05)	(0.07)
Diluted loss per common share	(0.06)	(0.07)

For the three months ended March 31, 2017, warrants to purchase approximately 27,000 shares of common stock and approximately $88,000 of the gain on the fair market valuation of the derivative liabilities were included in the computation of diluted earnings per share because their effects were dilutive.

NOTE 7.     STOCK-BASED COMPENSATION

Under our stock option plans, our board of directors may grant options to purchase common shares to our key employees, officers, directors and consultants. We account for stock options in accordance with FASB ASC Topic 718, Compensation - Stock Compensation, with option expense amortized over the vesting period based on the trinomial lattice option-pricing model fair value on the grant date, which includes a number of estimates that affect the amount of our expense. During the three months ended March 31, 2017, we expensed approximately $159,000 in stock-based compensation.

The status of our stock options and stock awards are summarized as follows:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2016	3,752,209	$3.04
Granted	75,000	3.85
Canceled and forfeited	(91,053)	8.45
Outstanding at March 31, 2017	3,736,156	$2.92

Common shares required to be issued upon the exercise of stock options and warrants would be issued from our authorized and unissued shares. We calculated the fair value of issued options utilizing a trinomial lattice with an expected life calculated via the simplified method as we do not have sufficient history to determine actual expected life.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

2017 Grants
Option value	$2.34
Risk-free rate	1.5%
Expected dividend yield	—%
Expected volatility	68.0%
Expected term (in years)	6

NOTE 8.     INCOME TAXES

The Company's income tax provision was $5,000 with an effective tax rate of 0.0% for the three months ended March 31, 2017. The Company's effective tax rate differs from the statutory rate primarily due to the change in the valuation allowance on the Company's net deferred tax assets with a finite life.

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

For the three months ended March 31, 2017, we do not believe we had any significant uncertain tax positions nor did we have any interest or penalties related to any significant uncertain tax positions.

The Company is subject to U.S. federal income tax, state income tax and Bulgarian income tax. Until the respective statutes of limitations expire (which may be as much as 20 years while we have unused NOL's), we are subject to income tax audits in the jurisdictions in which we operate.

NOTE 9.     COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Property and Rental Agreements

In March 2014, we signed a lease for offices located in Purchase, New York. The lease is for 3,650 square feet of office space with a monthly cost of approximately $9,277 per month for the lease expiring in June 2019.

In October 2015, pursuant to our acquisition of Bovie Bulgaria, we are obligated to pay a lease of $4,652 per month, expiring in December 2021, for 16,500 square feet of office, research and manufacturing space in Sofia, Bulgaria.

The following is a schedule of approximate future minimum lease payments under operating leases as of March 31, 2017:

(In thousands)
2017 (remaining nine months)	$127
2018	172
2019	115
2020	56
2021	56
Total	$526

Rent expense for the three months ended March 31, 2017 and 2016 was approximately $41,787 and $45,050, respectively.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Purchase Commitments

At March 31, 2017, we had purchase commitments for inventories totaling approximately $4.7 million, substantially all of which is expected to be purchased by the end of 2017.

Concentrations

With respect to receivables, our ten largest customers accounted for approximately 46.2% and 56.2% of trade receivables as of March 31, 2017 and 2016, respectively and approximately 56.2% and 61.1% of net revenues for the three months ended March 31, 2017 and 2016, respectively. For the three months ended March 31, 2017, McKesson and National Distribution & Contracting Inc. accounted for 16.0% and 8.7% of sales, while for the same period in 2016, McKesson and National Distribution & Contracting Inc. accounted for 20.2% and 10.5% of sales.

NOTE 10.     RELATED PARTY TRANSACTIONS

Several relatives of Nikolay Shilev, Bovie Bulgaria’s Managing Director, are considered related parties. Teodora Shileva, Mr. Shilev’s spouse is an employee of the company working in the Accounting department. Antoaneta Dimitrova Shileva-Toromanova, Mr. Shilev’s sister, is the Manager of Production and Human Resources. Svetoslav Shilev, Mr. Shilev’s son is an Engineer in the Quality Assurance department.

A relative of Moshe Citronowicz, Bovie’s Senior Vice President, is considered a related party. Arik Zoran is a consultant of the Company doing business as AR Logic, Inc., a consulting firm owned by Arik Zoran, Mr. Citronowicz’s brother. The Company has been working with AR Logic since 2011 and as of March 31, 2017, the Company is actively negotiating a renewal contract and terms to continue the consulting arrangement. AR Logic was paid consulting fees of approximately $28,500 and $30,000 during the three months ended March 31, 2017 and 2016, respectively.

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

Borrowings under the Loan bear interest at LIBOR plus 3.5%, with a fixed monthly principal payment of $19,956. The interest rate at March 31, 2017 was 4.284%.

The Loan documents contain customary financial covenants, including a covenant that the Company maintains a minimum liquidity of $750,000. Should we desire to extend the Loan beyond July 20, 2019, we must maintain a Debt Service Coverage Ratio for each of the preceding four quarters of not less than 1.0 to 1.0.

Our future contractual obligations for agreements with initial terms greater than one year are as follows:

(In thousands)	Long-term debt
2017 (remaining nine months)	$180
2018	239
2019	2,455
Total	$2,874

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 12.     GEOGRAPHIC AND SEGMENT INFORMATION

Operating segments are aggregated into reportable segments only if they exhibit similar economic characteristics. In addition to similar economic characteristics we also consider the following factors in determining the reportable segments: the nature of business activities, the management structure directly accountable to our chief operating decision maker for operating and administrative activities, availability of discrete financial information and information presented to the Board of Directors and investors.

Prior to the first quarter of 2017, we disclosed only one reporting segment. Beginning in 2017, our reportable segments are disclosed as principally organized and managed as three operating segments: Core, OEM and Advanced Energy. We adopted reportable segments to align with changes in how we manage our business, review operating performance and allocate resources as a result of the growth in Advanced Energy and the differing behavior of the Core and OEM product lines. The Corporate & Other category includes unallocated corporate, operational, research and development and marketing costs which were not specifically attributed to any reportable segment. Net assets are shared, therefore, not allocated to the reportable segments. The OEM segment is primarily development contract and product driven, all related expenses are recorded as cost of sales, therefore no segment specific operating expenses are incurred.

Summarized financial information with respect to reportable segments is as follows:

	Three Months Ended March 31, 2017
	Core	OEM	Advanced Energy	Corporate (Other)	Total
Sales	$6,775	$1,007	$607	$—	$8,389

Income (loss) from operations	2,313	503	(1,721)	(2,832)	(1,737)

Interest expense, net	—	—	—	(31)	(31)
Change in fair value of derivative liabilities, net	—	—	—	88	88
Income tax expense	—	—	—	5	5
Depreciation and amortization	—	—	—	178	178

	Three Months Ended March 31, 2016
	Core	OEM	Advanced Energy	Corporate (Other)	Total
Sales	$6,478	$941	$356	$—	$7,775

Income (loss) from operations	1,122	657	(1,534)	(2,238)	(1,993)

Interest expense, net	—	—	—	(38)	(38)
Change in fair value of derivative liabilities, net	—	—	—	87	87
Income tax expense	—	—	—	—	—
Depreciation and amortization	—	—	—	182	182

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

We derive revenues from four major product lines: Electrosurgical, Cauteries, Lighting and Other products. We do not review or analyze our four major product lines below net sales. Sales for the product lines are summarized as follows:

	Three Months Ended March 31,
(In thousands)	2017	2016
Sales by Product Line
Electrosurgical	$5,330	$4,252
Cauteries	1,655	1,834
Lighting	445	506
Other	959	1,183
Total	$8,389	$7,775

International sales during the three months ended March 31, 2017 and 2016 were 16.7% and 14.9% of sales, respectively. Substantially all of these sales are denominated in U.S. dollars. Revenue by geographic region, based on the "ship to" location on the invoice are as follows:

	Three Months Ended March 31,
(In thousands)	2017	2016
Sales by Domestic and International
Domestic	$6,992	$6,615
International	1,397	1,160
Total	$8,389	$7,775

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

International sales represented approximately 16.7% and 14.9% of total revenues in the three months ended March 31, 2017 and 2016, respectively. The increase in international sales as a percentage of revenue was driven primarily by initial orders from distributors in new geographies over the comparable period of 2016. Management estimates our products have been sold in more than 150 countries through local dealers coordinated by sales and marketing personnel at the Clearwater, Florida facility. Our business is generally not seasonal in nature.

During 2017, we continued our full scale commercialization efforts for Advanced Energy technology which includes J-Plasma. We have a direct sales force of 16 field-based selling professionals and a network of 14 independent manufacturing representatives, resulting in a total sales force of 30. This selling organization is focused on the use of Advanced Energy technology, primarily J-Plasma, for operating room procedures. In addition, we have invested in training programs and marketing-related activities to support accelerated adoption of Advanced Energy technology.

BOVIE MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The Company continuously reviews and refines its marketing strategies and distribution channels regarding the commercialization of Advanced Energy technology as well as initiatives to manage expenses and costs as appropriate for market conditions.

We strongly encourage investors to visit our website: www.boviemedical.com to view the most current news and to review our filings with the Securities and Exchange Commission.

Results of Operations

Sales

	Three Months Ended March 31,
(In thousands)	2017	2016	Change
Sales by Reportable Segment
Core	$6,775	$6,478	4.6%
OEM	1,007	941	7.0%
Advanced Energy	607	356	70.5%
Total	$8,389	$7,775	7.9%

Sales by Product Line
Electrosurgical	$5,330	$4,252	25.4%
Cauteries	1,655	1,834	(9.8)%
Lighting	445	506	(12.1)%
Other	959	1,183	(18.9)%
Total	$8,389	$7,775	7.9%

Sales by Domestic and International
Domestic	$6,992	$6,615	5.7%
International	1,397	1,160	20.4%
Total	$8,389	$7,775	7.9%

Overall sales increased by 7.9% or approximately $0.6 million for the three months ended March 31, 2017 when compared with 2016. Core segment revenue, which consists of our brand name electrosurgical devices and accessories, cauteries, penlights, lighting, colposcopes and other similar products, increased 4.6% or approximately $0.3 million for the three months ended March 31, 2017, when compared with 2016. The OEM segment consists of proprietary products designed specifically for third party equipment manufacturers; revenue for this product line increased 7.0% or approximately $0.1 million when compared to 2016. Advanced Energy segment sales were $0.3 million, an increase of approximately 70.5% when compared to 2016.

For the three months ended March 31, 2017, the increase in electrosurgical sales was mainly attributable to an increase in sales of generators of $0.9 million and accessories of $0.2 million.

Our ten largest customers accounted for approximately 56.2% and 61.1% of net revenues for the three months ended March 31, 2017 and 2016, respectively. For the three months ended March 31, 2017, McKesson and National Distribution & Contracting Inc. accounted for 16.0% and 8.7% of sales, while for the same period in 2016, McKesson and National Distribution & Contracting Inc. accounted for 20.2% and 10.5% of sales.

BOVIE MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Gross Profit

	Three Months Ended March 31,
(In thousands)	2017	2016	Change
Cost of sales	$4,163	$4,452	(6.5)%
Percentage of revenue	49.6%	57.3%

Gross profit	$4,226	$3,323	27.2%
Percentage of revenue	50.4%	42.7%	7.7%

Our gross profit margin increased by 27.2% or approximately $0.9 million during the three months ended March 31, 2017 when compared to 2016. The increase was driven by higher margins in the Core segment, due to a product and pricing mix. Comparable margins in the three months ended March 31, 2016 were negatively impacted due to a write down of approximately $484,000 for obsolete inventory. The overall increase in margins was partially offset by lower margins in OEM due to a one time order during the comparable period in 2016 and the sale of Advanced Energy products to international distributors at a transfer price.

We do not anticipate any material impact to our gross profit, material costs, or other costs as a result of the effect of inflation or any material impact of changing prices on net revenue.

Other Costs and Expenses

Research and development

	Three Months Ended March 31,
(In thousands)	2017	2016	Change
Research and Development expense	$709	$668	6.1%
Percentage of revenue	8.5%	8.6%	(0.1)%

Bringing new, innovative products to market and enhancing existing products is a critical component of our strategy. As such, spending in R&D for the three months ended March 31, 2017 of 8.5% of sales is consistent with our spending for the same period in 2016.

Professional services

	Three Months Ended March 31,
(In thousands)	2017	2016	Change
Professional services expense	$390	$357	9.1%
Percentage of revenue	4.6%	4.6%	—%

Professional services expense as a percent of revenue were relatively unchanged for the three months ended March 31, 2017 when compared to 2016.

BOVIE MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Salaries and related costs

	Three Months Ended March 31,
(In thousands)	2017	2016	Change
Salaries and related expenses	$2,460	$2,100	17.1%
Percentage of revenue	29.3%	27.0%

During three months ended March 31, 2017, salaries and related expenses increased approximately 17.1% or approximately $0.4 million compared to the prior year. The increase was attributable to approximately $0.2 million incentive compensation and $0.2 million related to administrative, direct sales force and associated management.

Selling, general and administrative expenses

	Three Months Ended March 31,
(In thousands)	2017	2016	Change
SG&A Expense	$2,404	$2,191	9.7%
Percentage of revenue	28.7%	28.2%

Selling, general and administrative expense increased by 9.7% or approximately $0.2 million for the three months ended March 31, 2017 when compared to 2016. We experienced increases in marketing and trade show, sales commissions, administrative and regulatory expenses, partially offset by decreases in professional service and general insurance.

Other Income (Expense), net

	Three Months Ended March 31,
(In thousands)	2017	2016	Change
Interest expense, net	$(31)	$(38)	(18.4)%
Percentage of revenue	(0.4)%	(0.5)%
Change in fair value of derivative liabilities, net	$88	$87	1.1%
Percentage of revenue	1.0%	1.1%

Interest expense, net

Total net interest expense decreased for the three months ended March 31, 2017 as compared with 2016, due to a decline in the mortgage note principal balance.

Change in fair value of liabilities, net

On December 13, 2013, we entered into a securities purchase agreement pursuant to which we issued 3,500,000 shares of our newly designated Series A 6% Convertible Preferred Stock with a stated value of $2.00 per share and 5,250,000 warrants to purchase our common stock, at an exercise price of $2.387 per share. We also issued 525,000 warrants to the placement agent, of which 94,375 have a strike price of $2.387, remain outstanding as of March 31, 2017. The warrants are accounted for as derivative financial instruments at fair value and are re-valued each period.

BOVIE MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

On March 17, 2015, we completed transactions contemplated under an exchange agreement (the “Exchange Agreement”) entered into on March 11, 2015 with certain investors (the “Investors”) with respect to which Great Point Partners, LLC acts as investment manager. Pursuant to the terms of the Exchange Agreement, we issued 3,588,139 shares of our Series B Convertible Preferred Stock (the “Series B Preferred Stock”) in exchange for 3,500,000 shares of our Series A 6% Convertible Preferred Stock and warrants to purchase up to 5,250,000 shares of our common stock in the aggregate which were previously issued in conjunction with the sale of our Series A 6% Convertible Preferred Stock to the Investors in a December 13, 2013 offering, as well as accrued and unpaid preferred dividends. The Series B Preferred Stock issued at that time was convertible into an aggregate of 7,176,298 shares of our common stock, upon the terms set forth in the Certificate of Designation. The remaining Series B Preferred Stock at March 31, 2017 is convertible into an aggregate of 1,951,278 shares of our common stock.

At March 31, 2017, the placement agent warrants were valued at $0.1 million and we recognized a net gain of $88,000.

Income Taxes

We recorded approximately $5,000 for tax provision during the three months ended March 31, 2017. A valuation allowance is required to be provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. Management evaluated the positive and negative evidence in determining the realizability of the net deferred tax asset. In determining the need for valuation allowance, we reviewed historic operating results, the current period operating results, as well as future income forecasts based on the projections, management concluded that it was not more likely that the Company should realize its net deferred tax assets through future operating results and the reversal of taxable temporary differences. If in the future we determine that we will be able to realize any of the net deferred tax assets, we will make adjustment to the valuation allowance, which would increase our income in the period that the determination is made.

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

BOVIE MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Liquidity and Capital Resources

Our working capital at March 31, 2017 was approximately $19.7 million compared with $21.3 million at December 31, 2016. Accounts receivable days sales outstanding were 42 days and 36 days at March 31, 2017 and 2016, respectively. The number of days sales in inventory, which is the total inventory available for production divided by the 12-month average cost of materials, decreased 26 days to 186 days equating to an inventory turn ratio of 1.80 at March 31, 2017 from 212 days and an inventory turn ratio of 1.80 at March 31, 2016. The lower number of days sales in inventory is mainly due to an increase in sales.

For the three months ended March 31, 2017, net cash used in operating activities was approximately $2.8 million compared with net cash used by operating activities of approximately $2.3 million for the same period in 2016. The net cash used in operating activities was attributed to $1.7 million of net loss, increases of inventory of $1.2 million and $1.1 million outflow related to 2016 incentive compensation, partially offset by a decrease in accounts receivable of $0.5 million, other working capital cash inflows of $0.5 million and non-cash inflows of $0.2 million.

Net cash used in investing activities was attributed to purchases of property and equipment for approximately $71,000 during the three months ended March 31, 2017, compared to $21,000 cash used for the same period in 2016.

Cash used in financing activities of approximately $59,000 during the three months ended March 31, 2017, compared to cash used in financing activities of approximately $61,000 for the same period in 2016.

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

Borrowings under the Loan bear interest at LIBOR plus 3.5%, with a fixed monthly principal payment of $19,956. The interest rate at March 31, 2017 was 4.284%.

The Loan documents contain customary financial covenants, including a covenant that the Company maintains a minimum liquidity of $750,000. Should we desire to extend the Loan beyond July 20, 2019, we must maintain a Debt Service Coverage Ratio for each of the preceding four quarters of not less than 1.0 to 1.0.

Approximate future expected principal and interest payments under the Loan agreement are as follows as of March 31, 2017:

(In thousands)
2017 (remaining nine months)	$186
2018	247
2019	2,541
Total	$2,974

At March 31, 2017, we had purchase commitments for inventories totaling approximately $4.7 million, substantially all of which is expected to be purchased by the end of 2017.

BOVIE MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Critical Accounting Estimates

In preparing the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), we have adopted various accounting policies. Our most significant accounting policies are disclosed in Note 2 to the consolidated financial statements included in our report on Form 10-K for the year ended December 31, 2016, filed on March 10, 2017.

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

It is our policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. To the extent that the probable tax outcome of these uncertain tax positions changes, such changes in estimate will impact the income tax provision in the period in which such determination is made. At March 31, 2017, we believe we have appropriately accounted for any unrecognized tax positions. To the extent we prevail in matters for which a liability for an unrecognized tax benefit is established or we are required to pay amounts in excess of the liability, our effective tax rate in a given financial statement period may be affected.

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

BOVIE MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Recent Accounting Pronouncements

See Note 4 of the Notes to Consolidated Financial Statements.

BOVIE MEDICAL CORPORATION

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

For our disclosures about market risk, please see Part II, Item 7A., "Quantitative and Qualitative Disclosures about Market Risk," in our Annual Report on Form 10-K for the year ended December 31, 2016. We believe there have been no material changes to the information provided therein.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of March 31, 2017. Based upon that evaluation, our CEO and CFO concluded that, as of the end of that period, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f)) during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

BOVIE MEDICAL CORPORATION

PART II.     Other Information

ITEM 1. Legal Proceedings

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

ITEM 1A. Risk factors

There have been no material changes to the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2016, in response to Item 1A to Part 1 of Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not Applicable.

ITEM 5. Other Information

None.

BOVIE MEDICAL CORPORATION

ITEM 6. Exhibits

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

Bovie Medical Corporation

Date: May 15, 2017	By:	/s/ Robert L. Gershon
Robert L. Gershon
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 15, 2017	By:	/s/ Jay D. Ewers
Jay D. Ewers
Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer)