Form 10-Q
period 2017-06-30
BOVIE MEDICAL Corp
filed 2017-08-03
CIK 719135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

or

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No ☒
As of July 31, 2017, 30,859,753 shares of the registrant’s $0.001 par value common stock were outstanding.

BOVIE MEDICAL CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended June 30, 2017
(Unaudited)

BOVIE MEDICAL CORPORATION

PART I.     Financial Information

ITEM 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data, Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$10,292	$14,456
Restricted cash	779	779
Trade accounts receivable, net of allowance of $186 and $118	4,929	4,733
Inventories, net	7,582	6,158
Prepaid expenses and other current assets	538	413
Total current assets	24,120	26,539
Property and equipment, net	6,240	6,449
Brand name and trademark	1,510	1,510
Purchased technology and license rights, net	217	215
Goodwill	185	185
Deposits	66	109
Other assets	218	103
Total assets	$32,556	$35,110

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,077	$1,606
Accrued payroll	416	419
Accrued vacation	375	404
Current portion of mortgage note payable	239	239
Accrued and other liabilities	2,511	2,604
Total current liabilities	5,618	5,272
Mortgage note payable, net of current portion	2,575	2,694
Note payable	140	140
Deferred rents	11	14
Deferred tax liability	564	564
Derivative liabilities	77	203
Total liabilities	8,985	8,887
STOCKHOLDERS' EQUITY
Series B convertible preferred stock, $0.001 par value; 3,588,139 authorized and 975,639 issued and outstanding as of June 30, 2017 and December 31, 2016	1	1
Common stock, $0.001 par value; 40,000,000 shares authorized; 31,002,832 issued and 30,859,753 outstanding as of June 30, 2017 and December 31, 2016	31	31
Additional paid-in capital	49,966	49,625
Accumulated deficit	(26,427)	(23,434)
Total stockholders' equity	23,571	26,223
Total liabilities and stockholders' equity	$32,556	$35,110
The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Sales	$9,799	$9,295	$18,188	$17,070
Cost of sales	4,757	4,595	8,920	9,048
Gross profit	5,042	4,700	9,268	8,022
Other costs and expenses:
Research and development	696	592	1,405	1,259
Professional services	480	396	870	753
Salaries and related costs	2,243	2,200	4,703	4,300
Selling, general and administrative	2,929	2,022	5,333	4,213
Total other costs and expenses	6,348	5,210	12,311	10,525
Loss from operations	(1,306)	(510)	(3,043)	(2,503)
Interest expense, net	(36)	(50)	(67)	(88)
Change in fair value of derivative liabilities	38	41	126	128
Total other income (loss), net	2	(9)	59	40
Loss before income taxes	(1,304)	(519)	(2,984)	(2,463)
Income tax expense	4	—	9	—
Net loss	$(1,308)	$(519)	$(2,993)	$(2,463)

Loss per share
Basic	$(0.04)	$(0.02)	$(0.10)	$(0.09)
Diluted	$(0.04)	$(0.02)	$(0.10)	$(0.09)

Weighted average number of shares outstanding - basic	30,860	27,051	30,860	27,051
Weighted average number of shares outstanding - dilutive	30,860	27,051	30,860	27,051

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, Unaudited)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance December 31, 2015	1,976	$2	27,051	$27	$42,859	$(19,484)	$23,404
Stock based compensation	—	—	—	—	360	—	360
Net loss	—	—	—	—	—	(2,463)	(2,463)
Balance June 30, 2016	1,976	$2	27,051	$27	$43,219	$(21,947)	$21,301

Balance December 31, 2016	976	$1	30,860	$31	$49,625	$(23,434)	$26,223
Stock based compensation	—	—	—	—	341	—	341
Net loss	—	—	—	—	—	(2,993)	(2,993)
Balance June 30, 2017	976	$1	30,860	$31	$49,966	$(26,427)	$23,571

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(2,993)	$(2,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	356	355
Provision for inventory obsolescence	83	334
Gain on disposal of property and equipment, net	2	14
Stock based compensation	341	360
Change in fair value of derivative liabilities	(126)	(128)
Provision for allowance for doubtful accounts	159	159
Changes in current assets and liabilities:
Trade receivables	(355)	(740)
Prepaid expenses	(125)	(20)
Inventories	(1,507)	(792)
Deposits and other assets	(72)	44
Accounts payable	471	560
Accrued and other liabilities	(128)	(63)
Net cash used in operating activities	(3,894)	(2,380)
Cash flows from investing activities
Purchases of technology, property and equipment	(151)	(41)
Net cash used in investing activities	(151)	(41)
Cash flows from financing activities
Change in restricted cash	—	60
Repayment of mortgage note payable	(119)	(120)
Net cash used in financing activities	(119)	(60)
Net change in cash and cash equivalents	(4,164)	(2,481)
Cash and cash equivalents, beginning of period	14,456	11,805
Cash and cash equivalents, end of period	$10,292	$9,324

Cash paid for:
Interest paid	$67	$50

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

In the first quarter of 2017, the Company adopted a change in presentation on its Consolidated Statements of Cash Flows in order to present a "Provision for allowance for doubtful accounts". Previously reported information has been modified to conform to this new presentation.

NOTE 2.     INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined on a first in, first out basis. Finished goods and work-in-process inventories include material, labor and overhead costs. Factory overhead costs are allocated to inventory manufactured in-house based upon labor hours.

Inventories consisted of the following:

(In thousands)	June 30, 2017	December 31, 2016
Raw materials	$4,887	$4,521
Finished goods	4,189	3,048
Gross inventories	9,076	7,569
Less: reserve for obsolescence	(1,494)	(1,411)
Net inventories	$7,582	$6,158

NOTE 3.     INTANGIBLE ASSETS

Intangible assets consisted of the following:

(In thousands)	June 30, 2017	December 31, 2016
Brand name and trademark (life indefinite)	$1,510	$1,510

Purchased technology (5-17 year lives)	$1,497	$1,441
Less: accumulated amortization	(1,280)	(1,226)
Purchased technology, net	$217	$215

Goodwill	$185	$185

With respect to our trademark and brand name, we continue to market products, release new products and product extensions and maintain and promote these trademarks and brand name in the marketplace through legal registration and such methods as advertising, medical education and trade shows. It is our belief that these trademarks and brand names will generate cash flow for an indefinite period of time. Therefore, we believe our trademarks and brand name intangible assets are not impaired. Goodwill resulted from our acquisition of Bovie Bulgaria, EOOD.

Amortization of intangible assets was $27,000 and $54,000 for the three and six months ended June 30, 2017, respectively, as compared with $27,000 and $54,000 for the three and six months ended June 30, 2016. Amortization expense is classified within selling, general and administration expenses in the consolidated statements of operations.

NOTE 4.     RECENT ACCOUNTING PRONOUNCEMENTS

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The purpose of this ASU is to reduce the cost and complexity of evaluating goodwill for impairment. It eliminates the need for entities to calculate the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Under this ASU, an entity will perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying value exceeds the reporting unit's fair value. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted, however we have chosen not to do so. The amendment is not expected to have a material impact on our financial condition or results of operations.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. The new guidance clarifies the classification of certain cash receipts and cash payments in the statement of cash flows, including debt prepayment or extinguishment costs, settlement of contingent consideration arising from a business combination, insurance settlement proceeds, and distributions from certain equity method investees. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, however we have chosen not to do so. The amendment is not expected to have a material impact on our financial condition or results of operations.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on January 1, 2018. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The amendment is not expected to have a material impact on our financial condition or results of operations.

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

The following represents a reconciliation of the changes in fair value of warrants measured at fair value using Level 3 inputs during the six months ended June 30, 2017:

(in thousands)	2013 Placement Agent Warrants
Balance, December 31, 2016	$203
Change in fair value	(126)
Balance, June 30, 2017 (1)	$77

(1)
The warrants are valued using a trinomial lattice valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in the model at June 30, 2017 included the market price of our common stock, an expected dividend yield of zero, the remaining period to the expiration date of the warrants, expected volatility of our common stock over the remaining life of the warrants of 2.0 years, estimated based on a review of our historical volatility of 55.720% and risk-free rates of return of 1.380% for the 2013 warrants based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the warrants. We also take into consideration a probability assumption for anti-dilution.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2017	2016	2017	2016
Numerator:
Net loss available to common shareholders	$(1,308)	$(519)	(2,993)	(2,463)
Effect of dilutive securities:
Derivative liability - warrants	—	—	—	—
Numerator for dilutive loss per common share	(1,308)	(519)	(2,993)	(2,463)

Denominator:
Weighted average shares used to compute basic loss per common share	30,860	27,051	30,860	27,051
Effect of dilutive securities:
Derivative liability - warrants	—	—	—	—
Denominator for dilutive loss per common share	30,860	27,051	30,860	27,051

Basic loss per common share	$(0.04)	$(0.02)	(0.10)	(0.09)
Diluted loss per common share	$(0.04)	$(0.02)	(0.10)	(0.09)

NOTE 7.     STOCK-BASED COMPENSATION

Under our stock option plans, our board of directors may grant options to purchase common shares to our key employees, officers, directors and consultants. We account for stock options in accordance with FASB ASC Topic 718, Compensation - Stock Compensation, with option expense amortized over the vesting period based on the trinomial lattice option-pricing model fair value on the grant date, which includes a number of estimates that affect the amount of our expense. We expensed approximately $182,000 and $341,000 in stock-based compensation during the three and six months ended June 30, 2017, respectively, as compared with $184,000 and $360,000 for the three and six months ended June 30, 2016.

The status of our stock options and stock awards are summarized as follows:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2016	3,752,209	$3.04
Granted	505,000	3.32
Canceled and forfeited	(203,803)	4.84
Outstanding at June 30, 2017	4,053,406	$2.98

Common shares required to be issued upon the exercise of stock options and warrants would be issued from our authorized and unissued shares. We calculated the fair value of issued options utilizing a trinomial lattice with an expected life calculated via the simplified method as we do not have sufficient history to determine actual expected life.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	2017 Grants
Option value	$1.96	-	$2.34
Risk-free rate	1.5%
Expected dividend yield	—%
Expected volatility	68.0%
Expected term (in years)	6

NOTE 8.     INCOME TAXES

The Company's income tax provision was $4,000 with an effective tax rate of 0.0% and $9,000 with an effective tax rate of 0.0% for the three and six months ended June 30, 2017, respectively, as compared to $0 with an effective tax rate of 0.0% for both the three and six months ended June 30, 2016 The Company's effective tax rate differs from the statutory rate primarily due to the change in the valuation allowance on the Company's net deferred tax assets with a finite life.

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

For the six months ended June 30, 2017, we do not believe we had any significant uncertain tax positions nor did we have any interest or penalties related to any significant uncertain tax positions.

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

In October 2015, pursuant to our acquisition of Bovie Bulgaria, we are obligated to pay a lease of $4,944 per month, expiring in December 2021, for 16,500 square feet of office, research and manufacturing space in Sofia, Bulgaria.

The following is a schedule of approximate future minimum lease payments under operating leases as of June 30, 2017:

(In thousands)
2017 (remaining six months)	$87
2018	175
2019	118
2020	59
2021	59
Total	$498

Rent expense was approximately $43,539 and $85,326 for the three and six months ended June 30, 2017, respectively compared to $37,230 and $82,280 for the three and six months ended June 30, 2016.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Purchase Commitments

At June 30, 2017, we had purchase commitments for inventories totaling approximately $4.0 million, substantially all of which is expected to be purchased by the end of 2017.

Concentrations

With respect to receivables, our ten largest customers accounted for approximately 29.2% and 47.6% of trade receivables as of June 30, 2017 and 2016, respectively and approximately 51.7% and 56.2% of net revenues for the six months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017, McKesson and National Distribution & Contracting Inc. accounted for 15.5% and 10.1% of sales, while for the same period in 2016, McKesson and National Distribution & Contracting Inc. accounted for 16.5% and 9.6% of sales.

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

A relative of Moshe Citronowicz, Bovie’s Senior Vice President, is considered a related party. Arik Zoran is a consultant of the Company doing business as AR Logic, Inc., a consulting firm owned by Arik Zoran, Mr. Citronowicz’s brother. The Company has been working with AR Logic since 2011 and as of April 14, 2017, the Company agreed to a renewal contract and terms to continue the consulting arrangement, expiring December 31, 2017. AR Logic was paid consulting fees of approximately $67,533 and $96,033 for the three and six months ended June 30, 2017, respectively compared to $46,662 and $76,662 for the three and six months ended June 30, 2016.

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

Borrowings under the Loan bear interest at LIBOR plus 3.5%, with a fixed monthly principal payment of $19,956. The interest rate at June 30, 2017 was 4.560%.

The Loan documents contain customary financial covenants, including a covenant that the Company maintains a minimum liquidity of $750,000. Should we desire to extend the Loan beyond July 20, 2019, we must maintain a Debt Service Coverage Ratio for each of the preceding four quarters of not less than 1.0 to 1.0.

Our future contractual obligations for agreements with initial terms greater than one year are as follows:

(In thousands)	Long-term debt
2017 (remaining six months)	$120
2018	239
2019	2,455
Total	$2,814

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

Summarized financial information with respect to reportable segments is as follows:

	Three Months Ended June 30, 2017
	Core	OEM	Advanced Energy	Corporate (Other)	Total
Sales	$7,488	$498	$1,813	$—	$9,799

Income (loss) from operations	2,710	205	(1,250)	(2,971)	(1,306)

Interest expense, net	—	—	—	(36)	(36)
Change in fair value of derivative liabilities	—	—	—	38	38
Income tax expense	—	—	—	4	4
Depreciation and amortization	—	—	—	178	178

	Three Months Ended June 30, 2016
	Core	OEM	Advanced Energy	Corporate (Other)	Total
Sales	$6,881	$1,648	$766	$—	$9,295

Income (loss) from operations	1,836	1,151	(1,090)	(2,407)	(510)

Interest expense, net	—	—	—	(50)	(50)
Change in fair value of derivative liabilities	—	—	—	41	41
Income tax expense	—	—	—	—	—
Depreciation and amortization	—	—	—	173	173

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	Six Months Ended June 30, 2017
	Core	OEM	Advanced Energy	Corporate (Other)	Total
Sales	$14,263	$1,505	$2,420	$—	$18,188

Income (loss) from operations	5,023	708	(2,971)	(5,803)	(3,043)

Interest expense, net	—	—	—	(67)	(67)
Change in fair value of derivative liabilities	—	—	—	126	126
Income tax expense	—	—	—	9	9
Depreciation and amortization	—	—	—	356	356

	Six Months Ended June 30, 2016
	Core	OEM	Advanced Energy	Corporate (Other)	Total
Sales	$13,359	$2,589	$1,122	$—	$17,070

Income (loss) from operations	2,958	1,808	(2,624)	(4,645)	(2,503)

Interest expense, net	—	—	—	(88)	(88)
Change in fair value of derivative liabilities	—	—	—	128	128
Income tax expense	—	—	—	—	—
Depreciation and amortization	—	—	—	355	355

We derive revenues from four major product lines: Electrosurgical, Cauteries, Lighting and Other products. We do not review or analyze our four major product lines below net sales. Sales for the product lines are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Sales by Product Line
Electrosurgical	$6,206	$5,078	$11,536	$9,330
Cauteries	1,873	1,720	3,528	3,554
Lighting	948	800	1,393	1,306
Other	772	1,697	1,731	2,880
Total	$9,799	$9,295	$18,188	$17,070

International sales represented approximately 11.1% and 13.7% of total revenues for the three and six months ended June 30, 2017, respectively, as compared with 16.6% and 15.9% of total revenues for the three and six months ended June 30, 2016. Substantially all of these sales are denominated in U.S. dollars. Revenue by geographic region, based on the "ship to" location on the invoice are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Sales by Domestic and International
Domestic	$8,708	$7,757	$15,700	$14,372
International	1,091	1,538	2,488	2,698
Total	$9,799	$9,295	$18,188	$17,070

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

We are an energy-based medical device company specializing in developing, manufacturing and marketing a range of electrosurgical products and technologies, as well as related medical products used in doctor’s offices, surgery centers and hospitals worldwide. Our medical devices are marketed through Bovie’s own well-respected brands (Bovie®, IDS™ and DERMTM) and on a private label basis to distributors throughout the world. We also leverage our expertise in the design, development and manufacturing of electrosurgical equipment by producing equipment for large, well-known medical device manufacturers through original equipment manufacturing (OEM) agreements, as well as start-up companies with the need for our energy based designs.

We are also the developer of J-Plasma; a patented plasma-based surgical product for cutting, coagulation and ablation of soft tissue. J-Plasma utilizes a helium ionization process to produce a stable, focused beam of plasma that provides surgeons with greater precision, minimal invasiveness and an absence of conductive currents through the patient during surgery. The new J-Plasma handpieces with Cool-Coag™ technology deliver the precision of helium plasma energy, the power of traditional monopolar coagulation and the efficiency of plasma beam coagulation - enabling thin-layer ablation and dissection and fast coagulation with a single instrument, minimizing instrument exchange and allowing a surgeon to focus on their patient and their procedures. With Cool-Coag technology, the new J-Plasma handpieces can deliver three distinctly different energy modalities - further increasing the utility and versatility of the J-Plasma system. J-Plasma has been the subject of ten white papers and has been cited therein for its clinical utility in gynecological and plastic surgery procedures.

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

International sales represented approximately 11.1% and 13.7% of total revenues for the three and six months ended June 30, 2017, respectively, as compared with 16.6% and 15.9% of total revenues for the three and six months ended June 30, 2016. The decrease in international sales as a percentage of revenue was driven primarily by higher domestic sales, pending product registration in foreign jurisdictions and large international purchase tenders that did not occur in the current period as compared to the same period of 2016. Management estimates our products have been sold in more than 150 countries through local dealers coordinated by sales and marketing personnel at the Clearwater, Florida facility. Our business is generally not seasonal in nature.

BOVIE MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

During 2017, we continued our full scale commercialization efforts for Advanced Energy technology which includes J-Plasma. We have a direct sales force of 17 field-based selling professionals and a network of 14 independent manufacturing representatives, resulting in a total sales force of 31. This selling organization is focused on the use of Advanced Energy technology, primarily J-Plasma, for operating room procedures. In addition, we have invested in training programs and marketing-related activities to support accelerated adoption of Advanced Energy technology.

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

Results of Operations

Sales

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2017	2016	Change	2017	2016	Change
Sales by Reportable Segment
Core	$7,488	$6,881	8.8%	$14,263	$13,359	6.8%
OEM	498	1,648	(69.8)%	1,505	2,589	(41.9)%
Advanced Energy	1,813	766	136.7%	2,420	1,122	115.7%
Total	$9,799	$9,295	5.4%	$18,188	$17,070	6.5%

Sales by Product Line
Electrosurgical	$6,206	$5,078	22.2%	$11,536	$9,330	23.6%
Cauteries	1,873	1,720	8.9%	3,528	3,554	(0.7)%
Lighting	948	800	18.5%	1,393	1,306	6.7%
Other	772	1,697	(54.5)%	1,731	2,880	(39.9)%
Total	$9,799	$9,295	5.4%	$18,188	$17,070	6.5%

Sales by Domestic and International
Domestic	$8,708	$7,757	12.3%	$15,700	$14,372	9.2%
International	1,091	1,538	(29.1)%	2,488	2,698	(7.8)%
Total	$9,799	$9,295	5.4%	$18,188	$17,070	6.5%

Overall sales increased by 5.4% or approximately $0.5 million for the three months ended June 30, 2017 when compared with 2016. Core segment revenue, which consists of our brand name electrosurgical devices and accessories, cauteries, penlights, lighting, colposcopes and other similar products, increased 8.8% or approximately $0.6 million for the three months ended June 30, 2017, when compared with 2016. The OEM segment consists of proprietary products designed specifically for third party equipment manufacturers; revenue for this product line decreased 69.8% or approximately $1.2 million, due to a one-time order in the comparable period of 2016. Advanced Energy segment sales were $1.8 million, an increase of approximately 136.7% when compared to 2016.

For the three months ended June 30, 2017, the increase in electrosurgical sales was mainly attributable to an increase in sales of generators of $1.1 million.

BOVIE MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Overall sales increased by 6.5% or approximately $1.1 million for the six months ended June 30, 2017 when compared with 2016. Core segment revenue, which consists of our brand name electrosurgical devices and accessories, cauteries, penlights, lighting, colposcopes and other similar products, increased 6.8% or approximately $0.9 million for the six months ended June 30, 2017, when compared with 2016. The OEM segment consists of proprietary products designed specifically for third party equipment manufacturers; revenue for this product line decreased 41.9% or approximately $1.1 million, due to a one-time order in the comparable period of 2016. Advanced Energy segment sales were $2.4 million, an increase of approximately 115.7% when compared to 2016.

For the six months ended June 30, 2017, the increase in electrosurgical sales was mainly attributable to an increase in sales of generators of $2.0 million and accessories of $0.2 million.

Our ten largest customers accounted for approximately 29.2% and 47.6% of trade receivables as of June 30, 2017 and 2016, respectively and approximately 51.7% and 56.2% of net revenues for the six months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017, McKesson and National Distribution & Contracting Inc. accounted for 15.5% and 10.1% of sales, while for the same period in 2016, McKesson and National Distribution & Contracting Inc. accounted for 16.5% and 9.6% of sales.

Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2017	2016	Change	2017	2016	Change
Cost of sales	$4,757	$4,595	3.5%	$8,920	$9,048	(1.4)%
Percentage of revenue	48.5%	49.4%		49.0%	53.0%

Gross profit	$5,042	$4,700	7.3%	$9,268	$8,022	15.5%
Percentage of revenue	51.5%	50.6%	0.9%	51.0%	47.0%	4.0%

Our gross profit increased by 7.3% and 15.5% or approximately $0.3 million and $1.2 million during the three and six months ended June 30, 2017 when compared to 2016. The increase was attributed to higher margins in the Advanced Energy segment, driven by higher volume and pricing mix on generator sales and in the Core segment, due to an improved product and pricing mix. The overall increase in margins was partially offset by lower margins in OEM due to a one time order during the comparable period in 2016. Additionally, comparable margins in the six months ended June 30, 2016 were negatively impacted due to a write down of approximately $484,000 for obsolete inventory.

We do not anticipate any material impact to our gross profit, material costs, or other costs as a result of the effect of inflation or any material impact of changing prices on net revenue.

Other Costs and Expenses

Research and development

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2017	2016	Change	2017	2016	Change
Research and Development expense	$696	$592	17.6%	$1,405	$1,259	11.6%
Percentage of revenue	7.1%	6.4%		7.7%	7.4%	0.3%

Bringing new, innovative products to market and enhancing existing products is a critical component of our strategy. As such, spending in R&D as a percentage of sales was 7.1% and 7.7% for the three and six months ended June 30, 2017, respectively. The increases over the same periods in 2016, were primarily driven by necessary case studies and trials for recently developed products, prior to commercialization.

BOVIE MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Professional services

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2017	2016	Change	2017	2016	Change
Professional services expense	$480	$396	21.2%	$870	$753	15.4%
Percentage of revenue	4.9%	4.3%	0.6%	4.8%	4.4%	0.4%

During the three and six months ended June 30, 2017, professional services expense increased approximately 21.2% and 15.4%, respectively, compared to the prior year. The change was attributable to increases in consulting agreements, related to the Advanced Energy segment and accounting and auditing expense.

Salaries and related costs

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2017	2016	Change	2017	2016	Change
Salaries and related expenses	$2,243	$2,200	2.0%	$4,703	$4,300	9.4%
Percentage of revenue	22.9%	23.7%		25.9%	25.2%

During the three months ended June 30, 2017, salaries and related expenses increased approximately 2.0% compared to the prior year. The increase was attributable to approximately $115,000 of incentive compensation, partially offset by approximately $73,000 related to decreases in other administrative expenses.

During the six months ended June 30, 2017, salaries and related expenses increased approximately 9.4% or approximately $0.4 million compared to the prior year. The increase was attributable to approximately $0.3 million of incentive compensation and $0.1 million related to administrative, direct sales force and associated management.

Selling, general and administrative expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2017	2016	Change	2017	2016	Change
SG&A Expense	$2,929	$2,022	44.9%	$5,333	$4,213	26.6%
Percentage of revenue	29.9%	21.8%		29.3%	24.7%

Selling, general and administrative expense increased by 44.9% or approximately $0.9 million for the three months ended June 30, 2017, when compared to 2016. We experienced increases in administrative and marketing expense of $0.6 million and sales commissions of $0.4 million, partially offset by decreases of $0.1 million in regulatory consulting and trade show expenses.

Selling, general and administrative expense increased by 26.6% or approximately $1.1 million for the six months ended June 30, 2017, respectively, when compared to 2016. We experienced increases in sales commissions of $0.5 million, administrative, regulatory and trade show expenses of $0.5 million and marketing of $0.3 million, partially offset by decreases in professional service and general insurance of $0.2 million.

BOVIE MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Other Income (Expense), net

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2017	2016	Change	2017	2016	Change
Interest expense, net	$(36)	$(50)	(28.0)%	$(67)	$(88)	(23.9)%
Percentage of revenue	(0.4)%	(0.5)%		(0.4)%	(0.5)%
Change in fair value of derivative liabilities	$38	$41	(7.3)%	$126	$128	(1.6)%
Percentage of revenue	0.4%	0.4%		0.7%	0.7%

Interest expense

Total net interest expense decreased for the three and six months ended June 30, 2017 as compared with 2016, due to a decline in the mortgage note principal balance.

Change in fair value of liabilities

On December 13, 2013, we entered into a securities purchase agreement pursuant to which we issued 3,500,000 shares of our newly designated Series A 6% Convertible Preferred Stock with a stated value of $2.00 per share and 5,250,000 warrants to purchase our common stock, at an exercise price of $2.387 per share. We also issued 525,000 warrants to the placement agent, of which 94,375 have a strike price of $2.387, remain outstanding as of June 30, 2017. The warrants are accounted for as derivative financial instruments at fair value and are re-valued each period.

On March 17, 2015, we completed transactions contemplated under an exchange agreement (the “Exchange Agreement”) entered into on March 11, 2015 with certain investors (the “Investors”) with respect to which Great Point Partners, LLC acts as investment manager. Pursuant to the terms of the Exchange Agreement, we issued 3,588,139 shares of our Series B Convertible Preferred Stock (the “Series B Preferred Stock”) in exchange for 3,500,000 shares of our Series A 6% Convertible Preferred Stock and warrants to purchase up to 5,250,000 shares of our common stock in the aggregate which were previously issued in conjunction with the sale of our Series A 6% Convertible Preferred Stock to the Investors in a December 13, 2013 offering, as well as accrued and unpaid preferred dividends. The Series B Preferred Stock issued at that time was convertible into an aggregate of 7,176,298 shares of our common stock, upon the terms set forth in the Certificate of Designation. The remaining Series B Preferred Stock at June 30, 2017 is convertible into an aggregate of 1,951,278 shares of our common stock.

At June 30, 2017, the placement agent warrants were valued at $0.1 million and we recognized a gain of $126,000.

Income Taxes

We recorded approximately $4,000 and $9,000 for tax provision during the three and six months ended June 30, 2017, respectively. A valuation allowance is required to be provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. Management evaluated the positive and negative evidence in determining the realizability of the net deferred tax asset. In determining the need for valuation allowance, we reviewed historic operating results, the current period operating results, as well as future income forecasts based on the projections, management concluded that it was not more likely that the Company should realize its net deferred tax assets through future operating results and the reversal of taxable temporary differences. If in the future we determine that we will be able to realize any of the net deferred tax assets, we will make adjustment to the valuation allowance, which would increase our income in the period that the determination is made.

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

Liquidity and Capital Resources

Our working capital at June 30, 2017 was approximately $18.5 million compared with $21.3 million at December 31, 2016. Accounts receivable days sales outstanding were 48 days and 43 days at June 30, 2017 and 2016, respectively. The number of days sales in inventory, which is the total inventory available for production divided by the 12-month average cost of materials, increased 12 days to 179 days equating to an inventory turn ratio of 2.00 at June 30, 2017 from 167 days and an inventory turn ratio of 2.00 at June 30, 2016. The higher number of days sales in inventory is mainly attributable to an inventory build in support of new, extended and improved product lines.

For the six months ended June 30, 2017, net cash used in operating activities was approximately $3.9 million compared with net cash used by operating activities of approximately $2.4 million for the same period in 2016. The net cash used in operating activities was attributed to $3.0 million of net loss, increases of inventory of $1.5 million and $1.1 million of 2016 incentive compensation paid in 2017, partially offset by other working capital cash inflows of $0.0 million and non-cash inflows of $0.8 million.

Net cash used in investing activities was attributed to purchases of property and equipment for approximately $151,000 during the six months ended June 30, 2017, compared to $41,000 cash used for the same period in 2016.

Cash used in financing activities of approximately $119,000 during the six months ended June 30, 2017, compared to cash used in financing activities of approximately $60,000 for the same period in 2016.

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

Borrowings under the Loan bear interest at LIBOR plus 3.5%, with a fixed monthly principal payment of $19,956. The interest rate at June 30, 2017 was 4.560%.

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

Approximate future expected principal and interest payments under the Loan agreement are as follows as of June 30, 2017:

(In thousands)
2017 (remaining six months)	$124
2018	247
2019	2,541
Total	$2,912

At June 30, 2017, we had purchase commitments for inventories totaling approximately $4.0 million, substantially all of which is expected to be purchased by the end of 2017.

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

It is our policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. To the extent that the probable tax outcome of these uncertain tax positions changes, such changes in estimate will impact the income tax provision in the period in which such determination is made. At June 30, 2017, we believe we have appropriately accounted for any unrecognized tax positions. To the extent we prevail in matters for which a liability for an unrecognized tax benefit is established or we are required to pay amounts in excess of the liability, our effective tax rate in a given financial statement period may be affected.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of June 30, 2017. Based upon that evaluation, our CEO and CFO concluded that, as of the end of that period, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f)) during the six months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Bovie Medical Corporation

Date: August 3, 2017	By:	/s/ Robert L. Gershon
Robert L. Gershon
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 3, 2017	By:	/s/ Jay D. Ewers
Jay D. Ewers
Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer)