Form 10-Q
period 2017-09-30
BOVIE MEDICAL Corp
filed 2017-11-03
CIK 719135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

or

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No ☒
As of October 30, 2017, 32,860,785 shares of the registrant’s $0.001 par value common stock were outstanding.

BOVIE MEDICAL CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended September 30, 2017
(Unaudited)

BOVIE MEDICAL CORPORATION

PART I.     Financial Information

ITEM 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data, Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$9,411	$14,456
Restricted cash	779	779
Trade accounts receivable, net of allowance of $154 and $118	4,077	4,733
Inventories, net	7,335	6,158
Prepaid expenses and other current assets	634	413
Total current assets	22,236	26,539
Property and equipment, net	6,376	6,449
Brand name and trademark	1,510	1,510
Purchased technology and license rights, net	189	215
Goodwill	185	185
Deposits	84	109
Other assets	119	103
Total assets	$30,699	$35,110

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,387	$1,606
Accrued payroll	193	419
Accrued vacation	330	404
Current portion of mortgage note payable	239	239
Accrued and other liabilities	2,657	2,604
Total current liabilities	4,806	5,272
Mortgage note payable, net of current portion	2,515	2,694
Note payable	140	140
Deferred rents	11	14
Deferred tax liability	564	564
Derivative liabilities	146	203
Total liabilities	8,182	8,887
STOCKHOLDERS' EQUITY
Series B convertible preferred stock, $0.001 par value; 3,588,139 authorized and zero issued and outstanding as of September 30, 2017 and 3,588,139 authorized and 975,639 issued and outstanding as of December 31, 2016, respectively	—	1
Common stock, $0.001 par value; 75,000,000 shares authorized; 32,975,174 issued and 32,832,095 outstanding as of September 30, 2017 and 40,000,000 shares authorized; 31,002,832 issued and 30,859,753 outstanding as of December 31, 2016, respectively	33	31
Additional paid-in capital	50,156	49,625
Accumulated deficit	(27,672)	(23,434)
Total stockholders' equity	22,517	26,223
Total liabilities and stockholders' equity	$30,699	$35,110
The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Sales	$9,347	$10,063	$27,535	$27,133
Cost of sales	4,753	5,002	13,673	14,049
Gross profit	4,594	5,061	13,862	13,084
Other costs and expenses:
Research and development	610	681	2,015	1,941
Professional services	421	292	1,291	1,045
Salaries and related costs	2,080	2,192	6,783	6,492
Selling, general and administrative	2,617	2,141	7,950	6,354
Total other costs and expenses	5,728	5,306	18,039	15,832
Loss from operations	(1,134)	(245)	(4,177)	(2,748)
Interest expense, net	(36)	(37)	(103)	(125)
Change in fair value of derivative liabilities	(69)	(683)	57	(555)
Total other loss, net	(105)	(720)	(46)	(680)
Loss before income taxes	(1,239)	(965)	(4,223)	(3,428)
Income tax expense	6	—	15	—
Net loss	$(1,245)	$(965)	$(4,238)	$(3,428)

Loss per share
Basic	$(0.04)	$(0.04)	$(0.14)	$(0.13)
Diluted	$(0.04)	$(0.04)	$(0.14)	$(0.13)

Weighted average number of shares outstanding - basic	31,078	27,075	30,932	27,059
Weighted average number of shares outstanding - dilutive	31,078	27,075	30,932	27,059

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, Unaudited)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance December 31, 2015	1,976	$2	27,051	$27	$42,859	$(19,484)	$23,404
Options exercised	—	—	31	—	119	—	119
Warrants exercised	—	—	133	—	316	—	316
Stock based compensation	—	—	—	—	533	—	533
Stock swap to acquire options and warrants	—	—	(73)	—	(315)	—	(315)
Net loss	—	—	—	—	—	(3,428)	(3,428)
Balance September 30, 2016	1,976	$2	27,142	$27	$43,512	$(22,912)	$20,629

Balance December 31, 2016	976	$1	30,860	$31	$49,625	$(23,434)	$26,223
Options exercised	—	—	21	—	275	—	275
Conversion of Series B convertible preferred to common stock	(976)	(1)	1,951	2	(1)	—	—
Stock based compensation	—	—	—	—	532	—	532
Stock swap to acquire options and warrants	—	—	—	—	(275)	—	(275)
Net loss	—	—	—	—	—	(4,238)	(4,238)
Balance September 30, 2017	—	$—	32,832	$33	$50,156	$(27,672)	$22,517

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(4,238)	$(3,428)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	527	556
Provision for inventory obsolescence	203	365
Gain on disposal of property and equipment, net	3	19
Stock based compensation	532	533
Change in fair value of derivative liabilities	(57)	555
Provision for allowance for doubtful accounts	128	126
Provision for deferred taxes	—	25
Changes in current assets and liabilities:
Trade receivables	528	(1,070)
Prepaid expenses	(221)	(48)
Inventories	(1,380)	(337)
Deposits and other assets	9	312
Accounts payable	(219)	436
Accrued and other liabilities	(250)	(337)
Net cash used in operating activities	(4,435)	(2,293)
Cash flows from investing activities
Purchases of technology, property and equipment	(431)	(182)
Net cash used in investing activities	(431)	(182)
Cash flows from financing activities
Proceeds from stock options/warrants exercised	—	119
Change in restricted cash	—	60
Repayment of mortgage note payable	(179)	(180)
Net cash used in financing activities	(179)	(1)
Net change in cash and cash equivalents	(5,045)	(2,476)
Cash and cash equivalents, beginning of period	14,456	11,805
Cash and cash equivalents, end of period	$9,411	$9,329

Cash paid for:
Interest paid	$103	$125

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

Inventories consisted of the following:

(In thousands)	September 30, 2017	December 31, 2016
Raw materials	$5,145	$4,521
Finished goods	3,804	3,048
Gross inventories	8,949	7,569
Less: reserve for obsolescence	(1,614)	(1,411)
Net inventories	$7,335	$6,158

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 3.     INTANGIBLE ASSETS

Intangible assets consisted of the following:

(In thousands)	September 30, 2017	December 31, 2016
Brand name and trademark (life indefinite)	$1,510	$1,510

Purchased technology (5-17 year lives)	$1,496	$1,441
Less: accumulated amortization	(1,307)	(1,226)
Purchased technology, net	$189	$215

Goodwill	$185	$185

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

Amortization of intangible assets was $27,000 and $81,000 for the three and nine months ended September 30, 2017, respectively, as compared with $27,000 and $81,000 for the three and nine months ended September 30, 2016. Amortization expense is classified within selling, general and administration expenses in the consolidated statements of operations.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on January 1, 2018. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We performed an analysis and concluded that the amendment will not have a material impact on our financial condition or results of operations.

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

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The following represents a reconciliation of the changes in fair value of warrants measured at fair value using Level 3 inputs during the nine months ended September 30, 2017:

(in thousands)	2013 Placement Agent Warrants
Balance, December 31, 2016	$203
Change in fair value	(57)
Balance, September 30, 2017 (1)	$146

(1)
The warrants are valued using a trinomial lattice valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in the model at September 30, 2017 included the market price of our common stock, an expected dividend yield of zero, the remaining period to the expiration date of the warrants, expected volatility of our common stock over the remaining life of the warrants of 2.0 years, estimated based on a review of our historical volatility of 60.290% and risk-free rates of return of 1.380% for the 2013 warrants based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the warrants. We also take into consideration a probability assumption for anti-dilution.

NOTE 6.     EARNINGS PER SHARE

We compute basic earnings per share (“basic EPS”) by dividing the net income or loss by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding. The following table provides the computation of basic and diluted earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2017	2016	2017	2016
Numerator:
Net loss available to common shareholders	$(1,245)	$(965)	$(4,238)	$(3,428)
Effect of dilutive securities:
Derivative liability - warrants	—	—	—	—
Numerator for dilutive loss per common share	$(1,245)	$(965)	$(4,238)	$(3,428)

Denominator:
Weighted average shares used to compute basic loss per common share	31,078	27,075	30,932	27,059
Effect of dilutive securities:
Derivative liability - warrants	—	—	—	—
Denominator for dilutive loss per common share	31,078	27,075	30,932	27,059

Basic loss per common share	$(0.04)	$(0.04)	$(0.14)	$(0.13)
Diluted loss per common share	$(0.04)	$(0.04)	$(0.14)	$(0.13)

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 7.     STOCK-BASED COMPENSATION

Under our stock option plans, our board of directors may grant options to purchase common shares to our key employees, officers, directors and consultants. We account for stock options in accordance with FASB ASC Topic 718, Compensation - Stock Compensation, with option expense amortized over the vesting period based on the trinomial lattice option-pricing model fair value on the grant date, which includes a number of estimates that affect the amount of our expense. We expensed approximately $191,000 and $532,000 in stock-based compensation during the three and nine months ended September 30, 2017, respectively, as compared with $173,000 and $533,000 for the three and nine months ended September 30, 2016.

The status of our stock options and stock awards are summarized as follows:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2016	3,752,209	$3.04
Granted	628,000	3.26
Exercised	(104,500)	2.64
Canceled and forfeited	(196,803)	4.99
Outstanding at September 30, 2017	4,078,906	$2.99

Common shares required to be issued upon the exercise of stock options and warrants would be issued from our authorized and unissued shares. We calculated the fair value of issued options utilizing a trinomial lattice with an expected life calculated via the simplified method as we do not have sufficient history to determine actual expected life.

	2017 Grants
Option value	$1.73	-	$2.34
Risk-free rate	1.5%
Expected dividend yield	—%
Expected volatility	68.0%
Expected term (in years)	6

NOTE 8.     INCOME TAXES

The Company's income tax expense was $6,000 with an effective tax rate of 0.0% and $15,000 with an effective tax rate of 0.0% for the three and nine months ended September 30, 2017, respectively, as compared to $0 with an effective tax rate of 0.0% for both the three and nine months ended September 30, 2016. The Company's effective tax rate differs from the statutory rate primarily due to the change in the valuation allowance on the Company's net deferred tax assets with a finite life.

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

For the nine months ended September 30, 2017, we do not believe we had any significant uncertain tax positions nor did we have any interest or penalties related to any significant uncertain tax positions.

The Company is subject to U.S. federal income tax, state income tax and Bulgarian income tax. Until the respective statutes of limitations expire (which may be as much as 20 years while we have unused NOL's), we are subject to income tax audits in the jurisdictions in which we operate.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 9.     COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Property and Rental Agreements

In March 2014, we signed a lease for offices located in Purchase, New York. The lease is for 3,650 square feet of office space with a monthly cost of approximately $13,916 per month for the lease expiring in June 2019.

In October 2015, pursuant to our acquisition of Bovie Bulgaria, we are obligated to pay a lease of $5,114 per month, expiring in December 2021, for 18,745 square feet of office, research and manufacturing space in Sofia, Bulgaria.

The following is a schedule of approximate future minimum lease payments under operating leases as of September 30, 2017:

(In thousands)
2017 (remaining three months)	$47
2018	189
2019	132
2020	73
2021	73
Total	$514

Rent expense was approximately $41,385 and $126,711 for the three and nine months ended September 30, 2017, respectively compared to $57,720 and $140,000 for the three and nine months ended September 30, 2016.

Purchase Commitments

At September 30, 2017, we had purchase commitments for inventories totaling approximately $3.6 million, substantially all of which is expected to be purchased by the end of 2017.

Concentrations

With respect to receivables, our ten largest customers accounted for approximately 35.3% and 41.3% of trade receivables as of September 30, 2017 and 2016, respectively, and approximately 50.0% and 56.9% of net revenues for the nine months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017, McKesson and National Distribution & Contracting Inc. accounted for 15.7% and 9.3% of sales, while for the same period in 2016, McKesson and National Distribution & Contracting Inc. accounted for 15.0% and 9.0% of sales.

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

A relative of Moshe Citronowicz, Bovie’s Senior Vice President, is considered a related party. Arik Zoran is a consultant of the Company doing business as AR Logic, Inc., a consulting firm owned by Arik Zoran, Mr. Citronowicz’s brother. The Company has been working with AR Logic since 2011 and as of April 14, 2017, the Company agreed to a renewal contract and terms to continue the consulting arrangement, expiring December 31, 2017. AR Logic was paid consulting fees of approximately $33,333 and $129,366 for the three and nine months ended September 30, 2017, respectively compared to $81,000 and $158,000 for the three and nine months ended September 30, 2016.

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

Borrowings under the Loan bear interest at LIBOR plus 3.5%, with a fixed monthly principal payment of $19,956. The interest rate at September 30, 2017 was 4.732%.

The Loan documents contain customary financial covenants, including a covenant that the Company maintains a minimum liquidity, as defined, of $750,000. Should we desire to extend the Loan beyond July 20, 2019, we must maintain a Debt Service Coverage Ratio for each of the preceding four quarters of not less than 1.0 to 1.0.

Our future contractual obligations for agreements with initial terms greater than one year are as follows:

(In thousands)	Long-term debt
2017 (remaining three months)	$60
2018	239
2019	2,455
Total	$2,754

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

Prior to the first quarter of 2017, we disclosed only one reporting segment. Beginning in 2017, our reportable segments are disclosed as principally organized and managed as three operating segments: Core, OEM and Advanced Energy. We adopted reportable segments to align with changes in how we manage our business, review operating performance and allocate resources as a result of the growth in Advanced Energy and the differing behavior of the Core and OEM product lines. The Corporate & Other category includes certain unallocated corporate, operational, research and development and marketing costs which were not specifically attributed to any reportable segment. Net assets are shared, therefore, not allocated to the reportable segments. The OEM segment is primarily development contract and product driven, all related expenses are recorded as cost of sales, therefore no segment specific operating expenses are incurred.

Summarized financial information with respect to reportable segments is as follows:

	Three Months Ended September 30, 2017
(In thousands)	Core	OEM	Advanced Energy	Corporate (Other)	Total
Sales	$6,696	$525	$2,126	$—	$9,347

Income (loss) from operations (1)	1,699	323	(718)	(2,438)	(1,134)

Interest expense, net	—	—	—	(36)	(36)
Change in fair value of derivative liabilities	—	—	—	(69)	(69)
Income tax expense	—	—	—	6	6
Depreciation and amortization	—	—	—	171	171

	Three Months Ended September 30, 2016
(In thousands)	Core	OEM	Advanced Energy	Corporate (Other)	Total
Sales	$6,902	$1,762	$1,399	$—	$10,063

Income (loss) from operations	2,089	690	(707)	(2,317)	(245)

Interest expense, net	—	—	—	(37)	(37)
Change in fair value of derivative liabilities	—	—	—	(683)	(683)
Income tax expense	—	—	—	—	—
Depreciation and amortization	—	—	—	201	201

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	Nine Months Ended September 30, 2017
(In thousands)	Core	OEM	Advanced Energy	Corporate (Other)	Total
Sales	$20,959	$2,030	$4,546	$—	$27,535

Income (loss) from operations (1)	6,471	1,031	(3,821)	(7,858)	(4,177)

Interest expense, net	—	—	—	(103)	(103)
Change in fair value of derivative liabilities	—	—	—	57	57
Income tax expense	—	—	—	15	15
Depreciation and amortization	—	—	—	527	527

	Nine Months Ended September 30, 2016
(In thousands)	Core	OEM	Advanced Energy	Corporate (Other)	Total
Sales	$20,261	$4,351	$2,521	$—	$27,133

Income (loss) from operations	5,047	2,498	(3,331)	(6,962)	(2,748)

Interest expense, net	—	—	—	(125)	(125)
Change in fair value of derivative liabilities	—	—	—	(555)	(555)
Income tax expense	—	—	—	—	—
Depreciation and amortization	—	—	—	355	556

(1)
During the first and second quarter of 2017, marketing expenses were considered as attributable only to the Corporate (Other) segment in the line Income (loss) from operations. Beginning with the third quarter of 2017, it was determined that certain marketing expenses are attributable to specific segments. The disclosure of Income (loss) from operations was updated for the third quarter of 2017 to reflect marketing expense by segment.

We derive revenues from four major product lines: Electrosurgical, Cauteries, Lighting and Other products. We do not review or analyze our four major product lines below net sales. Sales for the product lines are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Sales by Product Line
Electrosurgical	$6,205	$5,690	$17,741	$15,020
Cauteries	1,696	1,863	5,224	5,417
Lighting	573	740	1,966	2,046
Other	873	1,770	2,604	4,650
Total	$9,347	$10,063	$27,535	$27,133

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

International sales represented approximately 14.6% and 14.0% of total revenues for the three and nine months ended September 30, 2017, respectively, as compared with 13.2% and 14.9% of total revenues for the three and nine months ended September 30, 2016. Substantially all of these sales are denominated in U.S. dollars. Revenue by geographic region, based on the "ship to" location on the invoice are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Sales by Domestic and International
Domestic	$7,978	$8,730	$23,678	$23,102
International	1,369	1,333	3,857	4,031
Total	$9,347	$10,063	$27,535	$27,133

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

Executive Level Overview

Bovie Medical Corporation (“Company”, “Bovie”, “we”, “us”, or “our”) was incorporated in 1982, under the laws of the State of Delaware and has its principal executive office at 4 Manhattanville Road, Suite 106, Purchase, NY 10577.

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

International sales represented approximately 14.6% and 14.0% of total revenues for the three and nine months ended September 30, 2017, respectively, as compared with 13.2% and 14.9% of total revenues for the three and nine months ended September 30, 2016, respectively. The decrease in international sales as a percentage of revenue during the nine months ended September 30, 2017, was driven pending product registration in foreign jurisdictions and large international purchase tenders that did not occur in the current period as compared to the same period of 2016. Management estimates our products have been sold in more than 150 countries through local dealers coordinated by sales and marketing personnel at the Clearwater, Florida facility. Our business is generally not seasonal in nature.

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

BOVIE MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations

Sales

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2017	2016	Change	2017	2016	Change
Sales by Reportable Segment
Core	$6,696	$6,902	(3.0)%	$20,959	$20,261	3.4%
OEM	525	1,762	(70.2)%	2,030	4,351	(53.3)%
Advanced Energy	2,126	1,399	52.0%	4,546	2,521	80.3%
Total	$9,347	$10,063	(7.1)%	$27,535	$27,133	1.5%

Sales by Product Line
Electrosurgical	$6,205	$5,690	9.1%	$17,741	$15,020	18.1%
Cauteries	1,696	1,863	(9.0)%	5,224	5,417	(3.6)%
Lighting	573	740	(22.6)%	1,966	2,046	(3.9)%
Other	873	1,770	(50.7)%	2,604	4,650	(44.0)%
Total	$9,347	$10,063	(7.1)%	$27,535	$27,133	1.5%

Sales by Domestic and International
Domestic	$7,978	$8,730	(8.6)%	$23,678	$23,102	2.5%
International	1,369	1,333	2.7%	3,857	4,031	(4.3)%
Total	$9,347	$10,063	(7.1)%	$27,535	$27,133	1.5%

Overall sales decreased by 7.1% or approximately $0.7 million for the three months ended September 30, 2017, when compared with 2016. Core segment revenue, which consists of our brand name electrosurgical devices and accessories, cauteries, penlights, lighting, colposcopes and other similar products, decreased 3.0% or approximately $0.2 million for the three months ended September 30, 2017, when compared with 2016. The OEM segment consists of proprietary products designed specifically for third party equipment manufacturers; revenue for this product line decreased 70.2% or approximately $1.2 million for the three months ended September 30, 2017, when compared with 2016, due to a one-time order in the comparable period of 2016. Advanced Energy segment sales were $2.1 million, an increase of approximately 52.0% for the three months ended September 30, 2017, when compared to 2016.

For the three months ended September 30, 2017, the increase in electrosurgical sales was mainly attributable to an increase in sales of generators of $0.6 million.

Overall sales increased by 1.5% or approximately $0.4 million for the nine months ended September 30, 2017, when compared with 2016. Core segment revenue, which consists of our brand name electrosurgical devices and accessories, cauteries, penlights, lighting, colposcopes and other similar products, increased 3.4% or approximately $0.7 million for the nine months ended September 30, 2017, when compared with 2016. The OEM segment consists of proprietary products designed specifically for third party equipment manufacturers; revenue for this product line decreased 53.3% or approximately $2.3 million for the nine months ended September 30, 2017, when compared to 2016, due to a one-time order in the comparable period of 2016. Advanced Energy segment sales were $4.5 million, an increase of approximately 80.3% for the nine months ended September 30, 2017, when compared to 2016.

For the nine months ended September 30, 2017, the increase in electrosurgical sales was mainly attributable to an increase in sales of generators of $2.6 million and accessories of $0.1 million.

BOVIE MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Our ten largest customers accounted for approximately 35.3% and 41.3% of trade receivables as of September 30, 2017 and 2016, respectively and approximately 50.0% and 56.9% of net revenues for the nine months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017, McKesson and National Distribution & Contracting Inc. accounted for 15.7% and 9.3% of sales, while for the same period in 2016, McKesson and National Distribution & Contracting Inc. accounted for 15.0% and 9.0% of sales.

During August and September 2017, we were impacted by Hurricanes Harvey in Texas and Irma in Florida. We derive a portion of our revenue from these two states and management believes we were negatively impacted, however we cannot quantify with certainty the amount of the financial impact. There was no significant asset damage at our facility in Clearwater, FL as a result of Hurricane Irma.

Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2017	2016	Change	2017	2016	Change
Cost of sales	$4,753	$5,002	(5.0)%	$13,673	$14,049	(2.7)%
Percentage of revenue	50.9%	49.7%		49.7%	51.8%

Gross profit	$4,594	$5,061	(9.2)%	$13,862	$13,084	5.9%
Percentage of revenue	49.1%	50.3%	(1.2)%	50.3%	48.2%	2.1%

Our gross profit decreased by 9.2% or approximately $0.5 million during the three months ended September 30, 2017 when compared to 2016. Margins were negatively impacted due to a write down of approximately $370,000 for obsolete inventory related to our first generation J-Plasma products that have been substantially upgraded to our current generation. The overall decrease in margins was partially offset by higher margins in the Advanced Energy segment, driven by higher volume and pricing mix on generator sales.

Our gross profit increased by 5.9% or approximately $0.8 million during the nine months ended September 30, 2017 when compared to 2016. The increase was attributed to higher margins in the Advanced Energy segment, driven by higher volume and pricing mix.

We do not anticipate any material impact to our gross profit, material costs, or other costs as a result of the effect of inflation or any material impact of changing prices on net revenue.

Other Costs and Expenses

Research and development

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2017	2016	Change	2017	2016	Change
Research and Development expense	$610	$681	(10.4)%	$2,015	$1,941	3.8%
Percentage of revenue	6.5%	6.8%		7.3%	7.2%	0.1%

Bringing new, innovative products to market and enhancing existing products is a critical component of our strategy. As such, spending in R&D as a percentage of sales was 6.5% and 7.3% for the three and nine months ended September 30, 2017, respectively.

BOVIE MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Professional services

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2017	2016	Change	2017	2016	Change
Professional services expense	$421	$292	44.2%	$1,291	$1,045	23.4%
Percentage of revenue	4.5%	2.9%	1.6%	4.7%	3.9%	0.8%

During the three and nine months ended September 30, 2017, professional services expense increased approximately 44.2% and 23.4%, respectively, compared to the prior year. The change was attributable to increases in legal and regulatory consulting expenses related to the Advanced Energy segment.
Salaries and related costs

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2017	2016	Change	2017	2016	Change
Salaries and related expenses	$2,080	$2,192	(5.1)%	$6,783	$6,492	4.5%
Percentage of revenue	22.3%	21.8%		24.6%	23.9%

During the three months ended September 30, 2017, salaries and related expenses decreased approximately 5.1% compared to the prior year. The change was attributable to decreases in administrative and personnel expenses, partially offset by increases in international salary expense.

During the nine months ended September 30, 2017, salaries and related expenses increased approximately 4.5% or approximately $0.3 million compared to the prior year. The increase was attributable to approximately $0.2 million of incentive compensation and $0.1 million related to administrative, direct sales force and associated management.

Selling, general and administrative expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2017	2016	Change	2017	2016	Change
SG&A Expense	$2,617	$2,141	22.2%	$7,950	$6,354	25.1%
Percentage of revenue	28.0%	21.3%		28.9%	23.4%

Selling, general and administrative expense increased by 22.2% or approximately $0.5 million for the three months ended September 30, 2017, when compared to 2016. We experienced increases in sales commissions of $0.3 million and administrative and marketing expense of $0.2 million.

Selling, general and administrative expense increased by 25.1% or approximately $1.6 million for the nine months ended September 30, 2017, when compared to 2016. We experienced increases in sales commissions of $0.8 million, administrative and regulatory expenses of $0.7 million and marketing of $0.4 million, partially offset by decreases in trade shows and general insurance of $0.3 million.

BOVIE MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Other Income (Expense), net

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2017	2016	Change	2017	2016	Change
Interest expense, net	$(36)	$(37)	(2.7)%	$(103)	$(125)	(17.6)%
Percentage of revenue	(0.4)%	(0.4)%		(0.4)%	(0.5)%
Change in fair value of derivative liabilities	$(69)	$(683)	(89.9)%	$57	$(555)	(110.3)%
Percentage of revenue	(0.7)%	(6.8)%		0.2%	(2.0)%

Interest expense

Total net interest expense decreased for the three and nine months ended September 30, 2017 as compared with 2016, due to a decline in the mortgage note principal balance.

Change in fair value of liabilities

On December 13, 2013, we entered into a securities purchase agreement pursuant to which we issued 3,500,000 shares of our newly designated Series A 6% Convertible Preferred Stock with a stated value of $2.00 per share and 5,250,000 warrants to purchase our common stock, at an exercise price of $2.387 per share. We also issued 525,000 warrants to the placement agent, of which 94,375 remain outstanding, as of September 30, 2017, and have a strike price of $2.387. The warrants are accounted for as derivative financial instruments at fair value and are re-valued each period. At September 30, 2017, the placement agent warrants were valued at $0.1 million and for the nine months ended September 30, 2017, we recognized a non-cash gain of $57,000.

On March 17, 2015, we completed transactions under an exchange agreement (the “Exchange Agreement”) entered into on March 11, 2015 with certain investors (the “Investors”) with respect to which Great Point Partners, LLC acts as investment manager. Pursuant to the terms of the Exchange Agreement, we issued 3,588,139 shares of our Series B Convertible Preferred Stock (the “Series B Preferred Stock”) in exchange for 3,500,000 shares of our Series A 6% Convertible Preferred Stock and warrants to purchase up to 5,250,000 shares of our common stock in the aggregate which were previously issued in conjunction with the sale of our Series A 6% Convertible Preferred Stock to the Investors in a December 13, 2013 offering, as well as accrued and unpaid preferred dividends. The Series B Preferred Stock issued at that time was convertible into an aggregate of 7,176,298 shares of our common stock, upon the terms set forth in the Certificate of Designation. On September 20, 2017, 975,639 shares of Series B Preferred Stock were converted into 1,951,278 shares of our common stock.

Income Taxes

We recorded an income tax expense of $6,000 and $15,000 during the three and nine months ended September 30, 2017, respectively. A valuation allowance is required to be provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. Management evaluated the positive and negative evidence in determining the realizability of the net deferred tax asset. In determining the need for valuation allowance, we reviewed historic operating results, the current period operating results, as well as future income forecasts based on the projections, management concluded that it was not more likely that the Company should realize its net deferred tax assets through future operating results and the reversal of taxable temporary differences. If in the future we determine that we will be able to realize any of the net deferred tax assets, we will make adjustment to the valuation allowance, which would increase our income in the period that the determination is made.

Product Development

We have developed most of our products and product improvements internally. Funds for this development have come primarily from our internal cash flow and equity issuances. We maintain close working relationships with physicians and medical personnel in hospitals and universities who assist in product research and development. New and improved products play a critical role in our sales growth. We continue to emphasize the development of proprietary products and product improvements to complement and expand our existing product lines. Our research and development team members are based in our Clearwater, Florida facility and our facility in Sofia, Bulgaria.

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

Liquidity and Capital Resources

Our working capital at September 30, 2017 was approximately $17.4 million compared with $21.3 million at December 31, 2016. Accounts receivable days sales outstanding were 40 days and 41 days at September 30, 2017 and 2016, respectively. The number of days sales in inventory, which is the total inventory available for production divided by the 12-month average cost of materials, increased 1 day to 152 days equating to an inventory turn ratio of 1.92 at September 30, 2017 from 151 days and an inventory turn ratio of 2.30 at September 30, 2016. The lower inventory turn ratio is mainly attributable to an inventory build in support of new, extended and improved product lines.

For the nine months ended September 30, 2017, net cash used in operating activities was approximately $4.4 million compared with net cash used by operating activities of approximately $2.3 million for the same period in 2016. The net cash used in operating activities was attributed to $4.2 million of net loss, increases of inventory of $1.4 million, partially offset by non-cash inflows of $1.2 million.

Net cash used in investing activities was attributed to purchases of property and equipment for approximately $431,000 during the nine months ended September 30, 2017, compared to $182,000 cash used for the same period in 2016.

Cash used in financing activities was approximately $179,000 during the nine months ended September 30, 2017, compared to cash used in financing activities of approximately $1,000 during the same period in 2016.

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

Borrowings under the Loan bear interest at LIBOR plus 3.5%, with a fixed monthly principal payment of $19,956. The interest rate at September 30, 2017 was 4.732%.

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

Approximate future expected principal and interest payments under the Loan agreement are as follows as of September 30, 2017:

(In thousands)
2017 (remaining three months)	$62
2018	247
2019	2,541
Total	$2,850

At September 30, 2017, we had purchase commitments for inventories totaling approximately $3.6 million, substantially all of which is expected to be purchased by the end of 2017.

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

It is our policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. To the extent that the probable tax outcome of these uncertain tax positions changes, such changes in estimate will impact the income tax provision in the period in which such determination is made. At September 30, 2017, we believe we have appropriately accounted for any unrecognized tax positions. To the extent we prevail in matters for which a liability for an unrecognized tax benefit is established or we are required to pay amounts in excess of the liability, our effective tax rate in a given financial statement period may be affected.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of September 30, 2017. Based upon that evaluation, our CEO and CFO concluded that, as of the end of that period, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f)) during the nine months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.4	Certificate of Designation of Series B Preferred Stock (Incorporated by reference to Exhibit 3.1 on Form 8-K filed on March 11, 2015.
3.5*	Certificate of Amendment of the Certificate of Incorporation of the Registrant.
31.1*	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 202
31.2*	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 202
32.1*	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 202
32.2*	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 202
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Label Presentation Document

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

Bovie Medical Corporation

Date: November 3, 2017	By:	/s/ Robert L. Gershon
Robert L. Gershon
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 3, 2017	By:	/s/ Jay D. Ewers
Jay D. Ewers
Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer)