Form 10-K
period 2017-12-31
BOVIE MEDICAL Corp
filed 2018-03-13
CIK 719135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number: 0-12183

BOVIE MEDICAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	11-2644611
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5115 Ulmerton Road, Clearwater, FL 33760
(Address of principal executive offices, zip code)
(727) 384-2323
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No ☒
The aggregate market value of the common stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock on the NYSE MKT exchange, as of June 30, 2017, the registrant’s most recently completed second fiscal quarter, was approximately $70.9 million.
As of March 9, 2018, 33,021,170 shares of the registrant’s $0.001 par value common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

BOVIE MEDICAL CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K

December 31, 2017

i

BOVIE MEDICAL CORPORATION

Cautionary Notes Regarding “Forward-Looking” Statements

We have included or incorporated by reference into this report, and fro time to time may make in our public filings, press releases or other public statements, certain statements that may constitute forward-looking statements. These include without limitation those under “Business” in Part I, Item 1, “Risk Factors” in Part I, Item 1A, “Legal Proceedings” in Part I, Item 3, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, and “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A. In addition, our management my make forward-looking statements to analysts, investors, representatives of the media and others. These forward-looking statements are not historical facts and represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and beyond our control. We may, in some cases, use words such as “project”, “believe”, “anticipate”, “plan”, “expect”, “estimate”, “intend”, “should”, “would”, “could”, “potentially”, “may” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements.

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying important factors that, individually or in the aggregate, could cause actual results to differ materially from those contained in any forward- looking statements made by us. Any such forward-looking statements are qualified by reference to the following cautionary statements.

Forward-looking statements in this report are subject to a number of risks and uncertainties, some of which are beyond our control, including, among other things:

•
changes in general economic, business or demographic conditions or trends in the U.S. or throughout the world or changes in the political environment, including changes in GDP, interest rates and inflation;

•
our ability to conclude a sufficient number of attractive growth projects, deploy growth capital in amounts consistent with our objectives in the prosecution of those and achieve targeted risk-adjusted returns on any growth project, including the commercialization of our J-Plasma technology;

•
the regulatory environment, including our ability to gain requisite approval from the Food and Drug Administration, and the ability to estimate compliance costs, comply with any changes thereto, rates implemented by regulators, and our relationships and rights under and contracts with governmental agencies and authorities;

•	disruptions or other extraordinary or force majeure events and the ability to insure against losses resulting from such events or disruptions;

•	sudden or extreme volatility in commodity prices;

•	changes in competitive dynamics affecting our business and the medical device industry as a whole;

•	technological innovations leading to increased competition in the medical device industry;

•	our ability to service, comply with the terms of and refinance at maturity our indebtedness, including due to dislocation in debt markets;

•	changes in healthcare policy;

•	our ability to make alternate arrangements to account for any disruptions or shutdowns that may affect suppliers’ facilities or the operations upon which our business is dependent;

•	our ability to implement operating and internal growth strategies;

•	environmental risks, including the impact of climate change and weather conditions;

•	the impact of weather events, including potentially hurricanes, tornadoes and/or seasonal extremes;

•	unplanned outages and/or failures of technical and mechanical systems;

•	changes in U.S. income tax laws;

•	work interruptions or other labor stoppages;

Our actual results, performance, prospects or opportunities could differ materially from those expressed in or implied by the forward-looking statements. A description of risks that could cause our actual results to differ appears under the caption “Risk Factors” in Part I, Item 1A and elsewhere in this report. It is not possible to predict or identify all risk factors and you should not consider that description to be a complete discussion of all potential risks or uncertainties that could cause actual results to differ.

In light of these risks, uncertainties and assumptions, you should not place undue reliance on any forward-looking statements. The forward-looking events discussed in this report may not occur. These forward-looking statements are made as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should, however, consult further disclosures we may make in future filings with the Securities and Exchange Commission (SEC). Past performance is not an indicator of future results.

ii

BOVIE MEDICAL CORPORATION

PART I

ITEM 1. Business

General

Bovie Medical Corporation (“Company”, “Bovie Medical”, “we”, “us”, or “our”) was incorporated in 1982, under the laws of the State of Delaware and has its principal executive office at 5115 Ulmerton Road, Clearwater, FL 33760.

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

Our objective is to achieve profitable, sustainable growth by increasing our market share in the advanced energy category, including the commercialization of products that have the potential to be transformational with respect to the results they produce for surgeons and patients. In order to achieve this objective, we plan to leverage our long history in the industry, along with the reputation for quality and reliability that the Bovie brand enjoys within the medical community. At the same time, we will expand our product offerings beyond radio frequency devices, move forward with research and developments projects aimed at creating value within our existing product portfolio, build our pipeline of new complementary products, and utilize multiple channels to bring new and existing products to market.

We are working to build our position in advanced electrosurgical generators and disposables, which can be used in diversified niche markets with minimally invasive surgical instruments, while furthering our status as a pioneer in plasma technology and its various medical applications.

Significant Subsidiaries

Aaron Medical Industries, Inc. is a wholly-owned Florida corporation based in Clearwater, Florida. It is principally engaged in the business of marketing our medical products through distributors worldwide under the Bovie name.

Bovie Bulgaria, EOOD is a wholly-owned limited liability company incorporated under Bulgarian law, located in Sofia, Bulgaria. It is engaged in the business of engineering and manufacturing our electrosurgical and OEM generators and accessories.

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

BOVIE MEDICAL CORPORATION

Intellectual Property

We rely on our intellectual property that we have developed or acquired over the years including patents, trade secrets, technical innovations and various licensing agreements to provide our future growth and build our competitive position. We have been issued 41 patents in the United States and 23 foreign patents. We have 12 pending patent applications in the United States and 9 pending foreign applications. Our intellectual property portfolio for the technology and products related to Advanced Energy products is included in these totals and continues to grow. Specific to Advanced Energy products, we have been issued 21 U.S. and 6 foreign patents and we have 12 U.S. and 9 foreign applications pending. As we continue to expand our intellectual property portfolio we believe it is critical for us to continue to invest in filing patent applications to protect our technology, inventions and improvements. However, we can give no assurance that competitors will not infringe on our patent rights or otherwise create similar or non-infringing competing products that are technically patentable in their own right.

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

During the fourth quarter of 2015, we acquired all of the outstanding shares of Bovie Bulgaria, EOOD. Bovie Bulgaria operates an 18,745 square foot ISO13485 certified and FDA registered manufacturing facility located in the capital city of Sofia, which houses manufacturing, development and assembly operations.

We also have collaborative arrangements with three foreign suppliers under which we request the development of certain items and components, which we purchase pursuant to purchase orders. Our purchase order commitments are never more than one year in duration and are supported by our sales forecasts.

Backlog

The value of unshipped factory orders is not material.

Employees

At December 31, 2017, we had 211 full-time employees world-wide, of whom 4 were executive officers, 36 supervisory personnel, 14 sales personnel and 157 technical support, administrative and production employees. None of our current employees are covered by a collective bargaining agreement and we have never experienced a work stoppage. We consider our employee relations to be good.

BOVIE MEDICAL CORPORATION

Our Three Business Segments

We manage our business through three reportable operating segments: Core, OEM, and Advanced Energy.

For the year ended December 31, 2017, our Core segment contributed 73.7% of our consolidated total revenue, our OEM segment contributed 6.7% of our consolidated total revenue and our Advanced Energy segment contributed 19.6% of our consolidated total revenue.

Core Segment

Overview

Our Core segment manufactures and markets various medical products, both under private label and the Bovie brands (Bovie, IDS and DERM), to distributors worldwide, which distribute to more than 6,000 hospitals and to doctors and other healthcare facilities. New distributors are contacted through responses to our advertising in international and domestic medical journals and our presence at domestic and international trade shows.

Customers

We sell our Core products through major distributors which include Cardinal Health, Independent Medical Co-Op Inc. (IMCO), McKesson Medical Surgical, Inc., National Distribution and Contracting Inc. (NDC), Henry Schein, Medline, and Owens & Minor and have manufacturing agreements for private label of certain products with these and others.

Products

Core products consist of electrosurgery generators and accessories, battery-operated cauteries, lighting, nerve locators, eye-bubbles, penlights, and a variety of other products.

Electrosurgery Products

Electrosurgery is our largest product line and includes desiccators, generators, electrodes, electrosurgical pencils and various ancillary disposable products. These electrosurgical products are used during surgical procedures in gynecology, urology, plastic surgery, dermatology and other surgical markets, including veterinary, for the cutting and coagulation of tissue. It is estimated that electrosurgery is used in 80% of all surgical procedures. Our electrosurgery products fall under two categories, monopolar and bipolar. Monopolar products require the use of a grounding pad attached to the patient for the return of the electrical current, while bipolar products consist of two electrodes; one for the inbound current and one for the return current and therefore do not require the use of a grounding pad.

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

DERM A942™, Bantam|Pro A952™ and Specialist|Pro A1250S

Bovie’s line of electrosurgical generators has been recently updated with added features and to provide a more modern look for today’s physician office.

The new Bovie DERM A942 is a low powered 40-watt high frequency desiccator designed primarily for dermatology. These units are used mainly for removing skin lesions and growths as well as for coagulation in office-based procedures.

BOVIE MEDICAL CORPORATION

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

The Bovie Specialist|Pro A1250S is a 120-watt multipurpose electrosurgery generator. The unit features monopolar and bipolar functions with pad sensing and is designed to operate like the larger operating room generator in a reduced size. This product is considered to be ideally suited for office-based procedures in the specialties of gynecology, plastic surgery and urology.

Bovie Surgi-Center|Pro A2350 - IDS210 and Bovie OR|Pro A3350 - IDS310

To address market demand for more powerful electrosurgical generators, Bovie developed 200, 300 and 400-watt multipurpose digital electrosurgery generators designed for the surgi-center market and the hospital outpatient and inpatient markets. This equipment includes digital hardware that enables very high parallel data processing throughout the operation or procedure. All data is sampled and processed digitally. For the first time in electrosurgery, generators are able to measure tissue impedance in real time (5,000 times a second) thanks to the utilization of digital technology. The design of these units is based on a digital feedback system. By using dedicated digital hardware in place of a general purpose controller for processing data, our equipment enables the power to be adjusted as the impedance varies, to deliver a consistent clinical effect.

Bovie Surgi-Center|Pro A2350 and IDS210 are 200-watt generators that have the capability to be used in the majority of procedures performed today in surgi-center or outpatient settings. Although 200 watts is adequate to do most procedures in the operating room, 300 watts is considered the standard and believed to be what most hospitals and surgi-centers will require. To meet this requirement, we developed the Bovie OR|Pro A3350 - IDS 310. The Bovie OR|Pro and IDS 310 incorporate the best features of the IDS 300 and upgrade its capabilities by providing additional bipolar options, including the 225-watt Bovie bipolar and an auto bipolar feature. The 300 watt units also offer the capability to utilize two pencils with simultaneous activation in fulguration mode. In addition, these newer models meet new standards required to sell these products in many of the global markets. The Bovie IDS 400 is a 400-watt generator designed primarily for sale in markets outside of the United States. These units feature both monopolar and bipolar functions, have pad and tissue sensing and include nine blended cutting setting.

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

Cauteries

Battery Operated Cauteries

Battery operated cauteries were originally designed for precise hemostasis (to stop bleeding) in ophthalmology. The current use of cauteries has been substantially expanded to include a broad range of applications. Battery operated cauteries are primarily sterile one-time use products. We have continued to improve our offering and in 2016, had a patent issued covering our snap design cautery. It features a switch mechanism that dramatically reduces the potential for accidental activation. We manufacture one of the broadest lines of cauteries in the world, including but not limited to, a line of replaceable battery and replaceable tip cauteries, which are popular in veterinary and overseas markets.

BOVIE MEDICAL CORPORATION

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

Competition

We compete with numerous manufacturers and distributors of medical supplies and devices, many of which are large and well-established. With the exception of endoscopic instrumentation, which are sold directly or through distribution partners to the end-user under our own brand, many of our products are private labeled. The majority of the products in our core business are sold through distributors under the Bovie label. The balance is private labeled for major distributors who sell it under their own name. By having private labeled and branded distribution, we are able to increase our position in the marketplace and compete with much larger organizations. While our private label customers distribute products through their internal sales force, the majority of our products are sold through distributors which increase our sales potential and help level the playing field relative to our large competitors that sell direct. Domestically, we continue to believe that we have a substantial market share in the field of electrosurgical generator manufacturing through our Bovie branded and OEM units.

Our main competitors in electrosurgical and accessory markets are Valleylab (a division of Medtronic), Conmed and Erbe Electromedizine. In the battery-operated cautery market, our main competitor is Beaver Visitec and in the endoscopic instrumentation market, it is Ethicon (a division of Johnson and Johnson) and Covidien Surgical Solutions.

OEM Segment

Overview

The Company leverages its expertise in the design, development and manufacturing of electrosurgical equipment by producing equipment for large, well-known medical device manufacturers through original equipment manufacturing (OEM) agreements, as well as start-up companies with the need for our energy based designs. These OEM and private label arrangements and our use of the Bovie brands enable us to gain greater market share for the distribution of our products.

Advanced Energy Segment

Overview

The Advanced Energy Segment consists primarily of J-Plasma; a patented helium-based plasma surgical product which we believe has the potential to be a transformational product for surgeons. J-Plasma has US FDA clearance, CE mark, and clearance for sale in multiple other countries and is generally indicated for the cutting, coagulation and ablation of soft tissue. The J-Plasma system consists of an electrosurgical generator unit (ESU), a handpiece and a supply of helium gas. Radiofrequency (RF) energy is delivered to the handpiece by the ESU and used to energize an electrode. When helium gas passes over the energized electrode, helium plasma is generated which allows for conduction of the RF energy from the electrode to the patient in the form of a precise helium plasma beam. The energy delivered to the patient via the helium plasma beam is very precise and cooler in temperature in comparison to other surgical energy modalities such as standard RF monopolar energy. J-Plasma has been the subject of ten white papers and has been cited therein for its clinical utility in gynecological and plastic surgery procedures.

BOVIE MEDICAL CORPORATION

Our J-Plasma product initially received FDA clearance in 2012 and a CE mark in December, 2014, which enables us to sell the product in the European Union. In 2014, we created and trained a direct sales force dedicated to J-Plasma. In 2015, we continued the commercialization process for J-Plasma with a multi-faceted strategy designed to accelerate adoption of the product. This strategy primarily involved deployment of a dedicated sales force, extending and customizing the J-Plasma product line and expanding the surgical specialties in which J-Plasma can become the “standard of care“ for certain procedures.

By the end of 2017, we had 17 field-based selling professionals and a network of 14 independent manufacturing representatives, resulting in a total sales force of 31. This is a surgery based selling organization with its focus on the use of J-Plasma for surgical procedures.

From 2015 through 2017, we launched numerous new J-Plasma products in an effort to target new surgical procedures, users, and markets. As a result of our sales, marketing and product development initiatives, we have significantly increased the number of physicians using J-Plasma by expanding usage to include the surgical oncology market and the cosmetic surgery market.

In 2017 specifically, we launched an updated version of the Bovie Ultimate generator, and a new J-Plasma handpiece for open surgical procedures. The updated version of the Bovie Ultimate generator and the new handpieces allow for the combination of our trademarked Cool-Coag technology and J-Plasma into one, multiple purpose handpiece. Cool-Coag combines standard monopolar coagulation waveforms with helium to provide three distinct modes to stop bleeding including a high fulguration/spray effect. During the second quarter of 2017, we refocused our U.S. sales team into the cosmetic surgery market. Since that time, we have seen a significant increase in the number of physicians using J-Plasma in the cosmetic surgery market.

In order to assist us in leveraging J-Plasma’s precision and effectiveness in multiple surgical specialties, we launched a Medical Advisory Board in 2015 which is currently comprised of surgeons who are recognized leaders in GYN, urology, cardiovascular and cardiothoracic surgery. In 2017, we added an additional surgeon to this board from the cosmetic surgical specialty.

In 2018, our J-Plasma commercial strategy in the U.S. will be primarily focused on advancing the usage of J-Plasma in the cosmetic surgery market. In our international markets, we will also focus on cosmetic surgery and will continue to focus on the surgical oncology market. Our primary international focus will be on advancing the adoption of J-Plasma in the hospital setting. We believe the majority of our targeted procedures in international markets take place in the hospital surgical suite and believe the sales process is shorter in hospitals in international markets as compared to those in the United States. Also, in 2018, we will initiate a clinical and regulatory strategy to support our market focus, once complete, we will launch a corresponding marketing campaign.

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

Customers

We primarily sell our J-Plasma products through our direct sales force to physicians, surgical centers and hospitals.

Products

During 2017, Advanced Energy Products consisted of the J-Plasma line of products and the Plazxact arthroscopic bipolar ablator. The J-Plasma system consists of an electrosurgical generator unit (ESU), a handpiece and a supply of helium gas. Radiofrequency (RF) energy is delivered to the handpiece by the ESU and used to energize an electrode. When helium gas passes over the energized electrode, helium plasma is generated which allows for conduction of the RF energy from the electrode to the patient in the form of a precise helium plasma beam. The energy delivered to the patient via the helium plasma beam is very precise and cooler in temperature in comparison to other surgical energy modalities such as standard RF monopolar energy. The Plazxact arthroscopic bipolar ablator is used to ablate damaged, soft tissue in joint procedures to help improve function or reduce pain. The Plazxact system is designed with a very efficient tip design that allows the ablator to be activated with any standard electrosurgical generator. This eases and shortens the sales cycle for the product by removing the need to sell capital equipment to the hospital.

BOVIE MEDICAL CORPORATION

J-Plasma Generator

In June 2017, we launched the newest version of the Bovie Ultimate™ generator. The Bovie Ultimate 2.0 is a high frequency electrosurgical generator that can be used for delivery of RF energy and/or helium gas plasma to cut, coagulate and ablate soft tissue during open and laparoscopic surgical procedures. The generator offers users monopolar, bipolar and J-Plasma features in a single generator. It also powers the Cool-Coag technology that has been incorporated into the new Precise Open and Precise FLEX J-Plasma handpieces that were released in December 2017. These 2017 new product releases continue to expand the procedure base for J-Plasma by providing the surgeons with the tools they need to access additional anatomic locations and perform specific procedures.

J-Plasma Disposable Portfolio

We offer different hand pieces for open and laparoscopic procedures. The helium-based plasma generated from these devices have been shown to cause less thermal damage to tissue than CO2 laser, argon plasma and RF energy products currently available on the market. The technology has a general indication and can be used for cutting, coagulating and ablating soft tissue. The two primary specialties that are targeted in phase one of the product launch are surgical oncology and cosmetic surgery. The advantages of helium plasma continue to be studied throughout the medical and scientific communities. We believe that surgical applications are just one area of opportunity for this technology.

Competition

Currently, we are the only company with helium-based plasma and retractable blade products. However, there are RF based competitors, argon plasma competitors, and CO2 laser competitors for our target market. We believe our competitive position did not change in 2017.

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

BOVIE MEDICAL CORPORATION

The amount expended by us on research and development of our products during the years 2017, 2016 and 2015, totaled approximately $2.5 million, $2.6 million and $2.2 million, respectively. During the past three years, we invested substantial resources in the development and marketing of our Advanced Energy product technology. We have not incurred any direct costs relating to environmental regulations or requirements. For 2018, we expect to invest 6.5% to 7.0% of revenue for research and development activities.

Even if we are successful in developing and obtaining approval for our new product candidates, there are various circumstances that could prevent the successful commercialization of the products.

Our ability to successfully commercialize our products, including our J-Plasma technology, will depend on a number of factors, any of which could delay or prevent commercialization, including:

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

We operate internationally and enter into transactions denominated in foreign currencies. To date, we have not hedged our exposure to changes in foreign currency exchange rates and as a result, we are subject to foreign currency transaction and translation gains and losses. We purchase goods and services in U.S. dollars and Euros. Foreign exchange risk is managed primarily by satisfying foreign denominated expenditures with cash flows or assets denominated in the same currency therefore we are subject to some foreign currency fluctuation risk. Our currency value fluctuations were not material for 2017. In addition, political changes or instability throughout the world could adversely affect our business internationally.

Our operations and cash flows may be adversely impacted by healthcare reform legislation.

The Patient Protection and Affordable Care Act and Health Care and Education Affordability Reconciliation Act were enacted into law in the U.S. in March 2010. Among other initiatives, this legislation imposes a 2.3% excise tax on domestic sales of Class I, II and III medical devices beginning in 2013. The Consolidated Appropriations Act, 2016, signed into law on Dec. 18, 2015, includes a two year moratorium on the medical device excise tax imposed by Internal Revenue Code section 4191. Thus, the medical device excise tax does not apply to the sale of a taxable medical device by the manufacturer, producer, or importer of the device during the period beginning on Jan. 1, 2016 and ending on Dec. 31, 2017. H.R. 195, signed into law on January 22, 2018, extends the moratorium for an additional two years, ending on December 31, 2019. As approximately 85.2% of our 2017 sales were derived in the U.S., we cannot predict if any additional regulations will be implemented at the federal or state level, or the effect of any future legislation or regulation in the U.S. or internationally.

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

Our manufacturing facilities are located in Clearwater, Florida and Sophia, Bulgaria and could be affected due to multiple weather risks, including risks to our Florida facility from hurricanes and similar phenomena.

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

Risks Relating to Our Business

We have historically done a substantial amount of business with seven of our top ten customers, who are also major distributors of our products, which as a group have produced substantial revenues for our Company. Loss of business from a major customer will likely materially and adversely affect our business.

We manufacture the majority of our products at our Clearwater, Florida and Sofia, Bulgaria facilities. Labor-intensive sub-assemblies and labor-intensive products may be out-sourced to our specification. Although we sell through distributors, we market our products through national trade journal advertising, direct mail, distributor sales representatives and trade shows, under the Bovie name and private label. Major distributors include Cardinal Health, Independent Medical Co-Op Inc. (IMCO), McKesson Medical Surgical, Inc., Medline, National Distribution and Contracting Inc. (NDC) and Owens & Minor. If any of these distributor relationships are terminated or not replaced, our revenue from the territories served by these distributors could be adversely affected.

We are also dependent on OEM customers who have no legal obligation to purchase products from us. Should such customers fail to give us purchase orders for the product after development, our future business could be negatively affected. Furthermore, no assurance can be given that such customers will give sufficient high priority to our products. Finally, disagreements or disputes may arise between us and our customers, which could adversely affect production and sales of our products.

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

We have been issued 41 patents in the United States and 23 foreign patents. We have 12 pending patent applications in the United States and 9 pending foreign applications. Our intellectual property portfolio for the technology and products related to Advanced Energy products are included in these totals and continues to grow. Specific to Advanced Energy products, we have been issued 21 U.S. and 6 foreign patents and we have 12 U.S. and 9 foreign applications pending. We intend to continue to seek legal protection, primarily through patents, for our proprietary technology. Seeking patent protection is a lengthy and costly process and there can be no assurance that patents will be issued from any pending applications, or that any claims allowed from existing or pending patents will be sufficiently broad or strong to protect our proprietary technology. There is also no guarantee that any patents we hold will not be challenged, invalidated or circumvented, or that the patent rights granted will provide competitive advantages to us. Our competitors have developed and may continue to develop and obtain patents for technologies that are similar or superior to our technologies. In addition, the laws of foreign jurisdictions in which we develop, manufacture or sell our products may not protect our intellectual property rights to the same extent as do the laws of the United States.

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

The medical device industry is characterized by frequent claims and litigation, and we are and may become subject to various claims, lawsuits and proceedings in the ordinary course of our business, including claims by current or former employees, distributors and competitors, and with respect to our products and product liability claims, lawsuits and proceedings.

We are involved in a number of legal actions relating to the use of our J-Plasma technology. The outcomes of these legal actions are not within our complete control and may not be known for prolonged periods of time. In the opinion of management, the Company has meritorious defenses, and such claims are adequately covered by insurance, or are not expected, individually or in the aggregate, to result in a material, adverse effect on our financial condition. However, in the event that damages exceed the aggregate coverage limits of our policy or if our insurance carriers disclaim coverage, we believe it is possible that costs associated with these claims could have a material adverse impact on our consolidated earnings, financial position or cash flows.

In accordance with authoritative guidance, we record a liability in our consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible, but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed in the notes to the consolidated financial statements. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded.

BOVIE MEDICAL CORPORATION

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

BOVIE MEDICAL CORPORATION

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

In the future we may determine to raise capital through offerings of our common stock, securities convertible into our common stock or rights to acquire these securities or our common stock. For instance, we are authorized to issue up to 75,000,000 shares of common stock and up to 10,000,000 shares of preferred stock. The result of sales of such securities, or the conversion of the shares of Preferred Stock into shares of common stock, the exercise of warrants issued in connection with such offering or the triggering of anti-dilution provisions in such securities would ultimately be dilutive to our common stock by increasing the number of shares outstanding. We cannot predict the effect this dilution may have on the price of our common stock. In addition, the shares of preferred stock may have rights which are senior or superior to those of the common stock, such as rights relating to voting, the payment of dividends, redemption or liquidation.

Exercise of warrants and options issued by us will dilute the ownership interest of existing stockholders.

As of December 31, 2017, the warrants issued by us in December 2013 were exercisable for up to approximately 40,000 shares of our common stock, representing approximately 0.1% of our outstanding common stock.

As of December 31, 2017, our outstanding stock options to our employees, officers, directors and consultants amounted to approximately 4,860,157 shares of our common stock, representing approximately 14.8% of our outstanding common stock.

BOVIE MEDICAL CORPORATION

The exercise of some or all of our warrants and stock options will dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion or exercise could adversely affect prevailing market prices of our common stock.

ITEM 1B. Unresolved Staff Comments

Not Applicable.

ITEM 2. Properties

Bovie currently maintains a 60,000 square foot facility which consists of office, warehousing, manufacturing and research space located at 5115 Ulmerton Rd., Clearwater, Florida. Monthly principal and interest payments relating to the purchase of this facility are approximately $29,000 per month.

In October, 2015, through our acquisition of Bovie Bulgaria, we acquired a lease for 18,745 square feet of office, warehousing and manufacturing facilities located in Sofia, Bulgaria. The rental cost of the facility is approximately $5,424 per month.

In March 2014, we signed a lease for offices located in Purchase, New York. The lease is for 3,650 square feet of office space with a monthly cost of approximately $9,277 per month. We decided to consolidate operations in the Purchase, NY office with the facility in Clearwater. Based on this, we determined the office in Purchase, NY was no longer necessary and decided to cease all activity at the location. The remaining lease of approximately $175,000, has been expensed in 2017, included as part of severance and related expense and will be operational cash outflows during 2018 and 2019.

ITEM 3. Legal Proceedings

The medical device industry is characterized by frequent claims and litigation, and we are and may become subject to various claims, lawsuits and proceedings in the ordinary course of our business, including claims by current or former employees, distributors and competitors, and with respect to our products and product liability claims, lawsuits and proceedings.

We are involved in a number of legal actions relating to the use of our J-Plasma technology. The outcomes of these legal actions are not within our complete control and may not be known for prolonged periods of time. In the opinion of management, the Company has meritorious defenses, and such claims are adequately covered by insurance, or are not expected, individually or in the aggregate, to result in a material, adverse effect on our financial condition. However, in the event that damages exceed the aggregate coverage limits of our policy or if our insurance carriers disclaim coverage, we believe it is possible that costs associated with these claims could have a material adverse impact on our consolidated earnings, financial position or cash flows.

In accordance with authoritative guidance, we record a liability in our consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible, but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed in the notes to the consolidated financial statements. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded.

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

	2017		2016
	High	Low	High	Low
4th Quarter	$4.29	$2.54	$5.55	$3.50
3rd Quarter	3.48	2.17	5.21	1.68
2nd Quarter	2.83	1.87	1.97	1.56
1st Quarter	3.95	2.53	2.44	1.60

On March 9, 2018, the closing bid for our common stock as reported by the NYSE MKT exchange was $2.37 per share. As of March 9, 2018, we had 601 stockholders of record. Since many stockholders choose to hold their shares under the name of their brokerage firm, we estimate that the actual number of stockholders was over 3,500 shareholders.

Securities Authorized for Issuance Under Equity Compensation Plans

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,129,674	$2.86	2,280,578
Equity compensation plans not approved by security holders (1)	2,730,482	$3.11	—
Total	4,860,157	$3.00	2,280,578
(1) Represents inducement grants for new hires

Dividend Policy

We have never declared or paid any cash dividends on our common stock and we currently do not anticipate paying cash dividends in the foreseeable future. We currently expect to retain any future earnings to fund the operation and expansion of our business.

BOVIE MEDICAL CORPORATION

Five Year Performance Graph

The following line graph compares the cumulative total return of our common shares with the cumulative total return of the Standard & Poor’s Composite 500 Stock Index (the "S&P 500 Index") and the Standard & Poor's Composite 500 Healthcare Sector Index (the "S&P 500 Healthcare Index"). The line graph assumes, in each case, an initial investment of $100 on December 31, 2013, based on the market prices at the end of each fiscal year through and including December 31, 2017, and reinvestment of dividends.

	December 31,
	2013	2014	2015	2016	2017
Bovie Medical Corporation	100.00	171.16	97.67	166.97	120.93
S&P 500 Index	100.00	111.39	110.58	121.12	144.64
S&P 500 Health Care Index	100.00	123.3	129.72	124.07	148.89

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

	2017	2016	2015	2014	2013
Sales	$38,883	$36,627	$29,520	$27,681	$23,660
Cost of sales	19,122	18,712	16,963	18,689	14,462
Gross profit	19,761	17,915	12,557	8,992	9,198
Other costs and expenses:
Research and development	2,455	2,618	2,160	1,416	1,260
Professional services	1,771	1,486	1,484	1,016	1,835
Salaries and related costs	7,906	9,038	7,482	5,723	3,992
Selling, general and administrative	11,370	8,565	8,417	6,686	5,777
Severance and related expense	1,524	—	—	—	—
Total other costs and expenses	25,026	21,707	19,543	14,841	12,864
Loss from operations	(5,265)	(3,792)	(6,986)	(5,849)	(3,666)
Interest expense, net	(136)	(158)	(158)	(151)	(237)
Investor warrants issuance cost	—	—	—	—	(664)
Fee associated with refinance	—	—	—	—	(543)
Change in fair value of derivative liabilities	183	64	1,799	(7,285)	(842)
Total other income (loss), net	47	(94)	1,641	(7,436)	(2,286)
Loss before income taxes	(5,218)	(3,886)	(5,345)	(13,285)	(5,952)
Income tax (benefit) expense	(156)	64	25	3,997	(1,613)
Net loss	$(5,062)	$(3,950)	$(5,370)	$(17,282)	$(4,339)
Accretion on convertible preferred stock	—	—	(222)	(932)	(39)
Gain on conversion of warrants and preferred shares, net	—	—	13,956	—	—
Deemed dividend on conversion beneficial conversion feature	—	—	—	—	(2,616)
Net (loss) income attributable to common shareholders	$(5,062)	$(3,950)	$8,364	$(18,214)	$(6,994)

(Loss) income per share attributable to common shareholders
Basic	$(0.16)	$(0.14)	$0.34	$(1.03)	$(0.40)
Diluted	$(0.17)	$(0.15)	$0.24	$(1.03)	$(0.40)

Balance Sheet Information:
Cash and restricted cash	$10,668	$15,235	$12,644	$6,632	$7,924
Working capital	$16,574	$21,267	$17,921	$11,599	$16,910
Total assets	$30,988	$35,110	$31,448	$24,833	$33,176
Long-term liabilities	$2,983	$3,615	$3,923	$16,373	$8,934
Total stockholders' equity	$22,032	$26,223	$23,404	$1,504	$19,071

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

During 2017, we continued our full scale commercialization efforts for J-Plasma. We have a direct sales force of 17 field-based selling professionals and a network of 14 independent manufacturing representatives, resulting in a total sales force of 31. This selling organization is focused on the use of J-Plasma for surgical procedures. In addition, we have invested in training programs and marketing-related activities to support accelerated adoption of J-Plasma.

The majority of our core products are marketed through medical distributors, which distribute to more than 6,000 hospitals, and to doctors and other healthcare facilities. New distributors are contacted through responses to our advertising in international and domestic medical journals and our presence at domestic and international trade shows.

International sales represented approximately 14.8% of total revenues in 2017, 12.5% in 2016 and 16.9% in 2015. Management estimates our products have been sold in more than 150 countries through local dealers coordinated by sales and marketing personnel at the Clearwater, Florida facility.

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

BOVIE MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

On December 15, 2017, Charles D. Goodwin II was appointed by the Board of Directors to serve as Chief Executive Officer and a director of the Company to fill the vacancy created by the departure of Mr. Gershon. The Company believes that Mr. Goodwin is qualified to serve as Chief Executive Officer and a director due to his extensive experience working with medical device companies and knowledge of the industries in which we compete.

Robert L. Gershon, the Chief Executive Officer and a director, resigned from all of his positions with the Company effective December 15, 2017. Jack McCarthy, the Chief Commercialization Officer of the Company, was terminated without cause from his position effective November 6, 2017.

We strongly encourage investors to visit our website: www.boviemedical.com to view the most current news and to review our filings with the Securities and Exchange Commission.

Results of Operations

Sales

	Year Ended December 31,			Year Ended December 31,
(In thousands)	2017	2016	Change	2016	2015	Change
Sales by Reportable Segment
Core	$28,649	$27,808	3.0%	$27,808	$26,098	6.6%
OEM	2,598	5,328	(51.2)%	5,328	2,116	151.8%
Advanced Energy	7,636	3,491	118.7%	3,491	1,306	167.3%
Total	$38,883	$36,627	6.2%	$36,627	$29,520	24.1%

Sales by Product Line
Electrosurgical	$25,727	$20,901	23.1%	$20,901	$17,558	19.0%
Cauteries	7,141	7,101	0.6%	7,101	6,886	3.1%
Lighting	2,435	2,710	(10.1)%	2,710	2,477	9.4%
Other	3,580	5,915	(39.5)%	5,915	2,599	127.6%
Total	$38,883	$36,627	6.2%	$36,627	$29,520	24.1%

Sales by Domestic and International
Domestic	$33,147	$32,050	3.4%	$32,050	$24,540	30.6%
International	5,736	4,577	25.3%	4,577	4,980	(8.1)%
Total	$38,883	$36,627	6.2%	$36,627	$29,520	24.1%

Overall sales increased by 6.2% or approximately $2.3 million for the year ended December 31, 2017 when compared with 2016. Core product revenue, which consists of our brand name electrosurgical devices and accessories, cauteries, penlights, lighting, colposcopes and other similar products, increased 3.0% or approximately $0.8 million for the year ended December 31, 2017 when compared with 2016. The increase in Core revenue was primarily driven by higher volume in generators and coloscopes, partially offset by reductions in lighting, electrodes and higher distributor discounts and rebates. The OEM product line consists of proprietary products designed specifically for third party equipment manufacturers; revenue for this product line decreased 51.2% or approximately $2.7 million when compared to 2016 as a result of a large non-recurring order in 2016. Advanced Energy product sales were $7.6 million, an increase of approximately 118.7% when compared to 2016.

The increase in electrosurgical sales was mainly attributable to an increase in sales of generators in both the Core and Advanced Energy segments of $5.0 million.

BOVIE MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Overall sales increased by 24.1% or approximately $7.1 million for the year ended December 31, 2016 when compared with 2015. The increase in electrosurgical sales was mainly attributable to an increase in sales of generators of $2.9 million and electrodes of $0.4 million. Other product sales improved due to increases in Advanced Energy products of $2.2 million and OEM related products of $0.3 million. OEM related products included a subsequently discontinued pilot program for demonstration product to Hologic for $0.6 million and Arteriocyte for $0.2 million and as a result of a large non-recurring order in 2016. Additionally, sales increased in coloscope products of $0.2 million, additional sales to distributors of $0.1 million and miscellaneous products for $0.5 million.

Our ten largest customers accounted for approximately 48.3%, 54.4% and 58.3% of net sales for the years ended December 31, 2017, 2016 and 2015, respectively. In 2017, McKesson accounted for 15.7% and National Distribution & Contracting Inc. accounted for 9.2% of our sales. In 2016, McKesson accounted for 15.9% and National Distribution & Contracting Inc. accounted for 9.8% of our sales. In 2015, McKesson accounted for 18.6% and National Distribution & Contracting Inc. accounted for 13.3% of our sales.

Gross Profit

	Year Ended December 31,			Year Ended December 31,
(In thousands)	2017	2016	Change	2016	2015	Change
Cost of sales	$19,122	$18,712	2.2%	$18,712	$16,963	10.3%
Percentage of sales	49.2%	51.1%		51.1%	57.5%

Gross profit	$19,761	$17,915	10.3%	$17,915	$12,557	42.7%
Percentage of sales	50.8%	48.9%	1.9%	48.9%	42.5%	6.4%

Our gross profit margin as a percentage of sales increased by 1.9% or approximately $1.8 million during the year ended December 31, 2017 compared with 2016. The increase was driven by higher margins in Advanced Energy, Cauteries, Lighting and Electrodes, partially offset by reduced sales and orders of lower margin product from OEM segment.

Our gross profit margin as a percentage of sales increased by 6.4% or approximately $5.4 million during the year ended December 31, 2016 compared with 2015. The increase was driven by higher margins in Advanced Energy and OEM products, comparatively. Additionally margins improved due to decreases in the warranty expense partially offset by the expensing of product molds no longer used in production.

We do not anticipate any material impact to our gross profit, material costs, or other costs as a result of the effect of inflation or any material impact of changing prices on net sales.

Other Costs and Expenses

Research and development

	Year Ended December 31,			Year Ended December 31,
(In thousands)	2017	2016	Change	2016	2015	Change
Research and Development expense	$2,455	$2,618	(6.2)%	$2,618	$2,160	21.2%
Percentage of sales	6.3%	7.1%		7.1%	7.3%

Our expenditures for R&D related activities decreased by 6.2% or approximately $0.2 million for the year ended December 31, 2017 compared with 2016.

Our expenditures for R&D related activities increased by 21.2% or approximately $0.5 million for the year ended December 31, 2016 compared with 2015. This was mainly caused by increased labor and material costs of approximately $0.4 million and an increase in consulting costs of approximately $0.1 million.

BOVIE MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Professional services

	Year Ended December 31,			Year Ended December 31,
(In thousands)	2017	2016	Change	2016	2015	Change
Professional services expense	$1,771	$1,486	19.2%	$1,486	$1,484	0.1%
Percentage of sales	4.6%	4.1%		4.1%	5.0%

Professional services expenses increased 19.2% for the year ended December 31, 2017 compared with 2016. The change was attributable to increases in legal and regulatory consulting expenses related to the Advanced Energy segment.

Professional services costs increased 0.1% for the year ended December 31, 2016 compared with 2015. Legal fees decreased over the prior year by approximately $0.1 million due to the acquisition of Bovie Bulgaria and the public offering, which closed in March 2015, partially offset by an increase of $0.1 million in consulting fees.
Salaries and related costs

	Year Ended December 31,			Year Ended December 31,
(In thousands)	2017	2016	Change	2016	2015	Change
Salaries and related expenses	$7,906	$9,038	(12.5)%	$9,038	$7,482	20.8%
Percentage of sales	20.3%	24.7%		24.7%	25.3%

During 2017, salaries and related expenses decreased approximately 12.5% or approximately $1.1 million compared to the prior year. The decrease was primarily attributable to reductions in $0.9 million of incentive compensation and $0.4 million accrued expense related to a change in benefit policy. The decreases were partially offset by an increase of international salary expense.

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

Selling, general and administrative expenses

	Year Ended December 31,			Year Ended December 31,
(In thousands)	2017	2016	Change	2016	2015	Change
SG&A Expense	$11,370	$8,565	32.7%	$8,565	$8,417	1.8%
Percentage of sales	29.2%	23.4%		23.4%	28.5%

Selling, general and administrative expense increased by 32.7% or approximately $2.8 million for the year ended December 31, 2017 compared with 2016. We experienced increases in sales commissions of approximately $1.6 million, advertising and marketing of $0.4 million, bad debt reserve of $0.3 million, sales related travel and entertainment costs of $0.2 million, insurance of $0.2 million.

Selling, general and administrative expense increased by 1.8% or approximately $0.1 million for the year ended December 31, 2016 compared with 2015. We experienced increases in sales commissions of approximately $1.0 million offset by decreases in ACA excise taxes of $0.4 million, sales related travel and entertainment costs of approximately$0.2 million, reduction in the bad debt reserve of $0.2 million and general insurance of $0.1 million.

BOVIE MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Severance

Jack McCarthy, the Chief Commercialization Officer, was terminated without cause from his position with the Company effective November 6, 2017. Severance costs incurred included salary, option expense and other benefits of approximately $582,000, of which approximately $397,000 will be operational cash outflows during 2018.

Robert L. Gershon, the Chief Executive Officer and a director, resigned from all of his positions with the Company effective December 15, 2017. In connection with this departure, the Company and Mr. Gershon entered into a separation agreement, dated December 15, 2017. Severance costs incurred included salary, option expense and other benefits of approximately $767,000, of which approximately $670,000 will be operational cash outflows during 2018.

In March 2014, we signed a lease for offices located in Purchase, New York. The lease is for 3,650 square feet of office space with a monthly cost of approximately $9,277 per month. Related to the departures of Mr. Gershon and Mr. McCarthy, we determined the office in Purchase, NY was no longer necessary and decided to cease all activity at the location. The remaining lease of approximately $175,000, has been expensed in 2017 and included as part of severance and related expense, of which approximately $115,000 and $60,000 will be operational cash outflows during 2018 and 2019, respectively.

Other Income (Expense), net

	Year Ended December 31,			Year Ended December 31,
(In thousands)	2017	2016	Change	2016	2015	Change
Interest expense, net	$(136)	$(158)	(13.9)%	$(158)	$(158)	—%
Percentage of sales	(0.3)%	(0.4)%		(0.4)%	(0.5)%
Change in fair value of derivative liabilities	$183	$64	185.9%	$64	$1,799	(96.4)%
Percentage of sales	0.5%	0.2%		0.2%	6.1%

Interest expense, net

Total net interest expense was lower for the year ended December 31, 2017 as compared with 2016, due to the extinguishment of the amortization of loan refinancing expense in 2016.

Total net interest expense was flat for the year ended December 31, 2016 as compared with 2015.

Change in fair value of liabilities, net

On December 13, 2013, we entered into a securities purchase agreement pursuant to which we issued 3,500,000 shares of our newly designated Series A 6% Convertible Preferred Stock with a stated value of $2.00 per share and 5,250,000 warrants to purchase our common stock, at an exercise price of $2.387 per share. We also issued 525,000 warrants to the placement agent, of which 40,000 remain outstanding as of December 31, 2017. The warrants are accounted for as derivative financial instruments at fair value and are re-valued each period.

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

BOVIE MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

At December 31, 2017, the placement agent warrants were valued at $20,000 and we recognized a net gain of $183,000.

At December 31, 2016, the placement agent warrants were valued at $203,000 and we recognized a net gain of $64,000.

Income Taxes

The income tax provision is related to foreign and certain state income taxes. We have recorded a full valuation allowance against the net deferred tax assets with a finite life. A valuation allowance is required to be provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. Management evaluated the positive and negative evidence in determining the realizability of the net deferred tax asset. In determining the need for valuation allowance, we reviewed historic operating results, updated 2017 actual results, as well as future income forecasts based on the projections, management concluded that it was not more likely than not that the Company should realize its net deferred tax assets through future operating results and the reversal of taxable temporary differences. If in the future we determine that we will be able to realize any of the net deferred tax assets, we will make an adjustment to the valuation allowance, which would increase our income in the period that the determination is made.

Liquidity and Capital Resources

Our working capital at December 31, 2017 was approximately $16.6 million compared with $21.3 million at December 31, 2016. Accounts receivable days sales outstanding were 47 days and 44 days at December 31, 2017 and 2016, respectively. The number of days sales in inventory, which is the total inventory available for production divided by the 12-month average cost of materials, increased 7 days to 167 days equating to an inventory turn ratio of 1.95 at December 31, 2017 from 160 days and an inventory turn ratio of 1.99 at December 31, 2016. The higher number of days sales in inventory which translated into a lower inventory turnover rate is attributable to slower moving inventory related to Advanced Energy products manufactured for market verticals that are no longer our primary focus and Core products inventory increase in anticipation of sales that did not materialize during 2017.

For the year ended December 31, 2017, net cash used in operating activities was approximately $3.7 million compared with net cash used in operating activities of approximately $2.8 million in 2016. The change was mainly attributable to the net loss of $5.1 million, changes in working capital of $0.3 million and non-cash changes in fair value of derivative liabilities of $0.2 million, partially offset by stock based compensation of $0.9 million, depreciation and amortization of $0.7 million and provision for inventory obsolescence of $0.5 million.

Net cash used in investing activities was approximately $0.6 million for the year ended December 31, 2017 compared to net cash used in investing activities was approximately $0.3 million during 2016. The change was mainly attributable to increased investment in equipment, molds and test fixtures in 2017.

Cash used in financing activities of approximately $0.2 million due to repayment of the mortgage note payable during the year ended December 31, 2017, compared to proceeds from the public offering and the exercise of warrants that provided approximately $5.8 million of cash during year ended December 31, 2016.

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

The obligations under the Loan are secured by a first mortgage and security interest in the Company’s Clearwater, Florida facility. In addition, the Company has pledged an interest in a certificate of deposit in the amount of $719,000 as additional collateral.

Borrowings under the Loan bear interest at LIBOR plus 3.5%, with a fixed monthly principal payment of $19,956. The interest rate at December 31, 2017 was 5.640%.

The Loan documents contain customary financial covenants, including a covenant that the Company maintains a minimum liquidity of $750,000. Should we desire to extend the Loan beyond July 20, 2019, we must maintain a Debt Service Coverage Ratio for each of the preceding four quarters of not less than 1.0 to 1.0.

BOVIE MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Approximate future expected principal and interest payments under the Loan agreement are as follows as of December 31, 2017:

(In thousands)
2018	$247
2019	2,541
Total	$2,788

At December 31, 2017, we had purchase commitments for inventories totaling approximately $4.3 million, substantially all of which is expected to be purchased by the end of 2018.

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

Litigation Contingencies

In accordance with authoritative guidance, we record a liability in our consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible, but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed in the notes to the consolidated financial statements. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded.

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
It is our policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. To the extent that the probable tax outcome of these uncertain tax positions changes, such changes in estimate will impact the income tax provision in the period in which such determination is made. At December 31, 2017, we believe we have appropriately accounted for any unrecognized tax positions. To the extent we prevail in matters for which a liability for an unrecognized tax benefit is established or we are required to pay amounts in excess of the liability, our effective tax rate in a given financial statement period may be affected.

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

Recent Accounting Pronouncements

See Note 10 of the Notes to Consolidated Financial Statements.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Our short-term investments consist of cash, cash equivalents and overnight investments. As such, we do not believe we are exposed to significant interest rate risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid overnight money market investments. If a 10% change in interest rates were to have occurred on December 31, 2017, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

BOVIE MEDICAL CORPORATION

ITEM 8. Financial Statements and Supplementary Data

[LETTER HEAD OF FRAZIER & DEETER, LLC]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Bovie Medical Corporation

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Bovie Medical Corporation and subsidiaries (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2007.

/s/ Frazier & Deeter, LLC

Frazier & Deeter, LLC
Tampa, FL

March 13, 2018

BOVIE MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$9,949	$14,456
Restricted cash	719	779
Trade accounts receivable, net of allowance of $204 and $118	4,857	4,733
Inventories, net	6,526	6,158
Prepaid expenses and other current assets	496	413
Total current assets	22,547	26,539
Property and equipment, net	6,408	6,449
Brand name and trademark	1,510	1,510
Purchased technology and license rights, net	179	215
Goodwill	185	185
Deposits	92	109
Other assets	67	103
Total assets	$30,988	$35,110

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,583	$1,606
Accrued severance and related	1,242	—
Accrued payroll	447	419
Accrued vacation	74	404
Current portion of mortgage note payable	239	239
Accrued and other liabilities	2,388	2,604
Total current liabilities	5,973	5,272
Mortgage note payable, net of current portion	2,455	2,694
Note payable	140	140
Deferred rents	—	14
Deferred tax liability	368	564
Derivative liabilities	20	203
Total liabilities	8,956	8,887
Commitments and Contingencies (see Notes 9 and 11)

STOCKHOLDERS' EQUITY
Series B convertible preferred stock, $0.001 par value; 3,588,139 authorized and zero issued and outstanding as of December 31, 2017 and 3,588,139 authorized and 975,639 issued and outstanding as of December 31, 2016, respectively	—	1
Common stock, $0.001 par value; 75,000,000 shares authorized; 33,021,170 issued and 32,878,091 outstanding as of December 31, 2017 and 40,000,000 shares authorized; 31,002,832 issued and 30,859,753 outstanding as of December 31, 2016, respectively	33	31
Additional paid-in capital	50,495	49,625
Accumulated deficit	(28,496)	(23,434)
Total stockholders' equity	22,032	26,223
Total liabilities and stockholders' equity	$30,988	$35,110

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Sales	$38,883	$36,627	$29,520
Cost of sales	19,122	18,712	16,963
Gross profit	19,761	17,915	12,557
Other costs and expenses:
Research and development	2,455	2,618	2,160
Professional services	1,771	1,486	1,484
Salaries and related costs	7,906	9,038	7,482
Selling, general and administrative	11,370	8,565	8,417
Severance and related expense	1,524	—	—
Total other costs and expenses	25,026	21,707	19,543
Loss from operations	(5,265)	(3,792)	(6,986)
Interest expense, net	(136)	(158)	(158)
Change in fair value of derivative liabilities	183	64	1,799
Total other income (loss), net	47	(94)	1,641
Loss before income taxes	(5,218)	(3,886)	(5,345)
Income tax (benefit) expense	(156)	64	25
Net loss	$(5,062)	$(3,950)	$(5,370)
Accretion on convertible preferred stock	—	—	(222)
Gain on conversion of warrants and preferred shares, net	—	—	13,956
Net (loss) income attributable to common shareholders	$(5,062)	$(3,950)	$8,364

(Loss) income per share attributable to common shareholders
Basic	$(0.16)	$(0.14)	$0.34
Diluted	$(0.17)	$(0.15)	$0.24

Weighted average number of shares outstanding - basic	31,420	27,433	24,333
Weighted average number of shares outstanding - dilutive	31,427	27,449	27,747

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance December 31, 2014	—	$—	17,852	$18	$29,334	$(27,848)	$1,504
Options exercised	—	—	98	—	220	—	220
Warrants exercised	—	—	739	—	1,519	—	1,519
Issuance of common stock	—	—	5,219	5	11,526	—	11,531
Conversion of Series A preferred stock and common warrants to Series B preferred stock	3,588	4	—	—	(40)	13,956	13,920
Conversion of Series B convertible preferred to common stock	(1,612)	(2)	3,225	4	(2)	—	—
Stock based compensation	—	—	—	—	575	—	575
Stock swap to acquire options and warrants	—	—	(81)	—	(273)	—	(273)
Accretion on convertible preferred stock	—	—	—	—	—	(222)	(222)
Net loss	—	—	—	—	—	(5,370)	(5,370)
Balance December 31, 2015	1,976	$2	27,052	$27	$42,859	$(19,484)	$23,404
Options exercised	—	—	36	—	130	—	130
Warrants exercised	—	—	293	—	698	—	698
Issuance of common stock	—	—	1,625	2	5,828	—	5,830
Conversion of Series B convertible preferred to common stock	(1,000)	(1)	2,000	2	(1)	—	—
Stock based compensation	—	—	—	—	809	—	809
Stock swap to acquire options and warrants	—	—	(146)	—	(698)	—	(698)
Net loss	—	—	—	—	—	(3,950)	(3,950)
Balance December 31, 2016	976	$1	30,860	$31	$49,625	$(23,434)	$26,223
Options exercised	—	—	177	—	427	—	427
Warrants exercised	—	—	54	—	130	—	130
Conversion of Series B convertible preferred to common stock	(976)	(1)	1,951	2	(1)	—	—
Stock based compensation	—	—	—	—	871	—	871
Stock swap to acquire options and warrants	—	—	(164)	—	(557)	—	(557)
Net loss	—	—	—	—	—	(5,062)	(5,062)
Balance December 31, 2017	—	$—	32,878	$33	$50,495	$(28,496)	$22,032

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net loss	$(5,062)	$(3,950)	$(5,370)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	696	734	812
Provision for inventory obsolescence	502	178	157
Gain on disposal of property and equipment, net	5	21	21
Stock based compensation	871	809	575
Change in fair value of derivative liabilities	(183)	(64)	(1,799)
Provision for allowance for doubtful accounts	179	84	96
Provision (benefit) for deferred taxes	(196)	25	(25)
Changes in current assets and liabilities:
Trade receivables	(303)	(1,894)	(1,029)
Prepaid expenses	(83)	103	286
Inventories	(870)	(379)	(102)
Deposits and other assets	53	341	228
Accounts payable	(23)	392	(189)
Accrued severance and related	1,242	—	—
Accrued and other liabilities	(532)	763	553
Net cash used in operating activities	(3,704)	(2,837)	(5,786)
Cash flows from investing activities
Purchases of technology, property and equipment	(624)	(286)	(421)
Acquisition of Bovie Bulgaria, net of cash acquired	—	—	(500)
Net cash used in investing activities	(624)	(286)	(921)
Cash flows from financing activities
Proceeds from stock options/warrants exercised	—	124	1,427
Change in restricted cash	60	60	60
Repayment of mortgage note payable	(239)	(240)	(239)
Proceeds from issuance of common shares, net	—	5,830	11,531
Net cash (used in) provided by financing activities	(179)	5,774	12,779
Net change in cash and cash equivalents	(4,507)	2,651	6,072
Cash and cash equivalents, beginning of period	14,456	11,805	5,733
Cash and cash equivalents, end of period	$9,949	$14,456	$11,805

Cash paid for:
Interest paid	$136	$158	$158

Non cash investing activities:
Note payable for acquisitions	$—	$—	$140
Cashless exercise of stock options/warrants	$557	$698	$272

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.     DESCRIPTION OF BUSINESS

Bovie Medical Corporation (“Bovie”) was incorporated in 1982, under the laws of the State of Delaware. We are an energy-based medical device company specializing in developing, manufacturing and marketing a range of electrosurgical products and technologies, as well as related medical products used in doctor’s offices, surgery centers and hospitals worldwide.

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

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Accounts Receivable and Allowance for Doubtful Accounts

Our credit terms for our billings range from net 10 days to net 60 days, depending on the customer agreement. Accounts receivable are determined to be past due if payments are not made in accordance with such agreements and an allowance is generally recorded for accounts that become three months past due, or sooner if there are other indicators that the receivables may not be recovered. Customary collection efforts are initiated and receivables are written off when we determine they are not collectible and abandon these collection efforts. We gave negotiated sales volume discounts, which amounted to approximately $0.5 million, $0.6 million and $0.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. Sales are reported net of all discounts.

We evaluate the allowance for doubtful accounts on a regular basis for adequacy based upon our periodic review of the collectability of the receivables in light of historical experience, adverse situations that may affect our customers’ ability to pay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Management believes that the allowances for doubtful accounts of approximately $0.2 million and $0.1 million at December 31, 2017 and 2016, respectively, are, or were, adequate to provide for possible bad debts.

With respect to receivables, our ten largest customers accounted for approximately 44.0% and 42.9% of trade receivables as of December 31, 2017 and 2016, respectively and 48.3%, 54.4% and 58.3% of net sales for the years ended December 31, 2017, 2016 and 2015, respectively. In 2017, McKesson accounted for 15.7% and National Distribution & Contracting Inc. accounted for 9.2% of our sales. In 2016, McKesson accounted for 15.9% and National Distribution & Contracting Inc. accounted for 9.8% of our sales. In 2015, McKesson accounted for 18.6% and National Distribution & Contracting Inc. accounted for 13.3% of our sales.

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

Inventories consisted of the following:

(In thousands)	December 31, 2017	December 31, 2016
Raw materials	$5,163	$4,521
Finished goods	3,276	3,048
Gross inventories	8,439	7,569
Less: reserve for obsolescence	(1,913)	(1,411)
Inventories, net	$6,526	$6,158

The Company recorded changes in excess and obsolete inventory totaling approximately $0.5 million, $0.2 million and $0.2 million during 2017, 2016 and 2015, respectively.

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

Brand name and trademark qualifies as an indefinite-lived intangible asset and is not subject to amortization. Intangibles with indefinite lives are analyzed for impairment annually or more frequently if events and circumstances indicate that the asset may be impaired. If impaired, an impairment loss is recognized in an amount equal to the excess of the asset’s carrying value over its fair value. Management concluded that the assigned value at December 31, 2017 of approximately $1.5 million was not impaired and is reasonable.

Valuation of Long-Lived Assets

We review long-lived assets for recoverability if events or changes in circumstances indicate that the assets may have been impaired. This circumstance exists when the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from its use and eventual disposition. In those cases an impairment loss is recognized to the extent that the assets’ carrying amount exceeds its fair value. Any impairment losses are not restored in the future if the fair value increases. At December 31, 2017, we believe the remaining carrying values of our long-lived assets are recoverable.

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

•
Amounts billed to customers related to shipping and handling charges are included in sales. Shipping and handling costs included in cost of sales were approximately $0.2 million, $0.2 million and $0.1 million in 2017, 2016 and 2015, respectively.

ASU No. 2014-09 (ASC 606), Revenue from Contracts with Customers will become effective for us beginning with the first quarter of 2018, and we plan to adopt the new accounting standard using the modified retrospective transition approach. The modified retrospective transition approach will recognize any changes from the beginning of the year of initial application through retained earnings with no restatement of comparative periods. We will record revenue under ASC 606 at a single point in time, when control is transferred to the customer, which is consistent with past practice. We will continue to apply our current business processes, policies, systems and controls to support recognition and disclosure under the new standard. Based on the results of the evaluation, we have determined that the adoption of the new standard will have a material impact on our consolidated financial statements. Application of the transition requirements of the new standard will not have a material impact on opening retained earnings.

Advertising Costs

All advertising costs are expensed as incurred. The amounts of advertising costs were approximately $0.6 million, $0.7 million and $0.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Litigation Contingencies

In accordance with authoritative guidance, we record a liability in our consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible, but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed in the notes to the consolidated financial statements. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded.

Tax Effects of Stock-Based Compensation

We will only recognize a tax benefit from windfall tax deductions for stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available have been utilized.

Net (Loss) Earnings Per Common Share

We compute basic (loss) earnings attributable to common shareholders per share by dividing net (loss) income attributable to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted (loss) earnings per share attributable to common shareholders gives effect to all potential dilutive shares outstanding during the period. The number of dilutive shares is calculated using the treasury method which reduces the effective number of shares by the amount of shares we could purchase with the proceeds of assumed exercises.

Research and Development Costs

With the exception of development costs that are purchased from another enterprise and have alternative future use, research and development expenses are charged to operations as incurred. We have expended approximately $2.5 million and $2.6 million and $2.2 million for the years ended 2017, 2016 and 2015 respectively.

Research and Development Costs for Others

For research and development activities that are partially or completely funded by other parties and when the obligation is incurred solely to perform contractual services, expenses are charged to cost of sales and all revenues resulting from such activities are shown as sales.

Income Taxes

We utilize the liability method of accounting for income taxes as set forth in FASB ASC 740. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. Management evaluated the positive and negative evidence in determining the realizability of the net deferred tax asset. In determining the need for valuation allowance, we reviewed historic operating results, updated 2017 actual results, as well as future income forecasts based on the projections, management concluded that it was not more likely that the Company should realize its net deferred tax assets through future operating results and the reversal of taxable temporary differences.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 4.     TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consisted of the following:

(In thousands)	December 31, 2017	December 31, 2016
Trade accounts receivable	$5,061	$4,851
Less: allowance for doubtful accounts	(204)	(118)
Trade accounts receivable, net	4,857	4,733

NOTE 5.     PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

(In thousands)	December 31, 2017	December 31, 2016
Land	$1,600	$1,600
Machinery and equipment	3,231	3,775
Building and improvements	4,512	4,237
Furniture and fixtures	1,947	2,194
Leasehold improvements	—	12
Molds	1,829	1,900
Total property, plant and equipment	13,119	13,718
Less: accumulated depreciation	(6,711)	(7,269)
Net property, plant and equipment	$6,408	$6,449

Total depreciation expense was $0.6 million, $0.6 million and $0.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. Depreciation expense is included primarily within cost of goods sold in the consolidated statements of operations.

NOTE 6.     INTANGIBLE ASSETS

Intangible assets consisted of the following:

(In thousands)	December 31, 2017	December 31, 2016
Brand name and trademark (life indefinite)	$1,510	$1,510

Purchased technology (5-17 year lives)	$1,513	$1,441
Less: accumulated amortization	(1,334)	(1,226)
Purchased technology, net	$179	$215

Goodwill	$185	$185

With respect to our trademark and brand name, we continue to market products, release new products and product extensions and maintain and promote these trademarks and brand name in the marketplace through legal registration and such methods as advertising, medical education and trade shows. Based on our annual impairment testing, these trademarks and brand names will generate cash flow for an indefinite period of time. Therefore, we believe our trademarks and brand name intangible assets are not impaired. Goodwill results from our acquisition of Bovie Bulgaria, EOOD.

Amortization of intangible assets was $0.1 million for the years ended December 31, 2017, 2016 and 2015. Amortization expense is classified within selling, general and administration expenses in the consolidated statements of operations.

Amortization expense amounts for the next three years are expected to be approximately $0.1 million for 2018 through 2020.

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

	Year Ended December 31,
(in thousands, except per share data)	2017	2016	2015
Numerator:
Net (loss) income available to common shareholders	$(5,062)	$(3,950)	$8,364
Effect of dilutive securities:
Derivative liability - warrants	(183)	(64)	(1,799)
Accretion on convertible preferred stock	—	—	222
Numerator for dilutive (loss) income per common share	(5,245)	(4,014)	6,787

Denominator:
Weighted average shares used to compute basic (loss) income per common share	31,420	27,433	24,333
Effect of dilutive securities:
Derivative liability - warrants	7	16	28
Convertible preferred stock	—	—	3,137
Stock options	—	—	249
Denominator for dilutive (loss) income per common share	31,427	27,449	27,747

Basic (loss) income per common share	$(0.16)	$(0.14)	$0.34
Diluted (loss) income per common share	$(0.17)	$(0.15)	$0.24

NOTE 8.     CAPITAL STOCK

Common Stock - We are authorized to issue 75,000,000 shares of common stock. Holders of common stock are entitled to one vote for each share held of record on each matter submitted to a vote of shareholders. Holders of our common stock do not have a cumulative voting right, which means that the holders of more than one half of our outstanding shares of common stock, subject to the rights of the holders of preferred stock, can elect all of our directors, if they choose to do so. In this event, the holders of the remaining shares of common stock would not be able to elect any directors. Subject to the prior rights of any class or series of preferred stock which may from time to time be outstanding, if any, holders of common stock are entitled to receive ratably, dividends when, as and if declared by our Board of Directors out of funds legally available for that purpose and, upon our liquidation, dissolution, or winding up, are entitled to share ratably in all assets remaining after payment of liabilities and payment of accrued dividends and liquidation preferences on the preferred stock, if any. Holders of common stock have no preemptive rights and have no rights to convert their common stock into any other securities. The outstanding common stock is duly authorized and validly issued, fully-paid and non-assessable. Except as otherwise required by Delaware law and subject to the rights of the holders of preferred stock, all stockholder action is taken by the vote of a majority of the outstanding shares of common stock present at a meeting of shareholders at which a quorum consisting of a majority of the outstanding shares of common stock is present in person or by proxy. Shares repurchased are held as treasury shares and used for general corporate purposes including, but not limited to, satisfying obligations under our employee benefit plans. Treasury stock is recorded at cost.

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

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Series B Convertible Preferred Stock – On March 16, 2015, the Company filed a Certificate to Set Forth Designations, Voting Powers, Preferences, Limitations, Restrictions and Relative Rights (the “Certificate of Designations”) of its Series B Convertible Preferred Stock with the Secretary of State of the State of Delaware to amend our articles of incorporation. The Certificate of Designations sets forth the rights, preferences and privileges of the Series B Preferred Stock. As provided in our articles of incorporation, the filing of the Certificate of Designations was approved by our Board of Directors. As of December 31, 2017, there are no shares of Series B Preferred Stock outstanding.

The following is a summary of the rights, privileges and preferences of the Series B Preferred Stock:

Number of Shares: The number of shares of Preferred Stock designated as Series B Preferred Stock are 3,588,139.

Conversion: The Series B Preferred Stock were convertible at the option of the holder, into common stock at a conversion ratio of one (1) share of Series B Preferred to two (2) shares of Common Stock, subject to adjustments for stock dividends, splits, combinations and similar events as described in the form of Certificate of Designations.

Dividends: The Series B Preferred Stock was not entitled to receive any special dividend.

Voting Rights: Except as described in the Certificate of Designations, holders of the Series B Preferred Stock would have voted together with holders of the Company common stock on all matters, on an as-converted to common stock basis and not as a separate class or series (subject to limited exceptions).

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

In connection with the placement of the Series A Preferred Stock and warrants, we also issued warrants to purchase 525,000 shares of our common stock, with the same terms as the investor warrants, to the placement agent.

Because the holders of the Series A Preferred Stock could have requested redemption on or after December 13, 2017, the preferred stock had conditions for its redemption that were not within the control of the Company. Accordingly, the carrying amount of the Series A Preferred Stock of $2.6 million, net of the expenses allocated to the preferred stock of $0.4 million, was recorded outside of stockholders’ equity, as mezzanine equity, in accordance with FASB ASC 480-10-S99. The net carrying amount of the Series A Preferred Stock was accreted to its redemption value over the four year period to when the holders may request redemption, using an effective interest method. For the year ended December 31, 2015, additional accretion of $221,902 was recognized. During 2015, the Series A Preferred Stock and certain related common warrants were exchanged for Series B Preferred Stock. As a result the net carrying amount of the Series A Preferred Stock at December 31, 2017 and 2016 was $0.

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

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following represents a reconciliation of the changes in fair value of warrants measured at fair value using Level 3 inputs during the year ended December 31, 2017:

(in thousands)	2013 Placement Agent Warrants
Balance, December 31, 2015	$267
Exercise of warrants	(698)
Change in fair value	634
Balance, December 31, 2016	203
Exercise of warrants	(130)
Change in fair value	(53)
Balance, December 31, 2017	$20

The warrants are valued using a trinomial lattice model. Significant assumptions used in the model at December 31, 2017 and 2016, include the market price of our common stock, an expected dividend yield of zero, remaining life of 2.0 years and 2.5 years, historical volatility of 24.359% and 82.470% and risk-free rates of return of 1.798% and 1.470%, respectively.

At December 31, 2017 and December 31, 2016, the fair value of the remaining 40,000 placement agent warrants was approximately $20,000 and $203,000, respectively.

NOTE 10.     RECENT ACCOUNTING PRONOUNCEMENTS

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

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In May 2014, the FASB issued ASU No. 2014-09 (ASC 606), Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on January 1, 2018. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We performed an analysis and concluded that the amendment will not have a material impact on our financial condition or results of operations.

ASU No. 2014-09 (ASC 606), Revenue from Contracts with Customers will become effective for us beginning with the first quarter of 2018, and we plan to adopt the new accounting standard using the modified retrospective transition approach. The modified retrospective transition approach will recognize any changes from the beginning of the year of initial application through retained earnings with no restatement of comparative periods. We will record revenue under ASC 606 at a single point in time, when control is transferred to the customer, which is consistent with past practice. We will continue to apply our current business processes, policies, systems and controls to support recognition and disclosure under the new standard. Based on the results of the evaluation, we have determined that the adoption of the new standard will have a material impact on our consolidated financial statements. Application of the transition requirements of the new standard will not have a material impact on opening retained earnings.

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

The obligations under the Loan are secured by a first mortgage and security interest in the Company’s Clearwater, Florida facility. In addition, the Company has pledged an interest in a certificate of deposit in the amount of $719,000 as additional collateral. The amount of the additional collateral required declines on a pro rata basis as principal is paid.

Borrowings under the Loan bear interest at LIBOR plus 3.5%, with a fixed monthly principal payment of $19,956. The interest rate at December 31, 2017 was 5.640%.

The Loan documents contain customary financial covenants, including a covenant that the Company maintains a minimum liquidity of $750,000. Should we desire to extend the Loan beyond July 20, 2019, we must maintain a Debt Service Coverage Ratio for each of the preceding four quarters of not less than 1.0 to 1.0.

Our future contractual obligations for agreements with initial terms greater than one year are as follows:

(In thousands)	Long-term debt
2018	$239
2019	2,455
Total	$2,694

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 12.     TAXES AND NET OPERATING LOSS CARRYFORWARDS

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35% to 21%; (2) bonus depreciation that will allow for full expensing of qualified property; (3) creating a new limitation on deductible interest expense; (4) eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized; (5) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; and (6) limitations on the deductibility of certain executive compensation. The SEC issued guidance on accounting for the tax effects of the Tax Act. The Company must reflect the income tax effects of those aspects of the Tax Act for which the accounting is known. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements and the Tax Act provides a measurement period that should not extend beyond one year from the Tax Act enactment date. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply the tax laws that were in effect immediately before the enactment of the Tax Act.

The corporate tax rate reduction was applied to our inventory of deferred tax liabilities, which resulted in the net tax benefit in the period ending December 31, 2017, of approximately $196,000.

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. The tax effects of these temporary differences representing the components of deferred tax assets (liabilities) were as follows:

(In thousands)	December 31, 2017	December 31, 2016
Deferred tax assets:
Loss and credit carry-forwards	$7,722	$9,169
Stock-based compensation	549	519
Inventory Reserve	494	534
Other	178	263
Total deferred tax assets	8,943	10,485
Valuation allowance	(8,756)	(10,185)
Total deferred tax assets, net of valuation allowance	187	300
Deferred tax liabilities:
State taxes (capital)	(17)	(19)
Property and equipment	(294)	(459)
Intangibles	(244)	(386)
Total deferred tax liabilities	(555)	(864)
Net deferred tax liabilities	$(368)	$(564)

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

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Below is a reconciliation of the statutory federal income tax rate to our effective tax rate:

	Year Ended December 31,
	2017	2016	2015
Federal tax provision	34.0%	34.0%	34.0%
State taxes (net of federal benefit)	4.8%	3.7%	2.4%
Warrant gains	0.4%	31.4%	(11.1)%
Valuation allowance	28.9%	(71.8)%	(26.3)%
Change in federal tax rate	(71.2)%	—%	—%
Other	6.2%	1.5%	0.6%
	3.1%	(1.2)%	(0.4)%

NOTE 13.     RETIREMENT PLAN

The Company provides a tax-qualified profit-sharing retirement plan under section 401(k) of the Internal Revenue Code for the benefit of eligible employees with an accumulation of funds for retirement on a tax-deferred basis and provides for annual discretionary contribution to individual trust funds.

All employees are eligible to participate. The employees may make voluntary contributions to the plan up to the maximum percentage allowed by the Internal Revenue Code. Vesting in employee matching contributions is graded and depends on the years of service. After three years from their date of hire, the employees are 100% vested. The Company makes matching contributions of 50% of the employee contributions up to a total of 3% of participant payroll. Matching contributions made by the Company totaled $0.3 million, $0.3 million and $0.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

A relative of Moshe Citronowicz, Bovie’s Senior Vice President, is considered a related party. Arik Zoran is a consultant of the Company doing business as AR Logic, Inc., a consulting firm owned by Arik Zoran, Mr. Citronowicz’s brother. The Company has been working with AR Logic since 2011 and as of April 14, 2017, the Company agreed to a renewal contract and terms to continue the consulting arrangement, expiring December 31, 2017. AR Logic was paid consulting fees of approximately $0.2 million, $0.2 million and $0.3 million during 2017, 2016 and 2015, respectively.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 15.     OTHER COMMITMENTS AND CONTINGENCIES

Property and Rental Agreements

In March 2014, we signed a lease for offices located in Purchase, New York. The lease is for 3,650 square feet of office space with a monthly cost of approximately $9,277 per month. We decided to consolidate operations in the Purchase, NY office with the facility in Clearwater. Based on this, we determined the office in Purchase, NY was no longer necessary and decided to cease all activity at the location. The remaining lease of approximately $175,000, has been expensed in 2017, included as part of severance and related expense and will be operational cash outflows during 2018 and 2019.

In October 2015, pursuant to our acquisition of Bovie Bulgaria, we are obligated to pay a lease of $5,424 per month, expiring in December 2021, for 18,745 square feet of office, research and manufacturing space in Sofia, Bulgaria.

The following is a schedule of approximate future minimum lease payments under operating leases as of December 31, 2017:

(In thousands)
2018	$74
2019	74
2020	74
2021	74
Total	$296

Litigation

The medical device industry is characterized by frequent claims and litigation, and we are and may become subject to various claims, lawsuits and proceedings in the ordinary course of our business, including claims by current or former employees, distributors and competitors, and with respect to our products and product liability claims, lawsuits and proceedings.

We are involved in a number of legal actions relating to the use of our J-Plasma technology. The outcomes of these legal actions are not within our complete control and may not be known for prolonged periods of time. In the opinion of management, the Company has meritorious defenses, and such claims are adequately covered by insurance, or are not expected, individually or in the aggregate, to result in a material, adverse effect on our financial condition. However, in the event that damages exceed the aggregate coverage limits of our policy or if our insurance carriers disclaim coverage, we believe it is possible that costs associated with these claims could have a material adverse impact on our consolidated earnings, financial position or cash flows.

Purchase Commitments

At December 31, 2017, we had purchase commitments for inventories totaling approximately $4.3 million, substantially all of which is expected to be purchased by the end of 2018.

Severance

Jack McCarthy, the Chief Commercialization Officer, was terminated without cause from his position with the Company effective November 6, 2017. Severance costs incurred included salary, option expense and other benefits of approximately $582,000, of which approximately $397,000 will be operational cash outflows during 2018.

Robert L. Gershon, the Chief Executive Officer and a director, resigned from all of his positions with the Company effective December 15, 2017. In connection with this departure, the Company and Mr. Gershon entered into a separation agreement, dated December 15, 2017. Severance costs incurred included salary, option expense and other benefits of approximately $767,000, of which approximately $670,000 will be operational cash outflows during 2018.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

In July of 2012, the stockholders approved the 2012 Share Incentive Plan covering a total of 750,000 shares of common stock issuable upon exercise of options to be granted under the plan. At December 31, 2017 approximately 37,000 remain to be issued in this plan.

In July of 2015, the stockholders approved the 2015 Executive and Employee Stock Option Plan covering a total of 2,000,000 shares of common stock issuable upon exercise of options to be granted under the plan. At December 31, 2017 approximately 343,578 remain to be issued in this plan.

In August of 2017, the stockholders approved the 2017 Executive and Employee Stock Option Plan covering a total of 3,000,000 shares of common stock issuable upon exercise of options to be granted under the plan. At December 31, 2017 approximately 1,900,000 remain to be issued in this plan.

The status of our stock options and stock awards are summarized as follows:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2015	3,131,447	$3.38
Granted	810,762	1.87
Exercised	(36,250)	3.62
Canceled and forfeited	(153,750)	3.69
Outstanding at December 31, 2016	3,752,209	$3.04
Granted	1,728,000	3.09
Exercised	(176,750)	2.41
Canceled and forfeited	(443,302)	3.95
Outstanding at December 31, 2017	4,860,157	$3.00

Exercisable at December 31, 2017	2,627,722	$3.46

	Number of options	Weighted average grant date fair value
Non-vested at December 31, 2016	1,745,506	$1.25
Granted	1,728,000	1.82
Vested	(797,769)	1.01
Forfeited	(443,302)	1.95
Non-vested at December 31, 2017	2,232,435	1.40

Common shares required to be issued upon the exercise of stock options and warrants would be issued from our authorized and unissued shares. We calculated the fair value of issued options utilizing a trinomial lattice with an expected life calculated via the simplified method as we do not have sufficient history to determine actual expected life.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	2017 Grants			2016 Grants			2015 Grants
Option value	$1.73	-	$2.34	$0.80	-	$0.91	$0.90	-	$1.84
Risk-free rate	1.5%	-	1.9%	1.5%	-	1.8%	0.2%		1.6%
Expected dividend yield	—%			—%			—%
Expected volatility	62.1%	-	68.0%	49.5%	-	50.3%	53.0%	-	54.0%
Expected term (in years)	6			6			6

As of December 31, 2017, the aggregate intrinsic value of all stock options outstanding and expected to vest was approximately $1,306,791 and the aggregate intrinsic value of currently exercisable stock options was approximately $768,706. The intrinsic value of each option share is the difference between the fair market value of our common stock and the exercise price of such option share to the extent it is “in-the-money”. Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the $2.60 closing stock price of our common stock on December 31, 2017, the last trading day of 2017. The total number of in-the-money options outstanding and exercisable as of December 31, 2017 was approximately 2,318,887.

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

The total intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015 was approximately $223,340, $119,026 and $51,575, respectively. Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option holder to exercise the options. The total cash proceeds received from the exercise of stock options was approximately $0 and $12,300 and $209,250 for the years ended December 31, 2017, 2016 and 2015, respectively.

The total fair value of options granted during the years ended December 31, 2017, 2016 and 2015 was approximately $3,144,960, $1,516,125 and $932,771, respectively. The total fair value of option shares vested during the years ended December 31, 2017, 2016 and 2015, was approximately $805,748, $612,464 and $412,638, respectively.

During the year ended December 31, 2017, we issued 47,372 common shares in exchange for 176,750 non-employee stock options and 129,378 common shares (via stock swaps).

During the year ended December 31, 2016, we issued 9,614 common shares in exchange for 36,250 non-employee stock options and 26,636 common shares (via stock swaps). Net proceeds from the issuance of common shares along with the shares received in the stock swap exercises were approximately $12,300 for the year ended December 31, 2016.

During the year ended December 31, 2015, we issued 33,520 common shares in exchange for 114,500 employee and non-employee stock options and 80,980 common shares (via stock swaps).

As of December 31, 2017, there was approximately $3.0 million of total unrecognized stock-based compensation cost, related to unvested stock options granted under the Amended Plan. This cost is expected to be recognized over a weighted-average period of approximately 4 years.

Allocation of stock based compensation expense was as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Cost of sales	$—	$2	$3
Research and development	27	27	39
Salaries and related costs	844	780	526
Total	$871	$809	$568

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

Summarized financial information with respect to reportable segments is as follows:

	Year ended December 31, 2017
(In thousands)	Core	OEM	Advanced Energy	Corporate (Other)	Total
Sales	$28,649	$2,598	$7,636	$—	$38,883

Income (loss) from operations	8,620	1,353	(3,957)	(11,281)	(5,265)

Severance and related expense	—	—	—	1,524	1,524
Interest expense, net	—	—	—	(136)	(136)
Change in fair value of derivative liabilities	—	—	—	183	183
Income tax benefit	—	—	—	(156)	(156)
Depreciation and amortization	—	—	—	696	696

	Year ended December 31, 2016
(In thousands)	Core	OEM	Advanced Energy	Corporate (Other)	Total
Sales	$27,808	$5,328	$3,491	$—	$36,627

Income (loss) from operations	7,600	3,045	(4,812)	(9,625)	(3,792)

Severance and related expense	—	—	—	—	—
Interest expense, net	—	—	—	(158)	(158)
Change in fair value of derivative liabilities	—	—	—	64	64
Income tax expense	—	—	—	64	64
Depreciation and amortization	—	—	—	734	734

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	Year ended December 31, 2015
(In thousands)	Core	OEM	Advanced Energy	Corporate (Other)	Total
Sales	$26,098	$2,116	$1,306	$—	$29,520

Income (loss) from operations	5,690	1,524	(4,688)	(9,512)	(6,986)

Severance and related expense	—	—	—	—	—
Interest expense, net	—	—	—	(158)	(158)
Change in fair value of derivative liabilities	—	—	—	1,799	1,799
Income tax expense	—	—	—	25	25
Depreciation and amortization	—	—	—	812	812

We derive revenues from four major product lines: Electrosurgical, Cauteries, Lighting and Other products. We do not review or analyze our four major product lines below net sales. Sales for the product lines are summarized as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Sales by Product Line
Electrosurgical	$25,727	$20,901	$17,558
Cauteries	7,141	7,101	6,886
Lighting	2,435	2,710	2,477
Other	3,580	5,915	2,599
Total	$38,883	$36,627	$29,520

International sales in 2017, 2016 and 2015 were 14.8%, 12.5% and 16.9% of sales, respectively. Substantially all of these sales are denominated in U.S. dollars. Revenue by geographic region, based on the "ship to" location on the invoice are as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Sales by Domestic and International
Domestic	$33,147	$32,050	$24,540
International	5,736	4,577	4,980
Total	$38,883	$36,627	$29,520

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 18.     SUPPLEMENTAL UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following table sets forth certain unaudited quarterly data for each of the four quarters in the years ended December 31, 2017 and 2016, respectively. The data has been derived from the Company’s unaudited consolidated financial statements that, in management’s opinion, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information when read in conjunction with the Consolidated Financial Statements and Notes thereto. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2017
Sales	$8,389	$9,799	$9,347	$11,348
Gross profit	4,226	5,042	4,594	5,899
Net loss attributable to common shareholders	(1,685)	(1,308)	(1,245)	(824)*
Basic loss per common share	$(0.05)	$(0.04)	$(0.04)	$(0.03)

Year ended December 31, 2016
Sales	$7,775	$9,295	$10,063	$9,494
Gross profit	3,323	4,700	5,062	4,830
Net loss attributable to common shareholders	(1,944)	(519)	(964)	(523)
Basic loss per common share	$(0.07)	$(0.02)	$(0.04)	$(0.02)
*Fourth quarter 2017 period includes approximately $1.5 million of non-recurring severance and expenses related to former members of the Company’s executive management team and related closure of the corporate office in Purchase, New York.

BOVIE MEDICAL CORPORATION

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with our current accountants on accounting and financial disclosures.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of December 31, 2017. Based upon that evaluation, our CEO and CFO concluded that, as of the end of that period, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate annually the effectiveness of our internal controls over financial reporting as of the end of each fiscal year and to include a management report assessing the effectiveness of our internal control over financial reporting in all annual reports. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, our management has concluded that, as of December 31, 2017, our internal control over financial reporting was effective.

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

Directors serve for one-year terms and are elected at the annual stockholders’ meeting. Set forth below is information regarding the executive officers, directors and key employees of Bovie Medical Corporation as of March 13, 2018.

Name	Age	Position	Director Since
Charles D. Goodwin	52	Chief Executive Officer and Director	December 2017
Jay D. Ewers	57	Chief Financial Officer, Treasurer and Secretary	N/A
J. Robert Saron	65	President, Chief Sales and Marketing Officer and Director	August 1988
Moshe Citronowicz	65	Senior Vice President	N/A
Andrew Makrides	76	Chairman of the Board	December 1982
Lawrence J. Waldman	71	Director	March 2011
Michael Geraghty	71	Director	March 2011
John Andres	60	Vice-Chairman of the Board	July 2014

Andrew Makrides, Esq. age 76, Chairman of the Board of Directors, received a Bachelor of Arts degree in Psychology from Hofstra University and a Juris Doctor Degree from Brooklyn Law School. He is a member of the Bar of the State of New York and practiced law from 1968 until joining Bovie Medical Corporation as a co-founder and Executive Vice President and director, in 1982. Mr. Makrides became President of the Company in 1985 and the CEO in December 1998 and served as such until March 18, 2011 at which point he relinquished his position as President, but remained CEO until December 2013. Mr. Makrides employment contract expired December 31, 2016. Mr. Makrides has over 30 years of executive experience in the medical industry.

BOVIE MEDICAL CORPORATION

Charles D. Goodwin, age 52, Chief Executive Officer and a Director of Bovie Medical, Inc., is an accomplished senior executive with over 25 years of experience in the healthcare industry. Before joining Bovie Medical in December 2017, Mr. Goodwin was the Chief Executive Officer of MIS Implants Technologies, Inc., a privately held company specializing in dental implants. Prior to this position, Mr. Goodwin spent more than 11 years with Olympus/Gyrus ACMI in a variety of commercial and leadership roles of increasing responsibility. Mr. Goodwin began as a regional sales director for Gyrus in 2002 and was later promoted to Vice President of Sales, overseeing the Company’s strong commercial ramp and assisting Gyrus’ executive leadership team in the successful acquisition of American Cytoscope Makers, or “ACMI”, for $500 million in 2005. As President of Gyrus ACMI’s surgical division, Mr. Goodwin developed the company’s global distribution network and achieved average annual sales growth of 35% for three consecutive years, resulting in a promotion to President of Worldwide Sales in 2007. As President of Worldwide Sales for Gyrus ACMI, Mr. Goodwin was responsible for a global business with approximately 700 employees and was a key contributor to the successful sale of Gyrus ACMI to Olympus for $2.2 billion in 2008. Mr. Goodwin served as Group Vice President of Olympus Corporation’s global surgical energy group, where he was responsible for commercial strategy, R&D and operations for a business with more than 500 employees worldwide. Mr. Goodwin held this position for five years before joining MIS Implants Technologies, Inc. in 2014. Mr. Goodwin holds a B.A. Finance and Economics from Eastern Washington University.

Jay D. Ewers, CPA, age 57, Chief Financial Officer, Treasurer and Secretary, has more than 30 years of accounting experience, having held financial executive positions in corporations ranging from early stage to high profile public companies with global operations in the medical equipment, manufacturing and semiconductor industries. Mr. Ewers joined the company as Corporate Controller in June, 2014. From 2004 to 2014, Mr. Ewers worked in private practice providing accounting and advisory services to both publicly traded and privately-held companies. Mr. Ewers received his CPA license in 1987 and is a certified internal auditor.

J. Robert Saron, age 65, President, Chief Sales and Marketing Officer and Director, holds a Bachelor degree in Social and Behavioral Science from the University of South Florida. From 1988 to present Mr. Saron has served as a director of the Company. Mr. Saron has previously served as both director and president of the Health Care Manufacturing Management Council. In 2011 Mr. Saron received the Leonard Berke Achievement award for ethics, mentoring, marketing skill, industry knowledge, contributions to the industry and contributions to HMMC. He currently serves as a director of the Health Industry Distributors Association Education Foundation. Mr. Saron received the Health Industry Distributors Association’s highest award in 2008, the Industry Award of Distinction (renamed the John F. Sasen Leadership Award) and in February 2013 was inducted into the Medical Distribution Hall of Fame. Mr. Saron’s employment contract extends to December 31, 2018. Mr. Saron brings over 39 years of executive marketing and distribution experience in the medical industry.

Moshe Citronowicz, age 65, Senior Vice President came to the United States in 1978 and has worked in a variety of manufacturing and high technology industries. In October 1993, Mr. Citronowicz joined the Company as Vice President of Operations and served as our Chief Operating Officer until November 2011. Currently, he is serving as the Senior Vice President. Mr. Citronowicz’s employment contract extends to December 31, 2018.

Lawrence J. Waldman, CPA, age 71, has served as a director since 2011 and is currently the Chair of our audit committee and Lead Independent Director of the Board. Mr. Waldman has over thirty-five years of experience in public accounting. Mr. Waldman currently serves as a senior advisor to First Long Island Investors, LLC, an investment and wealth management firm since May 2016. Prior to that Mr. Waldman served as an advisor to the accounting firm of EisnerAmper LLP, where he was previously the Partner-in-Charge of Commercial Audit Practice Development for Long Island since September 2011. Prior to joining EisnerAmper LLP, Mr. Waldman was the Partner-in-Charge of Commercial Audit Practice Development for Holtz Rubenstein Reminick, LLP from July 2006 to August 2011. Mr. Waldman was the Managing Partner of the Long Island office of KPMG LLP from 1994 through 2006, the accounting firm where he began his career in 1972. Mr. Waldman was elected to the Board of Directors of Comtech Telecommunications Corp. in August of 2015 and since December 2015, serves as Chair of its audit committee. In October 2016, Mr. Waldman was appointed and subsequently in December 2016 elected to the Board of Directors of CVD Equipment Corporation, and serves as a member of the audit committee and Chair of the compensation committee. Mr. Waldman serves as a member of the Board of Directors of Northstar/RXR Metro Income Fund, a non-traded Real Estate Investment Trust and has served as a member of its audit committee since 2014. Mr. Waldman is also the Chair of the Supervisory Committee of Bethpage Federal Credit Union. Mr. Waldman also served as a member of the State University of New York’s Board of Trustees and as chair of its audit committee. He previously served as the Chairman of the Board of Trustees of the Long Island Power Authority and as Chair and a member of the finance and audit committee of its Board of Trustees. Mr. Waldman meets the definition of a financial expert as defined by the SEC and NYSE MKT.

BOVIE MEDICAL CORPORATION

Michael Geraghty, age 71, has served as a director since March 2011 and was previously employed as the President of Global Sales at Optos, Inc., a developer and manufacturer of retinal imaging devices for screening, detection and diagnosis of eye related conditions. From 2005 through 2008, he was the President of International Sales at Gyrus Acmi where he first started in 2000 as Senior Vice President of Sales for Gyrus Medical. Prior to this, Mr. Geraghty was the Vice President of Sales and Marketing for Everest Medical, Inc. and before that was the Director of Marketing for Advanced Products at Arthrocare Corporation. Mr. Geraghty specializes in building independent direct sales teams in the medical device industry and has extensive domestic and international sales and marketing experience. He received his bachelor’s degree from St. Mary’s University and graduate degree in Executive Sales Management from the University of Minnesota.

John Andres, age 60, serves as Vice Chairman of the Board and has over thirty years of experience in the medical device industry. Since April, 2004, Mr. Andres has been a private consultant, doing business through John C. Andres, LLC, specializing in patent/business strategy development and execution. He also is a partner of Hawk Healthcare, LLC, which provides strategic transaction management to private individuals and companies.

In 2017, Mr. Andres joined the Longeviti Neuro Solutions, LLC Board of Directors which is developing cranial implant products for cranial reconstruction. In 2004, Mr. Andres helped found K2M, Inc. (KTWO) and from 2004 until 2010 served as a member of the Board of Directors of K2M, Inc. Prior to 2004, Mr. Andres held various legal and strategic business development positions at the Surgical Division of Tyco Healthcare Group, LLP, now Medtronic (NYSE: MDT) and its predecessor, United States Surgical Corporation. Before joining U.S. Surgical, Mr. Andres worked at the New York law firm of Morgan & Finnegan. He received his Associate of Applied Science degree from Rochester Institute of Technology, his Bachelor of Arts degree from Lehigh University and his Juris Doctor from Pace University School of Law.

Involvement in Certain Legal Proceedings

None

Independent Board Members

During 2017, the Board had three independent members, John Andres, Michael Geraghty and Lawrence J. Waldman, who meet the existing independence requirements of the NYSE MKT Market and the Securities and Exchange Commission.

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

•	The Board regularly meets in executive session with the CEO without other members of management present.

•	All Board committee members are independent directors. The committee chairs have authority to hold executive sessions without management and non-independent directors present.

The Board has no formal policy with respect to separation of the positions of Chairman and CEO or with respect to whether the Chairman should be a member of management or an independent director and believes that these are matters that should be discussed and determined by the Board from time to time. The Chief Executive Officer of the Company, Charlie Goodwin, is tasked with the responsibility of implementing our corporate strategy, we believe he is best suited for leading discussions, at the Board level, regarding performance relative to our corporate strategy and this discussion accounts for a significant portion of the time devoted at our Board meetings.

BOVIE MEDICAL CORPORATION

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

During 2017, our Audit Committee consisted of three independent members of the Board of Directors, Lawrence J. Waldman, John Andres and Michael Geraghty. As a smaller reporting company, we are required to have at least two independent members comprising our Audit Committee in accordance with Rule 10A-3 of the Securities Exchange Act of 1934 and the rules of the NYSE MKT Exchange. During 2017, Mr. Waldman served as the Audit Committee Chairman and financial expert. The Audit Committee meets as often as it determines necessary but not less frequently than once every fiscal quarter. During 2017, the Audit Committee met four times.

Governance and Nominating Committee

The Governance and Nominating Committee is responsible for matters relating to the corporate governance of our company and the nomination of members of the board and committees thereof. During 2017, our Governance and Nominating Committee consisted of three independent members of the Board of Directors, John Andres who serves as Chairman, Lawrence J. Waldman and Michael Geraghty. The Governance and Nominating Committee meets as often as it determines necessary, but not less than once a year. During 2017, Governance and Nominating Committee met one times.

Compensation Committee

The Compensation Committee is responsible for overseeing our compensation and employee benefit plans (including those involving the issuance of our equity securities) and practices, including formulating, evaluating and approving the compensation of our executive officers and reviewing and recommending to the full Board of Directors the compensation of our Chief Executive Officer. During 2017, our Compensation Committee consisted of four independent members of the Board of Directors, Michael Geraghty who served as Chairman, John Andres and Lawrence J. Waldman. The Compensation Committee meets as often as it determines necessary, but not less than once a year. During 2017, the Compensation Committee met three times.

BOVIE MEDICAL CORPORATION

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

To understand the competitiveness of compensation arrangements provided to our executive officers, in 2014 the Compensation Committee engaged Pearl Meyer & Partners to perform a competitive assessment of base salaries, bonuses for on-target performance and grants of equity incentives. In 2016, Pearl Meyer & Partners updated the competitive frame of reference for the study to consist of the following group of pre-selected companies that were of comparable size and operated in our industry category.

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

Compensation Program

Base Salary

We pay base salaries to our Executive Officers in order to provide a consistent, minimum level of pay that sustained individual performance warrants. We also believe that a competitive annual base salary is important to attract and retain an appropriate caliber of talent for each position over time.

The annual base salaries of our Executive Officers are determined by our Compensation Committee and approved by the Board of Directors. All salary decisions are based on each Executive Officer’s level of responsibility, experience and recent and past performance, as determined by the Compensation Committee. The Compensation Committee benchmarks base salaries using a major independent consulting firm and using their recommendations and other information the Committee evaluates and establishes the base compensation for our executives.

BOVIE MEDICAL CORPORATION

Performance Bonus

The second component of executive compensation is performance bonuses which are earned when defined metrics are achieved.

For 2017, the Company established a combination of financial, operational and personal objectives as the broad criteria that would determine annual performance bonus amounts for the year.

(In millions)	Threshold	Target	Achievement	Overall Weight	Achievement	Calculation
Advanced Energy Revenue	5.1	6.8	7.6	30%	125%	37.5%
Core Revenue	27.0	30.0	28.6	10%	75%	7.5%
OEM Revenue	3.7	4.1	2.6	10%	—%	—%
Operating Loss	(3.1)	(2.75)	(5.2)	25%	—%	—%
Total Cash Balance	7.2	9.6	9.9	10%	110%	11.0%
MBO	1	1	1	15%	100%	15.0%
Total				100%		71.0%

After careful review and consideration of the measures that comprise the 2017 bonus, the Compensation Committee approved the following performance bonuses:

Name	Bonus
Charles D. Goodwin	$—
Jay D. Ewers	$67,344	*
J. Robert Saron	$83,119	*
Moshe Citronowicz	$56,263	*
Robert L. Gershon	$122,080
Jack McCarthy	$59,191
Total	$387,997
* The Company and Messrs. Ewers, Saron and Citronowicz agreed to waive their bonus payment for 2017.

Stock Options

The third component of executive compensation is equity grants which have mainly come in the form of stock options. We believe that equity ownership in our Company is important to provide our Executive Officers with long-term incentives to better align interests of executives with the interests of stockholders and build value for our stockholders. In addition, the equity compensation is designed to attract and retain the executive management team. Stock options have value only if the stock price increases over time and, therefore, provide executives with an incentive to build Bovie’s value. This characteristic ensures that the Executive Officers have a meaningful portion of their compensation tied to future stock price increases and rewards management for long-term strategic planning through the resulting enhancement of the stock price.

Stock option awards to Executive Officers are entirely discretionary. The CEO recommends to the Compensation Committee awards for Executive Officers other than himself. The Compensation Committee considers this recommendation along with the prior contribution of these individuals and their expected future contributions to our growth. The Committee formulates and presents its recommended allocation of stock option awards to the Board of Directors for approval. The Compensation Committee then would make an independent determination on CEO stock option awards, again formulating and presenting its recommendation for the allocation of stock option awards to the Board of Directors for approval. The Board of Directors approves, rejects, or, if necessary, modifies the Committee’s recommendations.

BOVIE MEDICAL CORPORATION

Perquisites and Other Benefits

Our Executive Officers are eligible for the same health and welfare programs and benefits as the rest of our employees in their respective locations.

Our Executive Officers are entitled to participate in and receive employer contributions to Bovie’s 401(k) Savings Plan. For more information on employer contributions to the 401(k) Savings Plan see the Summary Compensation Table and its footnotes.

Tax and Accounting Considerations

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), places a limit of $1.0 million on the amount of compensation that we may deduct as a business expense in any year with respect to each of our most highly paid executives unless, among other things, such compensation is performance-based and has been approved by stockholders. The non-performance-based compensation paid to our executive officers for the 2017 fiscal year did not exceed the $1.0 million limit per executive officer. Accounting considerations also play an important role in the design of our executive compensation program. Accounting rules, such as FASB ASC Topic 718-10-10, Share-Based Payment, require us to expense the cost of our stock option grants which reduces the amount of our reported profits. Because of option expensing and the impact of dilution on our stockholders, we pay close attention to the number and value of the shares underlying stock options we grant.

BOVIE MEDICAL CORPORATION

Compensation of Executive Officers

The following table sets forth the compensation paid to each of our Executive Officers for the three years ended December 31, 2017, 2016, and 2015 for services to our Company in all capacities:

Name and Principal Position	Year	Salary	Bonus ($)		Stock Awards ($)	Option Awards ($) (1)		Non-Equity Incentive Plan Compensation Earnings ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (7)	Total ($)
Charles D. Goodwin	2017	$15,385	$—		$—	—		$—	$—	$—	$15,385
CEO and Director	2016	$—	$—		$—	—		$—	$—	$—	$—
	2015	$—	$—		$—	—		$—	$—	$—	$—

Jay D. Ewers*	2017	$271,000	$300	(2)	$—	137,340		$—	$—	$8,491	$417,131
Chief Financial Officer,	2016	$235,000	$109,892		$—	—		$—	$—	$10,608	$355,500
Treasurer and Secretary	2015	$171,456	$65,255		$—	70,655		$—	$—	$32,185	$339,551

J. Robert Saron	2017	$334,485	$300	(3)	$—	137,340		$—	$—	$19,769	$491,894
President, Chief Sales &	2016	$318,917	$148,956		$—	32,375		$—	$—	$24,383	$524,631
Marketing Officer & Director	2015	$305,184	$79,543		$—	—		$—	$—	$24,383	$409,110

Moshe Citronowicz	2017	$226,410	$300	(4)	$—	137,340		$—	$—	$18,968	$383,018
Senior Vice President	2016	$213,990	$100,112		$—	32,375		$—	$—	$22,066	$368,543
	2015	$204,775	$53,537		$—	—		$—	$—	$22,066	$280,378

Robert L. Gershon	2017	$436,000	$122,080		$—	196,200	(5)	$—	$—	$29,367	$783,647
CEO and Director	2016	$365,750	$293,724		$—	65,625		$—	$—	$30,201	$755,300
	2015	$350,000	$180,000		$—	—		$—	$—	$30,201	$560,201

Jack McCarthy	2017	$287,375	$59,191		$—	137,340	(6)	$—	$—	$27,242	$511,148
Chief Commercialization	2016	$287,375	$134,273		$—	32,375		$—	$—	$29,922	$483,945
Officer	2015	$275,000	$74,500		$—	—		$—	$—	$29,922	$379,422
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

(2)	The Company and Mr. Ewers voluntarily agreed to waive his bonus payment for 2017 of $67,344.

(3)	The Company and Mr. Saron voluntarily agreed to waive his bonus payment for 20177 of $83,119.

(4)	The Company and Mr. Citronowicz voluntarily agreed to waive his bonus payment for 2017 of $56,263.

(5)
Mr. Gershon resigned from all of his positions with the Company effective December 15, 2017. In connection with this departure, unvested options were forfeited in accordance with the terms of the Separation Agreement.

(6)
Mr. McCarthy was terminated without cause from his position with the Company effective November 6, 2017. In connection with this departure, unvested options were forfeited pursuant to the terms of his employment contract and the option agreements.

BOVIE MEDICAL CORPORATION

(7)	The amounts for 2017 include compensation under the following plans and programs:

	C.D. Goodwin	J.D. Ewers	J.R. Saron	M. Citronowicz	R.L. Gershon	J.J. McCarthy
Life insurance premiums	—	425	499	464	502	502
Health insurance premiums	—	—	11,170	11,775	20,765	21,927
Employer 401(k) contribution	—	8,066	8,100	6,729	8,100	4,813

Total	$—	$8,491	$19,769	$18,968	$29,367	$27,242
Amounts in the table above are pro-rated where applicable.

Employment Agreements and Potential Payments Upon Termination or Change in Control

At December 31, 2017, we were obligated under four employment agreements.

Name	Contract Expiration Date
Charles D. Goodwin	N/A(1)
Jay D. Ewers	N/A(1)
J. Robert Saron	December 31, 2018
Moshe Citronowicz	December 31, 2018

(1)	Employment contracts provide for the Executives to remain employed by the Company until such time as their employment is terminated pursuant to the terms of their Employment Agreement.

Approximate future minimum payments under these agreements are as follows as of December 31, 2017:

(In thousands)
2018	$1,005
2019	—
Total	$1,005

Employment contracts, other than for Messrs. Goodwin and Ewers, contain an automatic extension for a period of one year after the initial term unless we provide the executives with appropriate 60 days written notice pursuant to the contracts. The employment agreements provide, among other things, that the executive may be terminated as follows:

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

(d)
By Bovie, without cause, with the majority approval of the Board of Directors, for Mr. Goodwin, Mr. Saron, Mr. Ewers and Mr. Citronowicz at any time upon at least thirty (30) days prior written notice to the executive. In this case Bovie shall be obligated to pay the executive compensation in effect at such time, including all bonuses, accrued or prorated and expenses up to the date of termination. Thereafter for Messrs. Saron and Citronowicz, Bovie shall pay the executive three times the salary in effect at the time of termination payable in one lump sum.

BOVIE MEDICAL CORPORATION

(e)
If Bovie fails to meet its obligations to the executive on a timely basis, or if there is a change in the control of Bovie, the executive may elect to terminate his employment agreement. Upon any such termination or breach of any of its obligations under the employment agreement, Bovie shall pay Mr. Saron and Mr. Citronowicz a lump sum severance equal to three times the annual salary and bonus in effect the month preceding such termination or breach as well as any other sums which may be due under the terms of the employment agreement up to the date of termination. Mr. Goodwin and Mr. Ewers shall be paid two times their annual salary and bonus in effect the month preceding such termination or breach as well as any other sums which may be due under the terms of their respective employment agreement up to the date of termination.

There are no other employment contracts that have non-cancelable terms in excess of one year.

Outstanding Equity Awards

The following table presents information with respect to each unexercised stock option held by our Executive Officers as of December 31, 2017:

Name	# of Securities Underlying Unexercised Options (# Exercisable)	# of Securities Underlying Unexercised Options (# Unexercisable)	Weighted Average Option Exercise Price ($/Sh)	Option Expiration Range After Grant Date
Charles D. Goodwin	—	1,000,000	$2.99	12/15/2027
Jay D. Ewers	58,750	141,250	$2.85	6/30/2024	-	1/4/2028
J. Robert Saron	39,250	97,750	$2.69	7/12/2022	-	5/1/2027
Moshe Citronowicz	39,250	97,750	$2.69	7/12/2022	-	5/1/2027

Compensation of Non-Employee Directors

The following is a table showing the director compensation for the year ended December 31, 2017:

Name (a)	Fees Earned Or Paid In Cash ($) (b)	Stock Awards ($) (c)	Option Awards *** ($) (d)(1)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (I)	All Other Compensation ($) (g)	Total ($) (h)
Andrew Makrides	$50,000	$—	$20,772	$—	$—	$—	$70,772
Lawrence J. Waldman	$70,000	$—	$20,772	$—	$—	$—	$90,772
Michael Geraghty	$40,000	$—	$20,772	$—	$—	$—	$60,772
John Andres	$66,500	$—	$20,772	$—	$—	$—	$87,272
*** These columns represent the grant date fair value of the awards as calculated in accordance with FASB ASC 718 (Stock Compensation).

(1)	On September 14, 2017, 12,000 one year stock options with an exercise price of $2.85 and calculated option fair value of $1.731 were granted to each member of the Board.

In 2017, our Board of Directors consisted of Charles D. Goodwin, J. Robert Saron, Andrew Makrides, John Andres, Lawrence J. Waldman and Michael Geraghty. Mr. Gershon resigned from all of his positions with the Company effective December 15, 2017.

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

BOVIE MEDICAL CORPORATION

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

In July of 2012, the stockholders approved the 2012 Executive and Employee Stock Option Plan covering a total of 750,000 shares of common stock issuable upon exercise of options to be granted under the plan. At December 31, 2017 approximately 37,000 remain to be issued in this plan.

In July of 2015 the stockholders approved the 2015 Executive and Employee Stock Option Plan covering a total of 2,000,000 shares of common stock issuable upon exercise of options to be granted under the plan. At December 31, 2017 approximately 343,578 remain to be issued in this plan.

In August of 2017, the stockholders approved the 2017 Executive and Employee Stock Option Plan covering a total of 3,000,000 shares of common stock issuable upon exercise of options to be granted under the plan. At December 31, 2017 approximately 1,900,000 remain to be issued in this plan.

There have been no changes in the pricing of any options previously or currently awarded.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors is responsible for determining the compensation of executive officers of the Company, as well as compensation awarded pursuant to the Company’s equity incentive plans.

In 2017, our Compensation Committee consisted of three independent members of the Board of Directors, Michael Geraghty (Chairman), John Andres and Lawrence J. Waldman.

No member of the Compensation Committee is or has been an officer or employee of the Company or any of its subsidiaries. In addition, no member of the Compensation Committee had any relationships with the Company or any other entity that require disclosure under the proxy rules and regulations promulgated by the SEC.

COMPENSATION COMMITTEE REPORT

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K with management. Based on our Compensation Committee’s review of and the discussions with management with respect to the Compensation Discussion and Analysis, our Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our Proxy Statement and in this Annual Report on Form 10-K for the fiscal year ended December 31, 2017 for filing with the SEC. During the majority of 2017, our Compensation Committee consisted of three independent members of the Board of Directors, Michael Geraghty, who served as Chairman, John Andres and Lawrence J. Waldman.

BOVIE MEDICAL CORPORATION

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

See “ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters”.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of March 5, 2018 with respect to the beneficial ownership of the Company’s common stock by its executive officers, directors, all persons known by the Company to be the beneficial owners of more than 5% of its outstanding shares and by all officers and directors as a group.

	Number of Shares
Name and Address	Title	Owned (i)		Nature of Ownership	Percentage of Ownership (i)
William Weeks Vanderfelt	Common	2,417,899		Beneficial	7.3%
Coralis 44, Azzuri Village 44
Roches Noires, 31201 Mauritius

Archon Capital Management, LLC	Common	2,158,538		Beneficial	6.5%
1100 19th Avenue E
Seattle, WA 98122

RTW Investments	Common	1,752,611		Beneficial	5.3%
250 West 55th St. 16th Floor
New York, NY 10019

Andrew Makrides	Common	641,972	(ii)	Beneficial	1.9%
5115 Ulmerton Rd.
Clearwater, FL 33760

Charles D. Goodwin II	Common	—	(iii)	Beneficial	—%
5115 Ulmerton Rd.
Clearwater, FL 33760

J. Robert Saron	Common	445,190	(iv)	Beneficial	1.3%
5115 Ulmerton Rd.
Clearwater, FL 33760

Moshe Citronowicz	Common	465,754	(v)	Beneficial	1.4%
5115 Ulmerton Rd.
Clearwater, FL 33760

John Andres	Common	34,500	(vi)	Beneficial	0.1%
5115 Ulmerton Rd.
Clearwater, FL 33760

BOVIE MEDICAL CORPORATION

Jay D. Ewers	Common	58,750	(vii)	Beneficial	0.2%
5115 Ulmerton Rd.
Clearwater, FL 33760

Michael E. Geraghty	Common	62,000	(viii)	Beneficial	0.2%
5115 Ulmerton Rd.
Clearwater, FL 33760

Lawrence Waldman	Common	113,000	(ix)	Beneficial	0.3%
5115 Ulmerton Rd.
Clearwater, FL 33760

Officers and Directors as a group (8 persons)		1,821,166	(x)		5.5%

(i)
Based on 33,021,170 outstanding shares of Common Stock and 4,890,156 outstanding options to acquire a like number of shares of Common Stock as of March 5, 2018, of which officers and directors owned a total of 376,750 options and 1,444,416 shares at March 5, 2018. We have calculated the percentage on the basis of the amount of outstanding securities plus, for each person or group, any securities that person or group has current or future right to acquire pursuant to options, warrants, conversion privileges or other rights.

(ii)
Includes 611,972 shares and 30,000 vested options out of a total of 30,000 ten year options owned by Mr. Makrides to purchase shares of Common Stock of the Company at an exercise price of $2.54. These options vest equally over a four year period.

(iii)
Includes 0 shares and 0 vested options out of a total of 1,000,000 ten year options owned by Mr. Goodwin to purchase shares of Common Stock of the Company. Exercise price for his options is $2.99. These options vest equally over a two year period.

(iv)
Includes 405,940 shares and 39,250 vested options out of a total of 137,000 ten year options owned by Mr. Saron to purchase shares of Common Stock of the Company at an exercise price ranging from $1.80 to $3.23. These options vest equally over a four year period.

(v)
Includes 426,504 shares and 39,250 vested options out of a total of 137,000 ten year options owned by Mr. Citronowicz to purchase shares of Common Stock of the Company at an exercise price ranging from $1.80 to $3.23. These options vest equally over a four year period.

(vi)	Includes 34,500 vested options out of a total of 46,500 ten year options owned by Mr. Andres to purchase shares of Common Stock of the Company at an exercise price ranging from $1.88 to $3.81

(vii)
Includes 58,750 vested options out of a total of 200,000 ten year options owned by Mr. Ewers to purchase shares of Common Stock of the Company at an exercise price ranging from $2.13 to $3.63. These options vest equally over a four year period.

(viii)	Includes 62,000 vested options out of a total of 74,000 ten year options owned by Mr. Geraghty to purchase shares of Common Stock of the Company at an exercise price ranging from $1.88 to $3.81

(ix)	Includes 113,000 vested options out of a total of 125,000 ten year options owned by Mr. Waldman to purchase shares of Common Stock of the Company at an exercise price ranging from $1.88 to $3.81

(x)
Includes 376,750 vested ten year options out of a total of 1,761,500 ten year outstanding options and 1,444,416 shares owned by all Executive Officers and directors as a group. The last date options can be exercised is January 4, 2028.

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

To the Company’s knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2017 all filing requirements applicable to the Reporting Persons were timely met.

BOVIE MEDICAL CORPORATION

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

A relative of Moshe Citronowicz, Bovie’s Senior Vice President, is considered a related party. Arik Zoran is a consultant of the Company doing business as AR Logic, Inc., a consulting firm owned by Arik Zoran, Mr. Citronowicz’s brother. The Company has been working with AR Logic since 2011 and as of April 14, 2017, the Company agreed to a renewal contract and terms to continue the consulting arrangement, expiring December 31, 2017. AR Logic was paid consulting fees of approximately $0.2 million, $0.2 million and $0.3 million during 2017, 2016 and 2015, respectively.

Independent Board Members

The Board currently has three independent members, John Andres, Michael Geraghty and Lawrence J. Waldman who meet the existing independence requirements of the NYSE MKT Market and the Securities and Exchange Commission.

ITEM 14. Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to us by our current accountants, Frazier & Deeter, LLC:

	Year Ended December 31,
(In thousands)	2017	2016
Audit fees (1)	$194	$173
Non-Audit fees:
Audit related fees (2)	4	3
Tax fees (3)	—	—
All other fees (4)	—	—
Total fees billed	$198	$176

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

(4)	All other fees consist of fees for products and services other than the services reported above.

BOVIE MEDICAL CORPORATION

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)(1)	LISTING OF FINANCIAL STATEMENTS	Page

	The following consolidated financial statements of the Company are included in Item 8 of this Report:

	Consolidated Balance Sheets at December 31, 2017 and 2016	30
	Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015	31
	Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015	32
	Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015	33
	Notes to Consolidated Financial Statements	34

(a)(2)	FINANCIAL STATEMENT SCHEDULES

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

3.4	Certificate of Designation of Series B Preferred Stock (Incorporated by reference to Exhibit 3.1 on Form 8-K filed on March 11, 2015.
10.1	Loan Agreement (Incorporated by reference to the Registrant’s report on Form 8-K filed on March 24, 2014)
10.2	Mortgage, Security agreement, Financial Statement and Assignment (Incorporated by reference to the Registrant’s report on Form 8-K filed on March 24, 2014)
10.3	Promissory Note (Incorporated by reference to the Registrant’s report on Form 8-K filed on March 24, 2014)
10.4	Assignment of Rents, Leases and Profits and Contracts (Incorporated by reference to the Registrant’s report on Form 8-K filed March 24, 2014)
10.5	Security Agreement (Incorporated by reference to the Registrant’s report on Form 8-K filed on March 24, 2014)
10.6	Environmental Indemnity Agreement (Incorporated by reference to the Registrant’s report on Form 8-K filed on March 24, 2014.)
10.7	Jay D. Ewers Employment Agreement dated June 27, 2014 (Incorporated by reference to Exhibit 10.1 to Form 8-K Filed on August 12, 2015)
10.8	Amendment to Jay D. Ewers Employment Agreement dated August 6, 2015 (Incorporated by reference to Exhibit 10.2 to Form 8-K Filed on August 12, 2015)
10.9	Amendment to Jay D. Ewers Employment Agreement dated October 14, 2015 (Incorporated by reference to Exhibit 10.3 to Form 8-K Filed on October 19, 2015)
10.10	Share Purchase Agreement (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 23, 2015)

BOVIE MEDICAL CORPORATION

10.11
First Amendment to Loan Agreement, dated June 28, 2016, between the Company and Bank of Tampa, a Florida banking corporation (Incorporated by reference to Exhibit 10.1 on Form 8-K filed on July 5, 2016)

10.12	Amended and Restated Promissory Note (Incorporated by reference to Exhibit 10.2 on Form 8-K filed on July 5, 2016)
10.13	Mortgage and Other Loan Documents Extension & Modification (Incorporated by reference to Exhibit 10.3 on Form 8-K filed on July 5, 2016)
10.14	Robert L. Gershon Employment Agreement dated December 13, 2013 (Incorporated by reference to Exhibit 10.4 to Form 8-K Filed on December 16, 2013)
10.15	Amendment to Robert L. Gershon Employment Agreement dated October 14, 2015 (Incorporated by reference to Exhibit 10.2 to Form 8-K Filed on October 19, 2015)
10.16*	Separation Agreement, dated December 15, 2017, by and between the Company and Robert L. Gershon
10.17*	Charles D. Goodwin II Employment Agreement, dated December 15, 2017
14.1	Bovie Medical Corporation Code of Ethics (Incorporated by reference to the Registrant’s report on Form 10-K/A filed March 31, 2011)
21.1*	List of Subsidiaries
23.1*	Consent of Frazier & Deeter, LLC
31.1*	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 202
31.2*	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 202
32.1*	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 202
32.2*	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 202
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Label Presentation Document

* Filed herewith.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended and otherwise is not subject to liability under these sections.

BOVIE MEDICAL CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Clearwater, Florida on March 13, 2018.

Bovie Medical Corporation

By:	/s/ Charles D. Goodwin II
Charles D. Goodwin II
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Jay D. Ewers
Jay D. Ewers
Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

Directors:

/s/ ANDREW MAKRIDES	Chairman of the Board	March 13, 2018
Andrew Makrides

/s/ CHARLES D. GOODWIN II	Chief Executive Officer and Director	March 13, 2018
Charles D. Goodwin II

/s/ JAY D. EWERS	Chief Financial Officer, Treasurer and Secretary	March 13, 2018
Jay D. Ewers

/s/ J. ROBERT SARON	President, Chief Sales and Marketing Officer and Director	March 13, 2018
J. Robert Saron

/s/ JOHN ANDRES	Vice Chairman of the Board	March 13, 2018
John Andres

/s/ LAWRENCE J. WALDMAN	Director	March 13, 2018
Lawrence J. Waldman

/s/ MICHAEL GERAGHTY	Director	March 13, 2018
Michael Geraghty