Form 10-Q
period 2018-03-31
BOVIE MEDICAL Corp
filed 2018-05-15
CIK 719135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

or

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No ☒
As of May 9, 2018, 32,879,970 shares of the registrant’s $0.001 par value common stock were outstanding.

BOVIE MEDICAL CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended March 31, 2018
(Unaudited)

BOVIE MEDICAL CORPORATION

PART I.     Financial Information

ITEM 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data, Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$8,701	$9,949
Restricted cash	660	719
Trade accounts receivable, net of allowance of $147 and $204	5,143	4,857
Inventories, net	6,709	6,526
Prepaid expenses and other current assets	522	496
Total current assets	21,735	22,547
Property and equipment, net	6,338	6,408
Brand name and trademark	1,510	1,510
Purchased technology and license rights, net	189	179
Goodwill	185	185
Deposits	91	92
Other assets	64	67
Total assets	$30,112	$30,988

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,097	$1,583
Accrued severance and related	948	1,242
Accrued payroll	198	447
Current portion of mortgage note payable	239	239
Accrued and other liabilities	2,212	2,462
Total current liabilities	5,694	5,973
Mortgage note payable, net of current portion	2,395	2,455
Note payable	140	140
Deferred tax liability	368	368
Derivative liabilities	46	20
Total liabilities	$8,643	$8,956
STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized; 33,021,170 issued and 32,878,091 outstanding as of March 31, 2018 and December 31, 2017	33	33
Additional paid-in capital	50,867	50,495
Accumulated deficit	(29,431)	(28,496)
Total stockholders' equity	21,469	22,032
Total liabilities and stockholders' equity	$30,112	$30,988
The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, Unaudited)

	Three Months Ended March 31,
	2018	2017
Sales	$9,916	$8,389
Cost of sales	4,926	4,163
Gross profit	4,990	4,226
Other costs and expenses:
Research and development	562	709
Professional services	506	390
Salaries and related costs	2,116	2,460
Selling, general and administrative	2,670	2,404
Total other costs and expenses	5,854	5,963
Loss from operations	(864)	(1,737)
Interest expense, net	(34)	(31)
Change in fair value of derivative liabilities	(26)	88
Total other (loss) income, net	(60)	57
Loss before income taxes	(924)	(1,680)
Income tax expense	11	5
Net loss	$(935)	$(1,685)

Loss per share
Basic	$(0.03)	$(0.05)
Diluted	$(0.03)	$(0.06)

Weighted average number of shares outstanding - basic	32,878	30,860
Weighted average number of shares outstanding - dilutive	32,878	30,887

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, Unaudited)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance December 31, 2016	976	$1	30,860	$31	$49,625	$(23,434)	$26,223
Stock based compensation	—	—	—	—	159	—	159
Net loss	—	—	—	—	—	(1,685)	(1,685)
Balance March 31, 2017	976	$1	30,860	$31	$49,784	$(25,119)	$24,697

Balance December 31, 2017	—	$—	32,878	$33	$50,495	$(28,496)	$22,032
Stock based compensation	—	—	—	—	372	—	372
Net loss	—	—	—	—	—	(935)	(935)
Balance March 31, 2018	—	$—	32,878	$33	$50,867	$(29,431)	$21,469

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(935)	$(1,685)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	199	178
Provision for inventory obsolescence	(47)	(24)
Stock based compensation	372	159
Change in fair value of derivative liabilities	26	(88)
Provision for allowance for doubtful accounts	(9)	(7)
Changes in current assets and liabilities:
Trade receivables	(277)	461
Prepaid expenses	(26)	(226)
Inventories	(136)	(1,240)
Deposits and other assets	4	(2)
Accounts payable	514	570
Accrued and other liabilities	(793)	(914)
Net cash used in operating activities	(1,108)	(2,818)
Cash flows from investing activities
Purchases of technology, property and equipment	(139)	(71)
Net cash used in investing activities	(139)	(71)
Cash flows from financing activities
Repayment of mortgage note payable	(60)	(59)
Net cash used in financing activities	(60)	(59)
Net change in cash, cash equivalents and restricted cash	(1,307)	(2,948)
Cash, cash equivalents and restricted cash, beginning of period	10,668	15,235
Cash, cash equivalents and restricted cash, end of period	$9,361	$12,287

Cash paid for:
Interest paid	$34	$31

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.     BASIS OF PRESENTATION

Unless the context otherwise indicates, the terms “we,” “our,” “us,” “Bovie,” and similar terms refer to Bovie Medical Corporation and its consolidated subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared based upon SEC rules that permit reduced disclosure for interim periods. For a more complete discussion of significant accounting policies and certain other information, please refer to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown, including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year.

NOTE 2.     INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined on a first in, first out basis. Finished goods and work-in-process inventories include material, labor and overhead costs. Factory overhead costs are allocated to inventory manufactured in-house based upon labor hours.

Inventories consisted of the following:

(In thousands)	March 31, 2018	December 31, 2017
Raw materials	$5,229	$5,163
Finished goods	3,346	3,276
Gross inventories	8,575	8,439
Less: reserve for obsolescence	(1,866)	(1,913)
Net inventories	$6,709	$6,526

NOTE 3.     INTANGIBLE ASSETS

Intangible assets consisted of the following:

(In thousands)	March 31, 2018	December 31, 2017
Brand name and trademark (life indefinite)	$1,510	$1,510

Purchased technology (5-17 year lives)	$1,550	$1,513
Less: accumulated amortization	(1,361)	(1,334)
Purchased technology, net	$189	$179

Goodwill	$185	$185

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

Amortization of purchased technology was $27,000 for the three months ended March 31, 2018 and 2017. Amortization expense is classified within selling, general and administration expenses in the consolidated statements of operations.

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

ASU No. 2016-18, Restricted Cash Flows provides guidance on the presentation of restricted cash and restricted cash equivalents, which are now included with cash and cash equivalents when reconciling the beginning and ending cash amounts shown on the statements of cash flows. Using the retrospective transition method required under the standard, the Company has adjusted the presentation of its Condensed Consolidated Statements of Cash Flows for all periods presented. The adoption of ASU No. 2016-18 did not have any other impact on the Company’s Consolidated Financial Statements.

The following table provides additional detail by financial statement line item of the ASU 2016-18 impact in our Consolidated Statement of Cash Flows for the three months ended March 31, 2018 and 2017:

(In thousands)	As Reported (Pre-Adoption)	ASU 2016-18 Impact	Reported (Post Adoption)
Three Months Ended March 31, 2018
Cash, cash equivalents and restricted cash, beginning of period	9,949	719	10,668

Three Months Ended March 31, 2017
Net change in cash, cash equivalents and restricted cash	(2,948)	—	(2,948)
Cash, cash equivalents and restricted cash, beginning of period	14,456	779	15,235
Cash, cash equivalents and restricted cash, end of period	11,508	779	12,287
ASU No. 2014-09 (ASC 606), Revenue from Contracts with Customers became effective for us beginning with the first quarter of 2018, and adopted the new accounting standard using the modified retrospective transition approach. The modified retrospective transition approach recognized any changes from the beginning of the year of initial application through retained earnings with no restatement of comparative periods. We record revenue under ASC 606 at a single point in time, when control is transferred to the customer, which is consistent with past practice. We will continue to apply our current business processes, policies, systems and controls to support recognition and disclosure under the new standard. Based on the results of the evaluation, we have determined that the adoption of the new standard presents no material impact on our consolidated financial statements. Application of the transition requirements of the new standard did not have a material impact on opening retained earnings.

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

The following represents a reconciliation of the changes in fair value of warrants measured at fair value using Level 3 inputs during the three months ended March 31, 2018:

(in thousands)	2013 Placement Agent Warrants
Balance, December 31, 2017	$20
Change in fair value	26
Balance, March 31, 2018	$46
The warrants are valued using a trinomial lattice model. Significant assumptions used in the model at March 31, 2018 included the market price of our common stock, an expected dividend yield of zero, the remaining life of 1.2 years, historical volatility of 68.754% and risk-free rates of return of 2.153%.

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

	Three Months Ended March 31,
(in thousands, except per share data)	2018	2017
Numerator:
Net loss available to common shareholders	$(935)	$(1,685)
Effect of dilutive securities:
Derivative liability - warrants	—	(88)
Numerator for dilutive loss per common share	$(935)	$(1,773)

Denominator:
Weighted average shares used to compute basic loss per common share	32,878	30,860
Effect of dilutive securities:
Derivative liability - warrants	—	27
Denominator for dilutive loss per common share	32,878	30,887

Basic loss per common share	$(0.03)	$(0.05)
Diluted loss per common share	$(0.03)	$(0.06)

For the three months ended March 31, 2018, options and warrants to purchase approximately 473,000 shares of common stock were excluded in the computation of diluted earnings per share because their effects were anti-dilutive.

For the three months ended March 31, 2017, warrants to purchase approximately 27,000 shares of common stock and approximately $88,000 of the gain on the fair market valuation of the derivative liabilities were included in the computation of diluted earnings per share because their effects were dilutive.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 7.     STOCK-BASED COMPENSATION

Under our stock option plans, our board of directors may grant options to purchase common shares to our key employees, officers, directors and consultants. We account for stock options in accordance with FASB ASC Topic 718, Compensation - Stock Compensation, with option expense amortized over the vesting period based on the trinomial lattice option-pricing model fair value on the grant date, which includes a number of estimates that affect the amount of our expense. We expensed approximately $372,000 in stock-based compensation during the three months ended March 31, 2018, as compared with $159,000 for the three months ended March 31, 2017.

The status of our stock options and stock awards are summarized as follows:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2017	4,860,157	$3.00
Granted	42,000	2.53
Outstanding at March 31, 2018	4,902,157	$2.98

Common shares required to be issued upon the exercise of stock options and warrants would be issued from our authorized and unissued shares. We calculated the fair value of issued options utilizing a trinomial lattice with an expected life calculated via the simplified method as we do not have sufficient history to determine actual expected life.

	2018 Grants
Option value	$1.46	-	$1.60
Risk-free rate	1.9%
Expected dividend yield	—
Expected volatility	68.8%
Expected term (in years)	6

NOTE 8.     INCOME TAXES

The Company's income tax expense was $11,000 with an effective tax rate of 0.0% for the three months ended March 31, 2018, as compared to $5,000 with an effective tax rate of 0.0% for the three months ended March 31, 2017. The Company's effective tax rate differs from the statutory rate primarily due to the change in the valuation allowance on the Company's net deferred tax assets with a finite life.

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

For the three months ended March 31, 2018, we do not believe we had any significant uncertain tax positions nor did we have any interest or penalties related to any significant uncertain tax positions.

The Company is subject to U.S. federal income tax, state income tax and Bulgarian income tax. Until the respective statutes of limitations expire (which may be as much as 20 years while we have unused Net Operating Losses), we are subject to income tax audits in the jurisdictions in which we operate.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 9.     COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Property and Rental Agreements

In March 2014, we signed a lease for offices located in Purchase, New York. We decided to consolidate operations in the Purchase, NY office with the facility in Clearwater, Florida. Based on this, we determined the office in Purchase, NY was no longer necessary and decided to cease all activity at the location. The remaining lease was expensed in the fourth quarter of 2017 and included as part of severance and related expense, $147,000 will be operational cash outflows during 2018 and 2019.

In October 2015, pursuant to our acquisition of Bovie Bulgaria, we are obligated to pay a lease of $6,300 per month, expiring in December 2021, for 18,745 square feet of office, research and manufacturing space in Sofia, Bulgaria.

The following is a schedule of approximate future minimum lease payments under operating leases as of March 31, 2018:

(In thousands)
2018 (remaining nine months)	$57
2019	76
2020	76
2021	76
Total	$285

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

Purchase Commitments

At March 31, 2018, we had purchase commitments for inventories totaling approximately $5.4 million, substantially all of which is expected to be purchased by the end of 2018.

Concentrations

Our ten largest customers accounted for approximately 27.8% and 46.2% of trade receivables as of March 31, 2018 and 2017, respectively, and approximately 41.9% and 56.2% of net revenues for the three months ended March 31, 2018 and 2017, respectively. For the three months ended March 31, 2018, McKesson and National Distribution & Contracting Inc. accounted for 14.5% and 5.3% of sales, respectively, while for the same period in 2017, McKesson and National Distribution & Contracting Inc. accounted for 16.0% and 8.7% of sales, respectively.

NOTE 10.     RELATED PARTY TRANSACTIONS

Several relatives of Nikolay Shilev, Bovie Bulgaria’s Managing Director, are considered related parties. Teodora Shileva, Mr. Shilev’s spouse, is an employee of the Company working in the Accounting department. Antoaneta Dimitrova Shileva-Toromanova, Mr. Shilev’s sister, is the Manager of Production and Human Resources. Svetoslav Shilev, Mr. Shilev’s son, is an Engineer in the Quality Assurance department.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 11.     LONG TERM DEBT

On June 28, 2016, the Company entered into a transaction with Bank of Tampa, a Florida banking corporation (“Lender”), wherein Lender amended the terms of a mortgage loan (“the Loan”) originally executed on March 20, 2014 with a principal amount of $3,592,000. The Initial Maturity Date of the Loan was extended to July 20, 2019 from March 19, 2017, and the Extended Maturity Date was amended to July 20, 2024 from March 20, 2022. In addition, the Lender released as collateral to the Loan, the Company’s working capital accounts in exchange for a negative covenant limited to $2,000,000 of the aggregate indebtedness secured by these accounts.

The obligations under the Loan are secured by a first mortgage and security interest in the Company’s Clearwater, Florida facility. In addition, the Company has pledged an interest in a certificate of deposit in the amount of $660,000 as additional collateral. The amount of the additional collateral required declines on a pro rata basis as principal is paid.

Borrowings under the Loan bear interest at LIBOR plus 3.5%, with a fixed monthly principal payment of $19,956. The interest rate at March 31, 2018 was 5.170%.

The Loan documents contain customary financial covenants, including a covenant that the Company maintains a minimum liquidity, as defined, of $750,000. Should we desire to extend the Loan beyond July 20, 2019, we must maintain a Debt Service Coverage Ratio for each of the preceding four quarters of not less than 1.0 to 1.0.

Our future contractual obligations for agreements with initial terms greater than one year are as follows:

(In thousands)	Long-term debt
2018 (remaining nine months)	$239
2019	2,395
Total	$2,634

NOTE 12.     GEOGRAPHIC AND SEGMENT INFORMATION

Operating segments are aggregated into reportable segments only if they exhibit similar economic characteristics. In addition to similar economic characteristics, we also consider the following factors in determining the reportable segments: the nature of business activities, the management structure directly accountable to our chief operating decision maker for operating and administrative activities, availability of discrete financial information and information presented to the Board of Directors and investors.

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

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Summarized financial information with respect to reportable segments is as follows:

	Three Months Ended March 31, 2018
(In thousands)	Core	Advanced Energy	OEM	Corporate (Other)	Total
Sales	$6,519	$2,629	$768	$—	$9,916

Income (loss) from operations	1,856	(578)	406	(2,548)	(864)

Interest expense, net	—	—	—	(34)	(34)
Change in fair value of derivative liabilities	—	—	—	(26)	(26)
Income tax expense	—	—	—	11	11
Depreciation and amortization	—	—	—	199	199

	Three Months Ended March 31, 2017
(In thousands)	Core	Advanced Energy	OEM	Corporate (Other)	Total
Sales	$6,775	$607	$1,007	$—	$8,389

Income (loss) from operations (1)	2,213	(1,819)	503	(2,634)	(1,737)

Interest expense, net	—	—	—	(31)	(31)
Change in fair value of derivative liabilities	—	—	—	88	88
Income tax expense	—	—	—	5	5
Depreciation and amortization	—	—	—	178	178

(1)
During the first quarter of 2017, marketing expenses were presented as attributable only to the Corporate (Other) segment in the line Income (loss) from operations. It was subsequently determined that certain marketing expenses are attributable to specific segments. The disclosure of Income (loss) from operations was updated for the first quarter of 2017 to reflect marketing expense by segment.

International sales represented approximately 19.6% of total revenues for the three months ended March 31, 2018, as compared with 16.7% of total revenues for the three months ended March 31, 2017. Substantially all of these sales are denominated in U.S. dollars. Revenue by geographic region, based on the "ship to" location on the invoice are as follows:

	Three Months Ended March 31,
(In thousands)	2018	2017
Sales by Domestic and International
Domestic	$7,973	$6,992
International	1,943	1,397
Total	$9,916	$8,389

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

We are also the developer of J-Plasma (rebranded as RenuvionTM Cosmetic Technology for the cosmetic surgery market), a patented plasma-based surgical product for cutting, coagulation and ablation of soft tissue. J-Plasma/Renuvion system utilizes a helium ionization process to produce a stable, focused beam of plasma that provides surgeons with greater precision, and minimal invasiveness. The new J-Plasma/Renuvion handpieces with Cool-Coag™ technology deliver the precision of helium plasma energy, the power of traditional monopolar coagulation and the efficiency of plasma beam coagulation - enabling thin-layer ablation and dissection and fast coagulation with a single instrument, minimizing instrument exchange and allowing a surgeon to focus on their patient and their procedures. With Cool-Coag technology, the new J-Plasma/Renuvion handpieces can deliver three distinctly different energy modalities - further increasing the utility and versatility of the J-Plasma system. J-Plasma has been the subject of ten white papers and has been cited therein for its clinical utility in gynecological and plastic surgery procedures.

During 2018, we will continue our full scale commercialization efforts for J-Plasma. We have a direct sales force of 19 field-based selling professionals and a network of 14 independent manufacturing representatives, resulting in a total sales force of 33. This selling organization is focused on the use of J-Plasma for surgical procedures. In addition, we have invested in training programs and marketing-related activities to support accelerated adoption of J-Plasma.

The majority of our core products are marketed through medical distributors, which distribute to more than 6,000 hospitals, and to doctors and other healthcare facilities. New distributors are contacted through responses to our advertising in international and domestic medical journals and our presence at domestic and international trade shows.

International sales represented approximately 19.6% and 16.7% of total sales in the three months ended March 31, 2018 and 2017, respectively. Management estimates our products have been sold in more than 150 countries through local dealers coordinated by sales and marketing personnel at the Clearwater, Florida facility.

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

Results of Operations

Sales

	Three Months Ended March 31,
(In thousands)	2018	2017	Change
Sales by Reportable Segment
Core	$6,519	$6,775	(3.8)%
Advanced Energy	2,629	607	333.1%
OEM	768	1,007	(23.7)%
Total	$9,916	$8,389	18.2%

Sales by Domestic and International
Domestic	$7,973	$6,992	14.0%
International	1,943	1,397	39.1%
Total	$9,916	$8,389	18.2%

Overall sales increased by 18.2% or approximately $1.5 million for the three months ended March 31, 2018 when compared with 2017. Sales of J-Plasma/Renuvion generators and handpieces were the primary driver of total revenue growth in the first quarter of 2018. Advanced Energy segment sales were $2.6 million, an increase of approximately 333.1% when compared to the same period of 2017 as a result of continued focus of our selling into the cosmetic surgery market. Core segment sales, which consists of our brand name electrosurgical devices and accessories, cauteries, penlights, lighting, colposcopes and other similar products, decreased 3.8% or approximately $0.3 million for the three months ended March 31, 2018, when compared with 2017. The OEM segment consists of proprietary products designed specifically for third party equipment manufacturers; revenue for this product line decreased 23.7% or approximately $0.2 million when compared to 2017.

BOVIE MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Gross Profit

	Three Months Ended March 31,
(In thousands)	2018	2017	Change
Cost of sales	$4,926	$4,163	18.3%
Percentage of sales	49.7%	49.6%

Gross profit	$4,990	$4,226	18.1%
Percentage of sales	50.3%	50.4%

Our gross profit increased by 18.1% or approximately $0.8 million during the three months ended March 31, 2018 when compared to 2017. The increase was driven by higher gross profit in the Advanced Energy segment, due to a product and pricing mix. The overall increase in gross profit was partially offset by lower margins in OEM and the Core segment.

We do not anticipate any material impact to our gross profit, material costs, or other costs as a result of the effect of inflation or any material impact of changing prices on net revenue.

Other Costs and Expenses

Research and development

	Three Months Ended March 31,
(In thousands)	2018	2017	Change
Research and Development expense	$562	$709	(20.7)%
Percentage of sales	5.7%	8.5%

The 20.7% reduction in spending in R&D for the three months ended March 31, 2018 of 5.7% is the result of more focused spending in clinical studies and research projects related to cosmetic surgery market.

Professional services

	Three Months Ended March 31,
(In thousands)	2018	2017	Change
Professional services expense	$506	$390	29.7%
Percentage of sales	5.1%	4.6%

Professional services expense as a percent of sales were higher for the three months ended March 31, 2018 when compared to 2017.The change was primarily attributable to increases in physician consulting expenses related to the Advanced Energy segment.

Salaries and related costs

	Three Months Ended March 31,
(In thousands)	2018	2017	Change
Salaries and related expenses	$2,116	$2,460	(14.0)%
Percentage of sales	21.3%	29.3%

During three months ended March 31, 2018, salaries and related expenses decreased approximately 14.0% or approximately $0.3 million compared to the prior year. The decrease was driven by a $0.3 million reduction in executive compensation, partially offset by additional hiring in our Regulatory and Quality departments versus the comparable period of 2017.

BOVIE MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Selling, general and administrative expenses

	Three Months Ended March 31,
(In thousands)	2018	2017	Change
SG&A Expense	$2,670	$2,404	11.1%
Percentage of sales	26.9%	28.7%

Selling, general and administrative expense increased by 11.1% or approximately $0.3 million for the three months ended March 31, 2018 when compared to 2017. We experienced increases from consulting in the Advanced Energy segment and sales commissions, partially offset by decreases in trade show fees and general insurance.

Other Income (Expense), net

	Three Months Ended March 31,
(In thousands)	2018	2017	Change
Interest expense, net	$(34)	$(31)	9.7%
Percentage of sales	(0.3)%	(0.4)%
Change in fair value of derivative liabilities, net	$(26)	$88	(129.5)%
Percentage of sales	(0.3)%	1.0%

Interest expense, net

Total net interest expense increased, due to a higher LIBOR rate for the three months ended March 31, 2018 as compared with 2017.

Change in fair value of liabilities, net

On December 13, 2013, we entered into a securities purchase agreement pursuant to which we issued 3,500,000 shares of our newly designated Series A 6% Convertible Preferred Stock with a stated value of $2.00 per share and 5,250,000 warrants to purchase our common stock, at an exercise price of $2.387 per share. We also issued 525,000 warrants to the placement agent, of which 40,000 have a strike price of $2.387 and remain outstanding as of March 31, 2018. The warrants are accounted for as derivative financial instruments at fair value and are re-valued each period.

At March 31, 2018, the placement agent warrants were valued at $46,000 and we recognized a net loss of $26,000.

Income Taxes

The Company's income tax expense was $11,000 with an effective tax rate of 0.0% for the three months ended March 31, 2018, as compared to $5,000 with an effective tax rate of 0.0% for the three months ended March 31, 2017. The Company's effective tax rate differs from the statutory rate primarily due to the change in the valuation allowance on the Company's net deferred tax assets with a finite life.

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

Liquidity and Capital Resources

Our working capital at March 31, 2018 was approximately $16.0 million compared with $16.6 million at December 31, 2017. Accounts receivable days sales outstanding were 38 days and 42 days at March 31, 2018 and 2017, respectively. The number of days sales in inventory, which is the total inventory available for production divided by the 12-month average cost of materials, decreased 34 days to 152 days equating to an inventory turn ratio of 2.10 at March 31, 2018 from 186 days and an inventory turn ratio of 1.80 at March 31, 2017. The lower number of days sales in inventory is mainly due to an increase in sales and lower inventory balances compared to the same period in 2017.

For the three months ended March 31, 2018, net cash used in operating activities was approximately $1.1 million compared with net cash used by operating activities of approximately $2.8 million for the same period in 2017. The net cash used in operating activities was attributed to $0.9 million of net loss, accounts receivable of $0.3 million, increases of inventory of $0.1 million and changes in working capital of $0.3 million, partially offset by non-cash inflows of $0.6 million.

Net cash used in investing activities was attributed to purchases of property and equipment for approximately $139,000 during the three months ended March 31, 2018, compared to $71,000 cash used for the same period in 2017.

Cash used in financing activities of approximately $60,000 during the three months ended March 31, 2018, compared to cash used in financing activities of approximately $59,000 for the same period in 2017.

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

The obligations under the Loan are secured by a first mortgage and security interest in the Company’s Clearwater, Florida facility. In addition, the Company has pledged an interest in a certificate of deposit in the amount of $660,000 as additional collateral. The amount of the additional collateral required declines on a pro rata basis as principal is paid.

Borrowings under the Loan bear interest at LIBOR plus 3.5%, with a fixed monthly principal payment of $19,956. The interest rate at March 31, 2018 was 5.170%.

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

Approximate future expected principal and interest payments under the Loan agreement are as follows as of March 31, 2018:

(In thousands)
2018 (remaining nine months)	$247
2019	2,479
Total	$2,726

At March 31, 2018, we had purchase commitments for inventories totaling approximately $5.4 million, substantially all of which is expected to be purchased by the end of 2018.

Critical Accounting Estimates

In preparing the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), we have adopted various accounting policies. Our most significant accounting policies are disclosed in Note 2 to the consolidated financial statements included in our report on Form 10-K for the year ended December 31, 2017, filed on March 13, 2018.

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

It is our policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. To the extent that the probable tax outcome of these uncertain tax positions changes, such changes in estimate will impact the income tax provision in the period in which such determination is made. At March 31, 2018, we believe we have appropriately accounted for any unrecognized tax positions. To the extent we prevail in matters for which a liability for an unrecognized tax benefit is established or we are required to pay amounts in excess of the liability, our effective tax rate in a given financial statement period may be affected.

BOVIE MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Since inception, we have been subject to tax by both federal and state taxing authorities. Until the respective statutes of limitations expire (which may be as much as 20 years while we have unused Net Operating Losses), we are subject to income tax audits in the jurisdictions in which we operate.

Inflation

Inflation has not materially impacted the operations of our Company.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements at this time.

Recent Accounting Pronouncements

See Note 4 of the Notes to Consolidated Financial Statements.

BOVIE MEDICAL CORPORATION

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

For our disclosures about market risk, please see Part II, Item 7A., "Quantitative and Qualitative Disclosures about Market Risk," in our Annual Report on Form 10-K for the year ended December 31, 2017. We believe there have been no material changes to the information provided therein.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of March 31, 2018. Based upon that evaluation, our CEO and CFO concluded that, as of the end of that period, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f)) during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk factors

There have been no material changes to the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2017, in response to Item 1A to Part 1 of Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not Applicable.

ITEM 5. Other Information

None.

BOVIE MEDICAL CORPORATION

ITEM 6. Exhibits

3.1	Articles of Incorporation of the Registrant (Incorporated by reference to the Registrant’s report on Form 10-K/A filed on March 31, 2011)
3.2	By laws of the Registrant (Incorporated by reference to the Registrant’s report on Form 10-K/A filed on March 31, 2011)
3.3	Certificate of Amendment of the Certificate of Incorporation of the Registrant (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 3, 2017).
3.4	Certificate of Elimination (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 3, 2018)
31.1*	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 202
31.2*	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 202
32.1*	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 202
32.2*	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 202
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Label Presentation Document

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

Bovie Medical Corporation

Date: May 15, 2018	By:	/s/ Charles D. Goodwin II
Charles D. Goodwin II
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 15, 2018	By:	/s/ Jay D. Ewers
Jay D. Ewers
Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer)