Form 10-Q
period 2018-06-30
BOVIE MEDICAL Corp
filed 2018-08-01
CIK 719135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

or

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
(727) 384-2323
(Registrant’s telephone number)
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes: ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No ☒
As of July 25, 2018, 33,203,517 shares of the registrant’s $0.001 par value common stock were outstanding.

BOVIE MEDICAL CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended June 30, 2018
(Unaudited)

BOVIE MEDICAL CORPORATION

PART I.     Financial Information

ITEM 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data, Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$7,875	$9,949
Restricted cash	660	719
Trade accounts receivable, net of allowance of $180 and $204	5,592	4,857
Inventories, net	7,533	6,526
Prepaid expenses and other current assets	568	496
Total current assets	22,228	22,547
Property and equipment, net	6,314	6,408
Brand name and trademark	1,510	1,510
Purchased technology and license rights, net	235	179
Goodwill	185	185
Deposits	115	92
Other assets	67	67
Total assets	$30,654	$30,988

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,745	$1,583
Accrued severance and related	439	1,242
Accrued payroll	394	447
Current portion of mortgage note payable	239	239
Accrued and other liabilities	2,420	2,462
Total current liabilities	6,237	5,973
Mortgage note payable, net of current portion	2,335	2,455
Note payable	140	140
Deferred tax liability	368	368
Derivative liabilities	—	20
Total liabilities	$9,080	$8,956
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized; 33,055,131 issued and 32,912,556 outstanding as of June 30, 2018 and 75,000,000 shares authorized; 33,021,170 issued and 32,878,091 outstanding as of December 31, 2017, respectively	33	33
Additional paid-in capital	51,244	50,495
Accumulated deficit	(29,703)	(28,496)
Total stockholders’ equity	21,574	22,032
Total liabilities and stockholders’ equity	$30,654	$30,988
The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Sales	$11,475	$9,799	$21,391	$18,188
Cost of sales	5,198	4,757	10,124	8,920
Gross profit	6,277	5,042	11,267	9,268
Other costs and expenses:
Research and development	816	696	1,378	1,405
Professional services	681	480	1,187	870
Salaries and related costs	2,118	2,243	4,234	4,703
Selling, general and administrative	2,929	2,929	5,599	5,333
Total other costs and expenses	6,544	6,348	12,398	12,311
Loss from operations	(267)	(1,306)	(1,131)	(3,043)
Interest expense, net	(38)	(36)	(72)	(67)
Change in fair value of derivative liabilities	46	38	20	126
Total other income (expense), net	8	2	(52)	59
Loss before income taxes	(259)	(1,304)	(1,183)	(2,984)
Income tax expense	13	4	24	9
Net loss	$(272)	$(1,308)	$(1,207)	$(2,993)

Loss per share
Basic	$(0.01)	$(0.04)	$(0.04)	$(0.10)
Diluted	$(0.01)	$(0.04)	$(0.04)	$(0.10)

Weighted average number of shares outstanding - basic	32,890	30,860	32,884	30,860
Weighted average number of shares outstanding - dilutive	32,890	30,860	32,884	30,860

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, Unaudited)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance December 31, 2016	976	$1	30,860	$31	$49,625	$(23,434)	$26,223
Stock based compensation	—	—	—	—	341	—	341
Net loss	—	—	—	—	—	(2,993)	(2,993)
Balance June 30, 2017	976	$1	30,860	$31	$49,966	$(26,427)	$23,571

Balance December 31, 2017	—	$—	32,878	$33	$50,495	$(28,496)	$22,032
Options exercised	—	—	37	—	83	—	83
Warrants exercised	—	—	40	—	95	—	95
Stock based compensation	—	—	—	—	749	—	749
Stock swap to acquire options and warrants	—	—	(42)	—	(178)	—	(178)
Net loss	—	—	—	—	—	(1,207)	(1,207)
Balance June 30, 2018	—	$—	32,913	$33	$51,244	$(29,703)	$21,574

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(1,207)	$(2,993)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	371	356
Provision for inventory obsolescence	(52)	83
(Loss) gain on disposal of property and equipment, net	(1)	2
Stock based compensation	749	341
Change in fair value of derivative liabilities	(20)	(126)
Provision for allowance for doubtful accounts	82	159
Changes in current assets and liabilities:
Trade receivables	(817)	(355)
Prepaid expenses	(72)	(125)
Inventories	(955)	(1,507)
Deposits and other assets	(23)	(72)
Accounts payable	1,162	471
Accrued and other liabilities	(898)	(128)
Net cash used in operating activities	(1,681)	(3,894)
Cash flows from investing activities
Purchases of technology, property and equipment	(332)	(151)
Net cash used in investing activities	(332)	(151)
Cash flows from financing activities
Repayment of mortgage note payable	(120)	(119)
Net cash used in financing activities	(120)	(119)
Net change in cash, cash equivalents and restricted cash	(2,133)	(4,164)
Cash, cash equivalents and restricted cash, beginning of period	10,668	15,235
Cash, cash equivalents and restricted cash, end of period	$8,535	$11,071

Cash paid for:
Interest paid	$72	$67

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

On July 9, 2018, we entered into a definitive agreement with Specialty Surgical Instrumentation Inc., a subsidiary of Symmetry Surgical Inc. (“Symmetry”), pursuant to which the Company will divest and sell the Core business segment, including the Bovie® brand and trademarks to Symmetry for gross proceeds of $97 million in cash. The asset purchase agreement was approved by the Company’s Board of Directors and is subject to customary closing conditions, including approval by the Company’s stockholders, and expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The Company is retaining and will continue to operate its Advanced Energy and OEM businesses, its facilities in Clearwater, FL and Sofia, Bulgaria, and certain intellectual property related to specialty generators.

NOTE 2.     INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined on a first in, first out basis. Finished goods and work-in-process inventories include material, labor and overhead costs. Factory overhead costs are allocated to inventory manufactured in-house based upon labor hours.

Inventories consisted of the following:

(In thousands)	June 30, 2018	December 31, 2017
Raw materials	$6,093	$5,163
Finished goods	3,301	3,276
Gross inventories	9,394	8,439
Less: reserve for obsolescence	(1,861)	(1,913)
Net inventories	$7,533	$6,526

NOTE 3.     INTANGIBLE ASSETS

Intangible assets consisted of the following:

(In thousands)	June 30, 2018	December 31, 2017
Brand name and trademark (life indefinite)	$1,510	$1,510

Purchased technology (5-17 year lives)	$1,623	$1,513
Less: accumulated amortization	(1,388)	(1,334)
Purchased technology, net	$235	$179

Goodwill	$185	$185

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

With respect to our trademark and brand name, we continue to market products, release new products and product extensions and maintain and promote these trademarks and brand name in the marketplace through legal registration and such methods as advertising, medical education and trade shows. Based on our annual impairment testing performed, these trademarks and brand names will generate cash flow for an indefinite period of time. Therefore, we believe our trademarks and brand name intangible assets are not impaired. Goodwill results from our acquisition of Bovie Bulgaria, EOOD.

Amortization of purchased technology was $27,000 and $54,000 for the three and six months ended June 30, 2018 and 2017, respectively. Amortization expense is classified within selling, general and administration expenses in the consolidated statements of operations.

NOTE 4.     RECENT ACCOUNTING PRONOUNCEMENTS

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The purpose of this ASU is to reduce the cost and complexity of evaluating goodwill for impairment. It eliminates the need for entities to calculate the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Under this ASU, an entity will perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying value exceeds the reporting unit’s fair value. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted, however we have chosen not to do so. The amendment is not expected to have a material impact on our financial condition or results of operations.

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

The following table provides additional detail by financial statement line item of the ASU 2016-18 impact in our Consolidated Statement of Cash Flows for the six months ended June 30, 2018 and 2017:

(In thousands)	As Reported (Pre-Adoption)	ASU 2016-18 Impact	Reported (Post Adoption)
Six Months Ended June 30, 2018
Cash, cash equivalents and restricted cash, beginning of period	$9,949	$719	$10,668

Six Months Ended June 30, 2017
Net change in cash, cash equivalents and restricted cash	$(4,164)	$—	$(4,164)
Cash, cash equivalents and restricted cash, beginning of period	14,456	779	15,235
Cash, cash equivalents and restricted cash, end of period	$10,292	$779	$11,071
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2018	2017	2018	2017
Numerator:
Net loss available to common shareholders	$(272)	$(1,308)	$(1,207)	$(2,993)
Effect of dilutive securities:
Derivative liability - warrants	—	—	—	—
Numerator for dilutive loss per common share	$(272)	$(1,308)	$(1,207)	$(2,993)

Denominator:
Weighted average shares used to compute basic loss per common share	32,890	30,860	32,884	30,860
Effect of dilutive securities:
Derivative liability - warrants	—	—	—	—
Denominator for dilutive loss per common share	32,890	30,860	32,884	30,860

Basic loss per common share	$(0.01)	$(0.04)	$(0.04)	$(0.10)
Diluted loss per common share	$(0.01)	$(0.04)	$(0.04)	$(0.10)

Anti-dilutive instruments excluded from diluted loss per common share:
Warrants	14	3	10	16
Options	1,061	500	821	805

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 6.     STOCK-BASED COMPENSATION

Under our stock option plans, our board of directors may grant options to purchase common shares to our key employees, officers, directors and consultants. We account for stock options in accordance with FASB ASC Topic 718, Compensation - Stock Compensation, with option expense amortized over the vesting period based on the trinomial lattice option-pricing model fair value on the grant date, which includes a number of estimates that affect the amount of our expense. We expensed approximately $377,000 and $749,000 in stock-based compensation during the three and six months ended June 30, 2018, as compared with $182,000 and $341,000 for the three and six months ended June 30, 2017, respectively.

The status of our stock options and stock awards are summarized as follows:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2017	4,860,157	$3.00
Granted	117,000	2.95
Exercised	(37,250)	2.23
Canceled and forfeited	(57,500)	6.55
Outstanding at June 30, 2018	4,882,407	$2.94

Common shares required to be issued upon the exercise of stock options and warrants would be issued from our authorized and unissued shares. We calculated the fair value of issued options utilizing a trinomial lattice with an expected life calculated via the simplified method as we do not have sufficient history to determine actual expected life.

	2018 Grants
Option value	$1.46	-	$1.96
Risk-free rate	1.9%
Expected dividend yield	—
Expected volatility	68.8%
Expected term (in years)	6

NOTE 7.     INCOME TAXES

The Company’s income tax expense was $13,000 and $24,000 with an effective tax rate of 0.0% for the three and six months ended June 30, 2018, as compared to $4,000 and $9,000 with an effective tax rate of 0.0% for the three and six months ended June 30, 2017. The Company’s effective tax rate differs from the statutory rate primarily due to the change in the valuation allowance on the Company’s net deferred tax assets with a finite life.

As a result of historical losses, the Company recorded a valuation allowance on the net deferred tax asset with a finite life and does not anticipate recording an income tax benefit related to these deferred tax assets. The Company will reassess the realization of deferred tax assets each reporting period and will be able to reduce the valuation allowance to the extent that the financial results of these operations improve and it becomes more likely than not that the deferred tax assets are realizable. Management expects the gain from the sale of the Core business segment to Symmetry will utilize substantially all of the historical loss carryforwards and the valuation allowance on the deferred tax asset will be reversed during the third quarter of 2018, when the transaction is approved by the Company’s stockholders.

For the six months ended June 30, 2018, we do not believe we had any significant uncertain tax positions nor did we have any interest or penalties related to any significant uncertain tax positions.

The Company is subject to U.S. federal income tax, state income tax and Bulgarian income tax. Until the respective statutes of limitations expire (which may be as much as 20 years while we have unused Net Operating Losses), we are subject to income tax audits in the jurisdictions in which we operate.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 8.     COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

Property and Rental Agreements

In March 2014, we signed a lease for offices located in Purchase, New York. We decided to consolidate operations in the Purchase, NY office with the facility in Clearwater, Florida. Based on this, we determined the office in Purchase, NY was no longer necessary and decided to cease all activity at the location. The remaining $119,000 of the lease was expensed in the fourth quarter of 2017 as part of severance and related expense. These remaining payments expensed in 2017 will be operational cash outflows in 2018 and 2019.

In October 2015, pursuant to our acquisition of Bovie Bulgaria, we are obligated to pay a lease of $6,006 per month, expiring in December 2021, for 18,745 square feet of office, research and manufacturing space in Sofia, Bulgaria.

The following is a schedule of approximate future minimum lease payments under operating leases as of June 30, 2018:

(In thousands)
2018 (remaining six months)	$36
2019	72
2020	72
2021	72
Total	$252

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

Purchase Commitments

At June 30, 2018, we had purchase commitments for inventories totaling approximately $5.4 million, substantially all of which is expected to be purchased by the end of 2018.

Concentrations

Our ten largest customers accounted for approximately 36.7% and 29.2% of trade receivables as of June 30, 2018 and 2017, respectively, and approximately 39.5% and 51.7% of net revenues for the six months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018, McKesson and National Distribution & Contracting Inc. accounted for 15.5% and 7.1% of sales, respectively, while for the same period in 2017, McKesson and National Distribution & Contracting Inc. accounted for 15.5% and 10.1% of sales, respectively.

NOTE 9.     RELATED PARTY TRANSACTIONS

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

NOTE 10.     LONG TERM DEBT

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

Borrowings under the Loan bear interest at LIBOR plus 3.5%, with a fixed monthly principal payment of $19,956. The interest rate at June 30, 2018 was 5.501%.

The Loan documents contain customary financial covenants, including a covenant that the Company maintains a minimum liquidity, as defined, of $750,000. Should we desire to extend the Loan beyond July 20, 2019, we must maintain a Debt Service Coverage Ratio for each of the preceding four quarters of not less than 1.0 to 1.0.

Our future contractual obligations for agreements with initial terms greater than one year are as follows:

(In thousands)	Long-term debt
2018 (remaining six months)	$120
2019	2,454
Total	$2,574

NOTE 11.     GEOGRAPHIC AND SEGMENT INFORMATION

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

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Summarized financial information with respect to reportable segments is as follows:

	Three Months Ended June 30, 2018
(In thousands)	Core	Advanced Energy	OEM	Corporate (Other)	Total
Sales	$7,784	$3,113	$578	$—	$11,475

Income (loss) from operations	2,666	(792)	302	(2,443)	(267)

Interest expense, net	—	—	—	(38)	(38)
Change in fair value of derivative liabilities	—	—	—	46	46
Income tax expense	—	—	—	13	13
Depreciation and amortization	—	—	—	172	172

	Three Months Ended June 30, 2017
(In thousands)	Core	Advanced Energy	OEM	Corporate (Other)	Total
Sales	$7,488	$1,813	$498	$—	$9,799

Income (loss) from operations (1)	2,559	(1,284)	205	(2,786)	(1,306)

Interest expense, net	—	—	—	(36)	(36)
Change in fair value of derivative liabilities	—	—	—	38	38
Income tax expense	—	—	—	4	4
Depreciation and amortization	—	—	—	178	178

	Six Months Ended June 30, 2018
(In thousands)	Core	Advanced Energy	OEM	Corporate (Other)	Total
Sales	$14,303	$5,742	$1,346	$—	$21,391

Income (loss) from operations	4,522	(1,370)	708	(4,991)	(1,131)

Interest expense, net	—	—	—	(72)	(72)
Change in fair value of derivative liabilities	—	—	—	20	20
Income tax expense	—	—	—	24	24
Depreciation and amortization	—	—	—	371	371

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	Six Months Ended June 30, 2017
(In thousands)	Core	Advanced Energy	OEM	Corporate (Other)	Total
Sales	$14,263	$2,420	$1,505	$—	$18,188

Income (loss) from operations (1)	4,772	(3,103)	708	(5,420)	(3,043)

Interest expense, net	—	—	—	(67)	(67)
Change in fair value of derivative liabilities	—	—	—	126	126
Income tax expense	—	—	—	9	9
Depreciation and amortization	—	—	—	356	356

(1)
During the first and second quarter of 2017, marketing expenses were presented as attributable only to the Corporate (Other) segment in the line Income (loss) from operations. It was subsequently determined that certain marketing expenses are attributable to specific segments. The disclosure of Income (loss) from operations was updated for the first and second quarter of 2017 to reflect marketing expense by segment.

International sales represented approximately 15.5% and 17.4% of total revenues for the three and six months ended June 30, 2018, respectively, as compared with 11.1% and 13.7% of total revenues for the three and six months ended June 30, 2017. Substantially all of these sales are denominated in U.S. dollars. Revenue by geographic region, based on the “ship to” location on the invoice, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Sales by Domestic and International
Domestic	$9,700	$8,708	$17,673	$15,700
International	1,775	1,091	3,718	2,488
Total	$11,475	$9,799	$21,391	$18,188

NOTE 12.     SUBSEQUENT EVENTS

On July 9, 2018, we entered into a definitive agreement with Specialty Surgical Instrumentation Inc., a subsidiary of Symmetry Surgical Inc. (“Symmetry”), pursuant to which the Company will divest and sell the Core business segment, including the Bovie® brand and trademarks to Symmetry for gross proceeds of $97 million in cash. The asset purchase agreement was approved by the Company’s Board of Directors and is subject to customary closing conditions, including approval by the Company’s stockholders, and expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The Company is retaining and will continue to operate its Advanced Energy and OEM businesses, its facilities in Clearwater, FL and Sofia, Bulgaria, and certain intellectual property related to specialty generators.

As of June 30, 2018, the Company concluded that the planned divestitures did not meet the criteria for assets held for sale – discontinued operations set forth in ASC No. 205–20, “Presentation of Financial Statements,” as stockholder approval is required prior to closing of the planned divestiture. The Company continues to classify these businesses in its continuing operations for all periods presented.

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

Executive Level Overview

On July 9, 2018, we entered into a definitive agreement with Specialty Surgical Instrumentation Inc., a subsidiary of Symmetry Surgical Inc. (“Symmetry”), pursuant to which the Company will divest and sell the Core business segment, including the Bovie® brand and trademarks to Symmetry for gross proceeds of $97 million in cash. The asset purchase agreement was approved by the Company’s Board of Directors and is subject to customary closing conditions, including approval by the Company’s stockholders, and expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The Company is retaining and will continue to operate its Advanced Energy and OEM businesses, its facilities in Clearwater, FL and Sofia, Bulgaria, and certain intellectual property related to specialty generators.

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

During 2018, we will continue our full scale commercialization efforts for J-Plasma/Renuvion. We have a direct sales force of 19 field-based selling professionals and a network of 14 independent manufacturing representatives, resulting in a total sales force of 33. This selling organization is focused on the use of J-Plasma for surgical procedures. In addition, we have invested in training programs and marketing-related activities to support accelerated adoption of J-Plasma.

International sales represented approximately 15.5% and 17.4% of total revenues for the three and six months ended June 30, 2018, respectively, as compared with 11.1% and 13.7% of total revenues for the three and six months ended June 30, 2017. Management estimates our products have been sold in more than 150 countries through local dealers coordinated by sales and marketing personnel at the Clearwater, Florida facility.

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

The OEM segment is primarily development contract and product driven. Related expenses are recorded as cost of sales, therefore no segment specific operating expenses are incurred.

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

Results of Operations

Sales

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2018	2017	Change	2018	2017	Change
Sales by Reportable Segment
Core	$7,784	$7,488	4.0%	$14,303	$14,263	0.3%
Advanced Energy	3,113	1,813	71.7%	5,742	2,420	137.3%
OEM	578	498	16.1%	1,346	1,505	(10.6)%
Total	$11,475	$9,799	17.1%	$21,391	$18,188	17.6%

Sales by Domestic and International
Domestic	$9,700	$8,708	11.4%	$17,673	$15,700	12.6%
International	1,775	1,091	62.7%	3,718	2,488	49.4%
Total	$11,475	$9,799	17.1%	$21,391	$18,188	17.6%

Overall sales increased by 17.1% or approximately $1.7 million for the three months ended June 30, 2018 when compared with the same period of 2017. Sales of J-Plasma/Renuvion generators and handpieces were the primary driver of total revenue growth in the first quarter of 2018. Advanced Energy segment sales were $3.1 million, an increase of approximately 71.7% when compared to the same period of 2017 as a result of continued focus of our selling into the cosmetic surgery market. Core segment sales, which consists of our brand name electrosurgical devices and accessories, cauteries, penlights, lighting, colposcopes and other similar products, increased 4.0% or approximately $0.3 million for the three months ended June 30, 2018, when compared with 2017. The OEM segment consists of proprietary products designed specifically for third party equipment manufacturers; revenue for this product line increased 16.1% or approximately $0.1 million when compared to 2017.

BOVIE MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Overall sales increased by 17.6% or approximately $3.2 million for the six months ended June 30, 2018 when compared with the same period of 2017. Sales of J-Plasma/Renuvion generators and handpieces were the primary driver of total revenue growth in the first quarter of 2018. Advanced Energy segment sales were $5.7 million, an increase of approximately 137.3% when compared to the same period of 2017 as a result of continued focus of our selling into the cosmetic surgery market. Core segment sales, which consists of our brand name electrosurgical devices and accessories, cauteries, penlights, lighting, colposcopes and other similar products, increased 0.3% or approximately $0.0 million for the six months ended June 30, 2018, when compared with 2017. The OEM segment consists of proprietary products designed specifically for third party equipment manufacturers; revenue for this product line decreased 10.6% or approximately $0.2 million when compared to 2017.

Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2018	2017	Change	2018	2017	Change
Cost of sales	$5,198	$4,757	9.3%	$10,124	$8,920	13.5%
Percentage of sales	45.3%	48.5%		47.3%	49.0%

Gross profit	$6,277	$5,042	24.5%	$11,267	$9,268	21.6%
Percentage of sales	54.7%	51.5%		52.7%	51.0%

Our gross profit increased by 24.5% or approximately $1.2 million during the three months ended June 30, 2018 when compared to 2017. The primary drivers of the increase were favorable manufacturing variances partially offset by lower margins in the Advanced Energy segment attributable to product mix.

Our gross profit increased by 21.6% or approximately $2.0 million during the six months ended June 30, 2018 when compared to 2017. Increased revenue in the Advanced Energy segment was the primary contributor to the increase in gross profit.  Partially offsetting these gains is the impact of unfavorable manufacturing variances in the Core segment for the six months ended June 30, 2018.

We have components and finished goods manufactured in China and imported to the United States. The Office of the United States Trade Representative (“USTR”) has imposed new tariffs on the import of a number of products into the United States from China. Management is currently assessing the potential impacts of the new duties on our products and intend to use our best efforts to mitigate the potential impacts and protect our competitive position in the marketplace.

Other Costs and Expenses

Research and development

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2018	2017	Change	2018	2017	Change
Research and Development expense	$816	$696	17.2%	$1,378	$1,405	(1.9)%
Percentage of sales	7.1%	7.1%		6.4%	7.7%

Research and development spend increased 17.2% for the three months ended June 30, 2018, due to more focused spending on clinical studies and research projects related to cosmetic surgery market.

Research and development spend decreased 1.9% for the six months ended June 30, 2018, due to personnel reductions and discontinuation of Core business related contract design agreements partially offset by more focused spending on clinical studies and research projects related to cosmetic surgery market.

BOVIE MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Professional services

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2018	2017	Change	2018	2017	Change
Professional services expense	$681	$480	41.9%	$1,187	$870	36.4%
Percentage of sales	5.9%	4.9%		5.5%	4.8%

Professional services increased 41.9% and 36.4% for the three and six months ended June 30, 2018, respectively, versus comparable periods in 2017.The change was primarily attributable to increases in physician consulting and legalexpenses related to the Advanced Energy segment.

Salaries and related costs

	Six Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2018	2017	Change	2018	2017	Change
Salaries and related expenses	$2,118	$2,243	(5.6)%	$4,234	$4,703	(10.0)%
Percentage of sales	18.5%	22.9%		19.8%	25.9%

During the three and six months ended June 30, 2018, salaries and related expenses decreased approximately 5.6% and 10.0%, respectively, compared to the prior year. The decrease was primarily driven by a reduction in management and sales related personnel and executive compensation versus the comparable period of 2017.

Selling, general and administrative expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2018	2017	Change	2018	2017	Change
SG&A Expense	$2,929	$2,929	—%	$5,599	$5,333	5.0%
Percentage of sales	25.5%	29.9%		26.2%	29.3%

Selling, general and administrative expense was flat for the three months ended June 30, 2018 when compared to 2017. A decrease was primarily driven by reductions in travel and entertainment, general insurance and timing differences in marketing, offset by increases from consulting in the Advanced Energy segment and sales commissions.

Selling, general and administrative expense increased by 5.0% or approximately $0.3 million for the six months ended June 30, 2018 when compared to 2017. The increase was driven by consulting in the Advanced Energy segment and sales commissions, partially offset by reductions in travel and entertainment, general insurance and timing differences in marketing.

BOVIE MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Other Income (Expense), net

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2018	2017	Change	2018	2017	Change
Interest expense, net	$(38)	$(36)	5.6%	$(72)	$(67)	7.5%
Percentage of sales	(0.3)%	(0.4)%		(0.3)%	(0.4)%
Change in fair value of derivative liabilities, net	$46	$38	21.1%	$20	$126	(84.1)%
Percentage of sales	0.4%	0.4%		0.1%	0.7%

Interest expense, net

Total net interest expense increased, due to a higher LIBOR rate for the three and six months ended June 30, 2018 as compared with the comparable periods in 2017.

Change in fair value of liabilities, net

On December 13, 2013, we entered into a securities purchase agreement pursuant to which we issued 3,500,000 shares of our newly designated Series A 6% Convertible Preferred Stock with a stated value of $2.00 per share and 5,250,000 warrants to purchase our common stock, at an exercise price of $2.387 per share. We also issued 525,000 warrants to the placement agent, of which 40,000 have a strike price of $2.387 and remain outstanding as of June 30, 2018. The warrants are accounted for as derivative financial instruments at fair value and are re-valued each period.

As of June 30, 2018, all remaining warrants were converted to common stock and for the six months ended June 30, 2018 we recognized a net loss of $20,000.

Income Taxes

The Company’s income tax expense was $13,000 and $24,000 with an effective tax rate of 0.0% for the three and six months ended June 30, 2018, as compared to $4,000 and $9,000 with an effective tax rate of 0.0% for the three and six months ended June 30, 2017. The Company’s effective tax rate differs from the statutory rate primarily due to the change in the valuation allowance on the Company’s net deferred tax assets with a finite life.

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

Liquidity and Capital Resources

Our working capital at June 30, 2018 was approximately $16.0 million compared with $16.6 million at December 31, 2017. Accounts receivable days sales outstanding were 42 days and 48 days at June 30, 2018 and 2017, respectively. The number of days sales in inventory, which is the total inventory available for production divided by the 12-month average cost of materials, decreased 22 days to 157 days equating to an inventory turn ratio of 2.10 at June 30, 2018 from 179 days and an inventory turn ratio of 2.00 at June 30, 2017. The lower number of days sales in inventory is mainly due to an increase in sales against flat inventory balances compared to June 30, 2017.

For the six months ended June 30, 2018, net cash used in operating activities was approximately $1.7 million compared with net cash used by operating activities of approximately $3.9 million for the same period in 2017. The net cash used in operating activities was attributed to $1.2 million of net loss, accounts receivable of $0.8 million and increases of inventory of $1.0 million, partially offset by non-cash inflows of $1.0 million and changes in working capital of $0.3 million.

Net cash used in investing activities was attributed to purchases of property and equipment for approximately $332,000 during the six months ended June 30, 2018, compared to $151,000 cash used for the same period in 2017.

Cash used in financing activities of approximately $120,000 during the six months ended June 30, 2018, compared to cash used in financing activities of approximately $119,000 for the same period in 2017.

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

Borrowings under the Loan bear interest at LIBOR plus 3.5%, with a fixed monthly principal payment of $19,956. The interest rate at June 30, 2018 was 5.501%.

The Loan documents contain customary financial covenants, including a covenant that the Company maintains a minimum liquidity of $750,000. Should we desire to extend the Loan beyond July 20, 2019, we must maintain a Debt Service Coverage Ratio for each of the preceding four quarters of not less than 1.0 to 1.0.

BOVIE MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Approximate future expected principal and interest payments under the Loan agreement are as follows as of June 30, 2018:

(In thousands)
2018 (remaining six months)	$128
2019	2,536
Total	$2,664

At June 30, 2018, we had purchase commitments for inventories totaling approximately $5.4 million, substantially all of which is expected to be purchased by the end of 2018.

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

We have net operating loss and tax credit carry forwards available in certain jurisdictions to reduce future taxable income. Future tax benefits for net operating loss and tax credit carry forwards are recognized to the extent that realization of these benefits is considered more likely than not. This determination is based on the expectation that related operations will be sufficiently profitable or various tax, business and other planning strategies will enable us to utilize the operating loss and tax credit carry forwards. We cannot be assured that we will be able to realize these future tax benefits or that future valuation allowances will not be required. To the extent that available evidence raises sufficient doubt about the realization of a deferred income tax asset, a valuation allowance is established.

It is our policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. To the extent that the probable tax outcome of these uncertain tax positions changes, such changes in estimate will impact the income tax provision in the period in which such determination is made. At June 30, 2018, we believe we have appropriately accounted for any unrecognized tax positions. To the extent we prevail in matters for which a liability for an unrecognized tax benefit is established or we are required to pay amounts in excess of the liability, our effective tax rate in a given financial statement period may be affected.
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

Recent Accounting Pronouncements

See Note 4 of the Notes to Consolidated Financial Statements.

BOVIE MEDICAL CORPORATION

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

For our disclosures about market risk, please see Part II, Item 7A., “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2017. We believe there have been no material changes to the information provided therein.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of June 30, 2018. Based upon that evaluation, our CEO and CFO concluded that, as of the end of that period, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f)) during the six months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Bovie Medical Corporation

Date: August 1, 2018	By:	/s/ Charles D. Goodwin II
Charles D. Goodwin II
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 1, 2018	By:	/s/ Jay D. Ewers
Jay D. Ewers
Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer)