Form 10-Q
period 2018-09-30
BOVIE MEDICAL Corp
filed 2018-11-02
CIK 719135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No ☒
As of October 29, 2018, 33,203,517 shares of the registrant’s $0.001 par value common stock were outstanding.

BOVIE MEDICAL CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended September 30, 2018
(Unaudited)

BOVIE MEDICAL CORPORATION

PART I.     Financial Information

ITEM 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data, Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$40,663	$9,949
Restricted cash	—	719
Short term investments	55,480	—
Trade accounts receivable, net of allowance of $311 and $204	4,080	4,857
Inventories, net	6,037	4,274
Prepaid expenses and other current assets	627	433
Current assets of discontinued operations	—	2,315
Total current assets	106,887	22,547
Property and equipment, net	5,842	6,033
Purchased technology and license rights, net	32	67
Goodwill	185	185
Deposits	46	92
Other assets	122	67
Non-current assets of discontinued operations	—	1,997
Total assets	$113,114	$30,988

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,348	$1,583
Accrued severance and related	95	1,242
Accrued payroll	163	447
Current portion of mortgage note payable	—	239
Accrued taxes and other liabilities	19,066	214
Current liabilities of discontinued operations	—	2,248
Total current liabilities	21,672	5,973
Mortgage note payable, net of current portion	—	2,455
Note payable	140	140
Deferred tax liability	—	368
Derivative liabilities	—	20
Total liabilities	$21,812	$8,956
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized; 33,763,019 issued and 33,620,444 outstanding as of September 30, 2018 and 75,000,000 shares authorized; 33,021,170 issued and 32,878,091 outstanding as of December 31, 2017, respectively	33	33
Additional paid-in capital	51,798	50,495
Retained earnings (accumulated deficit)	39,471	(28,496)
Total stockholders’ equity	91,302	22,032
Total liabilities and stockholders’ equity	$113,114	$30,988
The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Sales	$3,672	$2,651	$10,760	$6,576
Cost of sales	1,151	738	3,490	2,314
Gross profit	2,521	1,913	7,270	4,262
Other costs and expenses:
Research and development	613	487	1,890	1,600
Professional services	628	421	1,815	1,291
Salaries and related costs	2,119	1,826	5,734	6,016
Selling, general and administrative	1,957	2,012	6,280	6,003
Total other costs and expenses	5,317	4,746	15,719	14,910
Loss from operations	(2,796)	(2,833)	(8,449)	(10,648)
Interest income (expense), net	105	(36)	33	(103)
Other losses	(155)	—	(155)	—
Change in fair value of derivative liabilities	—	(69)	20	57
Total other expense, net	(50)	(105)	(102)	(46)
Loss from continuing operations before income taxes	(2,846)	(2,938)	(8,551)	(10,694)
Income tax (benefit) expense	(2,408)	6	(2,384)	15
Net loss from continuing operations	$(438)	$(2,944)	$(6,167)	$(10,709)
Income from discontinued operations, net of tax	540	1,699	5,062	6,471
Gain on sale of the Core Business, net of tax	69,072	—	69,072	—
Total income from discontinued operations, net of tax	69,612	1,699	74,134	6,471
Net income (loss)	$69,174	$(1,245)	$67,967	$(4,238)

Loss per share from continuing operations
Basic	$(0.01)	$(0.09)	$(0.19)	$(0.35)
Diluted	$(0.01)	$(0.09)	$(0.19)	$(0.35)

Income per share from discontinued operations
Basic	2.09	0.05	2.25	0.21
Diluted	1.99	0.05	2.19	0.21

Income (loss) per share
Basic	$2.08	$(0.04)	$2.06	$(0.14)
Diluted	$1.98	$(0.04)	$2.00	$(0.14)

Weighted average number of shares outstanding - basic	33,275	31,078	33,014	30,932
Weighted average number of shares outstanding - dilutive	34,934	31,078	33,952	30,932

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, Unaudited)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total
Balance December 31, 2016	976	$1	30,860	$31	$49,625	$(23,434)	$26,223
Options exercised	—	—	21	—	275	—	275
Conversion of Series B convertible preferred to common stock	(976)	(1)	1,951	2	(1)	—	—
Stock based compensation	—	—	—	—	532	—	532
Stock swap to acquire options and warrants	—	—	—	—	(275)	—	(275)
Net loss	—	—	—	—	—	(4,238)	(4,238)
Balance September 30, 2017	—	$—	32,832	$33	$50,156	$(27,672)	$22,517

Balance December 31, 2017	—	$—	32,878	$33	$50,495	$(28,496)	$22,032
Options exercised	—	—	1,278	—	3,103	—	3,103
Warrants exercised	—	—	40	—	95	—	95
Stock based compensation	—	—	—	—	1,238	—	1,238
Stock exercise to acquire options and warrants	—	—	(576)	—	(3,133)	—	(3,133)
Net income	—	—	—	—	—	67,967	67,967
Balance September 30, 2018	—	$—	33,620	$33	$51,798	$39,471	$91,302

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net income (loss)	$67,967	$(4,238)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of the Core Business, net of tax	(69,072)	—
Depreciation and amortization	429	527
Gain on disposal of property and equipment, net	—	3
Stock based compensation	1,238	532
Change in fair value of derivative liabilities	(20)	(57)
Unrealized gain on short term investments	(47)	—
Provision for allowance for doubtful accounts	123	128
Benefit of deferred taxes	(368)	—
Changes in current assets and liabilities, net of effect of disposition:
Trade receivables	654	528
Prepaid expenses	(188)	(221)
Inventories	(1,706)	(1,177)
Deposits and other assets	(9)	9
Accounts payable	765	(219)
Accrued and other liabilities	(2,601)	(250)
Net cash used in operating activities	(2,835)	(4,435)
Cash flows from investing activities
Purchases of property and equipment	(203)	(431)
Proceeds from the disposition of Core business	91,095	—
Purchases of marketable securities	(55,433)	—
Net cash from investing activities	35,459	(431)
Cash flows from financing activities
Proceeds from stock options/warrants exercised	65	—
Repayment of mortgage note payable	(2,694)	(179)
Net cash used in financing activities	(2,629)	(179)
Net change in cash, cash equivalents and restricted cash	29,995	(5,045)
Cash, cash equivalents and restricted cash, beginning of period	10,668	15,235
Cash, cash equivalents and restricted cash, end of period	$40,663	$10,190

Cash paid for:
Interest (income) expense, net	$(33)	$103

Non cash investing activities:
Cashless exercise of stock options/warrants	3,133	275

The accompanying notes are an integral part of the consolidated financial statements.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.     BASIS OF PRESENTATION

Unless the context otherwise indicates, the terms “we,” “our,” “us,” “Bovie,” and similar terms refer to Bovie Medical Corporation and its consolidated subsidiaries.

We reclassified the financial results of the Core business to discontinued operations and from segment results for all periods presented.

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

NOTE 2.     DISPOSITION OF THE CORE BUSINESS

On August 30, 2018, we closed on a previously disclosed definitive asset purchase agreement with Specialty Surgical Instrumentation Inc., a Tennessee Corporation and wholly-owned subsidiary of Symmetry Surgical Inc. (“Symmetry”), pursuant to which the Company divested and sold the Company's electrosurgical "Core" business segment and related intellectual property, including the Bovie® brand and trademarks, to Symmetry for gross proceeds of $97 million in cash.

In connection with the asset purchase agreement, we entered into a previously disclosed Electro Surgical Disposables and Accessories, Cauteries and Other Products Supply Agreement with Symmetry for a four-year term, whereby we will manufacture certain Core products and sell them to Symmetry at agreed upon prices. Any revenue, costs and expenses resulting from this agreement are netted and reported in our Consolidated Statements of Operations as Other gains or losses.

Additionally, in connection with the asset purchase agreement, we entered into a previously disclosed Manufacture and Supply Agreement with Symmetry for a ten-year term, whereby we will manufacture certain products and sell them to Symmetry at agreed upon prices. Revenue, costs and expenses resulting from this agreement are reported in our Consolidated Statements as income or loss from operations of our OEM reporting segment.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

We concluded that the divestiture of the Core business met the criteria for discontinued operations set forth in ASC No. 205, Presentation of Financial Statements. The table below summarizes the cash consideration and the carrying values of disposed assets at the disposition date of August 30, 2018 included as part of discontinued operations:

(In thousands)
Gross consideration from the sale of the Core Business	$97,000
Closing and transaction costs	5,905
Net proceeds from sale of the Core Business before taxes	$91,095

Book value of the Core Business
Current assets:
Inventories, net	2,195
Prepaid expenses and other current assets	57
Total current assets	2,252
Property and equipment, net of depreciation	375
Brand name and trademark	1,510
Purchased technology and license rights, net of depreciation	112
Total non-current assets	1,997
Total assets	$4,249

Current liabilities:
Accrued inventory liability	2,305
Total current liabilities	2,305
Total book value of the Core Business	$6,554

Net gain on sale of the Core Business before taxes	84,541
Income tax expense	15,469
Net gain on sale of the Core Business after income taxes	$69,072

NOTE 3.     INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined on a first in, first out basis. Finished goods and work-in-process inventories include material, labor and overhead costs. Factory overhead costs are allocated to inventory manufactured in-house based upon labor hours.

Inventories consisted of the following:

(In thousands)	September 30, 2018	December 31, 2017
Raw materials	$5,032	$5,163
Finished goods	1,998	1,024
Gross inventories	7,030	6,187
Less: reserve for obsolescence	(993)	(1,913)
Net inventories of continuing operations	6,037	4,274
Finished goods of discontinued operations	—	2,252
Net inventories of continuing and discontinued operations	$6,037	$6,526

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 4.     INTANGIBLE ASSETS

Intangible assets consisted of the following:

(In thousands)	September 30, 2018	December 31, 2017
Brand name and trademark (life indefinite) of discontinued operations	$—	$1,510

Purchased technology (5-17 year lives)	$1,447	$1,401
Purchased technology (5-17 year lives) of discontinued operations, net	—	112
Less: accumulated amortization	(1,415)	(1,334)
Purchased technology, net	$32	$179

Goodwill	$185	$185

The Bovie brand name and trademarks were included in the definitive asset purchase agreement with Specialty Surgical Instrumentation Inc., as previously disclosed.

Goodwill results from our acquisition of Bovie Bulgaria, EOOD.

Amortization of purchased technology was $27,000 and $81,000 for the three and nine months ended September 30, 2018 and 2017, respectively. Amortization expense is classified within selling, general and administration expenses in the consolidated statements of operations.

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

The following table provides additional detail by financial statement line item of the ASU 2016-18 impact in our Consolidated Statement of Cash Flows for the nine months ended September 30, 2017:

(In thousands)	As Reported (Pre-Adoption)	ASU 2016-18 Impact	Reported (Post Adoption)
Nine Months Ended September 30, 2017
Net change in cash, cash equivalents and restricted cash	$(5,045)	$—	$(5,045)
Cash, cash equivalents and restricted cash, beginning of period	14,456	779	15,235
Cash, cash equivalents and restricted cash, end of period	$9,411	$779	$10,190
ASU No. 2014-09 (ASC 606), Revenue from Contracts with Customers became effective for us beginning with the first quarter of 2018, and adopted the new accounting standard using the modified retrospective transition approach. The modified retrospective transition approach recognized any changes from the beginning of the year of initial application through retained earnings with no restatement of comparative periods. We record revenue under ASC 606 at a single point in time, when control is transferred to the customer, which is consistent with past practice. We will continue to apply our current business processes, policies, systems and controls to support recognition and disclosure under the new standard. Based on the results of the evaluation, we have determined that the adoption of the new standard presents no material impact on our consolidated financial statements. Application of the transition requirements of the new standard did not have a material impact on opening retained earnings. We have disaggregated revenue by segment and geography in Note 13 Geographic and Segment Information. Based on the current state of our business, management does not see a material reason to disaggregate further.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2018	2017	2018	2017
Numerator:
Net loss from continuing operations	$(438)	$(2,944)	$(6,167)	$(10,709)
Total income from discontinued operations, net of tax	69,612	1,699	74,134	6,471
Net income (loss)	$69,174	$(1,245)	$67,967	$(4,238)

Denominator:
Weighted average shares used to compute basic income (loss)	33,275	31,078	33,014	30,932
Effect of dilutive securities:
Stock options	1,659	—	938	—
Denominator for dilutive income (loss) per share	34,934	31,078	33,952	30,932

Loss per share from continuing operations
Basic	$(0.01)	$(0.09)	$(0.19)	$(0.35)
Diluted	$(0.01)	$(0.09)	$(0.19)	$(0.35)

Income per share from discontinued operations
Basic	$2.09	$0.05	$2.25	$0.21
Diluted	$1.99	$0.05	$2.19	$0.21

Income (loss) per share
Basic	$2.08	$(0.04)	$2.06	$(0.14)
Diluted	$1.98	$(0.04)	$2.00	$(0.14)

Anti-dilutive instruments excluded from diluted loss per common share:
Warrants	—	7	—	13
Options	—	373	—	771

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 7.     STOCK-BASED COMPENSATION

Under our stock option plans, our board of directors may grant options to purchase common shares to our key employees, officers, directors and consultants. We account for stock options in accordance with FASB ASC Topic 718, Compensation - Stock Compensation, with option expense amortized over the vesting period based on the trinomial lattice option-pricing model fair value on the grant date, which includes a number of estimates that affect the amount of our expense. We expensed approximately $489,000 and $1,238,000 in stock-based compensation during the three and nine months ended September 30, 2018, respectively, as compared with $191,000 and $532,000 for the three and nine months ended September 30, 2017, respectively.

The status of our stock options and stock awards are summarized as follows:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2017	4,860,157	$3.00
Granted	225,000	4.08
Exercised	(1,277,615)	2.43
Canceled and forfeited	(225,841)	5.62
Outstanding at September 30, 2018	3,581,701	$3.08
Common shares required to be issued upon the exercise of stock options and warrants would be issued from our authorized and unissued shares. We calculated the fair value of issued options utilizing a trinomial lattice with an expected life calculated via the simplified method as we do not have sufficient history to determine actual expected life.

	2018 Grants
Option value	$1.46	-	$3.07
Risk-free rate	1.9%	-	2.5%
Expected dividend yield	—
Expected volatility	60.9%	-	68.8%
Expected term (in years)	6

NOTE 8.     INCOME TAXES

The Company’s income tax benefit from continuing operations was $2.4 million and $2.4 million with an effective tax rate of 82.9% and 26.4% for the three and nine months ended September 30, 2018, respectively, as compared to an expense of $6,000 and $15,000 with an effective tax rate of 0.0% for the three and nine months ended September 30, 2017, respectively. The increase in the Company’s tax rate for the three and nine months ended September 30, 2018 as compared to the three months and nine months ended September 30, 2017, is primarily due to the Company’s ability to offset the 2018 operating loss from continuing operations against the taxable income generated by the extraordinary gain recognized by the income and asset sale reflected in discontinued operations.

The Company recognized tax expense of $0.3 million and $1.2 million within net income from discontinued operations for the three and nine months ended September 30, 2018, respectively. The Company recognized tax expense of $13.2 million and $15.5 million within the gain on sale of the Core Business for the three and nine months ended September 30, 2018, respectively.

Management expects the gain from the sale of the Core business segment to Symmetry will utilize substantially all of the historical Federal net operating loss carryover of $24.7 million, state(s) net operating loss carryover of $21.2 million, and research and development credit carryover of $1.3 million. As a result, the valuation allowance on these deferred tax assets was released during the third quarter of 2018 and the Company recorded a tax benefit of $7.8 million from the release of the valuation allowance. The tax benefit of $7.8 million is netted against the tax expenses within net income from discontinued operations and within the gain from asset sales. Pursuant to guidance under ASC 740, for the nine months ended September 30, 2018, continuing operations includes a current benefit of $2.4 million, which reflects the Company’s ability to fully utilize the net operating loss expected to be generated from continuing operations in the 2018 tax year.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

As a result of historical losses, exclusive of discontinued operations, the Company recorded a valuation allowance on the net deferred tax asset with a finite life and does not anticipate recording an income tax benefit related to these deferred tax assets beyond the 2018 tax year. The Company will reassess the realization of deferred tax assets each reporting period and will be able to reduce the valuation allowance to the extent the financial results of continuing operations improve and it becomes more likely than not that the deferred tax assets will be realizable. As Management expects the Company to continue to generate loss in the foreseeable future after 2018, the Company will continue to record a valuation allowance on the remaining deferred tax assets at the end of 2018.

NOTE 9.     COMMITMENTS AND CONTINGENCIES

Property and Rental Agreements

In March 2014, we signed a lease for offices located in Purchase, New York. In December 2017, we decided to consolidate operations in the Purchase, NY office with the facility in Clearwater, Florida. Based on this, we determined the office in Purchase, NY was no longer necessary and decided to cease all activity at the location. In August 2018 we negotiated a termination of the remainder of the lease, releasing us from any future obligation.

In October 2015, pursuant to our acquisition of Bovie Bulgaria, we are obligated to pay a lease of $5,980 per month, expiring in December 2021, for 18,745 square feet of office, research and manufacturing space in Sofia, Bulgaria.

The following is a schedule of approximate future minimum lease payments under operating leases as of September 30, 2018:

(In thousands)
2018 (remaining three months)	$18
2019	72
2020	72
2021	72
Total	$234

On August 30, 2018, the Company paid the remaining mortgage balance of $2.5 million, releasing us from any and all obligations to the Bank of Tampa.

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

Purchase Commitments

At September 30, 2018, we had purchase commitments for inventories totaling approximately $5.4 million, substantially all of which is expected to be purchased by the end of 2018.

Our manufacturing services agreements requires Symmetry to provide us with a twelve-month rolling production forecast, of which four months are binding, non-cancelable orders, subject to certain termination rights.

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

NOTE 11.    FINANCIAL INSTRUMENTS

Cash, Cash Equivalents and Marketable Securities:

(In thousands)	Adjusted Cost	Unrealized Gains	Fair Value(3)	Cash and Cash Equivalents (1)	Short-term Marketable Securities
Cash	$5,774		$5,774	$5,774

Level 1 (2)
U.S. Treasury Securities, maturities less than three months	$34,889		$34,889	$34,889
U.S. Treasury Securities, maturities greater than three months	$55,433	$47	$55,480		$55,480
Total	$96,096	$47	$96,143	$40,663	$55,480

(1) The company considers all highly liquid instruments with maturities of three months or less at the time of purchase to be cash equivalents.

(2) The fair value of the debt securities consisting of U.S. Treasury bills is based on their quoted market prices. The fair value of these financial instruments are classified as Level 1 in the fair value hierarchy.

(3) ASC 825-10 Financial Instruments, allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. At the date of purchase, the Company elected the fair value option for all investments with maturities of three months or greater at the time of purchase.

NOTE 12.     LONG TERM DEBT

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

On August 30, 2018, the Company paid the remaining mortgage balance of $2.5 million, releasing us from any and all obligations to the Bank of Tampa.

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 13.     GEOGRAPHIC AND SEGMENT INFORMATION

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

Our reportable segments are disclosed as principally organized and managed as three operating segments: Advanced Energy, OEM and Corporate & Other. The Corporate & Other category includes certain unallocated corporate and administrative costs which were not specifically attributed to any reportable segment. Net assets are shared, therefore, not allocated to the reportable segments. The OEM segment is primarily development and manufacturing contract and product driven, all related expenses are recorded as cost of sales, therefore no segment specific operating expenses are incurred.

Summarized financial information with respect to reportable segments is as follows:

	Three Months Ended September 30, 2018
(In thousands)	Advanced Energy	OEM	Corporate & Other	Total
Sales	$2,985	$687	$—	$3,672

(Loss) income from operations	(1,155)	368	(2,009)	(2,796)

Interest income, net	—	—	105	105
Income tax benefit	—	—	(2,408)	(2,408)
Depreciation and amortization	—	—	58	58

	Three Months Ended September 30, 2017
(In thousands)	Advanced Energy	OEM	Corporate & Other	Total
Sales	$2,126	$525	$—	$2,651

(Loss) income from operations	(718)	323	(2,438)	(2,833)

Interest expense, net	—	—	(36)	(36)
Change in fair value of derivative liabilities	—	—	(69)	(69)
Income tax expense	—	—	6	6
Depreciation and amortization	—	—	171	171

BOVIE MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	Nine Months Ended September 30, 2018
(In thousands)	Advanced Energy	OEM	Corporate & Other	Total
Sales	$8,727	$2,033	$—	$10,760

(Loss) income from operations	(2,525)	1,076	(7,000)	(8,449)

Interest income, net	—	—	33	33
Change in fair value of derivative liabilities	—	—	20	20
Income tax expense	—	—	(2,384)	(2,384)
Depreciation and amortization	—	—	429	429

	Nine Months Ended September 30, 2017
(In thousands)	Advanced Energy	OEM	Corporate & Other	Total
Sales	$4,546	$2,030	$—	$6,576

(Loss) income from operations	(3,821)	1,031	(7,858)	(10,648)

Interest expense, net	—	—	(103)	(103)
Change in fair value of derivative liabilities	—	—	57	57
Income tax expense	—	—	15	15
Depreciation and amortization	—	—	527	527

International sales represented approximately 24.8% and 21.2% of total revenues for the three and nine months ended September 30, 2018, respectively, as compared with 16.6% and 11.5% of total revenues for the three and nine months ended September 30, 2017, respectively. Substantially all of these sales are denominated in U.S. dollars. Revenue by geographic region, based on the “ship to” location on the invoice, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Sales by Domestic and International
Domestic	$2,763	$2,212	$8,481	$5,821
International	909	439	2,279	755
Total	$3,672	$2,651	$10,760	$6,576

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

We are a medical technology company and the developer of J-Plasma® (marketed and sold under the Renuvion™ Cosmetic Technology brand in the cosmetic surgery market), a patented plasma-based surgical product for cutting, coagulation and ablation of soft tissue. J-Plasma technology utilizes a helium ionization process to produce a stable, focused beam of plasma that provides surgeons with greater precision, and minimal invasiveness. The Company also leverages its expertise through original equipment manufacturing (OEM) agreements with other medical device manufacturers.

On August 30, 2018, we closed on a previously disclosed definitive asset purchase agreement with Specialty Surgical Instrumentation Inc., a Tennessee Corporation and wholly-owned subsidiary of Symmetry Surgical Inc. (“Symmetry”), pursuant to which the Company divested and sold the Company's electrosurgical "Core" business segment and related intellectual property, including the Bovie® brand and trademarks, to Symmetry for gross proceeds of $97 million in cash. The divestiture and sale of our Core business segment to Symmetry allows us to further focus on our strategic objective of commercializing our J-Plasma technology, including the RenuvionTM brand in the cosmetic surgery market. The Company and Symmetry also entered into a transition services agreement, a patent licensing agreement, a disposables supply agreement and a generator manufacturing and supply agreement, the latter of which will establish the Company as an OEM-provider of generators to Symmetry for a period of at least 10 years.

In connection with the asset purchase agreement, we entered into a previously disclosed Electro Surgical Disposables and Accessories, Cauteries and Other Products Supply Agreement with Symmetry for up to a four-year term, whereby we will manufacture certain Core products and sell them to Symmetry at agreed upon prices. Any revenue, costs and expenses resulting from this agreement are netted and reported in our Consolidated Statements of Operations as Other gains or losses.

In connection with the asset purchase agreement, we entered into a previously disclosed Manufacture and Supply Agreement with Symmetry for a ten-year term, whereby we will manufacture certain products and sell them to Symmetry at agreed upon prices. Revenue, costs and expenses resulting from this agreement are reported in our Consolidated Statements as income or loss from operations of our OEM reporting segment.

During 2018, we continued our full scale commercialization efforts for Renuvion. We have a direct sales force of 19 field-based selling professionals and a network of 11 independent sales agencies, resulting in a field sales team of more than 40 representatives. This selling organization is focused on the use of Renuvion in the cosmetic surgery market. In addition, we have invested in training programs and marketing-related activities to support accelerated adoption of Renuvion.

International sales represented approximately 24.8% and 21.2% of total revenues for the three and nine months ended September 30, 2018, respectively, as compared with 16.6% and 11.5% of total revenues for the three and nine months ended September 30, 2017, respectively. Our products are sold in 26 countries through local dealers coordinated by sales and marketing personnel at the Clearwater, Florida facility.

BOVIE MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Operating segments are aggregated into reportable segments only if they exhibit similar economic characteristics. In addition to similar economic characteristics, we also consider the following factors in determining the reportable segments: the nature of business activities, the management structure directly accountable to our chief operating decision maker for operating and administrative activities, and availability of discrete financial information and information presented to the Board of Directors and investors.

We reclassified the financial results of the Core business to discontinued operations and from segment results for all periods presented.

Our reportable segments are disclosed as principally organized and managed as three operating segments: Advanced Energy, OEM and Corporate & Other. The Corporate & Other category includes certain unallocated corporate and administrative costs which were not specifically attributed to any reportable segment. Net assets are shared, therefore, not allocated to the reportable segments. The OEM segment is primarily development and manufacturing contract and product driven, all related expenses are recorded as cost of sales, therefore no segment specific operating expenses are incurred.

We strongly encourage investors to visit our website: www.boviemedical.com to view the most current news and to review our filings with the Securities and Exchange Commission. Information on our website does not constitute a part of this Quarterly Report on Form 10-Q.

Results of Operations

Sales

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2018	2017	Change	2018	2017	Change
Sales by Reportable Segment
Advanced Energy	2,985	2,126	40.4%	8,727	4,546	92.0%
OEM	687	525	30.9%	2,033	2,030	0.1%
Total	$3,672	$2,651	38.5%	$10,760	$6,576	63.6%

Sales by Domestic and International
Domestic	$2,763	$2,212	24.9%	$8,481	$5,821	45.7%
International	909	439	107.1%	2,279	755	201.9%
Total	$3,672	$2,651	38.5%	$10,760	$6,576	63.6%

Overall sales from continuing operations increased by 38.5% or approximately $1.0 million for the three months ended September 30, 2018 when compared with the same period of 2017. Advanced Energy segment sales were approximately $3.0 million, an increase of 40.4% when compared to the same period of 2017 as a result of continued focus of our selling into the cosmetic surgery market and sales growth in international markets. The OEM segment consists of proprietary products designed specifically for third party equipment manufacturers; revenue for this product line increased 30.9% or approximately $0.2 million when compared to 2017.

Overall sales from continuing operations increased by 63.6% or approximately $4.2 million for the nine months ended September 30, 2018 when compared with the same period of 2017. Advanced Energy segment sales were approximately $8.7 million, an increase of approximately 92.0% when compared to the same period of 2017 as a result of continued focus of our selling into the cosmetic surgery market and sales growth in international markets. The OEM segment consists of proprietary products designed specifically for third party equipment manufacturers; revenue for this product line was approximately the same when compared to 2017.

BOVIE MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2018	2017	Change	2018	2017	Change
Cost of sales	$1,151	$738	56.0%	$3,490	$2,314	50.8%
Percentage of sales	31.3%	27.8%		32.4%	35.2%

Gross profit	$2,521	$1,913	31.8%	$7,270	$4,262	70.6%
Percentage of sales	68.7%	72.2%		67.6%	64.8%

Our gross margin decreased by 3.5% during the three months ended September 30, 2018, when compared to the same period of 2017. The decrease was driven by lower margins in Advanced Energy due to product mix and increased sales growth in international markets where we sell at lower margins through a network of distributors, offsetting higher domestic selling prices and manufacturing efficiencies. Additionally, margins decreased in the OEM segment when compared to 2017.

Our gross margin increased by 2.8% during the nine months ended September 30, 2018, when compared to the same period of 2017. The increase was driven by higher margins in the OEM segment when compared to 2017. Additionally, the Advanced Energy segment margins expanded due to increases in pricing mix partially offset by increased sales growth in international markets where we sell at lower margins through a network of distributors.

In conjunction with the previously disclosed divestment of our electrosurgical Core business segment we performed a review of our standard costs, including the composition of our overhead cost pools. As a result, we reclassified certain overhead costs related to quality and regulatory to Salaries and Related Costs, in the amount of $62,000. This change in estimate is necessary in order to better reflect the change in operations to our Advanced Energy segment.

Other Costs and Expenses

Research and development

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2018	2017	Change	2018	2017	Change
Research and Development expense	$613	$487	25.9%	$1,890	$1,600	18.1%
Percentage of sales	16.7%	18.4%		17.6%	24.3%

Spending on Research and development increased 25.9% and 18.1% for the three and nine months ended September 30, 2018, respectively, primarily due to focused spending on clinical studies and research projects related to the cosmetic surgery market.

Professional services

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2018	2017	Change	2018	2017	Change
Professional services expense	$628	$421	49.2%	$1,815	$1,291	40.6%
Percentage of sales	17.1%	15.9%		16.9%	19.6%

Professional services expense increased 49.2% and 40.6% for the three and nine months ended September 30, 2018, respectively, versus comparable periods in 2017. The change was primarily attributable to expense increases for training-related physician consulting and honorariums for speaking engagements at professional conferences and trade events.

BOVIE MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Salaries and related costs

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2018	2017	Change	2018	2017	Change
Salaries and related expenses	$2,119	$1,826	16.0%	$5,734	$6,016	(4.7)%
Percentage of sales	57.7%	68.9%		53.3%	91.5%

During the three months ended September 30, 2018, salaries and related expenses increased approximately 16.0%, compared to the prior year. The increase was primarily driven by additional sales-related support personnel compared to the comparable period of 2017.

During the nine months ended September 30, 2018, salaries and related expenses decreased approximately 4.7%, respectively, compared to the prior year. The decrease was primarily driven by a reduction in management and sales related personnel and executive compensation compared to the comparable period of 2017.

In conjunction with the previously disclosed divestment of our electrosurgical Core business segment we performed a review of our standard costs, including the composition of our overhead cost pools. As a result, we reclassified certain overhead costs related to quality and regulatory to Salaries and Related Costs, in the amount of approximately $62,000. This change in estimate is necessary in order to better reflect the change in operations to our Advanced Energy segment.

Selling, general and administrative expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2018	2017	Change	2018	2017	Change
SG&A Expense	$1,957	$2,012	(2.7)%	$6,280	$6,003	4.6%
Percentage of sales	53.3%	75.9%		58.4%	91.3%

Selling, general and administrative expense decreased by 2.7% for the three months ended September 30, 2018 when compared to 2017. The decrease was primarily driven by sales commissions and reductions in sample expense, offset by increases from general insurance and marketing.

Selling, general and administrative expense increased by 4.6% or approximately $0.3 million for the nine months ended September 30, 2018 when compared to 2017. The increase was driven by consulting in the Advanced Energy segment, sales commissions, bank service charges and technology upgrades, slightly offset by reductions in sample expense.

BOVIE MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Other Income (Expense), net

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2018	2017	Change	2018	2017	Change
Interest income (expense), net	$105	$(36)	(391.7)%	$33	$(103)	(132.0)%
Percentage of sales	2.9%	(1.4)%		0.3%	(1.6)%
Change in fair value of derivative liabilities, net	$—	$(69)	(100.0)%	$20	$57	(64.9)%
Percentage of sales	—%	(2.6)%		0.2%	0.9%

Interest income (expense), net

Net interest income resulted from realized and unrealized interest on cash, cash equivalents and short-term marketable securities, offset by interest paid on our mortgage to the Bank of Tampa until extinguishment on August 30, 2018.

Change in fair value of liabilities, net

On December 13, 2013, we entered into a securities purchase agreement pursuant to which we issued 3,500,000 shares of our newly designated Series A 6% Convertible Preferred Stock with a stated value of $2.00 per share and 5,250,000 warrants to purchase our common stock, at an exercise price of $2.387 per share. We also issued 525,000 warrants to the placement agent at a strike price of $2.387. As of September 30, 2018, all remaining warrants were converted to common stock and for the nine months ended September 30, 2018 we recognized a net loss of $20,000.

Other losses, net

Other losses of $0.2 million for the three and nine months ended September 30, 2018 was in connection with the asset purchase agreement, we entered into a previously disclosed Electro Surgical Disposables and Accessories, Cauteries and Other Products Supply Agreement with Symmetry for a four-year term, whereby we will manufacture certain Core products and sell them to Symmetry at agreed upon prices. Any revenue, costs and expenses resulting from this agreement are netted and reported in our Consolidated Statements of Operations as Other gains or losses.

Income Taxes

The Company’s income tax benefit from continuing operations was $2.4 million and $2.4 million with an effective tax rate of 82.9% and 26.4% for the three and nine months ended September 30, 2018, respectively, as compared to an expense of $6,000 and $15,000 with an effective tax rate of 0.0% for the three and nine months ended September 30, 2017, respectively. The increase in the Company’s tax rate for the three and nine months ended September 30, 2018 as compared to the three months and nine months ended September 30, 2017, is primarily due to the Company’s ability to offset the 2018 operating loss from continuing operations against the taxable income generated by the extraordinary gain recognized by the income and asset sale reflected in discontinued operations.

The Company recognized tax expense of $0.3 million and $1.2 million within net income from discontinued operations for the three and nine months ended September 30, 2018, respectively. The Company recognized tax expense of $13.2 million and $15.5 million within the gain on sale of the Core Business for the three and nine months ended September 30, 2018, respectively.

Management expects the gain from the sale of the Core business segment to Symmetry will utilize substantially all of the historical Federal net operating loss carryover of $24.7 million, state(s) net operating loss carryover of $21.2 million, and research and development credit carryover of $1.3 million. As a result, the valuation allowance on these deferred tax assets was released during the third quarter of 2018 and the Company recorded a tax benefit of $7.8 million from the release of the valuation allowance. The tax benefit of $7.8 million is netted against the tax expenses within net income from discontinued operations and within the gain from asset sales. Pursuant to guidance under ASC 740, for the nine months ended September 30, 2018, continuing operations includes a current benefit of $2.4 million, which reflects the Company’s ability to fully utilize the net operating loss expected to be generated from continuing operations in the 2018 tax year.

BOVIE MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

As a result of historical losses, exclusive of discontinued operations, the Company recorded a valuation allowance on the net deferred tax asset with a finite life and does not anticipate recording an income tax benefit related to these deferred tax assets beyond the 2018 tax year. The Company will reassess the realization of deferred tax assets each reporting period and will be able to reduce the valuation allowance to the extent the financial results of continuing operations improve and it becomes more likely than not that the deferred tax assets will be realizable. As Management expects the Company to continue to generate loss in the foreseeable future after 2018, the Company will continue to record a valuation allowance on the remaining deferred tax assets at the end of 2018.

Product Development

We have developed most of our products and product improvements internally. Funds for this development have come primarily from our internal cash flow and equity issuances. We maintain close working relationships with physicians and medical personnel who assist in product research and development. New and improved products play a critical role in our sales growth. We continue to emphasize the development of proprietary products and product improvements to complement and expand our existing product lines. Our research and development team members are based in our Clearwater, Florida office and our facility in Sofia, Bulgaria.

Reliance on Collaborative, Manufacturing and Selling Arrangements

We manufacture the majority of our products on our premises in Clearwater, Florida and in Sofia, Bulgaria. Labor-intensive sub-assemblies and labor-intensive products may be out-sourced to our specification.

We also perform development services for OEM customers who have no legal obligation to purchase products from us. Should such customers fail to give us purchase orders for the product after development, our future business and value of related assets could be negatively affected. Furthermore, no assurance can be given that such customers will give sufficient high priority to our products. Additionally, we will function as an OEM-provider of generators to Symmetry for a period of at least 10 years.

We also have collaborative arrangements with two key foreign suppliers of certain items and components and we purchase them pursuant to purchase orders. Our purchase order commitments are never more than one year in duration and are supported by our sales forecasts. The majority of our raw materials are purchased from sole-source suppliers. While we believe we could ultimately procure other sources for these components, should we experience any significant disruptions in this key supply chain, there are no assurances that we could do so in a timely manner which could render us unable to meet the demands of our customers, resulting in a material and adverse effect on our business and operating results.

Liquidity and Capital Resources

Our working capital at September 30, 2018 was approximately $85.2 million compared with $16.6 million at December 31, 2017, primarily driven by the gain from the disposition of the Core business. Accounts receivable days sales outstanding were 41 days and 48 days at September 30, 2018 and 2017, respectively. The number of days sales in inventory, which is the total inventory available for production divided by the 12-month average cost of materials, increased 6 days to 185 days equating to an inventory turn ratio of 2.23 at September 30, 2018 from 179 days and an inventory turn ratio of 2.00 at September 30, 2017.

For the nine months ended September 30, 2018, net cash used in operating activities was approximately $2.8 million compared with net cash used by operating activities of approximately $4.4 million for the same period in 2017. Net income of $68.0 million, non-cash inflows of $1.2 million, accounts receivable of $0.7 million and changes in working capital of $0.3 million, were offset by the gain on the sale of the Core business of $69.1 million and increases of inventory of $1.7 million.

Net cash from investing activities was attributed to proceeds from the disposition of the Core business of $91.1 million, partially offset by purchases of marketable securities of $55.4 million and property and equipment for approximately $0.2 million during the nine months ended September 30, 2018, compared to approximately $0.4 million cash used for purchases of property and equipment for the same period in 2017.

Cash used in financing activities of approximately $2.6 million was attributed to the extinguishment of the mortgage note payable of $2.7 million, partially offset by proceeds from the exercise of options of $0.1 million during the nine months ended September 30, 2018, compared to cash used in financing activities for the repayment of the mortgage note payable of approximately $179,000 for the same period in 2017.

BOVIE MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

On June 28, 2016, the Company entered into a transaction with Bank of Tampa, a Florida banking corporation (“Lender”), wherein Lender amended the terms of a mortgage loan (“the Loan”) originally executed on March 20, 2014 with a principal amount of $3,592,000. The Initial Maturity Date of the Loan was extended to July 20, 2019 from March 19, 2017, and the Extended Maturity Date was amended to July 20, 2024 from March 20, 2022. On August 30, 2018, the Company paid off the remaining mortgage balance of $2.5 million, releasing us from any and all obligations to the Bank of Tampa.

At September 30, 2018, we had purchase commitments for inventories totaling approximately $5.4 million, substantially all of which is expected to be purchased by the end of 2018.

Our manufacturing services agreements requires Symmetry to provide us with a twelve-month rolling production forecast, of which four months are binding, non-cancelable orders, subject to certain termination rights.

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

Management expects the gain from the sale of the Core business segment to Symmetry will utilize substantially all of the historical Federal net operating loss carryover of $24.7 million, state(s) net operating loss carryover of $21.2 million, and research and development credit carryover of $1.3 million. As a result, the valuation allowance on these deferred tax assets was released during the third quarter of 2018 and the Company recorded a tax benefit of $7.8 million from the release of the valuation allowance. The tax benefit of $7.8 million is netted against the tax expenses within net income from discontinued operations and within the gain from asset sales. Pursuant to guidance under ASC 740, for the nine months ended September 30, 2018, continuing operations includes a current benefit of $2.4 million, which reflects the Company’s ability to fully utilize the net operating loss expected to be generated from continuing operations in the 2018 tax year.

As a result of historical losses, exclusive of discontinued operations, the Company recorded a valuation allowance on the net deferred tax asset with a finite life and does not anticipate recording an income tax benefit related to these deferred tax assets beyond the 2018 tax year. The Company will reassess the realization of deferred tax assets each reporting period and will be able to reduce the valuation allowance to the extent the financial results of continuing operations improve and it becomes more likely than not that the deferred tax assets will be realizable. As Management expects the Company to continue to generate loss in the foreseeable future after 2018, the Company will continue to record a valuation allowance on the remaining deferred tax assets at the end of 2018.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of September 30, 2018. Based upon that evaluation, our CEO and CFO concluded that, as of the end of that period, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f)) during the nine months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Not Applicable.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not Applicable.

ITEM 5. Other Information

None.

BOVIE MEDICAL CORPORATION

ITEM 6. Exhibits

2.1
Asset Purchase Agreement, dated as of July 9, 2018, by and between Bovie Medical Corporation and Specialty Surgical Instrumentation Inc. (Incorporated by reference to the Registrant’s Current Report on Form 8-K file on July 9, 2018)

3.1	Articles of Incorporation of the Registrant (Incorporated by reference to the Registrant’s report on Form 10-K/A filed on March 31, 2011)
3.2	By laws of the Registrant (Incorporated by reference to the Registrant’s report on Form 10-K/A filed on March 31, 2011)
3.3	Certificate of Amendment of the Certificate of Incorporation of the Registrant (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 3, 2017).
3.4	Certificate of Elimination (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 3, 2018)
10.1	J. Robert Saron Separation Agreement and General Release, dated August 30, 2018 (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 30, 2018)
31.1*	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 202
31.2*	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 202
32.1*	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 202
32.2*	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 202
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Label Presentation Document

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

Bovie Medical Corporation

Date: November 2, 2018	By:	/s/ Charles D. Goodwin II
Charles D. Goodwin II
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 2, 2018	By:	/s/ Jay D. Ewers
Jay D. Ewers
Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer)