Form 10-Q
period 2019-03-31
Apyx Medical Corp
filed 2019-05-08
CIK 719135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

or

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
(727) 384-2323
(Registrant’s telephone number)
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes: ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No ☒
Securities Registered Pursuant to Section 12 (b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock	APYX	Nasdaq Stock Market, LLC
As of May 3rd, 2019, 34,041,830 shares of the registrant’s $0.001 par value common stock were outstanding.

APYX MEDICAL CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended March 31, 2019
(Unaudited)

APYX MEDICAL CORPORATION

PART I.     Financial Information

ITEM 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data, Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$32,415	$16,466
Short term investments	40,885	61,678
Trade accounts receivable, net of allowance of $196 and $428	4,931	5,015
Inventories, net of provision for obsolescence of $398 and $439	5,598	5,212
Prepaid expenses and other current assets	1,411	1,146
Total current assets	85,240	89,517
Property and equipment, net	6,031	5,788
Intangibles	190	191
Deposits	80	73
Other assets	162	41
Total assets	$91,703	$95,610

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,504	$1,423
Accrued and other liabilities	5,460	5,552
Accrued severance and related	511	727
Total current liabilities	7,475	7,702
Note payable	140	140
Long term lease liability	75	—
Total liabilities	7,690	7,842
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized; 34,033,255 issued and 33,891,255 outstanding as of March 31, 2019 and 33,847,100 issued and 33,704,525 outstanding as of December 31, 2018	34	34
Additional paid-in capital	53,147	52,221
Retained earnings	30,832	35,513
Total stockholders’ equity	84,013	87,768
Total liabilities and stockholders’ equity	$91,703	$95,610
The accompanying notes are an integral part of the consolidated financial statements.

APYX MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, Unaudited)

	Three Months Ended March 31,
	2019	2018
Sales	$5,823	$3,397
Cost of sales	2,103	1,185
Gross profit	3,720	2,212
Other costs and expenses:
Research and development	810	514
Professional services	1,791	506
Salaries and related costs	3,221	1,802
Selling, general and administrative	3,101	2,110
Total other costs and expenses	8,923	4,932
Loss from operations	(5,203)	(2,720)
Interest income	423	—
Interest expense	—	(34)
Other losses	(25)	—
Change in value of derivative liabilities	—	(26)
Total other income (expense), net	398	(60)
Loss before income taxes	(4,805)	(2,780)
Income tax (benefit) expense	(124)	11
Loss from continuing operations	(4,681)	(2,791)
Income from discontinued operations, net of tax	—	1,856
Net loss	$(4,681)	$(935)

EPS from continuing operations:
Basic	$(0.14)	$(0.08)
Diluted	$(0.14)	$(0.08)

EPS from discontinued operations:
Basic	$—	$0.05
Diluted	$—	$0.05

EPS from total operations:
Basic	$(0.14)	$(0.03)
Diluted	$(0.14)	$(0.03)

The accompanying notes are an integral part of the consolidated financial statements.

APYX MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, Unaudited)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated deficit)	Total
Balance December 31, 2017	32,878	$33	$50,495	$(28,496)	$22,032
Stock based compensation	—	—	372	—	372
Net loss	—	—	—	(935)	(935)
Balance March 31, 2018	32,878	$33	$50,867	$(29,431)	$21,469

Balance December 31, 2018	33,705	$34	$52,221	$35,513	$87,768
Options exercised	271	—	777	—	777
Stock based compensation	—	—	859	—	859
Stock exercise to acquire options and warrants	(85)	—	(710)	—	(710)
Net income	—	—	—	(4,681)	(4,681)
Balance March 31, 2019	33,891	$34	$53,147	$30,832	$84,013

The accompanying notes are an integral part of the consolidated financial statements.

APYX MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(4,681)	$(935)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	194	199
Provision for inventory obsolescence	41	(47)
Stock based compensation	859	372
Change in fair value of derivative liabilities	—	26
Noncash lease expense	(26)	—
Unrealized gain on short term investments	(164)	—
Provision for allowance for doubtful accounts	(238)	(9)
Changes in current assets and liabilities:
Trade receivables	322	(277)
Prepaid expenses	(266)	(26)
Inventories	(427)	(136)
Deposits and other assets	(129)	4
Accounts payable	81	514
Accrued severance and related	216	—
Accrued and other liabilities	(421)	(793)
Net cash used in operating activities	(4,639)	(1,108)
Cash flows from investing activities
Purchases of property and equipment	(437)	(139)
Purchases of marketable securities	(18,884)	—
Proceeds of marketable securities	39,842	—
Net cash provided by (used in) investing activities	20,521	(139)
Cash flows from financing activities
Proceeds from stock options/warrants exercised	67	—
Repayment of mortgage note payable	—	(60)
Net cash provided by (used in) financing activities	67	(60)
Net change in cash, cash equivalents and restricted cash	15,949	(1,307)
Cash, cash equivalents and restricted cash, beginning of period	16,466	10,668
Cash, cash equivalents and restricted cash, end of period	$32,415	$9,361

Cash paid for:
Interest expense	$—	34

Non cash investing activities:
Cashless exercise of stock options/warrants	$710	$—
Capitalization of Lease	178	—

The accompanying notes are an integral part of the consolidated financial statements.

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.     BASIS OF PRESENTATION

Unless the context otherwise indicates, the terms “we,” “our,” “us,” “Apyx,” and similar terms refer to Apyx Medical Corporation and its consolidated subsidiaries.

We are a medical technology company and the developer of J-Plasma® (marketed and sold under the Renuvion™ Cosmetic Technology brand in the cosmetic surgery market), a patented plasma-based surgical product for cutting, coagulation and ablation of soft tissue. J-Plasma technology utilizes a helium ionization process to produce a stable, focused beam of plasma that provides surgeons with greater precision and minimal invasiveness. The Company also leverages its expertise through original equipment manufacturing (OEM) agreements with other medical device manufacturers.

On August 30, 2018, we closed on a definitive asset purchase agreement with Specialty Surgical Instrumentation Inc., a Tennessee Corporation and wholly-owned subsidiary of Symmetry Surgical Inc. (“Symmetry”), pursuant to which we divested and sold our electrosurgical "Core" business segment and related intellectual property, including the Bovie® brand and trademarks, to Symmetry for gross proceeds of $97 million in cash. The divestiture and sale of our Core business segment to Symmetry allows us to further focus on our strategic objective of commercializing our J-Plasma technology, including the RenuvionTM brand in the cosmetic surgery market. We also entered into with Symmetry a transition services agreement, a Patent Licensing Agreement, a Disposables Supply Agreement, and a Generator Manufacturing and Supply Agreement, the latter of which will establish us as an OEM-provider of generators to Symmetry for a period of at least 10 years.  For the three months ended March 31, 2018, the Core sales amounted to $6.5 million with cost of sales of $3.7 million and related operating expenses of $0.9 million, which are included in income from discontinued operations on the Consolidated Statement of Operations.

In connection with the asset purchase agreement, we also entered into an Electro Surgical Disposables and Accessories, Cauteries and Other Products Supply Agreement with Symmetry for up to a four-year term, whereby we will manufacture certain Core products and sell them to Symmetry at agreed upon prices. Any revenue, costs and expenses resulting from this agreement are netted and reported in our Consolidated Statements of Operations as Other gains or losses. For the three months ended March 31, 2019, Core sales following the divestiture amounted to $2.2 million with cost of sales of $2.1 million and related operating expenses of $0.1 million, which are included in other losses on the Consolidated Statement of Operations.

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

The accompanying unaudited consolidated financial statements have been prepared based upon SEC rules that permit reduced disclosure for interim periods. For a more complete discussion of significant accounting policies and certain other information, please refer to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown, including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year.

NOTE 2.     INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined on a first in, first out basis. Finished goods and work-in-process inventories include material, labor and overhead costs. Factory overhead costs are allocated to inventory manufactured in-house based upon labor hours.

Inventories consisted of the following:

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

(In thousands)	March 31, 2019	December 31, 2018
Raw materials	$5,032	$4,521
Finished goods	964	1,130
Gross inventories	5,996	5,651
Less: reserve for obsolescence	(398)	(439)
Net inventories	$5,598	$5,212

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 3.     INTANGIBLE ASSETS

Intangible assets consisted of the following:

(in thousands)	March 31, 2019	December 31, 2018
Purchased technology (5-17 year lives)	$1,447	$1,448
Less: accumulated amortization	(1,442)	(1,442)
Purchased technology, net	$5	$6

Goodwill	$185	$185
Intangibles	$190	$191

Intangible assets and goodwill are the result of our acquisition of Apyx (formerly known as Bovie) Bulgaria, EOOD in 2015.

NOTE 4.     RECENT ACCOUNTING PRONOUNCEMENTS

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

ASU No. 2014-09 (ASC 606), Revenue from Contracts with Customers became effective for us beginning with the first quarter of 2018, and we adopted the new accounting standard using the modified retrospective transition approach. The modified retrospective transition approach recognized any changes from the beginning of the year of initial application through retained earnings with no restatement of comparative periods. We record revenue under ASC 606 at a single point in time, when control is transferred to the customer, which is consistent with past practice. We will continue to apply our current business processes, policies, systems and controls to support recognition and disclosure under the new standard. Based on the results of the evaluation, we have determined that the adoption of the new standard presents no material impact on our consolidated financial statements. Application of the transition requirements of the new standard did not have a material impact on opening retained earnings. We have disaggregated revenue by segment and geography in Note 11 Geographic and Segment Information.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases (Topic 842), which became effective for us beginning with the first quarter of 2019. ASU 2016-02 requires a lessee to record a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, on the balance sheet for all leases with terms longer than 12 months, as well as the disclosure of key information about leasing arrangements. This new standard requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis, and classification of all cash payments within operating activities in the statement of cash flows. Disclosures are required to provide the amount, timing and uncertainty of cash flows arising from leases. In accordance with the standard, we took a modified retrospective transition approach and included the $178,000 right of use asset and corresponding liabilities in our property plant and equipment, accrued expenses and long term lease liability on the consolidated balance sheet. The lease is also represented in our consolidated statement of cash flows as a non cash investing activity.
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

	Three Months Ended March 31,
(in thousands, except per share data)	2019	2018
Numerator:
Net (loss) from continuing operations	$(4,681)	$(2,791)
Numerator for diluted (loss) per common share - continuing operations	(4,681)	(2,791)

Net income from discontinued operations, net of tax	—	1,856
Numerator for diluted income per share - discontinued operations	—	1,856

Net (loss) from all operations	(4,681)	(935)
Numerator for full diluted (loss) per share - all	(4,681)	(935)

Denominator - continuing operations
Weighted average shares used to compute basic (loss)	33,343	32,878
Denominator for diluted (loss) per common share	33,343	32,878

Denominator - discontinued operations:
Weighted average shares used to compute basic (loss)	—	32,878
Denominator for diluted (loss) per common share - discontinued operations	—	32,878

Denominator - all operations:
Weighted average shares used to compute basic (loss)	33,343	32,878
Denominator for diluted (loss) per common share	33,343	32,878

Loss per share from continuing operations:
Basic and diluted	$(0.14)	$(0.08)

Income per share from discontinued operations
Basic and diluted	$—	$0.05

Income per share from all operations
Basic and diluted	$(0.14)	$(0.03)

Anti-dilutive instruments excluded from diluted loss per common share:
Warrants	—	3
Options	1,908	470

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 6.     STOCK-BASED COMPENSATION

Under our stock option plans, our board of directors may grant options to purchase common shares to our key employees, officers, directors and consultants. We account for stock options in accordance with FASB ASC Topic 718, Compensation - Stock Compensation, with option expense amortized over the vesting period based on the trinomial lattice option-pricing model fair value on the grant date, which includes a number of estimates that affect the amount of our expense. We expensed approximately $859,000 in stock-based compensation during the three months ended March 31, 2019, as compared with $372,000 for the three months ended March 31, 2018.

The status of our stock options and stock awards are summarized as follows:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2018	3,480,701	$3.10
Granted	1,277,500	7.73
Exercised	(270,549)	2.87
Canceled and forfeited	(10,500)	2.10
Outstanding at March 31, 2019	4,477,152	$4.44
Common shares required to be issued upon the exercise of stock options would be issued from our authorized and unissued shares. We calculated the fair value of issued options utilizing a trinomial lattice with an expected life calculated via the simplified method as we do not have sufficient history to determine actual expected life.

	2019 Grants
Option value	$7.15	-	$7.91
Risk-free rate	2.6%	-	2.6%
Expected dividend yield	—
Expected volatility	69.1%	-	69.1%
Expected term (in years)	6

NOTE 7.     INCOME TAXES

The Company’s income tax benefit was $124,000 with an effective tax rate of -3% for the three months ended March 31, 2019, as compared to an expense of $11,000, with an effective tax rate of 0.0%, for the three months ended March 31, 2018. The effective rate differs from the statutory rate primarily due to the change in the valuation allowance on the Company’s net deferred tax assets., and an adjustment to an over accrual, of $130,000 in the 2018 tax accrual, offset by foreign taxes of $6,000.

The following is a roll-forward of the Company's total gross unrecognized tax benefits, not including interest and penalties, for the period ended March 31, 2019.

(in thousands)	Gross Unrealized Tax Benefits
Balance at January 1, 2019	$1,313
Additions of tax positions related to the current year	—
Additions of tax positions related to the prior year	—
Decreases for tax positions related to the prior year	—
Balance at March 31, 2019	$1,313

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 8.     COMMITMENTS AND CONTINGENCIES

Property and Rental Agreements

In October 2015, pursuant to our acquisition of Apyx Bulgaria, we became obligated to make lease payments of approximately $9,000 per month for approximately 20,000 square feet of office, research and manufacturing space in Sofia, Bulgaria. This lease expires in December 2020.

The following is a schedule of approximate future minimum lease payments under operating leases as of March 31, 2019:

(In thousands)
2019 (remaining 9 months)	$80
2020	107
Total	$187

On August 30, 2018, we paid the remaining mortgage balance of $2.5 million on the Clearwater facility, releasing us from any and all obligations to the Bank of Tampa.

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

In addition, as previously disclosed with the Commission on Form 8-K filed April 26, 2019, we have learned that on April 17, 2019, a complaint (the “Complaint”) was filed in the United States District Court for the Middle District of Florida by plaintiff Kyle Pritchard, individually and on behalf of all others similarly situated against the Company and Charles D. Goodwin (“Goodwin”), the Company’s President and Chief Executive Officer and a member of the Company’s Board of Directors.

The Complaint (which as of the date hereof has not been delivered through formal process to the Company) seeks class action status on behalf of all persons and entities that acquired the Company’s securities between August 1, 2018 and April 1, 2019 and alleges violations by the Company and Goodwin of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, primarily related to certain public statements concerning the Premarket Notification 510(k) submission made to the US Food and Drug Administration for a new indication for the Company’s J-Plasma® technology for use in dermal resurfacing procedures. The Complaint seeks an unspecified amount of damages.

Although the ultimate outcome of this matter cannot be determined with certainty, the Company believes that the allegations stated in the Complaint are entirely without merit. The Company and Goodwin intend to defend themselves vigorously in the suit. Such claims are adequately covered by insurance, however, in the event that damages exceed the aggregate coverage limits of our policy or if our insurance carriers disclaim coverage, we believe it is possible that costs associated with this claim could have a material adverse impact on our consolidated earnings, financial position or cash flows. Under the deductible portion of our insurance coverage, we have accrued $0.5 million for initial defense costs.

In accordance with authoritative guidance, we accrue a liability in our consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is recorded. If a loss is reasonably possible, but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed in the notes to the consolidated financial statements. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded, actual results may differ from these estimates.

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Purchase Commitments

At March 31, 2019, we had purchase commitments for inventories totaling approximately $5.8 million, substantially all of which is expected to be purchased by the end of 2019.

Our manufacturing services agreements requires Symmetry to provide us with a twelve-month rolling production forecast, of which four months are binding, non-cancelable orders, subject to certain termination rights.

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 9.     RELATED PARTY TRANSACTIONS

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

NOTE 10.    FINANCIAL INSTRUMENTS

Cash, Cash Equivalents and Marketable Securities at March 31, 2019:

(In thousands)	Adjusted Cost	Unrealized Gains	Fair Value(3)	Cash and Cash Equivalents (1)	Short-term Marketable Securities
Cash	$3,802	$—	$3,802	$3,802	$—

Level 1 (2)
U.S. Treasury Securities, maturities less than three months	28,613	—	28,613	28,613	—
U.S. Treasury Securities, maturities greater than three months	40,721	164	40,885		40,885
Total	$73,136	$164	$73,300	$32,415	$40,885

Cash, Cash Equivalents and Marketable Securities at December 31, 2018:

(In thousands)	Adjusted Cost	Unrealized Gains	Fair Value(3)	Cash and Cash Equivalents (1)	Short-term Marketable Securities
Cash	$6,337	$—	$6,337	$6,337	$—

Level 1 (2)
U.S. Treasury Securities, maturities less than three months	10,129	—	10,129	10,129	—
U.S. Treasury Securities, maturities greater than three months	61,431	247	61,678		61,678
Total	$77,897	$247	$78,144	$16,466	$61,678

(1) The company considers all highly liquid instruments with maturities of three months or less at the time of purchase to be cash equivalents.

(2) The fair value of the debt securities consisting of U.S. Treasury bills is based on their quoted market prices. The fair value of these financial instruments are classified as Level 1 in the fair value hierarchy. The original purchase of U.S. Treasury bills occurred in September 2018, utilizing the proceeds from the sale of our Core business.

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

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

Summarized financial information with respect to reportable segments is as follows:

	Three Months Ended March 31, 2019
(In thousands)	Advanced Energy	OEM	Corporate & Other	Total
Sales	4,371	1,452	—	5,823

Net income (loss) from continuing operations	(3,387)	785	(2,079)	(4,681)

Interest income	—	—	423	423
Other losses	—	—	(25)	(25)
Income tax benefit	—	—	(124)	(124)

	Three Months Ended March 31, 2018
(In thousands)	Advanced Energy	OEM	Corporate & Other	Total
Sales	2,629	768	—	3,397

Net income (loss) from continuing operations	(578)	406	(2,619)	(2,791)

Interest expense	—	—	(34)	(34)
Change in value of derivative liabilities	—	—	(26)	(26)
Income tax expense	—	—	11	11

International sales represented approximately 29.5% of total revenues for the three months ended March 31, 2019, as compared with 18.8% of total revenues for three months ended March 31, 2018. Substantially all of these sales are denominated in U.S. dollars. Revenue by geographic region, based on the “ship to” location on the invoice, are as follows:

	Three Months Ended March 31,
(In thousands)	2019	2018
Sales by Domestic and International
Domestic	$4,104	$2,758
International	1,719	639
Total	$5,823	$3,397

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

Executive Level Overview

We are a medical technology company and the developer of J-Plasma® (marketed and sold under the Renuvion™ Cosmetic Technology brand in the cosmetic surgery market), a patented plasma-based surgical product for cutting, coagulation and ablation of soft tissue. J-Plasma technology utilizes a helium ionization process to produce a stable, focused beam of plasma that provides surgeons with greater precision and minimal invasiveness. We also leverage our expertise through original equipment manufacturing (OEM) agreements with other medical device manufacturers.

During 2019, we will continue our full-scale commercialization efforts for Renuvion. As of March 31, 2019, we had a direct sales force of 28 field-based selling professionals and a network of 7 independent sales agencies.  We also had 4 sales managers.  This selling organization is focused on the use of Renuvion in the cosmetic surgery market. In addition, we have invested in training programs and marketing-related activities to support accelerated adoption of Renuvion.

International sales represented approximately 29.5% and 18.8% of total revenues in the three months ended March 31, 2019 and 2018, respectively. Management estimates our products have been sold in more than 40 countries through local dealers coordinated by sales and marketing personnel at the Clearwater, Florida facility.

As previously disclosed with the Commission on Form 8-K filed on April 4, 2019, we announced on April 1, 2019, that we voluntarily withdrew our application for premarket notification 510(k) regulatory clearance of our J-Plasma/Renuvion technology for use in dermal resurfacing procedures (see Note 8). While this is a delay in our commercialization efforts, we remain committed to working with the U.S. Food and Drug Administration relative to the development of a new 510(k) submission.

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

Results of Operations

Sales

	Three Months Ended March 31,
(In thousands)	2019	2018	Change
Sales by Reportable Segment
Advanced Energy	4,371	2,629	66.3%
OEM	1,452	768	89.1%
Total	$5,823	$3,397	71.4%

Sales by Domestic and International
Domestic	4,104	2,758	48.8%
International	1,719	639	256.5%
Total	$5,823	$3,397	71.4%

Total revenue from continuing operations for first quarter 2019 increased $2.4 million, or 71.4%, to $5.8 million, compared to $3.4 million in the first quarter of 2018. Sales of the Company’s Advanced Energy generators and handpieces drove the increase in total revenue in first quarter 2019, with OEM segment sales contributing modestly to the year-over-year increase in total revenue from continuing operations during the first quarter 2019 period. Advanced Energy segment sales increased approximately $1.7 million, or 66.3% year-over-year, to $4.4 million, compared to approximately $2.6 million last year. OEM segment sales increased $0.7 million, or 89.1% year-over-year, to $1.5 million, compared to $0.8 million last year.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Gross Profit

	Three Months Ended March 31,
(In thousands)	2019	2018	Change
Cost of sales	$2,103	$1,185	77.5%
Percentage of sales	36.1%	34.9%

Gross profit	$3,720	$2,212	68.2%
Percentage of sales	63.9%	65.1%

Gross profit for the first quarter of 2019 increased approximately $1.5 million, or 68.2% year-over-year, to $3.7 million, compared to $2.2 million for first quarter of 2018. Gross margin for the first quarter of 2019 was 63.9%, compared to 65.1% last year. The primary drivers of the decrease in gross profit margin were Advanced Energy product mix and Advanced Energy sales outside the U.S., which represented a higher mix of total sales in the first quarter of 2019 compared to last year. OEM gross margins were lower in the first quarter of 2019 when compared to the prior year period, driven primarily by revenue related to our new Product, Manufacturing, and Supply agreements with Symmetry, which did not contribute to revenue results in the prior period.

Other Costs and Expenses

Research and development

	Three Months Ended March 31,
(In thousands)	2019	2018	Change
Research and Development expense	$810	$514	57.6%
Percentage of sales	13.9%	15.1%

Spending on Research and development increased 57.6% for the three months ended March 31, 2019, primarily due to focused spending on clinical studies and research projects related to the cosmetic surgery market.

Professional services

	Three Months Ended March 31,
(In thousands)	2019	2018	Change
Professional services expense	$1,791	$506	254.0%
Percentage of sales	30.8%	14.9%

Professional services expense increased 254.0% for three months ended March 31, 2019, versus comparable periods in 2018. The change was primarily attributable to expense increases for training-related physician consulting, medical advisory board stock option grants, marketing expenses, legal and audit fees.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Salaries and related costs

	Three Months Ended March 31,
(In thousands)	2019	2018	Change
Salaries and related expenses	$3,221	$1,802	78.7%
Percentage of sales	55.3%	53.0%

During the three months ended March 31, 2019, salaries and related expenses increased approximately 78.7%, compared to the prior year. The increase was primarily driven by an increase in employee stock option expense, increase in sales force, and reclassification of regulatory salaries from cost of goods sold.

Selling, general and administrative expenses

	Three Months Ended March 31,
(In thousands)	2019	2018	Change
SG&A Expense	$3,101	$2,110	47.0%
Percentage of sales	53.3%	62.1%

Selling, general and administrative expense increased by 47.0% for the three months ended March 31, 2019 when compared to 2018. The increase was primarily driven by sales commissions and product sample expense. These increases are offset by an adjustment to our bad debt reserve which had a change in calculation due to a shift in our customer base following the disposition of our Core business.

Other Income (Expense), net

	Three Months Ended March 31,
(In thousands)	2019	2018	Change
Interest income	$423	$—	100.0%
Percentage of sales	7.3%	—%
Interest expense	$—	$(34)	(100.0)%
Percentage of sales	—%	1.0%
Other losses	$(25)	$—	100.0%
Percentage of sales	0.4%	—%
Change in fair value of derivative liabilities, net	$—	$(26)	(100.0)%
Percentage of sales	—%	(0.8)%

Interest income

Total interest income was higher for the three months ended March 31, 2019, as compared with 2018. This increase is primarily related to short term investments in U.S. Treasury Securities which we purchased with the proceeds from the sale of the Core business in September 2018.

Income Taxes

The Company’s income tax benefit was $124,000 with an effective tax rate of -3% for the three months ended March 31, 2019, as compared to an expense of $11,000, with an effective tax rate of 0.0%, for the three months ended March 31, 2018. The effective rate differs from the statutory rate primarily due to the change in the valuation allowance on the Company’s net deferred tax assets, and an adjustment to an over accrual, of $130,000 in the 2018 tax accrual, offset by foreign taxes of $6,000.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

As a result of historical losses exclusive of discontinued operations and the Company’s expectation to continue to generate losses in the near future, the Company recorded a valuation allowance on its net deferred tax asset and does not anticipate recording an income tax benefit related to these deferred tax assets. The Company will reassess the realization of deferred tax assets each reporting period and will be able to reduce the valuation allowance to the extent the financial results of the operations improve and it becomes more likely than not that the deferred tax assets will be realizable.

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

We also have collaborative arrangements with two key foreign suppliers of certain items and components, and we purchase them pursuant to purchase orders. Our purchase order commitments are never more than one year in duration and are supported by our sales forecasts. The majority of our raw materials are purchased from sole-source suppliers. While we believe we could ultimately procure other sources for these components, should we experience any significant disruptions in this key supply chain, there are no assurances that we could do so in a timely manner which could render us unable to meet the demands of our customers, resulting in a material and adverse effect on our business and operating results.

Liquidity and Capital Resources

On August 30, 2018,we sold our Core business segment and other related assets for $97 million in cash. At December 31, 2018, we had approximately $78 million in Cash, Cash Equivalents and Short-Term Investments, after making estimated Federal and State tax payments of $13.3 million. Our working capital at March 31, 2019 was approximately $77.8 million compared with $81.8 million at December 31, 2018.

For the quarter ended March 31, 2019, net cash used in operating activities is approximately $4.6 million compared with net cash used in operating activities of approximately $1.1 million in 2018.

Net cash from investing activities is $20.5 million, primarily related the shift in categorization of short-term investments and cash equivalents in our Treasury Bill investments.

Cash from financing activities of approximately $0.1 million relates to cash collected for stock options during the quarter ended March 31, 2019. Cash used in 2018 financing activities in financing activities in 2018 was $0.1 million related to the repayment of our mortgage at the Clearwater, FL, facility.

At March 31, 2019, we had purchase commitments for inventories totaling approximately $5.8 million, substantially all of which is expected to be purchased by the end of 2019.

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

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Critical Accounting Estimates

In preparing the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), we have adopted various accounting policies. Our most significant accounting policies are disclosed in Note 2 to the consolidated financial statements included in our report on Form 10-K for the year ended December 31, 2018, filed on March 14, 2019.

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to inventories, intangible assets, property, plant and equipment, legal proceedings, research and development, warranty obligations, product liability, fair valued liabilities, sales returns and discounts, stock-based compensation and income taxes are updated as appropriate, which in most cases is at least quarterly. We base our estimates on historical experience, or various assumptions that are believed to be reasonable under the circumstances and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Actual results may materially differ from these estimates.

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

Long-lived assets

We review long-lived assets which are held and used, including property and equipment, for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Such evaluations compare the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset over its expected useful life and are significantly impacted by estimates of future prices and volumes for our products, capital needs, economic trends and other factors that are inherently difficult to forecast. If the asset is considered to be impaired, we record an impairment charge equal to the amount by which the carrying value of the asset exceeds its fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique.

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

Litigation Contingencies

In accordance with authoritative guidance, we accrue a liability in our consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is recorded. If a loss is reasonably possible, but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

disclosed in the notes to the consolidated financial statements. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded, actual results may differ from these estimates.

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

As a result of historical losses exclusive of discontinued operations and the Company’s expectation to continue to generate losses in the near future, the Company recorded a valuation allowance on the net deferred tax asset and does not anticipate recording an income tax benefit related to these deferred tax assets. The Company will reassess the realization of deferred tax assets each reporting period and will be able to reduce the valuation allowance to the extent the financial results of continuing operations improve and it becomes more likely than not that the deferred tax assets will be realizable.

We assess the financial statement impact of an uncertain tax position taken or expected to be taken on an income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained.

The Company is subject to U.S. federal and state income tax examination. The Company’s 2015 through 2018 U.S. federal income tax returns are subject to examination by the Internal Revenue Service. The Company’s state income tax returns are subject to examination for the tax years 2014 through 2018.

Inflation

Inflation has not materially impacted the operations of our Company.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements at this time.

Recent Accounting Pronouncements

See Note 4 of the Notes to Consolidated Financial Statements.

APYX MEDICAL CORPORATION

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

For our disclosures about market risk, please see Part II, Item 7A., “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2018. We believe there have been no material changes to the information provided therein.

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

The effectiveness of our internal control over financial reporting as of December 31, 2018 was audited by Frazier & Deeter, LLC, an independent registered public accounting firm, as stated in their report included in Part II, Item 8 of our most recent Form 10-K for the period ended December 31, 2018, contains an adverse opinion on the effectiveness of our internal control over financial reporting.

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
As of March 31, 2019, we continue our remediation efforts related to these deficiencies.

Remediation Efforts to Address Material Weaknesses

We continue to make further enhancements to our control environment by improving documentation of internal controls, guidance in the performance of those controls, communication of expectations, and emphasis on the importance of internal controls. In addition, we continue to make improvements to the level of detail in our risk assessment and clarity of the linkage between risks and internal controls.

We continue to improve upon our risk assessment procedures and the timeliness of those procedures and continue to make progress towards addressing the weaknesses in information and communication beginning the process to better identify, document, and assess information used when performing internal controls.

We also are working to further enhance our policies, procedures, and controls for all key processes, which includes the training of personnel to ensure consistent application of accounting principles and adherence to the Company’s policies, procedures, and controls. We will also be implementing enhanced monitoring procedures to allow for more effective monitoring of compliance.

We will continue to work with third-party specialists, and we have retained a firm to assist us in our remediation efforts. We will also review, document, and (as needed) supplement our controls, with the goal of designing and implementing controls that not only better address both the accuracy and precision of management's review, but also enhance our ability to manage our business.

APYX MEDICAL CORPORATION

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f)) during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

APYX MEDICAL CORPORATION

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

In addition, as previously disclosed with the Commission on Form 8-K filed April 26, 2019, we have learned that on April 17, 2019, a complaint (the “Complaint”) was filed in the United States District Court for the Middle District of Florida by plaintiff Kyle Pritchard, individually and on behalf of all others similarly situated against the Company and Charles D. Goodwin (“Goodwin”), the Company’s President and Chief Executive Officer and a member of the Company’s Board of Directors.

The Complaint (which as of the date hereof has not been delivered through formal process to the Company) seeks class action status on behalf of all persons and entities that acquired the Company’s securities between August 1, 2018 and April 1, 2019 and alleges violations by the Company and Goodwin of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, primarily related to certain public statements concerning the Premarket Notification 510(k) submission made to the US Food and Drug Administration for a new indication for the Company’s J-Plasma® technology for use in dermal resurfacing procedures. The Complaint seeks an unspecified amount of damages.

Although the ultimate outcome of this matter cannot be determined with certainty, the Company believes that the allegations stated in the Complaint are entirely without merit. The Company and Goodwin intend to defend themselves vigorously in the suit. Such claims are adequately covered by insurance, however, in the event that damages exceed the aggregate coverage limits of our policy or if our insurance carriers disclaim coverage, we believe it is possible that costs associated with this claim could have a material adverse impact on our consolidated earnings, financial position or cash flows.

In accordance with authoritative guidance, we accrue a liability in our consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is recorded. If a loss is reasonably possible, but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed in the notes to the consolidated financial statements. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded.

ITEM 1A. Risk factors

Not Applicable.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not Applicable.

APYX MEDICAL CORPORATION

ITEM 5. Other Information

None.

APYX MEDICAL CORPORATION

ITEM 6. Exhibits

2.1
Asset Purchase Agreement, dated as of July 9, 2018, by and between Bovie Medical Corporation and Specialty Surgical Instrumentation Inc. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 9, 2018)

3.1	Articles of Incorporation of the Registrant (Incorporated by reference to the Registrant’s report on Form 10-K/A filed on March 31, 2011)
3.2	By laws of the Registrant (Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A filed on March 31, 2011)
3.3	Certificate of Amendment of the Certificate of Incorporation of the Registrant (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 3, 2017).
3.4	Certificate of Elimination (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 3, 2018)
3.5	Certificate of Amendment of the Certificate of Incorporation of the Registrant (Incorporated by reference to the Registrant's Current Report of Form 8-K filed on December 28, 2018)
31.1*	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 202
31.2*	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 202
32.1*	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 202
32.2*	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 202
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Label Presentation Document

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

Apyx Medical Corporation

Date: May 8, 2019	By:	/s/ Charles D. Goodwin II
Charles D. Goodwin II
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 8, 2019	By:	/s/ Tara Semb
Tara Semb
Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer)