Form 10-Q
period 2019-06-30
Apyx Medical Corp
filed 2019-08-07
CIK 719135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

or

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

As of July 29, 2019, 33,921,476 shares of the registrant’s $0.001 par value common stock were outstanding.

APYX MEDICAL CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended June 30, 2019
(Unaudited)

APYX MEDICAL CORPORATION

PART I.     Financial Information

ITEM 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data, Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$67,360	$16,466
Short term investments	—	61,678
Trade accounts receivable, net of allowance of $285 and $428	6,218	5,015
Inventories, net of provision for obsolescence of $402 and $439	6,392	5,212
Prepaid expenses and other current assets	1,987	1,146
Total current assets	81,957	89,517
Property and equipment, net	6,300	5,788
Intangibles	185	191
Deposits	73	73
Other assets	368	41
Total assets	$88,883	$95,610

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,641	$1,423
Accrued and other liabilities	5,848	5,552
Accrued severance and related	408	727
Total current liabilities	7,897	7,702
Note payable	140	140
Long term lease liability	267	—
Total liabilities	8,304	7,842
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized; 33,847,100 issued and 33,704,525 outstanding as of December 31, 2018, and 34,061,360 issued and 33,918,785 outstanding as of June 30, 2019	34	34
Additional paid-in capital	54,051	52,221
Retained earnings	26,494	35,513
Total stockholders’ equity	80,579	87,768
Total liabilities and stockholders’ equity	$88,883	$95,610
The accompanying notes are an integral part of the consolidated financial statements.

APYX MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Sales	$6,568	$3,691	$12,391	$7,088
Cost of sales	2,096	1,154	4,199	2,339
Gross profit	4,472	2,537	8,192	4,749
Other costs and expenses:
Research and development	888	763	1,698	1,277
Professional services	1,633	681	3,424	1,187
Salaries and related costs	3,333	1,813	6,554	3,615
Selling, general and administrative	3,083	2,213	6,184	4,323
Total other costs and expenses	8,937	5,470	17,860	10,402
Loss from operations	(4,465)	(2,933)	(9,668)	(5,653)
Interest income	403	—	826	—
Interest expense	—	(38)	—	(72)
Other losses	(200)	—	(225)	—
Change in value of derivative liabilities	—	46	—	20
Total other income (expense), net	203	8	601	(52)
Loss before income taxes	(4,262)	(2,925)	(9,067)	(5,705)
Income tax expense (benefit)	76	13	(48)	24
Loss from continuing operations	(4,338)	(2,938)	(9,019)	(5,729)
Income from discontinued operations, net of tax	—	2,666	—	4,522
Net loss	$(4,338)	$(272)	$(9,019)	$(1,207)

EPS from continuing operations:
Basic	$(0.13)	$(0.09)	$(0.27)	$(0.17)
Diluted	$(0.13)	$(0.09)	$(0.27)	$(0.17)

EPS from discontinued operations:
Basic	$—	$0.08	$—	$0.13
Diluted	$—	$0.08	$—	$0.13

EPS from total operations:
Basic	$(0.13)	$(0.01)	$(0.27)	$(0.04)
Diluted	$(0.13)	$(0.01)	$(0.27)	$(0.04)

The accompanying notes are an integral part of the consolidated financial statements.

APYX MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, Unaudited)

Three months ended June 30, 2018 and 2019
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated deficit)	Total
Balance March 31, 2018	32,878	$33	$50,867	$(29,431)	$21,469
Options exercised	37	—	83	—	83
Warrants exercised	40	—	95	—	95
Stock based compensation	—	—	377	—	377
Stock swap to acquire options and warrants	(42)	—	(178)	—	(178)
Net Loss	—	—	—	(272)	(272)
Balance June 30, 2018	32,913	33	$51,244	$(29,703)	$21,574

Balance March 31, 2019	33,891	$34	$53,147	$30,832	$84,013
Options exercised	38	—	—	—	—
Stock based compensation	—	—	856	—	856
Stock exercise to acquire options	(8)	—	48	—	48
Net Loss	—	—	—	(4,338)	(4,338)
Balance June 30, 2019	33,921	$34	$54,051	$26,494	$80,579

Six months ended June 30, 2018 and 2019
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated deficit)	Total
Balance December 31, 2017	32,878	$33	$50,495	$(28,496)	$22,032
Options exercised	37	—	83	—	83
Warrants exercised	40	—	95	—	95
Stock based compensation	—	—	749	—	749
Stock swap to acquire options and warrants	(42)	—	(178)	—	(178)
Net loss	—	—	—	(1,207)	(1,207)
Balance June 30, 2018	32,913	$33	$51,244	$(29,703)	$21,574

Balance December 31, 2018	33,705	$34	$52,221	$35,513	$87,768
Options exercised	309	—	777	—	777
Stock based compensation	—	—	1,715	—	1,715
Stock exercise to acquire options	(93)	—	(662)	—	(662)
Net loss	—	—	—	(9,019)	(9,019)
Balance June 30, 2019	33,921	$34	$54,051	$26,494	$80,579

APYX MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

The accompanying notes are an integral part of the consolidated financial statements.

APYX MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(9,019)	(1,207)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	316	371
Provision for inventory obsolescence	36	—
Gain on disposal of property and equipment, net	—	(1)
Stock based compensation	1,715	749
Change in fair value of derivative liabilities	—	(20)
Non-cash lease expense	53	—
Realized gain on short term investments	(164)	—
Provision for allowance for doubtful accounts	(157)	82
Changes in current assets and liabilities:
Trade receivables	(1,046)	(817)
Prepaid expenses	(841)	(72)
Inventories	(1,216)	(1,007)
Deposits and other assets	(321)	(23)
Accounts payable	218	1,162
Accrued severance and related	(319)	—
Accrued and other liabilities	604	(898)
Net cash used in operating activities	(10,141)	(1,681)
Cash flows from investing activities
Purchases of property and equipment	(922)	(332)
Purchases of marketable securities	(18,884)	—
Proceeds from maturities of marketable securities	80,726	—
Net cash provided by (used in) investing activities	60,920	(332)
Cash flows from financing activities
Proceeds from stock options/warrants exercised	115	—
Repayment of mortgage note payable	—	(120)
Net cash provided by (used in) financing activities	115	(120)
Net change in cash, cash equivalents and restricted cash	50,894	(2,133)
Cash, cash equivalents and restricted cash, beginning of period	16,466	10,668
Cash, cash equivalents and restricted cash, end of period	$67,360	$8,535

Cash paid for:
Interest	$—	72

Non cash investing and financing activities:
Cashless exercise of stock options/warrants	$662	$—
Capitalization of lease	394	—

The accompanying notes are an integral part of the consolidated financial statements.

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.     BASIS OF PRESENTATION

Unless the context otherwise indicates, the terms “we,” “our,” “us,” “Apyx,” and similar terms refer to Apyx Medical Corporation and its consolidated subsidiaries.

We are a medical technology company and the developer of J-Plasma® (marketed and sold under the Renuvion® Cosmetic Technology brand in the cosmetic surgery market), a patented plasma-based surgical product for cutting, coagulation and ablation of soft tissue. J-Plasma® technology utilizes a helium ionization process to produce a stable, focused beam of plasma that provides surgeons with greater precision and minimal invasiveness. The Company also leverages its expertise through original equipment manufacturing (OEM) agreements with other medical device manufacturers.

On August 30, 2018, we closed on a definitive asset purchase agreement with Specialty Surgical Instrumentation Inc., a Tennessee Corporation and wholly-owned subsidiary of Symmetry Surgical Inc. (“Symmetry”), pursuant to which we divested and sold our electrosurgical "Core" business segment and related intellectual property, including the Bovie® brand and trademarks, to Symmetry for gross proceeds of $97 million in cash. The divestiture and sale of our Core business segment to Symmetry allows us to further focus on our strategic objective of commercializing our J-Plasma® technology, including the Renuvion® brand in the cosmetic surgery market. We also entered into with Symmetry a transition services agreement, a Patent Licensing Agreement, a Disposables Supply Agreement, and a Generator Manufacturing and Supply Agreement, the latter of which will establish us as an OEM-provider of generators to Symmetry for a period of at least 10 years.

In connection with the asset purchase agreement, we also entered into an Electro Surgical Disposables and Accessories, Cauteries and Other Products Supply Agreement with Symmetry for up to a four-year term, whereby we will manufacture certain Core products and sell them to Symmetry at agreed upon prices. Any revenue, costs and expenses resulting from this agreement are netted and reported in our Consolidated Statements of Operations as Other gains or losses. For the three months ended June 30, 2019, Core sales following the divestiture amounted to $2.1 million with cost of sales of $2.3 million and related operating expenses of $0.0 million, which are included in other losses on the Consolidated Statement of Operations.
For the six months ended June 30, 2019, Core sales following the divestiture amounted to $4.4 million with cost of sales of $4.5 million and related operating expenses of $0.1 million, which are included in other losses on the Consolidated Statement of Operations.

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

NOTE 2.     INVENTORIES

Inventories are stated at the lower of cost or net realizable values. Cost is determined on a first in, first out basis. Finished goods and work-in-process inventories include material, labor and overhead costs. Factory overhead costs are allocated to inventory manufactured in-house based upon labor hours.

Inventories consisted of the following:

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

(In thousands)	June 30, 2019	December 31, 2018
Raw materials	$5,341	$4,521
Finished goods and work in progress	1,453	1,130
Gross inventories	6,794	5,651
Less: reserve for obsolescence	(402)	(439)
Net inventories	$6,392	$5,212

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 3.     INTANGIBLE ASSETS

Intangible assets consisted of the following:

(in thousands)	June 30, 2019	December 31, 2018
Purchased technology (5-17 year lives)	$1,442	$1,448
Less: accumulated amortization	(1,442)	(1,442)
Purchased technology, net	$—	$6

Goodwill	$185	$185
Intangibles	$185	$191

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases (Topic 842), which became effective for us beginning with the first quarter of 2019. ASU 2016-02 requires a lessee to record a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, on the balance sheet for all leases with terms longer than 12 months, as well as the disclosure of key information about leasing arrangements. This new standard requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis, and classification of all cash payments within operating activities in the statement of cash flows. The determination of the discount rate used to calculate net present value is based on what we would normally pay to borrow on a collateralized basis over a similar term. Disclosures are required to provide the amount, timing and uncertainty of cash flows arising from leases. In accordance with the standard, we took a modified retrospective transition approach and included the $394,000 right of use asset and corresponding liabilities in our property plant and equipment, accrued expenses and long term lease liability on the consolidated balance sheet. The lease is also represented in our consolidated statement of cash flows as a non-cash investing activity.
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

	Six Months Ended June 30,
(in thousands, except per share data)	2019	2018
Numerator:
Net (loss) from continuing operations	$(9,019)	$(5,729)
Numerator for diluted (loss) per common share - continuing operations	(9,019)	(5,729)

Net income from discontinued operations, net of tax	—	4,522
Numerator for diluted income per share - discontinued operations	—	4,522

Net (loss) from all operations	(9,019)	(1,207)
Numerator for full diluted (loss) per share - all	(9,019)	(1,207)

Denominator - continuing operations
Weighted average shares used to compute basic (loss)	33,363	32,890
Denominator for diluted (loss) per common share	33,363	32,890

Denominator - discontinued operations:
Weighted average shares used to compute basic (loss)	—	32,890
Denominator for diluted (loss) per common share - discontinued operations	—	32,890

Denominator - all operations:
Weighted average shares used to compute basic (loss)	33,363	32,890
Denominator for diluted (loss) per common share	33,363	32,890

Loss per share from continuing operations:
Basic and diluted	$(0.27)	$(0.17)

Income per share from discontinued operations
Basic and diluted	$—	$0.13

Income per share from all operations
Basic and diluted	$(0.27)	$(0.04)

Anti-dilutive instruments excluded from diluted loss per common share:
Warrants	—	14
Options	1,882	1,061

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 6.     STOCK-BASED COMPENSATION

Under our stock option plans, our board of directors may grant options to purchase common shares to our key employees, officers, directors and consultants. We account for stock options in accordance with FASB ASC Topic 718, Compensation - Stock Compensation, with option expense amortized over the vesting period based on the trinomial lattice option-pricing model fair value on the grant date, which includes a number of estimates that affect the amount of our expense. We expensed approximately $1,715,000 in stock-based compensation during the six months ended June 30, 2019, as compared with $749,000 for the six months ended June 30, 2018.

The status of our stock options and stock awards are summarized as follows:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2018	3,480,701	$3.10
Granted	1,277,500	7.73
Exercised	(308,549)	2.87
Canceled and forfeited	(50,500)	6.70
Outstanding at June 30, 2019	4,399,152	$4.42
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

NOTE 7.     INCOME TAXES

The Company’s income tax expense (benefit) was $76,000 and $(48,000) with an effective tax rate of -1.7% and 0.3% for the three and six months ended June 30, 2019, respectively, as compared to an expense of $13,000, and $24,000 with an effective tax rate of -3.2% and -1.8%, for the three and six months ended June 30, 2018, respectively.

The following is a roll-forward of the Company's total gross unrecognized tax benefits, not including interest and penalties, for the period ended June 30, 2019.

(in thousands)	Gross Unrealized Tax Benefits
Balance at January 1, 2019	$1,313
Additions of tax positions related to the current year	—
Additions of tax positions related to the prior year	—
Decreases for tax positions related to the prior year	—
Balance at June 30, 2019	$1,313

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Company’s condensed consolidated financial statements. As of June 30, 2019, the Company had approximately $53,000 in accrued interest and penalties related to unrecognized tax benefits. If the Company were to prevail on all uncertain tax positions, the resulting impact will be material as the Company will recognize $1.366 million of tax benefits in the provision of income taxes. It is ex

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

pected that all of the uncertain tax positions should be resolved by December 31, 2019.

NOTE 8.     COMMITMENTS AND CONTINGENCIES

Property and Rental Agreements

In October 2015, pursuant to our acquisition of Apyx Bulgaria, we became obligated to make lease payments of approximately $9,000 per month for approximately 20,000 square feet of office, research and manufacturing space in Sofia, Bulgaria. During Q2 2019, the lease was extended for an additional 2 years. The building lease expires in December 2022.

With the adoption of ASC 842 we recognize all leases with terms greater than twelve months in duration on our Consolidated Balance Sheet as right-of-use assets and lease liabilities. The Apyx Bulgaria building lease is disclosed as a right-of-use asset and is included in the property, plant, and equipment totals on the Consolidated Balance Sheet.

The following is a schedule of approximate future minimum lease payments under operating leases as of June 30, 2019:

(In thousands)
2019 (remaining 6 months)	$56
2020	111
2021	118
2022	118
Total	$403

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

We are involved in a number of legal actions relating to the use of our J-Plasma® technology. The outcomes of these legal actions are not within our complete control and may not be known for prolonged periods of time. In the opinion of management, the Company has meritorious defenses, and such claims are adequately covered by insurance, or are not expected, individually or in the aggregate, to result in a material, adverse effect on our financial condition. However, in the event that damages exceed the aggregate coverage limits of our policy or if our insurance carriers disclaim coverage, we believe it is possible that costs associated with these claims could have a material adverse impact on our consolidated earnings, financial position or cash flows.

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

The Complaint (which as of the date hereof has not been delivered through formal process to the Company) seeks class action status on behalf of all persons and entities that acquired the Company’s securities between August 1, 2018 and April 1, 2019 and alleges violations by the Company and Goodwin of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, primarily related to certain public statements concerning the Premarket Notification 510(k) submission made to the US Food and Drug Administration for a new indication for the Company’s J-Plasma® technology for use in dermal resurfacing procedures. The Complaint seeks an unspecified amount of compensatory damages, an award of interest, reasonable attorneys’ fees, expert fees and other costs, and equitable relief as the court may deem just and proper.  On July 16, 2019, the court appointed a lead plaintiff for the putative class and approved the lead plaintiff’s selection of counsel.

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

Purchase Commitments

At June 30, 2019, we had purchase commitments totaling approximately $3.4 million, substantially all of which is expected to be purchased by the end of 2019.

In response to the current worldwide helium shortage, to support our current and near term customer requirements, we issued purchase orders with two international companies to supply us with helium cylinders and have entered into agreements to purchase additional helium as needed. We also currently maintain our own supply of helium in the United States which can be utilized for our customer requirements.

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

In addition, as part of the purchase of the Bulgaria manufacturing facility, Mr. Shilev was issued a note payable for $140 thousand to be paid 5 years after the original purchase date which is in October 2020.

NOTE 10.    FINANCIAL INSTRUMENTS

Cash, Cash Equivalents and Marketable Securities at June 30, 2019, consists of $3.5 million in cash and $63.9 million in US Treasury Securities with maturities of 3 months or less.

Cash, Cash Equivalents and Marketable Securities at December 31, 2018:

(In thousands)	Adjusted Cost	Unrealized Gains	Fair Value(3)	Cash and Cash Equivalents (1)	Short-term Marketable Securities
Cash	$6,337	$—	$6,337	$6,337	$—

Level 1 (2)
U.S. Treasury Securities, maturities less than three months	10,129	—	10,129	10,129	—
U.S. Treasury Securities, maturities greater than three months	61,431	247	61,678	—	61,678
Total	$77,897	$247	$78,144	$16,466	$61,678

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

Our reportable segments are disclosed as principally organized and managed as two operating segments: Advanced Energy and OEM. "Corporate & Other" includes certain unallocated corporate and administrative costs which were not specifically attributed to any reportable segment. Net assets are shared, therefore, not allocated to the reportable segments. The OEM segment is primarily development and manufacturing contract and product driven, all related expenses are recorded as cost of sales, therefore no segment specific operating expenses are incurred. Income (loss) from continuing operations for the first quarter of 2019 was labeled "Net income" instead of "Income (loss) from continuing operations". As a result, income (loss) from continuing operations for the first quarter of 2019 was $(3.4) million for Advanced Energy, $0.8 million for OEM, $(2.6) million for Corporate, and $(5.2) million in total.

Summarized financial information with respect to reportable segments is as follows:

	Three Months Ended June 30, 2019
(In thousands)	Advanced Energy	OEM	Corporate & Other	Total
Sales	$5,269	$1,299	$—	$6,568

Income (loss) from continuing operations	(1,011)	136	(3,590)	(4,465)

Interest income	—	—	403	403
Other losses	—	—	(200)	(200)
Income tax (benefit) expense	—	—	76	76

	Three Months Ended June 30, 2018
(In thousands)	Advanced Energy	OEM	Corporate & Other	Total
Sales	$3,113	$578	$—	$3,691

Income (loss) from continuing operations	(792)	302	(2,443)	(2,933)

Interest expense	—	—	(38)	(38)
Change in fair value of derivative liabilities	—	—	46	46
Income tax (benefit) expense	—	—	13	13

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	Six Months Ended June 30, 2019
(In thousands)	Advanced Energy	OEM	Corporate & Other	Total
Sales	9,640	2,751	—	12,391

Income (loss) from continuing operations	(4,399)	921	(6,190)	(9,668)

Interest income	—	—	826	826
Other losses	—	—	(225)	(225)
Income tax (benefit) expense	—	—	(48)	(48)

	Six Months Ended June 30, 2018
(In thousands)	Advanced Energy	OEM	Corporate & Other	Total
Sales	5,742	1,346	—	7,088

Income (loss) from continuing operations	(1,370)	708	(4,991)	(5,653)

Interest expense	—	—	(72)	(72)
Change in value of derivative liabilities	—	—	20	20
Income tax (benefit) expense	—	—	24	24

International sales represented approximately 30.9% of total revenues for the three months ended June 30, 2019, as compared with 19.8% of total revenues for the same prior year period. International sales represented approximately 30.2% of total revenues for the six months ended June 30, 2019, as compared with 19.3% of total revenues for the same prior year period.

Substantially all of these sales are denominated in U.S. dollars. Revenue by geographic region, based on the customer's “ship to” location on the invoice, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Sales by Domestic and International
Domestic	$4,540	$2,960	$8,644	$5,718
International	2,028	731	3,747	1,370
Total	$6,568	$3,691	$12,391	$7,088

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

Executive Level Overview

We are a medical technology company and the developer of J-Plasma® (marketed and sold under the Renuvion® Cosmetic Technology brand in the cosmetic surgery market), a patented plasma-based surgical product for cutting, coagulation and ablation of soft tissue. J-Plasma technology utilizes a helium ionization process to produce a stable, focused beam of plasma that provides surgeons with greater precision and minimal invasiveness. We also leverage our expertise through original equipment manufacturing (OEM) agreements with other medical device manufacturers.

During 2019, we continue our full-scale commercialization efforts for Renuvion®. As of June 30, 2019, we had a direct sales force of 29 field-based selling professionals and a network of 6 independent sales agencies.  We also had 4 sales managers.  This selling organization is focused on the use of Renuvion in the cosmetic surgery market. In addition, we have invested in training programs and marketing-related activities to support accelerated adoption of Renuvion.

International sales represented approximately 30.9% of total revenues for the three months ended June 30, 2019, as compared with 19.8% of total revenues in the prior year. International sales represented approximately 30.2% of total revenues for the six months ended June 30, 2019, as compared with 19.3% of total revenues in the prior year. Management estimates our products have been sold in more than 40 countries through local dealers coordinated by sales and marketing personnel at the Clearwater, Florida facility.

As previously disclosed with the Commission on Form 8-K filed on April 4, 2019, we announced on April 1, 2019, that we voluntarily withdrew our application for premarket notification 510(k) regulatory clearance of our J-Plasma®/Renuvion® technology for use in dermal resurfacing procedures. While this is a delay in our commercialization efforts, we remain committed to working with the U.S. Food and Drug Administration relative to the development of a new 510(k) submission for use in dermal resurfacing procedures.

On August 30, 2018, we closed on a definitive asset purchase agreement ("the Asset Purchase Agreement") with Specialty Surgical Instrumentation Inc., a Tennessee Corporation and wholly-owned subsidiary of Symmetry Surgical Inc. (“Symmetry”), pursuant to which we divested and sold our electrosurgical "Core" business segment and related intellectual property, including the Bovie® brand and trademarks, to Symmetry for gross proceeds of $97 million in cash. The divestiture and sale of our Core business segment to Symmetry allows us to further focus on our strategic objective of commercializing our J-Plasma technology, including the Renuvion® brand in the cosmetic surgery market. We also entered into a transition services agreement, Patent Licensing Agreement, a Disposables Supply Agreement, and a Generator Manufacturing and Supply Agreement, the latter of which will establish us as an OEM-provider of generators to Symmetry for a period of at least 10 years.

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

Results of Operations

Sales

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2019	2018	Change	2019	2018		Change
Sales by Reportable Segment
Advanced Energy	5,269	3,113	69.3%	9,640	5,742	3,898,000	67.9%
OEM	1,299	578	124.7%	2,751	1,346	1,405,000	104.4%
Total	$6,568	$3,691	77.9%	$12,391	$7,088		74.8%
					5,303,000
Sales by Domestic and International
Domestic	4,540	2,960	53.4%	$8,644	$5,718		51.2%
International	2,028	731	177.4%	3,747	1,370		173.5%
Total	$6,568	$3,691	77.9%	$12,391	$7,088		74.8%

Total revenue from continuing operations for the three months ended June 30, 2019, increased $2.9 million, or 77.9%, to $6.6 million, compared to $3.7 million in the prior year. Sales of the Company’s Advanced Energy generators and handpieces drove the increase in total revenue in 2019, with OEM segment sales contributing modestly to the year-over-year increase in total revenue from continuing operations during the second quarter 2019 period. Advanced Energy segment sales increased approximately $2.2 million, or 69.3% year-over-year, to $5.3 million, compared to approximately $3.1 million last year, as a result of additional sales force including distributors. OEM segment sales increased $0.7 million, or 124.7% year-over-year, to $1.3 million, compared to $0.6 million last year, primarily attributable to sales to Symmetry under our Manufacture and Supply Agreement.

Total revenue from continuing operations for the six months ended June 30, 2019, increased $5.3 million, or 74.8%, to $12.4 million, compared to $7.1 million in the prior year. Advanced Energy segment sales increased approximately $3.9 million, or 67.9% year-over-year, to $9.6 million, compared to approximately $5.7 million last year, as a result of additional sales force including distributors. OEM segment sales increased $1.4 million, or 104.4% year-over-year, to $2.8 million, compared to $1.3 million last year, resulting mainly from sales to Symmetry under our Manufacture and Supply Agreement.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2019	2018	Change	2019	2018	Change
Cost of sales	$2,096	$1,154	81.6%	$4,199	$2,339	79.5%
Percentage of sales	31.9%	31.3%		33.9%	33.0%

Gross profit	$4,472	$2,537	76.3%	$8,192	$4,749	72.5%
Percentage of sales	68.1%	68.7%		66.1%	67.0%	344,300,000.0%

Gross profit for the three months ended June 30, 2019, increased approximately $1.9 million, or 76.3% year-over-year, to $4.5 million, compared to $2.5 million in the prior year. Gross margin for the three months ended June 30, 2019 was 68.1%, compared to 68.7% for the same period. The primary drivers of the decrease in gross profit margin were Advanced Energy product mix and Advanced Energy sales outside the U.S., which represented a higher mix of total sales in 2019. OEM gross margins were lower in the second quarter of 2019 when compared to the prior year, driven primarily by revenue related to our new Product, Manufacturing, and Supply agreements with Symmetry, which did not contribute to revenue results.

Gross profit for the six months ended June 30, 2019, increased approximately $3.4 million, or 72.5% year-over-year, to $8.2 million, compared to $4.7 million in the prior year. Gross margin for the six months ended June 30, 2019, was 66.1%, compared to 67.0% for the same period. The primary drivers of the decrease in gross profit margin were Advanced Energy product mix and Advanced Energy sales outside the U.S., which represented a higher mix of total sales in 2019 compared to last year. OEM gross margins were lower in the second quarter of 2019 when compared to the prior year period, driven primarily by revenue related to our new Product, Manufacturing, and Supply agreements with Symmetry, which did not contribute to revenue results.

Other Costs and Expenses

Research and development

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2019	2018	Change	2019	2018	Change
Research and Development expense	$888	$763	16.4%	$1,698	$1,277	33.0%
Percentage of sales	13.5%	20.7%		13.7%	18.0%

Spending on Research and development increased 16.4% and 33.0% for the three and six months ended June 30, 2019, respectively, primarily due to focused spending on clinical studies and research projects related to the cosmetic surgery market.

Professional services

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2019	2018	Change	2019	2018	Change
Professional services expense	$1,633	$681	139.8%	$3,424	$1,187	188.5%
Percentage of sales	24.9%	18.5%		27.6%	16.7%

Professional services expense increased 139.8% and 188.5% for the three and six months ended June 30, 2019, respectively, primarily attributable to expense increases for training-related physician consulting, medical advisory board stock option grants, marketing expenses, and legal and audit fees.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Salaries and related costs

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2019	2018	Change	2019	2018	Change
Salaries and related expenses	$3,333	$1,813	83.8%	$6,554	$3,615	81.3%
Percentage of sales	50.7%	49.1%		52.9%	51.0%

During the three and six months ended June 30, 2019, salaries and related expenses increased approximately 83.8% and 81.3%, respectively, primarily driven by an increase in employee stock option expense, increase in sales force by approximately a dozen, increase in administrative headcount, and reclassification of regulatory salaries from cost of goods sold in 2018.

Selling, general and administrative expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2019	2018	Change	2019	2018	Change
SG&A Expense	$3,083	$2,213	39.3%	$6,184	$4,323	43.0%
Percentage of sales	46.9%	60.0%		49.9%	61.0%

During the three and six months ended June 30, 2019, selling, general and administrative expense increased by 39.3% and 43.0%, respectively, primarily driven by higher sales commissions and regulatory expense.

Other Income (Expense)

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2019	2018	Change	2019	2018	Change
Interest income	$403	$—	100.0%	$826	$—	100.0%
Percentage of sales	6.1%	—%		6.7%	—%
Interest expense	$—	$(38)	(100.0)%	—%	$(72)	(100.0)%
Percentage of sales	—%	1.0%		—%	(1.0)%
Other losses	$(200)	$—	100.0%	$(225)	$—	100.0%
Percentage of sales	(3.0)%	—%		(1.8)%	—%
Change in fair value of derivative liabilities, net	$—	$46	(100.0)%	$—	$20	(100.0)%
Percentage of sales	—%	1.2%		—%	0.3%

Interest income

Total interest income was higher for the three and six months ended June 30, 2019, as compared with the prior year. This increase is primarily related to short term investments in U.S. Treasury Securities which we purchased with the proceeds received from the sale of the Core business in September 2018.

Income Taxes

The Company’s income tax expense (benefit) was $76,000 and $(48,000) with an effective tax rate of -1.7% and 0.3% for the three and six months ended June 30, 2019 respectively, as compared to an expense of $13,000, and $24,000 with an effective tax rate of -3.2% and -1.8%, for the three and six months ended June 30, 2018, respectively. The effective rate differs from the statutory rate primarily due to the change in the valuation allowance on the Company’s net deferred tax assets.

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

Reliance on Collaborative, Manufacturing and Selling Arrangements

We manufacture the majority of our products on our premises in Clearwater, Florida and in Sofia, Bulgaria. Labor-intensive sub-assemblies and labor-intensive products may be outsourced to our specification.

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

Liquidity and Capital Resources

Our working capital at June 30, 2019 was approximately $74.1 million compared with $81.8 million at December 31, 2018.
On August 30, 2018, we sold our Core business segment and other related assets for $97 million in cash. At December 31, 2018, we had approximately $78 million in Cash, Cash Equivalents and Short-Term Investments, after making estimated Federal and State tax payments of $13.3 million.

For the six months ended June 30, 2019, net cash used in operating activities is approximately $10.1 million, which principally funded our operating loss of $(9.7) million, compared with net cash used in operating activities of approximately $1.7 million in 2018.

Net cash from investing activities is $60.9 million, primarily related to the maturity of short term investments and reinvestment in cash equivalents.

Cash from financing activities of approximately $0.1 million relates to cash collected for stock options during the six months ended June 30, 2019. Cash used in 2018 financing activities in 2018 was $0.1 million related to the repayment of our mortgage at the Clearwater, FL, facility.

At June 30, 2019, we had purchase commitments totaling approximately $3.4 million, substantially all of which is expected to be purchased by the end of 2019.

In response to the current worldwide helium shortage, to support our current and near term customer requirements, we issued purchase orders with two international companies to supply us with helium cylinders and have entered into agreements to purchase additional helium as needed. We also currently maintain our own supply of helium in the United States which can be utilized for our customer requirements.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Critical Accounting Estimates

In preparing the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), we have adopted various accounting policies. Our most significant accounting policies are disclosed in Note 2 to the consolidated financial statements included in our Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 14, 2019.

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

Long-lived assets

We review long-lived assets which are held and used, including property and equipment, for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Such evaluations compare the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset over its expected useful life and are significantly impacted by estimates of future prices and volumes for our products, capital needs, economic trends and other factors that are inherently difficult to forecast. If the asset is considered to be impaired, we record an impairment charge equal to the amount by which the carrying value of the asset exceeds its fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. To date, no reporting units are at risk of failing an impairment test.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has established and maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2019, the Company's disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting as discussed below.

Notwithstanding such material weaknesses, which is described below in Management’s Report on Internal Control over Financial Reporting, our management has concluded that the consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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
As of June 30, 2019, we continue our remediation efforts related to these deficiencies.

Remediation Efforts to Address Material Weaknesses

APYX MEDICAL CORPORATION

To date, we have implemented and are continuing to implement a number of measures to address the material weaknesses identified. We are also designing additional controls around the identification, documentation and application of technical accounting guidance with particular emphasis on events outside the ordinary course of business. These controls are expected to include the implementation of additional supervision and review activities by qualified personnel, the preparation of formal accounting memoranda to support our conclusions on technical accounting matters, and the development and use of checklists and research tools to assist in compliance with GAAP reporting requirements.

We have also fully engaged a third-party specialist to help us assess and improve our internal controls and to assist in the process of designing and implementing a financial reporting system that is adequate to satisfy our reporting obligations. This has included the establishment of our overall internal control framework and the redesign of controls deemed to be defective in our most recently filed 10-K. As we continue to evaluate and take actions to improve our internal controls over financial reporting, we may find it necessary to take additional actions to address control deficiencies and modify our remediation measures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f)) during the six months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are involved in a number of legal actions relating to the use of our J-Plasma® technology. The outcomes of these legal actions are not within our complete control and may not be known for prolonged periods of time. In the opinion of management, the Company has meritorious defenses, and such claims are adequately covered by insurance, or are not expected, individually or in the aggregate, to result in a material, adverse effect on our financial condition. However, in the event that damages exceed the aggregate coverage limits of our policy or if our insurance carriers disclaim coverage, we believe it is possible that costs associated with these claims could have a material adverse impact on our consolidated earnings, financial position or cash flows.

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

The Complaint (which as of the date hereof has not been delivered through formal process to the Company) seeks class action status on behalf of all persons and entities that acquired the Company’s securities between August 1, 2018 and April 1, 2019 and alleges violations by the Company and Goodwin of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, primarily related to certain public statements concerning the Premarket Notification 510(k) submission made to the US Food and Drug Administration for a new indication for the Company’s J-Plasma® technology for use in dermal resurfacing procedures. The Complaint seeks an unspecified amount of compensatory damages, an award of interest, reasonable attorneys’ fees, expert fees and other costs, and equitable relief as the court may deem just and proper.  On July 16, 2019, the court appointed a lead plaintiff for the putative class and approved the lead plaintiff’s selection of counsel.

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

Apyx Medical Corporation

Date: August 7, 2019	By:	/s/ Charles D. Goodwin II
Charles D. Goodwin II
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 7, 2019	By:	/s/ Tara Semb
Tara Semb
Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer)