Form 10-Q
period 2019-09-30
Apyx Medical Corp
filed 2019-11-15
CIK 719135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

or

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

As of November 11, 2019, 34,168,230 shares of the registrant’s $0.001 par value common stock were outstanding.

APYX MEDICAL CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended September 30, 2019
(Unaudited)

APYX MEDICAL CORPORATION

PART I.     Financial Information

ITEM 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data, Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$62,272	$16,466
Short term investments	—	61,678
Trade accounts receivable, net of allowance of $354 and $428	7,662	5,015
Inventories, net of provision for obsolescence of $439 and $439	7,237	5,212
Prepaid expenses and other current assets	1,734	1,146
Total current assets	78,905	89,517
Property and equipment, net	6,645	5,788
Operating lease right-of-use assets	368	—
Finance lease right-of-use assets	638	—
Other assets	387	305
Total assets	$86,943	$95,610

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,457	$1,423
Accrued expenses and other liabilities	7,285	6,162
Current portion of operating lease liabilities	101	—
Current portion of finance lease liabilities	196	—
Total current liabilities	9,039	7,585
Note payable	140	140
Long-term operating lease liabilities	248	—
Long-term finance lease liabilities	444	—
Contract liabilities	339	—
Total liabilities	10,210	7,725
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized; 34,120,065 issued and 33,977,490 outstanding as of September 30, 2019, and 33,847,100 issued and 33,704,525 outstanding as of December 31, 2018	34	34
Additional paid-in capital	55,668	52,920
Retained earnings	21,031	34,931
Total stockholders’ equity	76,733	87,885
Total liabilities and stockholders’ equity	$86,943	$95,610
The accompanying notes are an integral part of the consolidated financial statements.

APYX MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Sales	$7,575	$3,672	$19,772	$10,760
Cost of sales	2,558	1,151	6,757	3,490
Gross profit	5,017	2,521	13,015	7,270
Other costs and expenses:
Research and development	936	613	2,634	1,890
Professional services	1,996	628	5,756	1,815
Salaries and related costs	3,020	2,119	9,691	5,734
Selling, general and administrative	3,762	1,957	9,869	6,280
Total other costs and expenses	9,714	5,317	27,950	15,719
Loss from operations	(4,697)	(2,796)	(14,935)	(8,449)
Interest income	327	135	1,153	135
Interest expense	—	(30)	—	(102)
Other income (losses), net	230	(155)	5	(155)
Change in value of derivative liabilities	—	—	—	20
Total other income (expense), net	557	(50)	1,158	(102)
Loss before income taxes	(4,140)	(2,846)	(13,777)	(8,551)
Income tax expense (benefit)	171	(2,408)	123	(2,384)
Loss from continuing operations	(4,311)	(438)	(13,900)	(6,167)
Income from discontinued operations, net of tax	—	540	—	5,062
Gain on sale of Core Business, net of tax	—	69,072	—	69,072
Total income from discontinued operations, net of tax	—	69,612	—	74,134
Net income (loss)	$(4,311)	$69,174	$(13,900)	$67,967

EPS from continuing operations:
Basic and diluted	$(0.13)	$(0.01)	$(0.41)	$(0.19)

EPS from discontinued operations:
Basic	$—	$2.09	$—	$2.25
Diluted	$—	$1.99	$—	$2.19

EPS from total operations:
Basic	$(0.13)	$2.08	$(0.41)	$2.06
Diluted	$(0.13)	$1.98	$(0.41)	$2.00

The accompanying notes are an integral part of the consolidated financial statements.

APYX MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, Unaudited)

Three months ended September 30, 2018 and 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated deficit)	Total
	Shares	Par Value
Balance June 30, 2018	32,913	$33	$51,244	$(29,703)	$21,574
Options exercised	28	—	65	—	65
Stock based compensation	—	—	489	—	489
Shares issued on net settlement of stock options	679	—	—	—	—
Net income	—	—	—	69,174	69,174
Balance September 30, 2018	33,620	33	$51,798	$39,471	$91,302

Balance June 30, 2019	33,921	$34	$55,086	$25,342	$80,462
Options exercised	21	—	39	—	39
Stock based compensation	—	—	543	—	543
Shares issued on net settlement of stock options	35	—	—	—	—
Net Loss	—	—	—	(4,311)	(4,311)
Balance September 30, 2019	33,977	$34	$55,668	$21,031	$76,733

Nine months ended September 30, 2018 and 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated deficit)	Total
	Shares	Par Value
Balance December 31, 2017	32,878	$33	$50,495	$(28,496)	$22,032
Options exercised	28	—	65	—	65
Stock based compensation	—	—	1,238	—	1,238
Shares issued on net settlement of warrants	17	—	—	—	—
Shares issued on net settlement of stock options	697	—	—	—	—
Net income	—	—	—	67,967	67,967
Balance September 30, 2018	33,620	$33	$51,798	$39,471	$91,302

Balance December 31, 2018	33,705	$34	$52,920	$34,931	$87,885
Options exercised	51	—	154	—	154
Stock based compensation	—	—	2,594	—	2,594
Shares issued on net settlement of stock options	221	—	—	—	—
Net loss	—	—	—	(13,900)	(13,900)
Balance September 30, 2019	33,977	$34	$55,668	$21,031	$76,733

The accompanying notes are an integral part of the consolidated financial statements.

APYX MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net (loss) income	$(13,900)	$67,967
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of the Core Business, net of tax	—	(69,072)
Depreciation and amortization	510	429
Provision for inventory obsolescence	115	—
Unrealized gain on foreign currency remeasurement	(12)	—
Loss on disposal of property and equipment	19	—
Stock based compensation	2,594	1,238
Change in fair value of derivative liabilities	—	(20)
Net, non cash lease expense	2	—
Realized and unrealized gains on short term investments	(164)	(47)
Provision for allowance for doubtful accounts	(94)	123
Benefit of deferred taxes	—	(368)
Changes in operating assets and liabilities:
Trade receivables	(2,580)	654
Prepaid expenses	(596)	(188)
Inventories	(2,463)	(1,706)
Deposits and other assets	(131)	(9)
Accounts payable	50	765
Accrued and other liabilities	1,556	(2,601)
Net cash used in operating activities	(15,094)	(2,835)
Cash flows from investing activities
Purchases of property and equipment	(1,076)	(203)
Purchases of marketable securities	(18,884)	(55,433)
Proceeds from maturities of marketable securities	80,726	—
Proceeds from the disposition of Core business	—	91,095
Net cash provided by investing activities	60,766	35,459
Cash flows from financing activities
Proceeds from stock options	154	65
Repayment of finance lease liabilities	(2)	—
Repayment of mortgage note payable	—	(2,694)
Net cash provided by (used in) financing activities	152	(2,629)
Effect of foreign currency translation on cash	(18)	—
Net change in cash, cash equivalents and restricted cash	45,806	29,995
Cash, cash equivalents and restricted cash, beginning of period	16,466	10,668
Cash, cash equivalents and restricted cash, end of period	$62,272	$40,663

Cash paid for:
Interest	$—	$102

Non cash financing activities:
Cashless exercise of stock options/warrants	$957	$3,133

The accompanying notes are an integral part of the consolidated financial statements.

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.     BASIS OF PRESENTATION

Unless the context otherwise indicates, the terms “Company,” “we,” “our,” “us,” “Apyx,” and similar terms refer to Apyx Medical Corporation and its consolidated subsidiaries.

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

On August 30, 2018, we closed on a definitive Asset Purchase Agreement with Specialty Surgical Instrumentation Inc., a Tennessee Corporation and wholly-owned subsidiary of Symmetry Surgical Inc. (“Symmetry”), pursuant to which we divested and sold our electrosurgical "Core" business segment and related intellectual property, including the Bovie® brand and trademarks, to Symmetry for gross proceeds of $97 million in cash. The divestiture and sale of our Core business segment to Symmetry allows us to further focus on our strategic objective of commercializing our J-Plasma® technology, including the Renuvion® brand in the cosmetic surgery market. We also entered into with Symmetry a Transition Services Agreement, a Patent Licensing Agreement, a Disposables Supply Agreement, and a Generator Manufacturing and Supply Agreement, the latter of which will establish us as an OEM-provider of generators to Symmetry for a period of at least 10 years from the agreement date.

In connection with the Asset Purchase Agreement, we also entered into an Electro Surgical Disposables and Accessories, Cauteries and Other Products Supply Agreement with Symmetry for up to a four-year term, whereby we will manufacture certain Core products and sell them to Symmetry at agreed upon prices. Any revenue, costs and expenses resulting from this agreement are netted and reported in our consolidated statements of operations as other gains or losses. For the three months ended September 30, 2019, Core sales following the divestiture amounted to $2.5 million with cost of sales of $2.1 million and related operating expenses of $0.2 million, which are included in other income (losses) in the consolidated statements of operations.
For the nine months ended September 30, 2019, Core sales following the divestiture amounted to $6.9 million with cost of sales of $6.6 million and related operating expenses of $0.3 million, which are included in other income (losses) in the consolidated statements of operations.

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

Revisions

Throughout 2019, the Company has been making efforts to remediate its material weakness in internal control as of December 31, 2018, including investing in new personnel that have expertise in a broad array of accounting topics. As a result of these investments, the Company reevaluated its accounting for stock-based compensation expense and during the three months ended September 30, 2019, the Company discovered immaterial errors in its accounting for certain items included in stock-based compensation expense. These errors related to its accounting for forfeitures, the vesting periods over which the expense was recognized, modifications, fair value measurements, and other minor miscellaneous items, all of which relate to the prior year. Additionally, the Company identified an issue relating to grants in the first quarter of 2019, whereby compensation was not recognized over the correct vesting period.

During the three months ended September 30, 2019, the Company re-evaluated its accounting for pre-development activities on certain OEM contracts. In performing the review, the Company determined that the it has not completed its performance obligations on its pre-development activities in these contracts. Accordingly, the Company determined that it had prematurely recognized revenues during the first quarter relating to these activities and did not defer the accompanying costs.

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The Company has determined that the effects of the corrections are not material to the consolidated financial statements as of December 31, 2018, March 31, 2019 or June 30, 2019, but has elected to correct the consolidated financial statements for the three and nine months ended September 30, 2019. Accordingly, the Company has corrected the errors in the periods to which they relate. There were no adjustments to the results of operations for the three months ended June 30, 2019. A summary of the revisions as of each reporting period affected is as follows:

As of and for the year ended December 31, 2018:

(In thousands)	As Reported	Adjustments	As Revised
Balance Sheet
Accrued severance and related	$727	$(117)	$610	[1], [3]
Additional paid-in capital	52,221	699	52,920	[1]
Retained earnings	35,513	(582)	34,931	[1]

Statement of Operations
Professional services	$3,072	$34	$3,106	[1]
Salaries and related costs	8,673	548	9,221	[1]

Loss per share from continuing operations
Basic and Diluted	$(0.29)	$(0.01)	$(0.30)

Income per share from discontinued operations
Basic	$2.21	$—	$2.21
Diluted	$2.14	$—	$2.14

Income per share all operations
Basic	$1.93	$(0.02)	$1.91
Diluted	$1.86	$(0.01)	$1.85

[1] Adjustments relate to stock-based compensation corrections
[2] Adjustments relate to OEM revenue correction
[3] Financial statement caption has been condensed in accrued expenses and other liabilities in the current interim period

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

As of and for the three months ended March 31, 2019:

(In thousands)	As Reported	Adjustments	As Revised
Balance Sheet
Other assets	$162	$77	$239	[1]

Contract liabilities	—	194	194	[1]
Additional paid-in capital	53,147	1,035	54,182	[1]
Retained earnings	30,832	(1,152)	29,680	[1]

Statement of Operations
Sales	$5,823	$(194)	$5,629	[2]
Professional services	1,791	336	2,127	[1]
Salaries and related costs	3,221	117	3,338	[1]
Selling, general and administrative	3,101	(77)	3,024	[2]

Loss per share - basic and diluted	$(0.14)	$(0.02)	$(0.16)

[1] Adjustments relate to stock-based compensation corrections
[2] Adjustments relate to OEM revenue correction

As of and for the six months ended June 30, 2019:

(In thousands)	As Reported	Adjustments	As Revised
Balance Sheet
Other assets	$368	$77	$445	[1]

Contract liabilities	—	194	194	[1]
Additional paid-in capital	54,051	1,035	55,086	[1]
Retained earnings	26,494	(1,152)	25,342	[1]

Statement of Operations
Sales	$12,391	$(194)	$12,197	[2]
Professional services	3,424	336	3,760	[1]
Salaries and related costs	6,554	117	6,671	[1]
Selling, general and administrative	6,184	(77)	6,107	[2]

Loss per share - basic and diluted	$(0.27)	$(0.02)	$(0.29)

[1] Adjustments relate to stock-based compensation corrections
[2] Adjustments relate to OEM revenue correction

The accompanying unaudited consolidated financial statements have been prepared based upon SEC rules that permit reduced disclosure for interim periods. For a more complete discussion of significant accounting policies and certain other information, please refer to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018. These consolidated financial statements reflect all adjustments that are necessary for a fair presentation of results of consolidated operations and financial condition for the interim periods shown, including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year.

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 2.     INVENTORIES

Inventories are stated at the lower of cost or net realizable values. Cost is determined on a first in, first out basis. Finished goods and work-in-process inventories include material, labor and overhead costs. Factory overhead costs are primarily allocated to inventory manufactured in-house based upon labor hours.

Inventories consisted of the following:

(In thousands)	September 30, 2019	December 31, 2018
Raw materials	$6,126	$4,521
Finished goods and work-in-process	1,550	1,130
Gross inventories	7,676	5,651
Less: reserve for obsolescence	(439)	(439)
Net inventories	$7,237	$5,212

NOTE 3.     ACCRUED EXPENSES AND OTHER CURRENT LIABILTIES

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	September 30, 2019	December 31, 2018
Accrued severance and related	$235	$610
Accrued payroll	289	418
Accrued bonuses	936	972
Accrued commissions	784	379
Accrued legal and insurance	1,649	725
Other accrued expenses and current liabilities	3,392	3,058
Total accrued expenses and other current liabilities	$7,285	$6,162

NOTE 4.     RECENT ACCOUNTING PRONOUNCEMENTS

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The purpose of this ASU is to reduce the cost and complexity of evaluating goodwill for impairment. It eliminates the need for entities to calculate the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Under this ASU, an entity will perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying value exceeds the reporting unit’s fair value. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted, however we have chosen not to do so. The amendment will not have a material impact on our consolidated financial condition or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Topic 842 establishes a new lease model, referred to as the right-of-use model that brings substantially all leases on the balance sheet. This standard requires lessees to recognize leased assets and lease liabilities on the balance sheet and disclose key information about the leasing arrangements in their financial statements. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations. The Company adopted Topic 842 effective January 1, 2019 using the modified retrospective transition approach that allows a reporting entity to use the effective date as its date of initial application and not restate the comparative periods in the period of adoption when transitioning to the new standard. Consequently, the requisite financial information and disclosures under the new standard are excluded for dates and periods prior to January 1, 2019. In addition, the Company elected to use a number of optional simplification and practical expedients permitted under the transition guidance within the new standard, including allowing the Company to combine fixed lease and non-lease components, apply the short-term lease exception to all

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

leases of one year or less, and utilize the ‘package of practical expedients’, which permits the Company to not reassess prior accounting conclusions with respect to lease identification, lease classification and initial direct costs under Topic 842. Adoption of this new standard resulted in the recognition of approximately $212,000 of operating lease liabilities and right-of-user assets, which represents the present value of the remaining lease payments at the adoption date of approximately $221,000, discounted using the Company’s incremental borrowing rate of 4.00%. Please see Note 13 for a full discussion of the impacts of adoption on the current year consolidated financial statements.

No other new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material impact on our consolidated financial statements or disclosures.

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 5.     EARNINGS PER SHARE

We compute basic earnings per share (“basic EPS”) by dividing the net income or loss by the weighted average number of common shares outstanding for the reporting period adjusted for other units required to be included in basic EPS. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding. The following table provides the computation of basic and diluted earnings per share.

	Three Months Ended September, 30		Nine Months Ended September 30,
(in thousands, except per share data)	2019	2018	2019	2018
Numerator:
Net loss from continuing operations	$(4,311)	$(438)	$(13,900)	$(6,167)
Net income from discontinued operations, net of tax	$—	$69,612	$—	$74,134
Net income (loss) from all operations	$(4,311)	$69,174	$(13,900)	$67,967

Denominator:
Denominator - basic
Weighted average shares outstanding - basic	33,942	33,275	33,903	33,014
Contingently issuable shares - basic	136	—	136	—
Denominator - basic and diluted from continuing operations	34,078	33,275	34,039	33,014
Effect of dilutive securities:
Stock options	—	1,659	—	938
Denominator - diluted discontinued and all operations :	34,078	34,934	34,039	33,952

Loss per share from continuing operations:
Basic and diluted	$(0.13)	$(0.01)	$(0.41)	$(0.19)

Income per share from discontinued operations
Basic	$—	$2.09	$—	$2.25
Diluted	$—	$1.99	$—	$2.19

Income (loss) per share from all operations
Basic	$(0.13)	$2.08	$(0.41)	$2.06
Diluted	$(0.13)	$1.98	$(0.41)	$2.00

Anti-dilutive instruments excluded from diluted loss per common share:
Restricted stock	90	—	90	—
Options	4,060	—	4,060	—

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 6.     STOCK-BASED COMPENSATION

Under our stock option plans, our board of directors may grant restricted stock and options to purchase common shares to our key employees, officers, directors and consultants. We account for stock options in accordance with FASB ASC Topic 718, Compensation - Stock Compensation, with stock-based compensation expense amortized over the vesting period based on the trinomial lattice option-pricing model fair value on the grant date, which includes a number of estimates that affect the amount of our expense. In September 2019, the Company registered 2,000,000 shares under our shareholder approved 2019 Share Incentive Plan.

We recognized approximately $543,000 and $2,594,000 in stock-based compensation expense during the three and nine months ended September 30, 2019, respectively, as compared with $489,000 and $1,238,000 for the three and nine months ended September 30, 2018, respectively.

The status of our stock options are summarized as follows:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2018	3,254,779	$3.18
Granted	1,379,500	7.70
Exercised	(391,135)	2.84
Canceled and forfeited	(183,500)	3.41
Outstanding at September 30, 2019	4,059,643	$4.73

The Company allows employees to exercise stock-based awards by surrendering stock-based awards with a fair value of the stock-based awards exercised, referred to as net settlements. These surrenders are included in stock options exercised in the options rollforward above. For the three months ended September 30, 2019 and 2018, respectively, the Company received 26,572 and 532,477 options as payment in the exercise of 34,928 and 680,388 options. For the nine months ended September 30, 2019 and 2018, respectively, the Company received 118,170 and 576,135 options and warrants as payment in the exercise of 220,879 and 713,980 options and warrants.

Common shares required to be issued upon the exercise of stock options would be issued from our authorized and unissued shares. We calculated the fair value of issued options utilizing a trinomial lattice with an expected life calculated via the simplified method as we do not have sufficient history to determine actual expected life.

	2019 Grants
Option value	$7.15	-	$7.91
Risk-free rate	1.7%	-	2.6%
Expected dividend yield	—
Expected volatility	67.6%	-	69.1%
Expected term (in years)	6

During September 2019, the Company determined that it had classified grants of 225,922 in restricted stock as stock options in the consolidated financial statements since the grant date. At September 30, 2019, 135,555 of the shares had vested, with the remaining shares vesting through October 2021. At September 30, 2019, the Company has approximately $94,000 of stock-based compensation expense to be recognized through October 2021.

NOTE 7.     INCOME TAXES

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The Company’s income tax expense from continuing operations was approximately $171,000 and $123,000 with an effective tax rate of (4.1)% and (0.9)% for the three and nine months ended September 30, 2019, respectively, as compared to a benefit of approximately $2,400,000, and $2,400,000 with an effective tax rate of 84.6% and 27.9%, for the three and nine months ended September 30, 2018, respectively.

The following is a roll-forward of the Company's total gross unrecognized tax benefits, not including interest and penalties, for the period ended September 30, 2019.

(in thousands)	Gross Unrealized Tax Benefits
Balance at January 1, 2019	$1,313
Additions of tax positions related to the current year	—
Additions of tax positions related to the prior year	—
Decreases for tax positions related to the prior year	—
Balance at September 30, 2019	$1,313

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Company’s condensed consolidated financial statements. As of September 30, 2019, the Company had approximately $197,000 in accrued interest and penalties related to unrecognized tax benefits. Included in the income tax expense for the three and nine months ended September 30, 2019 are approximately $146,000 and $197,000, respectively, of interest and penalties on the Company's uncertain tax positions. If the Company were to prevail on all uncertain tax positions, the resulting impact will be material as the Company will recognize approximately $1,510,000 of tax benefits in the provision of income taxes. It is expected that all of the uncertain tax positions should be resolved by October 2022.

NOTE 8.     COMMITMENTS AND CONTINGENCIES
Litigation

The medical device industry is characterized by frequent claims and litigation, and we are and may become subject to various claims, lawsuits and proceedings in the ordinary course of our business. Such claims include claims by current or former employees, distributors and competitors, claims concerning the marketing and promotion of our products and product liability claims.

We are involved in a number of legal actions relating to the use of our J-Plasma® technology. The outcomes of these legal actions are not within our complete control and may not be known for prolonged periods of time. We believe that such claims are adequately covered by insurance; however, in the case of one of our carriers, we are in a dispute regarding the total level of coverage available. Notwithstanding the foregoing, in the opinion of management, the Company has meritorious defenses and such claims are not expected, individually or in the aggregate, to result in a material, adverse effect on our financial condition. However, in the event that damages exceed the aggregate coverage limits of our policies or if our insurance carriers disclaim coverage, we believe it is possible that costs associated with these claims could have a material adverse impact on our consolidated results of operations, financial position or cash flows.

In addition, as previously disclosed with the U.S. Securities and Exchange Commission on the Company’s Report on Form 8-K filed April 26, 2019, on April 17, 2019, a complaint (the “Complaint”) was filed in the United States District Court for the Middle District of Florida by plaintiff Kyle Pritchard, individually and on behalf of all others similarly situated against the Company and Charles D. Goodwin (“Goodwin”), the Company’s President and Chief Executive Officer and a member of the Company’s Board of Directors, alleging certain violations of the Securities Exchange Act of 1934, as amended. On July 16, 2019, the Court appointed a lead plaintiff for the putative class and approved the lead plaintiff’s selection of counsel. On or about September 3, 2019, Plaintiff filed an amended complaint (the “Amended Complaint”) with the Court.

The Amended Complaint seeks class action status on behalf of all persons and entities that acquired the Company’s securities between December 21, 2018 and April 1, 2019 and alleges violations by the Company and Goodwin of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended and Rule 10b-5 thereunder, primarily related to certain public statements concerning the Premarket Notification 510(k) submission made to the US Food and Drug Administration for a new indication for the Company’s J-Plasma® technology for use in dermal resurfacing procedures. The Amended Complaint seeks an unspecified

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

amount of compensatory damages, an award of interest, reasonable attorneys’ fees, expert fees and other costs, and equitable relief as the court may deem just and proper. On October 3, 2019, the Company and Goodwin filed a Motion to Dismiss the Amended Complaint. Plaintiff’s opposition to the motion to dismiss was served on November 4, 2019.
Although the ultimate outcome of this matter cannot be determined with certainty, the Company believes that the allegations stated in the Amended Complaint are entirely without merit. The Company and Goodwin intend to defend themselves vigorously in the suit. In the opinion of management, such claims are adequately covered by insurance, however, in the event that damages exceed the aggregate coverage limits of our policy or if our insurance carriers disclaim coverage, we believe it is possible that costs associated with this claim could have a material adverse impact on our consolidated earnings, financial position or cash flows. Under the deductible portion of our insurance coverage, we have accrued $500,000 for initial defense costs.

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

Purchase Commitments

At September 30, 2019, we had purchase commitments totaling approximately $4,600,000, substantially all of which is expected to be purchased within the next six months.

In response to the current worldwide helium shortage, to support our current and near term customer requirements, we issued purchase orders with two international companies to supply us with helium cylinders and have entered into agreements to purchase additional helium as needed. We also currently maintain our own supply of helium in the United States, which can be utilized for our customer requirements.

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

In addition, as part of the purchase of the Bulgaria manufacturing facility, Mr. Shilev was issued a note payable for $140,000 to be paid 5 years after the original purchase date, which is in October 2020.

NOTE 10.    FINANCIAL INSTRUMENTS

Cash, Cash Equivalents and Marketable Securities at September 30, 2019, consists of approximately $1,300,000 in cash and $61,000,000 in US Treasury Securities with maturities of 3 months or less.

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

(3) ASC 825-10, Financial Instruments, allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings within interest income at each subsequent reporting date. At the date of purchase, the Company elected the fair value option for all investments with maturities of three months or greater at the time of purchase.

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

Summarized financial information with respect to reportable segments is as follows:

	Three Months Ended September 30, 2019
(In thousands)	Advanced Energy	OEM	Corporate & Other	Total
Sales	$6,094	$1,481	$—	$7,575

Income (loss) from continuing operations	(1,357)	268	(3,608)	(4,697)

Interest income	—	—	327	327
Other income, net	—	—	230	230
Income tax expense	—	—	(171)	(171)

	Three Months Ended September 30, 2018
(In thousands)	Advanced Energy	OEM	Corporate & Other	Total
Sales	$2,985	$687	$—	$3,672

Income (loss) from continuing operations	(1,155)	368	(2,009)	(2,796)

Interest income, net	—	—	105	105
Income tax benefit	—	—	2,408	2,408

	Nine Months Ended September 30, 2019
(In thousands)	Advanced Energy	OEM	Corporate & Other	Total
Sales	$15,734	$4,038	$—	$19,772

Income (loss) from continuing operations	(5,756)	995	(10,174)	(14,935)

Interest income	—	—	1,153	1,153
Other income, net	—	—	5	5
Income tax expense	—	—	(123)	(123)

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	Nine Months Ended September 30, 2018
(In thousands)	Advanced Energy	OEM	Corporate & Other	Total
Sales	$8,727	$2,033	$—	$10,760

Income (loss) from continuing operations	(2,525)	1,076	(7,000)	(8,449)

Interest income, net	—	—	33	33
Change in value of derivative liabilities	—	—	20	20
Income tax benefit	—	—	2,384	2,384

International sales represented approximately 26.7% of total revenues for the three months ended September 30, 2019, as compared with 24.8% of total revenues for the same prior year period. International sales represented approximately 29.2% of total revenues for the nine months ended September 30, 2019, as compared with 21.2% of total revenues for the same prior year period.

Substantially all of these sales are denominated in U.S. dollars. Revenue by geographic region, based on the customer's “ship to” location on the invoice, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Sales by Domestic and International
Domestic	$5,552	$2,763	$14,002	$8,481
International	2,023	909	5,770	2,279
Total	$7,575	$3,672	$19,772	$10,760

NOTE 12.     FOREIGN CURRENCY TRANSACTIONS

The functional currency of Apyx Bulgaria is the U.S. dollar. The monetary assets and liabilities that are denominated in a currency other than U.S. dollar of Apyx Bulgaria are remeasured into U.S. dollars at the exchange rate on the balance sheet date, while nonmonetary items are remeasured at historical rates. Revenue and expenses are remeasured at weighted average exchange rates during the period. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in selling, general and administrative expenses in the consolidated statements of operations and were not material for the three and nine months ended September 30, 2019.

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 13.     LEASES

The Company does not recognize leases with terms less than twelve months in duration in our consolidated balance sheet as right-of-use assets and lease liabilities. Leases with an initial term of 12 months or less or that have variable only payments are not recorded on the balance sheet. The Company has adopted the practical expedient which allows for the Company to not separate lease and non-lease components of contracts. Accordingly, non-lease components are included in the measurement of the Company's leases and right-of-use assets. If the Company is aware of the implicit rate in leases, the Company determines the operating lease liability using the implicit rate. For those leases where the Company is not aware of the implicit rate in the lease, the Company utilizes a incremental borrowing rate of 4.00%, which is indicative of our collateralized borrowing rate.

Operating Leases

The Company leases its facility in Sofia, Bulgaria and vehicles in Clearwater, Florida under non-cancelable operating lease agreements. The Company's lease on the Bulgaria facility includes rent escalation over the term of the lease. Rent expense on the lease is accounted for on a straight-line basis over the lease term. During Q2 2019, the Bulgaria facility lease was extended for an additional 2 years. In accordance with operating lease guidance under Topic 842, the extension was accounted for as a lease modification and the right-of-use asset and lease liability were remeasured at the modification date. The Company's operating leases have terms expiring through December 2022.

Finance Leases

During August 2019, the Company entered into a non-cancelable finance leases for certain computer equipment and a vehicle in Clearwater, Florida. The Company's finance leases have terms expiring through August 2023.

Information about the Company’s lease costs are as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Lease costs (in thousands):
Operating lease costs	$30	$85
Finance lease costs:
Amortization of right-of-use assets	4	4
Interest on lease liabilities	—	—
Variable lease costs	5	11
Total lease costs	$39	$100

Cash and non cash information related to our leases are as follows:

	Nine Months Ended September 30, 2019
(in thousands)	Operating	Finance
Non cash information:
Right-of-use assets capitalized and lease liabilities recognized upon adoption of Topic 842	$212	$—
Right-of-use assets capitalized and lease liabilities recognized upon lease remeasurement	$207	$—
Right-of-use assets capitalized and lease liabilities recognized upon execution of lease	$20	$642

Cash information:
Cash paid for lease liabilities	$85	$12

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Net, non cash lease expense of $2,000 for the nine months ended September 30, 2019 is comprised of reductions of operating right-of-use assets of $78,000 partially offset by reductions of operating lease liabilities of $90,000, $14,000 of which relates to unrealized gains on foreign currency remeasurement associated with the operating lease liabilities.

Information about the Company’s weighted average remaining lease terms and discount rate assumptions are as follows:

	Nine Months Ended September 30, 2019
	Operating	Finance
Weighted average remaining lease term (in years)	3.2	3.0
Weighted average discount rate	4.04%	4.00%

Maturities of lease liabilities as of September 30, 2019 are as follows:

(In thousands)	Operating	Finance
2019 (remaining 3 months)	$28	$55
2020	113	220
2021	117	220
2022	114	170
2023	—	18
Total lease payments	372	683
Less imputed interest	(23)	(43)
Present value of lease liabilities	349	640
Less current portion of lease liabilities	(101)	(196)
Long-term portion of lease liabilities	$248	$444

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

During 2019, we continue our full-scale commercialization efforts for Renuvion®. As of September 30, 2019, we had a direct sales force of 29 field-based selling professionals and a network of 6 independent sales agencies.  We also had 4 sales managers.  This selling organization is focused on the use of Renuvion in the cosmetic surgery market. In addition, we have invested in training programs and marketing-related activities to support accelerated adoption of Renuvion.

International sales represented approximately 26.7% of total revenues for the three months ended September 30, 2019, as compared with 24.8% of total revenues in the prior year. International sales represented approximately 29.2% of total revenues for the nine months ended September 30, 2019, as compared with 21.2% of total revenues in the prior year. Management estimates our products have been sold in more than 40 countries through local dealers coordinated by sales and marketing personnel at the Clearwater, Florida facility.

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

During October 2019, the Company initiated subject enrollment in an FDA approved U.S. Investigational Device Exemption clinical study evaluating the use of its Renuvion technology in skin laxity procedures in the neck and submental region. Also during October 2019, the Company received U.S. Food and Drug Administration 510(k) clearance to market and sell the Apyx Plasma/RF Handpiece, a new addition to the Renuvion product family.

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

Results of Operations

Sales

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2019	2018	Change	2019	2018		Change
Sales by Reportable Segment
Advanced Energy	$6,094	$2,985	104.2%	$15,734	$8,727	7,007,000	80.3%
OEM	1,481	687	115.6%	4,038	2,033	2,005,000	98.6%
Total	$7,575	$3,672	106.3%	$19,772	$10,760		83.8%
					9,012,000
Sales by Domestic and International
Domestic	$5,552	$2,763	100.9%	$14,002	$8,481		65.1%
International	2,023	909	122.6%	5,770	2,279		153.2%
Total	$7,575	$3,672	106.3%	$19,772	$10,760		83.8%

Total revenue from continuing operations for the three months ended September 30, 2019, increased $3.9 million, or 106.3%, to $7.6 million, compared to $3.7 million in the prior year. Sales of the Company’s Advanced Energy generators and handpieces drove the increase in total revenue in the third quarter of 2019, with OEM segment sales contributing modestly to the year-over-year increase in total revenue from continuing operations during the third quarter 2019 period. Advanced Energy segment sales increased approximately $3.1 million, or 104.2% year-over-year, to $6.1 million, compared to approximately $3.0 million last year, as a result of additional sales force in the U.S. and new international distributors. This increase in selling infrastructure has resulted in increases of generator and handpiece sales, both domestically and in international markets. OEM segment sales increased $0.8 million, or 115.6% year-over-year, to $1.5 million, compared to $0.7 million last year, primarily attributable to sales to Symmetry under our Manufacture and Supply Agreement.

Total revenue from continuing operations for the nine months ended September 30, 2019, increased $9.0 million, or 83.8%, to $19.8 million, compared to $10.8 million in the prior year. Advanced Energy segment sales increased approximately $7.0 million, or 80.3% year-over-year, to $15.7 million, compared to approximately $8.7 million last year, as a result of additional sales force in the U.S. and new international distributors. This increase in selling infrastructure has resulted in increases of generator and handpiece sales, both domestically and in international markets. OEM segment sales increased $2.0 million, or 98.6% year-over-year, to $4.0 mil

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

lion, compared to $2.0 million last year, resulting mainly from sales to Symmetry under our Manufacture and Supply Agreement.

Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2019	2018	Change	2019	2018	Change
Cost of sales	$2,558	$1,151	122.2%	$6,757	$3,490	93.6%
Percentage of sales	33.8%	31.3%		34.2%	32.4%

Gross profit	$5,017	$2,521	99.0%	$13,015	$7,270	79.0%
Percentage of sales	66.2%	68.7%		65.8%	67.6%	574,500,000.0%

Gross profit for the three months ended September 30, 2019, increased approximately $2.5 million, or 99.0% year-over-year, to $5.0 million, compared to $2.5 million in the prior year. Gross margin for the three months ended September 30, 2019 was 66.2%, compared to 68.7% for the same period. The primary drivers of the decrease in gross profit margin were reallocations of overhead expenses in Bulgaria for manufactured inventory, revenue related to our new Product, Manufacturing, and Supply agreements with Symmetry and increases in Advanced Energy sales outside of the U.S., which have lower margins than U.S. sales and represented a higher mix of total sales in three months ended September 30, 2019.

Gross profit for the nine months ended September 30, 2019, increased approximately $5.7 million, or 79.0% year-over-year, to $13.0 million, compared to $7.3 million in the prior year. Gross margin for the nine months ended September 30, 2019, was 65.8%, compared to 67.6% for the same period. The primary drivers of the decrease in gross profit margin were increases in Advanced Energy sales outside the U.S., which have lower margins than U.S. sales and represented a higher mix of total sales in 2019 compared to last year, revenue related to our new Product, Manufacturing, and Supply agreements with Symmetry, which did not contribute to revenue results significantly during the first three quarters of 2018, and additional allocations of overhead expenses in Bulgaria for manufactured inventory. These decreases were also partially offset by an increase in margins due to reclassification of regulatory salaries from cost of goods sold in 2018.

Other Costs and Expenses

Research and development

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2019	2018	Change	2019	2018	Change
Research and Development expense	$936	$613	52.7%	$2,634	$1,890	39.4%
Percentage of sales	12.4%	16.7%		13.3%	17.6%

Research and development expenses increased 52.7% and 39.4% for the three and nine months ended September 30, 2019, respectively, primarily due to focused spending on clinical studies and research projects related to the cosmetic surgery market.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Professional services

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2019	2018	Change	2019	2018	Change
Professional services expense	$1,996	$628	217.8%	$5,756	$1,815	217.1%
Percentage of sales	26.3%	17.1%		29.1%	16.7%

Professional services expense increased 217.8% and 217.1% for the three and nine months ended September 30, 2019, respectively, primarily attributable to expense increases for training-related physician consulting, medical advisory board stock option grants, marketing expenses, and legal and audit fees.

Salaries and related costs

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2019	2018	Change	2019	2018	Change
Salaries and related expenses	$3,020	$2,119	42.5%	$9,691	$5,734	69.0%
Percentage of sales	39.9%	57.7%		49.0%	53.3%

During the three and nine months ended September 30, 2019, salaries and related expenses increased approximately 42.5% and 69.0%, respectively, primarily driven by an increase in employee stock option expense, increase in sales force by approximately a dozen, increase in administrative headcount, and reclassification of regulatory salaries from cost of goods sold in 2018.

Selling, general and administrative expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2019	2018	Change	2019	2018	Change
SG&A Expense	$3,762	$1,957	92.2%	$9,869	$6,280	57.1%
Percentage of sales	49.7%	53.3%		49.9%	58.4%

During the three and nine months ended September 30, 2019, selling, general and administrative expense increased by 92.2% and 57.1%, respectively, primarily driven by higher sales commissions and regulatory expense.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Other Income (Expense)

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2019	2018	Change	2019	2018	Change
Interest income	$327	$135	142.2%	$1,153	$135	754.1%
Percentage of sales	4.3%	3.7%		5.8%	1.3%
Interest expense	$—	$(30)	(100.0)%	—%	$(102)	(100.0)%
Percentage of sales	—%	(0.8)%		—%	(0.9)%
Other income (losses), net	$230	$(155)	(248.4)%	$5	$(155)	(103.2)%
Percentage of sales	3.0%	(4.2)%		—%	(1.4)%
Change in fair value of derivative liabilities, net	$—	$—	—%	$—	$20	(100.0)%
Percentage of sales	—%	—%		—%	0.2%

Interest income

Total interest income was higher for the three and nine months ended September 30, 2019, as compared with the prior year. This increase is primarily related to short term investments in U.S. Treasury Securities which we purchased with the proceeds received from the sale of the Core business in September 2018.

Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2019	2018	Change	2019	2018	Change
Income tax expense (benefit	$171	$(2,408)	(107.1)%	$123	$(2,384)	(105.2)%
Effective tax rate	(4.1)%	84.6%		(0.9)%	27.9%

The Company’s income tax expense was $171,000 and $123,000 with an effective tax rate of (4.1)% and (0.9)% for the three and nine months ended September 30, 2019 respectively, as compared to an expense of $2,400,000, and $2,400,000 with an effective tax rate of 84.6% and 27.9%, for the three and nine months ended September 30, 2018, respectively. The effective rate differs from the statutory rate primarily due to the change in the valuation allowance on the Company’s net deferred tax assets.

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

We also perform development services for OEM customers who have no legal obligation to purchase products from us. Should such customers fail to give us purchase orders for the product after development, our future business and value of related assets could be negatively affected. Furthermore, no assurance can be given that such customers will give sufficient high priority to our products. Additionally, we will function as an OEM-provider of generators to Symmetry for a period of at least 10 years from the date of the Generator Manufacturing and Supply Agreement.

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

Liquidity and Capital Resources

Our working capital at September 30, 2019 was approximately $69.9 million compared with $81.9 (as revised) million at December 31, 2018.
On August 30, 2018, we sold our Core business segment and other related assets for $97 million in cash. At December 31, 2018, we had approximately $78 million in Cash, Cash Equivalents and Short-Term Investments, after making estimated Federal and State tax payments of $13.3 million.

For the nine months ended September 30, 2019, net cash used in operating activities is approximately $15.1 million, which principally funded our operating loss of $(13.9) million, compared with net cash used in operating activities of approximately $2.8 million in the same period for 2018.

Net cash from investing activities is $60.8 million, primarily related to the maturity of short term investments and reinvestment in cash equivalents.

Cash from financing activities of approximately $0.2 million primarily relates to cash collected for stock options during the nine months ended September 30, 2019. Cash used in 2018 financing activities in 2018 was $2.6 million and primarily related to the repayment of our mortgage at the Clearwater, FL, facility.

At September 30, 2019, we had purchase commitments totaling approximately $4.6 million, substantially all of which is expected to be purchased within the next six months.

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

Inventory reserves

We maintain a reserve for excess and obsolete inventory resulting from the potential inability to sell our products at prices in excess of current carrying costs and costs to sell. The markets in which we operate are highly competitive, with new products and surgical procedures introduced on an ongoing basis. Such marketplace changes may cause our products to become obsolete. We make estimates regarding the future recoverability of the costs of these products and record a provision for excess and obsolete inventories based on historical experience and expected future trends. If actual product life cycles, product demand or acceptance of new product introductions are less favorable than projected by management, additional inventory write-downs may be required, which would unfavorably affect future operating results.

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

Not applicable.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has established and maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2019, the Company's disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting as discussed below.

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
As of September 30, 2019, we continue our remediation efforts related to these deficiencies.

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

Included in the remediation efforts are investments in new personnel that have expertise in a broad array of accounting topics. As a result of these investments, the Company reevaluated its accounting on a variety of topics. While reevaluating the accounting for stock-based compensation expense during the three months ended September 30, 2019, the Company discovered immaterial errors in its accounting for certain items included in stock-based compensation expense. These errors related to its accounting for forfeitures, the vesting periods over which the expense was recognized, modifications, fair value measurements, and other minor miscellaneous items, all of which relate to the prior year. Additionally, the Company identified an issue relating to grants in the first quarter of 2019, whereby compensation was not recognized over the correct vesting period.

During the three months ended September 30, 2019, the Company re-evaluated its accounting for pre-development activities on certain OEM contracts. In performing the review, the Company determined that the it has not completed its performance obligations on its pre-development activities in these contracts. Accordingly, the Company determined that it had prematurely recognized revenues during the first quarter relating to these activities and did not defer the accompanying costs.

The Company has determined that the effects of the corrections are not material to the consolidated financial statements as of December 31, 2018, March 31, 2019 or June 30, 2019, but has elected to correct the consolidated financial statements for the three and nine months ended September 30, 2019. Accordingly, the Company has corrected the errors in the periods to which they relate.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f)) during the nine months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

APYX MEDICAL CORPORATION

PART II.     Other Information

ITEM 1. Legal Proceedings

The medical device industry is characterized by frequent claims and litigation, and we are and may become subject to various claims, lawsuits and proceedings in the ordinary course of our business. Such claims include claims by current or former employees, distributors and competitors, claims concerning the marketing and promotion of our products and product liability claims.

We are involved in a number of legal actions relating to the use of our J-Plasma® technology. The outcomes of these legal actions are not within our complete control and may not be known for prolonged periods of time. We believe that such claims are adequately covered by insurance; however, in the case of one of our carriers, we are in a dispute regarding the total level of coverage available. Notwithstanding the foregoing, in the opinion of management, the Company has meritorious defenses and such claims are not expected, individually or in the aggregate, to result in a material, adverse effect on our financial condition. However, in the event that damages exceed the aggregate coverage limits of our policies or if our insurance carriers disclaim coverage, we believe it is possible that costs associated with these claims could have a material adverse impact on our consolidated results of operations, financial position or cash flows.

In addition, as previously disclosed with the U.S. Securities and Exchange Commission on the Company’s Report on Form 8-K filed April 26, 2019, on April 17, 2019, a complaint (the “Complaint”) was filed in the United States District Court for the Middle District of Florida by plaintiff Kyle Pritchard, individually and on behalf of all others similarly situated against the Company and Charles D. Goodwin (“Goodwin”), the Company’s President and Chief Executive Officer and a member of the Company’s Board of Directors, alleging certain violations of the Securities Exchange Act of 1934, as amended. On July 16, 2019, the Court appointed a lead plaintiff for the putative class and approved the lead plaintiff’s selection of counsel. On or about September 3, 2019, Plaintiff filed an amended complaint (the “Amended Complaint”) with the Court.

The Amended Complaint seeks class action status on behalf of all persons and entities that acquired the Company’s securities between December 21, 2018 and April 1, 2019 and alleges violations by the Company and Goodwin of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended and Rule 10b-5 thereunder, primarily related to certain public statements concerning the Premarket Notification 510(k) submission made to the US Food and Drug Administration for a new indication for the Company’s J-Plasma® technology for use in dermal resurfacing procedures. The Amended Complaint seeks an unspecified amount of compensatory damages, an award of interest, reasonable attorneys’ fees, expert fees and other costs, and equitable relief as the court may deem just and proper. On October 3, 2019, the Company and Goodwin filed a Motion to Dismiss the Amended Complaint. Plaintiff’s opposition to the motion to dismiss was served on November 4, 2019.

Although the ultimate outcome of this matter cannot be determined with certainty, the Company believes that the allegations stated in the Amended Complaint are entirely without merit. The Company and Goodwin intend to defend themselves vigorously in the suit. In the opinion of management, such claims are adequately covered by insurance, however, in the event that damages exceed the aggregate coverage limits of our policy or if our insurance carriers disclaim coverage, we believe it is possible that costs associated with this claim could have a material adverse impact on our consolidated earnings, financial position or cash flows. Under the deductible portion of our insurance coverage, we have accrued
$500,000 for initial defense costs.

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

ITEM 1A. Risk factors

There have been no material changes to the Risk Factors described in Part I, Item1A-Risk Factors in our annual report on Form10-K for the year ended December 31, 2018.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

APYX MEDICAL CORPORATION

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

APYX MEDICAL CORPORATION

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

Apyx Medical Corporation

Date: November 15, 2019	By:	/s/ Charles D. Goodwin II
Charles D. Goodwin II
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 15, 2019	By:	/s/ Tara Semb
Tara Semb
Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer)