Form 10-Q/A
period 2018-09-30
Apyx Medical Corp
filed 2020-05-08
CIK 719135

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

Explanatory Note

As disclosed in Item 4.02 of the Company’s current report on Form 8-K filed with the U.S Securities and Exchange Commission ("SEC") on March 16, 2020, on March 12, 2020 the Audit Committee of the Board of Directors of Apyx Medical Corporation (formerly known as Bovie Medical Corporation) (the “Company”) concluded, after review and discussion with management, that the Company’s financial statements as of and for the three and nine months ended September 30, 2018 ( the “Financial Statements”) should no longer be relied upon.

This Amendment No. 1 to on the Company’s Form 10-Q (this “Form 10-Q/A") amends and restates certain items noted below in the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2018, as originally filed with the Securities and Exchange Commission on November 2, 2018 (the “Original Filing”). This Form 10-Q/A amends the Original Filing to reflect the correction of an error in the previously reported financial statements related to the Company’s failure to properly collect and remit employee income and payroll taxes, and remit the employer portion of payroll taxes, resulting from the exercise of non-qualified stock options. In addition, the Company has also corrected other minor items primarily related to the appropriate cutoff of transactions at the balance sheet date and the duplicate recording of a State income tax payment.

See Note 2 to the Condensed Consolidated Financial Statements included in Item 1 for additional information and a reconciliation of the previously reported amounts to the restated amounts.

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing, as amended, in its entirety; however, this Form 10-Q/A amends and restates only the following financial statements and disclosures that were impacted from the correction of the errors:

Part I, Item 1 - Financial Statements
Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part II, Item 6 - Exhibits
Signatures

The Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-Q/A(Exhibits 31.1, 31.2, 32.1 and 32.2),and the Company has provided its revised audited consolidated financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibit 101.

Except as described above, no other changes have been made to the Original Filing. This Form 10-Q/A speaks as of the date of the Original Filing and does not reflect events that may have occurred after the date of the Original Filing, or modify or update any disclosures that may have been affected by subsequent events.

The Company is also concurrently filing an amended Quarterly Report for the three months ended March 31, 2019 to restate their previously issued interim financial statements due to the accounting errors described above, as well as some additional errors identified with an impact to that period.

APYX MEDICAL CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended September 30, 2018
(Unaudited)

APYX MEDICAL CORPORATION

PART I.     Financial Information

ITEM 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data, Unaudited)

	September 30, 2018 as Restated	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$40,663	$9,949
Restricted cash	—	719
Short term investments	55,480	—
Trade accounts receivable, net of allowance of $311 and $204	4,139	4,857
Inventories, net	6,037	4,274
Prepaid expenses and other current assets	627	433
Current assets of discontinued operations	—	2,315
Total current assets	106,946	22,547
Property and equipment, net	5,842	6,033
Purchased technology and license rights, net	32	67
Goodwill	185	185
Deposits	46	92
Other assets	122	67
Non-current assets of discontinued operations	—	1,997
Total assets	$113,173	$30,988

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,348	$1,583
Accrued severance and related	95	1,242
Accrued payroll	163	447
Current portion of mortgage note payable	—	239
Accrued expenses and other current liabilities	19,830	214
Current liabilities of discontinued operations	—	2,248
Total current liabilities	22,436	5,973
Mortgage note payable, net of current portion	—	2,455
Related party note payable	140	140
Deferred tax liability	—	368
Derivative liabilities	—	20
Total liabilities	$22,576	$8,956
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized; 33,763,019 issued and 33,620,444 outstanding as of September 30, 2018 and 75,000,000 shares authorized; 33,021,170 issued and 32,878,091 outstanding as of December 31, 2017, respectively	33	33
Additional paid-in capital	51,798	50,495
Retained earnings (accumulated deficit)	38,766	(28,496)
Total stockholders’ equity	90,597	22,032
Total liabilities and stockholders’ equity	$113,173	$30,988
The accompanying notes are an integral part of the consolidated financial statements.

APYX MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018 as Restated	2017	2018 as Restated	2017
Sales	$3,672	$2,651	$10,760	$6,576
Cost of sales	1,151	738	3,490	2,314
Gross profit	2,521	1,913	7,270	4,262
Other costs and expenses:
Research and development	613	487	1,890	1,600
Professional services	628	421	1,815	1,291
Salaries and related costs	2,170	1,826	5,785	6,016
Selling, general and administrative	1,898	2,012	6,221	6,003
Total other costs and expenses	5,309	4,746	15,711	14,910
Loss from operations	(2,788)	(2,833)	(8,441)	(10,648)
Interest income (expense), net	105	(36)	33	(103)
Other losses	(868)	—	(868)	—
Change in fair value of derivative liabilities	—	(69)	20	57
Total other expense, net	(763)	(105)	(815)	(46)
Loss from continuing operations before income taxes	(3,551)	(2,938)	(9,256)	(10,694)
Income tax (benefit) expense	(2,408)	6	(2,384)	15
Net loss from continuing operations	$(1,143)	$(2,944)	$(6,872)	$(10,709)
Income from discontinued operations, net of tax	540	1,699	5,062	6,471
Gain on sale of the Core Business, net of tax	69,072	—	69,072	—
Total income from discontinued operations, net of tax	69,612	1,699	74,134	6,471
Net income (loss)	$68,469	$(1,245)	$67,262	$(4,238)

Loss per share from continuing operations
Basic	$(0.03)	$(0.09)	$(0.21)	$(0.35)
Diluted	$(0.03)	$(0.09)	$(0.21)	$(0.35)

Income per share from discontinued operations
Basic	2.09	0.05	2.25	0.21
Diluted	1.99	0.05	2.19	0.21

Income (loss) per share
Basic	$2.06	$(0.04)	$2.04	$(0.14)
Diluted	$1.96	$(0.04)	$1.98	$(0.14)

Weighted average number of shares outstanding - basic	33,275	31,078	33,014	30,932
Weighted average number of shares outstanding - dilutive	34,934	31,078	33,952	30,932

The accompanying notes are an integral part of the consolidated financial statements.

APYX MEDICAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, Unaudited)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total
Balance December 31, 2016	976	$1	30,860	$31	$49,625	$(23,434)	$26,223
Options exercised	—	—	21	—	275	—	275
Conversion of Series B convertible preferred to common stock	(976)	(1)	1,951	2	(1)	—	—
Stock based compensation	—	—	—	—	532	—	532
Stock swap to acquire options and warrants	—	—	—	—	(275)	—	(275)
Net loss	—	—	—	—	—	(4,238)	(4,238)
Balance September 30, 2017	—	$—	32,832	$33	$50,156	$(27,672)	$22,517

Balance December 31, 2017	—	$—	32,878	$33	$50,495	$(28,496)	$22,032
Options exercised	—	—	1,278	—	3,103	—	3,103
Warrants exercised	—	—	40	—	95	—	95
Stock based compensation	—	—	—	—	1,238	—	1,238
Stock exercise to acquire options and warrants	—	—	(576)	—	(3,133)	—	(3,133)
Net income - as Restated	—	—	—	—	—	67,262	67,262
Balance September 30, 2018 as Restated	—	$—	33,620	$33	$51,798	$38,766	$90,597

The accompanying notes are an integral part of the consolidated financial statements.

APYX MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	Nine Months Ended September 30,
	2018 as Restated	2017
Cash flows from operating activities
Net income (loss)	$67,262	$(4,238)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of the Core Business, net of tax	(69,072)	—
Depreciation and amortization	429	527
Gain on disposal of property and equipment, net	—	3
Stock based compensation	1,238	532
Change in fair value of derivative liabilities	(20)	(57)
Unrealized gain on short term investments	(47)	—
Provision for allowance for doubtful accounts	123	128
Benefit of deferred taxes	(368)	—
Changes in current assets and liabilities, net of effect of disposition:
Trade receivables	595	528
Prepaid expenses and other assets	(188)	(221)
Inventories	(1,706)	(1,177)
Deposits and other assets	(9)	9
Accounts payable	765	(219)
Accrued expenses and other liabilities	(1,837)	(250)
Net cash used in operating activities	(2,835)	(4,435)
Cash flows from investing activities
Purchases of property and equipment	(203)	(431)
Proceeds from the disposition of Core business	91,095	—
Purchases of marketable securities	(55,433)	—
Net cash from investing activities	35,459	(431)
Cash flows from financing activities
Proceeds from stock options/warrants exercised	65	—
Repayment of mortgage note payable	(2,694)	(179)
Net cash used in financing activities	(2,629)	(179)
Net change in cash, cash equivalents and restricted cash	29,995	(5,045)
Cash, cash equivalents and restricted cash, beginning of period	10,668	15,235
Cash, cash equivalents and restricted cash, end of period	$40,663	$10,190

Cash paid for:
Interest (income) expense, net	$(33)	$103

Non cash investing activities:
Cashless exercise of stock options/warrants	3,133	275

The accompanying notes are an integral part of the consolidated financial statements.

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.     BASIS OF PRESENTATION

Unless the context otherwise indicates, the terms “we,” “our,” “us,” “Bovie,” "Apyx," "Company" and similar terms refer to Apyx Medical Corporation (formerly Bovie Medical Corporation) and its consolidated subsidiaries.

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

NOTE 2.     RESTATEMENT

Throughout 2019, the Company made efforts to remediate its material weaknesses in internal control as of December 31, 2018, including investing in new personnel that have expertise in a broad array of accounting topics. As a result of these investments and remediation efforts, the Company reevaluated the accounting for a broad array of items and discovered numerous immaterial errors. On March 12, 2020, our Management and the Audit Committee of the Board of Directors, following discussion with our predecessor independent registered public accounting firm, concluded that the Company's previously filed financial statements as of and for three and nine months ended September 30, 2018, were no longer able to be relied upon as the result of the aggregation of errors identified by Management and the Company’s new accounting personnel during 2019 related to the following:

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

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Consolidated Balance Sheet as of September 30, 2018:

(In thousands)	As Originally Reported	Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$40,663	$—	$40,663
Short term investments	55,480	—	55,480
Trade accounts receivable, net	4,080	59	4,139
Inventories, net	6,037	—	6,037
Prepaid expenses and other current assets	627	—	627
Total current assets	106,887	59	106,946
Property and equipment, net	5,842	—	5,842
Purchased technology and license rights, net	32	—	32
Goodwill	185	—	185
Deposits	46	—	46
Other assets	122	—	122
Total assets	$113,114	$59	$113,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,348	$—	$2,348
Accrued severance and related	95	—	95
Accrued payroll	163	—	163
Accrued expenses and other current liabilities	19,066	764	19,830
Total current liabilities	21,672	764	22,436
Related party note payable	140	—	140
Total liabilities	21,812	764	22,576
STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized; 33,763,019 issued and 33,620,444 outstanding	33	—	33
Additional paid-in capital	51,798	—	51,798
Retained earnings	39,471	(705)	38,766
Total stockholders’ equity	91,302	(705)	90,597
Total liabilities and stockholders’ equity	$113,114	$59	$113,173

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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
(Unaudited)

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

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

NOTE 4.     INVENTORIES

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

NOTE 6.     RECENT ACCOUNTING PRONOUNCEMENTS

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

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

ASU No. 2014-09 (ASC 606), Revenue from Contracts with Customers became effective for us beginning with the first quarter of 2018, and adopted the new accounting standard using the modified retrospective transition approach. The modified retrospective transition approach recognized any changes from the beginning of the year of initial application through retained earnings with no restatement of comparative periods. We record revenue under ASC 606 at a single point in time, when control is transferred to the customer, which is consistent with past practice. We will continue to apply our current business processes, policies, systems and controls to support recognition and disclosure under the new standard. Based on the results of the evaluation, we have determined that the adoption of the new standard presents no material impact on our consolidated financial statements. Application of the transition requirements of the new standard did not have a material impact on opening retained earnings. We have disaggregated revenue by segment and geography in Note 14 Geographic and Segment Information. Based on the current state of our business, management does not see a material reason to disaggregate further.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2018 as Restated	2017	2018 as Restated	2017
Numerator:
Net loss from continuing operations	$(1,143)	$(2,944)	$(6,872)	$(10,709)
Total income from discontinued operations, net of tax	69,612	1,699	74,134	6,471
Net income (loss)	$68,469	$(1,245)	$67,262	$(4,238)

Denominator:
Weighted average shares used to compute basic income (loss)	33,275	31,078	33,014	30,932
Effect of dilutive securities:
Stock options	1,659	—	938	—
Denominator for dilutive income (loss) per share	34,934	31,078	33,952	30,932

Loss per share from continuing operations
Basic	$(0.03)	$(0.09)	$(0.21)	$(0.35)
Diluted	$(0.03)	$(0.09)	$(0.21)	$(0.35)

Income per share from discontinued operations
Basic	$2.09	$0.05	$2.25	$0.21
Diluted	$1.99	$0.05	$2.19	$0.21

Income (loss) per share
Basic	$2.06	$(0.04)	$2.04	$(0.14)
Diluted	$1.96	$(0.04)	$1.98	$(0.14)

Anti-dilutive instruments excluded from diluted loss per common share:
Warrants	—	7	—	13
Options	—	373	—	771

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

The status of our stock options and stock awards are summarized as follows:

	Number of options - as Restated	Weighted average exercise price - as Restated
Outstanding at December 31, 2017	4,634,235	$3.10
Granted	225,000	4.08
Exercised	(1,277,615)	2.43
Canceled and forfeited	(225,841)	5.62
Outstanding at September 30, 2018	3,581,701	$3.25
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

NOTE 9.     INCOME TAXES

The Company’s income tax benefit from continuing operations was $2.4 million and $2.4 million with an effective tax rate of 67.8% and 25.8% for the three and nine months ended September 30, 2018, respectively, as compared to an expense of $6,000 and $15,000 with an effective tax rate of 0.0% for the three and nine months ended September 30, 2017, respectively. The increase in the Company’s tax rate for the three and nine months ended September 30, 2018 as compared to the three months and nine months ended September 30, 2017, is primarily due to the Company’s ability to offset the 2018 operating loss from continuing operations against the taxable income generated by the extraordinary gain recognized by the income and asset sale reflected in discontinued operations.

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

APYX MEDICAL CORPORATION
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

NOTE 10.     COMMITMENTS AND CONTINGENCIES

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

NOTE 12.    FINANCIAL INSTRUMENTS

Cash, Cash Equivalents and Marketable Securities:

(In thousands)	Adjusted Cost	Unrealized Gains	Fair Value(3)	Cash and Cash Equivalents (1)	Short-term Marketable Securities
Cash	$5,774	$—	$5,774	$5,774	$—

Level 1 (2)
U.S. Treasury Securities, maturities less than three months	$34,889	$—	$34,889	$34,889	$—
U.S. Treasury Securities, maturities greater than three months	$55,433	$47	$55,480	$—	$55,480
Total	$96,096	$47	$96,143	$40,663	$55,480

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

NOTE 13.     LONG TERM DEBT

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

Summarized financial information with respect to reportable segments is as follows:

	Three Months Ended September 30, 2018 - as Restated
(In thousands)	Advanced Energy	OEM	Corporate & Other	Total
Sales	$2,985	$687	$—	$3,672

(Loss) income from operations	(1,155)	368	(2,001)	(2,788)

Interest income, net	—	—	105	105
Other losses	—	—	(868)	(868)
Income tax benefit	—	—	(2,408)	(2,408)
Depreciation and amortization	—	—	58	58

	Three Months Ended September 30, 2017
(In thousands)	Advanced Energy	OEM	Corporate & Other	Total
Sales	$2,126	$525	$—	$2,651

(Loss) income from operations	(718)	323	(2,438)	(2,833)

Interest expense, net	—	—	(36)	(36)
Change in fair value of derivative liabilities	—	—	(69)	(69)
Income tax expense	—	—	6	6
Depreciation and amortization	—	—	171	171

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	Nine Months Ended September 30, 2018 - as Restated
(In thousands)	Advanced Energy	OEM	Corporate & Other	Total
Sales	$8,727	$2,033	$—	$10,760

(Loss) income from operations	(2,525)	1,076	(6,992)	(8,441)

Interest income, net	—	—	33	33
Other losses	—	—	(868)	(868)
Change in fair value of derivative liabilities	—	—	20	20
Income tax expense	—	—	(2,384)	(2,384)
Depreciation and amortization	—	—	429	429

	Nine Months Ended September 30, 2017
(In thousands)	Advanced Energy	OEM	Corporate & Other	Total
Sales	$4,546	$2,030	$—	$6,576

(Loss) income from operations	(3,821)	1,031	(7,858)	(10,648)

Interest expense, net	—	—	(103)	(103)
Change in fair value of derivative liabilities	—	—	57	57
Income tax expense	—	—	15	15
Depreciation and amortization	—	—	527	527

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

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 15.     JOINT AND SEVERAL PAYROLL LIABILITY

As discussed in the Restatement Note (2), the Company did not report the correct amount of income to employees, nor did we collect and remit the employees' portion of income and payroll taxes, related to stock option exercises as required by the IRS. Due to IRS statutory requirements, we have joint and several liability for the full amount that was not withheld and remitted to the proper taxing authorities. This amount of the liability was approximately $0.7 million at September 30, 2018. The Company has recognized these amounts in other losses in the accompanying Consolidated Statements of Operations. If we can establish that our employees have in fact paid these obligations, either presently or in the future, we will be relieved of our liability.

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

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Salaries and related costs

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2018 as Restated	2017	Change	2018 as Restated	2017	Change
Salaries and related expenses	$2,170	$1,826	18.8%	$5,785	$6,016	(3.8)%
Percentage of sales	57.7%	68.9%		53.8%	91.5%

During the three months ended September 30, 2018, salaries and related expenses increased approximately 18.8%, compared to the prior year. The increase was primarily driven by additional sales-related support personnel compared to the comparable period of 2017.

During the nine months ended September 30, 2018, salaries and related expenses decreased approximately 3.8%, respectively, compared to the prior year. The decrease was primarily driven by a reduction in management and sales related personnel and executive compensation compared to the comparable period of 2017.

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

Selling, general and administrative expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2018 as Restated	2017	Change	2018 as Restated	2017	Change
SG&A Expense	$1,898	$2,012	(5.7)%	$6,221	$6,003	3.6%
Percentage of sales	50.5%	75.9%		57.8%	91.3%

Selling, general and administrative expense decreased by 5.7% for the three months ended September 30, 2018 when compared to 2017. The decrease was primarily driven by sales commissions and reductions in sample expense, offset by increases from general insurance and marketing.

Selling, general and administrative expense increased by 3.6% or approximately $0.2 million for the nine months ended September 30, 2018 when compared to 2017. The increase was driven by consulting in the Advanced Energy segment, sales commissions, bank service charges and technology upgrades, slightly offset by reductions in sample expense.

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

Other losses, net

Other losses of $0.9 million for the three and nine months ended September 30, 2018 was related to our joint and several payroll tax liability ($0.7 million) and $0.2 million in connection with the asset purchase agreement, we entered into a previously disclosed Electro Surgical Disposables and Accessories, Cauteries and Other Products Supply Agreement with Symmetry for a four-year term, whereby we will manufacture certain Core products and sell them to Symmetry at agreed upon prices. Any revenue, costs and expenses resulting from this agreement are netted and reported in our Consolidated Statements of Operations as Other gains or losses.

Income Taxes

The Company’s income tax benefit from continuing operations was $2.4 million and $2.4 million with an effective tax rate of 67.8% and 25.8% for the three and nine months ended September 30, 2018, respectively, as compared to an expense of $6,000 and $15,000 with an effective tax rate of 0.0% for the three and nine months ended September 30, 2017, respectively. The increase in the Company’s tax rate for the three and nine months ended September 30, 2018 as compared to the three months and nine months ended September 30, 2017, is primarily due to the Company’s ability to offset the 2018 operating loss from continuing operations against the taxable income generated by the extraordinary gain recognized by the income and asset sale reflected in discontinued operations.

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

Liquidity and Capital Resources

Our working capital at September 30, 2018 was approximately $84.5 million compared with $16.6 million at December 31, 2017, primarily driven by the gain from the disposition of the Core business. Accounts receivable days sales outstanding were 41 days and 48 days at September 30, 2018 and 2017, respectively. The number of days sales in inventory, which is the total inventory available for production divided by the 12-month average cost of materials, increased 6 days to 185 days equating to an inventory turn ratio of 2.23 at September 30, 2018 from 179 days and an inventory turn ratio of 2.00 at September 30, 2017.

For the nine months ended September 30, 2018, net cash used in operating activities was approximately $2.8 million compared with net cash used by operating activities of approximately $4.4 million for the same period in 2017. Net income of $67.3 million, non-cash inflows of $1.4 million, accounts receivable of $0.6 million and other changes in working capital of $0.3 million, were offset by the gain on the sale of the Core business of $69.1 million and increases of inventory of $1.7 million.

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

Recent Accounting Pronouncements

See Note 6 of the Notes to Consolidated Financial Statements.

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

Apyx Medical Corporation

Date: May 8, 2020	By:	/s/ Charles D. Goodwin II
Charles D. Goodwin II
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 8, 2020	By:	/s/ Tara Semb
Tara Semb
Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer)