Form 10-Q/A
period 2019-03-31
Apyx Medical Corp
filed 2020-05-08
CIK 719135

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

Explanatory Note

As disclosed in Item 4.02 of Form 8-K filed with the U.S Securities and Exchange Commission ("SEC") on March 16, 2020, on March 12, 2020 the Audit Committee of the Board of Directors of Apyx Medical Corporation (formerly known as Bovie Medical Corporation) (the “Company”) concluded, after review and discussion with management, that the Company’s financial statements as of and for the three months ended March 31, 2019 ( the “Financial Statements”) should no longer be relied upon.

Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A") amends and restates certain items noted below in the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2019, as originally filed with the Securities and Exchange Commission on May 8, 2019 (the “Original Filing”). This Form 10-Q/A amends the Original Filing to reflect the correction of an error in the previously reported financial statements related to the Company’s failure to properly collect and remit employee income and payroll taxes, and remit the employer portion of payroll taxes, resulting from the exercise of non-qualified stock options. In addition, the Company has also corrected other minor items primarily related to the appropriate cutoff of transactions at the balance sheet date and the duplicate recording of a State income tax payment, and has corrected its cost of sales and other operating expenses as a result of reevaluating its subsidiary consolidation process and discovering an inaccuracy in its accounting for the elimination of markup on intercompany sales.

As previously disclosed and adjusted in Form 10-Q for the three and nine months ended September 2019 filed on November 11, 2019, the Company reevaluated its accounting for stock-based compensation expense and during the three months ended September 30, 2019, the Company discovered errors in its accounting for certain items included in stock-based compensation expense. These errors related to its accounting for forfeitures, the vesting periods over which the expense was recognized, modifications, fair value measurements, and other minor miscellaneous items, all of which relate to the prior year. Additionally, the Company identified an issue relating to grants in the first quarter of 2019, whereby compensation was not recognized over the correct vesting period.

The Company also re-evaluated its accounting for pre-development activities on certain OEM contracts determined that it had not completed its performance obligations on its pre-development activities in these contracts. Accordingly, the Company determined that it had prematurely recognized revenues during the first quarter of 2019 relating to these activities and did not defer the accompanying costs.

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

The Company is also concurrently filing an amended Quarterly Report for the three and nine months ended September 31, 2018 to restate their previously issued interim financial statements due to several of the same accounting errors described above.

APYX MEDICAL CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended March 31, 2019
(Unaudited)

APYX MEDICAL CORPORATION

PART I.     Financial Information

ITEM 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data, Unaudited)

	March 31, 2019 as Restated	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$32,415	$16,596
Short term investments	40,885	61,678
Trade accounts receivable, net of allowance of $196 and $428	4,969	5,080
Inventories, net of provision for obsolescence of $398 and $439	5,598	5,297
Prepaid expenses and other current assets	1,449	1,184
Total current assets	85,316	89,835
Property and equipment, net	6,031	5,788
Intangibles	190	191
Deposits	80	73
Other assets	239	41
Total assets	$91,856	$95,928

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,504	$1,423
Accrued and other liabilities	5,587	5,865
Joint and several payroll tax liability	1,014	713
Accrued severance and related	511	610
Total current liabilities	8,616	8,611
Note payable	140	140
Long term lease liability	75	—
Other long-term liabilities	194	—
Total liabilities	9,025	8,751
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized; 34,033,255 issued and 33,891,255 outstanding as of March 31, 2019 and 33,847,100 issued and 33,704,525 outstanding as of December 31, 2018	34	34
Additional paid-in capital	54,182	52,920
Retained earnings	28,615	34,223
Total stockholders’ equity	82,831	87,177
Total liabilities and stockholders’ equity	$91,856	$95,928
The accompanying notes are an integral part of the consolidated financial statements.

APYX MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, Unaudited)

	Three Months Ended March 31,
	2019 as Restated	2018
Sales	$5,629	$3,397
Cost of sales	2,066	1,185
Gross profit	3,563	2,212
Other costs and expenses:
Research and development	730	514
Professional services	2,118	506
Salaries and related costs	3,488	1,802
Selling, general and administrative	2,957	2,110
Total other costs and expenses	9,293	4,932
Loss from operations	(5,730)	(2,720)
Interest income	423	—
Interest expense	—	(34)
Other losses	(295)	—
Change in value of derivative liabilities	—	(26)
Total other income (expense), net	128	(60)
Loss before income taxes	(5,602)	(2,780)
Income tax expense	6	11
Loss from continuing operations	(5,608)	(2,791)
Income from discontinued operations, net of tax	—	1,856
Net loss	$(5,608)	$(935)

EPS from continuing operations:
Basic	$(0.17)	$(0.08)
Diluted	$(0.17)	$(0.08)

EPS from discontinued operations:
Basic	$—	$0.05
Diluted	$—	$0.05

EPS from total operations:
Basic	$(0.17)	$(0.03)
Diluted	$(0.17)	$(0.03)

The accompanying notes are an integral part of the consolidated financial statements.

APYX MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, Unaudited)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated deficit)	Total
Balance December 31, 2017	32,878	$33	$50,495	$(28,496)	$22,032
Stock based compensation	—	—	372	—	372
Net loss	—	—	—	(935)	(935)
Balance March 31, 2018	32,878	$33	$50,867	$(29,431)	$21,469

Balance December 31, 2018	33,705	$34	$52,920	$34,223	$87,177
Options exercised	271	—	777	—	777
Stock based compensation - as Restated	—	—	1,195	—	1,195
Stock exercise to acquire options and warrants	(85)	—	(710)	—	(710)
Net loss - as Restated	—	—	—	(5,608)	(5,608)
Balance March 31, 2019 - as Restated	33,891	$34	$54,182	$28,615	$82,831

The accompanying notes are an integral part of the consolidated financial statements.

APYX MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	Three Months Ended March 31,
	2019 as Restated	2018
Cash flows from operating activities
Net loss	$(5,608)	$(935)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	194	199
Provision for inventory obsolescence	41	(47)
Stock based compensation	1,195	372
Change in fair value of derivative liabilities	—	26
Unrealized gain on short term investments	(164)	—
Provision (benefit) for allowance for doubtful accounts	(238)	(9)
Changes in current assets and liabilities:
Trade receivables	349	(277)
Prepaid expenses	(265)	(26)
Inventories	(342)	(136)
Deposits and other assets	(346)	4
Accounts payable	81	514
Accrued severance and related	(99)	—
Accrued expenses and other liabilities	113	(793)
Net cash used in operating activities	(5,089)	(1,108)
Cash flows from investing activities
Purchases of property and equipment	(117)	(139)
Purchases of marketable securities	(18,884)	—
Proceeds of marketable securities	39,842	—
Net cash provided by (used in) investing activities	20,841	(139)
Cash flows from financing activities
Proceeds from stock options exercised	67	—
Repayment of mortgage note payable	—	(60)
Net cash provided by (used in) financing activities	67	(60)
Net change in cash, cash equivalents and restricted cash	15,819	(1,307)
Cash, cash equivalents and restricted cash, beginning of period	16,596	10,668
Cash, cash equivalents and restricted cash, end of period	$32,415	$9,361

Cash paid for:
Interest expense	$—	34

Non cash investing activities:
Cashless exercise of stock options/warrants	$710	$—
Capitalization of Lease	178	—

The accompanying notes are an integral part of the consolidated financial statements.

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.     BASIS OF PRESENTATION

Unless the context otherwise indicates, the terms “we,” “our,” “us,” “Apyx,” "Company" and similar terms refer to Apyx Medical Corporation and its consolidated subsidiaries.

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

NOTE 2.     RESTATEMENT

Throughout 2019, the Company made efforts to remediate its material weaknesses in internal control as of December 31, 2018, including investing in new personnel that have expertise in a broad array of accounting topics. As a result of these investments and remediation efforts, the Company reevaluated the accounting for a broad array of items and discovered numerous immaterial errors. On March 12, 2020, our Management and the Audit Committee of the Board of Directors, following discussion with our predecessor independent registered public accounting firm, concluded that the Company's previously filed financial statements as of and for three months ended March 31, 2019, were no longer able to be relied upon as the result of the aggregation of errors identified by Management and the Company’s new accounting personnel during 2019 related to the following:

As identified during preparation of the fiscal year 2019 Form 10-K:

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Consolidated Balance Sheet as of March 31, 2019:

(In thousands)	As Originally Reported	Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$32,415	$—	$32,415
Short term investments	40,885	—	40,885
Trade accounts receivable, net	4,931	38	4,969
Inventories, net	5,598	—	5,598
Prepaid expenses and other current assets	1,411	38	1,449
Total current assets	85,240	76	85,316
Property and equipment, net	6,031	—	6,031
Intangibles	190	—	190
Deposits	80	—	80
Other assets	162	77	239
Total assets	$91,703	$153	$91,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,504	$—	$1,504
Accrued expenses and other liabilities	5,460	127	5,587
Joint and several payroll tax liability	—	1,014	1,014
Accrued severance and related	511	—	511
Total current liabilities	7,475	1,141	8,616
Related party note payable	140	—	140
Long-term portion of operating lease liabilities	75	—	75
Other long-term liabilities	—	194	194
Total liabilities	7,690	1,335	9,025
STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized; 34,033,255 issued and 33,891,255 outstanding	34	—	34
Additional paid-in capital	53,147	1,035	54,182
Retained earnings	30,832	(2,217)	28,615
Total stockholders’ equity	84,013	(1,182)	82,831
Total liabilities and stockholders’ equity	$91,703	$153	$91,856

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

Inventories consisted of the following:

(In thousands)	March 31, 2019 as Restated	December 31, 2018
Raw materials	$5,032	$4,521
Finished goods	964	1,215
Gross inventories	5,996	5,736
Less: reserve for obsolescence	(398)	(439)
Net inventories	$5,598	$5,297

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 4.     INTANGIBLE ASSETS

Intangible assets consisted of the following:

(in thousands)	March 31, 2019 as Restated	December 31, 2018
Purchased technology (5-17 year lives)	$1,447	$1,448
Less: accumulated amortization	(1,442)	(1,442)
Purchased technology, net	$5	$6

Goodwill	$185	$185
Intangibles	$190	$191

Intangible assets and goodwill are the result of our acquisition of Apyx (formerly known as Bovie) Bulgaria, EOOD in 2015.

NOTE 5.     RECENT ACCOUNTING PRONOUNCEMENTS

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

ASU No. 2014-09 (ASC 606), Revenue from Contracts with Customers became effective for us beginning with the first quarter of 2018, and we adopted the new accounting standard using the modified retrospective transition approach. The modified retrospective transition approach recognized any changes from the beginning of the year of initial application through retained earnings with no restatement of comparative periods. We record revenue under ASC 606 at a single point in time, when control is transferred to the customer, which is consistent with past practice. We will continue to apply our current business processes, policies, systems and controls to support recognition and disclosure under the new standard. Based on the results of the evaluation, we have determined that the adoption of the new standard presents no material impact on our consolidated financial statements. Application of the transition requirements of the new standard did not have a material impact on opening retained earnings. We have disaggregated revenue by segment and geography in Note 12 Geographic and Segment Information.

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

	Three Months Ended March 31,
(in thousands, except per share data)	2019 as Restated	2018
Numerator:
Net (loss) from continuing operations	$(5,608)	$(2,791)
Numerator for diluted (loss) per common share - continuing operations	(5,608)	(2,791)

Net income from discontinued operations, net of tax	—	1,856
Numerator for diluted income per share - discontinued operations	—	1,856

Net (loss) from all operations	(5,608)	(935)
Numerator for full diluted (loss) per share - all	(5,608)	(935)

Denominator - continuing operations
Weighted average shares used to compute basic (loss)	33,343	32,878
Denominator for diluted (loss) per common share	33,343	32,878

Denominator - discontinued operations:
Weighted average shares used to compute basic (loss)	—	32,878
Denominator for diluted (loss) per common share - discontinued operations	—	32,878

Denominator - all operations:
Weighted average shares used to compute basic (loss)	33,343	32,878
Denominator for diluted (loss) per common share - all operations	33,343	32,878

Loss per share from continuing operations:
Basic and diluted	$(0.17)	$(0.08)

Income per share from discontinued operations
Basic and diluted	$—	$0.05

Loss per share from all operations
Basic and diluted	$(0.17)	$(0.03)

Anti-dilutive instruments excluded from diluted loss per common share:
Warrants	—	3
Options	1,908	470

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 7.     STOCK-BASED COMPENSATION

Under our stock option plans, our board of directors may grant options to purchase common shares to our key employees, officers, directors and consultants. We account for stock options in accordance with FASB ASC Topic 718, Compensation - Stock Compensation, with option expense amortized over the vesting period based on the trinomial lattice option-pricing model fair value on the grant date, which includes a number of estimates that affect the amount of our expense. We expensed approximately $1,195,000 in stock-based compensation during the three months ended March 31, 2019, as compared with $372,000 for the three months ended March 31, 2018.

The status of our stock options and stock awards are summarized as follows:

	Number of options - as Restated	Weighted average exercise price - as Restated
Outstanding at December 31, 2018	3,254,799	$3.18
Granted	1,277,500	7.73
Exercised	(270,549)	2.87
Canceled and forfeited	(10,500)	2.10
Outstanding at March 31, 2019	4,251,250	$4.57
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

NOTE 8.     INCOME TAXES

The Company’s income tax expense was $6,000 with an effective tax rate of -0.1% for the three months ended March 31, 2019, as compared to an expense of $11,000, with an effective tax rate of -0.4%, for the three months ended March 31, 2018. The effective rate differs from the statutory rate primarily due to a valuation allowance on our net operating loss carry forward and foreign taxes of $6,000.

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

NOTE 11.    FINANCIAL INSTRUMENTS

Cash, Cash Equivalents and Marketable Securities at March 31, 2019:

(In thousands)	Adjusted Cost	Unrealized Gains	Fair Value(3)	Cash and Cash Equivalents (1)	Short-term Marketable Securities
Cash	$3,802	$—	$3,802	$3,802	$—

Level 1 (2)
U.S. Treasury Securities, maturities less than three months	28,613	—	28,613	28,613	—
U.S. Treasury Securities, maturities greater than three months	40,721	164	40,885	—	40,885
Total	$73,136	$164	$73,300	$32,415	$40,885

Cash, Cash Equivalents and Marketable Securities at December 31, 2018:

(In thousands)	Adjusted Cost	Unrealized Gains	Fair Value(3)	Cash and Cash Equivalents (1)	Short-term Marketable Securities
Cash	$6,467	$—	$6,467	$6,467	$—

Level 1 (2)
U.S. Treasury Securities, maturities less than three months	10,129	—	10,129	10,129	—
U.S. Treasury Securities, maturities greater than three months	61,431	247	61,678	—	61,678
Total	$78,027	$247	$78,274	$16,596	$61,678

(1) The company considers all highly liquid instruments with maturities of three months or less at the time of purchase to be cash equivalents.

(2) The fair value of the debt securities consisting of U.S. Treasury bills is based on their quoted market prices. The fair value of these financial instruments are classified as Level 1 in the fair value hierarchy. The original purchase of U.S. Treasury bills occurred in September 2018 utilizing the proceeds from the sale of our Core business.

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

Summarized financial information with respect to reportable segments is as follows:

	Three Months Ended March 31, 2019 - as Restated
(In thousands)	Advanced Energy	OEM	Corporate & Other	Total
Sales	4,371	1,258	—	5,629

Net income (loss) from continuing operations	(3,328)	591	(2,993)	(5,730)

Interest income	—	—	423	423
Other losses	—	—	(295)	(295)
Income tax expense	—	—	6	6

	Three Months Ended March 31, 2018
(In thousands)	Advanced Energy	OEM	Corporate & Other	Total
Sales	2,629	768	—	3,397

Net income (loss) from continuing operations	(578)	406	(2,548)	(2,720)

Interest expense	—	—	(34)	(34)
Change in value of derivative liabilities	—	—	(26)	(26)
Income tax expense	—	—	11	11

International sales represented approximately 30.5% of total revenues for the three months ended March 31, 2019, as compared with 18.8% of total revenues for three months ended March 31, 2018. Substantially all of these sales are denominated in U.S. dollars. Revenue by geographic region, based on the “ship to” location on the invoice, are as follows:

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2019	2018
Sales by Domestic and International
Domestic	$3,910	$2,758
International	1,719	639
Total	$5,629	$3,397

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 13.     JOINT AND SEVERAL PAYROLL LIABILITY

As discussed in the Restatement Note (2), the Company did not report the correct amount of income to employees, nor did we collect and remit the employees' portion of income and payroll taxes, related to stock option exercises as required by the IRS. Due to IRS statutory requirements, we have joint and several liability for the full amount that was not withheld and remitted to the proper taxing authorities. This amount of the liability was approximately $1.0 million and $0.7 million at March 31, 2019 and December 31, 2018 respectively. The Company has recognized these amounts in other losses in the accompanying Consolidated Statements of Operations. If we can establish that our employees have in fact paid these obligations, either presently or in the future, we will be relieved of our liability.

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

As previously disclosed with the Commission on Form 8-K filed on April 4, 2019, we announced on April 1, 2019, that we voluntarily withdrew our application for premarket notification 510(k) regulatory clearance of our J-Plasma/Renuvion technology for use in dermal resurfacing procedures (see Note 9). While this is a delay in our commercialization efforts, we remain committed to working with the U.S. Food and Drug Administration relative to the development of a new 510(k) submission.

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

Results of Operations

Sales

	Three Months Ended March 31,
(In thousands)	2019 as Restated	2018	Change
Sales by Reportable Segment
Advanced Energy	4,371	2,629	66.3%
OEM	1,258	768	63.8%
Total	$5,629	$3,397	65.7%

Sales by Domestic and International
Domestic	3,910	2,758	41.8%
International	1,719	639	169.0%
Total	$5,629	$3,397	65.7%

Total revenue from continuing operations for first quarter 2019 increased $2.2 million, or 65.7%, to $5.6 million, compared to $3.4 million in the first quarter of 2018. Sales of the Company’s Advanced Energy generators and handpieces drove the increase in total revenue in first quarter 2019, with OEM segment sales contributing modestly to the year-over-year increase in total revenue from continuing operations during the first quarter 2019 period. Advanced Energy segment sales increased approximately $1.7 million, or 66.3% year-over-year, to $4.4 million, compared to approximately $2.6 million last year. OEM segment sales increased $0.5 million, or 63.8% year-over-year, to $1.3 million, compared to $0.8 million last year.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Gross Profit

	Three Months Ended March 31,
(In thousands)	2019 as Restated	2018	Change
Cost of sales	$2,066	$1,185	74.3%
Percentage of sales	36.7%	34.9%

Gross profit	$3,563	$2,212	61.1%
Percentage of sales	63.3%	65.1%

Gross profit for the first quarter of 2019 increased approximately $1.4 million, or 61.1% year-over-year, to $3.6 million, compared to $2.2 million for first quarter of 2018. Gross margin for the first quarter of 2019 was 63.3%, compared to 65.1% last year. The primary drivers of the decrease in gross profit margin were Advanced Energy product mix and Advanced Energy sales outside the U.S., which represented a higher mix of total sales in the first quarter of 2019 compared to last year. OEM gross margins were lower in the first quarter of 2019 when compared to the prior year period, driven primarily by revenue related to our new Product, Manufacturing, and Supply agreements with Symmetry, which did not contribute to revenue results in the prior period.

Other Costs and Expenses

Research and development

	Three Months Ended March 31,
(In thousands)	2019 as Restated	2018	Change
Research and Development expense	$730	$514	42.0%
Percentage of sales	13.0%	15.1%

Spending on Research and development increased 42.0% for the three months ended March 31, 2019, primarily due to focused spending on clinical studies and research projects related to the cosmetic surgery market.

Professional services

	Three Months Ended March 31,
(In thousands)	2019 as Restated	2018	Change
Professional services expense	$2,118	$506	318.6%
Percentage of sales	37.6%	14.9%

Professional services expense increased 318.6% for three months ended March 31, 2019, versus comparable periods in 2018. The change was primarily attributable to expense increases for training-related physician consulting, medical advisory board stock option grants, marketing expenses, legal and audit fees.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Salaries and related costs

	Three Months Ended March 31,
(In thousands)	2019 as Restated	2018	Change
Salaries and related expenses	$3,448	$1,802	93.6%
Percentage of sales	62.0%	53.0%

During the three months ended March 31, 2019, salaries and related expenses increased approximately 93.6%, compared to the prior year. The increase was primarily driven by an increase in employee stock option expense, increase in sales force, and reclassification of regulatory salaries from cost of goods sold.

Selling, general and administrative expenses

	Three Months Ended March 31,
(In thousands)	2019 as Restated	2018	Change
SG&A Expense	$2,957	$2,110	40.1%
Percentage of sales	52.5%	62.1%

Selling, general and administrative expense increased by 40.1% for the three months ended March 31, 2019 when compared to 2018. The increase was primarily driven by sales commissions and product sample expense. These increases are offset by an adjustment to our bad debt reserve which had a change in calculation due to a shift in our customer base following the disposition of our Core business.

Other Income (Expense), net

	Three Months Ended March 31,
(In thousands)	2019 as Restated	2018	Change
Interest income	$423	$—	100.0%
Percentage of sales	7.3%	—%
Interest expense	$—	$(34)	(100.0)%
Percentage of sales	—%	1.0%
Other losses	$(295)	$—	100.0%
Percentage of sales	(5.2)%	—%
Change in fair value of derivative liabilities, net	$—	$(26)	(100.0)%
Percentage of sales	—%	(0.8)%

Interest income

Total interest income was higher for the three months ended March 31, 2019, as compared with 2018. This increase is primarily related to short term investments in U.S. Treasury Securities which we purchased with the proceeds from the sale of the Core business in September 2018.

Income Taxes

The Company’s income tax expense was $6,000 with an effective tax rate of -0.1% for the three months ended March 31, 2019, as compared to an expense of $11,000, with an effective tax rate of -0.4%, for the three months ended March 31, 2018. The effective

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

rate differs from the statutory rate primarily due to a valuation allowance on our net operating loss carry forward and foreign taxes of $6,000.

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

Liquidity and Capital Resources

On August 30, 2018, we sold our Core business segment and other related assets for $97 million in cash. At December 31, 2018, we had approximately $78 million in Cash, Cash Equivalents and Short-Term Investments, after making estimated Federal and State tax payments of $13.3 million. Our working capital at March 31, 2019 was approximately $76.7 million compared with $81.2 million at December 31, 2018.

For the quarter ended March 31, 2019, net cash used in operating activities is approximately $5.1 million compared with net cash used in operating activities of approximately $1.1 million in 2018.

Net cash from investing activities is $20.8 million, primarily related the shift in categorization of short-term investments and cash equivalents in our Treasury Bill investments.

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

Recent Accounting Pronouncements

See Note 5 of the Notes to Consolidated Financial Statements.

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