Form 10-Q
period 2020-03-31
Apyx Medical Corp
filed 2020-05-11
CIK 719135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

or

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

As of May 8, 2020,34,184,230 shares of the registrant’s $0.001 par value common stock were outstanding.

APYX MEDICAL CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended March 31, 2020
(Unaudited)

APYX MEDICAL CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q

Item 5.	Other Information	27
Item 6.	Exhibits	28
	Signatures	29

APYX MEDICAL CORPORATION

PART I.     Financial Information

ITEM 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data, Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$51,380	$58,812
Trade accounts receivable, net of allowance of $595 and $273	6,122	7,987
Income tax receivables	5,066	426
Other receivables	1,302	1,233
Inventories, net of provision for obsolescence of $340 and $392	5,872	5,068
Prepaid expenses and other current assets	4,427	3,207
Total current assets	74,169	76,733
Property and equipment, net of accumulated depreciation and amortization of $4,574 and $4,403	6,543	6,618
Operating lease right-of-use assets	322	350
Finance lease right-of-use assets	599	653
Other assets	482	391
Total assets	$82,115	$84,745

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,535	$2,438
Accrued expenses and other liabilities	7,586	9,396
Current portion of operating lease liabilities	109	108
Current portion of finance lease liabilities	231	229
Related party note payable	140	140
Total current liabilities	10,601	12,311
Long-term operating lease liabilities	203	235
Long-term finance lease liabilities	362	421
Other liabilities	520	519
Total liabilities	11,686	13,486
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized; 34,184,230 issued and outstanding as of March 31, 2020, and 34,312,527 issued and 34,169,952 outstanding as of December 31, 2019	34	34
Additional paid-in capital	57,829	56,708
Retained earnings	12,566	14,517
Total stockholders’ equity	70,429	71,259
Total liabilities and stockholders’ equity	$82,115	$84,745
The accompanying notes are an integral part of the consolidated financial statements.

APYX MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, Unaudited)

	Three Months Ended March 31,
	2020	2019
Sales	$4,997	$5,629
Cost of sales	2,013	2,066
Gross profit	2,984	3,563
Other costs and expenses:
Research and development	980	730
Professional services	2,389	2,118
Salaries and related costs	3,311	3,488
Selling, general and administrative	3,796	2,957
Total other costs and expenses	10,476	9,293
Loss from operations	(7,492)	(5,730)
Interest income	216	423
Interest expense	(6)	—
Other income (losses), net	426	(295)
Total other income, net	636	128
Loss before income taxes	(6,856)	(5,602)
Income tax expense (benefit)	(4,905)	6
Net loss	$(1,951)	$(5,608)

Earnings per Share:
Basic and diluted	$(0.06)	$(0.17)

The accompanying notes are an integral part of the consolidated financial statements.

APYX MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, Unaudited)

Three months ended March 31, 2019 and 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total
	Shares	Par Value
Balance December 31, 2018	33,705	$34	$52,920	$34,223	$87,177
Options exercised for cash	18	—	67	—	67
Stock based compensation	—	—	1,195	—	1,195
Shares issued on net settlement of stock options	168	—	—	—	—
Net loss	—	—	—	(5,608)	(5,608)
Balance March 31, 2019	33,891	$34	$54,182	$28,615	$82,831

Balance December 31, 2019	34,170	$34	$56,708	$14,517	$71,259
Options exercised for cash	10	—	72	—	72
Stock based compensation	—	—	1,049	—	1,049
Shares issued on net settlement of stock options	4	—	—	—	—
Net loss	—	—	—	(1,951)	(1,951)
Balance March 31, 2020	34,184	$34	$57,829	$12,566	$70,429

The accompanying notes are an integral part of the consolidated financial statements.

APYX MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(1,951)	$(5,608)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	214	194
Provision for inventory obsolescence	10	41
Stock based compensation	1,049	1,195
Unrealized gain on short term investments	—	(164)
Provision (benefit) for allowance for doubtful accounts	324	(238)
Changes in operating assets and liabilities:
Trade receivables	1,520	(85)
Prepaid expenses and other assets	(6,024)	(349)
Inventories	(855)	(170)
Accounts payable	107	81
Accrued and other liabilities	(1,801)	14
Net cash used in operating activities	(7,407)	(5,089)
Cash flows from investing activities
Purchases of property and equipment	(90)	(117)
Purchases of marketable securities	—	(18,884)
Proceeds from maturities of marketable securities	—	39,842
Net cash (used in) provided by investing activities	(90)	20,841
Cash flows from financing activities
Proceeds from stock option exercises	72	67
Repayment of finance lease liabilities	(57)	—
Net cash provided by financing activities	15	67
Effect of exchange rates on cash	50	—
Net change in cash, cash equivalents and restricted cash	(7,432)	15,819
Cash, cash equivalents and restricted cash, beginning of period	58,812	16,596
Cash, cash equivalents and restricted cash, end of period	$51,380	$32,415

Cash paid for:
Interest	$6	$—

Non cash financing activities:
Cashless exercise of stock options/warrants	$11	$710
Lease adoption	—	212

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

In March 2020, the World Health Organization recognized the novel strain of coronavirus, COVID-19, as a pandemic. This pandemic has severely restricted the level of economic activity around the world. In response, the governments of many countries, states, cities and other geographic regions have taken preventative or protective actions, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forego their time outside of their homes. The long-term impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict as the environment created by the pandemic is rapidly changing, however, during the last couple of months, the effects of the pandemic has been material and adverse on our business. We currently expect that the severity of the impact of the COVID-19 pandemic on our business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the our customers and suppliers, all of which are uncertain and cannot be predicted.

Most of the procedures performed using our Helium Plasma Technology are elective, and as a result many of our customers have been affected by the actions taken by various governmental authorities requiring non-essential businesses to shut down temporarily. There is a significant amount of uncertainty as to when these actions will be lifted and when patients will choose to undergo elective cosmetic procedures once our customers’ practices are allowed to re-open. Substantially all of these procedures are performed outside of hospitals in the US, and it is possible that patients will be responsive to scheduling appointments sooner. In international markets, a greater portion of these procedures are performed in a hospital, and it is less certain when elective procedures will return to normal. Policymakers have also responded to COVID-19 with fiscal policy actions to support companies effected by the pandemic. While we have started to experience a significant decline in sales towards the end of our first fiscal quarter, as of the date of issuance of these consolidated financial statements, the full extent to which the COVID-19 pandemic may materially and adversely impact the Company's financial position, liquidity, or results of operations remains uncertain. We are experiencing a significant decline in sales domestically and internationally, and we expect the decline to continue into the second quarter and possibly beyond.

The accompanying unaudited consolidated financial statements have been prepared based upon SEC rules that permit reduced disclosure for interim periods. For a more complete discussion of significant accounting policies and certain other information, please refer to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. These consolidated financial statements reflect all adjustments that are necessary for a fair presentation of results of consolidated operations and financial condition for the interim periods shown, including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year.

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 2.     CHANGE IN ACCOUNTING POLICY

During 2019, we began granting stock option awards deeper within the organization. We do not have sufficient experience with grants to these employees and we have experienced challenges in developing reliable forfeiture estimates at the grant date. Accounting for revising the forfeiture estimates has been burdensome. Accounting Standards Codification 718, Compensation-Stock Compensation, prescribes two methods for accounting for forfeitures on stock option awards, either the estimation method utilized by the Company previously, or by accounting for forfeitures as they occur. On January 1, 2020 we made an accounting policy election change and began accounting for forfeitures on stock option awards using actual forfeitures. This accounting policy election change was made on a retrospective basis. However, the changes to the current and prior periods were determined to be immaterial and there have been no changes to previously reported results as a result of the change.

NOTE 3.     RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326). The update changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, contract assets, held-to-maturity debt securities and loans, and requires entities to use a new forward-looking expected loss model that will result in the earlier recognition of allowance for losses. This update, as originally issued, was effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. In November 2019, the FASB issued ASU 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) Effective Dates, which deferred the effective dates of these standards for Smaller Reporting Companies until fiscal years beginning after December 15, 2022. The Company currently expects to continue to qualify as a Smaller Reporting Company, based upon the current SEC definition, and as a result, will be utilizing the deferred elective date. The Company is in the process of determining the effects of the adoption of the standard on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The purpose of this ASU is to reduce the cost and complexity of evaluating goodwill for impairment. It eliminates the need for entities to calculate the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Under this ASU, an entity will perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying value exceeds the reporting unit’s fair value. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted the ASU on January 1, 2020. The amendment did not have an impact on our consolidated financial condition or results of operations.

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

Inventories consisted of the following:

(In thousands)	March 31, 2020	December 31, 2019
Raw materials	$2,798	$2,935
Work in process	2,013	1,209
Finished goods	1,401	1,316
Gross inventories	6,212	5,460
Less: provision for obsolescence	(340)	(392)
Inventories, net	$5,872	$5,068

NOTE 5.     ACCRUED EXPENSES AND OTHER CURRENT LIABILTIES

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	March 31, 2020	December 31, 2019
Accrued payroll	475	694
Accrued bonuses	—	1,306
Accrued commissions	375	877
Accrued product warranties	460	452
Accrued insurance	1,055	1,170
Accrued professional fees	1,499	1,383
Joint and several payroll liability	1,045	1,045
Uncertain tax positions	1,530	1,491
Other accrued expenses and current liabilities	1,147	978
Total accrued expenses and other current liabilities	$7,586	$9,396

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

	Three Months Ended March 31,
(in thousands, except per share data)	2020	2019
Numerator:
Net loss	$(1,951)	$(5,608)

Denominator:
Weighted average shares outstanding - basic and diluted	34,176	33,343

Earnings per share:
Basic and diluted	$(0.06)	$(0.17)

Anti-dilutive instruments excluded from diluted loss per common share:
Options	5,084	1,908

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 7.     STOCK-BASED COMPENSATION

Under our stock option plans, our board of directors may grant restricted stock andoptions to purchase common shares to our key employees, officers, directors and consultants. We account for stock options in accordance with FASB ASC Topic 718, Compensation - Stock Compensation, with stock-based compensation expense amortized over the vesting period based on the fair value on the grant date utilizing a trinomial lattice model through 2018 and the Black Scholes model for grants in 2019 and 2020, both of which include a number of estimates that affect the amount of our expense.

We recognized approximately $1,049,000 in stock-based compensation expense during the three months ended March 31, 2020, as compared with $1,195,000 for the three months ended March 31, 2019.

The status of our stock options are summarized as follows:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2019	3,966,858	$4.67
Granted	1,274,900	8.18
Exercised	(15,631)	5.42
Canceled and forfeited	(142,300)	7.65
Outstanding at March 31, 2020	5,083,827	$5.46

We allow employees to exercise stock-based awards by surrendering stock-based awards with a fair value of the stock-based awards exercised, referred to as net settlements. These surrenders are included in stock options exercised in the options rollforward above. For the three months ended March 31, 2020 and 2019, respectively, we received 1,924 and 83,819 options as payment in the exercise of 4,362 and 168,730 options.

Common shares required to be issued upon the exercise of stock options would be issued from our authorized and unissued shares. We calculated the fair value of issued options utilizing a Black Scholes model with an expected life calculated via the simplified method as we do not have sufficient history to determine actual expected life.

2020 Grants
Option value	$8.18
Risk-free rate	1.7%
Expected dividend yield	—
Expected volatility	65.9%
Expected term (in years)	6

NOTE 8.     INCOME TAXES

On March 27, 2020, the U.S. government enacted the CARES Act to provide relief from the coronavirus pandemic. The CARES Act includes a provision that allows companies to carryback net operating losses (NOL’s) generated in the period 2018 through 2020 to prior years. In conjunction with the disposition of the Core business in 2018, we generated a significant amount of taxable income in 2018. Subsequent to this, we generated net losses in 2019 and through the first quarter of 2020. For the net losses generated in 2019, we previously recorded a valuation allowance to the full value of the deferred tax asset associated with our NOL carryforwards due to realization of the deferred tax assets being improbable. The CARES Act makes these assets realizable, and as of the date of the CARES Act, we have recognized an income tax benefit of approximately $3.7 million associated with the release of the valuation allowance on our Federal NOL carryforward related to 2019. We also recognized an income tax benefit of approximately $1.2 million related to our net loss before income taxes for the three months ended March 31, 2020. There are approximately an additional $4.4 million of 2018 Federal income tax payments available to offset against any other 2020 losses that may be incurred.

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The Company’s income tax expense (benefit) was approximately $(4,905,000) and $6,000 with an effective tax rate of 71.5% and (0.1)% for the three months ended March 31, 2020 and 2019, respectively. The effective rate differs from the statutory rate primarily due to the release of the valuation allowance on our net operating loss carryforward from 2019.

The following is a roll-forward of the Company's total gross unrecognized tax benefits, not including interest and penalties, for the period ended March 31, 2020.

(in thousands)	Gross Unrealized Tax Benefits
Balance at January 1, 2020	$1,313
Additions of tax positions related to the current year	—
Additions of tax positions related to the prior year	—
Decreases for tax positions related to the prior year	—
Balance at March 31, 2020	$1,313

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Company’s condensed consolidated financial statements. As of March 31, 2020, the Company had approximately $217,000 in accrued interest and penalties related to unrecognized tax benefits. Included in the income tax expense for the three months ended March 31, 2020 is approximately $39,000 of interest and penalties on the Company's uncertain tax positions. If the Company were to prevail on all uncertain tax positions, the resulting impact will be material as the Company will recognize approximately $1,530,000 of tax benefits in the provision of income taxes. It is expected that all of the uncertain tax positions should be resolved by October 2022.

NOTE 9.     COMMITMENTS AND CONTINGENCIES

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

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

Although the ultimate outcome of this matter cannot be determined with certainty, the Company believes that the allegations stated in the Amended Complaint are entirely without merit. The Company and Goodwin intend to defend themselves vigorously in the suit. In the opinion of management, such claims are adequately covered by insurance, however, in the event that damages exceed the aggregate coverage limits of our policy or if our insurance carriers disclaim coverage, we believe it is possible that costs associated with this claim could have a material adverse impact on our consolidated earnings, financial position or cash flows. We initially accrued $500,000 for defense costs and upon the denial of the motion to dismiss, we accrued an additional $500,000, which is our insurance deductible related to the matter. $820,000 of the $1,000,000 is still accrued as of March 31, 2020.

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

Purchase Commitments

At March 31, 2020, we had purchase commitments totaling approximately $700,000 substantially all of which is expected to be purchased within the next six months.

China Joint Venture

In late 2019, we executed a joint venture agreement with our Chinese supplier. The agreement requires the Company to make a capital contribution into the newly formed entity of approximately $0.4M. We expect a portion of this capital contribution will be made by the end of 2020.

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

Summarized financial information with respect to reportable segments is as follows:

	Three Months Ended March 31, 2020
(In thousands)	Advanced Energy	OEM	Corporate & Other	Total
Sales	$3,986	$1,011	$—	$4,997

Income (loss) from operations	(3,984)	247	(3,755)	(7,492)

Interest income	—	—	216	216
Interest expense	—	—	(6)	(6)
Other income, net	—	—	426	426
Income tax benefit	—	—	(4,905)	(4,905)

	Three Months Ended March 31, 2019
(In thousands)	Advanced Energy	OEM	Corporate & Other	Total
Sales	$4,371	$1,258	$—	$5,629

Income (loss) from operations	(3,328)	591	(2,993)	(5,730)

Interest income	—	—	423	423
Other losses	—	—	(295)	(295)
Income tax expense	—	—	6	6

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

International sales represented approximately 27.6% of total revenues for the three months ended March 31, 2020, as compared with 30.5% of total revenues for the same prior year period.

Substantially all of these sales are denominated in U.S. dollars. Revenue by geographic region, based on the customer's “ship to” location on the invoice, are as follows:

	Three Months Ended March 31,
(In thousands)	2020	2019
Sales by Domestic and International
Domestic	$3,618	$3,910
International	1,379	1,719
Total	$4,997	$5,629

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

Executive Level Overview

We are an advanced energy technology company with a passion for elevating people’s lives through innovative products in the cosmetic and surgical markets. Known for our innovative Helium Plasma Technology, Apyx is solely focused on bringing transformative solutions to the physicians and patients it serves. Our Helium Plasma Technology is marketed and sold as Renuvion® in the cosmetic surgery market and J-Plasma® in the hospital surgical market. Renuvion® offers plastic surgeons, fascial plastic surgeons and cosmetic physicians a unique ability to provide controlled heat to the tissue to achieve their desired results. The JPlasma® system allows surgeons to operate with a high level of precision and virtually eliminating unintended tissue trauma. We also leverage our deep expertise and decades of experience in unique waveforms through original equipment manufacturing (OEM) agreements with other medical device manufacturers.

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2019, an outbreak of a novel strain of the coronavirus, COVID-19, was recently identified in China and has subsequently been recognized as a pandemic by the World Health Organization. This coronavirus outbreak has severely restricted the level of economic activity around the world. In response to this coronavirus outbreak the governments of many countries, states, cities and other geographic regions have taken preventative or protective actions, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forego their time outside of their homes. Temporary closures of businesses have been ordered and numerous other businesses have temporarily closed voluntarily. These actions expanded significantly in the mid-March to mid-April time frame and continue to the date of the filing. There are indications that these actions are beginning to subside as governmental bodies begin to loosen restrictions. However, given the variability in measures taken, the uncertainty among any potential resurgence of coronavirus, and patients willingness to undergo elective procedures, the related financial impact cannot be reasonably estimated at this time. Therefore we expect significant adverse impacts to the results of our operations into the second fiscal quarter and possibly beyond.

Prior to the spread of COVID-19 into the US and international markets, we experienced positive year-over-year growth trends in the sale of our capital and disposable products, indicating increased utilization of our technology. Beginning in late February we began to see declines in the sale of our Helium Plasma Technology in European markets. These declines continued and also spread to the North and Latin American markets in March. At this time, we have not experienced any recovery in sales of these products in the affected markets.

We source the components used in our products from a variety of suppliers and we have collaborative arrangements with three key foreign suppliers. At this time our suppliers have experienced no significant disruptions as a result of the COVID-19 pandemic. We have experienced minor delays in our procurement from these suppliers as a result of the availability of shipping from third party freight carriers. These delays have not, to date, had a significant impact on our operations.

In response to the COVID-19 pandemic, we have taken action in these key areas:

•Protecting the Health and Safety of our Employees: To reduce the risk to our employees and their families to potential exposure to COVID-19, we have required that all non-essential employees work remotely until further notice. We have also split the shifts of our manufacturing personnel to allow for adequate social distancing, and require all personnel to utilize personal protective equipment while on site at our facilities. We have also restricted business travel and access to our facilities.
•Operating Expenses: We are taking preemptive steps to curtail spending, including implementing hiring restrictions, reducing most discretionary spending, reducing capital expenditures, and delaying certain R&D projects and clinical research studies.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

•Governmental Policy: On March 27, 2020, the U.S. government enacted the CARES Act to provide relief from the coronavirus pandemic. We are taking advantage of certain provisions of the CARES Act which are applicable to us including utilizing NOL carryback provisions and the deferral of payroll taxes. We expect that utilizing these provisions will significantly help mitigate the working capital impact the COVID-19 pandemic has had on our sales and operations.

Total revenue decreased by 11.2% or approximately $0.6 million for the three months ended March 31, 2020 when compared with the three months ended March 31, 2019. Advanced Energy segment sales decreased 8.8% or approximately $0.4 million for the three months ended March 31, 2020 when compared with the three months ended March 31, 2019. The coronavirus pandemic resulted in decreased demand for our products, both domestically and internationally in the first quarter of 2020 as many of our customers' businesses have been ordered and numerous others have temporarily closed voluntarily.

International sales represented approximately 27.6% of total revenues for the three months ended March 31, 2020, as compared with 30.5% of total revenues in the prior year. Management estimates our products have been sold in more than 45 countries through local dealers coordinated by sales and marketing personnel at the Clearwater, Florida facility.

During 2020, we continue to drive growth in our Advanced Energy business by increasing the adoption and utilization of our generators and handpieces in the U.S. cosmetic surgery market and fulfilling demand from distributors in our international markets. As of March 31, 2019, we had a direct sales force of 31 field-based selling professionals and a network of 4 independent sales agencies. We also had 5 sales managers. This selling organization is focused on the use of Renuvion® in the cosmetic surgery market. In addition, we have invested in training programs and marketing-related activities to support accelerated adoption of Renuvion®.

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

Results of Operations

Sales

	Three Months Ended March 31,
(In thousands)	2020	2019		Change
Sales by Reportable Segment
Advanced Energy	$3,986	$4,371	(385,000)	(8.8)%
OEM	1,011	1,258	(247,000)	(19.6)%
Total	$4,997	$5,629		(11.2)%
		(632,000)
Sales by Domestic and International
Domestic	$3,618	$3,910		(7.5)%
International	1,379	1,719		(19.8)%
Total	$4,997	$5,629		(11.2)%

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Total revenue decreased by 11.2% or approximately $0.6 million for the three months ended March 31, 2020 when compared with the three months ended March 31, 2019. Advanced Energy segment sales decreased 8.8% or approximately $0.4 million for the three months ended March 31, 2020 when compared with the three months ended March 31, 2019. The coronavirus pandemic resulted in decreased demand for our products, both domestically and internationally, in the first quarter of 2020 as many of our customers' businesses have been ordered to close, while numerous others have closed voluntarily. We expect that the decreased demand will continue into the second quarter of 2020 and possibly beyond.

Gross Profit

	Three Months Ended March 31,
(In thousands)	2020	2019	Change
Cost of sales	$2,013	$2,066	(2.6)%
Percentage of sales	40.3%	32.4%

Gross profit	$2,984	$3,563	(16.3)%
Percentage of sales	59.7%	63.3%	(3.6)%

Gross profit for the three months ended March 31, 2020, decreased by 16.3% year-over-year, to $3.0 million, compared to $3.6 million in the prior year. Gross margin for the three months ended March 31, 2020, was 59.7%, compared to 63.3% for the same period in 2019. The primary drivers of the change in gross profit margin were product mix within both our Advanced Energy and OEM segments, revenue mix between our segments, geographical revenue mix, and improved product margins in our Advanced Energy segment as a result of our continued manufacturing efficiency initiatives.

Other Costs and Expenses

Our spending in the first quarter of 2020 reflected normal business activities into February and March and then a curtailment of certain costs associated with the impact of the COVID-19 pandemic, including restrictions on travel. While certain spending will decrease in the second quarter of 2020 as a result of a reduction in revenue and activities limited by the COVID-19 pandemic, much of our spending will continue. For example, while we have restricted new hirings, we have no plans to reduce our headcount or furlough any employees at this time. Certain costs will decline as the underlying activities are restricted by the COVID-19 pandemic, including travel and related expenses, clinical trials and physician training.

Research and development

	Three Months Ended March 31,
(In thousands)	2020	2019	Change
Research and Development expense	$980	$730	34.2%
Percentage of sales	19.6%	13.0%

Research and development expenses increased 34.2% for the three months ended March 31, 2020, primarily due to spending on two IDE clinical studies, which had applications submitted to the FDA in late 2019.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Professional services

	Three Months Ended March 31,
(In thousands)	2020	2019	Change
Professional services expense	$2,389	$2,118	12.8%
Percentage of sales	47.8%	37.6%

Professional services expense increased 12.8% for the three months ended March 31, 2020, primarily attributable to increased accounting and auditing fees related to recent financial statement restatements and continued efforts to remediate our internal control deficiencies.

Salaries and related costs

	Three Months Ended March 31,
(In thousands)	2020	2019	Change
Salaries and related expenses	$3,311	$3,488	(5.1)%
Percentage of sales	66.3%	62.0%

During the three months ended March 31, 2020, salaries and related expenses decreased approximately (5.1)%, primarily driven by a decrease in bonus expense in 2020 partially offset by an increase in headcount at March 31, 2020 as compared to March 31, 2019.

Selling, general and administrative expenses

	Three Months Ended March 31,
(In thousands)	2020	2019	Change
SG&A Expense	$3,796	$2,957	28.4%
Percentage of sales	76.0%	52.5%

During the three months ended March 31, 2020, selling, general and administrative expense increased approximately 28.4%, primarily driven by higher bad debt expense ($0.6 million) related to increased uncertainty on the collection of our receivables due to the economic environment resulting from the coronavirus pandemic, and an increase in insurance premiums ($0.1 million) from the prior year.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Other Income (Expense)

	Three Months Ended March 31,
(In thousands)	2020	2019	Change
Interest income	$216	$423	(48.9)%
Percentage of sales	4.3%	7.5%
Other income (losses), net	$426	$(295)	(244.4)%
Percentage of sales	8.5%	(5.2)%

Total interest income decreased for the three months ended March 31, 2020, as compared with the prior year. This decrease is due to a lower average balance, as well as a lower yield on our investments in U.S. Treasury Securities included in cash and cash equivalents.

Other income (losses), net increased for the three months ended March 31, 2020, as compared with the prior year. This increase is primarily due to the receipt of refunds on tariffs paid in the prior year, offset by the recognition of a joint and several liability for failure to collect and remit payroll taxes related to stock option exercises in the prior year.

Income Taxes

	Three Months Ended March 31,
(In thousands)	2020	2019	Change
Income tax expense (benefit	$(4,905)	$6	(81,850.0)%
Effective tax rate	71.5%	(0.1)%

Our income tax expense (benefit) was approximately $(4,905,000) and $6,000 with an effective tax rate of 71.5% and (0.1)% for the three months ended March 31, 2020 and 2019, respectively. The effective rate differs from the statutory rate primarily due to the release of the valuation allowance on our net operating loss carryforward from 2019. On March 27, 2020, the U.S. government enacted the CARES Act to provide relief from the coronavirus pandemic. The CARES Act includes a provision that allows companies to carryback net operating losses generated in the period 2018 through 2020 to prior years. We released the full valuation allowance of approximately $3.7M on our Federal net operating loss carryforward associated with the provisions of the CARES Act.

Liquidity and Capital Resources

Our working capital at March 31, 2020 was approximately $63.6 million compared with $64.4 million at December 31, 2019. The decrease in working capital from December 31, 2019 to March 31, 2020 was primarily due to the net loss incurred by the Company during the first quarter of 2020 partially offset by non cash stock based compensation expense.

For the three months ended March 31, 2020, net cash used in operating activities was approximately $7.4 million, which principally funded our operating loss of $(7.5) million, compared with net cash used in operating activities of approximately $5.1 million in the same period for 2019. Utilizing the provisions of the CARES Act, we recognized an income tax benefit of approximately $4.9 million in Q1 2020, of which we expect to receive a tax refund of approximately $3.7 million by the end of 2020. We expect that utilizing the NOL carryback will significantly help mitigate the working capital impact the COVID-19 pandemic has had on our sales and operations.

The CARES Act also allows us to defer the payment of payroll taxes incurred between March 27, 2020 and December 31, 2020 into 2021 and 2022. Our expected deferral under this program is between $0.4 million and $0.5 million.

As a result of the impact of the COVID-19 pandemic on our customers, we have received multiple requests for extension on the payment of receivables. We are committed to work with our customers to collect the receivables as expeditiously as possible.

Net cash from investing activities is $0.1 million, primarily related to investments in property and equipment.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

At March 31, 2020, we had purchase commitments totaling approximately $0.7 million, substantially all of which is expected to be purchased within the next six months.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Critical Accounting Estimates

In preparing the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), we have adopted various accounting policies. Our most significant accounting policies are disclosed in Note 2 to the consolidated financial statements included in our Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on March 31, 2020.

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

Stock-based Compensation

Under our stock option plans, options to purchase common shares of the Company may be granted to employees, officers and directors of the Company by the Board of Directors. We account for stock options in accordance with FASB ASC Topic 718-10, Compensation-Stock Compensation, with compensation expense amortized over the vesting period. Options are valued using the Black-Scholes model in 2019 and 2020 and the trinomial lattice option-pricing model in prior years, both of which includes a number of estimates that affect the amount of our expense. We have determined that the most critical of these estimates are the expected life and volatility used in the calculations.

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

Volatility

We determine the volatility by utilizing the historical volatility of our stock over the period of the awards expected life. Relevant guidance allows us to include periods in excess of the useful life if we determine that they provide a more reasonable basis for the volatility of our stock. Additionally, ASC 718-10 allows us to exclude periods from the volatility if they pertain to events or circumstances that in our judgment are specific to us and if the event or transaction is not reasonably expected to occur again during the expected term of the awards. We have not included any additional periods, nor disregarded any periods, in calculating our volatility.

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

Income Taxes

The provision for income tax expense (benefit) includes federal, foreign, state and local income taxes currently payable or receivable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using enacted marginal tax rates. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period.

As a result of historical losses exclusive of the sale of the Core business in 2018, and our expectation to continue to generate losses in the near future, we recorded a valuation allowance on the net deferred tax asset and do not anticipate recording an income tax benefit related to these deferred tax assets. We will reassess the realization of deferred tax assets each reporting period and will be able to reduce the valuation allowance to the extent the financial results improve and it becomes more likely than not that the deferred tax assets will be realizable. As management expects the Company to continue to generate losses in 2020 and the foreseeable future after 2020, we will continue to record a valuation allowance on the remaining deferred tax asset balance as of March 31, 2020.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management carried out an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2019, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control- Integrated Framework (2013). Based on that evaluation, management concluded that, as of December 31, 2019, the Company's internal control over financial reporting was not effective as a result of the material weaknesses described below.

The effectiveness of our internal control over financial reporting as of December 31, 2019 was audited by BDO USA LLP, an independent registered public accounting firm, as stated in their report included in Part II, Item 8 of our most recent Form 10-K for the period ended December 31, 2019, contains an adverse opinion on the effectiveness of our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that material misstatements of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

•
As of December 31, 2019 we had identified the following three material weaknesses:An ineffective control environment requiring additional qualified accounting personnel with an appropriate level of knowledge and experience with generally accepted accounting principles. This was a deficiency from the prior year that had not been fully remediated.

APYX MEDICAL CORPORATION

•
Ineffective control activities due to the lack of documentation and timeliness in executing certain business process controls, specifically related to procure to pay and inventory processes and footnote reporting disclosures related to income tax accounts, primarily related to our United States operations. This was a deficiency from the prior year that had not been fully remediated.

•
Ineffective control environment and control activities over financial reporting in our Bulgarian subsidiary related to the purchasing of goods and services, including the processing and payment of vendor invoices.

As of March 31, 2020, we continue our remediation efforts related to these deficiencies.

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

As of March 31, 2020, our remediation of these deficiencies is incomplete.

Changes in Internal Control Over Financial Reporting

Except as set forth above, there were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2020 that materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.

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

Although the ultimate outcome of this matter cannot be determined with certainty, the Company believes that the allegations stated in the Amended Complaint are entirely without merit. The Company and Goodwin intend to defend themselves vigorously in the suit. In the opinion of management, such claims are adequately covered by insurance, however, in the event that damages exceed the aggregate coverage limits of our policy or if our insurance carriers disclaim coverage, we believe it is possible that costs associated with this claim could have a material adverse impact on our consolidated earnings, financial position or cash flows. We initially accrued $500,000 for defense costs and upon the denial of the motion to dismiss, we accrued an additional $500,000, which is our insurance deductible related to the matter. $820,000 of the $1,000,000 is still accrued as of March 31, 2020.

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

ITEM 1A. Risk factors

There have been no material changes to the Risk Factors described in Part I, Item1A-Risk Factors in our annual report on Form10-K for the year ended December 31, 2019 other than the following:

APYX MEDICAL CORPORATION

THE COVID-19 Pandemic has had and continues to have a material and adverse affect on our business

Our global operations expose us to risks associated with public health crises and outbreaks of epidemic, pandemic, or contagious diseases, such as the current outbreak of a novel strain of coronavirus (COVID-19). To date, COVID-19 has had, and may continue to have, a material and adverse impact on our operations. Due to these impacts and measures, we have experienced and may continue to experience significant and unpredictable reductions in the demand for our products as actions taken by governmental bodies have restricted our customers' business activities. There is a significant amount of uncertainty as to when these restrictions will be lifted and when patients will choose to undergo the elective procedures provided by our customers. In addition, our customers may delay, cancel or redirect planned capital expenditures in order to focus resources on COVID-19 or in response to economic disruption related to COVID-19.

As a result of the COVID-19 outbreak, many businesses have experienced temporary closures of facilities as a result of being considered non-essential businesses. As performers of elective procedures, these temporary closures have impacted many of our customers and materially reduced demand for our products. As a medical device company, while we have currently been exempt from these guidelines and have largely continued operations, if we continue to experience materially reduced demand for our products, we may have to scale back our operations. In addition, if the guidelines change, we or our suppliers could be impacted, and we could be adversely affected through supply chain interruptions, manufacturing restrictions or labor restrictions.

In addition, the COVID-19 pandemic has adversely affected, and may continue to adversely affect, the world economy and financial markets , which has resulted in a period of significant global economic slowdown which has curtailed and delayed spending by physicians and affected demand for our products as well as increased risk of customer defaults or delays in payments. COVID-19 and the current financial, economic, and capital markets environment, and future developments in these and other areas present material uncertainty and risk with respect to our performance, financial condition, volume of business, results of operations, and cash flows. Due to the uncertain scope and duration of the pandemic, the and uncertain timing of global recovery and economic normalization, we are unable to estimate the impacts on our operations and financial results, but believe they will be material into the second quarter of 2020 and possibly beyond.

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

Apyx Medical Corporation

Date: May 11, 2020	By:	/s/ Charles D. Goodwin II
Charles D. Goodwin II
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 11, 2020	By:	/s/ Tara Semb
Tara Semb
Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer)