Form 10-Q
period 2020-06-30
Apyx Medical Corp
filed 2020-08-10
CIK 719135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
	Commission File Number:	0-12183

APYX MEDICAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	11-2644611
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5115 Ulmerton Road, Clearwater, FL 33760
(Address of principal executive offices, zip code)
(727) 384-2323
(Registrant’s telephone number)
Securities Registered Pursuant to Section 12 (b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock	APYX	Nasdaq Stock Market, LLC

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes: ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 6, 2020, 34,216,349 shares of the registrant’s $0.001 par value common stock were outstanding.

APYX MEDICAL CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended June 30, 2020
(Unaudited)

APYX MEDICAL CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q

Item 5.	Other Information	29
Item 6.	Exhibits	30
	Signatures	31

APYX MEDICAL CORPORATION

PART I.     Financial Information

ITEM 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data, Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$46,156	$58,812
Trade accounts receivable, net of allowance of $760 and $273	6,306	7,987
Income tax receivables	6,443	426
Other receivables	1,671	1,233
Inventories, net of provision for obsolescence of $685 and $392	5,257	5,068
Prepaid expenses and other current assets	4,008	3,207
Total current assets	69,841	76,733
Property and equipment, net of accumulated depreciation and amortization of $4,702 and $4,403	6,440	6,618
Operating lease right-of-use assets	295	350
Finance lease right-of-use assets	691	653
Other assets	560	391
Total assets	$77,827	$84,745

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,206	$2,438
Accrued expenses and other liabilities	6,911	9,396
Current portion of operating lease liabilities	112	108
Current portion of finance lease liabilities	266	229
Related party note payable	140	140
Total current liabilities	9,635	12,311
Long-term operating lease liabilities	177	235
Long-term finance lease liabilities	414	421
Other liabilities	765	519
Total liabilities	10,991	13,486
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized; 34,201,895 issued and outstanding as of June 30, 2020, and 34,312,527 issued and 34,169,952 outstanding as of December 31, 2019	34	34
Additional paid-in capital	58,926	56,708
Retained earnings	7,876	14,517
Total stockholders’ equity	66,836	71,259
Total liabilities and stockholders’ equity	$77,827	$84,745
The accompanying notes are an integral part of the consolidated financial statements.

APYX MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Sales	$4,296	$6,649	$9,293	$12,278
Cost of sales	2,202	1,975	4,215	4,041
Gross profit	2,094	4,674	5,078	8,237
Other costs and expenses:
Research and development	975	888	1,955	1,618
Professional services	1,658	1,661	4,047	3,779
Salaries and related costs	3,439	3,510	6,750	6,998
Selling, general and administrative	2,189	3,037	5,985	5,994
Total other costs and expenses	8,261	9,096	18,737	18,389
Loss from operations	(6,167)	(4,422)	(13,659)	(10,152)
Interest income	7	403	223	826
Interest expense	(8)	—	(14)	—
Other (loss) income, net	(14)	(200)	412	(495)
Total other (loss) income, net	(15)	203	621	331
Loss before income taxes	(6,182)	(4,219)	(13,038)	(9,821)
Income tax (benefit) expense	(1,492)	76	(6,397)	82
Net loss	$(4,690)	$(4,295)	$(6,641)	$(9,903)

Earnings (loss) per Share:
Basic and diluted	$(0.14)	$(0.13)	$(0.19)	$(0.30)

The accompanying notes are an integral part of the consolidated financial statements.

APYX MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, Unaudited)

Three months ended June 30, 2019 and 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total
	Shares	Par Value
Balance March 31, 2019	33,891	$34	$54,182	$28,615	$82,831
Options exercised for cash	11	—	48	—	48
Stock based compensation	—	—	856	—	856
Shares issued on net settlement of stock options	17	—	—	—	—
Net loss	—	—	—	(4,295)	(4,295)
Balance June 30, 2019	33,919	34	$55,086	$24,320	$79,440

Balance March 31, 2020	34,184	$34	$57,829	$12,566	$70,429
Stock based compensation	—	—	1,097	—	1,097
Shares issued on net settlement of stock options	18	—	—	—	—
Net Loss	—	—	—	(4,690)	(4,690)
Balance June 30, 2020	34,202	$34	$58,926	$7,876	$66,836

Six months ended June 30, 2019 and 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total
	Shares	Par Value
Balance December 31, 2018	33,705	$34	$52,920	$34,223	$87,177
Options exercised for cash	29	—	115	—	115
Stock based compensation	—	—	2,051	—	2,051
Shares issued on net settlement of stock options	185	—	—	—	—
Net loss	—	—	—	(9,903)	(9,903)
Balance June 30, 2019	33,919	$34	$55,086	$24,320	$79,440

Balance December 31, 2019	34,170	$34	$56,708	$14,517	$71,259
Options exercised for cash	10	—	72	—	72
Stock based compensation	—	—	2,146	—	2,146
Shares issued on net settlement of stock options	22	—	—	—	—
Net loss	—	—	—	(6,641)	(6,641)
Balance June 30, 2020	34,202	$34	$58,926	$7,876	$66,836

The accompanying notes are an integral part of the consolidated financial statements.

APYX MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(6,641)	$(9,903)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	439	316
Provision for inventory obsolescence	413	36
Stock based compensation	2,146	2,051
Unrealized gain on short term investments	—	(164)
Provision (benefit) for allowance for doubtful accounts	486	(238)
Changes in operating assets and liabilities:
Trade receivables	1,195	(1,333)
Prepaid expenses and other assets	(7,427)	(879)
Inventories	(571)	(1,015)
Accounts payable	(232)	218
Accrued and other liabilities	(2,241)	236
Net cash used in operating activities	(12,433)	(10,675)
Cash flows from investing activities
Purchases of property and equipment	(184)	(518)
Purchases of marketable securities	—	(18,884)
Proceeds from maturities of marketable securities	—	80,726
Net cash (used in) provided by investing activities	(184)	61,324
Cash flows from financing activities
Proceeds from stock option exercises	72	115
Repayment of finance lease liabilities	(120)	—
Net cash (used in) provided by financing activities	(48)	115
Effect of exchange rates on cash	9	—
Net change in cash, cash equivalents and restricted cash	(12,656)	50,764
Cash, cash equivalents and restricted cash, beginning of period	58,812	16,596
Cash, cash equivalents and restricted cash, end of period	$46,156	$67,360

Cash paid for:
Interest	$8	$14
Taxes	54	248

Non cash activities:
Cashless exercise of stock options	$49	$757
Right-of-use assets capitalized and lease liabilities recognized upon adoption of Topic 842	—	212
Right-of-use assets capitalized and lease liabilities recognized upon lease remeasurement	—	207
Right-of-use assets capitalized and lease liabilities recognized upon execution of lease	150	—
Transfer of other assets to fixed assets	—	42
Transfer of inventory (to) from fixed assets	(34)	262

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

In March 2020, the World Health Organization recognized the novel strain of coronavirus ("COVID-19"), as a pandemic. This pandemic has severely restricted the level of economic activity around the world. In response, the governments of many countries, states, cities and other geographic regions have taken preventative or protective actions, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forego their time outside of their homes. The long-term impact of the COVID-19 pandemic on our business continues to be highly uncertain and difficult to predict as the environment created by the pandemic is rapidly changing. Starting in late February, the effects of the pandemic have been material and adverse on our business. While we experienced positive indications in our business late in the second quarter, we continue to expect that the severity of the impact of the COVID-19 pandemic on our business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on our customers and suppliers, all of which are uncertain and cannot be predicted.

Most of the procedures performed using our Helium Plasma Technology are elective, and as a result many of our customers have been affected by the actions taken by various governmental authorities requiring non-essential businesses to shut down temporarily. As these shut-downs have begun to be reversed, we have started to see an increase in demand for elective cosmetic and plastic surgery procedures, resulting in higher than expected revenues in our Advanced Energy segment. In international markets, a greater portion of these procedures are performed in a hospital, and it is less certain when elective procedures will fully return to normal.. While we started to experience a significant decline in sales towards the end of our first fiscal quarter, we began to see an increase in sales towards the end of our second fiscal quarter as local jurisdictions started to re-open. However, the full extent to which the COVID-19 pandemic may materially and adversely impact the Company's future financial position, liquidity, or results of operations remains uncertain. While we began to experience an improvement in sales, domestically and internationally, towards the end of our second fiscal quarter, the pace at which this continues into the third quarter and beyond is still highly uncertain.

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

NOTE 3.     RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326). The update changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, contract assets, held-to-maturity debt securities and loans, and requires entities to use a new forward-looking expected loss model that will result in the earlier recognition of allowance for losses. This update, as originally issued, was effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. In November 2019, the FASB issued ASU 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) Effective Dates, which deferred the effective dates of these standards for Smaller Reporting Companies until fiscal years beginning after December 15, 2022. The Company currently expects to continue to qualify as a Smaller Reporting Company, based upon the current SEC definition, and as a result, will be utilizing the deferred elective date. While we are in the process of determining the effects of the adoption of the standard on the consolidated financial statements, we do not expect the impact to be material.

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

Inventories consisted of the following:

(In thousands)	June 30, 2020	December 31, 2019
Raw materials	$2,441	$2,935
Work in process	1,504	1,209
Finished goods	1,997	1,316
Gross inventories	5,942	5,460
Less: provision for obsolescence	(685)	(392)
Inventories, net	$5,257	$5,068

During the second fiscal quarter, we reassessed our forecasted product mix due to COVID-19, increased availability of our newer handpiece designs and earlier than expected completion of product registrations in some of our foreign markets.  As a result, certain products were reduced to a lower carrying value, and some components were also written off as it was determined to cease further production on these models. The total associated impairment was approximately $400,000 and is included in cost of sales in the accompanying consolidated statements of income for the three and six months ended June 30, 2020.

NOTE 5.     ACCRUED EXPENSES AND OTHER CURRENT LIABILTIES

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	June 30, 2020	December 31, 2019
Accrued payroll	726	694
Accrued bonuses	—	1,306
Accrued commissions	531	877
Accrued product warranties	439	452
Accrued insurance	626	1,170
Accrued professional fees	1,043	1,383
Joint and several payroll liability	1,045	1,045
Uncertain tax positions	1,573	1,491
Other accrued expenses and current liabilities	928	978
Total accrued expenses and other current liabilities	$6,911	$9,396

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 6.     EARNINGS PER SHARE

We compute basic earnings per share (“basic EPS”) by dividing the net income or loss by the weighted average number of common shares outstanding for the reporting period adjusted for other units required to be included in basic EPS. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding. As we are in a net loss position for all periods presented, all potential shares outstanding are anti-dilutive. The following table provides the computation of basic and diluted earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2020	2019	2020	2019
Numerator:
Net loss	$(4,690)	$(4,295)	$(6,641)	$(9,903)

Denominator:
Weighted average shares outstanding - basic and diluted	34,186	33,384	34,181	33,363

Earnings (loss) per share:
Basic and diluted	$(0.14)	$(0.13)	$(0.19)	$(0.30)

Anti-dilutive instruments excluded from diluted loss per common share:
Options	4,986	1,882	4,986	1,882

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 7.     STOCK-BASED COMPENSATION

Under our stock option plans, our board of directors may grant restricted stock and options to purchase common shares to our employees, officers, directors and consultants. We account for stock options in accordance with FASB ASC Topic 718, Compensation - Stock Compensation, with stock-based compensation expense amortized over the vesting period based on the fair value on the grant date utilizing a trinomial lattice model through 2018 and the Black Scholes model for grants in 2019 and 2020, both of which include a number of estimates that affect the amount of our expense.

We recognized approximately $1,097,000 and $2,146,000, respectively, in stock-based compensation expense during the three and six months ended June 30, 2020, as compared with $856,000 and $2,051,000, respectively, for the three and six months ended June 30, 2019.

The status of our stock options are summarized as follows:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2019	3,966,858	$4.67
Granted	1,274,900	8.18
Exercised	(44,381)	3.23
Canceled and forfeited	(211,433)	7.51
Outstanding at June 30, 2020	4,985,944	$5.46

We allow stock option holders to exercise stock-based awards by surrendering stock-based awards with a fair value of the stock-based awards exercised, referred to as net settlements. These surrenders are included in stock options exercised in the options rollforward above. For the three months ended June 30, 2020 and 2019, respectively, we received 11,085 and 7,779 options as payment in the exercise of 17,665 and 17,221 options. For the six months ended June 30, 2020 and 2019, respectively, we received 13,009 and 91,598 options as payment in the exercise of 22,027 and 185,951 options.

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

NOTE 8.     INCOME TAXES

On March 27, 2020, the U.S. government enacted the CARES Act to provide relief from COVID-19. The CARES Act includes a provision that allows companies to carryback net operating losses (NOL’s) generated in the period 2018 through 2020 to prior years. In conjunction with the disposition of the Core business in 2018, we generated a significant amount of taxable income in 2018. Subsequent to this, we generated net losses in 2019 and through the first half of 2020. For the net losses generated in 2019, we previously recorded a valuation allowance on the full value of the deferred tax assets associated with our NOL carryforwards due to realization of the NOL being improbable under then existing tax law. The CARES Act makes these assets realizable, and as of the date of the CARES Act, we have recognized an income tax benefit of approximately $3.7 million associated with the release of the valuation allowance on our Federal NOL carryforward related to 2019. We also recognized income tax benefits of

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

approximately $1.5 million and $1.2 million, related to our net loss before income taxes for the three and six months ended June 30, 2020, respectively. There are approximately an additional $3.2 million of 2018 Federal income tax payments available to offset against any other 2020 losses that may be incurred.

Our income tax (benefit) expense was approximately $(1,492,000) and $76,000 with an effective tax rate of 24.1% and (1.8)% for the three months ended June 30, 2020 and 2019, respectively. Our income tax (benefit) expense was approximately $(6,397,000) and $82,000 with an effective tax rate of 49.1% and (0.8)% for the six months ended June 30, 2020 and 2019, respectively. The effective rate differs from the statutory rate primarily due to the release of the valuation allowance on our net operating loss carryforward from 2019.

The following is a roll-forward of the Company's total gross unrecognized tax benefits, not including interest and penalties, for the period ended June 30, 2020.

(in thousands)	Gross Unrealized Tax Benefits
Balance at January 1, 2020	$1,313
Additions of tax positions related to the current year	—
Additions of tax positions related to the prior year	—
Decreases for tax positions related to the prior year	—
Balance at June 30, 2020	$1,313

We recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in our condensed consolidated financial statements. As of June 30, 2020, we had approximately $260,000 in accrued interest and penalties related to unrecognized tax benefits. Included in the income tax benefit for the three months and six ended June 30, 2020, respectively are approximately $43,000 and $82,000 of interest and penalties on the Company's uncertain tax positions. If the Company were to prevail on all uncertain tax positions, the resulting impact will be material as the Company will recognize approximately $1,573,000 of tax benefits in the provision of income taxes. It is expected that all of the uncertain tax positions should be resolved by October 2022.

NOTE 9.     COMMITMENTS AND CONTINGENCIES

Litigation

The medical device industry is characterized by frequent claims and litigation, and we are and may become subject to various claims, lawsuits and proceedings in the ordinary course of our business. Such claims may include claims by current or former employees, distributors and competitors, claims concerning the marketing and promotion of our products and product liability claims.

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

On April 17, 2019, a complaint (the “Complaint”) was filed in the United States District Court for the Middle District of Florida, against the Company and Charles D. Goodwin, the Company’s President and Chief Executive Officer and a member of the Company’s Board of Directors, alleging certain violations of the Securities Exchange Act of 1934, as amended.  On July 16, 2019, the Court appointed lead plaintiff for the putative class and approved the lead plaintiff’s selection of counsel. On September 3, 2019, lead plaintiff filed an amended complaint (the “Amended Complaint”) with the Court.

The Amended Complaint seeks class action status on behalf of all persons and entities that acquired the Company’s securities between December 21, 2018 and April 1, 2019, and alleges violations by the Company and Goodwin of Sections 10(b) and 20(a)

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

of the Securities Exchange Act of 1934, as amended and Rule 10b-5 thereunder, primarily related to certain public statements concerning the Premarket Notification 510(k) submission made to the US Food and Drug Administration for a new indication for the Company’s J-Plasma® technology for use in dermal resurfacing procedures.  On October 3, 2019, defendants filed a motion to dismiss the Amended Complaint, and on March 11, 2020, the Court denied that motion.  On July 10, 2020, the parties executed a settlement agreement, which is subject to Court approval. The Court preliminarily approved the settlement on July 21, 2020. The settlement agreement provides for the dismissal of the action with prejudice. At June 30, 2020, approximately $670,000 of the $1,000,000 insurance deductible is unpaid and is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets. During July 2020, substantially all of the unpaid deductible was paid.

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

Purchase Commitments

At June 30, 2020, we had purchase commitments totaling approximately $500,000 substantially all of which is expected to be purchased within the next six months.

China Joint Venture

In late 2019, we executed a joint venture agreement with our Chinese supplier. The agreement requires the Company to make a capital contribution into the newly formed entity of approximately $360,000. During July 2020, we funded approximately $150,000 of the commitment. As of the date of these consolidated financial statements, the joint venture has not commenced principal operations.

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

The partner in our China joint venture is also a supplier of the Company. During the six months ended June 30, 2020, we made purchases from this supplier of approximately $850,000. At June 30, 2020, we owed this supplier approximately $4,000.

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

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Summarized financial information with respect to reportable segments is as follows:

	Three Months Ended June 30, 2020
(In thousands)	Advanced Energy	OEM	Corporate & Other	Total
Sales	$2,867	$1,429	$—	$4,296

Income (loss) from operations	(3,292)	584	(3,459)	(6,167)

Interest income	—	—	7	7
Interest expense	—	—	(8)	(8)
Other losses, net	—	—	(14)	(14)
Income tax benefit	—	—	(1,492)	(1,492)

	Three Months Ended June 30, 2019
(In thousands)	Advanced Energy	OEM	Corporate & Other	Total
Sales	$5,350	$1,299	$—	$6,649

Income (loss) from operations	(968)	136	(3,590)	(4,422)

Interest income	—	—	403	403
Other losses, net	—	—	(200)	(200)
Income tax expense	—	—	76	76

	Six Months Ended June 30, 2020
(In thousands)	Advanced Energy	OEM	Corporate & Other	Total
Sales	$6,853	$2,440	$—	$9,293

Income (loss) from operations	(7,276)	831	(7,214)	(13,659)

Interest income	—	—	223	223
Interest expense	—	—	(14)	(14)
Other income, net	—	—	412	412
Income tax benefit	—	—	(6,397)	(6,397)

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	Six Months Ended June 30, 2019
(In thousands)	Advanced Energy	OEM	Corporate & Other	Total
Sales	$9,721	$2,557	$—	$12,278

Income (loss) from operations	(4,296)	727	(6,583)	(10,152)

Interest income	—	—	826	826
Other losses, net	—	—	(495)	(495)
Income tax expense	—	—	82	82

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

International sales represented approximately 21.0% and 24.6% of total revenues for the three and six months ended June 30, 2020, respectively, as compared with 31.7% and 31.2% of total revenues for the same prior year period.

Substantially all of these sales are denominated in U.S. dollars. Revenue by geographic region, based on the customer's “ship to” location on the invoice, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Sales by Domestic and International
Domestic	$3,393	$4,540	$7,011	$8,450
International	903	2,109	2,282	3,828
Total	$4,296	$6,649	$9,293	$12,278

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

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2019, an outbreak of a novel strain of the coronavirus, COVID-19, was identified in China and has subsequently been recognized as a pandemic by the World Health Organization. The COVID-19 outbreak has severely restricted the level of economic activity around the world. In response to the COVID-19 outbreak the governments of many countries, states, cities and other geographic regions have taken preventative or protective actions, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forego their time outside of their homes. Temporary closures of businesses have been ordered and numerous other businesses have temporarily closed voluntarily. As of the date of this filing, there are strong indications that these actions are beginning to subside as governmental bodies begin to loosen restrictions. However, given the variability in measures taken, the uncertainty among any potential resurgence of COVID-19, and patients willingness to undergo elective procedures, the related financial impact cannot be reasonably estimated at this time. As a result, there could continue to be significant adverse impacts to the results of our operations into the third fiscal quarter and possibly beyond.

Prior to the spread of COVID-19 into the US and international markets, we experienced positive year-over-year growth trends in the sale of our capital and disposable products, indicating increased utilization of our technology. Beginning in late February we began to see declines in the sale of our Helium Plasma Technology in European markets. These declines continued and also spread to the North and Latin American markets in March. Towards the end of the second quarter, we began to see improved demand for our products, primarily in the US market, however the extent of this improvement remains uncertain.

We source the components used in our products from a variety of suppliers and we have collaborative arrangements with three key foreign suppliers. At this time our suppliers have experienced no significant disruptions as a result of COVID-19. We have experienced minor delays in our procurement from these suppliers as a result of the availability of shipping from third party freight carriers. These delays have not, to date, had a significant impact on our operations.

In response to COVID-19, we have taken action in these key areas:

•	Protecting the Health and Safety of our Employees: To reduce the risk to our employees and their families to potential exposure to COVID-19, we have required that all non-essential employees work remotely until further notice. We have also split the shifts of our manufacturing personnel to allow for adequate social distancing, and require all personnel to utilize personal protective equipment while on site at our facilities. We have also significantly reduced business travel and access to our facilities.

•
Maintaining Engagement of or Sales Team and Our Customers: In addition to the initiatives we have put in place to protect health and safety for all employees, we have focused our direct sales team on remaining in close contact with their existing surgeon customers to do everything they can to provide them with support during this difficult time. With

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

this goal in mind, we have implemented additional training for our sales reps in order to sharpen their ability to engage with our customers virtually. In addition to engaging with existing customers via virtual methods, our reps also continue to target and reach out to prospective accounts so that they will be well-positioned when the recovery occurs and surgeons return to conducting elective cosmetic procedures. Outside the U.S., we are closely monitoring the activities of our distributor partners and helping them navigate the challenges they face as a result of the slower demand they are seeing in their respective countries.

•	Operating Expenses: We continue to take preemptive steps to curtail spending, including implementing hiring restrictions, reducing most discretionary spending, reducing capital expenditures, and delaying certain R&D projects and clinical research studies.

•
Governmental Policy: On March 27, 2020, the U.S. government enacted the CARES Act to provide relief from COVID-19. We continue to take advantage of certain provisions of the CARES Act which are applicable to us including utilizing NOL carryback provisions and the deferral of payroll taxes. We expect that utilizing these provisions will significantly help mitigate the working capital impact COVID-19 has had on our sales and operations.

During 2020, we continue to drive sales in our Advanced Energy business by increasing the adoption and utilization of our generators and handpieces in the U.S. cosmetic surgery market and fulfilling demand from distributors in our international markets. Management estimates that our products have been sold in more than 50 countries. As of June 30, 2020, we had a direct sales force of 31 field-based selling professionals and a network of 4 independent sales agencies, led by 5 sales managers. This selling organization is focused on the use of Renuvion® in the cosmetic surgery market. In addition, we have invested in training programs and marketing-related activities to support accelerated adoption of Renuvion®.

During the first two months of 2020, our plans to host new Physician Mentor Programs, or “PMPs,” and expand our presence and educational programming at industry conferences and trade shows proceeded as expected. Our events planned for March, however, were canceled due to COVID-19. In lieu of this in-person programming, our sales, marketing and field clinical teams have been very active in engaging with our customers - and prospects - around the world. We have hosted educational events virtually where we featured some of our leading clinician customers speaking on a wide range of topics, including side-by-side results comparing Renuvion® to a leading competitor technology.

Our virtual educational events have also included case studies to illustrate how our leading clinician customers have adopted Renuvion®, their strategies for marketing and selling to new patients, and their thoughts on pricing and return on investment. We recently hosted the first installment of a planned series of webinars designed to assist our customers and prospects with opening their practices post-COVID 19. We also engaged with clinician customers outside the U.S. including hosting multiple continuing education training sessions on J-Plasma® and Renuvion® with our current international distributors and conducting multiple calls with groups of international prospects interested in learning about our Renuvion® technology.

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

Results of Operations

Sales

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2020	2019	Change	2020	2019	Change
Sales by Reportable Segment
Advanced Energy	$2,867	$5,350	(46.4)%	$6,853	$9,721	(29.5)%
OEM	1,429	1,299	10.0%	2,440	2,557	(4.6)%
Total	$4,296	$6,649	(35.4)%	$9,293	$12,278	(24.3)%
					(632,000)
Sales by Domestic and International
Domestic	$3,393	$4,540	(25.3)%	$7,011	$8,450	(17.0)%
International	903	2,109	(57.2)%	2,282	3,828	(40.4)%
Total	$4,296	$6,649	(35.4)%	$9,293	$12,278	(24.3)%

Total revenue decreased by (35.4)% and (24.3)%, or approximately $(2.4) million and $(3.0) million, for the three and six months ended June 30, 2020 when compared with the three and six months ended June 30, 2019. Advanced Energy segment sales decreased (46.4)% and (29.5)%, or approximately $(2.5) million and $(2.9) million, for the three and six months ended June 30, 2020 when compared with the three and six months ended June 30, 2019. The impact of COVID-19 resulted in decreased demand for our products, both domestically and internationally in the first half of 2020 as many of our customers' businesses were ordered closed and numerous others temporarily closed voluntarily. Sales began to recover late in the second quarter as many of our customers resumed operations in a limited capacity.

International sales represented approximately 21.0% and 24.6% of total revenues for the three and six months ended June 30, 2020, respectively, as compared with 31.7% and 31.2% of total revenues for the same prior year period. Management estimates our products have been sold in more than 50 countries through local dealers coordinated by sales and marketing personnel through our facilities in Clearwater, Florida and Sofia, Bulgaria.

Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2020	2019	Change	2020	2019	Change
Cost of sales	$2,202	$1,975	11.5%	$4,215	$4,041	4.3%
Percentage of sales	51.3%	29.7%		45.4%	32.9%

Gross profit	$2,094	$4,674	(55.2)%	$5,078	$8,237	(38.4)%
Percentage of sales	48.7%	70.3%		54.6%	67.1%	(12.5)%

Gross profit for the three months ended June 30, 2020, decreased (55.2)% year-over-year, to $2.1 million, compared to $4.7 million in the prior year. Gross margin for the three months ended June 30, 2020, was 48.7%, compared to 70.3% for the same period in 2019. Gross profit for the six months ended June 30, 2020, decreased (38.4)% year-over-year, to $5.1 million, compared to $8.2 million in the prior year. Gross margin for the six months ended June 30, 2020, was 54.6%, compared to 67.1% for the same period in 2019.

During the second fiscal quarter, we reassessed our forecasted product mix due to COVID-19, increased availability of our newer handpiece designs, and earlier than expected completion of product registrations in some of our foreign markets.  As a result, certain products were reduced to a lower carrying value, and some components were also written off as it was determined to cease further production on these models. This resulted in a decrease in gross profit of approximately $0.4 million during the three and six months ended June 30, 2020. The remaining change in gross profit margins is driven by product mix within both our Advanced Energy and OEM segments, revenue mix between our segments, geographical revenue mix, and improved product margins in our Advanced Energy segment as a result of our continued manufacturing efficiency initiatives.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Other Costs and Expenses

Our spending in the three and six months ended June 30, 2020 reflected normal business activities into February and March and then a curtailment of certain costs associated with the impact of COVID-19, including restrictions on travel. While certain spending decreased in the second quarter of 2020 as a result of a reduction in revenue and activities limited by COVID-19, some of our strategic spending will continue. For example, while we have restricted new hirings, we have no plans to reduce our headcount or furlough any employees at this time. Certain costs will decline as the related underlying activities are restricted by COVID-19, including travel, trade shows and related expenses, clinical trials and in-person physician training.

Research and development

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2020	2019	Change	2020	2019	Change
Research and Development expense	$975	$888	9.8%	$1,955	$1,618	20.8%
Percentage of sales	22.7%	13.4%		21.0%	13.2%

Research and development expenses increased 9.8% and 20.8% for the three and six months ended June 30, 2020, respectively, primarily due to spending on our two IDE clinical studies, which had applications submitted to the FDA in late 2019.

Professional services

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2020	2019	Change	2020	2019	Change
Professional services expense	$1,658	$1,661	(0.2)%	$4,047	$3,779	7.1%
Percentage of sales	38.6%	25.0%		43.5%	30.8%

Professional services expense decreased (0.2)% for the three months ended June 30, 2020, primarily attributable to decreases in physician consulting fees ($0.2 million) associated with the COVID-19 shutdown and a decrease in consulting option expense to our partner physicians ($0.3 million), as we did not grant options to our partner physicians in 2020. These decreases were partially offset by an increase in accounting and auditing fees ($0.4 million) related to recent financial statement restatements and continued efforts to remediate our internal control deficiencies and material weaknesses.

Professional services expense increased 7.1% for the six months ended June 30, 2020, primarily attributable to an increase in accounting and auditing fees ($0.7 million) related to recent financial statement restatements and continued efforts to remediate our internal control deficiencies and material weaknesses. This increase was partially offset by decreases in legal expense ($0.2 million) associated with the class action lawsuit accrual in the first quarter of 2019 and a decrease in consulting option expense to our partner physicians ($0.3 million), as we did not grant options to our partner physicians in 2020.

Salaries and related costs

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2020	2019	Change	2020	2019	Change
Salaries and related expenses	$3,439	$3,510	(2.0)%	$6,750	$6,998	(3.5)%
Percentage of sales	80.1%	52.8%		72.6%	57.0%

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

During the three and six months ended June 30, 2020, salaries and related expenses decreased approximately (2.0)% and (3.5)%, respectively, primarily driven by a decrease in accrued bonus expense in 2020. This decrease was partially offset by higher stock option expense and an increase in average headcount for the period.

Selling, general and administrative expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2020	2019	Change	2020	2019	Change
SG&A Expense	$2,189	$3,037	(27.9)%	$5,985	$5,994	(0.2)%
Percentage of sales	51.0%	45.7%		64.4%	48.8%

During the three months ended June 30, 2020, selling, general and administrative expense decreased (27.9)%, primarily driven by a decrease in travel and entertainment expense ($0.5 million), a decrease in show fees and related costs ($0.2 million) and a decrease in customer samples ($0.1 million) associated with restricted travel and decreased sales activity from COVID-19.

During the six months ended June 30, 2020, selling, general and administrative expense decreased approximately (0.2)%, primarily driven by a decrease in travel and entertainment expense ($0.3 million), a decrease in show fees and related costs ($0.2 million), a decrease in commission expense ($0.2 million) and a decrease in customer samples ($0.2 million) associated with restricted travel and decreased sales activity from COVID-19. These decreases were partially offset by higher bad debt expense ($0.6 million) related to increased uncertainty on the collection of our receivables due to the economic environment resulting from COVID-19 and an increase in insurance premiums ($0.1 million) from the prior year.

Other Income (Expense)

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2020	2019	Change	2020	2019	Change
Interest income	$7	$403	(98.3)%	$223	$826	(73.0)%
Percentage of sales	0.2%	6.1%		2.4%	6.7%
Other income (losses), net	$(14)	$(200)	(93.0)%	$412	$(495)	(183.2)%
Percentage of sales	(0.3)%	(3.0)%		4.4%	(4.0)%

Total interest income decreased (98.3)% and (73.0)% for the three and six months ended June 30, 2020, respectively, as compared with the same periods in the prior year. This decrease is due to a lower average balance, as well as a lower yield, on our investments in U.S. Treasury Securities included in cash and cash equivalents.

Other income (losses), net increased for the three and six months ended June 30, 2020, as compared with the prior year. This increase is primarily due to the receipt of refunds on tariffs paid in the prior year, offset by the recognition of a joint and several liability for failure to collect and remit payroll taxes related to stock option exercises in the prior year.

Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2020	2019	Change	2020	2019	Change
Income tax expense (benefit)	$(1,492)	$76	(2,063.2)%	$(6,397)	$82	(7,901.2)%
Effective tax rate	24.1%	(1.8)%		49.1%	(0.8)%

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Our income tax (benefit) expense was approximately $(1,492,000) and $76,000 with an effective tax rate of 24.1% and (1.8)% for the three months ended June 30, 2020 and 2019, respectively. Our income tax (benefit) expense was approximately $(6,397,000) and $82,000 with an effective tax rate of 49.1% and (0.8)% for the six months ended June 30, 2020 and 2019, respectively. The effective rate differs from the statutory rate primarily due to the release of the valuation allowance on our net operating loss carryforward from 2019. On March 27, 2020, the U.S. government enacted the CARES Act to provide relief from COVID-19. The CARES Act includes a provision that allows companies to carryback net operating losses generated in the period 2018 through 2020 to prior years. We released the full valuation allowance of approximately $3.7M on our Federal net operating loss carryforward associated with the provisions of the CARES Act.

Liquidity and Capital Resources

Our working capital at June 30, 2020 was approximately $60.2 million compared with $64.4 million at December 31, 2019. The decrease in working capital from December 31, 2019 to June 30, 2020 was primarily due to the net loss incurred by the Company during the first half of 2020 partially offset by non cash activity including stock based compensation expense and our provision for allowance for doubtful accounts.

For the six months ended June 30, 2020, net cash used in operating activities was approximately $12.4 million, which principally funded our operating loss of $13.7 million, compared with net cash used in operating activities of approximately $10.7 million million in the same period for 2019. Utilizing the provisions of the CARES Act, we recognized an income tax benefit of approximately $6.4 million in the first half of 2020, of which we expect to receive a tax refund of approximately $3.7 million by the end of 2020. We expect that utilizing the NOL carryback will significantly help mitigate the working capital impact COVID-19 has had on our sales and operations.

The CARES Act also allows us to defer the payment of payroll taxes incurred between March 27, 2020 and December 31, 2020, with half of the resulting liability due on December 31, 2021, and the remainder due on December 31, 2022. As of June 30, 2020 we deferred approximately $0.1 million in taxes utilizing this program. We expect to defer and additional $0.3 million to $0.4 million under this program by December 31, 2020.

As a result of the impact of COVID-19 on our customers, we have received multiple requests for extension on the payment of receivables. While we are committed to working with our customers to collect the receivables as expeditiously as possible, collectability of these receivables is more uncertain and we have recorded an increased allowance for doubtful accounts as a result. A primary focus for the Company in 2020 continues to be maintaining appropriate balance sheet flexibility, including cash on hand, due to the uncertain nature and unpredictable timing of the impacts of COVID-19.

Net cash used in investing activities was $0.2 million, related to investments in property and equipment.

At June 30, 2020, we had purchase commitments totaling approximately $0.5 million, substantially all of which is expected to be purchased within the next six months.

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

Accounts Receivable Reserves

We maintain a reserve for uncollectible accounts receivable. When evaluating the adequacy of the allowance for doubtful accounts, we analyze specific unremitted customer balances for known collectability issues, review historical bad debt experience, customer credit worthiness and economic trends, and we make estimates in connection with establishing the allowance for doubtful accounts, including the future impacts of current trends. Changes in estimates are reflected in the period they are made. If the financial condition of our customers deteriorates, resulting in an inability to make payments, additional allowances may be required.

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

As a result of historical losses exclusive of the sale of the Core business in 2018, and our expectation to continue to generate losses in the near future, we recorded a valuation allowance on the net deferred tax asset and do not anticipate recording an income tax benefit related to these deferred tax assets. We will reassess the realization of deferred tax assets each reporting period and will be able to reduce the valuation allowance to the extent the financial results improve and it becomes more likely than not that the deferred tax assets will be realizable. As management expects the Company to continue to generate losses in 2020 and the foreseeable future after 2020, we will continue to record a valuation allowance on the remaining deferred tax asset balance as of June 30, 2020.

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

Recent Accounting Pronouncements

See Note 3 of the Notes to Consolidated Financial Statements.

APYX MEDICAL CORPORATION

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has established and maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2020, due to the material weaknesses in our internal control over financial reporting previously identified and reported in our 2019 Annual Report on Form 10-K ("2019 Form 10-K") which, as described below, continue to exist, our disclosure controls and procedures were not effective.

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

•
As of December 31, 2019 we had identified the following three material weaknesses:An ineffective control environment requiring additional qualified accounting personnel with an appropriate level of knowledge and experience with generally accepted accounting principles. This was a deficiency from the prior year that had not been fully

APYX MEDICAL CORPORATION

remediated.

•
Ineffective control activities due to the lack of documentation and timeliness in executing certain business process controls, specifically related to procure to pay and inventory processes and footnote reporting disclosures related to income tax accounts, primarily related to our United States operations. This was a deficiency from the prior year that had not been fully remediated.

•	Ineffective control activities over financial reporting in our Bulgarian subsidiary related to the purchasing of goods and services, including the processing and payment of vendor invoices.

As of June 30, 2020, we continue our remediation efforts related to these deficiencies.

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

As of June 30, 2020, our remediation of these deficiencies is incomplete.

Changes in Internal Control Over Financial Reporting

Except as set forth above, there were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2020 that materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.

APYX MEDICAL CORPORATION

PART II.     Other Information

ITEM 1. Legal Proceedings

The medical device industry is characterized by frequent claims and litigation, and we are and may become subject to various claims, lawsuits and proceedings in the ordinary course of our business. Such claims may include claims by current or former employees, distributors and competitors, claims concerning the marketing and promotion of our products and product liability claims.

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

On April 17, 2019, a complaint (the “Complaint”) was filed in the United States District Court for the Middle District of Florida, against the Company and Charles D. Goodwin, the Company’s President and Chief Executive Officer and a member of the Company’s Board of Directors, alleging certain violations of the Securities Exchange Act of 1934, as amended.  On July 16, 2019, the Court appointed lead plaintiff for the putative class and approved the lead plaintiff’s selection of counsel. On September 3, 2019, lead plaintiff filed an amended complaint (the “Amended Complaint”) with the Court.

The Amended Complaint seeks class action status on behalf of all persons and entities that acquired the Company’s securities between December 21, 2018 and April 1, 2019, and alleges violations by the Company and Goodwin of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended and Rule 10b-5 thereunder, primarily related to certain public statements concerning the Premarket Notification 510(k) submission made to the US Food and Drug Administration for a new indication for the Company’s J-Plasma® technology for use in dermal resurfacing procedures.  On October 3, 2019, defendants filed a motion to dismiss the Amended Complaint, and on March 11, 2020, the Court denied that motion.  On July 10, 2020, the parties executed a settlement agreement, which is subject to Court approval. The Court preliminarily approved the settlement on July 21, 2020. The settlement agreement provides for the dismissal of the action with prejudice. At June 30, 2020, approximately $670,000 of the $1,000,000 insurance deductible is unpaid and is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet. During July 2020, substantially all of the unpaid deductible was paid.

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

ITEM 1A. Risk factors

There have been no material changes to the Risk Factors described in Part I, Item1A-Risk Factors in our annual report on Form10-K for the year ended December 31, 2019 other than the following:

THE COVID-19 Pandemic has had and continues to have a material and adverse affect on our business

Our global operations expose us to risks associated with public health crises and outbreaks of epidemic, pandemic, or contagious diseases, such as the current outbreak of COVID-19. To date, COVID-19 has had, and may continue to have, a material and adverse impact on our operations. Due to these impacts and measures, we have experienced and may continue to experience significant and unpredictable reductions in the demand for our products as actions taken by governmental bodies have restricted our customers' business activities. There continues to be a significant amount of uncertainty as to when these restrictions will be lifted and when patients will choose to undergo the elective procedures provided by our customers. While many of our customers have begun to

APYX MEDICAL CORPORATION

experience positive trends in these restrictions being lifted and some patients have started elective procedures again, there is no guarantee that restrictions won't be reinstated or that patients will not choose to forgo elective procedures. In addition, our customers may delay, cancel or redirect planned capital expenditures in order to focus resources on COVID-19 or in response to continued economic disruption related to COVID-19.

As a result of the COVID-19 outbreak, many businesses experienced temporary closures of facilities as a result of being considered non-essential businesses. As performers of elective procedures, these temporary closures have impacted many of our customers and materially reduced demand for our products. As a medical device company, while we have currently been exempt from these guidelines and have largely continued operations, if we continue to experience future materially reduced demand for our products, we may have to scale back our operations. In addition, if the guidelines change, we or our suppliers could be impacted, and we could be adversely affected through supply chain interruptions, manufacturing restrictions or labor restrictions.

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

Apyx Medical Corporation

Date: August 10, 2020	By:	/s/ Charles D. Goodwin II
Charles D. Goodwin II
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 10, 2020	By:	/s/ Tara Semb
Tara Semb
Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer)