Form 10-Q
period 2020-09-30
Apyx Medical Corp
filed 2020-11-09
CIK 719135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
	Commission File Number:	0-12183

APYX MEDICAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	11-2644611
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

As of November 5, 2020, 34,274,771 shares of the registrant’s $0.001 par value common stock were outstanding.

APYX MEDICAL CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended September 30, 2020
(Unaudited)

PART I.     Financial Information

ITEM 1. Condensed Consolidated Financial Statements

APYX MEDICAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data, Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$43,539	$58,812
Trade accounts receivable, net of allowance of $760 and $273	6,154	7,987
Income tax receivables	7,238	426
Other receivables	1,158	1,233
Inventories, net of provision for obsolescence of $537 and $392	5,416	5,068
Prepaid expenses and other current assets	4,159	3,207
Total current assets	67,664	76,733
Property and equipment, net of accumulated depreciation and amortization of $4,677 and $4,403	6,348	6,618
Operating lease right-of-use assets	266	350
Finance lease right-of-use assets	629	653
Other assets	508	391
Total assets	$75,415	$84,745

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,479	$2,438
Accrued expenses and other liabilities	6,588	9,396
Current portion of operating lease liabilities	118	108
Current portion of finance lease liabilities	269	229
Related party note payable	140	140
Total current liabilities	9,594	12,311
Long-term operating lease liabilities	153	235
Long-term finance lease liabilities	347	421
Contract liabilities	583	405
Other liabilities	400	114
Total liabilities	11,077	13,486
EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized; 34,222,505 issued and outstanding as of September 30, 2020, and 34,312,527 issued and 34,169,952 outstanding as of December 31, 2019	34	34
Additional paid-in capital	60,014	56,708
Retained earnings	4,148	14,517
Total stockholders' equity	64,196	71,259
Non-controlling interest	142	—
Total equity	64,338	71,259
Total liabilities and equity	$75,415	$84,745

The accompanying notes are an integral part of the condensed consolidated financial statements.

APYX MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Sales	$6,954	$7,575	$16,247	$19,853
Cost of sales	2,229	2,281	6,444	6,322
Gross profit	4,725	5,294	9,803	13,531
Other costs and expenses:
Research and development	1,047	1,016	3,002	2,634
Professional services	1,835	2,039	5,882	5,818
Salaries and related costs	3,508	3,159	10,258	10,157
Selling, general and administrative	2,706	3,836	8,691	9,830
Total other costs and expenses	9,096	10,050	27,833	28,439
Loss from operations	(4,371)	(4,756)	(18,030)	(14,908)
Interest income	10	327	233	1,153
Interest expense	(25)	—	(39)	—
Other (loss) income, net	(63)	230	349	(265)
Total other (loss) income, net	(78)	557	543	888
Loss before income taxes	(4,449)	(4,199)	(17,487)	(14,020)
Income tax (benefit) expense	(715)	171	(7,112)	253
Net loss	(3,734)	(4,370)	(10,375)	(14,273)
Net loss attributable to non-controlling interest	(6)	—	(6)	—
Net loss attributable to Apyx	$(3,728)	$(4,370)	$(10,369)	$(14,273)

Earnings (loss) per Share:
Basic and diluted	$(0.11)	$(0.13)	$(0.30)	$(0.42)

The accompanying notes are an integral part of the condensed consolidated financial statements.

APYX MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, Unaudited)

Three months ended September 30, 2019 and 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Non-controlling Interest	Total Equity
	Shares	Par Value
Balance June 30, 2019	33,921	$34	$55,086	$24,320	$—	$79,440
Options exercised for cash	21	—	39	—	—	39
Stock based compensation	—	—	543	—	—	543
Shares issued on net settlement of stock options	35	—	—	—	—	—
Net loss	—	—	—	(4,370)	—	(4,370)
Balance September 30, 2019	33,977	$34	$55,668	$19,950	$—	$75,652

Balance June 30, 2020	34,202	$34	$58,926	$7,876	$—	$66,836
Contributions from non-controlling interest	—	—	—	—	148	148
Options exercised for cash	10	—	25	—	—	25
Stock based compensation	—	—	1,063	—	—	1,063
Shares issued on net settlement of stock options	11	—	—	—	—	—
Net loss	—	—	—	(3,728)	(6)	(3,734)
Balance September 30, 2020	34,223	$34	$60,014	$4,148	$142	$64,338

Nine months ended September 30, 2019 and 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Non-controlling Interest	Total
	Shares	Par Value
Balance December 31, 2018	33,705	$34	$52,920	$34,223	$—	$87,177
Options exercised for cash	51	—	154	—	—	154
Stock based compensation	—	—	2,594	—	—	2,594
Shares issued on net settlement of stock options	221	—	—	—	—	—
Net loss	—	—	—	(14,273)	—	(14,273)
Balance September 30, 2019	33,977	$34	$55,668	$19,950	$—	$75,652

Balance December 31, 2019	34,170	$34	$56,708	$14,517	$—	$71,259
Contributions from non-controlling interest	—	—	—	—	148	148
Options exercised for cash	20	—	97	—	—	97
Stock based compensation	—	—	3,209	—	—	3,209
Shares issued on net settlement of stock options	33	—	—	—	—	—
Net loss	—	—	—	(10,369)	(6)	(10,375)
Balance September 30, 2020	34,223	$34	$60,014	$4,148	$142	$64,338

The accompanying notes are an integral part of the condensed consolidated financial statements.

APYX MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(10,375)	$(14,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	662	510
Provision for inventory obsolescence	427	36
Loss on disposal of property and equipment	—	19
Stock based compensation	3,209	2,594
Net, non cash lease expense	—	2
Unrealized gain on short term investments	—	(164)
Provision (benefit) for allowance for doubtful accounts	486	(238)
Changes in operating assets and liabilities:
Trade receivables	1,389	(2,397)
Income tax receivables, prepaid expenses and other assets	(7,793)	(1,202)
Inventories	(717)	(1,772)
Accounts payable	15	50
Accrued and other liabilities	(2,352)	1,611
Net cash used in operating activities	(15,049)	(15,224)
Cash flows from investing activities
Purchases of property and equipment	(193)	(1,076)
Purchases of marketable securities	—	(18,884)
Proceeds from maturities of marketable securities	—	80,726
Net cash (used in) provided by investing activities	(193)	60,766
Cash flows from financing activities
Proceeds from stock option exercises	97	154
Repayment of finance lease liabilities	(184)	(2)
Contributions from non-controlling interests	148	—
Net cash provided by financing activities	61	152
Effect of exchange rates on cash	(92)	(18)
Net change in cash and cash equivalents	(15,273)	45,676
Cash and cash equivalents, beginning of period	58,812	16,596
Cash and cash equivalents, end of period	$43,539	$62,272

Cash paid for:
Interest	$39	$—
Income taxes	54	248

Non cash activities:
Right-of-use assets capitalized and lease liabilities recognized upon adoption of Topic 842	$—	$212
Right-of-use assets capitalized and lease liabilities recognized upon lease remeasurement	—	207
Right-of-use assets capitalized and lease liabilities recognized upon execution of lease	150	662
Transfer of other assets to property and equipment	—	42
Transfer of inventory from property and equipment	10	264

The accompanying notes are an integral part of the condensed consolidated financial statements.

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

In March 2020, the World Health Organization recognized the novel strain of coronavirus ("COVID-19"), as a pandemic. This pandemic has severely restricted the level of economic activity around the world. In response, the governments of many countries, states, cities and other geographic regions have taken preventative or protective actions, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forego their time outside of their homes. The long-term impact of the COVID-19 pandemic on our business continues to be highly uncertain and difficult to predict as the environment created by the pandemic is rapidly changing. In late February, we began to experience the effects of the pandemic which have been material and adverse on our business. However, starting late in the second quarter and continuing through the third quarter, we started to see positive indications in our business. We believe the severity of the impact of the COVID-19 pandemic on our business will continue to depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on our customers and suppliers, all of which are uncertain and cannot be predicted.

Most of the procedures performed using our Helium Plasma Technology are elective, and as a result many of our customers have been affected by the actions taken by various governmental authorities requiring non-essential businesses to shut down temporarily. As these shut-downs have begun to be reversed, we have started to see an increase in demand for elective cosmetic and plastic surgery procedures, resulting in higher than expected revenues in our Advanced Energy segment. In international markets, a greater portion of these procedures are performed in a hospital, and it is less certain when elective procedures will fully return to normal.. While we experienced a significant decline in sales towards the end of our first fiscal quarter, we began to see an increase in sales towards the end of our second fiscal quarter, which continued through the third quarter, as local jurisdictions started to re-open. As cases have started to increase again, it is unknown whether these trends will continue. The full extent to which the COVID-19 pandemic may materially and adversely impact the Company's future financial position, liquidity, or results of operations remains uncertain.

The accompanying unaudited condensed consolidated financial statements have been prepared based upon SEC rules that permit reduced disclosure for interim periods. For a more complete discussion of significant accounting policies and certain other information, please refer to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. These condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of results of consolidated operations and financial condition for the interim periods shown, including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year.

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 2.     CHANGE IN ACCOUNTING POLICY

During 2019, we began granting stock option awards deeper within the organization. We do not have sufficient experience with grants to these employees and we have experienced challenges in developing reliable forfeiture estimates at the grant date. Accounting for revising the forfeiture estimates has been burdensome. Accounting Standards Codification 718, Compensation-Stock Compensation, prescribes two methods for accounting for forfeitures on stock option awards, either the estimation method utilized by the Company previously, or by accounting for forfeitures as they occur. On January 1, 2020, we made an accounting policy election change and began accounting for forfeitures on stock option awards using actual forfeitures. This accounting policy election change was made on a retrospective basis. However, the changes to the current and prior periods were determined to be immaterial and there have been no changes to previously reported results as a result of the change.

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

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 4.     DISPOSAL OF BUSINESS

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

In connection with the Asset Purchase Agreement, we entered into an Electro Surgical Disposables and Accessories, Cauteries and Other Products Supply Agreement with Symmetry for a four-year term, whereby we will manufacture certain Core products and sell them to Symmetry at agreed upon prices. Any activity resulting from this agreement is netted and reported in our Condensed Consolidated Statements of Operations as other income or (loss). Core activity for the three months ended September 30, 2020 amounted to $1.8 million with cost of sales equivalents of $1.6 million and related other expenses of $0.3 million for net other (loss) of $0.1 million. Core activity for the three months ended September 30, 2019 amounted to $2.5 million with cost of sales equivalents of $2.2 million and related other expenses of $0.1 million for net other income of $0.2 million. Core activity for the nine months ended September 30, 2020 amounted to $6.9 million with cost of sales equivalents of $6.1 million and related other expenses of $0.5 million for net other income of $0.3 million. Core activity for the nine months ended September 30, 2019 amounted to $6.9 million with cost of sales equivalents of $6.6 million and related other expenses of $0.2 million for net other income of $0.1 million.

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 5.     INVENTORIES

Inventories are stated at the lower of cost or net realizable values. Cost is determined on a first in, first out basis. Finished goods and work-in-process inventories include material, labor and overhead costs. Factory overhead costs are primarily allocated to inventory manufactured in-house based upon direct labor hours.

Inventories consisted of the following:

(In thousands)	September 30, 2020	December 31, 2019
Raw materials	$2,487	$2,935
Work in process	1,522	1,209
Finished goods	1,944	1,316
Gross inventories	5,953	5,460
Less: provision for obsolescence	(537)	(392)
Inventories, net	$5,416	$5,068

During the second quarter of 2020, we reassessed our forecasted product mix due to COVID-19, increased availability of our newer handpiece designs, and earlier than expected completion of product registrations in some of our foreign markets.  As a result, certain products were reduced to a lower carrying value, and some components were also written down as we determined to cease further production on these older models. The total impairment was approximately $400,000 and is included in cost of sales in the accompanying consolidated statement of operations for the nine months ended September 30, 2020.

NOTE 6.     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	September 30, 2020	December 31, 2019
Accrued payroll	$497	$694
Accrued bonuses	—	1,306
Accrued commissions	620	877
Accrued product warranties	471	452
Accrued insurance	632	1,170
Accrued professional fees	744	1,383
Joint and several payroll liability	1,045	1,045
Uncertain tax positions	1,616	1,491
Other accrued expenses and current liabilities	963	978
Total accrued expenses and other current liabilities	$6,588	$9,396

NOTE 7.     NON-CONTROLLING INTEREST

In late 2019, we executed a joint venture agreement with our Chinese supplier ("China JV"). The agreement requires the Company to make a capital contribution into the newly formed entity of approximately $360,000, of which approximately $154,000 was contributed during the three months ended September 30, 2020. As of the date of these condensed consolidated financial statements, the joint venture has not commenced principal operations.

Changes in our ownership interest in our 51% owned China JV were as follows:

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

(In thousands)	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Beginning interest in China JV	$—	$—
Contributions	154	154
Net loss attributable to Apyx	(6)	(6)
Ending interest in China JV	$148	$148

NOTE 8.     EARNINGS (LOSS) PER SHARE

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2020	2019	2020	2019
Numerator:
Net loss attributable to Apyx	$(3,728)	$(4,370)	$(10,369)	$(14,273)

Denominator:
Weighted average shares outstanding - basic and diluted	34,216	34,078	34,193	34,039

Earnings (loss) per share:
Basic and diluted	$(0.11)	$(0.13)	$(0.30)	$(0.42)

Anti-dilutive instruments excluded from diluted loss per common share:
Restricted stock	45	90	45	90
Options	5,028	4,060	5,028	4,060

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 9.     STOCK-BASED COMPENSATION

Under our stock option plans, our board of directors may grant restricted stock and options to purchase common shares to our employees, officers, directors and consultants. We account for stock options in accordance with FASB ASC Topic 718, Compensation - Stock Compensation, with stock-based compensation expense recognized over the vesting period based on the fair value on the grant date utilizing a trinomial lattice model through 2018 and the Black Scholes model for grants in 2019 and 2020, both of which include a number of estimates that affect the grant date fair value and the amount of expense to recognize.

We recognized approximately $1,063,000 and $3,209,000, respectively, in stock-based compensation expense during the three and nine months ended September 30, 2020, as compared with $543,000 and $2,594,000, respectively, for the three and nine months ended September 30, 2019.

Stock option activity is summarized as follows:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2019	3,966,858	$4.67
Granted	1,376,900	7.94
Exercised	(81,131)	3.03
Canceled and forfeited	(234,600)	7.57
Outstanding at September 30, 2020	5,028,027	$5.45

We allow stock option holders to exercise stock-based awards by surrendering stock-based awards with an intrinsic value equal to the cumulative exercise price of stock-based awards being exercised, referred to as net settlements. These surrenders are included in stock options exercised in the options rollforward above. For the three months ended September 30, 2020 and 2019, respectively, we received 16,140 and 26,572 options as payment in the exercise of 10,610 and 34,928 options. For the nine months ended September 30, 2020 and 2019, respectively, we received 29,149 and 118,170 options as payment in the exercise of 32,637 and 220,879 options.

Common shares required to be issued upon the exercise of stock options would be issued from our authorized and unissued shares. We calculated the grant date fair value of options granted in 2020 ("2020 Grants") utilizing a Black Scholes model with an expected life calculated via the simplified method.

	2020 Grants
Strike price	$4.98	-	$8.18
Risk-free rate	0.3%	-	1.7%
Expected dividend yield	—
Expected volatility	65.9%	-	70.1%
Expected term (in years)	6

NOTE 10.     INCOME TAXES

On March 27, 2020, the U.S. government enacted the CARES Act to provide relief from COVID-19. The CARES Act includes a provision that allows companies to carryback net operating losses (NOL’s) generated in the period 2018 through 2020 to prior years. In conjunction with the disposition of the Core business in 2018, we generated a significant amount of taxable income in 2018. Subsequent to this, we generated net losses in 2019 and through the first three quarters of 2020. For the net losses generated in 2019, we previously recorded a full valuation allowance on the deferred tax assets associated with our NOL carryforwards due to realization of the NOL not being probable under then existing tax law. The CARES Act makes these assets realizable, and as of the date of the CARES Act, we have recognized an income tax benefit of approximately $3.7 million associated with the release of the valuation allowance on our Federal NOL carryforward related to 2019. We also recognized income tax benefits of approximately $0.8 million and $3.3 million, related to our loss before income taxes for the three and

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

nine months ended September 30, 2020, respectively. There are approximately $2.4 million of 2018 Federal income tax payments available to offset against any other 2020 losses that may be incurred.

Our income tax (benefit) expense was approximately $(715,000) and $171,000 with an effective tax rate of 16.1% and (4.1)% for the three months ended September 30, 2020 and 2019, respectively. Our income tax (benefit) expense was approximately $(7,112,000) and $253,000 with an effective tax rate of 40.7% and (1.8)% for the nine months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020, the effective rate differs from the statutory rate primarily due to the release of the valuation allowance on our NOL carryforward from 2019. For the three months ended September 30, 2020, and the three and nine months ended September 30, 2019, the effective rate differs from the statutory rate primarily due to interest and penalties on our uncertain tax positions.

We have gross unrecognized tax benefits of approximately $1,313,000 at September 30, 2020. We recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in our condensed consolidated financial statements. As of September 30, 2020, we had approximately $300,000 in accrued interest and penalties related to unrecognized tax benefits. Included in the income tax benefit for the three and nine months ended September 30, 2020, respectively are approximately $43,000 and $125,000 of interest and penalties on the Company's uncertain tax positions. If the Company were to prevail on all uncertain tax positions, the resulting impact will be material as the Company will recognize approximately $1,616,000 of income tax benefits in the consolidated statement of operations. It is expected that all of the uncertain tax positions should be resolved by October 2022.

NOTE 11.     COMMITMENTS AND CONTINGENCIES

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

The Amended Complaint seeks class action status on behalf of all persons and entities that acquired the Company’s securities between December 21, 2018 and April 1, 2019, and alleges violations by the Company and Goodwin of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended and Rule 10b-5 thereunder, primarily related to certain public statements concerning the Premarket Notification 510(k) submission made to the US Food and Drug Administration for a new indication for the Company’s J-Plasma® technology for use in dermal resurfacing procedures.  On October 3, 2019, defendants filed a motion to dismiss the Amended Complaint, and on March 11, 2020, the Court denied that motion.  On July 10, 2020, the parties executed a settlement agreement, which was subject to Court approval. The Court preliminarily approved the settlement on July 21, 2020. The settlement agreement provides for the dismissal of the action with prejudice. On November 6, 2020, the Court issued its final order approving the settlement and dismissing the action and all claims contained in the Amended Complaint with prejudice. At September 30, 2020, we have settled and fully paid all obligations related to this matter.

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

Purchase Commitments

At September 30, 2020, we had purchase commitments totaling approximately $1,800,000, substantially all of which is expected to be purchased within the next six months.

China Joint Venture

Our agreement in the China joint venture requires the Company to make a capital contribution into the newly formed entity of $357,000. As of the date of these consolidated financial statements, approximately $203,000 of our capital commitment remains to be funded.

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 12.     RELATED PARTY TRANSACTIONS

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

In addition, as part of the purchase of the Bulgaria manufacturing facility, Mr. Shilev was issued a note payable for $140,000 to be paid 5 years after the original purchase date, which came due in October 2020. The note was paid in full on October 20, 2020.

The partner in our China joint venture is also a supplier of the Company. During the three and nine months ended September 30, 2020, we made purchases from this supplier of approximately $410,000 and $1,250,000, respectively. At September 30, 2020, we owed this supplier approximately $123,000.

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

Our reportable segments are principally organized and managed as two operating segments: Advanced Energy and OEM. "Corporate & Other" includes certain unallocated corporate and administrative costs which were not specifically attributed to any reportable segment. The OEM segment is primarily development and manufacturing contract and product driven, all related expenses are recorded as cost of sales, therefore no segment specific operating expenses are incurred.

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Summarized financial information with respect to reportable segments is as follows:

	Three Months Ended September 30, 2020
(In thousands)	Advanced Energy	OEM	Corporate & Other	Total
Sales	$5,479	$1,475	$—	$6,954

Income (loss) from operations	(1,095)	556	(3,832)	(4,371)

Interest income	—	—	10	10
Interest expense	—	—	(25)	(25)
Other loss, net	—	—	(63)	(63)
Income tax benefit	—	—	(715)	(715)

	Three Months Ended September 30, 2019
(In thousands)	Advanced Energy	OEM	Corporate & Other	Total
Sales	$6,094	$1,481	$—	$7,575

Income (loss) from operations	(1,357)	268	(3,667)	(4,756)

Interest income	—	—	327	327
Other income, net	—	—	230	230
Income tax expense	—	—	171	171

	Nine Months Ended September 30, 2020
(In thousands)	Advanced Energy	OEM	Corporate & Other	Total
Sales	$12,332	$3,915	$—	$16,247

Income (loss) from operations	(8,371)	1,387	(11,046)	(18,030)

Interest income	—	—	233	233
Interest expense	—	—	(39)	(39)
Other income, net	—	—	349	349
Income tax benefit	—	—	(7,112)	(7,112)

	Nine Months Ended September 30, 2019
(In thousands)	Advanced Energy	OEM	Corporate & Other	Total
Sales	$15,815	$4,038	$—	$19,853

Income (loss) from operations	(5,653)	995	(10,250)	(14,908)

Interest income	—	—	1,153	1,153
Other loss, net	—	—	(265)	(265)
Income tax expense	—	—	253	253

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

International sales represented approximately 25.0% and 24.8% of total revenues for the three and nine months ended September 30, 2020, respectively, as compared with 26.7% and 29.5% of total revenues for the same prior year period.

Substantially all of our sales are denominated in U.S. dollars. Revenue by geographic region, based on the customer's “ship to” location on the invoice, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Sales by Domestic and International
Domestic	$5,214	$5,552	$12,225	$14,002
International	1,740	2,023	4,022	5,851
Total	$6,954	$7,575	$16,247	$19,853

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
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

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2019 ("2019 Form 10-K"), an outbreak of a novel strain of the coronavirus, COVID-19, was identified in China and has subsequently been recognized as a pandemic by the World Health Organization. The COVID-19 outbreak has severely restricted the level of economic activity around the world. In response to the COVID-19 outbreak the governments of many countries, states, cities and other geographic regions have taken preventative or protective actions, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forego their time outside of their homes. Temporary closures of businesses in some jurisdictions have been ordered and numerous other businesses have temporarily closed voluntarily. Many other businesses are operating at reduced capacity. Given the variability in measures taken, the uncertainty of any potential resurgence of COVID-19, the overall economic effects of these restrictions and patients' willingness to undergo elective procedures, the related financial impact cannot be reasonably estimated at this time. As a result, there could continue to be significant adverse impacts to the results of our operations into the fourth fiscal quarter and possibly beyond.

Prior to the spread of COVID-19 into the US and international markets, we experienced positive year-over-year growth trends in the sale of our capital and disposable products, indicating increased utilization of our technology. Beginning in late February we began to see declines in the sale of our Helium Plasma Technology in European markets. These declines continued and also spread to the North and Latin American markets in March. Towards the end of the second quarter, and through the third quarter, we began to see improved demand for our products, primarily in the U.S. market, however the sustainability of this improvement remains uncertain.

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
•Maintaining Engagement of or Sales Team and Our Customers: In addition to the initiatives we have put in place to protect health and safety for all employees, we have focused our direct sales team on remaining in close contact with

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

their existing surgeon customers to do everything they can to provide them with support during this difficult time. With this goal in mind, we have implemented additional training for our sales reps in order to sharpen their ability to engage with our customers virtually. In addition to engaging with existing customers via virtual methods, our reps also continue to target and reach out to prospective accounts so that they will be well-positioned when the recovery occurs and surgeons return to conducting elective cosmetic procedures. Outside the U.S., we are closely monitoring the activities of our distributor partners and helping them navigate the challenges they face as a result of the slower demand they are seeing in their respective countries.
•Operating Expenses: We continue to take preemptive steps to curtail spending, including implementing hiring restrictions, reducing most discretionary spending, reducing capital expenditures, and delaying certain R&D projects and clinical research studies.
•Governmental Policy: On March 27, 2020, the U.S. government enacted the CARES Act to provide relief from COVID-19. We continue to take advantage of certain provisions of the CARES Act which are applicable to us, including utilizing NOL carryback provisions and the deferral of payroll taxes. We expect that utilizing these provisions will significantly help mitigate the working capital impact COVID-19 has had on our sales and operations.

During 2020, we continue to drive sales in our Advanced Energy business by increasing the adoption and utilization of our generators and handpieces in the U.S. cosmetic surgery market and fulfilling demand from distributors in our international markets. Management estimates that our products have been sold in more than 50 countries. As of September 30, 2020, we had a direct sales force of 31 field-based selling professionals and a network of 4 independent sales agencies, led by 5 sales managers. This selling organization is focused on the use of Renuvion® in the cosmetic surgery market. In addition, we have invested in training programs and marketing-related activities to support accelerated adoption of Renuvion®.

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

Our reportable segments are principally organized and managed as two operating segments: Advanced Energy and OEM. "Corporate & Other" includes certain unallocated corporate and administrative costs which were not specifically attributed to any reportable segment. The OEM segment is primarily development and manufacturing contract and product driven, all related expenses are recorded as cost of sales, therefore no segment specific operating expenses are incurred.

We strongly encourage investors to visit our website: www.apyxmedical.com to view the most current news and to review our filings with the Securities and Exchange Commission.

Results of Operations

Sales

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2020	2019	Change	2020	2019	Change
Sales by Reportable Segment
Advanced Energy	$5,479	$6,094	(10.1)%	$12,332	$15,815	(22.0)%
OEM	1,475	1,481	(0.4)%	3,915	4,038	(3.0)%
Total	$6,954	$7,575	(8.2)%	$16,247	$19,853	(18.2)%
					(632,000)
Sales by Domestic and International
Domestic	$5,214	$5,552	(6.1)%	$12,225	$14,002	(12.7)%
International	1,740	2,023	(14.0)%	4,022	5,851	(31.3)%
Total	$6,954	$7,575	(8.2)%	$16,247	$19,853	(18.2)%

Total revenue decreased by (8.2)% and (18.2)%, or approximately $(0.6) million and $(3.6) million, for the three and nine months ended September 30, 2020, respectively, when compared with the three and nine months ended September 30, 2019. Advanced Energy segment sales decreased (10.1)% and (22.0)%, or approximately $(0.6) million and $(3.5) million, for the three and nine months ended September 30, 2020, respectively, when compared with the three and nine months ended September 30, 2019. The impact of COVID-19 has resulted in decreased demand for our products, both domestically and internationally in the first three quarters of 2020, although, sales began to recover late in the second quarter, and through the third quarter as many of our customers resumed operations in a limited capacity. However, we continue to see reduced demand for our products, both domestically and internationally, from our pre-COVID-19 levels.

International sales represented approximately 25.0% and 24.8% of total revenues for the three and nine months ended September 30, 2020, respectively, as compared with 26.7% and 29.5% of total revenues for the same prior year period. Management estimates our products have been sold in more than 50 countries through local dealers coordinated by sales and marketing personnel through our facilities in Clearwater, Florida and Sofia, Bulgaria.

Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2020	2019	Change	2020	2019	Change
Cost of sales	$2,229	$2,281	(2.3)%	$6,444	$6,322	1.9%
Percentage of sales	32.1%	30.1%		39.7%	31.8%

Gross profit	$4,725	$5,294	(10.7)%	$9,803	$13,531	(27.6)%
Percentage of sales	67.9%	69.9%		60.3%	68.2%
Gross profit for the three months ended September 30, 2020, decreased (10.7)% to $4.7 million, compared to $5.3 million for the same period in the prior year. Gross margin for the three months ended September 30, 2020, was 67.9%, compared to 69.9% for the same period in 2019. Our decrease in profit margins for the three months ended September 30, 2020 as compared to the same period in the prior year is primarily attributable to product mix within our Advanced Energy segment and higher OEM segment sales as a percentage of total sales. These were partially offset by improved product margins within our Advanced Energy segment as a result of our continued manufacturing efficiency initiatives and improved margins attributable to product mix within our OEM segment.

Gross profit for the nine months ended September 30, 2020, decreased (27.6)% to $9.8 million, compared to $13.5 million for the same period in the prior year. Gross margin for the nine months ended September 30, 2020, was 60.3%, compared to 68.2% for the same period in 2019. During the second quarter, we reassessed our forecasted product mix due to COVID-19, increased availability of our newer handpiece designs, and earlier than expected completion of product registrations in some of our foreign markets. As a result, certain products were reduced to a lower carrying value, and some components were also written off as it was determined to cease further production on these models. This resulted in a decrease in gross profit of approximately $0.4 million during the nine months ended September 30, 2020. The remaining decrease in gross profit margin is

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

driven by product mix within our Advanced Energy segment, and higher OEM segment sales as a percentage of total sales. These decreases are partially offset by geographical revenue mix within our Advanced Energy segment and improved product margins in our Advanced Energy segment as a result of our continued manufacturing efficiency initiatives.

Other Costs and Expenses

Our spending in the three and nine months ended September 30, 2020 reflected normal business activities into February and March and then a curtailment of certain costs associated with the impact of COVID-19 through most of the third quarter, including restrictions on travel which are still continuing. While certain spending decreased as a result of a reduction in revenue and activities limited by COVID-19, some of our strategic spending has and will continue. For example, while we have restricted new hirings, we have no plans to reduce our headcount or furlough any employees at this time. Certain costs declined and continue to remain below previously expected levels as the related underlying activities are restricted by COVID-19, including travel, trade shows and related expenses, clinical trials and in-person physician training.

Research and development

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2020	2019	Change	2020	2019	Change
Research and Development expense	$1,047	$1,016	3.1%	$3,002	$2,634	14.0%
Percentage of sales	15.1%	13.4%		18.5%	13.3%

Research and development expenses increased 3.1% and 14.0% for the three and nine months ended September 30, 2020, respectively, primarily due to spending on our two investigational device exemption (IDE) clinical studies, which had applications submitted to the FDA in late 2019.

Professional services

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2020	2019	Change	2020	2019	Change
Professional services expense	$1,835	$2,039	(10.0)%	$5,882	$5,818	1.1%
Percentage of sales	26.4%	26.9%		36.2%	29.3%

Professional services expense decreased (10.0)% for the three months ended September 30, 2020, primarily attributable to a decrease in physician consulting fees ($0.3 million), partially offset by an increase in accounting and auditing fees ($0.1 million) related to our change in our independent accounting firm during the quarter.

Professional services expense increased 1.1% for the nine months ended September 30, 2020, primarily attributable to an increase in accounting and auditing fees ($0.8 million) related to recent financial statement restatements and continued efforts to remediate our internal control deficiencies and material weaknesses. This increase was partially offset by decreases in legal expense ($0.2 million) associated with the class action lawsuit and a decrease in option expense related to options granted to our partner physicians ($0.5 million), as additional grants did not occur in 2020.

Salaries and related costs

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2020	2019	Change	2020	2019	Change
Salaries and related expenses	$3,508	$3,159	11.0%	$10,258	$10,157	1.0%
Percentage of sales	50.4%	41.7%		63.1%	51.2%

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

During the three and nine months ended September 30, 2020, salaries and related expenses increased approximately 11.0% and 1.0%, respectively, primarily driven by higher stock option expense ($0.5 million and $1.2 million, respectively). These increases were partially offset by lower bonus expense in 2020 ($0.4 million and $0.9 million, respectively).

Selling, general and administrative expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2020	2019	Change	2020	2019	Change
SG&A Expense	$2,706	$3,836	(29.5)%	$8,691	$9,830	(11.6)%
Percentage of sales	38.9%	50.6%		53.5%	49.5%

During the three months ended September 30, 2020, selling, general and administrative expense decreased (29.5)%, primarily driven by decreases in travel and entertainment expense ($0.3 million), advertising including show fees and related costs ($0.3 million), commissions on Advanced Energy sales ($0.2 million), training expenses ($0.1 million), and a decrease in regulatory registration and related quality audit expenses associated with reduced governmental activity due to COVID-19 ($0.1 million).

During the nine months ended September 30, 2020, selling, general and administrative expense decreased approximately (11.6)%, primarily driven by decreases in travel and entertainment expense ($0.6 million), commissions on Advanced Energy sales ($0.4 million), advertising including show fees and related costs ($0.4 million), and a decrease in customer samples ($0.2 million) associated with restricted travel and decreased sales activity from COVID-19. These decreases were partially offset by higher bad debt expense ($0.6 million) related to increased uncertainty on the collection of our receivables due to the economic environment resulting from COVID-19.

Other Income (Expense)

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2020	2019	Change	2020	2019	Change
Interest income	$10	$327	(96.9)%	$233	$1,153	(79.8)%
Percentage of sales	0.1%	4.3%		1.4%	5.8%
Other income (loss), net	(63)	$230	(127.4)%	349	$(265)	231.7%
Percentage of sales	(0.9)%	3.0%		2.1%	(1.3)%

Interest income decreased (96.9)% and (79.8)% for the three and nine months ended September 30, 2020, respectively, as compared with the same periods in the prior year. This decrease is due to a lower yield, as well as a lower average balance, on our investments in U.S. Treasury securities included in cash and cash equivalents.

Other income (loss), net decreased (127.4)% for the three months ended September 30, 2020, as compared with the same period in the prior year. This decrease is primarily due to a higher volume of orders from Symmetry Surgical in the same period in the prior year under our transition supply agreement with them following the disposition of our Core business in 2018. Other income (loss), net increased 231.7% for the nine months ended September 30, 2020, as compared with the prior year. This increase is primarily due to the receipt of refunds on tariffs paid in the prior year during the first quarter of 2020 combined with the recognition of a joint and several liability for failure to collect and remit payroll taxes related to stock option exercises in the prior year.

Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2020	2019	Change	2020	2019	Change
Income tax expense (benefit)	$(715)	$171	(518.1)%	$(7,112)	$253	(2,911.1)%
Effective tax rate	16.1%	(4.1)%		40.7%	(1.8)%

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Our income tax (benefit) expense was approximately $(715,000) and $171,000 with an effective tax rate of 16.1% and (4.1)% for the three months ended September 30, 2020 and 2019, respectively. Our income tax (benefit) expense was approximately $(7,112,000) and $253,000 with an effective tax rate of 40.7% and (1.8)% for the nine months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020, the effective rate differs from the statutory rate primarily due to the release of the valuation allowance on our NOL carryforward from 2019. For the three months ended September 30, 2020, and the three and nine months ended September 30, 2019, the effective rate differs from the statutory rate primarily due to interest and penalties on our uncertain tax positions. On March 27, 2020, the U.S. government enacted the CARES Act to provide relief from COVID-19. The CARES Act includes a provision that allows companies to carryback NOLs generated in the period 2018 through 2020 to prior years. As a result, we released the full valuation allowance of approximately $3.7 million on our Federal NOL carryforward from 2019 during the first quarter of 2020.

Liquidity and Capital Resources

Our working capital at September 30, 2020 was approximately $58.1 million compared with $64.4 million at December 31, 2019. The decrease in working capital from December 31, 2019 to September 30, 2020 was primarily due to the net loss incurred by the Company during the first three quarters of 2020 partially offset by non cash activity including stock-based compensation expense and our provision for allowance for doubtful accounts.

For the nine months ended September 30, 2020, net cash used in operating activities was approximately $15.0 million, which principally funded our operating loss of $18.0 million, compared with net cash used in operating activities of approximately $15.2 million million in the same period for 2019. Utilizing the provisions of the CARES Act, we recognized an income tax benefit of approximately $7.1 million in the first nine months of 2020, of which we expect to receive a tax refund of approximately $3.7 million by the end of 2020. We expect that utilizing the NOL carryback will significantly help mitigate the working capital impact COVID-19 has had on our sales and operations.

The CARES Act also allows us to defer the payment of payroll taxes incurred between March 27, 2020 and December 31, 2020, with half of the resulting liability due on December 31, 2021, and the remainder due on December 31, 2022. As of September 30, 2020, we deferred approximately $0.3 million in taxes utilizing this program. We expect to defer and additional $0.1 million to $0.2 million under this program by December 31, 2020.

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

Net cash used in investing activities for the nine months ended September 30, 2020 was $0.2 million, related to investments in property and equipment. Net cash provided by investing activities for the nine months ended September 30, 2019 was approximately $60.8 million, primarily related to the maturity of short term investments and reinvestment in cash equivalents. This was partially offset by investments in property and equipment of approximately $1.1 million.

At September 30, 2020, we had purchase commitments totaling approximately $1.8 million, substantially all of which is expected to be purchased within the next six months.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Critical Accounting Estimates

In preparing the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), we have adopted various accounting policies. Our most significant accounting policies are disclosed in Note 2 to the consolidated financial statements included in our 2019 Form 10-K, filed with the SEC on March 31, 2020.

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to inventories, intangible assets, property, plant and equipment, legal proceedings, research and development, warranty obligations, product liability, sales returns and discounts, stock-based compensation and income taxes are updated as appropriate, which in most cases is at least quarterly. We base our estimates on historical experience, or various assumptions that are believed to be reasonable under the circumstances and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Actual results may materially differ from these estimates.

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

Stock-based Compensation

Under our stock option plans, options to purchase common shares of the Company may be granted to employees, officers and directors of the Company by the Board of Directors. We account for stock options in accordance with FASB ASC Topic 718-10, Compensation-Stock Compensation, with compensation expense recognized over the vesting period. Options are valued using the Black-Scholes model in 2019 and 2020 and the trinomial lattice option-pricing model in prior years, both of which includes a number of estimates that affect the amount of expense to be recognized. We have determined that the most critical of these estimates are the expected life and volatility used in the calculations.

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

Accounts Receivable Allowance

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

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Inventory Obsolescence Allowance

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

Income Taxes

The provision for income tax expense (benefit) includes federal, foreign, state and local income taxes currently payable or receivable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using enacted marginal tax rates. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Deferred income tax expense or benefit is based on the changes in the deferred tax asset or liability from period to period.

As a result of historical losses exclusive of the sale of the Core business in 2018, and our expectation to continue to generate losses in the near future, we recorded a valuation allowance on the net deferred tax asset and do not anticipate recording an income tax benefit related to these deferred tax assets. We will reassess the realization of deferred tax assets each reporting period and will be able to reduce the valuation allowance to the extent the financial results improve and it becomes more likely than not that the deferred tax assets will be realizable. As management expects the Company to continue to generate losses in 2020 and the foreseeable future after 2020, we will continue to record a valuation allowance on the remaining deferred tax asset balance as of September 30, 2020.

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

Recent Accounting Pronouncements

See Note 3 of the Notes to Consolidated Financial Statements.

APYX MEDICAL CORPORATION
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

APYX MEDICAL CORPORATION
ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has established and maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2020, due to the material weaknesses in our internal control over financial reporting previously identified and reported in our 2019 Form 10-K which, as described below, continue to exist, our disclosure controls and procedures were not effective.

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

The effectiveness of our internal control over financial reporting as of December 31, 2019 was audited by BDO USA LLP, an independent registered public accounting firm, as stated in their report included in Part II, Item 8 of our 2019 Form 10-K, contains an adverse opinion on the effectiveness of our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that material misstatements of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

•As of December 31, 2019, we had identified the following three material weaknesses:An ineffective control environment requiring additional qualified accounting personnel with an appropriate level of knowledge and experience with generally accepted accounting principles. This was a deficiency from the prior year that had not been fully remediated.
•Ineffective control activities due to the lack of documentation and timeliness in executing certain business process controls, specifically related to procure to pay and inventory processes and footnote reporting disclosures related to income tax accounts, primarily related to our United States operations. This was a deficiency from the prior year that had not been fully remediated.
•Ineffective control activities over financial reporting in our Bulgarian subsidiary related to the purchasing of goods

APYX MEDICAL CORPORATION
and services, including the processing and payment of vendor invoices.

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

•We are in the process of remediating the material weakness associated with the lack of sufficient qualified accounting personnel with an appropriate level of knowledge and experience with generally accepted accounting principles by hiring a new Chief Financial Officer in January 2019 and, in September 2019, a new Corporate Controller with experience in internal controls and financial reporting. Both have been actively engaged in remediation efforts to address the material weaknesses to date and will continue throughout fiscal year 2020. We will continue to recruit qualified professionals with appropriate levels of knowledge and experience to assist in resolving accounting issues related to non-routine and complex transactions. We have also enhanced our policies, procedures, and controls for all key business processes. In addition, management will continue to train personnel to ensure consistent application of accounting principles and adherence to the Company’s policies, procedures, and controls.
•We are in the process of remediating the material weakness associated with the ineffective control activities due to the lack of documentation and timeliness in executing business process controls by enhancing our processes and review controls associated with the processes noted above. We have reviewed current financial controls to assess if additional management review controls are necessary and will continue to work with all finance personnel to ensure the appropriate documentation criteria for the existing controls, including evidence of review, timeliness and variance thresholds. We will continue to work with the third-party specialists we engaged to review, document, and enhance the design of our controls, with the goal of designing and implementing controls that address the completeness and accuracy of data used in the performance of certain controls as well as the precision of management's review, but also enhance our ability to manage our business.
•We have enhanced, or are in the process of enhancing, certain controls over purchasing and disbursements in our Bulgarian subsidiary, including approving and validating vendor invoices received by verifying the related purchase authorization and the receipt of the goods or services.

Management believes the steps outlined above, along with the implementation of a new financial reporting system, will remediate the material weaknesses described above. The Audit Committee of the Board of Directors and management are actively monitoring the design and operating effectiveness of enhancement to internal controls in these areas to confirm the successful implementation of these remediation measures.

As of September 30, 2020, we continue our efforts to remediate these deficiencies.

Changes in Internal Control Over Financial Reporting

Except as set forth above, there were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2020 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

APYX MEDICAL CORPORATION
PART II.     Other Information

ITEM 1. Legal Proceedings

See Note 11 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

APYX MEDICAL CORPORATION
ITEM 1A. Risk factors

There have been no material changes to the Risk Factors described in Part I, Item1A-Risk Factors in our 2019 Form10-K other than the following:

THE COVID-19 Pandemic has had and continues to have a material and adverse affect on our business

Our global operations expose us to risks associated with public health crises and outbreaks of epidemic, pandemic, or contagious diseases, such as the current outbreak of COVID-19. To date, COVID-19 has had, and may continue to have, a material and adverse impact on our operations. Due to these impacts and measures, we have experienced and may continue to experience significant and unpredictable reductions in the demand for our products as actions taken by governmental bodies have restricted our customers' business activities. There continues to be a significant amount of uncertainty as to when these restrictions will be lifted and when patients will choose to undergo the elective procedures provided by our customers. While many of our customers have begun to experience positive trends in these restrictions being lifted and some patients have started elective procedures again, there is no guarantee that restrictions won't be reinstated or that patients will not choose to forgo elective procedures. In addition, our customers may delay, cancel or redirect planned capital expenditures in order to focus resources on COVID-19 or in response to continued economic disruption related to COVID-19.

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

In addition, the COVID-19 pandemic has adversely affected, and may continue to adversely affect, the world economy and financial markets , which has resulted in a period of significant global economic slowdown which has curtailed and delayed spending by physicians and affected demand for our products as well as increased risk of customer defaults or delays in payments. COVID-19 and the current financial, economic, and capital markets environment, and future developments in these and other areas present material uncertainty and risk with respect to our performance, financial condition, volume of business, results of operations, and cash flows. Due to the uncertain scope and duration of the pandemic, the and uncertain timing of global recovery and economic normalization, we are unable to estimate the impacts on our operations and financial results, but believe they will be material into the fourth quarter of 2020 and possibly beyond.

APYX MEDICAL CORPORATION
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not Applicable.

ITEM 5. Other Information

None.

APYX MEDICAL CORPORATION
ITEM 6. Exhibits

3.1	Articles of Incorporation of the Registrant (Incorporated by reference to the Registrant’s report on Form 10-K/A filed on March 31, 2011)
3.2	By laws of the Registrant (Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A filed on March 31, 2011)
3.3	Certificate of Amendment of the Certificate of Incorporation of the Registrant (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 3, 2017).
3.4	Certificate of Elimination (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 3, 2018)
3.5	Certificate of Amendment of the Certificate of Incorporation of the Registrant (Incorporated by reference to the Registrant's Current Report of Form 8-K filed on December 28, 2018)
10.1	Charles D. Goodwin II Amended and Restated Employment Agreement (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 18, 2020).
10.2	Tara Harris Semb Amended and Restated Employment Agreement (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 18, 2020).
10.3	Todd Hornsby Amended and Restated Employment Agreement (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 18, 2020).
31.1*	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 202
31.2*	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 202
32.1*	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 202
32.2*	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 202
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Label Presentation Document

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

Apyx Medical Corporation

Date: November 9, 2020	By:	/s/ Charles D. Goodwin II
Charles D. Goodwin II
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 9, 2020	By:	/s/ Tara Semb
Tara Semb
Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer)