Form 10-K
period 2020-12-31
Apyx Medical Corp
filed 2021-03-31
CIK 719135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
	Commission File Number:	0-12183

APYX MEDICAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	11-2644611
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No ☒
The aggregate market value of the common stock held by non-affiliates and non-voting equity held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked prices of such common stock as of June 30, 2020, the registrant’s most recently completed second fiscal quarter, was approximately $189.8 million.
As of March 29, 2021, 34,317,863 shares of the registrant’s $.001 par value common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

APYX MEDICAL CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
December 31, 2020
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

Forward-looking statements in this report are subject to a number of risks and uncertainties, some of which are beyond our control, including, among other things:

•changes in general economic, business or demographic conditions or trends in the U.S. or throughout the world or changes in the political environment, including changes in GDP, interest rates and inflation;
•our ability to conclude a sufficient number of attractive growth projects, deploy growth capital in amounts consistent with our objectives in the prosecution of those and achieve targeted risk-adjusted returns on any growth project, including the commercialization of our Helium Plasma Technology;
•the regulatory environment, including our ability to gain requisite approval from the Food and Drug Administration and other governmental and regulatory bodies, both domestically and internationally, and the ability to estimate compliance costs, comply with any changes thereto, rates implemented by regulators, and our relationships and rights under, and contracts with, governmental agencies and authorities;
•disruptions or other extraordinary or force majeure events and the ability to insure against losses resulting from such events or disruptions, including disruptions caused by COVID-19 or other global pandemics;
•sudden or extreme volatility in commodity prices and availability;
•changes in competitive dynamics affecting our business and the medical device industry as a whole;
•technological innovations leading to increased competition in the medical device industry;
•changes in healthcare policy;
•our ability to make alternate arrangements to account for any disruptions or shutdowns that may affect suppliers’ facilities or the operations upon which our business is dependent;
•continued aggressive EPA state regulation of Ethylene oxide sterilization (EtO) commercial plants resulting in additional plant closures, leading to a reduced availability of our handpieces, which are commercially sterilized;
•our ability to implement operating and internal growth strategies;
•environmental risks, including the impact of climate change and weather conditions;
•the impact of weather events, including potentially hurricanes, tornadoes and/or seasonal extremes;
•unplanned outages and/or failures of technical and mechanical systems;
•cybersecurity breaches impacting critical systems or data;
•work interruptions or other labor stoppages;

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

In light of these risks, uncertainties and assumptions, you should not place undue reliance on any forward-looking statements. The forward-looking events discussed in this report may not occur. These forward-looking statements are made as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new
ii

APYX MEDICAL CORPORATION
information, future events or otherwise. You should, however, consult further disclosures we may make in future filings with the Securities and Exchange Commission. Past performance is not an indicator of future results.
iii

APYX MEDICAL CORPORATION
PART I

APYX MEDICAL CORPORATION
ITEM 1. Business

General

Apyx Medical Corporation (“Company”, “Apyx Medical”, “we”, “us”, or “our”) was incorporated in 1982, under the laws of the State of Delaware and has its principal executive office at 5115 Ulmerton Road, Clearwater, FL 33760.

We are an advanced energy technology company with a passion for elevating people’s lives through innovative products in the cosmetic and surgical markets. Known for our innovative Helium Plasma Technology, Apyx is solely focused on bringing transformative solutions to the physicians and patients we serve. Our Helium Plasma Technology is marketed and sold as Renuvion® in the cosmetic surgery market and J-Plasma® in the hospital surgical market. Renuvion® offers plastic surgeons, fascial plastic surgeons and cosmetic physicians a unique ability to provide controlled heat to the tissue to achieve their desired results. The J-Plasma® system allows surgeons to operate with a high level of precision, and virtually eliminating unintended tissue trauma. We also leverage our deep expertise and decades of experience in unique waveforms through original equipment manufacturing (OEM) agreements with other medical device manufacturers.

On August 30, 2018, we closed on a definitive asset purchase agreement with Specialty Surgical Instrumentation Inc., a Tennessee Corporation and wholly owned subsidiary of Symmetry Surgical Inc. (“Symmetry”), pursuant to which we divested and sold our electrosurgical "Core" business segment and related intellectual property, including the Bovie® brand and trademarks, to Symmetry for gross proceeds of $97 million in cash. The divestiture and sale of our Core business segment to Symmetry has allowed us to further focus on our strategic objective of commercializing our Helium Plasma Technology, including the expansion of our Renuvion® brand in the cosmetic surgery market.

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

While our revenues were affected by the continued impacts of the COVID-19 pandemic, in the latter half of 2020 we saw strong utilization of our Renuvion® handpieces from existing customers in the U.S., along with shipments to several new customers in our international markets, which helped to offset sluggish global demand for capital equipment. Throughout the year, we continued our efforts to support our customers during this challenging time.

While we were also pleased to see overall improvements in our Advanced Energy business trends during the third and fourth quarters, demand for handpieces remains uneven across, and within, the primary markets that we serve, and global demand trends for generator adoption remain in the early stages of recovery. Although the timing of a return to a more normalized environment remains uncertain, we remain cautiously optimistic with respect to the continued recovery of the cosmetic and plastic surgery market.

Subject to the ongoing effects of the COVID-19 pandemic, we continued to see trends leading to year-over-year growth in our U.S. Advanced Energy business in the fourth quarter 2020, and year-over-year growth in our international Advanced Energy business in early 2021. We remain well-capitalized and well-positioned to weather the continued impacts of COVID-19, while investing in our primary initiatives to drive strong, long-term growth in the global cosmetic and plastic surgery market as the recovery continues.

Significant Subsidiaries

Apyx Bulgaria, EOOD is a wholly owned limited liability company incorporated under Bulgarian law, located in Sofia, Bulgaria. It is engaged in the business of development and manufacturing of our advanced energy generators, as well as the manufacturing of disposable hand piece subassemblies and OEM generators and accessories. The facility also distributes products directly to customers in certain international markets and provides warranty and repair services.

Industry

The cosmetic surgery market is a special segment of the medical field which is involved in the restoration, reconstruction, or alteration of the human body so as to enhance the body’s appearance. The market for cosmetic surgery includes surgical, minimally invasive, and nonsurgical cosmetic procedures. This market is expected to have steady growth year over year and

APYX MEDICAL CORPORATION
this growth is driven by social and cultural factors such as the influence of social media, peer pressure for appearance and beauty, and increasing disposable income.

We believe that Apyx Medical has sustainable, competitive advantages in the cosmetic market for several reasons: our long history of developing unique energy devices to meet the needs of physicians, our unique Helium Plasma Technology, and our outstanding product quality supported by strong engineering and research and development capabilities. We believe that our equipment and devices have, and will continue to improve, the lives of doctors and their patients.

Intellectual Property

We rely on our intellectual property that we have developed or acquired over the years including patents, trade secrets, technical innovations and various licensing agreements to provide our future growth and build our competitive position. We have been issued 39 patents in the United States and 27 foreign patents. We have 13 pending patent applications in the United States and 36 pending foreign applications. We have 8 U.S. registered trademarks and 1 pending U.S. trademark application. As we continue to expand our intellectual property portfolio, we believe it is critical for us to continue to invest in filing patent applications to protect our technology, inventions and improvements. However, we can give no assurance that competitors will not infringe on our patent rights or otherwise create similar or non-infringing competing products that are technically patentable in their own right.

Manufacturing and Suppliers

We are committed to producing the most technically advanced and highest quality products of their kind available on the market. We manufacture the majority of our products on our premises in Clearwater, Florida and at our facility located in Sofia, Bulgaria, both of which are certified under the ISO international quality standards and are subject to continuing regulation and routine inspections by the FDA to ensure compliance with regulations relating to our quality system, medical device complaint reporting, and adherence to FDA restrictions on promotion and advertising. In addition, we are subject to regulations under the Occupational Safety and Health Act, the Environmental Protection Act and other federal, state and local regulations, as well as international laws and regulations.

Apyx Bulgaria, EOOD operates an approximately 20,000 square foot, ISO13485 certified and FDA registered manufacturing facility located in the capital city of Sofia, which houses manufacturing, development and assembly operations.

We maintain collaborative arrangements with three foreign suppliers, including our contract component manufacturer located in Ningbo, China, under which we request the development of certain products which we purchase pursuant to purchase orders. Our purchase order commitments are never more than one year in duration and are supported by our sales forecasts. During late 2019, we entered into a joint venture with our Chinese supplier to establish a foundation for the manufacturing and sale of our products into the Chinese market. The joint venture is in the early stages of startup, and accordingly, the activity associated with it is not material.

Backlog

The value of unshipped factory orders is not material.

Employees

At December 31, 2020, we had 266 full-time employees world-wide, of whom 4 were executive officers, 30 were supervisory personnel, 34 were sales personnel and 198 were technical support, administrative and production employees. None of our current employees are covered by a collective bargaining agreement and we have never experienced a work stoppage.

The implementation of our growth strategy largely depends on our ability to hire, train, and retain our sales professionals. We train our sales professionals to thoroughly understand our Helium Plasma Technology and the marketplace in which we compete, including how our technologies can increase our customer's revenue and the results they are able to achieve for their patients.

In addition, our compensation programs are designed to align the compensation of our employees with our performance, and to provide the proper incentives to attract, retain and motivate them to achieve superior results. The structure of our compensation programs balances incentive earnings for both short-term and long-term performance, specifically:

APYX MEDICAL CORPORATION
•We offer wages that are competitive and consistent with employee positions, skill levels, experience, knowledge and geographic location;
•We work with both local and nationally recognized outside compensation and benefits consulting firms to independently evaluate the effectiveness of our executive and non-executive compensation and benefit programs and to provide benchmarking against our peers within our industry;
•We may provide our non-hourly U.S-based employees long term incentives in the form of stock options;
•Annual increases and incentive compensation are based on merit, which is communicated to employees at the time of hiring and documented through our talent management process as part of our annual review procedures and upon internal transfer and/or promotion;
•All employees are eligible for health insurance, paid and unpaid leaves, a retirement plan, and life and disability/accident coverage. We also offer a variety of voluntary benefits that allow employees to select the options that meet their needs.

The health and safety of our employees is our highest priority, and this is consistent with our operating philosophy. In our response to the COVID-19 pandemic around the globe, we supported our employees and their families by:

•Adding work from home flexibility;
•Adjusting attendance policies to encourage those who are sick to stay home;
•Increasing cleaning protocols;
•Establishing new physical distancing procedures for employees who need to be onsite;
•Providing additional personal protective equipment and cleaning supplies;
•Implementing protocols to address actual and suspected COVID-19 cases and potential exposure;
•Limiting all domestic and international non-essential travel for all employees; and
•Requiring masks to be worn at all locations where allowed by local law.

APYX MEDICAL CORPORATION
Our Two Business Segments

We currently have two reportable segments: Advanced Energy and OEM. The Corporate and Other category includes certain unallocated corporate and administrative costs which are not specifically attributed to any reportable segment. Net assets are shared, therefore, not allocated to the reportable segments.

For the year ended December 31, 2020, our OEM segment contributed 19.8% of our consolidated total revenue and our Advanced Energy segment contributed 80.2% of our consolidated total revenue.

Advanced Energy Segment

Overview

Our product portfolio consists of our Helium Plasma Technology that is marketed and sold as Renuvion® in the cosmetic surgery market and J-Plasma® in the hospital surgical market. Renuvion® offers plastic surgeons, facial plastic surgeons and cosmetic physicians a unique ability to provide controlled heat to the tissue to achieve their desired results. The J-Plasma® system allows surgeons to operate with a high level of precision, virtually eliminating unintended tissue trauma. This technology has U.S. FDA clearance, CE mark, and clearance for sale in multiple other countries and is generally indicated for the cutting, coagulation and ablation of soft tissue. The system consists of an electrosurgical generator unit ("ESU"), a handpiece and a supply of helium gas. The proprietary radiofrequency ("RF") energy is delivered to the handpiece by the ESU and used to energize an electrode. When helium gas passes over the energized electrode, helium plasma is generated which allows for conduction of the RF energy from the electrode to the patient in the form of a precise helium plasma beam. The energy delivered to the patient via the helium plasma beam is very precise and cooler in temperature in comparison to other surgical energy modalities such as standard RF monopolar energy. This technology has been the subject of thirty eight peer-reviewed journal articles, book chapters, abstracts, and posters. It also continues to be the subject of numerous presentations at traditional and cosmetic surgery conferences around the world.

This technology initially received FDA clearance in 2012 and a CE mark in December 2014, which enables us to sell the product in the European Union. In 2014, we created and trained a direct sales force dedicated to sell this technology. In 2015, we continued the commercialization process for our Helium Plasma Technology with a multi-faceted strategy designed to accelerate adoption of the product. This strategy primarily involved deployment of a dedicated sales force, developing product line extensions and expanding the specialties in which this technology can become the “standard of care“ for certain procedures.

During 2020, we continued our full-scale commercialization efforts for Renuvion®. As of December 31, 2020 we had a direct sales force of 31 field-based selling professionals and utilized 2 independent sales agencies. We also had 5 sales managers. This selling organization is focused on the use of Renuvion® in the cosmetic surgery market. In addition, we have invested in training programs and marketing-related activities to support accelerated adoption of Renuvion® into physicians' practices.

From 2015 through 2020, we launched numerous new extensions to our Helium Plasma product lines in an effort to target new surgical procedures, users, and markets. Most notably, in early 2020 we launched our Renuvion® APR handpieces which were designed with improved ergonomics and usability for our Renuvion® customers. As a result of our sales, marketing and product development initiatives, we have significantly increased the number of physicians using our Helium Plasma Technology by expanding usage to include the cosmetic surgery market in the U.S., and the cosmetic surgery market as well as the surgical oncology market outside the U.S..

In order to assist us in leveraging our Helium Plasma Technology's precision and effectiveness in multiple surgical specialties, in 2019 we added 4 additional doctors to our Medical Advisory Board, which currently consists of 5 members representing the plastic surgery, facial plastic surgery, and cosmetic procedure specialties.

Our commercial strategy in the U.S. is primarily focused on advancing the usage of Renuvion® in the cosmetic surgery market. In our international markets, we focus on both the cosmetic surgery, and on our J-Plasma® technology for the surgical oncology market. We continue to develop a clinical and regulatory strategy, and corresponding marketing campaigns, to support our market focus.

We continue to make substantial investments in the development and marketing of our Renuvion® technology for the long-term benefit of the Company and its stakeholders, and this may adversely affect our short-term profitability and cash flows, particularly over the next 12 to 18 months. While we believe that these investments have the potential to generate additional

APYX MEDICAL CORPORATION
revenues and profits in the future, there can be no assurance that our Helium Plasma Technology will continue to be successful or that such future revenues and profitability will be realized.

Customers

In the U.S., we primarily sell our Renuvion® products through our direct sales force to physicians, cosmetic surgery offices and surgical centers. Outside of the U.S., all of our products are sold primarily through our distributor network.

Products

Our Advanced Energy Products consist of our Helium Plasma Technology lines (Renuvion® and J-Plasma®). These product lines consist of a multifunction generator, a handpiece and a supply of helium gas. Radiofrequency ("RF") energy is delivered to the handpiece by the generator and used to energize an electrode. When helium gas passes over the energized electrode, helium plasma is generated which allows for conduction of the RF energy from the electrode to the patient in the form of a precise helium plasma beam. The energy delivered to the patient via the helium plasma beam is very precise and cooler in temperature in comparison to other surgical energy modalities such as standard RF monopolar energy.

Helium Plasma Generator

In early 2020, we launched the newest versions of our Helium Plasma generator – The Renuvion System 3 and J-Plasma System 3 generators. These are high frequency electrosurgical generators that can be used for delivery of RF energy and/or helium plasma to cut, coagulate and ablate soft tissue during open and laparoscopic surgical procedures. These new generators were built for use with our Renuvion APR handpieces and feature enhanced capabilities such as a joule counter, capable of displaying energy delivered to the patient, and new Auto-Bipolar functionality, which expands surgical capabilities of the system. These new product releases continue to expand the procedure base for our Helium Plasma Technology by providing surgeons with the tools they need to access additional anatomic locations and perform specific procedures.

Disposable Portfolio

We offer a variety of different hand pieces for open and laparoscopic procedures. The helium-based plasma generated from these devices has been shown to provide increased precision and control and cause less thermal damage to tissue than CO2 laser, argon plasma and RF energy products currently available on the market. The technology has a general indication and can be used for cutting, coagulating and ablating soft tissue. The two primary specialties that are targeted are the cosmetic surgery and surgical oncology markets. The advantages of helium plasma continue to be studied throughout the medical and scientific communities. We believe that surgical applications are just one area of opportunity for this technology. During 2020, we launched our new generation APR hand pieces, designed specifically for percutaneous use, with improved ergonomics and safety features.

Competition

Currently, we are the only company with helium-based plasma and retractable blade products. However, there are RF based competitors, argon plasma competitors, and CO2 laser competitors for our target market. We believe our competitive position did not change in 2020.

OEM Segment

Overview

We leverage our expertise in the design, development and manufacturing of electrosurgical equipment by producing generators and related accessories for large, well-known medical device manufacturers through original equipment manufacturing ("OEM") agreements, as well as start-up companies with the need for our energy-based designs. In connection with the Asset Purchase Agreement with Symmetry Surgical, we entered into a Manufacturing and Supply Agreement for a ten-year term, whereby we will manufacture certain products and sell to them at agreed upon prices. Revenue, costs and expenses resulting from this agreement are reported in our Consolidated Statements of Operations as a component of income or loss from operations of our OEM reporting segment.

APYX MEDICAL CORPORATION
ITEM 1A. Risk Factors

In addition to risks and uncertainties in the ordinary course of business, important risk factors that may affect us are discussed below. Additional risks not presently known to us, or that we currently believe are immaterial, may also significantly impact or impair our business operations.

Regulatory Compliance Risk

Product Approval and Monitoring

Many countries where we sell medical devices subject our technologies to their own approval and other regulatory requirements regarding performance, safety, and quality. The global regulatory environment is increasingly unpredictable and stringent. Countries that did not have regulatory requirements for medical devices have established such requirements in recent years, and other countries have expanded, or plan to expand, their existing regulations. While there are efforts at some harmonization of global regulations, requirements continue to differ significantly among countries. We expect that as this global regulatory environment continues to evolve, it could impact the cost, the time needed to approve, and ultimately, our ability to maintain existing approvals or obtain future approvals for our products. Regulations of the U.S. FDA and other regulatory agencies in and outside the U.S. impose significant compliance and monitoring obligations on our business.

Regulatory approval delays due to COVID-19

COVID-19 may impede clinical trials and slow down regulatory actions. It could adversely affect the entire clinical trial spectrum from enrollment to data analysis. Assuming patients enroll, clinical trials may face disruptions to protocol schedules for treatment and follow-up visits. Reports from Europe have noted overwhelmed facilities where all non-critical visits have been postponed or canceled. Many U.S. hospitals have followed suit to limit exposure and allow for care of COVID-19 patients. Deviations from trial protocols could present challenges when it comes time to analyze the related data set. Some clinics may stop allowing clinical trial monitors on site. Without reconciling the data, we may be unable to "lock" the trial database, an essential step that precedes the analysis of the data.

We rely on regular interaction and guidance from the FDA, European Medicines Agency (EMA), and other regulatory bodies to plan research and development activities across all stages. Due to the COVID-19 pandemic, the FDA and worldwide regulatory bodies have a great deal of resources dedicated to COVID-19 related matters, resulting in disruption in their ability to fully support the regulatory approval process. As resources continue to be diverted, regulatory approvals will more and more become non-essential matters until the pandemic is under control. Delays of approvals, clearances, inspections, and meetings are currently being experienced and will continue for the foreseeable future. Postponement of these interactions could delay us from bringing new products to market.

We are subject to costly and complex laws and governmental regulations and any adverse regulatory action may materially adversely affect our financial condition and business operations.

As a part of the regulatory process of obtaining marketing clearance for new products and new indications for existing products, we conduct and participate in numerous clinical trials with a variety of study designs, patient populations, and trial endpoints. Unfavorable or inconsistent clinical data from existing or future clinical trials, or the market’s or FDA’s perception of this clinical data, may adversely impact our ability to obtain product approvals, our position in, and share of, the markets in which we participate. We cannot guarantee that we will be able to obtain or maintain marketing clearance for our new products or enhancements or modifications to existing products, and the failure to maintain approvals or obtain approval or clearance could have a material adverse effect on our business, results of operations, financial condition and cash flows. Even if we are able to obtain approval or clearance, it may:

•take a significant amount of time;
•require the expenditure of considerable resources;
•involve rigorous clinical and pre-clinical testing, as well as increased post-market surveillance;
•involve modifications, repairs, corrections, or replacements of our products; and
•limit the proposed intended uses of our products.

APYX MEDICAL CORPORATION
Before and after a product is commercially released, we have ongoing responsibilities under the U.S. FDA, Health Canada, Australia, Brazil, EU, and other applicable world-wide government agency regulations. For instance, many of our processes and facilities, as well as those of our suppliers, are also subject to periodic audits to determine compliance with applicable regulations. The results of these audits can include major inspectional observations, warning letters, or other forms of enforcement.

If the FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical products are ineffective or pose an unreasonable health risk, they could ban such medical products, seize adulterated or misbranded medical products, order a recall, repair, replacement, correction, or refund of such products, refuse to grant pending pre-market approval applications, refuse to issue export certificates for foreign governments, or require us to notify health professionals and others that the devices present unreasonable risks of substantial harm to the public health.

The FDA and other non-U.S. government agencies may also assess civil or criminal penalties against us, our officers or employees and impose operating restrictions on a company-wide basis. The FDA may also recommend prosecution to the Department of Justice. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively marketing and selling our products and limit our ability to obtain future pre-market clearances or approvals, and could result in a substantial modification to our business practices and operations. These potential consequences, as well as any adverse outcome from government investigations, could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

In addition, the FDA has taken the position that device manufacturers are prohibited from promoting their products other than for the uses and indications set forth in the cleared product labeling. Any failure to comply could subject us to significant civil or criminal exposure, administrative obligations and costs, other potential penalties from, and/or agreements with, the federal government. Governmental regulations worldwide have, and may continue to become, increasingly stringent and customary.

In the EU, a single regulatory approval process exists, and conformity with the legal requirements is represented by the CE Mark. To obtain a CE Mark, defined products must meet minimum standards of performance, safety, and quality (i.e., the essential requirements), and then, according to their classification, comply with one or more of a selection of conformity assessment routes. The competent authorities of the EU countries separately regulate the clinical research for medical devices and the market surveillance of products once they are placed on the market. A new Medical Device Regulation ("EU MDR") was published by the EU in 2017, which imposes significant additional premarket and postmarket requirements.

The EU MDR represents the first major changes to the EU medical device regulatory environment, has significantly raised the compliance bar for the medical device industry, and will cause significant changes to the regulatory obligations of manufacturers, importers and distributors involved in the medical device distribution chain. Classification has changed for some product categories, and strict new requirements have been imposed on clinical data, risk management, post market surveillance, and supplier management. Penalties for regulatory non-compliance could be severe, including fines and revocation or suspension of a company’s business license, and criminal sanctions. The regulation initially provided a three-year implementation period to May 2020, but that timeline was delayed to May 2021 due to COVID-19 and its impact on audits and technical file review by Notified Bodies. After that time, medical devices marketed in the EU will require certification according to these new requirements, except for devices with valid CE certificates, issued pursuant to the Medical Device Directives before May 2020, which can be placed in the market until May 2024.

Outside of the EU, regulations vary significantly from country to country and are becoming increasingly stringent and country specific. Territories and countries around the world continue to develop their own unique regulatory requirements, and these individual governments are passing laws that enforce these new regulations, and also impose fees, to register products in their country. The time and effort required to obtain approval to market products may be longer or shorter than that required in the U.S. or the EU. Certain European countries outside of the EU, and other countries around the world do not recognize the CE mark certification or FDA clearance and have their own regulatory requirements to register and sell products in these territories.

Environmental Regulation

APYX MEDICAL CORPORATION

The medical device industry continues to be the subject of intense scrutiny and stringent regulation and the demand for green, sustainable products is rapidly increasing. There are increasing requirements for efficient and accurate processes for hazardous substance handling, supplier disclosures, and regulatory reporting in order to comply with numerous global health and environmental regulatory requirements and restrictions, including but not limited to:

•Restriction on Hazardous Substances (RoHS) Directive
•Packaging and Packing Waste Directive
•REACH Regulation
•Proposition 65
•Hazardous Air Pollutants: Ethylene Oxide

Compliance with existing and future environmental regulations may have an impact on the manufacturing and sterilization of our medical devices. Environmental regulations in the U.S. and EU limit or prohibit the use of certain chemicals, substances and materials in the manufacture of our medical devices such as Prop 65 in California and others in the EU such as REACH, RoHS, and WEEE Directive. With the current global concerns over climate change and the tangible effects human beings are having on the environment, there is no doubt that the amount of environmental legislation is primed to increase still further, with the EU being at the forefront of this movement.

Ethylene oxide (EtO) is used to sterilize approximately 50% of medical devices in the U.S. While some alternative methods currently exist, potential device incompatibility issues exist with these alternatives. The U.S. Environmental Protection Agency (EPA) classified EtO as a carcinogen after linking it to cases of breast cancer, lymphoma and leukemia. Currently, shortages due to current closures are not expected, but any additional commercial sterilization facility closures could result in shortages for certain devices. Our devices are not currently impacted by these closures, however, it is unknown if the current EtO facilities utilized by Apyx Medical could be impacted in the future.

The FDA is closely monitoring the supply chain effects of closures and potential closures of certain facilities that use EtO to sterilize medical devices prior to their use, and, is concerned about the future availability of sterile medical devices and the potential for medical device shortages that might impact patient care. However, they do not have oversight authority over EtO emissions, which is within the purview of the EPA.

Our operations and those of certain third-party suppliers involve the use of substances subject to these laws and regulations, primarily those used in manufacturing and sterilization processes. If we or our suppliers violate these environmental laws and regulations, facilities could be shut down and violators could be fined, criminally charged or otherwise sanctioned. Furthermore, environmental laws outside of the U.S. are becoming more stringent, resulting in increased costs and compliance burdens. In addition, certain environmental laws assess liability on current or previous owners or operators of real property for the costs of investigation, removal or remediation of hazardous substances or materials at their properties or at properties which they have disposed of hazardous substances. In addition to cleanup actions brought by governmental authorities, private parties could bring personal injury or other claims due to the presence of, or exposure to, hazardous substances. The ultimate cost of site cleanup and timing of future cash outflows is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. The costs of complying with current or future environmental protection and health and safety laws and regulations, or liabilities arising from past or future releases of, or exposures to, hazardous substances, may exceed our estimates, or have a material adverse effect on our business, results of operations, financial condition, and cash flows.

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

APYX MEDICAL CORPORATION

We have implemented policies and procedures designed to ensure compliance by our directors, officers, employees, representatives, consultants and agents with the FCPA, OFAC restrictions, the Bribery Act and other export control, anti-corruption, anti-money-laundering and anti-terrorism laws and regulations. However, there can be no assurance that our policies and procedures are or will be sufficient to prevent violations from occurring. Violations of the FCPA, OFAC restrictions, the Bribery Act or other export control, anti-corruption, anti-money laundering and anti-terrorism laws or regulations may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could have a material adverse effect on our reputation, financial condition, and results of operations.

Risks Relating to Our Business

We manufacture the majority of our products at our Clearwater, Florida and Sofia, Bulgaria facilities. Components, labor-intensive assemblies and sub-assemblies, and sterilization services are outsourced to third parties and produced to our specifications.

We are also dependent on OEM customers who have no legal obligation to purchase products from us. Should such customers fail to give us purchase orders for products after development, our future business could be negatively affected. Furthermore, no assurance can be given that such customers will give sufficient high priority to our products. Finally, disagreements or disputes may arise between us and our customers, which could adversely affect production and sales of our products.

If we are unable to successfully introduce new products or fail to keep pace with competitive advances in technology, our business, financial condition, results of operations and cash flows could be adversely affected. In addition, our research and development efforts rely upon investments and alliances, and we cannot guarantee that any previous or future investments or alliances will be successful.

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

These activities are primarily conducted internally and are expensed as incurred. Expenses include direct expenses for wages, materials, and services associated with the development of our products, net of any reimbursements from customers. Research and development expenses do not include any portion of general and administrative expenses. Our research and development activities are conducted at our Clearwater, Florida and Sofia, Bulgaria facilities. We expect to continue making future investments to enable us to develop and market new technologies and products to further our strategic objectives and strengthen our existing business. However, we cannot guarantee that any of our previous or future investments in both facilities will be successful or that our new products will gain market acceptance, the failure of which would have a material adverse effect on our business and results of operations.

The amount expended by us on research and development of our products during the years 2020 and 2019, totaled approximately $3.9 million and $3.7 million, respectively. We have invested substantial resources in the development and marketing of our Advanced Energy product technologies but have not incurred any direct costs relating to environmental regulations or requirements. For 2021, we expect to invest approximately 10% to 15% of revenue for research and development activities.

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

APYX MEDICAL CORPORATION
•our product is determined to be ineffective or unsafe following approval, and is removed from the market or we are required to perform additional research and development to further prove the safety and effectiveness of the product before re-entry into the market;
•the regulatory approvals of our new products are delayed or denied, or we are required to conduct further research and development of our products prior to receiving regulatory approval;
•we are unable to build and maintain a sales and marketing group to successfully launch and sell our new products;
•we are required to allocate available funds to litigation matters;
•the needs of our physicians or their patients are not sufficiently met;
•we are unable to manufacture the quantity of products needed, in accordance with quality manufacturing standards, to meet market demand;
•competition from other products or technologies prevents or reduces market acceptance of our products;
•we do not have, and cannot obtain, the intellectual property rights needed to manufacture or market our products without infringing on another company’s patents; or
•we are unsuccessful in defending against patent infringement, or other intellectual property rights claims, that could be brought against us, our products or technologies;

The failure to successfully commercialize our products will have a material and adverse effect on the future growth of our business, financial condition and results of operations.

If we are unable to protect our patents or other proprietary rights, or if we infringe on the patents or other proprietary rights of others, our competitiveness and business prospects may be materially damaged.

We have been issued 39 patents in the United States and 27 foreign patents. We have 13 pending patent applications in the United States and 36 pending foreign applications. Our intellectual property portfolio for our J-Plasma®/Renuvion® products continues to grow on an annual basis. We intend to continue to seek legal protection, primarily through patents, for our proprietary technology. Seeking patent protection is a lengthy and costly process and there can be no assurance that patents will be issued from any pending applications, or that any claims allowed from existing or pending patents will be sufficiently broad or strong to protect our proprietary technology. There is also no guarantee that any patents we hold will not be challenged, invalidated or circumvented, or that the patent rights granted will provide competitive advantages to us. Our competitors have developed, and may continue to develop and obtain, patents for technologies that are similar or superior to our technologies. In addition, the laws of foreign jurisdictions in which we develop, manufacture or sell our products may not protect our intellectual property rights to the same extent as the laws of the United States.

Adverse outcomes in current or future legal disputes regarding patent and other intellectual property rights could result in the loss of our intellectual property rights, subject us to significant liabilities to third parties, require us to seek licenses from third parties on terms that may not be reasonable or favorable to us, prevent us from manufacturing, importing or selling our products, or compel us to redesign our products to avoid infringing third parties’ intellectual property. As a result, our product offerings may be delayed, and we may be unable to meet customers’ requirements in a timely manner. Regardless of the merit of any related legal proceeding, we have incurred in the past, and may be required to incur in the future, substantial costs to prosecute, enforce or defend our intellectual property rights. Even in the absence of infringement by our products on third parties’ intellectual property rights, or litigation related to trade secrets, we have elected in the past, and may in the future, elect to enter into settlements to avoid the costs and risks of protracted litigation and the diversion of resources and management’s attention. If the terms of settlements entered into with certain of our competitors are not observed or enforced, we may suffer further costs and risks. Any of these circumstances could have a material adverse effect on our business, financial condition, results of operations or cash flows.

In addition to patent, copyright, and trademark protection, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect our trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our consultants, vendors, and our former or current employees. Despite these efforts, however, any of these parties may breach those agreements and disclose our trade secrets and other unpatented or unregistered proprietary information, and once disclosed, we are likely to lose trade secret protection. Monitoring unauthorized uses and disclosures of our trade secrets is difficult, and we cannot be certain that the steps we have taken to protect our intellectual property will be effective. In addition, our remedies may not be sufficient to cover our losses.

APYX MEDICAL CORPORATION
In 2020, the Coronavirus outbreak was declared a pandemic by the World Health Organization and spread to the United States and many other parts of the world and may continue to adversely affect our business operations, employee availability, financial condition, results of operations and cash flows for an extended period of time.

The outbreak of COVID-19 continues to grow both in the U.S. and globally, and related government and private sector responsive actions may continue to adversely affect our business operations. It is impossible to predict the effect and ultimate impact of the COVID-19 pandemic as the situation continues to evolve.

Ongoing significant reductions in business-related activities could result in further loss of sales and profits, as well as other material adverse effects. The extent of the impact of COVID-19 worldwide on our business, financial results, liquidity and cash flows will depend largely on future developments, including new information that may emerge concerning the severity and action taken to contain or prevent further spread within the U.S. and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted.

As COVID-19 continues and persists for an extended period of time, there may be significant and material disruptions to our supply chain and operations, and delays in the manufacturing and shipment of our products, which may have a material adverse effect on our business, financial condition, results of operations and cash flows.

We have been, and may in the future, become subject to litigation proceedings that could materially and adversely affect our business.

The medical device industry is characterized by frequent claims and litigation, and we are and may become subject to various claims, lawsuits and proceedings in the ordinary course of our business, including claims by current or former employees, distributors and competitors, and with respect to our products and product liability claims, lawsuits and proceedings.

We are involved in a number of legal actions relating to the use of our technology. The outcomes of these legal actions are not within our complete control and may not be known for prolonged periods of time. In the opinion of management, the Company has meritorious defenses, and such claims are adequately covered by insurance, or are not expected, individually or in the aggregate, to result in a material, adverse effect on our financial condition, results of operations and cash flows. However, in the event that damages exceed the aggregate coverage limits of our policy, or if our insurance carriers disclaim coverage, we believe it is possible that costs associated with these claims could have a material adverse impact on our consolidated financial position, results of operations and cash flows (see below ITEM 3: Legal Proceedings).

We rely on certain suppliers, subcontractors, and manufacturers for raw materials and other products and are vulnerable to fluctuations in the availability and price of such products and services.

Fluctuations in the price, availability and quality of the raw materials (including plastics and other petroleum-based materials, along with precious metals) and subcontracting services we use in our manufacturing could have a negative effect on our cost of sales and our ability to meet the demands of our customers. Inability to meet the demands of our customers could result in the loss of future sales.

In addition, the costs to manufacture our products depend in part on the market prices of the raw materials used to produce them. We may not be able to pass along to our customers all or a portion of our higher costs of raw materials due to competitive and market pressures, which could decrease our earnings and profitability.

We also have collaborative arrangements with three key foreign suppliers under which we request the development of certain items and components, which we purchase pursuant to purchase orders. Our purchase order commitments are never more than one year in duration and are supported by our sales forecasts. The majority of our raw materials are purchased from sole-source suppliers. While we believe we could ultimately procure other sources for these components, should we experience any significant disruptions in this key supply chain, there are no assurances that we could do so in a timely manner which could render us unable to meet the demands of our customers, resulting in a material and adverse effect on our business and results of operations.

Our manufacturing facilities are located in Clearwater, Florida and Sofia, Bulgaria and could be affected due to multiple weather risks, including risks to our Florida facility from hurricanes and similar phenomena.

Our manufacturing facilities are located in Clearwater, Florida and Sofia, Bulgaria and could be affected by multiple weather

APYX MEDICAL CORPORATION
risks, most notably hurricanes in Clearwater, Florida. Although we carry property and casualty insurance and business interruption insurance, future possible disruptions of operations or damage to property, plant and equipment due to hurricanes or other weather risks could result in impaired production and affect our ability to meet our commitments to our customers and impair important business relationships, the loss of which could adversely affect our operations and profitability. We do, however, maintain a backup generator at our Clearwater facility, are working to establish deeper redundancies between both facilities, and have a disaster recovery plan in place to help mitigate this risk.

Quality Management and Product Liability

The success of our business depends on the quality of our products, and we have global processes, procedures and programs that are intended to help us maintain the highest possible level of quality. We operate in an industry susceptible to significant product liability claims; these claims may be brought by individuals seeking relief on their own behalf or purporting to represent a class.

Quality problems and product liability claims could lead to recalls or safety alerts, reputational harm, adverse verdicts or costly settlements, and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Quality is extremely important to us and our customers due to the impact on patients, and the serious and potentially costly consequences of product failure. Our business exposes us to potential product liability risks that are inherent in the design, manufacture, and marketing of medical devices. If they were to occur, component failures, manufacturing nonconformances, design defects, off-label use, or inadequate disclosure of product-related risks or product related information, could result in an unsafe condition, injury to, or even death of, a patient. These problems could lead to recall or issuance of safety notices relating to our products and could result in product liability claims and lawsuits, including class actions. Further, we may be exposed to unpredictable or accelerated changes in demand for certain of our products in connection with COVID-19, and its related impacts could impact production of products that could increase the risk of regulatory enforcement actions, product defects or related claims, as well as adversely impact our customer relationships and reputation.

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

Risks Related to Our Stock

APYX MEDICAL CORPORATION

The market price of our stock has been and may continue to be highly volatile.

Our common stock is listed on The NASDAQ Stock Market LLC under the ticker symbol “APYX”. The market price of our stock has been, and may continue to be, highly volatile and announcements by us or by third parties may have a significant impact on our stock price. These announcements may include:

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

The stock market has from time-to-time experienced extreme price and volume fluctuations, which have particularly affected the market prices for the medical technology sector companies, and which have often been unrelated to their operating performance. These broad market fluctuations may adversely affect the market price of our common stock. In addition, future sales by our security holders may lower the price of our common stock, which could result in losses to our stockholders.

We have no present intention to pay dividends on our common stock and, even if we change that policy, we may be unable to pay dividends on it.

We currently do not anticipate paying any dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and invest in our business. Any declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors and will depend on many factors, including our financial condition, earnings, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends, and other considerations that our board of directors deems relevant.

If we change that policy and commence paying dividends, we will not be obligated to continue paying those dividends, and our stockholders will not be guaranteed, or have contractual or other rights, to receive dividends. If we commence paying dividends in the future, our board of directors may decide, at its discretion, at any time, to decrease the number of dividends, otherwise modify or repeal the dividend policy or discontinue entirely the payment of dividends. Under Delaware law, our board of directors may not authorize the payment of a dividend unless it is paid out of our statutory surplus.

Exercise of options issued by us will dilute the ownership interest of existing stockholders.

As of December 31, 2020, our outstanding stock options to our employees, officers, directors and consultants amounted to 4,938,943 shares of our common stock, representing approximately 14.4% of our outstanding common stock.

The exercise of some or all of our stock options will dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion or exercise could adversely affect prevailing market prices of our common stock.

General Risks

We may, in the future, identify deficiencies in controls over financial reporting.

While we have successfully remediated the control deficiencies that led to the material weaknesses reported in 2018 and 2019, as disclosed, in Part II, Item 9A, there can be no assurance that the remedial measures taken will prevent future control deficiencies or material weaknesses from occurring. If we identify additional material weaknesses in our internal controls over financial reporting in the future, our ability to analyze, record and report financial information free of material misstatements, and to prepare our financial statements within the time periods specified by the rules and forms of the SEC, will likely be adversely affected.

We are at risk of being the victim of a cyber-attack or a security breach that may expose confidential customer, product and Company data or compromise our internal IT infrastructure. This could lead to liabilities resulting from failure to comply

APYX MEDICAL CORPORATION
with US and foreign data security and privacy regulations and negative impacts to our business operations.

We store in our computer systems and network various elements of data and information related to our customers, products and company that could be compromised as the result of a cyber-attack or security breach. If an individual or group of individuals, including a Company employee, were to compromise confidential information, or if customer confidential information is inappropriately disclosed due to a security breach of our computer systems, system failures or otherwise, we may face substantial liabilities or incur penalties in connection with any violation of applicable privacy laws or regulations. We also rely heavily on our internal systems, network and data. Any attacks on our IT infrastructure could have a significant impact on our daily manufacturing and customer service functions which could result in a material adverse impact on our financial results.

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

Data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions and countries in which we operate and continue to develop in ways which we cannot predict. We are subject to U.S. federal and state laws regarding data privacy and security including Section 5 of the Federal Trade Commission Act, or FTC Act. We are also subject to foreign data privacy and security laws, including the Global Data Protection Regulation, or GDPR, the European Union-wide legal framework to govern data collection, use and sharing and related consumer privacy rights. The GDPR includes significant penalties for non-compliance. Our failure to adhere to, or successfully implement processes in response to, changing regulatory requirements in this area could result in legal liability or impairment to our reputation in the marketplace, which could have a material adverse effect on our business, financial condition and results of operations.

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

Apyx Bulgaria EOOD leases approximately 20,000 square feet of office, warehousing and manufacturing facilities located in Sofia, Bulgaria. The rental cost of the facility is approximately $10,000 per month.

ITEM 3. Legal Proceedings

See Note 18 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

ITEM 4. Mine Safety Disclosures

Not Applicable.

APYX MEDICAL CORPORATION
PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock currently is traded on the NASDAQ Stock Market LLC. As of March 29, 2021, we had approximately 600 stockholders of record. Since many stockholders choose to hold their shares under the name of their brokerage firm, we estimate that the actual number of stockholders was over 3,500 stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,872,800	$5.48	2,351,369
Equity compensation plans not approved by security holders (1)	66,143	$4.05	—
Total	4,938,943	$5.46	2,351,369
(1) Represents inducement grants for new hires

Dividend Policy

We have never declared or paid any cash dividends on our common stock and we currently do not anticipate paying cash dividends in the foreseeable future. We currently expect to retain any future earnings to fund the operation and expansion of our business.

APYX MEDICAL CORPORATION
Five Year Performance Graph

The following line graph compares the cumulative total return of our common shares with the cumulative total return of the Russell 2000 Stock Index and the Russell 3000 Stock Index. The line graph assumes, in each case, an initial investment of $100 on December 31, 2016, based on the market prices at the end of each fiscal year through and including December 31, 2020, and reinvestment of dividends.

250
225
200
175
150
125
100
75
50
2016
2017
2018
2019
2020
Apyx Medical Corporation
Russell 2000 Index
Russell 3000 Index

	December 31,
	2016	2017	2018	2019	2020
Apyx Medical Corporation	100.00	72.42	180.49	235.64	200.54
Russell 2000 Index	100.00	113.14	99.37	122.94	145.52
Russell 3000 Index	100.00	118.85	110.54	142.09	168.03

APYX MEDICAL CORPORATION
ITEM 6. Selected Financial Data

Not Required.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes contained elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors discussed in this report and those discussed in other documents we file with the SEC. In light of these risks, uncertainties and assumptions, readers are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements represent beliefs and assumptions as of the date of this report. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change. Past performance does not guarantee future results.

Executive Level Overview

We are an advanced energy technology company with a passion for elevating people’s lives through innovative products in the cosmetic and surgical markets. Known for our innovative Helium Plasma Technology, Apyx is solely focused on bringing transformative solutions to the physicians and patients it serves. Our Helium Plasma Technology is marketed and sold as Renuvion® in the cosmetic surgery market and J-Plasma® in the hospital surgical market. Renuvion® offers plastic surgeons, fascial plastic surgeons and cosmetic physicians a unique ability to provide controlled heat toe tissue to achieve their desired results. The J-Plasma® system allows surgeons to operate with a high level of precision, virtually eliminating unintended tissue trauma. We also leverage our deep expertise and decades of experience in unique waveforms through OEM agreements with other medical device manufacturers.

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2019 ("2019 Form 10-K"), an outbreak of a novel strain of the coronavirus, COVID-19, was identified in China and subsequently recognized as a pandemic by the World Health Organization. The COVID-19 outbreak continues to severely restrict the level of economic activity around the world. In response to the COVID-19 outbreak the governments of many countries, states, cities and other geographic regions have taken preventative or protective actions, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forego their time outside of their homes. Temporary closures of businesses in some jurisdictions were ordered, and numerous other businesses closed permanently. Many other businesses continue to be operated at reduced capacity.

Ongoing significant reductions in business-related activities could result in further loss of sales and profits and other material adverse effects. The extent of the impact of COVID-19 on our business, financial results, liquidity and cash flows will depend largely on future developments, including new information that may emerge concerning actions taken to contain or prevent further spread of the virus, or its newly forming variants, within the U.S. and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted.

While our revenues were affected by the continued impacts of the COVID-19 pandemic, in the latter half of 2020 we saw strong utilization of our Renuvion® handpieces from existing customers in the U.S., along with shipments to several new customers in our international markets, which helped to offset sluggish global demand for capital equipment. Throughout the year, we continued our efforts to support our customers during this challenging time.

While we were also pleased to see overall improvements in our Advanced Energy business trends during the third and fourth quarters, demand for handpieces remains uneven across, and within, the primary markets that we serve, and global demand trends for generator adoption remain in the early stages of recovery. Although the timing of a return to a more normalized environment remains uncertain, we remain cautiously optimistic with respect to the continued recovery of the cosmetic and plastic surgery market.

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

In response to COVID-19, we took action in these key areas:

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

•Protecting the Health and Safety of our Employees: To reduce the risk to our employees and their families to potential exposure to COVID-19, we required that all non-essential employees work remotely until further notice. We also split the shifts of our manufacturing personnel to allow for adequate social distancing, and require all personnel to utilize personal protective equipment while on site at our facilities. We also significantly reduced business travel and outside access to our facilities.
•Maintaining Engagement of or Sales Team and Our Customers: In addition to the initiatives we put in place to protect health and safety for all employees, we focused our direct sales team on remaining in close contact with their existing surgeon customers to do everything they can to provide them with support during this difficult time. With this goal in mind, we implemented additional training for our sales reps in order to sharpen their ability to engage with our customers virtually. In addition to engaging with existing customers via virtual methods, our reps also continued to target and reach out to prospective customers, and outside the U.S., we continued to monitor the activities of our distributor partners and helped them navigate the challenges they faced as a result of the slower demand they have seen in their respective countries.
•Operating Expenses: We continued to take preemptive steps to curtail spending, including implementing hiring restrictions, reducing most discretionary spending, reducing capital expenditures, and delaying certain R&D projects and clinical research studies.
•Governmental Policy: On March 27, 2020, the U.S. government enacted the CARES Act to provide relief from COVID-19. We have taken advantage of certain provisions of the CARES Act which are applicable to us, including utilizing net operating loss (NOL) carryback provisions. We expect that utilizing these provisions will significantly help mitigate the working capital impact COVID-19 has had on our sales and operations.

During the first two months of 2020, our plans to host new Physician Mentor Programs, or “PMPs,” and expand our presence and educational programming at industry conferences and trade shows proceeded as expected. Our events planned for March, through the present time, however, were canceled or postponed due to COVID-19. In lieu of this in-person programming, our sales, marketing and field clinical teams have been very active in engaging with our customers - and prospects - around the world. We have hosted educational events virtually where we featured some of our leading clinician customers speaking on a wide range of topics, including side-by-side results comparing Renuvion® to a leading competitor's technology.

Our virtual educational events have also included case studies to illustrate how our leading clinician customers have adopted Renuvion®, their strategies for marketing and selling to new patients, and their thoughts on pricing and return on investment. We hosted the first installment of a planned series of webinars designed to assist our customers and prospects with opening their practices post-COVID 19. We also engaged with clinician customers outside the U.S. including hosting multiple continuing education training sessions on J-Plasma® and Renuvion® with our current international distributors and conducting multiple calls with groups of international prospects interested in learning about our Renuvion® technology.

During 2020, we continued to drive sales in our Advanced Energy business by increasing the adoption and utilization of our handpieces in the U.S. cosmetic surgery market and fulfilling demand from distributors in our international markets. Management estimates that our products have been sold in more than 55 countries. As of December 31, 2020, we had a direct sales force of 31 field-based selling professionals and utilized 2 independent sales agencies. We also had 5 sales managers. This selling organization is focused on the use of Renuvion® in the cosmetic surgery market. In addition, we have invested in training programs and marketing-related activities to support accelerated adoption of Renuvion® into physicians' practices.

We believe that our continued investment and focus on the following strategic initiatives in 2020 and beyond will position the Company for long-term growth in the cosmetic surgery market:

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

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

In regards to our operating segments, our results are aggregated into reportable segments only if they exhibit similar economic characteristics. In addition to similar economic characteristics, we also consider the following factors in determining the reportable segments: the nature of business activities, the management structure directly accountable to our chief operating decision maker for operating and administrative activities, availability of discrete financial information, and information presented to the Board of Directors and investors. Asset information is not reviewed by the chief operating decision maker by segment and is not available by segment and, accordingly, we have not presented a measure of assets by reportable segment.

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

Results of Operations

Sales

	Year Ended December 31,
(In thousands)	2020	2019	Change
Sales by Reportable Segment
Advanced Energy	$22,214	$22,676	(2.0)%
OEM	5,497	5,559	(1.1)%
Total	$27,711	$28,235	(1.9)%

Sales by Domestic and International
Domestic	$18,812	$19,584	(3.9)%
International	8,899	8,651	2.9%
Total	$27,711	$28,235	(1.9)%

Total revenue decreased by 1.9% or approximately $(0.5) million for the year ended December 31, 2020 when compared with 2019. Advanced Energy segment sales decreased 2.0% or approximately $(0.5) million for the year ended December 31, 2020 when compared with 2019. The impact of COVID-19 resulted in decreased demand for our products, both domestically and internationally throughout 2020, although sales began to recover late in the second quarter, and through the end of the year, as many of our customers resumed operations in a limited capacity. We continue to see improved demand domestically for our products from pre-COVID-19 levels and have experienced improvements internationally, driven primarily by entry into new markets, the largest of which was Brazil.

The OEM product line consists of proprietary products designed specifically for third party equipment manufacturers. Revenue for this product line decreased (1.1)% or approximately $(0.1) million when compared to 2019.

International sales represented approximately 32.1% and 30.6% of total revenues for the years ended December 31, 2020 and 2019, respectively. Management estimates our products have been sold in more than 55 countries through local dealers coordinated by sales and marketing personnel through our facilities in Clearwater, Florida and Sofia, Bulgaria.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Gross Profit

	Year Ended December 31,
(In thousands)	2020	2019	Change
Cost of sales	$10,207	$9,141	11.7%
Percentage of sales	36.8%	32.4%

Gross profit	$17,504	$19,094	(8.3)%
Percentage of sales	63.2%	67.6%	(4.4)%

Our gross profit margin as a percentage of sales decreased by 4.4% during the year ended December 31, 2020 compared with 2019. During the second quarter, we reassessed our forecasted product mix due to COVID-19, increased availability of our newer handpiece designs, and improved timing of product registrations in some of our foreign markets. As a result, certain products were reduced to a lower carrying value, and some components were also written off as it was determined to cease further production on these models. This resulted in a decrease in gross profit of approximately $0.3 million which is reflective of small recoveries on the impairments later in the year through the manufacture and sale of handpieces utilizing the impaired components. The remaining decrease in gross profit margin is driven by product mix within our Advanced Energy segment, offset by improved product margins in our Advanced Energy segment as a result of our continued manufacturing efficiency initiatives and introduction of newer product models.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Other Costs and Expenses

Research and development

	Year Ended December 31,
(In thousands)	2020	2019	Change
Research and development expense	$3,920	$3,731	5.1%
Percentage of sales	14.1%	13.2%

Our expenditures for R&D related activities increased by 5.1% or approximately $0.2 million for the year ended December 31, 2020, compared with 2019. This increase was primarily due to continued spending on our two investigational device exemption (IDE) clinical studies, which had applications submitted to the FDA in late 2019.

Professional services

	Year Ended December 31,
(In thousands)	2020	2019	Change
Professional services expense	$7,350	$8,507	(13.6)%
Percentage of sales	26.5%	30.1%

Professional services expenses decreased 13.6% for the year ended December 31, 2020, compared with 2019. The change was primarily attributable to decreases in legal expense ($0.7 million) associated with our now settled class action lawsuit, a decrease in Medical Advisory Board consulting fees ($0.5 million), and a decrease in option expense related to options granted to our Medical Advisory Board physicians ($0.3 million), as additional grants did not occur in 2020. These decreases were partially offset by an increase in accounting and auditing fees ($0.5 million) related to recent financial statement restatements, the change in our independent accountants and reaudit of the 2019 consolidated financial statements, and continued efforts to remediate our internal control deficiencies and material weaknesses.

Salaries and related costs

	Year Ended December 31,
(In thousands)	2020	2019	Change
Salaries and related expenses	$14,630	$14,025	4.3%
Percentage of sales	52.8%	49.7%

During 2020, salaries and related expenses increased approximately 4.3% or approximately $0.6 million compared to 2019. The increase was primarily attributable to additional employee stock option grants in 2020, which drove an increase in employee stock option expense of $1.2 million in 2020. This increase was partially offset by lower bonus expense during 2020 of approximately $0.6 million.

Selling, general and administrative expenses

	Year Ended December 31,
(In thousands)	2020	2019	Change
SG&A expenses	$11,687	$13,700	(14.7)%
Percentage of sales	42.2%	48.5%

Selling, general and administrative expense decreased by 14.7% or approximately $2.0 million for the year ended December 31, 2020, compared with 2019. The decrease is primarily related to decreases in travel and entertainment expense ($1.2 million), advertising including show fees and related costs ($0.6 million), regulatory registration and related quality audit expenses ($0.4

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

million), and commissions on Advanced Energy sales ($0.2 million), all of which are associated with restricted travel, decreased sales activity, or delayed regulatory activity as a result of COVID-19. These decreases were partially offset by higher bad debt expense ($0.4 million).

Interest Income

	Year Ended December 31,
(In thousands)	2020	2019	Change
Interest income	$241	$1,392	(82.7)%
Percentage of sales	0.9%	4.9%

Interest income decreased (82.7)% for the year ended December 31, 2020 as compared with the prior year. This decrease is due to a lower yield, as well as a lower average balance, on our investments in U.S. Treasury securities included in cash and cash equivalents.

Other Income (Loss), net

	Year Ended December 31,
(In thousands)	2020	2019	Change
Other income (loss), net	$479	$(351)	236.5%
Percentage of sales	1.7%	(1.2)%

Other income (loss), net increased 236.5% for the year ended December 31, 2020, as compared with the prior year. This increase is primarily due to the receipt of refunds on tariffs paid in the prior year during the first quarter of 2020, combined with the recognition of a joint and several liability for not collecting and remitting payroll taxes related to stock option exercises in the prior year.

Income Taxes

The income tax benefit was approximately $7.5 million, with an effective tax rate of 38.7%, for the year ended December 31, 2020 as compared to an income tax benefit of approximately $0.1 million, with an effective tax rate of 0.7%, in 2019. For the year ended December 31, 2020, the effective tax rate differs from the statutory rate primarily due to the release of the valuation allowance on our Federal NOL from 2019 as a result of the CARES Act, partially offset by a valuation allowance on our State NOL for 2020 and accrued interest and penalties on our uncertain tax positions. For the year ended December 31, 2019, the effective tax rate differs from the statutory rate primarily due to the valuation allowance on our Federal and State NOL for 2019 and accrued interest and penalties on our uncertain tax positions.

On March 27, 2020, the U.S. government enacted the CARES Act to provide relief from COVID-19. The CARES Act includes a provision that allows companies to carryback NOLs generated in the period 2018 through 2020 to prior years. As a result, we released the full valuation allowance of approximately $3.7 million on our Federal NOL carryforward from 2019 during the first quarter of 2020. In 2020, our income tax benefit is composed primarily of a benefit of $3.7 million associated with the current year net loss and $3.7 million associated with the release of the valuation allowance on the net operating loss from 2019 from the CARES Act. In 2019, our income tax benefit is composed primarily of return to provision adjustments related to the 2018 tax year (benefit of approximately $0.3 million), partially offset by the accrual of interest and penalties on our uncertain tax positions (expense of approximately $0.2 million).

We expect to receive refunds of approximately $7.5 million during 2021 related to the carryback of our 2020 and 2019 pre-tax losses.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Liquidity and Capital Resources

At December 31, 2020, we had approximately $41.9 million in cash and cash equivalents as compared to approximately $58.8 in cash and cash equivalents at December 31, 2019. Our working capital at December 31, 2020 was approximately $56.9 million compared with $64.4 million at December 31, 2019. The decrease in working capital at December 31, 2020 was primarily due to the net loss incurred by the Company in 2020, excluding non-cash activity, comprised primarily of stock-based compensation expense.

For the year ended December 31, 2020, net cash used in operating activities was approximately $16.0 million compared with net cash used in operating activities of approximately $18.5 million in 2019.

Net cash used in investing activities for the year ended December 31, 2020, was $0.6 million, related to purchases of capital equipment. Net cash from investing activities for the year ended December 31, 2019 was $60.5 million, primarily related to the maturity of short-term investments and reinvestment in cash equivalents, as well as approximately $1.3 million in purchases of capital equipment.

At December 31, 2020, we had purchase commitments for inventories totaling approximately $1.9 million, substantially all of which is expected to be purchased by the end of 2021.

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

Stock-Based Compensation

Under our stock option plans, options to purchase common shares of the Company may be granted to employees, officers and directors of the Company by the Board of Directors. We account for stock options in accordance with FASB ASC Topic 718-10, Compensation-Stock Compensation, with compensation expense recognized over the vesting period. Options are valued using the Black-Scholes model, which includes a number of estimates that affect the amount of our expense. We have determined that the most critical of these estimates are the estimates of expected life and volatility used in the calculations.

Expected life

For employee stock-based compensation awards, we estimate the expected life of awards utilizing the SEC's simplified method. We utilize this method, as we have not historically granted stock-based compensation awards to employees in sufficient volumes to determine a reasonable estimate of the life of awards. For awards granted to non-employees, we calculate expected life using a combination of past exercise behavior, the contractual term and expected remaining exercise behavior.

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

As a result of historical losses exclusive of discontinued operations, and our expectation to continue to generate losses in the near future, we recorded a valuation allowance on the our deferred tax asset. Exclusive of the carryback provisions of the CARES ACT and the associated income tax benefit recognized in 2020, we do not anticipate recording an income tax benefit related to these deferred tax assets. We will reassess the realization of deferred tax assets each reporting period and will be able to reduce the valuation allowance to the extent the financial results of continuing operations improve, and it becomes more likely than not that the deferred tax assets will be realizable. As management expects the Company to continue to generate losses in the foreseeable future after 2020, we will continue to record a valuation allowance on the net deferred tax assets balance as of December 31, 2020.

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

APYX MEDICAL CORPORATION
ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Apyx Medical Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Apyx Medical Corporation and its subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ RSM US LLP

We have served as the Company's auditor since 2020.

Orlando, Florida
March 31, 2021

APYX MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$41,915	$58,812
Trade accounts receivable, net of allowance of $300 and $273	8,399	7,987
Income tax receivables	7,654	426
Other receivables	1,275	1,233
Inventories, net of provision for obsolescence of $388 and $392	4,051	5,068
Prepaid expenses and other current assets	2,795	3,207
Total current assets	66,089	76,733
Property and equipment, net	6,541	6,618
Operating lease right-of-use assets	237	350
Finance lease right-of-use assets	437	653
Other assets	807	391
Total assets	$74,111	$84,745

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,511	$2,438
Accrued expenses and other current liabilities	7,278	9,396
Current portion of operating lease liabilities	126	108
Current portion of finance lease liabilities	238	229
Related party note payable	—	140
Total current liabilities	9,153	12,311
Long-term operating lease liabilities	129	235
Long-term finance lease liabilities	183	421
Contract liabilities	621	405
Other liabilities	166	114
Total liabilities	10,252	13,486
COMMITMENTS AND CONTINGENCIES (NOTE 18)
EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized; 34,289,222 issued and outstanding as of December 31, 2020, and 34,312,527 issued and 34,169,952 outstanding as of December 31, 2019	34	34
Additional paid-in capital	61,066	56,708
Retained earnings	2,621	14,517
Total stockholders’ equity	63,721	71,259
Non-controlling interest	138	—
Total equity	63,859	71,259
Total liabilities and equity	$74,111	$84,745

The accompanying notes are an integral part of the consolidated financial statements.

APYX MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2020	2019
Sales	$27,711	$28,235
Cost of sales	10,207	9,141
Gross profit	17,504	19,094
Other costs and expenses:
Research and development	3,920	3,731
Professional services	7,350	8,507
Salaries and related costs	14,630	14,025
Selling, general and administrative	11,687	13,700
Total other costs and expenses	37,587	39,963
Loss from operations	(20,083)	(20,869)
Interest income	241	1,392
Interest expense	(46)	(8)
Other income (loss), net	479	(351)
Total other income, net	674	1,033
Loss from operations before income taxes	(19,409)	(19,836)
Income tax benefit	(7,503)	(130)
Net loss	(11,906)	(19,706)
Net loss attributable to non-controlling interest	(10)	—
Net loss attributable to stockholders	$(11,896)	$(19,706)

Loss per share
Basic and Diluted	$(0.35)	$(0.58)

Weighted average number of shares outstanding - basic and diluted	34,212	34,069

The accompanying notes are an integral part of the consolidated financial statements.

APYX MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Retained Earnings	Non-controlling interest equity	Total Equity
Balance December 31, 2018	33,705	$34	$52,920	$34,223	$—	$87,177
Shares issued on stock options exercised for cash	61	—	207	—	—	207
Stock based compensation	—	—	3,581	—	—	3,581
Shares issued on net settlement of stock options	223	—	—	—	—	—
Vested restricted stock issued	181	—	—	—		—
Net loss	—	—	—	(19,706)	—	(19,706)
Balance December 31, 2019	34,170	$34	$56,708	$14,517	$—	$71,259
Contributions from non-controlling interest	—	—	—	—	148	148
Shares issued on stock options exercised for cash	27	—	148	—	—	148
Stock based compensation	—	—	4,210	—	—	4,210
Shares issued on net settlement of stock options	47	—	—	—	—	—
Vested restricted stock issued	45	—	—	—	—	—
Net loss	—	—	—	(11,896)	(10)	(11,906)
Balance December 31, 2020	34,289	$34	$61,066	$2,621	$138	$63,859

The accompanying notes are an integral part of the consolidated financial statements.

APYX MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities
Net loss	$(11,906)	$(19,706)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	887	754
Provision for inventory obsolescence	506	132
Provision for product warranties	215	321
Loss on disposal of property and equipment	13	89
Stock based compensation	4,210	3,581
Realized and unrealized gains on short term investments	—	(164)
Provision (benefit) for allowance for doubtful accounts	262	(163)
Changes in current assets and liabilities:
Trade receivables	(558)	(3,970)
Income tax receivables	(7,228)	180
Prepaid expenses and other assets	(27)	(586)
Inventories	615	(2,367)
Accounts payable	(965)	1,054
Accrued expenses and other liabilities	(2,090)	2,370
Net cash used in operating activities	(16,066)	(18,475)
Cash flows from investing activities
Purchases of property and equipment	(581)	(1,301)
Purchases of marketable securities	—	(18,884)
Proceeds of marketable securities	—	80,726
Net cash (used in) provided by investing activities	(581)	60,541
Cash flows from financing activities
Proceeds from stock option exercises	148	207
Repayment of related party note payable	(140)	—
Repayment of finance lease liabilities	(229)	(60)
Contributions from non-controlling interests	148	—
Net cash (used in) provided by financing activities	(73)	147
Effect of exchange rates on cash	(177)	3
Net change in cash and cash equivalents	(16,897)	42,216
Cash and cash equivalents, beginning of year	58,812	16,596
Cash and cash equivalents, end of year	$41,915	$58,812

Cash paid for:
Interest expense	$46	$8
Income taxes	82	325

Non cash operating and investing activities:
Transfer of other assets to fixed assets	$—	$42
Transfer of inventory to fixed assets	23	277

The accompanying notes are an integral part of the consolidated financial statements.

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.     DESCRIPTION OF BUSINESS

Apyx Medical Corporation (“Company", "Apyx", "it" and similar terms) was incorporated in 1982, under the laws of the State of Delaware and has its principal executive office at 5115 Ulmerton Road, Clearwater, FL 33760.

The Company is an advanced energy technology company with a passion for elevating people’s lives through innovative products in the cosmetic and surgical markets. Known for its innovative Helium Plasma Technology, Apyx is solely focused on bringing transformative solutions to the physicians and patients they serve. It's Helium Plasma Technology is marketed and sold as Renuvion® in the cosmetic surgery market and J-Plasma® in the hospital surgical market. Renuvion® offers plastic surgeons, fascial plastic surgeons and cosmetic physicians a unique ability to provide controlled heat to the tissue to achieve their desired results. The J-Plasma® system allows surgeons to operate with a high level of precision, virtually eliminating unintended tissue trauma. The Company also leverages its deep expertise and decades of experience in unique waveforms through original equipment manufacturing (OEM) agreements with other medical device manufacturers.

NOTE 2.     SIGNIFICANT ACCOUNTING POLICIES

Consolidated Financial Statements

The accompanying consolidated financial statements include the accounts of Apyx, its wholly owned subsidiary, Apyx Bulgaria, EOOD, and its 51% owned subsidiary, Apyx SY Medical Devices (Ningbo) Co., Ltd. (collectively, "Apyx," or the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions the Company is required to make.

Cash and Cash Equivalents

Holdings of highly liquid investments with original maturities of three months or less from the date of purchase are considered to be cash equivalents. As of December 31, 2020 and 2019, all of the Company’s U.S. Treasury Bills have original maturities of three months or less and are included in cash and cash equivalents.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of trade accounts receivable. With respect to cash, the Company frequently maintains cash and cash equivalent balances in excess of federally insured limits; it has not experienced any losses in such accounts.

Trade Accounts Receivable and Allowance for Doubtful Accounts

The Company's standard credit terms for billings range from net 10 days to net 90 days, depending on the customer agreement. Accounts receivable are determined to be past due if payments are not made in accordance with such agreements and an allowance is generally recorded for accounts that become three months past due, or sooner if there are other indicators that the receivables may not be recovered. Customary collection efforts are initiated, and receivables are written off when the Company determines they are not collectible and abandons these collection efforts.

The Company evaluates the allowance for doubtful accounts on a regular basis for adequacy based upon its periodic review of the collectability of the receivables in light of historical experience, adverse situations that may affect its customers’ ability to pay and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Management believes that the allowances for doubtful accounts of approximately $0.3 million at December 31, 2020 and 2019, are adequate to provide for possible bad debts.

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined on a first in, first out basis. Finished goods and work-in-process inventories include material, labor and overhead costs. Factory overhead costs are allocated to manufactured inventory based upon labor hours.

The Company monitors inventory usage to determine if the carrying value of any items should be adjusted due to lack of demand for the item and adjusts inventory for estimated obsolescence or unusable inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization are provided for using the straight-line method over the estimated useful lives of the assets. The amortization of leasehold improvements is based on the shorter of the lease term or the life of the improvement. Betterments and major improvements, which extend the life of the asset, are capitalized, whereas maintenance and repairs and routine improvements are expensed as incurred. The estimated useful lives are: buildings and improvements, 39 years; machinery and equipment, 3-10 years; furniture and fixtures, 5-10 years; computer equipment and software, 3-5 years; and molds, 7-15 years.

Valuation of Long-Lived Assets

The Company reviews long-lived assets for recoverability if events or changes in circumstances indicate that the assets may have been impaired. This circumstance exists when the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from its use and eventual disposition. In those cases, an impairment loss is recognized to the extent that the assets’ carrying amount exceeds its fair value. Any impairment losses are not restored in the future if the fair value increases. At December 31, 2020, the Company believes the remaining carrying values of its long-lived assets are recoverable.

Product Warranties

The Company provides a four year limited warranty on end-user sales of its Renuvion®/J-Plasma® generators, a two year warranty on mounting fixtures, and a one-year warranty on certain accessories. The Company estimates and provides for future costs for product warranties in cost of sales at the time revenue is recognized. The Company bases its product warranty costs on related material costs, repair labor costs and shipping costs. The Company estimates the future cost of product warranties by considering historical material, repair labor, and shipping costs, and applying the experience rates to the outstanding warranty period for products sold. It is reasonably possible that actual results could differ from those estimates.

Revenue Recognition

Revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration that the Company expects to receive for those goods or services. To recognize revenue, the Company (i) identifies the contract(s) with a customer; (ii) identifies the performance obligations in the contract; (iii) determines the transaction price; (iv) allocates the transaction price to the performance obligations in the contract; and (v) recognizes revenue when, or as, it satisfies the performance obligation(s). For sales of the Company's Advanced Energy products (Renuvion®/J-Plasma®), this is at a point in time when title has been transferred to the customer, which is generally at the time of shipment or receipt by customer for FOB destination terms. For sales of products under its OEM agreements, the Company recognizes revenue over time when no alternative use exists for the manufactured goods and the Company has rights to payment. Presently, the Company does not stock any significant completed goods under its OEM agreements, accordingly, the recognition of revenue under these agreements approximates point in time recognition. The following policies apply to its major categories of revenue transactions:

•The majority of sales to customers are evidenced by firm purchase orders. Generally, title and the risks and rewards of ownership are transferred to the customer when the product is shipped. Payment by the customer is due under fixed payment terms.

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
•Product returns are only accepted at the Company's discretion and in accordance with its “Returned Goods Policy”. Historically, the level of product returns has not been significant. Accruals for sales returns, rebates and allowances are made as a reduction of revenue based upon an analysis of historical customer returns and credits, rebates, discounts and current market conditions.
•The terms of sale to customers generally do not include any obligations to perform future services. Limited warranties are generally provided for sales and provisions for warranty are provided at the time of product sale based upon an analysis of historical data.
•In connection with the execution of OEM supply agreements, the Company may enter into an accompanying product development agreement. If the Company enters into a product development agreement, and development of the goods does not represent a performance obligation on a standalone basis, the Company defers the development fees billed to customers and the associated costs. At December 31, 2020 and 2019, respectively, the Company had recorded approximately $0.6 million and $0.4 million of contract liabilities and $0.2 million and $0.1 million of contract assets related to the deferral of revenues and expenses under these agreements. Recognition of the deferred billings and costs will occur as the Company performs on the accompanying supply arrangements.

Advertising Costs

Advertising costs are expensed as incurred. The amounts of advertising costs, including trade shows, were approximately $0.8 million and $1.5 million for the years ended December 31, 2020 and 2019, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC Topic 718, Compensation-Stock Compensation. FASB ASC 718 requires recognizing compensation expense for all share-based payment awards made to employees, directors and non-employees based upon the awards’ grant date fair value. It accounts for forfeitures as they occur. The standard covers employee stock options, restricted stock and other equity awards. The Company utilizes a Black-Scholes model to estimate the grant date fair value of stock option awards. For employee and director awards, compensation expense is recognized on a straight-line basis over the vesting periods. For non-employee awards, compensation expense is recorded for non-forfeitable, fully vested awards at the grant date. For other awards granted to non-employees, compensation cost is recognized as services are provided, which approximates a straight-line basis over the vesting period.

Litigation Contingencies

In accordance with authoritative guidance, the Company accrues a liability in its consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible, but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed in the notes to the consolidated financial statements. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded; actual results may differ from those estimates.

Income (Loss) Per Share

The Company computes basic (loss) earnings attributable to common stockholders per share by dividing net (loss) income attributable to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted (loss) earnings per share attributable to common stockholders gives effect to all potential dilutive shares outstanding during the period. The number of dilutive shares is calculated using the treasury stock method which reduces the effective number of shares by the amount of shares the Company could purchase with the proceeds of assumed exercises. Anti-dilutive units are excluded from the calculation of diluted shares. In periods of loss, all potentially dilutive units are anti-dilutive and are excluded from the calculation of diluted income (loss) per share.

Research and Development Costs

Research and development expenses are charged to operations as incurred.

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Income Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in FASB ASC Topic 740, "Income Taxes". Under the liability method, deferred taxes are determined based on temporary differences between the financial statement and tax bases of assets and liabilities using tax rates expected to be in effect during the years in which the deferred taxes reverse. The Company accounts for interest and penalties on income taxes as income tax expense. A valuation allowances is recorded when it is more likely than not that a tax benefit will not be realized. In determining the need for valuation allowances the Company considers projected future taxable income, the timing of reversals of temporary differences, and the availability of tax planning strategies. As of December 31, 2020 and 2019, the Company recorded a valuation allowance on the net deferred tax asset.

The Company assesses the realizability of deferred tax assets each reporting period and will be able to reduce the valuation allowance to the extent the financial results of continuing operations improve, and it becomes more likely than not that the deferred tax assets will be realizable. As Management expects the Company to continue to generate losses in the foreseeable future after 2020, the Company will continue to record a full valuation allowance on the net deferred tax assets as of December 31, 2020. As a result of the CARES ACT, during 2020, the Company released the valuation allowance on the Federal NOLs that can now be carried back to prior taxable years.

The Company assesses the financial statement impact of an uncertain tax position taken or expected to be taken on an income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained.

Foreign Currency Transactions

The functional currency of Apyx Bulgaria is the U.S. dollar. The monetary assets and liabilities that are denominated in a currency other than U.S. dollar are remeasured into U.S. dollars at the exchange rate on the balance sheet date, while nonmonetary items are remeasured at historical rates. Revenue and expenses are remeasured at weighted average exchange rates during the period. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in selling, general and administrative expenses in the Consolidated Statements of Operations and were not material for the years ended December 31, 2020 and 2019.

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 3.     CHANGE IN ACCOUNTING POLICY

During 2019, the Company began granting stock option awards deeper within the organization. It does not have sufficient experience with grants to these employees and has experienced challenges in developing reliable forfeiture estimates at the grant date. Accounting for revising the forfeiture estimates has been burdensome. Accounting Standards Codification 718, Compensation- Stock Compensation, prescribes two methods for accounting for forfeitures on stock option awards, either the estimation method utilized by the Company previously, or by accounting for forfeitures as they occur. On January 1, 2020, the Company made an accounting policy election change and began accounting for forfeitures on stock option awards using actual forfeitures. This accounting policy election change was made on a retrospective basis. However, the changes to the current and prior period were determined to be immaterial and there have been no changes to previously reported results as a result of the change.

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
NOTE 4.     RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326). The update changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, contract assets, held-to-maturity debt securities and loans, and requires entities to use a new forward-looking expected loss model that will result in the earlier recognition of allowance for losses. This update, as originally issued, was effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. In November 2019, the FASB issued ASU 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) Effective Dates, which deferred the effective dates of these standards for Smaller Reporting Companies until fiscal years beginning after December 15, 2022. The Company currently expects to continue to qualify as a Smaller Reporting Company, based upon the current SEC definition and, as a result, will be utilizing the deferred elective date. While the Company is in the process of determining the effects of the adoption of the standard on the consolidated financial statements, it does not expect the impact to be material.

No other new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material impact on the Company's consolidated financial statements or disclosures.

NOTE 5.     DISPOSITION OF THE CORE BUSINESS

On August 30, 2018, the Company closed on a definitive asset purchase agreement (the "Asset Purchase Agreement") with Specialty Surgical Instrumentation Inc., a Tennessee Corporation and wholly owned subsidiary of Symmetry Surgical Inc. (“Symmetry”), pursuant to which the Company divested and sold the Company's electrosurgical "Core" business segment and related intellectual property, including the Bovie® brand and trademarks, to Symmetry for gross proceeds of $97 million in cash.

In connection with the Asset Purchase Agreement, the Company entered into an Electro Surgical Disposables and Accessories, Cauteries and Other Products Supply Agreement with Symmetry for a four-year term, whereby it will manufacture certain Core products and sell them to Symmetry at agreed upon prices. Any activity resulting from this agreement is netted and reported in the Consolidated Statements of Operations as other income (loss). Core activity for 2020 amounted to $9.4 million with cost of sales equivalents of $8.1 million and other related expenses of $0.8 million for net other income of $0.5 million. Core activity in 2019 amounted to $9.4 million with cost of sales equivalents of $8.8 million and related operating expenses of $0.5 million for net other income of $0.1 million.

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 6.     INTEREST IN JOINT VENTURE INVESTMENT

In 2019, the Company executed a joint venture agreement with its Chinese supplier ("China JV"). The agreement requires the Company to make a capital contribution into the newly formed entity of approximately $357,000, of which approximately $154,000 was contributed during the year ended December 31, 2020. As of the date of these consolidated financial statements, the joint venture has not commenced principal operations.

Changes in the Company's ownership interest in its 51% owned China JV were as follows:

(In thousands)	Year Ended December 31, 2020
Beginning interest in China JV	$—
Contributions	154
Net loss attributable to Apyx	(10)
Ending interest in China JV	$144

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 7.     INVENTORIES

Inventories consisted of the following:

(In thousands)	December 31, 2020	December 31, 2019
Raw materials	$2,243	$2,935
Work in process	1,109	1,209
Finished goods	1,087	1,316
Gross inventories	4,439	5,460
Less: provision for obsolescence	(388)	(392)
Inventories, net	$4,051	$5,068

During 2020, the Company reassessed its forecasted product mix due to COVID-19, increased availability of newer handpiece designs, and improved timing of product registrations in some of our foreign markets. As a result, certain products were reduced to a lower carrying value, and some components were also written down as the Company determined to cease further production on these older models. The total impairment was approximately $400,000 and is included in cost of sales in the accompanying Consolidated Statement of Operations for 2020. Later in 2020, the Company's forecasts were revised, and it subsequently utilized a portion of the written down components and approximately $100,000 of the impairment was recovered through the sale of the corresponding manufactured handpieces.

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
NOTE 8.     PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

(In thousands)	December 31, 2020	December 31, 2019
Land	$1,600	$1,600
Building and improvements	4,454	4,423
Machinery and equipment	2,113	2,187
Furniture and fixtures	290	292
Computer equipment and software	1,505	1,409
Leasehold improvements	156	156
Molds	813	805
Total property, plant and equipment	10,931	10,872
Less: accumulated depreciation and amortization	(4,813)	(4,403)
Property and equipment in service	6,118	6,469
Construction in progress	423	149
Property and equipment, net	$6,541	$6,618

Total depreciation expense was $0.7 million for the years ended December 31, 2020 and 2019. Depreciation expense is included within cost of goods sold and selling, general and administrative expense in the Consolidated Statements of Operations.

NOTE 9.     LEASES

The Company does not recognize leases with terms less than twelve months in duration, or that have variable only payments, in its Consolidated Balance Sheet as right-of-use assets and lease liabilities. The Company has adopted the practical expedient which allows for the Company to not separate lease and non-lease components of contracts. Accordingly, non-lease components are included in the measurement of the Company's lease liabilities and right-of-use assets. If the Company is aware of the implicit rate in leases, the Company determines the operating lease liability using the implicit rate. For those leases where the Company is not aware of the implicit rate in the lease, the Company utilizes an incremental borrowing rate of 4.00%, which is indicative of its collateralized borrowing rate.

Operating Leases

The Company leases its facility in Sofia, Bulgaria and vehicles in Clearwater, Florida under non-cancelable operating lease agreements. The Company's lease on the Bulgaria facility includes rent escalation over the term of the lease. Rent expense on the lease is accounted for on a straight-line basis over the lease term. During 2019, the Bulgaria facility lease was extended for an additional 2 years. In accordance with operating lease guidance under Topic 842, the extension was accounted for as a lease modification and the right-of-use asset and lease liability were remeasured at the modification date. These operating leases have terms expiring through December 2022.

Finance Leases

During 2019, the Company entered into non-cancelable finance leases for certain computer equipment and a vehicle in Clearwater, Florida. These finance leases have terms expiring through August 2023.

Information about the Company’s lease costs are as follows:

	Year Ended December 31,
Lease costs (in thousands):	2020	2019
Operating lease costs	$124	$115
Finance lease costs:
Amortization of right-of-use assets	$216	$57
Interest on lease liabilities	$22	$8
Variable lease costs	$13	$16
Total lease costs	$375	$196

Cash and non-cash information related to our leases are as follows:

	Year Ended December 31, 2020		Year Ended December 31, 2019
(in thousands)	Operating	Finance	Operating	Finance
Non cash information:
Right-of-use assets capitalized and lease liabilities recognized upon adoption of Topic 842	$—	$—	$212	$—
Right-of-use assets capitalized and lease liabilities recognized upon lease remeasurement	$—	$—	$207	$—
Right-of-use assets capitalized and lease liabilities recognized upon execution of lease	$—	$—	$28	$710

Cash information:
Cash paid for lease liabilities	$110	$251	$106	$68

Information about the Company’s weighted average remaining lease terms and discount rate assumptions are as follows:

	Year Ended December 31, 2020		Year Ended December 31, 2019
	Operating	Finance	Operating	Finance
Weighted average remaining lease term (in years)	2.0	1.7	3.0	2.7
Weighted average discount rate	4.03%	4.00%	4.04%	4.00%

Maturities of lease liabilities as of December 31, 2020 are as follows:

(In thousands)	Operating	Finance
2021	$134	$236
2022	131	183
2023	—	18
Total lease payments	265	437
Less imputed interest	(10)	(16)
Present value of lease liabilities	255	421
Less current portion of lease liabilities	(126)	(238)
Long-term portion of lease liabilities	$129	$183

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 10.     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	December 31, 2020	December 31, 2019
Accrued payroll	$808	$694
Accrued bonus	811	1,306
Accrued commissions	1,001	877
Accrued product warranties	498	452
Accrued product liability claim insurance deductibles	435	1,170
Accrued professional fees	222	1,383
Joint and several payroll liability	1,027	1,045
Uncertain tax positions	1,658	1,491
Sales tax payable	591	492
Other accrued expenses and current liabilities	227	486
Total accrued expenses and other current liabilities	$7,278	$9,396

NOTE 11.     PRODUCT WARRANTIES

Product warranty activity consisted of the following for the years ended:

(In thousands)	December 31, 2020	December 31, 2019
Beginning balance	$452	$348
Provision for product warranties	215	321
Product warranty expenses incurred	(169)	(217)
Accrued product warranties	$498	$452

NOTE 12.     JOINT AND SEVERAL PAYROLL LIABILITY

During 2017, 2018 and 2019, the Company improperly calculated and reported the amount of income to certain employees, and did not collect and remit the correct amount of its employees' portion of income and payroll taxes, related to stock option exercises as required by the IRS. Due to IRS statutory requirements, the Company has joint and several liability for the full amount that was not withheld and remitted to the proper taxing authorities. This amount of the liability was approximately $1.0 million at December 31, 2020 and 2019. Included in other income (loss), net in the accompanying Consolidated Statements of Operations for 2019 is approximately $0.3 million related to the liability. If the Company can establish that its employees have in fact paid these obligations, either presently or in the future, it will be relieved of its liability.

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
NOTE 13.     EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“basic EPS”) is computed by dividing the net income or loss by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding. As the Company is in a net loss position for all periods presented, all potential shares outstanding are anti-dilutive. The following table provides the computation of basic and diluted earnings (loss) per share.

	Year Ended December 31,
(in thousands, except per share data)	2020	2019
Numerators:
Net loss attributable to stockholders	$(11,896)	$(19,706)

Weighted average shares outstanding - basic and diluted	34,212	34,069

Loss per share - basic and diluted	$(0.35)	$(0.58)

Anti-dilutive instruments excluded from diluted loss per common share:
Options	4,939	3,967

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 14.    FINANCIAL INSTRUMENTS

Cash and Cash Equivalents at December 31, 2020 and 2019, respectively, consisted of approximately $2,250,000 and $2,237,000 in cash and $39,665,000 and $56,575,000 in U.S. Treasury Securities with maturities of 3 months or less.

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
NOTE 15.     INCOME TAXES

Components of the provision for income taxes are as follows:

(In thousands)	December 31, 2020	December 31, 2019
Current:
Federal	$(3,682)	$(12)
State	(120)	(205)
Foreign	(37)	87
	(3,839)	(130)

Release of valuation allowance due to CARES Act	(3,664)	—
	(7,503)	(130)

Deferred:
Federal	(25)	(3,989)
State	(1,004)	(741)
	(1,029)	(4,730)

Valuation allowance	1,029	4,730

Total provision for income tax	$(7,503)	$(130)

Below is a reconciliation of the statutory federal income tax rate to the Company's effective tax rate:

	Year Ended December 31,
	2020	2019
Federal tax provision	21.0%	21.0%
State taxes (net of federal benefit)	5.1%	4.3%
Valuation allowance	(5.3)%	(23.8)%
NOL carryback from CARES Act	18.9%	—%
Other	(1.0)%	(0.8)%
Total	38.7%	0.7%

Major components of the Company’s deferred tax assets (liabilities) are as follows:

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(In thousands)	December 31, 2020	December 31, 2019
Deferred tax assets:
Loss and credit carryforwards	$1,888	$4,779
Stock-based compensation	1,603	1,004
Other	745	1,133
Total deferred tax assets	4,236	6,916
Valuation allowance	(3,837)	(6,472)
Total deferred tax assets, net of valuation allowance	399	444
Deferred tax liabilities:
Property and equipment	(278)	(245)
Other	(121)	(199)
Total deferred tax liabilities	(399)	(444)
Net deferred tax assets	$—	$—

On March 27, 2020, the U.S. government enacted the CARES Act to provide relief from COVID-19. The CARES Act includes a provision that allows companies to carryback net operating losses (NOL’s) generated in the period 2018 through 2020 to prior years. In conjunction with the disposition of the Core business in 2018, the Company generated a significant amount of taxable income in 2018. Subsequent to this, the Company generated NOLs in 2019 and 2020. For the NOLs generated in 2019, the Company previously recorded a full valuation allowance on the deferred tax assets associated with the NOL due to realization not being probable under then existing tax law. The CARES Act makes these assets realizable and, as of the date of the CARES Act, the Company has recognized an income tax benefit of approximately $3.7 million associated with the release of the valuation allowance on its Federal NOL deferred tax asset from 2019. Additionally, using the provisions of the CARES Act, the Company is carrying back its 2020 Federal NOL of approximately $3.7 million.

The Company considers all positive and negative evidence regarding the realization of deferred tax assets, including past operating results and future sources of taxable income.

The Company considers the earnings of Apyx Bulgaria, EOOD to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our specific plans for reinvestment of those subsidiary earnings. It has not recorded a deferred tax liability related to the U.S. Federal and State income taxes and foreign withholding taxes on the undistributed earnings of Apyx Bulgaria, EOOD indefinitely invested outside the United States. If it decides to repatriate the foreign earnings, the Company will need to adjust its income tax provision in the period it determines that the earnings will no longer be indefinitely invested outside the United States.

The Company assesses the financial statement impact of an uncertain tax position taken or expected to be taken on an income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained. As of December 31, 2020 and 2019, the Company has recorded a liability of approximately $1.3 million related to uncertain tax positions and accrued approximately $0.4 million and $0.2 million, respectively, of interest and penalties on these positions. It is expected that the change in unrecognized tax benefits within the next 12 months will not be significant.

The following is a roll-forward of the Company's total gross unrecognized tax benefits, not including interest and penalties, for the years ended December 31:

(in thousands)	Gross Unrealized Tax Benefits
	2020	2019
Beginning of year balance	$1,313	$1,313
Additions of tax positions related to the current year	—	—
Additions of tax positions related to the prior year	—	—
Decreases for tax positions related to prior year	—	—
End of year balance	$1,313	$1,313

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company is subject to U.S. federal and state income tax examination. The Company’s 2017 through 2019 U.S. federal income tax returns are subject to examination by the Internal Revenue Service. The Company’s state income tax returns are subject to examination for the 2016 through 2019 tax years.

NOTE 16.     RETIREMENT PLAN

The Company provides a tax-qualified profit-sharing retirement plan under section 401(k) of the Internal Revenue Code for the benefit of eligible employees with an accumulation of funds for retirement on a tax-deferred basis and provides for annual discretionary contribution to individual trust funds.

All employees are eligible to participate upon completing three months of service. The employees may make voluntary contributions to the plan up to the maximum percentage allowed by the Internal Revenue Code. Vesting in employee matching contributions is graded and depends on the years of service. After three years from their date of hire, the employees are 100% vested. The Company makes matching contributions of 50% of the employee contributions up to a total of 3% of participant payroll. Matching contributions made by the Company totaled approximately $0.3 million for each of the years ended December 31, 2020 and 2019, respectively.

NOTE 17.     RELATED PARTY TRANSACTIONS

Several relatives of Nikolay Shilev, Apyx Bulgaria’s Managing Director, are considered related parties. Teodora Shileva, Mr. Shilev’s spouse, is an employee of the Company working in the accounting department. Antoaneta Dimitrova Shileva-Toromanova, Mr. Shilev’s sister, is the manager of human resources. Svetoslav Shilev, Mr. Shilev’s son, is a quality manager in the quality assurance department.

In addition, as part of the purchase of the Apyx Bulgaria manufacturing facility, Mr. Shilev was issued a note payable for $0.1 million, which was paid in full on October 20, 2020.

The partner in the Company's China joint venture is also a supplier of the Company. For the years ended December 31, 2020 and 2019, the Company made purchases from this supplier of approximately $1,441,000 and $2,643,000, respectively. At December 31, 2020 and 2019, respectively, the Company owed this supplier approximately $38,000 and $29,000, respectively.

NOTE 18.     COMMITMENTS AND CONTINGENCIES

Litigation

The medical device industry is characterized by frequent claims and litigation, and the Company may become subject to various claims, lawsuits and proceedings in the ordinary course of our business. Such claims may include claims by current or former employees, distributors and competitors, claims concerning the marketing and promotion of our products and product liability claims.

The Company is involved in a number of legal actions relating to the use of our Helium Plasma technology. The outcomes of these legal actions are not within the Company’s complete control and may not be known for prolonged periods of time. It believes that such claims are adequately covered by insurance; however, in the case of one of the Company’s carriers, the Company is in a dispute regarding the total level of coverage available. Notwithstanding the foregoing, in the opinion of management, the Company has meritorious defenses, and such claims are not expected, individually or in the aggregate, to result in a material, adverse effect on its financial condition, results of operations and cash flows. However, in the event that damages exceed the aggregate coverage limits of the Company’s policies or if its insurance carriers disclaim coverage, management believes it is possible that costs associated with these claims could have a material adverse impact on the consolidated financial condition, results of operations and cash flows.

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

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Amended Complaint seeks class action status on behalf of all persons and entities that acquired the Company’s securities between December 21, 2018 and April 1, 2019, and alleges violations by the Company and Goodwin of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended and Rule 10b-5 thereunder, primarily related to certain public statements concerning the Premarket Notification 510(k) submission made to the US Food and Drug Administration for a new indication for the Company’s J-Plasma® technology for use in dermal resurfacing procedures. On October 3, 2019, defendants filed a motion to dismiss the Amended Complaint, and on March 11, 2020, the Court denied that motion. On July 10, 2020, the parties executed a settlement agreement, which was subject to Court approval. The Court preliminarily approved the settlement on July 21, 2020. The settlement agreement provides for the dismissal of the action with prejudice. On November 6, 2020, the Court issued its final order approving the settlement and dismissing the action and all claims contained in the Amended Complaint with prejudice. At December 31, 2020, the Company has settled and fully paid all obligations related to this matter. Included in selling, general and administrative expenses for the year ended December 31, 2019 is $1,000,000 for the matter. At December 31, 2019, the Company had accrued $820,000 for the matter.

The Company accrues a liability in our consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is recorded. If a loss is reasonably possible, but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed in the notes to the consolidated financial statements. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded, actual results may differ from these estimates.

Purchase Commitments

At December 31, 2020, the Company has purchase commitments for inventories totaling approximately $1.9 million, substantially all of which is expected to be purchased by the end of 2021.

China Joint Venture

The Company's agreement in the China joint venture requires it to make a capital contribution into the newly formed entity of $357,000. As of the date of these consolidated financial statements, approximately $203,000 of its capital commitment remains to be funded.

Concentrations

Sales to one customer within the OEM segment represented 10% and 11% of total sales for the year ended December 31, 2020 and 2019, respectively.

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
NOTE 19.     STOCK OPTIONS

On October 30, 2007, the Company's stockholders approved, and the Board of Directors adopted an amendment to the 2003 Executive and Employee Stock Option Plan (the “Plan”) to increase the maximum aggregate number of shares of common stock reserved for issuance under the Plan from 1.2 million shares (already reserved against outstanding options) to 1.7 million shares. Except for the increase in the number of shares covered by the Plan, the Plan remained otherwise unchanged. In 2001, the Board of Directors adopted the 2001 Executive and Employee Stock Option Plan which reserved for issuance 1.2 million stock options. Stock options to employees typically have a ten-year life and currently vest over periods between one and seven years.

In July 2012, the Company's stockholders approved the 2012 Share Incentive Plan covering a total of 750,000 shares of common stock issuable upon exercise of options to be granted under the plan. At December 31, 2020 approximately 60,000 are available to be issued in this plan.

In July 2015, the Company's stockholders approved the 2015 Executive and Employee Stock Option Plan covering a total of 2,000,000 shares of common stock issuable upon exercise of options to be granted under the plan. At December 31, 2020 approximately 230,000 are available to be issued in this plan.

In August 2017, the Company's stockholders approved the 2017 Executive and Employee Stock Option Plan covering a total of 3,000,000 shares of common stock issuable upon exercise of options to be granted under the plan. At December 31, 2020 approximately 70,000 are available to be issued in this plan.

In August 2019, the Company's stockholders approved the 2019 Share Incentive Plan covering a total of 2,000,000 shares of common stock issuable upon exercise of options to be granted under the plan. At December 31, 2020, all 2,000,000 are available to be issued in this plan.

On January 29, 2021, the Company granted employees approximately 700,000 options to purchase common shares of the Company's stock. All options granted were pursuant to the plans noted above. The options vest over a period of three years.

The status of the Company's stock options is summarized as follows:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2018	3,254,779	$3.18
Granted	1,379,500	7.70
Exercised	(410,635)	2.99
Canceled and forfeited	(256,785)	4.76
Outstanding at December 31, 2019	3,966,858	$4.67
Granted	1,376,900	7.94
Exercised	(112,965)	3.37
Canceled and forfeited	(291,850)	7.19
Outstanding at December 31, 2020	4,938,943	$5.46

	Number of options	Weighted average grant date fair value
Non-vested at December 31, 2019	1,484,929	$4.11
Granted	1,376,900	4.78
Vested	(665,510)	3.77
Forfeited	(151,850)	4.53
Non-vested at December 31, 2020	2,044,469	$4.61

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Common shares required to be issued upon the exercise of stock options would be issued from authorized and unissued shares. Options are valued using the Black-Scholes model. For employee grants, the Company calculates expected life via the simplified method as it does not have sufficient history to determine actual expected life. For non-employee grants, the Company calculates expected life using a combination of past exercise behavior, the contractual term and expected remaining exercise behavior. Inputs used in the valuation models are as follows:

	2020 Grants			2019 Grants
Option value	$4.98	—	$8.18	$7.15	—	$7.91
Risk-free rate	0.3%	-	1.7%	1.7%	—	2.6%
Expected dividend yield	—%			—%
Expected volatility	65.9%	-	70.1%	64.9%	—	66.4%
Expected term (in years)	6			4.5	-	6

The Company recognized approximately $4,210,000 and $3,581,000 in stock-based compensation expense during the years ended December 31, 2020 and 2019, respectively.

The intrinsic value of each option share is the difference between the fair value of our common stock and the exercise price of such option share to the extent it is “in-the-money”. Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation at December 31, 2020 is based on the $7.20 closing stock price of the Company's common stock on December 31, 2020, the last trading day of 2020.

As of December 31, 2020, there were 4,530,049 stock options outstanding and expected to vest with an aggregate intrinsic value of approximately $10,250,000. These options have a weighted average exercise price of $5.26 and a weighted average remaining contractual term of approximately 7 years.

As of December 31, 2020, there were 2,894,474 stock options outstanding and exercisable with an aggregate intrinsic value of approximately $9,800,000. These options have a weighted average exercise price of $3.89 and a weighted average remaining contractual term of approximately 6 years.

The total intrinsic value of in the money options exercised during the years ended December 31, 2020 and 2019, was approximately $200,000 and $1,420,000, respectively. Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option holder to exercise the options or other consideration paid.

The total fair value of options granted during the years ended December 31, 2020 and 2019, was approximately $6,580,000 and $6,300,000, respectively. The weighted average fair value of options granted during the years ended December 31, 2020 and 2019, was $4.78 and $4.57, respectively. The total fair value of option shares vested during the years ended December 31, 2020 and 2019, was approximately $2,510,000 and $2,130,000, respectively.

The Company allows employees to exercise stock-based awards by surrendering stock-based awards with an intrinsic value equal to the cumulative exercise price of the stock-based awards being exercised, referred to as net settlements. These surrenders are included in stock options exercised in the options rollforward above. During the years ended December 31, 2020 and 2019, the Company received 39,448 and 125,948 options as payment in the exercise of 47,088 and 222,601 options, respectively.

As of December 31, 2020, there was approximately $5,910,000 of total unrecognized stock-based compensation expense, related to unvested stock options granted under the plans above. This expense is expected to be recognized over a weighted-average period of approximately 1 year.

During October 2015, the Company granted 225,922 restricted stock units that vest ratably over a period of 5 years. As of December 31, 2020, all of the restricted stock units had vested.

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
NOTE 20.     GEOGRAPHIC AND SEGMENT INFORMATION

Operating segments are aggregated into reportable segments only if they exhibit similar economic characteristics. In addition to similar economic characteristics, the Company also considers the following factors in determining the reportable segments: the nature of business activities, the management structure directly accountable to its chief operating decision maker for operating and administrative activities, availability of discrete financial information and information presented to the Board of Directors and investors. Asset information is not reviewed by the chief operating decision maker by segment and is not available by segment, accordingly, the Company has not presented a measure of assets by segment.

The Company's reportable segments are disclosed as principally organized and managed as two operating segments: Advanced Energy and OEM. "Corporate & Other" includes certain unallocated corporate and administrative costs which were not specifically attributed to any reportable segment. The OEM segment is primarily development and manufacturing contract and product driven, all related expenses are recorded as cost of sales, therefore no segment specific operating expenses are incurred.

Summarized financial information with respect to reportable segments is as follows:

	Year ended December 31, 2020
(In thousands)	Advanced Energy	OEM	Corporate (Other)	Total
Sales	$22,214	$5,497	$—	27,711

Income (loss) from operations	(7,128)	1,838	(14,793)	(20,083)

Interest income	—	—	241	241
Interest expense	—	—	(46)	(46)
Other income, net	—	—	479	479
Income tax benefit	—	—	7,503	7,503

	Year ended December 31, 2019
(In thousands)	Advanced Energy	OEM	Corporate (Other)	Total
Sales	$22,676	$5,559	$—	$28,235

Income (loss) from operations	(8,045)	2,136	(14,960)	(20,869)

Interest income	—	—	1,392	1,392
Interest expense	—	—	(8)	(8)
Other losses, net	—	—	(351)	(351)
Income tax benefit	—	—	130	130

International sales in 2020 and 2019, were 32.1% and 30.6% of sales, respectively. Substantially all of these sales are denominated in U.S. dollars. Revenue by geographic region, based on the "ship to" location on the invoice are as follows:

	Year Ended December 31,
(In thousands)	2020	2019
Sales by Domestic and International
Domestic	$18,812	$19,584
International	8,899	8,651
Total	$27,711	$28,235

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

APYX MEDICAL CORPORATION
None.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management has established and maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2020, the Company's disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f) under the Exchange Act). The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management carried out an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2020, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on that evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2020.

Remediation of Previously Reported Material Weaknesses in Internal Control over Financial Reporting

We have remediated the material weaknesses previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 and improved our internal control over financial reporting specifically in the areas of the overall control environment and documentation of control activities through the completion of remediation steps described below.

Control Environment

We have remediated the material weakness associated with the lack of sufficient qualified accounting personnel with an appropriate level of knowledge and experience with generally accepted accounting principle by (i) hiring a new Chief Financial Officer and a new Corporate Controller in 2019 with experience in internal controls and financial reporting that have been actively engaged in remediation efforts to address the material weaknesses (ii) enhancing our policies, procedures, and controls for all key business processes and (iii) training personnel to ensure consistent application of accounting principles and adherence to the Company’s policies, procedures, and controls.

Control Activities

We have remediated the material weakness associated with the ineffective control activities due to the lack of documentation and timeliness in executing certain business process controls specifically related to procure to pay and inventory processes and footnote reporting disclosures related to income tax accounts, primarily related to our United States operations by (i) enhancing our processes and review controls associated with the processes noted above (ii) ensuring the appropriate criteria for controls, including evidence of review, timeliness and variance thresholds are documented, (iii) engaging third-party specialists for

APYX MEDICAL CORPORATION
income tax calculations and disclosures .and (iv) increasing management oversight of performance of such procedures and controls.

We have remediated the material weakness associated with the ineffective control over financial reporting in our Bulgarian subsidiary related to the purchasing of goods and services, including the processing and payment of vendor invoices by (i) enhancing controls over purchasing and disbursements in our Bulgarian subsidiary (ii) approving and validating vendor invoices received by verifying the related purchase authorization and the receipt of the goods or services and (iii) ensuring that documentation of approval was retained and performed timely.

Changes in Internal Control Over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

The Governance and Nominating Committee does not have a formal policy on diversity; however, in recommending directors, the Board and the Committee consider the specific background and experience of the Board members and other personal attributes in an effort to provide a diverse mix of capabilities, contributions and viewpoints which the Board believes enables it to function effectively as the Board of Directors of a company with our size and nature of business.. Moreover, our corporate governance guidelines commit the Company to maintaining a Board with a strong and diverse membership.

Directors serve for one-year terms and are elected at the annual stockholders’ meeting. Set forth below is information regarding the executive officers, directors and key employees of Apyx Medical Corporation as of March 29, 2021.

Name	Age	Position	Director Since
Charles D. Goodwin	55	Chief Executive Officer and Director	December 2017
Tara Semb	51	Chief Financial Officer, Treasurer and Secretary	N/A
Todd Hornsby	45	Executive Vice President	N/A
Moshe Citronowicz	68	Senior Vice President	N/A
Andrew Makrides	79	Chairman of the Board	December 1982
Lawrence J. Waldman	74	Director	March 2011
Michael Geraghty	73	Director	March 2011
John Andres	63	Vice-Chairman of the Board	July 2014
Craig Swandal	60	Director	March 2018
Minnie Baylor-Henry	73	Director	August 2019

APYX MEDICAL CORPORATION
Andrew Makrides, Esq. age 79, Chairman of the Board of Directors since December 1982, received a Bachelor of Arts degree in Psychology from Hofstra University and a Juris Doctor Degree from Brooklyn Law School. He is a member of the Bar of the State of New York and practiced law from 1968 until joining Apyx Medical Corporation as a co-founder and Executive Vice President and director, in 1982. Mr. Makrides became President of the Company in 1985 and the CEO in December 1998 and served as such until March 18, 2011 at which point he relinquished his position as President, but remained CEO until December 2013. Mr. Makrides employment contract expired December 31, 2016. Mr. Makrides has over 30 years of executive experience in the medical industry. The Company believes Mr. Makrides is qualified to serve as Chairman because of his over 30 years of experience in the medical device industry as well as with his previous tenure with the Company.

Charles D. Goodwin, age 55, Chief Executive Officer and a Director of Apyx Medical since December 2017, is an accomplished senior executive with over 25 years of experience in the healthcare industry. Before joining Apyx Medical in December 2017, Mr. Goodwin was the Chief Executive Officer of MIS Implants Technologies, Inc., a privately held company specializing in dental implants. Prior to this position, Mr. Goodwin spent more than 11 years with Olympus/Gyrus ACMI in a variety of commercial and leadership roles of increasing responsibility. Mr. Goodwin began as a regional sales director for Gyrus in 2002 and was later promoted to Vice President of Sales, overseeing the Company’s strong commercial ramp and assisting Gyrus’ executive leadership team in the successful acquisition of American Cytoscope Makers, or “ACMI”, for $500 million in 2005. As President of Gyrus ACMI’s surgical division, Mr. Goodwin developed the company’s global distribution network and achieved average annual sales growth of 35% for three consecutive years, resulting in a promotion to President of Worldwide Sales in 2007. As President of Worldwide Sales for Gyrus ACMI, Mr. Goodwin was responsible for a global business with approximately 700 employees and was a key contributor to the successful sale of Gyrus ACMI to Olympus for $2.2 billion in 2008. Mr. Goodwin served as Group Vice President of Olympus Corporation’s global surgical energy group, where he was responsible for commercial strategy, R&D and operations for a business with more than 500 employees worldwide. Mr. Goodwin held this position for five years before joining MIS Implants Technologies, Inc. in 2014. Mr. Goodwin holds a B.A. Finance and Economics from Eastern Washington University. The Company believes Mr. Goodwin is qualified to serve as a Director given his over 25 years of experience in the medical device industry.

Tara Semb, age 51, Chief Financial Officer, Treasurer and Secretary since January 2019. Prior to joining Apyx Medical, Ms. Semb was the Chief Financial Officer for AVAIL Vapor LLC, a manufacturer and retailer of e-liquid for use in electronic vapor devices, from 2015 until 2018. Ms. Semb previously worked for Amsted Industries, a diversified global manufacturer of industrial components, in multiple positions of increasing responsibility from 2006 until 2015, culminating in her promotion to Director of Finance for the company’s rail bearings division in 2013. Before joining Amsted Industries as Director of Internal Audit in 2006, she held financial and operational roles at Blyth Industries, a manufacturer and seller of candles and home fragrance products, and Anixter International, a global distributor of network & security solutions. She began her career in 1991 as an auditor at Price Waterhouse. Ms. Semb holds a Bachelor of Science degree in Accounting from the University of Illinois, as well as an MBA from Washington University in St. Louis. She is a Certified Public Accountant (CPA).

Todd Hornsby, age 45, Executive Vice President since January 2019, has responsibility for global Commercial operations. He is an accomplished Senior Executive with more than 19 years of success in the medical device and biotech industries. Throughout his career, Todd has held various leadership positions and has extensive experience in sales, sales management, and with building strong teams and launching new technologies. Since joining Apyx™ Medical in August 2014, Todd has focused primarily on the commercialization of Apyx’s Renuvion / J-Plasma advanced energy system. Prior to joining Apyx, Todd held roles of increasing seniority and responsibility at CryoLife, Inc. During his tenure, Todd directed the US Sales team, with a diversified product portfolio of biological heart valves and vascular grafts, surgical adhesives and hemostatic agents, dialysis access and CHF chronic heart failure products. Todd also directed successful integrations of three acquisitions into the US sales channel. Early in his medical device career, Todd held positions with Ethicon - Endo Surgery and Medex Medical. Todd holds a BA in Psychology from Hope College. He is also the recipient of many awards for sales achievement and growth.

Moshe Citronowicz, age 68, Senior Vice President since 2012, came to the United States in 1978 and has worked in a variety of manufacturing and high technology industries. In October 1993, Mr. Citronowicz joined the Company as Vice President of Operations and served as our Chief Operating Officer until November 2011. Currently, he is serving as the Senior Vice President. Mr. Citronowicz’s employment contract extends to December 31, 2021.

Lawrence J. Waldman, CPA, age 74, Director, Audit Committee Chair, and Lead Independent Director since March 2011. Mr. Waldman has over thirty-five years of experience in public accounting. Mr. Waldman currently serves as a senior advisor to First Long Island Investors, LLC, an investment and wealth management firm since May 2016. Prior to that Mr. Waldman served as an advisor to the accounting firm of EisnerAmper LLP, where he was previously the Partner-in-Charge of Commercial Audit Practice Development for Long Island since September 2011. Prior to joining EisnerAmper LLP, Mr.

APYX MEDICAL CORPORATION
Waldman was the Partner-in-Charge of Commercial Audit Practice Development for Holtz Rubenstein Reminick, LLP from July 2006 to August 2011. Mr. Waldman was the Managing Partner of the Long Island office of KPMG LLP from 1994 through 2006, the accounting firm where he began his career in 1972. Mr. Waldman was elected to the Board of Directors of Comtech Telecommunications Corp. in August of 2015 and since December 2015, serves as Chair of its audit committee. In October 2016, Mr. Waldman was appointed and subsequently in December 2016 elected to the Board of Directors of CVD Equipment Corporation, and serves as the Chair of the audit committee and as Lead Independent Director. In January 2021, Mr. Waldman was appointed to serve as non-Executive Chairman of the Board of CVD Equipment Corporation. Mr. Waldman served through October 2018 as a member of the Board of Directors of Northstar/ RXR Metro Income Fund, a non-traded Real Estate Investment Trust and has served as a member of its audit committee since 2014. Mr. Waldman is also the Chair of the Supervisory Committee of Bethpage Federal Credit Union. Mr. Waldman also served as a member of the State University of New York’s Board of Trustees and as chair of its audit committee. He previously served as the Chairman of the Board of Trustees of the Long Island Power Authority and as Chair and a member of the finance and audit committee of its Board of Trustees. Mr. Waldman meets the definition of a financial expert as defined by the SEC and The NASDAQ Stock Market LLC. The Company believes Mr. Waldman is qualified to serve as Director, Audit Committee Chair and Lead Independent Director because of his over 35 years experience in public accounting and his positions on various boards.

Michael Geraghty, age 73, has served as a director since March 2010 and was previously employed as the President of Global Sales at Optos, Inc., a developer and manufacturer of retinal imaging devices for screening, detection and diagnosis of eye related conditions. From 2005 through 2008, he was the President of International Sales at Gyrus Acmi where he first started in 2000 as Senior Vice President of Sales for Gyrus Medical. Prior to this, Mr. Geraghty was the Vice President of Sales and Marketing for Everest Medical, Inc. and before that was the Director of Marketing for Advanced Products at Arthrocare Corporation. Mr. Geraghty specializes in building independent direct sales teams in the medical device industry and has extensive domestic and international sales and marketing experience. He received his bachelor’s degree from St. Mary’s University and graduate degree in Executive Sales Management from the University of Minnesota. The Company believes Mr. Geraghty is qualified to serve as Director and Compensation Committee Chair because of his extensive domestic and international sales, marketing, and management experience.

Craig Swandal, age 60, Director since March 2018. Mr. Swandal has over 30 years of experience at public and privately-held medical technology and electronics manufacturing companies. He began his career in 1981 at Unisys Corporation, a manufacturer of main frame computer systems, where he held a variety of manufacturing positions of increasing responsibility. In 1995 he joined Silent Knight, a manufacturer of industrial fire and security systems, as a Manufacturing Manager and was promoted to Vice President of Operations.

In 2001, Mr. Swandal joined Gyrus, a manufacturer of surgical devices, where he was responsible for the company’s manufacturing operations as Director of Operations and later Vice President of Operations. Following Gyrus’s acquisition of ACMI in 2005, Mr. Swandal was promoted to Senior Vice President and was responsible for the global operations of the combined company. He developed and executed Gyrus ACMI’s strategy to consolidate its manufacturing, distribution, customer service and service and repair operations and was a member of the leadership team that successfully sold the company to Olympus Corporation for $2.2 billion in 2008.

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

John Andres, age 63, Vice Chairman of the Board of Directors and Nominating Chair since July 2014, has over thirty years of experience in the medical device industry. Since April, 2004, Mr. Andres has been a private consultant, doing business through John C. Andres, LLC, specializing in patent/business strategy development and execution. He also is a partner of Hawk Healthcare, LLC, which provides strategic transaction management to private individuals and companies. Since 2011, Mr. Andres has served as the Legal Compliance Officer of Electrocore, Inc., a medical device company.

In 2017, Mr. Andres joined the Longeviti Neuro Solutions, LLC Board of Directors which is developing cranial implant products for cranial reconstruction. In 2004, Mr. Andres helped found K2M, Inc. (KTWO) and from 2004 until 2010 served as

APYX MEDICAL CORPORATION
a member of the Board of Directors of K2M, Inc. Prior to 2004, Mr. Andres held various legal and strategic business development positions at the Surgical Division of Tyco Healthcare Group, LLP, now Medtronic (NYSE: MDT) and its predecessor, United States Surgical Corporation. Before joining U.S. Surgical, Mr. Andres worked at the New York law firm of Morgan & Finnegan. He received his Associate of Applied Science degree from Rochester Institute of Technology, his Bachelor of Arts degree from Lehigh University and his Juris Doctor from Pace University School of Law. The Company believes Mr. Andres is qualified to serve as a director because of his extensive experience in patent and business strategy development and execution in the medical device industry.

Minnie Baylor-Henry, age 73, Director and Regulator Compliance Committee Chair since August 2019. Ms. Baylor-Henry has over 25 years of regulatory affairs experience. She is the President of B-Henry & Associates, LLC, a consulting firm that she founded to provide regulatory strategic support to life sciences companies. Prior to starting her consulting company, she held various executive level positions over a 15-year period at Johnson & Johnson (J&J). Before retiring from J&J in 2015, she was the Worldwide Vice President of Regulatory Affairs-Medical Devices. During her time at J&J, she also had served as the Vice President-Medical & Regulatory Affairs in the Over-the Counter Group, as well as Senior Director, Regulatory Affairs- Pharmaceuticals. Ms. Baylor-Henry also worked for Deloitte & Touche (2008-2010) as the National Director Regulatory Affairs- Life Sciences. Prior to joining the private sector, she worked for the US Food & Drug Administration (1991-1999) in many roles, including serving as the Director of the Division of Drug, Marketing, Advertising & Communications and the FDA’s National Health Fraud Coordinator.

In 2018, Ms. Baylor-Henry joined the Board of Directors of scPharmaceuticals, a publicly-held company focused on developing technologies that enable subcutaneous administration of therapies and in 2019 the Board of Directors of PolarityTE, a publicly- held regenerative medicine company. Ms. Baylor-Henry received her pharmacy degree from Howard University’s College of Pharmacy and a law degree from Catholic University’s Columbus School of Law. The Company believes Ms. Baylor-Henry is qualified to serve as Director and Regulatory and Compliance Committee Chair because of her extensive experience in global and regulatory management and compliance.

Involvement in Certain Legal Proceedings

None

Independent Board Members

The Board currently has six independent members, Andrew Makrides, John Andres, Michael Geraghty, Lawrence J. Waldman, Craig Swandal and Minnie Baylor-Henry who meet the existing independence requirements of The NASDAQ Stock Market LLC and the Securities and Exchange Commission.

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

The Company’s Corporate Governance Policies also contain several features which the Company believes will ensure that the Board maintains effective and independent oversight of management, including the following:

•Executive sessions without management and non-independent directors present are a standing Board agenda item. Executive sessions of the independent directors are held at any time requested by an independent director and, in any event, are held in connection with all regularly scheduled Board meetings.
•The Board regularly meets in executive session with the CEO without other members of management present.
•All Board committee members are independent directors. The committee chairs have authority to hold executive sessions without management and non-independent directors present.

The Board has no formal policy with respect to separation of the positions of Chairman and CEO or with respect to whether the Chairman should be a member of management or an independent director, and believes that these are matters that should be

APYX MEDICAL CORPORATION
discussed and determined by the Board from time to time. The Chief Executive Officer of the Company, Charles D. Goodwin, is tasked with the responsibility of implementing our corporate strategy. We believe Mr. Goodwin is best suited for leading discussions, at the Board level, regarding performance relative to our corporate strategy and this discussion accounts for a significant portion of the time devoted at our Board meetings.

Board Evaluations

The Board has adopted a policy to evaluate its performance and effectiveness as well as that of the four standing committees on an annual basis. The purpose of the evaluation is to track progress in certain areas targeted for improvement from year to year and to identify ways to enhance the Board’s effectiveness. As part of the evaluation, each Director may complete a written questionnaire developed by the Governance and Nominating Committee to provide feedback on the effectiveness of the Board, the Committees, as well as each individual Director’s own contributions. The collective ratings and comments of the Directors are compiled and then presented to the Governance and Nominating Committee and to the full Board for discussion and action as necessary.

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

Audit Committee

The Audit Committee assists the Board in its general oversight of our financial reporting, internal controls, and audit functions, and is directly responsible for the appointment, compensation and oversight of the work of our independent registered public accounting firm. The Audit Committee reviews and discusses with management and our independent accountants the annual audited and quarterly financial statements (including the disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and matters required to be discussed by the applicable requirements of the PCAOB), reviews the integrity of the financial reporting processes, both internal and external, reviews the qualifications, performance and independence of our independent accountants, and prepares the Audit Committee Report included in its Annual Report in accordance with rules and regulations of the Securities and Exchange Commission. The Audit Committee has the power to investigate any matter brought to its attention within the scope of its duties. It also has the authority to retain counsel and advisors to fulfill its responsibilities and duties. The Audit Committee also acts as a qualified legal compliance committee.

The meetings of the Committee are designed to facilitate and encourage communication among the Committee, the Company and the Company’s independent auditor. The Committee discussed with the Company’s Independent Auditor the overall scope and plans for their respective audits. The Committee meets with the independent auditor, with and without management present, to discuss the results of their examinations; their evaluations of the Company’s internal controls; and the overall quality of the Company’s financial reporting.

During 2020, our Audit Committee consisted of four independent members of the Board of Directors, Lawrence J. Waldman, John Andres, Michael Geraghty and Craig Swandal. As a smaller reporting company, we are required to have at least two independent members comprising our Audit Committee in accordance with Rule 10A-3 of the Securities Exchange Act of 1934 and the rules of The NASDAQ Stock Market LLC. During 2020, Mr. Waldman served as the Audit Committee Chairman and financial expert. The Audit Committee meets as often as it determines necessary but not less frequently than once every fiscal quarter.

APYX MEDICAL CORPORATION
Governance and Nominating Committee

The Governance and Nominating Committee is responsible for matters relating to the corporate governance of our company and the nomination of members of the board and committees thereof. During 2020, our Governance and Nominating Committee consisted of three independent members of the Board of Directors, John Andres who serves as Chairman, Lawrence J. Waldman and Michael Geraghty. The Governance and Nominating Committee meets as often as it determines necessary, but not less than once a year.

Compensation Committee

The Compensation Committee is responsible for overseeing our compensation and employee benefit plans (including those involving the issuance of our equity securities) and practices, including formulating, evaluating and approving the compensation of our executive officers and reviewing and recommending to the full Board of Directors the compensation of our Chief Executive Officer. During 2020, our Compensation Committee consisted of three independent members of the Board of Directors, Michael Geraghty who served as Chairman, John Andres and Lawrence J. Waldman. The Compensation Committee meets as often as it determines necessary, but not less than once a year.

Regulatory Compliance Committee

The Regulatory Compliance Committee, formed in the third quarter of 2019, is responsible for matters relating to the Company’s overall non-financial regulatory and compliance strategies and systems. Specifically, the Committee provides oversight of management’s efforts to comply with the requirements for a medical device company operating in a highly regulated environment with respect to healthcare compliance, product quality and safety, and other areas as directed by the Board. During 2020, our Regulatory Compliance Committee consisted of three independent members of the Board of Directors, Minnie Baylor-Henry who serves as Chairperson, John Andres and Craig Swandal. The Regulatory Compliance Committee meets as often as it determines necessary, but not less than once a year.

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

Our compensation program is designed to be competitive with other employment opportunities and to align the interests of all employees, including executive officers, with the long-term interests of our stockholders. Historically, for our executive officers, we link a much higher percentage of total compensation to incentive compensation such as stock-based compensation than we do for other employees.

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

For 2020, the Company established a combination of financial, operational and personal objectives as the broad criteria that would determine annual performance bonus amounts for the year. As a result of COVID-19, the Compensation Committee, in consultation with Pearl Meyer, revised the financial portion of these objectives to non-financial objectives that correlate with the long-term growth of the Company. Based on the achievement of the non-financial objectives, the Compensation Committee approved payout of the 2020 bonuses at 50% of the levels paid in 2019.

After careful review and consideration of the revised measures that comprise the 2020 bonus, the Compensation Committee approved the following performance bonuses for the named executive officers:

Name	Bonus
Charles D. Goodwin	$168,750
Moshe Citronowicz	44,850
Todd Hornsby	86,750
Tara Semb	73,800
Total	$374,150

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

Tax and Accounting Considerations

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), places a limit of $1.0 million on the amount of compensation that we may deduct as a business expense in any year with respect to each of our most highly paid executives unless, among other things, such compensation is performance-based and has been approved by stockholders. The non-performance-based compensation paid to our executive officers for the 2020 fiscal year did not exceed the $1.0 million limit per executive officer. Accounting considerations also play an important role in the design of our executive compensation program. Accounting rules, such as FASB ASC Topic 718-10-10, Share-Based Payment, require us to expense the cost of our stock option grants which reduces the amount of our reported profits. Because of option expensing and the impact of dilution on our stockholders, we pay close attention to the number and value of the shares underlying stock options we grant.

Compensation of Executive Officers

The following table sets forth the compensation paid to each of our Executive Officers for the three years ended December 31, 2020 and 2019 for services to our Company in all capacities:

Name and Principal Position	Year	Salary	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation Earnings ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total ($)
Charles D. Goodwin	2020	$450,000	$168,750	$—	1,195,074	$—	$—	$19,056	$1,832,880
CEO and Director	2019	$450,000	$344,250	$—	1,135,160	$—	$—	$15,848	$1,945,258

Moshe Citronowicz	2020	$299,000	$44,850	$—	354,096	$—	$—	$22,402	$720,348
Senior Vice President	2019	$270,000	$82,620	$—	346,320	$—	$—	$22,415	$721,355

Todd Hornsby	2020	$347,000	$86,750	$—	491,800	$—	$—	$28,722	$954,272
Executive Vice President(*)	2019	$330,000	$168,300	$—	365,560	$—	$—	$28,400	$892,260

Tara Semb(**)	2020	$328,000	$73,800	$—	472,128	$—	$—	$9,257	$883,185
CFO, Treasurer and Secretary	2019	$271,000	$110,265	$—	312,000	$—	$—	$5,922	$699,187
*Assumed role as Executive Vice President on January 2, 2019. **Assumed role as CFO, Treasurer and Secretary on January 2, 2019.

(1)These columns represent the grant date fair value of the awards as calculated in accordance with FASB ASC 718 (Stock Compensation).

(2)The amounts for 2020 include compensation under the following plans and programs:

APYX MEDICAL CORPORATION

	C.D. Goodwin	M. Citronowicz	T. Hornsby	T. Semb
Long-term disability premiums	186	186	186	186
Health insurance premiums	10,320	13,931	19,925	—
Employer 401(k) contribution	8,550	8,285	8,611	9,071

Total	$19,056	$22,402	$28,722	$9,257

Amounts in the table above are pro-rated where applicable.

Employment Agreements and Potential Payments Upon Termination or Change in Control

At December 31, 2020, we were obligated under four employment agreements.

Name	Contract Expiration Date
Charles D. Goodwin	N/A(1)
Tara Semb	N/A(1)
Todd Hornsby	N/A(1)
Moshe Citronowicz	December 31, 2021
(1)Employment contracts provide for the Executives to remain employed by the Company until such time as their employment is terminated pursuant to the terms of their Employment Agreement.

Charles D. Goodwin Employment Agreement

On September 17, 2020, the Company entered into an Amended and Restated Employment Agreement, effective as of September 17, 2020, with Charles D. Goodwin II, the Company’s President and Chief Executive Officer (the “Goodwin Agreement”). The Goodwin Agreement amends and restates Mr. Goodwin’s original employment agreement, dated as of December 15, 2017, in its entirety. The term of Mr. Goodwin’s employment under the Goodwin Agreement commenced as of the effective date thereof and shall continue until terminated in accordance with the terms of the Goodwin Agreement. Under the Goodwin Agreement, Mr. Goodwin will receive an initial annual base salary of $450,000, which shall be reviewed from time to time and may be increased, but not decreased, by the Compensation Committee of the Board of Directors (the “Committee”) in its sole and exclusive discretion. Mr. Goodwin shall be entitled to participate in (i) any bonus or incentive plan available to the Company’s executives generally, on such terms as the Committee may determine in its discretion, and (ii) the equity-based incentive plans of the Company, pursuant to which he may receive awards thereunder, as determined by the Company’s Board of Directors in its sole discretion from time to time and subject to the terms and conditions of such plans and any applicable award agreement.

In the event Mr. Goodwin’s employment is terminated as a result of death or disability, Mr. Goodwin or his estate shall be entitled to receive (i) any unpaid base salary earned and accrued prior to the date of termination, (ii) reimbursement for expenses incurred prior to the date of termination, (iii) a pro rata bonus for the year of termination, and, (iv) if Mr. Goodwin is eligible for and elects continuation benefits under COBRA, the Company will pay the employer portion of the COBRA coverage premium for the shorter of (x) the 12-month period following the date of termination, or (y) the time at which Mr. Goodwin becomes eligible for medical and dental benefits through another employer. In addition, Mr. Goodwin’s outstanding option grants shall continue to be treated in accordance with the terms of the applicable plan and award agreement, provided that the portion of Mr. Goodwin’s options (i) that were exercisable as of the effective date of the Goodwin Agreement and (ii) that would have become exercisable on the next anniversary of the effective date following the date of termination shall become and remain exercisable for a period of 12 months following the date of termination.

In the event Mr. Goodwin’s employment is terminated by the Company for cause or by Mr. Goodwin without good reason, Mr. Goodwin shall be entitled to receive any unpaid base salary earned and accrued prior to the date of termination, and reimbursement for expenses incurred prior to the date of termination. In addition, in the event Mr. Goodwin’s employment is terminated by Mr. Goodwin without good reason, Mr. Goodwin’s stock option grants shall continue to be treated in accordance with the terms of the applicable plan and award agreement, provided that the portion of Mr. Goodwin’s options which were exercisable as of the date of termination shall remain exercisable for a period of 3 months following the date of termination.

APYX MEDICAL CORPORATION
In the event Mr. Goodwin’s employment is terminated by Mr. Goodwin for good reason, by the Company without cause, or in connection with a change of control (as defined in the Goodwin Agreement), Mr. Goodwin shall be entitled to receive (i) any unpaid base salary and other benefits earned and accrued prior to the date of termination, (ii) reimbursement for expenses incurred prior to the date of termination, (iii) a pro rata bonus for the year of termination, (iv) continued payment of his base salary for the twelve (12) month period following the date of termination, and (v) if Mr. Goodwin is eligible for and elects continuation benefits under COBRA, the Company will pay the employer portion of the COBRA coverage premium for the shorter of (x) the 12-month period following the date of termination, or (y) the time at which Mr. Goodwin becomes eligible for medical and dental benefits through another employer. In addition, Mr. Goodwin’s outstanding option grants shall continue to be treated in accordance with the terms of the applicable plan and award agreement, provided that the portion of Mr. Goodwin’s options that (i) were exercisable as of the date of termination and (ii) would have become exercisable on the next anniversary of the effective date following the date of termination, shall become and remain exercisable for a period of 12 months following the date of termination.

The Goodwin Agreement contains customary non-competition, non-solicitation, and confidentiality provisions in favor of the Company.

Tara Semb Employment Agreement

On September 16, 2020, the Company entered into an Amended and Restated Employment Agreement, effective as of September 16, 2020, with Tara Harris Semb, the Company’s Chief Financial Officer, Secretary and Treasurer (the “Semb Agreement”). The Semb Agreement amends and restates Ms. Semb’s original employment agreement, dated as of January 2, 2019, in its entirety. The term of Ms. Semb’s employment under the Semb Agreement commenced as of the effective date thereof and shall continue until terminated in accordance with the terms of the Semb Agreement. Under the Semb Agreement, Ms. Semb will receive an initial annual base salary of $328,000, which shall be reviewed from time to time and may be increased, but not decreased, by the Committee in its sole and exclusive discretion. Ms. Semb shall be entitled to participate in any bonus or incentive plan available to the Company’s executives generally, on such terms as the Committee may determine in its discretion.

In the event Ms. Semb’s employment is terminated as a result of death or disability, Ms. Semb or her estate shall be entitled to receive (i) any unpaid base salary earned and accrued prior to the date of termination, (ii) reimbursement for expenses incurred prior to the date of termination, (iii) a pro rata bonus for the year of termination, and, (iv) if Ms. Semb is eligible for and elects continuation benefits under COBRA, the Company will pay the employer portion of the COBRA coverage premium for the shorter of (x) the 12-month period following the date of termination, or (y) the time at which Ms. Semb becomes eligible for medical and dental benefits through another employer. In addition, Ms. Semb’s outstanding option grants shall continue to be treated in accordance with the terms of the applicable plan and award agreement, provided that the portion of Ms. Semb’s options (i) that were exercisable as of the effective date of the Semb Agreement and (ii) that would have become exercisable on the next anniversary of the effective date following the date of termination shall become and remain exercisable for a period of 12 months following the date of termination.

In the event Ms. Semb’s employment is terminated for by the Company for cause or by Ms. Semb without good reason, Ms. Semb shall be entitled to receive any unpaid base salary earned and accrued prior to the date of termination, and reimbursement for expenses incurred prior to the date of termination. In addition, in the event Ms. Semb’s employment is terminated by Ms. Semb without good reason, Ms. Semb’s stock option grants shall continue to be treated in accordance with the terms of the applicable plan and award agreement, provided that the portion of Ms. Semb’s options which were exercisable as of the date of termination shall remain exercisable for a period of 3 months following the date of termination.

In the event Ms. Semb’s employment is terminated by Ms. Semb for good reason, by the Company without cause, or in connection with a change of control (as defined in the Semb Agreement), Ms. Semb shall be entitled to receive (i) any unpaid base salary and other benefits earned and accrued prior to the date of termination, (ii) reimbursement for expenses incurred prior to the date of termination, (iii) a pro rata bonus for the year of termination, (iv) continued payment of her base salary for the twelve (12) month period following the date of termination, and (v) if Ms. Semb is eligible for and elects continuation benefits under COBRA, the Company will pay the employer portion of the COBRA coverage premium for the shorter of (x) the 12-month period following the date of termination, or (y) the time at which Ms. Semb becomes eligible for medical and dental benefits through another employer. In addition, Ms. Semb’s outstanding option grants shall continue to be treated in accordance with the terms of the applicable plan and award agreement, provided that the portion of Ms. Semb’s options that (i) were exercisable as of the date of termination and (ii) would have become exercisable on the next anniversary of the effective date following the date of termination, shall become and remain exercisable for a period of 12 months following the date of termination.

APYX MEDICAL CORPORATION
The Semb Agreement contains customary non-competition, non-solicitation, and confidentiality provisions in favor of the Company.

Todd Hornsby Employment Agreement

On September 17, 2020, the Company entered into an Amended and Restated Employment Agreement, effective as of September 17, 2020, with Todd Hornsby, the Company’s Executive Vice President (the “Hornsby Agreement”). The Hornsby Agreement amends and restates Mr. Hornsby’s original employment agreement, dated as of January 1, 2018, in its entirety. The term of Mr. Hornsby’s employment under the Hornsby Agreement commenced as of the effective date thereof and shall continue until terminated in accordance with the terms of the Hornsby Agreement. Under the Hornsby Agreement, Mr. Hornsby will receive an initial annual base salary of $347,000, which shall be reviewed from time to time and may be increased, but not decreased, by the Committee in its sole and exclusive discretion. Mr. Hornsby shall be entitled to participate in (i) any bonus or incentive plan available to the Company’s executives generally, on such terms as the Committee may determine in its discretion, and (ii) the equity-based incentive plans of the Company, pursuant to which he may receive awards thereunder, as determined by the Company’s Board of Directors in its sole discretion from time to time and subject to the terms and conditions of such plans and any applicable award agreement.

In the event Mr. Hornsby’s employment is terminated as a result of death or disability, Mr. Hornsby or his estate shall be entitled to receive (i) any unpaid base salary earned and accrued prior to the date of termination, (ii) reimbursement for expenses incurred prior to the date of termination, (iii) a pro rata bonus for the year of termination, and, (iv) if Mr. Hornsby is eligible for and elects continuation benefits under COBRA, the Company will pay the employer portion of the COBRA coverage premium for the shorter of (x) the 12-month period following the date of termination, or (y) the time at which Mr. Hornsby becomes eligible for medical and dental benefits through another employer. In addition, Mr. Hornsby’s outstanding option grants shall continue to be treated in accordance with the terms of the applicable plan and award agreement, provided that the portion of Mr. Hornsby’s options (i) that were exercisable as of the effective date of the Hornsby Agreement and (ii) that would have become exercisable on the next anniversary of the effective date following the date of termination shall become and remain exercisable for a period of 12 months following the date of termination.

In the event Mr. Hornsby’s employment is terminated by the Company for cause or by Mr. Hornsby without good reason, Mr. Hornsby shall be entitled to receive any unpaid base salary earned and accrued prior to the date of termination, and reimbursement for expenses incurred prior to the date of termination. In addition, in the event Mr. Hornsby’s employment is terminated by Mr. Hornsby without good reason, Mr. Hornsby’s stock option grants shall continue to be treated in accordance with the terms of the applicable plan and award agreement, provided that the portion of Mr. Hornsby’s options which were exercisable as of the date of termination shall remain exercisable for a period of 3 months following the date of termination.

In the event Mr. Hornsby’s employment is terminated by Mr. Hornsby for good reason, by the Company without cause, or in connection with a change of control (as defined in the Hornsby Agreement), Mr. Hornsby shall be entitled to receive (i) any unpaid base salary and other benefits earned and accrued prior to the date of termination, (ii) reimbursement for expenses incurred prior to the date of termination, (iii) a pro rata bonus for the year of termination, (iv) continued payment of his base salary for the twelve (12) month period following the date of termination, and (v) if Mr. Hornsby is eligible for and elects continuation benefits under COBRA, the Company will pay the employer portion of the COBRA coverage premium for the shorter of (x) the 12-month period following the date of termination, or (y) the time at which Mr. Hornsby becomes eligible for medical and dental benefits through another employer. In addition, Mr. Hornsby’s outstanding option grants shall continue to be treated in accordance with the terms of the applicable plan and award agreement, provided that the portion of Mr. Hornsby’s options that (i) were exercisable as of the date of termination and (ii) would have become exercisable on the next anniversary of the effective date following the date of termination, shall become and remain exercisable for a period of 12 months following the date of termination.

The Hornsby Agreement contains customary non-competition, non-solicitation, and confidentiality provisions in favor of the Company.

Moshe Citronowicz Employment Agreement

Mr. Citronowicz employment agreement contains an automatic extension for a period of one year after the initial term unless we provide Mr. Citronowicz with appropriate 60 days written notice pursuant to the his contract. Mr. Citronowicz’s employment agreement provides, among other things, that the Mr. Citronowicz may be terminated as follows:

APYX MEDICAL CORPORATION
a.Upon the death of the Mr. Citronowicz, in which case Mr. Citronowicz’sestate shall be paid the basic annual compensation due to Mr. Citronowicz pro-rated through the date of death.
b.By the resignation of Mr. Citronowicz at any time upon at least thirty (30) days prior written notice to Apyx in which case Apyx shall be obligated to pay Mr. Citronowicz the basic annual compensation due him pro-rated to the effective date of termination.
c.By Apyx, “for cause” if during the term of the employment agreement Mr. Citronowicz violates the non-competition provisions of his employment agreement, or is found guilty in a court of law of any crime of moral turpitude in which case the contract would be terminated and provisions for future compensation forfeited.
d.By Apyx, without cause, with the majority approval of the Board of Directors, for Mr. Citronowicz at any time upon at least thirty (30) days prior written notice to Mr. Citronowicz. In this case Apyx shall be obligated to pay Mr. Citronowicz compensation in effect at such time, including all bonuses, accrued or prorated and expenses up to the date of termination. Thereafter, Apyx shall pay Mr. Citronowicz three times the salary in effect at the time of termination payable in one lump sum.
e.If Apyx fails to meet its obligations to Mr. Citronowicz on a timely basis, or if there is a change in the control of Apyx, the executive may elect to terminate Mr. Citronowicz’s employment agreement. Upon any such termination or breach of any of its obligations under the employment agreement, Apyx shall pay Mr. Citronowicz a lump sum severance equal to three times the annual salary and bonus in effect the month preceding such termination or breach as well as any other sums which may be due under the terms of the employment agreement up to the date of termination.

There are no other employment contracts that have non-cancelable terms in excess of one year.

Outstanding Equity Awards

The following table presents information with respect to each unexercised stock option held by our Executive Officers as of December 31, 2020:

Name	# of Securities Underlying Unexercised Options (# Exercisable)	# of Securities Underlying Unexercised Options (# Unexercisable)	Weighted Average Option Exercise Price ($/Sh)	Option Expiration Range After Grant Date
Charles D. Goodwin	1,078,667	400,333	$4.63	12/15/2027	-	1/15/2030
Moshe Citronowicz	143,500	137,500	$5.44	7/12/2022	-	1/15/2030
Todd Hornsby	179,417	176,583	$5.50	8/27/2024	-	1/15/2030
Tara Semb	21,667	139,333	$8.07	1/9/2029	-	1/15/2030
*** These columns represent the grant date fair value of the awards as calculated in accordance with FASB ASC 718 (Stock Compensation).

In 2003, the Board of Directors adopted, and our stockholders approved Apyx's 2003 Executive and Employee Stock Option Plan covering a total of 1,200,000 shares of common stock issuable upon exercise of options to be granted under the Plan.

On October 30, 2007, our stockholders approved, and the Board of Directors adopted an amendment to the 2003 Executive and Employee Stock Option Plan to increase the maximum aggregate number of shares of common stock reserved for issuance under the 2003 Plan from 1.2 million shares (already reserved against outstanding options) to 1.7 million shares, or an increase of 500,000 shares of common stock for future issuance pursuant to the terms of the plan. Except for the increase in the number of shares covered by the plan, the plan remains otherwise unchanged from its present status. In 2011, the Board of Directors granted 25,000 options to purchase a like number of shares of common stock.

In July 2012, our stockholders approved the 2012 Share Incentive Plan covering a total of 750,000 shares of common stock issuable upon exercise of options to be granted under the plan. At December 31, 2020 approximately 60,000 are available to be issued in this plan.

In July 2015, our stockholders approved the 2015 Executive and Employee Stock Option Plan covering a total of 2,000,000 shares of common stock issuable upon exercise of options to be granted under the plan. At December 31, 2020 approximately 230,000 are available to be issued in this plan.

APYX MEDICAL CORPORATION
In August 2017, our stockholders approved the 2017 Executive and Employee Stock Option Plan covering a total of 3,000,000 shares of common stock issuable upon exercise of options to be granted under the plan. At December 31, 2020 approximately 70,000 are available to be issued in this plan.

In August 2019, our stockholders approved the 2019 Share Incentive Plan covering a total of 2,000,000 shares of common stock issuable upon exercise of options to be granted under the plan. At December 31, 2020, all 2,000,000 are available to be issued in this plan.

There have been no changes in the pricing of any options previously or currently awarded.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors is responsible for determining the compensation of executive officers of the Company, as well as compensation awarded pursuant to the Company’s equity incentive plans.

In 2020, our Compensation Committee consisted of three independent members of the Board of Directors, Michael Geraghty (Chairman), John Andres and Lawrence J. Waldman.

No member of the Compensation Committee is or has been an officer or employee of the Company or any of its subsidiaries. In addition, no member of the Compensation Committee had any relationships with the Company or any other entity that require disclosure under the proxy rules and regulations promulgated by the SEC.

COMPENSATION COMMITTEE REPORT

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K with management. Based on our Compensation Committee’s review of and the discussions with management with respect to the Compensation Discussion and Analysis, our Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our Proxy Statement and in this Annual Report on Form 10-K for the fiscal year ended December 31, 2020 for filing with the SEC. During 2020, our Compensation Committee consisted of three independent members of the Board of Directors, Michael Geraghty, who served as Chairman, John Andres and Lawrence J. Waldman.

APYX MEDICAL CORPORATION
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

See “ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters”.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of March 29, 2021, with respect to the beneficial ownership of the Company’s common stock by its executive officers, directors, all persons known by the Company to be the beneficial owners of more than 5% of its outstanding shares and by all officers and directors as a group.

	Number of Shares
Name and Address	Title	Owned (i)		Nature of Ownership	Percentage of Ownership (i)
RTW Investments	Common	3,391,279		Beneficial	9.9%
250 West 55th St. 16th Floor
New York, NY 10019

William Weeks Vanderfelt	Common	3,158,414		Beneficial	9.2%
Coralis 44, Azzuri Village 44
Roches Noires, 31201 Mauritius

Archon Capital Management, LLC	Common	2,502,077		Beneficial	7.3%
1100 19th Avenue E
Seattle, WA 98122

BlackRock, Inc.	Common	2,328,764		Beneficial	6.8%
4400 Computer Drive
Westborough, MA 01581

Andrew Makrides	Common	692,712	(ii)	Beneficial	2.0%
5115 Ulmerton Rd.
Clearwater, FL 33760

Charles D. Goodwin II	Common	1,266,583	(iii)	Beneficial	3.6%
5115 Ulmerton Rd.
Clearwater, FL 33760

Moshe Citronowicz	Common	635,504	(iv)	Beneficial	1.8%
5115 Ulmerton Rd.
Clearwater, FL 33760

APYX MEDICAL CORPORATION

Lawrence Waldman	Common	177,817	(v)	Beneficial	0.5%
5115 Ulmerton Rd.
Clearwater, FL 33760

Todd Hornsby	Common	239,000	(vi)	Beneficial	0.7%
5115 Ulmerton Rd.
Clearwater, FL 33760

Michael E. Geraghty	Common	128,740	(vii)	Beneficial	0.4%
5115 Ulmerton Rd.
Clearwater, FL 33760

Craig Swandal	Common	66,740	(viii)	Beneficial	0.2%
5115 Ulmerton Rd.
Clearwater, FL 33760

John Andres	Common	101,240	(ix)	Beneficial	0.3%
5115 Ulmerton Rd.
Clearwater, FL 33760

Tara Semb	Common	75,333	(x)	Beneficial	0.2%
5115 Ulmerton Rd.
Clearwater, FL 33760

Minnie Baylor-Henry	Common	30,740	(xi)	Beneficial	0.1%
5115 Ulmerton Rd.
Clearwater, FL 33760

Officers and Directors as a group (10 people)		3,414,409			9.9%
(i) Based on 34,317,863 outstanding shares of Common Stock as of March 29, 2021, of which officers and directors owned a total of 2,285,606 shares at March 29, 2021. We have calculated the percentage on the basis of the number of outstanding securities plus, for each person or group, any securities that person or group has current or future right to acquire pursuant to options, warrants, conversion privileges or other rights based on the 13G and 13D SEC filings at March 29, 2021 (and exercisable within 60 days thereafter).

(ii) Includes 607,972 shares and 84,740 vested options (and exercisable within 60 days thereafter).

(iii) Includes 28,250 shares and 1,238,333 vested options (and exercisable within 60 days thereafter).

(iv) Includes 426,504 shares and 209,000 vested options (and exercisable within 60 days thereafter).

(v) Includes 5,577 shares and 172,240 vested options (and exercisable within 60 days thereafter).

(vi) Includes 0 shares and 239,000 vested options (and exercisable within 60 days thereafter).

(vii) Includes 7,500 shares and 121,240 vested options (and exercisable within 60 days thereafter).

(viii) Includes 53,000 shares and 13,740 vested options (and exercisable within 60 days thereafter).

(ix) Includes 0 shares and 101,240 vested options (and exercisable within 60 days thereafter).

(x) Includes 0 shares and 75,333 vested options (and exercisable within 60 days thereafter).

(xi) Includes 0 shares and 30,740 vested options (and exercisable within 60 days thereafter).

APYX MEDICAL CORPORATION

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

To the Company’s knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2020 all filing requirements applicable to the Reporting Persons were timely met, with the exception of Craig A. Swandal who did not timely file his Form 4s for 2 separate transactions and Lawrence J. Waldman who did not timely file his Form 4 for 1 transaction.

APYX MEDICAL CORPORATION
ITEM 13. Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

Several relatives of Nikolay Shilev, Apyx Bulgaria’s Managing Director, are considered related parties. Teodora Shileva, Mr. Shilev’s spouse, is an employee of the Company working in the accounting department. Antoaneta Dimitrova Shileva-Toromanova, Mr. Shilev’s sister, is the manager of human resources. Svetoslav Shilev, Mr. Shilev’s son, is a quality manager in the quality assurance department. In addition, as part of the purchase of the Bulgaria manufacturing facility, Mr. Shilev was issued a note payable for $0.1 million to be paid 5 years after the original purchase date, which is in October 2020. The note was paid in full on October 20, 2020.

Independent Board Members

The Board currently has six independent members, Andrew Makrides, John Andres, Michael Geraghty, Lawrence J. Waldman, Craig Swandal, and Minnie Baylor-Henry, who meet the existing independence requirements of The NASDAQ Stock Market LLC and the Securities and Exchange Commission.

ITEM 14. Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to us and expected to be billed to us by RSM US, LLP, our principal accountant for 2020 and 2019:

	Year Ended December 31,
(In thousands)	2020	2019
Audit fees (1)	$325	$238
Audit related fees (2)	—	—
Tax fees (3)	—	—
All other fees (4)	—	—
Total fees billed	$325	$238
In 2019, we reported BDO USA, LLP as our principal accountant. The 2019 year was subsequently reaudited by RSM US, LLP, and we have included them as our principal accountant in the table above. Fees paid to BDO USA, LLP in conjunction with their 2019 audit work was $0.8 million.
(1)Audit fees consist of billed and unbilled fees for professional services rendered for the audit of Apyx's annual financial statements and reviews of its interim consolidated financial statements included in quarterly reports and other services related to statutory and regulatory filings or engagements.
(2)Audit related fees consist of billed and unbilled fees for assurance and related services that are reasonably related to the performance of the audit or reviews of Apyx's consolidated financial statements and are not reported under “Audit Fees”.
(3)Tax fees consist of billed and unbilled fees for professional services rendered for tax compliance and tax advice (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning.
(4)All other fees consist of fees for products and services other than the services reported above.

APYX MEDICAL CORPORATION
PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)(1)	LISTING OF FINANCIAL STATEMENTS	Page

	The following consolidated financial statements of the Company are included in Item 8 of this Report:

	Consolidated Balance Sheets at December 31, 2020 and 2019	31
	Consolidated Statements of Operations for the years ended December 31, 2020 and 2019	32
	Consolidated Statement of Changes in Equity for the years ended December 31, 2020 and 2019	33
	Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019	34
	Notes to Consolidated Financial Statements	35

(a)(2)	FINANCIAL STATEMENT SCHEDULES
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

3.5	Certificate of Amendment of the Certificate of Incorporation of the Registrant (Incorporated by reference to the Registrant's Current Report on Form 8-K filed on December 28, 2018)
4.1	Indenture (Incorporated by reference to the Registrant's Registration Statement on Form S-3 filed on May 4, 2018)
4.2	Description of the Registrant’s Securities (Incorporated by the reference to the Registrant's Annual Report on Form 10-K filed on March 31, 2020)
10.1**	Charles D. Goodwin II Employment Agreement, dated December 15, 2017 (Incorporated by the reference to the Registrant's Annual Report on Form 10-K filed on March 13, 2018)
10.2**
Separation Agreement and General Release, dated November 12, 2018, by and between the Company and Jay D. Ewers (Incorporated by the reference to the Registrant's Annual Report on Form 10-K filed on March 14, 2019)

10.3**	Tara Semb Employment Agreement, dated January 2, 2019 (Incorporated by the reference to the Registrant's Annual Report on Form 10-K filed on March 14, 2019)
10.4**	Tara Semb Amended and Restated Employment Agreement, dated September 16, 2020 (Incorporated by reference to the Registrant's Current Report on Form 8-K filed on September 18, 2020)
10.5**	Charles D. Goodwin II Amended and Restated Employment Agreement, dated September 17, 2020 (Incorporated by reference to the Registrant's Current Report on Form 8-K filed on September 18, 2020)
10.6**	Todd Hornsby Amended and Restated Employment Agreement, dated September 17, 2020 (Incorporated by reference to the Registrant's Current Report on Form 8-K filed on September 18, 2020)
14.1	Code of Ethics (Incorporated by the reference to the Registrant's Annual Report on Form 10-K filed on March 31, 2020)
16.1	Letter from BDO USA, LLP (Incorporated by the reference to the Registrant's Current Report on Form 8-K filed on August 20, 2020)
21.1	List of Subsidiaries (Incorporated by the reference to the Registrant's Annual Report on Form 10-K filed on March 31, 2020)
23.1*	Consent of RSM US, LLP
31.1*	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2*	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Label Presentation Document

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

APYX MEDICAL CORPORATION
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Clearwater, Florida on March 31, 2021.

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

Name	Title	Date

Directors:

/s/ ANDREW MAKRIDES	Chairman of the Board	March 31, 2021
Andrew Makrides

/s/ CHARLES D. GOODWIN II	Chief Executive Officer and Director	March 31, 2021
Charles D. Goodwin II

/s/ TARA SEMB	Chief Financial Officer, Treasurer and Secretary	March 31, 2021
Tara Semb

/s/ JOHN ANDRES	Vice Chairman of the Board	March 31, 2021
John Andres

/s/ LAWRENCE J. WALDMAN	Director	March 31, 2021
Lawrence J. Waldman

/s/ MICHAEL GERAGHTY	Director	March 31, 2021
Michael Geraghty

/s/ CRAIG SWANDAL	Director	March 31, 2021
Craig Swandal

/s/ MINNIE BAYLOR-HENRY	Director	March 31, 2021
Minnie Baylor-Henry