Form 10-Q
period 2021-03-31
Apyx Medical Corp
filed 2021-05-12
CIK 719135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
	Commission File Number:	0-12183

APYX MEDICAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	11-2644611
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

As of May 10, 2020, 34,317,863 shares of the registrant’s $0.001 par value common stock were outstanding.

APYX MEDICAL CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended March 31, 2021

PART I.     Financial Information

ITEM 1. Condensed Consolidated Financial Statements

APYX MEDICAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2021 (Unaudited)	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$39,539	$41,915
Trade accounts receivable, net of allowance of $300 and $300	7,683	8,399
Income tax receivables	7,654	7,654
Other receivables	1,110	1,275
Inventories, net of provision for obsolescence of $374 and $388	4,463	4,051
Prepaid expenses and other current assets	2,593	2,795
Total current assets	63,042	66,089
Property and equipment, net of accumulated depreciation and amortization of $4,985 and $4,813	6,599	6,541
Operating lease right-of-use assets	212	237
Finance lease right-of-use assets	383	437
Other assets	860	807
Total assets	$71,096	$74,111

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,283	$1,511
Accrued expenses and other current liabilities	7,090	7,278
Current portion of operating lease liabilities	125	126
Current portion of finance lease liabilities	232	238
Total current liabilities	9,730	9,153
Long-term operating lease liabilities	94	129
Long-term finance lease liabilities	107	183
Contract liabilities	855	621
Other liabilities	141	166
Total liabilities	10,927	10,252
EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized; 34,317,863 issued and outstanding as of March 31, 2021, and 34,289,222 outstanding as of December 31, 2020	34	34
Additional paid-in capital	62,281	61,066
(Accumulated deficit) retained earnings	(2,280)	2,621
Total stockholders' equity	60,035	63,721
Non-controlling interest	134	138
Total equity	60,169	63,859
Total liabilities and equity	$71,096	$74,111

The accompanying notes are an integral part of the condensed consolidated financial statements.

APYX MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Sales	$8,638	$4,997
Cost of sales	2,778	2,013
Gross profit	5,860	2,984
Other costs and expenses:
Research and development	1,115	980
Professional services	1,521	2,389
Salaries and related costs	4,245	3,311
Selling, general and administrative	3,724	3,796
Total other costs and expenses	10,605	10,476
Loss from operations	(4,745)	(7,492)
Interest income	3	216
Interest expense	(4)	(6)
Other (loss) income, net	(93)	426
Total other (loss) income, net	(94)	636
Loss before income taxes	(4,839)	(6,856)
Income tax expense (benefit)	66	(4,905)
Net loss	(4,905)	(1,951)
Net loss attributable to non-controlling interest	(4)	—
Net loss attributable to stockholders	$(4,901)	$(1,951)

Loss per Share:
Basic and diluted	$(0.14)	$(0.06)

The accompanying notes are an integral part of the condensed consolidated financial statements.

APYX MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(In thousands)

Three months ended March 31, 2020 and 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Non-controlling Interest	Total Equity
	Shares	Par Value
Balance at December 31, 2019	34,170	$34	$56,708	$14,517	$—	$71,259
Shares issued on stock options exercised for cash	10	—	72	—	—	72
Stock based compensation	—	—	1,049	—	—	1,049
Shares issued on net settlement of stock options	4	—	—	—	—	—
Net loss	—	—	—	(1,951)	—	(1,951)
Balance at March 31, 2020	34,184	$34	$57,829	$12,566	$—	$70,429

Balance at December 31, 2020	34,289	$34	$61,066	$2,621	$138	$63,859
Shares issued on stock options exercised for cash	8	—	21	—	—	21
Stock based compensation	—	—	1,194	—	—	1,194
Shares issued on net settlement of stock options	21	—	—	—	—	—
Net loss	—	—	—	(4,901)	(4)	(4,905)
Balance at March 31, 2021	34,318	$34	$62,281	$(2,280)	$134	$60,169

The accompanying notes are an integral part of the condensed consolidated financial statements.

APYX MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(4,905)	$(1,951)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	227	214
Provision for inventory obsolescence	—	10
Stock based compensation	1,194	1,049
Provision for allowance for doubtful accounts	6	324
Changes in operating assets and liabilities:
Trade receivables	680	1,520
Income tax receivables	—	(4,641)
Prepaid expenses and other assets	312	(1,383)
Inventories	(372)	(855)
Accounts payable	782	107
Accrued and other liabilities	24	(1,801)
Net cash used in operating activities	(2,052)	(7,407)
Cash flows from investing activities
Purchases of property and equipment	(192)	(90)
Net cash used in investing activities	(192)	(90)
Cash flows from financing activities
Proceeds from stock option exercises	21	72
Repayment of finance lease liabilities	(82)	(57)
Net cash (used in) provided by financing activities	(61)	15
Effect of exchange rates on cash	(71)	50
Net change in cash and cash equivalents	(2,376)	(7,432)
Cash and cash equivalents, beginning of period	41,915	58,812
Cash and cash equivalents, end of period	$39,539	$51,380

Cash paid for:
Interest	$4	$6
Income taxes	—	—

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

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic and its impact on the level of economic activity around the world. The extent of the impact of the pandemic on the Company's business is highly uncertain and difficult to predict, as the responses and information related to it continue to change rapidly. As elective surgery cases using the Company’s Helium Plasma Technology have started to increase again, it is unknown whether these trends will continue. The full extent to which the COVID-19 pandemic may materially and adversely impact the Company’s future financial position, liquidity, or results of operations remains uncertain.

The accompanying unaudited condensed consolidated financial statements have been prepared based upon SEC rules that permit reduced disclosure for interim periods. For a more complete discussion of significant accounting policies and certain other information, please refer to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. These condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of results of consolidated operations and financial condition for the interim periods shown, including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year.

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

NOTE 3.     DISPOSAL OF BUSINESS

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

In connection with the Asset Purchase Agreement, the Company entered into an Electro Surgical Disposables and Accessories, Cauteries and Other Products Supply Agreement with Symmetry for a four-year term, whereby it will manufacture certain Core products and sell them to Symmetry at agreed upon prices. Any activity resulting from this agreement is netted and reported in the Condensed Consolidated Statements of Operations as other income (loss). Core activity for the three months ended March 31, 2021, amounted to $1.5 million with cost of sales equivalents of $1.2 million and other related expenses of $0.3 million for net other loss of $0.1 million. Core activity for the three months ended March 31, 2020, amounted to $2.5 million with cost of sales equivalents of $2.2 million and related operating income of $0.2 million for net other income of $0.4 million.

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

Inventories consisted of the following:

(In thousands)	March 31, 2021	December 31, 2020
Raw materials	$2,515	$2,243
Work in process	891	1,109
Finished goods	1,431	1,087
Gross inventories	4,837	4,439
Less: provision for obsolescence	(374)	(388)
Inventories, net	$4,463	$4,051

NOTE 5.     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	March 31, 2021	December 31, 2020
Accrued payroll	$740	$808
Accrued bonuses	413	811
Accrued commissions	748	1,001
Accrued product warranties	510	498
Accrued product liability claim insurance deductibles	329	435
Accrued professional fees	297	222
Joint and several payroll liability	1,027	1,027
Uncertain tax positions	1,707	1,658
Sales tax payable	453	591
Other accrued expenses and current liabilities	866	227
Total accrued expenses and other current liabilities	$7,090	$7,278

NOTE 6.     NON-CONTROLLING INTEREST

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

In April 2021, the Company made the remaining capital contribution of $203,000.

Changes in the Company's ownership interest in its 51% owned China JV were as follows:

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

(In thousands)	Three Months Ended March 31, 2021
Beginning interest in China JV	$144
Contributions	—
Net loss attributable to Apyx	(4)
Ending interest in China JV	$140

NOTE 7.     EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“basic EPS”) is computed by dividing the net income or loss by the weighted average number of common shares outstanding for the reporting period. Diluted earnings (loss) per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding. As the Company is in a net loss position for all periods presented, all potential shares outstanding are anti-dilutive. The following table provides the computation of basic and diluted earnings (loss) per share.

	Three Months Ended March 31,
(in thousands, except per share data)	2021	2020
Numerator:
Net loss attributable to stockholders	$(4,901)	$(1,951)

Denominator:
Weighted average shares outstanding - basic and diluted	34,302	34,176

Loss per share:
Basic and diluted	$(0.14)	$(0.06)

Anti-dilutive instruments excluded from diluted loss per common share:
Options	5,559	5,084

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 8.     STOCK-BASED COMPENSATION

Under the Company's stock option plans, the board of directors may grant restricted stock and options to purchase common shares to the Company's employees, officers, directors and consultants. The Company accounts for stock options in accordance with FASB ASC Topic 718, Compensation - Stock Compensation, with stock-based compensation expense recognized over the vesting period based on the fair value on the grant date utilizing the Black Scholes model, which includes a number of estimates that affect the grant date fair value and the amount of expense to recognize.

The Company recognized approximately $1,194,000 and $1,049,000, respectively, in stock-based compensation expense during the three months ended March 31, 2021 and 2020.

Stock option activity is summarized as follows:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2020	4,938,943	$5.46
Granted	700,980	9.29
Exercised	(44,082)	4.25
Canceled and forfeited	(36,401)	8.47
Outstanding at March 31, 2021	5,559,440	$5.93

The Company allows stock option holders to exercise stock-based awards by surrendering stock-based awards with an intrinsic value equal to the cumulative exercise price of the stock-based awards being exercised, referred to as net settlements. These surrenders are included in stock options exercised in the options rollforward above. For the three months ended March 31, 2021 and 2020, respectively, we received 15,441 and 1,924 options as payment in the exercise of 21,141 and 4,362 options.

Common shares required to be issued upon the exercise of stock options would be issued from authorized and unissued shares. The Company calculated the grant date fair value of options granted in 2021 ("2021 Grants") utilizing a Black Scholes model with an expected life calculated via the simplified method.

2021 Grants
Strike price	$9.29
Risk-free rate	0.6%
Expected dividend yield	—
Expected volatility	70.8%
Expected term (in years)	6

NOTE 9.     INCOME TAXES

On March 27, 2020, the U.S. government enacted the CARES Act to provide relief from COVID-19. The CARES Act includes a provision that allows companies to carryback net operating losses (NOL’s) generated in the period 2018 through 2020 to prior years. In conjunction with the disposition of the Core business in 2018, we generated a significant amount of taxable income in 2018. Subsequently, we generated net losses in 2019 and 2020. For the net losses generated in 2019, we previously recorded a full valuation allowance on the deferred tax assets associated with our NOL carryforwards due to realization of the NOL not being probable under then existing tax law. The CARES Act makes these assets realizable and, as of the date of the CARES Act, we have recognized an income tax benefit of approximately $3.7 million associated with the release of the valuation allowance on our Federal NOL carryforward related to 2019. During the first quarter of 2020, we also recognized an income tax benefit of approximately $1.2 million, related to our loss before income taxes for the three months ended March 31, 2020.

Our income tax expense (benefit) was approximately $66,000 and $(4,905,000) with an effective tax rate of (1.4)% and 71.5% for the three months ended March 31, 2021 and 2020, respectively. For the three months ended March 31, 2021, the effective

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

rate differs from the statutory rate primarily due to the full valuation allowance recorded on the NOL generated during the period, combined with interest and penalties on our uncertain tax positions. For the three months ended March 31, 2020, the effective rate differs from the statutory rate primarily due to the release of the valuation allowance on our NOL carryforward from 2019.

We have gross unrecognized tax benefits of approximately $1,313,000 at March 31, 2021. We recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in our condensed consolidated financial statements. As of March 31, 2021, we had approximately $394,000 in accrued interest and penalties related to unrecognized tax benefits. Included in the income tax expense (benefit) for the three months ended March 31, 2021 and 2020, respectively, are approximately $48,000 and $43,000 of interest and penalties on the Company's uncertain tax positions. If the Company were to prevail on all uncertain tax positions, the resulting impact will be material as the Company will recognize approximately $1,707,000 of income tax benefits in the consolidated statement of operations. It is expected that all of the uncertain tax positions should be resolved by October 2022.

NOTE 10.     COMMITMENTS AND CONTINGENCIES

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

Purchase Commitments

At March 31, 2021, the Company had purchase commitments totaling approximately $3,300,000, substantially all of which is expected to be purchased within the next six months.

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

The partner in the Company's China joint venture is also a supplier of the Company. For the three months ended March 31, 2021 and 2020, the Company made purchases from this supplier of approximately $116,000 and $586,000, respectively. At March 31, 2021 and December 31, 2020, respectively, the Company owed this supplier approximately $6,000 and $38,000.

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

Summarized financial information with respect to reportable segments is as follows:

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	Three Months Ended March 31, 2021
(In thousands)	Advanced Energy	OEM	Corporate & Other	Total
Sales	$7,660	$978	$—	$8,638

Loss from operations	(602)	(3)	(4,140)	(4,745)

Interest income	—	—	3	3
Interest expense	—	—	(4)	(4)
Other loss, net	—	—	(93)	(93)
Income tax expense	—	—	66	66

	Three Months Ended March 31, 2020
(In thousands)	Advanced Energy	OEM	Corporate & Other	Total
Sales	$3,986	$1,011	$—	$4,997

Income (loss) from operations	(3,984)	247	(3,755)	(7,492)

Interest income	—	—	216	216
Interest expense	—	—	(6)	(6)
Other income, net	—	—	426	426
Income tax benefit	—	—	(4,905)	(4,905)

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

International sales represented approximately 35.6% and 27.6% of total revenues for the three months ended March 31, 2021 and 2020, respectively.

Revenue by geographic region, based on the customer's “ship to” location on the invoice, are as follows:

	Three Months Ended March 31,
(In thousands)	2021	2020
Sales by Domestic and International
Domestic	$5,566	$3,618
International	3,072	1,379
Total	$8,638	$4,997

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

We continue to drive sales in our Advanced Energy business by increasing the adoption and utilization of our handpieces in the U.S. cosmetic surgery market and fulfilling demand from distributors in our international markets. Management estimates that our products have been sold in more than 55 countries. As of March 31, 2021, we had a direct sales force of 31 field-based selling professionals and utilized 2 independent sales agencies. We also had 5 sales managers. This selling organization is focused on the use of Renuvion® in the cosmetic surgery market. In addition, we have invested in both in-person and virtual training programs and marketing-related activities to support accelerated adoption of Renuvion® into physicians' practices.

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

Impact of COVID-19

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2020 ("2020 Form 10-K"), an outbreak of a novel strain of the coronavirus, COVID-19, was identified in China and subsequently recognized as a pandemic by the World Health Organization. While the situation shows signs of improvement in certain countries, the COVID-19 outbreak generally continues to severely restrict the level of economic activity around the world. In response to the COVID-19 outbreak the governments of many countries, states, cities and other geographic regions have taken preventative or protective actions, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forego their time outside of their homes. Temporary closures of businesses in some jurisdictions were ordered, and numerous other businesses closed permanently. Many other businesses continue to be operated at reduced capacity.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

As vaccines have become more available, the number of COVID-19 cases has declined in the United States and various other countries, and economic conditions have improved. However, uncertainty remains regarding the extent, timing, and duration of the pandemic, including the extent to which the availability of these vaccines will positively impact public health conditions and whether new, potentially more contagious variants may pose additional public health risks. The pandemic continues to cause uncertainty and potential economic volatility, including with regard to the pandemic’s various and unpredictable impacts on our customers and our business.

Any future significant reductions in business-related activities could result in further loss of sales and profits and other material adverse effects. The extent of the impact of COVID-19 on our business, financial results, liquidity and cash flows will depend largely on future developments, including new information that may emerge concerning actions taken to contain or prevent further spread of the virus, or its newly forming variants, within the U.S. and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted.

While our revenues were affected by the continued impacts of the COVID-19 pandemic, starting in the latter half of 2020 we saw strong utilization of our Renuvion® handpieces from existing customers in the U.S., along with shipments to several new customers in our international markets, which helped to offset sluggish global demand for capital equipment. Throughout this event, we continued our efforts to support our customers during this challenging time.

While we were also pleased to see overall improvements in our Advanced Energy business trends starting in the latter half of 2020, demand for handpieces remains uneven across, and within, the primary markets that we serve, and global demand trends for generator adoption continue to remain in the early stages of recovery. Although the timing of a return to a more normalized environment remains uncertain, we remain cautiously optimistic with respect to the continued recovery of the cosmetic and plastic surgery market.

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

We continue to closely monitor developments related to COVID-19 that may impact our operations and financial performance, and continue our efforts to support our employees and customers in the following areas:

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
•Maintaining Engagement of or Sales Team and Our Customers: In addition to the initiatives we put in place to protect health and safety for all employees, we focused our direct sales team on remaining in close contact with their existing surgeon customers to do everything they can to provide them with support during this difficult time. With this goal in mind, we implemented additional training for our sales reps in order to sharpen their ability to engage with our customers virtually. In addition to engaging with existing customers via virtual methods, our sales representatives also continued to target and reach out to prospective customers, and outside the U.S., we continued to monitor the activities of our distributor partners and helped them navigate the challenges they faced as a result of the slower demand they have seen in their respective countries.
•Operating Expenses: Given the uncertainty surrounding the impacts that COVID-19 could have on our business, we took preemptive steps to curtail spending, including implementing hiring restrictions,reducing discretionary spending, reducing capital expenditures, and delaying certain R&D projects and clinical research studies. Taking into account the early signs of improving economic environment and conditions related to COVID-19, we have started to ease these measures in certain areas. However, we will continue to monitor any future developments related to the pandemic and may reinstate them if necessary.
•Governmental Policy: On March 27, 2020, the U.S. government enacted the CARES Act to provide relief from COVID-19. We have taken advantage of certain provisions of the CARES Act which are applicable to us, including utilizing net operating loss (NOL) carryback provisions. Utilizing these provisions significantly mitigated the working capital impact COVID-19 has had on our sales and operations.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations

Sales

	Three Months Ended March 31,
(In thousands)	2021	2020	Change
Sales by Reportable Segment
Advanced Energy	$7,660	$3,986	92.2%
OEM	978	1,011	(3.3)%
Total	$8,638	$4,997	72.9%

Sales by Domestic and International
Domestic	$5,566	$3,618	53.8%
International	3,072	1,379	122.8%
Total	$8,638	$4,997	72.9%

Total revenue increased by 72.9%, or approximately $3.6 million, for the three months ended March 31, 2021 when compared with the three months ended March 31, 2020. Advanced Energy segment sales increased 92.2%, or approximately $3.7 million, for the three months ended March 31, 2021 when compared with the three months ended March 31, 2020. In the first quarter of 2021, we saw increased global demand for both our handpieces and generators. While demand for generators in certain geographic regions continues to be affected by the impacts of the COVID-19 pandemic, we experienced strong sales volumes overall during the first quarter.

International sales represented approximately 35.6% and 27.6% of total revenues for the three months ended March 31, 2021 and 2020, respectively. Management estimates our products have been sold in more than 55 countries through local dealers coordinated by sales and marketing personnel through our facilities in Clearwater, Florida and Sofia, Bulgaria.

Gross Profit

	Three Months Ended March 31,
(In thousands)	2021	2020	Change
Cost of sales	$2,778	$2,013	38.0%
Percentage of sales	32.2%	40.3%

Gross profit	$5,860	$2,984	96.4%
Percentage of sales	67.8%	59.7%
Gross profit for the three months ended March 31, 2021, increased 96.4% to $5.9 million, compared to $3.0 million for the same period in the prior year. Gross margin for the three months ended March 31, 2021, was 67.8%, compared to 59.7% for the same period in 2020. The increase in profit margins for the three months ended March 31, 2021 from the prior year period is primarily attributable to sales mix between our two segments, with our Advanced Energy segment comprising a higher percentage of total sales, as well as product mix within our Advanced Energy segment as a result of our continued manufacturing efficiency initiatives and the introduction of newer product models.

Other Costs and Expenses

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Research and development

	Three Months Ended March 31,
(In thousands)	2021	2020	Change
Research and Development expense	$1,115	$980	13.8%
Percentage of sales	12.9%	19.6%

Research and development expenses increased 13.8% for the three months ended March 31, 2021, primarily due to continued spending on our two investigational device exemption (IDE) clinical studies and product development initiatives.

Professional services

	Three Months Ended March 31,
(In thousands)	2021	2020	Change
Professional services expense	$1,521	$2,389	(36.3)%
Percentage of sales	17.6%	47.8%

Professional services expense decreased (36.3)% for the three months ended March 31, 2021, primarily attributable to decreases in physician consulting fees ($0.3 million), accounting and auditing fee overages ($0.3 million) related to 2019 financial statement restatements and remediation activities that occurred in Q1 2020 due to our material weaknesses in internal controls, and legal fees of ($0.2 million) related to activity on the class action lawsuit in the prior year.

Salaries and related costs

	Three Months Ended March 31,
(In thousands)	2021	2020	Change
Salaries and related expenses	$4,245	$3,311	28.2%
Percentage of sales	49.1%	66.3%

During the three months ended March 31, 2021, salaries and related expenses increased approximately 28.2%, primarily driven by increases in bonus expense in 2021 ($0.4 million), stock option expense ($0.2 million), and higher headcount in the first quarter of 2021 ($0.2 million) as compared to the same period in the prior year.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Selling, general and administrative expenses

	Three Months Ended March 31,
(In thousands)	2021	2020	Change
SG&A Expense	$3,724	$3,796	(1.9)%
Percentage of sales	43.1%	76.0%

During the three months ended March 31, 2021, selling, general and administrative expense decreased (1.9)%, primarily driven by decreases in travel and entertainment expense ($0.4 million), advertising, including show fees and related costs ($0.3 million), and bad debt expenses ($0.3 million). These decreases were partially offset by higher commissions on Advanced Energy sales ($0.6 million), accrued OEM product recall costs ($0.2 million) and higher insurance expense ($0.1 million).

Other Income (Expense)

	Three Months Ended March 31,
(In thousands)	2021	2020	Change
Interest income	$3	$216	(98.6)%
Percentage of sales	—%	4.3%
Other (loss) income, net	(93)	$426	(121.8)%
Percentage of sales	(1.1)%	8.5%

Interest income decreased (98.6)% for the three months ended March 31, 2021 compared with the same period in the prior year. This decrease is due to a lower yield, as well as a lower average balance, on our investments in U.S. Treasury securities included in cash and cash equivalents.

Other (loss) income, net decreased (121.8)% for the three months ended March 31, 2021, as compared with the same period in the prior year. This decrease is primarily due to the receipt of refunds in the first quarter 2020 on tariffs paid in 2019.

Income Taxes

	Three Months Ended March 31,
(In thousands)	2021	2020	Change
Income tax expense (benefit)	$66	$(4,905)	(101.3)%
Effective tax rate	(1.4)%	71.5%

Our income tax expense (benefit) was approximately $66,000 and $(4,905,000) with an effective tax rate of (1.4)% and 71.5% for the three months ended March 31, 2021 and 2020, respectively. For the three months ended March 31, 2021, the effective rate differs from the statutory rate primarily due to the full valuation allowance recorded on the NOL generated during the period, combined with interest and penalties on our uncertain tax positions. For the three months ended March 31, 2020, the effective rate differs from the statutory rate primarily due to the release of the valuation allowance on our NOL carryforward from 2019.

Liquidity and Capital Resources

Our working capital at March 31, 2021 was approximately $53.3 million compared with $56.9 million at December 31, 2020. The decrease in working capital from December 31, 2020 to March 31, 2021 was primarily due to the net loss incurred by the Company during the first quarter of 2021, excluding non-cash activity, comprised primarily of stock-based compensation expense.

For the three months ended March 31, 2021, net cash used in operating activities was approximately $2.1 million, which

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

principally funded our loss from operations of $4.7 million, compared with net cash used in operating activities of approximately $7.4 million in the same period for 2020.

Net cash used in investing activities for the three months ended March 31, 2021 was $0.2 million, related to investments in property and equipment. Net cash used in investing activities for the three months ended March 31, 2020 was approximately $0.1 million, related to purchases of property and equipment.

At March 31, 2021, we had purchase commitments totaling approximately $3.3 million, substantially all of which is expected to be purchased within the next six months.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Critical Accounting Estimates

In preparing the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), we have adopted various accounting policies. Our most significant accounting policies are disclosed in Note 2 to the consolidated financial statements included in our 2020 Form 10-K, filed with the SEC on March 31, 2021.

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

As a result of historical losses, and our expectation to continue to generate losses in the near future, we recorded a valuation allowance on our net deferred tax assets. Exclusive of the carryback provisions of the CARES Act and the associated income tax benefit recognized in 2020, we do not anticipate recording an income tax benefit related to these deferred tax assets. We will reassess the realization of deferred tax assets each reporting period and will be able to reduce the valuation allowance to the extent the financial results of continuing operations improve, and it becomes more likely than not that the deferred tax assets will be realizable. As management expects the Company to continue to generate losses in the foreseeable future after 2020, we will continue to record a valuation allowance on the net deferred tax assets balance as of March 31, 2021.

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

Recent Accounting Pronouncements

See Note 2 of the Notes to Condensed Consolidated Financial Statements.

APYX MEDICAL CORPORATION
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

APYX MEDICAL CORPORATION
ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has established and maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2021, the Company's disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

We rely extensively on information systems to manage our business and summarize and report our financial condition, results of operations and cash flows. In 2020, we began the implementation of a new global enterprise resource planning (“ERP”) system, which replaced much of our existing core financial systems in the first quarter of 2021. The ERP system is designed to accurately maintain our financial records, enhance the flow of financial information, improve data management and provide timely information to our management team.

As a result of this implementation, certain internal controls over financial reporting have been automated, modified or implemented to address the new environment associated with this type of system. While we believe that this new system will strengthen our internal controls, there are inherent risks in implementing any new system, and we will continue to evaluate these control changes as part of our assessment of internal control over financial reporting throughout 2021.

APYX MEDICAL CORPORATION
PART II.     Other Information

ITEM 1. Legal Proceedings

See Note 10 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

APYX MEDICAL CORPORATION
ITEM 1A. Risk factors

There have been no material changes to the Risk Factors described in Part I, Item 1A Risk Factors in our 2020 Form 10-K.

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

Apyx Medical Corporation

Date: May 12, 2021	By:	/s/ Charles D. Goodwin II
Charles D. Goodwin II
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 12, 2021	By:	/s/ Tara Semb
Tara Semb
Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer)