Form 10-Q
period 2021-06-30
Apyx Medical Corp
filed 2021-08-12
CIK 719135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
	Commission File Number:	0-12183

APYX MEDICAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	11-2644611
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

As of August 10, 2021, 34,322,749 shares of the registrant’s $0.001 par value common stock were outstanding.

APYX MEDICAL CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended June 30, 2021

PART I.     Financial Information

ITEM 1. Condensed Consolidated Financial Statements

APYX MEDICAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2021 (Unaudited)	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$34,670	$41,915
Trade accounts receivable, net of allowance of $340 and $300	8,985	8,399
Income tax receivables	7,654	7,654
Other receivables	1,386	1,275
Inventories, net of provision for obsolescence of $387 and $388	5,272	4,051
Prepaid expenses and other current assets	3,615	2,795
Total current assets	61,582	66,089
Property and equipment, net of accumulated depreciation and amortization of $5,120 and $4,813	6,471	6,541
Operating lease right-of-use assets	182	237
Finance lease right-of-use assets	329	437
Other assets	1,033	807
Total assets	$69,597	$74,111

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,799	$1,511
Accrued expenses and other current liabilities	7,594	7,278
Current portion of operating lease liabilities	127	126
Current portion of finance lease liabilities	225	238
Total current liabilities	10,745	9,153
Long-term operating lease liabilities	63	129
Long-term finance lease liabilities	76	183
Contract liabilities	886	621
Other liabilities	145	166
Total liabilities	11,915	10,252
EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized; 34,322,749 issued and outstanding as of June 30, 2021, and 34,289,222 issued and outstanding as of December 31, 2020	34	34
Additional paid-in capital	63,650	61,066
(Accumulated deficit) retained earnings	(6,326)	2,621
Total stockholders' equity	57,358	63,721
Non-controlling interest	324	138
Total equity	57,682	63,859
Total liabilities and equity	$69,597	$74,111

The accompanying notes are an integral part of the condensed consolidated financial statements.

APYX MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Sales	$11,224	$4,296	$19,862	$9,293
Cost of sales	3,690	2,202	6,468	4,215
Gross profit	7,534	2,094	13,394	5,078
Other costs and expenses:
Research and development	1,084	975	2,199	1,955
Professional services	1,889	1,658	3,410	4,047
Salaries and related costs	4,343	3,439	8,588	6,750
Selling, general and administrative	4,261	2,189	7,985	5,985
Total other costs and expenses	11,577	8,261	22,182	18,737
Loss from operations	(4,043)	(6,167)	(8,788)	(13,659)
Interest income	4	7	7	223
Interest expense	(2)	(8)	(6)	(14)
Other income (loss), net	97	(14)	4	412
Total other income (loss), net	99	(15)	5	621
Loss before income taxes	(3,944)	(6,182)	(8,783)	(13,038)
Income tax expense (benefit)	107	(1,492)	173	(6,397)
Net loss	(4,051)	(4,690)	(8,956)	(6,641)
Net loss attributable to non-controlling interest	(5)	—	(9)	—
Net loss attributable to stockholders	$(4,046)	$(4,690)	$(8,947)	$(6,641)

Loss per share:
Basic and diluted	$(0.12)	$(0.14)	$(0.26)	$(0.19)

The accompanying notes are an integral part of the condensed consolidated financial statements.

APYX MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(In thousands)

Three months ended June 30, 2020 and 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Non-controlling Interest	Total Equity
	Shares	Par Value
Balance at March 31, 2020	34,184	$34	$57,829	$12,566	$—	$70,429
Stock based compensation	—	—	1,097	—	—	1,097
Shares issued on net settlement of stock options	18	—	—	—	—	—
Net loss	—	—	—	(4,690)	—	(4,690)
Balance at June 30, 2020	34,202	$34	$58,926	$7,876	$—	$66,836

Balance at March 31, 2021	34,318	$34	$62,281	$(2,280)	$134	$60,169
Contributions from non-controlling interest	—	—	—	—	195	195
Stock based compensation	—	—	1,369	—	—	1,369
Shares issued on net settlement of stock options	5	—	—	—	—	—
Net loss	—	—	—	(4,046)	(5)	(4,051)
Balance at June 30, 2021	34,323	$34	$63,650	$(6,326)	$324	$57,682

Six months ended June 30, 2020 and 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Non-controlling Interest	Total
	Shares	Par Value
Balance at December 31, 2019	34,170	$34	$56,708	$14,517	$—	$71,259
Shares issued on stock options exercises for cash	10	—	72	—	—	72
Stock based compensation	—	—	2,146	—	—	2,146
Shares issued on net settlement of stock options	22	—	—	—	—	—
Net loss	—	—	—	(6,641)	—	(6,641)
Balance at June 30, 2020	34,202	$34	$58,926	$7,876	$—	$66,836

Balance at December 31, 2020	34,289	$34	$61,066	$2,621	$138	$63,859
Contributions from non-controlling interest	—	—	—	—	195	195
Shares issued on stock options exercises for cash	8	—	21	—	—	21
Stock based compensation	—	—	2,563	—	—	2,563
Shares issued on net settlement of stock options	26	—	—	—	—	—
Net loss	—	—	—	(8,947)	(9)	(8,956)
Balance at June 30, 2021	34,323	$34	$63,650	$(6,326)	$324	$57,682

The accompanying notes are an integral part of the condensed consolidated financial statements.

APYX MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	(8,956)	(6,641)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	440	439
Provision for inventory obsolescence	13	413
Stock based compensation	2,563	2,146
Provision for allowance for doubtful accounts	46	486
Changes in operating assets and liabilities:
Trade receivables	(656)	1,195
Prepaid expenses and other assets	(1,160)	(1,410)
Income tax receivables	—	(6,017)
Inventories	(1,198)	(571)
Accounts payable	1,296	(232)
Accrued and other liabilities	554	(2,241)
Net cash used in operating activities	(7,058)	(12,433)
Cash flows from investing activities
Purchases of property and equipment	(221)	(184)
Net cash used in investing activities	(221)	(184)
Cash flows from financing activities
Proceeds from stock option exercises	21	72
Repayment of finance lease liabilities	(120)	(120)
Contributions from non-controlling interests	195	—
Net cash provided by (used in) financing activities	96	(48)
Effect of exchange rates on cash	(62)	9
Net change in cash and cash equivalents	(7,245)	(12,656)
Cash and cash equivalents, beginning of period	41,915	58,812
Cash and cash equivalents, end of period	$34,670	$46,156

Cash paid for:
Interest	$4	$8
Income taxes	13	54

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

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic and its impact on the level of economic activity around the world. The extent of the impact of the pandemic on the Company's business is highly uncertain and difficult to predict, as the responses and information related to it continue to change. As elective surgery cases using the Company’s Helium Plasma Technology have started to increase again, it is unknown whether these trends will continue. The full extent to which the COVID-19 pandemic may materially and adversely impact the Company’s future financial position, liquidity, or results of operations remains uncertain.

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

Reclassifications

We have reclassified certain amounts presented in the prior year to conform to the current year presentation. These reclassifications had no impact on previously reported net income, retained earnings or operating cash flows for the periods presented.

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

In connection with the Asset Purchase Agreement, the Company entered into an Electro Surgical Disposables and Accessories, Cauteries and Other Products Supply Agreement with Symmetry for a four-year term, whereby it will manufacture certain Core products and sell them to Symmetry at agreed upon prices. Any activity resulting from this agreement is netted and reported in the Condensed Consolidated Statements of Operations as other income (loss). Core activity for the three months ended June 30, 2021, amounted to $2.2 million with cost of sales equivalents of $1.8 million and other related expenses of $0.3 million for net other income of $0.1 million. Core activity for the three months ended June 30, 2020, amounted to $2.7 million with cost of sales equivalents of $2.3 million and related other expenses of $0.4 million for approximately no net other income. Core activity for the six months ended June 30, 2021, amounted to $3.6 million with cost of sales equivalents of $3.0 million and other related expenses of $0.6 million for approximately no net other income. Core activity for the six months ended June 30, 2020, amounted to $5.2 million with cost of sales equivalents of $4.6 million and net other related operating expenses of $0.2 million for net other income of $0.4 million.

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

Inventories consisted of the following:

(In thousands)	June 30, 2021	December 31, 2020
Raw materials	$3,226	$2,243
Work in process	1,167	1,109
Finished goods	1,266	1,087
Gross inventories	5,659	4,439
Less: provision for obsolescence	(387)	(388)
Inventories, net	$5,272	$4,051

NOTE 5.     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	June 30, 2021	December 31, 2020
Accrued payroll	$1,016	$808
Accrued bonuses	996	811
Accrued commissions	730	1,001
Accrued product warranties	527	498
Accrued product liability claim insurance deductibles	405	435
Accrued professional fees	357	222
Joint and several payroll liability	1,027	1,027
Uncertain tax positions	1,758	1,658
Sales tax payable	173	591
Other accrued expenses and current liabilities	605	227
Total accrued expenses and other current liabilities	$7,594	$7,278

NOTE 6.     CHINA JOINT VENTURE

In 2019, the Company executed a joint venture agreement with its Chinese supplier ("China JV") whereby the Company has a 51% interest in the China JV. The agreement required the Company to make capital contributions into the newly formed entity of approximately $357,000, of which approximately $203,000 and $154,000, respectively, were contributed during the three months ended June 30, 2021 and the year ended December 31, 2020. As of the date of these condensed consolidated financial statements, the joint venture has not commenced principal operations.

Changes in the Company's investment in the China JV were as follows:

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

(In thousands)	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Beginning interest in China JV	$140	$144
Contributions	203	203
Net loss attributable to Apyx	(5)	(9)
Ending interest in China JV	$338	$338

NOTE 7.     EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“basic EPS”) is computed by dividing the net income or loss by the weighted average number of common shares outstanding for the reporting period. Diluted earnings (loss) per share (“diluted EPS”) gives effect to all dilutive potential shares outstanding. As the Company is in a net loss position for all periods presented, all potential shares outstanding are anti-dilutive. The following table provides the computation of basic and diluted loss per share.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2021	2020	2021	2020
Numerator:
Net loss attributable to stockholders	$(4,046)	$(4,690)	$(8,947)	$(6,641)

Denominator:
Weighted average shares outstanding - basic and diluted	34,321	34,186	34,312	34,181

Loss per share:
Basic and diluted	$(0.12)	$(0.14)	$(0.26)	$(0.19)

Anti-dilutive instruments excluded from diluted loss per common share:
Options	5,561	4,986	5,561	4,986

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

The Company recognized approximately $1,369,000 and $2,563,000, respectively, in stock-based compensation expense during the three and six months ended June 30, 2021, as compared with $1,097,000 and $2,146,000, respectively, for the three and six months ended June 30, 2020.

Stock option activity is summarized as follows:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2020	4,938,943	$5.46
Granted	775,980	9.32
Exercised	(55,582)	4.56
Canceled and forfeited	(98,635)	8.05
Outstanding at June 30, 2021	5,560,706	$5.96

The Company allows stock option holders to exercise stock-based awards by surrendering stock-based awards with an intrinsic value equal to the cumulative exercise price of the stock-based awards being exercised, referred to as net settlements. These surrenders are included in stock options exercised in the options rollforward above. For the three months ended June 30, 2021 and 2020, respectively, we received 6,614 and 11,085 options as payment in the exercise of 4,886 and 17,665 options. For the six months ended June 30, 2021 and 2020, respectively, we received 22,055 and 13,009 options as payment in the exercise of 26,027 and 22,027 options.

Common shares required to be issued upon the exercise of stock options would be issued from authorized and unissued shares. The Company calculated the grant date fair value of options granted in 2021 ("2021 Grants") utilizing a Black Scholes model with an expected life calculated via the simplified method.

	2021 Grants
Strike price	$9.29	-	$9.55
Risk-free rate	0.6%	-	0.8%
Expected dividend yield	—
Expected volatility	70.7%	-	70.8%
Expected term (in years)	4.5	-	6

NOTE 9.     INCOME TAXES

On March 27, 2020, the U.S. government enacted the CARES Act to provide relief from COVID-19. The CARES Act includes a provision that allows companies to carryback net operating losses (NOL’s) generated in the period 2018 through 2020 to prior years. In conjunction with the disposition of the Core business in 2018, the Company generated a significant amount of taxable income in 2018. Subsequently, the Company generated net losses in 2019 and 2020. For the net losses generated in 2019, the Company previously recorded a full valuation allowance on the deferred tax assets associated with its NOL carryforwards due to realization of the NOL not being probable under then existing tax law. The CARES Act makes these assets realizable and, as of the date of the CARES Act, the Company has recognized an income tax benefit of approximately $3.7 million associated with the release of the valuation allowance on its Federal NOL carryforward related to 2019. For the three and six months ended June 30, 2020, the Company also recognized income tax benefits of approximately $1.5 million and $6.4 million, respectively, related to losses before income taxes.

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Income tax expense (benefit) was approximately $107,000 and $(1,492,000) with effective tax rates of (2.7)% and 24.1% for the three months ended June 30, 2021 and 2020, respectively. Income tax expense (benefit) was approximately $173,000 and $(6,397,000) with effective tax rates of (2.0)% and 49.1% for the six months ended June 30, 2021 and 2020, respectively. For the three and six months ended June 30, 2021, the effective rates differ from the statutory rate primarily due to the full valuation allowance recorded on the NOL generated during the period, combined with interest and penalties on uncertain tax positions. For the six months ended June 30, 2020, the effective rate differs from the statutory rate primarily due to the release of the valuation allowance on the NOL carryforward from 2019.

The Company has gross unrecognized tax benefits of approximately $1,313,000 at June 30, 2021. It recognized accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the condensed consolidated financial statements. As of June 30, 2021, the Company had approximately $445,000 in accrued interest and penalties related to unrecognized tax benefits. Included in the income tax expense (benefit) for the three months ended June 30, 2021 and 2020, respectively, are approximately $51,000 and $43,000 of interest and penalties on the Company's uncertain tax positions. Included in the income tax expense (benefit) for the six months ended June 30, 2021 and 2020, respectively, are approximately $99,000 and $86,000 of interest and penalties on the Company's uncertain tax positions.If the Company were to prevail on all uncertain tax positions, the resulting impact will be material as the Company will recognize approximately $1,758,000 of income tax benefits in the consolidated statement of operations. It is expected that all of the uncertain tax positions should be resolved by October 2022.

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

Purchase Commitments

At June 30, 2021, the Company had purchase commitments totaling approximately $2.3 million, substantially all of which is expected to be purchased within the next six months.

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

The partner in the Company's China joint venture is also a supplier to the Company. For the three months ended June 30, 2021 and 2020, the Company made purchases from this supplier of approximately $529,000 and $264,000, respectively. For the six months ended June 30, 2021 and 2020, the Company made purchases from this supplier of approximately $646,000 and $850,000, respectively. At June 30, 2021 and December 31, 2020, respectively, the Company owed this supplier approximately $75,000 and $38,000.

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

Summarized financial information with respect to reportable segments is as follows:

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	Three Months Ended June 30, 2021
(In thousands)	Advanced Energy	OEM	Corporate & Other	Total
Sales	$9,978	$1,246	$—	$11,224

Income (loss) from operations	326	263	(4,632)	(4,043)

Interest income	—	—	4	4
Interest expense	—	—	(2)	(2)
Other income, net	—	—	97	97
Income tax expense	—	—	107	107

	Three Months Ended June 30, 2020
(In thousands)	Advanced Energy	OEM	Corporate & Other	Total
Sales	$2,867	$1,429	$—	$4,296

Income (loss) from operations	(3,292)	584	(3,459)	(6,167)

Interest income	—	—	7	7
Interest expense	—	—	(8)	(8)
Other loss, net	—	—	(14)	(14)
Income tax benefit	—	—	(1,492)	(1,492)

	Six Months Ended June 30, 2021
(In thousands)	Advanced Energy	OEM	Corporate & Other	Total
Sales	$17,638	$2,224	$—	$19,862

Income (loss) from operations	(276)	260	(8,772)	(8,788)

Interest income	—	—	7	7
Interest expense	—	—	(6)	(6)
Other income, net	—	—	4	4
Income tax expense	—	—	173	173

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	Six Months Ended June 30, 2020
(In thousands)	Advanced Energy	OEM	Corporate & Other	Total
Sales	$6,853	$2,440	$—	$9,293

Income (loss) from operations	(7,276)	831	(7,214)	(13,659)

Interest income	—	—	223	223
Interest expense	—	—	(14)	(14)
Other income, net	—	—	412	412
Income tax benefit	—	—	(6,397)	(6,397)

International sales represented approximately 34.2% and 34.8% of total revenues for the three and six months ended June 30, 2021, respectively, as compared with approximately 21.0% and 24.6% of total revenues for the three and six months ended June 30, 2020, respectively.

Revenue by geographic region, based on the customer's “ship to” location on the invoice, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Sales by Domestic and International
Domestic	$7,383	$3,393	$12,949	$7,011
International	3,841	903	6,913	2,282
Total	$11,224	$4,296	$19,862	$9,293

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

Executive Level Overview

We are an advanced energy technology company with a passion for elevating people’s lives through innovative products in the cosmetic and surgical markets. Known for our innovative Helium Plasma Technology, Apyx is solely focused on bringing transformative solutions to the physicians and patients it serves. Our Helium Plasma Technology is marketed and sold as Renuvion® in the cosmetic surgery market and J-Plasma® in the hospital surgical market. Renuvion® offers plastic surgeons, fascial plastic surgeons and cosmetic physicians a unique ability to provide controlled heat to tissue to achieve their desired results. The J-Plasma® system allows surgeons to operate with a high level of precision, virtually eliminating unintended tissue trauma. We also leverage our deep expertise and decades of experience in unique waveforms through OEM agreements with other medical device manufacturers.

We continue to drive sales in our Advanced Energy business by increasing the adoption and utilization of our handpieces in the U.S. cosmetic surgery market and fulfilling demand from distributors in our international markets. Management estimates that our products have been sold in more than 60 countries. As of June 30, 2021, we had a direct sales force of 31 field-based selling professionals and utilized 2 independent sales agencies. We also had 5 sales managers. This selling organization is focused on the use of Renuvion® in the cosmetic surgery market. In addition, we have invested in both in-person and virtual training programs and marketing-related activities to support accelerated adoption of Renuvion® into physicians' practices.

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

We were pleased to see overall improvements in our Advanced Energy business trends starting in the latter half of 2020, and continued to see improvements in the first half of 2021 in utilization based global demand for our handpieces and adoption of our generator technology. Demand trends, however, for generator adoption continue to remain in varying stages of recovery in the markets we serve. Although the timing of a return to a more normalized economic environment remains uncertain, we remain optimistic with respect to the continued recovery of the cosmetic and plastic surgery market, and the utilization and adoption of our products globally.

We source the components used in our products from a variety of suppliers and we have collaborative arrangements with three key foreign suppliers. At this time our suppliers have experienced no significant production disruptions as a result of COVID-19. However, we have started to experience longer lead times and increased delays in our deliveries from these suppliers as a result of the availability of shipping from third party freight carriers. While we continue to monitor these delays, they have not, to date, had a significant impact on our manufacturing operations, but have resulted in increased inbound shipping costs and the necessity to increase levels of our key raw material component inventories..

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

Results of Operations

Sales

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2021	2020	Change	2021	2020	Change
Sales by Reportable Segment
Advanced Energy	$9,978	$2,867	248.0%	$17,638	$6,853	157.4%
OEM	1,246	1,429	(12.8)%	2,224	2,440	(8.8)%
Total	$11,224	$4,296	161.3%	$19,862	$9,293	113.7%
					(632,000)
Sales by Domestic and International
Domestic	$7,383	$3,393	117.6%	$12,949	$7,011	84.7%
International	3,841	903	325.4%	6,913	2,282	202.9%
Total	$11,224	$4,296	161.3%	$19,862	$9,293	113.7%

Total revenue increased by 161.3% and 113.7%, or approximately $6.9 million and $10.6 million, for the three and six months ended June 30, 2021 when compared with the three and six months ended June 30, 2020. Advanced Energy segment sales increased 248.0% and 157.4%, or approximately $7.1 million and $10.8 million, for the three and six months ended June 30, 2021 when compared with the three and six months ended June 30, 2020. In the first half of 2021, we saw increased global utilization based demand for our handpieces and adoption of our generator technology despite the continued headwinds of the COVID-19 pandemic, while the same period in 2020 was severely impacted.

International sales represented approximately 34.2% and 34.8% of total revenues for the three and six months ended June 30, 2021, respectively, as compared with 21.0% and 24.6% of total revenues for the same prior year period. Management estimates our products have been sold in more than 60 countries through local dealers coordinated by sales and marketing personnel through our facilities in Clearwater, Florida and Sofia, Bulgaria.

Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2021	2020	Change	2021	2020	Change
Cost of sales	$3,690	$2,202	67.6%	$6,468	$4,215	53.5%
Percentage of sales	32.9%	51.3%		32.6%	45.4%

Gross profit	$7,534	$2,094	259.8%	$13,394	$5,078	163.8%
Percentage of sales	67.1%	48.7%		67.4%	54.6%
Gross profit for the three months ended June 30, 2021, increased 259.8% to $7.5 million, compared to $2.1 million for the same period in the prior year. Gross margin for the three months ended June 30, 2021, was 67.1%, compared to 48.7% for the same period in 2020.

Gross profit for the six months ended June 30, 2021, increased 163.8% to $13.4 million, compared to $5.1 million for the same period in the prior year. Gross margin for the six months ended June 30, 2021, was 67.4%, compared to 54.6% for the same period in 2020.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The increase in gross profit margins for the three and six months ended June 30, 2021 from the prior year periods is primarily attributable to sales mix between our two segments, with our Advanced Energy segment comprising a higher percentage of total sales, as well as product mix within our Advanced Energy segment. Our continued manufacturing efficiency initiatives and the introduction of newer product models have continued to result in improved margins as we obtain registration, allowing these products to be introduced into the markets we serve. Additionally, the strong sales during the three and six months ended June 30, 2021, resulted in reduced product costs as our fixed costs were spread across higher production volumes. This manufacturing efficiency was partially offset by higher inbound shipping costs, as we expedited the sourcing of key component raw material inventories.

During the second quarter of 2020, we reassessed our forecasted product mix due to COVID-19, increased availability of our newer handpiece designs, and earlier than expected completion of product registrations in certain international markets. As a result, certain products were reduced to a lower carrying value, and some components were also written off as it was determined to cease further production on these models. This resulted in a decrease in gross profit of approximately $0.4 million during the three and six months ended June 30, 2020.

Other Costs and Expenses
Research and development

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2021	2020	Change	2021	2020	Change
Research and development expense	$1,084	$975	11.2%	$2,199	$1,955	12.5%
Percentage of sales	9.7%	22.7%		11.1%	21.0%

Research and development expenses increased 11.2% and 12.5% for the three and six months ended June 30, 2021, primarily due to continued spending on our two investigational device exemption (IDE) clinical studies and product development initiatives.

Professional services

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2021	2020	Change	2021	2020	Change
Professional services expense	$1,889	$1,658	13.9%	$3,410	$4,047	(15.7)%
Percentage of sales	16.8%	38.6%		17.2%	43.5%

Professional services expense increased 13.9% for the three months ended June 30, 2021, primarily attributable to increases in legal fees ($0.1 million) and professional services for continued consulting expense associated with our implementation of SAP ($0.1 million).

Professional services expense decreased 15.7% for the six months ended June 30, 2021, primarily attributable to decreases in physician consulting fees ($0.2 million), accounting and auditing fee overages ($0.3 million) related to 2019 financial statement restatements and remediation activities that occurred in the three months ended March 31, 2020, and legal fees ($0.1 million). These decreases were partially offset by an increase in professional services for continued consulting expense associated with our implementation of SAP ($0.1 million).

Salaries and related costs

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2021	2020	Change	2021	2020	Change
Salaries and related expenses	$4,343	$3,439	26.3%	$8,588	$6,750	27.2%
Percentage of sales	38.7%	80.1%		43.2%	72.6%

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

During the three months ended June 30, 2021, salaries and related expenses increased 26.3%, primarily driven by increases in bonus expense in 2021 ($0.5 million), stock option expense ($0.1 million), and higher headcount ($0.2 million) as compared to the same period in the prior year.

During the six months ended June 30, 2021, salaries and related expenses increased 27.2%, primarily driven by increases in bonus expense in 2021 ($1.0 million), stock option expense ($0.3 million) and higher headcount ($0.3 million) as compared to the same period in the prior year.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Selling, general and administrative expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2021	2020	Change	2021	2020	Change
SG&A expense	$4,261	$2,189	94.7%	$7,985	$5,985	33.4%
Percentage of sales	38.0%	51.0%		40.2%	64.4%

During the three months ended June 30, 2021, selling, general and administrative expense increased 94.7%, primarily driven by higher commissions on Advanced Energy sales ($1.0 million), travel and entertainment expense ($0.4 million), advertising expense, including trade show fees and related costs ($0.2 million), insurance expense ($0.2 million) and higher credit card processing fees ($0.1 million). These increases were partially offset by lower bad debt expenses ($0.1 million).

During the six months ended June 30, 2021, selling, general and administrative expense increased 33.4%, primarily driven by higher commissions on Advanced Energy sales ($1.6 million), insurance expense ($0.3 million), higher credit card processing fees ($0.2 million) and accrued OEM product recall costs ($0.2 million). These increases were partially offset by lower bad debt expenses ($0.4 million).

Other Income (Expense)

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2021	2020	Change	2021	2020	Change
Interest income	$4	$7	(42.9)%	$7	$223	(96.9)%
Percentage of sales	—%	0.2%		—%	2.4%
Other income (loss), net	97	$(14)	792.9%	4	$412	(99.0)%
Percentage of sales	0.9%	(0.3)%		—%	4.4%

Interest income decreased 96.9% for the six months ended June 30, 2021 compared with the same period in the prior year. This decrease is due to a lower yield, as well as a lower average balance, on our investments in U.S. Treasury securities included in cash and cash equivalents.

Other income (loss), net increased 792.9% for the three months ended June 30, 2021, as compared with the same period in the prior year. This increase is primarily due to increased manufacturing volumes which resulted in reduced overhead costs being allocated to the Core business segment.

Other income, net decreased 99.0% for the six months ended June 30, 2021, as compared with the same period in the prior year. This decrease is primarily due to the receipt of refunds in the first quarter 2020 on tariffs paid in 2019.

Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2021	2020	Change	2021	2020	Change
Income tax expense (benefit)	$107	$(1,492)	107.2%	$173	$(6,397)	102.7%
Effective tax rate	(2.7)%	24.1%		(2.0)%	49.1%

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Our income tax expense (benefit) was approximately $107,000 and $(1,492,000) with effective tax rates of (2.7)% and 24.1% for the three months ended June 30, 2021 and 2020, respectively. Our income tax expense (benefit) was approximately $173,000 and $(6,397,000) with effective tax rates of (2.0)% and 49.1% for the six months ended June 30, 2021 and 2020, respectively. For the three and six months ended June 30, 2021, the effective rates differ from statutory rates primarily due to the full valuation allowance recorded on our NOL generated during the periods, combined with interest and penalties on our uncertain tax positions. For the six months ended June 30, 2020, the effective rate differs from the statutory rate primarily due to the release of the valuation allowance on our NOL carryforward from 2019.

Liquidity and Capital Resources

Our working capital at June 30, 2021 was approximately $50.8 million compared with $56.9 million at December 31, 2020. The decrease in working capital from December 31, 2020 was primarily due to the net loss incurred by the Company during the first half of 2021, excluding non-cash activity, comprised primarily of stock-based compensation expense.

For the six months ended June 30, 2021, net cash used in operating activities was approximately $7.1 million, which principally funded our loss from operations of $8.8 million, compared with net cash used in operating activities of approximately $12.4 million in the same period for 2020.

Net cash used in investing activities for the six months ended June 30, 2021 and 2020, was $0.2 million, related to investments in property and equipment.

At June 30, 2021, we had purchase commitments totaling approximately $2.3 million, substantially all of which is expected to be purchased within the next six months.

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

As a result of historical losses, and our expectation to continue to generate losses in the near future, we recorded a valuation allowance on our net deferred tax assets. Exclusive of the carryback provisions of the CARES Act and the associated income tax benefit recognized in 2020, we do not anticipate recording an income tax benefit related to deferred tax assets. We will reassess the realization of deferred tax assets each reporting period and will be able to reduce the valuation allowance to the extent the financial results of continuing operations improve, and it becomes more likely than not that the deferred tax assets will be realizable. As management expects the Company to continue to generate losses in the foreseeable future after 2020, we will continue to record a valuation allowance on the net deferred tax assets balance as of June 30, 2021.

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

Recent Accounting Pronouncements

See Note 2 of the Notes to Condensed Consolidated Financial Statements.

APYX MEDICAL CORPORATION
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

APYX MEDICAL CORPORATION
ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has established and maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2021, the Company's disclosure controls and procedures were effective.

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

APYX MEDICAL CORPORATION
PART II.     Other Information

ITEM 1. Legal Proceedings

See Note 10 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

APYX MEDICAL CORPORATION
ITEM 1A. Risk factors

There have been no material changes to the risk factors described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, except for the following:

Any disruption in our suppliers’ operations, or timely availability of shipments from our third party freight carriers, could disrupt our production schedule and our ability to provide product to our customers in a timely manner

Our operations and ability to maintain production is dependent upon our suppliers delivering sufficient quantities of components and raw materials on time to manufacture our products and meet our production schedules. The COVID-19 pandemic has adversely impacted worldwide supply chains and the ability to obtain sufficient amounts of component parts, while disruptions and delays in the ability of our third party freight carriers to transport these items to our manufacturing facilities also continues to be a challenge. If the situation worsens, these negative impacts on our supply chain could have a material adverse effect on our business.

Any shortage of components or raw materials could cause us to not be able to meet customer demand, to alter production schedules, to delay product launch schedules, or to suspend production entirely, which could cause a loss of revenues, which could materially and adversely affect our results of operations.

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

Apyx Medical Corporation

Date: August 12, 2021	By:	/s/ Charles D. Goodwin II
Charles D. Goodwin II
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 12, 2021	By:	/s/ Tara Semb
Tara Semb
Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer)