Form 10-Q
period 2021-09-30
Apyx Medical Corp
filed 2021-11-12
CIK 719135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
	Commission File Number:	0-12183

APYX MEDICAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	11-2644611
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

As of November 9, 2021, 34,343,750 shares of the registrant’s $0.001 par value common stock were outstanding.

APYX MEDICAL CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended September 30, 2021

PART I.     Financial Information

ITEM 1. Condensed Consolidated Financial Statements

APYX MEDICAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2021 (Unaudited)	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$30,898	$41,915
Trade accounts receivable, net of allowance of $360 and $300	11,444	8,399
Income tax receivables	7,654	7,654
Other receivables	873	1,275
Inventories, net of provision for obsolescence of $303 and $388	6,040	4,051
Prepaid expenses and other current assets	2,967	2,795
Total current assets	59,876	66,089
Property and equipment, net of accumulated depreciation and amortization of $5,145 and $4,813	6,412	6,541
Operating lease right-of-use assets	152	237
Finance lease right-of-use assets	274	437
Other assets	1,055	807
Total assets	$67,769	$74,111

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,044	$1,511
Accrued expenses and other current liabilities	8,324	7,278
Current portion of operating lease liabilities	125	126
Current portion of finance lease liabilities	218	238
Total current liabilities	11,711	9,153
Long-term operating lease liabilities	30	129
Long-term finance lease liabilities	22	183
Contract liabilities	1,200	621
Other liabilities	146	166
Total liabilities	13,109	10,252
EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized; 34,339,533 issued and outstanding as of September 30, 2021, and 34,289,222 issued and outstanding as of December 31, 2020	34	34
Additional paid-in capital	64,862	61,066
(Accumulated deficit) retained earnings	(10,548)	2,621
Total stockholders' equity	54,348	63,721
Non-controlling interest	312	138
Total equity	54,660	63,859
Total liabilities and equity	$67,769	$74,111

The accompanying notes are an integral part of the condensed consolidated financial statements.

APYX MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Sales	$11,831	$6,954	$31,693	$16,247
Cost of sales	3,775	2,229	10,243	6,444
Gross profit	8,056	4,725	21,450	9,803
Other costs and expenses:
Research and development	1,175	1,047	3,374	3,002
Professional services	2,032	1,835	5,442	5,882
Salaries and related costs	4,206	3,508	12,794	10,258
Selling, general and administrative	4,611	2,706	12,596	8,691
Total other costs and expenses	12,024	9,096	34,206	27,833
Loss from operations	(3,968)	(4,371)	(12,756)	(18,030)
Interest income	2	10	9	233
Interest expense	(3)	(25)	(9)	(39)
Other (loss) income, net	(192)	(63)	(188)	349
Total other (loss) income, net	(193)	(78)	(188)	543
Loss before income taxes	(4,161)	(4,449)	(12,944)	(17,487)
Income tax expense (benefit)	73	(715)	246	(7,112)
Net loss	(4,234)	(3,734)	(13,190)	(10,375)
Net loss attributable to non-controlling interest	(12)	(6)	(21)	(6)
Net loss attributable to stockholders	$(4,222)	$(3,728)	$(13,169)	$(10,369)

Loss per share:
Basic and diluted	$(0.12)	$(0.11)	$(0.38)	$(0.30)

The accompanying notes are an integral part of the condensed consolidated financial statements.

APYX MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(In thousands)

Three Months Ended September 30, 2021 and 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Non-controlling Interest	Total Equity
	Shares	Par Value
Balance at June 30, 2020	34,202	$34	$58,926	$7,876	$—	$66,836
Contributions from non-controlling interest	—	—	—	—	148	148
Shares issued on stock options exercises for cash	10	—	25	—	—	25
Stock based compensation	—	—	1,063	—	—	1,063
Shares issued on net settlement of stock options	11	—	—	—	—	—
Net loss	—	—	—	(3,728)	(6)	(3,734)
Balance at September 30, 2020	34,223	$34	$60,014	$4,148	$142	$64,338

Balance at June 30, 2021	34,323	$34	$63,650	$(6,326)	$324	$57,682
Shares issued on stock options exercises for cash	3	—	28	—	—	28
Stock based compensation	—	—	1,184	—	—	1,184
Shares issued on net settlement of stock options	14	—	—	—	—	—
Net loss	—	—	—	(4,222)	(12)	(4,234)
Balance at September 30, 2021	34,340	$34	$64,862	$(10,548)	$312	$54,660

Nine Months Ended September 30, 2021 and 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Non-controlling Interest	Total
	Shares	Par Value
Balance at December 31, 2019	34,170	$34	$56,708	$14,517	$—	$71,259
Contributions from non-controlling interest	—	—	—	—	148	148
Shares issued on stock options exercises for cash	20	—	97	—	—	97
Stock based compensation	—	—	3,209	—	—	3,209
Shares issued on net settlement of stock options	33	—	—	—	—	—
Net loss	—	—	—	(10,369)	(6)	(10,375)
Balance at September 30, 2020	34,223	$34	$60,014	$4,148	$142	$64,338

Balance at December 31, 2020	34,289	$34	$61,066	$2,621	$138	$63,859
Contributions from non-controlling interest	—	—	—	—	195	195
Shares issued on stock options exercises for cash	11	—	49	—	—	49
Stock based compensation	—	—	3,747	—	—	3,747
Shares issued on net settlement of stock options	40	—	—	—	—	—
Net loss	—	—	—	(13,169)	(21)	(13,190)
Balance at September 30, 2021	34,340	$34	$64,862	$(10,548)	$312	$54,660

The accompanying notes are an integral part of the condensed consolidated financial statements.

APYX MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	(13,190)	(10,375)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	674	662
Provision for inventory obsolescence	15	427
Loss on disposal of property and equipment	47	—
Stock based compensation	3,747	3,209
Provision for allowance for doubtful accounts	57	486
Changes in operating assets and liabilities:
Trade receivables	(3,168)	1,389
Prepaid expenses and other assets	(23)	(981)
Income tax receivables	—	(6,812)
Inventories	(1,982)	(717)
Accounts payable	1,555	15
Accrued and other liabilities	1,605	(2,352)
Net cash used in operating activities	(10,663)	(15,049)
Cash flows from investing activities
Purchases of property and equipment	(391)	(193)
Net cash used in investing activities	(391)	(193)
Cash flows from financing activities
Proceeds from stock option exercises	49	97
Repayment of finance lease liabilities	(181)	(184)
Contributions from non-controlling interests	195	148
Net cash provided by financing activities	63	61
Effect of exchange rates on cash	(26)	(92)
Net change in cash and cash equivalents	(11,017)	(15,273)
Cash and cash equivalents, beginning of period	41,915	58,812
Cash and cash equivalents, end of period	$30,898	$43,539

Cash paid for:
Interest	$8	$39
Income taxes	13	54

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

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic and its impact on the level of economic activity around the world including ongoing supply chain disruptions. The extent of the impact of the pandemic on the Company's business is highly uncertain and difficult to predict, as the responses and information related to it continue to change. As elective surgery cases using the Company’s Helium Plasma Technology have started to increase again, it is unknown whether these trends will continue. The full extent to which the COVID-19 pandemic may materially and adversely impact the Company’s future financial position, liquidity, or results of operations remains uncertain.

The accompanying unaudited condensed consolidated financial statements have been prepared based upon SEC rules that permit reduced disclosure for interim periods. For a more complete discussion of significant accounting policies and certain other information, please refer to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of management these condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of results of consolidated operations and financial condition for the interim periods shown, including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year.

Reclassifications

We have reclassified certain amounts presented in the prior period to conform to the current period presentation. These reclassifications had no impact on previously reported net loss, retained earnings or net cash used in operating activities for the periods presented.

NOTE 2.     RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326). The update changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, contract assets, held-to-maturity debt securities and loans, and requires entities to use a new forward-looking expected loss model that will result in the earlier recognition of allowance for losses. This update, as originally issued, was effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. In November 2019, the FASB issued ASU 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) Effective Dates, which deferred the effective dates of these standards for Smaller Reporting Companies until fiscal years beginning after December 15, 2022. The Company currently expects to continue to qualify as a Smaller Reporting Company, based upon the current SEC definition, and as a result, will be utilizing the deferred elective date. While we are in the process of determining the effects of the adoption of the standard on the condensed consolidated financial statements, we do not expect the impact to be material.

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

In connection with the Asset Purchase Agreement, the Company entered into an Electro Surgical Disposables and Accessories, Cauteries and Other Products Supply Agreement with Symmetry for a four-year term, whereby it will manufacture certain Core products and sell them to Symmetry at agreed upon prices. Any activity resulting from this agreement is netted and reported in the Condensed Consolidated Statements of Operations as other income (loss). Core activity for the three months ended September 30, 2021, amounted to $1.6 million with cost of sales equivalents of $1.3 million and other related expenses of $0.5 million for net other loss of $0.3 million. Core activity for the three months ended September 30, 2020, amounted to $1.8 million with cost of sales equivalents of $1.6 million and related other expenses of $0.3 million for net other loss of $0.1 million. Core activity for the nine months ended September 30, 2021, amounted to $5.2 million with cost of sales equivalents of $4.4 million and other related expenses of $1.1 million for net other loss of $0.3 million. Core activity for the nine months ended September 30, 2020, amounted to $6.9 million with cost of sales equivalents of $6.1 million and net other related operating expenses of $0.5 million for net other income of $0.3 million.

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

Inventories consisted of the following:

(In thousands)	September 30, 2021	December 31, 2020
Raw materials	$3,505	$2,243
Work in process	1,284	1,109
Finished goods	1,554	1,087
Gross inventories	6,343	4,439
Less: provision for obsolescence	(303)	(388)
Inventories, net	$6,040	$4,051

NOTE 5.     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020
Accrued payroll	$894	$808
Accrued bonuses	1,559	811
Accrued commissions	897	1,001
Accrued product warranties	547	498
Accrued product liability claim insurance deductibles	440	435
Accrued professional fees	252	222
Joint and several payroll liability	1,027	1,027
Uncertain tax positions	1,810	1,658
Sales tax payable	243	591
Other accrued expenses and current liabilities	655	227
Total accrued expenses and other current liabilities	$8,324	$7,278

NOTE 6.     CHINA JOINT VENTURE

In 2019, the Company executed a joint venture agreement with its Chinese supplier ("China JV") whereby the Company has a 51% interest in the China JV. The China JV has been consolidated in these condensed consolidated financial statements. The agreement required the Company to make capital contributions into the newly formed entity of approximately $357,000, of which approximately $203,000 and $154,000, respectively, were contributed during the three months ended June 30, 2021 and the three months ended September 30, 2020. As of the date of these condensed consolidated financial statements, the joint venture has not commenced principal operations.

Changes in the Company's investment in the China JV were as follows:

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Beginning interest in China JV	$338	$—	$144	$—
Contributions	—	154	203	154
Net loss attributable to Apyx	(13)	(6)	(22)	(6)
Ending interest in China JV	$325	$148	$325	$148

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Numerator:
Net loss attributable to stockholders	$(4,222)	$(3,728)	$(13,169)	$(10,369)

Denominator:
Weighted average shares outstanding - basic and diluted	34,330	34,216	34,318	34,193

Loss per share:
Basic and diluted	$(0.12)	$(0.11)	$(0.38)	$(0.30)

Anti-dilutive instruments excluded from diluted loss per common share:
Restricted stock	—	45	—	45
Options	5,534	5,028	5,534	5,028

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

The Company recognized approximately $1,184,000 and $3,747,000, respectively, in stock-based compensation expense during the three and nine months ended September 30, 2021, as compared with $1,063,000 and $3,209,000, respectively, for the three and nine months ended September 30, 2020.

Stock option activity is summarized as follows:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2020	4,938,943	$5.46
Granted	894,980	9.37
Exercised	(109,415)	6.26
Canceled and forfeited	(190,793)	8.22
Outstanding at September 30, 2021	5,533,715	$5.98

The Company allows stock option holders to exercise stock-based awards by surrendering stock-based awards with an intrinsic value equal to the cumulative exercise price of the stock-based awards being exercised, referred to as net settlements. These surrenders are included in stock options exercised in the options rollforward above. For the three months ended September 30, 2021 and 2020, respectively, we received 37,049 and 16,140 options as payment in the exercise of 13,285 and 10,610 options. For the nine months ended September 30, 2021 and 2020, respectively, we received 59,104 and 29,149 options as payment in the exercise of 39,312 and 32,637 options.

Common shares required to be issued upon the exercise of stock options would be issued from authorized and unissued shares. The Company calculated the grant date fair value of options granted in 2021 ("2021 Grants") utilizing a Black Scholes model.

	2021 Grants
Strike price	$9.29	-	$11.51
Risk-free rate	0.6%	-	0.8%
Expected dividend yield	—
Expected volatility	68.9%	-	70.8%
Expected term (in years)	4.5	-	6

NOTE 9.     INCOME TAXES

On March 27, 2020, the U.S. government enacted the CARES Act to provide financial relief from COVID-19. The CARES Act includes a provision that allows companies to carryback net operating losses (NOL’s) generated in the period 2018 through 2020 to prior years. In conjunction with the disposition of the Core business in 2018, the Company generated a significant amount of taxable income in 2018. Subsequently, the Company generated net losses in 2019 and 2020. For the net losses generated in 2019, the Company previously recorded a full valuation allowance on the deferred tax assets associated with its NOL carryforwards due to realization of the NOL not being probable under then existing tax law. The CARES Act makes these assets realizable and, as of the date of the CARES Act, the Company recognized an income tax benefit of approximately $3.7 million associated with the release of the valuation allowance on its Federal NOL carryforward related to 2019. For the three and nine months ended September 30, 2020, the Company also recognized income tax benefits of approximately $0.7 million and $7.1 million, respectively, related to losses before income taxes.

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Income tax expense (benefit) was approximately $73,000 and $(715,000) with effective tax rates of (1.8)% and 16.1% for the three months ended September 30, 2021 and 2020, respectively. Income tax expense (benefit) was approximately $246,000 and $(7,112,000) with effective tax rates of (1.9)% and 40.7% for the nine months ended September 30, 2021 and 2020, respectively. For the three and nine months ended September 30, 2021, the effective rates differ from the statutory rate primarily due to the full valuation allowance recorded on the NOL generated during the period, combined with interest and penalties on uncertain tax positions. For the nine months ended September 30, 2020, the effective rate differs from the statutory rate primarily due to the release of the valuation allowance on the NOL carryforward from 2019.

The Company has gross unrecognized tax benefits of approximately $1,313,000 at September 30, 2021. It recognized accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the condensed consolidated financial statements. As of September 30, 2021, the Company had approximately $497,000 in accrued interest and penalties related to unrecognized tax benefits. Included in the income tax expense (benefit) for the three months ended September 30, 2021 and 2020, respectively, are approximately $52,000 and $43,000 of interest and penalties on the Company's uncertain tax positions. Included in the income tax expense (benefit) for the nine months ended September 30, 2021 and 2020, respectively, are approximately $152,000 and $125,000 of interest and penalties on the Company's uncertain tax positions. If the Company were to prevail on all uncertain tax positions, the resulting impact will be material as the Company will recognize approximately $1,810,000 of income tax benefits in the consolidated statement of operations. It is expected that all of the uncertain tax positions should be resolved by October 2022.

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

The Company is involved in a number of legal actions relating to the use of our Helium Plasma technology. The outcomes of these legal actions are not within the Company’s control and may not be known for prolonged periods of time. It believes that such claims are adequately covered by insurance; however, in the case of one of the Company’s carriers, the Company is in a dispute regarding the total level of coverage available. Notwithstanding the foregoing, in the opinion of management, the Company has meritorious defenses, and such claims are not expected, individually or in the aggregate, to result in a material, adverse effect on its financial condition, results of operations and cash flows. However, in the event that damages exceed the aggregate coverage limits of the Company’s policies or if its insurance carriers disclaim coverage, management believes it is possible that costs associated with these claims could have a material adverse impact on the consolidated financial condition, results of operations and cash flows.

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

Purchase Commitments

At September 30, 2021, the Company had purchase commitments totaling approximately $5.2 million, substantially all of which is expected to be purchased within the next twelve months.

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

The partner in the Company's China joint venture is also a supplier to the Company. For the three months ended September 30, 2021 and 2020, the Company made purchases from this supplier of approximately $456,000 and $410,000, respectively. For the nine months ended September 30, 2021 and 2020, the Company made purchases from this supplier of approximately $1,102,000 and $1,250,000, respectively. At September 30, 2021 and December 31, 2020, respectively, the Company owed this supplier approximately $48,000 and $38,000.

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

Summarized financial information with respect to reportable segments is as follows:

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	Three Months Ended September 30, 2021
(In thousands)	Advanced Energy	OEM	Corporate & Other	Total
Sales	$10,313	$1,518	$—	$11,831

Income (loss) from operations	52	328	(4,348)	(3,968)

Interest income	—	—	2	2
Interest expense	—	—	(3)	(3)
Other loss, net	—	—	(192)	(192)
Income tax expense	—	—	73	73

	Three Months Ended September 30, 2020
(In thousands)	Advanced Energy	OEM	Corporate & Other	Total
Sales	$5,479	$1,475	$—	$6,954

Income (loss) from operations	(1,095)	556	(3,832)	(4,371)

Interest income	—	—	10	10
Interest expense	—	—	(25)	(25)
Other loss, net	—	—	(63)	(63)
Income tax benefit	—	—	(715)	(715)

	Nine Months Ended September 30, 2021
(In thousands)	Advanced Energy	OEM	Corporate & Other	Total
Sales	$27,951	$3,742	$—	$31,693

Income (loss) from operations	(224)	588	(13,120)	(12,756)

Interest income	—	—	9	9
Interest expense	—	—	(9)	(9)
Other loss, net	—	—	(188)	(188)
Income tax expense	—	—	246	246

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

International sales represented approximately 33.1% and 34.2% of total revenues for the three and nine months ended September 30, 2021, respectively, as compared with approximately 25.0% and 24.8% of total revenues for the three and nine months ended September 30, 2020, respectively.

Revenue by geographic region, based on the customer's “ship to” location on the invoice, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Sales by Domestic and International
Domestic	$7,911	$5,214	$20,860	$12,225
International	3,920	1,740	10,833	4,022
Total	$11,831	$6,954	$31,693	$16,247

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

We continue to drive sales in our Advanced Energy business by increasing the adoption and utilization of our handpieces in the U.S. cosmetic surgery market and fulfilling demand from distributors in our international markets. Management estimates that our products have been sold in more than 60 countries. As of September 30, 2021, we had a direct sales force of 31 field-based selling professionals and utilized 2 independent sales agencies. We also had 5 sales managers. This selling organization is focused on the use of Renuvion® in the cosmetic surgery market. In addition, we have invested in both in-person and virtual training programs and marketing-related activities to support accelerated adoption of Renuvion® into physicians' practices.

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

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

As vaccines have become more available, the number of COVID-19 cases has declined in the United States and various other countries, and economic conditions have improved. However, uncertainty remains regarding the extent, timing, and duration of the pandemic, including the extent to which the availability and acceptance of these vaccines will positively impact public health conditions and whether new, potentially more contagious variants may pose additional public health risks. The pandemic continues to cause uncertainty and potential economic volatility, including with regard to the pandemic’s various and unpredictable impacts on our customers and our business.

Any future significant reductions in business-related activities could result in loss of sales and profits and other material adverse effects. The extent of the impact of COVID-19 on our business, financial results, liquidity and cash flows will depend largely on future developments, including new information that may emerge concerning actions taken to contain or prevent further spread of the virus, or its newly forming variants, within the U.S. and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted.

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

We were pleased to see overall improvements in our Advanced Energy business trends starting in the latter half of 2020, and continued to see improvements through the first three quarters of 2021 in utilization based global demand for our handpieces and adoption of our generator technology. Demand trends, however, for generator adoption continue to remain in varying stages of recovery in the markets we serve. Although the timing of a return to a more normalized economic environment remains uncertain, we remain optimistic with respect to the continued recovery of the cosmetic and plastic surgery market, and the utilization and adoption of our products globally.

We source the components used in our products from a variety of suppliers and we have collaborative arrangements with four key foreign suppliers. At this time our suppliers have experienced no significant production disruptions as a result of COVID-19. However, we have started to experience longer lead times and increased delays in our deliveries from these suppliers as a result of the availability of shipping from third party freight carriers. While we continue to monitor these delays, they have not, to date, had a significant impact on our manufacturing operations, but have resulted in increased inbound shipping costs and the necessity to increase levels of our key raw material component inventories. We have also begun to see increasing costs and tightened availability of various components used in our products as a result of global supply chain disruptions; these costs to date have not had a material impact on our results of operations.

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

Results of Operations

Sales

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2021	2020	Change	2021	2020	Change
Sales by Reportable Segment
Advanced Energy	$10,313	$5,479	88.2%	$27,951	$12,332	126.7%
OEM	1,518	1,475	2.9%	3,742	3,915	(4.4)%
Total	$11,831	$6,954	70.1%	$31,693	$16,247	95.1%
					(632,000)
Sales by Domestic and International
Domestic	$7,911	$5,214	51.7%	$20,860	$12,225	70.6%
International	3,920	1,740	125.3%	10,833	4,022	169.3%
Total	$11,831	$6,954	70.1%	$31,693	$16,247	95.1%

Total revenue increased by 70.1% and 95.1%, or approximately $4.9 million and $15.4 million, for the three and nine months ended September 30, 2021 when compared with the three and nine months ended September 30, 2020. Advanced Energy segment sales increased 88.2% and 126.7%, or approximately $4.8 million and $15.6 million, for the three and nine months ended September 30, 2021 when compared with the three and nine months ended September 30, 2020. In the nine months ended September 30, 2021, we experienced increased global utilization based demand for our handpieces and adoption of our generator technology despite the continued headwinds of the COVID-19 pandemic in certain geographic regions, while the same period in 2020 was more severely impacted on a global basis.

International sales represented approximately 33.1% and 34.2% of total revenues for the three and nine months ended September 30, 2021, respectively, as compared with 25.0% and 24.8% of total revenues for the same prior year period. Management estimates our products have been sold in more than 60 countries through local dealers coordinated by sales and marketing personnel through our facilities in Clearwater, Florida and Sofia, Bulgaria.

Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2021	2020	Change	2021	2020	Change
Cost of sales	$3,775	$2,229	69.4%	$10,243	$6,444	59.0%
Percentage of sales	31.9%	32.1%		32.3%	39.7%

Gross profit	$8,056	$4,725	70.5%	$21,450	$9,803	118.8%
Percentage of sales	68.1%	67.9%		67.7%	60.3%
Gross profit for the three months ended September 30, 2021, increased 70.5% to $8.1 million, compared to $4.7 million for the same period in the prior year. Gross margin for the three months ended September 30, 2021, was 68.1%, compared to 67.9% for the same period in 2020.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Gross profit for the nine months ended September 30, 2021, increased 118.8% to $21.5 million, compared to $9.8 million for the same period in the prior year. Gross margin for the nine months ended September 30, 2021, was 67.7%, compared to 60.3% for the same period in 2020.

The increase in gross profit margins for the three and nine months ended September 30, 2021 from the prior year periods is primarily attributable to sales mix between our two segments, with our Advanced Energy segment comprising a higher percentage of total sales, as well as product mix within our Advanced Energy segment. Our continued manufacturing efficiency initiatives and the introduction of newer product models have continued to result in improved margins as we obtain registration, allowing these products to be introduced into the markets we serve. Additionally, the strong sales during the three and nine months ended September 30, 2021, resulted in reduced product costs as our fixed costs were spread across higher production volumes. This manufacturing efficiency was partially offset by higher inbound shipping costs, as we expedited the sourcing of key component raw material inventories.

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

Other Costs and Expenses
Research and development

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2021	2020	Change	2021	2020	Change
Research and development expense	$1,175	$1,047	12.2%	$3,374	$3,002	12.4%
Percentage of sales	9.9%	15.1%		10.6%	18.5%

Research and development expenses increased 12.2% and 12.4% for the three and nine months ended September 30, 2021, primarily due to continued spending on our two investigational device exemption (IDE) clinical studies and product development initiatives.

Professional services

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2021	2020	Change	2021	2020	Change
Professional services expense	$2,032	$1,835	10.7%	$5,442	$5,882	(7.5)%
Percentage of sales	17.2%	26.4%		17.2%	36.2%

Professional services expense increased 10.7% for the three months ended September 30, 2021, primarily attributable to an increase in physician consulting fees ($0.5 million). This increase was partially offset by a decrease in accounting and auditing fees ($0.3 million). In the prior year period, we incurred significant fees related to our change in independent accountants and the associated reaudit of the 2019 financial statements.

Professional services expense decreased 7.5% for the nine months ended September 30, 2021, primarily attributable to decreases in accounting and auditing fees ($0.7 million) related to 2019 financial statement restatements, remediation, and reaudit activities that occurred in 2020 and legal fees ($0.2 million). These decreases were partially offset by increases in in physician consulting fees ($0.3 million) and professional services for continued consulting expense associated with our implementation of SAP ($0.1 million).

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Salaries and related costs

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2021	2020	Change	2021	2020	Change
Salaries and related expenses	$4,206	$3,508	19.9%	$12,794	$10,258	24.7%
Percentage of sales	35.6%	50.4%		40.4%	63.1%

During the three months ended September 30, 2021, salaries and related expenses increased 19.9%, primarily driven by increases in bonus expense in 2021 ($0.4 million), higher headcount ($0.2 million), and stock option expense ($0.1 million) as compared to the same period in the prior year.

During the nine months ended September 30, 2021, salaries and related expenses increased 24.7%, primarily driven by increases in bonus expense in 2021 ($1.3 million), higher headcount ($0.5 million), stock option expense ($0.2 million), and temporary labor ($0.2 million) as compared to the same period in the prior year.

Selling, general and administrative expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2021	2020	Change	2021	2020	Change
SG&A expense	$4,611	$2,706	70.4%	$12,596	$8,691	44.9%
Percentage of sales	39.0%	38.9%		39.7%	53.5%

During the three months ended September 30, 2021, selling, general and administrative expense increased 70.4%, primarily driven by higher commissions on Advanced Energy sales ($0.9 million), advertising expense, including trade show fees and related costs ($0.7 million), travel and entertainment expense ($0.3 million) and higher credit card processing fees ($0.1 million).

During the nine months ended September 30, 2021, selling, general and administrative expense increased 44.9%, primarily driven by higher commissions on Advanced Energy sales ($2.5 million), travel and entertainment expense ($0.4 million), advertising expense, including trade show fees and related costs ($0.4 million), insurance expense ($0.3 million), higher credit card processing fees ($0.3 million) and accrued OEM product recall costs ($0.2 million). These increases were partially offset by lower bad debt expenses ($0.4 million).

Other income (loss)

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2021	2020	Change	2021	2020	Change
Interest income	$2	$10	(80.0)%	$9	$233	(96.1)%
Percentage of sales	—%	0.1%		—%	1.4%
Other (loss) income, net	(192)	$(63)	(204.8)%	(188)	$349	(153.9)%
Percentage of sales	(1.6)%	(0.9)%		(0.6)%	2.1%

Interest income decreased 96.1% for the nine months ended September 30, 2021 compared with the same period in the prior year. This decrease is due to a lower yield, as well as a lower average balance, on our investments in U.S. Treasury securities included in cash and cash equivalents.

Other loss, net increased 204.8% for the three months ended September 30, 2021, as compared with the same period in the prior year. This increase is primarily due to accrued severance expense for employees of the Core business segment ($0.1 million) and anticipated Core business segment inventory losses at the conclusion of our supply agreement with Symmetry ($0.1 million).

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Other (loss) income, net decreased 153.9% for the nine months ended September 30, 2021, as compared with the same period in the prior year. This decrease is primarily due to the receipt of refunds in the first quarter 2020 on tariffs paid in 2019 ($0.3 million), accrued severance expense for employees of the Core business segment ($0.1 million) and anticipated Core business segment inventory losses at the conclusion of our supply agreement with Symmetry ($0.1 million).

Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2021	2020	Change	2021	2020	Change
Income tax expense (benefit)	$73	$(715)	110.2%	$246	$(7,112)	103.5%
Effective tax rate	(1.8)%	16.1%		(1.9)%	40.7%

Our income tax expense (benefit) was approximately $73,000 and $(715,000) with effective tax rates of (1.8)% and 16.1% for the three months ended September 30, 2021 and 2020, respectively. Our income tax expense (benefit) was approximately $246,000 and $(7,112,000) with effective tax rates of (1.9)% and 40.7% for the nine months ended September 30, 2021 and 2020, respectively. For the three and nine months ended September 30, 2021, the effective rates differ from statutory rates primarily due to the full valuation allowance recorded on our NOL generated during the periods, combined with interest and penalties on our uncertain tax positions. For the nine months ended September 30, 2020, the effective rate differs from the statutory rate primarily due to the release of the valuation allowance on our NOL carryforward from 2019.

Liquidity and Capital Resources

Our working capital at September 30, 2021 was approximately $48.2 million compared with $56.9 million at December 31, 2020. The decrease in working capital from December 31, 2020 was primarily due to the net loss incurred by the Company during the first three quarters of 2021, excluding non-cash activity, comprised primarily of stock-based compensation expense.

For the nine months ended September 30, 2021, net cash used in operating activities was approximately $10.7 million, which principally funded our loss from operations of $12.8 million, compared with net cash used in operating activities of approximately $15.0 million in the same period for 2020.

Net cash used in investing activities for the nine months ended September 30, 2021 and 2020, was $0.4 million and $0.2 million, respectively, related to investments in property and equipment.

At September 30, 2021, we had purchase commitments totaling approximately $5.2 million, substantially all of which is expected to be purchased within the next twelve months.

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

As a result of historical losses, and our expectation to continue to generate losses in the near future, we recorded a valuation allowance on our net deferred tax assets. Exclusive of the carryback provisions of the CARES Act and the associated income tax benefit recognized in 2020, we do not anticipate recording an income tax benefit related to deferred tax assets. We will reassess the realization of deferred tax assets each reporting period and will be able to reduce the valuation allowance to the extent the financial results of continuing operations improve, and it becomes more likely than not that the deferred tax assets will be realizable. As management expects the Company to continue to generate losses in the foreseeable future after 2020, we will continue to record a valuation allowance on the net deferred tax assets balance as of September 30, 2021.

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

Recent Accounting Pronouncements

See Note 2 of the Notes to Condensed Consolidated Financial Statements.

APYX MEDICAL CORPORATION
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

APYX MEDICAL CORPORATION
ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has established and maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2021, the Company's disclosure controls and procedures were effective.

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

Any shortage of components or raw materials could cause us to not be able to meet customer demand, to alter production schedules, to delay product launch schedules, or to suspend production entirely, which could cause a loss of revenues or increased costs, which could materially and adversely affect our results of operations and cash flows.

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

Apyx Medical Corporation

Date: November 12, 2021	By:	/s/ Charles D. Goodwin II
Charles D. Goodwin II
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 12, 2021	By:	/s/ Tara Semb
Tara Semb
Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer)