Form 10-K
period 2021-12-31
Apyx Medical Corp
filed 2022-03-17
CIK 719135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
	Commission File Number:	0-12183

APYX MEDICAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	11-2644611
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No ☒
The aggregate market value of the common stock held by non-affiliates and non-voting equity held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked prices of such common stock as of June 30, 2021, the registrant’s most recently completed second fiscal quarter, was approximately $353.9 million.
As of March 15, 2022, 34,428,487 shares of the registrant’s $.001 par value common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

APYX MEDICAL CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
December 31, 2021
i

APYX MEDICAL CORPORATION
Cautionary Notes Regarding “Forward-Looking” Statements

We have included or incorporated by reference into this report, and from time to time may make in our public filings, press releases or other public statements, certain statements that may constitute forward-looking statements. These include without limitation those under “Business” in Part I, Item 1, “Risk Factors” in Part I, Item 1A, “Legal Proceedings” in Part I, Item 3 and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. In addition, our management my make forward-looking statements to analysts, investors, representatives of the media and others. These forward-looking statements are not historical facts and represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and beyond our control. We may, in some cases, use words such as “project”, “believe”, “anticipate”, “plan”, “expect”, “estimate”, “intend”, “should”, “would”, “could”, “potentially”, “may” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements.

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

Forward-looking statements in this report are subject to a number of risks and uncertainties, some of which are beyond our control, including, among other things:

•changes in general economic, business or demographic conditions or trends in the U.S. or throughout the world or changes in the political environment, including changes in GDP, trade wars, interest rates and inflation;
•our ability to conclude a sufficient number of attractive growth projects, deploy growth capital in amounts consistent with our objectives in the prosecution of those and achieve targeted risk-adjusted returns on any growth project, including the continued commercialization of our Helium Plasma Technology;
•the regulatory environment, including our ability to gain requisite approval from the Food and Drug Administration ("FDA") and other governmental and regulatory bodies, both domestically and internationally, including the effects of the recent FDA Medical Device Safety Communication regarding an emerging safety signal of our products;
•our ability to estimate compliance costs, comply with any changes thereto, rates implemented by regulators, and our relationships and rights under, and contracts with, governmental agencies and authorities;
•disruptions or other extraordinary or force majeure events and the ability to insure against losses resulting from such events or disruptions, including disruptions caused by COVID-19 or other global pandemics;
•sudden or extreme volatility in commodity prices and availability, including supply chain disruptions;
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

We are an advanced energy technology company with a passion for elevating people’s lives through innovative products in the cosmetic and surgical markets. Known for our innovative Helium Plasma Technology, Apyx is solely focused on bringing transformative solutions to physicians and their patients. Our Helium Plasma Technology is marketed and sold as Renuvion® in the cosmetic surgery market and J-Plasma® in the hospital surgical market. Our primary focus is on the cosmetic surgery market where Renuvion® offers plastic surgeons, fascial plastic surgeons and cosmetic physicians a unique ability to provide controlled heat to the tissue to achieve their desired results. We also leverage our deep expertise and decades of experience in unique waveforms through original equipment manufacturing (OEM) agreements with other medical device manufacturers.

Our objective is to achieve profitable, sustainable growth by increasing our market share in the Advanced Energy category, including the commercialization of products that have the potential to be transformational with respect to the results they produce for surgeons and their patients. In order to achieve this objective, we plan to leverage our long history in the industry, along with a reputation for quality, reliability, and a science-based approach that our brand enjoys within the medical community.

Throughout 2021, despite the continued impacts of the COVID-19 pandemic and its related variants, we saw increased utilization of our Renuvion® handpieces from existing customers in both the U.S. and outside of the U.S., along with improved demand for capital equipment domestically. Throughout the year, we continued our efforts to support our customers around the world to ensure utilization of our products. International demand trends for generator adoption are improving but remain in the earlier stages of recovery. Although the timing of a return to a fully normalized environment remains uncertain, we remain cautiously optimistic with respect to the continued recovery of the global cosmetic and plastic surgery markets.

Subject to the ongoing effects of the COVID-19 pandemic, we experienced strong year-over-year growth in our Advanced Energy business throughout 2021, as well as improved operating leverage and cash flow. We remain well-capitalized and well-positioned to weather the continued impacts of COVID-19, while investing in our primary initiatives to drive strong, long-term growth in the global cosmetic and plastic surgery markets.

Significant Subsidiaries

Apyx Bulgaria, EOOD is a wholly owned limited liability company incorporated under Bulgarian law, located in Sofia, Bulgaria. It is engaged in the business of development and manufacturing of our advanced energy generators, as well as the manufacturing of our disposable handpieces and OEM generators and accessories. The facility also distributes products directly to customers in certain international markets and provides warranty and repair services.

Industry

The cosmetic surgery market is a special segment of the medical field which is involved in the restoration, reconstruction, or alteration of the human body so as to enhance the body’s appearance. The market for cosmetic surgery includes surgical, minimally invasive, and nonsurgical cosmetic procedures. This market is expected to have steady growth year-over-year and this growth is driven by social and cultural factors such as the influence of social media, peer pressure for appearance and beauty, and increasing disposable income.

We believe that we have sustainable, competitive advantages in the cosmetic surgery market for several reasons: our long history of developing unique energy devices to meet the needs of physicians, our unique Helium Plasma Technology, our outstanding product quality supported by strong engineering and research and development capabilities, and the clinical support that our expanding global medial affairs team provides to our customers. We feel that our products and our strategy as a customer-centric aesthetic medical device manufacturer have, and will continue to improve, the lives of doctors and their patients.

APYX MEDICAL CORPORATION
Intellectual Property

We rely on our intellectual property that we have developed or acquired over the years including patents, trade secrets, technical innovations and various licensing agreements to provide our future growth and build our competitive position. We have been issued 44 patents in the United States and 25 foreign patents. We have 14 pending patent applications in the United States and 51 pending foreign applications. We have 9 U.S. registered trademarks, 3 international registered trademarks, and 6 pending international trademark applications. As we continue to expand our intellectual property portfolio, we believe it is critical for us to continue to invest in filing patent applications to protect our technology, inventions and improvements. However, we can give no assurance that competitors will not infringe on our patent rights or otherwise create similar or non-infringing competing products that are technically patentable in their own right.

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

Apyx Bulgaria, EOOD operates an approximately 25,000 square foot, ISO13485 certified and FDA registered manufacturing facility located in the capital city of Sofia, which houses manufacturing, development and assembly operations.

We work closely with our suppliers to ensure that our raw material inventory (i.e., semiconductors and plastics) needs are met, while maintaining high quality and reliability. To date, we have experienced some delays in locating and obtaining the materials necessary to fulfill our production requirements, but such delays have not caused a meaningful backlog of sales orders. However, it is possible that a prolonged COVID-19 disruption to the global supply chain could cause a backlog of sales orders in the future. We continue to work to find other sources of supply, where feasible, and have expedited the shipments of certain raw material items to adequately maintain our production and safety stock levels, resulting in higher shipping costs. We have also experienced some impact on the purchase prices of our raw materials due to inflation, global inventory shortages. and increased demand across the manufacturing sector.

We maintain collaborative arrangements with three foreign suppliers, including our contract component manufacturer located in Ningbo, China, under which we request the development of certain products which we purchase pursuant to purchase orders. Our purchase order commitments are never more than one year in duration and are supported by our sales forecasts. To our knowledge, none of the products that we source are through entities manufacturing in the Xinjiang province.

During late 2019, we entered into a joint venture with our Chinese supplier to establish a foundation for the manufacturing and sale of our Advanced Energy products into the Chinese market. As of the date of this report, the joint venture has not commenced its principal operations.

Backlog

The value of unshipped factory orders is not material.

Sustainability

We have created a strong environmental, social and governance (“ESG”) structure by introducing a new cross-functional ESG team which has been working with senior management, our board and other stakeholders to develop an ESG framework that is aligned with our corporate mission, vision and values. We are evaluating and plan to publish our first ESG-focused disclosure in 2022, under the sector-specific ESG standards published by the Sustainability Accounting Standards Board (SASB).

Human Capital Management

APYX MEDICAL CORPORATION
At December 31, 2021, we had 272 full-time employees world-wide, of whom 4 were executive officers, 27 were supervisory personnel, 34 were sales personnel and 207 were technical support, administrative and production employees. None of our current employees are covered by a collective bargaining agreement and we have never experienced a work stoppage. During 2021, our voluntary employee turnover rate was approximately 15%.

Diversity, Equity and Inclusion

We have worked to create a culture that fosters employee engagement, where diverse talent is productive and passionate about the work they do. We continuously focus our efforts on cultivating and enhancing our working culture that embraces equality, diversity and inclusion. Currently, over half of our global workforce is represented by women, including half of our executive management team. In addition, in the U.S., approximately 40% of our employees are from minority ethnic\racial groups.

Recruitment, Training and Development

The implementation of our growth strategy largely depends on our ability to hire, train, and retain our workforce. Our recruitment practices include cross-functional departmental interviewing, allowing for the best fit not just for a specific department, but the Company as a whole. We also ensure all of our employees are fully trained and competent for the role for which they were hired. In addition, we train our sales professionals to thoroughly understand our Helium Plasma Technology and the marketplace in which we compete, including how our technologies can increase our customer's revenue and the results they are able to achieve for their patients.

Compensation and Benefits

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
•Our compensation practices are fair and equitable across all levels of the organization, from our Executive Officers to our hourly employees;
•We work with both local and nationally recognized outside compensation and benefits consulting firms to independently evaluate the effectiveness of our executive and non-executive compensation and benefit programs and to provide benchmarking against our peers within our industry;
•We may provide our non-hourly U.S-based employees long term incentives in the form of stock options to help foster a culture of ownership, and empower individuals to drive continuous improvements to increase stockholder value;
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

Culture

We are a solution focused company in the cosmetic surgery market and the broader medical technology sector, and endeavor to provide unique and creative solutions for the ever-changing needs of our physician customers and their patients. Our mission and vision are to be the world’s leading innovator in unique energy solutions that continually reshape what’s possible in cosmetic and medical procedures through innovative solutions.

Our shared values of transforming physicians’ and their patients’ lives, acting with integrity, and driving innovation, form the core of our company's culture. We articulate the qualities associated with these behaviors through our three Core Values:

•Trailblazers: We are passionate about the work we do. We energetically pursue our goals, aim higher, and reach further. When we encounter setbacks, we see opportunities for innovation and improvement. When we clear a business hurdle, we celebrate, and then raise the bar.

APYX MEDICAL CORPORATION
•Challengers: We speak up and are not afraid to question, to reimagine, to think differently. We innovate to break the status quo, and create new possibilities, for our customers and for our company.
•Team Players: We respect everyone’s contribution, and are absolutely committed to elevating our fellow team members, and our customers and their patients.

Employee Health and Safety

The health and safety of our employees is our highest priority, and this is consistent with our operating philosophy. We provide a safe and healthy workplace for employees consistent with the requirements of the Occupational Safety and Health Act (OSHA). We aim to prevent any employee, visitor, customer, or person from being subjected to any health or safety risks. We provide annual training and expect our employees to diligently work towards the maintenance of safe and healthy working conditions, adhere to proper operating practices and procedures designed to prevent injury and illness, and conscientiously observe all safety regulations. Our commitment to the safety and well-being of our employees is shown through safety walkthroughs by our Safety Committee, as well as having an open-door policy, allowing employees to feel comfortable bringing up any safety concerns to management or Human Resources. Identified concerns and potential hazards are addressed immediately, which is evidenced by our low safety incident rate quarter over quarter. In 2021, we had only one lost time accident.

In addition, in our response to the COVID-19 pandemic around the globe, we supported our employees and their families by:

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
•Limiting domestic and international non-essential travel for all employees; and
•Requiring masks to be worn at all locations where allowed by local law.

APYX MEDICAL CORPORATION
Our Two Business Segments

We currently have two reportable segments: Advanced Energy and OEM. The Corporate and Other category includes certain unallocated corporate and administrative costs which are not specifically attributed to either reportable segment. Net assets are shared, therefore, not allocated to the reportable segments.

For the year ended December 31, 2021, our OEM segment contributed 11.4% of our consolidated total revenue and our Advanced Energy segment contributed 88.6% of our consolidated total revenue.

Advanced Energy Segment

Overview

Our product portfolio consists of our Helium Plasma Technology that is marketed and sold as Renuvion® in the cosmetic surgery market and J-Plasma® in the hospital surgical market. Our primary focus is on the cosmetic surgery market where Renuvion® offers plastic surgeons, fascial plastic surgeons and cosmetic physicians a unique ability to provide controlled heat to the tissue to achieve their desired results. This technology has U.S. FDA clearance, CE mark, and clearance for sale in multiple other countries and is generally indicated for the cutting, coagulation and ablation of soft tissue. The system consists of an electrosurgical generator unit ("ESU"), a handpiece and a supply of helium gas. The proprietary radiofrequency ("RF") energy is delivered to the handpiece by the ESU and used to energize an electrode. When helium gas passes over the energized electrode, helium plasma is generated which allows for conduction of the RF energy from the electrode to the patient in the form of a precise helium plasma beam. The energy delivered to the patient via the helium plasma beam is unique in that it allows for the application of heat to tissue in a way that is not possible with traditional monopolar or bipolar technologies. This technology has been the subject of forty-two peer-reviewed journal articles, book chapters, abstracts, and posters. It also continues to be the subject of numerous presentations at traditional and cosmetic surgery conferences around the world.

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

During 2021, we continued our full-scale, global, commercialization efforts for Renuvion® in the cosmetic and plastic surgery markets. As of December 31, 2021, we had a direct sales force of 31 field-based selling professionals and utilized 2 independent sales agencies. We also had 5 sales managers. This selling organization is focused on the use of Renuvion® in the cosmetic surgery market, supported by our global medical affairs team. This global team of clinical support specialists focuses on supporting our users to ensure optimal outcomes for their patients. In addition, we have invested in training programs and marketing-related activities to support accelerated adoption of Renuvion® into physicians' practices.

From 2015 through 2021, we launched numerous new extensions to our Helium Plasma product lines in an effort to target new surgical procedures, users, and markets. Most notably, throughout 2021, we continued our launch of our Renuvion® Apyx Plasma RF handpieces (“APR”) around the world. These handpieces were designed with improved ergonomics and usability for our Renuvion® customers. As a result of our sales, marketing and product development initiatives, we have significantly increased the number of physicians using our Helium Plasma Technology by expanding usage to include the cosmetic surgery market in the U.S., and the cosmetic surgery market as well as the surgical oncology market outside the U.S.

In order to assist us in leveraging our Helium Plasma Technology’s precision and effectiveness in multiple surgical specialties, we continue to utilize our Medical Advisory Board which currently consists of 5 members representing the plastic surgery, fascial plastic surgery, and cosmetic procedure specialties.

Our commercial strategy in the U.S. and outside the U.S. is primarily focused on advancing the usage of Renuvion® in the cosmetic surgery market. In some of our international markets, we continue to provide support to our customers who have adopted our J-Plasma® technology for the hospital surgical market. We continue to develop a clinical and regulatory strategy, and corresponding marketing campaigns, to support our market focus. We also continue to expand the reach of our global medical affairs team in order to provide clinical support to our customers in all markets.

APYX MEDICAL CORPORATION
We continue to make substantial investments in the development and marketing of our Renuvion® technology for the long-term benefit of the Company and its stakeholders, and this may adversely affect our short-term operating performance and cash flows, particularly over the next 12 to 18 months. While we believe that these investments have the potential to generate additional revenues and profits in the future, there can be no assurance that our Helium Plasma Technology will continue to be successful or that such future revenues and profitability will be realized.

Customers

In the U.S., we primarily sell our Renuvion® products through our direct sales force to physicians, cosmetic surgery offices and surgical centers. Outside of the U.S., all of our products are sold primarily through our distributor network.

Products

Our Advanced Energy Products consist of our Helium Plasma Technology lines (Renuvion® and J-Plasma®). These product lines consist of a multifunction generator, a handpiece and a supply of helium gas. Radiofrequency ("RF") energy is delivered to the handpiece by the generator and used to energize an electrode. When helium gas passes over the energized electrode, helium plasma is generated which allows for conduction of the RF energy from the electrode to the patient in the form of a precise helium plasma beam. The energy delivered to the patient via the helium plasma beam is unique in that it allows for the application of heat to tissue in a way that is not possible with traditional monopolar or bipolar technologies.

Helium Plasma Generator

Throughout 2021, we continued our launch of the newest generation of our Renuvion® generator, the Renuvion® System 3, to markets outside the U.S. This high frequency electrosurgical generator can be used for delivery of RF energy and/or helium plasma to cut, coagulate and ablate soft tissue during open and laparoscopic surgical procedures. This new generator was built for use with our Renuvion® APR handpieces, and features enhanced capabilities such as a joule counter, capable of displaying energy delivered to the patient, and new Auto-Bipolar functionality, which expands the surgical capabilities of the system. These new product releases continue to expand the procedure base for our Helium Plasma Technology by providing surgeons with the tools they need to access additional anatomic locations and perform specific procedures.

Disposables Portfolio

We offer a variety of different hand pieces for open and laparoscopic procedures. The helium-based plasma generated from these devices has been shown to provide increased precision and control and cause less thermal damage to tissue than CO2 laser, argon plasma and RF energy products currently available on the market. The technology has a general indication and can be used for cutting, coagulating and ablating soft tissue. The advantages of helium plasma continue to be studied throughout the medical and scientific communities. We believe that cosmetic surgery applications are the primary area of opportunity for this technology. In 2020, we completed the launch of our new generation APR handpieces in the U.S. market. During 2021, we began to launch these new handpieces in our international markets, designed specifically for minimally invasive use, with improved ergonomics and safety features.

Competition

Currently, we are the only company with helium-based plasma and retractable blade products. However, there are RF-based competitors, argon plasma competitors, and CO2 laser competitors for our target market. We believe our competitive position did not change in 2021.

FDA and Other Government Regulations

Our products are medical devices that are subject to extensive regulation by the U.S. FDA, as well as by other regulatory bodies in the United States and abroad. The FDA classifies medical devices into one of three classes based on the risks associated with the medical device and the controls deemed necessary to reasonably ensure the device’s safety and effectiveness. Those three classes are:
•     Class I, the lowest risk products, which require compliance with medical device general controls, including labeling, establishment registration, device product listing, adverse event reporting and, for some products, adherence to good manufacturing practices through the FDA’s quality system regulations;

APYX MEDICAL CORPORATION
•     Class II, comprising moderate-risk devices, which also require compliance with general controls and in some cases, so called special controls that may include performance standards, particular labeling requirements, or post-market surveillance obligations; typically a Class II device also requires pre-market review and clearance by FDA of a pre-market notification (also referred to as a “510(k) application”) as well as adherence to the quality system regulations/good manufacturing practices for devices; and
•     Class III, high-risk devices that are often implantable or life-sustaining, which also require compliance with the medical device general controls and quality system regulations, but which generally must be approved by FDA before entering the market, through a more-lengthy pre-market approval (PMA) application. Approved PMAs can include post-approval conditions and post-market surveillance requirements, analogous to some of the special controls that may be imposed on Class II devices.

Before being introduced into the U.S. market, our products must obtain marketing clearance or approval from FDA through the 510(k)-pre-market notification, or premarket approval processes. To date, our products have been classified as Class II, moderate-risk medical devices that are substantially equivalent to a legally marketed device and, thus, have been subject to the 510(k) review and clearance process.

510(k) Pre-Market Notification Process

Class II devices typically require pre-market review and clearance by the FDA, which is accomplished through the submission of a 510(k)-pre-market notification before the device may be marketed. To obtain 510(k) clearance, we must demonstrate that a new device is substantially equivalent to another device with 510(k) clearance or grandfathered status, or to a device that was reclassified from Class III to Class II or Class I - this device to which the new device is compared is called the “predicate device.” In some cases, we may be required to perform clinical trials to support a claim of substantial equivalence. If clinical trials are required, we may be required to submit an application for an investigational device exemption, or IDE, which must be cleared by the FDA prior to the start of a clinical investigation, unless the device and clinical investigation are considered non-significant risk by the FDA or are exempt from the IDE requirements.

Whether or not an IDE is required for a clinical study involving a medical device, an appropriate Institutional Review Board (IRB) must review and approve the study protocol before it is initiated. It generally takes three months from the date of the pre-market notification submission to obtain a final 510(k) clearance decision from the FDA, but it can be significantly longer. After a medical device receives a 510(k)-clearance letter, which authorizes commercial marketing of the new device for one or more specific indications for use, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires the submission of a new 510(k) notification or could require de novo classification or a PMA. The FDA allows each company to make this determination, but the FDA can review the decision as part of routine compliance audits of the company. If the FDA disagrees with a company’s decision not to seek prior FDA authorization, the FDA may require the company to seek additional 510(k) clearance or pre-market approval. The FDA also can require the company to cease marketing and/or recall the medical device in question until its regulatory status is resolved.

Post-Marketing Compliance Obligations

Regardless of which pre-market pathway a medical device uses to reach the U.S. market, after a device is placed on the market, numerous regulatory requirements continue to apply. These include:

•     the FDA’s Quality System Regulation ("QSR"), which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other good manufacturing practice and quality assurance procedures during all aspects of the manufacturing process (unless a device category is exempt from this requirement by the FDA, such as in the case of many Class I devices);
•     labeling regulations and FDA prohibitions against the promotion of products for uncleared or unapproved uses (known as off-label uses), as well as requirements to provide adequate information on both risks and benefits;
•     medical device reporting regulations, which require that manufacturers report to FDA any event that the company learns of in which a device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;
•     correction and removal reporting regulations, which require that manufacturers report to the FDA field corrections and device recalls or removals if undertaken to reduce a risk to health by the device or to remedy a violation of the U.S. Food Drug and Cosmetic Act caused by the device that may present a risk to health;

APYX MEDICAL CORPORATION
•     post-market surveillance regulations, which apply to Class II or III devices if the FDA has issued a post-market surveillance order and the failure of the device would be reasonably likely to have serious adverse health consequences, the device is expected to have significant use in the pediatric population, the device is intended to be implanted in the human body for more than one year, or the device is intended to be used to support or sustain life and to be used outside a user facility;
•     regular and for-cause inspections by FDA to review a manufacturer’s facility and its compliance with applicable FDA requirements; and
•     the FDA’s recall authority, whereby it can ask, or order, device manufacturers to recall from the market a product that is in violation of applicable laws and regulations.

On March 14, 2022, the FDA posted a Medical Device Safety Communication ("Communication") that warns consumers and health care providers against the use of our Advanced Energy products outside of their FDA-cleared indications for general use in cutting, coagulation, and ablation of soft tissue during open and laparoscopic surgical procedures. We continue to work with the FDA towards securing 510(k) clearance for additional indications. We are in the process of evaluating what effects, if any, the Communication will have on our results of operations, cash flows and financial position.

Medical Device Single Audit Program (MDSAP)

The International Medical Device Regulators Forum (IMDRF) recognized that a global approach to auditing and monitoring the manufacturing of medical devices could improve their safety and oversight on an international scale. The IMDRF established a work group that developed specific documents to advance a Medical Device Single Audit Program (MDSAP). The Medical Device Single Audit Program allowed MDSAP recognized Auditing Organizations to conduct a single regulatory audit of a medical device manufacturer to satisfy the relevant requirements of the regulatory authorities participating in the program. Based on its evaluation of the MDSAP Final Pilot Report, the MDSAP Regulatory Authority Council (the international MDSAP governing body) determined that the MDSAP Pilot had satisfactorily demonstrated the viability of the Medical Device Single Audit Program. In October, 2021, we underwent a successful annual MDSAP audit our registrar GMED SAS. There were no observations related to safety or efficacy of our products noted during this MDSAP audit. The FDA accepts MDSAP audit reports as a substitute for routine Agency inspections.

OEM Segment

Overview

We leverage our expertise in the design, development and manufacturing of electrosurgical equipment by producing generators and related accessories for large, well-known medical device manufacturers through original equipment manufacturing ("OEM") agreements, as well as start-up companies with the need for our energy-based designs. In connection with the Asset Purchase Agreement with Symmetry Surgical in 2018, we entered into a Manufacturing and Supply Agreement for a ten-year term, whereby we will manufacture certain products and sell to them at agreed upon prices. Revenue, costs and expenses resulting from this agreement are reported in our Consolidated Statements of Operations as a component of income or loss from operations of our OEM reporting segment.

APYX MEDICAL CORPORATION
ITEM 1A. Risk Factors

In addition to risks and uncertainties in the ordinary course of business, important risk factors that may affect us are discussed below. Additional risks not presently known to us, or that we currently believe are immaterial, may also significantly impact or impair our business operations.

Regulatory Compliance Risk

Product Approval and Monitoring

Most countries where we sell medical devices subject our technologies to their own approval and other regulatory requirements regarding performance, safety, and quality. The global regulatory environment is increasingly unpredictable and stringent. Countries that did not have regulatory requirements for medical devices have established such requirements in recent years, and other countries have expanded, or plan to expand, their existing regulations. While there are efforts at some harmonization of global regulations, requirements continue to differ significantly among countries. We expect that as this global regulatory environment continues to evolve, it could impact the cost, the time needed to approve, and ultimately, our ability to maintain existing approvals or obtain future approvals for our products. Regulations of the U.S. FDA and other regulatory agencies in and outside the U.S. impose significant compliance and monitoring obligations on our business.

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

We rely on regular interaction and guidance from the FDA and other regional/country regulatory authorities/agencies to plan research and development activities across all stages. Due to the COVID-19 pandemic, the FDA and worldwide regulatory authorities have a great deal of resources dedicated to COVID-19 related matters, resulting in disruption in their ability to fully support the regulatory clearance/approval processes. As resources continue to be diverted, regulatory clearances/approvals may continue to be delayed, until the pandemic is under control. Therefore, delays with approvals, clearances, inspections, and meetings that are currently being experienced may continue for the foreseeable future. Postponement of these interactions could delay us from bringing new products to market.

We are subject to costly and complex laws and governmental regulations and any adverse regulatory action may materially adversely affect our financial condition and business operations.

As a part of the regulatory process for obtaining marketing clearance or approval for new products and new indications for existing products, we conduct and participate in numerous clinical trials with a variety of study designs, patient populations, and trial endpoints. Unfavorable or inconsistent clinical data from existing or future clinical trials, or the market’s or FDA’s perception of these clinical data, may adversely impact our ability to obtain product approvals, our position in, and share of, the markets in which we participate. We cannot guarantee that we will be able to obtain or maintain marketing clearance for our new products or enhancements or modifications to existing products, and the failure to maintain approvals or obtain approval or clearance could have a material adverse effect on our business, results of operations, financial condition and cash flows. Even if we are able to obtain approval or clearance, it may:

•take a significant amount of time;
•require the expenditure of considerable resources;
•involve rigorous clinical and pre-clinical testing, as well as increased post-market surveillance;
•involve modifications, repairs, corrections, or replacements of our products; and
•limit the proposed intended uses of our products.

APYX MEDICAL CORPORATION
On March 14, 2022, the FDA posted a Communication that warns consumers and health care providers against the use of our Advanced Energy products outside of their FDA-cleared indications for general use in cutting, coagulation, and ablation of soft tissue during open and laparoscopic surgical procedures. We continue to work with the FDA towards securing 510(k) clearance for additional indications. We are in the process of evaluating what effects, if any, the Communication will have on our results of operations, cash flows and financial position.

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

If the FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical products are ineffective or pose an unreasonable health risk, they could ban such medical products, determine that our products are adulterated or misbranded, order a recall, repair, replacement, correction, or refund of such products, refuse to grant pending pre-market clearances or approvals, refuse to issue export certificates for foreign governments, or require us to notify health professionals and others that the devices present unreasonable risks of substantial harm to the public health.

The FDA and other non-U.S. government agencies may also assess civil or criminal penalties against us, our officers or employees and impose operating restrictions on a company-wide basis. The FDA may also recommend prosecution to the U.S. Department of Justice. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively marketing and selling our products and limit our ability to obtain future pre-market clearances or approvals, and could result in a substantial modification to our business practices and operations. These potential consequences, as well as any adverse outcome from government investigations, could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

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

In the EU, a single regulatory approval process exists, and conformity with the legal requirements is represented by the CE Mark. To obtain a CE Mark, defined products must meet minimum standards of performance, safety, and quality (i.e., the essential requirements), and then, according to their classification, comply with one or more of a selection of conformity assessment routes. The competent authorities of the EU countries separately regulate the clinical research for medical devices and the market surveillance of products once they are placed on the market. A new Regulation (EU) 2017/745 on medical devices, or "EU MDR", came into effect in May 2017, which imposes significant additional premarket and postmarket requirements.

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

Outside of the EU, regulations vary significantly from country to country and are becoming increasingly stringent and country specific. Territories and countries around the world continue to develop their own unique regulatory requirements, and these individual governments are passing laws that enforce these new regulations, including imposing fees, to register products in their country. The time and effort required to obtain approval to market products may be longer or shorter than that required in the U.S. or the EU. Certain European countries outside of the EU, and other countries around the world do not recognize the CE mark certification or FDA clearance/approval and have their own regulatory requirements to register and sell products in these territories.

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

APYX MEDICAL CORPORATION
U.K. Bribery Act of 2010, or the Bribery Act, prohibits both domestic and international bribery, as well as bribery across both private and public sectors.

We have implemented policies and procedures designed to ensure compliance by our directors, officers, employees, representatives, consultants and agents with the FCPA, OFAC restrictions, the Bribery Act and other export control, anti-corruption, anti-money-laundering and anti-terrorism laws and regulations, and require training of our employees, management team and our global distributors on an annual basis. However, there can be no assurance that our policies and procedures are or will be sufficient to prevent violations from occurring. Violations of the FCPA, OFAC restrictions, the Bribery Act or other export control, anti-corruption, anti-money laundering and anti-terrorism laws or regulations may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could have a material adverse effect on our reputation, financial condition, and results of operations.

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

Our research and development activities are an essential component of our efforts to develop new and innovative products for introduction in the marketplace. New and improved products play a critical role in our sales growth. We continue to place emphasis on the development of proprietary products, such as our Renuvion®/J-Plasma® technology, and product improvements to complement and expand our existing product lines. We maintain close working relationships with physicians and medical personnel in hospitals and universities who assist in product research and areas of development.

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

The amount expended by us on research and development of our products for the years ended December 31, 2021 and 2020, totaled approximately $4.3 million and $3.9 million, respectively. We have invested substantial resources in the development and marketing of our Advanced Energy product technologies but have not incurred any direct costs relating to environmental regulations or requirements. For 2022, we expect to invest approximately 7% to 10% of revenue for research and development activities.

Even if we are successful in developing new, or enhancing our existing products, there are various circumstances that could prevent their successful commercialization.

Our ability to successfully commercialize our products will depend on a number of factors, any of which could delay or prevent commercialization, including:

•our inability to obtain the necessary regulatory clearances or approvals for expanded indications, new products, or

APYX MEDICAL CORPORATION
product modifications;
•our inability to demonstrate, if required, the safety and efficacy of new products with data from preclinical studies and clinical trials;
•if our product is determined to be ineffective or unsafe following approval, and is removed from the market or we are required to perform additional research and development to further prove the safety and effectiveness of the product before re-entry into the market;
•if the regulatory approvals/clearances of our new products are delayed or denied, or we are required to conduct further research and development of our products prior to receiving regulatory approval;
•our inability to build and maintain a sales and marketing group to successfully launch and sell our new products;
•if we experience sudden or extreme volatility in commodity prices and availability, including supply chain disruptions;
•if we are required to allocate available funds to litigation matters;
•if the needs of our physicians or their patients are not sufficiently met;
•if we are unable to manufacture the quantity of products needed, in accordance with quality manufacturing standards, to meet market demand;
•competition from other products or technologies prevents or reduces market acceptance of our products;
•if we do not have, and cannot obtain, the intellectual property rights needed to manufacture or market our products without infringing on another company’s patents; or
•if we are unsuccessful in defending against patent infringement, or other intellectual property rights claims, that could be brought against us, our products or technologies;

The failure to successfully commercialize our products will have a material and adverse effect on the future growth of our business, financial condition and results of operations.

If we are unable to protect our patents or other proprietary rights, or if we infringe on the patents or other proprietary rights of others, our competitiveness and business prospects may be materially damaged.

We have been issued 44 patents in the United States and 25 foreign patents. We have 14 pending patent applications in the United States and 51 pending foreign applications. Our intellectual property portfolio for our J-Plasma®/Renuvion® products continues to grow on an annual basis. We intend to continue to seek legal protection, primarily through patents, for our proprietary technology. Seeking patent protection is a lengthy and costly process and there can be no assurance that patents will be issued from any pending applications, or that any claims allowed from existing or pending patents will be sufficiently broad or strong to protect our proprietary technology. There is also no guarantee that any patents we hold will not be challenged, invalidated or circumvented, or that the patent rights granted will provide competitive advantages to us. Our competitors have developed, and may continue to develop and obtain, patents for technologies that are similar or superior to our technologies. In addition, the laws of foreign jurisdictions in which we develop, manufacture or sell our products may not protect our intellectual property rights to the same extent as the laws of the United States.

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

APYX MEDICAL CORPORATION
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

COVID-19 continues to exist both in the U.S. and globally, and related government and private sector responsive actions may continue to adversely affect our business operations. It is impossible to predict the effect and ultimate impact of the COVID-19 pandemic, and its related variants, as the situation continues to evolve.

Future significant reductions in business-related activities could result in further loss of sales and profits, as well as other material adverse effects. The extent of the impact of COVID-19 worldwide on our business, financial results, liquidity and cash flows will depend largely on future developments, including new information that may emerge concerning the severity and action taken to contain or prevent further spread and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted.

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

We are involved in a number of legal actions relating to the use of our technology. The outcomes of these legal actions are not within our complete control and may not be known for prolonged periods of time. In the opinion of management, the Company has meritorious defenses, and such claims are adequately covered by insurance, or are not expected, individually or in the aggregate, to result in a material, adverse effect on our financial condition, results of operations and cash flows. However, in the event that damages exceed the aggregate coverage limits of our policy, or if our insurance carriers disclaim coverage, or if we are unable to obtain coverage on commercially reasonable terms, we believe it is possible that costs associated with these claims could have a material adverse impact on our consolidated financial position, results of operations and cash flows (see below ITEM 3: Legal Proceedings).

We rely on certain suppliers, subcontractors, and manufacturers for raw materials and other products and are vulnerable to fluctuations in the availability and price of such products and services.

Fluctuations in the price, availability and quality of the raw materials (including plastics and other petroleum-based materials, along with semi-conductors and precious metals) and subcontracting services we use in our manufacturing could have a negative effect on our cost of sales and our ability to meet the demands of our customers. Inability to meet the demands of our customers could result in the loss of future sales.

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

APYX MEDICAL CORPORATION
Our manufacturing facilities are located in Clearwater, Florida and Sofia, Bulgaria and could be affected due to multiple weather risks, including risks to our Florida facility from hurricanes and similar phenomena.

Our manufacturing facilities are located in Clearwater, Florida and Sofia, Bulgaria and could be affected by multiple weather risks, most notably hurricanes in Clearwater, Florida. Although we carry property and casualty insurance and business interruption insurance, future possible disruptions of operations or damage to property, plant and equipment due to hurricanes or other weather risks could result in impaired production and affect our ability to meet our commitments to our customers and impair important business relationships, the loss of which could adversely affect our operations and profitability. We do, however, maintain a backup power source at our Clearwater facility, are working to establish deeper redundancies between both facilities, and have a disaster recovery plan in place to help mitigate this risk.

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

We have invested and continue to invest, substantial resources to develop and monetize our Renuvion® technology into the cosmetic surgery market. We believe we must continue to develop new applications for our products and obtain new indications for use in order to stay competitive. If we are unable to gain acceptance of our technology in the marketplace, or obtain new indications for use, our business and results of operations and cash flows may be materially and adversely affected.

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

As of December 31, 2021, our outstanding stock options to our employees, officers, directors and consultants amounted to 5,397,691 shares of our common stock, representing approximately 15.7% of our outstanding common stock.

The exercise of some or all of our stock options will dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion or exercise could adversely affect prevailing market prices of our common stock.

General Risks

We may, in the future, identify deficiencies in controls over financial reporting.

While we have concluded that, as of December 31, 2021, our disclosure and reporting controls were effective as included in Part II, Item 9A, there can be no assurance that future control deficiencies or material weaknesses will not be identified. If we do identify additional material weaknesses in our internal controls over financial reporting in the future, our ability to analyze, record and report financial information free of material misstatements, and to prepare our financial statements within the time periods specified by the rules and forms of the SEC, may likely be adversely affected.

We are at risk of being the victim of a cyber-attack or a security breach that may expose confidential customer, product and Company data or compromise our internal IT infrastructure. This could lead to liabilities resulting from failure to comply with US and foreign data security and privacy regulations and negative impacts to our business operations.

APYX MEDICAL CORPORATION

We store in our computer systems and network various elements of data and information related to our customers, products and company that could be compromised as the result of a cyber-attack or security breach. If an individual or group of individuals, including a Company employee, were to compromise confidential information, or if customer confidential information is inappropriately disclosed due to a security breach of our computer systems, system failures or otherwise, we may face substantial liabilities or incur penalties in connection with any violation of applicable privacy laws or regulations. We also rely heavily on our internal systems, network and data. To date, we have not had any breaches against our systems and network, and we obtain cyber security insurance coverage on an annual basis. However, any future attacks on our IT infrastructure could have a significant impact on our daily manufacturing and customer service functions which could result in a material adverse impact on our financial results, potentially in excess of our current coverage limits.

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

Apyx Bulgaria EOOD leases approximately 25,000 square feet of office, warehousing and manufacturing facilities located in Sofia, Bulgaria.

ITEM 3. Legal Proceedings

See Note 17 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

APYX MEDICAL CORPORATION

ITEM 4. Mine Safety Disclosures

Not Applicable.

APYX MEDICAL CORPORATION
PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock currently is traded on the NASDAQ Stock Market LLC. As of March 15, 2022, we had approximately 600 stockholders of record. Since many stockholders choose to hold their shares under the name of their brokerage firm, we estimate that the actual number of stockholders was over 3,500 stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	5,337,691	$5.97	3,130,915
Equity compensation plans not approved by security holders (1)	60,000	$4.18	—
Total	5,397,691	$5.95	3,130,915
(1) Represents inducement grants for new hires

Dividend Policy

We have never declared or paid any cash dividends on our common stock and we currently do not anticipate paying cash dividends in the foreseeable future. We currently expect to retain any future earnings to fund the operation and expansion of our business.

APYX MEDICAL CORPORATION
Five Year Performance Graph

The following line graph compares the cumulative total return of our common shares with the cumulative total return of the Russell 2000 Stock Index and the Russell 3000 Stock Index. The line graph assumes, in each case, an initial investment of $100 on December 31, 2017, based on the market prices at the end of each fiscal year through and including December 31, 2021, and reinvestment of dividends.

600
500
400
300
200
100
0
2017
2018
2019
2020
2021
Apyx Medical Corporation
Russell 2000 Index
Russell 3000 Index

	December 31,
	2017	2018	2019	2020	2021
Apyx Medical Corporation	100.00	249.23	325.38	276.92	493.07
Russell 2000 Index	100.00	87.82	108.65	128.6	146.21
Russell 3000 Index	100.00	93.01	119.55	141.38	176.15

APYX MEDICAL CORPORATION
ITEM 6. Reserved

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

Executive Level Overview

We are an advanced energy technology company with a passion for elevating people’s lives through innovative products in the cosmetic and surgical markets. Known for our innovative Helium Plasma Technology, Apyx is solely focused on bringing transformative solutions to physicians and their patients. Our Helium Plasma Technology is marketed and sold as Renuvion® in the cosmetic surgery market and J-Plasma® in the hospital surgical market. Renuvion® offers plastic surgeons, fascial plastic surgeons and cosmetic physicians a unique ability to provide controlled heat to tissue to achieve their desired results. We also leverage our deep expertise and decades of experience in unique waveforms through OEM agreements with other medical device manufacturers.

On March 14, 2022, the FDA posted a Communication that warns consumers and health care providers against the use of our Advanced Energy products outside of their FDA-cleared indications for general use in cutting, coagulation, and ablation of soft tissue during open and laparoscopic surgical procedures. We continue to work with the FDA towards securing 510(k) clearance for additional indications. We are in the process of evaluating what effects, if any, the Communication will have on our results of operations, cash flows and financial position.

Impact of COVID-19, Supply Chain Disruptions and Other Matters

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2020 ("2020 Form 10-K"), an outbreak of a novel strain of the coronavirus, COVID-19, was identified in China and subsequently recognized as a pandemic by the World Health Organization. The impact of the COVID-19 outbreak has subsided substantially in the U.S. but continues to result in reduced activity levels outside of the U.S., such as continued restrictions on travel and business operations and advising or requiring individuals to limit or forego their time outside of their homes or places of business.

Throughout 2021, while our revenues were affected by the continued impacts of the COVID-19 pandemic and its related variants, we saw increased utilization of our Renuvion® handpieces from existing customers in both the U.S. and outside of the U.S., along with improved demand for capital equipment domestically.

International demand trends for generator adoption are improving but remain in the earlier stages of recovery. Although the timing of a return to a fully normalized environment remains uncertain, we are cautiously optimistic with respect to the continued recovery of the global cosmetic and plastic surgery markets.

In response to the global supply chain instability and inflationary cost increases, we continue to take action to minimize, as much as possible, any potential adverse impacts by working closely with our suppliers to closely monitor the availability of raw material components (i.e., semiconductors and plastics), lead times, and freight carrier availability. We expect global supply chain instability will continue to have an impact on our business, but to date that has not been material to our financial performance. The consequences of the pandemic, global supply chain instability and inflationary cost increases and their adverse impact to the global economy, continue to evolve. Accordingly, the significance of the future impact to our business and financial statements remains subject to significant uncertainty.

Since the onset of the COVID-19 pandemic, we have taken action in these key areas:

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
•Maintaining Engagement of Our Sales Team and Customers: In addition to engaging with existing customers via virtual methods, our reps also continued to target and reach out to prospective customers, and outside the U.S., we continued to monitor the activities of our distributor partners and helped them navigate the challenges they faced as a result of the slower demand they have seen in their respective countries.
•Operating Expenses: We continued to manage spending, including reducing some discretionary spending, and re-prioritizing certain R&D projects and clinical research studies.
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

During 2021, we hosted over 15 Physician Mentor Programs, or “PMPs,” and our efforts to expand our presence and educational programming at industry conferences and trade shows proceeded as expected. In April 2021 we hosted our first virtual Users’ Meeting and had over 300 people in attendance. This program consisted of presentations from key Renuvion® users around the world on various applications for the product. All of the content was recorded and made available on our website portal for reference by all of our users around the world.

Our virtual educational events have also included case studies to illustrate how our leading clinician customers have adopted Renuvion®, their strategies for marketing and selling to new patients, and their thoughts on pricing and return on investment. We also engaged with clinician customers outside the U.S. including hosting multiple continuing education training sessions on Renuvion® with our current international distributors and conducting multiple calls with groups of international prospects interested in learning about our Renuvion® technology.

During 2021, we continued to drive sales in our Advanced Energy business by increasing the adoption and utilization of our handpieces in the U.S. cosmetic surgery market and fulfilling demand from distributors in our international markets. Management estimates that our products have been sold in more than 60 countries. As of December 31, 2021, we had a direct sales force of 31 field-based selling professionals and utilized 2 independent sales agencies. We also had 5 sales managers. This selling organization is focused on the use of Renuvion® in the cosmetic surgery market, supported by our global medical affairs team. This global team of clinical support specialists focuses on supporting our users to ensure optimal outcomes for their patients. In addition, we have invested in training programs and marketing-related activities to support accelerated adoption of Renuvion® into physicians' practices.

We believe that our continued investment and focus on the following strategic initiatives in 2021 and beyond will position the Company for long-term growth in the cosmetic surgery market:

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

Results of Operations

Sales

	Year Ended December 31,
(In thousands)	2021	2020	Change
Sales by Reportable Segment
Advanced Energy	$42,985	$22,214	93.5%
OEM	5,532	5,497	0.6%
Total	$48,517	$27,711	75.1%

Sales by Domestic and International
Domestic	$32,980	$18,812	75.3%
International	15,537	8,899	74.6%
Total	$48,517	$27,711	75.1%

Total revenue increased by 75.1% or approximately $20.8 million for the year ended December 31, 2021 when compared with 2020. Advanced Energy segment sales increased 93.5% or approximately $20.8 million for the year ended December 31, 2021 when compared with 2020. During 2021, we experienced increased global utilization based demand for our handpieces and adoption of our generator technology despite the continued headwinds of the COVID-19 pandemic in certain geographic regions outside of the U.S., while overall 2020 demand was more severely impacted on a global basis.

The OEM product line consists of proprietary products designed specifically for third party equipment manufacturers. Revenue for this product line increased 0.6% when compared to 2020.

International sales represented approximately 32.0% and 32.1% of total revenues for the years ended December 31, 2021 and 2020, respectively. Management estimates our products have been sold in more than 60 countries through local dealers coordinated by sales and marketing personnel through our facilities in Clearwater, Florida and Sofia, Bulgaria.

Gross Profit

	Year Ended December 31,
(In thousands)	2021	2020	Change
Cost of sales	$14,916	$10,207	46.1%
Percentage of sales	30.7%	36.8%

Gross profit	$33,601	$17,504	92.0%
Percentage of sales	69.3%	63.2%

Our gross profit margin as a percentage of sales increased by 6.1% during the year ended December 31, 2021 compared with 2020. The increase in gross profit margin from the prior year is primarily attributable to sales mix between our two segments, with our Advanced Energy segment comprising a higher percentage of total sales, as well as product mix within our Advanced Energy segment. Our continued manufacturing efficiency initiatives and the introduction of newer product models have continued to result in improved margins as we obtain registration, allowing these products to be introduced into the markets we serve. Additionally, the strong sales during the year resulted in reduced product costs as our fixed costs were spread across higher production volumes. This manufacturing efficiency was partially offset by higher inbound shipping costs, as we needed to expedite the sourcing of key component raw material inventories and experienced higher market rates for these services.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

The prior year margins were also hindered as we reassessed our forecasted product mix due to COVID-19, increased availability of our newer handpiece designs, and earlier than expected completion of product registrations in certain international markets. As a result, certain products were reduced to a lower carrying value, and some components were also written off as it was determined to cease further production on these models. This resulted in a decrease in gross profit of approximately $0.3 million during the prior year.

Other Costs and Expenses

Research and development

	Year Ended December 31,
(In thousands)	2021	2020	Change
Research and development	$4,321	$3,920	10.2%
Percentage of sales	8.9%	14.1%

Our expenditures for research and development related activities increased by 10.2% or approximately $0.4 million for the year ended December 31, 2021, compared with 2020. This increase was primarily due to increases in payroll and related benefits of R&D personnel ($0.2 million) and continued spending on our two investigational device exemption (IDE) clinical studies and other research and development projects ($0.2 million).

Professional services

	Year Ended December 31,
(In thousands)	2021	2020	Change
Professional services	$7,589	$7,350	3.3%
Percentage of sales	15.6%	26.5%

Professional services expenses increased 3.3% for the year ended December 31, 2021, compared with 2020. This increase was primarily due to increases in physician consulting expense associated with the increased sales activity in 2021 ($0.3 million), professional services for continued consulting expense associated with our implementation of SAP ($0.2 million), employee acquisition fees as the labor market has been highly competitive ($0.2 million) and Board of Directors option expense ($0.1 million). The increases were partially offset by a decrease in accounting and auditing fees ($0.6 million). In the prior year, we incurred significant fees related to our change in independent auditors and the associated reaudit of the 2019 financial statements.

Salaries and related costs

	Year Ended December 31,
(In thousands)	2021	2020	Change
Salaries and related costs	$17,522	$14,630	19.8%
Percentage of sales	36.1%	52.8%

During 2021, salaries and related expenses increased 19.8% or approximately $2.9 million compared to 2020. The increase was primarily driven by increases in bonus expense ($1.2 million), higher headcount ($0.6 million), higher compensation and benefits ($0.5 million), stock compensation expense ($0.4 million) and temporary labor ($0.2 million) as compared to 2020.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Selling, general and administrative expenses

	Year Ended December 31,
(In thousands)	2021	2020	Change
Selling, general and administrative	$18,617	$11,687	59.3%
Percentage of sales	38.4%	42.2%

Selling, general and administrative expense increased by 59.3% or approximately $6.9 million for the year ended December 31, 2021, compared with 2020. The change is primarily related to higher commissions on Advanced Energy sales ($4.0 million), travel and entertainment expense ($0.8 million), advertising expense, including trade show fees and related costs ($0.5 million), insurance expense associated with higher premiums and increased claims activity ($0.6 million), higher credit card processing fees ($0.3 million), OEM product recall costs ($0.2 million), higher employee training and meeting expenses ($0.2 million), increased Board of Directors compensation including compensation to an additional member ($0.1 million), higher computer supplies and related technology expenses ($0.1 million) and increased office supplies ($0.1 million). These increases were partially offset by lower bad debt expenses ($0.1 million).

Interest Income

	Year Ended December 31,
(In thousands)	2021	2020	Change
Interest income	$11	$241	(95.4)%
Percentage of sales	—%	0.9%

Interest income decreased 95.4% for the year ended December 31, 2021 as compared with the prior year. This decrease is due to a lower yield, as well as a lower average balance, on our investments in money market funds and U.S. Treasury securities included in cash and cash equivalents.

Other (Loss) Income, net

	Year Ended December 31,
(In thousands)	2021	2020	Change
Other (losses) income, net	$(373)	$479	(177.9)%
Percentage of sales	(0.8)%	1.7%

Other (losses) income, net decreased 177.9% for the year ended December 31, 2021 as compared with the prior year. This decrease is primarily due to the receipt of refunds in the first quarter 2020 on tariffs paid in 2019 ($0.3 million), severance expense for employees of the former Core business segment ($0.2 million), anticipated Core business segment inventory losses at the conclusion of our supply agreement with Symmetry Surgical ($0.2 million), and reduced volume under the supply agreement to cover other business expenses associated with the Core business segment ($0.1 million).

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Income Taxes

The income tax expense was approximately $0.4 million, with an effective tax rate of (2.6)%, for the year ended December 31, 2021 as compared to an income tax benefit of approximately $7.5 million, with an effective tax rate of 38.7%, for the year ended December 31, 2020. For the year ended December 31, 2021, the effective tax rate differs from the statutory rate primarily due to the valuation allowance on our Federal and State net operating losses (NOLs) for 2021. For the year ended December 31, 2020, the effective tax rate differs from the statutory rate primarily due to the release of the valuation allowance on our Federal NOL from 2019 as a result of the CARES Act, partially offset by a valuation allowance on our State NOL for 2020.

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

Liquidity and Capital Resources

At December 31, 2021, we had approximately $30.9 million in cash and cash equivalents as compared to approximately $41.9 in cash and cash equivalents at December 31, 2020. Our working capital at December 31, 2021 was approximately $47.5 million compared with $56.9 million at December 31, 2020. The decrease in working capital at December 31, 2021 was primarily due to the net loss incurred by the Company in 2021, excluding non-cash activity, comprised primarily of stock-based compensation expense.

For the year ended December 31, 2021, net cash used in operating activities was approximately $10.4 million, which principally funded our loss from operations of $14.4 million, compared with net cash used in operating activities of approximately $16.1 million in 2020. We believe that we have adequate cash to support our operations for the next twelve to eighteen months.

Net cash used in investing activities for the years ended December 31, 2021 and 2020, were $0.7 million and $0.6 million, respectively, related to purchases of property and equipment.

At December 31, 2021, we had purchase commitments for inventories totaling approximately $4.9 million, all of which is expected to be purchased by the end of 2022.

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

As a result of historical losses and our expectation to continue to generate losses in the near future, we recorded a valuation allowance on our net deferred tax assets. Exclusive of the carryback provisions of the CARES Act and the associated income tax benefit recognized in 2020, we do not anticipate recording an income tax benefit related to our deferred tax assets. We will reassess the realization of deferred tax assets each reporting period and will be able to reduce the valuation allowance to the extent our results of operations improve, and it becomes more likely than not that the deferred tax assets will be realized. As Management has not fully determined the timing of when it will generate taxable income in the U.S., we continued to record a valuation allowance on the net deferred tax assets balance as of December 31, 2021.

We assess the financial statement impact of an uncertain tax position taken or expected to be taken on an income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained.

Inflation

The consequences of the pandemic, global supply chain instability and inflationary cost increases and their adverse impact to the global economy, continue to evolve. Accordingly, the significance of the future impact to our business and financial statements remains subject to significant uncertainty. Inflation has not, to date, materially impacted our operations or financial performance. However, as these trends continue for raw materials, freight, and labor costs, our future financial performance could be adversely impacted.

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

APYX MEDICAL CORPORATION
ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Apyx Medical Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Apyx Medical Corporation and its subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Orlando, Florida
March 17, 2022

APYX MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$30,870	$41,915
Trade accounts receivable, net of allowance of $430 and $300	13,038	8,399
Income tax receivables	7,642	7,654
Other receivables	483	1,275
Inventories, net of provision for obsolescence of $263 and $388	6,778	4,051
Prepaid expenses and other current assets	1,926	2,795
Total current assets	60,737	66,089
Property and equipment, net	6,575	6,541
Operating lease right-of-use assets	121	237
Finance lease right-of-use assets	178	437
Other assets	1,110	807
Total assets	$68,721	$74,111

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,631	$1,511
Accrued expenses and other current liabilities	10,287	7,278
Current portion of operating lease liabilities	122	126
Current portion of finance lease liabilities	165	238
Total current liabilities	13,205	9,153
Long-term operating lease liabilities	—	129
Long-term finance lease liabilities	18	183
Long-term contract liabilities	1,323	621
Other liabilities	166	166
Total liabilities	14,712	10,252
COMMITMENTS AND CONTINGENCIES (NOTE 17)
EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized; 34,409,912 issued and outstanding as of December 31, 2021, and 34,289,222 issued and outstanding as of December 31, 2020	34	34
Additional paid-in capital	66,221	61,066
(Accumulated deficit) retained earnings	(12,551)	2,621
Total stockholders' equity	53,704	63,721
Non-controlling interest	305	138
Total equity	54,009	63,859
Total liabilities and equity	$68,721	$74,111

The accompanying notes are an integral part of the consolidated financial statements.

APYX MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2021	2020
Sales	$48,517	$27,711
Cost of sales	14,916	10,207
Gross profit	33,601	17,504
Other costs and expenses:
Research and development	4,321	3,920
Professional services	7,589	7,350
Salaries and related costs	17,522	14,630
Selling, general and administrative	18,617	11,687
Total other costs and expenses	48,049	37,587
Loss from operations	(14,448)	(20,083)
Interest income	11	241
Interest expense	(10)	(46)
Other (losses) income, net	(373)	479
Total other (loss) income, net	(372)	674
Loss from operations before income taxes	(14,820)	(19,409)
Income tax expense (benefit)	380	(7,503)
Net loss	(15,200)	(11,906)
Net loss attributable to non-controlling interest	(28)	(10)
Net loss attributable to stockholders	$(15,172)	$(11,896)

Loss per share - basic and diluted	$(0.44)	$(0.35)

Weighted average number of shares outstanding - basic and diluted	34,332	34,212

The accompanying notes are an integral part of the consolidated financial statements.

APYX MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Non-controlling interest
	Shares	Par Value				Total Equity
Balance at December 31, 2019	34,170	$34	$56,708	$14,517	$—	$71,259
Contributions from non-controlling interest	—	—	—	—	148	148
Shares issued on stock options exercises for cash	27	—	148	—	—	148
Stock based compensation	—	—	4,210	—	—	4,210
Shares issued on net settlement of stock options	47	—	—	—	—	—
Vested restricted stock issued	45	—	—	—	—	—
Net loss	—	—	—	(11,896)	(10)	(11,906)
Balance at December 31, 2020	34,289	$34	$61,066	$2,621	$138	$63,859
Contributions from non-controlling interest	—	—	—	—	195	195
Shares issued on stock options exercises for cash	13	—	67	—	—	67
Stock based compensation	—	$—	$5,088	$—	$—	$5,088
Shares issued on net settlement of stock options	108	—	—	—	—	—
Net loss	—	—	—	(15,172)	(28)	(15,200)
Balance at December 31, 2021	34,410	$34	$66,221	$(12,551)	$305	$54,009

The accompanying notes are an integral part of the consolidated financial statements.

APYX MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(15,200)	$(11,906)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	903	887
Provision for inventory obsolescence	109	506
Provision for product warranties	318	215
Loss on disposal of property and equipment	48	13
Stock based compensation	5,088	4,210
Provision for allowance for doubtful accounts	128	262
Changes in current assets and liabilities:
Trade receivables	(4,901)	(558)
Income tax receivables	12	(7,228)
Prepaid expenses and other assets	1,355	(27)
Inventories	(2,859)	615
Accounts payable	1,154	(965)
Accrued expenses and other liabilities	3,396	(2,090)
Net cash used in operating activities	(10,449)	(16,066)
Cash flows from investing activities
Purchases of property and equipment	(723)	(581)
Net cash used in investing activities	(723)	(581)
Cash flows from financing activities
Proceeds from stock option exercises	67	148
Repayment of related party note payable	—	(140)
Repayment of finance lease liabilities	(238)	(229)
Contributions from non-controlling interests	195	148
Net cash provided by (used in) financing activities	24	(73)
Effect of exchange rates on cash	103	(177)
Net change in cash and cash equivalents	(11,045)	(16,897)
Cash and cash equivalents, beginning of year	41,915	58,812
Cash and cash equivalents, end of year	$30,870	$41,915

Cash paid for:
Interest expense	$10	$46
Income taxes	111	82

Non cash operating and investing activities:
Transfer of right-of-use assets to property and equipment on exercise of purchase option	$43	$—
Transfer of inventory to property and equipment	—	23

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

The Company is an advanced energy technology company with a passion for elevating people’s lives through innovative products in the cosmetic and surgical markets. Known for its innovative Helium Plasma Technology, Apyx is solely focused on bringing transformative solutions to physicians and their patients. Its Helium Plasma Technology is marketed and sold as Renuvion® in the cosmetic surgery market and J-Plasma® in the hospital surgical market. Renuvion® offers plastic surgeons, fascial plastic surgeons and cosmetic physicians a unique ability to provide controlled heat to tissue to achieve their desired results. The Company also leverages its deep expertise and decades of experience in unique waveforms through OEM agreements with other medical device manufacturers.

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

Cash and Cash Equivalents

Holdings of highly liquid investments with original maturities of three months or less from the date of purchase are considered to be cash equivalents. As of December 31, 2021 and 2020, all of the Company’s investments are in money market funds or in Treasury Bills with original maturities of three months or less and are included in cash and cash equivalents.

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

Trade Accounts Receivable and Allowance for Doubtful Accounts

The Company's standard credit terms for billings range from net 30 days to net 120 days, depending on the customer agreement. Accounts receivable are determined to be past due if payments are not made in accordance with such agreements and an allowance is generally recorded for accounts that become three months past due, or sooner if there are other indicators that the receivables may not be recovered. Customary collection efforts are initiated, and receivables are written off when the Company determines they are not collectible and abandons these collection efforts.

The Company evaluates the allowance for doubtful accounts on a regular basis for adequacy based upon its periodic review of the collectability of the receivables in light of historical experience, adverse situations that may affect its customers’ ability to pay and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Management believes that the allowances for doubtful accounts of approximately $0.4 million and $0.3 million at December 31, 2021 and 2020, respectively, are adequate to provide for probable bad debts.

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

Valuation of Long-Lived Assets

The Company reviews long-lived assets for recoverability if events or changes in circumstances indicate that the assets may have been impaired. This circumstance exists when the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from its use and eventual disposition. In those cases, an impairment loss is recognized to the extent that the assets’ carrying amount exceeds its fair value. Any impairment losses are not restored in the future if the fair value increases. At December 31, 2021 and 2020, the Company believes the remaining carrying values of its long-lived assets are recoverable.

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

Advertising Costs

Advertising costs are expensed as incurred. The amounts of advertising costs, including trade shows, were approximately $1.3 million and $0.8 million for the years ended December 31, 2021 and 2020, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC Topic 718, Compensation-Stock Compensation. FASB ASC 718 requires recognizing compensation expense for all share-based payment awards made to employees, directors and non-employees based upon the grant date fair value of such awards. It accounts for forfeitures as they occur. The standard covers employee stock options, restricted stock and other equity awards. The Company utilizes a Black-Scholes model to estimate the grant date fair value of stock option awards. For employee and director awards, compensation expense is recognized on a straight-line basis over the vesting periods. For non-employee awards, compensation expense is recorded for non-forfeitable, fully vested awards at the grant date. For other awards granted to non-employees, compensation cost is recognized as services are provided, which approximates a straight-line basis over the vesting period.

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

Earnings (Loss) Per Share

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

Income Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in FASB ASC Topic 740, Income Taxes. Under the liability method, deferred taxes are determined based on temporary differences between the financial statement and

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
tax bases of assets and liabilities using tax rates expected to be in effect during the years in which the deferred taxes reverse. The Company accounts for interest and penalties on income taxes as income tax expense. A valuation allowances is recorded when it is more likely than not that a tax benefit will not be realized. In determining the need for valuation allowances the Company considers projected future taxable income, the timing of reversals of temporary differences, and the availability of tax planning strategies. As of December 31, 2021 and 2020, the Company recorded a valuation allowance on the net deferred tax assets.

The Company assesses the realizability of deferred tax assets each reporting period and will be able to reduce the valuation allowance to the extent the financial results of continuing operations improve, and it becomes more likely than not that the deferred tax assets will be realized. As Management has not fully determined the timing of when it will generate taxable income in the U.S., the Company will continue to record a full valuation allowance on the net deferred tax assets as of December 31, 2021. As a result of the CARES Act, during 2020, the Company released the valuation allowance on the Federal NOLs 2019 and 2020 that have been carried back to prior taxable years.

The Company assesses the financial statement impact of an uncertain tax position taken or expected to be taken on an income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained.

Foreign Currency Transactions

The functional currency of Apyx Bulgaria is the U.S. dollar. The monetary assets and liabilities that are denominated in a currency other than U.S. dollar are remeasured into U.S. dollars at the exchange rate on the balance sheet date, while nonmonetary items are remeasured at historical rates. Revenue and expenses are remeasured at weighted average exchange rates during the period. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in selling, general and administrative expenses in the Consolidated Statements of Operations and were not material for the years ended December 31, 2021 and 2020.

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
NOTE 3.     RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). The update changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, contract assets, held-to-maturity debt securities and loans, and requires entities to use a new forward-looking expected loss model that will result in the earlier recognition of allowance for losses. This update, as originally issued, was effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) Effective Dates, which deferred the effective dates of these standards for Smaller Reporting Companies until fiscal years beginning after December 15, 2022. The Company currently expects to continue to qualify as a Smaller Reporting Company, based upon the current SEC definition and, as a result, will be utilizing the deferred elective date. While the Company is in the process of determining the effects of the adoption of the standard on the consolidated financial statements, it does not expect the impact to be material.

No other new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material impact on the Company's consolidated financial statements or disclosures.

NOTE 4.     DISPOSITION OF THE CORE BUSINESS

On August 30, 2018, the Company closed on a definitive asset purchase agreement (the Asset Purchase Agreement) with Specialty Surgical Instrumentation Inc., a Tennessee Corporation and wholly owned subsidiary of Symmetry Surgical Inc. (Symmetry), pursuant to which the Company divested and sold the Company’s electrosurgical Core business segment and related intellectual property, including the Bovie® brand and trademarks, to Symmetry for gross proceeds of $97 million in cash.

In connection with the Asset Purchase Agreement, the Company entered into an Electro Surgical Disposables and Accessories, Cauteries and Other Products Supply Agreement with Symmetry for a four-year term, whereby it will manufacture certain Core products and sell them to Symmetry at agreed upon prices. Any activity resulting from this agreement is netted and reported in the Consolidated Statements of Operations as other income (loss). Core activity for 2021 amounted to $6.5 million with cost of sales equivalents of $5.5 million and other related expenses of $1.5 million for net other loss of $0.4 million. Core activity for 2020 amounted to $9.4 million with cost of sales equivalents of $8.1 million and other related expenses of $0.8 million for net other income of $0.5 million.

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 5.     INTEREST IN JOINT VENTURE INVESTMENT

In 2019, the Company executed a joint venture agreement with its Chinese supplier (China JV) whereby the Company has a 51% interest in the China JV. The agreement required the Company to make capital contributions into the newly formed entity of approximately $357,000, of which approximately $203,000 and $154,000, respectively, were contributed during the years ended December 31, 2021 and 2020. As of the date of these consolidated financial statements, the joint venture has not commenced principal operations.

Changes in the Company’s ownership investment in the China JV were as follows:

	Year Ended December 31,
(In thousands)	2021	2020
Beginning interest in China JV	$144	$—
Contributions	203	154
Net loss attributable to Apyx	(30)	(10)
Ending interest in China JV	$317	$144

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 6.     INVENTORIES

Inventories consisted of the following:

(In thousands)	December 31, 2021	December 31, 2020
Raw materials	$3,603	$2,243
Work in process	1,441	1,109
Finished goods	1,997	1,087
Gross inventories	7,041	4,439
Less: provision for obsolescence	(263)	(388)
Inventories, net	$6,778	$4,051

During 2020, the Company reassessed its forecasted product mix due to COVID-19, increased availability of newer handpiece designs, and improved timing of product registrations in some of our foreign markets. As a result, certain products were reduced to a lower carrying value, and some components were also written down as the Company determined to cease further production on these older models. The total impairment was approximately $0.4 million and is included in cost of sales in the accompanying Consolidated Statement of Operations for 2020. Later in 2020, the Company’s forecasts were revised, and it subsequently utilized a portion of the written down components and approximately $0.1 million of the impairment was recovered through the sale of the corresponding manufactured handpieces. There were no such impairments in 2021.

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
NOTE 7.     PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

(In thousands)	December 31, 2021	December 31, 2020
Land	$1,600	$1,600
Building and improvements	4,429	4,454
Machinery and equipment	2,337	2,113
Furniture and fixtures	306	290
Computer equipment and software	1,535	1,505
Leasehold improvements	171	156
Molds	859	813
Total property, plant and equipment	11,237	10,931
Less: accumulated depreciation and amortization	(5,316)	(4,813)
Property and equipment in service	5,921	6,118
Construction in progress	654	423
Property and equipment, net	$6,575	$6,541

Total depreciation expense was $0.7 million for the years ended December 31, 2021 and 2020. Depreciation expense is included within cost of goods sold and selling, general and administrative expense in the Consolidated Statements of Operations.

NOTE 8.     LEASES

The Company does not recognize leases with terms less than twelve months in duration, or that have variable only payments, in its Consolidated Balance Sheet as right-of-use assets and lease liabilities. The Company has adopted the practical expedient which allows for the Company to not separate lease and non-lease components of contracts. Accordingly, non-lease components are included in the measurement of the Company’s lease liabilities and right-of-use assets. If the Company is aware of the implicit rate in leases, the Company determines the operating lease liability using the implicit rate. For those leases where the Company is not aware of the implicit rate in the lease, the Company utilizes an incremental borrowing rate of 4.00%, which is indicative of its collateralized borrowing rate.

Operating Leases

The Company leases its facility in Sofia, Bulgaria and vehicles in Clearwater, Florida under non-cancelable operating lease agreements. The Company’s lease on the Bulgaria facility includes rent escalation over the term of the lease. Rent expense on the Bulgaria facility lease is accounted for on a straight-line basis over the lease term. These operating leases have terms expiring through December 2022.

Finance Leases

The Company has entered into non-cancelable finance leases for certain computer equipment and a vehicle in Clearwater, Florida. These finance leases have terms expiring through August 2023.

Information about the Company’s lease costs are as follows:

	Year Ended December 31,
Lease costs (in thousands):	2021	2020
Operating lease costs	$134	$124
Finance lease costs:
Amortization of right-of-use assets	216	216
Interest on lease liabilities	12	22
Variable lease costs	12	13
Total lease costs	$374	$375

Cash information related to our leases are as follows:

	Year Ended December 31, 2021		Year Ended December 31, 2020
(in thousands)	Operating	Finance	Operating	Finance
Cash paid for lease liabilities	$135	$228	$110	$251

Information about the Company’s weighted average remaining lease terms and discount rate assumptions are as follows:

	Year Ended December 31, 2021		Year Ended December 31, 2020
	Operating	Finance	Operating	Finance
Weighted average remaining lease term (in years)	1.0	0.8	2.0	1.7
Weighted average discount rate	3.98%	4.00%	4.03%	4.00%

Maturities of lease liabilities as of December 31, 2021 are as follows:

(In thousands)	Operating	Finance
2022	$125	$168
2023	—	18
Total lease payments	125	186
Less imputed interest	(3)	(3)
Present value of lease liabilities	122	183
Less current portion of lease liabilities	(122)	(165)
Long-term portion of lease liabilities	$—	$18

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 9.     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	December 31, 2021	December 31, 2020
Accrued payroll	$546	$808
Accrued bonus	2,117	811
Accrued commissions	1,656	1,001
Accrued product warranties	593	498
Accrued product liability claim insurance deductibles	610	435
Joint and several payroll liability	1,027	1,027
Uncertain tax positions	1,863	1,658
Sales tax payable	428	591
Other accrued expenses and current liabilities	1,447	449
Total accrued expenses and other current liabilities	$10,287	$7,278

NOTE 10.     PRODUCT WARRANTIES

Product warranty activity consisted of the following for the years ended:

(In thousands)	December 31, 2021	December 31, 2020
Beginning balance	$498	$452
Provision for product warranties	318	215
Product warranty costs incurred	(223)	(169)
Accrued product warranties	$593	$498

NOTE 11.     JOINT AND SEVERAL PAYROLL LIABILITY

During 2018 and 2019, the Company improperly calculated and reported the amount of income to certain employees, and did not collect and remit the correct amount of its employees' portion of income and payroll taxes, related to stock option exercises as required by the IRS. Due to IRS statutory requirements, the Company has joint and several liability for the full amount that was not withheld and remitted to the proper taxing authorities. This amount of the liability was approximately $1.0 million at December 31, 2021 and 2020. The Company will be relieved of this liability as the statute of limitations on the liability expires, which the Company expects to occur during April 2022 and April 2023, or once the Company can establish that its employees have in fact paid these obligations.

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 12.    CONTRACT ASSETS AND LIABILITIES

The Company’s contracts with customers may result in the Company having contract assets and liabilities. These contract assets and liabilities arise primarily from OEM development and supply agreements where the development of the goods does not represent a performance obligation on a standalone basis. The Company defers the development fees billed to customers, and the associated costs, and recognizes them as it completes performance obligations on the supply portion of the agreement. Other contract liabilities may be recognized when a customer prepays for goods or services. At December 31, 2021 and 2020, respectively, the Company had recorded approximately $1.9 million and $0.6 million of contract liabilities and $0.5 million and $0.2 million of contract assets related to customer prepayments and the deferral of revenues and expenses under these agreements. At December 31, 2021, $0.5 million of the contract liabilities and $0.1 million of the contract assets are presented as current in the accompanying Consolidated Balance Sheet within accrued expenses and other current liabilities and prepaid expenses and other current assets, respectively. At December 31, 2020, 0 contract assets or liabilities were current in the accompanying Consolidated Balance Sheet. During 2021, the Company did not recognize any significant contract liabilities or contract assets that existed as of December 31, 2020 in sales or cost of sales in the accompanying Consolidated Statement of Operations for the year ended December 31, 2021.

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

	Year Ended December 31,
(in thousands, except per share data)	2021	2020
Numerators:
Net loss attributable to stockholders	$(15,172)	$(11,896)

Weighted average shares outstanding - basic and diluted	34,332	34,212

Loss per share - basic and diluted	$(0.44)	$(0.35)

Anti-dilutive instruments excluded from diluted loss per common share:
Options	5,398	4,939

NOTE 14.     INCOME TAXES

Components of income tax expense (benefit) are as follows:

(In thousands)	December 31, 2021	December 31, 2020
Current:
Federal	$217	$(3,682)
State	54	(120)
Foreign	109	(37)
	380	(3,839)

Release of valuation allowance due to CARES Act	—	(3,664)
	380	(7,503)

Deferred:
Federal	(2,518)	(25)
State	(613)	(1,004)
	(3,131)	(1,029)

Valuation allowance	3,131	1,029

Total income tax expense (benefit)	$380	$(7,503)

Below is a reconciliation of the statutory federal income tax rate to the Company's effective tax rate:

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	Year Ended December 31,
	2021	2020
Federal tax provision	21.0%	21.0%
State taxes (net of federal benefit)	3.8%	5.1%
Valuation allowance	(21.1)%	(5.3)%
Incentive stock compensation expense	(1.8)%	(1.7)%
Section 162(m) compensation	(3.8)%	—%
GILTI	(1.2)%	—%
NOL carryback from CARES Act	—%	18.9%
Other	0.5%	0.7%
Total	(2.6)%	38.7%

Major components of the Company’s deferred tax assets (liabilities) are as follows:

(In thousands)	December 31, 2021	December 31, 2020
Deferred tax assets:
Loss and credit carryforwards	$4,256	$1,888
Stock-based compensation	1,701	1,603
Accrued bonus	555	—
Other	886	745
Total deferred tax assets	7,398	4,236
Valuation allowance	(6,968)	(3,837)
Total deferred tax assets, net of valuation allowance	430	399
Deferred tax liabilities:
Property and equipment	(205)	(278)
Other	(225)	(121)
Total deferred tax liabilities	(430)	(399)
Net deferred tax assets	$—	$—

On March 27, 2020, the U.S. government enacted the CARES Act to provide relief from COVID-19. The CARES Act includes a provision that allows companies to carryback net operating losses (NOL’s) generated in the period 2018 through 2020 to prior years. In conjunction with the disposition of the Core business in 2018, the Company generated a significant amount of taxable income in 2018. Subsequent to this, the Company generated NOLs in 2019 and 2020. For the NOLs generated in 2019, the Company previously recorded a full valuation allowance on the deferred tax assets associated with the NOL due to realization not being probable under then existing tax law. The CARES Act makes these assets realizable and, as of the date of the CARES Act, the Company recognized an income tax benefit of approximately $3.7 million associated with the release of the valuation allowance on its Federal NOL deferred tax asset from 2019. Additionally, using the provisions of the CARES Act, the Company carried back its 2020 Federal NOL of approximately $3.7 million.

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

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
The Company assesses the financial statement impact of an uncertain tax position taken or expected to be taken on an income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained. As of December 31, 2021 and 2020, the Company has recorded a liability of approximately $1.3 million related to uncertain tax positions and accrued approximately $0.6 million and $0.4 million, respectively, of interest and penalties on these positions. All unrecognized tax benefits are expected to be resolved within the next 12 months.

The following is a roll-forward of the Company's total gross unrecognized tax benefits, not including interest and penalties, for the years ended December 31:

(in thousands)	Gross Unrealized Tax Benefits
	2021	2020
Beginning of year balance	$1,313	$1,313
Additions of tax positions related to the current year	—	—
Additions of tax positions related to the prior year	—	—
Decreases for tax positions related to prior year	—	—
End of year balance	$1,313	$1,313

The Company is subject to U.S. federal and state income tax examination. The Company’s 2018 through 2020 U.S. federal income tax returns are subject to examination by the Internal Revenue Service. The Company’s state income tax returns are subject to examination for the 2017 through 2020 tax years.

NOTE 15.     RETIREMENT PLAN

The Company provides a tax-qualified profit-sharing retirement plan under section 401(k) of the Internal Revenue Code for the benefit of eligible employees with an accumulation of funds for retirement on a tax-deferred basis and provides for annual discretionary contribution to individual trust funds.

All employees are eligible to participate upon completing three months of service. The employees may make voluntary contributions to the plan up to the maximum percentage allowed by the Internal Revenue Code. Vesting in employee matching contributions is graded and depends on the years of service. After three years from their date of hire, the employees are 100% vested. The Company makes matching contributions of 50% of the employee contributions up to a total of 3% of participant payroll. Matching contributions made by the Company totaled approximately $0.4 million and $0.3 million for each of the years ended December 31, 2021 and 2020, respectively.

NOTE 16.     RELATED PARTY TRANSACTIONS

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

The partner in the Company’s China joint venture is also a supplier of the Company. For the years ended December 31, 2021 and 2020, the Company made purchases from this supplier of approximately $1.3 million and $1.4 million, respectively. At December 31, 2021 and 2020, respectively, the Company owed this supplier approximately $1,000 and $38,000, respectively.

NOTE 17.     COMMITMENTS AND CONTINGENCIES

Litigation

The medical device industry is characterized by frequent claims and litigation, and the Company may become subject to various

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
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

Purchase Commitments

At December 31, 2021, the Company has purchase commitments for inventories totaling approximately $4.9 million, all of which is expected to be purchased by the end of 2022.

Concentrations

Sales to one customer within the Advanced Energy segment represented 11% of total sales for the year ended December 31, 2021. Sales to one customer within the OEM segment represented 10% of total sales for the year ended December 31, 2020. There were no other significant sales concentrations for the years ended December 31, 2021 and 2020.

Receivables from two customers within the Advanced Energy segment represented 22% and 31%, respectively, of trade accounts receivable at December 31, 2021 and December 31, 2020.

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
NOTE 18.     STOCK OPTIONS

On October 30, 2007, the Company’s stockholders approved, and the Board of Directors adopted an amendment to the 2003 Executive and Employee Stock Option Plan (the “Plan”) to increase the maximum aggregate number of shares of common stock reserved for issuance under the Plan from 1.2 million shares (already reserved against outstanding options) to 1.7 million shares. Except for the increase in the number of shares covered by the Plan, the Plan remained otherwise unchanged. In 2001, the Board of Directors adopted the 2001 Executive and Employee Stock Option Plan which reserved for issuance 1.2 million stock options. Stock options to employees typically have a ten-year life and currently vest over periods between one and seven years.

In July 2012, the Company’s stockholders approved the 2012 Share Incentive Plan covering a total of 750,000 shares of common stock issuable upon exercise of options to be granted under the plan. At December 31, 2021 approximately 70,000 are available to be issued in this plan.

In July 2015, the Company’s stockholders approved the 2015 Executive and Employee Stock Option Plan covering a total of 2,000,000 shares of common stock issuable upon exercise of options to be granted under the plan. At December 31, 2021 approximately 240,000 are available to be issued in this plan.

In August 2017, the Company’s stockholders approved the 2017 Executive and Employee Stock Option Plan covering a total of 3,000,000 shares of common stock issuable upon exercise of options to be granted under the plan. At December 31, 2021 approximately 80,000 are available to be issued in this plan.

In August 2019, the Company’s stockholders approved the 2019 Share Incentive Plan covering a total of 2,000,000 shares of common stock issuable upon exercise of options to be granted under the plan. At December 31, 2021, all 1,370,000 are available to be issued in this plan.

In August 2021, the Company’s stockholders approved the 2021 Share Incentive Plan covering a total of 1,375,000 shares of common stock issuable upon exercise of options to be granted under the plan. At December 31, 2021, all 1,375,000 are available to be issued in this plan.

On January 19, 2022, the Company granted employees approximately 1,500,000 options to purchase common shares of the Company's stock. All options granted were pursuant to the 2015 and 2019 Plans noted above. The options vest over a period of three years.

The status of the Company’s stock options is summarized as follows:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2019	3,966,858	$4.67
Granted	1,376,900	7.94
Exercised	(112,965)	3.37
Canceled and forfeited	(291,850)	7.19
Outstanding at December 31, 2020	4,938,943	$5.46
Granted	894,980	9.37
Exercised	(232,521)	6.65
Canceled and forfeited	(203,711)	8.27
Outstanding at December 31, 2021	5,397,691	$5.95

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	Number of options	Weighted average grant date fair value
Non-vested at December 31, 2020	2,044,469	$4.61
Granted	894,980	5.76
Vested	(952,332)	4.49
Forfeited	(184,901)	5.21
Non-vested at December 31, 2021	1,802,216	$5.21

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

	2021 Grants			2020 Grants
Option value	$9.29	-	$11.51	$4.98	-	$8.18
Risk-free rate	0.6%	-	0.8%	0.3%	-	1.7%
Expected dividend yield	—%			—%
Expected volatility	68.9%	-	70.8%	65.9%	-	70.1%
Expected term (in years)	4.5	-	6	6

The Company recognized approximately $5,088,000 and $4,210,000 in stock-based compensation expense during the years ended December 31, 2021 and 2020, respectively.

The intrinsic value of each option share is the difference between the fair value of our common stock and the exercise price of such option share to the extent it is “in-the-money”. Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation at December 31, 2021 is based on the $12.82 closing stock price of the Company's common stock on December 31, 2021, the last trading day of 2021.

As of December 31, 2021, there were 5,037,248 stock options outstanding and expected to vest with an aggregate intrinsic value of approximately $35,560,000. These options have a weighted average exercise price of $5.76 and a weighted average remaining contractual term of approximately 6 years.

As of December 31, 2021, there were 3,595,475 stock options outstanding and exercisable with an aggregate intrinsic value of approximately $29,460,000. These options have a weighted average exercise price of $4.63 and a weighted average remaining contractual term of approximately 6 years.

The total intrinsic value of in the money options exercised during the years ended December 31, 2021 and 2020, was approximately $1,600,000 and $200,000, respectively. Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option holder to exercise the options or other consideration paid.

The total fair value of options granted during the years ended December 31, 2021 and 2020, was approximately $5,150,000 and $6,580,000, respectively. The weighted average fair value of options granted during the years ended December 31, 2021 and 2020, was $5.76 and $4.78, respectively. The total fair value of option shares vested during the years ended December 31, 2021 and 2020, was approximately $4,270,000 and $2,510,000, respectively.

The Company allows employees to exercise stock-based awards by surrendering stock-based awards with an intrinsic value equal to the cumulative exercise price of the stock-based awards being exercised, referred to as net settlements. These surrenders are included in stock options exercised in the options rollforward above. During the years ended December 31, 2021 and 2020, the Company received 111,831 and 39,448 options as payment in the exercise of 107,357 and 47,088 options, respectively.

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of December 31, 2021, there was approximately $5,010,000 of total unrecognized stock-based compensation expense, related to unvested stock options granted under the plans above. This expense is expected to be recognized over a weighted-average period of approximately 1 year.

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
NOTE 19.     GEOGRAPHIC AND SEGMENT INFORMATION

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

The Company’s reportable segments are disclosed as principally organized and managed as two operating segments: Advanced Energy and OEM. "Corporate & Other" includes certain unallocated corporate and administrative costs which were not specifically attributed to any reportable segment. The OEM segment is primarily development and manufacturing contract and product driven, all related expenses are recorded as cost of sales, therefore no segment specific operating expenses are incurred.

Summarized financial information with respect to reportable segments is as follows:

	Year Ended December 31, 2021
(In thousands)	Advanced Energy	OEM	Corporate (Other)	Total
Sales	$42,985	$5,532	$—	48,517

Income (loss) from operations	2,784	1,033	(18,265)	(14,448)

Interest income	—	—	11	11
Interest expense	—	—	(10)	(10)
Other losses, net	—	—	(373)	(373)
Income tax expense	—	—	380	380

	Year ended December 31, 2020
(In thousands)	Advanced Energy	OEM	Corporate (Other)	Total
Sales	$22,214	$5,497	$—	$27,711

Income (loss) from operations	(7,128)	1,838	(14,793)	(20,083)

Interest income	—	—	241	241
Interest expense	—	—	(46)	(46)
Other income, net	—	—	479	479
Income tax benefit	—	—	7,503	7,503

International sales in 2021 and 2020, were 32.0% and 32.1% of sales, respectively. Revenue by geographic region, based on the "ship to" location on the invoice are as follows:

	Year Ended December 31,
(In thousands)	2021	2020
Sales by Domestic and International
Domestic	$32,980	$18,812
International	15,537	8,899
Total	$48,517	$27,711

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 20.     SUBSEQUENT EVENTS

On March 14, 2022, the FDA posted a Medical Device Safety Communication ("Communication") that warns consumers and health care providers against the use of our Advanced Energy products outside of their FDA-cleared indications for general use in cutting, coagulation, and ablation of soft tissue during open and laparoscopic surgical procedures. We continue to work with the FDA towards securing 510(k) clearance for additional indications. We are in the process of evaluating what effects, if any, the Communication will have on our results of operations, cash flows and financial position.

APYX MEDICAL CORPORATION
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management has established and maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2021, the Company's disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management carried out an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2021, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control Integrated Framework (2013). Based on that evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

We rely extensively on information systems to manage our business and summarize and report our financial condition, results of operations and cash flows. In 2020, implemented a new global enterprise resource planning (“ERP”) system, which replaced much of our existing core financial systems in the first quarter of 2021. The ERP system is designed to accurately maintain our financial records, enhance the flow of financial information, improve data management and provide timely information to our management team.

As a result of this implementation, certain internal controls over financial reporting have been automated, modified or implemented to address the new environment associated with this type of system.

Other than the ERP system implementation noted above, there has not been any change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Governance and Nominating Committee does not have a formal policy on diversity; however, in recommending directors, the Board and the Committee consider the specific background and experience of the Board members and other personal attributes in an effort to provide a diverse mix of capabilities, contributions and viewpoints which the Board believes enables it to function effectively as the Board of Directors of a company with our size and nature of business.. Moreover, our corporate governance guidelines commit the Company to maintaining a Board with a strong and diverse membership as set forth below.

Directors serve for one-year terms and are elected at the annual stockholders’ meeting. Set forth below is information regarding the executive officers, directors and key employees of Apyx Medical Corporation as of March 15, 2022.

Name	Age	Position	Director Since
Charles D. Goodwin	55	Chief Executive Officer and Director	December 2017
Tara Semb	52	Chief Financial Officer, Treasurer and Secretary	N/A
Todd Hornsby	45	Executive Vice President	N/A
Moshe Citronowicz	69	Senior Vice President	N/A
Andrew Makrides	80	Chairman of the Board	December 1982
Lawrence J. Waldman	75	Director	March 2011
Michael Geraghty	74	Director	March 2011
John Andres	64	Vice-Chairman of the Board	July 2014
Craig Swandal	61	Director	March 2018
Minnie Baylor-Henry	74	Director	August 2019
Wendy Levine	49	Director	August 2021

APYX MEDICAL CORPORATION

Board Diversity Summary as of December 31, 2021
	Makrides	Goodwin	Waldman	Andres	Geraghty	Swandal	Baylor-Henry	Levine
Gender Identity
Male	X	X	X	X	X	X
Female							X	X
Non-Binary
Did Not Disclose Gender
Demographic Background
African American or Black							X
Alaskan Native or Native American
Asian
Hispanic or Latinx
Native Hawaiian or Pacific Islander
White	X	X	X	X	X	X		X
LGBTQ+
Did Not Disclose Demographic Background
Board Tenure
Years	39	4	11	7	11	4	2	< 1 year
Knowledge, Skills and Experience
Public Company Board Experience	X		X		X		X
Financial		X	X				X
Risk Management		X	X				X
Accounting			X
Corporate Governance\Ethics		X	X	X			X
Legal\Regulatory	X	X		X			X
HR\Compensation	X	X	X		X	X
Executive Experience	X	X	X	X	X	X	X	X
Operations	X	X				X
Strategic Planning\Oversight	X	X	X	X	X	X	X	X
Sales and Marketing		X			X			X
Technology	X		X	X		X

Andrew Makrides, Esq. age 80, Chairman of the Board of Directors since December 1982, received a Bachelor of Arts degree in Psychology from Hofstra University and a Juris Doctor Degree from Brooklyn Law School. He is a member of the Bar of the State of New York and practiced law from 1968 until joining Apyx Medical Corporation as a co-founder and Executive Vice President and director, in 1982. Mr. Makrides became President of the Company in 1985 and the CEO in December 1998 and served as such until March 18, 2011 at which point he relinquished his position as President, but remained CEO until December 2013. Mr. Makrides employment contract expired December 31, 2016. Mr. Makrides has over 30 years of executive experience in the medical industry. The Company believes Mr. Makrides is qualified to serve as Chairman because of his over 30 years of experience in the medical device industry as well as with his previous tenure with the Company.

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

APYX MEDICAL CORPORATION
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

Tara Semb, age 52, Chief Financial Officer, Treasurer and Secretary since January 2019. Prior to joining Apyx Medical, Ms. Semb was the Chief Financial Officer for AVAIL Vapor LLC, a manufacturer and retailer of e-liquid for use in electronic vapor devices, from 2015 until 2018. Ms. Semb previously worked for Amsted Industries, a diversified global manufacturer of industrial components, in multiple positions of increasing responsibility from 2006 until 2015, culminating in her promotion to Director of Finance for the company’s rail bearings division in 2013. Before joining Amsted Industries as Director of Internal Audit in 2006, she held financial and operational roles at Blyth Industries, a manufacturer and seller of candles and home fragrance products, and Anixter International, a global distributor of network & security solutions. She began her career in 1991 as an auditor at Price Waterhouse. Ms. Semb holds a Bachelor of Science degree in Accounting from the University of Illinois, as well as an MBA from Washington University in St. Louis. She is a Certified Public Accountant (CPA).

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

Moshe Citronowicz, age 69, Senior Vice President since 2012, came to the United States in 1978 and has worked in a variety of manufacturing and high technology industries. In October 1993, Mr. Citronowicz joined the Company as Vice President of Operations and served as our Chief Operating Officer until November 2011. Currently, he is serving as the Senior Vice President. Mr. Citronowicz’s employment contract extends to December 31, 2022.

Lawrence J. Waldman, CPA, age 75, Director since March 2011 and Audit Committee Chairperson. Mr. Waldman has over thirty-five years of experience in public accounting. Mr. Waldman currently serves as a senior advisor to First Long Island Investors, LLC, an investment and wealth management firm since May 2016. Prior to that Mr. Waldman served as an advisor to the accounting firm of EisnerAmper LLP, where he was previously the Partner-in-Charge of Commercial Audit Practice Development for Long Island since September 2011. Prior to joining EisnerAmper LLP, Mr. Waldman was the Partner-in-Charge of Commercial Audit Practice Development for Holtz Rubenstein Reminick, LLP from July 2006 to August 2011. Mr. Waldman was the Managing Partner of the Long Island office of KPMG LLP from 1994 through 2006, the accounting firm where he began his career in 1972. Mr. Waldman was elected to the Board of Directors of Comtech Telecommunications Corp. in August of 2015 and since December 2015, serves as Chair of its audit committee, and since December 17, 2021 serves as its Independent Lead Director. In October 2016, Mr. Waldman was appointed and subsequently in December 2016 elected to the Board of Directors of CVD Equipment Corporation, and serves as the Chair of the audit committee and as Lead Independent Director. In January 2021, Mr. Waldman was appointed to serve as non-Executive Chairman of the Board of CVD Equipment Corporation. Mr. Waldman served through October 2018 as a member of the Board of Directors of Northstar/ RXR Metro Income Fund, a non-traded Real Estate Investment Trust and has served as a member of its audit committee since 2014. Mr. Waldman is also the Chair of the Supervisory Committee of Bethpage Federal Credit Union. Mr. Waldman also served as a member of the State University of New York’s Board of Trustees and as chair of its audit committee. He previously served as the Chairman of the Board of Trustees of the Long Island Power Authority and as Chair and a member of the finance and audit committee of its Board of Trustees. Mr. Waldman meets the definition of a financial expert as defined by the SEC and The NASDAQ Stock Market LLC. The Company believes Mr. Waldman is qualified to serve as Director, Audit Committee Chair and Lead Independent Director because of his over 35 years experience in public accounting and his positions on various boards.

Michael Geraghty, age 74, has served as a director since March 2010 and was previously employed as the President of Global Sales at Optos, Inc., a developer and manufacturer of retinal imaging devices for screening, detection and diagnosis of eye

APYX MEDICAL CORPORATION
related conditions. From 2005 through 2008, he was the President of International Sales at Gyrus Acmi where he first started in 2000 as Senior Vice President of Sales for Gyrus Medical. Prior to this, Mr. Geraghty was the Vice President of Sales and Marketing for Everest Medical, Inc. and before that was the Director of Marketing for Advanced Products at Arthrocare Corporation. Mr. Geraghty specializes in building independent direct sales teams in the medical device industry and has extensive domestic and international sales and marketing experience. He received his bachelor’s degree from St. Mary’s University and graduate degree in Executive Sales Management from the University of Minnesota. The Company believes Mr. Geraghty is qualified to serve as Director and Compensation Committee Chair because of his extensive domestic and international sales, marketing, and management experience.

Craig Swandal, age 61, Director since March 2018. Mr. Swandal has over 30 years of experience at public and privately-held medical technology and electronics manufacturing companies. He began his career in 1981 at Unisys Corporation, a manufacturer of main frame computer systems, where he held a variety of manufacturing positions of increasing responsibility. In 1995 he joined Silent Knight, a manufacturer of industrial fire and security systems, as a Manufacturing Manager and was promoted to Vice President of Operations.

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

John Andres, age 64, Vice Chairman of the Board of Directors and Nominating Chair since July 2014, has over thirty years of experience in the medical device industry. Since April, 2004, Mr. Andres has been a private consultant, doing business through John C. Andres, LLC, specializing in patent/business strategy development and execution. He also is a partner of Hawk Healthcare, LLC, which provides strategic transaction management to private individuals and companies.

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

Minnie Baylor-Henry, age 74, Director and Regulatory Compliance Committee Chair since August 2019. Ms. Baylor-Henry has over 25 years of regulatory affairs experience. She is the President of B-Henry & Associates, LLC, a consulting firm that she founded to provide regulatory strategic support to life sciences companies. Prior to starting her consulting company, she held various executive level positions over a 15-year period at Johnson & Johnson (J&J). Before retiring from J&J in 2015, she was the Worldwide Vice President of Regulatory Affairs-Medical Devices. During her time at J&J, she also had served as the Vice President-Medical & Regulatory Affairs in the Over-the Counter Group, as well as Senior Director, Regulatory Affairs- Pharmaceuticals. Ms. Baylor-Henry also worked for Deloitte & Touche (2008-2010) as the National Director Regulatory Affairs- Life Sciences. Prior to joining the private sector, she worked for the US Food & Drug Administration (1991-1999) in many roles, including serving as the Director of the Division of Drug, Marketing, Advertising & Communications and the FDA’s National Health Fraud Coordinator.

APYX MEDICAL CORPORATION
In 2018, Ms. Baylor-Henry joined the Board of Directors of scPharmaceuticals, a publicly-held company focused on developing technologies that enable subcutaneous administration of therapies and in 20 she stepped down from the Board of Directors of PolarityTE, a publicly- held regenerative medicine company. She joined the Board of Directors of Paratek Pharmaceuticals, a publicly-held company focused on solutions for patients with infectious diseases. Ms. Baylor-Henry received her pharmacy degree from Howard University’s College of Pharmacy and a law degree from Catholic University’s Columbus School of Law. The Company believes Ms. Baylor-Henry is qualified to serve as Director and Regulatory and Compliance Committee Chair because of her extensive experience in global and regulatory management and compliance.

Wendy Levine, age 49, Director, has over 25 years of healthcare marketing and advertising experience across the pharmaceutical, biotech, medical device and vaccine sectors. She is currently Group President and head of the advertising business at 21GRAMS, part of Real Chemistry, a global health innovation company, that she founded with her partners in 2018. From 2003 to 2007, Ms. Levine worked at Johnson & Johnson, where she served as Group Product Director in the Specialty Pharmaceuticals Business Unit and then as Director, Stakeholder Marketing in the Medical Device Business Unit. From 2007 to 2009, Ms. Levine held the position of Senior Director of Marketing for the influenza portfolio at Novartis Vaccines. From 2009 to 2014, a love for advertising brought her to the agency world, where she rose through the ranks within account management at The Bloc. From 2014 to 2015, Ms. Levine held the role of EVP, Managing Director at McCann Health. From 2015 to 2017, she worked as Director of Client Services at GSW. Ms. Levine received her bachelor’s degree in interdisciplinary studies (economics and Western European culture) from the University of Pittsburgh and a master’s degree in education from Beaver College (Arcadia University). The Company believes Ms. Levine is qualified to serve as Director because of her extensive experience in marketing and advertising.

Involvement in Certain Legal Proceedings

None

Independent Board Members

The Board currently has seven independent members, Andrew Makrides, John Andres, Michael Geraghty, Lawrence J. Waldman, Craig Swandal, Minnie Baylor-Henry and Wendy Levine, each of whom meets the existing independence requirements of The NASDAQ Stock Market LLC and the Securities and Exchange Commission.

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

During 2021, our Audit Committee consisted of four independent members of the Board of Directors, Lawrence J. Waldman, John Andres, Michael Geraghty and Craig Swandal. As a smaller reporting company, we are required to have at least two independent members comprising our Audit Committee in accordance with Rule 10A-3 of the Securities Exchange Act of 1934 and the rules of The NASDAQ Stock Market LLC. During 2021, Mr. Waldman served as the Audit Committee Chairperson and financial expert. The Audit Committee meets as often as it determines necessary but not less frequently than once every fiscal quarter.

Governance and Nominating Committee

The Governance and Nominating Committee is responsible for matters relating to the corporate governance of our company and the nomination of members of the board and committees thereof. During 2021, our Governance and Nominating Committee consisted of three independent members of the Board of Directors, John Andres who serves as Chairperson, Lawrence J. Waldman and Michael Geraghty. The Governance and Nominating Committee meets as often as it determines necessary, but not less than once a year.

APYX MEDICAL CORPORATION
Compensation Committee

The Compensation Committee is responsible for overseeing our compensation and employee benefit plans (including those involving the issuance of our equity securities) and practices, including formulating, evaluating and approving the compensation of our executive officers and reviewing and recommending to the full Board of Directors the compensation of our Chief Executive Officer. During 2021, our Compensation Committee consisted of three independent members of the Board of Directors, Michael Geraghty who served as Chairperson, John Andres and Lawrence J. Waldman. The Compensation Committee meets as often as it determines necessary, but not less than once a year.

Regulatory Compliance Committee

The Regulatory Compliance Committee, formed in the third quarter of 2019, is responsible for matters relating to the Company’s overall non-financial regulatory and compliance strategies and systems. Specifically, the Committee provides oversight of management’s efforts to comply with the requirements for a medical device company operating in a highly regulated environment with respect to healthcare compliance, product quality and safety, and other areas as directed by the Board. During 2021, our Regulatory Compliance Committee consisted of four independent members of the Board of Directors, Minnie Baylor-Henry who serves as Chairperson, John Andres, Craig Swandal and Wendy Levine. The Regulatory Compliance Committee meets as often as it determines necessary, but not less than once a year.

Code of Ethics

We made minor revisions to our Code of Ethics (“the Code”) in the first quarter of 2021. We also have made available a whistleblower hotline that provides a mechanism for reporting breaches of the Code in an anonymous manner.

Review and acknowledgement of the Code is required of all new employees as part of the on-boarding process, and of all existing employees on an annual basis.

A copy of the code of ethics, which expressly includes the fiduciary responsibilities of the CEO and CFO, along with a summary of the changes made in 2021, is available on our website at https://apyxmedical.com/code-of-ethics-and-conduct/.

ITEM 11. Executive Compensation Discussion and Analysis

INTRODUCTION

This Compensation Discussion & Analysis (“CD&A”) explains our executive compensation program for our named executive officers (“NEOs”) listed below. This CD&A also describes the Compensation Committee’s process for making pay decisions, as well as its rationale for specific decisions related to the fiscal year ended December 31, 2021.

Although Apyx Medical qualifies as a “smaller reporting company” as defined by the SEC, which allows us to take advantage of scaled-back disclosure requirements, we are including more extensive narrative about our executive compensation program in an effort to be more transparent. We are also committed to keeping an open dialogue with our stockholders to help ensure that we have a regular pulse on investor perspectives and, as we continue to grow, we intend to further enhance our outreach efforts during 2022 and into the future.

Name	Position
Charles D. Goodwin	President, CEO and Director
Moshe Citronowicz	Senior Vice President
Todd Hornsby	Executive Vice President
Tara Semb	Chief Financial Officer

2021 Business Overview

2021 was a strong year for Apyx Medical Corporation, made possible by the hard work of our team members. We delivered Advanced Energy sales growth in excess of 90% in 2021, which is impressive growth given the challenging operating

APYX MEDICAL CORPORATION
environment this year. We had notable operational progress to advance our long-term growth strategy and the impressive demand we have seen for our innovative Helium Plasma Technology reaffirms our conviction in the compelling long-term opportunity that remains ahead. Below are key financial and strategic highlights:

•Total revenue of $48.5 million, representing growth of 75% year-over-year
•Advanced Energy revenue of $ $43.0 million, representing growth of approximately 93% year-over-year
•Loss from operations of $14.1 million, vs. $20.1 million in 2020

WHAT GUIDES OUR PROGRAM

General Compensation Philosophy

The primary objective of our compensation program for employees, including our compensation program for executive officers, is to attract, retain and motivate qualified individuals and reward them in a manner that is fair to all stockholders. We strive to provide incentives for every employee that reward them for their contribution to the Company.

Performance-Driven and Stockholder-Aligned	A portion of a NEO’s total compensation should be variable (“at-risk”) and linked to the achievement of specific short- and long-term performance objectives and designed to drive stockholder value creation.
Competitively-Positioned
Target compensation should be competitive with that being offered to individuals in comparable roles at other companies with which we compete for talent to ensure that we employ the best people to lead our success.

Responsibly-Governed	Decisions about compensation should be guided by best-practice governance standards and rigorous processes that encourage prudent decision-making.

Elements of Pay

With these objectives in mind, our Board has built executive and non-executive compensation programs that consist of three principal elements - base salary, performance bonuses and grants of stock options.

Pay Element	How It’s Paid	Purpose
Base Salary	Cash (Fixed)	Provide a competitive base salary rate relative to similar positions in the market and enable the Company to attract and retain critical executive talent.
Performance Bonuses (Annual Incentives)	Cash (Variable)	Reward executive officers for delivering on annual financial and/or strategic objectives that contribute to the creation of stockholder value.
Long-Term Incentives	Equity (Variable)	Provide incentives for executive officers to execute on longer-term financial goals that drive the creation of stockholder value, support the Company’s retention strategy, and provide alignment with the interests of our stockholders.

The Decision-Making Process

The Role of the Compensation Committee. The Compensation Committee oversees the executive compensation program for our NEOs. The Compensation Committee is comprised of independent, non-employee members of the Board. The Compensation Committee works very closely with its independent consultant and management to examine the effectiveness of the Company’s executive compensation program throughout the year. Details of the Compensation Committee’s authority and responsibilities are specified in its charter, which may be accessed at apyxmedical.com. The Compensation Committee makes all final compensation and equity award decisions regarding our NEOs, except for the CEO, whose compensation is determined by the independent members of the full Board, based upon recommendations of the Compensation Committee.

The Role of Management. Members of our management team attend regular meetings where executive compensation, Company and individual performance, and competitive compensation levels and practices are discussed and evaluated. Only the Compensation Committee members are allowed to vote on decisions regarding NEO compensation. The CEO reviews his recommendations pertaining to other executives (non-NEO) pay with the Compensation Committee providing transparency and oversight. Decisions on non-NEO pay are made by the CEO. The CEO does not participate in the deliberations of the

APYX MEDICAL CORPORATION
Compensation Committee regarding his own compensation. Independent members of the Board make all final determinations regarding CEO compensation.

The Role of the Independent Consultant. The Compensation Committee engages an independent compensation consultant to provide expertise on competitive pay practices, program design, and an objective assessment of any inherent risks of any programs. Pursuant to authority granted to it under its charter, the Compensation Committee has hired Pearl Meyer & Partners, LLC (“Pearl Meyer”) as its independent consultant. Pearl Meyer reports directly to the Compensation Committee and does not provide any additional services to management. The Compensation Committee has conducted an independence assessment of Pearl Meyer in accordance with SEC rules.

The Role of Peer Group Companies. The Compensation Committee strives to set a competitive level of total compensation for each NEO as compared with executive officers in similar positions at comparable companies, which we define as our compensation peer group. The Compensation Committee looks to its independent compensation consultant to provide and analyze competitive market data for each NEO, comparing each of their individual components of compensation and total compensation to market. In addition to the peer group, Pearl Meyer may reference industry-specific, size-adjusted market survey data where appropriate. This competitive assessment was last conducted in late 2019 for purposes of setting compensation levels for 2020. Given the impact of the COVID-19 pandemic on our business in 2020, the Compensation Committee elected not to update the peer group or conduct a competitive assessment in late 2020 for the purposes of compensation determinations for 2021. As described further below, the Compensation Committee froze cash compensation levels for 2021 and sized equity awards at a discount to those granted in 2020.

At the time of our last competitive assessment, Pearl Meyer recommended and the Compensation Committee approved an update to our peer group. Pearl Meyer developed a set of objective filtering and selection criteria to identify US-based, publicly traded companies in the health care equipment, supplies or technology space that were comparable to Apyx at the time in terms of both revenue and market capitalization. The 2020 compensation peer group was composed of the following companies and was unchanged for 2021:

Avedro, Inc.	GenMark Diagnostics, Inc.	OrthoPediatrics Corp.
BioLife Solutions, Inc.	iCAD, Inc.	Sensus Healthcare, Inc.
Corindus Vascular Robotics, Inc.	IRadimed Corporation	TransEnterix, Inc.
Cutera, Inc.	Misonix, Inc.	TransMedics Group, Inc.
Ekso Bionics Holdings, Inc.	Neuronetics, Inc.	Utah Medical Products Inc.

The results of the survey confirmed that, consistent with our desired philosophy, our compensation arrangements were competitive with the marketplace, with some variation by individual.

2021 Executive Compensation Program

Base Salary

We pay base salaries to our Executive Officers in order to provide a consistent, minimum level of pay that sustained individual performance warrants. We also believe that a competitive annual base salary is important to attract and retain an appropriate caliber of talent for each position over time.

The annual base salaries of our Executive Officers are determined by our Compensation Committee and approved by the Board of Directors. All salary decisions are based on each Executive Officer’s level of responsibility, experience and recent and past performance, as determined by the Compensation Committee. The Compensation Committee benchmarks base salaries using a major independent consulting firm and using their recommendations and other information the Committee evaluates and establishes the base compensation for our executives. Due to the impact of the COVID-19 pandemic, none of the NEOs received base salary increases for fiscal 2021.

APYX MEDICAL CORPORATION

Name	2021	2020	% Change
Charles D. Goodwin	$450,000	$450,000	0%
Moshe Citronowicz	$299,000	$299,000	0%
Todd Hornsby	$347,000	$347,000	0%
Tara Semb	$328,000	$328,000	0%

Performance Bonus

The performance-based cash incentive bonus is designed to provide an opportunity for our senior executives, including our NEOs, to earn an annual incentive, paid in cash, based on the achievement of certain financial targets and/or strategic priorities. An executive’s incentive target is a percentage of their base salary. The Compensation Committee assessed our performance against certain financial metrics during 2021 with payouts measured on a scale of zero to 125% of target. The table below discloses the annual incentive targets for each NEO for 2021:

Name	2021 Base Salary ($)	Bonus Target (% of Base Salary)	Bonus at Target ($)
Charles D. Goodwin	$450,000	75%	$337,500
Moshe Citronowicz	$299,000	30%	$89,700
Todd Hornsby	$347,000	50%	$173,500
Tara Semb	$328,000	45%	$147,600

In 2021, we returned to 100% formula-driven, financial performance goals, consistent with our pre-pandemic approach to performance-based compensation. We used Total Revenue, Operating Income/(loss) and Total Operating Cash Burn as the financial performance metrics for determining annual performance bonuses because we believe it is important to focus on driving our top line revenue growth, while focusing on continued improvements to our gross product margins and efficiently investing in our operations to drive towards longer-term, bottom-line profitability. This ultimately results in our ability to maintain acceptable levels of cash burn, setting a path to generating positive cash flow through our overall business performance.

2021 Annual Incentive Plan Payouts. Based on the actual financial performance results, the funding for performance bonuses was set at 125% of each NEO’s applicable target. The Committee retains discretion to further adjust the award upward or downward based on its assessment of individual performance. The following table lists the actual awards earned by the NEOs in 2021 (and paid in 2022):

Name	Bonus Target (% of Base Salary)	Bonus Target ($)	Actual Award Payout ($)
Charles D. Goodwin	75%	$337,500	$421,875
Moshe Citronowicz	30%	$89,700	$112,125
Todd Hornsby	50%	$173,500	$216,875
Tara Semb	45%	$147,600	$184,500

Equity Compensation

We believe that equity ownership in our Company is important to provide our Executive Officers and key employees with long-term incentives to better align interests of executives with the interests of stockholders and build value for our stockholders. In addition, equity compensation is designed to attract and retain the executive management team and other key employees throughout the organization.

In January 2021, the Board approved equity awards to the NEOs. These equity awards were granted using incentive stock options to the extent permitted by the IRS; due to the impact of COVID-19, these were granted at levels representing 50% of the eligible shares to be granted to each person. Stock options are intended to align the interests of award recipients with those of stockholders, since options deliver value only if Apyx’s stock price appreciates after they are granted. This characteristic

APYX MEDICAL CORPORATION
ensures that the Executive Officers and key employees have a meaningful portion of their compensation tied to future stock price increases and rewards management for long-term strategic planning through the resulting enhancement of the stock price. The 2021 awards for each NEO were as follows:

Name	Stock Options (# of options)
Charles D. Goodwin	121,500
Moshe Citronowicz	36,000
Todd Hornsby	50,000
Tara Semb	48,000

The stock options vest one-third per year on the anniversary date of the grant over a 3-year period, expire on the 10th anniversary of the grant date, and have an exercise price of $9.29 per share. Stock options are subject to the award recipient’s continued employment through each vesting date.

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

Tax and Accounting Considerations

We regularly consider the various tax and accounting implications of our compensation plans. Section 162(m) of the Code generally prohibits any publicly held corporation from taking a federal income tax deduction for compensation paid in excess of $1 million in any taxable year to the CEO and the other “covered employees” as defined in the rule. Under the tax laws in effect before 2018, compensation that qualified as “performance-based compensation” under Section 162(m) of the Code was deductible without regard to this limitation. Effective for tax years beginning after December 31, 2017, the Tax Cuts and Jobs Act of 2017 generally eliminated the performance-based exemption, subject to a special rule that grandfathers certain awards and agreements that were in effect on November 2, 2017. While considering tax deductibility as only one of several considerations in determining compensation, the Committee believes that the tax deduction limitation should not compromise its ability to structure compensation programs that provide benefits to the Company that outweigh the potential benefit of a tax deduction and, therefore, may approve compensation that is not deductible for tax purposes.

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

APYX MEDICAL CORPORATION
Compensation of Executive Officers

The following table sets forth the compensation paid to each of our Executive Officers for the years ended December 31, 2021 and 2020 for services to our Company in all capacities:

Name and Principal Position	Year	Salary	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation Earnings ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total ($)
Charles D. Goodwin	2021	$450,000	$421,875	$—	701,420	$—	$—	$21,099	$1,594,394
CEO and Director	2020	$450,000	$168,750	$—	1,195,074	$—	$—	$19,056	$1,832,880

Moshe Citronowicz	2021	$299,000	$112,125	$—	207,828	$—	$—	$21,367	$640,320
Senior Vice President	2020	$299,000	$44,850	$—	354,096	$—	$—	$22,402	$720,348

Todd Hornsby	2021	$347,000	$216,875	$—	288,650	$—	$—	$26,785	$879,310
Executive Vice President	2020	$347,000	$86,750	$—	491,800	$—	$—	$28,722	$954,272

Tara Semb	2021	$328,000	$184,500	$—	277,104	$—	$—	$19,169	$808,773
CFO, Treasurer and Secretary	2020	$328,000	$73,800	$—	472,128	$—	$—	$9,257	$883,185

(1)These columns represent the grant date fair value of the awards as calculated in accordance with FASB ASC 718 (Stock Compensation).

(2)The amounts for 2021 include compensation under the following plans and programs:

	C.D. Goodwin	M. Citronowicz	T. Hornsby	T. Semb
Long-term disability premiums	186	186	186	186
Health insurance premiums	9,078	13,246	19,251	9,143
Employer 401(k) contribution	11,835	7,935	7,348	9,840

Total	$21,099	$21,367	$26,785	$19,169

Amounts in the table above are pro-rated where applicable.

Employment Agreements and Potential Payments Upon Termination or Change in Control

At December 31, 2021, we were obligated under four employment agreements.

Name	Contract Expiration Date
Charles D. Goodwin	N/A(1)
Tara Semb	N/A(1)
Todd Hornsby	N/A(1)
Moshe Citronowicz	December 31, 2022
(1)Employment contracts provide for the Executives to remain employed by the Company until such time as their employment is terminated pursuant to the terms of their Employment Agreement.

APYX MEDICAL CORPORATION

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

APYX MEDICAL CORPORATION
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

APYX MEDICAL CORPORATION
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

APYX MEDICAL CORPORATION
Outstanding Equity Awards

The following table presents information with respect to each unexercised stock option held by our Executive Officers as of December 31, 2021:

Name	# of Securities Underlying Unexercised Options (# Exercisable)	# of Securities Underlying Unexercised Options (# Unexercisable)	Weighted Average Option Exercise Price ($/Sh)	Option Expiration Range After Grant Date
Charles D. Goodwin	1,238,333	362,167	$4.98	12/15/2027	-	1/29/2031
Moshe Citronowicz	209,000	108,000	$5.87	7/12/2022	-	1/29/2031
Todd Hornsby	264,000	142,000	$5.97	8/27/2024	-	1/29/2031
Tara Semb	75,333	133,667	$8.35	1/9/2029	-	1/29/2031

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

In July 2012, the Company’s stockholders approved the 2012 Share Incentive Plan covering a total of 750,000 shares of common stock issuable upon exercise of options to be granted under the plan. At December 31, 2021 approximately 70,000 are available to be issued in this plan.

In July 2015, the Company’s stockholders approved the 2015 Executive and Employee Stock Option Plan covering a total of 2,000,000 shares of common stock issuable upon exercise of options to be granted under the plan. At December 31, 2021 approximately 240,000 are available to be issued in this plan.

In August 2017, the Company’s stockholders approved the 2017 Executive and Employee Stock Option Plan covering a total of 3,000,000 shares of common stock issuable upon exercise of options to be granted under the plan. At December 31, 2021 approximately 80,000 are available to be issued in this plan.

In August 2019, the Company’s stockholders approved the 2019 Share Incentive Plan covering a total of 2,000,000 shares of common stock issuable upon exercise of options to be granted under the plan. At December 31, 2021, all 1,370,000 are available to be issued in this plan.

In August 2021, the Company’s stockholders approved the 2021 Share Incentive Plan covering a total of 1,375,000 shares of common stock issuable upon exercise of options to be granted under the plan. At December 31, 2021, all 1,375,000 are available to be issued in this plan.

There have been no changes in the pricing of any options previously or currently awarded.

APYX MEDICAL CORPORATION
Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors is responsible for determining the compensation of executive officers of the Company, as well as compensation awarded pursuant to the Company’s equity incentive plans.

In 2021, our Compensation Committee consisted of three independent members of the Board of Directors, Michael Geraghty (Chairperson), John Andres and Lawrence J. Waldman.

No member of the Compensation Committee is or has been an officer or employee of the Company or any of its subsidiaries. In addition, no member of the Compensation Committee had any relationships with the Company or any other entity that require disclosure under the proxy rules and regulations promulgated by the SEC.

COMPENSATION COMMITTEE REPORT

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K with management. Based on our Compensation Committee’s review of and the discussions with management with respect to the Compensation Discussion and Analysis, our Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our Proxy Statement and in this Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for filing with the SEC. During 2021, our Compensation Committee consisted of three independent members of the Board of Directors, Michael Geraghty, who served as Chairperson, John Andres and Lawrence J. Waldman.

APYX MEDICAL CORPORATION
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

See “ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters”.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of March 15, 2022, with respect to the beneficial ownership of the Company’s common stock by its executive officers, directors, all persons known by the Company to be the beneficial owners of more than 5% of its outstanding shares and by all officers and directors as a group.

	Number of Shares
Name and Address	Title	Owned (i)		Nature of Ownership	Percentage of Ownership (i)
RTW Investments	Common	3,398,279		Beneficial	9.9%
250 West 55th St. 16th Floor
New York, NY 10019

William Weeks Vanderfelt	Common	3,158,414		Beneficial	9.2%
Coralis 44, Azzuri Village 44
Roches Noires, 31201 Mauritius

Archon Capital Management, LLC	Common	2,194,118		Beneficial	6.4%
1100 19th Avenue E
Seattle, WA 98122

BlackRock, Inc.	Common	1,990,093		Beneficial	5.8%
4400 Computer Drive
Westborough, MA 01581

Cowen Financial Products, LLC	Common	1,990,093		Beneficial	5.5%
599 Lexington Ave.
New York, NY 10022

Charles D. Goodwin II	Common	1,466,750	(ii)	Beneficial	4.1%
5115 Ulmerton Rd.
Clearwater, FL 33760

APYX MEDICAL CORPORATION

Andrew Makrides	Common	709,060	(iii)	Beneficial	2.1%
5115 Ulmerton Rd.
Clearwater, FL 33760

Moshe Citronowicz	Common	695,504	(iv)	Beneficial	2.0%
5115 Ulmerton Rd.
Clearwater, FL 33760

Todd Hornsby	Common	339,334	(v)	Beneficial	1.0%
5115 Ulmerton Rd.
Clearwater, FL 33760

Lawrence Waldman	Common	194,165	(vi)	Beneficial	0.6%
5115 Ulmerton Rd.
Clearwater, FL 33760

Michael E. Geraghty	Common	145,088	(vii)	Beneficial	0.4%
5115 Ulmerton Rd.
Clearwater, FL 33760

Tara Semb	Common	145,000	(viii)	Beneficial	0.4%
5115 Ulmerton Rd.
Clearwater, FL 33760

John Andres	Common	117,588	(ix)	Beneficial	0.3%
5115 Ulmerton Rd.
Clearwater, FL 33760

Craig Swandal	Common	83,088	(x)	Beneficial	0.2%
5115 Ulmerton Rd.
Clearwater, FL 33760

Minnie Baylor-Henry	Common	47,088	(xi)	Beneficial	0.1%
5115 Ulmerton Rd.
Clearwater, FL 33760

Wendy Levine	Common	12,203	(xii)	Beneficial	—%
5115 Ulmerton Rd.
Clearwater, FL 33760

Officers and Directors as a group (11 people)		3,954,866			11.5%
(i) Based on 34,428,487 outstanding shares of Common Stock as of March 15, 2022, of which officers and directors owned a total of 1,135,976 shares at March 15, 2022. We have calculated the percentage ownership in the table above on the basis of the number of outstanding securities plus, for each person or group, any securities that person or group has current or future right to acquire pursuant to options, warrants, conversion privileges or other rights based on the 13G and 13D SEC filings at March 15, 2022 (and exercisable within 60 days thereafter).

(ii) Includes 28,250 shares and 1,438,500 vested options (and exercisable within 60 days thereafter).

APYX MEDICAL CORPORATION

(iii) Includes 607,972 shares and 101,088 vested options (and exercisable within 60 days thereafter).

(iv) Includes 426,504 shares and 269,000 vested options (and exercisable within 60 days thereafter).

(v) Includes 0 shares and 339,334 vested options (and exercisable within 60 days thereafter).

(vi) Includes 5,577 shares and 188,588 vested options (and exercisable within 60 days thereafter).

(vii) Includes 7,500 shares and 137,588 vested options (and exercisable within 60 days thereafter).

(viii) Includes 0 shares and 145,000 vested options (and exercisable within 60 days thereafter).

(ix) Includes 0 shares and 117,588 vested options (and exercisable within 60 days thereafter).

(x) Includes 60,173 shares and 22,915 vested options (and exercisable within 60 days thereafter).

(xi) Includes 0 shares and 47,088 vested options (and exercisable within 60 days thereafter).

(xii) Includes 0 shares and 12,203 vested options (and exercisable within 60 days thereafter).

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

To the Company’s knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2021 all filing requirements applicable to the Reporting Persons were timely met.

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

Independent Board Members

The Board currently has seven independent members, Andrew Makrides, John Andres, Michael Geraghty, Lawrence J. Waldman, Craig Swandal, Minnie Baylor-Henry and Wendy Levine who meet the existing independence requirements of The NASDAQ Stock Market LLC and the Securities and Exchange Commission.

ITEM 14. Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to us and expected to be billed to us by RSM US LLP, our principal accountant for 2021 and 2020:

	Year Ended December 31,
(In thousands)	2021	2020
Audit fees (1)	$485	$420
Audit related fees (2)	—	—
Tax fees (3)	98	—
All other fees (4)	—	—
Total fees billed	$583	$420

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
(3)Tax fees consist of billed and unbilled fees for professional services rendered for tax compliance and tax advice (domestic and international). These services include assistance regarding federal and international tax compliance and planning associated with transfer pricing and research and development activities.
(4)All other fees consist of fees for products and services other than the services reported above.

APYX MEDICAL CORPORATION
PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)(1)	LISTING OF FINANCIAL STATEMENTS	Page

	The following consolidated financial statements of the Company are included in Item 8 of this Report:

	Consolidated Balance Sheets at December 31, 2021 and 2020	33
	Consolidated Statements of Operations for the years ended December 31, 2021 and 2020	34
	Consolidated Statement of Changes in Equity for the years ended December 31, 2021 and 2020	35
	Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020	36
	Notes to Consolidated Financial Statements	37

(a)(2)	FINANCIAL STATEMENT SCHEDULES
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

3.5	Certificate of Amendment of the Certificate of Incorporation of the Registrant (Incorporated by reference to the Registrant's Current Report on Form 8-K filed on December 28, 2018)
4.1	Description of the Registrant’s Securities (Incorporated by the reference to the Registrant's Annual Report on Form 10-K filed on March 31, 2020)
10.1**	Tara Semb Amended and Restated Employment Agreement, dated September 16, 2020 (Incorporated by reference to the Registrant's Current Report on Form 8-K filed on September 18, 2020)
10.2**	Charles D. Goodwin II Amended and Restated Employment Agreement, dated September 17, 2020 (Incorporated by reference to the Registrant's Current Report on Form 8-K filed on September 18, 2020)
10.3**	Todd Hornsby Amended and Restated Employment Agreement, dated September 17, 2020 (Incorporated by reference to the Registrant's Current Report on Form 8-K filed on September 18, 2020)
14.1	Code of Ethics (Incorporated by the reference to the Registrant's Annual Report on Form 10-K filed on March 31, 2020)
21.1*	List of Subsidiaries
23.1*	Consent of RSM US LLP
31.1*	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2*	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Label Presentation Document

APYX MEDICAL CORPORATION
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

APYX MEDICAL CORPORATION
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Clearwater, Florida on March 17, 2022.

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

Name	Title	Date

Directors:

/s/ ANDREW MAKRIDES	Chairman of the Board	March 17, 2022
Andrew Makrides

/s/ CHARLES D. GOODWIN II	Chief Executive Officer and Director	March 17, 2022
Charles D. Goodwin II

/s/ TARA SEMB	Chief Financial Officer, Treasurer and Secretary	March 17, 2022
Tara Semb

/s/ JOHN ANDRES	Vice Chairman of the Board	March 17, 2022
John Andres

/s/ LAWRENCE J. WALDMAN	Director	March 17, 2022
Lawrence J. Waldman

/s/ MICHAEL GERAGHTY	Director	March 17, 2022
Michael Geraghty

/s/ CRAIG SWANDAL	Director	March 17, 2022
Craig Swandal

/s/ MINNIE BAYLOR-HENRY	Director	March 17, 2022
Minnie Baylor-Henry

/s/ WENDY LEVINE	Director	March 17, 2022
Wendy Levine