Form 10-Q
period 2022-03-31
Apyx Medical Corp
filed 2022-05-12
CIK 719135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
	Commission File Number:	0-12183

APYX MEDICAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	11-2644611
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

As of May 10, 2022, 34,453,098 shares of the registrant’s $0.001 par value common stock were outstanding.

APYX MEDICAL CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended March 31, 2022

PART I.     Financial Information

ITEM 1. Condensed Consolidated Financial Statements

APYX MEDICAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2022 (Unaudited)	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$26,234	$30,870
Trade accounts receivable, net of allowance of $560 and $430	12,363	13,038
Income tax receivables	7,642	7,642
Other receivables	112	483
Inventories, net of provision for obsolescence of $348 and $263	7,019	6,778
Prepaid expenses and other current assets	1,441	1,926
Total current assets	54,811	60,737
Property and equipment, net of accumulated depreciation and amortization of $5,378 and $5,316	6,655	6,575
Operating lease right-of-use assets	90	121
Finance lease right-of-use assets	127	178
Other assets	1,314	1,110
Total assets	$62,997	$68,721

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,562	$2,631
Accrued expenses and other current liabilities	8,837	10,287
Current portion of operating lease liabilities	89	122
Current portion of finance lease liabilities	116	165
Total current liabilities	11,604	13,205
Long-term finance lease liabilities	13	18
Long-term contract liabilities	1,386	1,323
Other liabilities	151	166
Total liabilities	13,154	14,712
EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized; 34,453,098 issued and outstanding as of March 31, 2022, and 34,409,912 issued and outstanding as of December 31, 2021	34	34
Additional paid-in capital	68,023	66,221
Accumulated deficit	(18,496)	(12,551)
Total stockholders' equity	49,561	53,704
Non-controlling interest	282	305
Total equity	49,843	54,009
Total liabilities and equity	$62,997	$68,721

The accompanying notes are an integral part of the condensed consolidated financial statements.

APYX MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Sales	$12,493	$8,638
Cost of sales	4,274	2,778
Gross profit	8,219	5,860
Other costs and expenses:
Research and development	1,158	1,115
Professional services	2,286	1,521
Salaries and related costs	5,181	4,245
Selling, general and administrative	5,465	3,724
Total other costs and expenses	14,090	10,605
Loss from operations	(5,871)	(4,745)
Interest income	2	3
Interest expense	(8)	(4)
Other loss, net	(21)	(93)
Total other loss, net	(27)	(94)
Loss before income taxes	(5,898)	(4,839)
Income tax expense	70	66
Net loss	(5,968)	(4,905)
Net loss attributable to non-controlling interest	(23)	(4)
Net loss attributable to stockholders	$(5,945)	$(4,901)

Loss per share:
Basic and diluted	$(0.17)	$(0.14)

The accompanying notes are an integral part of the condensed consolidated financial statements.

APYX MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(In thousands)

Three Months Ended March 31, 2022 and 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Non-controlling Interest	Total Equity
	Shares	Par Value
Balance at December 31, 2020	34,289	$34	$61,066	$2,621	$138	$63,859
Shares issued on stock options exercises for cash	8	—	21	—	—	21
Stock based compensation	—	—	1,194	—	—	1,194
Shares issued on net settlement of stock options	21	—	—	—	—	—
Net loss	—	—	—	(4,901)	(4)	(4,905)
Balance at March 31, 2021	34,318	$34	$62,281	$(2,280)	$134	$60,169

Balance at December 31, 2021	34,410	$34	$66,221	$(12,551)	$305	$54,009
Shares issued on stock options exercises for cash	24	—	152	—	—	152
Stock based compensation	—	—	1,650	—	—	1,650
Shares issued on net settlement of stock options	19	—	—	—	—	—
Net loss	—	—	—	(5,945)	(23)	(5,968)
Balance at March 31, 2022	34,453	$34	$68,023	$(18,496)	$282	$49,843

The accompanying notes are an integral part of the condensed consolidated financial statements.

APYX MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	(5,968)	(4,905)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	225	227
Provision for inventory obsolescence	85	—
Loss on disposal of property and equipment	26	—
Stock based compensation	1,650	1,194
Provision for allowance for doubtful accounts	140	6
Changes in operating assets and liabilities:
Trade receivables	475	680
Prepaid expenses and other assets	649	312
Inventories	(371)	(372)
Accounts payable	(51)	782
Accrued and other liabilities	(1,378)	24
Net cash used in operating activities	(4,518)	(2,052)
Cash flows from investing activities
Purchases of property and equipment	(279)	(192)
Net cash used in investing activities	(279)	(192)
Cash flows from financing activities
Proceeds from stock option exercises	152	21
Repayment of finance lease liabilities	(54)	(82)
Net cash provided by (used in) financing activities	98	(61)
Effect of exchange rates on cash	63	(71)
Net change in cash and cash equivalents	(4,636)	(2,376)
Cash and cash equivalents, beginning of period	30,870	41,915
Cash and cash equivalents, end of period	$26,234	$39,539

Cash paid for:
Interest	$8	$4
Income taxes	—	—

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

The Company is an advanced energy technology company with a passion for elevating people’s lives through innovative products, including its Helium Plasma Technology products marketed and sold as Renuvion® and J-Plasma® in surgical markets. Apyx is solely focused on bringing transformative solutions to physicians and their patients. Renuvion® and J-Plasma® offer surgeons a unique ability to provide controlled heat to tissue to achieve their desired results. The Company also leverages its deep expertise and decades of experience in unique waveforms through OEM agreements with other medical device manufacturers.

On March 14, 2022, the U.S. Food and Drug Administration ("FDA") posted a Safety Communication that warns consumers and health care providers against the use of the Company’s Advanced Energy products outside of their FDA-cleared indications for general use in cutting, coagulation, and ablation of soft tissue during open and laparoscopic surgical procedures. Following the Safety Communication, the Company began to experience some slowed demand for the adoption of its Helium Plasma Technology primarily in the U.S. The Company continues to evaluate the full effects the Safety Communication will have on the results of its operations, cash flows and financial position, and expects there will be some continued impact to the results of its operations and cash flows into the second fiscal quarter and possibly beyond.

The Company continues to work with the FDA towards securing 510(k) clearance for additional indications. On April 4, 2022, a 510(k) premarket notification was filed for the use of Renuvion® to improve the appearance of lax (loose) skin in the neck and submental region.

The accompanying unaudited condensed consolidated financial statements have been prepared based upon SEC rules that permit reduced disclosure for interim periods. For a more complete discussion of significant accounting policies and certain other information, please refer to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of management these unaudited condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of results of consolidated operations, cash flows and financial condition for the interim periods shown, including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year.

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

In connection with the Asset Purchase Agreement, the Company entered into an Electro Surgical Disposables and Accessories, Cauteries and Other Products Supply Agreement with Symmetry for a four-year term, whereby it will manufacture certain Core products and sell them to Symmetry at agreed upon prices. Any activity resulting from this agreement is netted and reported in the Condensed Consolidated Statements of Operations as other income (loss). Core activity for the three months ended March 31, 2022, amounted to $0.5 million with cost of sales equivalents of $0.4 million and other related expenses of $0.1 million for approximately $0.0 million of net other loss. Core activity for the three months ended March 31, 2021, amounted to $1.5 million with cost of sales equivalents of $1.2 million and related other expenses of $0.3 million for net other loss of $0.1 million.

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

Inventories consisted of the following:

(In thousands)	March 31, 2022	December 31, 2021
Raw materials	$3,487	$3,603
Work in process	1,818	1,441
Finished goods	2,062	1,997
Gross inventories	7,367	7,041
Less: provision for obsolescence	(348)	(263)
Inventories, net	$7,019	$6,778

NOTE 5.     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
Accrued payroll	$855	$546
Accrued bonuses	571	2,117
Accrued commissions	954	1,656
Accrued product warranties	593	593
Accrued product liability claim insurance deductibles	597	610
Short-term contract liabilities	759	533
Joint and several payroll liability	986	1,027
Uncertain tax positions	1,916	1,863
Sales tax payable	163	428
Other accrued expenses and current liabilities	1,443	914
Total accrued expenses and other current liabilities	$8,837	$10,287

During April 2022, the Company was relieved of approximately $650,000 of its joint and several payroll liability due to the lapse of the statute of limitations on the liability.

NOTE 6.     CHINA JOINT VENTURE

In 2019, the Company executed a joint venture agreement with its Chinese supplier ("China JV") whereby the Company has a 51% interest. The China JV has been consolidated in these condensed consolidated financial statements. The agreement required the Company to make capital contributions into the newly formed entity of approximately $357,000, which had been fully funded as of December 31, 2021. As of the date of these condensed consolidated financial statements, the China JV has not commenced principal operations.

Changes in the Company's investment in the China JV were as follows:

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2022	2021
Beginning interest in China JV	$317	$144
Net loss attributable to Apyx	(23)	(4)
Ending interest in China JV	$294	$140

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

	Three Months Ended March 31,
(in thousands, except per share data)	2022	2021
Numerator:
Net loss attributable to stockholders	$(5,945)	$(4,901)

Denominator:
Weighted average shares outstanding - basic and diluted	34,429	34,302

Loss per share:
Basic and diluted	$(0.17)	$(0.14)

Anti-dilutive instruments excluded from diluted loss per common share:
Options	6,796	5,559

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

The Company recognized approximately $1,650,000 in stock-based compensation expense for the three months ended March 31, 2022, as compared with $1,194,000 for the three months ended March 31, 2021.

Stock option activity is summarized as follows:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2021	5,397,691	$5.95
Granted	1,478,419	10.96
Exercised	(65,840)	5.96
Canceled and forfeited	(14,526)	10.23
Outstanding at March 31, 2022	6,795,744	$7.03

The Company allows stock option holders to exercise stock-based awards by surrendering stock-based awards with an intrinsic value equal to the cumulative exercise price of the stock-based awards being exercised, referred to as net settlements. These surrenders are included in stock options exercised in the options rollforward above. For the three months ended March 31, 2022 and 2021, respectively, we received 22,654 and 15,441 options as payment in the exercise of 19,013 and 21,141 options.

Common shares required to be issued upon the exercise of stock options would be issued from authorized and unissued shares. The Company calculated the grant date fair value of options granted in 2022 ("2022 Grants") utilizing a Black Scholes model.

2022 Grants
Strike price	$10.96
Risk-free rate	1.6%
Expected dividend yield	—
Expected volatility	69.6%
Expected term (in years)	6

NOTE 9.     INCOME TAXES

Income tax expense was approximately $70,000 and $66,000 with effective tax rates of (1.2)% and (1.4)% for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022 and 2021, the effective rates differ from the statutory rate primarily due to the full valuation allowance recorded on the NOL generated during the period, combined with interest and penalties on uncertain tax positions.

The Company has gross unrecognized tax benefits of approximately $1,313,000 at March 31, 2022. It recognized accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the condensed consolidated financial statements. As of March 31, 2022, the Company had approximately $603,000 in accrued interest and penalties related to unrecognized tax benefits. Included in the income tax expense (benefit) for the three months ended March 31, 2022 and 2021, respectively, are approximately $53,000 and $48,000 of interest and penalties on the Company's uncertain tax positions. If the Company were to prevail on all uncertain tax positions, the resulting impact will be material as the Company will recognize approximately $1,916,000 of income tax benefits in the consolidated statement of operations. It is expected that all of the uncertain tax positions should be resolved by October 2022.

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

During December 2021, the Company provided notice of contract termination to an international distributor of the Company. In March 2022, the Company received a letter from the former distributor citing improper contract termination and alleging damages. While the matter is still in the early stages, management has determined that a loss is probable and that a range of estimated losses is approximately $250,000 to $1,000,000. The Company has recorded an estimated loss of $250,000 in professional services in the accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 2022. It is at least possible that a change in the actual amount of loss will occur in the near term, though management expects the actual amount of loss will be within the estimated range of losses.

Purchase Commitments

At March 31, 2022, the Company had purchase commitments totaling approximately $7.5 million, substantially all of which is expected to be purchased within the next twelve months.

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

The partner in the Company's China JV is also a supplier to the Company. For the three months ended March 31, 2022 and 2021, the Company made purchases from this supplier of approximately $124,000 and $116,000, respectively. At March 31, 2022 and December 31, 2021, respectively, the Company owed this supplier approximately $10,000 and $1,000.

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

Summarized financial information with respect to reportable segments is as follows:

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	Three Months Ended March 31, 2022
(In thousands)	Advanced Energy	OEM	Corporate & Other	Total
Sales	$10,814	$1,679	$—	$12,493

Income (loss) from operations	(1,339)	317	(4,849)	(5,871)

Interest income	—	—	2	2
Interest expense	—	—	(8)	(8)
Other loss, net	—	—	(21)	(21)
Income tax expense	—	—	70	70

	Three Months Ended March 31, 2021
(In thousands)	Advanced Energy	OEM	Corporate & Other	Total
Sales	$7,660	$978	$—	$8,638

Loss from operations	(602)	(3)	(4,140)	(4,745)

Interest income	—	—	3	3
Interest expense	—	—	(4)	(4)
Other loss, net	—	—	(93)	(93)
Income tax expense	—	—	66	66

International sales represented approximately 39.6% of total revenues for the three months ended March 31, 2022, as compared with approximately 35.6% of total revenues for the three months ended March 31, 2021.

Revenue by geographic region, based on the customer's “ship to” location on the invoice, are as follows:

	Three Months Ended March 31,
(In thousands)	2022	2021
Sales by Domestic and International
Domestic	$7,548	$5,566
International	4,945	3,072
Total	$12,493	$8,638

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

Executive Level Overview

We are an advanced energy technology company with a passion for elevating people’s lives through innovative products, including our Helium Plasma Technology products marketed and sold as Renuvion® and J-Plasma® in surgical markets. We are solely focused on bringing transformative solutions to physicians and their patients. Renuvion® and J-Plasma® offer surgeons a unique ability to provide controlled heat to tissue to achieve their desired results. We also leverage our deep expertise and decades of experience in unique waveforms through OEM agreements with other medical device manufacturers.

On March 14, 2022, the U.S. Food and Drug Administration ("FDA") posted a Safety Communication that warns consumers and health care providers against the use of our Advanced Energy products outside of their FDA-cleared indications for general use in cutting, coagulation, and ablation of soft tissue during open and laparoscopic surgical procedures. Following the Safety Communication, we began to experience some slowed demand for the adoption of our Helium Plasma Technology primarily in the U.S. We continue to evaluate the full effects the Safety Communication will have on the results of our operations, cash flows and financial position, and expects there will be some continued impact to the results of our operations and cash flows into the second fiscal quarter and possibly beyond.

We continue to work with the FDA towards securing 510(k) clearance for additional indications. On April 4, 2022, a 510(k) premarket notification was filed for the use of Renuvion® to improve the appearance of lax (loose) skin in the neck and submental region.

We continue to drive sales in our Advanced Energy business by increasing the adoption and utilization of our handpieces by surgeons in the U.S. and fulfilling demand from distributors in our international markets. Management estimates that our products have been sold in more than 60 countries. As of March 31, 2022, we had a direct sales force of 31 field-based selling professionals and utilized 2 independent sales agencies. We also had 5 sales managers. This selling organization is focused on the use of Renuvion® and J-Plasma® in the surgical markets, supported by our global medical affairs team. This global team of clinical support specialists focuses on supporting our users to ensure optimal outcomes for their patients. In addition, we have invested in training programs and marketing-related activities to support accelerated adoption of Renuvion® into surgeons' practices.

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

In response to the global supply chain instability and inflationary cost increases, we continue to take action to minimize, as much as possible, any potential adverse impacts by working closely with our suppliers to closely monitor the availability of raw material components (i.e. semiconductors and plastics), lead times, and freight carrier availability. We expect global supply

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

chain instability will continue to have an impact on our business, but to date that has not been material to our financial performance. The consequences of the pandemic, global supply chain instability and inflationary cost increases and their adverse impact to the global economy, continue to evolve. Accordingly, the significance of the future impact to our business and financial statements remains subject to significant uncertainty.

We strongly encourage investors to visit our website: www.apyxmedical.com to view the most current news and to review our filings with the Securities and Exchange Commission.

Results of Operations

Sales

	Three Months Ended March 31,
(In thousands)	2022	2021	Change
Sales by Reportable Segment
Advanced Energy	$10,814	$7,660	41.2%
OEM	1,679	978	71.7%
Total	$12,493	$8,638	44.6%

Sales by Domestic and International
Domestic	$7,548	$5,566	35.6%
International	4,945	3,072	61.0%
Total	$12,493	$8,638	44.6%

Total revenue increased by 44.6%, or approximately $3.9 million, for the three months ended March 31, 2022 when compared with the three months ended March 31, 2021. Advanced Energy segment sales increased 41.2%, or approximately $3.2 million, for the three months ended March 31, 2022 when compared with the three months ended March 31, 2021. The Advanced Energy sales increase was driven by an increase in global utilization based demand for our handpieces and adoption of our generator technology in international markets. This increase was partially offset by a decrease in the adoption of our generator technology in the U.S. following the FDA Safety Communication on March 14, 2022.

OEM segment sales increased 71.7%, or approximately $0.7 million, for the three months ended March 31, 2022 when compared with the three months ended March 31, 2021. The increase in OEM sales was due to increases in sales volume to existing customers, including Symmetry Surgical under our 10-year generator manufacturing and supply agreement.

International sales represented approximately 39.6% of total revenues for the three months ended March 31, 2022, as compared with 35.6% of total revenues for the same prior year period. Management estimates our products have been sold in more than 60 countries through local dealers coordinated by sales and marketing personnel through our facilities in Clearwater, Florida and Sofia, Bulgaria.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Gross Profit

	Three Months Ended March 31,
(In thousands)	2022	2021	Change
Cost of sales	$4,274	$2,778	53.9%
Percentage of sales	34.2%	32.2%

Gross profit	$8,219	$5,860	40.3%
Percentage of sales	65.8%	67.8%
Gross profit for the three months ended March 31, 2022, increased 40.3% to $8.2 million, compared to $5.9 million for the same period in the prior year. Gross margin for the three months ended March 31, 2022, was 65.8%, compared to 67.8% for the same period in 2021.

The decrease in gross profit margins for the three months ended March 31, 2022 from the prior year period is primarily attributable to sales mix between our two segments, with our OEM segment comprising a higher percentage of total sales, product and geographic mix within our Advanced Energy segment, and higher costs to manufacture our inventory as we continue to experience higher shipping costs. These decreases were partially offset by the mix of newer product models as we obtain registrations, allowing these products to be introduced into the markets we serve.

Other Costs and Expenses
Research and development

	Three Months Ended March 31,
(In thousands)	2022	2021	Change
Research and development expense	$1,158	$1,115	3.9%
Percentage of sales	9.3%	12.9%

Research and development expenses increased 3.9% for the three months ended March 31, 2022, primarily due to increased labor and benefit costs from the same period in the prior year ($0.1 million). These increased costs were partially offset by lower spending on our two investigational device exemption (IDE) clinical studies and other product development initiatives ($0.1 million).

Professional services

	Three Months Ended March 31,
(In thousands)	2022	2021	Change
Professional services expense	$2,286	$1,521	50.3%
Percentage of sales	18.3%	17.6%

Professional services expense increased 50.3% for the three months ended March 31, 2022 as compared to the same period in the prior year, primarily attributable to increases in legal expenses ($0.4 million), physician consulting fees ($0.3 million) and Board of Directors option expense ($0.1 million).

Salaries and related costs

	Three Months Ended March 31,
(In thousands)	2022	2021	Change
Salaries and related expenses	$5,181	$4,245	22.0%
Percentage of sales	41.5%	49.1%

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

During the three months ended March 31, 2022, salaries and related expenses increased 22.0%, primarily driven by higher compensation and benefits ($0.5 million), stock compensation expense ($0.3 million) and bonus expense ($0.1 million) as compared to the same period in the prior year.

Selling, general and administrative expenses

	Three Months Ended March 31,
(In thousands)	2022	2021	Change
SG&A expense	$5,465	$3,724	46.8%
Percentage of sales	43.7%	43.1%

During the three months ended March 31, 2022, selling, general and administrative expense increased 46.8%, primarily driven by increased advertising expense, including trade show fees and related costs ($0.7 million), higher employee training and other meeting expenses ($0.5 million), travel and entertainment expense ($0.4 million), commissions on Advanced Energy sales ($0.2 million) and higher bad debt expenses ($0.1 million). These increases were partially offset by a decrease in OEM product recall costs ($0.2 million) as we experienced no product recalls in 2022.

Income Taxes

	Three Months Ended March 31,
(In thousands)	2022	2021	Change
Income tax expense (benefit)	$70	$66	(6.1)%
Effective tax rate	(1.2)%	(1.4)%

Our income tax expense (benefit) was approximately $70,000 and $66,000 with effective tax rates of (1.2)% and (1.4)% for the three months ended March 31, 2022 and 2021, respectively. For the three and three months ended March 31, 2022 and 2021, the effective rates differ from statutory rates primarily due to the full valuation allowance recorded on our NOL generated during the periods, combined with interest and penalties on our uncertain tax positions.

Liquidity and Capital Resources

Our working capital at March 31, 2022 was approximately $43.2 million compared with $47.5 million at December 31, 2021. The decrease in working capital from December 31, 2021 was primarily due to the net loss incurred by the Company during the first quarter of 2022, excluding non-cash activity, comprised primarily of stock-based compensation expense.

For the three months ended March 31, 2022, net cash used in operating activities was approximately $4.5 million, which principally funded our loss from operations of $5.9 million, compared with net cash used in operating activities of approximately $2.1 million in the same period for 2021.

Net cash used in investing activities for the three months ended March 31, 2022 and 2021, was $0.3 million and $0.2 million, respectively, related to investments in property and equipment.

At March 31, 2022, we had purchase commitments totaling approximately $7.5 million, substantially all of which is expected to be purchased within the next twelve months.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Critical Accounting Estimates

In preparing the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), we have adopted various accounting policies. Our most significant accounting policies are disclosed in Note 2 to the consolidated financial statements included in our 2021 Form 10-K, filed with the SEC on March 17, 2022.

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

As a result of historical losses and our expectation to continue to generate losses in the near future, we recorded a valuation allowance on our net deferred tax assets. Exclusive of the carryback provisions of the CARES Act and the associated income tax benefit recognized in 2020, we do not anticipate recording an income tax benefit related to our deferred tax assets. We will reassess the realization of deferred tax assets each reporting period and will be able to reduce the valuation allowance to the extent our results of operations improve, and it becomes more likely than not that the deferred tax assets will be realized. As Management has not fully determined the timing of when it will generate taxable income in the U.S., we continued to record a valuation allowance on the net deferred tax assets balance as of March 31, 2022.

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

Recent Accounting Pronouncements

See Note 2 of the Notes to Condensed Consolidated Financial Statements.

APYX MEDICAL CORPORATION
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

APYX MEDICAL CORPORATION
ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has established and maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2022, the Company's disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

APYX MEDICAL CORPORATION
PART II.     Other Information

ITEM 1. Legal Proceedings

See Note 10 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

APYX MEDICAL CORPORATION
ITEM 1A. Risk factors

There have been no material changes to the risk factors described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

APYX MEDICAL CORPORATION
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not Applicable.

ITEM 5. Other Information

None.

APYX MEDICAL CORPORATION
ITEM 6. Exhibits

3.1	Articles of Incorporation of the Registrant (Incorporated by reference to the Registrant’s report on Form 10-K/A filed on March 31, 2011)
3.2	By laws of the Registrant (Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A filed on March 31, 2011)
3.3	Certificate of Amendment of the Certificate of Incorporation of the Registrant (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 3, 2017)
3.4	Certificate of Elimination (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 3, 2018)
3.5	Certificate of Amendment of the Certificate of Incorporation of the Registrant (Incorporated by reference to the Registrant's Current Report of Form 8-K filed on December 28, 2018)
31.1*	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2*	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Label Presentation Document

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

Apyx Medical Corporation

Date: May 12, 2022	By:	/s/ Charles D. Goodwin II
Charles D. Goodwin II
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 12, 2022	By:	/s/ Tara Semb
Tara Semb
Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer)