Form 10-Q
period 2022-06-30
Apyx Medical Corp
filed 2022-08-11
CIK 719135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
	Commission File Number:	0-12183

APYX MEDICAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	11-2644611
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

As of August 10, 2022, 34,573,034 shares of the registrant’s $0.001 par value common stock were outstanding.

APYX MEDICAL CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended June 30, 2022

PART I.     Financial Information

ITEM 1. Condensed Consolidated Financial Statements

APYX MEDICAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2022 (Unaudited)	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$20,063	$30,870
Trade accounts receivable, net of allowance of $629 and $430	10,340	13,038
Income tax receivables	7,642	7,642
Other receivables	33	483
Inventories, net of provision for obsolescence of $360 and $263	9,677	6,778
Prepaid expenses and other current assets	2,770	1,926
Total current assets	50,525	60,737
Property and equipment, net of accumulated depreciation and amortization of $5,245 and $5,316	6,842	6,575
Operating lease right-of-use assets	659	121
Finance lease right-of-use assets	176	178
Other assets	1,269	1,110
Total assets	$59,471	$68,721

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,587	$2,631
Accrued expenses and other current liabilities	8,570	10,287
Current portion of operating lease liabilities	110	122
Current portion of finance lease liabilities	85	165
Total current liabilities	11,352	13,205
Long-term operating lease liabilities	514	—
Long-term finance lease liabilities	93	18
Long-term contract liabilities	1,207	1,323
Other liabilities	142	166
Total liabilities	13,308	14,712
EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized; 34,493,085 issued and outstanding as of June 30, 2022, and 34,409,912 issued and outstanding as of December 31, 2021	34	34
Additional paid-in capital	69,793	66,221
Accumulated deficit	(23,922)	(12,551)
Total stockholders’ equity	45,905	53,704
Non-controlling interest	258	305
Total equity	46,163	54,009
Total liabilities and equity	$59,471	$68,721

The accompanying notes are an integral part of the condensed consolidated financial statements.

APYX MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Sales	$10,292	$11,224	$22,785	$19,862
Cost of sales	3,378	3,690	7,652	6,468
Gross profit	6,914	7,534	15,133	13,394
Other costs and expenses:
Research and development	1,070	1,084	2,228	2,199
Professional services	2,389	1,889	4,675	3,410
Salaries and related costs	4,892	4,343	10,073	8,588
Selling, general and administrative	4,539	4,261	10,004	7,985
Total other costs and expenses	12,890	11,577	26,980	22,182
Loss from operations	(5,976)	(4,043)	(11,847)	(8,788)
Interest income	18	4	20	7
Interest expense	(3)	(2)	(11)	(6)
Other income, net	607	97	586	4
Total other income, net	622	99	595	5
Loss before income taxes	(5,354)	(3,944)	(11,252)	(8,783)
Income tax expense	96	107	166	173
Net loss	(5,450)	(4,051)	(11,418)	(8,956)
Net loss attributable to non-controlling interest	(24)	(5)	(47)	(9)
Net loss attributable to stockholders	$(5,426)	$(4,046)	$(11,371)	$(8,947)

Loss per share:
Basic and diluted	$(0.16)	$(0.12)	$(0.33)	$(0.26)

The accompanying notes are an integral part of the condensed consolidated financial statements.

APYX MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(In thousands)

Three Months Ended June 30, 2022 and 2021
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Total Equity
	Shares	Par Value
Balance at March 31, 2021	34,318	$34	$62,281	$(2,280)	$134	$60,169
Contributions from non-controlling interest	—	—	—	—	195	195
Stock based compensation	—	—	1,369	—	—	1,369
Shares issued on net settlement of stock options	5	—	—	—	—	—
Net loss	—	—	—	(4,046)	(5)	(4,051)
Balance at June 30, 2021	34,323	$34	$63,650	$(6,326)	$324	$57,682

Balance at March 31, 2022	34,453	$34	$68,023	$(18,496)	$282	$49,843
Shares issued on stock options exercises for cash	20	—	56	—	—	56
Stock based compensation	—	—	1,714	—	—	1,714
Shares issued on net settlement of stock options	20	—	—	—	—	—
Net loss	—	—	—	(5,426)	(24)	(5,450)
Balance at June 30, 2022	34,493	$34	$69,793	$(23,922)	$258	$46,163

Six Months Ended June 30, 2022 and 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Non-controlling Interest	Total
	Shares	Par Value
Balance at December 31, 2020	34,289	$34	$61,066	$2,621	$138	$63,859
Contributions from non-controlling interest	—	—	—	—	195	195
Shares issued on stock options exercises for cash	8	—	21	—	—	21
Stock based compensation	—	—	2,563	—	—	2,563
Shares issued on net settlement of stock options	26	—	—	—	—	—
Net loss	—	—	—	(8,947)	(9)	(8,956)
Balance at June 30, 2021	34,323	$34	$63,650	$(6,326)	$324	$57,682

Balance at December 31, 2021	34,410	$34	$66,221	$(12,551)	$305	$54,009
Shares issued on stock options exercises for cash	44	—	208	—	—	208
Stock based compensation	—	—	3,364	—	—	3,364
Shares issued on net settlement of stock options	39	—	—	—	—	—
Net loss	—	—	—	(11,371)	(47)	(11,418)
Balance at June 30, 2022	34,493	$34	$69,793	$(23,922)	$258	$46,163

The accompanying notes are an integral part of the condensed consolidated financial statements.

APYX MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	(11,418)	(8,956)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	472	440
Provision for inventory obsolescence	139	13
Loss on disposal of property and equipment	47	—
Stock based compensation	3,364	2,563
Provision for allowance for doubtful accounts	284	46
Changes in operating assets and liabilities:
Trade receivables	2,236	(656)
Prepaid expenses and other assets	(549)	(1,160)
Inventories	(3,187)	(1,198)
Accounts payable	33	1,296
Accrued and other liabilities	(1,811)	554
Net cash used in operating activities	(10,390)	(7,058)
Cash flows from investing activities
Purchases of property and equipment	(680)	(221)
Net cash used in investing activities	(680)	(221)
Cash flows from financing activities
Proceeds from stock option exercises	208	21
Repayment of finance lease liabilities	(108)	(120)
Contributions from non-controlling interests	—	195
Net cash provided by financing activities	100	96
Effect of exchange rates on cash	163	(62)
Net change in cash and cash equivalents	(10,807)	(7,245)
Cash and cash equivalents, beginning of period	30,870	41,915
Cash and cash equivalents, end of period	$20,063	$34,670

Cash paid for:
Interest	$11	$4
Income taxes	8	13

Non cash activities:
Right-of-use assets capitalized and operating lease liabilities recognized upon lease modification	$600	$—
Right-of-use assets capitalized and finance lease liabilities recognized upon execution of lease	$103	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.     BASIS OF PRESENTATION

Apyx Medical Corporation (“Company”, “Apyx”, “it” and similar terms) was incorporated in 1982, under the laws of the State of Delaware and has its principal executive office at 5115 Ulmerton Road, Clearwater, FL 33760.

The Company is an advanced energy technology company with a passion for elevating people’s lives through innovative products, including its Helium Plasma Technology products marketed and sold as Renuvion® in the cosmetic surgery and J-Plasma® in the hospital surgical market. Renuvion® and J-Plasma® offer surgeons a unique ability to provide controlled heat to tissue to achieve their desired results. The Company also leverages its deep expertise and decades of experience in unique waveforms through OEM agreements with other medical device manufacturers.

On March 14, 2022, the U.S. Food and Drug Administration (“FDA”) posted a Safety Communication that warns consumers and health care providers against the use of the Company’s Advanced Energy products outside of their FDA-cleared indications for general use in cutting, coagulation, and ablation of soft tissue during open and laparoscopic surgical procedures. Following the Safety Communication, the Company experienced slowed demand for the adoption of its Helium Plasma Technology.

On May 26, 2022, the Company announced that it had received 510(k) clearance from the FDA for the use of the Renuvion® Dermal Handpiece for specific dermal resurfacing procedures. On July 18, 2022, the Company announced that it had received 510(k) clearance from the FDA for the use of the Renuvion® APR Handpiece for certain skin contraction procedures. Management believes that receiving these clearances should materially mitigate the financial effects of the Safety Communication in future periods.

On June 2, 2022, and July 21, 2022, FDA updated the Medical Device Safety Communication to recognize the new 510(k) clearances for the Renuvion® Dermal handpiece, and the expanded indications for the Renuvion® APR handpieces. The 510(k) clearance for the Renuvion® Dermal handpiece allows surgeons to perform dermal resurfacing procedures for the treatment of moderate to severe wrinkles and rhytides, limited to patients with Fitzpatrick Skin Types I, II or III. The 510(k) clearance for the Renuvion® APR handpieces now addresses improving the appearance of lax (loose) skin in the neck and submental region.

The accompanying unaudited condensed consolidated financial statements have been prepared based upon SEC rules that permit reduced disclosure for interim periods. For a more complete discussion of significant accounting policies and certain other information, please refer to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of management these condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of results of consolidated operations and financial condition for the interim periods shown, including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year.

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

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 3.     DISPOSAL OF BUSINESS

On August 30, 2018, the Company closed on a definitive asset purchase agreement (the “Asset Purchase Agreement”) with Specialty Surgical Instrumentation Inc., a Tennessee Corporation and wholly owned subsidiary of Symmetry Surgical Inc. (“Symmetry”), pursuant to which the Company divested and sold the Company’s electrosurgical “Core” business segment and related intellectual property, including the Bovie® brand and trademarks, to Symmetry for gross proceeds of $97 million in cash.

In connection with the Asset Purchase Agreement, the Company entered into an Electro Surgical Disposables and Accessories, Cauteries and Other Products Supply Agreement with Symmetry for a four-year term, whereby it will manufacture certain Core products and sell them to Symmetry at agreed upon prices. Any activity resulting from this agreement is netted and reported in the Condensed Consolidated Statements of Operations as other income (loss). Core activity for the three months ended June 30, 2022, amounted to $0.0 million with cost of sales equivalents of $0.0 million and other related expenses of $0.1 million for approximately no net other income (loss). Core activity for the three months ended June 30, 2021, amounted to $2.2 million with cost of sales equivalents of $1.8 million and related other expenses of $0.3 million for net other income of $0.1 million. Core activity for the six months ended June 30, 2022, amounted to $0.6 million with cost of sales equivalents of $0.5 million and other related expenses of $0.1 million for net other loss of $0.1 million. Core activity for the six months ended June 30, 2021, amounted to $3.6 million with cost of sales equivalents of $3.0 million and net other related operating expenses of $0.6 million for approximately no net other income.

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

Inventories consisted of the following:

(In thousands)	June 30, 2022	December 31, 2021
Raw materials	$4,547	$3,603
Work in process	2,192	1,441
Finished goods	3,298	1,997
Gross inventories	10,037	7,041
Less: provision for obsolescence	(360)	(263)
Inventories, net	$9,677	$6,778

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 5.     LEASES

Operating Leases

The Company leases its facility in Sofia, Bulgaria and vehicles in Clearwater, Florida under non-cancelable operating lease agreements. During the three months ended June 30, 2022, the Company entered into a five year extension of its Sofia, Bulgaria facility. These operating leases have terms expiring through December 2027.

Finance Leases

The Company has entered into non-cancelable finance leases for certain computer equipment and a vehicle in Clearwater, Florida. During the three months ended June 30, 2022, the Company entered into a 63 month lease for computer equipment. These finance leases have terms expiring through July 2027.

Information about the Company’s weighted average remaining lease terms and discount rate assumptions are as follows:

	June 30, 2022		December 31, 2021
	Operating	Finance	Operating	Finance
Weighted average remaining lease term (in years)	5.5	3.2	1.0	0.8
Weighted average discount rate	1.83%	3.04%	3.98%	4.00%

Maturities of lease liabilities as of June 30, 2022 are as follows:

(In thousands)	Operating	Finance
2022	$61	$70
2023	119	40
2024	119	21
2025	119	21
2026	119	21
Thereafter	119	12
Total lease payments	656	185
Less imputed interest	(32)	(7)
Present value of lease liabilities	624	178
Less current portion of lease liabilities	(110)	(85)
Long-term portion of lease liabilities	$514	$93

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 6.     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	June 30, 2022	December 31, 2021
Accrued payroll	$621	$546
Accrued bonuses	802	2,117
Accrued commissions	1,074	1,656
Accrued product warranties	611	593
Accrued product liability claim insurance deductibles	597	610
Accrued professional fees and legal related contingent liabilities	1,091	421
Joint and several payroll liability	405	1,027
Short-term contract liabilities	821	533
Uncertain tax positions	1,970	1,863
Sales tax payable	143	428
Other accrued expenses and current liabilities	435	493
Total accrued expenses and other current liabilities	$8,570	$10,287

During April 2022, the Company was relieved of approximately $650,000 of its joint and several payroll liability due to the lapse of the statute of limitations on the liability. This adjustment is included in other income, net for the three and six months ended June 30, 2022.

NOTE 7.     CHINA JOINT VENTURE

In 2019, the Company executed a joint venture agreement with its Chinese supplier (the “China JV”) whereby the Company has a 51% interest. The China JV has been consolidated in these condensed consolidated financial statements. The agreement required the Company to make capital contributions into the newly formed entity of approximately $357,000, which had been fully funded as of December 31, 2021. As of the date of these condensed consolidated financial statements, the China JV has not commenced principal operations.

Changes in the Company’s investment in the China JV were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Beginning interest in China JV	$294	$140	$317	$144
Contributions	$—	$203	$—	$203
Net loss attributable to Apyx	$(25)	$(5)	$(48)	$(9)
Ending interest in China JV	$269	$338	$269	$338

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2022	2021	2022	2021
Numerator:
Net loss attributable to stockholders	$(5,426)	$(4,046)	$(11,371)	$(8,947)

Denominator:
Weighted average shares outstanding - basic and diluted	34,464	34,321	34,447	34,312

Loss per share:
Basic and diluted	$(0.16)	$(0.12)	$(0.33)	$(0.26)

Anti-dilutive instruments excluded from diluted loss per common share:
Options	6,679	5,561	6,679	5,561

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 9.     STOCK-BASED COMPENSATION

Under the Company’s stock option plans, the Board of Directors may grant restricted stock and options to purchase common shares to the Company's employees, officers, directors and consultants. The Company accounts for stock options in accordance with FASB ASC Topic 718, Compensation - Stock Compensation, with stock-based compensation expense recognized over the vesting period based on the fair value on the grant date utilizing the Black-Scholes model, which includes a number of estimates that affect the grant date fair value and the amount of expense to recognize.

The Company recognized approximately $1,714,000 and $3,364,000, respectively, in stock-based compensation expense during the three and six months ended June 30, 2022, as compared with $1,369,000 and $2,563,000, respectively, for the three and six months ended June 30, 2021.

Stock option activity is summarized as follows:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2021	5,397,691	$5.95
Granted	1,478,419	10.96
Exercised	(119,840)	4.46
Canceled and forfeited	(76,997)	9.81
Outstanding at June 30, 2022	6,679,273	$7.04

The Company allows stock option holders to exercise stock-based awards by surrendering stock-based awards with an intrinsic value equal to the cumulative exercise price of the stock-based awards being exercised, referred to as net settlements. These surrenders are included in stock options exercised in the options rollforward above. For the three months ended June 30, 2022 and 2021, respectively, we received 14,013 and 6,614 options as payment in the exercise of 19,987 and 4,886 options. For the six months ended June 30, 2022 and 2021, respectively, we received 36,667 and 22,055 options as payment in the exercise of 39,000 and 26,027 options.

Common shares required to be issued upon the exercise of stock options would be issued from authorized and unissued shares. The Company calculated the grant date fair value of options granted in 2022 (“2022 Grants”) utilizing a Black-Scholes model.

2022 Grants
Strike price	$10.96
Risk-free rate	1.6%
Expected dividend yield	—
Expected volatility	69.6%
Expected term (in years)	6

NOTE 10.     INCOME TAXES

Income tax expense was approximately $96,000 and $107,000 with effective tax rates of (1.8)% and (2.7)% for the three months ended June 30, 2022 and 2021, respectively. Income tax expense was approximately $166,000 and $173,000 with effective tax rates of (1.5)% and (2.0)% for the six months ended June 30, 2022 and 2021, respectively. For the three and six months ended June 30, 2022 and 2021, the effective rates differ from the statutory rate primarily due to the full valuation allowance recorded on the net operating loss (“NOL”) generated during the period, combined with interest and penalties on uncertain tax positions.

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The Company has gross unrecognized tax benefits of approximately $1,313,000 at June 30, 2022. It recognized accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the condensed consolidated financial statements. As of June 30, 2022, the Company had approximately $657,000 in accrued interest and penalties related to unrecognized tax benefits. Included in the income tax expense for the three months ended June 30, 2022 and 2021, respectively, are approximately $53,000 and $51,000 of interest and penalties on the Company's uncertain tax positions. Included in the income tax expense for the six months ended June 30, 2022 and 2021, respectively, are approximately $105,000 and $99,000 of interest and penalties on the Company's uncertain tax positions. If the Company were to prevail on all uncertain tax positions, the resulting impact will be material as the Company will recognize approximately $1,970,000 of income tax benefits in the consolidated statement of operations. During June 2022, the Company was notified by the Internal Revenue Service (“IRS”) that it is examining the Company’s 2018, 2019 and 2020 federal income tax returns. The examination is expected to be completed no later than May 2023. It is expected that all of the uncertain tax positions should be resolved with the completion of the IRS examination.

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

During December 2021, the Company provided notice of contract termination to an international distributor of the Company. In March 2022, the Company received a letter from the former distributor citing improper contract termination and alleging damages. While the matter is still in the early stages, management has determined that a loss is probable and that a range of estimated losses is approximately $250,000 to $1,000,000. The Company has recorded an estimated loss of $250,000 in professional services in the accompanying Condensed Consolidated Statement of Operations for the six months ended June 30, 2022. It is at least possible that a change in the actual amount of loss will occur in the near term, though management expects the actual amount of loss will be within the estimated range of losses.

In addition, as previously disclosed with the U.S. Securities and Exchange Commission on the Company’s Current Report on Form 8-K filed June 7, 2022, on June 6, 2022, a complaint (the “Complaint”) was filed in the United States District Court for the Middle District of Florida by plaintiff William E. Hattaway, individually and on behalf of all others similarly situated against the Company, Charles D. Goodwin (“Goodwin”), the Company’s President and Chief Executive Officer and a member of the Company’s Board of Directors, and Tara Semb (“Semb”), the Company’s Chief Financial Officer, Treasurer and Secretary, alleging violations by the Company, Goodwin and Semb of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, primarily related to certain public statements and disclosures concerning the off-label usage of certain of the Company’s Advanced Energy products and the impact such usage would have on the Company’s business, operations and prospects. The Complaint seeks an unspecified amount of damages.

Although the ultimate outcome of this matter cannot be determined with certainty, the Company believes that the allegations stated in the Complaint are without merit. The Company, Goodwin and Semb intend to defend themselves vigorously in the suit. In the opinion of management, such claims are adequately covered by insurance, however, in the event that damages exceed the aggregate coverage limits of our policy or if our insurance carriers disclaim coverage, we believe it is possible that costs associated with this claim could have a material adverse impact on our consolidated results of operations, financial

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

position or cash flows. While the matter is still in the early stages, management has determined that a loss is probable and that a range of estimated losses is approximately $475,000 to $2,500,000. The Company has recorded an estimated loss of $475,000 in professional services in the accompanying Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2022. It is at least possible that a change in the actual amount of loss will occur in the near term, though management expects the actual amount of loss will be within the estimated range of losses.

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

Purchase Commitments

At June 30, 2022, the Company had purchase commitments totaling approximately $5.6 million, substantially all of which is expected to be purchased within the next eighteen months.

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

The partner in the Company's China joint venture is also a supplier to the Company. For the three months ended June 30, 2022 and 2021, the Company made purchases from this supplier of approximately $143,000 and $529,000, respectively. For the six months ended June 30, 2022 and 2021, the Company made purchases from this supplier of approximately $370,000 and $646,000, respectively. At June 30, 2022 and December 31, 2021, respectively, the Company owed this supplier approximately $99,000 and $1,000.

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

The Company’s reportable segments are disclosed as principally organized and managed as two operating segments: Advanced Energy and OEM. “Corporate & Other” includes certain unallocated corporate and administrative costs which were not specifically attributed to any reportable segment. The OEM segment is primarily development and manufacturing contract and product driven, all related expenses are recorded as cost of sales, therefore no segment specific operating expenses are incurred.

Summarized financial information with respect to reportable segments is as follows:

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	Three Months Ended June 30, 2022
(In thousands)	Advanced Energy	OEM	Corporate & Other	Total
Sales	$8,364	$1,928	$—	$10,292

Income (loss) from operations	(1,252)	469	(5,193)	(5,976)

Interest income	—	—	18	18
Interest expense	—	—	(3)	(3)
Other income, net	—	—	607	607
Income tax expense	—	—	96	96

	Three Months Ended June 30, 2021
(In thousands)	Advanced Energy	OEM	Corporate & Other	Total
Sales	$9,978	$1,246	$—	$11,224

Income (loss) from operations	326	263	(4,632)	(4,043)

Interest income	—	—	4	4
Interest expense	—	—	(2)	(2)
Other income, net	—	—	97	97
Income tax expense	—	—	107	107

	Six Months Ended June 30, 2022
(In thousands)	Advanced Energy	OEM	Corporate & Other	Total
Sales	$19,178	$3,607	$—	$22,785

Income (loss) from operations	(2,591)	786	(10,042)	(11,847)

Interest income	—	—	20	20
Interest expense	—	—	(11)	(11)
Other income, net	—	—	586	586
Income tax expense	—	—	166	166

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	Six Months Ended June 30, 2021
(In thousands)	Advanced Energy	OEM	Corporate & Other	Total
Sales	$17,638	$2,224	$—	$19,862

Income (loss) from operations	(276)	260	(8,772)	(8,788)

Interest income	—	—	7	7
Interest expense	—	—	(6)	(6)
Other income, net	—	—	4	4
Income tax expense	—	—	173	173

International sales represented approximately 22.8% and 32.0% of total revenues for the three and six months ended June 30, 2022, respectively, as compared with approximately 34.2% and 34.8% of total revenues for the three and six months ended June 30, 2021, respectively.

Revenue by geographic region, based on the customer's “ship to” location on the invoice, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Sales by Domestic and International
Domestic	$7,947	$7,383	$15,495	$12,949
International	2,345	3,841	7,290	6,913
Total	$10,292	$11,224	$22,785	$19,862

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

Executive Level Overview

We are an advanced energy technology company with a passion for elevating people’s lives through innovative products, including our Helium Plasma Technology products marketed and sold as Renuvion® in the cosmetic surgery market and J-Plasma® in the hospital surgical market. Renuvion® and J-Plasma® offer surgeons a unique ability to provide controlled heat to tissue to achieve their desired results. We also leverage our deep expertise and decades of experience in unique waveforms through OEM agreements with other medical device manufacturers.

On March 14, 2022, the U.S. Food and Drug Administration (“FDA”) posted a Safety Communication that warns consumers and health care providers against the use of our Advanced Energy products outside of their FDA-cleared indications for general use in cutting, coagulation, and ablation of soft tissue during open and laparoscopic surgical procedures. Following the Safety Communication, we experienced slowed demand for the adoption of our Helium Plasma Technology.

On May 26, 2022, we announced that we received 510(k) clearance from the FDA for the use of the Renuvion Dermal Handpiece for specific dermal resurfacing procedures. On July 18, 2022, we announced that we received 510(k) clearance from the FDA for the use of the Renuvion® APR Handpiece for certain skin contraction procedures. We believe that receiving these clearances should materially mitigate the financial effects of the Safety Communication in future periods.

On June 2, 2022, and July 21, 2022, FDA updated the Medical Device Safety Communication to recognize the new 510(k) clearances for the Renuvion® Dermal handpiece, and the expanded indications for the Renuvion® APR handpieces. The 510(k) clearance for the Renuvion® Dermal handpiece allows surgeons to perform dermal resurfacing procedures for the treatment of moderate to severe wrinkles and rhytides, limited to patients with Fitzpatrick Skin Types I, II or III. The 510(k) clearance for the Renuvion® APR handpieces now addresses improving the appearance of lax (loose) skin in the neck and submental region.

We continue to drive sales in our Advanced Energy business by increasing the adoption and utilization of our handpieces by surgeons in the U.S. and fulfilling demand from distributors in our international markets. Management estimates that our products have been sold in more than 60 countries. As of June 30, 2022, we had a direct sales force of 35 field-based selling professionals and utilized 2 independent sales agencies. We also had 5 sales managers. This selling organization is focused on the use of Renuvion® and J-Plasma® in the cosmetic and hospital surgical markets, supported by our global medical affairs team. This global team of clinical support specialists focuses on supporting our users to ensure optimal outcomes for their patients. In addition, we have invested in training programs and marketing-related activities to support accelerated adoption of Renuvion® into surgeons' practices.

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

Our reportable segments are disclosed as principally organized and managed as two operating segments: Advanced Energy and OEM. “Corporate & Other” includes certain unallocated corporate and administrative costs which are not specifically attributed to any reportable segment. The OEM segment is primarily development and manufacturing contract and product driven, and all related expenses are recorded as cost of sales, therefore no segment specific operating expenses are incurred.

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

Results of Operations

Sales

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2022	2021	Change	2022	2021	Change
Sales by Reportable Segment
Advanced Energy	$8,364	$9,978	(16.2)%	$19,178	$17,638	8.7%
OEM	1,928	1,246	54.7%	3,607	2,224	62.2%
Total	$10,292	$11,224	(8.3)%	$22,785	$19,862	14.7%
					(632,000)
Sales by Domestic and International
Domestic	$7,947	$7,383	7.6%	$15,495	$12,949	19.7%
International	2,345	3,841	(38.9)%	7,290	6,913	5.5%
Total	$10,292	$11,224	(8.3)%	$22,785	$19,862	14.7%

Total revenue decreased by 8.3%, or approximately $(0.9) million, for the three months ended June 30, 2022 when compared with the three months ended June 30, 2021. Advanced Energy segment sales decreased 16.2%, or approximately $(1.6) million, for the three months ended June 30, 2022 when compared with the three months ended June 30, 2021. The Advanced Energy sales decrease is due to global decreases in utilization based demand for our handpieces and the adoption of our generator technology following the FDA Safety Communication on March 14, 2022. OEM segment sales increased 54.7%, or approximately $0.7 million, for the three months ended June 30, 2022 when compared with the three months ended June 30, 2021. The increase in OEM sales was due to increases in sales volume to existing customers, including Symmetry Surgical, under our 10-year generator manufacturing and supply agreement, as well as incremental new sales upon the commencement of the supply arrangement related to the completion of the development portion of some of our OEM development agreements.

Total revenue increased by 14.7%, or approximately $2.9 million, for the six months ended June 30, 2022 when compared with the six months ended June 30, 2021. Advanced Energy segment sales increased 8.7%, or approximately $1.5 million, for the six months ended June 30, 2022 when compared with the six months ended June 30, 2021. The Advanced Energy sales increase was driven by an increase in global utilization based demand for our handpieces and adoption of our generator technology in international markets for most of the first quarter. This increase was partially offset by global decreases in utilization based demand for our handpieces and the adoption of our generator technology following the FDA Safety Communication on March 14, 2022. OEM segment sales increased 62.2%, or approximately $1.4 million, for the six months ended June 30, 2022 when compared with the six months ended June 30, 2021. The increase in OEM sales was due to increases in sales volume to existing customers, including Symmetry Surgical, under our 10-year generator manufacturing and supply agreement, as well as incremental new sales upon the commencement of the supply arrangement related to the completion of the development portion of some of our OEM development agreements.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

International sales represented approximately 22.8% and 32.0% of total revenues for the three and six months ended June 30, 2022, respectively, as compared with 34.2% and 34.8% of total revenues for the same period in the prior year. Management estimates our products have been sold in more than 60 countries through local dealers coordinated by sales and marketing personnel through our facilities in Clearwater, Florida and Sofia, Bulgaria.

Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2022	2021	Change	2022	2021	Change
Cost of sales	$3,378	$3,690	(8.5)%	$7,652	$6,468	18.3%
Percentage of sales	32.8%	32.9%		33.6%	32.6%

Gross profit	$6,914	$7,534	(8.2)%	$15,133	$13,394	13.0%
Percentage of sales	67.2%	67.1%		66.4%	67.4%
Gross profit for the three months ended June 30, 2022, decreased 8.2% to $6.9 million, compared to $7.5 million for the same period in the prior year. Gross margin for the three months ended June 30, 2022, was 67.2%, compared to 67.1% for the same period in 2021. The increase in gross profit margins for the three months ended June 30, 2022 from the prior year period is primarily attributable to geographic mix within our Advanced Energy segment, with domestic sales comprising a higher percentage of total sales and the mix of newer product models as we obtain registrations, allowing these products to be introduced into the markets we serve. These margin improvements were partially offset by decreases resulting from changes in the sales mix between our two segments, with our OEM segment comprising a higher percentage of total sales, and higher costs to manufacture our inventory as we continue to experience higher shipping costs.

Gross profit for the six months ended June 30, 2022, increased 13.0% to $15.1 million, compared to $13.4 million for the same period in the prior year. Gross margin for the six months ended June 30, 2022, was 66.4%, compared to 67.4% for the same period in 2021. The decrease in gross profit margins for the six months ended June 30, 2022 from the prior year period is primarily attributable to product mix within our Advanced Energy segment, changes in the sales mix between our two segments, with our OEM segment comprising a higher percentage of total sales, as well as higher costs to manufacture our inventory as we continue to experience higher shipping costs. These decreases were partially offset by the mix of newer product models as we obtain registrations, allowing these products to be introduced into the markets we serve.

Other Costs and Expenses
Research and development

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2022	2021	Change	2022	2021	Change
Research and development expense	$1,070	$1,084	(1.3)%	$2,228	$2,199	1.3%
Percentage of sales	10.4%	9.7%		9.8%	11.1%
Research and development expenses decreased 1.3% for the three months ended June 30, 2022, primarily due to lower spending on our two investigational device exemption (IDE) clinical studies and other product development initiatives ($0.1 million). These decreased costs were partially offset by increased labor and benefit costs from the same period in the prior year ($0.1 million).

Research and development expenses increased 1.3% for the six months ended June 30, 2022, primarily due to increased labor and benefit costs from the same period in the prior year ($0.2 million). These increased costs were partially offset by lower spending on our two investigational device exemption (IDE) clinical studies and other product development initiatives ($0.2 million).

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Professional services

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2022	2021	Change	2021	2021	Change
Professional services expense	$2,389	$1,889	26.5%	$4,675	$3,410	37.1%
Percentage of sales	23.2%	16.8%		20.5%	17.2%

Professional services expense increased 26.5% for the three months ended June 30, 2022, primarily attributable to increases in legal expenses ($0.5 million), primarily associated with the estimated loss recorded for the class action lawsuit, Board of Directors option expense ($0.1 million) and accounting and auditing fees ($0.1 million). These increases were partially offset by decreases in physician consulting fees ($0.1 million), option expense for our partner physicians ($0.1 million) as we added a new member to our Medical Advisory Board in the second quarter of 2021.

Professional services expense increased 37.1% for the six months ended June 30, 2022, primarily attributable to increases in legal expenses ($0.7 million), primarily associated with the estimated loss recorded for the class action lawsuit, physician consulting fees ($0.3 million), Board of Directors option expense ($0.2 million), employee recruitment expense ($0.1 million) and accounting and auditing fees ($0.1 million). These increases were partially offset by a decrease in option expense for our partner physicians ($0.1 million) as we added a new member to our Medical Advisory Board in the second quarter of 2021.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Salaries and related costs

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2022	2021	Change	2022	2021	Change
Salaries and related expenses	$4,892	$4,343	12.6%	$10,073	$8,588	17.3%
Percentage of sales	47.5%	38.7%		44.2%	43.2%

During the three months ended June 30, 2022, salaries and related expenses increased 12.6%, primarily driven by higher compensation and benefits ($0.5 million) and stock compensation expense ($0.3 million) as compared to the same period in the prior year. These increases are partially offset by a decrease in bonus expense ($0.3 million) as we reduced our expected 2022 bonus achievement during the second quarter.

During the six months ended June 30, 2022, salaries and related expenses increased 17.3%, primarily driven by higher compensation and benefits ($1.1 million) and stock compensation expense ($0.6 million) as compared to the same period in the prior year. These increases are partially offset by a decrease in bonus expense ($0.2 million) as we reduced our expected 2022 bonus achievement.

Selling, general and administrative expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2022	2021	Change	2022	2021	Change
SG&A expense	$4,539	$4,261	6.5%	$10,004	$7,985	25.3%
Percentage of sales	44.1%	38.0%		43.9%	40.2%

During the three months ended June 30, 2022, selling, general and administrative expense increased 6.5%, primarily driven by higher travel and entertainment expense ($0.3 million), employee training and other meeting expenses ($0.2 million), advertising expense, including trade show fees and related costs ($0.1 million) and bad debt expense ($0.1 million). These increases were partially offset by lower commissions on Advanced Energy sales ($0.4 million).

During the six months ended June 30, 2022, selling, general and administrative expense increased 25.3%, primarily driven by increased advertising expense, including trade show fees and related costs ($0.8 million), higher employee training and other meeting expenses ($0.8 million), travel and entertainment expense ($0.7 million) and higher bad debt expense ($0.2 million). These increases were partially offset by decreases in commissions on Advanced Energy sales ($0.2 million), OEM product recall costs ($0.2 million) as we experienced no product recalls in 2022, and lower regulatory registration expenses ($0.1 million).

Other income (loss)

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2022	2021	Change	2022	2021	Change
Other income, net	607	$97	525.8%	586	$4	14,550.0%
Percentage of sales	5.9%	0.9%		2.6%	—%

Other income, net increased 525.8% and 14,550.0% for the three and six months ended June 30, 2022, as compared with the same periods in the prior year. This increase was primarily attributable to the release of a portion of our joint and several payroll liability due to the lapse of the statute of limitations on a portion of the liability ($0.6 million).

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2022	2021	Change	2022	2021	Change
Income tax expense (benefit)	$96	$107	10.3%	$166	$173	4.0%
Effective tax rate	(1.8)%	(2.7)%		(1.5)%	(2.0)%

Our income tax expense was approximately $96,000 and $107,000 with effective tax rates of (1.8)% and (2.7)% for the three months ended June 30, 2022 and 2021, respectively. Our income tax expense was approximately $166,000 and $173,000 with effective tax rates of (1.5)% and (2.0)% for the six months ended June 30, 2022 and 2021, respectively. For the three and six months ended June 30, 2022 and 2021, the effective rates differ from statutory rates primarily due to the full valuation allowance recorded on our NOL generated during the periods, combined with interest and penalties on our uncertain tax positions.

Liquidity and Capital Resources

Our working capital at June 30, 2022 was approximately $39.2 million compared with $47.5 million at December 31, 2021. The decrease in working capital from December 31, 2021 was primarily due to the net loss incurred by the Company during the first half of 2022, excluding non-cash activity, comprised primarily of stock-based compensation expense.

For the six months ended June 30, 2022, net cash used in operating activities was approximately $10.4 million, which principally funded our loss from operations of $11.8 million, compared with net cash used in operating activities of approximately $7.1 million in the same period for 2021.

Net cash used in investing activities for the six months ended June 30, 2022 and 2021, was $0.7 million and $0.2 million, respectively, related to investments in property and equipment.

At June 30, 2022, we had purchase commitments totaling approximately $5.6 million, substantially all of which is expected to be purchased within the next eighteen months.

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

As a result of historical losses and our expectation to continue to generate losses in the near future, we recorded a valuation allowance on our net deferred tax assets. Exclusive of the carryback provisions of the CARES Act and the associated income tax benefit recognized in 2020, we do not anticipate recording an income tax benefit related to our deferred tax assets. We will reassess the realization of deferred tax assets each reporting period and will be able to reduce the valuation allowance to the extent our results of operations improve, and it becomes more likely than not that the deferred tax assets will be realized. As Management has not fully determined the timing of when it will generate taxable income in the U.S., we continued to record a valuation allowance on the net deferred tax assets balance as of June 30, 2022.

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

Recent Accounting Pronouncements

See Note 2 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

APYX MEDICAL CORPORATION
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

APYX MEDICAL CORPORATION
ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure Controls and Procedures

Our management has established and maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2022, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Apyx Medical Corporation

Date: August 11, 2022	By:	/s/ Charles D. Goodwin II
Charles D. Goodwin II
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Tara Semb
Tara Semb
Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer)