Form 10-Q
period 2022-09-30
Apyx Medical Corp
filed 2022-11-10
CIK 719135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
	Commission File Number:	0-12183

APYX MEDICAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	11-2644611
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

As of November 9, 2022, 34,597,822 shares of the registrant’s $0.001 par value common stock were outstanding.

APYX MEDICAL CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended September 30, 2022

PART I.     Financial Information

ITEM 1. Condensed Consolidated Financial Statements

APYX MEDICAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2022 (Unaudited)	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$14,833	$30,870
Trade accounts receivable, net of allowance of $634 and $430	9,094	13,038
Income tax receivables	7,545	7,642
Other receivables	19	483
Inventories, net of provision for obsolescence of $379 and $263	12,042	6,778
Prepaid expenses and other current assets	2,774	1,926
Total current assets	46,307	60,737
Property and equipment, net of accumulated depreciation and amortization of $5,335 and $5,316	6,810	6,575
Operating lease right-of-use assets	774	121
Finance lease right-of-use assets	124	178
Other assets	1,253	1,110
Total assets	$55,268	$68,721

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,070	$2,631
Accrued expenses and other current liabilities	8,842	10,287
Current portion of operating lease liabilities	240	122
Current portion of finance lease liabilities	42	165
Total current liabilities	11,194	13,205
Long-term operating lease liabilities	454	—
Long-term finance lease liabilities	78	18
Long-term contract liabilities	1,192	1,323
Other liabilities	133	166
Total liabilities	13,051	14,712
EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized; 34,588,398 issued and outstanding as of September 30, 2022, and 34,409,912 issued and outstanding as of December 31, 2021	35	34
Additional paid-in capital	71,641	66,221
Accumulated deficit	(29,686)	(12,551)
Total stockholders’ equity	41,990	53,704
Non-controlling interest	227	305
Total equity	42,217	54,009
Total liabilities and equity	$55,268	$68,721

The accompanying notes are an integral part of the condensed consolidated financial statements.

APYX MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Sales	$9,114	$11,831	$31,899	$31,693
Cost of sales	3,357	3,775	11,009	10,243
Gross profit	5,757	8,056	20,890	21,450
Other costs and expenses:
Research and development	1,061	1,175	3,289	3,374
Professional services	1,936	2,032	6,611	5,442
Salaries and related costs	3,871	4,206	13,944	12,794
Selling, general and administrative	4,671	4,611	14,675	12,596
Total other costs and expenses	11,539	12,024	38,519	34,206
Loss from operations	(5,782)	(3,968)	(17,629)	(12,756)
Interest income	73	2	93	9
Interest expense	(1)	(3)	(12)	(9)
Other (loss) income, net	(35)	(192)	551	(188)
Total other income (loss), net	37	(193)	632	(188)
Loss before income taxes	(5,745)	(4,161)	(16,997)	(12,944)
Income tax expense	50	73	216	246
Net loss	(5,795)	(4,234)	(17,213)	(13,190)
Net loss attributable to non-controlling interest	(31)	(12)	(78)	(21)
Net loss attributable to stockholders	$(5,764)	$(4,222)	$(17,135)	$(13,169)

Loss per share:
Basic and diluted	$(0.17)	$(0.12)	$(0.50)	$(0.38)

The accompanying notes are an integral part of the condensed consolidated financial statements.

APYX MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(In thousands)

Three Months Ended September 30, 2022 and 2021
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Total Equity
	Shares	Par Value
Balance at June 30, 2021	34,323	$34	$63,650	$(6,326)	$324	$57,682
Shares issued on stock options exercises for cash	3	—	28	—	—	28
Stock based compensation	—	—	1,184	—	—	1,184
Shares issued on net settlement of stock options	14	—	—	—	—	—
Net loss	—	—	—	(4,222)	(12)	(4,234)
Balance at September 30, 2021	34,340	$34	$64,862	$(10,548)	$312	$54,660

Balance at June 30, 2022	34,493	$34	$69,793	$(23,922)	$258	$46,163
Shares issued on stock options exercises for cash	62	1	156	—	—	157
Stock based compensation	—	—	1,692	—	—	1,692
Shares issued on net settlement of stock options	33	—	—	—	—	—
Net loss	—	—	—	(5,764)	(31)	(5,795)
Balance at September 30, 2022	34,588	$35	$71,641	$(29,686)	$227	$42,217

Nine Months Ended September 30, 2022 and 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Non-controlling Interest	Total
	Shares	Par Value
Balance at December 31, 2020	34,289	$34	$61,066	$2,621	$138	$63,859
Contributions from non-controlling interest	—	—	—	—	195	195
Shares issued on stock options exercises for cash	11	—	49	—	—	49
Stock based compensation	—	—	3,747	—	—	3,747
Shares issued on net settlement of stock options	40	—	—	—	—	—
Net loss	—	—	—	(13,169)	(21)	(13,190)
Balance at September 30, 2021	34,340	$34	$64,862	$(10,548)	$312	$54,660

Balance at December 31, 2021	34,410	$34	$66,221	$(12,551)	$305	$54,009
Shares issued on stock options exercises for cash	106	1	364	—	—	365
Stock based compensation	—	—	5,056	—	—	5,056
Shares issued on net settlement of stock options	72	—	—	—	—	—
Net loss	—	—	—	(17,135)	(78)	(17,213)
Balance at September 30, 2022	34,588	$35	$71,641	$(29,686)	$227	$42,217

The accompanying notes are an integral part of the condensed consolidated financial statements.

APYX MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(17,213)	$(13,190)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	688	674
Provision for inventory obsolescence	158	15
Loss on disposal of property and equipment	76	47
Stock based compensation	5,056	3,747
Provision for allowance for doubtful accounts	283	57
Changes in operating assets and liabilities:
Trade receivables	3,273	(3,168)
Prepaid expenses and other assets	(521)	(23)
Income tax receivables	97	—
Inventories	(5,672)	(1,982)
Accounts payable	(439)	1,555
Accrued and other liabilities	(1,536)	1,605
Net cash used in operating activities	(15,750)	(10,663)
Cash flows from investing activities
Purchases of property and equipment	(868)	(391)
Net cash used in investing activities	(868)	(391)
Cash flows from financing activities
Proceeds from stock option exercises	365	49
Repayment of finance lease liabilities	(138)	(181)
Contributions from non-controlling interests	—	195
Net cash provided by financing activities	227	63
Effect of exchange rates on cash	354	(26)
Net change in cash and cash equivalents	(16,037)	(11,017)
Cash and cash equivalents, beginning of period	30,870	41,915
Cash and cash equivalents, end of period	$14,833	$30,898

Cash paid for:
Interest	$12	$8
Income taxes	128	13

Non cash activities:
Right-of-use assets capitalized and operating lease liabilities recognized upon lease modification	$769	$—
Right-of-use assets capitalized and finance lease liabilities recognized upon execution of lease	$103	$—
Right-of-use assets and finance lease liabilities derecognized upon execution of lease modification	$28	$—

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

As part of its plan to accelerate and fully fund the development of its advanced energy business, with a focus in the cosmetic surgery market, the Company sold its Core business in 2018 for gross proceeds of $97 million. These proceeds were used to launch broad marketing and sales initiatives which resulted in rapid sales growth through December 31, 2021 and into the first quarter of 2022. This planned growth in the business was accompanied by scaled operations, including procurement of components, expanded manufacturing capacity to turn those materials into saleable inventory, additional discretionary expenditures, including increased global participation at trade shows, additional employee trainings, user meetings, increased travel and entertainment expenses, more expansive research and development projects, and additional headcount to support those activities. Additionally, the Company had, and still has, some significant non-recurring discretionary expenditures associated with completing its multi-year marketing initiatives related to its dermal resurfacing and skin laxity clearances.

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

While management expected that receiving these clearances would materially mitigate the financial effects of the Safety Communication in future periods, the Company continues to experience reduced demand for the adoption and utilization of its technology and management believes that this may have an adverse effect in future periods.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.

Pursuant to the requirements of the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these condensed consolidated financial statements are issued. This evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within control of the Company as of the date the condensed consolidated financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

within one year after the date that the financial statements are issued.

While sales were continuing to grow into the first quarter of 2022 prior to the FDA Safety Communication, over the last few years, exclusive of the Company’s sale of the Core business segment to Symmetry Surgical during 2018, it has incurred recurring net losses and cash outflows from operations and the Company anticipates that losses will continue in the near term. During the nine months ended September 30, 2022, the Company incurred an operating loss of $17.6 million and used $15.8 million of cash in operations. As of September 30, 2022, the Company had cash and cash equivalents of $14.8 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date of issuance of these unaudited condensed consolidated financial statements.

In an effort to alleviate these conditions, management is currently evaluating various funding alternatives to improve liquidity and may seek to raise additional capital through debt financing, the sale of equity securities, leveraging its unencumbered real estate, or any combination thereof. In addition, management is actively pursuing collection of the Company’s income tax receivable. Management also continues to re-assess its operating expenditures and cost structure to be commensurate with its expected levels of revenue and has the ability to reduce or delay expenditures to enhance and preserve liquidity. As the Company seeks additional sources of financing, there can be no assurance that such financing would be available to the Company on favorable terms or at all. The Company’s ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, the Company’s performance and investor sentiment with respect to the Company and its industry.

Management believes that the actions and efforts it can and will take to manage operating expenditures and, while not assured, arrange alternative financing sources as described above will enable the Company to meet its obligations for a period of at least one year from the date of issuance of these unaudited condensed consolidated financial statements. As a result, management believes its plans alleviate substantial doubt about its ability to continue as a going concern. These unaudited condensed financial statements do not include any adjustments relating to the carrying amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Reclassifications

We have reclassified certain amounts presented in the prior period to conform to the current period presentation. These reclassifications had no impact on previously reported net loss, accumulated deficit or net cash used in operating activities for the periods presented.

NOTE 2.     RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326). The update changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, contract assets, held-to-maturity debt securities and loans, and requires entities to use a new forward-looking expected loss model that will result in the earlier recognition of allowance for losses. This update, as originally issued, was effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. In November 2019, the FASB issued ASU 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) Effective Dates, which deferred the effective dates of these standards for Smaller Reporting Companies until fiscal years beginning after December 15, 2022. The Company currently continues to qualify as a Smaller Reporting Company, based upon the current SEC definition, and as a result, will be utilizing the deferred elective date. While we are in the process of determining the effects of the adoption of the standard on the condensed consolidated financial statements, we do not expect the impact to be material.

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

In connection with the Asset Purchase Agreement, the Company entered into an Electro Surgical Disposables and Accessories, Cauteries and Other Products Supply Agreement with Symmetry for a four-year term, which expired August 30, 2022, whereby it manufactured certain Core products and sold them to Symmetry at agreed upon prices. Any activity resulting from this agreement was netted and reported in the Condensed Consolidated Statements of Operations as other income (loss). There was no significant Core activity for the three months ended September 30, 2022. Core activity for the three months ended September 30, 2021, amounted to $1.6 million with cost of sales equivalents of $1.3 million and related other expenses of $0.5 million for net other loss of $0.3 million. Core activity for the nine months ended September 30, 2022, amounted to $0.6 million with cost of sales equivalents of $0.5 million and other related expenses of $0.1 million for net other loss of $0.1 million. Core activity for the nine months ended September 30, 2021, amounted to $5.2 million with cost of sales equivalents of $4.4 million and net other related operating expenses of $1.1 million for net other loss of $0.3 million.

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

Inventories consisted of the following:

(In thousands)	September 30, 2022	December 31, 2021
Raw materials	$5,078	$3,603
Work in process	2,414	1,441
Finished goods	4,929	1,997
Gross inventories	12,421	7,041
Less: provision for obsolescence	(379)	(263)
Inventories, net	$12,042	$6,778

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 5.     LEASES

Operating Leases

The Company leases its facility in Sofia, Bulgaria and computers under non-cancelable operating lease agreements. During the three months ended September 30, 2022, the Company’s leases on the vehicles in Clearwater, Florida expired and the Company purchased the vehicles at fair value. During the three months ended September 30, 2022, the Company entered into a one year extension on one of its leases on computer equipment. This extension resulted in reclassification of the lease from finance to operating. During the nine months ended September 30, 2022, the Company entered into a five year extension of its Sofia, Bulgaria facility. These operating leases have terms expiring through December 2027.

Finance Leases

The Company has entered into non-cancelable finance leases for certain computer equipment and a vehicle in Clearwater, Florida. During the nine months ended September 30, 2022, the Company entered into a 63 month lease for computer equipment. These finance leases have terms expiring through July 2027.

Information about the Company’s weighted average remaining lease terms and discount rate assumptions are as follows:

	September 30, 2022		December 31, 2021
	Operating	Finance	Operating	Finance
Weighted average remaining lease term (in years)	4.4	4.1	1.0	0.8
Weighted average discount rate	2.75%	2.64%	3.98%	4.00%

Maturities of lease liabilities as of September 30, 2022 are as follows:

(In thousands)	Operating	Finance
2022	$75	$10
2023	218	40
2024	111	21
2025	111	21
2026	111	21
Thereafter	111	12
Total lease payments	737	125
Less imputed interest	(43)	(5)
Present value of lease liabilities	694	120
Less current portion of lease liabilities	(240)	(42)
Long-term portion of lease liabilities	$454	$78

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 6.     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Accrued payroll	$879	$546
Accrued bonuses	—	2,117
Accrued commissions	877	1,656
Accrued product warranties	616	593
Accrued product liability claim insurance deductibles	1,016	610
Accrued professional fees and legal related contingent liabilities	1,134	421
Joint and several payroll liability	399	1,027
Short-term contract liabilities	1,145	533
Uncertain tax positions	2,024	1,863
Sales tax payable	135	428
Other accrued expenses and current liabilities	617	493
Total accrued expenses and other current liabilities	$8,842	$10,287

During April 2022, the Company was relieved of approximately $650,000 of its joint and several payroll liability due to the lapse of the statute of limitations on the liability. This adjustment is included in other income, net for the nine months ended September 30, 2022.

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

Changes in the Company’s investment in the China JV were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Beginning interest in China JV	$269	$338	$317	$144
Contributions	$—	$—	$—	$203
Net loss attributable to Apyx	$(33)	$(13)	$(81)	$(22)
Ending interest in China JV	$236	$325	$236	$325

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Numerator:
Net loss attributable to stockholders	$(5,764)	$(4,222)	$(17,135)	$(13,169)

Denominator:
Weighted average shares outstanding - basic and diluted	34,569	34,330	34,488	34,318

Loss per share:
Basic and diluted	$(0.17)	$(0.12)	$(0.50)	$(0.38)

Anti-dilutive instruments excluded from diluted loss per common share:
Options	6,635	5,534	6,635	5,534

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

The Company recognized approximately $1,692,000 and $5,056,000, respectively, in stock-based compensation expense during the three and nine months ended September 30, 2022, as compared with $1,184,000 and $3,747,000, respectively, for the three and nine months ended September 30, 2021.

Stock option activity is summarized as follows:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2021	5,397,691	$5.95
Granted	1,692,419	10.64
Exercised	(299,006)	4.57
Canceled and forfeited	(155,697)	9.20
Outstanding at September 30, 2022	6,635,409	$7.13

The Company allows stock option holders to exercise stock-based awards by surrendering stock-based awards with an intrinsic value equal to the cumulative exercise price of the stock-based awards being exercised, referred to as net settlements. These surrenders are included in stock options exercised in the options rollforward above. For the three months ended September 30, 2022 and 2021, respectively, we received 55,853 and 37,049 options as payment in the exercise of 33,313 and 13,285 options. For the nine months ended September 30, 2022 and 2021, respectively, we received 92,520 and 59,104 options as payment in the exercise of 72,313 and 39,312 options.

Common shares required to be issued upon the exercise of stock options would be issued from authorized and unissued shares. The Company calculated the grant date fair value of options granted in 2022 (“2022 Grants”) utilizing a Black-Scholes model.

	2022 Grants
Strike price	$5.10	-	$10.56
Risk-free rate	1.6%	-	3.9%
Expected dividend yield	—
Expected volatility	69.6%	-	78.5%
Expected term (in years)	5	-	6

NOTE 10.     INCOME TAXES

Income tax expense was approximately $50,000 and $73,000 with effective tax rates of (0.9)% and (1.8)% for the three months ended September 30, 2022 and 2021, respectively. Income tax expense was approximately $216,000 and $246,000 with effective tax rates of (1.3)% and (1.9)% for the nine months ended September 30, 2022 and 2021, respectively. For the three and nine months ended September 30, 2022 and 2021, the effective rates differ from the statutory rate primarily due to the full valuation allowance recorded on the net operating loss (“NOL”) generated during the period, combined with interest and penalties on uncertain tax positions.

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The Company has gross unrecognized tax benefits of approximately $1,313,000 at September 30, 2022. It recognized accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the condensed consolidated financial statements. As of September 30, 2022, the Company had approximately $711,000 in accrued interest and penalties related to unrecognized tax benefits. Included in the income tax expense for the three months ended September 30, 2022 and 2021, respectively, are approximately $54,000 and $52,000 of interest and penalties on the Company's uncertain tax positions. Included in the income tax expense for the nine months ended September 30, 2022 and 2021, respectively, are approximately $160,000 and $152,000 of interest and penalties on the Company's uncertain tax positions. If the Company were to prevail on all uncertain tax positions, the resulting impact will be material as the Company will recognize approximately $2,024,000 of income tax benefits in the consolidated statement of operations. During June 2022, the Company was notified by the Internal Revenue Service (“IRS”) that it is examining the Company’s 2018, 2019 and 2020 federal income tax returns. The examination is expected to be completed no later than May 2023. It is expected that all of the uncertain tax positions should be resolved with the completion of the IRS examination.

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

During December 2021, the Company provided notice of contract termination to an international distributor of the Company. In March 2022, the Company received a letter from the former distributor citing improper contract termination and alleging damages. While the matter is still in the early stages, management has determined that a loss is probable and that a range of estimated losses is approximately $250,000 to $1,000,000. The Company has recorded an estimated loss of $250,000 in professional services in the accompanying Condensed Consolidated Statement of Operations for the nine months ended September 30, 2022. It is at least possible that a change in the actual amount of loss will occur in the near term, though management expects the actual amount of loss will be within the estimated range of losses.

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

Although the ultimate outcome of this matter cannot be determined with certainty, the Company believes that the allegations stated in the Complaint are without merit. The Company, Goodwin and Semb intend to defend themselves vigorously in the suit. In the opinion of management, such claims are adequately covered by insurance, however, in the event that damages exceed the aggregate coverage limits of our policy or if our insurance carriers disclaim coverage, we believe it is possible that costs associated with this claim could have a material adverse impact on our consolidated results of operations, financial

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

position or cash flows. While the matter is still in the early stages, management has determined that a loss is probable and that a range of estimated losses is approximately $475,000 to $2,500,000. The Company has recorded an estimated loss of $475,000 in professional services in the accompanying Condensed Consolidated Statement of Operations for the nine months ended September 30, 2022. It is at least possible that a change in the actual amount of loss will occur in the near term, though management expects the actual amount of loss will be within the estimated range of losses.

The Company accrues a liability in its consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is recorded. If a loss is reasonably possible, but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed in the notes to the condensed consolidated financial statements. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded, actual results may differ from these estimates.

Purchase Commitments

At September 30, 2022, the Company had purchase commitments totaling approximately $3.1 million, substantially all of which is expected to be purchased within the next fifteen months.

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

The partner in the Company's China joint venture is also a supplier to the Company. For the three months ended September 30, 2022 and 2021, the Company made purchases from this supplier of approximately $85,000 and $456,000, respectively. For the nine months ended September 30, 2022 and 2021, the Company made purchases from this supplier of approximately $455,000 and $1,102,000, respectively. At September 30, 2022 and December 31, 2021, respectively, the Company owed this supplier approximately $41,000 and $1,000.

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

Summarized financial information with respect to reportable segments is as follows:

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	Three Months Ended September 30, 2022
(In thousands)	Advanced Energy	OEM	Corporate & Other	Total
Sales	$7,080	$2,034	$—	$9,114

Income (loss) from operations	(1,174)	356	(4,964)	(5,782)

Interest income	—	—	73	73
Interest expense	—	—	(1)	(1)
Other loss, net	—	—	(35)	(35)
Income tax expense	—	—	50	50

	Three Months Ended September 30, 2021
(In thousands)	Advanced Energy	OEM	Corporate & Other	Total
Sales	$10,313	$1,518	$—	$11,831

Income (loss) from operations	52	328	(4,348)	(3,968)

Interest income	—	—	2	2
Interest expense	—	—	(3)	(3)
Other loss, net	—	—	(192)	(192)
Income tax expense	—	—	73	73

	Nine Months Ended September 30, 2022
(In thousands)	Advanced Energy	OEM	Corporate & Other	Total
Sales	$26,258	$5,641	$—	$31,899

Income (loss) from operations	(3,765)	1,142	(15,006)	(17,629)

Interest income	—	—	93	93
Interest expense	—	—	(12)	(12)
Other income, net	—	—	551	551
Income tax expense	—	—	216	216

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

International sales represented approximately 23.2% and 29.5% of total revenues for the three and nine months ended September 30, 2022, respectively, as compared with approximately 33.1% and 34.2% of total revenues for the three and nine months ended September 30, 2021, respectively.

Revenue by geographic region, based on the customer's “ship to” location on the invoice, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Sales by Domestic and International
Domestic	$6,997	$7,911	$22,492	$20,860
International	2,117	3,920	9,407	10,833
Total	$9,114	$11,831	$31,899	$31,693

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

As part of our plan to accelerate and fully fund the development of our advanced energy business, with a focus in the cosmetic surgery market, we sold our Core business in 2018 for gross proceeds of $97 million. These proceeds were used to launch broad marketing and sales initiatives which resulted in rapid sales growth through December 31, 2021 and into the first quarter of 2022. This planned growth in the business was accompanied by scaled operations, including procurement of components, expanded manufacturing capacity to turn those materials into saleable inventory, additional discretionary expenditures, including increased global participation at trade shows, additional employee trainings, user meetings, increased travel and entertainment expenses, more expansive research and development projects, and additional headcount to support those activities. Additionally, we had and still have, some significant non-recurring discretionary expenditures associated with completing our multi-year marketing initiatives related to our dermal resurfacing and skin laxity clearances.

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

While we expected that receiving these clearances would materially mitigate the financial effects of the Safety Communication in future periods, we continue to experience reduced demand for the adoption and utilization of our technology and we believe that this may have an adverse effect in future periods.

While sales were continuing to grow into the first quarter of 2022 prior to the FDA Safety Communication, over the last few years, exclusive of our sale of the Core business segment to Symmetry Surgical during 2018, we have incurred recurring net losses and cash outflows from operations and we anticipate that losses will continue in the near term. During the nine months ended September 30, 2022, we incurred an operating loss of $17.6 million and used $15.8 million of cash in operations. As of September 30, 2022, we had cash and cash equivalents of $14.8 million. These conditions raise substantial doubt about our ability to continue as a going concern for a period of at least one year from the date of issuance of these unaudited condensed consolidated financial statements.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

In an effort to alleviate these conditions, we are currently evaluating various funding alternatives to improve liquidity and may seek to raise additional capital through debt financing, the sale of equity securities, leveraging our unencumbered real estate, or any combination thereof. In addition, we are actively pursuing collection of our income tax receivable. We also continue to re-assess our operating expenditures and cost structure to be commensurate with our expected levels of revenue and we have the ability to reduce or delay expenditures to enhance and preserve liquidity. As we seek additional sources of financing, there can be no assurance that such financing would be available to us on favorable terms or at all. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our industry.

We believe that the actions and efforts we can and will take to manage operating expenditures and, while not assured, arrange alternative financing sources as described above will enable us to meet our obligations for a period of at least one year from the date of issuance of these unaudited condensed consolidated financial statements. As a result, we believe our plans alleviate substantial doubt about our ability to continue as a going concern. These unaudited condensed financial statements do not include any adjustments relating to the carrying amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

We continue to focus our efforts to increase the adoption of our Advanced Energy technology and utilization of our handpieces by surgeons in the U.S. and fulfilling demand from distributors in our international markets. Management estimates that our products have been sold in more than 60 countries. As of September 30, 2022, we had a direct sales force of 35 field-based selling professionals and utilized 3 independent sales agencies. We also had 4 sales managers. This selling organization is focused on the use of Renuvion® and J-Plasma® in the cosmetic and hospital surgical markets, supported by our global medical affairs team. This global team of clinical support specialists focuses on supporting our users to ensure optimal outcomes for their patients. In addition, we have invested in training programs and marketing-related activities to support accelerated adoption of Renuvion® into surgeons' practices.

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

Results of Operations

Sales

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2022	2021	Change	2022	2021	Change
Sales by Reportable Segment
Advanced Energy	$7,080	$10,313	(31.3)%	$26,258	$27,951	(6.1)%
OEM	2,034	1,518	34.0%	5,641	3,742	50.7%
Total	$9,114	$11,831	(23.0)%	$31,899	$31,693	0.6%
					(632,000)
Sales by Domestic and International
Domestic	$6,997	$7,911	(11.6)%	$22,492	$20,860	7.8%
International	2,117	3,920	(46.0)%	9,407	10,833	(13.2)%
Total	$9,114	$11,831	(23.0)%	$31,899	$31,693	0.6%

Total revenue decreased by 23.0%, or approximately $(2.7) million, for the three months ended September 30, 2022 when compared with the three months ended September 30, 2021. Advanced Energy segment sales decreased 31.3%, or approximately $(3.2) million, for the three months ended September 30, 2022 when compared with the three months ended September 30, 2021. The Advanced Energy sales decrease is due to global decreases in utilization based demand for our handpieces and the adoption of our generator technology following the FDA Safety Communication on March 14, 2022. OEM segment sales increased 34.0%, or approximately $0.7 million, for the three months ended September 30, 2022 when compared with the three months ended September 30, 2021. The increase in OEM sales was due to increases in sales volume to existing customers, including Symmetry Surgical, under our 10-year generator manufacturing and supply agreement.

Total revenue increased by 0.6%, or approximately $0.2 million, for the nine months ended September 30, 2022 when compared with the nine months ended September 30, 2021. Advanced Energy segment sales decreased (6.1)%, or approximately $(1.7) million, for the nine months ended September 30, 2022 when compared with the nine months ended September 30, 2021. The Advanced Energy sales decrease is due to global decreases in utilization based demand for our handpieces and the adoption of our generator technology following the FDA Safety Communication on March 14, 2022. The Advanced Energy sales decrease was partially offset by an increase in global utilization based demand for our handpieces and adoption of our generator technology in international markets for most of the first quarter before the FDA Safety Communication. OEM segment sales increased 50.7%, or approximately $1.9 million, for the nine months ended September 30, 2022 when compared with the nine months ended September 30, 2021. The increase in OEM sales was due to increases in sales volume to existing customers, including Symmetry Surgical, under our 10-year generator manufacturing and supply agreement, as well as incremental new sales upon the commencement of the supply arrangement related to the completion of the development portion of some of our OEM development agreements.

International sales represented approximately 23.2% and 29.5% of total revenues for the three and nine months ended September 30, 2022, respectively, as compared with 33.1% and 34.2% of total revenues for the same period in the prior year. Management estimates our products have been sold in more than 60 countries through local dealers coordinated by sales and marketing personnel through our facilities in Clearwater, Florida and Sofia, Bulgaria.

Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2022	2021	Change	2022	2021	Change
Cost of sales	$3,357	$3,775	(11.1)%	$11,009	$10,243	7.5%
Percentage of sales	36.8%	31.9%		34.5%	32.3%

Gross profit	$5,757	$8,056	(28.5)%	$20,890	$21,450	(2.6)%
Percentage of sales	63.2%	68.1%		65.5%	67.7%
Gross profit for the three months ended September 30, 2022, decreased 28.5% to $5.8 million, compared to $8.1 million for the same period in the prior year. Gross margin for the three months ended September 30, 2022, was 63.2%, compared to 68.1% for

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

the same period in 2021. Gross profit for the nine months ended September 30, 2022, decreased (2.6)% to $20.9 million, compared to $21.5 million for the same period in the prior year. Gross margin for the nine months ended September 30, 2022, was 65.5%, compared to 67.7% for the same period in 2021. The decrease in gross profit margins for the three and nine months ended September 30, 2022 from the prior year periods is primarily attributable to changes in the sales mix between our two segments, with our OEM segment comprising a higher percentage of total sales, product mix within our Advanced Energy Segment and higher material and inbound shipping costs to manufacture our inventory. These decreases were partially offset by geographic mix within our Advanced Energy segment, with domestic sales comprising a higher percentage of total sales and the mix of newer product models as we obtain registrations, allowing these products to be introduced into the markets we serve.

Other Costs and Expenses
Research and development

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2022	2021	Change	2022	2021	Change
Research and development expense	$1,061	$1,175	(9.7)%	$3,289	$3,374	(2.5)%
Percentage of sales	11.6%	9.9%		10.3%	10.6%
Research and development expenses decreased 9.7% for the three months ended September 30, 2022, primarily due to lower spending on our two investigational device exemption (IDE) clinical studies and other product development initiatives ($0.1 million).

Research and development expenses decreased 2.5% for the nine months ended September 30, 2022, primarily due to lower spending on our two investigational device exemption (IDE) clinical studies and other product development initiatives ($0.3 million). This decrease was partially offset by increased labor and benefit costs from the same period in the prior year ($0.2 million).

Professional services

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2022	2021	Change	2022	2021	Change
Professional services expense	$1,936	$2,032	(4.7)%	$6,611	$5,442	21.5%
Percentage of sales	21.2%	17.2%		20.7%	17.2%

Professional services expense decreased (4.7)% for the three months ended September 30, 2022, primarily attributable to a decrease in physician consulting fees ($0.2 million). This decrease was partially offset by an increase in Board of Directors option expense ($0.1 million) and accounting and auditing fees ($0.1 million).

Professional services expense increased 21.5% for the nine months ended September 30, 2022, primarily attributable to increases in legal expenses ($0.7 million), primarily associated with the estimated loss recorded for the class action lawsuit, Board of Directors option expense ($0.3 million), accounting and auditing fees ($0.2 million), physician consulting fees ($0.1 million), and employee recruitment expense ($0.1 million). These increases were partially offset by a decrease in option expense for our partner physicians ($0.2 million).

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Salaries and related costs

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2022	2021	Change	2022	2021	Change
Salaries and related expenses	$3,871	$4,206	(8.0)%	$13,944	$12,794	9.0%
Percentage of sales	42.5%	35.6%		43.7%	40.4%

During the three months ended September 30, 2022, salaries and related expenses decreased (8.0)%, primarily driven by a decrease in bonus expense ($1.1 million) as we determined we would not meet our 2022 bonus plan and reversed our entire bonus accrual during the quarter. This decrease is partially offset by higher compensation and benefits ($0.4 million) and stock compensation expense ($0.4 million) as compared to the same period in the prior year.

During the nine months ended September 30, 2022, salaries and related expenses increased 9.0%, primarily driven by higher compensation and benefits ($1.4 million) and stock compensation expense ($1.0 million) as compared to the same period in the prior year. These increases are partially offset by a decrease in bonus expense ($1.3 million) as we determined we would not meet our 2022 bonus plan, accordingly we have recorded no bonus expense in 2022.

Selling, general and administrative expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2022	2021	Change	2022	2021	Change
SG&A expense	$4,671	$4,611	1.3%	$14,675	$12,596	16.5%
Percentage of sales	51.3%	39.0%		46.0%	39.7%

During the three months ended September 30, 2022, selling, general and administrative expense increased 1.3%, primarily driven by higher insurance expense, including product liability claims on our policies ($0.7 million), travel and entertainment expense ($0.2 million), exchange rate losses ($0.2 million) and other public company related costs ($0.1 million). These increases were partially offset by lower commissions on Advanced Energy sales ($0.8 million), advertising expense, including trade show fees and related costs ($0.3 million) and employee training and other meeting expenses ($0.1 million).

During the nine months ended September 30, 2022, selling, general and administrative expense increased 16.5%, primarily driven by higher travel and entertainment expense ($0.9 million), employee training and other meeting expenses ($0.7 million), advertising expense, including trade show fees and related costs ($0.6 million), insurance expense, including product liability claims on our policies ($0.7 million), bad debt expense ($0.2 million), exchange rate losses ($0.1 million), and other public company related costs ($0.1 million). These increases were partially offset by decreases in commissions on Advanced Energy sales ($0.9 million), OEM product recall costs ($0.2 million) as we experienced no product recalls in 2022, and lower regulatory registration expenses ($0.1 million).

Other income (loss)

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2022	2021	Change	2022	2021	Change
Other (loss) income, net	(35)	$(192)	(81.8)%	551	$(188)	(393.1)%
Percentage of sales	(0.4)%	(1.6)%		1.7%	(0.6)%

Other (loss) income, net decreased 81.8% and 393.1% for the three and nine months ended September 30, 2022, as compared with the same periods in the prior year. For the three month period, this decrease was primarily driven by the wind down of the supply arrangement with Symmetry in the Core business segment. For the nine month period, this decrease was primarily attributable to the release of a portion of our joint and several payroll liability due to the lapse of the statute of limitations on a portion of the liability ($0.6 million).

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2022	2021	Change	2022	2021	Change
Income tax expense (benefit)	$50	$73	31.5%	$216	$246	12.2%
Effective tax rate	(0.9)%	(1.8)%		(1.3)%	(1.9)%

Our income tax expense was approximately $50,000 and $73,000 with effective tax rates of (0.9)% and (1.8)% for the three months ended September 30, 2022 and 2021, respectively. Our income tax expense was approximately $216,000 and $246,000 with effective tax rates of (1.3)% and (1.9)% for the nine months ended September 30, 2022 and 2021, respectively. For the three and nine months ended September 30, 2022 and 2021, the effective rates differ from statutory rates primarily due to the full valuation allowance recorded on our NOL generated during the periods, combined with interest and penalties on our uncertain tax positions.

Liquidity and Capital Resources

Our working capital at September 30, 2022 was approximately $35.1 million compared with $47.5 million at December 31, 2021. The decrease in working capital from December 31, 2021 was primarily due to the net loss incurred by the Company during the first nine months of 2022, excluding non-cash activity, comprised primarily of stock-based compensation expense.

For the nine months ended September 30, 2022, net cash used in operating activities was approximately $15.8 million, which principally funded our loss from operations of $17.6 million, compared with net cash used in operating activities of approximately $10.7 million in the same period for 2021. As discussed in the Executive Level Overview, our operating loss, cash used in operations and current cash and cash equivalents balance of $14.8 million raise substantial doubt about our ability to continue as a going concern for a period of at least one year from the date of issuance of these unaudited condensed consolidated financial statements.

Net cash used in investing activities for the nine months ended September 30, 2022 and 2021, was $0.9 million and $0.4 million, respectively, related to investments in property and equipment.

At September 30, 2022, we had purchase commitments totaling approximately $3.1 million, substantially all of which is expected to be purchased within the next fifteen months.

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

As a result of historical losses and our expectation to continue to generate losses in the near future, we recorded a valuation allowance on our net deferred tax assets. Exclusive of the carryback provisions of the CARES Act and the associated income tax benefit recognized in 2020, we do not anticipate recording an income tax benefit related to our deferred tax assets. We will reassess the realization of deferred tax assets each reporting period and will be able to reduce the valuation allowance to the extent our results of operations improve, and it becomes more likely than not that the deferred tax assets will be realized. As Management has not fully determined the timing of when it will generate taxable income in the U.S., we continued to record a valuation allowance on the net deferred tax assets balance as of September 30, 2022.

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

Recent Accounting Pronouncements

See Note 2 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

APYX MEDICAL CORPORATION
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

APYX MEDICAL CORPORATION
ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure Controls and Procedures

Our management has established and maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2022, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

APYX MEDICAL CORPORATION
PART II.     Other Information

ITEM 1. Legal Proceedings

See Note 11 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

APYX MEDICAL CORPORATION
ITEM 1A. Risk factors

There have been no material changes to the risk factors described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, except for the following:

We have had a history of operating losses that have impacted our overall cash flows and may impact our ability to continue as a going concern. We anticipate that we may need to adjust our operating expenditures to be commensurate with our expected levels of revenue and/or raise additional capital to finance operations.

Due to our recurring net losses and the continued impact of the FDA Safety Communication on demand for the adoption and utilization of our technology, we may need to raise additional capital to fund our future operations. Our cash needs will depend on numerous factors, including our revenues, successful completion of our FDA product clearance activities, our continued ability to commercialize our advanced energy products, and our ability to reduce and control costs. If we are unable to secure such additional financing on terms that are acceptable to us, it will have a material adverse effect on our business and we may have to limit operations in a manner inconsistent with our growth strategy. If additional funds are raised through the issuance of equity securities, it will be dilutive to our stockholders and could result in a decrease in our stock price. If we are unable to obtain the requisite amount of financing needed to fund our planned operations, it would have a material adverse effect on our business and ability to continue as a going concern.

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

Apyx Medical Corporation

Date: November 10, 2022	By:	/s/ Charles D. Goodwin II
Charles D. Goodwin II
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Tara Semb
Tara Semb
Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer)