Form 10-K
period 2022-12-31
Apyx Medical Corp
filed 2023-03-16
CIK 719135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
	Commission File Number:	0-12183

APYX MEDICAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	11-2644611
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5115 Ulmerton Road, Clearwater, FL 33760
(Address of principal executive offices, zip code)
(727) 384-2323
(Issuer’s telephone number)
Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol	Name of each Exchange on which registered
Common Stock, $.001 Par Value	APYX	Nasdaq Global Select Market
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No ☒
The aggregate market value of the common stock held by non-affiliates and non-voting equity held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked prices of such common stock as of June 30, 2022, the registrant’s most recently completed second fiscal quarter, was approximately $202.1 million.
As of March 15, 2023, 34,597,822 shares of the registrant’s $.001 par value common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

APYX MEDICAL CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
December 31, 2022
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

Forward-looking statements in this report are subject to a number of risks and uncertainties, some of which are beyond our control, including, among other things:

•changes in general economic, business or demographic conditions or trends in the U.S. or throughout the world or changes in the political environment, including changes in GDP, military and trade wars, interest rates, economic recession and inflation;
•our ability to maintain sufficient liquidity, meet current debt covenants, and preserve working capital in order to maintain operations;
•our ability to conclude a sufficient number of attractive growth projects, deploy growth capital in amounts consistent with our objectives in the prosecution of those and achieve targeted risk-adjusted returns on any growth project, including the continued commercialization of our Helium Plasma Technology;
•the regulatory environment, including our ability to gain requisite approval from the U.S. Food and Drug Administration (“FDA”) and other governmental and regulatory bodies, both domestically and internationally, including the effects of the recent FDA Medical Device Safety Communication regarding an emerging safety signal of our products;
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

ii

APYX MEDICAL CORPORATION
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

We are an advanced energy technology company with a passion for elevating people’s lives through innovative products, including our Helium Plasma Technology products marketed and sold as Renuvion® in the cosmetic surgery market and J-Plasma® in the hospital surgical market. Our primary focus is on the cosmetic surgery market where Renuvion® offers plastic surgeons, fascial plastic surgeons and cosmetic physicians a unique ability to provide controlled heat to the tissue to achieve their desired results. We also leverage our deep expertise and decades of experience in unique waveforms through original equipment manufacturing (“OEM”) agreements with other medical device manufacturers.

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

On June 2, 2022, and July 21, 2022, the FDA updated the Medical Device Safety Communication to recognize the new 510(k) clearances for the Renuvion® Dermal handpiece, and the expanded indications for the Renuvion® APR handpieces. The 510(k) clearance for the Renuvion® Dermal handpiece allows surgeons to perform dermal resurfacing procedures for the treatment of moderate to severe wrinkles and rhytides, limited to patients with Fitzpatrick Skin Types I, II or III. The 510(k) clearance for the Renuvion® APR handpieces now addresses improving the appearance of lax (loose) skin in the neck and submental region.

On February 1, 2023, we announced we had submitted a 510(k) premarket notification (“510(k) submission”) for the Renuvion APR Handpiece to the FDA, supported by a clinical study and real-world evidence. The 510(k) submission is intended to expand Renuvion’s indications for use to include a specific indication for the use of the Renuvion APR Handpiece for the coagulation of subcutaneous soft tissues where needed, following liposuction.

On February 27, 2023, we announced that we received 510(k) clearance from the FDA for the use of the Renuvion APR Handpiece for the delivery of radiofrequency energy and/or helium plasma where coagulation/contraction of soft tissue is needed. Soft tissue includes subcutaneous tissue.

While we expected that receiving the two clearances in 2022 would materially mitigate the financial effects of the Safety Communication in future periods, we continue to experience reduced demand for the adoption and utilization of our technology and we believe that this may have an adverse effect in future periods. In 2023, we expect to deliver growth in global sales of our Advanced Energy products, fueled by strong execution on our commercial and regulatory objectives and improving generator demand trends as we move through fiscal 2023. We remain focused on maximizing our resources through prudent expense management and have recently implemented activities to eliminate certain operating expenses to improve cash flow, while preserving our capabilities as an organization. We also continue to actively evaluate all potential options to enhance our liquidity and financial condition.

APYX MEDICAL CORPORATION
While sales were continuing to grow into the first quarter of 2022 prior to the FDA Safety Communication, over the last few years, exclusive of our sale of the Core business segment to Symmetry Surgical during 2018, we have incurred recurring net losses and cash outflows from operations and we anticipate that losses will continue in the near term. For the year ended December 31, 2022, we incurred an operating loss of $23.6 million and used $20.3 million of cash in operations. As of December 31, 2022, we had cash and cash equivalents of $10.2 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date of issuance of our consolidated financial statements, including in Part II, Item 8 of this Form 10-K.

In an effort to alleviate these conditions, we pursued various funding solutions in order to improve liquidity.

On November 22, 2022, we filed a shelf registration statement providing us the ability to register securities in the aggregate amount up to $100 million. The shelf registration included an embedded ATM facility for up to $40 million. To date we have not utilized this facility.

On February 17, 2023, we entered into a Credit, Security and Guaranty Agreement (the “Credit Agreement”) with MidCap Funding IV Trust (as agent), and MidCap Financial Trust (as term loan servicer), and the lenders party thereto from time to time.

The Credit Agreement provides for an up to $35 million facility, consisting of senior secured term loans and a secured revolving facility. The Credit Agreement provides for senior secured term loans of up to $25 million, comprised of (i) an initial tranche of $10 million, (ii) a second tranche of $5 million, and (iii) a third tranche of $10 million. The secured revolving facility provides for loans in an aggregate principal amount of up to $10 million, subject to a borrowing base equal to certain percentages of the Company’s eligible accounts receivable and inventory, as determined in accordance with the terms of the Credit Agreement.

For a more in depth description of the terms of the Credit Agreement see Note 20 of Notes to Consolidated Financial Statements in Part II, Item 8 of this report on Form 10-K.

On February 27, 2023, our Board of Directors approved a plan to sell and leaseback the our real property located in Clearwater, FL. On March 14, 2023, we entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with VK Acquisitions VI, LLC (the “Purchaser”), for the sale of our facility located at 5115 Ulmerton Road, Clearwater, Florida, as more fully described in the Purchase Agreement (collectively, the “Property”) for a purchase price of $7,650,000. The Purchase Agreement is subject to the satisfactory completion of due diligence by the Purchaser. Upon the closing of the sale of the Property, we will enter into a lease agreement with the Purchaser, pursuant to which the Property will be leased back to us.

For a more in depth description of the terms of the Purchase Agreement see Note 20 of Notes to Consolidated Financial Statements in Part II, Item 8 of this report on Form 10-K.

During January 2023, we were notified that the IRS examination process of our 2018, 2019 and 2020 tax returns was complete and that the our tax refunds were approved for substantially the amount recorded in our Consolidated Balance Sheet at December 31, 2022. As of the date of this report, we are awaiting receipt of the tax refunds.

We also continue to re-assess our operating expenditures and cost structure to be commensurate with our expected levels of revenue and we have the ability to reduce or delay expenditures to enhance and preserve liquidity. We have already reduced some operating expenditures, including a reduction-in-force on January 9, 2023, that reduced our U.S. headcount by 14%.

We believe that the actions already taken, and additional actions that we intend to take to manage operating expenditures, will enable us to meet our obligations for a period of at least one year from the date of issuance of our audited consolidated financial statements. As a result, we believe our plans alleviate substantial doubt about our ability to continue as a going concern. Our audited financial statements do not include any adjustments relating to the carrying amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

We continue to focus our efforts to increase the adoption of our Advanced Energy technology and utilization of our handpieces by surgeons in the U.S. and fulfilling demand from distributors in our international markets. Management estimates that our products have been sold in more than 60 countries. As of December 31, 2022, we had a direct sales force of 35 field-based selling professionals and utilized 3 independent sales agencies. We also had 4 sales managers. This selling organization is focused on the use of Renuvion® and J-Plasma® in the cosmetic and hospital surgical markets, supported by our global medical affairs team. This global team of clinical support specialists focuses on supporting our users to ensure optimal

APYX MEDICAL CORPORATION
outcomes for their patients. In addition, we have invested in training programs and marketing-related activities to support accelerated adoption of Renuvion® into surgeons' practices.

In response to the global supply chain instability and inflationary cost increases, we continue to take action to minimize, as much as possible, any potential adverse impacts by working closely with our suppliers to closely monitor the availability of raw material components (i.e. semiconductors and plastics), lead times, and freight carrier availability. We expect global supply chain instability will continue to have an impact on our business, but to date that has not been material to our financial performance. The consequences of global supply chain instability, inflationary cost increases and the pandemic, and their adverse impact to the global economy, continue to evolve. Accordingly, the significance of the future impact to our business and financial statements remains subject to significant uncertainty.

We strongly encourage investors to visit our website: www.apyxmedical.com to view the most current news and to review our filings with the Securities and Exchange Commission.

Significant Subsidiaries

Apyx Bulgaria, EOOD is a wholly owned limited liability company incorporated under Bulgarian law, located in Sofia, Bulgaria. It is engaged in the business of development and manufacturing of our advanced energy generators, as well as the manufacturing of our disposable handpieces and accessories, and development and manufacturing of OEM generators and related accessories. The facility also distributes products directly to customers in certain international markets and provides warranty and repair services.

Industry

The cosmetic surgery market is a special segment of the medical field which is involved in the restoration, reconstruction, or alteration of the human body so as to enhance the body’s appearance. The market for cosmetic surgery includes surgical, minimally invasive, and nonsurgical cosmetic procedures. This market is expected to have steady growth year-over-year and this growth is driven by social and cultural factors such as the influence of social media, peer pressure for appearance and beauty, and increasing disposable income. According to the recent International Society of Aesthetic Plastic Surgery (“ISAPS”) 2021 Global Survey report, liposicution procedures grew 24.8% year-over-year, and is now the number one aesthetic surgical procedure globally.

We believe that we have sustainable, competitive advantages in the cosmetic surgery market for several reasons: our long history of developing unique energy devices to meet the needs of physicians, our unique Helium Plasma Technology, our outstanding product quality supported by strong engineering and research and development capabilities, and the clinical support that our expanding global medical affairs team provides to our customers. We feel that our products and our strategy as a customer-centric aesthetic medical device manufacturer have, and will continue to improve, the lives of doctors and their patients.

Intellectual Property

We rely on our intellectual property that we have developed or acquired over the years including patents, trade secrets, technical innovations and various licensing agreements to provide our future growth and build our competitive position. We have been issued 40 patents in the United States and 28 foreign patents. We have 22 pending patent applications in the United States and 58 pending foreign applications. We have 9 U.S. registered trademarks, 5 international registered trademarks, and 4 pending international trademark applications. As we continue to expand our intellectual property portfolio, we believe it is critical for us to continue to invest in filing patent applications to protect our technology, inventions and improvements. However, we can

APYX MEDICAL CORPORATION
give no assurance that competitors will not infringe on our patent rights or otherwise create similar or non-infringing competing products that are technically patentable in their own right.

Manufacturing and Suppliers

We are committed to producing the most technically advanced and highest quality products of their kind available on the market. We manufacture the majority of our products on our premises in Clearwater, Florida and at our facility located in Sofia, Bulgaria, both of which are certified under the ISO13485:2016 international quality standards and are subject to continuing regulation and routine inspections by the FDA and other regulatory agencies to ensure compliance with regulations relating to our quality management system, medical device complaint reporting, and adherence to FDA and other country restrictions on promotion and advertising. In addition, we are subject to regulations under the Occupational Safety and Health Act, the Environmental Protection Act and other federal, state and local regulations, as well as international laws and regulations.

We work closely with our suppliers to ensure that our raw material inventory (i.e., semiconductors and plastics) needs are met, while maintaining high quality and reliability. To date, we have experienced some delays in locating and obtaining the materials necessary to fulfill our production requirements, but such delays have not caused a meaningful backlog of sales orders. However, it is possible that a prolonged disruption to the global supply chain could cause a backlog of sales orders in the future. We continue to work to find other sources of supply, where feasible, and have expedited the shipments of certain raw material items to adequately maintain our production and safety stock levels, resulting in higher shipping costs. We have also experienced some impact on the purchase prices of our raw materials due to inflation, global inventory shortages. and increased demand across the manufacturing sector.

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

Sustainability

We have created a strong environmental, social and governance (“ESG”) structure by introducing a cross-functional ESG team which has been working with senior management, our board, and other stakeholders to develop an ESG framework that is aligned with our corporate mission, vision and values. Our ESG initiatives are sponsored by our CEO and CFO, and includes a steering committee comprised of all members of the executive management team as well as some mid-level managers in certain areas such as R&D, Regulatory and Quality. In July 2022, we published our first ESG report aligned with the Sustainability Accounting Standards Board (“SASB”) Medical Equipment industry standards.

Part of our culture is to give back and support the communities and people around us. In 2022, we engaged in both employee volunteer and financial support in the areas of education and the environment. Such initiatives included the following:

•Week-long high school internship\shadowing program for students interested in the field of engineering;
•Hosting a group of 25 local students participating in their school’s STEM program at our manufacturing facility
•Employee participation in a local beach clean up event
•Donation of supplies to a local elementary school and to support those impacted by Hurricane Ian
•Local food drive donations as well as gifts for less fortunate children during the holidays
•Several financial contributions and sponsorships to various non-profit organizations

Human Capital Management

APYX MEDICAL CORPORATION
At December 31, 2022, we had 276 full-time employees world-wide, of whom 4 were executive officers, 47 were supervisory personnel, 36 were sales personnel and 189 were technical support, administrative and production employees. None of our current employees are covered by a collective bargaining agreement and we have never experienced a work stoppage. During 2022, our voluntary employee turnover rate was approximately 13.6%.

Diversity, Equity and Inclusion

We have worked to create a culture that fosters employee engagement, where diverse talent is productive and passionate about the work they do. We continuously focus our efforts on cultivating and enhancing our working culture that embraces equality, diversity and inclusion. Currently, over half of our global workforce is represented by women, including half of our executive management team. In addition, in the U.S., approximately 36% of our employees are from minority ethnic\racial groups.

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
•Team Players: We respect everyone’s contribution and are absolutely committed to elevating our fellow team members, and our customers and their patients.

Employee Health and Safety

The health and safety of our employees is our highest priority, and this is consistent with our operating philosophy. We provide a safe and healthy workplace for employees consistent with the requirements of the Occupational Safety and Health Act (“OSHA”). We aim to prevent any employee, visitor, customer, or person from being subjected to any health or safety risks. We provide annual training and expect our employees to diligently work towards the maintenance of safe and healthy working conditions, adhere to proper operating practices and procedures designed to prevent injury and illness, and conscientiously observe all safety regulations. Our commitment to the safety and well-being of our employees is shown through safety walkthroughs by our Safety Committee, as well as having an open-door policy, allowing employees to feel comfortable bringing up any safety concerns to management or Human Resources. Identified concerns and potential hazards are addressed immediately, which is evidenced by our low safety incident rate quarter over quarter. In 2022, we had no lost time accidents.

APYX MEDICAL CORPORATION
Our Two Business Segments

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

In regards to these operating segments, our results are aggregated into reportable segments only if they exhibit similar economic characteristics. In addition to similar economic characteristics, we also consider the following factors in determining the reportable segments: the nature of business activities, the management structure directly accountable to our chief operating decision maker for operating and administrative activities, availability of discrete financial information, and information presented to the Board of Directors and investors. Asset information is not reviewed by the chief operating decision maker by segment and is not available by segment and, accordingly, we have not presented a measure of assets by reportable segment.

For the year ended December 31, 2022, our OEM segment contributed 17.3% of our consolidated total revenue and our Advanced Energy segment contributed 82.7% of our consolidated total revenue.

Advanced Energy Segment

Overview

Our product portfolio consists of our Helium Plasma Technology that is marketed and sold as Renuvion® in the cosmetic surgery market and J-Plasma® in the hospital surgical market. Our primary focus is on the cosmetic surgery market where Renuvion® offers plastic surgeons, fascial plastic surgeons and cosmetic physicians a unique ability to provide controlled heat to the tissue to achieve their desired results. This technology has FDA clearance, CE mark, and clearance for sale in multiple other countries and is generally indicated for the cutting, coagulation and ablation of soft tissue. The system consists of an electrosurgical generator unit (“ESU”), a handpiece and a supply of helium gas. The proprietary radiofrequency (“RF”) energy is delivered to the handpiece by the ESU and used to energize an electrode. When helium gas passes over the energized electrode, helium plasma is generated which allows for conduction of the RF energy from the electrode to the patient in the form of a precise helium plasma beam. The energy delivered to the patient via the helium plasma beam is unique in that it allows for the application of heat to tissue in a way that is not possible with traditional monopolar or bipolar technologies. This technology has been the subject of over ninety peer-reviewed journal articles, book chapters, abstracts, and posters. It also continues to be the subject of numerous presentations at traditional and cosmetic surgery conferences around the world.

This technology initially received FDA clearance in 2012 and a CE mark in December 2014, which enables us to sell the product in the European Union. In 2014, we created and trained a direct sales force dedicated to sell this technology. In 2015, we continued the commercialization process for our Helium Plasma Technology with a multi-faceted strategy designed to accelerate adoption of the product. This strategy primarily involved deployment of a dedicated sales force, developing product line extensions and expanding the specialties in which this technology can become the “standard of care” for certain procedures.

During 2022, we continued our full-scale, global, commercialization efforts for Renuvion® in the cosmetic and plastic surgery markets. As of December 31, 2022, we had a direct sales force of 35 field-based selling professionals and utilized 3 independent sales agencies. We also had 4 sales managers. This selling organization is focused on the use of Renuvion® in the cosmetic surgery market, supported by our global medical affairs team. This global team of clinical support specialists focuses on supporting our users to ensure optimal outcomes for their patients. In addition, we have invested in training programs and marketing-related activities to support accelerated adoption of Renuvion® into physicians’ practices.

From 2015 through 2022, we launched numerous new extensions to our Helium Plasma product lines in an effort to target new surgical procedures, users, and markets. Most notably, throughout 2021, we continued our launch of our Renuvion® Apyx Plasma RF handpieces (“APR”) around the world. These handpieces were designed with improved ergonomics and usability for our Renuvion® customers. As a result of our sales, marketing and product development initiatives, we have significantly increased the number of physicians using our Helium Plasma Technology by expanding usage to include the cosmetic surgery market in the U.S., and the cosmetic surgery market as well as the surgical oncology market outside the U.S. In late January 2023, we launched our recently FDA approved Apyx One Console in the US. This is a multi-functional generator incorporating an advanced 3-in-1 energy system that enables plastic and cosmetic surgeons to utilize Renuvion technology, together with full monopolar and bipolar energy.

APYX MEDICAL CORPORATION
Key features of the Apyx One Console include adaptive and intuitive touch screens, procedural presets by body part, cloud connectivity, data sharing and logging, remote upgrade capabilities and system diagnostics, and an advanced gas system that measures and monitors gas volume and usage.

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

Products

Our Advanced Energy Products consist of our Helium Plasma Technology lines (Renuvion® and J-Plasma®). These product lines consist of a multifunction generator, a handpiece and a supply of helium gas. RF energy is delivered to the handpiece by the generator and used to energize an electrode. When helium gas passes over the energized electrode, helium plasma is generated which allows for conduction of the RF energy from the electrode to the patient in the form of a precise helium plasma beam. The energy delivered to the patient via the helium plasma beam is unique in that it allows for the application of heat to tissue in a way that is not possible with traditional monopolar or bipolar technologies.

Helium Plasma Generator

While we did a limited launch of our Apyx Once Console in the U.S. in the fourth quarter of 2022, full commercial launch of the generator in the U.S. started in January 2023. Internationally, during 2022, we continued our launch of the Renuvion® System 3 generator, to markets outside the U.S. This high frequency electrosurgical generator can be used for delivery of RF energy and/or helium plasma to cut, coagulate and ablate soft tissue during open and laparoscopic surgical procedures. This new generator was built for use with our Renuvion® APR handpieces, and features enhanced capabilities such as a joule counter, capable of displaying energy delivered to the patient, and new Auto-Bipolar functionality, which expands the surgical capabilities of the system. These new product releases continue to expand the procedure base for our Helium Plasma Technology by providing surgeons with the tools they need to access additional anatomic locations and perform specific procedures.

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

APYX MEDICAL CORPORATION
Competition

Currently, we are the only company with helium-based plasma products and two specific indications from the FDA. While the FDA Safety Notice did impact our sales, and there are RF-based competitors, argon plasma competitors, and CO2 laser competitors for our target market, we still believe our competitive position did not change in 2022.

FDA and Other Government Regulations

The Company’s business is subject to varying degrees of governmental regulation in the countries in which operations are conducted, and the general trend is toward increasingly stringent regulation and enforcement. We are subject to costly and complex U.S. and foreign laws and governmental regulations, and any adverse regulatory action may materially adversely affect the our financial condition and business operations. In the U.S., the drug, device, and cosmetic industries have long been subject to regulation by various federal and state agencies, primarily as to product safety, efficacy, manufacturing, advertising, labeling and safety reporting. The exercise of broad regulatory powers by the FDA continues to result in increases in the amounts of testing and documentation required for FDA approval of new drugs and devices and a corresponding increase in the expense of product introduction. Similar trends are also evident in major markets outside of the U.S. The new medical device regulatory framework and the new privacy regulations in Europe and in other countries are examples of such increased regulation.

For example, the European Union enacted the European Union Medical Device Regulation in May 2017 with an effective date of May 2021, which imposes stricter requirements for the marketing and sale of medical devices, including in the areas of clinical evaluation requirements, quality systems, labeling and post-market surveillance. Additionally, as a result of the exit of the United Kingdom from the European Union (Brexit), new medical device regulations were released by the United Kingdom, which became effective January 1, 2021. A gap analysis against the prior Medical Device Directive (“MDD”), a compliance plan was implemented, and the plan is being executed for both the European Union and United Kingdom regulations to ensure compliance and minimize business disruption.

The regulatory agencies under whose purview the Company operates have administrative powers that may subject it to actions such as product withdrawals, recalls, seizure of products and other civil and criminal sanctions. In some cases, the Company’s may deem it advisable to initiate product recalls.

The FDA and regulatory agencies around the globe are also increasing their enforcement activities. If the FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical devices are ineffective or pose an unreasonable health risk, the FDA could ban such products, detain or seize adulterated or misbranded products, order a recall, repair, replacement, or refund of such products, refuse to grant pending applications for marketing authorization or require certificates of foreign governments for exports, and/or require us to notify health professionals and others that the products present unreasonable risks of substantial harm to the public health. The FDA may also assess civil or criminal penalties against us, our officers or employees and impose operating restrictions on a company-wide basis or enjoin and/or restrain certain conduct resulting in violations of applicable law. The FDA may also recommend prosecution to the U.S. Department of Justice. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively marketing and selling our products and limit our ability to obtain future clearances or approvals, and could result in a substantial modification to our business practices and operations. Equivalent enforcement mechanisms exist in different countries in which we conduct business.

On March 14, 2022, the FDA posted a Safety Communication that warns consumers and health care providers against the use of our Advanced Energy products outside of their FDA-cleared indications for general use in cutting, coagulation, and ablation of soft tissue during open and laparoscopic surgical procedures. Following the Safety Communication, we experienced slowed demand for the adoption of our Helium Plasma Technology. Throughout 2022, and continuing into 2023, we have been working closely with the FDA to gain clearances for the use of our products in various surgical applications, demonstrating our commitment to both safety and efficacy, supported by both clinical study and real-world data.

The costs of human healthcare have been and continue to be a subject of study, investigation and regulation by governmental agencies and legislative bodies around the world. In the U.S., attention has been focused by states, regulatory agencies and congress on device prices and profits and programs that encourage doctors to recommend, use or purchase particular medical

APYX MEDICAL CORPORATION
devices. Laws and regulations have been enacted to require adherence to strict compliance standards and prevent fraud and abuse in the healthcare industry. There is increased focus on interactions and financial relationships between healthcare companies and healthcare providers.

Various transparency laws and regulations require disclosures of payments and other transfers of value made to physicians and teaching hospitals and, beginning with disclosures in 2022, to certain non-physician practitioners. Payers have become a more potent force in the marketplace and increased attention is being paid to medical device pricing, appropriate drug and medical device utilization and the quality and costs of healthcare generally. However, most of the Company’s products are not reimbursable by payers (including the US. Government) which alleviates some of the burden of reporting. Nevertheless, we are committed to following all legal requirements, as well as company policies and procedures as it relates to our interactions with healthcare professionals. At all times, we will provide information to healthcare professionals that is truthful, not misleading, and consistent with our product labeling and supported by our data.

Medical Device Single Audit Program (“MDSAP”)

The International Medical Device Regulators Forum (“IMDRF”) recognized that a global approach to auditing and monitoring the manufacturing of medical devices could improve their safety and oversight on an international scale. The IMDRF established a work group that developed specific documents to advance a MDSAP. The Medical Device Single Audit Program allowed MDSAP recognized Auditing Organizations to conduct a single regulatory audit of a medical device manufacturer to satisfy the relevant requirements of the regulatory authorities participating in the program. Today the regulatory authority members include the US, Australia, Brazil, Canada and Japan, official observers European Union and United Kingdom, and affiliates Argentina, Israel, South Korea, and Singapore. In February 2022, we underwent a successful annual MDSAP audit by our registrar GMED SAS. There were no observations related to safety or efficacy of our products noted during this MDSAP audit. The FDA accepts MDSAP audit reports as a substitute for routine Agency inspections.

Global Supply Chain Impact

Further, the Company relies on global supply chains, and production and distribution processes, that are complex, are subject to increasing regulatory requirements, and may be faced with unexpected changes that may affect sourcing, supply and pricing of materials used in the Company’s products. These processes also are subject to complex and lengthy regulatory approvals.

OEM Segment

Overview

We leverage our expertise in the design, development and manufacturing of electrosurgical equipment and medical devices by producing generators, medical devices and related accessories for large, well-known medical device manufacturers through original equipment manufacturing (“OEM”) agreements, as well as start-up companies with the need for our energy-based designs. In connection with the Asset Purchase Agreement with Symmetry Surgical in 2018, we entered into a Manufacturing and Supply Agreement for a ten-year term, whereby we will manufacture certain products and sell to them at agreed upon prices. Revenue, costs and expenses resulting from this agreement are reported in our Consolidated Statements of Operations as a component of income or loss from operations of our OEM reporting segment.

APYX MEDICAL CORPORATION
ITEM 1A. Risk Factors

In addition to risks and uncertainties in the ordinary course of business, important risk factors that may affect us are discussed below. Additional risks not presently known to us, or that we currently believe are immaterial, may also significantly impact or impair our business operations.

Regulatory Compliance Risk

Product Approval and Monitoring

Most countries where we sell medical devices subject our technologies to their own approval and other regulatory requirements regarding performance, safety, and quality. The global regulatory environment is increasingly unpredictable and stringent. Countries that did not have regulatory requirements for medical devices have established such requirements in recent years, and other countries have expanded, or plan to expand, their existing regulations. While there are efforts at some harmonization of global regulations, requirements continue to differ significantly among countries. We expect that as this global regulatory environment continues to evolve, it could impact the cost, the time needed to approve, and ultimately, our ability to maintain existing approvals or obtain future approvals for our products. Regulations of the U.S. Food and Drug Administration (the “FDA”) and other regulatory agencies in and outside the U.S. impose significant compliance and monitoring obligations on our business.

We are subject to costly and complex laws and governmental regulations and any adverse regulatory action may materially adversely affect our financial condition and business operations.

As a part of the regulatory process for obtaining marketing clearance or approval for new products and new indications for existing products, we conduct and participate in numerous clinical trials with a variety of study designs, patient populations, and trial endpoints. Unfavorable or inconsistent clinical data from existing or future clinical trials, or the market’s or the FDA’s perception of these clinical data, may adversely impact our ability to obtain product approvals, our position in, and share of, the markets in which we participate. We cannot guarantee that we will be able to obtain or maintain marketing clearance for our new products or enhancements or modifications to existing products, and the failure to maintain approvals or obtain approval or clearance could have a material adverse effect on our business, results of operations, financial condition and cash flows. Even if we are able to obtain approval or clearance, it may:

•take a significant amount of time;
•require the expenditure of considerable resources;
•involve rigorous clinical and pre-clinical testing, as well as increased post-market surveillance;
•involve modifications, repairs, corrections, or replacements of our products; and
•limit the proposed intended uses of our products.

On March 14, 2022, the FDA posted a Communication that warns consumers and health care providers against the use of our Advanced Energy products outside of their FDA-cleared indications for general use in cutting, coagulation, and ablation of soft tissue during open and laparoscopic surgical procedures. We continue to work with the FDA towards securing 510(k) clearance for additional indications. We continue to evaluate what effects, if any, the Communication will continue to have on our results of operations, cash flows and financial position.

On May 26, 2022, we announced that we received 510(k) clearance from the FDA for the use of the Renuvion Dermal Handpiece for specific dermal resurfacing procedures. On July 18, 2022, we announced that we received 510(k) clearance from the FDA for the use of the Renuvion® APR Handpiece for certain skin contraction procedures.

On June 2, 2022, and July 21, 2022, the FDA updated the Medical Device Safety Communication to recognize the new 510(k) clearances for the Renuvion® Dermal handpiece, and the expanded indications for the Renuvion® APR handpieces. The 510(k) clearance for the Renuvion® Dermal handpiece allows surgeons to perform dermal resurfacing procedures for the treatment of moderate to severe wrinkles and rhytides, limited to patients with Fitzpatrick Skin Types I, II or III. The 510(k) clearance for the Renuvion® APR handpieces now addresses improving the appearance of lax (loose) skin in the neck and submental region.

APYX MEDICAL CORPORATION
On February 1, 2023, we announced we had submitted a 510(k) premarket notification (“510(k) submission”) for the Renuvion APR Handpiece to the FDA, supported by a clinical study and real-world evidence. This 510(k) submission is intended to expand Renuvion’s indications for use to include a specific indication for the use of the Renuvion APR Handpiece for the coagulation of subcutaneous soft tissues where needed, following liposuction. There can be no assurance that we will receive such FDA clearance.

On February 27, 2023, we announced that we received 510(k) clearance from the FDA for the use of the Renuvion APR Handpiece for the delivery of radiofrequency energy and/or helium plasma where coagulation/contraction of soft tissue is needed. Soft tissue includes subcutaneous tissue.

While we expected that receiving these clearances would materially mitigate the financial effects of the Safety Communication in future periods, we continue to experience reduced demand for the adoption and utilization of our technology and we believe that this may have an adverse effect in future periods.

Before and after a product is commercially released, we have ongoing responsibilities under the FDA, Health Canada, Australia, Brazil, EU, and other applicable world-wide government agency regulations. For instance, many of our processes and facilities, as well as those of our suppliers, are also subject to periodic audits to determine compliance with applicable regulations. The results of these audits can include major inspectional observations, warning letters, or other forms of enforcement.

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

In the EU, a single regulatory approval process exists, and conformity with the legal requirements is represented by the CE Mark. To obtain a CE Mark, defined products must meet minimum standards of performance, safety, and quality (i.e., the essential requirements), and then, according to their classification, comply with one or more of a selection of conformity assessment routes. The competent authorities of the EU countries separately regulate the clinical research for medical devices and the market surveillance of products once they are placed on the market. A new Regulation (EU) 2017/745 on medical devices, or “EU MDR”, came into effect in May 2017, which imposes significant additional premarket and postmarket requirements.

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

APYX MEDICAL CORPORATION

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

•Restriction on Hazardous Substances (“RoHS”) Directive
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

Ethylene oxide (“EtO”) is used to sterilize approximately 50% of medical devices in the U.S. While some alternative methods currently exist, potential device incompatibility issues exist with these alternatives. The U.S. Environmental Protection Agency (EPA) classified EtO as a carcinogen after linking it to cases of breast cancer, lymphoma and leukemia. Currently, shortages due to current closures are not expected, but any additional commercial sterilization facility closures could result in shortages for certain devices. Our devices are not currently impacted by these closures, however, it is unknown if the current EtO facilities utilized by Apyx Medical could be impacted in the future.

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

APYX MEDICAL CORPORATION

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

Due to our recurring net losses and the continued impact of the FDA Safety Communication on demand for the adoption and utilization of our technology, we may need to raise additional capital to fund our future operations. Our cash needs will depend on numerous factors, including our revenues, successful completion of our FDA product clearance activities, our continued ability to commercialize our advanced energy products, and our ability to reduce and control costs. If we are unable to secure such additional financing on terms that are acceptable to us, it will have a material adverse effect on our business, and we may have to limit operations in a manner inconsistent with our growth strategy. If additional funds are raised through the issuance of equity securities, it will be dilutive to our stockholders and could result in a decrease in our stock price. If we are unable to obtain the requisite amount of financing needed to fund our planned operations, it would have a material adverse effect on our business and ability to continue as a going concern.

Our indebtedness levels could impact our business.

Our ability to make payments on, and to refinance, our indebtedness will depend on our ability to generate cash from operations or other financings. Our ability to generate cash is subject to general economic, financial, competitive, regulatory, and other factors that are beyond our control. We may not generate sufficient funds to service our debt, meet our required debt covenants, or meet our business needs, such as funding working capital or the expansion of our operations. If we are unable to do so, we may be forced to take disadvantageous actions, including issuing additional shares of our stock, reducing spending on marketing, product development, reducing financing in the future for working capital, capital expenditures and general corporate purposes, or dedicating an unsustainable level of our cash flows from operations to the payment of principal and interest on our indebtedness. The creditors who hold our debt could also accelerate amounts due in the event that we trigger a default. Any inability to generate sufficient cash flow or to refinance our indebtedness on favorable terms could have a material adverse effect on our financial condition.

APYX MEDICAL CORPORATION

The aesthetic equipment market is characterized by rapid innovation. To compete effectively, we must develop and/or acquire new products, seek regulatory clearance, ensure adequate product supply, execute successful marketing, and identify new markets for our technology.

Our industry is subject to continuous technological development and product innovation. If we do not continue to innovate and develop new products and applications, our competitive position will likely deteriorate as other companies successfully design and commercialize new products and applications or enhancements to our current products. To grow in the future, we must continue to develop and/or acquire new and innovative aesthetic products and applications, identify new markets, and successfully launch the newly acquired or developed product offerings.

Our research and development activities are an essential component of our efforts to develop new and innovative products. New and improved products play a critical role in our sales growth. We continue to place emphasis on the development of proprietary products, such as our Renuvion®/J-Plasma® technology, and product improvements to complement and expand our existing product lines. We maintain close working relationships with physicians and medical personnel in hospitals and universities who assist in product research and areas of development.

While we expect to continue making future investments to enable us to develop and market new technologies and products to further our strategic objectives and strengthen our existing business. We cannot guarantee that any of our previous or future investments in both facilities will be successful or that our new products will gain market acceptance. This would have a material adverse effect on our business and results of operations.

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

APYX MEDICAL CORPORATION
business, financial condition and results of operations.

If we are unable to protect our patents or other proprietary rights, or if we infringe on the patents or other proprietary rights of others, our competitiveness and business prospects may be materially damaged.

We have been issued 40 patents in the United States and 28 foreign patents. We have 22 pending patent applications in the United States and 58 pending foreign applications. Our intellectual property portfolio for our J-Plasma®/Renuvion® products continues to grow on an annual basis. We intend to continue to seek legal protection, primarily through patents, for our proprietary technology. Seeking patent protection is a lengthy and costly process and there can be no assurance that patents will be issued from any pending applications, or that any claims allowed from existing or pending patents will be sufficiently broad or strong to protect our proprietary technology. There is also no guarantee that any patents we hold will not be challenged, invalidated or circumvented, or that the patent rights granted will provide competitive advantages to us. Our competitors have developed, and may continue to develop and obtain, patents for technologies that are similar or superior to our technologies. In addition, the laws of foreign jurisdictions in which we develop, manufacture or sell our products may not protect our intellectual property rights to the same extent as the laws of the United States.

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

We are involved in a number of legal actions relating to the use of our technology. The outcomes of these legal actions are not within our complete control and may not be known for prolonged periods of time. In the opinion of management, the Company has meritorious defenses, and such claims are adequately covered by insurance, or are not expected, individually or in the aggregate, to result in a material, adverse effect on our financial condition, results of operations and cash flows. However, in the event that damages exceed the aggregate coverage limits of our policy, or if our insurance carriers disclaim coverage, or if we are unable to continue to obtain coverage on commercially reasonable terms, we believe it is possible that costs associated with these claims could have a material adverse impact on our consolidated financial position, results of operations and cash flows (see below ITEM 3: Legal Proceedings).

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

Risks Relating to Our Industry

The energy-based medical device industry in the aesthetics market is highly competitive and we may be unable to compete effectively.

The energy-based medical device industry for the aesthetics market is highly competitive. Many competitors in this industry are well-established, do a substantially greater amount of business, and have greater financial resources and facilities than we do.

APYX MEDICAL CORPORATION

We have invested and continue to invest, substantial resources to develop and monetize our Renuvion® technology into the cosmetic surgery market. We believe we must continue to innovate and develop new applications for our products and obtain new indications for use in order to differentiate ourselves and stay competitive. If we are unable to gain acceptance of our technology in the marketplace, or obtain new indications for use, our business and results of operations and cash flows may be materially and adversely affected.

Part of our strategy depends on developing strong working relationships with key plastic surgeons, cosmetic physicians and other healthcare professionals. The guidance we get from these relationships is important from both a commercialization strategy and product development standpoint. Without establishing and maintaining these relationships globally, the development and commercialization of our products could suffer which could have a material adverse impact on our business.

If there is not sufficient consumer demand for the procedures performed with our products, surgeon demand for our products could be inhibited, resulting in unfavorable operating results and reduced growth potential.

Continued expansion of the global market for aesthetic procedures is a material assumption of our business strategy. The procedures performed using our products are elective procedures not reimbursable through government or private health insurance, with the costs borne by the patient. The decision to utilize our products may therefore be influenced by a number of factors, including:

•consumer disposable income and access to consumer credit, which as a result of an unstable economy, may be     significantly impacted;
•the cost, safety and effectiveness of alternative treatments;
•the success of our direct to consumer sales and marketing efforts; and
•the education of our customers and their patients on the benefits and uses of our products, compared to competitors’ products and technologies.
•
If, as a result of these factors, there is not sufficient demand for the procedures performed with our products, customer demand could be reduced, which could have a material adverse effect on our business, financial condition, revenue and result of operations.

Risks Relating to Our Stock

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

We currently do not anticipate paying any dividends on our common stock in the foreseeable future, and we are subject to restrictions on our ability to pay dividends pursuant to our credit agreement executed in February 2023. We currently intend to

APYX MEDICAL CORPORATION
retain future earnings, if any, to finance operations and invest in our business. Any declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors and will depend on many factors, including our financial condition, earnings, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends, and other considerations that our board of directors deems relevant.

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

Issuance of equity through our shelf registration, as well as the exercise of options issued by us will dilute the ownership interest of existing stockholders.

As of December 31, 2022, our outstanding stock options to our employees, officers, directors and consultants amounted to 6,520,444 shares of our common stock, representing approximately 18.8% of our outstanding common stock.

The issuance of additional equity through our shelf registration or through the exercise of some or all of our stock options will dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion or exercise could adversely affect prevailing market prices of our common stock.

General Risks

We may, in the future, identify deficiencies in internal controls over financial reporting.

While we have concluded that, as of December 31, 2022, our disclosure and reporting controls were effective as included in Part II, Item 9A of this Form 10-K, there can be no assurance that future control deficiencies or material weaknesses will not be identified. If we do identify additional material weaknesses in our internal controls over financial reporting in the future, our ability to analyze, record and report financial information free of material misstatements, and to prepare our financial statements within the time periods specified by the rules and forms of the SEC, may likely be adversely affected.

We rely on our management team and other key personnel, and we may lose key personnel or fail to attract, train, and retain other talented personnel.

We depend on the skills, working relationships, and continued services of key personnel, including our experienced management team. In addition, our ability to achieve our strategic operating objectives depends on our ability to identify, hire, train, and retain qualified individuals throughout the organization. We compete with other companies both within and outside of our industry for talented personnel, and we may lose key personnel or fail to attract, train, develop, and retain other talented personnel. Any such loss or failure could adversely affect our sales, operating results, and financial condition.

We are at risk of being the victim of a cyber-attack or a security breach that may expose confidential customer, product and Company data or compromise our internal IT infrastructure. This could lead to liabilities resulting from failure to comply with US and foreign data security and privacy regulations and negative impacts to our business operations.

We store in our computer systems and network various elements of data and information related to our customers, products and company that could be compromised as the result of a cyber-attack or security breach. If an individual or group of individuals, including a Company employee, were to compromise confidential information, or if customer confidential information is inappropriately disclosed due to a security breach of our computer systems, system failures or otherwise, we may face substantial liabilities or incur penalties in connection with any violation of applicable privacy laws or regulations. We also rely heavily on our internal systems, network and data. To date, we have not had any breaches against our systems and network, and we obtain cyber security insurance coverage on an annual basis. However, our inability to properly scale IT security levels as our business grows, or any future attacks on our IT infrastructure could have a significant impact on our daily manufacturing and customer service functions which could result in a material adverse impact on our financial results, potentially in excess of our current coverage limits.

APYX MEDICAL CORPORATION
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

Adverse global and regional economic conditions could materially adversely affect the Company’s business, results of operations and financial condition.

Adverse macroeconomic conditions, including inflation, slower growth or recession, new or increased tariffs and other barriers to trade, changes to fiscal and monetary policy, tighter credit, higher interest rates, high unemployment and currency fluctuations can adversely impact consumer confidence and spending and materially adversely affect demand for the Company’s products and services. In addition, uncertainty about, or a decline in, global or regional economic conditions could have a significant impact on the Company’s suppliers, contract manufacturers, freight carriers, and distributors, resulting in delayed or limited availability of components, higher component costs, and higher freight costs. These and other economic factors could materially adversely affect the Company’s business, results of operations, financial condition and stock price.

The Company’s business can be impacted by political events, trade and other international disputes, war, terrorism, natural disasters, public health issues, industrial accidents and other business interruptions.

Political events, trade and other international disputes, war, terrorism, natural disasters, public health issues, industrial accidents and other business interruptions can harm or disrupt international commerce and the global economy, and could have a material adverse effect on the Company and its customers, suppliers, contract manufacturers, freight carriers, and distributors.

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

ITEM 1B. Unresolved Staff Comments

None

ITEM 2. Properties

We currently own and maintain an approximately 60,000 square foot facility which consists of office, warehousing, manufacturing and research space located at 5115 Ulmerton Rd., Clearwater, Florida.

APYX MEDICAL CORPORATION

Apyx Bulgaria EOOD leases approximately 27,000 square feet of office, warehousing and manufacturing facilities located in Sofia, Bulgaria.

ITEM 3. Legal Proceedings

See Note 17 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

ITEM 4. Mine Safety Disclosures

Not Applicable.

APYX MEDICAL CORPORATION
PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock currently is traded on the NASDAQ Stock Market LLC. As of March 15, 2023, we had approximately 600 stockholders of record. Since many stockholders choose to hold their shares under the name of their brokerage firm, we estimate that the actual number of stockholders was over 3,500 stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	6,460,444	$7.15	1,815,848
Equity compensation plans not approved by security holders (1)	60,000	$4.18	—
Total	6,520,444	$7.12	1,815,848
(1) Represents inducement grants for new hires

Dividend Policy

We have never declared or paid any cash dividends on our common stock and we currently do not anticipate paying cash dividends in the foreseeable future. We currently expect to retain any future earnings to fund the operation and expansion of our business.

APYX MEDICAL CORPORATION
Five Year Performance Graph

The following line graph compares the cumulative total return of our common shares with the cumulative total return of the Russell 2000 Stock Index and the Russell 3000 Stock Index. The line graph assumes, in each case, an initial investment of $100 on December 31, 2018, based on the market prices at the end of each fiscal year through and including December 31, 2022, and reinvestment of dividends.

225
200
175
150
125
100
75
50
25
2018
2019
2020
2021
2022
Apyx Medical Corporation
Russell 2000 Index
Russell 3000 Index

	December 31,
	2018	2019	2020	2021	2022
Apyx Medical Corporation	100.00	130.56	111.11	197.84	36.11
Russell 2000 Index	100.00	123.72	146.44	166.49	130.6
Russell 3000 Index	100.00	128.54	152.01	189.4	150.61

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

On June 2, 2022, and July 21, 2022, the FDA updated the Medical Device Safety Communication to recognize the new 510(k) clearances for the Renuvion® Dermal handpiece, and the expanded indications for the Renuvion® APR handpieces. The 510(k) clearance for the Renuvion® Dermal handpiece allows surgeons to perform dermal resurfacing procedures for the treatment of moderate to severe wrinkles and rhytides, limited to patients with Fitzpatrick Skin Types I, II or III. The 510(k) clearance for the Renuvion® APR handpieces now addresses improving the appearance of lax (loose) skin in the neck and submental region.

On February 1, 2023, we announced we had submitted a 510(k) premarket notification (“510(k) submission”) for the Renuvion APR Handpiece to the FDA, supported by a clinical study and real-world evidence. The 510(k) submission is intended to expand Renuvion’s indications for use to include a specific indication for the use of the Renuvion APR Handpiece for the coagulation of subcutaneous soft tissues where needed, following liposuction.

On February 27, 2023, we announced that we received 510(k) clearance from the FDA for the use of the Renuvion APR Handpiece for the delivery of radiofrequency energy and/or helium plasma where coagulation/contraction of soft tissue is needed. Soft tissue includes subcutaneous tissue.

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

While sales were continuing to grow into the first quarter of 2022 prior to the FDA Safety Communication, over the last few

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

years, exclusive of our sale of the Core business segment to Symmetry Surgical during 2018, we have incurred recurring net losses and cash outflows from operations and we anticipate that losses will continue in the near term. For the year ended December 31, 2022, we incurred an operating loss of $23.6 million and used $20.3 million of cash in operations. As of December 31, 2022, we had cash and cash equivalents of $10.2 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date of issuance of these consolidated financial statements.

In an effort to alleviate these conditions, we pursued various funding solutions in order to improve liquidity.

On November 22, 2022, the we filed a shelf registration statement providing us the ability to register securities in the aggregate amount up to $100 million. The shelf registration included an embedded ATM facility for up to $40 million. To date we have not utilized this facility.

On February 17, 2023, we entered into a Credit, Security and Guaranty Agreement (the “Credit Agreement”) with MidCap Funding IV Trust (as agent), and MidCap Financial Trust (as term loan servicer), and the lenders party thereto from time to time.

The Credit Agreement provides for an up to $35 million facility, consisting of senior secured term loans and a secured revolving facility. The Credit Agreement provides for senior secured term loans of up to $25 million, comprised of (i) an initial tranche of $10 million, (ii) a second tranche of $5 million, and (iii) a third tranche of $10 million. The secured revolving facility provides for loans in an aggregate principal amount of up to $10 million, subject to a borrowing base equal to certain percentages of the Company’s eligible accounts receivable and inventory, as determined in accordance with the terms of the Credit Agreement.

For a more in depth description of the terms of the Credit Agreement see Note 20 in Item 8 of this report on Form 10-K.

On February 27, 2023, our Board of Directors approved a plan to sell and leaseback the our real property located in Clearwater, FL. On March 14, 2023, we entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with VK Acquisitions VI, LLC (the “Purchaser”), for the sale of our facility located at 5115 Ulmerton Road, Clearwater, Florida, as more fully described in the Purchase Agreement (collectively, the “Property”) for a purchase price of $7,650,000. The Purchase Agreement is subject to the satisfactory completion of due diligence by the Purchaser. Upon the closing of the sale of the Property, we will enter into a lease agreement with the Purchaser, pursuant to which the Property will be leased back to us.

For a more in depth description of the terms of the Purchase Agreement see Note 20 in Item 8 of this report on Form 10-K.

During January 2023, we were notified that the IRS examination process of our 2018, 2019 and 2020 tax returns was complete and that the Company's tax refunds were approved for substantially the amount recorded in the Company's Consolidated Balance Sheet at December 31, 2022. As of the date of this report, we are awaiting receipt of the tax refunds.

We also continue to re-assess our operating expenditures and cost structure to be commensurate with our expected levels of revenue and we have the ability to reduce or delay expenditures to enhance and preserve liquidity. We have already reduced some operating expenditures, including a reduction-in-force on January 9, 2023, that reduced our U.S. headcount by 14%.

We believe that the actions already taken, and additional actions that we intend to take to manage operating expenditures, will enable us to meet our obligations for a period of at least one year from the date of issuance of our audited consolidated financial statements. As a result, we believe our plans alleviate substantial doubt about our ability to continue as a going concern. Our audited financial statements do not include any adjustments relating to the carrying amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Impact of COVID-19, Supply Chain Disruptions and Other Matters

The impact of the COVID-19 outbreak has subsided substantially in the U.S. but continues to result in reduced activity levels outside of the U.S., such as continued restrictions on travel and business operations and advising or requiring individuals to limit or forego their time outside of their homes or places of business.

In response to the global supply chain instability and inflationary cost increases, we continue to take action to minimize, as much as possible, any potential adverse impacts by working closely with our suppliers to closely monitor the availability of raw

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

material components (i.e., semiconductors and plastics), lead times, and freight carrier availability. We expect global supply chain instability will continue to have an impact on our business, but to date that has not been material to our financial performance. The consequences of global supply chain instability, inflationary cost increases aand the pandemic, and their adverse impact to the global economy, continue to evolve. Accordingly, the significance of the future impact to our business and financial statements remains subject to significant uncertainty.

During 2022, we hosted over 30 Physician Mentor Programs, or “PMPs,” and our efforts to expand our presence and educational programming at industry conferences and trade shows proceeded as expected. In April 2022, we hosted our first in-person Users’ Meeting and had over 200 people in attendance. This program consisted of presentations from key Renuvion® users around the world on various applications for the product. All of the content was recorded and made available on our website portal for reference by all of our users around the world.

Our continued virtual educational events have also included case studies to illustrate how our leading clinician customers have adopted Renuvion®, their strategies for marketing and selling to new patients, and their thoughts on pricing and return on investment. We also engaged with clinician customers outside the U.S. including hosting multiple continuing education training sessions on Renuvion® with our current international distributors and conducting multiple calls with groups of international prospects interested in learning about our Renuvion® technology.

During 2022, we continued to drive sales in our Advanced Energy business by increasing the adoption and utilization of our handpieces in the U.S. cosmetic surgery market and fulfilling demand from distributors in our international markets. Management estimates that our products have been sold in more than 60 countries. As of December 31, 2022, we had a direct sales force of 35 field-based selling professionals and utilized 3 independent sales agencies. We also had 4 sales managers. This selling organization is focused on the use of Renuvion® and J-Plasma® in the cosmetic and hospital surgical markets, supported by our global medical affairs team. This global team of clinical support specialists focuses on supporting our users to ensure optimal outcomes for their patients. In addition, we have invested in training programs and marketing-related activities to support accelerated adoption of Renuvion® into surgeons' practices.

We believe that our continued investment and focus on the following strategic initiatives in 2022 and beyond will position the Company for long-term growth in the cosmetic surgery market:

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

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations

Sales

	Year Ended December 31,
(In thousands)	2022	2021	Change
Sales by Reportable Segment
Advanced Energy	$36,803	$42,985	(14.4)%
OEM	7,707	5,532	39.3%
Total	$44,510	$48,517	(8.3)%

Sales by Domestic and International
Domestic	$31,208	$32,980	(5.4)%
International	13,302	15,537	(14.4)%
Total	$44,510	$48,517	(8.3)%

Total revenue decreased by 8.3% or approximately $4.0 million for the year ended December 31, 2022 when compared with 2021. Advanced Energy segment sales decreased 14.4% or approximately $6.2 million for the year ended December 31, 2022 when compared with 2021. The Advanced Energy sales decrease is due to global decreases in utilization based demand for our handpieces and the adoption of our generator technology following the FDA Safety Communication on March 14, 2022. The Advanced Energy sales decrease was partially offset by an increase in global utilization based demand for our handpieces and adoption of our generator technology in international markets for most of the first quarter before the FDA Safety Communication.

The OEM product line consists of proprietary products designed specifically for third party equipment manufacturers. Revenue for this product line increased 39.3%, or approximately $2.2 million, when compared to 2021. The increase in OEM sales was due to increases in sales volume to existing customers, including Symmetry Surgical, under our 10-year generator manufacturing and supply agreement, as well as incremental new sales upon the commencement of the supply arrangement related to the completion of the development portion of some of our OEM development agreements.

International sales represented approximately 29.9% and 32.0% of total revenues for the years ended December 31, 2022 and 2021, respectively. Management estimates our products have been sold in more than 60 countries through local dealers coordinated by sales and marketing personnel through our facilities in Clearwater, Florida and Sofia, Bulgaria.

Gross Profit

	Year Ended December 31,
(In thousands)	2022	2021	Change
Cost of sales	$15,379	$14,916	3.1%
Percentage of sales	34.6%	30.7%

Gross profit	$29,131	$33,601	(13.3)%
Percentage of sales	65.4%	69.3%

Our gross profit margin as a percentage of sales decreased by 3.8% during the year ended December 31, 2022 compared with 2021. The decrease in gross profit margins for the year ended December 31, 2022 from the prior year is primarily attributable to changes in the sales mix between our two segments, with our OEM segment comprising a higher percentage of total sales, product mix within our Advanced Energy Segment and higher material and inbound shipping costs to manufacture our inventory. These decreases were partially offset by geographic mix within our Advanced Energy segment, with domestic sales comprising a higher percentage of total sales and the mix of newer product models as we obtain registrations, allowing these products to be introduced into the markets we serve.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Other Costs and Expenses

Research and development

	Year Ended December 31,
(In thousands)	2022	2021	Change
Research and development	$4,544	$4,321	5.2%
Percentage of sales	10.2%	8.9%

Our expenditures for research and development related activities increased by 5.2% or approximately $0.2 million for the year ended December 31, 2022, compared with 2021. This increase was primarily due to increases in payroll and related benefits of R&D personnel ($0.3 million) partially offset by lower spending on our two investigational device exemption (IDE) clinical studies and other product development initiatives ($0.1 million).

Professional services

	Year Ended December 31,
(In thousands)	2022	2021	Change
Professional services	$9,044	$7,589	19.2%
Percentage of sales	20.3%	15.6%

Professional services expenses increased 19.2%, or approximately $1.5 million for the year ended December 31, 2022, compared with 2021. This increase was primarily attributable to increases in legal expenses ($0.4 million), primarily associated with the estimated loss recorded for the class action lawsuit, Board of Directors option expense ($0.4 million), marketing consulting expense ($0.3 million), accounting and auditing fees ($0.2 million), physician consulting fees ($0.2 million), and employee recruitment expense ($0.2 million). These increases were partially offset by a decrease in stock compensation expense for our partner physicians ($0.2 million).

Salaries and related costs

	Year Ended December 31,
(In thousands)	2022	2021	Change
Salaries and related costs	$18,621	$17,522	6.3%
Percentage of sales	41.8%	36.1%

Salaries and related expenses increased 6.3% or approximately $1.1 million for the year ended December 31, 2022, compared to 2021. The increase was primarily driven by higher compensation and benefits ($1.7 million) and stock compensation expense ($1.2 million) as compared to the same period in the prior year. These increases are partially offset by a decrease in bonus expense ($1.8 million) as we determined we did not meet our 2022 bonus objectives, and accordingly, we have recorded no annual bonus expense in 2022.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Selling, general and administrative expenses

	Year Ended December 31,
(In thousands)	2022	2021	Change
Selling, general and administrative	$20,484	$18,617	10.0%
Percentage of sales	46.0%	38.4%

Selling, general and administrative expense increased by 10.0% or approximately $1.9 million for the year ended December 31, 2022, compared with 2021. The change is primarily driven by higher insurance expense, including product liability claims on our policies ($1.9 million), travel and entertainment expense ($1.1 million), advertising expense, including trade show fees and related costs ($1.0 million), employee training and other meeting expenses ($0.7 million), bad debt expense ($0.2 million), and other public company related costs ($0.1 million). These increases were partially offset by decreases in commissions on Advanced Energy sales ($2.5 million), OEM product recall costs ($0.2 million) as we experienced no product recalls in 2022, lower technology costs ($0.2 million) and lower regulatory registration expenses ($0.2 million).

Interest Income

	Year Ended December 31,
(In thousands)	2022	2021
Interest income	$157	$11
Percentage of sales	0.4%	—%

Interest income increased approximately $0.1 million for the year ended December 31, 2022, compared with 2021. This increase is due to higher yields on our investments in money market funds and U.S. Treasury securities included in cash and cash equivalents.

Other (Loss) Income, net

	Year Ended December 31,
(In thousands)	2022	2021
Other income (losses), net	$509	$(373)
Percentage of sales	1.1%	(0.8)%

Other income (losses), net increased 236.5% for the year ended December 31, 2022, compared with 2021. This increase was primarily attributable to the release of a portion of our joint and several payroll liability due to the lapse of the statute of limitations on a portion of the liability ($0.6 million) and the wind down of the supply arrangement with Symmetry in the Core business segment ($0.3 million).

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Income Taxes

	Twelve Months Ended December 31,
(In thousands)	2022	2021	Change
Income tax expense (benefit)	$367	$380	(3.4)%
Effective tax rate	(1.6)%	(2.6)%

Income tax expense was approximately $0.4 million, with effective tax rates of (1.6)% and (2.6)%, respectively, for the years ended December 31, 2022 and 2021. For each of the years ended December 31, 2022 and 2021, the effective tax rate differs from the statutory rate primarily due to the valuation allowance on our Federal and State net operating losses (NOLs) combined with interest and penalties on our uncertain tax positions.

Liquidity and Capital Resources

At December 31, 2022, we had approximately $10.2 million in cash and cash equivalents as compared to approximately $30.9 million in cash and cash equivalents at December 31, 2021. Our working capital at December 31, 2022 was approximately $31.1 million compared with $47.5 million at December 31, 2021. The decrease in working capital at December 31, 2022 was primarily due to the net loss incurred by the Company in 2022 following the Safety Communication on March 14, 2022, excluding non-cash activity, comprised primarily of stock-based compensation expense. Following the Safety Communication we had cash outflows of $5.6 million related to growth in inventory due to existing non-cancellable purchase orders when the Safety Communication was issued and management's decision to continue to build inventory with these materials through the uncertainty. The lower sales as a result of the Safety Communication also resulted in operating cash inflows of $1.9 million related to lower accounts receivable balances on the lower sales.

For the year ended December 31, 2022, net cash used in operating activities was approximately $20.3 million, which principally funded our loss from operations of $23.6 million, compared with net cash used in operating activities of approximately $10.4 million in 2021. As discussed in the Executive Level Overview, our operating loss, cash used in operations and current cash and cash equivalents balance of $10.2 million raise substantial doubt about our ability to continue as a going concern for a period of at least one year from the date of issuance of our consolidated financial statements.

In an effort to alleviate these conditions, we pursued various funding solutions in order to improve liquidity.

On November 22, 2022, the we filed a shelf registration statement providing us the ability to register securities in the aggregate amount up to $100 million. The shelf registration included an embedded ATM facility for up to $40 million. To date we have not utilized this facility.

On February 17, 2023, we entered into a Credit, Security and Guaranty Agreement (the “Credit Agreement”) with MidCap Funding IV Trust (as agent), and MidCap Financial Trust (as term loan servicer), and the lenders party thereto from time to time.

The Credit Agreement provides for an up to $35 million facility, consisting of senior secured term loans and a secured revolving facility. The Credit Agreement provides for senior secured term loans of up to $25 million, comprised of (i) an initial tranche of $10 million, (ii) a second tranche of $5 million, and (iii) a third tranche of $10 million. The secured revolving facility provides for loans in an aggregate principal amount of up to $10 million, subject to a borrowing base equal to certain percentages of the Company’s eligible accounts receivable and inventory, as determined in accordance with the terms of the Credit Agreement.

For a more in depth description of the terms of the Credit agreement see Note 20 in Item 8 of this report on Form 10-K.

For a more in depth description of the terms of the Credit Agreement see Note 20 in Item 8 of this report on Form 10-K.

On February 27, 2023, our Board of Directors approved a plan to sell and leaseback the our real property located in Clearwater, FL. On March 14, 2023, we entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with VK Acquisitions VI,

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

LLC (the “Purchaser”), for the sale of our facility located at 5115 Ulmerton Road, Clearwater, Florida, as more fully described in the Purchase Agreement (collectively, the “Property”) for a purchase price of $7,650,000. The Purchase Agreement is subject to the satisfactory completion of due diligence by the Purchaser. Upon the closing of the sale of the Property, we will enter into a lease agreement with the Purchaser, pursuant to which the Property will be leased back to us.

For a more in depth description of the terms of the Purchase Agreement see Note 20 in Item 8 of this report on Form 10-K.

During January 2023, we were notified that the IRS examination process of our 2018, 2019 and 2020 tax returns was complete and that the Company's tax refunds were approved for substantially the amount recorded in the Company's Consolidated Balance Sheet at December 31, 2022. As of the date of this report, we are awaiting receipt of the tax refunds.

We also continue to re-assess our operating expenditures and cost structure to be commensurate with our expected levels of revenue and we have the ability to reduce or delay expenditures to enhance and preserve liquidity. We have already reduced some operating expenditures, including a reduction-in-force on January 9, 2023, that reduced our U.S. headcount by 14%.

We believe that the actions already taken, and additional actions that we intend to take to manage operating expenditures, will enable us to meet our obligations for a period of at least one year from the date of issuance of our audited consolidated financial statements. As a result, we believe our plans alleviate substantial doubt about our ability to continue as a going concern. Our audited financial statements do not include any adjustments relating to the carrying amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Net cash used in investing activities for the years ended December 31, 2022 and 2021, were $1.0 million and $0.7 million, respectively, related to purchases of property and equipment.

At December 31, 2022, we had purchase commitments for inventories totaling approximately $4.1 million, all of which is expected to be purchased by the end of 2023.

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

As a result of historical losses and our expectation to continue to generate losses in the near future, we recorded a valuation allowance on our net deferred tax assets. Exclusive of the carryback provisions of the CARES Act and the associated income tax benefit recognized in 2020, we do not anticipate recording an income tax benefit related to our deferred tax assets. We will reassess the realization of deferred tax assets each reporting period and will be able to reduce the valuation allowance to the extent our results of operations improve, and it becomes more likely than not that the deferred tax assets will be realized. As

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Management has not fully determined the timing of when it will generate taxable income in the U.S., we continued to record a valuation allowance on the net deferred tax assets balance as of December 31, 2022.

We assess the financial statement impact of an uncertain tax position taken or expected to be taken on an income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained based on the technical merit of the position.

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

Recent Accounting Pronouncements

See Note 3 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required.

APYX MEDICAL CORPORATION
ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors
Apyx Medical Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Apyx Medical Corporation and its subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Going Concern
As described in Note 1 to the consolidated financial statements, the Company disclosed certain adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date of issuance of the consolidated financial statements. The Company further disclosed certain plans identified by management, which involve the use of significant judgment, that management believes it can implement that alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern.

We identified the Company’s ability to continue as a going concern as a critical audit matter because of certain significant assumptions management made in concluding management’s plans alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, including the reasonableness of the assumptions underlying management’s cash flow forecast for a period of one year from the date of issuance of the consolidated financial statements. Auditing management’s assumptions involved a high degree of auditor judgment and an increase in audit effort, including the use of an internal specialist, due to the impact these assumptions have on the conclusion that management’s plans alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern.

Our audit procedures related to the Company’s ability to continue as a going concern included the following, among others:
•We obtained management’s going concern assessment and evaluated the reasonableness of the conclusion that management’s plans alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern by considering both the likelihood that management could implement its plans and how the implementation of those plans impacted the identified adverse conditions.
•We evaluated management’s cash flow forecast by performing the following procedures, among others:
◦We evaluated the reasonableness of the forecasted nature, amount and timing of operating expenditures expected to be reduced or delayed over the course of a year from the date of issuance of the consolidated financial statements based on our understanding of the Company’s operations, cost structure, historical expenditures and actions taken to date by management.
◦We evaluated the Company’s ability to comply with its debt covenants under the Company’s new credit agreement, which was executed in February 2023.
◦We obtained and read correspondence between the Internal Revenue Service and the Company evidencing approval of the amount of the Company’s income tax receivable.
◦We obtained and read the purchase and sale agreement between the Company and a third party for the sale and leaseback of the Company’s building.
◦We considered the Company’s current shelf registration and the embedded at-the-market facility by evaluating management’s intent and ability to execute on a public offering.
•With the assistance of an internal specialist, we evaluated the accuracy and completeness of the Company’s financial statement disclosure and their compliance with accounting principles generally accepted in the United States of America.

/s/ RSM US LLP

We have served as the Company's auditor since 2020.

Orlando, Florida
March 16, 2023

APYX MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$10,192	$30,870
Trade accounts receivable, net of allowance of $668 and $430	10,602	13,038
Income tax receivables	7,545	7,642
Other receivables	99	483
Inventories, net of provision for obsolescence of $457 and $263	11,797	6,778
Prepaid expenses and other current assets	2,737	1,926
Total current assets	42,972	60,737
Property and equipment, net	6,761	6,575
Operating lease right-of-use assets	710	121
Finance lease right-of-use assets	115	178
Other assets	1,217	1,110
Total assets	$51,775	$68,721

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,669	$2,631
Accrued expenses and other current liabilities	8,928	10,287
Current portion of operating lease liabilities	216	122
Current portion of finance lease liabilities	37	165
Total current liabilities	11,850	13,205
Long-term operating lease liabilities	470	—
Long-term finance lease liabilities	73	18
Long-term contract liabilities	1,408	1,323
Other liabilities	181	166
Total liabilities	13,982	14,712
Commitments and Contingencies (Note 17)
EQUITY
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 0 issued and outstanding as of December 31, 2022 and 2021	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized; 34,597,822 issued and outstanding as of December 31, 2022, and 34,409,912 issued and outstanding as of December 31, 2021	35	34
Additional paid-in capital	73,282	66,221
Accumulated deficit	(35,735)	(12,551)
Total stockholders' equity	37,582	53,704
Non-controlling interest	211	305
Total equity	37,793	54,009
Total liabilities and equity	$51,775	$68,721

The accompanying notes are an integral part of the consolidated financial statements.

APYX MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2022	2021
Sales	$44,510	$48,517
Cost of sales	15,379	14,916
Gross profit	29,131	33,601
Other costs and expenses:
Research and development	4,544	4,321
Professional services	9,044	7,589
Salaries and related costs	18,621	17,522
Selling, general and administrative	20,484	18,617
Total other costs and expenses	52,693	48,049
Loss from operations	(23,562)	(14,448)
Interest income	157	11
Interest expense	(15)	(10)
Other income (losses), net	509	(373)
Total other income (loss), net	651	(372)
Loss from operations before income taxes	(22,911)	(14,820)
Income tax expense	367	380
Net loss	(23,278)	(15,200)
Net loss attributable to non-controlling interest	(94)	(28)
Net loss attributable to stockholders	$(23,184)	$(15,172)

Loss per share - basic and diluted	$(0.67)	$(0.44)

Weighted average number of shares outstanding - basic and diluted	34,516	34,332

The accompanying notes are an integral part of the consolidated financial statements.

APYX MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Non-controlling interest
	Shares	Par Value				Total Equity
Balance at December 31, 2020	34,289	$34	$61,066	$2,621	$138	$63,859
Contributions from non-controlling interest	—	—	—	—	195	195
Shares issued on stock options exercises for cash	13	—	67	—	—	67
Stock based compensation	—	—	5,088	—	—	5,088
Shares issued on net settlement of stock options	108	—	—	—	—	—
Net loss	—	—	—	(15,172)	(28)	(15,200)
Balance at December 31, 2021	34,410	$34	$66,221	$(12,551)	$305	$54,009
Shares issued on stock options exercises for cash	106	1	364	—	—	365
Stock based compensation	—	—	6,697	—	—	6,697
Shares issued on net settlement of stock options	82	—	—	—	—	—
Net loss	—	—	—	(23,184)	(94)	(23,278)
Balance at December 31, 2022	34,598	$35	$73,282	$(35,735)	$211	$37,793

The accompanying notes are an integral part of the consolidated financial statements.

APYX MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(23,278)	$(15,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	890	903
Provision for inventory obsolescence	240	109
Provision for product warranties	(2)	318
Loss on disposal of property and equipment	75	48
Stock based compensation	6,697	5,088
Provision for allowance for doubtful accounts	315	128
Changes in current assets and liabilities:
Trade receivables	1,918	(4,901)
Income tax receivables	97	12
Prepaid expenses and other assets	(523)	1,355
Inventories	(5,568)	(2,859)
Accounts payable	67	1,154
Accrued expenses and other liabilities	(1,208)	3,396
Net cash used in operating activities	(20,280)	(10,449)
Cash flows from investing activities
Purchases of property and equipment	(1,010)	(723)
Net cash used in investing activities	(1,010)	(723)
Cash flows from financing activities
Proceeds from stock option exercises	365	67
Repayment of finance lease liabilities	(148)	(238)
Contributions from non-controlling interests	—	195
Net cash provided by financing activities	217	24
Effect of exchange rates on cash	395	103
Net change in cash and cash equivalents	(20,678)	(11,045)
Cash and cash equivalents, beginning of year	30,870	41,915
Cash and cash equivalents, end of year	$10,192	$30,870

Cash paid for:
Interest expense	$15	$10
Income taxes	128	111

Non cash activities:
Right-of-use assets capitalized and operating lease liabilities recognized upon lease modification	$769	$—
Right-of-use assets capitalized and finance lease liabilities recognized upon execution of lease	$103	$—
Right-of-use assets and finance lease liabilities derecognized upon execution of lease modification	$28	$—
Transfer of right-of-use assets to property and equipment on exercise of purchase option	$—	$43

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

On June 2, 2022, and July 21, 2022, the FDA updated the Medical Device Safety Communication to recognize the new 510(k) clearances for the Renuvion® Dermal handpiece, and the expanded indications for the Renuvion® APR handpieces. The 510(k) clearance for the Renuvion® Dermal handpiece allows surgeons to perform dermal resurfacing procedures for the treatment of moderate to severe wrinkles and rhytides, limited to patients with Fitzpatrick Skin Types I, II or III. The 510(k) clearance for the Renuvion® APR handpieces now addresses improving the appearance of lax (loose) skin in the neck and submental region.

On February 1, 2023, we announced we had submitted a 510(k) premarket notification (“510(k) submission”) for the Renuvion APR Handpiece to the FDA, supported by a clinical study and real-world evidence. The 510(k) submission is intended to expand Renuvion’s indications for use to include a specific indication for the use of the Renuvion APR Handpiece for the coagulation of subcutaneous soft tissues where needed, following liposuction.

On February 27, 2023, we announced that we received 510(k) clearance from the FDA for the use of the Renuvion APR Handpiece for the delivery of radiofrequency energy and/or helium plasma where coagulation/contraction of soft tissue is needed. Soft tissue includes subcutaneous tissue.

While management expected that receiving these clearances would materially mitigate the financial effects of the Safety Communication in future periods, the Company continues to experience reduced demand for the adoption and utilization of its technology and management believes that this may have an adverse effect in future periods.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.

Pursuant to the requirements of the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these consolidated financial statements are issued. This evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within control of the Company as of the date the condensed consolidated financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.

While sales were continuing to grow into the first quarter of 2022 prior to the FDA Safety Communication, over the last few years, exclusive of the Company’s sale of the Core business segment to Symmetry Surgical during 2018, it has incurred recurring net losses and cash outflows from operations and the Company anticipates that losses will continue in the near term. During the year ended December 31, 2022, the Company incurred an operating loss of $23.6 million and used $20.3 million of cash in operations. As of December 31, 2022, the Company had cash and cash equivalents of $10.2 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date of issuance of these consolidated financial statements.

In an effort to alleviate these conditions, the Company pursued various funding solutions in order to improve liquidity.

On November 22, 2022, the Company filed a shelf registration statement providing it the ability to register securities in the aggregate amount up to $100 million. The shelf registration included an embedded ATM facility for up to $40 million. To date the Company has not utilized this facility.

On February 17, 2023, the Company entered into a Credit, Security and Guaranty Agreement (the “Credit Agreement”) with MidCap Funding IV Trust (as agent), and MidCap Financial Trust (as term loan servicer), and the lenders party thereto from time to time.

The Credit Agreement provides for an up to $35 million facility, consisting of senior secured term loans and a secured revolving facility. The Credit Agreement provides for senior secured term loans of up to $25 million, comprised of (i) an initial tranche of $10 million, (ii) a second tranche of $5 million, and (iii) a third tranche of $10 million. The secured revolving facility provides for loans in an aggregate principal amount of up to $10 million, subject to a borrowing base equal to certain percentages of the Company’s eligible accounts receivable and inventory, as determined in accordance with the terms of the Credit Agreement.

For a more in depth description of the terms of the Credit Agreement see Note 20.

On February 27, 2023, the Company’s Board of Directors approved a plan to sell and leaseback the Company's real property located in Clearwater, FL. On March 14, 2023, the Company entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with VK Acquisitions VI, LLC (the “Purchaser”), for the sale of the Company's facility located at 5115 Ulmerton Road, Clearwater, Florida, as more fully described in the Purchase Agreement (collectively, the “Property”) for a purchase price of $7,650,000. The Purchase Agreement is subject to the satisfactory completion of due diligence by the Purchaser. Upon the closing of the sale of the Property, the Company will enter into a lease agreement with the Purchaser, pursuant to which the Property will be leased back to the Company.

For a more in depth description of the terms of the Purchase Agreement see Note 20.

During January 2023, the Company was notified that the IRS examination process of our 2018, 2019 and 2020 tax returns was complete and that the Company's tax refunds were approved for substantially the amount recorded in the Company's Consolidated Balance Sheet at December 31, 2022. As of the date of this report, the Company is awaiting receipt of the tax refunds.

The Company also continues to re-assess its operating expenditures and cost structure to be commensurate with expected levels of revenue and management has the ability to reduce or delay expenditures to enhance and preserve liquidity. Management has already reduced some operating expenditures, including a reduction-in-force on January 9, 2023, that reduced the Company's U.S. headcount by 14%.

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Management believes that the actions already taken, and additional actions that it intends to take to manage operating expenditures, will enable the Company to meet its obligations for a period of at least one year from the date of issuance of these audited consolidated financial statements. As a result, management believes its plans alleviate substantial doubt about the Company's ability to continue as a going concern. These audited financial statements do not include any adjustments relating to the carrying amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 2.     SIGNIFICANT ACCOUNTING POLICIES

Consolidated Financial Statements

The accompanying consolidated financial statements include the accounts of Apyx, its wholly owned subsidiary, Apyx Bulgaria, EOOD, and its 51% owned subsidiary, Apyx SY Medical Devices (Ningbo) Co., Ltd. (collectively, “Apyx,” or the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation.

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

Cash and Cash Equivalents

Holdings of highly liquid investments with original maturities of three months or less from the date of purchase are considered to be cash equivalents. As of December 31, 2022 and 2021, all of the Company’s investments are in money market funds or in Treasury Bills with original maturities of three months or less and are included in cash and cash equivalents.

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

The Company evaluates the allowance for doubtful accounts on a regular basis for adequacy based upon its periodic review of the collectability of the receivables in light of historical experience, adverse situations that may affect its customers’ ability to pay and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Management believes that the allowances for doubtful accounts of approximately $0.7 million and $0.4 million at December 31, 2022 and 2021, respectively, are adequate to provide for probable bad debts.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined on a first in, first out basis. Finished goods and work-in-process inventories include material, labor and overhead costs. Factory overhead costs are allocated to manufactured inventory based upon labor hours.

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
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

Valuation of Long-Lived Assets

The Company reviews long-lived assets for recoverability if events or changes in circumstances indicate that the assets may have been impaired. This circumstance exists when the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from its use and eventual disposition. In those cases, an impairment loss is recognized to the extent that the assets’ carrying amount exceeds its fair value. Any impairment losses are not restored in the future if the fair value increases. At December 31, 2022 and 2021, the Company believes the remaining carrying values of its long-lived assets are recoverable.

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

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
•The terms of sale to customers generally do not include any obligations to perform future services. Limited warranties are generally provided for sales and provisions for warranty are provided at the time of product sale based upon an analysis of historical data.
•In connection with the execution of OEM supply agreements, the Company may enter into an accompanying product development agreement. If the Company enters into a product development agreement, and development of the goods does not represent a performance obligation on a standalone basis, the Company defers the development fees billed to customers and the associated costs. Recognition of the deferred billings and costs occurs as the Company performs on the accompanying supply arrangements.

Advertising Costs

Advertising costs are expensed as incurred. The amounts of advertising costs, including trade shows, were approximately $2.3 million and $1.3 million for the years ended December 31, 2022 and 2021, respectively.

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

Income Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in FASB ASC Topic 740, Income Taxes. Under the liability method, deferred taxes are determined based on temporary differences between the financial statement and tax bases of assets and liabilities using tax rates expected to be in effect during the years in which the deferred taxes reverse. The Company accounts for interest and penalties on income taxes as income tax expense. A valuation allowances is recorded when it is more likely than not that a tax benefit will not be realized. In determining the need for valuation allowances the Company considers projected future taxable income, the timing of reversals of temporary differences, and the availability of tax

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
planning strategies. As of December 31, 2022 and 2021, the Company recorded a valuation allowance on the net deferred tax assets.

The Company assesses the realizability of deferred tax assets each reporting period and will be able to reduce the valuation allowance to the extent the financial results of continuing operations improve, and it becomes more likely than not that the deferred tax assets will be realized. As Management has not fully determined the timing of when it will generate taxable income in the U.S., the Company will continue to record a full valuation allowance on the net deferred tax assets as of December 31, 2022.

The Company assesses the financial statement impact of an uncertain tax position taken or expected to be taken on an income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained.

Foreign Currency Transactions

The functional currency of Apyx Bulgaria is the U.S. dollar. The monetary assets and liabilities that are denominated in a currency other than U.S. dollar are remeasured into U.S. dollars at the exchange rate on the balance sheet date, while nonmonetary items are remeasured at historical rates. Revenue and expenses are remeasured at weighted average exchange rates during the period. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in selling, general and administrative expenses in the Consolidated Statements of Operations and were not material for the years ended December 31, 2022 and 2021.

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

In connection with the Asset Purchase Agreement, the Company entered into an Electro Surgical Disposables and Accessories, Cauteries and Other Products Supply Agreement with Symmetry for a four-year term, which expired August 30, 2022, whereby it manufactured certain Core products and sold them to Symmetry at agreed upon prices. Any activity resulting from this agreement is netted and reported in the Consolidated Statements of Operations as other income (loss). Core activity for 2022 amounted to $0.6 million with cost of sales equivalents of $0.6 million and other related expenses of $0.1 million for net other loss of $0.1 million. Core activity for 2021 amounted to $6.5 million with cost of sales equivalents of $5.5 million and other related expenses of $1.5 million for net other loss of $0.4 million.

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 5.     INTEREST IN JOINT VENTURE INVESTMENT

In 2019, the Company executed a joint venture agreement with its Chinese supplier (the “China JV”) whereby the Company has a 51% interest. The China JV has been consolidated in these consolidated financial statements. The agreement required the Company to make capital contributions into the newly formed entity of approximately $357,000, of which approximately $203,000 and $154,000, respectively, were contributed during the years ended December 31, 2021 and 2020. As of the date of these consolidated financial statements, the joint venture has not commenced principal operations.

Changes in the Company’s ownership investment in the China JV were as follows:

	Year Ended December 31,
(In thousands)	2022	2021
Beginning interest in China JV	$317	$144
Contributions	—	203
Net loss attributable to Apyx	(98)	(30)
Ending interest in China JV	$219	$317

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 6.     INVENTORIES

Inventories consisted of the following:

(In thousands)	December 31, 2022	December 31, 2021
Raw materials	$4,979	$3,603
Work in process	2,160	1,441
Finished goods	5,115	1,997
Gross inventories	12,254	7,041
Less: provision for obsolescence	(457)	(263)
Inventories, net	$11,797	$6,778

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
NOTE 7.     PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

(In thousands)	December 31, 2022	December 31, 2021
Land	$1,600	$1,600
Building and improvements	4,426	4,429
Machinery and equipment	2,613	2,337
Furniture and fixtures	211	306
Computer equipment and software	1,420	1,535
Leasehold improvements	178	171
Molds	847	859
Total property, plant and equipment	11,295	11,237
Less: accumulated depreciation and amortization	(5,041)	(5,316)
Property and equipment in service	6,254	5,921
Construction in progress	507	654
Property and equipment, net	$6,761	$6,575

Total depreciation expense was $0.7 million for the years ended December 31, 2022 and 2021. Depreciation expense is included within cost of goods sold and selling, general and administrative expense in the Consolidated Statements of Operations.

NOTE 8.     LEASES

The Company does not recognize leases with terms less than twelve months in duration, or that have variable only payments, in its Consolidated Balance Sheet as right-of-use assets and lease liabilities. The Company has adopted the practical expedient which allows for the Company to not separate lease and non-lease components of contracts. Accordingly, non-lease components are included in the measurement of the Company’s lease liabilities and right-of-use assets. If the Company is aware of the implicit rate in leases, the Company determines the operating lease liability using the implicit rate. For those leases where the Company is not aware of the implicit rate in the lease, the Company utilizes an incremental borrowing rate, which is indicative of its collateralized borrowing rate. We utilized rates of 1.83% to 6.49% for our outstanding leases at December 31, 2022.

Operating Leases

The Company leases its facility in Sofia, Bulgaria and computers under non-cancelable operating lease agreements. During the year ended December 31, 2022, the Company’s leases on the vehicles in Clearwater, Florida expired and the Company purchased the vehicles at fair value. During the year ended December 31, 2022, the Company entered into a one year extension on one of its leases on computer equipment. This extension resulted in reclassification of the lease from finance to operating. During the year ended December 31, 2022, the Company entered into a five year extension of its Sofia, Bulgaria facility. These operating leases have terms expiring through December 2027.

Finance Leases

The Company has entered into non-cancelable finance leases for certain computer equipment and a vehicle in Clearwater, Florida. During the year ended December 31, 2022, the Company entered into a 63 month lease for computer equipment. These finance leases have terms expiring through July 2027.

Information about the Company’s lease costs are as follows:

	Year Ended December 31,
Lease costs (in thousands):	2022	2021
Operating lease costs	$213	$134
Finance lease costs:
Amortization of right-of-use assets	138	216
Interest on lease liabilities	5	12
Variable lease costs	16	12
Total lease costs	$372	$374

Cash information related to our leases are as follows:

	Year Ended December 31, 2022		Year Ended December 31, 2021
(in thousands)	Operating	Finance	Operating	Finance
Cash paid for lease liabilities	$219	$153	$135	$228

Information about the Company’s weighted average remaining lease terms and discount rate assumptions are as follows:

	Year Ended December 31, 2022		Year Ended December 31, 2021
	Operating	Finance	Operating	Finance
Weighted average remaining lease term (in years)	4.4	3.9	1.0	0.8
Weighted average discount rate	2.54%	2.60%	3.98%	4.00%

Maturities of lease liabilities as of December 31, 2022 are as follows:

(In thousands)	Operating	Finance
2023	$229	$40
2024	122	21
2025	122	21
2026	122	21
2027	122	12
Total lease payments	717	115
Less imputed interest	(31)	(5)
Present value of lease liabilities	686	110
Less current portion of lease liabilities	(216)	(37)
Long-term portion of lease liabilities	$470	$73

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 9.     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	December 31, 2022	December 31, 2021
Accrued payroll	$563	$546
Accrued bonus	—	2,117
Accrued commissions	847	1,656
Accrued product warranties	391	593
Accrued product liability claim insurance deductibles	1,825	610
Accrued professional fees and legal related contingent liabilities	901	421
Joint and several payroll liability	345	1,027
Short-term contract liabilities	853	533
Uncertain tax positions	2,079	1,863
Sales tax payable	245	428
Other accrued expenses and current liabilities	879	493
Total accrued expenses and other current liabilities	$8,928	$10,287

NOTE 10.     PRODUCT WARRANTIES

Product warranty activity consisted of the following for the years ended:

(In thousands)	December 31, 2022	December 31, 2021
Beginning balance	$593	$498
Provision for product warranties	196	318
Change in estimate to fulfill prior-year warranty obligations	(198)	—
Product warranty costs incurred	(200)	(223)
Accrued product warranties	$391	$593

NOTE 11.     JOINT AND SEVERAL PAYROLL LIABILITY

During 2018 and 2019, the Company improperly calculated and reported the amount of income to certain employees, and did not collect and remit the correct amount of its employees' portion of income and payroll taxes, related to stock option exercises as required by the IRS. Due to IRS statutory requirements, the Company has joint and several liability for the full amount that was not withheld and remitted to the proper taxing authorities. During 2022, the Company was relieved of approximately $650,000 of its joint and several payroll liability due to the lapse of the statute of limitations on the liability. This adjustment is included in other income (losses), net in the accompany Consolidated Statement of Operations for the year ended December 31, 2022. This amount of the liability was approximately $0.3 million and $1.0 million at December 31, 2022 and 2021, respectively. The Company will be relieved of the remainder of the liability as the statute of limitations on the liability expires, which the Company expects to occur during April 2023, or once the Company can establish that its employees have in fact paid these obligations.

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

At December 31, 2022 and 2021, respectively, the Company had recorded approximately $2.3 million and $1.9 million of contract liabilities and $0.6 million and $0.5 million of contract assets related to customer prepayments and the deferral of revenues and expenses under these agreements. At December 31, 2022, $0.9 million of the contract liabilities and $0.1 million of the contract assets are presented as current in the accompanying Consolidated Balance Sheet within accrued expenses and other current liabilities and prepaid expenses and other current assets, respectively. At December 31, 2021, $0.5 million of the contract liabilities and $0.1 million of the contract assets are presented as current in the accompanying Consolidated Balance Sheet within accrued expenses and other current liabilities and prepaid expenses and other current assets, respectively.

During 2022, the Company recognized approximately $0.2 million of contract liabilities and $0.1 million of contract assets that existed as of December 31, 2021 in sales and cost of sales, respectively, in the accompanying Consolidated Statement of Operations for the year ended December 31, 2022. During 2021, the Company did not recognize any significant contract liabilities or contract assets that existed as of December 31, 2020 in sales or cost of sales in the accompanying Consolidated Statement of Operations for the year ended December 31, 2021.

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

	Year Ended December 31,
(in thousands, except per share data)	2022	2020
Numerators:
Net loss attributable to stockholders	$(23,184)	$(15,172)

Weighted average shares outstanding - basic and diluted	34,516	34,332

Loss per share - basic and diluted	$(0.67)	$(0.44)

Anti-dilutive instruments excluded from diluted loss per common share:
Options	6,520	5,398

NOTE 14.     INCOME TAXES

Components of income tax expense are as follows:

(In thousands)	December 31, 2022	December 31, 2021
Current:
Federal	$214	$217
State	29	54
Foreign	124	109
	367	380

Deferred:
Federal	(4,096)	(2,518)
State	(1,004)	(613)
	(5,100)	(3,131)

Valuation allowance	5,100	3,131

Total income tax expense	$367	$380

Below is a reconciliation of the statutory federal income tax rate to the Company's effective tax rate:

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	Year Ended December 31,
	2022	2021
Federal tax provision	21.0%	21.0%
State taxes (net of federal benefit)	4.4%	3.8%
Valuation allowance	(22.3)%	(21.1)%
Incentive stock compensation expense	(2.2)%	(1.8)%
Section 162(m) compensation	(1.1)%	(3.8)%
GILTI	(0.9)%	(1.2)%
Other	(0.5)%	0.5%
Total	(1.6)%	(2.6)%

Major components of the Company’s deferred tax assets (liabilities) are as follows:

(In thousands)	December 31, 2022	December 31, 2021
Deferred tax assets:
Loss and credit carryforwards	$7,476	$4,256
Stock-based compensation	2,381	1,701
Research and development capitalization	982	—
Accrued insurance deductibles	400	70
Inventory 263A adjustment	394	—
Deferred revenue	339	163
Accrued bonus	—	555
Other	553	653
Total deferred tax assets	12,525	7,398
Valuation allowance	(12,068)	(6,968)
Total deferred tax assets, net of valuation allowance	457	430
Deferred tax liabilities:
Property and equipment	(205)	(205)
Other	(252)	(225)
Total deferred tax liabilities	(457)	(430)
Net deferred tax assets	$—	$—

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

The Company assesses the financial statement impact of an uncertain tax position taken or expected to be taken on an income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained. As of December 31, 2022 and 2021, the Company has recorded a liability of approximately $1.3 million related to uncertain tax positions and accrued approximately $0.8 million and $0.6 million, respectively, of interest and penalties on these positions.

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
The following is a roll-forward of the Company's total gross unrecognized tax benefits, not including interest and penalties, for the years ended December 31:

(in thousands)	Gross Unrealized Tax Benefits
	2022	2021
Beginning of year balance	$1,313	$1,313
Additions of tax positions related to the current year	—	—
Additions of tax positions related to the prior year	—	—
Decreases for tax positions related to prior year	—	—
End of year balance	$1,313	$1,313

The Company is subject to U.S. federal and state income tax examination. The Company’s 2019 through 2021 U.S. federal income tax returns are subject to examination by the Internal Revenue Service (“IRS”). The Company’s state income tax returns are subject to examination for the 2018 through 2021 tax years.

During 2022, the Company was notified by the IRS that it is examining the Company’s 2018, 2019 and 2020 federal income tax returns. During January 2023, the Company was notified that the examination process was complete and that the Company's tax refunds were approved for substantially the amount recorded in the Company's Consolidated Balance Sheet at December 31, 2022. In the examination, the Company's uncertain tax positions were accepted by the IRS as submitted on our income tax returns and the Company reversed its uncertain tax position in January 2023.

NOTE 15.     RETIREMENT PLAN

The Company provides a tax-qualified profit-sharing retirement plan under section 401(k) of the Internal Revenue Code for the benefit of eligible employees with an accumulation of funds for retirement on a tax-deferred basis and provides for annual discretionary contribution to individual trust funds.

All employees are eligible to participate upon completing three months of service. The employees may make voluntary contributions to the plan up to the maximum percentage allowed by the Internal Revenue Code. Vesting in employee matching contributions is graded and depends on the years of service. After three years from their date of hire, the employees are 100% vested. The Company makes matching contributions of 50% of the employee contributions up to a total of 3% of participant payroll. Matching contributions made by the Company totaled approximately $0.4 million for each of the years ended December 31, 2022 and 2021.

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

The partner in the Company’s China joint venture is also a supplier of the Company. For the years ended December 31, 2022 and 2021, the Company made purchases from this supplier of approximately $0.6 million and $1.3 million, respectively. At December 31, 2022 and 2021, the Company had net receivables from and payables to this supplier of approximately $8,000 and $1,000, respectively.

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

During December 2021, the Company provided notice of contract termination to an international distributor of the Company. In March 2022, the Company received a letter from the former distributor citing improper contract termination and alleging damages. While the matter is still in the early stages, management has determined that a loss is probable and that a range of estimated losses is approximately $250,000 to $1,000,000. The Company has recorded an estimated loss of $250,000 in professional services in the accompanying Consolidated Statement of Operations for the year ended December 31, 2022. It is at least possible that a change in the actual amount of loss will occur in the near term, though management expects the actual amount of loss will be within the estimated range of losses.

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

Although the ultimate outcome of this matter cannot be determined with certainty, the Company believes that the allegations stated in the Complaint are without merit. The Company, Goodwin and Semb intend to defend themselves vigorously in the suit. In the opinion of management, such claims are adequately covered by insurance, however, in the event that damages exceed the aggregate coverage limits of our policy or if our insurance carriers disclaim coverage, we believe it is possible that costs associated with this claim could have a material adverse impact on our consolidated results of operations, financial position or cash flows. While the matter is still in the early stages, management has determined that a loss is probable and that a range of estimated losses is approximately $475,000 to $2,500,000. The Company has recorded an estimated loss of $475,000 in professional services in the accompanying Consolidated Statement of Operations for the year ended December 31, 2022. It is at least possible that a change in the actual amount of loss will occur in the near term, though management expects the actual amount of loss will be within the estimated range of losses.

During 2022, the Company was notified of certain procedures alleged to have been performed by the same physician and which are currently the subject of two related products liability cases within the courts. Subsequent to year end, the Company was notified by its insurance carriers that all or most of the ten individual plaintiff’s allegations could be subject to separate deductibles notwithstanding the commonality of each underlying occurrence. The Company has determined that a loss is probable and that a range of estimated losses is approximately $1,450,000 to $2,400,000. The Company has recorded an estimated loss of $1,450,000 in selling, general and administrative expenses associated with the insurance deductibles in the accompanying Consolidated Statement of Operations for the year ended December 31, 2022. It is at least possible that a change in the actual amount of loss will occur in the near term, though management expects the actual amount of loss will be within the estimated range of losses.

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

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Purchase Commitments

At December 31, 2022, the Company has purchase commitments for inventories totaling approximately $4.1 million, all of which is expected to be purchased by the end of 2023.

Concentrations

There were no significant sales concentrations for the year ended December 31, 2022. Sales to one customer within the Advanced Energy segment represented 11% of total sales for the year ended December 31, 2021.

Receivables from one customer and two customers within the Advanced Energy segment represented 13% and 22%, respectively, of trade accounts receivable at December 31, 2022 and December 31, 2021.

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

In July 2012, the Company’s stockholders approved the 2012 Share Incentive Plan covering a total of 750,000 shares of common stock issuable upon exercise of options to be granted under the plan. At December 31, 2022 approximately 170,000 are available to be issued in this plan.

In July 2015, the Company’s stockholders approved the 2015 Executive and Employee Stock Option Plan covering a total of 2,000,000 shares of common stock issuable upon exercise of options to be granted under the plan. At December 31, 2022 approximately 40,000 are available to be issued in this plan.

In August 2017, the Company’s stockholders approved the 2017 Executive and Employee Stock Option Plan covering a total of 3,000,000 shares of common stock issuable upon exercise of options to be granted under the plan. At December 31, 2022 approximately 30,000 are available to be issued in this plan.

In August 2019, the Company’s stockholders approved the 2019 Share Incentive Plan covering a total of 2,000,000 shares of common stock issuable upon exercise of options to be granted under the plan. At December 31, 2022, all 200,000 are available to be issued in this plan.

In August 2021, the Company’s stockholders approved the 2021 Share Incentive Plan covering a total of 1,375,000 shares of common stock issuable upon exercise of options to be granted under the plan. At December 31, 2022, all 1,375,000 are available to be issued in this plan.

On January 11, 2023, the Company granted employees approximately 1,400,000 options to purchase common shares of the Company's stock. All options granted were pursuant to the plans noted above. The options vest over a period of three years.

The status of the Company’s stock options is summarized as follows:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2020	4,938,943	$5.46
Granted	894,980	9.37
Exercised	(232,521)	6.65
Canceled and forfeited	(203,711)	8.27
Outstanding at December 31, 2021	5,397,691	$5.95
Granted	1,692,417	10.64
Exercised	(316,506)	3.96
Canceled and forfeited	(253,158)	9.59
Outstanding at December 31, 2022	6,520,444	$7.12

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	Number of options	Weighted average grant date fair value
Non-vested at December 31, 2021	1,802,216	$5.21
Granted	1,692,417	6.71
Vested	(1,028,867)	5.11
Forfeited	(238,158)	6.23
Non-vested at December 31, 2022	2,227,608	$6.27

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

	2022 Grants			2021 Grants
Option value	$5.10	-	$10.96	$9.29	-	$11.51
Risk-free rate	1.6%	-	3.9%	0.6%	-	0.8%
Expected dividend yield	—%			—%
Expected volatility	69.6%	-	78.5%	68.9%	-	70.8%
Expected term (in years)	5	-	6	4.5	-	6

The Company recognized approximately $6,697,000 and $5,088,000 in stock-based compensation expense during the years ended December 31, 2022 and 2021, respectively.

The intrinsic value of each option share is the difference between the fair value of our common stock and the exercise price of such option share to the extent it is “in-the-money”. Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation at December 31, 2022 is based on the $2.34 closing stock price of the Company's common stock on December 30, 2022, the last trading day of 2022.

As of December 31, 2022, there were 6,074,922 stock options outstanding and expected to vest with an aggregate intrinsic value of approximately $160,000. These options have a weighted average exercise price of $6.91 and a weighted average remaining contractual term of approximately 6 years.

As of December 31, 2022, there were 4,292,836 stock options outstanding and exercisable with an aggregate intrinsic value of approximately $160,000. These options have a weighted average exercise price of $5.60 and a weighted average remaining contractual term of approximately 6 years.

The total intrinsic value of in the money options exercised during the years ended December 31, 2022 and 2021, was approximately $900,000 and $1,600,000, respectively. Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option holder to exercise the options or other consideration paid.

The total fair value of options granted during the years ended December 31, 2022 and 2021, was approximately $11,350,000 and $5,150,000, respectively. The weighted average fair value of options granted during the years ended December 31, 2022 and 2021, was $6.71 and $5.76, respectively. The total fair value of options vested during the years ended December 31, 2022 and 2021, was approximately $5,260,000 and $4,270,000, respectively.

The Company allows employees to exercise stock-based awards by surrendering stock-based awards with an intrinsic value equal to the cumulative exercise price of the stock-based awards being exercised, referred to as net settlements. These surrenders are included in stock options exercised in the options rollforward above. During the years ended December 31, 2022 and 2021, the Company received 125,596 and 111,831 options as payment in the exercise of 81,737 and 107,357 options, respectively.

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of December 31, 2022, there was approximately $8,430,000 of total unrecognized stock-based compensation expense, related to unvested stock options granted under the plans above. This expense is expected to be recognized over a weighted-average period of approximately 1 year.

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

Summarized financial information with respect to reportable segments is as follows:

	Year Ended December 31, 2022
(In thousands)	Advanced Energy	OEM	Corporate (Other)	Total
Sales	$36,803	$7,707	$—	44,510

(Loss) income from operations	(4,103)	1,641	(21,100)	(23,562)

Interest income	—	—	157	157
Interest expense	—	—	(15)	(15)
Other income, net	—	—	509	509
Income tax expense	—	—	367	367

	Year ended December 31, 2021
(In thousands)	Advanced Energy	OEM	Corporate (Other)	Total
Sales	$42,985	$5,532	$—	$48,517

Income (loss) from operations	2,784	1,033	(18,265)	(14,448)

Interest income	—	—	11	11
Interest expense	—	—	(10)	(10)
Other losses, net	—	—	(373)	(373)
Income tax benefit	—	—	380	380

International sales in 2022 and 2021, were 29.9% and 32.0% of sales, respectively. Revenue by geographic region, based on the "ship to" location on the invoice are as follows:

	Year Ended December 31,
(In thousands)	2022	2021
Sales by Domestic and International
Domestic	$31,208	$32,980
International	13,302	15,537
Total	$44,510	$48,517

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 20.     SUBSEQUENT EVENTS

Execution of Credit Agreement

On February 17, 2023, the Company entered into a Credit, Security and Guaranty Agreement (the “Credit Agreement”), by and among the Company (as borrower) and Apyx China Holding Corp., the Company’s wholly-owned subsidiary (as guarantor), and MidCap Funding IV Trust (as agent), and MidCap Financial Trust (as term loan servicer), and the lenders party thereto from time to time.

The Credit Agreement provides for an up to $35 million facility, consisting of senior secured term loans and a secured revolving facility. The Credit Agreement provides for senior secured term loans of up to $25 million, comprised of (i) an initial tranche of $10 million, (ii) a second tranche of $5 million, and (iii) a third tranche of $10 million. The secured revolving facility provides for loans in an aggregate principal amount of up to $10 million, subject to a borrowing base equal to certain percentages of the Company’s eligible accounts receivable and inventory, as determined in accordance with the terms of the Credit Agreement. The Credit Agreement matures on February 1, 2028.

Term Loans

The initial tranche of $10 million was fully funded on February 17, 2023, with approximately $2 million of the proceeds used to pay for transaction fees and other costs incurred in connection with the Credit Agreement. Subject to certain terms and conditions of the Credit Agreement, the second tranche would be available between June 30, 2023 and December 31, 2023 and the third tranche would be available between January 1, 2024 and September 30, 2024, respectively. The Company’s ability to access these additional tranches is conditioned upon, among other things, the achievement of certain minimum revenue targets. The net proceeds of these term loans are to be used for working capital and general corporate purposes.

Each term loan bears interest at a floating rate based on an Adjusted Term SOFR (as defined in the Credit Agreement), subject to a floor of 2.5%, plus 7.35%. The first twenty-four (24) months of the term loans constitute an interest-only period (with a possible twelve (12) month extension), with interest payable monthly on the first day of each month. Subsequent to the interest-only period, the outstanding principal amount of the term loans is repayable in thirty-six (36) equal monthly payments (or twenty-four (24) with the extension of the interest-only period). All remaining outstanding principal, together with all accrued and unpaid interest, is due at maturity. The term loans may be voluntarily prepaid in full, or in part, at any time, subject to terms and conditions set forth in the Credit Agreement. Additionally, the term loans are subject to mandatory prepayment obligations, pursuant to the terms of the Credit Agreement. Prepayments of the term loans are subject to fees of 3%, 2%, and 1% of the prepayment amounts made during the first year, second year, and thereafter, respectively. At the time of the final payment of the term loans, the Company is also obligated to pay an exit fee of 4% of the total amount funded thereunder.

Revolving Facility

The Company may borrow, repay and reborrow under the revolving facility until February 1, 2028, at which time the facility will terminate and all outstanding amounts thereunder, including all accrued and unpaid interest, must be repaid. The proceeds of the revolving facility may be used for working capital needs and general corporate purposes.

Loans made under the revolving facility bear interest at a floating rate based on an Adjusted Term SOFR (as defined in the Credit Agreement), subject to a floor of 2.5%, plus 4%. The Company is obligated to pay a fee equal to 0.5% per annum on the outstanding balance of the revolving loans and the average unused portion of the available revolving commitments, respectively. Additionally, if the revolving facility is terminated or reduced before maturity, the Company is subject to a deferred origination fee pursuant to the terms of the Credit Agreement. Terminations and reductions of the commitments are subject to fees of 3%, 2%, and 1% of the terminated or reduced commitments during the first year, second year, and thereafter, respectively. The Company is required to maintain a minimum balance of 30% of the lesser of the borrowing base or $10 million under the revolving facility. If the average outstanding balance for a month is less than the minimum balance, the Company will pay a minimum balance fee for the difference between the minimum balance and the average outstanding balance for the month at the highest rate for the revolving loans during the month. For such loans, interest and fees are payable monthly on the first day of each month.

Collateral

The obligations of the Company under the Credit Agreement are secured by first priority liens on substantially all of its assets.

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Covenants

The Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and its subsidiaries, among other things, to incur debt, grant liens, make distributions, enter certain restrictive agreements, pay or modify subordinated debt, dispose of assets, make investments and acquisitions, enter into certain transactions with affiliates, and undergo certain fundamental changes, in each case, subject to limitations and exceptions set forth in the Credit Agreement. The Credit Agreement also requires the Company to satisfy certain financial covenants, including minimum trailing twelve (12) month net revenue targets relating to its Advanced Energy segment (tested quarterly), with year-end targets of $49 million, $60 million and $70 million for 2023, 2024, and 2025, respectively. Additionally, the Company must maintain a balance of $10 million in cash and cash equivalents during the duration of the Credit Agreement’s term.

Events of Default

The Credit Agreement also contains customary Events of Default (as defined in the Credit Agreement) that include, among other things, certain payment defaults, cross defaults to certain other contracts and indebtedness, covenant defaults, inaccuracy of representations and warranties, bankruptcy and insolvency defaults, judgment defaults, change of control defaults, defaults related to the failure to remain registered with the Securities and Exchange Commission and listed for trading on the Nasdaq Stock Market, and any material adverse change.

Upon the occurrence and during the continuance of an Event of Default under the Credit Agreement, the respective administrative agent, if requested by the respective lenders, may, among other things, (i) suspend or terminate commitments, as well as obligations of the relevant administrative agent and lenders, (ii) declare all outstanding obligations under the agreement (including principal and accrued and unpaid interest) immediately due and payable, and (iii) exercise the other rights and remedies provided for under the agreement. The Credit Agreement provides that, under certain circumstances, a default interest rate will apply on all obligations under such agreement during the existence of an Event of Default, at a per annum rate equal to 2% in excess of the applicable interest rate.

Issuance of Warrants

In connection with the Company’s obligations under the Credit Agreement, the Company issued to a statutory trust of MidCap Financial warrants to purchase up to 250,000 shares of its common stock, par value $0.001, with an exercise price of $3.40 per share.

Sale Leaseback of Clearwater, FL Real Property

In an effort to improve liquidity and the balance sheet condition of the Company, management has been exploring options to leverage the Company's unencumbered real property. On February 27, 2023 the Company’s Board of Directors approved a plan to sell and leaseback the Company's real property located in Clearwater, FL.

On March 14, 2023, Apyx Medical Corporation (the “Company”) entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with VK Acquisitions VI, LLC (the “Purchaser”), for the sale of the Company’s facility located at 5115 Ulmerton Road, Clearwater, Florida, as more fully described in the Purchase Agreement (collectively, the “Property”) for a purchase price of $7,650,000. The Purchase Agreement is subject to the satisfactory completion of due diligence by the Purchaser within thirty (30) days from the date of execution, during which time the Purchaser retains the right to cancel the Purchase Agreement. The closing shall occur five (5) days following the expiration of the due diligence period. Upon execution of the Purchase Agreement, the Purchaser paid a down payment of $400,000 into escrow, which shall be held in accordance with the Purchase Agreement.

Pursuant to the terms of the Purchase Agreement, the transaction is not conditioned upon Purchaser obtaining any form of financing. The Purchase Agreement contains customary representations, warranties and covenants.

In accordance with the terms of the Purchase Agreement, upon the closing of the sale of the Property, the Company will enter into a Single Tenant Industrial Building Lease (the “Lease”) with the Purchaser, pursuant to which the Property will be leased back to the Company. The Lease will have an initial term of ten (10) years commencing from the closing (the “Initial Term”), and a renewal term of five (5) years, exercisable at the Company’s option. The annual fixed rent will be $619,500 for the first year of the Initial Term, and will be subject to a 4% escalation every year thereafter through the Initial Term. Rent will be reset to the current market rate should the Company exercise the renewal option. The Lease provides for a 3% management fee on rent payments throughout the Initial Term and optional renewal term.

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Lease is a triple net lease, pursuant to which all costs, expenses, and obligations relating to the Property, including, repair and maintenance charges, utility charges, real estate taxes or other taxes that may be imposed that relate to the Property, shall be paid by the Company. In addition, the Lease contains other customary terms and provisions generally contained within leases of this type.

The net cash proceeds the Company expects to receive following closing is approximately $6,700,000 after taxes, expenses, and fees. This estimate is subject to the consummation of the transaction and the finalization of the Company’s obligations associated with the sale. The Company anticipates that the net cash proceeds will be used to strengthen its balance sheet and provide working capital

Litigation

On March 1, 2023, Shiva Stein as plaintiff filed a derivative complaint in the Court of Chancery of the State of Delaware, captioned Stein v. Makrides, et al., C.A. No. 2023-0239-MTZ (the “Stein Suit”) against individual members of the Company’s board of directors and naming the Company as a nominal defendant, primarily concerning the facts at issue in a previously disclosed federal securities class action lawsuit filed in 2019 and settled in 2020, captioned Pritchard v. Apyx Medical Corporation, et al., Case No. 8:19-cv-00919 (M.D. Fla.) (the “Pritchard Case”). The Stein Suit seeks unspecified damages alleged to have resulted from purported breaches of fiduciary duty, unjust enrichment and related claims based on the same set of allegedly misleading statements and material omissions described in the settled Pritchard Case, which concerned the 2018-2019 clinical study conducted by the Company to evaluate the safety and efficacy of its J-Plasma technology for dermal resurfacing. The Company believes that the claims are subject to procedural and substantive defenses, anticipates defense and indemnity coverage to be made available by the relevant insurer, and expects the individual defendants to defend all of the allegations vigorously. The outcome of the action is not within the Company’s control and may not be known for a prolonged period of time. In the opinion of management, neither the alleged claims against the individual defendants nor the defense thereof are expected to result in a material, adverse effect on the Company’s financial condition, results of operations and cash flows.

APYX MEDICAL CORPORATION
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management has established and maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2022, the Company's disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management carried out an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2022, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control Integrated Framework (2013). Based on that evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our year ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Directors serve for one-year terms and are elected at the annual stockholders’ meeting. Set forth below is information regarding the executive officers, directors and key employees of Apyx Medical Corporation as of March 16, 2023.

Name	Age	Position	Director Since
Charles D. Goodwin	57	Chief Executive Officer and Director	December 2017
Tara Semb	53	Chief Financial Officer, Treasurer and Secretary	N/A
Todd Hornsby	47	Executive Vice President	N/A
Moshe Citronowicz	70	Senior Vice President	N/A
Andrew Makrides	81	Chairman of the Board	December 1982
Lawrence J. Waldman	76	Lead Independent Director	March 2011
Michael Geraghty	75	Director	March 2011
John Andres	65	Vice-Chairman of the Board	July 2014
Craig Swandal	62	Director	March 2018
Minnie Baylor-Henry	75	Director	August 2019
Wendy Levine	50	Director	August 2021

Board Diversity Matrix

The matrix below reflects our Board’s gender and racial characteristics and LGBTQ+ status, based on the self-identification of our directors. Each of the categories listed below has the meaning as it is used in Nasdaq Rule 5605(f).

APYX MEDICAL CORPORATION

Board Diversity Matrix (as of December 31, 2022 and 2021)
Total Number of Directors 8
	Makrides	Goodwin	Waldman	Andres	Geraghty	Swandal	Baylor-Henry	Levine
Gender Identity
Male	X	X	X	X	X	X
Female							X	X
Non-Binary
Did Not Disclose Gender
Demographic Background
African American or Black							X
Alaskan Native or Native American
Asian
Hispanic or Latinx
Native Hawaiian or Pacific Islander
White	X	X	X	X	X	X		X
LGBTQ+
Did Not Disclose Demographic Background

Knowledge, Skills and Experience Matrix

The matrix below summarizes certain of the key experiences, qualifications, skills, and attributes that our directors bring to the Board to enable effective oversight. This matrix is intended only to provide a summary of our directors’ qualifications and is not a complete listing of each director’s strengths and contributions to the Board. Additional information on each director is set forth in their respective biography.

Knowledge, Skills and Experience Matrix
	Makrides	Goodwin	Waldman	Andres	Geraghty	Swandal	Baylor-Henry	Levine
Public Company Board Experience	X	X	X	X	X	X	X
Financial		X	X				X
Risk Management		X	X				X
Accounting			X
Corporate Governance\Ethics	X	X	X	X			X
Legal\Regulatory	X	X		X			X
HR\Compensation	X	X	X		X	X
Executive Experience	X	X	X	X	X	X	X	X
Operations	X	X				X
Strategic Planning\Oversight	X	X	X	X	X	X	X	X
Sales and Marketing		X			X			X
Technology	X		X	X		X
Medical Device Industry	X	X		X	X	X	X

Andrew Makrides, Esq. age 81, Chairman of the Board of Directors since December 1982, received a Bachelor of Arts degree in Psychology from Hofstra University and a Juris Doctor Degree from Brooklyn Law School. He is a member of the Bar of the State of New York and practiced law from 1968 until joining Apyx Medical Corporation as a co-founder and Executive Vice President and director, in 1982. Mr. Makrides became President of the Company in 1985 and the CEO in December 1998 and served as such until March 18, 2011 at which point he relinquished his position as President, but remained CEO until December 2013. Mr. Makrides employment contract expired December 31, 2016. Mr. Makrides has over 30 years of executive experience in the medical device industry. The Company believes Mr. Makrides is qualified to serve as Chairman because of his over 30 years of experience in the medical device industry as well as with his previous tenure with the Company.

Charles D. Goodwin, age 57, Chief Executive Officer and a Director of Apyx Medical since December 2017, is an

APYX MEDICAL CORPORATION
accomplished senior executive with over 25 years of experience in the healthcare industry. Before joining Apyx Medical in December 2017, Mr. Goodwin was the Chief Executive Officer of MIS Implants Technologies, Inc., a privately held company specializing in dental implants. Prior to this position, Mr. Goodwin spent more than 11 years with Olympus/Gyrus ACMI in a variety of commercial and leadership roles of increasing responsibility. Mr. Goodwin began as a regional sales director for Gyrus in 2002 and was later promoted to Vice President of Sales, overseeing the Company’s strong commercial ramp and assisting Gyrus’ executive leadership team in the successful acquisition of American Cytoscope Makers, or “ACMI”, for $500 million in 2005. As President of Gyrus ACMI’s surgical division, Mr. Goodwin developed the company’s global distribution network and achieved average annual sales growth of 35% for three consecutive years, resulting in a promotion to President of Worldwide Sales in 2007. As President of Worldwide Sales for Gyrus ACMI, Mr. Goodwin was responsible for a global business with approximately 700 employees and was a key contributor to the successful sale of Gyrus ACMI to Olympus for $2.2 billion in 2008. Mr. Goodwin served as Group Vice President of Olympus Corporation’s global surgical energy group, where he was responsible for commercial strategy, R&D and operations for a business with more than 500 employees worldwide. Mr. Goodwin held this position for five years before joining MIS Implants Technologies, Inc. in 2014. In March, 2022 Mr. Goodwin joined the Board of ZSX Medical, LLC, a clinical stage medical device company improving minimally-invasive surgery. Mr. Goodwin holds a B.A. in Finance and Economics from Eastern Washington University. The Company believes Mr. Goodwin is qualified to serve as a Director given his over 25 years of experience in the medical device industry.

Tara Semb, age 53, Chief Financial Officer, Treasurer and Secretary since January 2019. Prior to joining Apyx Medical, Ms. Semb was the Chief Financial Officer for AVAIL Vapor LLC, a manufacturer and retailer of e-liquid for use in electronic vapor devices, from 2015 until 2018. Ms. Semb previously worked for Amsted Industries, a diversified global manufacturer of industrial components, in multiple positions of increasing responsibility from 2006 until 2015, culminating in her promotion to Director of Finance for the company’s rail bearings division in 2013. Before joining Amsted Industries as Director of Internal Audit in 2006, she held financial and operational roles at Blyth Industries, a manufacturer and seller of candles and home fragrance products, and Anixter International, a global distributor of network & security solutions. She began her career in 1991 as an auditor at Price Waterhouse. Ms. Semb holds a Bachelor of Science degree in Accounting from the University of Illinois, as well as an MBA from Washington University in St. Louis. She is a Certified Public Accountant (CPA).

Todd Hornsby, age 47, Executive Vice President since January 2019, has responsibility for global Commercial operations. He is an accomplished Senior Executive with more than 20 years of success in the medical device and biotech industries. Throughout his career, Todd has held various leadership positions and has extensive experience in sales, sales management, and with building strong teams and launching new technologies. Since joining Apyx™ Medical in August 2014, Todd has focused primarily on the commercialization of Apyx’s Renuvion / J-Plasma advanced energy system. Prior to joining Apyx, Todd held roles of increasing seniority and responsibility at CryoLife, Inc. During his tenure, Todd directed the US Sales team, with a diversified product portfolio of biological heart valves and vascular grafts, surgical adhesives and hemostatic agents, dialysis access and CHF chronic heart failure products. Todd also directed successful integrations of three acquisitions into the US sales channel. Early in his medical device career, Todd held positions with Ethicon - Endo Surgery and Medex Medical. Todd holds a BA in Psychology from Hope College. He is also the recipient of many awards for sales achievement and growth.

Moshe Citronowicz, age 70, Senior Vice President since 2012, came to the United States in 1978 and has worked in a variety of manufacturing and high technology industries. In October 1993, Mr. Citronowicz joined the Company as Vice President of Operations and served as our Chief Operating Officer until November 2011. Currently, he is serving as the Senior Vice President. Mr. Citronowicz’s employment contract extends to December 31, 2023.

Lawrence J. Waldman, CPA, age 76, Director since March 2011, Lead Independent Director, and Audit Committee Chair. Mr. Waldman has over thirty-five years of experience in public accounting. Mr. Waldman currently serves as a senior advisor to First Long Island Investors, LLC, an investment and wealth management firm since May 2016. Prior to that Mr. Waldman served as an advisor to the accounting firm of EisnerAmper LLP, where he was previously the Partner-in-Charge of Commercial Audit Practice Development for Long Island since September 2011. Prior to joining EisnerAmper LLP, Mr. Waldman was the Partner-in-Charge of Commercial Audit Practice Development for Holtz Rubenstein Reminick, LLP from July 2006 to August 2011. Mr. Waldman was the Managing Partner of the Long Island office of KPMG LLP from 1994 through 2006, the accounting firm where he began his career in 1972. Mr. Waldman was elected to the Board of Directors of Comtech Telecommunications Corp. in August, 2015 and since December 2015, serves as Chair of its Audit Committee, and since December 17, 2021 serves as its Lead Independent Director. In October 2016, Mr. Waldman was appointed and subsequently in December 2016 elected to the Board of Directors of CVD Equipment Corporation, and serves as the Chair of the Audit Committee and as Lead Independent Director. In January 2021, Mr. Waldman was appointed to serve as non-Executive Chairman of the Board of CVD Equipment Corporation. Mr. Waldman also served through October 2018 as a member of the Board of Directors of Northstar/ RXR Metro Income Fund, a non-traded Real Estate Investment Trust, where he

APYX MEDICAL CORPORATION
also had served as a member of its Audit Committee starting in 2014. Mr. Waldman is also the Chair of the Supervisory Committee of Bethpage Federal Credit Union. Mr. Waldman also served as a member of the State University of New York’s Board of Trustees and as Chair of its Audit Committee. He previously served as the Chairman of the Board of Trustees of the Long Island Power Authority and as Chair and a member of the Finance and Audit Committee of its Board of Trustees. Mr. Waldman meets the definition of a financial expert as defined by the SEC and The NASDAQ Stock Market LLC. The Company believes Mr. Waldman is qualified to serve as Director, Audit Committee Chair and Lead Independent Director because of his over 35 years of experience in public accounting and his positions on various boards.

Michael Geraghty, age 75, Director since March 2010 and Compensation Committee Chair. Mr. Geraghty was previously employed as the President of Global Sales at Optos, Inc., a developer and manufacturer of retinal imaging devices for screening, detection and diagnosis of eye related conditions. From 2005 through 2008, he was the President of International Sales at Gyrus Acmi where he first started in 2000 as Senior Vice President of Sales for Gyrus Medical. Prior to this, Mr. Geraghty was the Vice President of Sales and Marketing for Everest Medical, Inc. and before that was the Director of Marketing for Advanced Products at Arthrocare Corporation. Mr. Geraghty specializes in building independent direct sales teams in the medical device industry and has extensive domestic and international sales and marketing experience. He received his bachelor’s degree from St. Mary’s University and graduate degree in Executive Sales Management from the University of Minnesota. The Company believes Mr. Geraghty is qualified to serve as Director and Compensation Committee Chair because of his extensive domestic and international sales, marketing, and management experience.

Craig Swandal, age 62, Director since March 2018. Mr. Swandal has over 30 years of experience at public and privately-held medical technology and electronics manufacturing companies. He began his career in 1981 at Unisys Corporation, a manufacturer of main frame computer systems, where he held a variety of manufacturing positions of increasing responsibility. In 1995 he joined Silent Knight, a manufacturer of industrial fire and security systems, as a Manufacturing Manager and was promoted to Vice President of Operations.

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

John Andres, age 65, Vice Chairman of the Board of Directors and Governance and Nominating Committee Chair since July 2014, has over thirty years of experience in the medical device industry. Since April, 2004, Mr. Andres has been a private consultant, doing business through John C. Andres, LLC, specializing in patent/business strategy development and execution. He also is a partner of Hawk Healthcare, LLC, which provides strategic transaction management to private individuals and companies.

In 2020, Mr. Andres joined the Board of Directors of Adaptilens, LLC, which is developing an accommodating intraocular lens. In 2017, Mr. Andres joined the Board of Directors of Longeviti Neuro Solutions, LLC which develops and sells cranial implant products for cranial reconstruction. In 2004, Mr. Andres helped found K2M, Inc. (KTWO) and from 2004 until 2010 served as a member of the Board of Directors of K2M, Inc. Prior to 2004, Mr. Andres held various legal and strategic business development positions at the Surgical Division of Tyco Healthcare Group, LLP, now Medtronic (NYSE: MDT) and its predecessor, United States Surgical Corporation. Before joining U.S. Surgical, Mr. Andres worked at the New York law firm of Morgan & Finnegan. He received his Associate of Applied Science degree from Rochester Institute of Technology, his Bachelor of Arts degree from Lehigh University and his Juris Doctor from Pace University School of Law. The Company believes Mr. Andres is qualified to serve as a director because of his extensive experience in patent and business strategy development and execution in the medical device industry.

APYX MEDICAL CORPORATION

Minnie Baylor-Henry, age 75, Director and Regulatory Compliance Committee Chair since August 2019. Ms. Baylor-Henry has over 25 years of regulatory affairs experience. She is the President of B-Henry & Associates, LLC, a consulting firm that she founded to provide regulatory strategic support to life sciences companies. Prior to starting her consulting company, she held various executive level positions over a 15-year period at Johnson & Johnson (J&J). Before retiring from J&J in 2015, she was the Worldwide Vice President of Regulatory Affairs-Medical Devices. During her time at J&J, she also had served as the Vice President-Medical & Regulatory Affairs in the Over-the Counter Group, as well as Senior Director, Regulatory Affairs- Pharmaceuticals. Ms. Baylor-Henry also worked for Deloitte & Touche (2008-2010) as the National Director Regulatory Affairs- Life Sciences. Prior to joining the private sector, she worked for the US Food & Drug Administration (1991-1999) in many roles, including serving as the Director of the Division of Drug, Marketing, Advertising & Communications and the FDA’s National Health Fraud Coordinator.

In 2018, Ms. Baylor-Henry joined the Board of Directors of scPharmaceuticals, a publicly-held company focused on developing technologies that enable subcutaneous administration of therapies and in 20 she stepped down from the Board of Directors of PolarityTE, a publicly- held regenerative medicine company. She joined the Board of Directors of Paratek Pharmaceuticals, a publicly-held company focused on solutions for patients with infectious diseases in 2021. In March, 2022, she joined the Board of Directors of Lantheus Holdings, LLC, an innovative diagnostics and targeted therapeutics company. Ms. Baylor-Henry received her pharmacy degree from Howard University’s College of Pharmacy and a law degree from Catholic University’s Columbus School of Law. The Company believes Ms. Baylor-Henry is qualified to serve as Director and Regulatory and Compliance Committee Chair because of her extensive experience in global and regulatory management and compliance.

Wendy Levine, age 50, Director, has over 25 years of healthcare marketing and advertising experience across the pharmaceutical, biotech, medical device and vaccine sectors. She is currently Group President and head of the advertising business at 21GRAMS, part of Real Chemistry, a global health innovation company that she founded with her partners in 2018. From 2003 to 2007, Ms. Levine worked at Johnson & Johnson, where she served as Group Product Director in the Specialty Pharmaceuticals Business Unit and then as Director, Stakeholder Marketing in the Medical Device Business Unit. From 2007 to 2009, Ms. Levine held the position of Senior Director of Marketing for the influenza portfolio at Novartis Vaccines. From 2009 to 2014, a love for advertising brought her to the agency world, where she rose through the ranks within account management at The Bloc. From 2014 to 2015, Ms. Levine held the role of EVP, Managing Director at McCann Health. From 2015 to 2017, she worked as Director of Client Services at GSW. Ms. Levine received her bachelor’s degree in interdisciplinary studies (economics and Western European culture) from the University of Pittsburgh and a master’s degree in education from Beaver College (Arcadia University). The Company believes Ms. Levine is qualified to serve as Director because of her extensive experience in marketing and advertising.

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

APYX MEDICAL CORPORATION
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

During 2022, our Audit Committee consisted of four independent members of the Board of Directors, Lawrence J. Waldman,

APYX MEDICAL CORPORATION
John Andres, Michael Geraghty and Craig Swandal. As a smaller reporting company, we are required to have at least two independent members comprising our Audit Committee in accordance with Rule 10A-3 of the Securities Exchange Act of 1934 and the rules of The NASDAQ Stock Market LLC. During 2022, Mr. Waldman served as the Audit Committee Chairperson and financial expert. The Audit Committee meets as often as it determines necessary but not less frequently than once every fiscal quarter.

Governance and Nominating Committee

The Governance and Nominating Committee is responsible for matters relating to the corporate governance of our company and the nomination of members of the board and committees thereof. The Governance and Nominating Committee also provides oversight to the Company over its Environmental, Social and Governance (“ESG”) initiatives. During 2022, our Governance and Nominating Committee consisted of three independent members of the Board of Directors, John Andres who serves as Chairperson, Lawrence J. Waldman and Michael Geraghty. The Governance and Nominating Committee meets as often as it determines necessary, but not less than once a year. During March 2022, the Board appointed Minnie Baylor-Henry as a member of the Governance and Nominating Committee.

Compensation Committee

The Compensation Committee is responsible for overseeing our compensation and employee benefit plans (including those involving the issuance of our equity securities) and practices, including formulating, evaluating and approving the compensation of our executive officers and reviewing and recommending to the full Board of Directors the compensation of our Chief Executive Officer. During 2022, our Compensation Committee consisted of four independent members of the Board of Directors, Michael Geraghty who served as Chairperson, John Andres, Lawrence J. Waldman and Wendy Levine. The Compensation Committee meets as often as it determines necessary, but not less than once a year.

Regulatory Compliance Committee

The Regulatory Compliance Committee, formed in the third quarter of 2019, is responsible for matters relating to the Company’s overall non-financial regulatory and compliance strategies and systems. Specifically, the Committee provides oversight of management’s efforts to comply with the requirements for a medical device company operating in a highly regulated environment with respect to healthcare compliance, product quality and safety, and other areas as directed by the Board. During 2022, our Regulatory Compliance Committee consisted of four independent members of the Board of Directors, Minnie Baylor-Henry who serves as Chairperson, John Andres, Craig Swandal and Wendy Levine. The Regulatory Compliance Committee meets as often as it determines necessary, but not less than once a year.

The table below indicates the current membership of each committee and how many times the Board and each committee met and/or acted by written consent in 2022:

	Board	Audit	Governance and Nominating	Compensation	Regulatory Compliance
Andrew Makrides	Chair
Charles D. Goodwin	Member
John Andres	Vice Chair	Member	Chair	Member	Member
Michael Geraghty	Member	Member	Member	Chair
Lawrence J. Waldman	Member	Chair**	Member	Member
Craig Swandal	Member	Member			Member
Minnie Baylor-Henry	Member		Member		Chair
Wendy Levine	Member			Member	Member
Number of Meetings*	12	4	1	6	5
* Includes formal meetings and acts of written consent
** Mr. Waldman has also been designated the Audit Committee’s financial expert as well as the Board’s Lead Independent Director.

APYX MEDICAL CORPORATION
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

A copy of the code of ethics, which expressly includes the fiduciary responsibilities of the CEO and CFO, is available on our website at https://apyxmedical.com/code-of-ethics-and-conduct/.

Environmental Social and Governance

Our Governance and Nominating Committee provides oversight to the Company over its ESG initiatives. The Chairman of that Committee has been actively involved in our work to date with our ESG efforts and continues to lead in providing suggestions as to what else can be done to further enhance our initiatives in this area, including a continued focus on Board diversity from the perspective of gender, ethnic\racial background, and relevant professional and educational experience.

Our ESG initiatives are sponsored by our CEO and CFO, and consists of a steering committee that includes all members of the executive management team as well as some mid-level managers in certain areas such as R&D, Regulatory and Quality. In July 2022, we published our first ESG report aligned with the Sustainability Accounting Standards Board (SASB) Medical Equipment industry standards.

We have created a strong environmental, social and governance (“ESG”) structure by introducing a cross-functional ESG team which has been working with senior management, our board, and other stakeholders to develop an ESG framework that is aligned with our corporate mission, vision and values. Our ESG initiatives are sponsored by our CEO and CFO, and includes a steering committee comprised of all members of the executive management team as well as some mid-level managers in certain areas such as R&D, Regulatory and Quality. In July 2022, we published our first ESG report aligned with the Sustainability Accounting Standards Board (“SASB”) Medical Equipment industry standards.

Part of our culture is to give back and support the communities and people around us. In 2022, we engaged in both employee volunteer and financial support in the areas of education and the environment. Such initiatives included the following:

•Week-long high school internship\shadowing program for students interested in the field of engineering;
•Hosting a group of 25 local students participating in their school’s STEM program at our manufacturing facility
•Employee participation in a local beach clean up event
•Donation of supplies to a local elementary school and to support those impacted by Hurricane Ian
•Local food drive donations as well as gifts for less fortunate children during the holidays
•Several financial contributions and sponsorships to various non-profit organizations

ITEM 11. Executive Compensation Discussion and Analysis

INTRODUCTION

This Compensation Discussion & Analysis (“CD&A”) explains our executive compensation program for our named executive officers (“NEOs”) listed below. This CD&A also describes the Compensation Committee’s process for making pay decisions, as well as its rationale for specific decisions related to the fiscal year ended December 31, 2022.

Although Apyx Medical qualifies as a “smaller reporting company” as defined by the SEC, which allows us to take advantage of scaled-back disclosure requirements, we are including more extensive narrative about our executive compensation program in an effort to be more transparent. We are also committed to keeping an open dialogue with our stockholders to help ensure that we have a regular pulse on investor perspectives and, as we continue to grow, we intend to further enhance our outreach efforts during 2023 and into the future.

APYX MEDICAL CORPORATION

Name	Position
Charles D. Goodwin	President, CEO and Director
Moshe Citronowicz	Senior Vice President
Todd Hornsby	Executive Vice President
Tara Semb	Chief Financial Officer

2022 Business Overview

While 2022 ultimately proved to be a challenging year, our team made important progress under difficult circumstances. We believe we are incrementally better positioned in 2023, with an expanding portfolio of 510(k) clearances for our targeted clinical indications, recently implemented activities to reduce operating expenses while preserving our capabilities as an organization, and additional financing secured to strengthen our balance sheet and enhance our financial flexibility. Below are key financial and strategic highlights:

•Total revenue of $44.5 million, representing a decline of 8.3% year-over-year
•Advanced Energy revenue of $36.8 million, representing a decline of approximately 14.4% year-over-year
•Loss from operations of $23.6 million, vs. $14.4 million in 2021

On March 14, 2022, the U.S. Food and Drug Administration (“FDA”) posted a Safety Communication that warns consumers and health care providers against the use of the Company’s Advanced Energy products outside of their FDA-cleared indications for general use in cutting, coagulation, and ablation of soft tissue during open and laparoscopic surgical procedures. Following the Safety Communication, the Company began to experience some slowed demand for the adoption of its Helium Plasma Technology primarily in the U.S. The Company continues to evaluate the full effects the Safety Communication will have on the results of its operations, cash flows and financial position.

On April 4, 2022, the Company announced that it had submitted a 510(k) premarket notification to the FDA for the use of the Renuvion to improve the appearance of lax (loose) skin in the neck and submental region.

On May 26, 2022, the Company announced that it had received 510(k) clearance from the FDA for the use of the Renuvion Dermal Handpiece for specific dermal resurfacing procedures.

On February 1, 2023, we announced we had submitted a 510(k) premarket notification (“510(k) submission”) for the Renuvion APR Handpiece to the FDA, supported by a clinical study and real-world evidence. The 510(k) submission is intended to expand Renuvion’s indications for use to include a specific indication for the use of the Renuvion APR Handpiece for the coagulation of subcutaneous soft tissues where needed, following liposuction.

On February 27, 2023, we announced that we received 510(k) clearance from the FDA for the use of the Renuvion APR Handpiece for the delivery of radiofrequency energy and/or helium plasma where coagulation/contraction of soft tissue is needed. Soft tissue includes subcutaneous tissue.

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

APYX MEDICAL CORPORATION

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

The Role of Management. Members of our management team attend regular meetings where executive compensation, Company and individual performance, and competitive compensation levels and practices are discussed and evaluated. Only the Compensation Committee members are allowed to vote on decisions regarding NEO compensation. The CEO reviews his recommendations pertaining to other executives (non-NEO) pay with the Compensation Committee providing transparency and oversight. Decisions on non-NEO pay are made by the CEO. The CEO does not participate in the deliberations of the Compensation Committee regarding his own compensation. Independent members of the Board make all final determinations regarding CEO compensation.

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

The Role of Peer Group Companies. The Compensation Committee strives to set a competitive level of total compensation for each NEO as compared with executive officers in similar positions at comparable companies, which we define as our compensation peer group. The Compensation Committee looks to its independent compensation consultant to provide and analyze competitive market data for each NEO, comparing each of their individual components of compensation and total compensation to market. In addition to the peer group, Pearl Meyer may reference industry-specific, size-adjusted market survey data where appropriate. We continue to consult with Pearl Meyer on our compensation strategy on an ongoing basis.

APYX MEDICAL CORPORATION
At the time of our last competitive assessment, Pearl Meyer recommended and the Compensation Committee approved an update to our peer group. Pearl Meyer developed a set of objective filtering and selection criteria to identify US-based, publicly traded companies in the health care equipment, supplies or technology space that were comparable to Apyx at the time in terms of both revenue and market capitalization. The Company's current compensation peer group was composed of the following companies and was unchanged in 2022:

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

2022 Executive Compensation Program

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

Name	2022	2021	% Change
Charles D. Goodwin	$482,500	$450,000	7%
Moshe Citronowicz	$311,500	$299,000	4%
Todd Hornsby	$368,000	$347,000	6%
Tara Semb	$342,500	$328,000	4%

Performance Bonus

The performance-based cash incentive bonus is designed to provide an opportunity for our senior executives, including our NEOs, to earn an annual incentive, paid in cash, based on the achievement of certain financial targets and/or strategic priorities. An executive’s incentive target is a percentage of their base salary. The Compensation Committee assessed our performance against certain financial metrics during 2022 with payouts measured on a scale of zero to 125% of target. The table below discloses the annual incentive targets for each NEO for 2022:

Name	2022 Base Salary ($)	Bonus Target (% of Base Salary)	Bonus at Target ($)
Charles D. Goodwin	$482,500	85%	$410,125
Moshe Citronowicz	$311,500	30%	$93,450
Todd Hornsby	$368,000	55%	$202,400
Tara Semb	$342,500	50%	$171,250

In 2022, we used Total Revenue, Operating Income/(loss) and Total Operating Cash Burn as the financial performance metrics for determining annual performance bonuses because we believe it is important to focus on driving our top line revenue growth,

APYX MEDICAL CORPORATION
while focusing on continued improvements to our gross product margins and efficiently investing in our operations to drive towards longer-term, bottom-line profitability. This ultimately results in our ability to maintain acceptable levels of cash burn, setting a path to generating positive cash flow through our overall business performance.

2022 Annual Incentive Plan Payouts. Based on the actual financial performance results, the funding for performance bonuses was set at 0% of each NEO’s applicable target. The Committee retains discretion to further adjust the award upward or downward based on its assessment of individual performance. The following table lists the actual awards earned by the NEOs in 2022:

Name	Bonus Target (% of Base Salary)	Bonus Target ($)	Actual Award Payout ($)
Charles D. Goodwin	85%	$410,125	$—
Moshe Citronowicz	30%	$93,450	$—
Todd Hornsby	55%	$202,400	$—
Tara Semb	50%	$171,250	$—

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

In January 2022, the Board approved equity awards to the NEOs. These equity awards were granted using incentive stock options to the extent permitted by the IRS. Stock options are intended to align the interests of award recipients with those of stockholders, since options deliver value only if Apyx’s stock price appreciates after they are granted. This characteristic ensures that the Executive Officers and key employees have a meaningful portion of their compensation tied to future stock price increases and rewards management for long-term strategic planning through the resulting enhancement of the stock price. The 2022 awards for each NEO were as follows:

Name	Stock Options (# of options)
Charles D. Goodwin	243,000
Moshe Citronowicz	72,000
Todd Hornsby	100,000
Tara Semb	96,000

The stock options vest one-third per year on the anniversary date of the grant over a 3-year period, expire on the 10th anniversary of the grant date, and have an exercise price of $10.96 per share. Stock options are subject to the award recipient’s continued employment through each vesting date.

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

APYX MEDICAL CORPORATION

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

Compensation of Executive Officers

The following table sets forth the compensation paid to each of our Executive Officers for the years ended December 31, 2022 and 2021 for services to our Company in all capacities:

Name and Principal Position	Year	Salary	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation Earnings ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total ($)
Charles D. Goodwin	2022	$482,500	$—	$—	1,664,793	$—	$—	$22,943	$2,170,236
CEO and Director	2021	$450,000	$421,875	$—	701,420	$—	$—	$21,099	$1,594,394

Moshe Citronowicz	2022	$311,500	$—	$—	493,272	$—	$—	$21,444	$826,216
Senior Vice President	2021	$299,000	$112,125	$—	207,828	$—	$—	$21,367	$640,320

Todd Hornsby	2022	$368,000	$—	$—	685,100	$—	$—	$26,778	$1,079,878
Executive Vice President	2021	$347,000	$216,875	$—	288,650	$—	$—	$26,785	$879,310

Tara Semb	2022	$342,500	$—	$—	657,696	$—	$—	$17,553	$1,017,749
CFO, Treasurer and Secretary	2021	$328,000	$184,500	$—	277,104	$—	$—	$19,169	$808,773

(1)These columns represent the grant date fair value of the awards as calculated in accordance with FASB ASC 718 (Stock Compensation).

(2)The amounts for 2022 include compensation under the following plans and programs:

APYX MEDICAL CORPORATION

	C.D. Goodwin	M. Citronowicz	T. Hornsby	T. Semb
Life insurance premiums	198	129	198	198
Short-term disability premiums	186	186	186	186
Health insurance premiums	9,059	12,896	18,688	6,960
Employer 401(k) contribution	13,500	8,233	7,706	10,209

Total	$22,943	$21,444	$26,778	$17,553

Amounts in the table above are pro-rated where applicable.

Employment Agreements and Potential Payments Upon Termination or Change in Control

At December 31, 2022, we were obligated under four employment agreements.

Name	Contract Expiration Date
Charles D. Goodwin	N/A(1)
Tara Semb	N/A(1)
Todd Hornsby	N/A(1)
Moshe Citronowicz	December 31, 2023
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

There are no other employment contracts that have non-cancelable terms in excess of one year.

Outstanding Equity Awards

The following table presents information with respect to each unexercised stock option held by our Executive Officers as of December 31, 2022:

Name	# of Securities Underlying Unexercised Options (# Exercisable)	# of Securities Underlying Unexercised Options (# Unexercisable)	Weighted Average Option Exercise Price ($/Sh)	Option Expiration Range After Grant Date
Charles D. Goodwin	1,438,500	405,000	$5.77	12/15/2027	-	1/19/2032
Moshe Citronowicz	239,000	120,000	$7.17	3/16/2026	-	1/19/2032
Todd Hornsby	339,334	166,666	$6.95	8/27/2024	-	1/19/2032
Tara Semb	145,000	160,000	$9.17	1/9/2029	-	1/19/2032

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

In July 2012, the Company’s stockholders approved the 2012 Share Incentive Plan covering a total of 750,000 shares of common stock issuable upon exercise of options to be granted under the plan. At December 31, 2022 approximately 170,000 are available to be issued in this plan.

In July 2015, the Company’s stockholders approved the 2015 Executive and Employee Stock Option Plan covering a total of 2,000,000 shares of common stock issuable upon exercise of options to be granted under the plan. At December 31, 2022 approximately 40,000 are available to be issued in this plan.

In August 2017, the Company’s stockholders approved the 2017 Executive and Employee Stock Option Plan covering a total of 3,000,000 shares of common stock issuable upon exercise of options to be granted under the plan. At December 31, 2022 approximately 30,000 are available to be issued in this plan.

APYX MEDICAL CORPORATION

In August 2019, the Company’s stockholders approved the 2019 Share Incentive Plan covering a total of 2,000,000 shares of common stock issuable upon exercise of options to be granted under the plan. At December 31, 2022 approximately 200,000 are available to be issued in this plan.

In August 2021, the Company’s stockholders approved the 2021 Share Incentive Plan covering a total of 1,375,000 shares of common stock issuable upon exercise of options to be granted under the plan. At December 31, 2022, all 1,375,000 are available to be issued in this plan.

There have been no changes in the pricing of any options previously or currently awarded.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors is responsible for determining the compensation of executive officers of the Company, as well as compensation awarded pursuant to the Company’s equity incentive plans.

In 2022, our Compensation Committee consisted of four independent members of the Board of Directors, Michael Geraghty (Chairperson), John Andres, Lawrence J. Waldman and Wendy Levine.

No member of the Compensation Committee is or has been an officer or employee of the Company or any of its subsidiaries. In addition, no member of the Compensation Committee had any relationships with the Company or any other entity that require disclosure under the proxy rules and regulations promulgated by the SEC.

COMPENSATION COMMITTEE REPORT

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K with management. Based on our Compensation Committee’s review of and the discussions with management with respect to the Compensation Discussion and Analysis, our Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our Proxy Statement and in this Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for filing with the SEC. During 2022, our Compensation Committee consisted of three independent members of the Board of Directors, Michael Geraghty, who served as Chairperson, John Andres, Lawrence J. Waldman and Wendy Levine.

APYX MEDICAL CORPORATION
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

See “ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters”.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of March 15, 2023, with respect to the beneficial ownership of the Company’s common stock by its executive officers, directors, all persons known by the Company to be the beneficial owners of more than 5% of its outstanding shares and by all officers and directors as a group.

	Number of Shares
Name and Address	Title	Owned (i)		Nature of Ownership	Percentage of Ownership (i)
Archon Capital Management, LLC	Common	3,452,030		Beneficial	9.9%
1100 19th Avenue E
Seattle, WA 98122

RTW Investments	Common	3,398,279		Beneficial	9.8%
250 West 55th St. 16th Floor
New York, NY 10019

William Weeks Vanderfelt	Common	3,158,414		Beneficial	9.1%
Coralis 44, Azzuri Village 44
Roches Noires, 31201 Mauritius

PURA VIDA INVESTMENTS, LLC	Common	2,287,560		Beneficial	6.6%
512 West 22nd Street, 7th Floor
New York, NY 10011

Cowen Financial Products, LLC	Common	1,775,793		Beneficial	5.1%
599 Lexington Ave.
New York, NY 10022

Charles D. Goodwin II	Common	1,669,250	(ii)	Beneficial	4.6%
5115 Ulmerton Rd.
Clearwater, FL 33760

APYX MEDICAL CORPORATION

Moshe Citronowicz	Common	755,504	(iii)	Beneficial	2.2%
5115 Ulmerton Rd.
Clearwater, FL 33760

Andrew Makrides	Common	712,244	(iv)	Beneficial	2.1%
5115 Ulmerton Rd.
Clearwater, FL 33760

Todd Hornsby	Common	422,668	(v)	Beneficial	1.2%
5115 Ulmerton Rd.
Clearwater, FL 33760

Tara Semb	Common	225,000	(vi)	Beneficial	0.6%
5115 Ulmerton Rd.
Clearwater, FL 33760

Lawrence Waldman	Common	210,918	(vii)	Beneficial	0.6%
5115 Ulmerton Rd.
Clearwater, FL 33760

Michael E. Geraghty	Common	161,855	(viii)	Beneficial	0.5%
5115 Ulmerton Rd.
Clearwater, FL 33760

John Andres	Common	134,355	(ix)	Beneficial	0.4%
5115 Ulmerton Rd.
Clearwater, FL 33760

Craig Swandal	Common	99,855	(x)	Beneficial	0.3%
5115 Ulmerton Rd.
Clearwater, FL 33760

Minnie Baylor-Henry	Common	78,978	(xi)	Beneficial	0.2%
5115 Ulmerton Rd.
Clearwater, FL 33760

Wendy Levine	Common	29,855	(xii)	Beneficial	0.1%
5115 Ulmerton Rd.
Clearwater, FL 33760

Officers and Directors as a group (10 persons)		4,500,482			13.0%
(i) Based on 34,597,822 outstanding shares of Common Stock as of March 15, 2023, of which officers and directors owned a total of 1,241,379 shares at March 15, 2023. We have calculated the percentage ownership in the table above on the basis of the number of outstanding securities plus, for each person or group, any securities that person or group has current or future right to acquire pursuant to options, warrants, conversion privileges or other rights based on the 13G and 13D SEC filings at March 15, 2023 (and exercisable within 60 days thereafter).

(ii) Includes 28,250 shares and 1,641,000 vested options (and exercisable within 60 days thereafter).

(iii) Includes 456,504 shares and 299,000 vested options (and exercisable within 60 days thereafter).

(iv) Includes 624,389 shares and 87,855 vested options (and exercisable within 60 days thereafter).

(v) Includes 0 shares and 422,668 vested options (and exercisable within 60 days thereafter).

APYX MEDICAL CORPORATION
(vi) Includes 0 shares and 255,000 vested options (and exercisable within 60 days thereafter).

(vii) Includes 37,563 shares and 173,355 vested options (and exercisable within 60 days thereafter).

(viii) Includes 17,500 shares and 144,355 vested options (and exercisable within 60 days thereafter).

(ix) Includes 0 shares and 134,355 vested options (and exercisable within 60 days thereafter).

(x) Includes 77,173 shares and 22,682 vested options (and exercisable within 60 days thereafter).

(xi) Includes 0 shares and 78,978 vested options (and exercisable within 60 days thereafter).

(xii) Includes 0 shares and 29,855 vested options (and exercisable within 60 days thereafter).

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

To the Company’s knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2022 all filing requirements applicable to the Reporting Persons were timely met, with the exception of one delinquent filing for Mr. Swandal who inadvertently failed to timely file a Form 4 showing a single transaction.

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

ITEM 14. Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to us and expected to be billed to us by RSM US LLP, our principal accountant for 2022 and 2021:

	Year Ended December 31,
(In thousands)	2022	2021
Audit fees (1)	$525	$531
Audit related fees (2)	43	—
Tax fees (3)	107	98
All other fees (4)	—	—
Total fees billed	$675	$629

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

APYX MEDICAL CORPORATION
PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)(1)	LISTING OF FINANCIAL STATEMENTS	Page

	The following consolidated financial statements of the Company are included in Item 8 of this Report:

	Consolidated Balance Sheets at December 31, 2022 and 2021	39
	Consolidated Statements of Operations for the years ended December 31, 2022 and 2021	40
	Consolidated Statement of Changes in Equity for the years ended December 31, 2022 and 2021	41
	Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021	42
	Notes to Consolidated Financial Statements	43

(a)(2)	FINANCIAL STATEMENT SCHEDULES
	All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Report.

(a)(3) EXHIBITS

APYX MEDICAL CORPORATION

3.1	Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s report on Form 10-K/A filed on March 31, 2011)
3.2	By laws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant’s report on Form 10-K/A filed on March 31, 2011)
3.3	Certificate of Amendment of the Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.5 to the Registrant’s Quarterly Report on Form 10-Q filed on November 3, 2017)
3.4
Certificate of Elimination of the Series A 6% Convertible Preferred Stock and Series B Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 3, 2018)

3.5	Certificate of Amendment of the Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 28, 2018)
4.1	Description of the Registrant’s Securities (Incorporated by the reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2020)
10.1**	Tara Semb Amended and Restated Employment Agreement, dated September 16, 2020 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 18, 2020)
10.2**
Charles D. Goodwin II Amended and Restated Employment Agreement, dated September 17, 2020 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 18, 2020)

10.3**	Todd Hornsby Amended and Restated Employment Agreement, dated September 17, 2020 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 18, 2020)
10.4	Credit, Security and Guaranty Agreement, dated February 17, 2023 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 24, 2023)
10.5	Fee Letter, dated February 17, 2023 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 24, 2023)
10.6	Warrant to Purchase Stock, dated February 17, 2023 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 24, 2023)
10.7	Purchase and Sale Agreement, dated March 14, 2023 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 15, 2023)
14.1	Code of Ethics (Incorporated by the reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2020)
21.1*	List of Subsidiaries
23.1*	Consent of RSM US LLP
31.1*	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2*	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Label Presentation Document

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

APYX MEDICAL CORPORATION
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Clearwater, Florida on March 16, 2023.

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

Name	Title	Date

Directors:

/s/ ANDREW MAKRIDES	Chairman of the Board	March 16, 2023
Andrew Makrides

/s/ CHARLES D. GOODWIN II	Chief Executive Officer and Director	March 16, 2023
Charles D. Goodwin II

/s/ TARA SEMB	Chief Financial Officer, Treasurer and Secretary	March 16, 2023
Tara Semb

/s/ JOHN ANDRES	Vice Chairman of the Board	March 16, 2023
John Andres

/s/ LAWRENCE J. WALDMAN	Director	March 16, 2023
Lawrence J. Waldman

/s/ MICHAEL GERAGHTY	Director	March 16, 2023
Michael Geraghty

/s/ CRAIG SWANDAL	Director	March 16, 2023
Craig Swandal

/s/ MINNIE BAYLOR-HENRY	Director	March 16, 2023
Minnie Baylor-Henry

/s/ WENDY LEVINE	Director	March 16, 2023
Wendy Levine