Form 10-Q
period 2023-03-31
Apyx Medical Corp
filed 2023-05-11
CIK 719135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
	Commission File Number:	0-12183

APYX MEDICAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	11-2644611
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5115 Ulmerton Road, Clearwater, FL 33760
(Address of principal executive offices, zip code)
(727) 384-2323
(Registrant’s telephone number)
Securities Registered Pursuant to Section 12 (b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock	APYX	Nasdaq Global Select Market

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

As of May 10, 2023, 34,597,822 shares of the registrant’s $0.001 par value common stock were outstanding.

APYX MEDICAL CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended March 31, 2023

PART I.     Financial Information

ITEM 1. Condensed Consolidated Financial Statements

APYX MEDICAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2023 (Unaudited)	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$16,255	$10,192
Trade accounts receivable, net of allowance of $359 and $668	9,966	10,602
Income tax receivables	7,752	7,545
Other receivables	417	99
Inventories, net of provision for obsolescence of $428 and $457	10,946	11,797
Assets held for sale	4,569	—
Prepaid expenses and other current assets	2,779	2,737
Total current assets	52,684	42,972
Property and equipment, net	2,109	6,761
Operating lease right-of-use assets	646	710
Finance lease right-of-use assets	106	115
Other assets	1,239	1,217
Total assets	$56,784	$51,775

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,905	$2,669
Accrued expenses and other current liabilities	7,626	8,928
Current portion of operating lease liabilities	184	216
Current portion of finance lease liabilities	33	37
Term loan, net	8,778	—
Total current liabilities	18,526	11,850
Long-term operating lease liabilities	448	470
Long-term finance lease liabilities	68	73
Long-term contract liabilities	1,343	1,408
Other liabilities	185	181
Total liabilities	20,570	13,982
EQUITY
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 0 issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized; 34,597,822 issued and outstanding as of March 31, 2023 and December 31, 2022	35	35
Additional paid-in capital	75,235	73,282
Accumulated deficit	(39,218)	(35,735)
Total stockholders' equity	36,052	37,582
Non-controlling interest	162	211
Total equity	36,214	37,793
Total liabilities and equity	$56,784	$51,775
The accompanying notes are an integral part of the condensed consolidated financial statements.

APYX MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Sales	$12,142	$12,493
Cost of sales	4,569	4,274
Gross profit	7,573	8,219
Other costs and expenses:
Research and development	1,121	1,158
Professional services	1,740	2,286
Salaries and related costs	5,068	5,181
Selling, general and administrative	5,255	5,465
Total other costs and expenses	13,184	14,090
Loss from operations	(5,611)	(5,871)
Interest income	51	2
Interest expense	(234)	(8)
Other loss, net	(5)	(21)
Total other loss, net	(188)	(27)
Loss before income taxes	(5,799)	(5,898)
Income tax (benefit) expense	(2,267)	70
Net loss	(3,532)	(5,968)
Net loss attributable to non-controlling interest	(49)	(23)
Net loss attributable to stockholders	$(3,483)	$(5,945)

Loss per share:
Basic and diluted	$(0.10)	$(0.17)

The accompanying notes are an integral part of the condensed consolidated financial statements.

APYX MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(In thousands)

Three Months Ended March 31, 2023 and 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Total Equity
	Shares	Par Value
Balance at December 31, 2021	34,410	$34	$66,221	$(12,551)	$305	$54,009
Shares issued on stock options exercises for cash	24	—	152	—	—	152
Stock based compensation	—	—	1,650	—	—	1,650
Shares issued on net settlement of stock options	19	—	—	—	—	—
Net loss	—	—	—	(5,945)	(23)	(5,968)
Balance at March 31, 2022	34,453	$34	$68,023	$(18,496)	$282	$49,843

Balance at December 31, 2022	34,598	$35	$73,282	$(35,735)	$211	$37,793
Stock based compensation	—	—	1,367	—	—	1,367
Proceeds received from issuance of warrants	—	—	586	—	—	586
Net loss	—	—	—	(3,483)	(49)	(3,532)
Balance at March 31, 2023	34,598	$35	$75,235	$(39,218)	$162	$36,214

The accompanying notes are an integral part of the condensed consolidated financial statements.

APYX MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(3,532)	$(5,968)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	203	225
Provision for inventory obsolescence	—	85
Loss on disposal of property and equipment	—	26
Stock based compensation	1,367	1,650
Provision for allowance for doubtful accounts	(142)	140
Non-cash interest expense	67	—
Changes in operating assets and liabilities:
Trade receivables	837	475
Prepaid expenses and other assets	858	649
Income tax receivables	(207)	—
Inventories	879	(371)
Accounts payable	(776)	(51)
Accrued expenses and other liabilities	(1,435)	(1,378)
Net cash used in operating activities	(1,881)	(4,518)
Cash flows from investing activities
Purchases of property and equipment	(110)	(279)
Net cash used in investing activities	(110)	(279)
Cash flows from financing activities
Proceeds from stock option exercises	—	152
Proceeds from term loan	9,289	—
Payment of debt issuance costs	(1,754)	—
Proceeds from issuance of warrants	586	—
Repayment of finance lease liabilities	(9)	(54)
Net cash provided by financing activities	8,112	98
Effect of exchange rates on cash	(58)	63
Net change in cash and cash equivalents	6,063	(4,636)
Cash and cash equivalents, beginning of period	10,192	30,870
Cash and cash equivalents, end of period	$16,255	$26,234

Cash paid for:
Interest	$1	$8
Income taxes	125	—

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

On March 14, 2022, the U.S. Food and Drug Administration (“FDA”) posted a Medical Device Safety Communication (“Safety Communication”). The FDA warned against the use of Renuvion/J-Plasma for procedures intended to improve the appearance of the skin through dermal resurfacing (a procedure on the skin to treat wrinkles) or skin contraction (a procedure under the skin that can be performed either alone or in combination with liposuction to achieve skin effects, such as “tightening”). At that time, the Renuvion/J-Plasma device system was FDA cleared for general use of cutting, coagulation, and ablation of soft tissue during open and laparoscopic surgical procedures. The use of the device had not been determined to be safe or effective for any aesthetic skin procedures (procedures intended to improve the appearance of the skin). Following the Safety Communication, the Company experienced slowed demand for the adoption of its Helium Plasma Technology.

On May 26, 2022, the Company announced that it received 510(k) clearance from the FDA for the use of the Renuvion® Dermal Handpiece for certain dermal resurfacing procedures, specifically, for the treatment of moderate to severe wrinkles and rhytides, limited to patients with Fitzpatrick Skin Types I, II or III.

On June 2, 2022, the FDA updated the Safety Communication to inform consumers and healthcare providers about the new 510(k) clearance for the Renuvion® device system for certain dermal resurfacing procedures.

On July 18, 2022, the Company announced that it received 510(k) clearance from the FDA for the use of the Renuvion® APR Handpiece for use in subcutaneous dermatological and aesthetic procedures to improve the appearance of lax (loose) skin in the neck and submental (under the chin) region.

On July 21, 2022, the FDA updated the Safety Communication to inform consumers and healthcare providers about the clearance for the Renuvion® APR handpieces for use under the skin in certain procedures intended to improve the appearance of loose skin.

On February 27, 2023, the Company announced that it received 510(k) clearance from the FDA for the use of the Renuvion® APR Handpiece for the delivery of radiofrequency energy and/or helium plasma where coagulation/contraction of soft tissue is needed. Soft tissue includes subcutaneous tissue.

On April 28, 2023, the Company announced that it received 510(k) clearance from the FDA for the use of the Renuvion® APR Handpiece for coagulation of subcutaneous soft tissues following liposuction for aesthetic body contouring.

On May 10, 2023, the FDA updated the Safety Communication to inform consumers and healthcare providers about the clearance for the Renuvion® APR handpiece for use under the skin in certain procedures intended to improve the appearance of the skin, including for coagulation of subcutaneous soft tissues following liposuction for aesthetic body contouring.

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Management believes that the May 10, 2023 FDA update to the Safety Communication addresses the issues set forth in the original Safety Communication from March 14, 2022. While no assurances can be provided, management believes that receiving these additional clearances and the corresponding updates to the Safety Communication since March 14, 2022 should mitigate the financial effects of the Safety Communication in future periods.

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

Pursuant to the requirements of the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these unaudited condensed consolidated financial statements are issued. This evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within control of the Company as of the date the unaudited condensed consolidated financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.

While sales were continuing to grow into the first quarter of 2022 prior to the FDA Safety Communication, over the last few years, exclusive of the Company’s sale of the Core business segment to Symmetry Surgical during 2018, the Company has incurred recurring net losses and cash outflows from operations and the Company anticipates that losses will continue in the near term. During the year ended December 31, 2022, the Company incurred an operating loss of $23.6 million and used $20.3 million of cash in operations. During the three months ended March 31, 2023, the Company incurred an operating loss of $5.6 million and used $1.9 million of cash in operations. As of March 31, 2023, the Company had cash and cash equivalents of $16.3 million, of which the Company must maintain $10.0 million under its Credit Agreement. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date of issuance of these unaudited condensed consolidated financial statements.

In an effort to alleviate these conditions, the Company pursued various funding solutions in order to improve liquidity.

On November 22, 2022, the Company filed a shelf registration statement providing it the ability to register securities in the aggregate amount up to $100 million. The shelf registration included an embedded ATM facility for up to $40 million. To date, the Company has not utilized this facility.

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

For a more in depth description of the terms of the Credit Agreement, see Note 6.

On February 27, 2023, the Company’s Board of Directors approved a plan to sell and leaseback the Company’s real property located in Clearwater, FL. On March 14, 2023, the Company entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with VK Acquisitions VI, LLC (the “Purchaser”), for the sale of the Company’s facility located at 5115 Ulmerton Road, Clearwater, Florida, as more fully described in the Purchase Agreement (collectively, the “Property”) for a purchase price

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

of $7,650,000. On May 8, 2023, the Company closed on the Purchase Agreement and concurrently executed a 10-year agreement to leaseback the underlying Property from the Purchaser.

For a more in depth description of the terms of the Purchase Agreement, see Note 4.

During January 2023, the Company was notified that the IRS examination process of our 2018, 2019 and 2020 tax returns was complete and that the Company’s tax refunds were approved for approximately $0.2 million more than the amount recorded in the Company’s Consolidated Balance Sheet at December 31, 2022. As of the date of this report, the Company is awaiting receipt of the tax refunds.

The Company also continues to re-assess its operating expenditures and cost structure to be commensurate with expected levels of revenue and management has the ability to reduce or delay expenditures to enhance and preserve liquidity. Management has already reduced some operating expenditures, including a reduction-in-force on January 9, 2023, that reduced the Company’s U.S. headcount by 14%.

Management believes that the actions already taken, and additional actions that it intends to take to manage operating expenditures, will enable the Company to meet its obligations and its debt covenants for a period of at least one year from the date of issuance of these unaudited condensed consolidated financial statements. As a result, management believes its plans alleviate substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments relating to the carrying amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 2.     RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326). The update changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, contract assets, held-to-maturity debt securities and loans, and requires entities to use a new forward-looking expected loss model that will result in the earlier recognition of allowance for losses. This update, as originally issued, was effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. In November 2019, the FASB issued ASU 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) Effective Dates, which deferred the effective dates of these standards for Smaller Reporting Companies until fiscal years beginning after December 15, 2022. The Company adopted the new standard on January 1, 2023 and its impact was not material to the Company.

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

Inventories consisted of the following:

(In thousands)	March 31, 2023	December 31, 2022
Raw materials	$4,388	$4,979
Work in process	2,331	2,160
Finished goods	4,655	5,115
Gross inventories	11,374	12,254
Less: provision for obsolescence	(428)	(457)
Inventories, net	$10,946	$11,797

NOTE 4.     ASSETS HELD FOR SALE AND PROPERTY AND EQUIPMENT

(In thousands)	March 31, 2023 (Unaudited)	December 31, 2022
Land	$—	$1,600
Building and improvements	16	4,426
Machinery and equipment	2,472	2,613
Furniture and fixtures	213	211
Computer equipment and software	1,230	1,420
Leasehold improvements	178	178
Molds	847	847
Total property, plant and equipment	4,956	11,295
Less: accumulated depreciation and amortization	(3,387)	(5,041)
Property and equipment in service	1,569	6,254
Construction in progress	540	507
Property and equipment, net	$2,109	$6,761

Assets held for sale	$4,569	$—

In an effort to improve liquidity and the balance sheet condition of the Company, management has been exploring options to leverage the Company’s unencumbered real property. On February 27, 2023, the Company’s Board of Directors approved a plan to sell and leaseback the Company's real property located in Clearwater, FL.

On March 14, 2023, the Company entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with VK Acquisitions VI, LLC (the “Purchaser”), for the sale of the Company’s facility located at 5115 Ulmerton Road, Clearwater, Florida, as more fully described in the Purchase Agreement (collectively, the “Property”) for a purchase price of $7,650,000.

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

In accordance with the requirements of ASC Topic 360, Property, Plant, and Equipment, the Company has determined that the real property to be sold meets the requirements to be presented as held for sale. Accordingly, the Company has presented the associated assets as held for sale in the accompanying unaudited condensed consolidated balance sheet and the table above at March 31, 2023.

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

On May 8, 2023, the Company closed on the Purchase Agreement and concurrently executed a 10-year agreement to leaseback the underlying Property from the Purchaser. The Company received net cash proceeds of approximately $6,600,000, after withholding the security deposit equal to one years rent, taxes, first months rent, expenses, and fees. The Company anticipates that the net cash proceeds will be used to strengthen its balance sheet and provide working capital to its operations.

NOTE 5.     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Accrued payroll	$848	$563
Accrued bonuses	570	—
Accrued commissions	790	847
Accrued product warranties	368	391
Accrued product liability claim insurance deductibles	1,794	1,825
Accrued professional fees and legal related contingent liabilities	924	901
Short-term contract liabilities	1,053	853
Joint and several payroll liability	345	345
Uncertain tax positions	—	2,079
Sales tax payable	211	245
Other accrued expenses and current liabilities	723	879
Total accrued expenses and other current liabilities	$7,626	$8,928

During April 2023, the Company was relieved of the remainder of its joint and several payroll liability due to the lapse of the statute of limitations on the liability.

NOTE 6.     CREDIT AGREEMENT

On February 17, 2023, the Company entered into a Credit, Security and Guaranty Agreement (the “Credit Agreement”), by and among the Company (as borrower) and Apyx China Holding Corp., the Company’s wholly-owned subsidiary (as guarantor), and MidCap Funding IV Trust (as agent), and MidCap Financial Trust (as term loan servicer), and the lenders party thereto from time to time (collectively “MidCap”).

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The Credit Agreement provides for an up to $35 million facility, consisting of senior secured term loans and a secured revolving facility. The Credit Agreement provides for senior secured term loans of up to $25 million, comprised of (i) an initial tranche of $10 million, (ii) a second tranche of $5 million, and (iii) a third tranche of $10 million. The secured revolving facility provides for loans in an aggregate principal amount of up to $10 million, subject to a borrowing base equal to percentages of eligible accounts receivable and inventory determined in accordance with the Credit Agreement. The Credit Agreement matures on February 1, 2028.

Term Loans

The initial tranche of $10 million was fully funded on February 17, 2023 less transaction costs. Subject to certain terms and conditions of the Credit Agreement, the second tranche would be available between June 30, 2023 and December 31, 2023 and the third tranche would be available between January 1, 2024 and September 30, 2024, respectively. The Company’s ability to access these additional tranches is conditioned upon, among other things, the achievement of certain minimum revenue targets.

Each term loan bears interest at a floating rate reset monthly based on an adjusted one month SOFR plus 0.1%, subject to a floor of 2.5%, plus 7.35% calculated on a 360 day basis (12.1% at March 31, 2023). Interest is payable monthly in arrears on the first day of each month.

The first twenty-four (24) months of the term loans constitute an interest-only period (with a possible twelve (12) month extension). Subsequent to the interest-only period, the outstanding principal amount of the term loans is repayable in thirty-six (36) equal monthly payments (or twenty-four (24) with the extension). All remaining outstanding principal, together with all accrued and unpaid interest, is due at maturity on February 1, 2028. The term loans may be voluntarily prepaid in full, or in part, at any time, subject to terms and conditions set forth in the Credit Agreement. Additionally, the term loans are subject to mandatory prepayment fees, pursuant to the terms of the Credit Agreement. Prepayments of the term loans are subject to fees of 3%, 2%, and 1% of the prepayment amounts made during the first year, second year, and thereafter, respectively. At the time of the final payment of the term loans, the Company is also obligated to pay an exit fee of 4% of the total amount funded thereunder. The exit fee is being accreted over the life of the Credit Agreement utilizing the effective interest method.

As the Credit Agreement contains a subjective acceleration clause and the Company has experienced recurring losses, outstanding borrowings have been presented as a current liability in the accompanying condensed consolidated balance sheet at March 31, 2023.

Revolving Facility

The Company may borrow, repay and reborrow under the revolving facility until February 1, 2028, at which time the facility will terminate and all outstanding amounts thereunder, including all accrued and unpaid interest, must be repaid. Borrowings are limited to the lesser of the Company’s borrowing base and the revolving commitment of $10,000,000.

In connection with the revolving facility, the Company is required to maintain a lockbox account for the benefit of MidCap. Funds deposited into the lockbox account will be swept daily to MidCap and applied to outstanding borrowings under the revolving agreement 5 days after the receipt of the funds by MidCap. Any balances in excess of the revolving borrowings will be promptly returned to the Company.

Loans made under the revolving facility bear interest at a floating rate based on an adjusted one month SOFR plus 0.1%, subject to a floor of 2.5%, plus 4.00% calculated on a 360 day basis (8.8% at March 31, 2023). The Company is obligated to pay a fee equal to 0.5% per annum on the outstanding balance of the revolving loans and the average unused portion of the available revolving commitments, respectively. Additionally, if the revolving facility is terminated or reduced before maturity, the Company is subject to a deferred origination fee. Terminations and reductions of the commitments are subject to fees of 3%, 2%, and 1% of the terminated or reduced commitments during the first year, second year, and thereafter, respectively. The Company is also required to maintain a minimum balance of 30% of the lesser of the borrowing base or $10 million under the revolving facility. If the average outstanding balance for a month is less than the minimum balance, the Company will pay a minimum balance fee for the difference between the minimum balance and the average outstanding balance for the month at the highest rate for the revolving loans during the month. For such loans, interest and fees are payable monthly on the first day of each month.

As of March 31, 2023, the Company has drawn no amounts on the revolving facility. As of March 31, 2023, the Company had approximately $5,700,000 available to be drawn on the revolving facility. As the Credit Agreement contains a subjective acceleration clause and the Company is required to maintain a lockbox, any amounts drawn on the revolving facility will be presented as a current liability in the consolidated financial statements.

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Collateral

The obligations of the Company under the Credit Agreement are secured by first priority liens on substantially all of its assets.

Covenants

The Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and its subsidiaries, among other things, to incur debt, grant liens, make distributions, enter certain restrictive agreements, pay or modify subordinated debt, dispose of assets, make investments and acquisitions, enter into certain transactions with affiliates, and undergo certain fundamental changes, in each case, subject to limitations and exceptions.

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

As of March 31, 2023, the Company was in compliance with the financial covenants contained within the Credit Agreement.

Events of Default

The Credit Agreement also contains customary Events of Default that include, among other things, certain payment defaults, cross defaults to certain other contracts and indebtedness, covenant defaults, inaccuracy of representations and warranties, bankruptcy and insolvency defaults, judgment defaults, change of control defaults, defaults related to the failure to remain registered with the Securities and Exchange Commission and listed for trading on the Nasdaq Stock Market, and any material adverse change.

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

The Company bifurcated a derivative liability related to the potential acceleration triggered upon an event of default (contingent put option) and the supplemental interest upon an event of default features of the Credit Agreement. The bifurcated derivative is de minimis to the Company's unaudited condensed consolidated financial statements.

Issuance of Warrants

In connection with the Company’s obligations under the Credit Agreement, the Company issued to a statutory trust of MidCap Financial warrants to purchase up to 250,000 shares of its common stock, par value $0.001, with an exercise price of $3.40 per share.

The warrants have a 10 year term and can be exercised by issuing payment to the Company for the number of warrants exercised or exercised net by surrendering warrants with an intrinsic value equal to the cumulative exercise price of the warrants being exercised.

The Company determined that these warrants meet the criteria for equity classification and included the proceeds allocated to the warrants, on a relative fair value basis, as a debt discount and additional paid-in capital in the accompanying condensed consolidated financial statements.

Debt Issuance Costs

In connection with entering into the Credit Agreement, the Company incurred debt issuance costs of approximately $1.8 million, comprised primarily of commissions paid to the financial advisor. These costs were allocated to the issued and unissued term loans and the revolving facility. The costs allocated to the issued term loan will be amortized using the effective interest method over the life of the loan. The costs allocated to the unissued term loans have been deferred and will be amortized over the life of the term loans starting at the issuance date. If these loans are not issued, the Company will recognize

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

the deferred costs at the point that the Company's rights to borrow on the term loans expires. The costs allocated to the revolving facility will be recognized on a straight-line basis over the term of the Credit Agreement.

The costs allocated to the issued term loan have been presented as a reduction of the term loan in the accompanying unaudited condensed consolidated balance sheet. The costs allocated to the unissued term loans and the revolving facility have been presented in prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheet.

Included in interest expense for the three months ended March 31, 2023 are $17,000 and $37,000, respectively, of amortization of the debt issuance costs and amortization of the debt discounts including accretion of the exit fee on the term loan. Included in interest expense for the three months ended March 31, 2023 are $12,000 and $1,000, respectively, of amortization of the debt issuance costs and amortization of the debt discount on the revolving facility.

The Company’s term loan, net consists of the following at March 31, 2023:

(In thousands)	March 31, 2023
Term loan	$10,000
Unamortized debt issuance costs	(485)
Unamortized debt discount, including accretion of exit fee	(737)
Term loan, net	$8,778

As of March 31, 2023, principal repayments on the term loan are as follows:

(In thousands)
2023	$—
2024	—
2025	2,778
2026	3,333
2027	3,333
Thereafter	556
Total repayments	$10,000

NOTE 7.     INTEREST IN JOINT VENTURE INVESTMENT

In 2019, the Company executed a joint venture agreement with its Chinese supplier (“China JV”) whereby the Company has a 51% interest. The China JV has been consolidated in these condensed consolidated financial statements. The agreement required the Company to make capital contributions into the newly formed entity of approximately $357,000, of which approximately $203,000 and $154,000, respectively, were contributed during the years ended December 31, 2021 and 2020. As of the date of these condensed consolidated financial statements, the joint venture has not commenced principal operations.

Changes in the Company’s ownership investment in the China JV were as follows:

	Three Months Ended March 31,
(In thousands)	2023	2022
Beginning interest in China JV	$219	$317
Net loss attributable to Apyx	(51)	(23)
Ending interest in China JV	$168	$294

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

	Three Months Ended March 31,
(in thousands, except per share data)	2023	2022
Numerator:
Net loss attributable to stockholders	$(3,483)	$(5,945)

Denominator:
Weighted average shares outstanding - basic and diluted	34,598	34,429

Loss per share:
Basic and diluted	$(0.10)	$(0.17)

Anti-dilutive instruments excluded from diluted loss per common share:
Options	7,783	6,796
Warrants	250	—

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 9.     STOCK-BASED COMPENSATION

Under the Company's stock option plans, the Board of Directors may grant restricted stock and options to purchase common shares to the Company's employees, officers, directors and consultants. The Company accounts for stock options in accordance with FASB ASC Topic 718, Compensation - Stock Compensation, with stock-based compensation expense recognized over the vesting period based on the grant date fair value utilizing the Black Scholes model, which includes a number of estimates that affect the grant date fair value and the amount of expense to recognize.

The Company recognized approximately $1,367,000 in stock-based compensation expense for the three months ended March 31, 2023, as compared with $1,650,000 for the three months ended March 31, 2022.

Stock option activity is summarized as follows:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2022	6,520,444	$7.12
Granted	1,408,865	2.50
Exercised	—	—
Canceled and forfeited	(146,164)	8.08
Outstanding at March 31, 2023	7,783,145	$6.27

The Company allows stock option holders to exercise stock-based awards by surrendering stock-based awards with an intrinsic value equal to the cumulative exercise price of the stock-based awards being exercised, referred to as net settlements. These surrenders are included in stock options exercised in the options rollforward above. For the three months ended March 31, 2022, we received 22,654 options as payment in the exercise of 19,013 options. There were no such exercises for the three months ended March 31, 2023.

Common shares required to be issued upon the exercise of stock options would be issued from authorized and unissued shares. The Company calculated the grant date fair value of options granted in 2023 (“2023 Grants”) utilizing a Black Scholes model.

2023 Grants
Strike price	$2.50
Risk-free rate	3.6%
Expected dividend yield	—
Expected volatility	85.8%
Expected term (in years)	6

NOTE 10.     INCOME TAXES

Income tax (benefit) expense was approximately $(2,267,000) and $70,000 with effective tax rates of 39.1% and (1.2)% for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023, the effective rate differs from the statutory rate primarily due to the reversal of the Company’s liability for uncertain tax positions, including accrued interest and penalties of approximately $2.1 million which were sustained upon the completion in January 2023 of the IRS examination of our 2018 through 2020 income tax returns, partially offset by a valuation allowance on the net operating loss (“NOL”) and net deferred tax assets generated during the period. For the three months ended March 31, 2022, the effective rate differs from the statutory rate primarily due to the full valuation allowance recorded on the NOL generated during the period, combined with interest and penalties on uncertain tax positions.

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

During December 2021, the Company provided notice of contract termination to an international distributor of the Company. In March 2022, the Company received a letter from the former distributor citing improper contract termination and alleging damages. While the matter is still in the early stages, management has determined that a loss is probable and that a range of estimated losses is approximately $250,000 to $1,000,000. The Company recorded an estimated loss of $250,000 related to the matter during 2022. It is at least possible that a change in the actual amount of loss will occur in the near term, though management expects the actual amount of loss will be within the estimated range of losses.

As previously disclosed with the U.S. Securities and Exchange Commission on the Company’s Current Report on Form 8-K filed June 7, 2022, on June 6, 2022, a complaint (the “Hattaway Complaint”) was filed in the United States District Court for the Middle District of Florida by plaintiff William E. Hattaway, individually and on behalf of all others similarly situated against the Company, Charles D. Goodwin (“Goodwin”), the Company’s President and Chief Executive Officer and a member of the Company’s Board of Directors, and Tara Semb (“Semb”), the Company’s Chief Financial Officer, Treasurer and Secretary, alleging violations by the Company, Goodwin and Semb of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, primarily related to certain public statements and disclosures concerning the off-label usage of certain of the Company’s Advanced Energy products and the impact such usage would have on the Company’s business, operations and prospects. The Hattaway Complaint seeks an unspecified amount of damages.

Although the ultimate outcome of this matter cannot be determined with certainty, the Company believes that the allegations stated in the Hattaway Complaint are without merit. The Company, Goodwin and Semb intend to defend themselves vigorously in the suit. In the opinion of management, such claims are adequately covered by insurance, however, in the event that damages exceed the aggregate coverage limits of our policy or if our insurance carriers disclaim coverage, we believe it is possible that costs associated with this claim could have a material adverse impact on our consolidated results of operations, financial position or cash flows. While the matter is still in the early stages, management has determined that a loss is probable and that a range of estimated losses is approximately $475,000 to $2,500,000. The Company recorded an estimated loss of $475,000 related to the matter during 2022. It is at least possible that a change in the actual amount of loss will occur in the near term, though management expects the actual amount of loss will be within the estimated range of losses.

During 2022, the Company was notified of certain procedures alleged to have been performed by the same physician and which are currently the subject of two related products liability cases within the courts. Subsequent to year end, the Company was notified by its insurance carriers that all or most of the ten individual plaintiff’s allegations could be subject to separate

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

deductibles notwithstanding the commonality of each underlying occurrence. The Company has determined that a loss is probable and that a range of estimated losses is approximately $1,450,000 to $2,400,000. The Company recorded an estimated loss of $1,450,000 related to the matters during 2022. It is at least possible that a change in the actual amount of loss will occur in the near term, though management expects the actual amount of loss will be within the estimated range of losses.

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

Purchase Commitments

At March 31, 2023, the Company had purchase commitments totaling approximately $4.0 million, substantially all of which is expected to be purchased within the next twelve months.

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

The partner in the Company's China JV is also a supplier to the Company. For the three months ended March 31, 2023 and 2022, the Company made purchases from this supplier of approximately $44,000 and $124,000, respectively. At March 31, 2023 and December 31, 2022, respectively, the Company had net payables to and receivables from this supplier approximately $2,000 and $8,000, respectively.

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

Summarized financial information with respect to reportable segments is as follows:

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	Three Months Ended March 31, 2023
(In thousands)	Advanced Energy	OEM	Corporate & Other	Total
Sales	$9,690	$2,452	$—	$12,142

Income (loss) from operations	(1,326)	851	(5,136)	(5,611)

Interest income	—	—	51	51
Interest expense	—	—	(234)	(234)
Other loss, net	—	—	(5)	(5)
Income tax benefit	—	—	(2,267)	(2,267)

	Three Months Ended March 31, 2022
(In thousands)	Advanced Energy	OEM	Corporate & Other	Total
Sales	$10,814	$1,679	$—	$12,493

Income (loss) from operations	(1,339)	317	(4,849)	(5,871)

Interest income	—	—	2	2
Interest expense	—	—	(8)	(8)
Other loss, net	—	—	(21)	(21)
Income tax expense	—	—	70	70

International sales represented approximately 26.9% of total revenues for the three months ended March 31, 2023, as compared with approximately 39.6% of total revenues for the three months ended March 31, 2022.

Revenue by geographic region, based on the customer's “ship to” location on the invoice, are as follows:

	Three Months Ended March 31,
(In thousands)	2023	2022
Sales by Domestic and International
Domestic	$8,871	$7,548
International	3,271	4,945
Total	$12,142	$12,493

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

On March 14, 2022, the U.S. Food and Drug Administration (“FDA”) posted a Medical Device Safety Communication (“Safety Communication”). The FDA warned against the use of Renuvion/J-Plasma for procedures intended to improve the appearance of the skin through dermal resurfacing (a procedure on the skin to treat wrinkles) or skin contraction (a procedure under the skin that can be performed either alone or in combination with liposuction to achieve skin effects, such as “tightening”). At that time, the Renuvion/J-Plasma device system was FDA cleared for general use of cutting, coagulation, and ablation of soft tissue during open and laparoscopic surgical procedures. The use of the device had not been determined to be safe or effective for any aesthetic skin procedures (procedures intended to improve the appearance of the skin). Following the Safety Communication, we experienced slowed demand for the adoption of its Helium Plasma Technology.

On May 26, 2022, we announced that we received 510(k) clearance from the FDA for the use of the Renuvion® Dermal Handpiece for certain dermal resurfacing procedures, specifically, for the treatment of moderate to severe wrinkles and rhytides, limited to patients with Fitzpatrick Skin Types I, II or III.

On June 2, 2022, the FDA updated the Safety Communication to inform consumers and healthcare providers about the new 510(k) clearance for the Renuvion® device system for certain dermal resurfacing procedures.

On July 18, 2022, we announced that we received 510(k) clearance from the FDA for the use of the Renuvion® APR Handpiece for use in subcutaneous dermatological and aesthetic procedures to improve the appearance of lax (loose) skin in the neck and submental (under the chin) region.

On July 21, 2022, the FDA updated the Safety Communication to inform consumers and healthcare providers about the clearance for the Renuvion® APR handpieces for use under the skin in certain procedures intended to improve the appearance of loose skin.

On February 27, 2023, we announced that we received 510(k) clearance from the FDA for the use of the Renuvion® APR Handpiece for the delivery of radiofrequency energy and/or helium plasma where coagulation/contraction of soft tissue is needed. Soft tissue includes subcutaneous tissue.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

On April 28, 2023, we announced that we received 510(k) clearance from the FDA for the use of the Renuvion® APR Handpiece for coagulation of subcutaneous soft tissues following liposuction for aesthetic body contouring.

On May 10, 2023, the FDA updated the Safety Communication to inform consumers and healthcare providers about the clearance for the Renuvion® APR handpiece for use under the skin in certain procedures intended to improve the appearance of the skin, including for coagulation of subcutaneous soft tissues following liposuction for aesthetic body contouring.

We believe that the May 10, 2023 FDA update to the Safety Communication addresses the issues set forth in the original Safety Communication from March 14, 2022. While no assurances can be provided, we believe that receiving these additional clearances and the corresponding updates to the Safety Communication since March 14, 2022 should mitigate the financial effects of the Safety Communication in future periods.

While sales were continuing to grow into the first quarter of 2022 prior to the FDA Safety Communication, over the last few years, exclusive of our sale of the Core business segment to Symmetry Surgical during 2018, we have incurred recurring net losses and cash outflows from operations and we anticipate that losses will continue in the near term. During the year ended December 31, 2022, the we incurred an operating loss of $23.6 million and used $20.3 million of cash in operations. During the three months ended March 31, 2023, the we incurred an operating loss of $5.6 million and used $1.9 million of cash in operations. As of March 31, 2023, the we had cash and cash equivalents of $16.3 million, of which we must maintain $10.0 million under our Credit Agreement. These conditions raise substantial doubt about our ability to continue as a going concern for a period of at least one year from the date of issuance of these unaudited condensed consolidated financial statements.

In an effort to alleviate these conditions, we pursued various funding solutions in order to improve liquidity.

On November 22, 2022, the we filed a shelf registration statement providing us the ability to register securities in the aggregate amount up to $100 million. The shelf registration included an embedded ATM facility for up to $40 million. To date, we have not utilized this facility.

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

For a more in depth description of the terms of the Credit Agreement, see Note 6 of Notes to Condensed Consolidated Financial Statements in Item 1 of this report on Form 10-Q.

On February 27, 2023, our Board of Directors approved a plan to sell and leaseback the our real property located in Clearwater, FL. On March 14, 2023, we entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with VK Acquisitions VI, LLC (the “Purchaser”), for the sale of our facility located at 5115 Ulmerton Road, Clearwater, Florida, as more fully described in the Purchase Agreement (collectively, the “Property”) for a purchase price of $7,650,000. The Purchase Agreement is subject to the satisfactory completion of due diligence by the Purchaser. On May 8, 2023, we closed on the Purchase Agreement and concurrently executed a 10-year agreement to leaseback the underlying Property from the Purchaser.

For a more in depth description of the terms of the Purchase Agreement, see Note 4 of Notes to Condensed Consolidated Financial Statements in Item 1 of this report on Form 10-Q.

During January 2023, we were notified that the IRS examination process of our 2018, 2019 and 2020 tax returns was complete and that the our tax refunds were approved for approximately $0.2 million more than the amount recorded in the Company’s Consolidated Balance Sheet at December 31, 2022. As of the date of this report, we are awaiting receipt of the tax refunds.

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

We believe that the actions already taken, and additional actions that we intend to take to manage operating expenditures, will enable us to meet our obligations and our debt covenants for a period of at least one year from the date of issuance of our audited consolidated financial statements. As a result, we believe our plans alleviate substantial doubt about our ability to continue as a going concern. Our audited financial statements do not include any adjustments relating to the carrying amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

We continue to drive sales in our Advanced Energy business by increasing the adoption and utilization of our handpieces by surgeons in the U.S. and fulfilling demand from distributors in our international markets. Management estimates that our products have been sold in more than 60 countries. As of March 31, 2023, we had a direct sales force of 35 field-based selling professionals and utilized 3 independent sales agencies. We also had 4 sales managers. This selling organization is focused on the use of Renuvion® in the cosmetic surgery market, supported by our global medical affairs team. This global team of clinical support specialists focuses on supporting our users to ensure optimal outcomes for their patients. In addition, we have invested in training programs and marketing-related activities to support accelerated adoption of Renuvion® into physicians’ practices.

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

Results of Operations

Sales

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

	Three Months Ended March 31,
(In thousands)	2023	2022	Change
Sales by Reportable Segment
Advanced Energy	$9,690	$10,814	(10.4)%
OEM	2,452	1,679	46.0%
Total	$12,142	$12,493	(2.8)%

Sales by Domestic and International
Domestic	$8,871	$7,548	17.5%
International	3,271	4,945	(33.9)%
Total	$12,142	$12,493	(2.8)%

Total revenue decreased by 2.8%, or approximately $0.4 million, for the three months ended March 31, 2023 when compared with the three months ended March 31, 2022. Advanced Energy segment sales decreased 10.4%, or approximately $1.1 million, for the three months ended March 31, 2023 when compared with the three months ended March 31, 2022. The Advanced Energy sales decrease was driven by decreases in adoption of our generator technology in international markets and in global utilization based demand for our handpieces following the FDA Safety Communication on March 14, 2022. These decreases were partially offset by domestic customers, who upgraded their generator to our new Apyx One Console, which we launched in January 2023.

OEM segment sales increased 46.0%, or approximately $0.8 million, for the three months ended March 31, 2023 when compared with the three months ended March 31, 2022. The increase in OEM sales was due to increases in sales volume to existing customers as well as incremental new sales upon the commencement of the supply arrangement related to the completion of the development portion of some of our OEM development agreements.

International sales represented approximately 26.9% of total revenues for the three months ended March 31, 2023, as compared with 39.6% of total revenues for the same prior year period. Management estimates our products have been sold in more than 60 countries through local dealers coordinated by sales and marketing personnel through our facilities in Clearwater, Florida and Sofia, Bulgaria.

Gross Profit

	Three Months Ended March 31,
(In thousands)	2023	2022	Change
Cost of sales	$4,569	$4,274	6.9%
Percentage of sales	37.6%	34.2%

Gross profit	$7,573	$8,219	(7.9)%
Percentage of sales	62.4%	65.8%
Gross profit for the three months ended March 31, 2023, decreased 7.9% to $7.6 million, compared to $8.2 million for the same period in the prior year. Gross margin for the three months ended March 31, 2023, was 62.4%, compared to 65.8% for the same period in 2021.

The decrease in gross profit margins for the three months ended March 31, 2023 from the prior year period is primarily attributable to changes in the sales mix between our two segments, with our OEM segment comprising a higher percentage of total sales and product mix within our Advanced Energy segment. These decreases were partially offset by geographic mix within our Advanced Energy segment, with domestic sales comprising a higher percentage of total sales.

Other Costs and Expenses

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Research and development

	Three Months Ended March 31,
(In thousands)	2023	2022	Change
Research and development expense	$1,121	$1,158	(3.2)%
Percentage of sales	9.2%	9.3%

Research and development expenses decreased 3.2% for the three months ended March 31, 2023, primarily due to lower spending on our two investigational device exemption (IDE) clinical studies and other product development initiatives ($0.1 million). This decrease was partially offset by increased labor and benefit costs from the same period in the prior year ($0.1 million).

Professional services

	Three Months Ended March 31,
(In thousands)	2023	2022	Change
Professional services expense	$1,740	$2,286	(23.9)%
Percentage of sales	14.3%	18.3%

Professional services expense decreased 23.9% for the three months ended March 31, 2023 as compared to the same period in the prior year, primarily attributable to decreases in legal expenses ($0.3 million), physician consulting fees ($0.2 million) and accounting and audit fees ($0.1 million).

Salaries and related costs

	Three Months Ended March 31,
(In thousands)	2023	2022	Change
Salaries and related expenses	$5,068	$5,181	(2.2)%
Percentage of sales	41.7%	41.5%

During the three months ended March 31, 2023, salaries and related expenses decreased 2.2%, primarily driven by lower stock based compensation expense ($0.2 million). This increase was partially offset by higher compensation and benefits ($0.1 million) as compared to the same period in the prior year.

Selling, general and administrative expenses

	Three Months Ended March 31,
(In thousands)	2023	2022	Change
SG&A expense	$5,255	$5,465	(3.8)%
Percentage of sales	43.3%	43.7%

During the three months ended March 31, 2023, selling, general and administrative expense decreased 3.8%, primarily driven by decreased advertising expense, including trade show fees and related costs ($0.5 million), lower bad debt expenses ($0.3 million) and employee training and other meeting expenses ($0.2 million). These decreases were partially offset by increases in travel and entertainment expense ($0.5 million) and insurance expense ($0.3 million).

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Interest Income (Expense)

	Three Months Ended March 31,
(In thousands)	2023	2022
Interest income	$51	$2
Percentage of sales	0.4%	—%
Interest expense	(234)	(8)
Percentage of sales	(1.9)%	(0.1)%

Interest income increased approximately $0.1 million for the three months ended March 31, 2023, compared with same period in the prior year. This increase is due to higher yields on our investments in money market funds and U.S. Treasury securities included in cash, cash equivalents and restricted cash, partially offset by a lower average balance.

Interest expense increased approximately $0.2 million for the three months ended March 31, 2023, compared with same period in the prior year. This increase is due to cash and noncash interest expense on the Credit Agreement executed on February 17, 2023.

Income Taxes

	Three Months Ended March 31,
(In thousands)	2023	2022
Income tax (benefit) expense	$(2,267)	$70
Effective tax rate	39.1%	(1.2)%

Our income tax (benefit) expense was approximately $(2,267,000) and $70,000 with effective tax rates of 39.1% and (1.2)% for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023, the effective rate differs from the statutory rate primarily due to the reversal of our liability for uncertain tax positions, including accrued interest and penalties, of approximately $2.1 million which were sustained upon the completion in January 2023 of the IRS examination of our 2018 through 2020 income tax returns, partially offset by a valuation allowance on our NOL and net deferred tax assets generated during the period. For the three months ended March 31, 2022, the effective rate differs from the statutory rate primarily due to the full valuation allowance recorded on the NOL generated during the period, combined with interest and penalties on uncertain tax positions.

Liquidity and Capital Resources

At March 31, 2023, we had approximately $16.3 million in cash, cash equivalents and restricted cash as compared to approximately $10.2 million in cash and cash equivalents at December 31, 2022. Our working capital at March 31, 2023 was approximately $34.2 million compared with $31.1 million at December 31, 2022. The increase in working capital at March 31, 2023 was primarily due to the reclassification of assets held for sale from long term assets to current assets in March 2023 and the reversal of our liability for uncertain tax positions upon the completion in January 2023 of the IRS examination of our 2018, 2019 and 2020 income tax returns. This increase was partially offset by the net loss incurred by the Company in the first quarter of 2023, excluding non-cash activity, comprised primarily of stock-based compensation.

For the three months ended March 31, 2023, net cash used in operating activities was approximately $1.9 million, which principally funded our loss from operations of $5.6 million, compared with net cash used in operating activities of approximately $4.5 million in 2022. As discussed in the Executive Level Overview, our operating loss, cash used in operations and current cash and cash equivalents balance of $16.3 million, of which we must maintain $10.0 million under our Credit Agreement, raise substantial doubt about our ability to continue as a going concern for a period of at least one year from the date of issuance of our unaudited condensed consolidated financial statements.

In an effort to alleviate these conditions, we pursued various funding solutions in order to improve liquidity.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

On November 22, 2022, the we filed a shelf registration statement providing us the ability to register securities in the aggregate amount up to $100 million. The shelf registration included an embedded ATM facility for up to $40 million. To date, we have not utilized this facility.

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

For a more in depth description of the terms of the Credit Agreement, see Note 6 of Notes to Condensed Consolidated Financial Statements in Item 1 of this report on Form 10-Q.

On February 27, 2023, our Board of Directors approved a plan to sell and leaseback the our real property located in Clearwater, FL. On March 14, 2023, we entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with VK Acquisitions VI, LLC (the “Purchaser”), for the sale of our facility located at 5115 Ulmerton Road, Clearwater, Florida, as more fully described in the Purchase Agreement (collectively, the “Property”) for a purchase price of $7,650,000. On May 8, 2023, we closed on the Purchase Agreement and concurrently executed a 10-year agreement to leaseback the underlying Property from the Purchaser.

For a more in depth description of the terms of the Purchase Agreement, see Note 4 of Notes to Condensed Consolidated Financial Statements in Item 1 of this report on Form 10-Q.

During January 2023, we were notified that the IRS examination process of our 2018, 2019 and 2020 tax returns was complete and that the Company's tax refunds were approved for approximately $0.2 million more than the amount recorded in the Company's Consolidated Balance Sheet at December 31, 2022. As of the date of this report, we are awaiting receipt of the tax refunds.

We also continue to re-assess our operating expenditures and cost structure to be commensurate with our expected levels of revenue and we have the ability to reduce or delay expenditures to enhance and preserve liquidity. We have already reduced some operating expenditures, including a reduction-in-force on January 9, 2023, that reduced our U.S. headcount by 14%.

We believe that the actions already taken, and additional actions that we intend to take to manage operating expenditures, will enable us to meet our obligations and our debt covenants for a period of at least one year from the date of issuance of our audited consolidated financial statements. As a result, we believe our plans alleviate substantial doubt about our ability to continue as a going concern. Our audited financial statements do not include any adjustments relating to the carrying amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Net cash used in investing activities for the three months ended March 31, 2023 and 2022, were $0.1 million and $0.3 million, respectively, related to purchases of property and equipment.

Net cash provided by financing activities for the three months ended March 31, 2023 was $8.1 million related to proceeds received upon the execution of the Credit Agreement ($9.9 million) less debt issuance costs incurred in the transaction ($1.8 million).

At March 31, 2023, our borrowing availability under the revolving facility was approximately $5.7 million.

At March 31, 2023, we had purchase commitments for inventories totaling approximately $4.0 million, substantially all of which is expected to be purchased by the end of 2023.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Critical Accounting Estimates

In preparing the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), we have adopted various accounting policies. Our most significant accounting policies are disclosed in Note 2 to the consolidated financial statements included in our 2022 Form 10-K, filed with the SEC on March 16, 2023.

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

Accounts Receivable Allowance

We maintain a reserve for uncollectible accounts receivable. When evaluating the adequacy of the allowance for doubtful accounts, we analyze historical bad debt experience, the composition of outstanding receivables by customer class, and the age of outstanding balances, and we make estimates in connection with establishing the allowance for doubtful accounts, including the expected impacts of changes in the operating environment and other trends. Changes in estimates are reflected in the period they are made. If the financial condition of our customers deteriorates, resulting in an inability to make payments, additional allowances may be required.

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

As a result of historical losses and our expectation to continue to generate losses in the near future, we recorded a valuation allowance on our net deferred tax assets. Exclusive of the carryback provisions of the CARES Act and the associated income tax benefit recognized in 2020, we do not anticipate recording an income tax benefit related to our deferred tax assets. We will reassess the realization of deferred tax assets each reporting period and will be able to reduce the valuation allowance to the extent our results of operations improve, and it becomes more likely than not that the deferred tax assets will be realized. As Management has not fully determined the timing of when it will generate taxable income in the U.S., we continued to record a valuation allowance on the net deferred tax assets balance as of March 31, 2023.

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

Recent Accounting Pronouncements

See Note 2 of the Notes to Condensed Consolidated Financial Statements.

APYX MEDICAL CORPORATION
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

APYX MEDICAL CORPORATION
ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has established and maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2023, the Company's disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

In February 2023, we entered into a Credit, Security and Guaranty Agreement ("Credit Agreement"). We are in the process of developing new control activities around the accounting for the Credit Agreement, including the review and compliance with debt covenants. There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by the Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

APYX MEDICAL CORPORATION
PART II.     Other Information

ITEM 1. Legal Proceedings

See Note 11 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

APYX MEDICAL CORPORATION
ITEM 1A. Risk factors

There have been no material changes to the risk factors described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

APYX MEDICAL CORPORATION
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not Applicable.

ITEM 5. Other Information

On May 8, 2023, Apyx Medical Corporation (the “Company”) closed the previously announced sale and leaseback of its facility located at 5115 Ulmerton Road, Clearwater, Florida, with VK Acquisitions VI, LLC for a purchase price of $7,650,000. Following the closing, the Company received net cash proceeds of approximately $6,600,000 after withholding the security deposit equal to one years rent, taxes, first months rent, expenses and fees.

APYX MEDICAL CORPORATION
ITEM 6. Exhibits

3.1	Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s report on Form 10-K/A filed on March 31, 2011)
3.2	By laws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant’s report on Form 10-K/A filed on March 31, 2011)
3.3	Certificate of Amendment of the Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.5 to the Registrant’s Quarterly Report on Form 10-Q filed on November 3, 2017)
3.4	Certificate of Elimination (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 3, 2018)
3.5	Certificate of Amendment of the Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 28, 2018)
31.1*	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2*	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Label Presentation Document

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

Apyx Medical Corporation

Date: May 11, 2023	By:	/s/ Charles D. Goodwin II
Charles D. Goodwin II
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 11, 2023	By:	/s/ Tara Semb
Tara Semb
Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer)