Form 10-Q
period 2023-06-30
Apyx Medical Corp
filed 2023-08-11
CIK 719135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
	Commission File Number:	0-12183

APYX MEDICAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	11-2644611
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

As of August 9, 2023, 34,643,855 shares of the registrant’s $0.001 par value common stock were outstanding.

APYX MEDICAL CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended June 30, 2023

PART I.     Financial Information

ITEM 1. Condensed Consolidated Financial Statements

APYX MEDICAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2023 (Unaudited)	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$18,479	$10,192
Trade accounts receivable, net of allowance of $555 and $668	12,072	10,602
Income tax receivables	7,752	7,545
Other receivables	315	99
Inventories, net of provision for obsolescence of $579 and $457	11,167	11,797
Prepaid expenses and other current assets	3,100	2,737
Total current assets	52,885	42,972
Property and equipment, net	2,118	6,761
Operating lease right-of-use assets	5,421	710
Finance lease right-of-use assets	97	115
Other assets	1,908	1,217
Total assets	$62,429	$51,775

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,658	$2,669
Accrued expenses and other current liabilities	7,114	8,928
Current portion of operating lease liabilities	337	216
Current portion of finance lease liabilities	28	37
Term loan, net	8,892	—
Total current liabilities	19,029	11,850
Long-term operating lease liabilities	5,093	470
Long-term finance lease liabilities	63	73
Long-term contract liabilities	1,326	1,408
Other liabilities	185	181
Total liabilities	25,696	13,982
EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized; 34,628,517 issued and outstanding as of June 30, 2023, and 34,597,822 issued and outstanding as of December 31, 2022	35	35
Additional paid-in capital	76,773	73,282
Accumulated deficit	(40,212)	(35,735)
Total stockholders’ equity	36,596	37,582
Non-controlling interest	137	211
Total equity	36,733	37,793
Total liabilities and equity	$62,429	$51,775
The accompanying notes are an integral part of the condensed consolidated financial statements.

APYX MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Sales	$13,569	$10,292	$25,711	$22,785
Cost of sales	4,290	3,378	8,859	7,652
Gross profit	9,279	6,914	16,852	15,133
Other costs and expenses:
Research and development	1,199	1,070	2,320	2,228
Professional services	1,594	2,389	3,334	4,675
Salaries and related costs	5,035	4,892	10,103	10,073
Selling, general and administrative	5,378	4,539	10,633	10,004
Total other costs and expenses	13,206	12,890	26,390	26,980
Gain on sale-leaseback	2,692	—	2,692	—
Loss from operations	(1,235)	(5,976)	(6,846)	(11,847)
Interest income	179	18	230	20
Interest expense	(543)	(3)	(777)	(11)
Other income, net	646	607	641	586
Total other income, net	282	622	94	595
Loss before income taxes	(953)	(5,354)	(6,752)	(11,252)
Income tax expense (benefit)	66	96	(2,201)	166
Net loss	(1,019)	(5,450)	(4,551)	(11,418)
Net loss attributable to non-controlling interest	(25)	(24)	(74)	(47)
Net loss attributable to stockholders	$(994)	$(5,426)	$(4,477)	$(11,371)

Loss per share:
Basic and diluted	$(0.03)	$(0.16)	$(0.13)	$(0.33)

The accompanying notes are an integral part of the condensed consolidated financial statements.

APYX MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(In thousands)

Three Months Ended June 30, 2023 and 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Total Equity
	Shares	Par Value
Balance at March 31, 2022	34,453	$34	$68,023	$(18,496)	$282	$49,843
Shares issued on stock options exercises for cash	20	—	56	—	—	56
Stock based compensation	—	—	1,714	—	—	1,714
Shares issued on net settlement of stock options	20	—	—	—	—	—
Net loss	—	—	—	(5,426)	(24)	(5,450)
Balance at June 30, 2022	34,493	$34	$69,793	$(23,922)	$258	$46,163

Balance at March 31, 2023	34,598	$35	$75,235	$(39,218)	$162	$36,214
Shares issued on stock options exercises for cash	25	—	56	—	—	56
Stock based compensation	—	—	1,482	—	—	1,482
Shares issued on net settlement of stock options	6	—	—	—	—	—
Net loss	—	—	—	(994)	(25)	(1,019)
Balance at June 30, 2023	34,629	$35	$76,773	$(40,212)	$137	$36,733

Six Months Ended June 30, 2023 and 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Total
	Shares	Par Value
Balance at December 31, 2021	34,410	$34	$66,221	$(12,551)	$305	$54,009
Shares issued on stock options exercises for cash	44	—	208	—	—	208
Stock based compensation	—	—	3,364	—	—	3,364
Shares issued on net settlement of stock options	39	—	—	—	—	—
Net loss	—	—	—	(11,371)	(47)	(11,418)
Balance at June 30, 2022	34,493	$34	$69,793	$(23,922)	$258	$46,163

Balance at December 31, 2022	34,598	$35	$73,282	$(35,735)	$211	$37,793
Shares issued on stock options exercises for cash	25	—	56	—	—	56
Stock based compensation	—	—	2,849	—	—	2,849
Shares issued on net settlement of stock options	6	—	—	—	—	—
Proceeds received from issuance of warrants	—	—	586	—	—	586
Net loss	—	—	—	(4,477)	(74)	(4,551)
Balance at June 30, 2023	34,629	$35	$76,773	$(40,212)	$137	$36,733

The accompanying notes are an integral part of the condensed consolidated financial statements.

APYX MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(4,551)	$(11,418)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	354	472
Provision for inventory obsolescence	178	139
(Gain) loss on disposal of property and equipment	(2,692)	47
Stock based compensation	2,849	3,364
Provision for allowance for doubtful accounts	55	284
Non-cash interest expense	209	—
Non-cash lease expense	22	—
Changes in operating assets and liabilities:
Trade receivables	(1,441)	2,236
Prepaid expenses and other assets	(57)	(549)
Income tax receivables	(207)	—
Inventories	534	(3,187)
Accounts payable	(26)	33
Accrued and other liabilities	(1,960)	(1,811)
Net cash used in operating activities	(6,733)	(10,390)
Cash flows from investing activities
Purchases of property and equipment	(266)	(680)
Proceeds from sale of property and equipment	7,267	—
Net cash provided by (used in) investing activities	7,001	(680)
Cash flows from financing activities
Proceeds from stock option exercises	56	208
Proceeds from term loan	9,289	—
Payment of debt issuance costs	(1,754)	—
Proceeds from issuance of warrants	586	—
Repayment of finance lease liabilities	(19)	(108)
Net cash provided by financing activities	8,158	100
Effect of exchange rates on cash	(139)	163
Net change in cash and cash equivalents	8,287	(10,807)
Cash and cash equivalents, beginning of period	10,192	30,870
Cash and cash equivalents, end of period	$18,479	$20,063

Cash paid for:
Interest	$431	$11
Income taxes	$227	$8

Non cash activities:
Right-of-use assets capitalized and operating lease liabilities recognized upon execution of lease	$4,917	$—
Right-of-use assets capitalized and operating lease liabilities recognized upon lease modification	$—	$600
Right-of-use assets capitalized and finance lease liabilities recognized upon execution of lease	$—	$103

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

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Management believes that the May 10, 2023 FDA update to the Safety Communication addresses the issues set forth in the original Safety Communication from March 14, 2022. While no assurances can be provided, management believes that receiving these additional clearances and the corresponding updates to the Safety Communication since March 14, 2022 should assist in mitigating the financial effects of the Safety Communication in future periods.

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

While sales were continuing to grow into the first quarter of 2022 prior to the FDA Safety Communication, over the last few years, exclusive of the Company’s sale of the Core business segment to Symmetry Surgical during 2018, the Company has incurred recurring net losses and cash outflows from operations and the Company anticipates that losses will continue in the near term. During the year ended December 31, 2022, the Company incurred an operating loss of $23.6 million and used $20.3 million of cash in operations. During the six months ended June 30, 2023, the Company incurred an operating loss of $6.8 million and used $6.7 million of cash in operations. As of June 30, 2023, the Company had cash and cash equivalents of $18.5 million, of which the Company must maintain $10.0 million under its Credit Agreement. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date of issuance of these unaudited condensed consolidated financial statements.

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

For a more in depth description of the terms of the Credit Agreement, see Note 7.

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

For a more in depth description of the terms of the Purchase Agreement, see Notes 4 and 5.

During January 2023, the Company was notified that the IRS examination process of our 2018, 2019 and 2020 tax returns was complete and that the Company’s tax refunds were approved for approximately $0.2 million more than the amount recorded in the Company’s Consolidated Balance Sheet at December 31, 2022. On August 10, 2023, the Company received $8.1 million from the IRS, which included approximately $0.4 million of interest on the $7.7 million income tax refunds.

The Company also re-assessed its operating expenditures and cost structure and made adjustments in light of expected levels of revenue. This included reducing some operating expenditures, including a reduction-in-force on January 9, 2023, that reduced the Company’s U.S. headcount by 14%.

Management believes that the actions already taken, and additional actions that it can take to manage operating expenditures, will enable the Company to meet its obligations and its debt covenants for a period of at least one year from the date of issuance of these unaudited condensed consolidated financial statements. As a result, management believes its plans alleviate substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments relating to the carrying amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Inventories consisted of the following:

(In thousands)	June 30, 2023	December 31, 2022
Raw materials	$4,663	$4,979
Work in process	2,559	2,160
Finished goods	4,524	5,115
Gross inventories	11,746	12,254
Less: provision for obsolescence	(579)	(457)
Inventories, net	$11,167	$11,797

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 4.     PROPERTY AND EQUIPMENT

(In thousands)	June 30, 2023 (Unaudited)	December 31, 2022
Land	$—	$1,600
Building and improvements	—	4,426
Machinery and equipment	2,555	2,613
Furniture and fixtures	222	211
Computer equipment and software	1,230	1,420
Leasehold improvements	178	178
Molds	919	847
Total property, plant and equipment	5,104	11,295
Less: accumulated depreciation and amortization	(3,530)	(5,041)
Property and equipment in service	1,574	6,254
Construction in progress	544	507
Property and equipment, net	$2,118	$6,761

In an effort to improve liquidity and the balance sheet condition of the Company, management explored options to leverage the Company’s unencumbered real property. On February 27, 2023, the Company’s Board of Directors approved a plan to sell and leaseback the Company's real property located in Clearwater, FL.

On March 14, 2023, the Company entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with VK Acquisitions VI, LLC (the “Purchaser”), for the sale of the Company’s facility located at 5115 Ulmerton Road, Clearwater, Florida, as more fully described in the Purchase Agreement (collectively, the “Property”) for a purchase price of $7,650,000.

On May 8, 2023, the Company closed on the Purchase Agreement and concurrently executed a 10-year agreement to leaseback the underlying Property from the Purchaser (see Note 5). The Company received net cash proceeds of approximately $6,600,000, after withholding the security deposit of approximately $0.6 million, equal to one year's rent, taxes, first months rent, expenses, and fees. The $2,700,000 gain on this transaction is presented in gain on sale-leaseback in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023.

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 5.     LEASES

Operating Leases

The Company leases its facility in Sofia, Bulgaria and computers under non-cancelable operating lease agreements. These operating leases have terms expiring through December 2027.

In connection with the terms of the Purchase Agreement (see Note 4), during May 2023, the Company entered into a Single Tenant Industrial Building Lease (the “Lease”), pursuant to which the Property was leased back to the Company. The Lease has an initial term of ten (10) years commencing from the closing (the “Initial Term”), and a renewal term of five (5) years, exercisable at the Company’s option. The annual fixed rent is $619,500 for the first year of the Initial Term, and is subject to a 4% escalation every year thereafter through the Initial Term. Rent will be reset to the current market rate should the Company exercise the renewal option. The Lease provides for a 3% management fee on rent payments throughout the Initial Term and optional renewal term.

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

Information about the Company’s weighted average remaining operating lease terms and discount rate assumptions are as follows:

	June 30, 2023	December 31, 2022
Weighted average remaining lease term (in years)	9.3	4.4
Weighted average discount rate	8.36%	2.54%

Maturities of operating lease liabilities as of June 30, 2023 are as follows:

(In thousands)
2023	$417
2024	777
2025	803
2026	830
2027	858
Thereafter	4,516
Total lease payments	8,201
Less imputed interest	(2,771)
Present value of lease liabilities	5,430
Less current portion of lease liabilities	(337)
Long-term portion of lease liabilities	$5,093

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 6.     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Accrued payroll	$636	$563
Accrued bonuses	1,029	—
Accrued commissions	1,227	847
Accrued product warranties	387	391
Accrued product liability claim insurance deductibles	1,808	1,825
Accrued professional fees and legal related contingent liabilities	639	901
Joint and several payroll liability	—	345
Short-term contract liabilities	442	853
Uncertain tax positions	—	2,079
Sales tax payable	241	245
Other accrued expenses and current liabilities	705	879
Total accrued expenses and other current liabilities	$7,114	$8,928

During April 2023, the Company was relieved of the remainder of its joint and several payroll liability due to the lapse of the statute of limitations. This adjustment is included in other income, net for the three and six months ended June 30, 2023.

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 7.     CREDIT AGREEMENT

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

Each term loan bears interest at a floating rate reset monthly based on an adjusted one month SOFR plus 0.1%, subject to a floor of 2.5%, plus 7.35% calculated on a 360 day basis (12.6% at June 30, 2023). Interest is payable monthly in arrears on the first day of each month.

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

As the Credit Agreement contains a subjective acceleration clause and the Company has experienced recurring losses, outstanding borrowings have been presented as a current liability in the accompanying condensed consolidated balance sheet at June 30, 2023.

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

Loans made under the revolving facility bear interest at a floating rate based on an adjusted one month SOFR plus 0.1%, subject to a floor of 2.5%, plus 4.00% calculated on a 360 day basis (9.3% at June 30, 2023). The Company is obligated to pay a fee equal to 0.5% per annum on the outstanding balance of the revolving loans and the average unused portion of the available revolving commitments, respectively. Additionally, if the revolving facility is terminated or reduced before maturity, the Company is subject to a deferred origination fee. Terminations and reductions of the commitments are subject to fees of 3%, 2%, and 1% of the terminated or reduced commitments during the first year, second year, and thereafter, respectively. The Company is also required to maintain a minimum balance of 30% of the lesser of the borrowing base or $10 million under the revolving facility. If the average outstanding balance for a month is less than the minimum balance, the Company will pay a minimum balance fee for the difference between the minimum balance and the average outstanding balance for the month at the

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

highest rate for the revolving loans during the month. For such loans, interest and fees are payable monthly on the first day of each month.

As of June 30, 2023, the Company has drawn no amounts on the revolving facility. As of June 30, 2023, the Company had approximately $8,000,000 available to be drawn on the revolving facility. As the Credit Agreement contains a subjective acceleration clause and the Company is required to maintain a lockbox, any amounts drawn on the revolving facility will be presented as a current liability in the consolidated financial statements.

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

As of June 30, 2023, the Company was in compliance with the financial covenants contained within the Credit Agreement.

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

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Debt Issuance Costs

In connection with entering into the Credit Agreement, the Company incurred debt issuance costs of approximately $1.8 million, comprised primarily of commissions paid to the financial advisor. These costs were allocated to the issued and unissued term loans and the revolving facility. The costs allocated to the issued term loan will be amortized using the effective interest method over the life of the loan. The costs allocated to the unissued term loans have been deferred and will be amortized over the life of the term loans starting at the issuance date. If these loans are not issued, the Company will recognize the deferred costs at the point that the Company's rights to borrow on the term loans expires. The costs allocated to the revolving facility will be recognized on a straight-line basis over the term of the Credit Agreement.

The costs allocated to the issued term loan have been presented as a reduction of the term loan in the accompanying unaudited condensed consolidated balance sheet. The costs allocated to the unissued term loans and the revolving facility have been presented in prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheet.

Included in interest expense for the three and six months ended June 30, 2023 are $35,000 and $51,000, respectively, of amortization of the debt issuance costs and $80,000 and $117,000, respectively, of amortization of the debt discounts including accretion of the exit fee on the term loan. Included in interest expense for the three and six months ended June 30, 2023 are $25,000 and $37,000, respectively, of amortization of the debt issuance costs and $3,000 and $4,000, respectively, of amortization of the debt discount on the revolving facility.

The Company’s term loan, net consists of the following at June 30, 2023:

(In thousands)	June 30, 2023
Term loan	$10,000
Unamortized debt issuance costs	(450)
Unamortized debt discount, including accretion of exit fee	(658)
Term loan, net	$8,892

As of June 30, 2023, principal repayments on the term loan are as follows:

(In thousands)
2023	$—
2024	—
2025	2,778
2026	3,333
2027	3,333
Thereafter	556
Total repayments	$10,000

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 8.     CHINA JOINT VENTURE

In 2019, the Company executed a joint venture agreement with its Chinese supplier (the “China JV”) whereby the Company has a 51% interest. The China JV has been consolidated in these condensed consolidated financial statements. The agreement required the Company to make capital contributions into the newly formed entity of approximately $357,000, of which approximately $203,000 and $154,000, respectively, were contributed during the years ended December 31, 2021 and 2020. In June 2023, the Company executed an amendment to the joint venture agreement to increase the amount of it’s registered capital. The amendment requires the Company to make additional capital contributions to the China JV of $255,000, which have not been made as of June 30, 2023. As of the date of these condensed consolidated financial statements, the joint venture has not commenced principal operations.

Changes in the Company’s ownership investment in the China JV were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Beginning interest in China JV	$168	$294	$219	$317
Net loss attributable to Apyx	$(26)	$(25)	$(77)	$(48)
Ending interest in China JV	$142	$269	$142	$269

NOTE 9.     EARNINGS (LOSS) PER SHARE

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Numerator:
Net loss attributable to stockholders	$(994)	$(5,426)	$(4,477)	$(11,371)

Denominator:
Weighted average shares outstanding - basic and diluted	34,603	34,464	34,600	34,447

Loss per share:
Basic and diluted	$(0.03)	$(0.16)	$(0.13)	$(0.33)

Anti-dilutive instruments excluded from diluted loss per common share:
Options	7,700	6,679	7,700	6,679
Warrants	250	—	250	—

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

The Company recognized approximately $1,482,000 and $2,849,000, respectively, in stock-based compensation expense during the three and six months ended June 30, 2023, as compared with $1,714,000 and $3,364,000, respectively, for the three and six months ended June 30, 2022.

Stock option activity is summarized as follows:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2022	6,520,444	$7.12
Granted	1,408,865	2.50
Exercised	(35,000)	2.46
Canceled and forfeited	(194,225)	8.11
Outstanding at June 30, 2023	7,700,084	$6.27

The Company allows stock option holders to exercise stock-based awards by surrendering stock-based awards with an intrinsic value equal to the cumulative exercise price of the stock-based awards being exercised, referred to as net settlements. These surrenders are included in stock options exercised in the options rollforward above. For the three months ended June 30, 2023 and 2022, respectively, we received 4,305 and 14,013 options as payment in the exercise of 5,695 and 19,987 options. For the six months ended June 30, 2023 and 2022, respectively, we received 4,305 and 36,667 options as payment in the exercise of 5,695 and 39,000 options.

Common shares required to be issued upon the exercise of stock options would be issued from authorized and unissued shares. The Company calculated the grant date fair value of options granted in 2023 (“2023 Grants”) utilizing a Black-Scholes model.

2023 Grants
Strike price	$2.50
Risk-free rate	3.6%
Expected dividend yield	—
Expected volatility	85.8%
Expected term (in years)	6

NOTE 11.     INCOME TAXES

Income tax expense was approximately $66,000 and $96,000 with effective tax rates of (6.9)% and (1.8)% for the three months ended June 30, 2023 and 2022, respectively. For the three months ended June 30, 2023 and 2022, the effective rates differ from the statutory rate primarily due to the full valuation allowance recorded on the net operating loss (“NOL”) generated during the period.

Income tax (benefit) expense was approximately $(2,201,000) and $166,000 with effective tax rates of 32.6% and (1.5)% for the six months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023, the effective rate differs from the statutory rate primarily due to the reversal of the Company’s liability for uncertain tax positions, including accrued interest and penalties of approximately $2.1 million which were sustained upon the completion in January 2023 of the IRS examination of the Company's 2018 through 2020 income tax returns, partially offset by a valuation allowance on the NOL and net deferred tax assets generated during the period. For the six months ended June 30, 2022, the effective rate differs from the

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

statutory rate primarily due to the full valuation allowance recorded on the NOL generated during the period, combined with interest and penalties on uncertain tax positions.

NOTE 12.     COMMITMENTS AND CONTINGENCIES

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

During December 2021, the Company provided notice of contract termination to an international distributor of the Company. In March 2022, the Company received a letter from the former distributor citing improper contract termination and alleging damages. During 2022, the Company recorded an estimated loss of $250,000 in professional services in the accompanying Condensed Consolidated Statement of Operations for the six months ended June 30, 2022. The Company has not experienced any movement on the matter since our response to the distributor in the fourth quarter of 2022. Accordingly, we have revised our estimated loss on the matter to $0 as it is no longer probable that a loss has been incurred. The reduction in estimated loss of $250,000 is included in professional services in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023.

As previously disclosed with the U.S. Securities and Exchange Commission on the Company’s Current Report on Form 8-K filed June 7, 2022, on June 6, 2022, a complaint (the “Hattaway Complaint”) was filed in the United States District Court for the Middle District of Florida (the “U.S. District Court”) by plaintiff William E. Hattaway, individually and on behalf of all others similarly situated against the Company, Charles D. Goodwin (“Goodwin”), the Company’s President and Chief Executive Officer and a member of the Company’s Board of Directors, and Tara Semb (“Semb”), the Company’s Chief Financial Officer, Treasurer and Secretary, alleging violations by the Company, Goodwin and Semb of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, primarily related to certain public statements and disclosures concerning the off-label usage of certain of the Company’s Advanced Energy products and the impact such usage would have on the Company’s business, operations and prospects. The Hattaway Complaint sought an unspecified amount of damages.

While the matter was in the early stages, management had determined that a loss was probable in the estimated range of $475,000 to $2,500,000. The Company recorded an estimated loss of $475,000 in professional services in the accompanying Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2022. On June 15, 2023, the U.S. District Court issued an Order dismissing the Hattaway Complaint and granting plaintiff until July 3, 2023 to file a second amended complaint, failing which the U.S. District Court would close the case. On June 27, 2023, the Plaintiff formally notified the Court that a Second Amended Complaint will not be filed and on July 17, 2023, the case was marked closed based on the Court’s June 15 dismissal order. This closed the matter for the estimated loss recorded by the Company.

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

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

loss of $1,450,000 related to the matters during 2022. It is at least possible that a change in the actual amount of loss will occur in the near term, though management expects the actual amount of loss will be within the estimated range of losses.

On March 1, 2023, Shiva Stein as plaintiff filed a derivative complaint in the Court of Chancery of the State of Delaware, captioned Stein v. Makrides, et al., C.A. No. 2023-0239-MTZ (the “Stein Suit”) against individual members of the Company’s board of directors and naming the Company as a nominal defendant, primarily concerning the facts at issue in a previously disclosed federal securities class action lawsuit filed in 2019 and settled in 2020, captioned Pritchard v. Apyx Medical Corporation, et al., Case No. 8:19-cv-00919 (M.D. Fla.) (the “Pritchard Case”). The Stein Suit seeked unspecified damages alleged to have resulted from purported breaches of fiduciary duty, unjust enrichment and related claims based on the same set of allegedly misleading statements and material omissions described in the settled Pritchard Case, which concerned the 2018-2019 clinical study conducted by the Company to evaluate the safety and efficacy of its J-Plasma technology for dermal resurfacing. On April 3, 2023, the Company formally moved to dismiss the case as time-barred and on other legal grounds, which triggered the plaintiff’s right to file an amended complaint. On July 12, 2023, plaintiff’s counsel informed the Company’s counsel that plaintiff Stein did not intend to file an amended complaint, and on July 17, 2023 plaintiff’s counsel filed a notice of voluntary dismissal. An order of the Court dismissing the Stein Suit, with prejudice, was entered on July 20, 2023.

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

Purchase Commitments

At June 30, 2023, the Company had purchase commitments totaling approximately $3.3 million, substantially all of which is expected to be purchased within the next twelve months.

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

The partner in the Company's China joint venture is also a supplier to the Company. For the three months ended June 30, 2023 and 2022, the Company made purchases from this supplier of approximately $406,000 and $143,000, respectively. For the six months ended June 30, 2023 and 2022, the Company made purchases from this supplier of approximately $451,000 and $370,000, respectively. At June 30, 2023 and December 31, 2022, respectively, the Company had net payables to and receivables from this supplier approximately $155,000 and $8,000, respectively.

NOTE 14.     GEOGRAPHIC AND SEGMENT INFORMATION

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

Summarized financial information with respect to reportable segments is as follows:

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	Three Months Ended June 30, 2023
(In thousands)	Advanced Energy	OEM	Corporate & Other	Total
Sales	$11,722	$1,847	$—	$13,569

Income (loss) from operations	747	353	(2,335)	(1,235)

Interest income	—	—	179	179
Interest expense	—	—	(543)	(543)
Other income, net	—	—	646	646
Income tax expense	—	—	66	66

	Three Months Ended June 30, 2022
(In thousands)	Advanced Energy	OEM	Corporate & Other	Total
Sales	$8,364	$1,928	$—	$10,292

(Loss) income from operations	(1,252)	469	(5,193)	(5,976)

Interest income	—	—	18	18
Interest expense	—	—	(3)	(3)
Other income, net	—	—	607	607
Income tax expense	—	—	96	96

	Six Months Ended June 30, 2023
(In thousands)	Advanced Energy	OEM	Corporate & Other	Total
Sales	$21,412	$4,299	$—	$25,711

(Loss) income from operations	(579)	1,204	(7,471)	(6,846)

Interest income	—	—	230	230
Interest expense	—	—	(777)	(777)
Other income, net	—	—	641	641
Income tax benefit	—	—	(2,201)	(2,201)

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	Six Months Ended June 30, 2022
(In thousands)	Advanced Energy	OEM	Corporate & Other	Total
Sales	$19,178	$3,607	$—	$22,785

(Loss) income from operations	(2,591)	786	(10,042)	(11,847)

Interest income	—	—	20	20
Interest expense	—	—	(11)	(11)
Other income, net	—	—	586	586
Income tax expense	—	—	166	166

International sales represented approximately 25.3% and 26.1% of total revenues for the three and six months ended June 30, 2023, respectively, as compared with approximately 22.8% and 32.0% of total revenues for the three and six months ended June 30, 2022, respectively.

Revenue by geographic region, based on the customer's “ship to” location on the invoice, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Sales by Domestic and International
Domestic	$10,137	$7,947	$19,008	$15,495
International	3,432	2,345	6,703	7,290
Total	$13,569	$10,292	$25,711	$22,785

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

ontents
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

We believe that the May 10, 2023 FDA update to the Safety Communication addresses the issues set forth in the original Safety Communication from March 14, 2022. While no assurances can be provided, we believe that receiving these additional clearances and the corresponding updates to the Safety Communication since March 14, 2022 should assist in mitigating the financial effects of the Safety Communication in future periods.

While sales were continuing to grow into the first quarter of 2022 prior to the FDA Safety Communication, over the last few years, exclusive of our sale of the Core business segment to Symmetry Surgical during 2018, we have incurred recurring net losses and cash outflows from operations and we anticipate that losses will continue in the near term. During the six months ended June 30, 2023, we incurred an operating loss of $6.8 million and used $6.7 million of cash in operations. As of June 30, 2023, we had cash and cash equivalents of $18.5 million. These conditions raise substantial doubt about our ability to continue as a going concern for a period of at least one year from the date of issuance of these unaudited condensed consolidated financial statements.

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

For a more in depth description of the terms of the Credit Agreement, see Note 7 of Notes to Condensed Consolidated Financial Statements in Item 1 of this report on Form 10-Q.

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

For a more in depth description of the terms of the Purchase Agreement, see Notes 4 and 5 of Notes to Condensed Consolidated Financial Statements in Item 1 of this report on Form 10-Q.

During January 2023, we were notified that the IRS examination process of our 2018, 2019 and 2020 tax returns was complete and that the our tax refunds were approved for approximately $0.2 million more than the amount recorded in the Company’s Consolidated Balance Sheet at December 31, 2022. On August 10, 2023, we received $8.1 million from the IRS, which included approximately $0.4 million of interest on the $7.7 million income tax refunds.

ontents
APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

We also reassessed our operating expenditures and cost structure and made adjustments in light of expected levels of revenue. This included reducing some operating expenditures, including a reduction-in-force on January 9, 2023, that reduced the our U.S. headcount by 14%.

We believe that the actions already taken, and additional actions that we can take to manage operating expenditures, will enable us to meet our obligations and our debt covenants for a period of at least one year from the date of issuance of our audited consolidated financial statements. As a result, we believe our plans alleviate substantial doubt about our ability to continue as a going concern. Our audited financial statements do not include any adjustments relating to the carrying amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

We continue to drive sales in our Advanced Energy business by increasing the adoption and utilization of our handpieces by surgeons in the U.S. and fulfilling demand from distributors in our international markets. Management estimates that our products have been sold in more than 60 countries. As of June 30, 2023, we had a direct sales force of 36 field-based selling professionals and utilized 3 independent sales agencies. We also had 4 sales managers. This selling organization is focused on the use of Renuvion® in the cosmetic surgery market, supported by our global medical affairs team. This global team of clinical support specialists focuses on supporting our users to ensure optimal outcomes for their patients. In addition, we have invested in training programs and marketing-related activities to support accelerated adoption of Renuvion® into physicians’ practices.

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

ontents
APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations

Sales

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2023	2022	Change	2023	2022	Change
Sales by Reportable Segment
Advanced Energy	$11,722	$8,364	40.1%	$21,412	$19,178	11.6%
OEM	1,847	1,928	(4.2)%	4,299	3,607	19.2%
Total	$13,569	$10,292	31.8%	$25,711	$22,785	12.8%
					(632,000)
Sales by Domestic and International
Domestic	$10,137	$7,947	27.6%	$19,008	$15,495	22.7%
International	3,432	2,345	46.4%	6,703	7,290	(8.1)%
Total	$13,569	$10,292	31.8%	$25,711	$22,785	12.8%

Total revenue increased by 31.8%, or approximately $3.3 million, for the three months ended June 30, 2023 when compared with the three months ended June 30, 2022. Advanced Energy segment sales increased 40.1%, or approximately $3.4 million, for the three months ended June 30, 2023 when compared with the three months ended June 30, 2022. The Advanced Energy sales increase is driven by domestic customers who upgraded their generator to our new Apyx One Console, which we launched in January 2023, a higher average selling price on sales of new generators due to the introduction of the Apyx One Console, and increased sales of our handpieces to domestic customers. These domestic increases were accompanied by an increase in generator sales in international markets. OEM segment sales decreased 4.2%, or approximately $0.8 million, for the three months ended June 30, 2023 when compared with the three months ended June 30, 2022. The decrease in OEM sales was due to decreases in sales volume to existing customers.

Total revenue increased by 12.8%, or approximately $2.9 million, for the six months ended June 30, 2023 when compared with the six months ended June 30, 2022. Advanced Energy segment sales increased 11.6%, or approximately $2.2 million, for the six months ended June 30, 2023 when compared with the six months ended June 30, 2022. The Advanced Energy sales increase is driven by domestic customers who upgraded their generator to our new Apyx One Console, which we launched in January 2023 and a higher average selling price on sales of new generators due to the introduction of the Apyx One Console. These domestic increases were partially offset by decreases in new generator sales, and demand for our handpieces, in international markets following the FDA Safety Communication on March 14, 2022. OEM segment sales increased 19.2%, or approximately $0.7 million, for the six months ended June 30, 2023 when compared with the six months ended June 30, 2022. The increase in OEM sales was due to increases in sales volume to existing customers as well as incremental new sales upon the commencement of the supply arrangement related to the completion of the development portion of some of our OEM development agreements.

International sales represented approximately 25.3% and 26.1% of total revenues for the three and six months ended June 30, 2023, respectively, as compared with 22.8% and 32.0% of total revenues for the same period in the prior year. Management estimates our products have been sold in more than 60 countries through local dealers coordinated by sales and marketing personnel through our facilities in Clearwater, Florida and Sofia, Bulgaria.

ontents
APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2023	2022	Change	2023	2022	Change
Cost of sales	$4,290	$3,378	27.0%	$8,859	$7,652	15.8%
Percentage of sales	31.6%	32.8%		34.5%	33.6%

Gross profit	$9,279	$6,914	34.2%	$16,852	$15,133	11.4%
Percentage of sales	68.4%	67.2%		65.5%	66.4%
Gross profit for the three months ended June 30, 2023, increased 34.2% to $9.3 million, compared to $6.9 million for the same period in the prior year. Gross margin for the three months ended June 30, 2023, was 68.4%, compared to 67.2% for the same period in 2022. The increase in gross profit margins for the three months ended June 30, 2023 from the prior year period is primarily attributable to changes in the sales mix between our two segments, with our Advanced Energy segment comprising a higher percentage of total sales. These increases were partially offset by geographic mix within our Advanced Energy segment, with international sales comprising a higher percentage of total sales and product mix within our Advanced Energy segment.

Gross profit for the six months ended June 30, 2023, increased 11.4% to $16.9 million, compared to $15.1 million for the same period in the prior year. Gross margin for the six months ended June 30, 2023, was 65.5%, compared to 66.4% for the same period in 2022. The decrease in gross profit margins for the six months ended June 30, 2023 from the prior year periods is primarily attributable to changes in the sales mix between our two segments, with our OEM segment comprising a higher percentage of total sales and product mix within our Advanced Energy Segment. These decreases were partially offset by geographic mix within our Advanced Energy segment, with domestic sales comprising a higher percentage of total sales.

Other Costs and Expenses
Research and development

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2023	2022	Change	2023	2022	Change
Research and development expense	$1,199	$1,070	12.1%	$2,320	$2,228	4.1%
Percentage of sales	8.8%	10.4%		9.0%	9.8%
Research and development expenses increased 12.1% for the three months ended June 30, 2023, primarily due to higher spending on our product development initiatives and clinical studies ($0.1 million).

Research and development expenses increased 4.1% for the six months ended June 30, 2023, primarily due to increased labor and benefits costs from the same period prior year ($0.1 million).
Professional services

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2023	2022	Change	2023	2022	Change
Professional services expense	$1,594	$2,389	(33.3)%	$3,334	$4,675	(28.7)%
Percentage of sales	11.7%	23.2%		13.0%	20.5%

Professional services expense decreased 33.3% for the three months ended June 30, 2023, primarily attributable to decreases in legal expenses ($0.7 million) associated with the estimated loss recorded in the prior year for the class action lawsuit and current year reversal of a legal loss contingency, and a decrease in recruiting expenses ($0.1 million).

ontents
APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Professional services expense decreased 28.7% for the six months ended June 30, 2023, primarily attributable to decreases in legal expenses ($1.0 million) associated with the estimated loss recorded in the prior year for the class action lawsuit and current year reversal of a legal loss contingency, accounting and audit fees ($0.1 million), physician consulting fees ($0.1 million), and a decrease in recruiting expenses ($0.1 million).

Salaries and related costs

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2023	2022	Change	2023	2022	Change
Salaries and related expenses	$5,035	$4,892	2.9%	$10,103	$10,073	0.3%
Percentage of sales	37.1%	47.5%		39.3%	44.2%

During the three months ended June 30, 2023, salaries and related expenses increased 2.9%, primarily driven by increases in bonus expense ($0.2 million) and temporary labor expenses ($0.2 million). These increases were partially offset by lower stock based compensation expense ($0.3 million).

During the six months ended June 30, 2023, salaries and related expenses increased 0.3%, primarily driven by increases in bonus expense ($0.2 million) and temporary labor expenses ($0.3 million) as compared to the same period in the prior year. These increases are partially offset by lower stock based compensation expense ($0.5 million).

Selling, general and administrative expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2023	2022	Change	2023	2022	Change
SG&A expense	$5,378	$4,539	18.5%	$10,633	$10,004	6.3%
Percentage of sales	39.6%	44.1%		41.4%	43.9%

During the three months ended June 30, 2023, selling, general and administrative expense increased 18.5%, primarily driven by increases in commissions ($0.4 million), insurance expense, including product liability claims on our policies ($0.2 million), advertising expense, including trade show fees and related costs ($0.1 million) and bad debt expense ($0.1 million).

During the six months ended June 30, 2023, selling, general and administrative expense increased 6.3%, primarily driven by increases in insurance expense, including product liability claims on our policies ($0.4 million), commissions ($0.4 million), and travel expense ($0.4 million). These increases were partially offset by decreases in advertising expense, including trade show fees and related costs ($0.4 million) and bad debt expense ($0.2 million).

Gain on sale-leaseback

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Other income, net	2,692	$—	2,692	$—
Percentage of sales	19.8%	—%	10.5%	—%

During the three and six months ended June 30, 2023, gain on sale-leaseback was approximately $2.7 million as a result of the gain on the sale and leaseback of our Clearwater, FL facility in May 2023.

ontents
APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Interest Income (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Interest income	$179	$18	$230	$20
Percentage of sales	1.3%	0.2%	0.9%	0.1%
Interest expense	(543)	$(3)	(777)	$(11)
Percentage of sales	(4.0)%	—%	(3.0)%	—%

Interest income increased approximately $0.2 million for both the three and six months ended June 30, 2023, compared with the same periods the prior year. This increase is due to higher yields on our investments in money market funds and U.S. Treasury securities included in cash and cash equivalents, partially offset by a lower average balance.

During the three months ended June 30, 2023, interest expense increased approximately $0.5 million compared with the same period in the prior year. During the six months ended June 30, 2023, interest expense increased approximately $0.7 million. These increases are due to cash and noncash interest expense on the Credit Agreement executed on February 17, 2023.

Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2023	2022	Change	2023	2022	Change
Income tax expense (benefit)	$66	$96	31.3%	$(2,201)	$166	(1,425.9)%
Effective tax rate	(6.9)%	(1.8)%		32.6%	(1.5)%

Our income tax expense was approximately $66,000 and $96,000 with effective tax rates of (6.9)% and (1.8)% for the three months ended June 30, 2023 and 2022, respectively. For the three months ended June 30, 2023 and 2022, the effective rates differ from the statutory rate primarily due to the full valuation allowance recorded on the net operating loss (“NOL”) generated during the period.

Our income tax expense was approximately $(2,201,000) and $166,000 with effective tax rates of 32.6% and (1.5)% for the six months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023, the effective rate differs from the statutory rate primarily due to the reversal of our liability for uncertain tax positions, including accrued interest and penalties of approximately $2.1 million which were sustained upon the completion in January 2023 of the IRS examination of our 2018 through 2020 income tax returns, partially offset by a valuation allowance on the NOL and net deferred tax assets generated during the period. For the six months ended June 30, 2022, the effective rate differs from the statutory rate primarily due to the full valuation allowance recorded on the NOL generated during the period, combined with interest and penalties on uncertain tax positions.

Liquidity and Capital Resources

At June 30, 2023, we had approximately $18.5 million in cash and cash equivalents as compared to approximately $10.2 million in cash and cash equivalents at December 31, 2022. Our working capital at June 30, 2023 was approximately $33.9 million compared with $31.1 million at December 31, 2022. The increase in working capital at June 30, 2023 was primarily due to the proceeds received upon the sale of our Clearwater, FL facility in May 2023 and the reversal of our liability for uncertain tax positions upon the completion in January 2023 of the IRS examination of our 2018, 2019 and 2020 income tax returns. This increase was partially offset by the net loss incurred by the Company in the first half of 2023, excluding non-cash activity, comprised primarily of stock-based compensation.

For the six months ended June 30, 2023, net cash used in operating activities was approximately $6.7 million, which principally funded our loss from operations of $6.8 million, compared with net cash used in operating activities of approximately $10.4 million in the same period for 2022. As discussed in the Executive Level Overview, our operating loss, cash used in operations and current cash and cash equivalents balance of $18.5 million, of which we must maintain $10.0 million under our Credit ontents
APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Agreement, raise substantial doubt about our ability to continue as a going concern for a period of at least one year from the date of issuance of our unaudited condensed consolidated financial statements.

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

For a more in depth description of the terms of the Credit Agreement, see Note 7 of Notes to Condensed Consolidated Financial Statements in Item 1 of this report on Form 10-Q.

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

For a more in depth description of the terms of the Purchase Agreement, see Notes 4 and 5 of Notes to Condensed Consolidated Financial Statements in Item 1 of this report on Form 10-Q.

During January 2023, we were notified that the IRS examination process of our 2018, 2019 and 2020 tax returns was complete and that the Company's tax refunds were approved for approximately $0.2 million more than the amount recorded in the Company's Consolidated Balance Sheet at December 31, 2022. On August 10, 2023, we received $8.1 million from the IRS, which included approximately $0.4 million of interest on the $7.7 million income tax refunds.

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

Net cash provided by investing activities for the six months ended June 30, 2023 was $7.0 million related to the sale of our Clearwater, FL facility ($7.3 million), partially offset by investments in property and equipment ($0.3 million). Net cash used in investing activities for the six months ended June 30, 2022 was $0.7 million related to investments in property and equipment.

Net cash provided by financing activities for the six months ended June 30, 2023 was $8.2 million, which primarily related to proceeds received upon the execution of the Credit Agreement ($9.9 million) less debt issuance costs incurred in the transaction ($1.8 million).

At June 30, 2023, our borrowing availability under the revolving facility was approximately $8.0 million.

ontents
APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

At June 30, 2023, we had purchase commitments totaling approximately $3.3 million, substantially all of which is expected to be purchased within the next twelve months.

ontents
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

ontents
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

As a result of historical losses and our expectation to continue to generate losses in the near future, we recorded a valuation allowance on our net deferred tax assets. Exclusive of the carryback provisions of the CARES Act and the associated income tax benefit recognized in 2020, we do not anticipate recording an income tax benefit related to our deferred tax assets. We will reassess the realization of deferred tax assets each reporting period and will be able to reduce the valuation allowance to the extent our results of operations improve, and it becomes more likely than not that the deferred tax assets will be realized. As Management has not fully determined the timing of when it will generate taxable income in the U.S., we continued to record a valuation allowance on the net deferred tax assets balance as of June 30, 2023.

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

Recent Accounting Pronouncements

See Note 2 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

APYX MEDICAL CORPORATION
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

APYX MEDICAL CORPORATION
ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has established and maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2023, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

In February 2023, we entered into a Credit, Security and Guaranty Agreement (“Credit Agreement”). We are in the process of developing new control activities around the accounting for the Credit Agreement, including the review and compliance with debt covenants. There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by the Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

APYX MEDICAL CORPORATION
PART II.     Other Information

ITEM 1. Legal Proceedings

See Note 12 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

APYX MEDICAL CORPORATION
ITEM 1A. Risk Factors

There have been no material changes to the risk factors described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

APYX MEDICAL CORPORATION
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not Applicable.

ITEM 5. Other Information

During the quarter ended June 30, 2023, no director or officer adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company pursuant to Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement (as defined in Regulation S-K Item 408), except as set forth below.

On June 26, 2023, Todd Hornsby, our Executive Vice President, temporarily suspended his Rule 10b5-1 trading plan that was originally adopted on March 21, 2023 (the “Hornsby Trading Plan”).

It is anticipated that the suspension of the Hornsby Trading Plan will be rescinded, following the filing and effectiveness of a registration statement with the Commission covering the resale of up to 30,000 shares of the Company’s common stock underlying a certain stock option grant to Mr. Hornsby.

APYX MEDICAL CORPORATION
ITEM 6. Exhibits

3.1	Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s report on Form 10-K/A filed on March 31, 2011)
3.2	By laws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant’s report on Form 10-K/A filed on March 31, 2011)
3.3	Certificate of Amendment of the Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.5 to the Registrant’s Quarterly Report on Form 10-Q filed on November 3, 2017)
3.4	Certificate of Elimination (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 3, 2018)
3.5	Certificate of Amendment of the Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 28, 2018)
10.1	First Amendment to Purchase and Sale Agreement, dated April 12, 2023 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8 filed on April 18, 2023).
31.1*	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2*	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Label Presentation Document

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

Apyx Medical Corporation

Date: August 10, 2023	By:	/s/ Charles D. Goodwin II
Charles D. Goodwin II
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 10, 2023	By:	/s/ Tara Semb
Tara Semb
Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer)