Form 10-Q
period 2023-09-30
Apyx Medical Corp
filed 2023-11-09
CIK 719135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
	Commission File Number:	001-31885

APYX MEDICAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	11-2644611
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

As of November 8, 2023, 34,643,855 shares of the registrant’s $0.001 par value common stock were outstanding.

APYX MEDICAL CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended September 30, 2023

PART I.     Financial Information

ITEM 1. Condensed Consolidated Financial Statements

APYX MEDICAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2023 (Unaudited)	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$22,134	$10,192
Trade accounts receivable, net of allowance of $652 and $668	12,648	10,602
Income tax receivables	—	7,545
Other receivables	596	99
Inventories, net of provision for obsolescence of $611 and $457	11,285	11,797
Prepaid expenses and other current assets	3,487	2,737
Total current assets	50,150	42,972
Property and equipment, net	2,093	6,761
Operating lease right-of-use assets	5,274	710
Finance lease right-of-use assets	74	115
Other assets	1,855	1,217
Total assets	$59,446	$51,775

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,050	$2,669
Accrued expenses and other current liabilities	7,914	8,928
Current portion of operating lease liabilities	310	216
Current portion of finance lease liabilities	20	37
Total current liabilities	10,294	11,850
Term loan, net	9,009	—
Long-term operating lease liabilities	4,992	470
Long-term finance lease liabilities	58	73
Long-term contract liabilities	1,326	1,408
Other liabilities	181	181
Total liabilities	25,860	13,982
EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized; 34,643,855 issued and outstanding as of September 30, 2023, and 34,597,822 issued and outstanding as of December 31, 2022	35	35
Additional paid-in capital	78,154	73,282
Accumulated deficit	(44,841)	(35,735)
Total stockholders’ equity	33,348	37,582
Non-controlling interest	238	211
Total equity	33,586	37,793
Total liabilities and equity	$59,446	$51,775
The accompanying notes are an integral part of the condensed consolidated financial statements.

APYX MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Sales	$11,976	$9,114	$37,687	$31,899
Cost of sales	3,998	3,357	12,857	11,009
Gross profit	7,978	5,757	24,830	20,890
Other costs and expenses:
Research and development	1,276	1,061	3,596	3,289
Professional services	1,831	1,936	5,165	6,611
Salaries and related costs	4,667	3,871	14,770	13,944
Selling, general and administrative	4,841	4,671	15,474	14,675
Total other costs and expenses	12,615	11,539	39,005	38,519
Gain on sale-leaseback	—	—	2,692	—
Loss from operations	(4,637)	(5,782)	(11,483)	(17,629)
Interest income	248	73	478	93
Interest expense	(585)	(1)	(1,362)	(12)
Other (expense) income, net	(19)	(35)	622	551
Total other (expense) income, net	(356)	37	(262)	632
Loss before income taxes	(4,993)	(5,745)	(11,745)	(16,997)
Income tax (benefit) expense	(318)	50	(2,519)	216
Net loss	(4,675)	(5,795)	(9,226)	(17,213)
Net loss attributable to non-controlling interest	(46)	(31)	(120)	(78)
Net loss attributable to stockholders	$(4,629)	$(5,764)	$(9,106)	$(17,135)

Loss per share:
Basic and diluted	$(0.13)	$(0.17)	$(0.26)	$(0.50)

The accompanying notes are an integral part of the condensed consolidated financial statements.

APYX MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(In thousands)

Three Months Ended September 30, 2023 and 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Total Equity
	Shares	Par Value
Balance at June 30, 2022	34,493	$34	$69,793	$(23,922)	$258	$46,163
Shares issued on stock options exercises for cash	62	1	156	—	—	157
Stock based compensation	—	—	1,692	—	—	1,692
Shares issued on net settlement of stock options	33	—	—	—	—	—
Net loss	—	—	—	(5,764)	(31)	(5,795)
Balance at September 30, 2022	34,588	$35	$71,641	$(29,686)	$227	$42,217

Balance at June 30, 2023	34,629	$35	$76,773	$(40,212)	$137	$36,733
Contributions from non-controlling interest	—	—	—	—	147	147
Shares issued on stock options exercises for cash	10	—	30	—	—	30
Stock based compensation	—	—	1,351	—	—	1,351
Shares issued on net settlement of stock options	5	—	—	—	—	—
Net loss	—	—	—	(4,629)	(46)	(4,675)
Balance at September 30, 2023	34,644	$35	$78,154	$(44,841)	$238	$33,586

Nine Months Ended September 30, 2023 and 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Total
	Shares	Par Value
Balance at December 31, 2021	34,410	$34	$66,221	$(12,551)	$305	$54,009
Shares issued on stock options exercises for cash	106	1	364	—	—	365
Stock based compensation	—	—	5,056	—	—	5,056
Shares issued on net settlement of stock options	72	—	—	—	—	—
Net loss	—	—	—	(17,135)	(78)	(17,213)
Balance at September 30, 2022	34,588	$35	$71,641	$(29,686)	$227	$42,217

Balance at December 31, 2022	34,598	$35	$73,282	$(35,735)	$211	$37,793
Contributions from non-controlling interest	—	—	—	—	147	147
Shares issued on stock options exercises for cash	35	—	86	—	—	86
Stock based compensation	—	—	4,200	—	—	4,200
Shares issued on net settlement of stock options	11	—	—	—	—	—
Proceeds received from issuance of warrants	—	—	586	—	—	586
Net loss	—	—	—	(9,106)	(120)	(9,226)
Balance at September 30, 2023	34,644	$35	$78,154	$(44,841)	$238	$33,586

The accompanying notes are an integral part of the condensed consolidated financial statements.

APYX MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(9,226)	$(17,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	540	688
Provision for inventory obsolescence	229	158
(Gain) loss on disposal of property and equipment	(2,656)	76
Stock based compensation	4,200	5,056
Provision for allowance for doubtful accounts	176	283
Non-cash interest expense	354	—
Non-cash lease expense	56	—
Changes in operating assets and liabilities:
Trade receivables	(2,192)	3,273
Prepaid expenses and other assets	(698)	(521)
Income tax receivables	7,545	97
Inventories	401	(5,672)
Accounts payable	(613)	(439)
Accrued and other liabilities	(1,153)	(1,536)
Net cash used in operating activities	(3,037)	(15,750)
Cash flows from investing activities
Purchases of property and equipment	(440)	(868)
Proceeds from sale of property and equipment	7,267	—
Net cash provided by (used in) investing activities	6,827	(868)
Cash flows from financing activities
Proceeds from stock option exercises	86	365
Proceeds from term loan	9,289	—
Payment of debt issuance costs	(1,754)	—
Proceeds from issuance of warrants	586	—
Repayment of finance lease liabilities	(32)	(138)
Contributions from non-controlling interest	147	—
Net cash provided by financing activities	8,322	227
Effect of exchange rates on cash	(170)	354
Net change in cash and cash equivalents	11,942	(16,037)
Cash and cash equivalents, beginning of period	10,192	30,870
Cash and cash equivalents, end of period	$22,134	$14,833

Cash paid for:
Interest	$834	$12
Income taxes	$261	$128

Non cash activities:
Right-of-use assets capitalized and operating lease liabilities recognized upon execution of lease	$4,917	$—
Right-of-use assets capitalized and operating lease liabilities recognized upon lease modification	$—	$769
Right-of-use assets capitalized and finance lease liabilities recognized upon execution of lease	$—	$103
Right-of-use assets and finance lease liabilities derecognized upon execution of lease modification	$—	$28
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

On March 14, 2022, the U.S. Food and Drug Administration (“FDA”) posted a Medical Device Safety Communication (“Safety Communication”). The FDA warned against the use of Renuvion/J-Plasma for procedures intended to improve the appearance of the skin through dermal resurfacing (a procedure on the skin to treat wrinkles) or skin contraction (a procedure under the skin that can be performed either alone or in combination with liposuction to achieve skin effects, such as “tightening”). At that time, the Renuvion/J-Plasma device system was FDA cleared for general use of cutting, coagulation, and ablation of soft tissue during open and laparoscopic surgical procedures, but had not yet been determined to be safe or effective for any aesthetic skin procedures (procedures intended to improve the appearance of the skin). Following the Safety Communication, the Company experienced slowed demand for the adoption of its Helium Plasma Technology.

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

While sales were continuing to grow into the first quarter of 2022 prior to the FDA Safety Communication, over the last few years, exclusive of the Company’s sale of the Core business segment to Symmetry Surgical during 2018, the Company has incurred recurring net losses and cash outflows from operations and the Company anticipates that losses will continue in the near term. During the year ended December 31, 2022, the Company incurred an operating loss of $23.6 million and used $20.3 million of cash in operations. During the nine months ended September 30, 2023, the Company incurred an operating loss of $11.5 million and used $11.1 million of cash in operations exclusive of the receipt of the Company's tax refund, including interest, of approximately $8.1 million. As of September 30, 2023, the Company had cash and cash equivalents of $22.1 million, of which the Company must maintain $10.0 million under its Credit Agreement. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date of issuance of these unaudited condensed consolidated financial statements.

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

On February 17, 2023, the Company entered into a Credit, Security and Guaranty Agreement (the “MidCap Credit Agreement”) with MidCap Funding IV Trust (as agent), and MidCap Financial Trust (as term loan servicer), and the lenders party thereto from time to time.

The MidCap Credit Agreement provided for an up to $35 million facility, consisting of senior secured term loans and a secured revolving facility. The Credit Agreement provided for senior secured term loans of up to $25 million, comprised of (i) an initial tranche of $10 million, (ii) a second tranche of $5 million, and (iii) a third tranche of $10 million. The secured revolving facility provided for loans in an aggregate principal amount of up to $10 million, subject to a borrowing base equal to certain percentages of the Company’s eligible accounts receivable and inventory, as determined in accordance with the terms of the MidCap Credit Agreement.

On November 8, 2023, the Company entered into a Credit and Guaranty Agreement (the “Perceptive Credit Agreement”), by and among the Company (as borrower), Apyx China Holding Corp. and Apyx Bulgaria EOOD, the Company’s wholly-owned subsidiaries (as subsidiary guarantors), and Perceptive Credit Holdings IV, LP (as initial lender and administrative agent)(“Perceptive”), and the lenders from time to time party thereto.

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The Perceptive Credit Agreement provides for a facility of up to $45 million, consisting of senior secured term loans. The Perceptive Credit Agreement provides for (i) an initial loan of $37.5 million and (ii) a delayed draw loan of $7.5 million.

For a more in depth description of the terms of the MidCap Credit Agreement and the Perceptive Credit Agreement, see Note 7.

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

Management believes that the actions already taken, including replacing the MidCap Credit Agreement with the Perceptive Credit Agreement, alleviate the conditions that raised substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date of issuance of its unaudited condensed consolidated financial statements.

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

Inventories consisted of the following:

(In thousands)	September 30, 2023	December 31, 2022
Raw materials	$4,578	$4,979
Work in process	2,522	2,160
Finished goods	4,796	5,115
Gross inventories	11,896	12,254
Less: provision for obsolescence	(611)	(457)
Inventories, net	$11,285	$11,797

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 4.     PROPERTY AND EQUIPMENT

(In thousands)	September 30, 2023 (Unaudited)	December 31, 2022
Land	$—	$1,600
Building and improvements	—	4,426
Machinery and equipment	2,635	2,613
Furniture and fixtures	216	211
Computer equipment and software	1,079	1,420
Leasehold improvements	178	178
Molds	1,017	847
Total property, plant and equipment	5,125	11,295
Less: accumulated depreciation and amortization	(3,489)	(5,041)
Property and equipment in service	1,636	6,254
Construction in progress	457	507
Property and equipment, net	$2,093	$6,761

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

On May 8, 2023, the Company closed on the Purchase Agreement and concurrently executed a 10-year agreement to leaseback the underlying Property from the Purchaser (see Note 5). The Company received net cash proceeds of approximately $6,600,000, after withholding the security deposit of approximately $0.6 million, equal to one year's rent, taxes, first months rent, expenses, and fees. The $2,700,000 gain on this transaction is presented in gain on sale-leaseback in the accompanying Condensed Consolidated Statement of Operations for the nine months ended September 30, 2023.

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

Information about the Company’s weighted average remaining operating lease terms and discount rate assumptions are as follows:

	September 30, 2023	December 31, 2022
Weighted average remaining lease term (in years)	9.2	4.4
Weighted average discount rate	8.42%	2.54%

Maturities of operating lease liabilities as of September 30, 2023 are as follows:

(In thousands)
2023	$190
2024	773
2025	799
2026	826
2027	855
Thereafter	4,516
Total lease payments	7,959
Less imputed interest	(2,657)
Present value of lease liabilities	5,302
Less current portion of lease liabilities	(310)
Long-term portion of lease liabilities	$4,992

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 6.     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Accrued payroll	$879	$563
Accrued bonuses	1,188	—
Accrued commissions	1,183	847
Accrued product warranties	386	391
Accrued product liability claim insurance deductibles	2,060	1,825
Accrued professional fees and legal related contingent liabilities	607	901
Joint and several payroll liability	—	345
Short-term contract liabilities	712	853
Uncertain tax positions	—	2,079
Sales tax payable	245	245
Other accrued expenses and current liabilities	654	879
Total accrued expenses and other current liabilities	$7,914	$8,928

During April 2023, the Company was relieved of the remainder of its joint and several payroll liability due to the lapse of the statute of limitations. This adjustment is included in other (expense) income, net for the nine months ended September 30, 2023.

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 7.     DEBT

Included in interest expense for the three and nine months ended September 30, 2023 are $36,000 and $87,000, respectively, of amortization of the debt issuance costs and $81,000 and $198,000, respectively, of amortization of the debt discounts including accretion of the exit fee on the term loan. Included in interest expense for the three and nine months ended September 30, 2023 are $25,000 and $62,000, respectively, of amortization of the debt issuance costs and $3,000 and $7,000, respectively, of amortization of the debt discount on the revolving facility.

The Company’s term loan, net consists of the following at September 30, 2023:

(In thousands)
Term loan	$10,000
Unamortized debt issuance costs	(414)
Unamortized debt discount, including accretion of exit fee	(577)
Term loan, net	$9,009

The term loan, net was paid in full on November 8, 2023 in connection with the execution of the Perceptive Credit Agreement. The Company is still determining the appropriate accounting treatment for the MidCap Credit Agreement and Perceptive Credit Agreement. While the Perceptive Credit Agreement contains a subjective acceleration clause, management has determined that there is remote probability that Perceptive would accelerate of the obligations under the subjective acceleration clause. Accordingly, term loan, net has been presented as a long term liability in the accompanying condensed consolidated balance sheet as of September 30, 2023. The Company expects to record a loss on extinguishment of the MidCap Credit Agreement of approximately $2.5 million in connection with the write-off of unamortized debt issuance costs, debt discounts and unamortized debt premiums.

MIDCAP CREDIT AGREEMENT

On February 17, 2023, the Company entered into a Credit, Security and Guaranty Agreement (the “MidCap Credit Agreement”), by and among the Company (as borrower) and Apyx China Holding Corp., the Company’s wholly-owned subsidiary (as guarantor), and MidCap Funding IV Trust (as agent), and MidCap Financial Trust (as term loan servicer), and the lenders party thereto from time to time (collectively “MidCap”).

The MidCap Credit Agreement provided for an up to $35 million facility, consisting of senior secured term loans and a secured revolving facility. The MidCap Credit Agreement provided for senior secured term loans of up to $25 million, comprised of (i) an initial tranche of $10 million, (ii) a second tranche of $5 million, and (iii) a third tranche of $10 million. The secured revolving facility provided for loans in an aggregate principal amount of up to $10 million, subject to a borrowing base equal to percentages of eligible accounts receivable and inventory determined in accordance with the MidCap Credit Agreement. The MidCap Credit Agreement was to mature on February 1, 2028. The outstanding borrowings under the MidCap Credit Agreement were repaid in full using proceeds from the execution of the Perceptive Credit Agreement.

Term Loans

The initial tranche of $10 million was fully funded on February 17, 2023 less transaction costs. Subject to certain terms and conditions of the MidCap Credit Agreement, the second tranche would be available between June 30, 2023 and December 31, 2023 and the third tranche would be available between January 1, 2024 and September 30, 2024, respectively. The Company’s ability to access these additional tranches was conditioned upon, among other things, the achievement of certain minimum revenue targets.

Each term loan bore interest at a floating rate reset monthly based on an adjusted one month SOFR plus 0.1%, subject to a floor of 2.5%, plus 7.35% calculated on a 360 day basis (12.8% at September 30, 2023). Interest was payable monthly in arrears on the first day of each month.

The first twenty-four (24) months of the term loans constituted an interest-only period (with a possible twelve (12) month extension). Subsequent to the interest-only period, the outstanding principal amount of the term loans was to be repayable in thirty-six (36) equal monthly payments (or twenty-four (24) with the extension). All remaining outstanding principal, together with all accrued and unpaid interest, was to be due at maturity on February 1, 2028. The term loans could be voluntarily prepaid in full, or in part, at any time, subject to terms and conditions set forth in the MidCap Credit Agreement. Additionally, the term loans were subject to mandatory prepayment fees, pursuant to the terms of the MidCap Credit Agreement. Prepayments of the

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

term loans are subject to fees of 3%, 2%, and 1% of the prepayment amounts made during the first year, second year, and thereafter, respectively. At the time of the final payment of the term loans, the Company was also obligated to pay an exit fee of 4% of the total amount funded thereunder. The exit fee was being accreted over the life of the MidCap Credit Agreement utilizing the effective interest method. In connection with the satisfaction of the MidCap Credit Agreement, the Company paid MidCap a prepayment fee of 3% and the full 4% exit fee with proceeds from the Perceptive Credit Agreement discussed below.

As the MidCap Credit Agreement contained a subjective acceleration clause and the Company has experienced recurring losses, outstanding borrowings have been presented as a current liability in the accompanying condensed consolidated balance sheet as of September 30, 2023.

Revolving Facility

The Company could borrow, repay and reborrow under the revolving facility until February 1, 2028, at which time the facility would terminate and all outstanding amounts thereunder, including all accrued and unpaid interest, must have been repaid. Borrowings were limited to the lesser of the Company’s borrowing base and the revolving commitment of $10,000,000.

In connection with the revolving facility, the Company was required to maintain a lockbox account for the benefit of MidCap. Funds deposited into the lockbox account were swept daily to MidCap and applied to outstanding borrowings under the revolving agreement 5 days after the receipt of the funds by MidCap. Any balances in excess of the revolving borrowings were promptly returned to the Company.

Loans made under the revolving facility bore interest at a floating rate based on an adjusted one month SOFR plus 0.1%, subject to a floor of 2.5%, plus 4.00% calculated on a 360 day basis (9.4% at September 30, 2023). The Company was obligated to pay a fee equal to 0.5% per annum on the outstanding balance of the revolving loans and the average unused portion of the available revolving commitments, respectively. Additionally, if the revolving facility was terminated or reduced before maturity, the Company was subject to a deferred origination fee. Terminations and reductions of the commitments were subject to fees of 3%, 2%, and 1% of the terminated or reduced commitments during the first year, second year, and thereafter, respectively. The Company was also required to maintain a minimum balance of 30% of the lesser of the borrowing base or $10 million under the revolving facility. If the average outstanding balance for a month was less than the minimum balance, the Company paid a minimum balance fee for the difference between the minimum balance and the average outstanding balance for the month at the highest rate for the revolving loans during the month. For such loans, interest and fees were payable monthly on the first day of each month. In connection with the satisfaction of the MidCap Credit Agreement, the Company paid MidCap a deferred origination fee of 3% of the revolving commitment with proceeds from the Perceptive Credit Agreement discussed below.

As of September 30, 2023, the Company had drawn no amounts on the revolving facility. As of September 30, 2023, the Company had approximately $7,800,000 available to be drawn on the revolving facility. As the MidCap Credit Agreement contained a subjective acceleration clause and the Company was required to maintain a lockbox, any amounts drawn on the revolving facility would be presented as a current liability in the consolidated balance sheet.

Collateral

The obligations of the Company under the MidCap Credit Agreement were secured by first priority liens on substantially all of its assets.

Covenants

The MidCap Credit Agreement contained customary affirmative and negative covenants, including covenants limiting the ability of the Company and its subsidiaries, among other things, to incur debt, grant liens, make distributions, enter certain restrictive agreements, pay or modify subordinated debt, dispose of assets, make investments and acquisitions, enter into certain transactions with affiliates, and undergo certain fundamental changes, in each case, subject to limitations and exceptions.

The MidCap Credit Agreement also required the Company to satisfy certain financial covenants, including minimum trailing twelve (12) month net revenue targets relating to its Advanced Energy segment (tested quarterly), with year-end targets of $49 million, $60 million and $70 million for 2023, 2024, and 2025, respectively. Additionally, the Company had to maintain a balance of $10 million in cash and cash equivalents during the duration of the MidCap Credit Agreement’s term.

As of September 30, 2023, the Company was not in compliance with the minimum trailing twelve month net revenue financial covenant. As a result of the repayment of amounts outstanding under the MidCap Credit Agreement with proceeds from the Perceptive Credit Agreement discussed below, there were no implications to the Company from this event of noncompliance.

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Events of Default

The MidCap Credit Agreement also contained customary Events of Default that include, among other things, certain payment defaults, cross defaults to certain other contracts and indebtedness, covenant defaults, inaccuracy of representations and warranties, bankruptcy and insolvency defaults, judgment defaults, change of control defaults, defaults related to the failure to remain registered with the Securities and Exchange Commission and listed for trading on the Nasdaq Stock Market, and any material adverse change.

Upon the occurrence and during the continuance of an Event of Default under the MidCap Credit Agreement, the respective administrative agent, if requested by the respective lenders, could, among other things, (i) suspend or terminate commitments, as well as obligations of the relevant administrative agent and lenders, (ii) declare all outstanding obligations under the agreement (including principal and accrued and unpaid interest) immediately due and payable, and (iii) exercise the other rights and remedies provided for under the agreement. The MidCap Credit Agreement provided that, under certain circumstances, a default interest rate would apply on all obligations under such agreement during the existence of an Event of Default, at a per annum rate equal to 2% in excess of the applicable interest rate.

The Company bifurcated a derivative liability related to the potential acceleration triggered upon an event of default (contingent put option) and the supplemental interest upon an event of default features of the MidCap Credit Agreement. The bifurcated derivative is de minimis to the Company’s unaudited condensed consolidated financial statements.

Issuance of Warrants

In connection with the Company’s obligations under the MidCap Credit Agreement, the Company issued to a statutory trust of MidCap Financial warrants to purchase up to 250,000 shares of its common stock, par value $0.001, with an exercise price of $3.40 per share.

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

Debt Issuance Costs

In connection with entering into the MidCap Credit Agreement, the Company incurred debt issuance costs of approximately $1.8 million, comprised primarily of commissions paid to the financial advisor. These costs were allocated to the issued and unissued term loans and the revolving facility. The costs allocated to the issued term loan were being amortized using the effective interest method over the life of the loan. The costs allocated to the unissued term loans have been deferred and were being amortized over the life of the term loans starting at the issuance date. The Company recognized the deferred costs at the point that the Company’s rights to borrow on the term loans expired. The costs allocated to the revolving facility were to be recognized on a straight-line basis over the term of the MidCap Credit Agreement. The Company expects to recognize all unamortized costs in loss on extinguishment of the MidCap Credit Agreement.

The costs allocated to the issued term loan have been presented as a reduction of the term loan in the accompanying unaudited condensed consolidated balance sheet. The costs allocated to the unissued term loans and the revolving facility have been presented in prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheet.

PERCEPTIVE CREDIT AGREEMENT

On November 8, 2023, the Company entered into a Credit and Guaranty Agreement (the “Perceptive Credit Agreement”), by and among the Company (as borrower), Apyx China Holding Corp. and Apyx Bulgaria EOOD, the Company’s wholly-owned subsidiaries (as subsidiary guarantors), and Perceptive Credit Holdings IV, LP (as initial lender and administrative agent)(“Perceptive”), and the lenders from time to time party thereto.

The Perceptive Credit Agreement provides for a facility of up to $45 million, consisting of senior secured term loans. The Perceptive Credit Agreement provides for (i) an initial loan of $37.5 million and (ii) a delayed draw loan of $7.5 million. The Credit Agreement matures on November 8, 2028.

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Loans

The initial loan of $37.5 million was fully funded on November 8, 2023, with approximately $11.0 million of the proceeds used to payoff the obligations under the MidCap Credit Agreement, including approximately $1.0 million of related prepayment penalties and exit fees, and $2.5 million for transaction fees and other expenses incurred in connection with the Perceptive Credit Agreement, which includes a 2% fee of the total facility payable to Perceptive at closing. The delayed draw loan is available until December 31, 2024, conditioned upon, among other things, the achievement of a minimum revenue target. After repayment of the MidCap Credit Agreement and payment of transaction fees and other expenses in connection with the Perceptive Credit Agreement, the net proceeds of these loans will be used for working capital and general corporate purposes.

The initial loan and delayed draw loan bear interest at a floating rate based on one-month SOFR, subject to a floor of 5.0%, plus 7.0%. The first forty-eight (48) months of the loans constitute an interest-only period, with interest payable monthly on the last day of each month. Subsequent to the interest-only period, the outstanding principal amount of the loans is repayable in monthly payments of 3% of the outstanding balance on the payment date. All remaining outstanding principal, together with all accrued and unpaid interest, is due at maturity. The loans may be voluntarily prepaid in full, or in part, at any time, subject to terms and conditions set forth in the Perceptive Credit Agreement. Additionally, the loans are subject to mandatory prepayment obligations, pursuant to the terms of the Perceptive Credit Agreement. Prepayments of the loans are subject to fees of 10%, 9%, 6%, 4% and 2% of the prepayment amounts made during the first year, second year, third year, fourth year, and thereafter, respectively.

Collateral

The obligations of the Company under the Perceptive Credit Agreement are secured by first priority liens on substantially all of its assets.

Covenants

The Perceptive Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and its subsidiaries, among other things, to incur debt, grant liens, make distributions, enter certain restrictive agreements, pay or modify subordinated debt, dispose of assets, make investments and acquisitions, enter into certain transactions with affiliates, and undergo certain fundamental changes, in each case, subject to limitations and exceptions set forth in the Perceptive Credit Agreement. The Perceptive Credit Agreement also requires the Company to satisfy certain financial covenants, including minimum trailing twelve month net revenue targets relating to its Advanced Energy segment (tested quarterly), with year-end targets of $41.6 million, $57.0 million, $70.2 million, and $87.8 million for 2024, 2025, 2026, and 2027, respectively. Additionally, the Company must maintain a balance of $3 million in cash and cash equivalents during the duration of the Perceptive Credit Agreement’s term.

Events of Default

The Perceptive Credit Agreement also contains customary Events of Default (as defined in the Perceptive Credit Agreement) that include, among other things, certain payment defaults, cross defaults to certain other contracts and indebtedness, covenant defaults, inaccuracy of representations and warranties, bankruptcy and insolvency defaults, judgment defaults, change of control defaults, defaults related to the failure to remain registered with the Securities and Exchange Commission and listed for trading on the Nasdaq Stock Market, and any material adverse change.

Upon the occurrence and during the continuance of an Event of Default under the Perceptive Credit Agreement, the administrative agent, if requested by the respective lenders, may, among other things, (i) terminate commitments, (ii) declare all outstanding obligations under the agreement (including principal and accrued and unpaid interest) immediately due and payable, and (iii) exercise the other rights and remedies provided for under the agreement. The Perceptive Credit Agreement provides that, under certain circumstances, a default interest rate will apply on all obligations upon the occurrence and during the existence of an Event of Default, at a per annum rate equal to 3% in excess of the applicable interest rate.

Issuance of Warrants

In connection with the Company’s initial loan under the Perceptive Credit Agreement, the Company issued Perceptive warrants to purchase up to 1,250,000 shares of its common stock, par value $0.001, with an exercise price of $2.43 per share. Upon the

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

issuance of the delayed draw loan, if applicable, the Company will issue Perceptive warrants to purchase up to 250,000 shares of its common stock, par value $0.001, with an exercise price of equal to the 10-day volume weighted average sale price from the preceding business day.

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 8.     CHINA JOINT VENTURE

In 2019, the Company executed a joint venture agreement with its Chinese supplier (the “China JV”) whereby the Company has a 51% interest. The China JV has been consolidated in these condensed consolidated financial statements. The agreement required the Company to make capital contributions into the newly formed entity of approximately $357,000, of which approximately $203,000 and $154,000, respectively, were contributed during the years ended December 31, 2021 and 2020. In June 2023, the Company executed an amendment to the joint venture agreement to increase the amount of it’s registered capital. The amendment requires the Company to make additional capital contributions to the China JV of $255,000, of which $153,000 has been made as of September 30, 2023. As of the date of these condensed consolidated financial statements, the joint venture has not commenced principal operations.

Changes in the Company’s ownership investment in the China JV were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Beginning interest in China JV	$142	$269	$219	$317
Contributions	$153	$—	$153	$—
Net loss attributable to Apyx	$(48)	$(33)	$(125)	$(81)
Ending interest in China JV	$247	$236	$247	$236

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Numerator:
Net loss attributable to stockholders	$(4,629)	$(5,764)	$(9,106)	$(17,135)

Denominator:
Weighted average shares outstanding - basic and diluted	34,642	34,569	34,614	34,488

Loss per share:
Basic and diluted	$(0.13)	$(0.17)	$(0.26)	$(0.50)

Anti-dilutive instruments excluded from diluted loss per common share:
Options	7,713	6,635	7,713	6,635
Warrants	250	—	250	—

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

The Company recognized approximately $1,351,000 and $4,200,000, respectively, in stock-based compensation expense during the three and nine months ended September 30, 2023, as compared with $1,692,000 and $5,056,000, respectively, for the three and nine months ended September 30, 2022.

Stock option activity is summarized as follows:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2022	6,520,444	$7.12
Granted	1,527,865	2.63
Exercised	(57,000)	2.65
Canceled and forfeited	(278,546)	7.03
Outstanding at September 30, 2023	7,712,763	$6.27

The Company allows stock option holders to exercise stock-based awards by surrendering stock-based awards with an intrinsic value equal to the cumulative exercise price of the stock-based awards being exercised, referred to as net settlements. These surrenders are included in stock options exercised in the options rollforward above. For the three months ended September 30, 2023 and 2022, respectively, we received 6,662 and 55,853 options as payment in the exercise of 5,338 and 33,313 options. For the nine months ended September 30, 2023 and 2022, respectively, we received 10,967 and 92,520 options as payment in the exercise of 11,033 and 72,313 options.

Common shares required to be issued upon the exercise of stock options would be issued from authorized and unissued shares. The Company calculated the grant date fair value of options granted in 2023 (“2023 Grants”) utilizing a Black-Scholes model.

	2023 Grants
Strike price	$2.50	-	$4.21
Risk-free rate	3.6%	-	4.3%
Expected dividend yield	—
Expected volatility	85.8%	-	88.4%
Expected term (in years)	6

NOTE 11.     INCOME TAXES

Income tax (benefit) expense was approximately $(318,000) and $50,000 with effective tax rates of 6.4% and (0.9)% for the three months ended September 30, 2023 and 2022, respectively. For the three months ended September 30, 2023, the effective rate differs from the statutory rate primarily due to interest income on the Company's income tax refund that it received during the quarter, partially offset by the full valuation allowance recorded on the net operating loss (“NOL”) generated during the period. For the three months ended September 30, 2022, the effective rate differs from the statutory rate primarily due to the full valuation allowance recorded on the NOL generated during the period.

Income tax (benefit) expense was approximately $(2,519,000) and $216,000 with effective tax rates of 21.4% and (1.3)% for the nine months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023, the effective rate differs from the statutory rate primarily due to the reversal of the Company’s liability for uncertain tax positions, including accrued interest and penalties, of approximately $2.1 million, which were sustained upon the completion in January 2023 of the IRS examination of the Company's 2018 through 2020 income tax returns and interest income on the Company's

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

income tax refund, partially offset by the full valuation allowance on the NOL and net deferred tax assets generated during the period. For the nine months ended September, 2022, the effective rate differs from the statutory rate primarily due to the full valuation allowance recorded on the NOL generated during the period, combined with interest and penalties on uncertain tax positions.

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

During December 2021, the Company provided notice of contract termination to an international distributor of the Company. In March 2022, the Company received a letter from the former distributor citing improper contract termination and alleging damages. During 2022, the Company recorded an estimated loss of $250,000 in professional services in the accompanying Condensed Consolidated Statement of Operations for the nine months ended September 30, 2022. The Company has not experienced any movement on the matter since our response to the distributor in the fourth quarter of 2022. Accordingly, we have revised our estimated loss on the matter to $0 as it is no longer probable that a loss has been incurred. The reduction in estimated loss of $250,000 is included in professional services in the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2023.

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

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

probable and that a range of estimated losses is approximately $1,450,000 to $2,400,000. The Company recorded an estimated loss of $1,450,000 related to the matters during 2022. It is at least possible that a change in the actual amount of loss will occur in the near term, though management expects the actual amount of loss will be within the estimated range of losses.

On March 1, 2023, Shiva Stein as plaintiff filed a derivative complaint in the Court of Chancery of the State of Delaware, captioned Stein v. Makrides, et al., C.A. No. 2023-0239-MTZ (the “Stein Suit”) against individual members of the Company’s board of directors and naming the Company as a nominal defendant, primarily concerning the facts at issue in a previously disclosed federal securities class action lawsuit filed in 2019 and settled in 2020, captioned Pritchard v. Apyx Medical Corporation, et al., Case No. 8:19-cv-00919 (M.D. Fla.) (the “Pritchard Case”). The Stein Suit sought unspecified damages alleged to have resulted from purported breaches of fiduciary duty, unjust enrichment and related claims based on the same set of allegedly misleading statements and material omissions described in the settled Pritchard Case, which concerned the 2018-2019 clinical study conducted by the Company to evaluate the safety and efficacy of its J-Plasma technology for dermal resurfacing. On April 3, 2023, the Company formally moved to dismiss the case as time-barred and on other legal grounds, which triggered the plaintiff’s right to file an amended complaint. On July 12, 2023, plaintiff’s counsel informed the Company’s counsel that plaintiff Stein did not intend to file an amended complaint, and on July 17, 2023 plaintiff’s counsel filed a notice of voluntary dismissal. An order of the Court dismissing the Stein Suit, with prejudice, was entered on July 20, 2023.

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

Purchase Commitments

At September 30, 2023, the Company had purchase commitments totaling approximately $3.5 million, substantially all of which is expected to be purchased within the next twelve months.

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

The partner in the Company's China joint venture is also a supplier to the Company. For the three months ended September 30, 2023 and 2022, the Company made purchases from this supplier of approximately $50,000 and $85,000, respectively. For the nine months ended September 30, 2023 and 2022, the Company made purchases from this supplier of approximately $501,000 and $455,000, respectively. At September 30, 2023 and December 31, 2022, respectively, the Company had net payables to and receivables from this supplier approximately $12,000 and $8,000, respectively.

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

Summarized financial information with respect to reportable segments is as follows:

	Three Months Ended September 30, 2023
(In thousands)	Advanced Energy	OEM	Corporate & Other	Total
Sales	$9,836	$2,140	$—	$11,976

Income (loss) from operations	70	591	(5,298)	(4,637)

Interest income	—	—	248	248
Interest expense	—	—	(585)	(585)
Other loss, net	—	—	(19)	(19)
Income tax benefit	—	—	(318)	(318)

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	Three Months Ended September 30, 2022
(In thousands)	Advanced Energy	OEM	Corporate & Other	Total
Sales	$7,080	$2,034	$—	$9,114

(Loss) income from operations	(1,174)	356	(4,964)	(5,782)

Interest income	—	—	73	73
Interest expense	—	—	(1)	(1)
Other loss, net	—	—	(35)	(35)
Income tax expense	—	—	50	50

	Nine Months Ended September 30, 2023
(In thousands)	Advanced Energy	OEM	Corporate & Other	Total
Sales	$31,248	$6,439	$—	$37,687

(Loss) income from operations	(509)	1,795	(12,769)	(11,483)

Interest income	—	—	478	478
Interest expense	—	—	(1,362)	(1,362)
Other income, net	—	—	622	622
Income tax benefit	—	—	(2,519)	(2,519)

	Nine Months Ended September 30, 2022
(In thousands)	Advanced Energy	OEM	Corporate & Other	Total
Sales	$26,258	$5,641	$—	$31,899

(Loss) income from operations	(3,765)	1,142	(15,006)	(17,629)

Interest income	—	—	93	93
Interest expense	—	—	(12)	(12)
Other income, net	—	—	551	551
Income tax expense	—	—	216	216

International sales represented approximately 27.8% and 26.6% of total revenues for the three and nine months ended September 30, 2023, respectively, as compared with approximately 23.2% and 29.5% of total revenues for the three and nine months ended September 30, 2022, respectively.

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Revenue by geographic region, based on the customer's “ship to” location on the invoice, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Sales by Domestic and International
Domestic	$8,652	$6,997	$27,660	$22,492
International	3,324	2,117	10,027	9,407
Total	$11,976	$9,114	$37,687	$31,899

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

While sales were continuing to grow into the first quarter of 2022 prior to the FDA Safety Communication, over the last few years, exclusive of our sale of the Core business segment to Symmetry Surgical during 2018, we have incurred recurring net losses and cash outflows from operations and we anticipate that losses will continue in the near term. During the year ended December 31, 2022, we incurred an operating loss of $23.6 million and used $20.3 million of cash in operations. During the nine months ended September 30, 2023, we incurred an operating loss of $11.5 million and used $11.1 million of cash in operations exclusive of the receipt of our tax refund of approximately $8.1 million. As of September 30, 2023, we had cash and cash equivalents of $22.1 million, of which we must maintain $10.0 million under our Credit Agreement. These conditions raise substantial doubt about our ability to continue as a going concern for a period of at least one year from the date of issuance of these unaudited condensed consolidated financial statements.

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

The Credit Agreement provided for an up to $35 million facility, consisting of senior secured term loans and a secured revolving facility. The Credit Agreement provided for senior secured term loans of up to $25 million, comprised of (i) an initial tranche of $10 million, (ii) a second tranche of $5 million, and (iii) a third tranche of $10 million. The secured revolving facility provided for loans in an aggregate principal amount of up to $10 million, subject to a borrowing base equal to certain percentages of the Company’s eligible accounts receivable and inventory, as determined in accordance with the terms of the Credit Agreement.

On November 8, 2023, we entered into a Credit and Guaranty Agreement (the “Perceptive Credit Agreement”) with Perceptive Credit Holdings IV, LP (as initial lender and administrative agent)(“Perceptive”), and the lenders from time to time party thereto.

The Perceptive Credit Agreement provides for a facility of up to $45 million, consisting of senior secured term loans. The Perceptive Credit Agreement provides for (i) an initial loan of $37.5 million and (ii) a delayed draw loan of $7.5 million.

For a more in depth description of the terms of the MidCap Credit Agreement and the Perceptive Credit Agreement,, see Note 7 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

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

For a more in depth description of the terms of the Purchase Agreement, see Notes 4 and 5 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

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

We believe that the actions already taken, including replacing the MidCap Credit Agreement with the Perceptive Credit Agreement, alleviate the conditions that raised substantial doubt about the our ability to continue as a going concern for a period of at least one year from the date of issuance of our unaudited condensed consolidated financial statements.

We continue to drive sales in our Advanced Energy business by increasing the adoption and utilization of our handpieces by surgeons in the U.S. and fulfilling demand from distributors in our international markets. Management estimates that our products have been sold in more than 60 countries. As of September 30, 2023, we had a direct sales force of 36 field-based selling professionals and utilized 3 independent sales agencies. We also had 4 sales managers. This selling organization is focused on the use of Renuvion® in the cosmetic surgery market, supported by our global medical affairs team. This global team of clinical support specialists focuses on supporting our users to ensure optimal outcomes for their patients. In addition, we have invested in training programs and marketing-related activities to support accelerated adoption of Renuvion® into physicians’ practices.

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

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations

Sales

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2023	2022	Change	2023	2022	Change
Sales by Reportable Segment
Advanced Energy	$9,836	$7,080	38.9%	$31,248	$26,258	19.0%
OEM	2,140	2,034	5.2%	6,439	5,641	14.1%
Total	$11,976	$9,114	31.4%	$37,687	$31,899	18.1%
					(632,000)
Sales by Domestic and International
Domestic	$8,652	$6,997	23.7%	$27,660	$22,492	23.0%
International	3,324	2,117	57.0%	10,027	9,407	6.6%
Total	$11,976	$9,114	31.4%	$37,687	$31,899	18.1%

Total revenue increased by 31.4%, or approximately $2.9 million, for the three months ended September 30, 2023 when compared with the three months ended September 30, 2022. Advanced Energy segment sales increased 38.9%, or approximately $2.8 million, for the three months ended September 30, 2023 when compared with the three months ended September 30, 2022. The Advanced Energy sales increase was driven by domestic customers who upgraded their generators to our new Apyx One Console, which we launched in January 2023, and a higher average selling price on sales of new generators due to the introduction of the Apyx One Console. These domestic increases were accompanied by increases in generator and handpiece sales in international markets. OEM segment sales increased 5.2%, or approximately $0.1 million, for the three months ended September 30, 2023 when compared with the three months ended September 30, 2022. The increase in OEM sales was due to increases in sales volume to existing customers.

Total revenue increased by 18.1%, or approximately $5.8 million, for the nine months ended September 30, 2023 when compared with the nine months ended September 30, 2022. Advanced Energy segment sales increased 19.0%, or approximately $5.0 million, for the nine months ended September 30, 2023 when compared with the nine months ended September 30, 2022. The Advanced Energy sales increase was driven by domestic customers who upgraded their generator to our new Apyx One Console, which we launched in January 2023, and a higher average selling price on sales of new generators due to the introduction of the Apyx One Console. OEM segment sales increased 14.1%, or approximately $0.8 million, for the nine months ended September 30, 2023 when compared with the nine months ended September 30, 2022. The increase in OEM sales was due to increases in sales volume to existing customers as well as incremental new sales upon the commencement of the supply arrangement related to the completion of the development portion of some of our OEM development agreements.

International sales represented approximately 27.8% and 26.6% of total revenues for the three and nine months ended September 30, 2023, respectively, as compared with 23.2% and 29.5% of total revenues for the same period in the prior year. Management estimates our products have been sold in more than 60 countries through local dealers coordinated by sales and marketing personnel through our facilities in Clearwater, Florida and Sofia, Bulgaria.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2023	2022	Change	2023	2022	Change
Cost of sales	$3,998	$3,357	19.1%	$12,857	$11,009	16.8%
Percentage of sales	33.4%	36.8%		34.1%	34.5%

Gross profit	$7,978	$5,757	38.6%	$24,830	$20,890	18.9%
Percentage of sales	66.6%	63.2%		65.9%	65.5%
Gross profit for the three months ended September 30, 2023, increased 38.6% to $8.0 million, compared to $5.8 million for the same period in the prior year. Gross margin for the three months ended September 30, 2023, was 66.6%, compared to 63.2% for the same period in 2022. The increase in gross profit margins for the three months ended September 30, 2023 from the prior year period is primarily attributable to changes in the sales mix between our two segments, with our Advanced Energy segment comprising a higher percentage of total sales and product mix within our Advanced Energy segment. These increases were partially offset by geographic mix within our Advanced Energy segment, with international sales comprising a higher percentage of total sales.

Gross profit for the nine months ended September 30, 2023, increased 18.9% to $24.8 million, compared to $20.9 million for the same period in the prior year. Gross margin for the nine months ended September 30, 2023, was 65.9%, compared to 65.5% for the same period in 2022. The increase in gross profit margins for the nine months ended September 30, 2023 from the prior year period is primarily attributable to changes in the product mix within our Advanced Energy and OEM segments and geographic mix within our Advanced Energy segment, with domestic sales comprising a higher percentage of total sales.

Other Costs and Expenses
Research and development

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2023	2022	Change	2023	2022	Change
Research and development expense	$1,276	$1,061	20.3%	$3,596	$3,289	9.3%
Percentage of sales	10.7%	11.6%		9.5%	10.3%
Research and development expenses increased 20.3% for the three months ended September 30, 2023, primarily due to higher spending on our product development initiatives and clinical studies ($0.1 million) and increased labor and benefits costs from the same period in the prior year ($0.1 million).

Research and development expenses increased 9.3% for the nine months ended September 30, 2023, primarily due to higher spending on our product development initiatives and clinical studies ($0.2 million) and increased labor and benefits costs from the same period in the prior year ($0.1 million).
Professional services

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2023	2022	Change	2023	2022	Change
Professional services expense	$1,831	$1,936	(5.4)%	$5,165	$6,611	(21.9)%
Percentage of sales	15.3%	21.2%		13.7%	20.7%

Professional services expense decreased 5.4% for the three months ended September 30, 2023, primarily attributable to decreases in legal expenses ($0.1 million) and recruiting expenses ($0.1 million). These decreases were partially offset by an increase in board of directors option expense ($0.1 million).

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Professional services expense decreased 21.9% for the nine months ended September 30, 2023, primarily attributable to decreases in legal expenses ($1.2 million) associated with the estimated loss recorded in the prior year for the class action lawsuit and current year reversal of a legal loss contingency, accounting and audit fees ($0.1 million), physician consulting fees ($0.1 million) and board of directors option expense ($0.1 million).

Salaries and related costs

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2023	2022	Change	2023	2022	Change
Salaries and related expenses	$4,667	$3,871	20.6%	$14,770	$13,944	5.9%
Percentage of sales	39.0%	42.5%		39.2%	43.7%

During the three months ended September 30, 2023, salaries and related expenses increased 20.6%, primarily driven by increases in bonus expense ($0.7 million) and labor and benefits costs ($0.3 million). These increases were partially offset by lower stock based compensation expense ($0.2 million).

During the nine months ended September 30, 2023, salaries and related expenses increased 5.9%, primarily driven by increases in bonus expense ($1.0 million), temporary labor expenses ($0.3 million) and labor and benefits costs ($0.2 million) as compared to the same period in the prior year. These increases are partially offset by lower stock based compensation expense ($0.7 million).

Selling, general and administrative expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2023	2022	Change	2023	2022	Change
SG&A expense	$4,841	$4,671	3.6%	$15,474	$14,675	5.4%
Percentage of sales	40.4%	51.3%		41.1%	46.0%

During the three months ended September 30, 2023, selling, general and administrative expense increased 3.6%, primarily driven by increases in commissions ($0.3 million), bad debt expense ($0.1 million) and regulatory costs ($0.1 million). These increases were partially offset by lower employee meeting and training costs ($0.2 million) and lower insurance expense, including product liability claims on our policies ($0.1 million).

During the nine months ended September 30, 2023, selling, general and administrative expense increased 5.4%, primarily driven by increases in commissions ($0.7 million), travel expense ($0.4 million), insurance expense, including product liability claims on our policies ($0.3 million), and regulatory costs ($0.2 million). These increases were partially offset by decreases in advertising expense, including trade show fees and related costs ($0.4 million), employee meeting and training costs ($0.3 million) and bad debt expense ($0.1 million).

Gain on sale-leaseback

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Other income, net	—	$—	2,692	$—
Percentage of sales	—%	—%	7.1%	—%

During the nine months ended September 30, 2023, gain on sale-leaseback was approximately $2.7 million as a result of the gain on the sale and leaseback of our Clearwater, FL facility in May 2023.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Interest Income (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Interest income	$248	$73	$478	$93
Percentage of sales	2.1%	0.8%	1.3%	0.3%
Interest expense	(585)	$(1)	(1,362)	$(12)
Percentage of sales	(4.9)%	—%	(3.6)%	—%

Interest income increased approximately $0.2 million and $0.4 million, respectively, for the three and nine months ended September 30, 2023, when compared with the same periods the prior year. This increase is due to higher yields on our investments in money market funds and U.S. Treasury securities included in cash and cash equivalents, partially offset by a lower average balance.

Interest expense increased approximately $0.6 million and $1.4 million, respectively, for the three and nine months ended September 30, 2023, when compared with the same periods in the prior year. These increases are due to cash and noncash interest expense on the Credit Agreement executed on February 17, 2023.

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Income tax expense (benefit)	$(318)	$50	$(2,519)	$216
Effective tax rate	6.4%	(0.9)%	21.4%	(1.3)%

Our income tax expense was approximately $(318,000) and $50,000 with effective tax rates of 6.4% and (0.9)% for the three months ended September 30, 2023 and 2022, respectively. For the three months ended September 30, 2023 and 2022, the effective rate differs from the statutory rate primarily due to interest income on our income tax refund that we received during the quarter, partially offset by the full valuation allowance recorded on the net operating loss (“NOL”) generated during the period. For the three months ended September 30, 2022, the effective rate differs from the statutory rate primarily due to the full valuation allowance recorded on the NOL generated during the period.

Our income tax expense was approximately $(2,519,000) and $216,000 with effective tax rates of 21.4% and (1.3)% for the nine months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023, the effective rate differs from the statutory rate primarily due to the reversal of the our liability for uncertain tax positions, including accrued interest and penalties, of approximately $2.1 million, which were sustained upon the completion in January 2023 of the IRS examination of our 2018 through 2020 income tax returns and interest income on our income tax refund, partially offset by the full valuation allowance on the NOL and net deferred tax assets generated during the period. For the nine months ended September, 2022, the effective rate differs from the statutory rate primarily due to the full valuation allowance recorded on the NOL generated during the period, combined with interest and penalties on uncertain tax positions.

Liquidity and Capital Resources

At September 30, 2023, we had approximately $22.1 million in cash and cash equivalents as compared to approximately $10.2 million in cash and cash equivalents at December 31, 2022. Our working capital at September 30, 2023 was approximately $39.9 million compared with $31.1 million at December 31, 2022. The increase in working capital at September 30, 2023 was primarily due to proceeds received from the execution of the MidCap Credit agreement, the proceeds received upon the sale of our Clearwater, FL facility in May 2023 and the reversal of our liability for uncertain tax positions upon the completion in January 2023 of the IRS examination of our 2018, 2019 and 2020 income tax returns. This increase was partially offset by the the net loss we experienced through the first three quarters of 2023, excluding non-cash activity, comprised primarily of stock-based compensation.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

For the nine months ended September 30, 2023, net cash used in operating activities exclusive of the receipt of our income tax refund was approximately $11.1 million, which principally funded our loss from operations of $11.5 million, compared with net cash used in operating activities of approximately $15.8 million in the same period for 2022. As discussed in the Executive Level Overview, our operating loss, cash used in operations and current cash and cash equivalents balance of $22.1 million, of which we must maintain $10.0 million under our Credit Agreement, raise substantial doubt about our ability to continue as a going concern for a period of at least one year from the date of issuance of our unaudited condensed consolidated financial statements.

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

The Credit Agreement provided for an up to $35 million facility, consisting of senior secured term loans and a secured revolving facility. The Credit Agreement provided for senior secured term loans of up to $25 million, comprised of (i) an initial tranche of $10 million, (ii) a second tranche of $5 million, and (iii) a third tranche of $10 million. The secured revolving facility provided for loans in an aggregate principal amount of up to $10 million, subject to a borrowing base equal to certain percentages of the Company’s eligible accounts receivable and inventory, as determined in accordance with the terms of the Credit Agreement.

On November 8, 2023, the we entered into a Credit and Guaranty Agreement (the “Perceptive Credit Agreement”) with Perceptive Credit Holdings IV, LP (as initial lender and administrative agent)(“Perceptive”), and the lenders from time to time party thereto.

The Perceptive Credit Agreement provides for a facility of up to $45 million, consisting of senior secured term loans. The Perceptive Credit Agreement provides for (i) an initial loan of $37.5 million and (ii) a delayed draw loan of $7.5 million.

For a more in depth description of the terms of the MidCap Credit Agreement and the Perceptive Credit Agreement, see Note 7 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

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

For a more in depth description of the terms of the Purchase Agreement, see Notes 4 and 5 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

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

We believe that the actions already taken, including replacing the MidCap Credit Agreement with the Perceptive Credit Agreement, alleviate the conditions that raised substantial doubt about the our ability to continue as a going concern for a period of at least one year from the date of issuance of our unaudited condensed consolidated financial statements.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Net cash provided by investing activities for the nine months ended September 30, 2023 was $6.8 million related to the sale of our Clearwater, FL facility ($7.3 million), partially offset by investments in property and equipment ($0.4 million). Net cash used in investing activities for the nine months ended September 30, 2022 was $0.9 million related to investments in property and equipment.

Net cash provided by financing activities for the nine months ended September 30, 2023 was $8.3 million, which primarily related to proceeds received upon the execution of the Credit Agreement ($9.9 million) less debt issuance costs incurred in the transaction ($1.8 million).

At September 30, 2023, our borrowing availability under the revolving facility was approximately $7.8 million.

At September 30, 2023, we had purchase commitments totaling approximately $3.5 million, substantially all of which is expected to be purchased within the next twelve months.

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

As a result of historical losses and our expectation to continue to generate losses in the near future, we recorded a valuation allowance on our net deferred tax assets. Exclusive of the carryback provisions of the CARES Act and the associated income tax benefit recognized in 2020, we do not anticipate recording an income tax benefit related to our deferred tax assets. We will reassess the realization of deferred tax assets each reporting period and will be able to reduce the valuation allowance to the extent our results of operations improve, and it becomes more likely than not that the deferred tax assets will be realized. As Management has not fully determined the timing of when it will generate taxable income in the U.S., we continued to record a valuation allowance on the net deferred tax assets balance as of September 30, 2023.

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

Recent Accounting Pronouncements

See Note 2 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

APYX MEDICAL CORPORATION
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

APYX MEDICAL CORPORATION
ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has established and maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2023, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

In February 2023, we entered into a Credit, Security and Guaranty Agreement (“Credit Agreement”). We have developed new control activities around the accounting for the Credit Agreement, including the review and compliance with debt covenants. We are in the process of testing the effectiveness of the new controls. There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by the Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Apyx Medical Corporation

Date: November 9, 2023	By:	/s/ Charles D. Goodwin II
Charles D. Goodwin II
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 9, 2023	By:	/s/ Tara Semb
Tara Semb
Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer)