Form 10-K
period 2023-12-31
Apyx Medical Corp
filed 2024-03-21
CIK 719135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
	Commission File Number:	001-31885

APYX MEDICAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	11-2644611
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5115 Ulmerton Road, Clearwater, FL 33760
(Address of principal executive offices, zip code)
(727) 384-2323
(Issuer’s telephone number)
Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol	Name of each Exchange on which registered
Common Stock, $0.001 Par Value	APYX	Nasdaq Global Select Market
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
☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No ☒
The aggregate market value of the common stock held by non-affiliates and non-voting equity held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked prices of such common stock as of June 30, 2023, the registrant’s most recently completed second fiscal quarter, was approximately $167.9 million.
As of March 19, 2024, 34,643,926 shares of the registrant’s $0.001 par value common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

APYX MEDICAL CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
December 31, 2023
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
•our ability to conclude a sufficient number of attractive growth projects, make investments in amounts consistent with our objectives in the prosecution of those and achieve targeted risk-adjusted returns on any growth project, including the continued commercialization of our Helium Plasma Technology;
•the regulatory environment, including our ability to gain requisite approval from the U.S. Food and Drug Administration (“FDA”) and other governmental and regulatory bodies;
•our ability to estimate compliance costs, comply with any changes thereto, rates implemented by regulators, and our relationships and rights under, and contracts with, governmental agencies and authorities;
•disruptions or other extraordinary or force majeure events and the ability to insure against losses resulting from such events or disruptions, including disruptions caused by global pandemics;
•sudden or extreme volatility in commodity prices and availability, including supply chain disruptions;
•changes in competitive dynamics affecting our business and the medical device industry as a whole including potential impact of GLP-1 medications used for weight-loss on the industry;
•technological innovations leading to increased competition in the medical device industry;
•changes in healthcare policy;
•our ability to make alternate arrangements to account for any disruptions or shutdowns that may affect suppliers’ facilities or the operations upon which our business is dependent including technical and mechanical systems;
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
•existing or potential litigation related to our Helium Plasma Technology and our ability to resolve litigation within insurance limits;
•cybersecurity breaches impacting critical systems or data; and
•work interruptions or other labor stoppages.

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

We are an advanced energy technology company with a passion for elevating people’s lives through innovative products, including our Helium Plasma Technology products marketed and sold as Renuvion® in the cosmetic surgery market and J-Plasma® in the hospital surgical market. Our primary focus is on the cosmetic surgery market where Renuvion offers plastic surgeons, facial plastic surgeons and cosmetic physicians a unique ability to provide controlled heat to the tissue to achieve their desired results. We also leverage our deep expertise and decades of experience in unique waveforms through original equipment manufacturing (“OEM”) agreements with other medical device manufacturers.

Recent Business Developments

On March 14, 2022, the U.S. Food and Drug Administration (“FDA”) posted a Safety Communication that warned consumers and health care providers against the use of our Advanced Energy products outside of their FDA-cleared indications for general use in cutting, coagulation, and ablation of soft tissue during open and laparoscopic surgical procedures. Following the Safety Communication, we experienced reduced demand for the adoption of our Helium Plasma Technology.

On May 26, 2022, we announced that we received 510(k) clearance from the FDA for the use of the Renuvion Dermal handpiece for specific dermal resurfacing procedures. On July 18, 2022, we announced that we received 510(k) clearance from the FDA for the use of the Renuvion APR handpiece for certain skin contraction procedures.

On June 2, 2022 and July 21, 2022, the FDA updated the Medical Device Safety Communication to recognize the new 510(k) clearances for the Renuvion Dermal handpiece, and the expanded indications for the Renuvion APR handpiece. The 510(k) clearance for the Renuvion Dermal handpiece allows surgeons to perform dermal resurfacing procedures for the treatment of moderate to severe wrinkles and rhytides, limited to patients with Fitzpatrick Skin Types I, II or III. The 510(k) clearance for the Renuvion APR handpiece now addresses improving the appearance of lax (loose) skin in the neck and submental region.

On February 27, 2023, we announced that we received 510(k) clearance from the FDA for the use of the Renuvion APR handpiece for the delivery of radiofrequency energy and/or helium plasma where coagulation/contraction of soft tissue is needed. Soft tissue includes subcutaneous tissue.

On April 28, 2023, we announced that we received 510(k) clearance from the FDA for the use of the Renuvion APR handpiece for coagulation of subcutaneous soft tissues following liposuction for aesthetic body contouring.

On May 10, 2023, the FDA updated the Safety Communication to inform consumers and healthcare providers about the clearance for the Renuvion APR handpiece for coagulation of subcutaneous soft tissues following liposuction.

On June 14, 2023, we announced that we received 510(k) clearance from the FDA for the Renuvion Micro handpiece, a new addition to the Renuvion production family. The Renuvion Micro handpiece was cleared with an indication for the delivery of radiofrequency energy and/or helium plasma where coagulation/contraction of soft tissue is needed. Soft tissue includes subcutaneous tissue.

While we expected that receiving these clearances would materially mitigate the financial effects of the Safety Communication in future periods, we continue to experience reduced demand for the adoption and utilization of our technology and we believe that this may have an adverse effect in future periods.

APYX MEDICAL CORPORATION

Liquidity

We have incurred recurring net losses and cash outflows from operations and we anticipate that losses will continue in the near term. For the year ended December 31, 2023, we incurred a loss from operations of $17.3 million and used $5.2 million of cash in operations, which is inclusive of the receipt of our tax refund of approximately $8.1 million. As of December 31, 2023, we had cash and cash equivalents of $43.7 million. We plan to continue to fund our operations and capital funding needs through existing cash, sales of our products and if necessary additional equity and/or debt financing. However, we cannot be certain that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our existing stockholders. The sale of additional equity would result in dilution to our stockholders. Incurring additional debt financing would result in further debt service obligations, and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. If we are unable to raise additional capital in sufficient amounts or on acceptable terms, we may be required to delay, limit, reduce, or terminate our sales, marketing and product development. Any of these actions could harm our business, results of operations and prospects.

On November 22, 2022, we filed a shelf registration statement providing us the ability to register and sell our securities in the aggregate amount up to $100 million. The shelf registration included an embedded at-the-market (“ATM”) facility for up to $40 million. To date we have not utilized this facility.

On February 17, 2023, we entered into a Credit, Security and Guaranty Agreement (the “MidCap Credit Agreement”) with MidCap Funding IV Trust (as agent), and MidCap Financial Trust (as term loan servicer), and the lenders party thereto from time to time.

The MidCap Credit Agreement provided for an up to $35 million facility, consisting of senior secured term loans and a secured revolving facility. The MidCap Credit Agreement provided for senior secured term loans of up to $25 million, comprised of (i) an initial tranche of $10 million, (ii) a second tranche of $5 million, and (iii) a third tranche of $10 million. The secured revolving facility provided for loans in an aggregate principal amount of up to $10 million, subject to a borrowing base equal to certain percentages of the Company’s eligible accounts receivable and inventory, as determined in accordance with the terms of the MidCap Credit Agreement. The MidCap Credit Agreement was extinguished when, on November 8, 2023, we entered into a Credit and Guaranty Agreement (the “Perceptive Credit Agreement”), by and among Apyx Medical (as borrower), Apyx China Holding Corp. and Apyx Bulgaria EOOD, our wholly-owned subsidiaries (as subsidiary guarantors), and Perceptive Credit Holdings IV, LP (as initial lender and administrative agent)(“Perceptive”), and the lenders from time to time party thereto. The Perceptive Credit Agreement provides for a facility of up to $45 million, consisting of senior secured term loans. The Perceptive Credit Agreement provides for (i) an initial loan of $37.5 million and (ii) a delayed draw loan of $7.5 million.

For a more in depth description of the terms of the MidCap Credit Agreement and the Perceptive Credit Agreement, see Note 11 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

On February 27, 2023, our Board of Directors approved a plan to sell and leaseback our real property located in Clearwater, FL. On March 14, 2023, we entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with VK Acquisitions VI, LLC (the “Purchaser”), for the sale of our facility located at 5115 Ulmerton Road, Clearwater, Florida, as more fully described in the Purchase Agreement (collectively, the “Property”) for a purchase price of $7,650,000. On May 8, 2023, the Company closed on the Purchase Agreement and concurrently executed a 10-year agreement to leaseback the underlying Property from the Purchaser.

For a more in depth description of the terms of the Purchase Agreement see Notes 6 and 7 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

During January 2023, we were notified that the Internal Revenue Service (“IRS”) examination process of our 2018, 2019 and 2020 tax returns was complete and that our tax refunds were approved for approximately $0.2 million more than the amount recorded in our Consolidated Balance Sheet at December 31, 2022. On August 10, 2023, the Company received $8.1 million from the IRS, which included approximately $0.4 million of interest on the $7.7 million of income tax refunds.

We also continue to reassess our operating expenditures and cost structure to be commensurate with our expected levels of revenue and we have the ability to reduce or delay expenditures to enhance and preserve liquidity.

We continue to focus our efforts to increase the adoption of our Advanced Energy technology and utilization of our handpieces by surgeons in the U.S. and fulfilling demand from distributors in our international markets. Management estimates that our

APYX MEDICAL CORPORATION
products have been sold in more than 60 countries. As of December 31, 2023, we had a direct sales force of 31 field-based selling professionals and utilized 3 independent sales agencies. We also had 4 sales managers. This selling organization, along with our international network of distributors, is focused on the use of Renuvion in the cosmetic surgical markets, supported by our global medical affairs team. This global team of clinical support specialists focuses on supporting our users to ensure optimal outcomes for their patients. In addition, we have invested in training programs and marketing-related activities to support accelerated adoption of Renuvion into surgeons' practices.

We strongly encourage investors to visit our website: www.apyxmedical.com to view the most current news and to review our filings with the Securities and Exchange Commission.

Significant Subsidiaries

Apyx Bulgaria, EOOD is a wholly owned limited liability company incorporated under Bulgarian law, located in Sofia, Bulgaria. It is engaged in the business of development and manufacturing of our advanced energy generators, as well as the manufacturing of our single-use handpieces and accessories, and development and manufacturing of OEM generators and related accessories. The facility also distributes products directly to customers in certain international markets and provides warranty and repair services.

Joint Venture

In 2019, the Company executed a joint venture agreement with its Chinese supplier whereby the Company has a 51% ownership interest, to establish a presence in the Chinese market for the manufacturing and sale of our Advanced Energy products. As of the date of this report, the joint venture has not commenced its principal operations.

Industry

The cosmetic surgery market is a special segment of the medical field which is involved in the restoration, reconstruction, or alteration of the human body so as to enhance the body’s appearance. The market for cosmetic surgery includes surgical, minimally invasive, and nonsurgical cosmetic procedures. This market is expected to have steady growth year-over-year and this growth is driven by social and cultural factors such as the influence of social media, societal influence for appearance and beauty, and increasing disposable income. According to the recent International Society of Aesthetic Plastic Surgery (“ISAPS”) 2022 Global Survey report, liposuction procedures grew 21.1% year-over-year, and continues to be the number one aesthetic surgical procedure globally. Currently, the majority of procedures utilizing our Renuvion technology occur in conjunction with liposuction procedures.

Glucagon-like peptide -1 peptide receptor agonists (GLP-1’s), such as Mounjaro®, Wegov® and Ozempic®, are prescribed for the treatment of diabetes in combination with exercise to improve glycemic control. GLP-1’s have also been found to mimic the GLP-1 satiety hormone in our bodies. When one eats, GLP-1 is released in the small intestines regulating blood sugar and sending signals to the brain centers that control appetite. Studies have shown patients taking GLP-1’s have loss of body weight, Currently, two GLP-1’s are cleared by the FDA for weight loss, but we anticipate a number of additional drug candidates will be cleared as well as, oral versions of these injectable medications.

We believe the increased use of GLP-1’s may have an initial negative impact on the number of liposuction procedures, but in the long term, as these drugs have a ripple effects that will drive people towards plastic surgery, they will provide a tailwind for sales of our Renuvion products. The rapid weight loss from these drugs may cause what is known as “Ozempic Butt” characterized by sagging skin on the butt. Rapid weight loss can contribute to loose skin, particularly in the curvier areas of the body. To address this, the cosmetic surgery market is focusing on body contouring. Body contouring is a customizable treatment for patients to target specific fat deposits, engage in fat transfer, and treatments to address skin laxity. Renuvion is the only FDA approved device for the treatment of this issue post liposuction. Additionally, Renuvion may be used to treat skin laxity without the use of liposuction, potentially increasing the total available market for our products.

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

APYX MEDICAL CORPORATION
customer-centric aesthetic medical device manufacturer have, and will continue to improve, the lives of doctors and their patients.

Intellectual Property

We rely on our intellectual property that we have developed or acquired over the years including patents, trade secrets, technical innovations and various licensing agreements to provide our future growth and build our competitive position. We have been issued 39 patents in the United States and 46 foreign patents. We have 17 pending patent applications in the United States and 48 pending foreign applications. We have 8 U.S. registered trademarks, 7 international registered trademarks, and 32 pending international trademark applications. As we continue to expand our intellectual property portfolio, we believe it is critical for us to continue to invest in filing patent applications to protect our technology, inventions and improvements. However, we can give no assurance that competitors will not infringe on our patent rights or otherwise create similar or non-infringing competing products that are technically patentable in their own right.

Manufacturing and Suppliers

We are committed to producing the most technically advanced and highest quality products of their kind available on the market. We manufacture the majority of our products on our premises in Clearwater, Florida and at our facility located in Sofia, Bulgaria, both of which are certified under the ISO13485:2016 international quality standards and are subject to continuing regulation and routine inspections by the FDA and other regulatory agencies to ensure compliance with regulations relating to our quality management system, medical device complaint reporting, and adherence to FDA and other country regulations on promotion and advertising. In addition, we are subject to regulations under the Occupational Safety and Health Act, the Environmental Protection Act and other federal, state and local regulations, as well as international laws and regulations.

We work closely with our suppliers to ensure that our raw material inventory needs are met, while maintaining high quality and reliability. To date, we have experienced some delays in locating and obtaining the materials necessary to fulfill our production requirements, but such delays have not caused a meaningful backlog of sales orders. However, it is possible that a prolonged disruption to the global supply chain could cause a backlog of sales orders in the future. We continue to work to find other sources of supply, where feasible, and have expedited the shipments of certain raw material items to adequately maintain our production and safety stock levels, resulting in higher shipping costs. We have also experienced some impact on the purchase prices of our raw materials due to inflation, global inventory shortages and increased demand across the manufacturing sector.

We maintain collaborative arrangements with three foreign suppliers, including our contract component manufacturer located in Ningbo, China, under which we request the development of certain products which we purchase pursuant to purchase orders. Our purchase order commitments are never more than one year in duration and are supported by our sales forecasts. In accordance with Defense Federal Acquisition Regulation Supplement 225.7022-5(b), to our knowledge, none of the products that we source are through entities manufacturing in the Xinjiang province.

In response to the global supply chain instability and inflationary cost increases, we continue to take action to minimize, as much as possible, any potential adverse impacts by working closely with our suppliers to closely monitor the availability of raw material components (i.e. semiconductors and plastics), lead times, and freight carrier availability. We expect global supply chain instability will continue to have an impact on our business, but to date that has not been material to our financial performance. The consequences of global supply chain instability, inflationary cost increases, and their adverse impact to the global economy, continue to evolve. Accordingly, the significance of the future impact to our business and financial statements remains subject to significant uncertainty.

Backlog

The value of unshipped factory orders is not material.

Sustainability

We have created an environmental, social and governance (“ESG”) structure by introducing a cross-functional ESG team which has been working with senior management, our board, and other stakeholders to develop an ESG framework that is aligned with our corporate mission, vision and values. Our ESG initiatives are sponsored by our CEO and CFO, and include a steering committee comprised of all members of the executive management team as well as some mid-level managers in certain areas

APYX MEDICAL CORPORATION
such as R&D, Regulatory and Quality. In July 2022, we published our first ESG report aligned with the Sustainability Accounting Standards Board (“SASB”) Medical Equipment industry standards.

Human Capital Management

At December 31, 2023, we had 252 full-time employees world-wide, of whom 4 were executive officers, 40 were supervisory personnel, 31 were sales personnel and 181 were technical support, administrative and production employees. None of our current employees are covered by a collective bargaining agreement and we have never experienced a work stoppage. During 2023, our voluntary employee turnover rate was approximately 10.2%.

Equal Opportunity

We have worked to create a culture that fosters employee engagement, where diverse talent is productive and passionate about the work they do. We continuously focus our efforts on cultivating and enhancing our working culture that embraces equal opportunity. Currently, over half of our global workforce is represented by women. In addition, in the U.S., approximately 33% of our employees are from minority ethnic/racial groups.

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
•All full-time employees are eligible for health insurance, paid and unpaid leave, a retirement plan, and life and disability/accident coverage. We also offer a variety of voluntary benefits that allow employees to select the options that meet their needs.

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

APYX MEDICAL CORPORATION

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

Part of our culture is to give back and support the communities and people around us. In 2023, we engaged in both employee volunteer and financial support in the areas of education and the environment. Such initiatives included the following by way of example:

•Throughout the year, we have provided supplies, including books, stationery, and classroom materials, to a local elementary school in need. Additionally, we have contributed financially to a local Ronald McDonald House, supporting families with sick children during challenging times.

•During the holiday season, we participated in local food drives to aid members of our local community. Furthermore, we participated in the Toys for Tots program, collecting toys and gifts for children from lower-income households.

•As part of our commitment to health and wellness, we organized a blood drive that serves as a critical lifeline for individuals in need of transfusions. Additionally, we actively support breast cancer awareness initiatives and fundraising events to support research, treatment, and other support services.

•We have made financial contributions to organizations dedicated to researching a cure for Amyotrophic Lateral Sclerosis (ALS) in an effort to improve health outcomes for those individuals diagnosed with this difficult disease.

These initiatives reflect a small part of our commitment to engage with our communities, support charitable causes, and foster a culture of social responsibility throughout our organization.

Outside of our communities, we also support Dr. Giovanni Betti, an accomplished plastic surgeon and loyal Renuvion customer in Mexico, who has established a foundation to support victims of implantation of biopolymers. Biopolymers are synthetic substances used by unscrupulous practitioners as fillers to augment anatomical locations in body contouring procedures. These substances are foreign to the human body and cause severe tissue reactions, illness, and sometimes death. Since most of the patients impacted by these procedures have limited economic means, they often can not afford the procedures they need to remove the biopolymers. We support Dr. Betti and his Reconstruyendo Suenos foundation by providing free Renuvion handpieces for these procedures.

Employee Health and Safety

The health and safety of our employees is our highest priority, and this is consistent with our operating philosophy. We provide a safe and healthy workplace for employees consistent with the requirements of the Occupational Safety and Health Act (“OSHA”). We aim to prevent any employee, visitor, customer, or person from being subjected to any health or safety risks. We provide annual training and expect our employees to diligently work towards the maintenance of safe and healthy working conditions, adhere to proper operating practices and procedures designed to prevent injury and illness, and conscientiously observe all safety regulations. Our commitment to the safety and well-being of our employees is shown through safety walkthroughs by our Safety Committee, as well as having an open-door policy, allowing employees to feel comfortable bringing up any safety concerns to management or Human Resources. Identified concerns and potential hazards are addressed immediately, which is evidenced by our low safety incident rate quarter over quarter. In 2023, we had no lost time accidents.

APYX MEDICAL CORPORATION
Our Two Business Segments

Our reportable segments are disclosed as principally organized and managed as two operating segments: Advanced Energy and OEM. “Corporate & Other” includes certain unallocated corporate and administrative costs which are not specifically attributed to any reportable segment. The OEM segment is primarily development and manufacturing contract and product driven, and all related expenses are recorded as cost of sales. Therefore no segment specific operating expenses are incurred.

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

For the year ended December 31, 2023, our Advanced Energy segment contributed 82.9% of our consolidated total revenue and our OEM segment contributed 17.1% of our consolidated total revenue.

Advanced Energy Segment

Overview

Our product portfolio consists of our Helium Plasma Technology that is marketed and sold as Renuvion in the cosmetic surgery market and J-Plasma in the hospital surgical market. Our primary focus is on the cosmetic surgery market where Renuvion offers plastic surgeons, facial plastic surgeons and cosmetic physicians a unique ability to provide controlled heat to the tissue to achieve their desired results. This technology has FDA clearance, CE mark, and clearance for sale in multiple other countries and is generally indicated for the cutting, coagulation and ablation of soft tissue. The system consists of an electrosurgical generator unit (“ESU”), a handpiece and a supply of helium gas. The proprietary radiofrequency (“RF”) energy is delivered to the handpiece by the ESU and used to energize an electrode. When helium gas passes over the energized electrode, helium plasma is generated which allows for conduction of the RF energy from the electrode to the patient in the form of a precise helium plasma beam. The energy delivered to the patient via the helium plasma beam is unique in that it allows for the application of heat to tissue in a way that is not possible with traditional monopolar or bipolar technologies. This technology has been the subject of over eighty-five peer-reviewed journal articles, book chapters, abstracts, and posters. It also continues to be the subject of numerous presentations at traditional and cosmetic surgery conferences around the world.

This technology initially received FDA clearance in 2012 and a CE mark in December 2014, which enables us to sell the product in the European Union. In 2014, we created and trained a direct sales force dedicated to sell this technology. In 2015, we continued the commercialization process for our Helium Plasma Technology with a multi-faceted strategy designed to accelerate adoption of the product. This strategy primarily involved deployment of a dedicated sales force, developing product line extensions and expanding the specialties in which we believe this technology can become the “standard of care” for certain procedures.

During 2023, we continued our full-scale, global, commercialization efforts for Renuvion in the cosmetic and plastic surgery markets. As of December 31, 2023, we had a direct sales force of 31 field-based selling professionals and utilized 3 independent sales agencies. We also had 4 sales managers. This selling organization, along with our international network of distributors, is focused on the use of Renuvion in the cosmetic surgery market, supported by our global medical affairs team. This global team of clinical support specialists focuses on supporting our users to ensure optimal outcomes for their patients. In addition, we have invested in training programs and marketing-related activities to support accelerated adoption of Renuvion into physicians’ practices.

From 2015 through 2023, we launched numerous new extensions to our Helium Plasma product lines in an effort to target new surgical procedures, users, and markets. Most notably, throughout 2021, we continued our launch of our Renuvion Apyx Plasma RF handpieces (“APR”) around the world. These handpieces were designed with improved ergonomics and usability for our Renuvion customers. As a result of our sales, marketing and product development initiatives, we have significantly increased the number of physicians using our Helium Plasma Technology by expanding usage to include the cosmetic surgery market in the U.S., and the cosmetic surgery market as well as the surgical oncology market outside the U.S. In late January 2023, we launched our recently FDA approved Apyx One Console in the U.S. This is a multi-functional generator incorporating an advanced 3-in-1 energy system that enables plastic and cosmetic surgeons to utilize Renuvion technology, together with full

APYX MEDICAL CORPORATION
monopolar and bipolar energy.
Key features of the Apyx One Console include adaptive and intuitive touch screens, procedural presets by body part, cloud connectivity, data sharing and logging, remote upgrade capabilities and system diagnostics, and an advanced gas system that measures and monitors gas volume and usage. In the fourth quarter of 2023, we launched the Renuvion Micro Handpiece which received FDA clearance in June 2023. The Renuvion Micro Handpiece features include a smaller instrument shaft which complements our existing product portfolio, providing our customers with a new option to facilitate soft tissue contraction in those cases that may benefit from the use of a handpiece with a smaller profile. The Renuvion Micro Handpiece is designed for use with the Apyx One Console.

In order to assist us in leveraging our Helium Plasma Technology’s precision and effectiveness in multiple surgical specialties, we continue to utilize our Medical Advisory Board which currently consists of 5 members representing the plastic surgery, facial plastic surgery, and cosmetic procedure specialties.

Our commercial strategy is primarily focused on advancing the usage of Renuvion in the cosmetic surgery market. In some of our international markets, we continue to provide support to our customers who have adopted our J-Plasma technology for the hospital surgical market. We continue to develop a clinical and regulatory strategy, and corresponding marketing campaigns, to support our market focus. We also continue to expand the reach of our global medical affairs team in order to provide clinical support to our customers in all markets.

We continue to make substantial investments in the development and marketing of our Renuvion technology for the long-term benefit of the Company and its stakeholders. This has and may continue to adversely affect our short-term operating performance and cash flows, particularly over the next 12 to 18 months. While we believe that these investments have the potential to generate additional revenues and profits in the future, there can be no assurance that our Helium Plasma Technology will continue to be successful or that such future revenues and profitability will be realized.

Customers

In the U.S., we primarily sell our Renuvion products through our direct sales force to physicians, cosmetic surgery offices and surgical centers. Outside of the U.S., our products are sold primarily through our distributor network.

Products

Our Advanced Energy Products consist of our Helium Plasma Technology lines (Renuvion and J-Plasma). These product lines consist of a multifunction generator, a handpiece and a supply of helium gas. RF energy is delivered to the handpiece by the generator and used to energize an electrode. When helium gas passes over the energized electrode, helium plasma is generated which allows for conduction of the RF energy from the electrode to the patient in the form of a precise helium plasma beam. The energy delivered to the patient via the helium plasma beam is unique in that it allows for the application of heat to tissue in a way that is not possible with traditional monopolar or bipolar technologies.

Helium Plasma Generator

While we did a limited launch of our Apyx One Console in the U.S. in the fourth quarter of 2022, full commercial launch of the generator in the U.S. and select international markets started in 2023. We continued the sales of our Renuvion System 3 generator, to markets outside the U.S. Our high frequency electrosurgical generators can be used for delivery of RF energy and/or helium plasma to cut, coagulate and ablate soft tissue during open and minimally invasive surgical procedures. This new generator was built for use with our Renuvion APR handpieces, and features enhanced capabilities such as a joule counter, capable of displaying energy delivered to the patient, and new Auto-Bipolar functionality, which expands the surgical capabilities of the system. These new product releases continue to expand the procedure base for our Helium Plasma Technology by providing surgeons with the tools they need to access additional anatomic locations and perform specific procedures.

Single-Use Handpiece Portfolio

We offer a variety of different hand pieces for open and laparoscopic procedures. The helium-based plasma generated from these devices has been shown to provide increased precision and control and cause less thermal damage to tissue than CO2 laser, argon plasma and RF energy products currently available on the market. The technology has a general indication and can

APYX MEDICAL CORPORATION
be used for cutting, coagulating and ablating soft tissue. The advantages of helium plasma continue to be studied throughout the medical and scientific communities. We believe that cosmetic surgery applications are the primary area of opportunity for this technology. In 2020, we completed the launch of our new generation APR handpieces in the U.S. market. During 2021, we began to launch these new handpieces in our international markets, designed specifically for minimally invasive use, with improved ergonomics and safety features. Discuss Micro here.

Competition

Currently, we are the only company with helium-based plasma products and four specific indications from the FDA. While the FDA Safety Communication did impact our sales, and we face competition from RF-based, argon plasma, and CO2 laser products within our target market, we still believe our competitive position did not change in 2023.

FDA and Other Government Regulations

Our business is subject to varying degrees of governmental regulation in the countries in which operations are conducted, and the general trend is toward increasingly stringent regulation and enforcement. We are subject to costly and complex U.S. and foreign laws and governmental regulations, and any adverse regulatory action may materially adversely affect our financial condition and business operations. In the U.S., the drug, device, and cosmetic industries have long been subject to regulation by various federal and state agencies, primarily as to product safety, efficacy, manufacturing, advertising, labeling and safety reporting. The exercise of broad regulatory powers by the FDA continues to result in increases in the amounts of testing and documentation required for FDA approval of new drugs and devices and a corresponding increase in the expense of product introduction. Similar trends are also evident in major markets outside of the U.S. The new medical device regulatory framework and the new privacy regulations in Europe and in other countries are examples of such increased regulation.

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

The regulatory agencies under whose purview the Company operates have administrative powers that may subject it to actions such as product withdrawals, recalls, seizure of products and other civil and criminal sanctions. In some cases, the Company may deem it advisable to initiate product recalls.

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

On March 14, 2022, the FDA posted a Safety Communication that warns consumers and health care providers against the use of our Advanced Energy products outside of their FDA-cleared indications for general use in cutting, coagulation, and ablation of soft tissue during open and laparoscopic surgical procedures. Following the Safety Communication, we experienced slowed demand for the adoption of our Helium Plasma Technology. Throughout 2022, and continuing into 2023, we worked closely with the FDA to gain clearances for the use of our products in various surgical applications, demonstrating our commitment to both safety and efficacy, supported by both clinical study and real-world data.

APYX MEDICAL CORPORATION

On May 10, 2023, the FDA updated the Safety Communication to inform consumers and healthcare providers about the clearance for the Renuvion APR handpiece for the coagulation of subcutaneous soft tissues following liposuction.

On June 14, 2023, we announced that we received 510(k) clearance from the FDA for the Renuvion Micro handpiece, a new addition to the Renuvion production family. The Renuvion Micro handpiece was cleared with an indication for the delivery of radiofrequency energy and/or helium plasma where coagulation/contraction of soft tissue is needed. Soft tissue includes subcutaneous tissue.

The costs of human healthcare have been and continue to be a subject of study, investigation and regulation by governmental agencies and legislative bodies around the world. In the U.S., attention has been focused by states, regulatory agencies and congress on device prices and profits and programs that encourage doctors to recommend, use or purchase particular medical devices. Laws and regulations have been enacted to require adherence to strict compliance standards and prevent fraud and abuse in the healthcare industry. There is increased focus on interactions and financial relationships between healthcare companies and healthcare providers.

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

Global Supply Chain Impact

The Company relies on global supply chains, and production and distribution processes, which are complex, are subject to increasing regulatory requirements, and may be faced with unexpected changes that may affect sourcing, supply and pricing of materials used in the Company’s products. These processes also are subject to complex and lengthy regulatory approvals.

OEM Segment

Overview

We leverage our expertise in the design, development and manufacturing of electrosurgical equipment and medical devices by producing generators, medical devices and related accessories for large, well-known medical device manufacturers through original equipment manufacturing (“OEM”) agreements, as well as start-up companies with the need for our energy-based designs. In connection with the Asset Purchase Agreement with Symmetry Surgical in 2018, we entered into a Manufacturing and Supply Agreement for a ten-year term, pursuant to which we manufacture certain products and sell to them at agreed upon prices. Revenue, costs and expenses resulting from this agreement are reported in our Consolidated Statements of Operations as a component of income or loss from operations of our OEM reporting segment.

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

Macroeconomic trends including inflation and higher interest rates may adversely affect our financial condition, results of operations and cash flows.

Inflation in the United States has recently accelerated and is currently expected to continue at an elevated level in the near-term. Higher inflation and interest rates could have an adverse impact on our operating expenses and our credit facilities. There is no guarantee we will be able to mitigate the impact of inflation. The Federal Reserve has raised interest rates to combat inflation and restore price stability. Increases in interest rates on any of our debt will result in higher debt service costs, which will adversely affect our cash flows. Higher interest rates can also impact our customers’ ability to purchase capital. We cannot assure you that our access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of future borrowings. Such future constraints could increase our borrowing costs, which would make it more difficult or expensive to obtain additional financing or refinance existing obligations and commitments, which could slow or deter future growth.

The health of the economy may affect consumer purchases of discretionary services, such as cosmetic services, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our results of operations may be materially affected by conditions in the capital and credit markets and the economy generally. Uncertainty in the economy could adversely impact customer purchases of discretionary services, including cosmetic services. Factors that could affect customers’ willingness to make such discretionary purchases include general business conditions, levels of employment, interest rates, tax rates, the availability of consumer credit, consumer confidence in future economic conditions and risks, or the public perception of risks, related to epidemics or pandemics. In the event of a prolonged economic downturn or acute recession, consumer spending habits could be adversely affected, and doctor’s purchasing decisions as it relates to capital goods may be impacted and we could experience lower than expected net sales.

Our revenue could decline due to changes in credit markets and decisions made by credit providers.

Historically, some doctors have financed their purchase of generators through third-party credit providers some of whom with which we have existing relationships. If we are unable to maintain our relationships with our financing partners, there is no guarantee that we will be able to find replacement partners who will provide our doctor customers with financing on similar terms, and our revenue may be adversely affected. Further, reductions in consumer lending and the availability of consumer credit could limit the number of patients with the financial means to afford the procedures where our products are used. Higher interest rates could increase our costs or the monthly payments for consumer products financed through other sources of consumer financing. In the future, we cannot be assured that third-party financing providers will continue to provide doctor customers or patients with access to credit or that available credit limits will not be reduced. Such restrictions or reductions in the availability of consumer credit, or the loss of our relationship with our current financing partners, could have an adverse effect on our business, financial conditions, and operating results.

We have had a history of operating losses that have impacted our overall cash flows and may impact our ability to continue as a going concern. We anticipate that we may need to adjust our operating expenditures to be commensurate with our expected levels of revenue and/or raise additional capital to finance operations.

APYX MEDICAL CORPORATION
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

Our ability to make payments on, and to refinance, our indebtedness will depend on our ability to generate cash from operations or other financings. Our ability to generate cash is subject to general economic, financial, competitive, regulatory, and other factors that are beyond our control. We may not generate sufficient funds to service our debt, meet our required debt covenants, or meet our business needs, such as funding working capital or the expansion of our operations. If we are unable to do so, we may be forced to take disadvantageous actions, including issuing additional shares of our stock on acceptable terms, reducing spending on marketing, product development, reducing financing in the future for working capital, capital expenditures and general corporate purposes, or dedicating an unsustainable level of our cash flows from operations to the payment of principal and interest on our indebtedness. The creditors who hold our debt could also accelerate amounts due in the event that we trigger a default. Any inability to generate sufficient cash flow or to refinance our indebtedness on favorable terms could have a material adverse effect on our financial condition.

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

Our research and development activities are an essential component of our efforts to develop new and innovative products. New and improved products play a critical role in our sales growth. We continue to place emphasis on the development of proprietary products, such as our Renuvion and J-Plasma technology, and product improvements to complement and expand our existing product lines. We maintain close working relationships with physicians and medical personnel in hospitals and universities who assist in product research and areas of development.

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

APYX MEDICAL CORPORATION
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
•if we do not have, and cannot obtain, the intellectual property rights needed to manufacture or market our products without infringing on another company’s patents; or
•if we are unsuccessful in defending against patent infringement, or other intellectual property rights claims, that could be brought against us, our products or technologies.

The failure to successfully commercialize our products will have a material and adverse effect on the future growth of our business, financial condition, results of operations and cash flows.

The energy-based medical device industry in the aesthetics market is highly competitive and we may be unable to compete effectively.

The energy-based medical device industry for the aesthetics market is highly competitive. Many competitors in this industry are well-established, do a substantially greater amount of business, and have greater financial resources and facilities than we do.

We have invested and continue to invest, substantial resources to develop and monetize our Renuvion technology into the cosmetic surgery market. We believe we must continue to innovate and develop new applications for our products and obtain new indications for use in order to differentiate ourselves and stay competitive. If we are unable to gain acceptance of our technology in the marketplace, or obtain new indications for use, our business and results of operations and cash flows may be materially and adversely affected.

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

We have been issued 39 patents in the United States and 46 foreign patents. We have 17 pending patent applications in the United States and 48 pending foreign applications. Our intellectual property portfolio for our Renuvion and J-Plasma products continues to grow on an annual basis. We intend to continue to seek legal protection, primarily through patents, for our proprietary technology. Seeking patent protection is a lengthy and costly process and there can be no assurance that patents will be issued from any pending applications, or that any claims allowed from existing or pending patents will be sufficiently broad or strong to protect our proprietary technology. There is also no guarantee that any patents we hold will not be challenged, invalidated or circumvented, or that the patent rights granted will provide competitive advantages to us. Our competitors have developed, and may continue to develop and obtain, patents for technologies that are similar or superior to our technologies. In addition, the laws of foreign jurisdictions in which we develop, manufacture or sell our products may not protect our intellectual property rights to the same extent as the laws of the United States.

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

APYX MEDICAL CORPORATION
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

We are involved in a number of legal actions relating to the use of our technology. The outcomes of these legal actions are not within our complete control and may not be known for prolonged periods of time. In the opinion of management, we have meritorious defenses, and such claims are adequately covered by insurance, or are not expected, individually or in the aggregate, to result in a material, adverse effect on our financial condition, results of operations and cash flows. However, in the event that damages exceed the aggregate coverage limits of our policy, or if our insurance carriers disclaim coverage, or if we are unable to continue to obtain coverage on commercially reasonable terms, we believe it is possible that costs associated with these claims could have a material adverse impact on our consolidated financial position, results of operations and cash flows (see below ITEM 3: Legal Proceedings).

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

APYX MEDICAL CORPORATION
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

The success of our business depends on the quality of our products, and we have global processes, procedures and programs that are intended to help us maintain the highest possible level of quality. We operate in an industry susceptible to significant product liability claims; these claims may be brought by individuals seeking relief on their own behalf or purporting to represent a class. Quality is extremely important to us and our customers due to the impact on patients, and the serious and potentially costly consequences of product failure. Our business exposes us to potential product liability risks that are inherent in the design, manufacture, and marketing of medical devices. If they were to occur, component failures, manufacturing nonconformances, design defects, off-label use, or inadequate disclosure of product-related risks or product related information, could result in an unsafe condition, injury to, or even death of, a patient. These problems could lead to recall or issuance of safety notices relating to our products and could result in product liability claims and lawsuits, including class actions. Even if our product is not found at fault, we may incur significant legal fees as well as potential losses in excess of insurance coverage associated with product liability.

Risk Related to Government Regulations

Product Approval and Monitoring

Most countries where we sell medical devices subject our technologies to their own approval and other regulatory requirements regarding performance, safety, and quality. The global regulatory environment is increasingly challenging and stringent. Countries that did not have regulatory requirements for medical devices have established such requirements in recent years, and other countries have expanded, or plan to expand, their existing regulations. While there are some efforts at some harmonization of global regulations, requirements continue to differ significantly among countries. We expect that as this global regulatory environment continues to evolve, it could impact the cost, the time needed to approve, and ultimately, our ability to maintain existing approvals or obtain future approvals for our products. Regulations of the the FDA and other regulatory agencies in and outside the U.S. impose significant compliance and monitoring obligations on our business.

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

APYX MEDICAL CORPORATION
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

On March 14, 2022, the FDA posted a Communication that warned consumers and health care providers against the use of our Advanced Energy products outside of their FDA-cleared indications for general use in cutting, coagulation, and ablation of soft tissue during open and laparoscopic surgical procedures. We worked with the FDA towards securing 510(k) clearance for specific additional indications for our Advanced Energy productions.

On May 26, 2022, we announced that we received 510(k) clearance from the FDA for the use of the Renuvion Dermal handpiece for specific dermal resurfacing procedures. On July 18, 2022, we announced that we received 510(k) clearance from the FDA for the use of the Renuvion APR handpiece for use in subcutaneous dermatological and aesthetic procedures.

On June 2, 2022, and July 21, 2022, the FDA updated the Medical Device Safety Communication to recognize the new 510(k) clearances for the Renuvion Dermal handpiece, and the expanded indications for the Renuvion APR handpiece. The 510(k) clearance for the Renuvion Dermal handpiece allows surgeons to perform dermal resurfacing procedures for the treatment of moderate to severe wrinkles and rhytides, limited to patients with Fitzpatrick Skin Types I, II or III. The 510(k) clearance for the Renuvion APR handpiece now addresses improving the appearance of lax (loose) skin in the neck and submental region.

On February 27, 2023, we announced that we received 510(k) clearance from the FDA for the use of the Renuvion APR handpiece for the delivery of radiofrequency energy and/or helium plasma where coagulation/contraction of soft tissue is needed. Soft tissue includes subcutaneous tissue.

On April 28, 2023, we announced that we received 510(k) clearance from the FDA for the use of Renuvion APR handpiece for coagulation of subcutaneous soft tissues following liposuction for aesthetic body contouring. This submission was supported by a clinical study and real world evidence.

On May 10, 2023, the FDA updated the Safety Communication to inform consumers and healthcare providers about the clearance for the Renuvion APR handpiece for use under the skin in certain procedures intended to improve the appearance of the skin including for coagulation of subcutaneous soft tissues following liposuction for aesthetic body contouring.

On June 14, 2023, we announced that we received 510(k) clearance from the FDA for the Renuvion Micro handpiece, a new addition to the Renuvion production family. The Renuvion Micro handpiece was cleared with an indication for the delivery of radiofrequency energy and/or helium plasma where coagulation/contraction of soft tissue is needed. Soft tissue includes subcutaneous tissue.

While we expected that receiving these clearances would materially mitigate the financial effects of the Safety Communication in future periods, we continue to experience reduced demand for the adoption and utilization of our technology and we believe that this may have an adverse effect in future periods.
Before and after a product is commercially released, we have ongoing responsibilities under the FDA, Health Canada, Australia, Brazil, EU, and other applicable government agency regulations. For instance, our processes and facilities, as well as those of our suppliers, are subject to periodic audits to determine compliance with applicable regulations. The results of these audits can include major inspectional observations, warning letters, or other forms of enforcement.

If the FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical products are ineffective or pose an unreasonable health risk, they could ban such medical products, determine that our products

APYX MEDICAL CORPORATION
are adulterated or misbranded, order a recall, repair, replacement, correction, or refund of such products, refuse to grant pending pre-market clearances or approvals, refuse to issue export certificates for foreign governments, or require us to notify health professionals and others that the devices present unreasonable risks of substantial harm to the public health.

The FDA and other foreign and domestic regulators may also assess civil or criminal penalties against us, our officers or employees and impose operating restrictions on a company-wide basis. The FDA may also recommend prosecution to the U.S. Department of Justice. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively marketing and selling our products and limit our ability to obtain future pre-market clearances or approvals, and could result in a substantial modification to our business practices and operations. These potential consequences, as well as any adverse outcome from government investigations, could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

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

In the EU, a single regulatory approval process exists, and conformity with the legal requirements is represented by the CE Mark. To obtain a CE Mark, defined products must meet minimum standards of performance, safety, and quality (i.e., the essential requirements), and then, according to their classification, comply with one or more of a selection of conformity assessment routes. The competent authorities of the EU countries separately regulate the clinical research for medical devices and the market surveillance of products once they are placed on the market. A new Regulation (EU) 2017/745 on medical devices, or “EU MDR”, came into effect in May 2017, which imposes significant additional premarket and post-market requirements.

The EU MDR represents the first major change to the EU medical device regulatory environment, has significantly raised the compliance bar for the medical device industry, and will cause significant changes to the regulatory obligations of manufacturers, importers and distributors involved in the medical device distribution chain. Classification has changed for some product categories, and strict new requirements have been imposed on clinical data, risk management, post market surveillance, and supplier management. Penalties for regulatory non-compliance could be severe, including fines and revocation or suspension of a company’s business license, and criminal sanctions. The regulation initially provided a three-year implementation period to May 2020, but that timeline was delayed to May 2021 due to the global pandemic and its impact on audits and technical file review by Notified Bodies. After that time, medical devices marketed in the EU will require certification according to these new requirements, except for devices with valid CE certificates, issued pursuant to the Medical Device Directives before May 2020, which can be placed in the market until May 2024.

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

APYX MEDICAL CORPORATION

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

The FDA is closely monitoring the supply chain effects of closures and potential closures of certain facilities that use EtO to sterilize medical devices prior to their use, and is concerned about the future availability of sterile medical devices and the potential for medical device shortages that might impact patient care. However, they do not have oversight authority over EtO emissions, which is within the purview of the EPA.

Our operations and those of certain third-party suppliers involve the use of substances subject to these laws and regulations, primarily those used in manufacturing and sterilization processes. If we or our suppliers violate these environmental laws and regulations, facilities could be shut down and violators could be fined, criminally charged, or otherwise sanctioned. Furthermore, environmental laws outside of the U.S. are becoming more stringent, resulting in increased costs and compliance burdens. In addition, certain environmental laws assess liability on current or previous owners or operators of real property for the costs of investigation, removal or remediation of hazardous substances or materials at their properties or at properties which they have disposed of hazardous substances. In addition to cleanup actions brought by governmental authorities, private parties could bring personal injury or other claims due to the presence of, or exposure to, hazardous substances. The ultimate cost of site cleanup and timing of future cash outflows is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods. The costs of complying with current or future environmental protection and health and safety laws and regulations, or liabilities arising from past or future releases of, or exposures to, hazardous substances, may exceed our estimates, or have a material adverse effect on our business, results of operations, financial condition, and cash flows.

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

APYX MEDICAL CORPORATION
We are subject to governmental export controls and economic sanctions that could impair our ability to compete in international markets due to licensing requirements and subject us to potential liability if we are not in compliance with applicable laws. Any non-compliance could have a material adverse effect on our business, financial condition, and results of operations.

We are subject to export control laws and regulations, including the Export Administration Regulations (EAR), administered by the U.S. Department of Commerce’s Bureau of Industry and Security (BIS) and various economic and trade sanctions regulations overseen by the U.S. Treasury Department’s Office of Foreign Assets Control (OFAC). Some of the products we manufacture and provide are controlled for export by BIS. Exports of our products to territories outside of the United States must be made in compliance with these laws and regulations.

We take specific measures that are designed to ensure our compliance with U.S. export and economic sanctions laws, including training our employees and maintaining policies for managing employee conduct. We may engage third-party agents, intermediaries, or distributors to act on our behalf in certain countries, and if these third-party agents or intermediaries violate applicable laws, their actions may result in criminal or civil fines or penalties or other sanctions being assessed against us. We cannot provide assurances that our internal controls and procedures will guarantee compliance by our employees or third parties with whom we work. Additionally, it is possible that some of our products have or will be sold to distributors or other parties, without our knowledge or consent, in violation of applicable law and there can be no assurances that we will be in compliance with such rules and regulations in the future. Any such violation could result in significant criminal or civil fines, penalties, or other consequences, including reputational harm, which could have a material adverse effect on our business, financial condition, and results of operations.

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

We have no present intention to pay dividends on our common stock and, even if we change that policy, we may be unable to pay dividends.

We currently do not anticipate paying any dividends on our common stock in the foreseeable future, and we are subject to restrictions on our ability to pay dividends pursuant to our credit agreement executed in November 2023. We currently intend to retain future earnings, if any, to finance operations and invest in our business. Any declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors and will depend on many factors, including our financial condition, earnings, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends, and other considerations that our board of directors deems relevant.

If we change that policy and commence paying dividends, we will not be obligated to continue paying those dividends, and our stockholders will not be guaranteed, or have contractual or other rights, to receive dividends. If we commence paying dividends in the future, our board of directors may decide, at its discretion, at any time, to decrease the number of dividends, otherwise

APYX MEDICAL CORPORATION
modify or repeal the dividend policy or discontinue entirely the payment of dividends. Under Delaware law, our board of directors may not authorize the payment of a dividend unless it is paid out of our statutory surplus.

Issuance of equity through our shelf registration statement, as well as the exercise of options and warrants issued by us will dilute the ownership interest of existing stockholders.

As of December 31, 2023, our outstanding stock options to our employees, officers, directors and consultants amounted to 7,342,883 shares of our common stock, representing approximately 21.2% of our outstanding common stock. In connection with the execution of the MidCap Credit Agreement and the Perceptive Credit Agreement, we issued warrants to purchase 1,500,000 shares of our commons stock, representing approximately 4.3% of our outstanding common stock.

The issuance of additional equity through our shelf registration or through the exercise of some or all of our stock options and warrants will dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion or exercise could adversely affect prevailing market prices of our common stock.

General Risks

We may, in the future, identify deficiencies in internal controls over financial reporting.

While we have concluded that, as of December 31, 2023, our disclosure and reporting controls were effective as included in Part II, Item 9A of this Form 10-K, there can be no assurance that future control deficiencies or material weaknesses will not be identified. If we do identify material weaknesses in our internal controls over financial reporting in the future, our ability to analyze, record and report financial information free of material misstatements, and to prepare our financial statements within the time periods specified by the rules and forms of the SEC, may likely be adversely affected.

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

APYX MEDICAL CORPORATION
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

ITEM 1B. Unresolved Staff Comments

None

APYX MEDICAL CORPORATION
Item 1C. Cybersecurity

The Company’s information security program is designed to preserve the accuracy and integrity of all forms of information processed by us and to protect such information, including our employees’, customers’ and end users’ personally identifiable information and information related to our operations, from misuse, loss, or theft. Our information security program is founded on principles and standards of the National Institute of Standards and Technology Framework for Improving Critical Infrastructure Cybersecurity issued by the U.S. government.

The outsourced Chief Information Security Officer (“CISO”) works closely with the Chief Financial Officer to collectively manage our global information security, information technology and data privacy programs. The Company’s information security program includes a robust set of controls and safeguards for the systems, applications, and databases of the Company and of its third-party vendors. The CISO manages the information security program and sets annual targets and security objectives. The program includes regular risk assessments and recurring internal and external audits to assess the program’s maturity and effectiveness. The results of these assessments and audits help inform decisions to make program adjustments and ensure that the program’s security objectives are effective and up to date. Additional features of our cybersecurity program include security controls, such as firewalls and intrusion detection systems; data loss prevention tools; penetration testing of network, cloud, and application platforms; security assessments of our third-party vendors; and security awareness education for our employees and specialized training for our information security specialists.

We have implemented security monitoring capabilities, designed to alert us to suspicious activity and have developed an incident response program that includes periodic coordinated response exercises designed to restore business operations as quickly and as orderly as possible in the event of a breach. In the event of cyber incident which may be considered “material” under the SEC’s disclosure rules, Apyx Medical has established a separate committee comprised of the CISO, Chief Financial Officer, Outside Counsel, Chief Executive Officer, and Department Heads, if necessary. This committee is responsible for determining whether a cyber incident, or series of incidents, is “material” and requires disclosure under Item 1.05 of Form 8-K as well as informing the Board of Directors about the incident from a risk oversight perspective.

The Board of Directors oversees risks relating to cybersecurity. The CISO and CFO present to the Board of Directors on a quarterly basis and the results of the risk assessments and audits on at least an annual basis. These reports also include detailed updates on the Company’s performance preparing for, preventing, detecting, responding to, and recovering from cyber incidents. Apyx outsources the majority of our IT services and security to a well-respected company in the industry.

Failure of our information security program to prevent or detect a cyber incident could result in the compromise of Company and customer information, reputational damage, and/or financial loss. During the periods covered by this report, we did not experience any material cyber incidents and the expenses we incurred from cyber incidents were immaterial. While prior incidents have not had a material impact on us, future incidents could have a material adverse effect on our business, results of operations and cash flows. For additional information about our cybersecurity risks, see Item 1A — Risk Factors on this Annual Report on Form 10-K.

APYX MEDICAL CORPORATION
ITEM 2. Properties

We currently lease approximately 60,000 square foot facility which consists of office, warehousing, manufacturing and research space located at 5115 Ulmerton Road, Clearwater, Florida.

Apyx Bulgaria EOOD leases approximately 27,000 square feet of office, warehousing and manufacturing facilities located in Sofia, Bulgaria.

ITEM 3. Legal Proceedings

See Note 17 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 4. Mine Safety Disclosures

Not Applicable.

APYX MEDICAL CORPORATION
PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock currently is traded on the NASDAQ Global Select Market LLC. As of March 19, 2024, we had approximately 600 stockholders of record. Since many stockholders choose to hold their shares under the name of their brokerage firm, we estimate that the actual number of stockholders was over 3,500.

Dividend Policy

We have never declared or paid any cash dividends on our common stock and we currently do not anticipate paying cash dividends in the foreseeable future. We currently expect to retain any future earnings to fund the operation and expansion of our business.

APYX MEDICAL CORPORATION
Five Year Performance Graph

The following line graph compares the value of our common shares with the value of the Russell 2000 Stock Index and the Russell 3000 Stock Index. The line graph assumes, in each case, an initial investment of $100 on December 31, 2019, based on the market prices at the end of each fiscal year through and including December 31, 2023, and reinvestment of dividends.

175
150
125
100
75
50
25
0
2019
2020
2021
2022
2023
Apyx Medical Corporation
Russell 2000 Index
Russell 3000 Index

	December 31,
	2019	2020	2021	2022	2023
Apyx Medical Corporation	100.00	85.11	151.54	16.67	30.98
Russell 2000 Index	100.00	118.36	134.57	105.56	121.49
Russell 3000 Index	100.00	118.26	147.35	117.17	145.24

APYX MEDICAL CORPORATION
ITEM 6. [Reserved]

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

Executive Level Overview

We are an advanced energy technology company with a passion for elevating people’s lives through innovative products, including our Helium Plasma Technology products marketed and sold as Renuvion in the cosmetic surgery market and J-Plasma in the hospital surgical market. Renuvion and J-Plasma offer surgeons a unique ability to provide controlled heat to tissue to achieve their desired results. We also leverage our deep expertise and decades of experience in unique waveforms through OEM agreements with other medical device manufacturers.

On March 14, 2022, the U.S. Food and Drug Administration (“FDA”) posted a Safety Communication that warned consumers and health care providers against the use of our Advanced Energy products outside of their FDA-cleared indications for general use in cutting, coagulation, and ablation of soft tissue during open and laparoscopic surgical procedures. Following the Safety Communication, we experienced reduced demand for the adoption of our Helium Plasma Technology.

On May 26, 2022, we announced that we received 510(k) clearance from the FDA for the use of the Renuvion Dermal handpiece for specific dermal resurfacing procedures. On July 18, 2022, we announced that we received 510(k) clearance from the FDA for the use of the Renuvion APR handpiece for certain skin contraction procedures.

On June 2, 2022 and July 21, 2022, the FDA updated the Medical Device Safety Communication to recognize the new 510(k) clearances for the Renuvion Dermal handpiece, and the expanded indications for the Renuvion APR handpiece. The 510(k) clearance for the Renuvion Dermal handpiece allows surgeons to perform dermal resurfacing procedures for the treatment of moderate to severe wrinkles and rhytides, limited to patients with Fitzpatrick Skin Types I, II or III. The 510(k) clearance for the Renuvion APR handpiece now addresses improving the appearance of lax (loose) skin in the neck and submental region.

On February 27, 2023, we announced that we received 510(k) clearance from the FDA for the use of the Renuvion APR handpiece for the delivery of radiofrequency energy and/or helium plasma where coagulation/contraction of soft tissue is needed. Soft tissue includes subcutaneous tissue.

On April 28, 2023, we announced that we received 510(k) clearance from the FDA for the use of the Renuvion APR handpiece for coagulation of subcutaneous soft tissues following liposuction for aesthetic body contouring.

On May 10, 2023, the FDA updated the Safety Communication to inform consumers and healthcare providers about the clearance for the Renuvion APR handpiece for use under the skin in certain procedures intended to improve the appearance of the skin, including for coagulation of subcutaneous soft tissues following liposuction for aesthetic body contouring.

While we expected that receiving these clearances would mitigate the financial effects of the Safety Communication in future periods, we continue to experience reduced demand for the adoption and utilization of our technology and we believe that this may have an adverse effect in the current and potentially future periods.

On June 14, 2023, we announced that we received 510(k) clearance from the FDA for the Renuvion Micro handpiece, a new addition to the Renuvion production family. The Renuvion Micro handpiece was cleared with an indication for the delivery of radiofrequency energy and/or helium plasma where coagulation/contraction of soft tissue is needed. Soft tissue includes subcutaneous tissue.

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

We have incurred recurring net losses and cash outflows from operations and we anticipate that losses will continue in the near term. For the year ended December 31, 2023, we incurred a loss from operations of $17.3 million and used $5.2 million of cash in operations, which is inclusive of the receipt of our tax refund of approximately $8.1 million. As of December 31, 2023, we had cash and cash equivalents of $43.7 million. We plan to continue to fund our operations and capital funding needs through existing cash, sales of our products and, if necessary, additional equity and/or debt financing. However, we cannot be certain that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our existing stockholders. The sale of additional equity would result in dilution to our stockholders. Incurring additional debt financing would result in further debt service obligations, and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. If we are unable to raise additional capital in sufficient amounts or on acceptable terms, we may be required to delay, limit, reduce, or terminate our sales, marketing and product development. Any of these actions could harm our business, results of operations and prospects.

On November 22, 2022, we filed a shelf registration statement providing us the ability to register and sell our securities in the aggregate amount up to $100 million. The shelf registration included an embedded ATM facility for up to $40 million. To date we have not utilized this facility.

On February 17, 2023, we entered into a Credit, Security and Guaranty Agreement (the “MidCap Credit Agreement”) with MidCap Funding IV Trust (as agent), and MidCap Financial Trust (as term loan servicer), and the lenders party thereto from time to time.

The MidCap Credit Agreement provided for an up to $35 million facility, consisting of senior secured term loans and a secured revolving facility. The MidCap Credit Agreement provided for senior secured term loans of up to $25 million, comprised of (i) an initial tranche of $10 million, (ii) a second tranche of $5 million, and (iii) a third tranche of $10 million. The secured revolving facility provided for loans in an aggregate principal amount of up to $10 million, subject to a borrowing base equal to certain percentages of the Company’s eligible accounts receivable and inventory, as determined in accordance with the terms of the MidCap Credit Agreement. The MidCap Credit Agreement was extinguished when, on November 8, 2023, we entered into a Credit and Guaranty Agreement (the “Perceptive Credit Agreement”), by and among Apyx Medical (as borrower), Apyx China Holding Corp. and Apyx Bulgaria EOOD, our wholly-owned subsidiaries (as subsidiary guarantors), and Perceptive Credit Holdings IV, LP (as initial lender and administrative agent) (“Perceptive”), and the lenders from time to time party thereto. The Perceptive Credit Agreement provides for a facility of up to $45 million, consisting of senior secured term loans. The Perceptive Credit Agreement provides for (i) an initial loan of $37.5 million and (ii) a delayed draw loan of $7.5 million.

For a more in-depth description of the terms of the Midcap Credit Agreement and the Perceptive Credit Agreement, see Note 11 in Item 8 of this Annual Report on Form 10-K.

On February 27, 2023, our Board of Directors approved a plan to sell and leaseback our real property located in Clearwater, FL. On March 14, 2023, we entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with VK Acquisitions VI, LLC (the “Purchaser”), for the sale of our facility located at 5115 Ulmerton Road, Clearwater, Florida, as more fully described in the Purchase Agreement (collectively, the “Property”) for a purchase price of $7,650,000. On May 8, 2023 we closed the Purchase Agreement and concurrently executed a 10-year agreement to leaseback the underlying Property from the Purchaser.

For a more in-depth description of the terms of the Purchase Agreement see Notes 6 and 7 in Item 8 of this Annual Report on Form 10-K.

During January 2023, we were notified that the IRS examination process of our 2018, 2019 and 2020 tax returns was complete and that the Company's tax refunds were approved for approximately $0.2 million more than the amount recorded in the Company's Consolidated Balance Sheet at December 31, 2022. On August 10, 2023, we received $8.1 million from the IRS, which included approximately $0.4 million of interest on the $7.7 of million income tax refunds.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

We believe that the actions already taken, including replacing the MidCap Credit Agreement with the Perceptive Credit Agreement, alleviated the conditions that previously raised substantial doubt about our ability to continue as a going concern for a period of at least one year from the date of issuance of our Consolidated Financial Statements.

Other Matters

During 2023, we continued to drive sales in our Advanced Energy business by increasing the adoption and utilization of our handpieces in the U.S. cosmetic surgery market and fulfilling demand from distributors in our international markets. Management estimates that our products have been sold in more than 60 countries. As of December 31, 2023, we had a direct sales force of 31 field-based selling professionals and utilized 3 independent sales agencies. We also had 4 sales managers. This selling organization, along with our international network of distributors, is focused on the use of Renuvion and J-Plasma in the cosmetic and hospital surgical markets, supported by our global medical affairs team. This global team of clinical support specialists focuses on supporting our users to ensure optimal outcomes for their patients. In addition, we have invested in training programs and marketing-related activities to support accelerated adoption of Renuvion into surgeons' practices.

We believe that our continued investment and focus on the following strategic initiatives in 2023 and beyond will position the Company for long-term growth in the cosmetic surgery market:

•To formalize our regulatory strategy to pursue specific clinical indications that will enable us to sell our Renuvion products for targeted procedures
•To secure new clinical evidence demonstrating the safety and efficacy of our Helium Plasma Technology
•To provide enhanced physician and practice support for our cosmetic surgery customers
•To improve our manufacturing capabilities and efficiencies

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

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations

Sales

	Year Ended December 31,
(In thousands)	2023	2022	Change
Sales by Reportable Segment
Advanced Energy	$43,382	$36,803	17.9%
OEM	8,967	7,707	16.3%
Total	$52,349	$44,510	17.6%

Sales by Domestic and International
Domestic	$38,345	$31,208	22.9%
International	14,004	13,302	5.3%
Total	$52,349	$44,510	17.6%

Total revenue increased by 17.6% or approximately $7.8 million for the year ended December 31, 2023 when compared with 2022. Advanced Energy segment sales increased 17.9% or approximately $6.6 million for the year ended December 31, 2023 when compared with 2022. The Advanced Energy sales increase was driven primarily by domestic customers who upgraded their generators to our new Apyx One Console, which we launched in January 2023, a higher average selling price on sales of new generators due to the introduction of the Apyx One Console and an increase in volume of single-use handpieces, domestically.

The OEM product line consists of proprietary products designed specifically for third party equipment manufacturers. Revenue for this product line increased 16.3%, or approximately $1.3 million, when compared to 2022. The increase in OEM sales was due to increases in sales volume to existing customers as well as incremental new sales upon the commencement of the supply arrangement related to the completion of the development portion of some of our OEM development agreements.

International sales represented approximately 26.8% and 29.9% of total revenues for the years ended December 31, 2023, and 2022, respectively. Management estimates our products have been sold in more than 60 countries through local distributors coordinated by sales and marketing personnel through our facilities in Clearwater, Florida and Sofia, Bulgaria.

Gross Profit

	Year Ended December 31,
(In thousands)	2023	2022	Change
Cost of sales	$18,590	$15,379	20.9%
Percentage of sales	35.5%	34.6%

Gross profit	$33,759	$29,131	15.9%
Percentage of sales	64.5%	65.4%

Our gross profit margin as a percentage of sales decreased by approximately 1.0% during the year ended December 31, 2023, compared with 2022. The decrease in gross profit margins for the year ended December 31, 2023 from the prior year is primarily attributable to changes in product mix within our Advanced Energy Segment, customer mix, higher material and inbound shipping costs to manufacture our inventory and additional reserves on inventories as a result of lower than expected sales. These decreases were partially offset by geographic mix within our Advanced Energy segment, with higher margin domestic sales comprising a higher percentage of total sales and the mix of newer product models as we obtain registrations, allowing these products to be introduced into the markets we serve.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Other Costs and Expenses

Research and development

	Year Ended December 31,
(In thousands)	2023	2022	Change
Research and development	$4,844	$4,544	6.6%
Percentage of sales	9.3%	10.2%

Our expenses for research and development related activities increased by 6.6% or approximately $0.3 million for the year ended December 31, 2023, compared with 2022. This increase was primarily due to higher spending on our product development initiatives and clinical studies ($0.2 million) and increased labor and benefits costs from the same period in the prior year ($0.1 million).

Professional services

	Year Ended December 31,
(In thousands)	2023	2022	Change
Professional services	$7,031	$9,044	(22.3)%
Percentage of sales	13.4%	20.3%

Professional services expenses decreased 22.3%, or approximately $2.0 million for the year ended December 31, 2023, compared with 2022. This decrease was primarily attributable to decreases in legal expenses ($1.2 million) associated with the estimated loss recorded in the prior year for certain legal actions and current year reversal of a legal loss contingency, physician consulting fees ($0.5 million), accounting and audit fees ($0.2 million) and board of director’s option expense ($0.2 million).

Salaries and related costs

	Year Ended December 31,
(In thousands)	2023	2022	Change
Salaries and related costs	$19,637	$18,621	5.5%
Percentage of sales	37.5%	41.8%

Salaries and related expenses increased 5.5% or approximately $1.0 million for the year ended December 31, 2023, compared to 2022. The increase was primarily driven by increases in bonus expense ($1.3 million), labor and benefits costs ($0.6 million) and temporary labor expenses ($0.3 million). These increases are partially offset by lower stock based compensation expense ($1.3 million).

Selling, general and administrative expenses

	Year Ended December 31,
(In thousands)	2023	2022	Change
Selling, general and administrative	$22,198	$20,484	8.4%
Percentage of sales	42.4%	46.0%

Selling, general and administrative expense increased by 8.4% or approximately $1.7 million for the year ended December 31, 2023, compared with 2022. The change is primarily driven by increases in commissions ($1.1 million), insurance expense, as a result of increased product liability claims on our policies ($0.9 million), travel expense ($0.3 million), regulatory costs ($0.2 million), building lease expense ($0.2 million) and payment processing fees ($0.1 million). These increases were partially offset

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

by decreases in advertising expense, including trade show fees and related costs ($0.5 million), employee meeting and training costs ($0.3 million), foreign currency gains and losses ($0.2 million) and depreciation expense ($0.1 million).

Gain on sale-leaseback

	Year Ended December 31,
(In thousands)	2023	2022
Gain on sale-leaseback	$2,692	$—
Percentage of sales	5.1%	—%

During the year ended December 31, 2023, gain on sale-leaseback was approximately $2.7 million as a result of the gain on the sale and leaseback of our Clearwater, FL facility in May 2023.

Interest Income (Expense)

	Year Ended December 31,
(In thousands)	2023	2022
Interest income	$921	$157
Percentage of sales	1.8%	0.4%
Interest expense	$(2,478)	$(15)
Percentage of sales	(4.7)%	—%

Interest income increased approximately $0.8 million for the year ended December 31, 2023, compared with 2022. This increase is due to higher yields on our investments in money market funds and U.S. Treasury securities included in cash and cash equivalents combined with a higher average balance.

Interest expense increased approximately $2.5 million for the year ended December 31, 2023, when compared with the prior year. These increases are due to cash and noncash interest expense on the MidCap Credit Agreement executed on February 17, 2023, and the Perceptive Credit Agreement executed on November 8, 2023.

Other Income (Loss), net

	Year Ended December 31,
(In thousands)	2023	2022
Other income, net	$622	$509
Percentage of sales	1.2%	1.1%
Loss on extinguishment of debt	$(3,088)	$—
Percentage of sales	(5.9)%	—%

Other income, net increased approximately $0.1 million for the year ended December 31, 2023, compared with 2022. This increase was primarily attributable to a small insurance recovery in 2023 ($0.2 million). This increase was partially offset by a decrease in the release of our joint and several payroll liability due to the lapse of the statute of limitations on a portion of the liability ($0.1 million).

During the year ended December 31, 2023, loss on extinguishment of debt was approximately $3.1 million as a result of the extinguishment of the MidCap Credit Agreement upon execution of the Perceptive Credit Agreement.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Income Taxes

	Twelve Months Ended December 31,
(In thousands)	2023	2022	Change
Income tax (benefit) expense	$(2,432)	$367	(762.7)%
Effective tax rate	11.4%	(1.6)%

Income tax (benefit) expense was approximately $2.4 million and $0.4 million, with effective tax rates of 11.4% and (1.6)%, respectively, for the years ended December 31, 2023 and 2022, respectively. For the year ended December 31, 2023, the effective tax rate differs from the statutory rate primarily due to the valuation allowance on our Federal and State net operating losses (NOLs) combined with the reversal of our uncertain tax positions upon completion of the IRS audit of our tax return for the 2018, 2019 and 2020 years in January 2023. For the year ended December 31, 2022, the effective tax rate differs from the statutory rate primarily due to the valuation allowance on our Federal and State net operating losses (NOLs) combined with interest and penalties on our uncertain tax positions.

Liquidity and Capital Resources

At December 31, 2023, we had approximately $43.7 million in cash and cash equivalents as compared to approximately $10.2 million in cash and cash equivalents at December 31, 2022. Our working capital at December 31, 2023 was approximately $57.6 million compared with $31.1 million at December 31, 2022. The increase in working capital at December 31, 2023, was primarily due to proceeds received from the execution of the Perceptive Credit Agreement, less the proceeds used to payoff the MidCap Credit Agreement, the proceeds received upon the sale-leaseback of our Clearwater, FL facility in May 2023 and the reversal of our liability for uncertain tax positions upon the completion in January 2023 of the IRS examination of our 2018, 2019 and 2020 income tax returns. This increase was partially offset by the net loss we experienced in 2023, excluding non-cash activity, comprised primarily of stock-based compensation.

For the year ended December 31, 2023, net cash used in operating activities was $5.2 million, which is inclusive of the receipt of our tax refund of approximately $8.1 million, which principally funded our loss from operations of $17.3 million, compared with net cash used in operating activities of approximately $20.3 million for 2022.

We have incurred recurring net losses and cash outflows from operations and we anticipate that losses will continue in the near term. We plan to continue to fund our operations and capital funding needs through existing cash, sales of our products and if necessary additional equity and/or debt financing. However, we cannot be certain that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our existing stockholders. The sale of additional equity would result in dilution to our stockholders. Incurring additional debt financing would result in further debt service obligations, and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. If we are unable to raise additional capital in sufficient amounts or on acceptable terms, we may be required to delay, limit, reduce, or terminate our sales, marketing and product development. Any of these actions could harm our business, results of operations and prospects.

On November 22, 2022, we filed a shelf registration statement providing us the ability to register and sell our securities in the aggregate amount up to $100 million. The shelf registration included an embedded ATM facility for up to $40 million. To date we have not utilized this facility.

On February 17, 2023, we entered into a Credit, Security and Guaranty Agreement (the “MidCap Credit Agreement”) with MidCap Funding IV Trust (as agent), and MidCap Financial Trust (as term loan servicer), and the lenders party thereto from time to time.

The MidCap Credit Agreement provided for an up to $35 million facility, consisting of senior secured term loans and a secured revolving facility. The MidCap Credit Agreement provided for senior secured term loans of up to $25 million, comprised of (i) an initial tranche of $10 million, (ii) a second tranche of $5 million, and (iii) a third tranche of $10 million. The secured revolving facility provided for loans in an aggregate principal amount of up to $10 million, subject to a borrowing base equal to certain percentages of the Company’s eligible accounts receivable and inventory, as determined in accordance with the terms of

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

the MidCap Credit Agreement. The MidCap Credit Agreement was extinguished when, on November 8, 2023, we entered into a Credit and Guaranty Agreement (the “Perceptive Credit Agreement”), by and among Apyx Medical (as borrower), Apyx China Holding Corp. and Apyx Bulgaria EOOD, our wholly-owned subsidiaries (as subsidiary guarantors), and Perceptive Credit Holdings IV, LP (as initial lender and administrative agent) (“Perceptive”), and the lenders from time to time party thereto. The Perceptive Credit Agreement provides for a facility of up to $45 million, consisting of senior secured term loans. The Perceptive Credit Agreement provides for (i) an initial loan of $37.5 million and (ii) a delayed draw loan of $7.5 million.

For a more in-depth description of the terms of the Midcap Credit Agreement and the Perceptive Credit Agreement see Note 11 in Item 8 of this Annual Report on Form 10-K.

On February 27, 2023, our Board of Directors approved a plan to sell and leaseback our real property located in Clearwater, FL. On March 14, 2023, we entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with VK Acquisitions VI, LLC (the “Purchaser”), for the sale of our facility located at 5115 Ulmerton Road, Clearwater, Florida, as more fully described in the Purchase Agreement (collectively, the “Property”) for a purchase price of $7,650,000. On May 8, 2023, we closed the Purchase Agreement and concurrently executed a 10-year agreement to leaseback the underlying Property from the Purchaser.

For a more in-depth description of the terms of the Purchase Agreement see Notes 6 and 7 in Item 8 of this Annual Report on Form 10-K.

During January 2023, we were notified that the IRS examination process of our 2018, 2019 and 2020 tax returns was complete and that the Company's tax refunds were approved for approximately $0.2 million more than the amount recorded in the Company's Consolidated Balance Sheet at December 31, 2022. On August 10, 2023, we received $8.1 million from the IRS, which included approximately $0.4 million of interest on the $7.7 million of income tax refunds.

We believe that the actions already taken, including replacing the MidCap Credit Agreement with the Perceptive Credit Agreement, alleviate the conditions that raised substantial doubt about our ability to continue as a going concern for a period of at least one year from the date of issuance of our Consolidated Financial Statements.

Net cash provided by investing activities for the year ended December 31, 2023, was $6.7 million related to the sale of our Clearwater, FL facility ($7.3 million), partially offset by investments in property and equipment ($0.5 million). Net cash used in investing activities for the year ended December 31, 2022, was $1.0 million related to investments in property and equipment.

Net cash provided by financing activities for the year ended December 31, 2023, was $32.2 million, which primarily related to proceeds received upon the execution of the Perceptive Credit Agreement ($36.4 million) less debt issuance costs incurred in the transactions for both the Perceptive Credit Agreement and MidCap Credit Agreement ($3.1 million) and fees, premiums and costs to extinguish the MidCap Credit Agreement ($1.3 million).

At December 31, 2023, we had purchase commitments for inventories totaling approximately $3.8 million, all of which is expected to be purchased by the end of 2024.

Critical Accounting Estimates

In preparing the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), we have adopted various accounting policies. Our most significant accounting policies are disclosed in Note 2 in Item 8 of this Annual Report on Form 10-K.

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

As a result of historical losses and our expectation to continue to generate losses in the near future, we recorded a valuation allowance on our net deferred tax assets. Exclusive of the carryback provisions of the CARES Act and the associated income tax benefit recognized in 2020, we do not anticipate recording an income tax benefit related to our deferred tax assets. We will reassess the realization of deferred tax assets each reporting period and will be able to reduce the valuation allowance to the extent our results of operations improve, and it becomes more likely than not that the deferred tax assets will be realized. As Management has not fully determined the timing of when it will generate taxable income in the U.S., we continued to record a valuation allowance on the net deferred tax assets balance as of December 31, 2023.

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

Inflation

The consequences of global supply chain instability and inflationary cost increases and their adverse impact to the global economy, continue to evolve. Accordingly, the significance of the future impact to our business and financial statements remains subject to significant uncertainty. We continue to work on initiatives to combat inflation, including finding alternative suppliers that meet our quality standards, streamlining our supplier network to reduce the use of middlemen and redesigning some components to achieve better volume purchase prices. Inflation has not, to date, materially impacted our operations or financial performance. However, as these trends continue for raw materials, freight, and labor costs, our future financial performance could be adversely impacted.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements at this time.

Recent Accounting Pronouncements

See Note 3 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required.

APYX MEDICAL CORPORATION
ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Apyx Medical Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Apyx Medical Corporation and its subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Accounting for Credit Agreements

As described in Note 11 to the financial statements, the Company entered into the MidCap credit agreement and the Perceptive credit agreement (collectively, the “Credit Agreements”) during the year ended December 31, 2023 and issued warrants to each of the lenders. The Company evaluated the accounting treatment for the Credit Agreements to determine the impact the warrants and any embedded derivatives had on the amounts recorded. As discussed in Note 2, the Company’s evaluation included estimating the fair value of the Credit Agreements, warrants and any embedded derivatives, that were required to be bifurcated and recorded as a separate liability, in order to properly allocate the proceeds to each of these financial instruments.

We identified the Company’s accounting for the Credit Agreements, which included both management’s evaluation of the accounting treatment for the Credit Agreements and management’s estimates of fair value of each financial instrument and any embedded derivatives, as a critical audit matter because of the complexity involved in evaluating management’s interpretation of applicable accounting rules around the accounting for the Credit Agreements and the judgments and assumptions used by management to estimate the fair values of each financial instrument. Auditing management’s judgments involved a high degree of auditor judgment and an increase in audit effort, including the use of internal accounting and valuation specialists, due to the impact these judgments have on the accounting estimates.

Our audit procedures related to the Company’s accounting for the Credit Agreements included the following, among others:

•To test the accuracy and completeness of the terms of the warrants and embedded derivatives identified by management in the Credit Agreements, we obtained and read the Credit Agreements and the warrant agreements.
•With the assistance of an internal accounting specialist, we obtained management’s technical memoranda and evaluated the reasonableness of the conclusions reached by management of the accounting treatment for the warrants and embedded derivatives in relation to the applicable accounting guidance.
•We utilized valuation specialists to assist in the following procedures to test the fair value of the Credit Agreements and embedded derivatives:
◦Evaluate the appropriateness of the valuation methods used by management and testing their mathematical accuracy.
◦Evaluating the reasonableness of certain valuation assumptions utilized by management by comparing the underlying source information to publicly available market data and verifying the accuracy of the calculations.
•We tested management’s estimates of fair value of the warrants by comparing certain underlying assumptions to publicly available market data and testing the mathematical accuracy of the valuation models.
•We recalculated the proceeds management allocated to the Credit Agreements, the warrants, and embedded derivatives based upon the estimates of fair value of each financial instrument.

/s/ RSM US LLP

We have served as the Company's auditor since 2020.

Tampa, Florida
March 21, 2024

APYX MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$43,652	$10,192
Trade accounts receivable, net of allowance of $608 and $668	14,023	10,602
Income tax receivables	—	7,545
Other receivables	30	99
Inventories, net of provision for obsolescence of $875 and $457	9,923	11,797
Prepaid expenses and other current assets	2,734	2,737
Total current assets	70,362	42,972
Property and equipment, net	1,915	6,761
Operating lease right-of-use assets	5,162	710
Finance lease right-of-use assets	69	115
Other assets	1,732	1,217
Total assets	$79,240	$51,775

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,712	$2,669
Accrued expenses and other current liabilities	9,661	8,928
Current portion of operating lease liabilities	347	216
Current portion of finance lease liabilities	20	37
Total current liabilities	12,740	11,850
Long-term debt, net of debt discounts and issuance costs	33,185	—
Long-term operating lease liabilities	4,896	470
Long-term finance lease liabilities	53	73
Long-term contract liabilities	1,246	1,408
Other liabilities	198	181
Total liabilities	52,318	13,982
Commitments and Contingencies (Note 17)
EQUITY
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 0 issued and outstanding as of December 31, 2023 and 2022	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized; 34,643,888 issued and outstanding as of December 31, 2023, and 34,597,822 issued and outstanding as of December 31, 2022	35	35
Additional paid-in capital	81,114	73,282
Accumulated deficit	(54,448)	(35,735)
Total stockholders' equity	26,701	37,582
Non-controlling interest	221	211
Total equity	26,922	37,793
Total liabilities and equity	$79,240	$51,775

The accompanying notes are an integral part of the consolidated financial statements.

APYX MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2023	2022
Sales	$52,349	$44,510
Cost of sales	18,590	15,379
Gross profit	33,759	29,131
Other costs and expenses:
Research and development	4,844	4,544
Professional services	7,031	9,044
Salaries and related costs	19,637	18,621
Selling, general and administrative	22,198	20,484
Total other costs and expenses	53,710	52,693
Gain on sale-leaseback	2,692	—
Loss from operations	(17,259)	(23,562)
Interest income	921	157
Interest expense	(2,478)	(15)
Other income, net	622	509
Loss on extinguishment of debt	(3,088)	—
Total other (loss) income, net	(4,023)	651
Loss from operations before income taxes	(21,282)	(22,911)
Income tax (benefit) expense	(2,432)	367
Net loss	(18,850)	(23,278)
Net loss attributable to non-controlling interest	(137)	(94)
Net loss attributable to stockholders	$(18,713)	$(23,184)

Loss per share - basic and diluted	$(0.54)	$(0.67)

Weighted average number of shares outstanding - basic and diluted	34,622	34,516

The accompanying notes are an integral part of the consolidated financial statements.

APYX MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Non-controlling interest
	Shares	Par Value				Total Equity
Balance at December 31, 2021	34,410	$34	$66,221	$(12,551)	$305	$54,009
Shares issued on stock options exercises for cash	106	1	364	—	—	365
Stock based compensation	—	—	6,697	—	—	6,697
Shares issued on net settlement of stock options	82	—	—	—	—	—
Net loss	—	—	—	(23,184)	(94)	(23,278)
Balance at December 31, 2022	34,598	$35	$73,282	$(35,735)	$211	$37,793
Contributions from non-controlling interest	—	—	—	—	147	147
Shares issued on stock options exercises for cash	35	—	86	—	—	86
Stock based compensation	—	—	5,114	—	—	5,114
Shares issued on net settlement of stock options	11	—	—	—	—	—
Proceeds from debt allocated to warrants	—	—	2,632	—	—	2,632
Net loss	—	—	—	(18,713)	(137)	(18,850)
Balance at December 31, 2023	34,644	$35	$81,114	$(54,448)	$221	$26,922

The accompanying notes are an integral part of the consolidated financial statements.

APYX MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(18,850)	$(23,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	692	890
Provision for inventory obsolescence	523	240
Provision for product warranties	261	(2)
(Gain) loss on disposal of property and equipment	(2,531)	75
Loss on extinguishment of debt	3,088	—
Stock based compensation	5,114	6,697
Allowance for credit losses	279	315
Non-cash lease expense	87	—
Non-cash interest expense	545	—
Changes in operating assets and liabilities:
Trade receivables	(3,574)	1,918
Income tax receivables	7,545	97
Prepaid expenses and other assets	(188)	(523)
Inventories	1,459	(5,568)
Accounts payable	25	67
Accrued expenses and other liabilities	276	(1,208)
Net cash used in operating activities	(5,249)	(20,280)
Cash flows from investing activities
Purchases of property and equipment	(533)	(1,010)
Proceeds from sale of property and equipment	7,267	—
Net cash provided by (used in) investing activities	6,734	(1,010)
Cash flows from financing activities
Proceeds from stock option exercises	86	365
Proceeds from long-term debt	43,474	—
Payment of debt issuance costs	(3,106)	—
Proceeds from debt allocated to warrants	2,632	—
Repayment of finance lease liabilities	(37)	(148)
Extinguishment of credit agreement	(11,030)	—
Contributions from non-controlling interests	147	—
Net cash provided by financing activities	32,166	217
Effect of exchange rates on cash	(191)	395
Net change in cash and cash equivalents	33,460	(20,678)
Cash and cash equivalents, beginning of year	10,192	30,870
Cash and cash equivalents, end of year	$43,652	$10,192

APYX MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

	Year Ended December 31,
	2023	2022
Cash paid for:
Interest expense	$1,935	$15
Income taxes	$329	$128

Noncash activities:
Right-of-use assets capitalized and operating lease liabilities recognized upon execution of lease	$4,917	$—
Transfer of right-of-use assets to property and equipment on exercise of purchase option	$15	$—
Right-of-use assets capitalized and operating lease liabilities recognized upon lease modification	$—	$769
Right-of-use assets capitalized and finance lease liabilities recognized upon execution of lease	$—	$103
Right-of-use assets and finance lease liabilities derecognized upon execution of lease modification	$—	$28

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

The Company is an advanced energy technology company with a passion for elevating people’s lives through innovative products, including its Helium Plasma Technology products marketed and sold as Renuvion® in the cosmetic surgery market and J-Plasma® in the hospital surgical market. Renuvion and J-Plasma offer surgeons a unique ability to provide controlled heat to tissue to achieve their desired results. The Company also leverages its deep expertise and decades of experience in unique waveforms through OEM agreements with other medical device manufacturers.

Recent Business Developments

On March 14, 2022, the U.S. Food and Drug Administration (“FDA”) posted a Safety Communication that warned consumers and health care providers against the use of the Company’s Advanced Energy products outside of their FDA-cleared indications for general use in cutting, coagulation, and ablation of soft tissue during open and laparoscopic surgical procedures. Following the Safety Communication, the Company experienced reduced demand for the adoption of its Helium Plasma Technology.

On May 26, 2022, the Company announced that it had received 510(k) clearance from the FDA for the use of the Renuvion Dermal handpiece for specific dermal resurfacing procedures. On July 18, 2022, the Company announced that it had received 510(k) clearance from the FDA for the use of the Renuvion APR handpiece for certain skin contraction procedures.

On June 2, 2022, and July 21, 2022, the FDA updated the Medical Device Safety Communication to recognize the new 510(k) clearances for the Renuvion Dermal handpiece, and the expanded indications for the Renuvion® APR handpiece. The 510(k) clearance for the Renuvion Dermal handpiece allows surgeons to perform dermal resurfacing procedures for the treatment of moderate to severe wrinkles and rhytides, limited to patients with Fitzpatrick Skin Types I, II or III. The 510(k) clearance for the Renuvion APR handpieces now addresses improving the appearance of lax (loose) skin in the neck and submental region.

On February 27, 2023, the Company announced that it received 510(k) clearance from the FDA for the use of the Renuvion APR handpiece for the delivery of radiofrequency energy and/or helium plasma where coagulation/contraction of soft tissue is needed. Soft tissue includes subcutaneous tissue.

On April 28, 2023, the Company announced it had received 510(k) clearance from the FDA for the use of the Renuvion APR handpiece for coagulation of subcutaneous soft tissues following liposuction for aesthetic body contouring.

On May 10, 2023, the FDA updated the Safety Communication to inform consumers and healthcare providers about the clearance for the Renuvion APR handpiece for coagulation of subcutaneous soft tissues following liposuction.

On June 14, 2023, the Company announced that we received 510(k) clearance from the FDA for the Renuvion Micro handpiece, a new addition to the Renuvion production family. The Renuvion Micro handpiece was cleared with an indication for the delivery of radiofrequency energy and/or helium plasma where coagulation/contraction of soft tissue is needed. Soft tissue includes subcutaneous tissue.

Liquidity

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

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
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

The Company has incurred recurring net losses and cash outflows from operations and it anticipates that losses will continue in the near term. For the year ended December 31, 2023, the Company incurred a loss from operations of $17.3 million and used $5.2 million of cash in operations, which is inclusive of the receipt of its tax refund of approximately $8.1 million. As of December 31, 2023, cash and cash equivalents on-hand were $43.7 million. The Company plans to continue to fund its operations and capital funding needs through existing cash, sales of our products and if necessary additional equity and/or debt financing. However, it cannot be certain that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to the Company or its existing stockholders. The sale of additional equity would result in dilution to the Company’s stockholders. Incurring additional debt financing would result in further debt service obligations, and the instruments governing such debt could provide for operating and financing covenants that would restrict the Company’s operations. If the Company is unable to raise additional capital in sufficient amounts or on acceptable terms, it may be required to delay, limit, reduce, or terminate its sales, marketing and product development. Any of these actions could harm the business, results of operations and prospects.

On November 22, 2022, the Company filed a shelf registration statement providing it the ability to register and sell securities in the aggregate amount up to $100 million. The shelf registration included an embedded ATM facility for up to $40 million. To date the Company has not utilized this facility.

On February 17, 2023, the Company entered into a Credit, Security and Guaranty Agreement (the “MidCap Credit Agreement”) with MidCap Funding IV Trust (as agent), and MidCap Financial Trust (as term loan servicer), and the lenders party thereto from time to time.

The MidCap Credit Agreement provided for an up to $35 million facility, consisting of senior secured term loans and a secured revolving facility. The MidCap Credit Agreement provided for senior secured term loans of up to $25 million, comprised of (i) an initial tranche of $10 million, (ii) a second tranche of $5 million, and (iii) a third tranche of $10 million. The secured revolving facility provided for loans in an aggregate principal amount of up to $10 million, subject to a borrowing base equal to certain percentages of the Company’s eligible accounts receivable and inventory, as determined in accordance with the terms of the MidCap Credit Agreement. The MidCap Credit Agreement was extinguished when, on November 8, 2023, when we entered into a Credit and Guaranty Agreement (the “Perceptive Credit Agreement”), by and among Apyx Medical (as borrower), Apyx China Holding Corp. and Apyx Bulgaria EOOD, our wholly-owned subsidiaries (as subsidiary guarantors), and Perceptive Credit Holdings IV, LP (as initial lender and administrative agent)(“Perceptive”), and the lenders from time to time party thereto. The Perceptive Credit Agreement provides for a facility of up to $45 million, consisting of senior secured term loans. The Perceptive Credit Agreement provides for (i) an initial loan of $37.5 million and (ii) a delayed draw loan of $7.5 million.

For a more in-depth description of the terms of the MidCap Credit Agreement and the Perceptive Credit Agreement, see Note 11.

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

For a more in-depth description of the terms of the Purchase Agreement, see Notes 6 and 7.

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

Management believes that the actions already taken, including replacing the MidCap Credit Agreement with the Perceptive

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Credit Agreement, alleviated the conditions that previously raised substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date of issuance of its Consolidated Financial Statements.

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

Cash and Cash Equivalents

Holdings of highly liquid investments with original maturities of three months or less from the date of purchase are considered to be cash equivalents. As of December 31, 2023 and 2022, all of the Company’s investments are in money market funds or in Treasury Bills with original maturities of three months or less and are included in cash and cash equivalents.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of trade accounts receivable. With respect to cash, the Company frequently maintains cash and cash equivalent balances in excess of federally insured limits. However, it has not experienced any losses in such accounts.

Trade Accounts Receivable and Allowance for Credit Losses

The Company’s standard credit terms for billings range from net 30 days to net 120 days, depending on the customer agreement. However, management is able to use discretion in actual terms granted to customers. Accounts receivable are determined to be past due if payments are not made in accordance with such agreements.

When evaluating the adequacy of the allowance for credit losses, we analyze historical bad debt experience, the composition of outstanding receivables by customer class, and the age of outstanding balances, and we make estimates in connection with establishing the allowance for credit losses, including the expected impacts of changes in the operating environment and other trends. Changes in estimates are reflected in the period they are made. If the financial condition of our customers deteriorates, resulting in an inability to make payments, additional allowances may be required. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Management believes that the allowances for credit losses of approximately $0.6 million and $0.7 million at December 31, 2023 and 2022, respectively, are adequate to provide for probable credit losses.

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

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Valuation of Long-Lived Assets

The Company reviews long-lived assets for recoverability if events or changes in circumstances indicate that the assets may have been impaired. This circumstance exists when the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from its use and eventual disposition. In those cases, an impairment loss is recognized to the extent that the assets’ carrying amount exceeds its fair value. Any impairment losses are not restored in the future if the fair value increases. At December 31, 2023 and 2022, the Company believes the remaining carrying values of its long-lived assets are recoverable.

Leases

The Company does not recognize leases with terms less than twelve months in duration, or that have variable only payments, in its Consolidated Balance Sheets as right-of-use assets and lease liabilities. The Company has adopted the practical expedient which allows for the Company to not separate lease and non-lease components of contracts. Accordingly, non-lease components are included in the measurement of the Company’s lease liabilities and right-of-use assets. If the Company is aware of the implicit rate in leases, the Company determines the operating lease liability using the implicit rate. For those leases where the Company is not aware of the implicit rate in the lease, the Company utilizes an incremental borrowing rate, which is indicative of its collateralized borrowing rate. Rates utilized were 1.83% to 9.09% for our outstanding leases at December 31, 2023.

Product Warranties

The Company provides a four-year limited warranty on end-user sales of its Renuvion and J-Plasma generators, a two year warranty on mounting fixtures, and a one-year warranty on certain accessories. The Company estimates and provides for future costs for product warranties in cost of sales at the time revenue is recognized. The Company bases its product warranty costs on related material costs, repair labor costs and shipping costs. The Company estimates the future cost of product warranties by considering historical material, repair labor, and shipping costs, and applying the experience rates to the outstanding warranty period for products sold. It is reasonably possible that actual results could differ from those estimates.

Debt and Debt Issuance Costs

Proceeds allocated to debt instruments are recorded net of discounts, such as those resulting from other financial instruments issued in a debt transaction or bifurcated embedded derivative features within the debt agreement, and debt issuance costs. Debt issuance costs are allocated to issued and unissued financial instruments based on costs incurred and the underlying commitments in the debt agreement. At the inception of the debt instrument, the Company determined the fair value of the debt and other financial instruments, including warrants and bifurcated embedded derivatives, and allocated the proceeds to each financial instrument based upon these estimated fair values. Debt issuance costs allocated to unissued financial instruments are deferred as an asset until the financial instrument is issued. Debt discounts and issuance costs are amortized over the estimated life of issued debt using the effective interest method and are presented as reduction of the related debt.

Revenue Recognition

Revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration that the Company expects to receive for those goods or services. To recognize revenue, the Company (i) identifies the contract(s) with a customer; (ii) identifies the performance obligations in the contract; (iii) determines the transaction price; (iv) allocates the transaction price to the performance obligations in the contract; and (v) recognizes revenue when, or as, it satisfies the performance obligation(s). For sales of the Company's Advanced Energy products (Renuvion and J-Plasma), this is

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
at a point in time when title has been transferred to the customer, which is generally at the time of shipment or receipt by customer for FOB destination terms. For sales of products under its OEM agreements, the Company recognizes revenue over time when no alternative use exists for the manufactured goods and the Company has rights to payment. Presently, the Company does not stock any significant completed goods under its OEM agreements, accordingly, the recognition of revenue under these agreements approximates point in time recognition. The following policies apply to its major categories of revenue transactions:

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

Advertising Costs

Advertising costs are expensed as incurred. The amounts of advertising costs, including trade shows, direct to consumer advertising and other related costs, were approximately $1.8 million and $2.3 million for the years ended December 31, 2023, and 2022, respectively.

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

Litigation Contingencies

In accordance with authoritative guidance, the Company accrues a liability in its consolidated financial statements when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible, but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed in the notes to the consolidated financial statements. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded; actual results may differ from those estimates.

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

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
units are excluded from the calculation of diluted shares. In periods of loss, all potentially dilutive units are anti-dilutive and are excluded from the calculation of diluted income (loss) per share.

Research and Development Costs

Research and development expenses are charged to operations as incurred. The amounts of research and development costs were approximately $4.8 million and $4.5 million for the years ended December 31, 2023 and 2022, respectively.

Income Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in FASB ASC Topic 740, Income Taxes. Under the liability method, deferred taxes are determined based on temporary differences between the financial statement and tax bases of assets and liabilities using tax rates expected to be in effect during the years in which the deferred taxes reverse. The Company accounts for interest and penalties on income taxes as income tax expense. A valuation allowance is recorded when it is more likely than not that a tax benefit will not be realized. In determining the need for valuation allowances the Company considers projected future taxable income, the timing of reversals of temporary differences, and the availability of tax planning strategies. As of December 31, 2023 and 2022, the Company recorded a valuation allowance on its net deferred tax assets.

The Company assesses the realizability of deferred tax assets each reporting period and will be able to reduce the valuation allowance to the extent the financial results of continuing operations improve, and it becomes more likely than not that the deferred tax assets will be realized. As Management has not fully determined the timing of when it will generate taxable income in the U.S., the Company will continue to record a full valuation allowance on the net deferred tax assets as of December 31, 2023.

The Company assesses the financial statement impact of an uncertain tax position taken or expected to be taken on an income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained.

Foreign Currency Transactions

The functional currency of Apyx Bulgaria is the U.S. dollar. The monetary assets and liabilities that are denominated in a currency other than U.S. dollar are remeasured into U.S. dollars at the exchange rate on the balance sheet date, while non-monetary items are remeasured at historical rates. Revenue and expenses are remeasured at weighted average exchange rates during the period. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in selling, general and administrative expenses in the Consolidated Statements of Operations and were not material for the years ended December 31, 2023 and 2022.

Reclassifications

The Company has reclassified certain amounts presented in the prior year to conform to the current year presentation. These reclassifications had no impact on previously reported net income, retained earnings or operating cash flows for the periods presented.

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
NOTE 3.     RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). The update changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, contract assets, held-to-maturity debt securities and loans, and requires entities to use a new forward-looking expected loss model that will result in the earlier recognition of allowance for losses. This update, as originally issued, was effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) Effective Dates, which deferred the effective dates of these standards for Smaller Reporting Companies until fiscal years beginning after December 15, 2022. The Company adopted ASU 2016-13 on January 1, 2023, and its impact was not material to the Company.

No other new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material impact on the Company's consolidated financial statements or disclosures.

NOTE 4.     CHINA JOINT VENTURE

In 2019, the Company executed a joint venture agreement with its Chinese supplier (the “China JV”) whereby the Company has a 51% ownership interest. The China JV has been consolidated in these consolidated financial statements. The agreement required the Company to make capital contributions of approximately $357,000 into the newly formed entity, which were made in prior years. In June 2023, the Company executed an amendment to the joint venture agreement to increase the amount of its registered capital. The amendment requires the Company to make additional capital contributions to the China JV of $255,000, of which $153,000 has been made as of December 31, 2023. As of the date of these Consolidated Financial Statements, the joint venture has not commenced principal operations.

Changes in the Company’s ownership investment in the China JV were as follows:

	Year Ended December 31,
(In thousands)	2023	2022
Beginning interest in China JV	$219	$317
Contributions	153	—
Net loss attributable to Apyx	(143)	(98)
Ending interest in China JV	$229	$219

NOTE 5.     INVENTORIES

Inventories consisted of the following:

(In thousands)	December 31, 2023	December 31, 2022
Raw materials	$4,112	$4,979
Work in process	2,257	2,160
Finished goods	4,429	5,115
Gross inventories	10,798	12,254
Less: provision for obsolescence	(875)	(457)
Inventories, net	$9,923	$11,797

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
NOTE 6.     PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

(In thousands)	December 31, 2023	December 31, 2022
Land	$—	$1,600
Building and improvements	—	4,426
Machinery and equipment	2,651	2,613
Furniture and fixtures	233	211
Computer equipment and software	1,018	1,420
Leasehold improvements	212	178
Molds	923	847
Total property, plant and equipment	5,037	11,295
Less: accumulated depreciation and amortization	(3,522)	(5,041)
Property and equipment in service	1,515	6,254
Construction in progress	400	507
Property and equipment, net	$1,915	$6,761

Total depreciation expense was $0.7 million for each of the years ended December 31, 2023 and 2022, respectively. Depreciation expense is included within cost of goods sold and selling, general and administrative expense in the Consolidated Statements of Operations.

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

On May 8, 2023, the Company closed on the Purchase Agreement and concurrently executed a 10-year agreement to leaseback the underlying Property from the Purchaser (see Note 7). The Company received net cash proceeds of approximately $6.6 million after withholding the security deposit of approximately $0.6 million, equal to one year's rent, taxes, first month's rent, expenses, and fees. The $2.7 million gain on this transaction is presented in gain on sale-leaseback in the accompanying Consolidated Statement of Operations for the year ended December 31, 2023.

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
NOTE 7.     LEASES

Operating Leases

The Company leases its facilities in Clearwater, Florida and Sofia, Bulgaria under non-cancelable operating lease agreements. In connection with the terms of the Purchase Agreement (see Note 6), during May 2023, the Company entered into a Single Tenant Industrial Building Lease (the “Lease”), pursuant to which the Property was leased back to the Company. The Lease has an initial term of ten (10) years commencing from the closing (the “Initial Term”), and a renewal term of five (5) years, exercisable at the Company’s option. The annual fixed rent is $619,500 for the first year of the Initial Term, and is subject to a 4% escalation every year thereafter through the Initial Term. Rent will be reset to the current market rate should the Company exercise the renewal option. The Lease provides for a 3% management fee on rent payments throughout the Initial Term and optional renewal term. During the year ended December 31, 2022, the Company’s leases on the vehicles in Clearwater, Florida expired and the Company purchased the vehicles at fair value. During the year ended December 31, 2022, the Company entered into a one year extension on one of its leases on computer equipment. This extension resulted in reclassification of the lease from finance to operating. This lease expired during the year ended December 31, 2023 and the Company continued to rent the equipment on a month-to-month basis. During the year ended December 31, 2022, the Company entered into a five-year extension of its Sofia, Bulgaria facility. These operating leases have terms expiring through May 2033.

Finance Leases

The Company has entered into non-cancelable finance leases for certain computer equipment and a vehicle in Clearwater, Florida. During the year ended December 31, 2023, the Company’s lease on the vehicle in Clearwater, Florida expired and the Company purchased the vehicle for the purchase price specified in the lease agreement. Upon termination of the lease, the vehicle was transferred to fixed assets. During the year ended December 31, 2022, the Company entered into a 63-month lease for computer equipment. The computer equipment lease expires in July 2027.

Information about the Company’s lease costs are as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Operating lease costs	$732	$213
Finance lease costs:
Amortization of right-of-use assets	31	138
Interest on lease liabilities	2	5
Variable lease costs	44	16
Total lease costs	$809	$372

Cash information related to our leases are as follows:

	Year Ended December 31, 2023		Year Ended December 31, 2022
(in thousands)	Operating	Finance	Operating	Finance
Cash paid for lease liabilities	$643	$40	$219	$153

Information about the Company’s weighted average remaining lease terms and discount rate assumptions are as follows:

	Year Ended December 31, 2023		Year Ended December 31, 2022
	Operating	Finance	Operating	Finance
Weighted average remaining lease term (in years)	8.9	3.6	4.4	3.9
Weighted average discount rate	8.42%	2.32%	2.54%	2.60%

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Maturities of lease liabilities as of December 31, 2023 are as follows:

(In thousands)	Operating	Finance
2024	$778	$21
2025	805	21
2026	832	21
2027	860	12
2028	764	—
Thereafter	3,752	—
Total lease payments	7,791	75
Less imputed interest	(2,548)	(2)
Present value of lease liabilities	5,243	73
Less current portion of lease liabilities	(347)	(20)
Long-term portion of lease liabilities	$4,896	$53

NOTE 8.     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	December 31, 2023	December 31, 2022
Accrued payroll and related costs	$829	$563
Accrued bonuses	1,545	—
Accrued commissions	1,489	847
Accrued product warranties	445	391
Accrued product liability claim insurance deductibles	3,521	1,825
Accrued professional fees and legal related contingent liabilities	518	901
Joint and several payroll liability	—	345
Short-term contract liabilities	488	853
Uncertain tax positions	—	2,079
Other accrued expenses and current liabilities	826	1,124
Total accrued expenses and other current liabilities	$9,661	$8,928

Included in accrued payroll and related costs at December 31, 2023 is approximately $0.3 million of accrued severance costs for the Company’s former Chief Financial Officer.

NOTE 9.     PRODUCT WARRANTIES

Product warranty activity consisted of the following for the years ended:

(In thousands)	December 31, 2023	December 31, 2022
Beginning balance	$391	$593
Provision for product warranties	261	196
Change in estimate to fulfill prior-year warranty obligations	—	(198)
Product warranty costs incurred	(207)	(200)
Accrued product warranties	$445	$391

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 10.     JOINT AND SEVERAL PAYROLL LIABILITY

During 2018 and 2019, the Company improperly calculated and reported the amount of income to certain employees and did not collect and remit the correct amount of its employees’ portion of income and payroll taxes, related to stock option exercises as required by the IRS. Due to IRS statutory requirements, the Company had joint and several liability for the full amount that was not withheld and remitted to the proper taxing authorities. During the years ended December 31, 2023 and 2022, the Company was relieved of $0.3 million and $0.7 million, respectively, of its joint and several payroll liability due to the lapse of the statute of limitations on the liability. These adjustments are included in other income, net in the accompanyng Consolidated Statements of Operations for the years ended December 31, 2023 and 2022. This amount of the liability was approximately $0.3 million at December 31, 2022.

NOTE 11.     DEBT

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

Issuance of MidCap Warrants

In connection with the Company’s obligations under the MidCap Credit Agreement, the Company issued to a statutory trust of MidCap Financial warrants to purchase up to 250,000 shares of its common stock, par value $0.001, with an exercise price of $3.40 per share. These warrants remain outstanding as of December 31, 2023.

The warrants have a 10 year term and can be exercised by issuing payment to the Company for the number of warrants exercised or exercised net by surrendering warrants with an intrinsic value equal to the cumulative exercise price of the warrants being exercised.

The Company determined that these warrants meet the criteria for equity classification and included the proceeds allocated to the warrants, on a relative fair value basis, as a debt discount and additional paid-in capital in the accompanying consolidated financial statements.

MidCap Debt Issuance Costs

In connection with entering into the MidCap Credit Agreement, the Company incurred debt issuance costs of approximately $1.6 million, comprised primarily of commissions paid to the financial advisor. These costs were allocated to the issued and unissued term loans and the revolving facility. The costs allocated to the issued term loan were being amortized using the effective interest method over the life of the loan. The costs allocated to the unissued term loans were deferred and were being amortized over the life of the term loans starting at the issuance date. The Company recognized the deferred costs at the point that the Company’s rights to borrow on the term loans expired. The costs allocated to the revolving facility were being recognized on a straight-line basis over the term of the MidCap Credit Agreement. Together with unamortized debt discounts and prepayment penalties incurred in the extinguishment, the Company recognized all unamortized debt issuance costs in loss on extinguishment of debt in the accompanying Consolidated Statement of Operations for the year ended December 31, 2023.

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

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Perceptive Credit Agreement provides for a facility of up to $45 million, consisting of senior secured term loans. The Perceptive Credit Agreement provides for (i) an initial loan of $37.5 million and (ii) a delayed draw loan of $7.5 million. The Credit Agreement matures on November 8, 2028.

Loans

The initial loan of $37.5 million was fully funded on November 8, 2023, with approximately $11.0 million of the proceeds used to payoff the obligations under the MidCap Credit Agreement, including approximately $1.0 million of related prepayment penalties and exit fees, and $2.7 million for transaction fees and other expenses incurred in connection with the Perceptive Credit Agreement, which included a 2% fee of the total facility payable to Perceptive at closing. The delayed draw loan is available until December 31, 2024, conditioned upon, among other things, the achievement of a minimum revenue target. After repayment of the MidCap Credit Agreement and payment of transaction fees and other expenses in connection with the Perceptive Credit Agreement, the net proceeds of these loans will be used for working capital and general corporate purposes.

The initial loan and delayed draw loan bear interest at a floating rate based on one-month SOFR, subject to a floor of 5.0%, plus 7.0% (12.4% at December 31, 2023). The first forty-eight (48) months of the loans constitute an interest-only period, with interest payable monthly on the last day of each month. Subsequent to the interest-only period, the outstanding principal amount of the loans is repayable in monthly payments of 3% of the outstanding balance on the payment date. All remaining outstanding principal, together with all accrued and unpaid interest, is due at maturity. The loans may be voluntarily prepaid in full, or in part, at any time, subject to terms and conditions set forth in the Perceptive Credit Agreement. Additionally, the loans are subject to mandatory prepayment obligations, pursuant to the terms of the Perceptive Credit Agreement. Prepayments of the loans are subject to fees of 10%, 9%, 6%, 4% and 2% of the prepayment amounts made during the first year, second year, third year, fourth year, and thereafter, respectively.

Collateral

The obligations of the Company under the Perceptive Credit Agreement are secured by first priority liens on substantially all of its assets.

Covenants

The Perceptive Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and its subsidiaries, among other things, to incur debt, grant liens, make distributions, enter certain restrictive agreements, pay or modify subordinated debt, dispose of assets, make investments and acquisitions, enter into certain transactions with affiliates, and undergo certain fundamental changes, in each case, subject to limitations and exceptions set forth in the Perceptive Credit Agreement. The Perceptive Credit Agreement also requires the Company to satisfy certain financial covenants, including minimum trailing twelve month net revenue targets relating to its Advanced Energy segment (tested quarterly), with year-end targets of $41.6 million, $57.0 million, $70.2 million, and $87.8 million for 2024, 2025, 2026, and 2027, respectively. Additionally, the Company must maintain a balance of $3 million in cash and cash equivalents during the duration of the Perceptive Credit Agreement’s term. As of December 31, 2023, the Company was in compliance with the financial covenants contained within the Perceptive Credit Agreement.

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

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company bifurcated a derivative liability related to the potential acceleration triggered upon an event of default (contingent put option) and the supplemental interest upon an event of default features of the Perceptive Credit Agreement. The fair value of the bifurcated derivative is de minimis to the Company’s consolidated financial statements.

Issuance of Warrants

In connection with the Company’s initial loan under the Perceptive Credit Agreement, the Company issued Perceptive warrants to purchase up to 1,250,000 shares of its common stock, par value $0.001, with an exercise price of $2.43 per share. Upon the issuance of the delayed draw loan, if applicable, the Company will issue Perceptive warrants to purchase up to 250,000 shares of its common stock, par value $0.001, with an exercise price of equal to the 10-day volume weighted average sale price from the preceding business day.

The warrants have a 10 year term and can be exercised by issuing payment to the Company for the number of warrants exercised or exercised net by surrendering warrants with an intrinsic value equal to the cumulative exercise price of the warrants being exercised.

The Company determined that these warrants meet the criteria for equity classification and included the proceeds allocated to the warrants, on a relative fair value basis, as a debt discount and additional paid-in capital in the accompanying consolidated financial statements.

Debt Issuance Costs

In connection with entering into the Perceptive Credit Agreement, the Company incurred debt issuance costs of approximately $1.5 million, comprised primarily of commissions paid to the financial advisor. These costs were allocated to the initial term loan and the currently unissued delayed draw term loan. The costs allocated to the issued term loan are being amortized using the effective interest method over the life of the loan. The costs allocated to the unissued delayed draw term loan have been deferred and will be amortized over the life of the delayed draw term loan starting at the issuance date. If the delayed draw term loan is not issued, the Company will recognize the deferred costs at the point that the Company's rights to borrow on the term loan expires.

Other Debt Information

Included in interest expense for the year ended December 31, 2023, is $140,000 of amortization of the debt issuance costs and $324,000 of amortization of the debt discounts including accretion of the exit fee on the MidCap term loan. Included in interest expense for the year ended December 31, 2023, is $74,000 of amortization of the debt issuance costs and $7,000 of amortization of the debt discount on the MidCap revolving facility.

The Company’s term loan, net consists of the following at December 31, 2023:

(In thousands)
Term loan	$37,500
Unamortized debt issuance costs	(1,240)
Unamortized debt discount	(3,075)
Term loan, net	$33,185

As of December 31, 2023, principal repayments on the term loan are as follows:

(In thousands)
2024	$—
2025	—
2026	—
2027	2,216
2028	35,284
Total repayments	$37,500

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 12.    CONTRACT ASSETS AND LIABILITIES

The Company’s contracts with customers may result in the Company having contract assets and liabilities. These contract assets and liabilities arise primarily from OEM development and supply agreements where the development of the goods does not represent a performance obligation on a standalone basis. The Company defers the development fees billed to customers, and the associated costs, and recognizes them as it completes performance obligations on the supply portion of the agreement. Other contract liabilities may be recognized when a customer prepays for goods or services or if the Company has an unfulfilled performance obligation that a customer has been invoiced for.

At December 31, 2023 and 2022, respectively, the Company had recorded approximately $1.7 million and $2.3 million of contract liabilities and $0.5 million and $0.6 million of contract assets related to customer prepayments and the deferral of revenues and expenses under these agreements. At December 31, 2023, $0.5 million of the contract liabilities and $0.1 million of the contract assets are presented as current in the accompanying Consolidated Balance Sheets within accrued expenses and other current liabilities and prepaid expenses and other current assets, respectively. At December 31, 2022, $0.9 million of the contract liabilities and $0.1 million of the contract assets are presented as current in the accompanying Consolidated Balance Sheets within accrued expenses and other current liabilities and prepaid expenses and other current assets, respectively.

During each of the years ended December 31, 2023 and 2022, the Company recognized approximately $0.2 million of contract liabilities and $0.1 million of contract assets that existed as of December 31, 2022 and 2021, in sales and cost of sales, respectively, in the accompanying Consolidated Statement of Operations for the year ended December 31, 2023 and 2022.

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

	Year Ended December 31,
(in thousands, except per share data)	2023	2022
Numerators:
Net loss attributable to stockholders	$(18,713)	$(23,184)

Weighted average shares outstanding - basic and diluted	34,622	34,516

Loss per share - basic and diluted	$(0.54)	$(0.67)

Anti-dilutive instruments excluded from diluted loss per common share:
Warrants	1,500	—
Options	7,343	6,520

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 14.     INCOME TAXES

Components of income tax (benefit) expense are as follows:

(In thousands)	December 31, 2023	December 31, 2022
Current:
Federal	$(2,646)	$214
State	29	29
Foreign	185	124
	(2,432)	367

Deferred:
Federal	(3,386)	(4,096)
State	(989)	(1,004)
	(4,375)	(5,100)

Valuation allowance	4,375	5,100

Total income tax (benefit) expense	$(2,432)	$367

Below is a reconciliation of the statutory federal income tax rate to the Company's effective tax rate:

	Year Ended December 31,
	2023	2022
Federal tax provision	21.0%	21.0%
State taxes (net of federal benefit)	4.6%	4.4%
Valuation allowance	(20.6)%	(22.3)%
Incentive stock compensation expense	(1.8)%	(2.2)%
Section 162(m) compensation	(1.4)%	(1.1)%
GILTI	(1.9)%	(0.9)%
Uncertain tax positions	9.8%	(0.9)%
Other	1.7%	0.4%
Total	11.4%	(1.6)%

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Major components of the Company’s deferred tax assets (liabilities) are as follows:

(In thousands)	December 31, 2023	December 31, 2022
Deferred tax assets:
Loss and credit carryforwards	$8,771	$7,476
Stock-based compensation	2,890	2,381
Research and development capitalization	2,178	982
Lease liabilities	1,276	—
Accrued insurance deductibles	798	400
Interest expense limitation	599	—
Accrued bonuses	408	—
Deferred revenue	325	339
Inventory 263A adjustment	231	394
Other	556	553
Total deferred tax assets	18,032	12,525
Valuation allowance	(16,443)	(12,068)
Total deferred tax assets, net of valuation allowance	1,589	457
Deferred tax liabilities:
Lease right-of-use assets	(1,253)	—
Property and equipment	(165)	(205)
Other	(171)	(252)
Total deferred tax liabilities	(1,589)	(457)
Net deferred tax assets	$—	$—

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

The Company assesses the financial statement impact of an uncertain tax position taken or expected to be taken on an income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained. As of December 31, 2023, the Company has no uncertain tax positions. As of December 31, 2022, the Company had recorded a liability of approximately $1.3 million related to uncertain tax positions and accrued approximately $0.8 million and of interest and penalties on these positions.

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following is a roll-forward of the Company's total gross unrecognized tax benefits, not including interest and penalties, for the years ended December 31:

(in thousands)	Gross Unrealized Tax Benefits
	2023	2022
Beginning of year balance	$1,313	$1,313
Additions of tax positions related to the current year	—	—
Additions of tax positions related to the prior year	—	—
Decreases for tax positions related to prior year	(1,313)	—
End of year balance	$—	$1,313

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company is subject to U.S. federal and state income tax examination. The Company’s 2021 through 2022 U.S. federal income tax returns are subject to examination by the Internal Revenue Service (“IRS”). The Company’s state income tax returns are subject to examination for the 2019 through 2022 tax years.

During 2022, the Company was notified by the IRS that it was examining the Company’s 2018, 2019 and 2020 federal income tax returns. During January 2023, the Company was notified that the examination process was complete and that the Company's tax refunds were approved for substantially the amount recorded in the Company's Consolidated Balance Sheet at December 31, 2022. On August 10, 2023, the Company received $8.1 million from the IRS, which included approximately $0.4 million of interest on the $7.7 million of income tax refunds. In the examination, the Company's uncertain tax positions were accepted by the IRS as submitted on our income tax returns and the Company reversed its uncertain tax positions in January 2023.

NOTE 15.     RETIREMENT PLAN

The Company provides a tax-qualified profit-sharing retirement plan under section 401(k) of the Internal Revenue Code for the benefit of eligible employees with an accumulation of funds for retirement on a tax-deferred basis and provides for annual discretionary contribution to individual trust funds.

All employees are eligible to participate upon completing three months of service. The employees may make voluntary contributions to the plan up to the maximum percentage allowed by the Internal Revenue Code. Vesting in employee matching contributions is graded and depends on the years of service. After three years from their date of hire, the employees are 100% vested. The Company makes matching contributions of 50% of the employee contributions up to a total of 3% of participant payroll. Matching contributions made by the Company totaled approximately $0.4 million for each of the years ended December 31, 2023 and 2022.

NOTE 16.     RELATED PARTY TRANSACTIONS

Some relatives of Nikolay Shilev, Apyx Bulgaria’s Managing Director, are considered related parties. Teodora Shileva, Mr. Shilev’s spouse, is an employee of the Company working in the accounting department. Svetoslav Shilev, Mr. Shilev’s son, is a quality manager in the quality assurance department.

The partner in the Company’s China joint venture is also a supplier of the Company. For each of the years ended December 31, 2023 and 2022, the Company made purchases from this supplier of approximately $0.6 million. At December 31, 2023 and 2022, the Company had payables to and receivables from this supplier of approximately $82,000 and $8,000, respectively.

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

During December 2021, the Company provided notice of contract termination to an international distributor of the Company. In March 2022, the Company received a letter from the former distributor citing improper contract termination and alleging damages. During 2022, the Company recorded an estimated loss of $250,000 in professional services in the Consolidated Statement of Operations for the year ended December 31, 2022. The Company has not experienced any movement on the

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

matter since our response to the distributor in the fourth quarter of 2022. Accordingly, management revised its estimated loss on the matter to $0 as it is no longer probable that a loss has been incurred. The reduction in estimated loss of $250,000 is included in professional services in the accompanying Consolidated Statement of Operations for the year ended December 31, 2023.

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

While the matter was in the early stages, management had determined that a loss was probable in the estimated range of $475,000 to $2,500,000. The Company recorded an estimated loss of $475,000 in professional services in the accompanying Consolidated Statement of Operations for the year ended December 31, 2022. On June 15, 2023, the U.S. District Court issued an Order dismissing the Hattaway Complaint and granting plaintiff until July 3, 2023 to file a second amended complaint, failing which the U.S. District Court would close the case. On June 27, 2023, the Plaintiff formally notified the Court that a Second Amended Complaint will not be filed and on July 17, 2023, the case was marked closed based on the Court’s June 15, 2023 dismissal order. This closed the matter for the estimated loss recorded by the Company.

During 2022, the Company was notified of certain procedures alleged to have been performed by the same physician and which are currently the subject of two related products liability cases within the courts. During 2023, the Company was notified by its insurance carriers that all or most of the ten individual plaintiff’s allegations could be subject to separate deductibles notwithstanding the commonality of each underlying occurrence. During March 2024, two of the plaintiffs claims were dismissed by the courts. The Company has determined that a loss, comprised of estimated costs to defend the Company against the lawsuits, is probable and that the range of estimated losses is approximately $1,450,000 to $1,950,000. The Company recorded an estimated loss of $1,450,000 related to the matters during 2022. It is at least possible that a change in the actual amount of loss will occur in the near term, though management expects the actual amount of loss will be within the estimated range of losses.

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

During March 2024, the Company was named as a defendant in a number of product liability lawsuits filed under the direction of a single plaintiff’s tort firm in connection with off-label use of Renuvion products and the Company’s alleged mismarketing of the same. The suits are based predominantly in Florida and nearly all involve procedures conducted prior to 2023, which was before the Company received FDA 510k clearance for the use of Renuvion in the types of procedures at issue. The Company denies liability and intends vigorously to defend these suits, many of which appear to be stale under relevant statutes of limitations, in addition to what other substantive defenses may be determined to apply. The Company has determined that a loss, comprised of estimated costs to defend the Company against the lawsuits, is probable and currently estimates the range of losses in connection with these matters to be between $1,300,000 and $1,500,000. The Company recorded an estimated loss of $1,300,000 related to these matters in the accompanying Consolidated Statement of Operations for the year ended December

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

31, 2023. The Company has also determined that there is a reasonable possibility that there will be an additional loss related to the matters, but the Company is unable to provide an estimate of the range of such additional loss at this time.

Purchase Commitments

At December 31, 2023, the Company has purchase commitments for inventories totaling approximately $3.8 million, all of which is expected to be purchased by the end of 2024.

Concentrations

There were no significant sales concentrations for the years ended December 31, 2023 and 2022.

Receivables from two customers and one customer within the Advanced Energy segment represented 22% and 13%, respectively, of trade accounts receivable at December 31, 2023 and 2022.

NOTE 18.     STOCK OPTIONS

In July 2012, the Company’s stockholders approved the 2012 Share Incentive Plan covering a total of 750,000 shares of common stock issuable upon exercise of options to be granted under the plan. At December 31, 2023, options are no longer able to be granted from of this plan.

In July 2015, the Company’s stockholders approved the 2015 Executive and Employee Stock Option Plan covering a total of 2,000,000 shares of common stock issuable upon exercise of options to be granted under the plan. At December 31, 2023, approximately 70,000 are available to be issued in this plan.

In August 2017, the Company’s stockholders approved the 2017 Executive and Employee Stock Option Plan covering a total of 3,000,000 shares of common stock issuable upon exercise of options to be granted under the plan. At December 31, 2023, approximately 10,000 are available to be issued in this plan.

In August 2019, the Company’s stockholders approved the 2019 Share Incentive Plan covering a total of 2,000,000 shares of common stock issuable upon exercise of options to be granted under the plan. At December 31, 2023, approximately 360,000 are available to be issued in this plan.

In August 2021, the Company’s stockholders approved the 2021 Share Incentive Plan covering a total of 1,375,000 shares of common stock issuable upon exercise of options to be granted under the plan. At December 31, 2023, approximately 250,000 are available to be issued in this plan.

In August 2023, the Company’s stockholders approved the 2023 Share Incentive Plan covering a total of 1,600,000 shares of common stock issuable upon exercise of options to be granted under the plan. At December 31, 2023, all 1,600,000 are available to be issued in this plan.

On January 10, 2024, the Company granted employees approximately 1,400,000 options to purchase common shares of the Company's stock at an exercise price of $2.42. All options granted were pursuant to the plans noted above. The options vest over a period of three years.

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The status of the Company’s stock options is summarized as follows:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2021	5,397,691	$5.95
Granted	1,692,417	10.64
Exercised	(316,506)	3.96
Canceled and forfeited	(253,158)	9.59
Outstanding at December 31, 2022	6,520,444	$7.12
Granted	1,527,865	2.63
Exercised	(57,000)	2.65
Canceled and forfeited	(648,426)	6.18
Outstanding at December 31, 2023	7,342,883	$6.31

	Number of options	Weighted average grant date fair value
Non-vested at December 31, 2022	2,227,608	$6.27
Granted	1,527,865	1.95
Vested	(1,195,115)	5.78
Forfeited	(504,577)	4.00
Non-vested at December 31, 2023	2,055,781	$3.90

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

	2023 Grants			2022 Grants
Exercise price	$2.50	-	$4.21	$5.10	-	$10.96
Risk-free rate	3.6%	-	4.3%	1.6%	-	3.9%
Expected dividend yield	—%			—%
Expected volatility	85.8%	-	88.4%	69.6%	-	78.5%
Expected term (in years)	6			5	-	6

The Company recognized approximately $5,114,000 and $6,697,000 in stock-based compensation expense during the years ended December 31, 2023 and 2022, respectively.

The intrinsic value of each option share is the difference between the fair value of our common stock and the exercise price of such option share to the extent it is “in-the-money”. Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation at December 31, 2023 is based on the $2.62 closing stock price of the Company's common stock on December 29, 2023, the last trading day of 2023.

As of December 31, 2023, there were 6,931,726 stock options outstanding and expected to vest with an aggregate intrinsic value of approximately $140,000. These options have a weighted average exercise price of $6.33 and a weighted average remaining contractual term of approximately 6 years.

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of December 31, 2023, there were 5,287,102 stock options outstanding and exercisable with an aggregate intrinsic value of approximately $140,000. These options have a weighted average exercise price of $6.43 and a weighted average remaining contractual term of approximately 6 years.

The total intrinsic value of in the money options exercised during the years ended December 31, 2023 and 2022, was approximately $210,000 and $900,000, respectively. Intrinsic value of exercised shares is the fair value of such shares on the date of exercise less the exercise price of the option on the exercise date.

The total fair value of options granted during the years ended December 31, 2023 and 2022, was approximately $2,980,000 and $11,350,000, respectively. The weighted average fair value of options granted during the years ended December 31, 2023 and 2022, was $1.95 and $6.71, respectively. The total fair value of options vested during the years ended December 31, 2023 and 2022, was approximately $6,900,000 and $5,260,000, respectively.

The Company allows employees to exercise stock-based awards by surrendering stock-based awards with an intrinsic value equal to the cumulative exercise price of the stock-based awards being exercised, referred to as net settlements. These surrenders are included in stock options exercised in the options rollforward above. During the years ended December 31, 2023 and 2022, the Company received 10,967 and 125,596 options as payment in the exercise of 11,033 and 81,737 options, respectively.

As of December 31, 2023, there was approximately $4,280,000 of total unrecognized stock-based compensation expense, related to unvested stock options granted under the plans above. This expense is expected to be recognized over a weighted-average period of approximately 1 year.

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

Summarized financial information with respect to reportable segments is as follows:

	Year Ended December 31, 2023
(In thousands)	Advanced Energy	OEM	Corporate (Other)	Total
Sales	$43,382	$8,967	$—	52,349

(Loss) income from operations	(360)	2,524	(19,423)	(17,259)

Interest income	—	—	921	921
Interest expense	—	—	(2,478)	(2,478)
Other income, net	—	—	622	622
Loss on extinguishment of debt	—	—	(3,088)	(3,088)
Income tax benefit	—	—	(2,432)	(2,432)

	Year ended December 31, 2022
(In thousands)	Advanced Energy	OEM	Corporate (Other)	Total
Sales	$36,803	$7,707	$—	$44,510

(Loss) income from operations	(4,103)	1,641	(21,100)	(23,562)

Interest income	—	—	157	157
Interest expense	—	—	(15)	(15)
Other income, net	—	—	509	509
Income tax expense	—	—	367	367

International sales in 2023 and 2022, were 26.8% and 29.9% of sales, respectively. Revenue by geographic region, based on the "ship to" location on the invoice are as follows:

	Year Ended December 31,
(In thousands)	2023	2022
Sales by Domestic and International
Domestic	$38,345	$31,208
International	14,004	13,302
Total	$52,349	$44,510

APYX MEDICAL CORPORATION
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management has established and maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2023, the Company's disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management carried out an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2023, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control Integrated Framework (2013). Based on that evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

In February 2023 and November 2023, we entered into credit agreements with lenders. We have developed new control activities around the accounting for the credit agreements, including the review and compliance with debt covenants. There were no other changes in our internal control over financial reporting identified in connection with the evaluation required (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our year ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

ITEM 9C. Disclosure regarding foreign jurisdictions that prevent inspections

Not applicable.

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

Directors serve for one-year terms and are elected at the annual stockholders’ meeting. Set forth below is information regarding the executive officers, directors and key employees of Apyx Medical Corporation as of March 21, 2024.

Name	Age	Position	Director Since
Charles D. Goodwin	58	Chief Executive Officer and Director	December 2017
Matthew Hill	55	Chief Financial Officer, Treasurer and Secretary	N/A
Todd Hornsby	48	Executive Vice President	N/A
Moshe Citronowicz	71	Senior Vice President	N/A
Andrew Makrides	82	Chairman of the Board	December 1982
Lawrence J. Waldman	77	Lead Independent Director	March 2011
Michael Geraghty	77	Director	March 2011
John Andres	66	Vice-Chairman of the Board	July 2014
Craig Swandal	63	Director	March 2018
Minnie Baylor-Henry	76	Director	August 2019
Wendy Levine	51	Director	August 2021

Board Diversity Matrix

The matrix below reflects our Board’s gender and racial characteristics and LGBTQ+ status, based on the self-identification of our directors. Each of the categories listed below has the meaning as it is used in Nasdaq Rule 5605(f).

APYX MEDICAL CORPORATION

Board Diversity Matrix (as of December 31, 2023 and 2022)
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

Knowledge, Skills and Experience Matrix
	Makrides	Goodwin	Waldman	Andres	Geraghty	Swandal	Baylor-Henry	Levine
Public Company Board Experience	X	X	X	X	X	X	X
Financial		X	X				X
Risk Management		X	X				X
Accounting			X
Corporate Governance/Ethics	X	X	X	X			X
Legal/Regulatory	X	X		X			X
HR/Compensation	X	X	X		X	X
Executive Experience	X	X	X	X	X	X	X	X
Operations	X	X				X
Strategic Planning/Oversight	X	X	X	X	X	X	X	X
Sales and Marketing		X			X			X
Technology	X		X	X		X
Medical Device Industry	X	X		X	X	X	X

Andrew Makrides, Esq., age 82, Chairman of the Board of Directors since December 1982, received a Bachelor of Arts degree in Psychology from Hofstra University and a Juris Doctor Degree from Brooklyn Law School. He is a member of the Bar of the State of New York and practiced law from 1968 until joining Apyx Medical Corporation as a co-founder and Executive Vice President and director, in 1982. Mr. Makrides became President of the Company in 1985 and the CEO in December 1998 and served as such until March 18, 2011 at which point he relinquished his position as President, but remained CEO until December 2013. Mr. Makrides employment contract expired December 31, 2016. Mr. Makrides has over 30 years of executive experience in the medical device industry. The Company believes Mr. Makrides is qualified to serve as Chairman because of his over 30 years of experience in the medical device industry as well as with his previous tenure with the Company.

Charles D. Goodwin, age 58, Chief Executive Officer and a Director of Apyx Medical since December 2017, is an

APYX MEDICAL CORPORATION
accomplished senior executive with over 30 years of experience in the healthcare industry. Before joining Apyx Medical in December 2017, Mr. Goodwin was the Chief Executive Officer of MIS Implants Technologies, Inc., a privately held company specializing in dental implants. Prior to this position, Mr. Goodwin spent more than 11 years with Olympus/Gyrus ACMI in a variety of commercial and leadership roles of increasing responsibility. Mr. Goodwin began as a regional sales director for Gyrus in 2002 and was later promoted to Vice President of Sales, overseeing the Company’s strong commercial ramp and assisting Gyrus’ executive leadership team in the successful acquisition of American Cytoscope Makers, or “ACMI”, for $500 million in 2005. As President of Gyrus ACMI’s surgical division, Mr. Goodwin developed the company’s global distribution network and achieved average annual sales growth of 35% for three consecutive years, resulting in a promotion to President of Worldwide Sales in 2007. As President of Worldwide Sales for Gyrus ACMI, Mr. Goodwin was responsible for a global business with approximately 700 employees and was a key contributor to the successful sale of Gyrus ACMI to Olympus for $2.2 billion in 2008. Mr. Goodwin served as Group Vice President of Olympus Corporation’s global surgical energy group, where he was responsible for commercial strategy, R&D and operations for a business with more than 500 employees worldwide. Mr. Goodwin held this position for five years before joining MIS Implants Technologies, Inc. in 2014. In March, 2022 Mr. Goodwin joined the Board of ZSX Medical, LLC, a clinical stage medical device company improving minimally-invasive surgery. Mr. Goodwin holds a B.A. in Finance and Economics from Eastern Washington University. The Company believes Mr. Goodwin is qualified to serve as a Director given his over 30 years of experience in the medical device industry.

Matthew Hill, age 55, Chief Financial Officer, Treasurer and Secretary since December 2023. Prior to joining Apyx Medical, Mr. Hill served as the Chief Financial Officer of PDS Biotechnology Corporation (Nasdaq: PDSB) (“PDS Biotech”), a clinical-stage immunotherapy company, where he led all aspects of the company’s budgeting, forecasting, financial management and reporting. Prior to joining PDS Biotech, he served as Chief Financial Officer of Strata Skin Sciences (Nasdaq: SSKN), a medical technology company developing, commercializing and marketing products for the treatment of dermatologic conditions, from 2018 to 2021. Prior to joining Strata Skin Sciences, Mr. Hill served as Chief Financial Officer at several companies, including Velcera, Inc., which developed pet medication for the companion animal health industry, and EP MedSystems, which developed and marketed cardiac electrophysiology products. He was also a Senior Manager at the international accounting and consulting firm, Grant Thornton LLP. Mr. Hill holds a Bachelor of Science in Accounting from Lehigh University.

Todd Hornsby, age 48, Executive Vice President since January 2019, has responsibility for global Commercial operations. He is an accomplished Senior Executive with more than 20 years of success in the medical device and biotech industries. Throughout his career, Todd has held various leadership positions and has extensive experience in sales, sales management, and with building strong teams and launching new technologies. Since joining Apyx™ Medical in August 2014, Todd has focused primarily on the commercialization of Apyx’s Renuvion and J-Plasma advanced energy system. Prior to joining Apyx, Todd held roles of increasing seniority and responsibility at CryoLife, Inc. During his tenure, Todd directed the US Sales team, with a diversified product portfolio of biological heart valves and vascular grafts, surgical adhesives and hemostatic agents, dialysis access and CHF chronic heart failure products. Todd also directed successful integrations of three acquisitions into the US sales channel. Early in his medical device career, Todd held positions with Ethicon - Endo Surgery and Medex Medical. Todd holds a BA in Psychology from Hope College. He is also the recipient of many awards for sales achievement and growth.

Moshe Citronowicz, age 71, Senior Vice President since 2012, came to the United States in 1978 and has worked in a variety of manufacturing and high technology industries. In October 1993, Mr. Citronowicz joined the Company as Vice President of Operations and served as our Chief Operating Officer until November 2011. Currently, he is serving as the Senior Vice President. Mr. Citronowicz’s employment contract extends to December 31, 2023.

Lawrence J. Waldman, CPA, age 77, Director since March 2011, Lead Independent Director, and Audit Committee Chair. Mr. Waldman has over 50 years of experience in public accounting. Mr. Waldman currently serves as a senior advisor to First Long Island Investors, LLC, an investment and wealth management firm since May 2016. Prior to that Mr. Waldman served as an advisor to the accounting firm of EisnerAmper LLP, where he was previously the Partner-in-Charge of Commercial Audit Practice Development for Long Island since September 2011. Prior to joining EisnerAmper LLP, Mr. Waldman was the Partner-in-Charge of Commercial Audit Practice Development for Holtz Rubenstein Reminick, LLP from July 2006 to August 2011. Mr. Waldman was the Managing Partner of the Long Island office of KPMG LLP from 1994 through 2006, the accounting firm where he began his career in 1972. Mr. Waldman was elected to the Board of Directors of Comtech Telecommunications Corp. in August of 2015 and since December 2015, serves as Chair of its Audit Committee, and since December 17, 2021 serves as its Lead Independent Director. In October 2016, Mr. Waldman was appointed and subsequently in December 2016 elected to the Board of Directors of CVD Equipment Corporation, and serves as the Chair of the Audit Committee and as Lead Independent Director. In January 2021, Mr. Waldman was appointed to serve as non-Executive Chairman of the Board of CVD Equipment Corporation. Mr. Waldman also served through October 2018 as a member of the

APYX MEDICAL CORPORATION
Board of Directors of Northstar/ RXR Metro Income Fund, a non-traded Real Estate Investment Trust, where he also had served as a member of its Audit Committee starting in 2014. Mr. Waldman also served as a member of the State University of New York’s Board of Trustees and as Chair of its Audit Committee. He previously served as the Chairman of the Board of Trustees of the Long Island Power Authority and as Chair and a member of the Finance and Audit Committee of its Board of Trustees. Mr. Waldman meets the definition of a financial expert as defined by the SEC and The NASDAQ Stock Market LLC. The Company believes Mr. Waldman is qualified to serve as Director, Audit Committee Chair and Lead Independent Director because of his over 40 years of experience in public accounting and his positions on various boards.

Michael Geraghty, age 77, Director since March 2010 and Compensation Committee Chair. Mr. Geraghty was previously employed as the President of Global Sales at Optos, Inc., a developer and manufacturer of retinal imaging devices for screening, detection and diagnosis of eye related conditions. From 2005 through 2008, he was the President of International Sales at Gyrus Acmi where he first started in 2000 as Senior Vice President of Sales for Gyrus Medical. Prior to this, Mr. Geraghty was the Vice President of Sales and Marketing for Everest Medical, Inc. and before that was the Director of Marketing for Advanced Products at Arthrocare Corporation. Mr. Geraghty specializes in building independent direct sales teams in the medical device industry and has extensive domestic and international sales and marketing experience. He received his bachelor’s degree from St. Mary’s University and graduate degree in Executive Sales Management from the University of Minnesota. The Company believes Mr. Geraghty is qualified to serve as Director and Compensation Committee Chair because of his extensive domestic and international sales, marketing, and management experience.

Craig Swandal, age 63, Director since March 2018. Mr. Swandal has over 30 years of experience at public and privately-held medical technology and electronics manufacturing companies. He began his career in 1981 at Unisys Corporation, a manufacturer of main frame computer systems, where he held a variety of manufacturing positions of increasing responsibility. In 1995 he joined Silent Knight, a manufacturer of industrial fire and security systems, as a Manufacturing Manager and was promoted to Vice President of Operations.

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

John Andres, age 66, Vice Chairman of the Board of Directors and Governance and Nominating Committee Chair since July 2014, has over 30 years of experience in the medical device industry. Since April, 2004, Mr. Andres has been a private consultant, doing business through John C. Andres, LLC, specializing in patent/business strategy development and execution. He also is a partner of Hawk Healthcare, LLC, which provides strategic transaction management to private individuals and companies.

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

APYX MEDICAL CORPORATION

Minnie Baylor-Henry, age 76, Director and Regulatory Compliance Committee Chair since August 2019. Ms. Baylor-Henry has over 25 years of regulatory affairs experience. She is the President of B-Henry & Associates, LLC, a consulting firm that she founded to provide regulatory strategic support to life sciences companies. Prior to starting her consulting company, she held various executive level positions over a 15-year period at Johnson & Johnson (J&J). Before retiring from J&J in 2015, she was the Worldwide Vice President of Regulatory Affairs-Medical Devices. During her time at J&J, she also had served as the Vice President-Medical & Regulatory Affairs in the Over-the Counter Group, as well as Senior Director, Regulatory Affairs- Pharmaceuticals. Ms. Baylor-Henry also worked for Deloitte & Touche (2008-2010) as the National Director Regulatory Affairs- Life Sciences. Prior to joining the private sector, she worked for the US Food & Drug Administration (1991-1999) in many roles, including serving as the Director of the Division of Drug, Marketing, Advertising & Communications and the FDA’s National Health Fraud Coordinator.

In 2018, Ms. Baylor-Henry joined the Board of Directors of scPharmaceuticals, a publicly-held company focused on developing technologies that enable subcutaneous administration of therapies and in 2021 she stepped down from the Board of Directors of PolarityTE, a publicly- held regenerative medicine company. She joined the Board of Directors of Paratek Pharmaceuticals, a publicly-held company focused on solutions for patients with infectious diseases, which was acquired by private equity in 2023. In March, 2022, she joined the Board of Directors of Lantheus Holdings, LLC, an innovative diagnostics and targeted therapeutics company. Ms. Baylor-Henry received her pharmacy degree from Howard University’s College of Pharmacy and a law degree from Catholic University’s Columbus School of Law. The Company believes Ms. Baylor-Henry is qualified to serve as Director and Regulatory and Compliance Committee Chair because of her extensive experience in global and regulatory management and compliance.

Wendy Levine, age 51, Director, has over 25 years of healthcare marketing and advertising experience across the pharmaceutical, biotech, medical device and vaccine sectors. She is currently Group President and head of the advertising business at 21GRAMS, part of Real Chemistry, a global health innovation company that she founded with her partners in 2018. From 2003 to 2007, Ms. Levine worked at Johnson & Johnson, where she served as Group Product Director in the Specialty Pharmaceuticals Business Unit and then as Director, Stakeholder Marketing in the Medical Device Business Unit. From 2007 to 2009, Ms. Levine held the position of Senior Director of Marketing for the influenza portfolio at Novartis Vaccines. From 2009 to 2014, a love for advertising brought her to the agency world, where she rose through the ranks within account management at The Bloc. From 2014 to 2015, Ms. Levine held the role of EVP, Managing Director at McCann Health. From 2015 to 2017, she worked as Director of Client Services at GSW. Ms. Levine received her bachelor’s degree in interdisciplinary studies (economics and Western European culture) from the University of Pittsburgh and a master’s degree in education from Beaver College (Arcadia University). The Company believes Ms. Levine is qualified to serve as Director because of her extensive experience in marketing and advertising.

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

During 2023, our Audit Committee consisted of four independent members of the Board of Directors, Lawrence J. Waldman,

APYX MEDICAL CORPORATION
John Andres, Michael Geraghty and Craig Swandal. As a smaller reporting company, we are required to have at least two independent members comprising our Audit Committee in accordance with Rule 10A-3 of the Securities Exchange Act of 1934 and the rules of The NASDAQ Stock Market LLC. During 2023, Mr. Waldman served as the Audit Committee Chairperson and financial expert. The Audit Committee meets as often as it determines necessary but not less frequently than once every fiscal quarter.

Governance and Nominating Committee

The Governance and Nominating Committee is responsible for matters relating to the corporate governance of our company and the nomination of members of the board and committees thereof. The Governance and Nominating Committee also provides oversight to the Company over its Environmental, Social and Governance (“ESG”) initiatives. During 2023, our Governance and Nominating Committee consisted of four independent members of the Board of Directors, John Andres who serves as Chairperson, Lawrence J. Waldman, Michael Geraghty and Minnie Baylor-Henry. The Governance and Nominating Committee meets as often as it determines necessary, but not less than once a year.

Compensation Committee

The Compensation Committee is responsible for overseeing our compensation and employee benefit plans (including those involving the issuance of our equity securities) and practices, including formulating, evaluating and approving the compensation of our executive officers and reviewing and recommending to the full Board of Directors the compensation of our Chief Executive Officer. During 2023, our Compensation Committee consisted of four independent members of the Board of Directors, Michael Geraghty who served as Chairperson, John Andres, Lawrence J. Waldman and Wendy Levine. The Compensation Committee meets as often as it determines necessary, but not less than once a year.

Regulatory Compliance Committee

The Regulatory Compliance Committee, formed in the third quarter of 2019, is responsible for matters relating to the Company’s overall non-financial regulatory and compliance strategies and systems. Specifically, the Committee provides oversight of management’s efforts to comply with the requirements for a medical device company operating in a highly regulated environment with respect to healthcare compliance, product quality and safety, and other areas as directed by the Board. During 2023, our Regulatory Compliance Committee consisted of four independent members of the Board of Directors, Minnie Baylor-Henry who serves as Chairperson, John Andres, Craig Swandal and Wendy Levine. The Regulatory Compliance Committee meets as often as it determines necessary, but not less than once a year.

The table below indicates the current membership of each committee and how many times the Board and each committee met and/or acted by written consent in 2023:

	Board	Audit	Governance and Nominating	Compensation	Regulatory Compliance
Andrew Makrides	Chair
Charles D. Goodwin	Member
John Andres	Vice Chair	Member	Chair	Member	Member
Michael Geraghty	Member	Member	Member	Chair
Lawrence J. Waldman	Member	Chair**	Member	Member
Craig Swandal	Member	Member			Member
Minnie Baylor-Henry	Member		Member		Chair
Wendy Levine	Member			Member	Member
Number of Meetings*	13	4	2	2	4
* Includes formal meetings and acts of written consent
** Mr. Waldman has also been designated the Audit Committee’s financial expert as well as the Board’s Lead Independent Director.

APYX MEDICAL CORPORATION
Code of Ethics
The Company updated the Code of Ethics in 2021 and evaluates it on an annual basis. We also have made available a whistleblower hotline that provides a mechanism for reporting breaches of the Code in an anonymous manner.

Review and acknowledgement of the Code is required of all new employees as part of the on-boarding process, and of all existing employees on an annual basis.

A copy of the code of ethics, which expressly includes the fiduciary responsibilities of the CEO and CFO, is available on our website at https://apyxmedical.com/code-of-ethics-and-conduct/.

Environmental Social and Governance

Our Governance and Nominating Committee provides oversight to the Company over its ESG initiatives. The Chairman of that Committee has been actively involved in our work to date with our ESG efforts and continues to lead in providing suggestions as to what else can be done to further enhance our initiatives in this area, including a continued focus on Board diversity from the perspective of gender, ethnic/racial background, and relevant professional and educational experience.

Our ESG initiatives are sponsored by our CEO and CFO and consists of a steering committee that includes all members of the executive management team as well as some mid-level managers in certain areas such as R&D, Regulatory and Quality. In July 2022, we published our first ESG report aligned with the Sustainability Accounting Standards Board (SASB) Medical Equipment industry standards.

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

Part of our culture is to give back and support the communities and people around us. In 2023, we engaged in both employee volunteer and financial support in the areas of education and the environment. Such initiatives included the following by way of example:

•Throughout the year, we have provided supplies, including books, stationery, and classroom materials, to a local elementary school in need. Additionally, we have contributed financially to a local Ronald McDonald House, supporting families with sick children during challenging times.

•During the holiday season, we participated in local food drives to aid members of our local community. Furthermore, we participated in the Toys for Tots program, collecting toys and gifts for children from lower-income households.

•As part of our commitment to health and wellness, we organized a blood drive that serves as a critical lifeline for individuals in need of transfusions. Additionally, we actively support breast cancer awareness initiatives and fundraising events to support research, treatment, and other support services.

•We have made financial contributions to organizations dedicated to researching a cure for Amyotrophic Lateral Sclerosis (ALS) in an effort to improve health outcomes for those individuals diagnosed with this difficult disease.

These initiatives reflect a small part of our commitment to engage with our communities, support charitable causes, and foster a culture of social responsibility throughout our organization.

Outside of our communities, we also support Dr. Giovanni Betti, an accomplished plastic surgeon and loyal Renuvion customer in Mexico, who has established a foundation to support victims of implantation of biopolymers. Biopolymers are synthetic substances used by unscrupulous practitioners as fillers to augment anatomical locations in body contouring procedures. These substances are foreign to the human body and cause severe tissue reactions, illness, and sometimes death. Since most of the patients impacted by these procedures have limited economic means, they often can not afford the procedures they need to remove the biopolymers. We support Dr. Betti and his Reconstruyendo Suenos foundation by providing free Renuvion handpieces for these procedures.

APYX MEDICAL CORPORATION
ITEM 11. Executive Compensation Discussion and Analysis

INTRODUCTION

This Compensation Discussion & Analysis (“CD&A”) explains our executive compensation program for our named executive officers (“NEOs”) listed below. This CD&A also describes the Compensation Committee’s process for making pay decisions, as well as its rationale for specific decisions related to the fiscal year ended December 31, 2023.

Although Apyx Medical qualifies as a “smaller reporting company” as defined by the SEC, which allows us to take advantage of scaled-back disclosure requirements, we are including more extensive narrative about our executive compensation program in an effort to be more transparent. We are also committed to keeping an open dialogue with our stockholders to help ensure that we have a regular pulse on investor perspectives and, as we continue to grow, we intend to further enhance our outreach efforts during 2024 and into the future.

Name	Position
Charles D. Goodwin	President, CEO and Director
Moshe Citronowicz	Senior Vice President
Todd Hornsby	Executive Vice President
Matthew Hill	Chief Financial Officer(1)
Tara Semb	Chief Financial Officer(2)
(1) Assumed role as CFO on December 4, 2023.
(2) Departed role as CFO on December 4, 2023.

2023 Business Overview

We are an advanced energy technology company with a passion for elevating people’s lives through innovative products, including our Helium Plasma Technology products marketed and sold as Renuvion in the cosmetic surgery market and J-Plasma in the hospital surgical market. Renuvion and J-Plasma offer surgeons a unique ability to provide controlled heat to tissue to achieve their desired results. We also leverage our deep expertise and decades of experience in unique waveforms through OEM agreements with other medical device manufacturers. Below are key financial and operational highlights:

•Total revenue of $52.3 million, representing growth of 17.6% year-over-year
•Advanced Energy revenue of $43.4 million, representing growth of approximately 17.9% year-over-year
•Loss from operations of $17.3 million, vs. $23.6 million in 2022

On February 27, 2023, we announced that we received 510(k) clearance from the FDA for the use of the Renuvion APR handpiece for the delivery of radiofrequency energy and/or helium plasma where coagulation/contraction of soft tissue is needed. Soft tissue includes subcutaneous tissue.

On April 28, 2023, we announced that we received 510(k) clearance from the FDA for the use of the Renuvion APR handpiece for coagulation of subcutaneous soft tissues following liposuction for aesthetic body contouring.

On May 10, 2023, the FDA updated the Safety Communication to inform consumers and healthcare providers about the clearance for the Renuvion APR handpiece for coagulation of subcutaneous soft tissues following liposuction.

On June 14, 2023, we announced that we received 510(k) clearance from the FDA for the Renuvion Micro handpiece, a new addition to the Renuvion production family. The Renuvion Micro handpiece was cleared with an indication for the delivery of radiofrequency energy and/or helium plasma where coagulation/contraction of soft tissue is needed. Soft tissue includes subcutaneous tissue.

WHAT GUIDES OUR PROGRAM

General Compensation Philosophy

APYX MEDICAL CORPORATION
The primary objective of our compensation program for employees, including our compensation program for executive officers, is to attract, retain and motivate qualified individuals and reward them in a manner that is fair to all stockholders. We strive to provide incentives for every employee and reward them for their contribution to the Company.

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

APYX MEDICAL CORPORATION
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

2023 Executive Compensation Program

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

Name	2023	2022	% Change
Charles D. Goodwin	$482,500	$482,500	—%
Moshe Citronowicz	$311,500	$311,500	—%
Todd Hornsby	$368,000	$368,000	—%
Matthew Hill	$425,000	N/A	N/A
Tara Semb	$342,500	$342,500	—%

Performance Bonus

The performance-based cash incentive bonus is designed to provide an opportunity for our senior executives, including our NEOs, to earn an annual incentive, paid in cash, based on the achievement of certain financial targets and/or strategic priorities. An executive’s incentive target is a percentage of their base salary. The Compensation Committee assessed our performance against certain financial metrics during 2023 with payouts measured on a scale of zero to 125% of target. The table below discloses the annual incentive targets for each NEO for 2023:

Name	2023 Base Salary ($)	Bonus Target (% of Base Salary)	Bonus at Target ($)
Charles D. Goodwin	$482,500	85%	$410,125
Moshe Citronowicz	$311,500	30%	$93,450
Todd Hornsby	$368,000	55%	$202,400
Matthew Hill(1)	$32,692	50%	$16,346
Tara Semb(1)	$320,917	50%	$160,459
(1) Prorated based on time employed by the Company.

APYX MEDICAL CORPORATION
In 2023, we used Total Revenue, Operating Income (Loss) and Cash and Cash Equivalents as the financial performance metrics for determining annual performance bonuses because we believe it is important to focus on driving our top line revenue growth, while focusing on continued improvements to our gross product margins and efficiently investing in our operations to drive towards longer-term, bottom-line profitability. This ultimately results in our ability to maintain acceptable levels of cash burn, setting a path to generating positive cash flow through our overall business performance.

2023 Annual Incentive Plan Payouts. Based on the actual financial performance results, the funding for performance bonuses was set at 74.7% of each NEO’s applicable target. The Committee retains discretion to further adjust the award upward or downward based on its assessment of individual performance. The following table lists the actual awards earned by the NEOs in 2023:

Name	Bonus Target (% of Base Salary)	Bonus Target ($)	Actual Award Payout ($)
Charles D. Goodwin	85%	$410,125	$306,363
Moshe Citronowicz	30%	$93,450	$69,807
Todd Hornsby	55%	$202,400	$151,193
Matthew Hill	50%	$16,346	$12,211
Tara Semb	50%	$160,459	$119,863

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

In January 2023, the Board approved equity awards to the NEOs. These equity awards were granted using incentive stock options to the extent permitted by the IRS. Stock options are intended to align the interests of award recipients with those of stockholders, since options deliver value only if Apyx’s stock price appreciates after they are granted. This characteristic ensures that the Executive Officers and key employees have a meaningful portion of their compensation tied to future stock price increases and rewards management for long-term strategic planning through the resulting enhancement of the stock price. The 2023 awards for each NEO were as follows:

Name	Stock Options (# of options)
Charles D. Goodwin	243,000
Moshe Citronowicz	72,000
Todd Hornsby	100,000
Matthew Hill(1)	—
Tara Semb	96,000
(1) Executive's employment agreement provides for 150,000 stock options to be granted in January 2024 with 50% vesting on December 4, 2024 and 50% vesting on December 4, 2025.

The stock options vest one-third per year on the anniversary date of the grant over a 3-year period, expire on the 10th anniversary of the grant date, and have an exercise price of $2.50 per share. Stock options are subject to the award recipient’s continued employment through each vesting date.

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

APYX MEDICAL CORPORATION
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

APYX MEDICAL CORPORATION
Compensation of Executive Officers

The following table sets forth the compensation paid to each of our Executive Officers for the years ended December 31, 2023 and 2022 for services to our Company in all capacities:

Name and Principal Position	Year	Salary	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation Earnings ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total ($)
Charles D. Goodwin	2023	$482,500	$306,363	$—	$448,335	$—	$—	$24,272	$1,261,470
CEO and Director	2022	$482,500	$—	$—	$1,664,793	$—	$—	$22,943	$2,170,236

Moshe Citronowicz	2023	$311,500	$69,807	$—	$132,840	$—	$—	$24,162	$538,309
Senior Vice President	2022	$311,500	$—	$—	$493,272	$—	$—	$21,444	$826,216

Todd Hornsby	2023	$368,000	$151,193	$—	$184,500	$—	$—	$42,576	$746,269
Executive Vice President	2022	$368,000	$—	$—	$685,100	$—	$—	$26,778	$1,079,878

Mathew Hill	2023	$32,646	$12,211	$—	$—	$—	$—	$—	$44,857
CFO, Treasurer and Secretary	2022	$—	$—	$—	$—	$—	$—	$—	$—

Tara Semb	2023	$320,917	$119,863	$—	$177,120	$—	$—	$361,701	$979,601
CFO, Treasurer and Secretary	2022	$342,500	$—	$—	$657,696	$—	$—	$17,553	$1,017,749

(1)These columns represent the grant date fair value of the awards as calculated in accordance with FASB ASC 718 (Stock Compensation).

(2)The amounts for 2023 include compensation under the following plans and programs:

	C.D. Goodwin	M. Citronowicz	T. Hornsby	M. Hill	T. Semb
Life insurance premiums	198	99	198	—	183
Short-term disability premiums	186	186	186	—	172
Health insurance premiums	9,970	14,867	21,689	—	8,966
Employer 401(k) contribution	13,918	9,010	8,503	—	9,880
Automobile allowance	—	—	9,600	—	—
Cell phone allowance	—	—	2,400	—	—
Severance	—	—	—	—	342,500
Total	$24,272	$24,162	$42,576	$—	$361,701

Amounts in the table above are pro-rated where applicable.

Pay vs Performance
This section is included to comply with the provisions of Item 402(v) of Regulation S-K. For a more comprehensive analysis of our compensation philosophy please see the General Compensation Philosophy section of this filing. In the table and footnotes below, “PEO” refers to our principal executive officer, Charles D. Goodwin.

APYX MEDICAL CORPORATION

Pay versus performance table
(a)	(b)	(c)	(d)	(e)	(f)	(h)
Year	Summary compensation table total for PEO	Compensation actually paid to PEO (2)	Average summary compensation table total for non-PEO NEOs (1)	Average compensation actually paid to non-PEO NEOs (1)(2)	Value of initial fixed $100 investment based on Total stockholder return	Net income (loss) (in thousands)
2023	$1,261,470	$1,413,487	$769,679	$734,407	$36	$(18,713)
2022	$2,170,236	$(653,639)	$974,614	$(55,170)	$33	$(23,184)
2021	$1,594,394	$3,153,022	$776,134	$1,383,313	$178	$(15,172)

(1)Reflects average compensation amounts for our non-PEO named executive officers for the respective years shown. Moshe Citronowicz, Todd Hornsby, Matthew Hill and Tara Semb are the non-PEO named executive officers for the 2023 year presented. Moshe Citronowicz, Todd Hornsby and Tara Semb are the non-PEO named executive officers for the 2022 year presented.
(2)The following table summarizes the adjustments from summary table total compensation to compensation actually paid:

	PEO			Non-PEO NEOs
	2023	2022	2021	2023	2022	2021
Summary compensation table total compensation	$1,261,470	$2,170,236	$1,594,394	$769,679	$974,614	$776,134
Grant date fair value of awards granted during the year	(448,335)	(1,664,793)	(701,420)	(164,820)	(612,023)	(257,861)
Fair value of awards granted during the year that are outstanding and unvested as of year-end	493,290	255,114	1,001,366	116,387	93,787	368,129
Change in fair value from prior year-end to current year-end of awards granted in prior years that were outstanding and unvested as of year-end	65,731	(1,156,271)	1,034,657	15,509	(425,076)	356,305
Change in fair value from prior year-end to vesting date of awards granted in prior years that vested during the year	41,331	(257,925)	224,025	660	(86,472)	140,606
Fair value of awards granted during the year that vested during the year	—	—	—	8,192	—	—
Prior year-end fair value of awards granted in prior years that were forfeited during the year	—	—	—	(11,200)	—	—
Compensation actually paid	$1,413,487	$(653,639)	$3,153,022	$734,407	$(55,170)	$1,383,313

Stock option grant date fair values are calculated based on the Black-Scholes option pricing model as of the grant date. Adjustments have been made using stock option fair values as of each measurement date using the stock price as of the measurement date and updated assumptions (i.e., term, volatility, risk free rates) as of the measurement date. The change in stock price was the primary driver for the adjustments in the table above.

The following table presents a comparison of our actual compensation paid to NEOs versus our total stockholder return and net losses:

(in thousands except per share data)	2023	2022	2023 vs 2022 Change	2021	2022 vs 2021 Change
Total stockholder return (change in stock price)	$2.62	$2.34	12.0%	$12.82	-81.7%
Net loss attributable to stockholders	$(18,713)	$(23,184)	19.3%	$(15,172)	-52.8%
Actual compensation paid to NEOs	$3,617	$(819)	541.6%	$7,303	-111.2%

APYX MEDICAL CORPORATION
Employment Agreements and Potential Payments Upon Termination or Change in Control

At December 31, 2023, we were obligated under four employment agreements.

Name	Contract Expiration Date
Charles D. Goodwin	N/A(1)
Matthew Hill	N/A(1)
Todd Hornsby	N/A(1)
Moshe Citronowicz	12/31/2024
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

Matthew Hill Employment Agreement

On November 21, 2023, the Company entered into an Employment Agreement, effective as of December 4, 2023, with Matthew Hill, to appoint Mr. Hill as the Company’s Chief Financial Officer, Secretary and Treasurer (the “Hill Agreement”). The term of Mr. Hill’s employment under the Hill Agreement commenced as of the effective date thereof and shall continue until terminated in accordance with the terms of the Hill Agreement. Under the Hill Agreement, Mr. Hill will receive an initial annual base salary of $425,000, which shall be reviewed from time to time and may be increased, but not decreased, by the Committee in its sole and exclusive discretion. Mr. Hill will also be entitled to receive a sign on bonus of $50,000 within 30 days of the Effective Date, subject to the recoupment of any unearned portion if Mr. Hill is terminated for Cause (as defined therein) or Mr. Hill terminates the Employment Agreement without Good Reason (as defined therein) prior to the one-year anniversary of the Effective Date. Pursuant to an option award agreement between Mr. Hill and the Company that will be delivered to Mr. Hill on or about January 2024, Mr. Hill will also be entitled to receive a non-qualified stock option to purchase 150,000 shares of the Company’s common stock at an exercise price equal to the closing price of the Company’s common stock on its principal exchange on the date of such grant, subject to the applicable vesting requirements. Mr. Hill shall be entitled to participate in (i) any bonus or incentive plan available to the Company’s executives generally, on such terms as the Committee may determine in its discretion, and (ii) the equity-based incentive plans of the Company, pursuant to which he may receive awards thereunder, as determined by the Company’s Board of Directors in its sole discretion from time to time and subject to the terms and conditions of such plans and any applicable award agreement.

In the event Mr. Hill’s employment is terminated as a result of death or disability, Mr. Hill or his estate shall be entitled to receive (i) any unpaid base salary earned and accrued prior to the date of termination, (ii) reimbursement for expenses incurred prior to the date of termination, (iii) a pro rata bonus for the year of termination, and, (iv) if Mr. Hill is eligible for and elects continuation benefits under COBRA, the Company will pay the employer portion of the COBRA coverage premium for the shorter of (x) the 12-month period following the date of termination, or (y) the time at which Mr. Hill becomes eligible for medical and dental benefits through another employer. In addition, Mr. Hill’s outstanding option grants shall continue to be treated in accordance with the terms of the applicable plan and award agreement, provided that the portion of Mr. Hill’s options (i) that were exercisable as of the effective date of the Hill Agreement and (ii) that would have become exercisable on the next anniversary of the effective date following the date of termination shall become and remain exercisable for a period of 12 months following the date of termination.

In the event Mr. Hill’s employment is terminated for by the Company for cause or by Mr. Hill without good reason, Mr. Hill shall be entitled to receive any unpaid base salary earned and accrued prior to the date of termination, and reimbursement for expenses incurred prior to the date of termination. In addition, in the event Mr. Hill’s employment is terminated by Mr. Hill without good reason, Mr. Hill’s stock option grants shall continue to be treated in accordance with the terms of the applicable plan and award agreement, provided that the portion of Mr. Hill’s options which were exercisable as of the date of termination shall remain exercisable for a period of 3 months following the date of termination.

In the event Mr. Hill’s employment is terminated by Mr. Hill for good reason, by the Company without cause, or in connection with a change of control (as defined in the Hill Agreement), Mr. Hill shall be entitled to receive (i) any unpaid base salary and other benefits earned and accrued prior to the date of termination, (ii) reimbursement for expenses incurred prior to the date of termination, (iii) a pro rata bonus for the year of termination, (iv) continued payment of his base salary for the twelve (12) month period following the date of termination, and (v) if Mr. Hill is eligible for and elects continuation benefits under COBRA, the Company will pay the employer portion of the COBRA coverage premium for the shorter of (x) the 12-month period following the date of termination, or (y) the time at which Mr. Hill becomes eligible for medical and dental benefits through another employer. In addition, Mr. Hill’s outstanding option grants shall continue to be treated in accordance with the terms of the applicable plan and award agreement, provided that the portion of Mr. Hill’s options that (i) were exercisable as of the date of termination and (ii) would have become exercisable on the next anniversary of the effective date following the date of termination, shall become and remain exercisable for a period of 12 months following the date of termination.

The Hill Agreement contains customary non-competition, non-solicitation, and confidentiality provisions in favor of the Company.

Todd Hornsby Employment Agreement

On September 17, 2020, the Company entered into an Amended and Restated Employment Agreement, effective as of September 17, 2020, with Todd Hornsby, the Company’s Executive Vice President (the “Hornsby Agreement”). The Hornsby

APYX MEDICAL CORPORATION
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

Moshe Citronowicz Employment Agreement

Mr. Citronowicz employment agreement contains an automatic extension for a period of one year after the initial term unless we provide Mr. Citronowicz with appropriate 60 days written notice pursuant to his contract. Mr. Citronowicz’s employment agreement provides, among other things, that the Mr. Citronowicz may be terminated as follows:

a.Upon the death of the Mr. Citronowicz, in which case Mr. Citronowicz’s estate shall be paid the basic annual compensation due to Mr. Citronowicz pro-rated through the date of death.
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

APYX MEDICAL CORPORATION
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

During 2023, we were also obligated under an employment agreement with our former principal financial officer as follows:

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

The Semb Agreement was terminated on December 8, 2023.

There are no other employment contracts that have non-cancelable terms in excess of one year.

Outstanding Equity Awards

The following table presents information with respect to each unexercised stock option held by our Executive Officers as of December 31, 2023:

Name	# of Securities Underlying Unexercised Options (# Exercisable)	# of Securities Underlying Unexercised Options (# Unexercisable)	Weighted Average Option Exercise Price ($/Sh)	Option Expiration Range After Grant Date
Charles D. Goodwin	1,641,000	445,500	$5.39	12/15/2027	–	1/11/2033
Moshe Citronowicz	299,000	132,000	$6.39	3/16/2026	–	1/11/2033
Todd Hornsby	407,668	183,332	$6.33	8/27/2024	–	1/11/2033
Matthew Hill	—	—	N/A	N/A
Tara Semb	305,000	—	$8.28	12/4/2024

In July 2012, the Company’s stockholders approved the 2012 Share Incentive Plan covering a total of 750,000 shares of common stock issuable upon exercise of options to be granted under the plan. At December 31, 2023, options are no longer able to be granted from this plan.

In July 2015, the Company’s stockholders approved the 2015 Executive and Employee Stock Option Plan covering a total of 2,000,000 shares of common stock issuable upon exercise of options to be granted under the plan. At December 31, 2023, approximately 70,000 are available to be issued in this plan.

In August 2017, the Company’s stockholders approved the 2017 Executive and Employee Stock Option Plan covering a total of 3,000,000 shares of common stock issuable upon exercise of options to be granted under the plan. At December 31, 2023, approximately 10,000 are available to be issued in this plan.

In August 2019, the Company’s stockholders approved the 2019 Share Incentive Plan covering a total of 2,000,000 shares of common stock issuable upon exercise of options to be granted under the plan. At December 31, 2023, approximately 360,000 are available to be issued in this plan.

In August 2021, the Company’s stockholders approved the 2021 Share Incentive Plan covering a total of 1,375,000 shares of common stock issuable upon exercise of options to be granted under the plan. At December 31, 2023, approximately 250,000 are available to be issued in this plan.

In August 2023, the Company’s stockholders approved the 2023 Share Incentive Plan covering a total of 1,600,000 shares of common stock issuable upon exercise of options to be granted under the plan. At December 31, 2023, all 1,600,000 are available to be issued in this plan.

There have been no changes in the pricing of any options previously or currently awarded.

APYX MEDICAL CORPORATION
Compensation of Non-Employee Directors

The following is a table showing the director compensation for the year ended December 31, 2023:

Name (a)	Fees Earned Or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards * ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (g)	Total ($) (h)
Andrew Makrides	$70,000	$—	$54,060	$—	$—	$—	$124,060
Lawrence J. Waldman	108,500	—	54,060	—	—	—	162,560
Michael Geraghty	60,000	—	54,060	—	—	—	114,060
John Andres	90,000	—	54,060	—	—	—	144,060
Craig Swandal	52,500	—	54,060	—	—	—	106,560
Minnie Baylor-Henry	62,500	—	54,060	—	—	—	116,560
Wendy Levine	50,000	—	54,060	—	—	—	104,060
* These columns represent the grant date fair value of the awards as calculated in accordance with FASB ASC 718 (Stock Compensation).

On March 15, 2022, the Board approved the following compensation arrangement for the Corporation’s non-employee directors:

Base Annual Director Fee

•the base annual cash compensation to be paid to each of the non-employee members of the Board shall be $40,000 per year.

Non-Executive Chair and Vice Chair

•in addition to the foregoing, the additional cash compensation to be paid to the Non-executive Chair of the Board shall be $30,000.
•in addition to the foregoing, the additional cash compensation to be paid to the Vice Chair of the Board shall be $27,500.

Lead Independent Director

•in addition to the foregoing, the additional cash compensation to be paid to the Lead Independent Director of the Board shall be $15,000.

Audit Committee

•in addition to the foregoing, the annual cash compensation to be paid to the Chair of the Audit Committee of the Board shall be $46,000 per year.
•in addition to the foregoing, the annual cash compensation to be paid to each of the members of the Audit Committee of the Board (other than Chair of the Audit Committee) shall be $7,500.

Compensation Committee

•in addition to the foregoing, the annual cash compensation to be paid to the Chair of the Compensation Committee of the Board shall be $10,000.

APYX MEDICAL CORPORATION
•in addition to the foregoing, the annual cash compensation to be paid to each of the members of the Compensation Committee of the Board (other than the Chair of the Compensation Committee) shall be $5,000.

Governance and Nominating Committee

•in addition to the foregoing, the annual cash compensation to be paid to the Chair of the Governance and Nominating Committee of the Board shall be $5,000.
•in addition to the foregoing, the annual cash compensation to be paid to each of the members of the Governance and Nominating Committee of the Board (other than the Chair of the Governance and Nominating Committee) shall be $2,500.

Regulatory Compliance Committee

•in addition to the foregoing, the annual cash compensation to be paid to the Chair of the Regulatory Compliance Committee of the Board shall be $20,000.
•in addition to the foregoing, the annual cash compensation to be paid to each of the members of the Regulatory Compliance Committee of the Board (other than the Chair of the Regulatory Compliance Committee) shall be $5,000.

Annual Stock Option Grant

•each non-employee member of the Board shall be granted, on the date of the Corporation’s annual meeting of stockholders, an option to purchase 17,000 shares of the Corporation’s common stock at an exercise price equal to the closing price of the Corporation’s common stock on its principal exchange, which vests ratably over a one (1) year period, and upon such other terms as the Board may resolve.

There have been no changes in the pricing of any options previously or currently awarded.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors is responsible for determining the compensation of executive officers of the Company, as well as compensation awarded pursuant to the Company’s equity incentive plans.

In 2023, our Compensation Committee consisted of four independent members of the Board of Directors, Michael Geraghty (Chairperson), John Andres, Lawrence J. Waldman and Wendy Levine.

No member of the Compensation Committee is or has been an officer or employee of the Company or any of its subsidiaries. In addition, no member of the Compensation Committee had any relationships with the Company or any other entity that require disclosure under the proxy rules and regulations promulgated by the SEC.

COMPENSATION COMMITTEE REPORT

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K with management. Based on our Compensation Committee’s review of and the discussions with management with respect to the Compensation Discussion and Analysis, our Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our Proxy Statement and in this Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for filing with the SEC. During 2023, our Compensation Committee consisted of four independent members of the Board of Directors, Michael Geraghty, who served as Chairperson, John Andres, Lawrence J. Waldman and Wendy Levine.

APYX MEDICAL CORPORATION
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	7,282,883	$6.33	2,286,932
Equity compensation plans not approved by security holders (1)	60,000	$4.18	—
Total	7,342,883	$6.31	2,286,932
(1) Represents inducement grants for new hires

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of March 18, 2024, with respect to the beneficial ownership of the Company’s common stock by its executive officers, directors, all persons known by the Company to be the beneficial owners of more than 5% of its outstanding shares and by all officers and directors as a group.

	Number of Shares
Name and Address	Title	Owned (i)		Nature of Ownership	Percentage of Ownership (i)
Archon Capital Management, LLC	Common	3,452,030		Beneficial	9.9%
1100 19th Avenue E
Seattle, WA 98122

William Weeks Vanderfelt	Common	3,158,414		Beneficial	9.1%
Coralis 44, Azzuri Village 44
Roches Noires, 31201 Mauritius

Royce & Associates, LP	Common	2,158,900		Beneficial	6.2%
745 Fifth Avenue
New York, NY 10151

AIGH Capital Management, LLC	Common	2,040,540		Beneficial	5.9%
6006 Berkeley Avenue
Baltimore MD 21209

Charles D. Goodwin II	Common	1,933,500	(ii)	Beneficial	5.3%
5115 Ulmerton Rd.
Clearwater, FL 33760

Moshe Citronowicz	Common	815,504	(iii)	Beneficial	2.3%
5115 Ulmerton Rd.
Clearwater, FL 33760

Andrew Makrides	Common	729,441	(iv)	Beneficial	2.1%
5115 Ulmerton Rd.

APYX MEDICAL CORPORATION

Clearwater, FL 33760

Todd Hornsby	Common	491,001	(v)	Beneficial	1.4%
5115 Ulmerton Rd.
Clearwater, FL 33760

Lawrence Waldman	Common	196,453	(vi)	Beneficial	0.6%
5115 Ulmerton Rd.
Clearwater, FL 33760

Michael E. Geraghty	Common	179,052	(vii)	Beneficial	0.5%
5115 Ulmerton Rd.
Clearwater, FL 33760

John Andres	Common	151,552	(viii)	Beneficial	0.4%
5115 Ulmerton Rd.
Clearwater, FL 33760

Minnie Baylor-Henry	Common	101,052	(ix)	Beneficial	0.3%
5115 Ulmerton Rd.
Clearwater, FL 33760

Craig Swandal	Common	100,052	(x)	Beneficial	0.3%
5115 Ulmerton Rd.
Clearwater, FL 33760

Wendy Levine	Common	47,052	(xi)	Beneficial	0.1%
5115 Ulmerton Rd.
Clearwater, FL 33760

Matthew Hill	Common	2,500	(xii)	Beneficial	—%
5115 Ulmerton Rd.
Clearwater, FL 33760

Officers and Directors as a group (10 persons)		4,764,159			13.7%
(i) Based on 34,643,926 outstanding shares of Common Stock as of March 18, 2024, of which officers and directors owned a total of 1,320,967 shares at March 18, 2024. We have calculated the percentage ownership in the table above on the basis of the number of outstanding securities plus, for each person or group, any securities that person or group has current or future right to acquire pursuant to options, warrants, conversion privileges or other rights based on the 13G and 13D SEC filings at March 18, 2024 (and exercisable within 60 days thereafter).

(ii) Includes 90,000 shares and 1,843,500 vested options (and exercisable within 60 days thereafter).

(iii) Includes 456,504 shares and 359,000 vested options (and exercisable within 60 days thereafter).

(iv) Includes 624,389 shares and 105,052 vested options (and exercisable within 60 days thereafter).

(v) Includes 0 shares and 491,001 vested options (and exercisable within 60 days thereafter).

(vi) Includes 42,901 shares and 153,552 vested options (and exercisable within 60 days thereafter). 5,338 of the shares and all of the vested options are held in a spousal lifetime access trust.

(vii) Includes 27,500 shares and 151,552 vested options (and exercisable within 60 days thereafter).

(viii) Includes 0 shares and 151,552 vested options (and exercisable within 60 days thereafter).

APYX MEDICAL CORPORATION
(ix) Includes 0 shares and 101,052 vested options (and exercisable within 60 days thereafter).

(x) Includes 60,173 shares and 39,879 vested options (and exercisable within 60 days thereafter).

(xi) Includes 0 shares and 47,052 vested options (and exercisable within 60 days thereafter).

(xii) Includes 2,500 shares and 0 vested options (and exercisable within 60 days thereafter).

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

To the Company’s knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2023 all filing requirements applicable to the Reporting Persons were timely met.

APYX MEDICAL CORPORATION
ITEM 13. Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

Some relatives of Nikolay Shilev, Apyx Bulgaria’s Managing Director, are considered related parties. Teodora Shileva, Mr. Shilev’s spouse, is an employee of the Company working in the accounting department. Svetoslav Shilev, Mr. Shilev’s son, is a quality manager in the quality assurance department.

Independent Board Members

The Board currently has seven independent members, Andrew Makrides, John Andres, Michael Geraghty, Lawrence J. Waldman, Craig Swandal, Minnie Baylor-Henry and Wendy Levine who meet the existing independence requirements of The NASDAQ Stock Market LLC and the Securities and Exchange Commission.

ITEM 14. Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to us and expected to be billed to us by RSM US LLP, our principal accountant for 2023 and 2022:

	Year Ended December 31,
(In thousands)	2023	2022
Audit fees (1)	$496	$544
Audit related fees (2)	10	43
Tax fees (3)	54	107
All other fees (4)	—	—
Total fees billed	$560	$694

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

APYX MEDICAL CORPORATION
PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)(1)	LISTING OF FINANCIAL STATEMENTS	Page

	The following consolidated financial statements of the Company are included in Item 8 of this Report:

	Consolidated Balance Sheets at December 31, 2023 and 2022	41
	Consolidated Statements of Operations for the years ended December 31, 2023 and 2022	42
	Consolidated Statement of Changes in Equity for the years ended December 31, 2023 and 2022	43
	Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022	44
	Notes to Consolidated Financial Statements	46

(a)(2)	FINANCIAL STATEMENT SCHEDULES
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

10.2**	Todd Hornsby Amended and Restated Employment Agreement, dated September 17, 2020 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 18, 2020)
10.3**	Matthew Hill Employment Agreement, dated November 28, 2023 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 28, 2023)
10.4	Credit, Security and Guaranty Agreement, dated February 17, 2023 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 24, 2023)
10.5	Fee Letter, dated February 17, 2023 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 24, 2023)
10.6	Warrant to Purchase Stock, dated February 17, 2023 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 24, 2023)
10.7	Purchase and Sale Agreement, dated March 14, 2023 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 15, 2023)
10.8	Credit and Guaranty Agreement, dated November 8, 2023 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 9, 2023)
10.9	Warrant to Purchase Stock, dated November 8, 2023 (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 9, 2023)
14.1	Code of Ethics (Incorporated by the reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2020)
21.1*	List of Subsidiaries
23.1*	Consent of RSM US LLP
31.1*	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2*	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002
97.1*	Apyx Medical Corporation Clawback Policy, effective October 2, 2023
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Label Presentation Document

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

APYX MEDICAL CORPORATION
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Clearwater, Florida on March 21, 2024.

Apyx Medical Corporation

By:	/s/ Charles D. Goodwin II
Charles D. Goodwin II
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Matthew Hill
Matthew Hill
Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

Directors:

/s/ ANDREW MAKRIDES	Chairman of the Board	March 21, 2024
Andrew Makrides

/s/ CHARLES D. GOODWIN II	Chief Executive Officer and Director	March 21, 2024
Charles D. Goodwin II

/s/ MATTHEW HILL	Chief Financial Officer, Treasurer and Secretary	March 21, 2024
Matthew Hill

/s/ JOHN ANDRES	Vice Chairman of the Board	March 21, 2024
John Andres

/s/ LAWRENCE J. WALDMAN	Director	March 21, 2024
Lawrence J. Waldman

/s/ MICHAEL GERAGHTY	Director	March 21, 2024
Michael Geraghty

/s/ CRAIG SWANDAL	Director	March 21, 2024
Craig Swandal

/s/ MINNIE BAYLOR-HENRY	Director	March 21, 2024
Minnie Baylor-Henry

/s/ WENDY LEVINE	Director	March 21, 2024
Wendy Levine