Form 10-Q
period 2024-03-31
Apyx Medical Corp
filed 2024-05-09
CIK 719135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
	Commission File Number:	001-31885

APYX MEDICAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	11-2644611
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

As of May 8, 2024, 34,643,926 shares of the registrant’s $0.001 par value common stock were outstanding.

APYX MEDICAL CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended March 31, 2024

PART I.     Financial Information

ITEM 1. Condensed Consolidated Financial Statements

APYX MEDICAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2024 (Unaudited)	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$37,282	$43,652
Trade accounts receivable, net of allowance of $605 and $608	12,487	14,023
Inventories, net of provision for obsolescence of $880 and $875	9,795	9,923
Prepaid expenses and other current assets	2,362	2,764
Total current assets	61,926	70,362
Property and equipment, net of accumulated depreciation and amortization of $3,642 and $3,522	1,779	1,915
Operating lease right-of-use assets	5,049	5,162
Finance lease right-of-use assets	64	69
Other assets	1,893	1,732
Total assets	$70,711	$79,240

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,103	$2,712
Accrued expenses and other current liabilities	8,077	9,661
Current portion of operating lease liabilities	356	347
Current portion of finance lease liabilities	20	20
Total current liabilities	10,556	12,740
Long-term debt, net of debt discounts and issuance costs	33,406	33,185
Long-term operating lease liabilities	4,795	4,896
Long-term finance lease liabilities	48	53
Long-term contract liabilities	1,252	1,246
Other liabilities	194	198
Total liabilities	50,251	52,318

EQUITY
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 0 issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized; 34,643,926 issued and outstanding as of March 31, 2024 and 34,643,888 issued and outstanding as of December 31, 2023	35	35
Additional paid-in capital	82,242	81,114
Accumulated deficit	(62,024)	(54,448)
Total stockholders' equity	20,253	26,701
Non-controlling interest	207	221
Total equity	20,460	26,922
Total liabilities and equity	$70,711	$79,240
The accompanying notes are an integral part of the condensed consolidated financial statements.

APYX MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Sales	$10,244	$12,142
Cost of sales	4,295	4,569
Gross profit	5,949	7,573
Other costs and expenses:
Research and development	1,397	1,271
Professional services	1,574	1,740
Salaries and related costs	4,696	4,918
Selling, general and administrative	4,897	5,255
Total other costs and expenses	12,564	13,184
Loss from operations	(6,615)	(5,611)
Interest income	495	51
Interest expense	(1,396)	(234)
Other loss, net	(21)	(5)
Total other loss, net	(922)	(188)
Loss before income taxes	(7,537)	(5,799)
Income tax expense (benefit)	53	(2,267)
Net loss	(7,590)	(3,532)
Net loss attributable to non-controlling interest	(14)	(49)
Net loss attributable to stockholders	$(7,576)	$(3,483)

Loss per share:
Basic and diluted	$(0.22)	$(0.10)

The accompanying notes are an integral part of the condensed consolidated financial statements.

APYX MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(In thousands)

Three Months Ended March 31, 2024 and 2023
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Total Equity
	Shares	Par Value
Balance at December 31, 2022	34,598	$35	$73,282	$(35,735)	$211	$37,793
Stock based compensation	—	—	1,367	—	—	1,367
Proceeds from debt allocated to warrants	—	—	586	—	—	586
Net loss	—	—	—	(3,483)	(49)	(3,532)
Balance at March 31, 2023	34,598	$35	$75,235	$(39,218)	$162	$36,214

Balance at December 31, 2023	34,644	$35	$81,114	$(54,448)	$221	$26,922
Stock based compensation	—	—	1,128	—	—	1,128
Net loss	—	—	—	(7,576)	(14)	(7,590)
Balance at March 31, 2024	34,644	$35	$82,242	$(62,024)	$207	$20,460

The accompanying notes are an integral part of the condensed consolidated financial statements.

APYX MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(7,590)	$(3,532)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	157	203
Provision for inventory obsolescence	7	—
Loss on disposal of property and equipment	20	—
Stock based compensation	1,128	1,367
Allowance for credit losses	—	(142)
Non-cash lease expense	31	—
Non-cash interest expense	221	67
Changes in operating assets and liabilities:
Trade receivables	1,478	837
Prepaid expenses and other assets	241	858
Income tax receivables	—	(207)
Inventories	138	879
Accounts payable	(599)	(776)
Accrued expenses and other liabilities	(1,573)	(1,435)
Net cash used in operating activities	(6,341)	(1,881)
Cash flows from investing activities
Purchases of property and equipment	(35)	(110)
Net cash used in investing activities	(35)	(110)
Cash flows from financing activities
Proceeds from long-term debt	—	9,289
Payment of debt issuance costs	—	(1,754)
Proceeds from debt allocated to warrants	—	586
Repayment of finance lease liabilities	(5)	(9)
Net cash (used in) provided by financing activities	(5)	8,112
Effect of exchange rates on cash	11	(58)
Net change in cash and cash equivalents	(6,370)	6,063
Cash and cash equivalents, beginning of period	43,652	10,192
Cash and cash equivalents, end of period	$37,282	$16,255

Cash paid for:
Interest	$1,175	$1
Income taxes	6	125

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

The accompanying unaudited condensed consolidated financial statements have been prepared based upon SEC rules that permit reduced disclosure for interim periods. For a more complete discussion of significant accounting policies and certain other information, please refer to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. In the opinion of management these condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of results of consolidated operations and financial condition for the interim periods shown, including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year.

Reclassifications

The Company has reclassified certain amounts presented in the prior period to conform to the current period presentation. These amounts primarily relate to management salaries that were previously included within salaries and related costs and are now included within research and development. These reclassifications had no impact on previously reported net loss, accumulated deficit or cash flows for the periods presented.

NOTE 2.     RECENT ACCOUNTING PRONOUNCEMENTS

No new accounting pronouncement issued or effective during the fiscal year are expected to have a material impact on the Company’s condensed consolidated financial statements or disclosures.

NOTE 3.     INVENTORIES

Inventories consisted of the following:

(In thousands)	March 31, 2024	December 31, 2023
Raw materials	$3,941	$4,112
Work in process	2,338	2,257
Finished goods	4,396	4,429
Gross inventories	10,675	10,798
Less: provision for obsolescence	(880)	(875)
Inventories, net	$9,795	$9,923

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 4.     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Accrued payroll and related costs	$1,277	$829
Accrued bonuses	593	1,545
Accrued commissions	576	1,489
Accrued product warranties	432	445
Accrued product liability claim insurance deductibles	3,401	3,521
Accrued professional fees and legal related contingent liabilities	328	518
Short-term contract liabilities	515	488
Other accrued expenses and current liabilities	955	826
Total accrued expenses and other current liabilities	$8,077	$9,661

NOTE 5.     DEBT

The Company’s outstanding debt with Perceptive Credit Holdings IV, LP (as initial lender and administrative agent) (“Perceptive Credit Agreement”) at March 31, 2024 and December 31, 2023 bears interest at a floating rate based on one-month SOFR, subject to a floor of 5.0%, plus 7.0% (12.3% at March 31, 2024). Included in interest expense for the three months ended March 31, 2024 are $65,000 of amortization of the debt issuance costs and $156,000 of amortization of the debt discounts on outstanding debt. Included in interest expense for the three months ended March 31, 2023 are $29,000 of amortization of the debt issuance costs and $38,000 of amortization of the debt discounts including accretion of the exit fee on the Company’s prior credit agreement.

A $7.5 million delayed draw loan is available until December 31, 2024, conditioned upon, among other things, the achievement of a minimum revenue target. If drawn, the loan will be used for working capital and general corporate purposes.

The Perceptive debt contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and its subsidiaries, among other things, to incur debt, grant liens, make distributions, enter certain restrictive agreements, pay or modify subordinated debt, dispose of assets, make investments and acquisitions, enter into certain transactions with affiliates, and undergo certain fundamental changes, in each case, subject to limitations and exceptions set forth in the Perceptive Credit Agreement. The Perceptive Credit Agreement also requires the Company to satisfy certain financial covenants, including minimum trailing twelve month net revenue targets relating to its Advanced Energy segment (tested quarterly), with year-end targets of $41.6 million, $57.0 million, $70.2 million, and $87.8 million for 2024, 2025, 2026, and 2027, respectively. Additionally, the Company must maintain a balance of $3 million in cash and cash equivalents during the duration of the Perceptive Credit Agreement’s term. As of March 31, 2024, the Company was in compliance with the financial covenants contained within the Perceptive Credit Agreement.

The Company’s term loan under the Perceptive Credit Agreement, net consists of the following:

(In thousands)	March 31, 2024	December 31, 2023
Term loan	$37,500	$37,500
Unamortized debt issuance costs	(1,175)	(1,240)
Unamortized debt discount	(2,919)	(3,075)
Term loan, net	$33,406	$33,185

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

As of March 31, 2024, principal repayments on the debt are as follows:

(In thousands)
2024	$—
2025	—
2026	—
2027	2,216
2028	35,284
Total repayments	$37,500

NOTE 6.     CHINA JOINT VENTURE

In 2019, the Company executed a joint venture agreement with its Chinese supplier (the “China JV”) whereby the Company has a 51% ownership interest. The China JV has been consolidated in these condensed consolidated financial statements. The agreement required the Company to make capital contributions into the newly formed entity of approximately $357,000, which were made in prior years. In June 2023, the Company executed an amendment to the joint venture agreement to increase the amount of its registered capital. The amendment requires the Company to make additional capital contributions to the China JV of $255,000, of which $153,000 has been made as of March 31, 2024. As of the date of these condensed consolidated financial statements, the joint venture has not commenced principal operations.

Changes in the Company’s ownership investment in the China JV were as follows:

	Three Months Ended March 31,
(In thousands)	2024	2023
Beginning interest in China JV	$229	$219
Net loss attributable to Apyx	(14)	(51)
Ending interest in China JV	$215	$168

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

	Three Months Ended March 31,
(in thousands, except per share data)	2024	2023
Numerator:
Net loss attributable to stockholders	$(7,576)	$(3,483)

Denominator:
Weighted average shares outstanding - basic and diluted	34,644	34,598

Loss per share:
Basic and diluted	$(0.22)	$(0.10)

Anti-dilutive instruments excluded from diluted loss per common share:
Options	8,513	7,783
Warrants	1,500	250

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

The Company recognized approximately $1,128,000 in stock-based compensation expense for the three months ended March 31, 2024, as compared with $1,367,000 for the three months ended March 31, 2023.

Stock option activity is summarized as follows:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2023	7,342,883	$6.31
Granted	1,468,929	2.36
Exercised	(569)	2.50
Canceled and forfeited	(298,079)	7.63
Outstanding at March 31, 2024	8,513,164	$5.58

The Company allows stock option holders to exercise stock-based awards by surrendering stock-based awards with an intrinsic value equal to the cumulative exercise price of the stock-based awards being exercised, referred to as net settlements. These surrenders are included in stock options exercised in the options rollforward above. For the three months ended March 31, 2024, we received 531 options as payment in the exercise of 38 options. There were no such exercises for the three months ended March 31, 2023.

Common shares required to be issued upon the exercise of stock options would be issued from authorized and unissued shares. The Company calculated the grant date fair value of options granted in 2024 (“2024 Grants”) utilizing a Black Scholes model.

	2024 Grants
Strike price	$1.27	-	$2.42
Risk-free rate	4.0%	-	4.2%
Expected dividend yield	—
Expected volatility	92.1%	-	94.3%
Expected term (in years)	6

NOTE 9.     INCOME TAXES

Income tax expense (benefit) was approximately $53,000 and $(2,267,000) with effective tax rates of (0.7)% and 39.1% for the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024, the effective rate differs from the statutory rate primarily due to the full valuation allowance recorded on the net operating loss (“NOL”) and net deferred tax assets generated during the period. For the three months ended March 31, 2023, the effective rate differs from the statutory rate primarily due to the reversal of the Company’s liability for uncertain tax positions, including accrued interest and penalties of approximately $2.1 million which were sustained upon the completion in January 2023 of the IRS examination of the Company’s 2018 through 2020 income tax returns, partially offset by a valuation allowance on the NOL and net deferred tax assets generated during the period.

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 10.     COMMITMENTS AND CONTINGENCIES

Litigation

The medical device industry is characterized by frequent claims and litigation, and the Company may become subject to various claims, lawsuits and proceedings in the ordinary course of our business. Such claims may include claims by current or former employees, distributors and competitors, claims concerning the marketing and promotion of the Company’s products and product liability claims.

The Company is involved in a number of legal actions relating to the use of our Helium Plasma technology. The outcomes of these legal actions are not within the Company’s control and may not be known for prolonged periods of time. Management believes that such claims are adequately covered by insurance; however, in the case of one of the Company’s carriers, the Company is in a dispute regarding the total level of coverage available. Notwithstanding the foregoing, in the opinion of management, the Company has meritorious defenses, and such claims are not expected, individually or in the aggregate, to result in a material, adverse effect on its financial condition, results of operations and cash flows. However, in the event that damages exceed the aggregate coverage limits of the Company’s policies or if its insurance carriers disclaim coverage, management believes it is possible that costs associated with these claims could have a material adverse impact on the consolidated financial condition, results of operations and cash flows.

The Company accrues a liability in its condensed consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is recorded. If a loss is reasonably possible, but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed in the notes to the consolidated financial statements. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded, actual results may differ from these estimates.

During 2022, the Company was notified of certain procedures alleged to have been performed by the same physician and which are currently the subject of two related products liability cases within the courts. During 2023, the Company was notified by its insurance carriers that all or most of the ten individual plaintiff’s allegations could be subject to separate deductibles notwithstanding the commonality of each underlying occurrence. During March 2024, two of the plaintiffs claims were dismissed by the courts. The Company has determined that a loss, comprised of estimated costs to defend the Company against the lawsuits, is probable and that the range of estimated losses is approximately $1,450,000 to $1,950,000. The Company recorded an estimated loss of $1,450,000 related to the matters during 2022. It is at least reasonably possible that a change in the actual amount of loss will occur in the near term, though management expects the actual amount of loss will be within the estimated range of losses.

During March 2024, the Company was named as a defendant in a number of product liability lawsuits filed under the direction of a single plaintiff’s tort firm in connection with off-label use of Renuvion products and the Company’s alleged mismarketing of the same. The suits are based predominantly in Florida and nearly all involve procedures conducted prior to 2023, which was before the Company received FDA 510k clearance for the use of Renuvion in the types of procedures at issue. The Company denies liability and intends vigorously to defend these suits and believes that it has applicable substantive and procedural defenses. The Company has determined that a loss, comprised of estimated costs to defend the Company against the lawsuits, is probable and currently estimates the range of losses in connection with these matters to be between $1,300,000 and $1,500,000. The Company recorded an estimated loss of $1,300,000 related to these matters during 2023. The Company has also determined that there is a reasonable possibility that there will be an additional loss related to the matters, but the Company is unable to provide an estimate of the range of such additional loss at this time.

Purchase Commitments

At March 31, 2024, the Company had purchase commitments totaling approximately $2.7 million, substantially all of which is expected to be purchased within the next twelve months.

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 11.     RELATED PARTY TRANSACTIONS

Two relatives of Nikolay Shilev, Apyx Bulgaria’s Managing Director, are considered related parties. Teodora Shileva, Mr. Shilev’s spouse, is an employee of the Company working in the accounting department. Svetoslav Shilev, Mr. Shilev’s son, is a quality manager in the quality assurance department.

The partner in the Company’s China JV is also a supplier to the Company. For the three months ended March 31, 2024 and 2023, the Company made purchases from this supplier of approximately $51,000 and $44,000, respectively. At March 31, 2024 and December 31, 2023, respectively, the Company had net deposits with and payables to this supplier approximately $31,000 and $82,000, respectively.

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

Summarized financial information with respect to reportable segments is as follows:

	Three Months Ended March 31, 2024
(In thousands)	Advanced Energy	OEM	Corporate & Other	Total
Sales	$7,453	$2,791	$—	$10,244

(Loss) income from operations	(2,940)	732	(4,407)	(6,615)

Interest income	—	—	495	495
Interest expense	—	—	(1,396)	(1,396)
Other loss, net	—	—	(21)	(21)
Income tax expense	—	—	53	53

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	Three Months Ended March 31, 2023
(In thousands)	Advanced Energy	OEM	Corporate & Other	Total
Sales	$9,690	$2,452	$—	$12,142

(Loss) income from operations	(1,476)	851	(4,986)	(5,611)

Interest income	—	—	51	51
Interest expense	—	—	(234)	(234)
Other loss, net	—	—	(5)	(5)
Income tax benefit	—	—	(2,267)	(2,267)

International sales represented approximately 31.9% of total revenues for the three months ended March 31, 2024, as compared with approximately 26.9% of total revenues for the three months ended March 31, 2023.

Revenue by geographic region, based on the customer's “ship to” location on the invoice, are as follows:

	Three Months Ended March 31,
(In thousands)	2024	2023
Sales by Domestic and International
Domestic	$6,979	$8,871
International	3,265	3,271
Total	$10,244	$12,142

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our financial statements and related notes contained elsewhere in this report and with the audited consolidated financial statements and footnotes as of and for the year ended December 31, 2023 contained within our Annual Report on Form 10-K filed with the Securities and Exchange Commission, on March 21, 2024. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors discussed in this report and those discussed in other documents we file with the SEC. In light of these risks, uncertainties and assumptions, readers are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements represent beliefs and assumptions as of the date of this report. While we may elect to update forward-looking statements and at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change. Past performance does not guarantee future results.

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

We continue to drive sales in our Advanced Energy business by increasing the adoption of our multifunction generator and utilization of our single-use handpieces in the U.S. cosmetic surgery market and fulfilling demand from distributors in our international markets. Management estimates that our products have been sold in more than 60 countries. As of March 31, 2024, we had a direct sales force of 31 field-based selling professionals and utilized 3 independent sales agencies. We also had 4 sales managers. This selling organization, along with our international network of distributors, is focused on the use of Renuvion and J-Plasma in the cosmetic and hospital surgical markets, supported by our global medical affairs team. This global team of clinical support specialists focuses on supporting our users to ensure optimal outcomes for their patients. In 2023, we also began our direct to consumer marketing efforts, and began to further enhance our marketing to surgeons. In addition, we have invested in training programs and marketing-related activities to support accelerated adoption of Renuvion into surgeons’ practices.

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

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations

Sales

	Three Months Ended March 31,
(In thousands)	2024	2023	Change
Sales by Reportable Segment
Advanced Energy	$7,453	$9,690	(23.1)%
OEM	2,791	2,452	13.8%
Total	$10,244	$12,142	(15.6)%

Sales by Domestic and International
Domestic	$6,979	$8,871	(21.3)%
International	3,265	3,271	(0.2)%
Total	$10,244	$12,142	(15.6)%

Total revenue decreased by 15.6%, or approximately $1.9 million, for the three months ended March 31, 2024 when compared with the three months ended March 31, 2023. Advanced Energy segment sales decreased 23.1%, or approximately $2.2 million, for the three months ended March 31, 2024 when compared with the three months ended March 31, 2023. The Advanced Energy sales decrease was driven by domestic sales, where we had decreases in the sales of our generators as a result of economic uncertainty in the capital equipment market that is being experienced in the aesthetic space, as well as a decrease in single-use handpieces over the same period in 2023.

OEM segment sales increased 13.8%, or approximately $0.3 million, for the three months ended March 31, 2024 when compared with the three months ended March 31, 2023. The increase in OEM sales was due to increases in sales volume to Symmetry Surgical under our 10-year generator manufacturing and supply agreement.

International sales represented approximately 31.9% of total revenues for the three months ended March 31, 2024, as compared with 26.9% of total revenues for the same prior year period. Management estimates our products have been sold in more than 60 countries through local dealers coordinated by sales and marketing personnel through our facilities in Clearwater, Florida and Sofia, Bulgaria.

Gross Profit

	Three Months Ended March 31,
(In thousands)	2024	2023	Change
Cost of sales	$4,295	$4,569	(6.0)%
Percentage of sales	41.9%	37.6%

Gross profit	$5,949	$7,573	(21.4)%
Percentage of sales	58.1%	62.4%
Gross profit for the three months ended March 31, 2024, decreased 21.4% to $5.9 million, compared to $7.6 million for the same period in the prior year. Gross margin for the three months ended March 31, 2024, was 58.1%, compared to 62.4% for the same period in 2023.

The decrease in gross profit margins for the three months ended March 31, 2024 from the prior year period is primarily attributable to changes in the sales mix between our two segments, with our OEM segment comprising a higher percentage of total sales and geographic mix within our Advanced Energy segment, with international sales comprising a higher percentage of total sales.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Other Costs and Expenses
Research and development

	Three Months Ended March 31,
(In thousands)	2024	2023	Change
Research and development	$1,397	$1,271	9.9%
Percentage of sales	13.6%	10.5%

Research and development expenses increased 9.9% for the three months ended March 31, 2024, primarily due to higher spending on our product development initiatives and clinical studies ($0.1 million).

Professional services

	Three Months Ended March 31,
(In thousands)	2024	2023	Change
Professional services	$1,574	$1,740	(9.5)%
Percentage of sales	15.4%	14.3%

Professional services expense decreased 9.5% for the three months ended March 31, 2024 as compared to the same period in the prior year, primarily attributable to decreases in physician consulting fees ($0.1 million) and non-employee option expense ($0.1 million).

Salaries and related costs

	Three Months Ended March 31,
(In thousands)	2024	2023	Change
Salaries and related costs	$4,696	$4,918	(4.5)%
Percentage of sales	45.8%	40.5%

During the three months ended March 31, 2024, salaries and related expenses decreased 4.5%, primarily driven by lower stock based compensation expense ($0.1 million) and temporary labor expenses ($0.1 million).

Selling, general and administrative expenses

	Three Months Ended March 31,
(In thousands)	2024	2023	Change
Selling, general and administrative	$4,897	$5,255	(6.8)%
Percentage of sales	47.8%	43.3%

During the three months ended March 31, 2024, selling, general and administrative expense decreased 6.8%, primarily driven by decreases in commissions ($0.7 million) and travel and entertainment expense ($0.1 million). These decreases were partially offset by increases in regulatory and regulatory audit costs ($0.2 million), building lease expense ($0.1 million) and bad debt expenses ($0.1 million).

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Interest Income (Expense)

	Three Months Ended March 31,
(In thousands)	2024	2023	Change
Interest income	$495	$51	870.6%
Percentage of sales	4.8%	0.4%
Interest expense	(1,396)	(234)	496.6%
Percentage of sales	(13.6)%	(1.9)%

Interest income increased approximately $0.4 million for the three months ended March 31, 2024, compared with same period in the prior year. This increase is due to a higher average balance in our investments in money market funds and U.S. Treasury securities included in cash and cash equivalents.

Interest expense increased approximately $1.2 million for the three months ended March 31, 2024, compared with same period in the prior year. This increase is due to cash and noncash interest expense on the Perceptive Credit Agreement.

Income Taxes

	Three Months Ended March 31,
(In thousands)	2024	2023
Income tax expense (benefit)	$53	$(2,267)
Effective tax rate	(0.7)%	39.1%

Our income tax expense (benefit) was approximately $53,000 and $(2,267,000) with effective tax rates of (0.7)% and 39.1% for the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024, the effective rate differs from the statutory rate primarily due to the full valuation allowance recorded on the NOL and net deferred tax assets generated during the period. For the three months ended March 31, 2023, the effective rate differs from the statutory rate primarily due to the reversal of our liability for uncertain tax positions, including accrued interest and penalties, of approximately $2.1 million which were sustained upon the completion in January 2023 of the IRS examination of our 2018 through 2020 income tax returns, partially offset by a valuation allowance on our NOL and net deferred tax assets generated during the period.

Liquidity and Capital Resources

At March 31, 2024, we had approximately $37.3 million in cash and cash equivalents as compared to approximately $43.7 million in cash and cash equivalents at December 31, 2023. Our working capital at March 31, 2024 was approximately $51.5 million compared with $57.6 million at December 31, 2023. The decrease in working capital at March 31, 2024 was primarily due to the net loss incurred in the first quarter of 2024, excluding non-cash activity, comprised primarily of stock-based compensation.

For the three months ended March 31, 2024, net cash used in operating activities was approximately $6.3 million, which principally funded our loss from operations of $6.6 million, compared with net cash used in operating activities of approximately $1.9 million in 2023. The increase in cash used in operations is primarily due to the payment of accrued bonuses in the first quarter of 2024, no bonuses were paid in 2023, and the increase in operating loss driven by lower Advanced Energy sales compared to the same period in the prior year.

Net cash used in investing activities for the three months ended March 31, 2024 and 2023, were $35 thousand and $0.1 million, respectively, related to purchases of property and equipment.

Net cash provided by financing activities for the three months ended March 31, 2023 was $8.1 million related to proceeds received upon the execution of the prior debt agreement ($9.9 million) less debt issuance costs incurred in the transaction ($1.8 million). This agreement was paid off in November 2023 with proceeds from the Perceptive Credit Agreement.

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

On November 22, 2022, we filed a shelf registration statement providing us the ability to register and sell our securities in the aggregate amount up to $100 million. The shelf registration statement included an embedded ATM facility for up to $40 million. To date we have not utilized this facility.

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

For a more in-depth description of the terms of the Perceptive Credit Agreement, see Note 11 in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023.

At March 31, 2024, we had purchase commitments for inventories totaling approximately $2.7 million, substantially all of which is expected to be purchased in the next twelve months.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Critical Accounting Estimates

In preparing the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), we have adopted various accounting policies. Our most significant accounting policies are disclosed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 21, 2024.

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

Stock-Based Compensation

Under our stock option plans, options to purchase common shares may be granted to employees, officers and directors by our Board of Directors. We account for stock options in accordance with FASB ASC Topic 718-10, Compensation-Stock Compensation, with compensation expense recognized over the vesting period. Options are valued using the Black-Scholes model, which includes a number of estimates that affect the amount of our expense. We have determined that the most critical of these estimates are the estimates of expected life and volatility used in the calculations.

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

As a result of historical losses and our expectation to continue to generate losses in the near future, we recorded a valuation allowance on our net deferred tax assets. Exclusive of the carryback provisions of the CARES Act and the associated income tax benefit recognized in 2020, we do not anticipate recording an income tax benefit related to our deferred tax assets. We will reassess the realization of deferred tax assets each reporting period and will be able to reduce the valuation allowance to the extent our results of operations improve, and it becomes more likely than not that the deferred tax assets will be realized. As Management has not fully determined the timing of when it will generate taxable income in the U.S., we continued to record a valuation allowance on the net deferred tax assets balance as of March 31, 2024.

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

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Recent Accounting Pronouncements

See Note 2 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of the Quarterly Report on from 10-Q.

APYX MEDICAL CORPORATION
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

APYX MEDICAL CORPORATION
ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has established and maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2024, the Company's disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by the Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

APYX MEDICAL CORPORATION
PART II.     Other Information

ITEM 1. Legal Proceedings

See Note 10 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

APYX MEDICAL CORPORATION
ITEM 1A. Risk factors

There have been no material changes to the risk factors described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Apyx Medical Corporation

Date: May 9, 2024	By:	/s/ Charles D. Goodwin II
Charles D. Goodwin II
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 9, 2024	By:	/s/ Matthew Hill
Matthew Hill
Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer)