Form 10-Q
period 2024-06-30
Apyx Medical Corp
filed 2024-08-08
CIK 719135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
	Commission File Number:	001-31885

APYX MEDICAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	11-2644611
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

As of August 7, 2024, 34,643,926 shares of the registrant’s $0.001 par value common stock were outstanding.

APYX MEDICAL CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended June 30, 2024

PART I.     Financial Information

ITEM 1. Condensed Consolidated Financial Statements

APYX MEDICAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2024 (Unaudited)	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$32,678	$43,652
Trade accounts receivable, net of allowance of $650 and $608	12,709	14,023
Inventories, net of provision for obsolescence of $916 and $875	9,324	9,923
Prepaid expenses and other current assets	1,960	2,764
Total current assets	56,671	70,362
Property and equipment, net of accumulated depreciation and amortization of $3,783 and $3,522	1,918	1,915
Operating lease right-of-use assets	4,935	5,162
Finance lease right-of-use assets	59	69
Other assets	1,811	1,732
Total assets	$65,394	$79,240

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,348	$2,712
Accrued expenses and other current liabilities	7,958	9,661
Current portion of operating lease liabilities	313	347
Current portion of finance lease liabilities	20	20
Total current liabilities	10,639	12,740
Long-term debt, net of debt discounts and issuance costs	33,628	33,185
Long-term operating lease liabilities	4,697	4,896
Long-term finance lease liabilities	43	53
Long-term contract liabilities	1,271	1,246
Other liabilities	192	198
Total liabilities	50,470	52,318
EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized; 34,643,926 issued and outstanding as of June 30, 2024, and 34,643,888 issued and outstanding as of December 31, 2023	35	35
Additional paid-in capital	83,292	81,114
Accumulated deficit	(68,580)	(54,448)
Total stockholders’ equity	14,747	26,701
Non-controlling interest	177	221
Total equity	14,924	26,922
Total liabilities and equity	$65,394	$79,240
The accompanying notes are an integral part of the condensed consolidated financial statements.

APYX MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Sales	$12,149	$13,569	$22,393	$25,711
Cost of sales	4,656	4,290	8,951	8,859
Gross profit	7,493	9,279	13,442	16,852
Other costs and expenses:
Research and development	1,424	1,357	2,821	2,628
Professional services	2,096	1,594	3,670	3,334
Salaries and related costs	4,682	4,877	9,378	9,795
Selling, general and administrative	4,838	5,378	9,735	10,633
Total other costs and expenses	13,040	13,206	25,604	26,390
Gain on sale-leaseback	—	2,692	—	2,692
Loss from operations	(5,547)	(1,235)	(12,162)	(6,846)
Interest income	439	179	934	230
Interest expense	(1,427)	(543)	(2,823)	(777)
Other (expense) income, net	(1)	646	(22)	641
Total other (expense) income, net	(989)	282	(1,911)	94
Loss before income taxes	(6,536)	(953)	(14,073)	(6,752)
Income tax expense (benefit)	50	66	103	(2,201)
Net loss	(6,586)	(1,019)	(14,176)	(4,551)
Net loss attributable to non-controlling interest	(30)	(25)	(44)	(74)
Net loss attributable to stockholders	$(6,556)	$(994)	$(14,132)	$(4,477)

Loss per share:
Basic and diluted	$(0.19)	$(0.03)	$(0.41)	$(0.13)

The accompanying notes are an integral part of the condensed consolidated financial statements.

APYX MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Total Equity
	Shares	Par Value
Balance at December 31, 2022	34,598	$35	$73,282	$(35,735)	$211	$37,793
Stock based compensation	—	—	1,367	—	—	1,367
Proceeds received from issuance of warrants	—	—	586	—	—	586
Net loss	—	—	—	(3,483)	(49)	(3,532)
Balance at March 31, 2023	34,598	$35	$75,235	$(39,218)	$162	$36,214
Shares issued on stock options exercised for cash	25	—	56	—	—	56
Stock based compensation	—	—	1,482	—	—	1,482
Shares issued on net settlement of stock options	6	—	—	—	—	—
Net loss	—	—	—	(994)	(25)	(1,019)
Balance at June 30, 2023	34,629	$35	$76,773	$(40,212)	$137	$36,733

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Total
	Shares	Par Value
Balance at December 31, 2023	34,644	$35	$81,114	$(54,448)	$221	$26,922
Stock based compensation	—	—	1,128	—	—	1,128
Net loss	—	—	—	(7,576)	(14)	(7,590)
Balance at March 31, 2024	34,644	$35	$82,242	$(62,024)	$207	$20,460
Stock based compensation	—	—	1,050	—	—	1,050
Net loss	—	—	—	(6,556)	(30)	(6,586)
Balance at June 30, 2024	34,644	$35	$83,292	$(68,580)	$177	$14,924

The accompanying notes are an integral part of the condensed consolidated financial statements.

APYX MEDICAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(14,176)	$(4,551)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	313	354
Provision for inventory obsolescence	60	178
Loss (gain) on disposal of property and equipment	20	(2,692)
Stock based compensation	2,178	2,849
Allowance for credit losses	45	55
Non-cash lease expense	62	22
Non-cash interest expense	443	209
Changes in operating assets and liabilities:
Trade receivables	1,187	(1,441)
Prepaid expenses and other assets	666	(57)
Income tax receivables	—	(207)
Inventories	547	534
Accounts payable	(345)	(26)
Accrued and other liabilities	(1,670)	(1,960)
Net cash used in operating activities	(10,670)	(6,733)
Cash flows from investing activities
Purchases of property and equipment	(324)	(266)
Proceeds from sale of property and equipment	—	7,267
Net cash (used in) provided by investing activities	(324)	7,001
Cash flows from financing activities
Proceeds from stock option exercises	—	56
Proceeds from long-term debt	—	9,289
Payment of debt issuance costs	—	(1,754)
Proceeds from debt allocated to warrants	—	586
Repayment of finance lease liabilities	(10)	(19)
Net cash (used in) provided by financing activities	(10)	8,158
Effect of exchange rates on cash	30	(139)
Net change in cash and cash equivalents	(10,974)	8,287
Cash and cash equivalents, beginning of period	43,652	10,192
Cash and cash equivalents, end of period	$32,678	$18,479

Cash paid for:
Interest	$2,371	$431
Income taxes	$180	$227

Non cash activities:
Right-of-use assets capitalized and operating lease liabilities recognized upon execution of lease	$—	$4,917

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

The Company is an advanced energy technology company with a passion for elevating people’s lives through innovative products, including its Helium Plasma Platform Technology products marketed and sold as Renuvion® in the cosmetic surgery market and J-Plasma® in the hospital surgical market. Renuvion and J-Plasma offer surgeons a unique ability to provide controlled heat to tissue to achieve their desired results. The Company also leverages its deep expertise and decades of experience in unique waveforms through OEM agreements with other medical device manufacturers.

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

NOTE 2.     RECENT ACCOUNTING PRONOUNCEMENTS

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280), to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. Amongst other amendments, the standard requires annual and interim disclosures of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), and interim disclosures about a reportable segment’s profit or loss and assets that are currently required annually. This standard does not change how an entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of adoption of this standard on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) to improve income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this ASU are effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of adoption of this standard on its consolidated financial statements.

No other new accounting pronouncement issued or effective during the fiscal year are expected to have a material impact on the Company’s condensed consolidated financial statements or disclosures.

NOTE 3.     INVENTORIES

Inventories consisted of the following:

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

(In thousands)	June 30, 2024	December 31, 2023
Raw materials	$3,873	$4,112
Work in process	2,356	2,257
Finished goods	4,011	4,429
Gross inventories	10,240	10,798
Less: provision for obsolescence	(916)	(875)
Inventories, net	$9,324	$9,923

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 4.     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
Accrued payroll	$1,003	$829
Accrued bonuses	991	1,545
Accrued commissions	625	1,489
Accrued product warranties	446	445
Accrued product liability claim insurance deductibles	3,073	3,521
Accrued professional fees and legal related contingent liabilities	532	518
Short-term contract liabilities	778	488
Other accrued expenses and current liabilities	510	826
Total accrued expenses and other current liabilities	$7,958	$9,661

NOTE 5.     DEBT

The Company’s outstanding debt with Perceptive Credit Holdings IV, LP (as initial lender and administrative agent) (“Perceptive Credit Agreement”) at June 30, 2024 and December 31, 2023 bears interest at a floating rate based on one-month SOFR, subject to a floor of 5.0%, plus 7.0% (12.3% at June 30, 2024). Included in interest expense for the three and six months ended June 30, 2024 are $64,000 and $129,000, respectively, of amortization of the debt issuance costs and $158,000 and $314,000, respectively, of amortization of debt discounts. Included in interest expense for the three and six months ended June 30, 2023 are $60,000 and $88,000, respectively, of amortization of the debt issuance costs and $83,000 and $121,000, respectively, of amortization of the debt discounts, including accretion of the exit fee on the Company’s prior credit agreement.

A $7.5 million delayed draw loan is available until December 31, 2024, conditioned upon, among other things, the achievement of a minimum revenue target. If drawn, the loan will be used for working capital and general corporate purposes.

The Perceptive debt contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and its subsidiaries, among other things, to incur debt, grant liens, make distributions, enter certain restrictive agreements, pay or modify subordinated debt, dispose of assets, make investments and acquisitions, enter into certain transactions with affiliates, and undergo certain fundamental changes, in each case, subject to limitations and exceptions set forth in the Perceptive Credit Agreement. The Perceptive Credit Agreement also requires the Company to satisfy certain financial covenants, including minimum trailing twelve month net revenue targets relating to its Advanced Energy segment (tested quarterly), with year-end targets of $41.6 million, $57.0 million, $70.2 million, and $87.8 million for 2024, 2025, 2026, and 2027, respectively. Additionally, the Company must maintain a balance of $3 million in cash and cash equivalents during the duration of the Perceptive Credit Agreement’s term. As of June 30, 2024, the Company was in compliance with the financial covenants contained within the Perceptive Credit Agreement. The Company’s continued compliance with covenants is subject to meeting or exceeding forecasted Advanced Energy revenues.

In connection with the Company’s initial loan under the Perceptive Credit Agreement, the Company issued Perceptive warrants to purchase up to 1,250,000 shares of its common stock, par value $0.001, with an exercise price of $2.43 per share.

The Company’s term loan under the Perceptive Credit Agreement, net consists of the following:

(In thousands)	June 30, 2024	December 31, 2023
Term loan	$37,500	$37,500
Unamortized debt issuance costs	(1,111)	(1,240)
Unamortized debt discount	(2,761)	(3,075)
Term loan, net	$33,628	$33,185

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

As of June 30, 2024, principal repayments on the debt are as follows:

(In thousands)
2024	$—
2025	—
2026	—
2027	2,216
2028	35,284
Total repayments	$37,500

NOTE 6.     CHINA JOINT VENTURE

In 2019, the Company executed a joint venture agreement with its Chinese supplier (the “China JV”) whereby the Company has a 51% ownership interest. The China JV has been consolidated in these condensed consolidated financial statements. The agreement required the Company to make capital contributions into the newly formed entity of approximately $357,000, which were made in prior years. In June 2023, the Company executed an amendment to the joint venture agreement to increase the amount of its registered capital. The amendment requires the Company to make additional capital contributions to the China JV of $255,000, of which $153,000 has been made as of June 30, 2024. As of the date of these condensed consolidated financial statements, the joint venture has not commenced principal operations.

Changes in the Company’s ownership investment in the China JV were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Beginning interest in China JV	$215	$168	$229	$219
Net loss attributable to Apyx	(31)	(26)	(45)	(77)
Ending interest in China JV	$184	$142	$184	$142

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Numerator:
Net loss attributable to stockholders	$(6,556)	$(994)	$(14,132)	$(4,477)

Denominator:
Weighted average shares outstanding - basic and diluted	34,644	34,603	34,644	34,600

Loss per share:
Basic and diluted	$(0.19)	$(0.03)	$(0.41)	$(0.13)

Anti-dilutive instruments excluded from diluted loss per common share:
Options	8,430	7,700	8,430	7,700
Warrants	1,500	250	1,500	250

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

The Company recognized approximately $1,050,000 and $2,178,000, respectively, in stock-based compensation expense during the three and six months ended June 30, 2024, as compared with $1,482,000 and $2,849,000, respectively, for the three and six months ended June 30, 2023.

Stock option activity is summarized as follows:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2023	7,342,883	$6.31
Granted	1,468,929	2.36
Exercised	(569)	2.50
Canceled and forfeited	(381,600)	6.93
Outstanding at June 30, 2024	8,429,643	$5.59

The Company allows stock option holders to exercise stock-based awards by surrendering stock-based awards with an intrinsic value equal to the cumulative exercise price of the stock-based awards being exercised, referred to as net settlements. These surrenders are included in stock options exercised in the options rollforward above. There were no such exercises for the three months ended June 30, 2024. For the three months ended June 30, 2023, the Company received 4,305 options as payment in the exercise of 5,695 options. For the six months ended June 30, 2024 and 2023, respectively, the Company received 531 and 4,305 options as payment in the exercise of 38 and 5,695 options.

Common shares required to be issued upon the exercise of stock options would be issued from authorized and unissued shares. The Company calculated the grant date fair value of options granted in 2024 (“2024 Grants”) utilizing a Black-Scholes model.

	2024 Grants
Strike price	$1.27	-	$2.42
Risk-free rate	4.0%	-	4.2%
Expected dividend yield	—
Expected volatility	92.1%	-	94.3%
Expected term (in years)	6

NOTE 9.     INCOME TAXES

Income tax expense was approximately $50,000 and $66,000 with effective tax rates of (0.8)% and (6.9)% for the three months ended June 30, 2024 and 2023, respectively. For the three months ended June 30, 2024 and 2023, the effective rate differs from the statutory rate primarily due to the full valuation allowance recorded on the net operating loss (“NOL”) and net deferred tax assets generated during the period.

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Income tax expense (benefit) was approximately $103,000 and $(2,201,000) with effective tax rates of (0.7)% and 32.6% for the six months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024, the effective rate differs from the statutory rate primarily due to the full valuation allowance recorded on the NOL and net deferred tax assets generated during the period. For the six months ended June 30, 2023, the effective rate differs from the statutory rate primarily due to the reversal of the Company’s liability for uncertain tax positions, including accrued interest and penalties of approximately $2.1 million which were sustained upon the completion in January 2023 of the IRS examination of the Company's 2018 through 2020 income tax returns, partially offset by a valuation allowance on the NOL and net deferred tax assets generated during the period.

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

The Company is involved in a number of legal actions relating to the use of our Helium Plasma Platform Technology, which actions are being defended by the Company’s insurance carrier-appointed counsel. The outcomes of these legal actions are not within the Company’s control and may not be known for prolonged periods of time. Management has not yet received from carrier-appointed defense counsel the estimates of the net potential range of losses in all of these cases, as would be required to confirm whether all of the claims in total are adequately covered by the varying levels of aggregate insurance coverage available for each relevant insurance policy period; further, in the case of one of the Company’s carriers, the Company is in a dispute regarding the total level of coverage available. Notwithstanding the foregoing, in the opinion of management, the Company has meritorious defenses, and such claims are not expected, individually or in the aggregate, to result in a material, adverse effect on its financial condition, results of operations and cash flows. However, in the event that damages exceed the aggregate coverage limits of the Company’s policies or if its insurance carriers disclaim coverage, management believes it is possible that costs associated with these claims could have a material adverse impact on the consolidated financial condition, results of operations and cash flows.

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

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

During March 2024, the Company was named as a defendant in a number of product liability lawsuits filed under the direction of a single plaintiff’s tort firm alleging off-label use of Renuvion products and the Company’s mismarketing of the same. The suits are venued predominantly in Florida and nearly all involve procedures conducted prior to 2023, which was before the Company received FDA 510k clearance for the use of Renuvion in the types of procedures at issue. The Company denies liability and intends to vigorously defend these suits and believes that it has applicable substantive and procedural defenses. The Company has determined that a loss, comprised of estimated costs to defend the Company against the lawsuits, is probable and currently estimates the range of losses in connection with these matters to be between $1,300,000 and $1,500,000. The Company recorded an estimated loss of $1,300,000 related to these matters during 2023. The Company has also determined that there is a reasonable possibility that there will be an additional loss related to the matters, but the Company is unable to provide an estimate of the range of such additional loss at this time.

Purchase Commitments

At June 30, 2024, the Company had purchase commitments totaling approximately $3.3 million, substantially all of which is expected to be purchased within the next twelve months.

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

The partner in the Company’s China JV is also a supplier to the Company. For the three months ended June 30, 2024 and 2023, the Company made purchases from this supplier of approximately $42,000 and $406,000, respectively. For the six months ended June 30, 2024 and 2023, the Company made purchases from this supplier of approximately $93,000 and $451,000, respectively. At June 30, 2024 and December 31, 2023, respectively, the Company had net payables to this supplier of approximately $23,000 and $82,000, respectively.

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

The Company’s reportable segments are disclosed as principally organized and managed as two operating segments: Advanced Energy and OEM. “Corporate & Other” includes certain unallocated corporate and administrative costs which were not specifically attributed to any reportable segment. The OEM segment is primarily development and manufacturing contract and product driven. As a result, all related expenses are recorded as cost of sales and, therefore, there are no segment specific operating expenses incurred.

Summarized financial information with respect to reportable segments is as follows:

	Three Months Ended June 30, 2024
(In thousands)	Advanced Energy	OEM	Corporate & Other	Total
Sales	$9,766	$2,383	$—	$12,149

(Loss) income from operations	(1,696)	461	(4,312)	(5,547)

Interest income	—	—	439	439
Interest expense	—	—	(1,427)	(1,427)
Other loss, net	—	—	(1)	(1)
Income tax expense	—	—	50	50

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	Three Months Ended June 30, 2023
(In thousands)	Advanced Energy	OEM	Corporate & Other	Total
Sales	$11,722	$1,847	$—	$13,569

Income (loss) from operations	589	353	(2,177)	(1,235)

Interest income	—	—	179	179
Interest expense	—	—	(543)	(543)
Other income, net	—	—	646	646
Income tax expense	—	—	66	66

	Six Months Ended June 30, 2024
(In thousands)	Advanced Energy	OEM	Corporate & Other	Total
Sales	$17,219	$5,174	$—	$22,393

(Loss) income from operations	(4,636)	1,193	(8,719)	(12,162)

Interest income	—	—	934	934
Interest expense	—	—	(2,823)	(2,823)
Other loss, net	—	—	(22)	(22)
Income tax expense	—	—	103	103

	Six Months Ended June 30, 2023
(In thousands)	Advanced Energy	OEM	Corporate & Other	Total
Sales	$21,412	$4,299	$—	$25,711

(Loss) income from operations	(887)	1,204	(7,163)	(6,846)

Interest income	—	—	230	230
Interest expense	—	—	(777)	(777)
Other income, net	—	—	641	641
Income tax benefit	—	—	(2,201)	(2,201)

International sales represented approximately 28.5% and 30.0% of total revenues for the three and six months ended June 30, 2024, respectively, as compared with approximately 25.3% and 26.1% of total revenues for the three and six months ended June 30, 2023, respectively.

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Sales by geographic region, based on the customer's “ship to” location on the invoice, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Sales by Domestic and International
Domestic	$8,687	$10,137	$15,666	$19,008
International	3,462	3,432	6,727	6,703
Total	$12,149	$13,569	$22,393	$25,711

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our financial statements and related notes contained elsewhere in this report and with the audited consolidated financial statements and footnotes as of and for the year ended December 31, 2023 contained within our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 21, 2024. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors discussed in this report and those discussed in other documents we file with the SEC. In light of these risks, uncertainties and assumptions, readers are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements represent beliefs and assumptions as of the date of this report. While we may elect to update forward-looking statements and at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change. Past performance does not guarantee future results.

Executive Level Overview

We are an advanced energy technology company with a passion for elevating people’s lives through innovative products, including our Helium Plasma Platform Technology products marketed and sold as Renuvion® in the cosmetic surgery market and J-Plasma® in the hospital surgical market. Renuvion and J-Plasma offer surgeons a unique ability to provide controlled heat to tissue to achieve their desired results. We also leverage our deep expertise and decades of experience in unique waveforms through OEM agreements with other medical device manufacturers.

We continue to drive sales in our Advanced Energy business by increasing the adoption of our multifunction generator and utilization of our single-use handpieces in the U.S. cosmetic surgery market and fulfilling demand from distributors in our international markets. Management estimates that our products have been sold in more than 60 countries. As of June 30, 2024, we had a direct sales force of 31 field-based selling professionals and utilized 3 independent sales agencies. We also had 4 sales managers. This selling organization, along with our international network of distributors, is focused on the use of Renuvion and J-Plasma in the cosmetic and hospital surgical markets, supported by our global medical affairs team. This global team of clinical support specialists focuses on supporting our users to ensure optimal outcomes for their patients. In 2023, we also began our direct to consumer marketing efforts, and began to further enhance our marketing to surgeons. In addition, we have invested in training programs and marketing-related activities to support accelerated adoption of Renuvion into surgeons’ practices.

Glucagon-like peptide -1 peptide receptor agonists (GLP-1’s), such as Mounjaro®, Wegov® and Ozempic®, are prescribed for the treatment of diabetes and or weight loss in combination with exercise to improve glycemic control. GLP-1’s have also been found to mimic the GLP-1 satiety hormone in our bodies. When one eats, GLP-1 is released in the small intestines regulating blood sugar and sending signals to the brain centers that control appetite. Studies have shown patients taking GLP-1’s have loss of body weight. Currently, two GLP-1’s are cleared by the FDA for weight loss, but we anticipate a number of additional drug candidates will be cleared as well as, oral versions of these injectable medications.

We believe the increased use of GLP-1’s may have an initial negative impact on the number of liposuction procedures, but in the long term, as these drugs have a ripple effect that will drive people towards plastic surgery, they will provide a tailwind for sales of our Renuvion products. The rapid weight loss from these drugs may cause what is known as “Ozempic Butt” characterized by sagging skin on the butt. Rapid weight loss can contribute to loose skin, particularly in the curvier areas of the body. To address this, the cosmetic surgery market is focusing on body contouring. Body contouring is a customizable treatment for patients to target specific fat deposits, engage in fat transfer, and treatments to address skin laxity. Renuvion is the only FDA approved device for the treatment of this issue post liposuction. Additionally, Renuvion may be used to treat skin laxity without the use of liposuction, potentially increasing the total available market for our products.

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

Results of Operations

Sales

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2024	2023	Change	2024	2023	Change
Sales by Reportable Segment
Advanced Energy	$9,766	$11,722	(16.7)%	$17,219	$21,412	(19.6)%
OEM	2,383	1,847	29.0%	5,174	4,299	20.4%
Total	$12,149	$13,569	(10.5)%	$22,393	$25,711	(12.9)%
					(632,000)
Sales by Domestic and International
Domestic	$8,687	$10,137	(14.3)%	$15,666	$19,008	(17.6)%
International	3,462	3,432	0.9%	6,727	6,703	0.4%
Total	$12,149	$13,569	(10.5)%	$22,393	$25,711	(12.9)%

Total revenue decreased by 10.5%, or approximately $1.4 million, for the three months ended June 30, 2024 when compared with the three months ended June 30, 2023. Total revenue decreased by 12.9%, or approximately $3.3 million, for the six months ended June 30, 2024 when compared with the six months ended June 30, 2023.

Advanced Energy segment sales decreased 16.7%, or approximately $2.0 million, for the three months ended June 30, 2024 when compared with the three months ended June 30, 2023. Advanced Energy segment sales decreased 19.6%, or approximately $4.2 million, for the six months ended June 30, 2024 when compared with the six months ended June 30, 2023. The Advanced Energy sales decrease was driven by lower sales of our generators in both domestic and some international markets as a result of economic uncertainty in the capital equipment market that is being experienced in the aesthetic space. These decreases were partially offset by increased volume of single-use handpieces globally.

OEM segment sales increased 29.0%, or approximately $0.5 million, for the three months ended June 30, 2024 when compared with the three months ended June 30, 2023. OEM segment sales increased 20.4%, or approximately $0.9 million, for the six months ended June 30, 2024 when compared with the six months ended June 30, 2023. The increase in OEM sales was due to increases in sales volume to existing customers, including Symmetry Surgical under our 10-year generator manufacturing and supply agreement.

International sales represented approximately 28.5% and 30.0% of total revenues for the three and six months ended June 30, 2024, respectively, as compared with 25.3% and 26.1% of total revenues for the same period in the prior year. Management estimates our products have been sold in more than 60 countries through local dealers coordinated by sales and marketing personnel through our facilities in Clearwater, Florida and Sofia, Bulgaria.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2024	2023	Change	2024	2023	Change
Cost of sales	$4,656	$4,290	8.5%	$8,951	$8,859	1.0%
Percentage of sales	38.3%	31.6%		40.0%	34.5%

Gross profit	$7,493	$9,279	(19.2)%	$13,442	$16,852	(20.2)%
Percentage of sales	61.7%	68.4%		60.0%	65.5%
Gross profit for the three months ended June 30, 2024, decreased (19.2)% to $7.5 million, compared to $9.3 million for the same period in the prior year. Gross margin for the three months ended June 30, 2024, was 61.7%, compared to 68.4% for the same period in 2023. The decrease in gross profit margins for the three months ended June 30, 2024 from the prior year period is primarily attributable to changes in the sales mix between our two segments, with our OEM segment comprising a higher percentage of total sales and geographic mix within our Advanced Energy segment, with international sales comprising a higher percentage of total sales.

Gross profit for the six months ended June 30, 2024, decreased (20.2)% to $13.4 million, compared to $16.9 million for the same period in the prior year. Gross margin for the six months ended June 30, 2024, was 60.0%, compared to 65.5% for the same period in 2023. The decrease in gross profit margins for the six months ended June 30, 2024 from the prior year period is primarily attributable to changes in the sales mix between our two segments, with our OEM segment comprising a higher percentage of total sales and geographic mix within our Advanced Energy segment, with international sales comprising a higher percentage of total sales.

Other Costs and Expenses
Research and development

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2024	2023	Change	2024	2023	Change
Research and development expense	$1,424	$1,357	4.9%	$2,821	$2,628	7.3%
Percentage of sales	11.7%	10.0%		12.6%	10.2%
Research and development expenses increased 4.9% for the three months ended June 30, 2024, primarily due to higher spending on our product development initiatives and clinical studies ($0.1 million).

Research and development expenses increased 7.3% for the six months ended June 30, 2024, primarily due to higher spending on our product development initiatives and clinical studies ($0.2 million).
Professional services

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2024	2023	Change	2023	2023	Change
Professional services expense	$2,096	$1,594	31.5%	$3,670	$3,334	10.1%
Percentage of sales	17.3%	11.7%		16.4%	13.0%

Professional services expense increased 31.5% for the three months ended June 30, 2024, primarily attributable to increases in legal expenses ($0.4 million), as a result of the reversal of a legal loss contingency in the prior year period, and physician and marketing consulting ($0.2 million). These decreases were partially offset by a decrease in board of director’s option expense ($0.1 million).

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Professional services expense increased 10.1% for the six months ended June 30, 2024, primarily attributable to increases in legal expenses ($0.4 million), as a result of the reversal of a legal loss contingency in the prior year period, and physician and marketing consulting ($0.2 million). These decreases were partially offset by a decrease in board of director’s stock-based compensation expense ($0.3 million).

Salaries and related costs

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2024	2023	Change	2024	2023	Change
Salaries and related expenses	$4,682	$4,877	(4.0)%	$9,378	$9,795	(4.3)%
Percentage of sales	38.5%	35.9%		41.9%	38.1%

During the three months ended June 30, 2024, salaries and related expenses decreased (4.0)%, primarily driven by lower stock based compensation expense ($0.2 million) and temporary labor expenses ($0.1 million). These decreases were partially offset by an increase in salaries and related taxes and benefits ($0.1 million).

During the six months ended June 30, 2024, salaries and related expenses decreased (4.3)%, primarily driven by lower stock based compensation expense ($0.4 million) and temporary labor expenses ($0.2 million). These decreases were partially offset by an increase in salaries and related taxes and benefits ($0.1 million) and bonus expense ($0.1 million).

Selling, general and administrative expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2024	2023	Change	2024	2023	Change
SG&A expense	$4,838	$5,378	(10.0)%	$9,735	$10,633	(8.4)%
Percentage of sales	39.8%	39.6%		43.5%	41.4%

During the three months ended June 30, 2024, selling, general and administrative expense decreased (10.0)%, primarily driven by decreases in commissions ($0.7 million), advertising expense, including trade show fees and related costs ($0.2 million) and bad debt expense ($0.1 million). These decreases were partially offset by higher meeting and training costs ($0.4 million) and travel expense ($0.1 million).

During the six months ended June 30, 2024, selling, general and administrative expense decreased (8.4)%, primarily driven by decreases in commissions ($1.4 million), advertising expense, including trade show fees and related costs ($0.2 million), insurance expense, including claims on our policies ($0.1 million) and travel expense ($0.1 million). These decreases were partially offset by higher meeting and training costs ($0.7 million) and building lease expense ($0.2 million).

Gain on sale-leaseback

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Gain on sale-leaseback	—	$2,692	—	$2,692
Percentage of sales	—%	19.8%	—%	10.5%

Gain on sale-leaseback for the three and six months ended June 30, 2023 was approximately $2.7 million as a result of the gain on the sale and leaseback of our Clearwater, FL facility in May 2023.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Interest Income (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Interest income	$439	$179	$934	$230
Percentage of sales	3.6%	1.3%	4.2%	0.9%
Interest expense	(1,427)	$(543)	(2,823)	$(777)
Percentage of sales	(11.7)%	(4.0)%	(12.6)%	(3.0)%

Interest income increased approximately $0.3 million and $0.7 million, respectively, for the three and six months ended June 30, 2024, when compared with the same periods the prior year. These increases are due to a higher average balance in our investments in money market funds and U.S. Treasury securities included in cash and cash equivalents.

Interest expense increased approximately $0.9 million and $2.0 million, respectively, for the three and six months ended June 30, 2024, when compared with the same periods in the prior year. These increases are due to cash and noncash interest expense on the Perceptive Credit Agreement.

Other Income (Loss), net

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Other (expense) income, net	$(1)	$646	$(22)	$641
Percentage of sales	—%	4.8%	(0.1)%	2.5%

Other (expense) income, net decreased approximately $0.6 million and $0.7 million for the three and six months ended June 30, 2024, compared with the same periods in the prior year. These decreases were primarily attributable to a small insurance recovery in 2023 ($0.2 million) and the release of our joint and several payroll liability due to the lapse of the statute of limitations in the prior year ($0.4 million).

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Income tax expense (benefit)	$50	$66	$103	$(2,201)
Effective tax rate	(0.8)%	(6.9)%	(0.7)%	32.6%

Our income tax expense was approximately $50,000 and $66,000 with effective tax rates of (0.8)% and (6.9)% for the three months ended June 30, 2024 and 2023, respectively. For the three months ended June 30, 2024 and 2023, the effective rate differs from the statutory rate primarily due to the full valuation allowance recorded on the net operating loss (“NOL”) and net deferred tax assets generated during the period.

Our income tax expense (benefit) was approximately $103,000 and $(2,201,000) with effective tax rates of (0.7)% and 32.6% for the six months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024, the effective rate differs from the statutory rate primarily due to the full valuation allowance recorded on the NOL and net deferred tax assets generated during the period. For the six months ended June 30, 2023, the effective rate differs from the statutory rate primarily due to the reversal of the Company’s liability for uncertain tax positions, including accrued interest and penalties of approximately $2.1 million which were sustained upon the completion in January 2023 of the IRS examination of the Company's 2018 through 2020 income tax returns, partially offset by a valuation allowance on the NOL and net deferred tax assets generated during the period.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Liquidity and Capital Resources

At June 30, 2024, we had approximately $32.7 million in cash and cash equivalents as compared to approximately $43.7 million in cash and cash equivalents at December 31, 2023. Our working capital at June 30, 2024 was approximately $46.0 million compared with $57.6 million at December 31, 2023.

For the six months ended June 30, 2024, net cash used in operating activities was approximately $10.7 million, which principally funded our loss from operations of $12.2 million, compared with net cash used in operating activities of approximately $6.7 million in the six months ended June 30, 2023. The increase in cash used in operations is primarily due to the payment of accrued bonuses in the first quarter of 2024, no bonuses were paid in 2023, and the increase in operating loss driven by lower Advanced Energy sales compared to the same period in the prior year. These decreases were partially offset by improvements in our accounts receivable and inventory positions.

Net cash used in investing activities six months ended June 30, 2024 was $0.3 million related to investments in property and equipment. Net cash provided by investing activities for the six months ended June 30, 2023 was $7.0 million related to the sale of our Clearwater, FL facility ($7.3 million), partially offset by investments in property and equipment ($0.3 million).

Net cash provided by financing activities for the six months ended June 30, 2023 was $8.1 million related to proceeds received upon the execution of the prior debt agreement ($9.9 million) less debt issuance costs incurred in the transaction ($1.8 million). This prior debt was paid off in November 2023 with proceeds from the Perceptive Credit Agreement.

We have incurred recurring net losses and cash outflows from operations and we anticipate that losses will continue in the near term. We plan to continue to fund our operations and capital funding needs through existing cash, sales of our products and if necessary additional equity and/or debt financing. However, we cannot be certain that additional financing will be available when needed or that, if available, financing will be obtained on terms acceptable to us. The sale of additional equity would result in dilution to our stockholders. Incurring additional debt financing would result in further debt service obligations, and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. If we are unable to raise additional capital in sufficient amounts or on acceptable terms, we may be required to delay, limit, reduce, or terminate our sales, marketing and product development. Any of these actions could harm our business, results of operations and prospects.

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

At June 30, 2024, we had purchase commitments totaling approximately $3.3 million, substantially all of which is expected to be purchased within the next twelve months.

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

As a result of historical losses and our expectation to continue to generate losses in the near future, we recorded a valuation allowance on our net deferred tax assets. Exclusive of the carryback provisions of the CARES Act and the associated income tax benefit recognized in 2020, we do not anticipate recording an income tax benefit related to our deferred tax assets. We will reassess the realization of deferred tax assets each reporting period and will be able to reduce the valuation allowance to the extent our results of operations improve, and it becomes more likely than not that the deferred tax assets will be realized. As management has not fully determined the timing of when it will generate taxable income in the U.S., we continued to record a valuation allowance on the net deferred tax assets balance as of June 30, 2024.

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

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Recent Accounting Pronouncements

See Note 2 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

APYX MEDICAL CORPORATION
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

APYX MEDICAL CORPORATION
ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has established and maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2024, the Company’s disclosure controls and procedures were effective.

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

APYX MEDICAL CORPORATION
PART II.     Other Information

ITEM 1. Legal Proceedings

See Note 10 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Apyx Medical Corporation

Date: August 8, 2024	By:	/s/ Charles D. Goodwin II
Charles D. Goodwin II
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 8, 2024	By:	/s/ Matthew Hill
Matthew Hill
Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer)