Form 10-Q
period 2024-09-30
Apyx Medical Corp
filed 2024-11-08
CIK 719135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 6, 2024, 34,643,886 shares of the registrant’s $0.001 par value common stock were outstanding.

APYX MEDICAL CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended September 30, 2024

PART I.     Financial Information

ITEM 1. Condensed Consolidated Financial Statements

APYX MEDICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2024
	(Unaudited)	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$28,013	$43,652
Trade accounts receivable, net of allowance of $750 and $608	13,036	14,023
Inventories, net of provision for obsolescence of $930 and $875	9,000	9,923
Prepaid expenses and other current assets	2,109	2,764
Total current assets	52,158	70,362
Property and equipment, net of accumulated depreciation and amortization of $3,889 and $3,522	1,905	1,915
Operating lease right-of-use assets	4,820	5,162
Finance lease right-of-use assets	53	69
Other assets	1,785	1,732
Total assets	$60,721	$79,240
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,914	$2,712
Accrued expenses and other current liabilities	7,291	9,661
Current portion of operating lease liabilities	330	347
Current portion of finance lease liabilities	20	20
Total current liabilities	9,555	12,740
Long-term debt, net of debt discounts and issuance costs	33,853	33,185
Long-term operating lease liabilities	4,606	4,896
Long-term finance lease liabilities	38	53
Long-term contract liabilities	1,271	1,246
Other liabilities	201	198
Total liabilities	49,524	52,318
EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized; 34,643,926 issued and outstanding as of September 30, 2024, and 34,643,888 issued and outstanding as of December 31, 2023	35	35
Additional paid-in capital	84,289	81,114
Accumulated deficit	(73,283)	(54,448)
Total stockholders’ equity	11,041	26,701
Non-controlling interest	156	221
Total equity	11,197	26,922
Total liabilities and equity	$60,721	$79,240

The accompanying notes are an integral part of the condensed consolidated financial statements.

APYX MEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Sales	$11,487	$11,976	$33,880	$37,687
Cost of sales	4,533	3,998	13,484	12,857
Gross profit	6,954	7,978	20,396	24,830
Other costs and expenses:
Research and development	1,142	1,409	3,963	4,037
Professional services	1,648	1,831	5,318	5,165
Salaries and related costs	3,508	4,534	12,886	14,329
Selling, general and administrative	4,291	4,841	14,026	15,474
Total other costs and expenses	10,589	12,615	36,193	39,005
Gain on sale-leaseback	—	—	—	2,692
Loss from operations	(3,635)	(4,637)	(15,797)	(11,483)
Interest income	378	248	1,312	478
Interest expense	(1,431)	(585)	(4,254)	(1,362)
Other income (expense), net	24	(19)	2	622
Total other expense, net	(1,029)	(356)	(2,940)	(262)
Loss before income taxes	(4,664)	(4,993)	(18,737)	(11,745)
Income tax expense (benefit)	60	(318)	163	(2,519)
Net loss	(4,724)	(4,675)	(18,900)	(9,226)
Net loss attributable to non-controlling interest	(21)	(46)	(65)	(120)
Net loss attributable to stockholders	$(4,703)	$(4,629)	$(18,835)	$(9,106)

Loss per share:
Basic and diluted	$(0.14)	$(0.13)	$(0.54)	$(0.26)

The accompanying notes are an integral part of the condensed consolidated financial statements.

APYX MEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(In thousands)

			Additional		Non-
	Common Stock		Paid-In	Accumulated	controlling	Total
	Shares	Par Value	Capital	Deficit	Interest	Equity
Balance at December 31, 2022	34,598	$35	$73,282	$(35,735)	$211	$37,793
Stock based compensation	—	—	1,367	—	—	1,367
Proceeds received from issuance of warrants	—	—	586	—	—	586
Net loss	—	—	—	(3,483)	(49)	(3,532)
Balance at March 31, 2023	34,598	$35	$75,235	$(39,218)	$162	$36,214
Shares issued on stock options exercised for cash	25	—	56	—	—	56
Stock based compensation	—	—	1,482	—	—	1,482
Shares issued on net settlement of stock options	6	—	—	—	—	—
Net loss	—	—	—	(994)	(25)	(1,019)
Balance at June 30, 2023	34,629	$35	$76,773	$(40,212)	$137	$36,733
Contributions from non-controlling interest	—	—	—	—	147	147
Shares issued on stock options exercised for cash	10	—	30	—	—	30
Stock based compensation	—	—	1,351	—	—	1,351
Shares issued on net settlement of stock options	5	—	—	—	—	—
Net loss	—	—	—	(4,629)	(46)	(4,675)
Balance at September 30, 2023	34,644	$35	$78,154	$(44,841)	$238	$33,586

			Additional		Non-
	Common Stock		Paid-In	Accumulated	controlling
	Shares	Par Value	Capital	Deficit	Interest	Total
Balance at December 31, 2023	34,644	$35	$81,114	$(54,448)	$221	$26,922
Stock based compensation	—	—	1,128	—	—	1,128
Net loss	—	—	—	(7,576)	(14)	(7,590)
Balance at March 31, 2024	34,644	$35	$82,242	$(62,024)	$207	$20,460
Stock based compensation	—	—	1,050	—	—	1,050
Net loss	—	—	—	(6,556)	(30)	(6,586)
Balance at June 30, 2024	34,644	$35	$83,292	$(68,580)	$177	$14,924
Stock based compensation	—	—	997	—	—	997
Net loss	—	—	—	(4,703)	(21)	(4,724)
Balance at September 30, 2024	34,644	$35	$84,289	$(73,283)	$156	$11,197

The accompanying notes are an integral part of the condensed consolidated financial statements.

APYX MEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(18,900)	$(9,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	457	540
Provision for inventory obsolescence	61	229
Loss (gain) on disposal of property and equipment	48	(2,656)
Stock based compensation	3,175	4,200
Allowance for credit losses	146	176
Non-cash lease expense	86	56
Non-cash interest expense	668	354
Changes in operating assets and liabilities:
Trade receivables	879	(2,192)
Prepaid expenses and other assets	542	(698)
Income tax receivables	—	7,545
Inventories	902	401
Accounts payable	(819)	(613)
Accrued and other liabilities	(2,355)	(1,153)
Net cash used in operating activities	(15,110)	(3,037)
Cash flows from investing activities
Purchases of property and equipment	(477)	(440)
Proceeds from sale of property and equipment	—	7,267
Net cash (used in) provided by investing activities	(477)	6,827
Cash flows from financing activities
Proceeds from stock option exercises	—	86
Proceeds from long-term debt	—	9,289
Payment of debt issuance costs	—	(1,754)
Proceeds from debt allocated to warrants	—	586
Repayment of finance lease liabilities	(15)	(32)
Contributions from non-controlling interest	—	147
Net cash (used in) provided by financing activities	(15)	8,322
Effect of exchange rates on cash	(37)	(170)
Net change in cash and cash equivalents	(15,639)	11,942
Cash and cash equivalents, beginning of period	43,652	10,192
Cash and cash equivalents, end of period	$28,013	$22,134
Cash paid for:
Interest	$3,579	$834
Income taxes	$211	$261
Non cash activities:
Right-of-use assets capitalized and operating lease liabilities recognized upon execution of lease	$—	$4,917

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

Liquidity

The Company has incurred recurring net losses and cash outflows from operations and anticipates that losses will continue, at least, in the near term. The Company plans to continue to fund operations and capital funding needs through existing cash, sales of its products and, if necessary, additional equity and/or debt financing. However, the Company cannot be certain that additional financing will be available when needed or that, if available, financing will be obtained on terms acceptable. The sale of additional equity would result in dilution to its stockholders. Incurring additional debt financing would result in further debt service obligations, and the instruments governing such debt could provide for operating and financing covenants that would restrict operations. If the Company is unable to raise additional capital in sufficient amounts or on acceptable terms, it may be required to delay, limit, reduce, or terminate sales, marketing and product development. Any of these actions could harm the business, results of operations and prospects. In November 2024, the Company undertook a cost saving restructuring which included an organizational reduction in force to better focus, optimize and streamline operations. As a result of the organizational change, the Company reduced its US workforce by nearly 25%. The estimated annualized future cost savings from the reduction in force is approximately $4.3 million, which is expected to contribute to the goal of decreasing loss and achieving cash-flow breakeven. The Company will incur pre-tax charges of approximately $0.6 million in the fourth quarter of 2024 representing, for the most part, one-time cash expenditures for severance and other employee termination benefits. In addition to the reduction in force, the Company has eliminated bonuses in 2024, reduced the board of directors from eight to five members and reduced board cash compensation from $0.5 million annually to approximately $0.1 million.

In addition to the organizational changes, the Company has identified other direct cost savings it anticipates achieving in 2025. The identified cost savings include reductions in professional fees, lower research and development costs as we complete the development of Ayon, credit card fees and stock-based compensation. The Company foresees, in totality, these cost savings will reduce our annual operating expenses below $40 million.

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

NOTE 3.     INVENTORIES

Inventories consisted of the following:

	September 30,	December 31,
(In thousands)	2024	2023
Raw materials	$4,078	$4,112
Work in process	2,434	2,257
Finished goods	3,418	4,429
Gross inventories	9,930	10,798
Less: provision for obsolescence	(930)	(875)
Inventories, net	$9,000	$9,923

NOTE 4.     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
(in thousands)	2024	2023
Accrued payroll	$1,259	$829
Accrued bonuses	—	1,545
Accrued commissions	641	1,489
Accrued product warranties	458	445
Accrued product liability claim insurance deductibles	3,036	3,521
Accrued professional fees	485	518
Short-term contract liabilities	499	488
Other accrued expenses and current liabilities	913	826
Total accrued expenses and other current liabilities	$7,291	$9,661

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 5.     DEBT

The Company’s outstanding debt with Perceptive Credit Holdings IV, LP (“Perceptive”) (as initial lender and administrative agent) (“Perceptive Credit Agreement”) at  September 30, 2024 and December 31, 2023 bears interest at a floating rate based on one-month SOFR, subject to a floor of 5.0%, plus 7.0% (12.2% at September 30, 2024). Included in interest expense for the three and nine months ended September 30, 2024 are $66,000 and $195,000, respectively, of amortization of the debt issuance costs and $159,000 and $473,000, respectively, of amortization of debt discounts. Included in interest expense for the three and nine months ended September 30, 2023 are $61,000 and $149,000, respectively, of amortization of the debt issuance costs and $84,000 and $205,000, respectively, of amortization of the debt discounts, including accretion of the exit fee on the Company’s prior credit agreement.

A $7.5 million delayed draw loan is available until December 31, 2024, conditioned upon, among other things, the achievement of a minimum revenue target.

On November 7, 2024, the Company entered into an amendment to the Perceptive Credit Agreement. The amendment reduced the financial covenant trailing twelve-month revenue targets relating to its Advanced Energy segment (tested quarterly), with amended year-end targets of $34.4 million, $37.0 million, $52.4 million and $60.3 million for 2024, 2025, 2026 and 2027, respectively, and a target of $38.3 million for the quarter ended September 30, 2024. The amendment also introduced a maximum operating expense financial covenant, with full year targets of $40.0 million and $45.0 million for 2025 and 2026, respectively. The Perceptive Credit Agreement, as amended, continues to contain customary affirmative and negative covenants, including covenants limiting the ability of the Company and its subsidiaries, among other things, to incur debt, grant liens, make distributions, enter certain restrictive agreements, pay or modify subordinated debt, dispose of assets, make investments and acquisitions, enter into certain transactions with affiliates, and undergo certain fundamental changes, in each case, subject to limitations and exceptions set forth in the Perceptive Credit Agreement. Additionally, the Company must maintain a balance of $3.0 million in cash and cash equivalents during the term of the Perceptive Credit Agreement. As of September 30, 2024, the Company was in compliance with the financial covenants contained within the Perceptive Credit Agreement, as amended. The Company’s continued compliance with covenants is subject to meeting or exceeding forecasted Advanced Energy revenues, as amended, and reducing operating expenses.

In connection with the amendment to the Perceptive Credit Agreement, the Company issued Perceptive 150,000 shares of its common stock. The Company is in the process of determining the proper accounting treatment for the amendment to the Perceptive Credit Agreement, including the issuance of the shares of common stock.

In connection with the Company’s initial loan under the Perceptive Credit Agreement, the Company issued Perceptive warrants to purchase up to 1,250,000 shares of its common stock, with an exercise price of $2.43 per share.

The Company’s term loan under the Perceptive Credit Agreement, net consists of the following:

	September 30,	December 31,
(In thousands)	2024	2023
Term loan	$37,500	$37,500
Unamortized debt issuance costs	(1,045)	(1,240)
Unamortized debt discount	(2,602)	(3,075)
Term loan, net	$33,853	$33,185

As of September 30, 2024, principal repayments on the debt are as follows:

(In thousands)
2024	$—
2025	—
2026	—
2027	2,216
2028	35,284
Total repayments	$37,500

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 6.     CHINA JOINT VENTURE

In 2019, the Company executed a joint venture agreement with its Chinese supplier (the “China JV”) whereby the Company has a 51% ownership interest. The China JV has been consolidated in these condensed consolidated financial statements. The agreement required the Company to make capital contributions into the newly formed entity of approximately $357,000, which were made in prior years. In June 2023, the Company executed an amendment to the joint venture agreement to increase the amount of its registered capital. The amendment requires the Company to make additional capital contributions to the China JV of $255,000, of which $153,000 has been made as of September 30, 2024.

Changes in the Company’s ownership investment in the China JV were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Beginning interest in China JV	$184	$142	$229	$219
Contributions	—	153	—	153
Net loss attributable to Apyx	(22)	(48)	(67)	(125)
Ending interest in China JV	$162	$247	$162	$247

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Numerator:
Net loss attributable to stockholders	$(4,703)	$(4,629)	$(18,835)	$(9,106)

Denominator:
Weighted average shares outstanding - basic and diluted	34,644	34,642	34,644	34,614

Loss per share:
Basic and diluted	$(0.14)	$(0.13)	$(0.54)	$(0.26)

Anti-dilutive instruments excluded from diluted loss per common share:
Options	8,257	7,713	8,257	7,713
Warrants	1,500	250	1,500	250

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 8.     STOCK-BASED COMPENSATION

Under the Company’s stock option plans, the Board of Directors may grant restricted stock and options to purchase common shares to the Company’s employees, officers, directors and consultants. The Company accounts for stock options in accordance with FASB ASC Topic 718, Compensation - Stock Compensation, with stock-based compensation expense recognized over the vesting period based on the fair value on the grant date utilizing the Black-Scholes model, which includes a number of estimates that affect the grant date fair value and the amount of expense to recognize.

The Company recognized approximately $997,000 and $3,175,000, respectively, in stock-based compensation expense during the three and nine months ended September 30, 2024, as compared with $1,351,000 and $4,200,000, respectively, for the three and nine months ended September 30, 2023.

Stock option activity is summarized as follows:

		Weighted average
	Number of options	exercise price
Outstanding at December 31, 2023	7,342,883	$6.31
Granted	1,587,929	2.26
Exercised	(569)	2.50
Canceled and forfeited	(673,653)	6.61
Outstanding at September 30, 2024	8,256,590	$5.51

The Company allows stock option holders to exercise stock-based awards by surrendering stock-based awards with an intrinsic value equal to the cumulative exercise price of the stock-based awards being exercised, referred to as net settlements. These surrenders are included in stock options exercised in the options rollforward above. There were no such exercises for the three months ended September 30, 2024. For the three months ended September 30, 2023, the Company received 6,662 options as payment in the exercise of 5,338 options. For the nine months ended September 30, 2024 and 2023, respectively, the Company received 531 and 10,967 options as payment in the exercise of 38 and 11,033 options.

Common shares required to be issued upon the exercise of stock options would be issued from authorized and unissued shares. The Company calculated the grant date fair value of options granted in 2024 (“2024 Grants”) utilizing a Black-Scholes model.

2024 Grants
Strike price	1.02 - 2.42
Risk-free rate	3.9% - 4.2%
Expected dividend yield	—
Expected volatility	92.1% - 95.1%
Expected term (in years)	6

NOTE 9.     INCOME TAXES

Income tax expense (benefit) was approximately $60,000 and $(318,000) with effective tax rates of (1.3)% and 6.4% for the three months ended September 30, 2024 and 2023, respectively. For the three months ended  September 30, 2024, the effective rate differs from the statutory rate primarily due to the full valuation allowance recorded on the net operating loss (“NOL”) and net deferred tax assets generated during the period. For the three months ended September 30, 2023, the effective rate differs from the statutory rate primarily due to interest income on the Company's income tax refund that it received during the quarter, partially offset by the full valuation allowance recorded on the NOL generated during the period.

Income tax expense (benefit) was approximately $163,000 and $(2,519,000) with effective tax rates of (0.9)% and 21.4% for the nine months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024, the effective rate differs from the statutory rate primarily due to the full valuation allowance recorded on the NOL and net deferred tax assets generated during the period. For the nine months ended September 30, 2023, the effective rate differs from the statutory rate primarily due to the reversal of the Company’s liability for uncertain tax positions, including accrued interest and penalties, of approximately $2.1 million, which were sustained upon the completion in January 2023 of the IRS examination of the Company’s 2018 through 2020 income tax returns and interest income on the Company’s income tax refund, partially offset by the valuation allowance on the NOL and net deferred tax assets generated during the period.

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

The Company is involved in a number of legal actions relating to the use of its Helium Plasma Platform Technology, which actions are being defended by the Company’s insurance carrier-appointed counsel. The outcomes of these legal actions are not within the Company’s control and may not be known for prolonged periods of time. Management has not yet received from carrier-appointed defense counsel the estimates of the net potential range of losses in all of these cases, as would be required to confirm whether all of the claims in total are adequately covered by the varying levels of aggregate insurance coverage available for each relevant insurance policy period; further, in the case of one of the Company’s carriers, the Company is in a dispute regarding the total level of coverage available. Notwithstanding the foregoing, in the opinion of management, the Company has meritorious defenses, and such claims are not expected, individually or in the aggregate, to result in a material, adverse effect on its financial condition, results of operations and cash flows. However, in the event that damages exceed the aggregate coverage limits of the Company’s policies or if its insurance carriers disclaim coverage, management believes it is possible that costs associated with these claims could have a material adverse impact on the consolidated financial condition, results of operations and cash flows.

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

Purchase Commitments

At September 30, 2024, the Company had purchase commitments totaling approximately $2.7 million, substantially all of which is expected to be purchased within the next twelve months.

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

The partner in the Company’s China JV is also a supplier to the Company. For the three months ended September 30, 2024 and 2023, the Company made purchases from this supplier of approximately $189,000 and $50,000, respectively. For the nine months ended September 30, 2024 and 2023, the Company made purchases from this supplier of approximately $282,000 and $501,000, respectively. At September 30, 2024 and December 31, 2023, respectively, the Company had net payables to this supplier of approximately $30,000 and $82,000, respectively.

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

Summarized financial information with respect to reportable segments is as follows:

	Three Months Ended September 30, 2024
(In thousands)	Advanced Energy	OEM	Corporate & Other	Total
Sales	$9,288	$2,199	$—	$11,487

(Loss) income from operations	(469)	373	(3,539)	(3,635)

Interest income	—	—	378	378
Interest expense	—	—	(1,431)	(1,431)
Other income, net	—	—	24	24
Income tax expense	—	—	60	60

	Three Months Ended September 30, 2023
(In thousands)	Advanced Energy	OEM	Corporate & Other	Total
Sales	$9,836	$2,140	$—	$11,976

Income (loss) from operations	(63)	591	(5,165)	(4,637)

Interest income	—	—	248	248
Interest expense	—	—	(585)	(585)
Other loss, net	—	—	(19)	(19)
Income tax benefit	—	—	(318)	(318)

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	Nine Months Ended September 30, 2024
(In thousands)	Advanced Energy	OEM	Corporate & Other	Total
Sales	$26,507	$7,373	$—	$33,880

(Loss) income from operations	(5,105)	1,566	(12,258)	(15,797)

Interest income	—	—	1,312	1,312
Interest expense	—	—	(4,254)	(4,254)
Other income, net	—	—	2	2
Income tax expense	—	—	163	163

	Nine Months Ended September 30, 2023
(In thousands)	Advanced Energy	OEM	Corporate & Other	Total
Sales	$31,248	$6,439	$—	$37,687

(Loss) income from operations	(950)	1,795	(12,328)	(11,483)

Interest income	—	—	478	478
Interest expense	—	—	(1,362)	(1,362)
Other income, net	—	—	622	622
Income tax benefit	—	—	(2,519)	(2,519)

International sales represented approximately 32.2% and 30.8% of total revenues for the three and nine months ended September 30, 2024, respectively, as compared with approximately 27.8% and 26.6% of total revenues for the three and nine months ended September 30, 2023, respectively.

Sales by geographic region, based on the customer's “ship to” location on the invoice, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Sales by Domestic and International
Domestic	$7,793	$8,652	$23,459	$27,660
International	3,694	3,324	10,421	10,027
Total	$11,487	$11,976	$33,880	$37,687

NOTE 13.     SUBSEQUENT EVENTS

On November 7, 2024, the Company closed a $7.0 million registered direct offering with a healthcare-focused fund and issued 3,000,000 shares of common stock and 2,934,690 of prefunded warrants to purchase shares of common stock with an exercise price of $.001 per share.

On November 7, 2024, the Company executed an amendment to the Perceptive Credit Agreement. See Note 5.

During November 2024, the Company reduced its US workforce by nearly 25%, reduced the board of directors from eight to five members and reduced board cash compensation. See Note 1.

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

We operate in two business segments: OEM and Advanced Energy. The OEM segment is primarily development and manufacturing contract and product driven. The Advanced Energy segment sells both capital equipment and consumables in the form of a single use handpiece. Sales of handpiece units are a substantial portion of our business and for the nine months ended September 30, 2024 and 2023, we sold approximately 64,000 and 59,000 units, respectively. In the third quarter, our handpiece revenue grew 9% overall and 15% in the United States and handpiece revenue now accounts for more than 60% of our total Advanced Energy revenue.

Recent activities:

Glucagon- like peptide -1 peptide receptor agonists (GLP-1’s), such as Mounjaro®, Wegovy® and Ozempic®, are prescribed for the treatment of diabetes and or weight loss in combination with exercise to improve glycemic control. GLP-1’s have also been found to mimic the GLP-1 satiety hormone in our bodies. When one eats, GLP-1 is released in the small intestines regulating blood sugar and sending signals to the brain centers that control appetite. Studies have shown patients taking GLP-1’s have experienced a loss of body weight. Currently, two GLP-1’s are cleared by the FDA for weight loss, but we anticipate a number of additional drug candidates will be cleared as well as, oral versions of these injectable medications.

We believe the increased use of GLP-1’s may have had an initial negative impact on the number of liposuction procedures and created uncertainty in the aesthetic space.  However, we believe, as these drugs will have a ripple effect that will eventually drive people towards plastic surgery and will provide a tailwind for sales of our Renuvion products. Rapid weight loss caused by these drugs can contribute to loose skin, particularly in the curvier areas of the body. To address this, the cosmetic surgery market is focusing on body contouring. Body contouring is a customizable treatment for patients to target specific fat deposits, engage in fat transfer, and treatments to address loose or lax skin. Renuvion is the only FDA approved device for the treatment of this issue post liposuction. Additionally, Renuvion may be used to treat skin laxity without the use of liposuction, potentially increasing the total available market for our products.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Liquidity:

We have incurred recurring net losses and cash outflows from operations and we anticipate that losses will continue in the near term. We plan to continue to fund our operations and capital funding needs through existing cash, sales of our products and, if necessary, additional equity and/or debt financing.  However, we cannot be certain that additional financing will be available when needed or that, if available, financing will be obtained on terms acceptable to us. The sale of additional equity would result in dilution to our stockholders. Incurring additional debt financing would result in further debt service obligations, and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. If we are unable to raise additional capital in sufficient amounts or on acceptable terms, we may be required to delay, limit, reduce, or terminate our sales, marketing and product development. Any of these actions could harm our business, results of operations and prospects. In November 2024, we undertook a cost saving restructuring which included an organizational reduction in force to better focus, optimize and streamline operations. As a result of the organizational changes, we reduced our workforce by nearly 25%. We estimate the annualized future cost savings from the reduction in force to be approximately $4.3 million which we expect to contribute to our goal of decreasing loss and achieving cash-flow breakeven. We will incur pre-tax charges of approximately $0.6 million in the fourth quarter of 2024 representing, for the most part, one-time cash expenditures for severance and other employee termination benefits. In addition, to the reduction in force, we have eliminated bonuses in 2024, reduced the board of directors from eight to five members and reduced board cash compensation from $0.5 million annually to $0.1 million.

In addition to the organizational changes, we have identified other direct cost savings we anticipate achieving in 2025. The identified cost savings include reductions in professional fees, lower research and development costs as we complete the development of Ayon, credit card fees and stock-based compensation. We foresee, in totality, these cost savings will reduce our annual operating expenses below $40 million in 2025.

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

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations

Sales

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2024	2023	Change	2024	2023	Change
Sales by Reportable Segment
Advanced Energy	$9,288	$9,836	(5.6)%	$26,507	$31,248	(15.2)%
OEM	2,199	2,140	2.8%	7,373	6,439	14.5%
Total	$11,487	$11,976	(4.1)%	$33,880	$37,687	(10.1)%

Sales by Domestic and International
Domestic	$7,793	$8,652	(9.9)%	$23,459	$27,660	(15.2)%
International	3,694	3,324	11.1%	10,421	10,027	3.9%
Total	$11,487	$11,976	(4.1)%	$33,880	$37,687	(10.1)%

Total revenue decreased by 4.1%, or approximately $0.5 million, for the three months ended September 30, 2024 when compared with the three months ended September 30, 2023. Advanced Energy segment sales decreased 5.6%, or approximately $0.5 million, for the three months ended September 30, 2024 when compared with the three months ended September 30, 2023. The Advanced Energy sales decrease was driven by a lower average selling price of generators to domestic customers, fewer domestic customer upgrades to the Apyx One Console and a decrease in international sales of new generators. These decreases were partially offset by an increased volume of single-use handpieces domestically and sales of upgrades to the Apyx One Console internationally. OEM segment sales increased 2.8%, or approximately $0.1 million, for the three months ended September 30, 2024 when compared with the three months ended September 30, 2023. The increase in OEM sales was due to increases in sales volume to existing customers, including Symmetry Surgical under our 10-year generator manufacturing and supply agreement.

Total revenue decreased by 10.1%, or approximately $3.8 million, for the nine months ended September 30, 2024 when compared with the nine months ended September 30, 2023. Advanced Energy segment sales decreased 15.2%, or approximately $4.7 million, for the nine months ended September 30, 2024 when compared with the nine months ended September 30, 2023. The Advanced Energy sales decrease was driven by lower sales of our generators in both domestic and some international markets as a result of economic uncertainty in the capital equipment market that is being experienced in the aesthetic space and a lower average selling price of generators to domestic customers as a result of this market. These decreases were partially offset by increased volume of single-use handpieces globally and sales of Apyx One Console upgrades internationally. OEM segment sales increased 14.5%, or approximately $0.9 million, for the nine months ended September 30, 2024 when compared with the nine months ended September 30, 2023. The increase in OEM sales was due to increases in sales volume to existing customers, including Symmetry Surgical under our 10-year generator manufacturing and supply agreement.

International sales represented approximately 32.2% and 30.8% of total revenues for the three and nine months ended September 30, 2024, respectively, as compared with 27.8% and 26.6% of total revenues for the same period in the prior year. Management estimates our products have been sold in more than 60 countries through local dealers coordinated by sales and marketing personnel through our facilities in Clearwater, Florida and Sofia, Bulgaria.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Gross Profit

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2024	2023	Change	2024	2023	Change
Cost of sales	$4,533	$3,998	13.4%	$13,484	$12,857	4.9%
Percentage of sales	39.5%	33.4%		39.8%	34.1%
Gross profit	$6,954	$7,978	(12.8)%	$20,396	$24,830	(17.9)%
Percentage of sales	60.5%	66.6%		60.2%	65.9%

Gross profit for the three months ended September 30, 2024, decreased 12.8% to $7.0 million, compared to $8.0 million for the same period in the prior year. Gross margin for the three months ended September 30, 2024, was 60.5%, compared to 66.6% for the same period in 2023. The decrease in gross profit margins for the three months ended September 30, 2024 from the prior year period is primarily attributable to a decrease in the average selling price of generators to domestic customers, changes in the sales mix between our two segments, with our OEM segment comprising a higher percentage of total sales and geographic mix within our Advanced Energy segment, with international sales comprising a higher percentage of total sales.

Gross profit for the nine months ended September 30, 2024, decreased 17.9% to $20.4 million, compared to $24.8 million for the same period in the prior year. Gross margin for the nine months ended September 30, 2024, was 60.2%, compared to 65.9% for the same period in 2023. The decrease in gross profit margins for the nine months ended September 30, 2024 from the prior year period is primarily attributable to a decrease in the average selling price of generators to domestic customers, changes in the sales mix between our two segments, with our OEM segment comprising a higher percentage of total sales and geographic mix within our Advanced Energy segment, with international sales comprising a higher percentage of total sales.

Other Costs and Expenses

Research and development

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2024	2023	Change	2024	2023	Change
Research and development expense	$1,142	$1,409	(18.9)%	$3,963	$4,037	(1.8)%
Percentage of sales	9.9%	11.8%		11.7%	10.7%

Research and development expenses decreased 18.9% for the three months ended September 30, 2024, primarily due to lower compensation and benefits costs ($0.2 million) and lower spending on our product development initiatives and clinical studies ($0.1 million).

Research and development expenses decreased 1.8% for the nine months ended September 30, 2024, primarily due to lower compensation and benefits costs ($0.1 million).

Professional services

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2024	2023	Change	2024	2023	Change
Professional services expense	$1,648	$1,831	(10.0)%	$5,318	$5,165	3.0%
Percentage of sales	14.3%	15.3%		15.7%	13.7%

Professional services expense decreased 10.0% for the three months ended September 30, 2024, primarily due to decreases in accounting and audit fees ($0.1 million), board of director’s stock-based compensation expense ($0.1 million) and recruiting expenses ($0.2 million). These decreases were partially offset by an increase in physician and marketing consulting ($0.2 million).

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Professional services expense increased 3.0% for the nine months ended September 30, 2024, primarily due to increases in physician and marketing consulting ($0.4 million) and legal expenses ($0.4 million), as a result of the reversal of a legal loss contingency in the prior year period. These decreases were partially offset by decreases in board of director’s stock-based compensation expense ($0.4 million), accounting and audit fees ($0.2 million) and recruiting expenses ($0.1 million).

Salaries and related costs

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2024	2023	Change	2024	2023	Change
Salaries and related expenses	$3,508	$4,534	(22.6)%	$12,886	$14,329	(10.1)%
Percentage of sales	30.5%	37.9%		38.0%	38.0%

During the three months ended September 30, 2024, salaries and related expenses decreased 22.6%, primarily due to a decrease in bonus expense ($0.8 million) as we, based on the continued impact to the business as a result of economic uncertainty in the capital equipment market that is being experienced in the aesthetic space, reversed our entire annual bonus accrual during the quarter and lower stock based compensation expense ($0.2 million).

During the nine months ended September 30, 2024, salaries and related expenses decreased 10.1%, primarily due to a decrease in bonus expense ($0.7 million) as we, based on the continued impact to the business as a result of economic uncertainty in the capital equipment market that is being experienced in the aesthetic space, reversed our entire annual bonus accrual during the third quarter, lower stock based compensation expense ($0.6 million) and temporary labor expenses ($0.2 million). These decreases were partially offset by an increase in salaries and related taxes and benefits ($0.1 million).

Selling, general and administrative expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2024	2023	Change	2024	2023	Change
SG&A expense	$4,291	$4,841	(11.4)%	$14,026	$15,474	(9.4)%
Percentage of sales	37.4%	40.4%		41.4%	41.1%

During the three months ended September 30, 2024, selling, general and administrative expense decreased 11.4%, primarily due to decreases in commissions ($0.3 million), advertising expense, including trade show fees and related costs ($0.1 million), insurance expense, including claims on our policies ($0.1 million) and foreign currency gains and losses ($0.1 million). These decreases were partially offset by higher meeting and training costs ($0.1 million).

During the nine months ended September 30, 2024, selling, general and administrative expense decreased 9.4%, primarily due to decreases in commissions ($1.6 million), advertising expense, including trade show fees and related costs ($0.3 million), insurance expense, including claims on our policies ($0.2 million), travel expense ($0.1 million) and payment processing fees ($0.1 million). These decreases were partially offset by higher meeting and training costs ($0.7 million) and building lease expense ($0.2 million).

Gain on sale-leaseback

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Gain on sale-leaseback	$—	$—	$—	$2,692
Percentage of sales	—%	—%	—%	7.1%

Gain on sale-leaseback for the nine months ended September 30, 2023 was approximately $2.7 million as a result of the gain on the sale and leaseback of our Clearwater, FL facility in May 2023.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Interest Income (Expense)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Interest income	$378	$248	$1,312	$478
Percentage of sales	3.3%	2.1%	3.9%	1.3%
Interest expense	$(1,431)	$(585)	$(4,254)	$(1,362)
Percentage of sales	(12.5)%	(4.9)%	(12.6)%	(3.6)%

Interest income increased approximately $0.1 million and $0.8 million, respectively, for the three and nine months ended September 30, 2024, when compared with the same periods the prior year. These increases are due to a higher average balance in our investments in money market funds and U.S. Treasury securities included in cash and cash equivalents.

Interest expense increased approximately $0.8 million and $2.9 million, respectively, for the three and nine months ended September 30, 2024, when compared with the same periods in the prior year. These increases are due to cash and noncash interest expense on the Perceptive Credit Agreement.

Other Income (Loss), net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Other income (expense), net	$24	$(19)	$2	$622
Percentage of sales	0.2%	(0.2)%	0.0%	1.7%

Other income, net decreased approximately $0.6 million for the nine months ended September 30, 2024, compared with the same period in the prior year. These decreases were primarily attributable to an insurance recovery in 2023 ($0.2 million) and the release of our joint and several payroll liability due to the lapse of the statute of limitations in the prior year ($0.4 million).

Income Taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Income tax expense (benefit)	$60	$(318)	$163	$(2,519)
Effective tax rate	(1.3)%	6.4%	(0.9)%	21.4%

Our income tax expense (benefit) was approximately $60,000 and $(318,000) with effective tax rates of (1.3)% and 6.4% for the three months ended September 30, 2024 and 2023, respectively. For the three months ended September 30, 2024, the effective rate differs from the statutory rate primarily due to the full valuation allowance recorded on the net operating loss (“NOL”) and net deferred tax assets generated during the period. For the three months ended September 30, 2023, the effective rate differs from the statutory rate primarily due to interest income on our income tax refund that we received during the quarter, partially offset by the full valuation allowance recorded on the NOL generated during the period.

Our income tax expense (benefit) was approximately $163,000 and $(2,519,000) with effective tax rates of (0.9)% and 21.4% for the nine months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024, the effective rate differs from the statutory rate primarily due to the full valuation allowance recorded on the NOL and net deferred tax assets generated during the period. For the nine months ended September 30, 2023, the effective rate differs from the statutory rate primarily due to the reversal of our liability for uncertain tax positions, including accrued interest and penalties, of approximately $2.1 million, which were sustained upon the completion in January 2023 of the IRS examination of our 2018 through 2020 income tax returns and interest income on our income tax refund, partially offset by the valuation allowance on the NOL and net deferred tax assets generated during the period.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Liquidity and Capital Resources

At September 30, 2024, we had approximately $28.0 million in cash and cash equivalents as compared to approximately $43.7 million in cash and cash equivalents at December 31, 2023. Our working capital at September 30, 2024 was approximately $42.6 million compared with $57.6 million at December 31, 2023.

For the nine months ended September 30, 2024, net cash used in operating activities was approximately $15.1 million, which principally funded our loss from operations of $15.8 million, compared with net cash used in operating activities, exclusive of the receipt of our $8.1 million final income tax refund, of approximately $11.1 million in the nine months ended September 30, 2023. The increase in cash used in operations is primarily due to the payment of accrued bonuses in the first quarter of 2024, no bonuses were paid in 2023, higher cash interest expense, net of interest income, and the increase in operating loss driven by lower Advanced Energy sales compared to the same period in the prior year. These decreases were partially offset by improvements in our accounts receivable, prepaid expenses and inventory positions.

Net cash used in investing activities nine months ended September 30, 2024 was $0.5 million related to investments in property and equipment. Net cash provided by investing activities for the nine months ended September 30, 2023 was $6.8 million related to proceeds from the sale of our Clearwater, FL facility ($7.3 million), partially offset by investments in property and equipment ($0.4 million).

Net cash provided by financing activities for the nine months ended September 30, 2023 was $8.3 million and was primarily related to proceeds received upon the execution of the prior debt agreement ($9.9 million) less debt issuance costs incurred in the transaction ($1.8 million). This prior debt was paid off in November 2023 with proceeds from the Perceptive Credit Agreement.

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

On November 7, 2024, we entered into an amendment to the Perceptive Credit Agreement. The amendment reduced the financial covenant trailing twelve-month revenue targets relating to its Advanced Energy segment (tested quarterly), with amended year-end targets of $34.4 million, $37.0 million, $52.4 million and $60.3 million for 2024, 2025, 2026 and 2027, respectively, and a target of $38.3 million for the quarter ended September 30, 2024. The amendment also introduced a maximum operating expense financial covenant, with full year targets of $40.0 million and $45.0 million for 2025 and 2026, respectively. The Perceptive Credit Agreement, as amended, continues to contain customary affirmative and negative covenants, including covenants limiting the ability of us and our subsidiaries, among other things, to incur debt, grant liens, make distributions, enter certain restrictive agreements, pay or modify subordinated debt, dispose of assets, make investments and acquisitions, enter into certain transactions with affiliates, and undergo certain fundamental changes, in each case, subject to limitations and exceptions set forth in the Perceptive Credit Agreement. Additionally, we must maintain a balance of $3.0 million in cash and cash equivalents during the term of the Perceptive Credit Agreement. As of September 30, 2024, we were in compliance with the financial covenants contained within the Perceptive Credit Agreement, as amended. Our continued compliance with covenants is subject to meeting or exceeding forecasted Advanced Energy revenues, as amended and reducing operating expenses.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

In connection with the amendment to the Perceptive Credit Agreement, we issued Perceptive 150,000 shares of our common stock. We are in the process of determining the proper accounting treatment for the amendment to the Perceptive Credit Agreement, including the issuance of the shares of common stock.

For a more in-depth description of the terms of the Perceptive Credit Agreement, as amended, see Note 11 in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023 and Note 5 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

On November 7, 2024, we closed a $7.0 million registered direct offering with a healthcare-focused fund and issued 3,000,000 shares of common stock and 2,934,690 of prefunded warrants to purchase common stock with an exercise price of $.001 per share.

At September 30, 2024, we had purchase commitments totaling approximately $2.7 million, substantially all of which is expected to be purchased within the next twelve months.

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

As a result of historical losses and our expectation to continue to generate losses in the near future, we recorded a valuation allowance on our net deferred tax assets. Exclusive of the carryback provisions of the CARES Act and the associated income tax benefit recognized in 2020, we do not anticipate recording an income tax benefit related to our deferred tax assets. We will reassess the realization of deferred tax assets each reporting period and will be able to reduce the valuation allowance to the extent our results of operations improve, and it becomes more likely than not that the deferred tax assets will be realized. As management has not fully determined the timing of when it will generate taxable income in the U.S., we continued to record a valuation allowance on the net deferred tax assets balance as of September 30, 2024.

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

Recent Accounting Pronouncements

See Note 2 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

APYX MEDICAL CORPORATION

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has established and maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2024, the Company’s disclosure controls and procedures were effective.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not Applicable.

ITEM 5. Other Information

None.

APYX MEDICAL CORPORATION

ITEM 6. Exhibits

3.1	Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s report on Form 10-K/A filed on March 31, 2011)
3.2	By laws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant’s report on Form 10-K/A filed on March 31, 2011)
3.3	Certificate of Amendment of the Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.5 to the Registrant’s Quarterly Report on Form 10-Q filed on November 3, 2017)
3.4	Certificate of Elimination (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 3, 2018)
3.5	Certificate of Amendment of the Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 28, 2018)
4.1	Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 8, 2024)
10.1	Amendment No.1 to Credit Agreement and Guaranty, dated November 7, 2024 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 8, 2024)
10.2	Securities Purchase Agreement, dated November 7, 2024 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 8, 2024)
31.1*	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2*	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Label Presentation Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Apyx Medical Corporation

Date: November 8, 2024	By:	/s/ Charles D. Goodwin II
Charles D. Goodwin II
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 8, 2024	By:	/s/ Matthew Hill
Matthew Hill
Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer)