Form 10-K
period 2024-12-31
Apyx Medical Corp
filed 2025-03-13
CIK 719135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No ☒

The aggregate market value of the common stock held by non-affiliates and non-voting equity held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked prices of such common stock as of June 30, 2024, the registrant’s most recently completed second fiscal quarter, was approximately $43.1 million.

As of March 11, 2025, 37,793,886 shares of the registrant’s $0.001 par value common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

APYX MEDICAL CORPORATION

INDEX TO ANNUAL REPORT ON FORM 10-K

December 31, 2024

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

Forward-looking statements in this report are subject to a number of risks and uncertainties, some of which are beyond our control, including, among other things:

•

changes in general economic, business or demographic conditions or trends in the U.S. or throughout the world or changes in the political environment, including changes in GDP, military and trade wars, including tariffs, interest rates, economic recession and inflation;

•	our ability to maintain sufficient liquidity, meet current debt covenants, and preserve working capital in order to maintain operations;
•

our ability to conclude a sufficient number of attractive growth projects, make investments in amounts consistent with our objectives in the prosecution of those and achieve targeted risk-adjusted returns on any growth project, including the continued commercialization of our Helium Plasma Technology;

•	the regulatory environment, including our ability to gain requisite approval from the U.S. Food and Drug Administration (“FDA”) and other governmental and regulatory bodies;
•

our ability to estimate compliance costs, comply with any changes thereto, rates implemented by regulators, and our relationships and rights under, and contracts with, governmental agencies and authorities;

•	disruptions or other extraordinary or force majeure events and the ability to insure against losses resulting from such events or disruptions, including disruptions caused by global pandemics;
•	sudden or extreme volatility in commodity prices and availability, including supply chain disruptions;
•	changes in competitive dynamics affecting our business and the medical device industry as a whole including potential impact of GLP-1 medications used for weight-loss on the industry;
•	technological innovations leading to increased competition in the medical device industry;
•	changes in healthcare policy;
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

•	our ability to implement operating and internal growth strategies to achieve profitable operations;
•	environmental risks, including the impact of climate change and weather conditions;
•	the impact of weather events, including potentially hurricanes, tornadoes and/or seasonal extremes;
•	unplanned outages and/or failures of technical and mechanical systems;
•	existing or potential litigation related to our Helium Plasma Technology and our ability to resolve litigation within insurance limits;
•	cybersecurity breaches impacting critical systems or data; and
•	work interruptions or other labor stoppages.

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

We are an advanced energy technology company with a passion for elevating people’s lives through innovative products, including our Helium Plasma Platform Technology products marketed and sold as Renuvion® in the cosmetic surgery market and J-Plasma® in the hospital surgical market. Renuvion and J-Plasma offer surgeons a unique ability to provide controlled heat to tissue to achieve their desired results. We also leverage our deep expertise and decades of experience in unique waveforms through Original Equipment Manufacturer (“OEM”) agreements with other medical device manufacturers.

Recent Business Developments

On January 6, 2025, we announced that we had submitted a 510(k) premarket notification to the FDA for the AYON Body Contouring System ("AYON").

AYON was developed with a focus on versatility and innovation. AYON has been designed to be the only device a surgeon needs for comprehensive body contouring solutions. This all-in-one system integrates advanced modalities to perform multiple functions seamlessly, removing unwanted fat, enhancing tissue contraction and addressing the full range of patient needs from contouring to aesthetic enhancement. The initial submission for AYON includes the following:

•	Infiltration
•	Dual aspiration to facilitate simultaneous users
•	Ultrasound-assisted liposuction
•	Electrocoagulation to support procedures requiring removal of excess tissue
•	Volume enhancement capabilities
•	Renuvion treatment to address loose and lax skin

During 2025, we plan to expand the indications with an additional 510(k) submission for AYON to include power assisted liposuction.

Liquidity

We have incurred recurring net losses and cash outflows from operations and we anticipate that losses will continue in the near term. For the year ended December 31, 2024, we incurred a loss from operations of $18.8 million and used $18.0 million of cash in operations. As of December 31, 2024, we had cash and cash equivalents of $31.7 million. We plan to continue to fund our operations and capital funding needs through existing cash, sales of our products and, if necessary, additional equity and/or debt financing.  However, we cannot be certain that additional financing will be available when needed or that, if available, financing will be obtained on terms acceptable to us. The sale of additional equity would result in dilution to our stockholders. Incurring additional debt financing would result in further debt service obligations, and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. If we are unable to raise additional capital in sufficient amounts or on acceptable terms, we may be required to delay, limit, reduce, or terminate our sales, marketing and product development. Any of these actions could harm our business, results of operations, cash flows, and prospects. In November 2024, we undertook a cost saving restructuring which included an organizational reduction in force to better focus, optimize and streamline operations. As a result of the organizational changes, we reduced our U.S. workforce by nearly 25%. We estimate the annualized future cost savings from the reduction in force to be approximately $4.3 million, which we expect to contribute to our goal of decreasing losses and achieving cash-flow breakeven. We incurred pre-tax charges of approximately $0.6 million in the fourth quarter of 2024 representing, for the most part, one-time cash expenditures for severance and other employee termination benefits. In addition to the reduction in force, we eliminated bonuses in 2024, reduced the size of the board of directors from eight to five members and reduced aggregate board cash compensation from $0.5 million annually to $0.1 million, while increasing board stock-based compensation.

In addition to the organizational changes, we have identified other direct cost savings we anticipate achieving in 2025. The identified cost savings include reductions in professional fees, lower research and development costs as we complete the development of AYON, lower credit card fees and stock-based compensation. We foresee, in totality, these cost savings will reduce our annual operating expenses below $40 million in 2025.

APYX MEDICAL CORPORATION

On November 22, 2022, we filed a shelf registration statement providing us the ability to register and sell our securities in the aggregate amount up to $100 million. The shelf registration statement included an embedded ATM facility for up to $40 million. To date we have not utilized this facility.

On November 7, 2024, we entered into an amendment to the Perceptive Credit Agreement. The amendment reduced the financial covenant trailing twelve-month revenue targets relating to its Advanced Energy segment (tested quarterly), with amended year-end targets of $34.4 million, $37.0 million, $52.4 million and $60.3 million for 2024, 2025, 2026 and 2027, respectively. The amendment also introduced a maximum operating expense financial covenant, with full year targets of $40.0 million and $45.0 million for 2025 and 2026, respectively. The Perceptive Credit Agreement, as amended, continues to contain customary affirmative and negative covenants, including covenants limiting our ability, and our subsidiaries to, among other things, to incur debt, grant liens, make distributions, enter certain restrictive agreements, pay or modify subordinated debt, dispose of assets, make investments and acquisitions, enter into certain transactions with affiliates, and undergo certain fundamental changes, in each case, subject to limitations and exceptions set forth in the Perceptive Credit Agreement. Additionally, we must maintain a balance of $3.0 million in cash and cash equivalents during the term of the Perceptive Credit Agreement. As of December 31, 2024, we were in compliance with the financial covenants contained within the Perceptive Credit Agreement, as amended. Our continued compliance with covenants is subject to meeting or exceeding forecasted Advanced Energy revenues, as amended, and reducing operating expenses.

For a more in-depth description of the terms of the Perceptive Credit Agreement, as amended, see Note 11 in Item 8 of this Annual Report on Form 10-K.

On November 7, 2024, we closed a $7.0 million registered direct offering with a healthcare-focused fund and issued 3,000,000 shares of common stock and 2,934,690 of pre-funded warrants to purchase common stock with an exercise price of $.001 per share.

For a more in-depth description of the terms of the registered direct offering, see Note 13 in Item 8 of this Annual Report on Form 10-K.

Our direct sales force, along with our international network of distributors, is focused on becoming the sole provider of surgical equipment in the cosmetic surgical markets. This sales force is supported by a global team of clinical support specialists, which focuses on supporting our users to ensure optimal outcomes for their patients. In addition, we have invested in training programs and marketing-related activities to support accelerated adoption of our technology into surgeons' practices.

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

Joint Venture

In 2019, we executed a joint venture agreement with its Chinese supplier whereby we have a 51% ownership interest, to establish a presence in the Chinese market for the manufacturing and sale of our Advanced Energy products. As of the date of this report, the joint venture has not commenced its principal operations.

Industry

The cosmetic surgery market is a special segment of the medical field, which is involved in the restoration, reconstruction, or alteration of the human body to enhance the body’s appearance. The market for cosmetic surgery includes surgical, minimally invasive, and nonsurgical cosmetic procedures.

Glucagon- like peptide -1 peptide receptor agonists (“GLP-1’s”), such as Mounjaro®, Wegovy® and Ozempic®, are prescribed for the treatment of diabetes and or weight loss in combination with exercise to improve glycemic control. GLP-1’s have also been found to mimic the GLP-1 satiety hormone in our bodies. When one eats, GLP-1 is released in the small intestines regulating blood sugar and sending signals to the brain centers that control appetite. Studies have shown patients taking GLP-1’s have experienced a loss of body weight. Currently, two GLP-1’s are cleared by the FDA for weight loss, but we anticipate a number of additional drug candidates will be cleared as well as, oral versions of these injectable medications.

APYX MEDICAL CORPORATION

We believe the increased use of GLP-1’s has had an initial negative impact on the revenue for plastic and cosmetic surgeons and created uncertainty in the aesthetic space.  However, we believe, as these drugs will have a ripple effect that will eventually drive people towards plastic surgery and may provide a tailwind for sales of our Renuvion products. Rapid weight loss caused by these drugs can contribute to loose skin, particularly in the curvier areas of the body. To address this, the cosmetic surgery market is focusing on body contouring. Body contouring is a customizable treatment for patients to target specific fat deposits, engage in the transfer of fat, and treatments to address loose or lax skin. Renuvion is the only FDA approved device for the treatment of this issue post liposuction. Additionally, Renuvion may be used to treat skin laxity without the use of liposuction, potentially increasing the total available market for our products.

This market is expected to have steady growth year-over-year and this growth is driven by social and cultural factors such as the influence of social media, societal influence for appearance and beauty, and increasing disposable income. According to the recent International Society of Aesthetic Plastic Surgery (“ISAPS”) 2023 Global Survey report, while liposuction procedures contracted 2.9% year-over-year, it continues to be the number one aesthetic surgical procedure globally and all surgical procedures increased 5.5% year-over-year. Currently, the majority of procedures utilizing our Renuvion technology occur in conjunction with liposuction procedures.

We believe, as the leader in surgical aesthetics, that we have sustainable, competitive advantages in the cosmetic surgery market for several reasons: our long history of developing unique energy devices to meet the needs of physicians, our unique Helium Plasma Technology, our outstanding product quality supported by strong engineering and research and development capabilities, and the clinical support that our expanding global medical affairs team provides to our customers. We feel that our products and our strategy as a customer-centric aesthetic medical device manufacturer have, and will continue to improve, the lives of doctors and their patients.

Intellectual Property

We rely on our intellectual property that we have developed or acquired over the years including patents, trade secrets, technical innovations and various licensing agreements to provide our future growth and build our competitive position. We have been issued 38 patents in the United States and 57 foreign patents. We have 14 pending patent applications in the United States and 19 pending foreign applications. We have 9 U.S. registered trademarks, 29 international registered trademarks, 1 pending U.S. trademark application, and 9 pending international trademark applications. As we continue to expand our intellectual property portfolio, we believe it is critical for us to continue to invest in filing patent applications to protect our technology, inventions and improvements. However, we can give no assurance that competitors will not infringe on our patent rights or otherwise create similar or non-infringing competing products that are technically patentable in their own right.

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

We work closely with our suppliers to ensure that our raw material inventory needs are met, while maintaining high quality and reliability. To date, we have experienced some delays in locating and obtaining the materials necessary to fulfill our production requirements, but such delays have not caused a meaningful backlog of sales orders. However, it is possible that a prolonged disruption to the global supply chain could cause a backlog of sales orders in the future. We continue to work to find other sources of supply, where feasible. We have also experienced some impact on the purchase prices of our raw materials due to inflation. Based on our preliminary analysis, we currently do not expect that recent and recently proposed tariff legislation will have a material impact on us.

We maintain collaborative arrangements with two foreign suppliers, including our contract component manufacturer located in Ningbo, China, under which we request the development of certain products, which we purchase pursuant to purchase orders. Our purchase order commitments are never more than one year in duration and are supported by our sales forecasts. To our knowledge, none of the products that we source are through entities manufacturing in the Xinjiang province.

In response to the global supply chain instability and inflationary cost increases, we continue to take action to minimize, as much as possible, any potential adverse impacts by working closely with our suppliers to closely monitor the availability of raw material components (i.e. semiconductors and plastics), lead times, and freight carrier availability. We expect global supply chain instability will continue to have an impact on our business, but to date that has not been material to our financial performance. The consequences of global supply chain instability, tariffs, inflationary cost increases, and their adverse impact to the global economy, continue to evolve. Accordingly, the significance of the future impact to our business and financial statements remains subject to significant uncertainty.

Backlog

The value of unshipped factory orders is not material.

APYX MEDICAL CORPORATION

Human Capital Management

At December 31, 2024, we had 220 full-time employees world-wide, of whom 4 were executive officers, 44 were supervisory personnel, 21 were sales personnel and 151 were technical support, administrative and production employees. None of our current employees are covered by a collective bargaining agreement and we have never experienced a work stoppage. During 2024, our voluntary employee turnover rate was approximately 11.8%.

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

Compensation and Benefits

Our compensation programs are designed to align the compensation of our employees with our performance, and to provide the proper incentives to attract, retain and motivate them to achieve superior results. The structure of our compensation programs balances incentive earnings for both short-term and long-term performance, specifically:

•	We offer wages that are competitive and consistent with employee positions, skill levels, experience, knowledge and geographic location;
•	Our compensation practices are fair and equitable across all levels of the organization, from our Executive Officers to our hourly employees;
•

We work with both local and nationally recognized outside compensation and benefits consulting firms to independently evaluate the effectiveness of our executive and non-executive compensation and benefit programs and to provide benchmarking against our peers within our industry;

•

We may provide our non-hourly U.S-based employees long term incentives in the form of stock options to help foster a culture of ownership, and empower individuals to drive continuous improvements to increase stockholder value;

•

Annual increases and incentive compensation are based on merit, which is communicated to employees at the time of hiring and documented through our talent management process as part of our annual review procedures and upon internal transfer and/or promotion;

•

All full-time employees are eligible for health insurance, paid and unpaid leave, a retirement plan, and life and disability/accident coverage. We also offer a variety of voluntary benefits that allow employees to select the options that meet their needs.

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

Employee Health and Safety

The health and safety of our employees is our highest priority, and this is consistent with our operating philosophy. We provide a safe and healthy workplace for employees consistent with the requirements of the Occupational Safety and Health Act (“OSHA”). We aim to prevent any employee, visitor, customer, or person from being subjected to any health or safety risks. We provide annual training and expect our employees to diligently work towards the maintenance of safe and healthy working conditions, adhere to proper operating practices and procedures designed to prevent injury and illness, and conscientiously observe all safety regulations. Our commitment to the safety and well-being of our employees is shown through safety walkthroughs by our Safety Committee, as well as having an open-door policy, allowing employees to feel comfortable bringing up any safety concerns to management or Human Resources. Identified concerns and potential hazards are addressed immediately, which is evidenced by our low safety incident rate quarter over quarter. During 2024 and 2023, we had no lost time accidents.

APYX MEDICAL CORPORATION

Our Two Business Segments

Our reportable segments are principally organized, managed and disclosed as two operating segments: Advanced Energy and OEM. “Corporate & Other” includes certain unallocated corporate and administrative costs which are not specifically attributed to any reportable segment. The OEM segment is primarily development and manufacturing contract and product driven, and all related expenses are recorded as cost of sales. Therefore, no segment specific operating expenses are incurred.

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

For the year ended December 31, 2024, our Advanced Energy segment contributed 80.3% of our consolidated total revenue and our OEM segment contributed 19.7% of our consolidated total revenue.

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

This technology initially received FDA clearance in 2012 and a CE mark in December 2014, which enables us to sell our technology in the European Union. In 2014, we created and trained a direct sales force dedicated to sell this technology. In 2015, we continued the commercialization process for our Helium Plasma Technology with a multi-faceted strategy designed to accelerate adoption of the product. This strategy primarily involved deployment of a dedicated sales force, developing product line extensions and expanding the specialties in which we believe this technology can become the “standard of care” for certain procedures.

During 2024, we continued our full-scale, global, commercialization efforts for Renuvion in the cosmetic surgery market. Our direct sales force, along with our international network of distributors, is focused on becoming the sole provider of surgical equipment in the cosmetic surgery market. This sales force is supported by a global team of clinical support specialists, which focuses on supporting our users to ensure optimal outcomes for their patients. In addition, we have invested in training programs and marketing-related activities to support accelerated adoption of our technology into surgeons' practices.

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

APYX MEDICAL CORPORATION

On January 6, 2025, we announced that we had submitted a 510(k) premarket notification to the FDA for AYON.

AYON was developed with a focus on versatility and innovation. AYON has been designed to be the only device a surgeon needs for comprehensive body contouring solutions. This all-in-one system integrates advanced modalities to perform multiple functions seamlessly, removing unwanted fat, enhancing tissue contraction and addressing the full range of patient needs from contouring to aesthetic enhancement. The initial submission for AYON includes the following:

•	Infiltration
•	Dual aspiration to facilitate simultaneous users
•	Ultrasound-assisted liposuction
•	Electrocoagulation to support procedures requiring removal of excess tissue
•	Volume enhancement capabilities
•	Renuvion treatment to address loose and lax skin

During 2025, we plan to expand the indications with an additional 510(k) submission for AYON to include power assisted liposuction.

In order to assist us in leveraging our Helium Plasma Technology’s precision and effectiveness in multiple surgical specialties, we continue to utilize our Medical Advisory Board, which currently consists of 5 members representing the plastic surgery, facial plastic surgery, and cosmetic procedure specialties.

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

Helium Plasma Generator

While we did a limited launch of our Apyx One Console in the U.S. in the fourth quarter of 2022, full commercial launch of the generator in the U.S. and select international markets started in 2023 and continued in 2024. We continued the sales of our Renuvion System 3 generator, to markets outside the U.S. and began introducing the Apyx Once Console in markets where we have received regulatory approval. Our high frequency electrosurgical generators can be used for delivery of RF energy and/or helium plasma to cut, coagulate and ablate soft tissue during open and minimally invasive surgical procedures. This new generator was built for use with our Renuvion APR handpieces, and features enhanced capabilities such as a joule counter, capable of displaying energy delivered to the patient, and new Auto-Bipolar functionality, which expands the surgical capabilities of the system. These new product releases continue to expand the procedure base for our Helium Plasma Technology by providing surgeons with the tools they need to access additional anatomic locations and perform specific procedures.

APYX MEDICAL CORPORATION

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

Competition

Currently, we are the only company with helium-based plasma products and four specific indications from the FDA. While the FDA Safety Communication did impact our sales, and we face competition from RF-based, argon plasma, and CO2 laser products within our target market, we still believe our competitive position did not change in 2024. We believe our focus on the surgical aesthetic market provides us a competitive advantage over noninvasive products due to surgical treatments providing patients with more transformative and durable results.

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

Various transparency laws and regulations require disclosures of payments and other transfers of value made to physicians and teaching hospitals and, beginning with disclosures in 2022, to certain non-physician practitioners. Payers have become a more potent force in the marketplace and increased attention is being paid to medical device pricing, appropriate drug and medical device utilization and the quality and costs of healthcare generally. However, most of our products are not reimbursable by payers (including the US. Government) which alleviates some of the burden of reporting. Nevertheless, we are committed to following all legal requirements, as well as company policies and procedures as it relates to our interactions with healthcare professionals. At all times, we will provide information to healthcare professionals that is truthful, not misleading, and consistent with our product labeling and supported by our data.

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

Global Supply Chain Impact

We rely on global supply chains, and production and distribution processes, which are complex, are subject to increasing regulatory requirements, and may be faced with unexpected changes that may affect sourcing, supply and pricing of materials, including tariffs, used in our products. These processes also are subject to complex and lengthy regulatory approvals.

OEM Segment

Overview

We leverage our expertise in the design, development and manufacturing of electrosurgical equipment and medical devices by producing generators, medical devices and related accessories for large, well-known medical device manufacturers through OEM agreements, as well as start-up companies with the need for our energy-based designs. In connection with the Asset Purchase Agreement with Symmetry Surgical in 2018, we entered into a Manufacturing and Supply Agreement for a ten-year term, pursuant to which we manufacture certain products and sell to them at agreed upon prices. Revenue, costs and expenses resulting from this agreement are reported in our Consolidated Statements of Operations as a component of income or loss from operations of our OEM reporting segment.

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

We are in an inflationary period in the United States and is expected to continue at an elevated level in the near-term. Higher inflation and interest rates could have an adverse impact on our operating expenses and our credit facilities. There is no guarantee we will be able to mitigate the impact of inflation. The Federal Reserve has raised interest rates to combat inflation and restore price stability. Increases in interest rates on any of our debt will result in higher debt service costs, which will adversely affect our cash flows. Higher interest rates can also impact our customers’ ability to purchase capital. We cannot assure you that our access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of future borrowings. Such future constraints could increase our borrowing costs, which would make it more difficult or expensive to obtain additional financing or refinance existing obligations and commitments, which could slow or deter future growth.

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

APYX MEDICAL CORPORATION

We have had a history of operating losses that have impacted our overall cash flows and may impact our ability to continue as a going concern. We anticipate that we may need to adjust our operating expenditures to be commensurate with our expected levels of revenue and/or raise additional capital to finance operations.

Due to our recurring net losses and the continued level of demand for the adoption and utilization of our technology, we may need to raise additional capital to fund our future operations. Our cash needs will depend on numerous factors, including our revenues, successful completion of our FDA product clearance activities, our continued ability to commercialize our advanced energy products, and our ability to reduce and control costs. If we are unable to secure such additional financing on terms that are acceptable to us, it will have a material adverse effect on our business, and we may have to limit operations in a manner inconsistent with our growth strategy. If additional funds are raised through the issuance of equity securities, it will be dilutive to our stockholders and could result in a decrease in our stock price. If we are unable to obtain the requisite amount of financing needed to fund our planned operations, it would have a material adverse effect on our business and ability to continue as a going concern.

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

Our ability to successfully commercialize our products, including AYON, which we expect to launch during 2025, will depend on a number of factors, any of which could delay or prevent commercialization, including:

•	our inability to obtain the necessary regulatory clearances or approvals for expanded indications, new products, or product modifications;
•	our inability to demonstrate, if required, the safety and efficacy of new products with data from preclinical studies and clinical trials;
•

if our product is determined to be ineffective or unsafe following approval, and is removed from the market or we are required to perform additional research and development to further prove the safety and effectiveness of the product before re-entry into the market;

•	if the regulatory approvals/clearances of our new products are delayed or denied, or we are required to conduct further research and development of our products prior to receiving regulatory approval;

APYX MEDICAL CORPORATION

•	our inability to build and maintain a sales and marketing group to successfully launch and sell our new products;
•	if we experience sudden or extreme volatility in commodity prices and availability, including supply chain disruptions;
•	if we are required to allocate available funds to litigation matters;
•	if the needs of our physicians or their patients are not sufficiently met;
•	if we are unable to manufacture the quantity of products needed, in accordance with quality manufacturing standards, to meet market demand;
•	competition from other products or technologies prevents or reduces market acceptance of our products;
•	if we do not have, and cannot obtain, the intellectual property rights needed to manufacture or market our products without infringing on another company’s patents; or
•	if we are unsuccessful in defending against patent infringement, or other intellectual property rights claims, that could be brought against us, our products or technologies.

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

We have been issued 38 patents in the United States and 57 foreign patents. We have 14 pending patent applications in the United States and 19 pending foreign applications. Our intellectual property portfolio for our Renuvion and J-Plasma products continues to grow on an annual basis. We intend to continue to seek legal protection, primarily through patents, for our proprietary technology. Seeking patent protection is a lengthy and costly process and there can be no assurance that patents will be issued from any pending applications, or that any claims allowed from existing or pending patents will be sufficiently broad or strong to protect our proprietary technology. There is also no guarantee that any patents we hold will not be challenged, invalidated or circumvented, or that the patent rights granted will provide competitive advantages to us. Our competitors have developed, and may continue to develop and obtain, patents for technologies that are similar or superior to our technologies. In addition, the laws of foreign jurisdictions in which we develop, manufacture or sell our products may not protect our intellectual property rights to the same extent as the laws of the United States.

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

APYX MEDICAL CORPORATION

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

APYX MEDICAL CORPORATION

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

Continued expansion of the global market for aesthetic procedures is a material assumption of our business strategy. The procedures performed using our products are elective procedures not reimbursable through government or private health insurance, with the costs borne by the patient. The decision to utilize our products may therefore be influenced by a number of factors, including:

•	consumer disposable income and access to consumer credit, which as a result of an unstable economy, may be significantly impacted;
•	the cost, safety and effectiveness of alternative treatments;
•	the success of our direct to consumer sales and marketing efforts; and
•	the education of our customers and their patients on the benefits and uses of our products, compared to competitors’ products and technologies.

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

The success of our business depends on the quality of our products, and we have global processes, procedures and programs that are intended to help us maintain the highest possible level of quality. We operate in an industry susceptible to significant product liability claims; these claims may be brought by individuals seeking relief on their own behalf or purporting to represent a class. Quality is extremely important to us and our customers due to the potential impact on patients, and the serious and potentially costly consequences of product failure. Our business exposes us to potential product liability risks that are inherent in the design, manufacture, and marketing of medical devices. If they were to occur, component failures, manufacturing nonconformances, design defects, off-label use, or inadequate disclosure of product-related risks or product related information, could result in an unsafe condition, injury to, or even death of, a patient. These problems could lead to recall or issuance of safety notices relating to our products and could result in product liability claims and lawsuits, including class actions. Even if our product is not found at fault, we may incur significant legal fees as well as potential losses in excess of insurance coverage associated with product liability.

Risk Related to Government Regulations

Product Approval and Monitoring

Most countries where we sell medical devices subject our technologies to their own approval and other regulatory requirements regarding performance, safety, and quality. The global regulatory environment is increasingly challenging and stringent. Countries that did not have regulatory requirements for medical devices have established such requirements in recent years, and other countries have expanded, or plan to expand, their existing regulations. While there are some efforts at some harmonization of global regulations, requirements continue to differ significantly among countries. We expect that as this global regulatory environment continues to evolve, it could impact the cost, the time needed to approve, and ultimately, our ability to maintain existing approvals or obtain future approvals for our products. Regulations of the FDA and other regulatory agencies in and outside the U.S. impose significant compliance and monitoring obligations on our business.

APYX MEDICAL CORPORATION

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

As a part of the regulatory process for obtaining marketing clearance or approval for new products and new indications for existing products, we conduct and participate in numerous clinical trials with a variety of study designs, patient populations, and trial endpoints. Unfavorable or inconsistent clinical data from existing or future clinical trials, or the market’s or the FDA’s perception of these clinical data, may adversely impact our ability to obtain product approvals, our position in, and share of, the markets in which we participate. We cannot guarantee that we will be able to obtain or maintain marketing clearance for our new products or enhancements or modifications to existing products, and the failure to maintain approvals or obtain approval or clearance could have a material adverse effect on our business, results of operations, financial condition and cash flows. Even if we are able to obtain approval or clearance, it may:

•	take a significant amount of time;
•	require the expenditure of considerable resources;
•	involve rigorous clinical and pre-clinical testing, as well as increased post-market surveillance;
•	involve modifications, repairs, corrections, or replacements of our products; and
•	limit the proposed intended uses of our products.

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

If the FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical products are ineffective or pose an unreasonable health risk, they could ban such medical products, determine that our products are adulterated or misbranded, order a recall, repair, replacement, correction, or refund of such products. The FDA may also refuse to grant pending pre-market clearances or approvals, refuse to issue export certificates for foreign governments, or require us to notify health professionals and others that the devices present unreasonable risks of substantial harm to the public health.

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

In the EU, all medical devices must carry the CE marking before being sold in the EU.  The CE mark represents compliance with the minimum standards of performance, safety, and quality (i.e., the essential requirements).  Based on the device classification, a conformity assessment route is selected. An accredited notified body provides an assessment and issues the certificate. The competent authorities of the EU countries separately regulate the clinical research for medical devices and the market surveillance of products once they are placed on the market. A new Regulation (EU) 2017/745 on medical devices, or European Union Medical Device Regulation (“EU MDR”), was published in May 2017, which imposes significant additional premarket and post-market requirements. The Essential Requirements have been revised and are now referred to as the General Safety and Performance Requirements.

APYX MEDICAL CORPORATION

The EU MDR represents the first major change to the EU medical device regulatory environment since the 1990s when the Medical Device Directive (“MDD”) was put into effect.  The EU MDR supersedes the MDD and has significantly raised the compliance bar for the medical device industry and will cause significant changes to the regulatory obligations of manufacturers, importers and distributors involved in the medical device distribution chain. Classification has changed for some product categories, and strict new requirements have been imposed on clinical data, risk management, post market surveillance, and supplier management. Penalties for regulatory non-compliance could be severe, including fines and revocation or suspension of a company’s business license, and criminal sanctions. The regulation initially provided a three-year implementation period to May 2020, but that timeline was delayed to May 2021 due to the global pandemic and its impact on audits and technical file review by Notified Bodies. After that time, medical devices marketed in the EU will require certification according to these new requirements, except for devices with valid CE certificates, issued pursuant to the Medical Device Directives before May 2020, which can be placed in the market until May 2024.  Additionally, due to the initial delay in the date of application and the reduction in accredited notified bodies, an extension was provided to the validity of MDD certificates.  Devices which have a MDD certificate and have met the extension requirements set forth in the EU MDR may be placed on the market until December 31, 2028.  High risk devices and implants have a shorter certificate extension period (December 31, 2027).

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

Environmental Regulation

The medical device industry continues to be the subject of intense scrutiny and stringent regulation and the demand for green, sustainable products is rapidly increasing. There are increasing requirements for efficient and accurate processes for hazardous substance handling, supplier disclosures, and regulatory reporting in order to comply with numerous global health and environmental regulatory requirements and restrictions, including but not limited to:

•	Restriction on Hazardous Substances (“RoHS”) Directive
•	Packaging and Packing Waste Directive
•	REACH Regulation
•	Proposition 65
•	Hazardous Air Pollutants: Ethylene Oxide

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

APYX MEDICAL CORPORATION

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

We are subject to governmental export controls and economic sanctions that could impair our ability to compete in international markets due to licensing requirements and subject us to potential liability if we are not in compliance with applicable laws. Any non-compliance could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

APYX MEDICAL CORPORATION

Risks Relating to Our Stock

The market price of our stock has been and may continue to be highly volatile.

Our common stock is listed on the Nasdaq Global Select Market under the ticker symbol “APYX”. The market price of our stock has been, and may continue to be, highly volatile and announcements by us or by third parties may have a significant impact on our stock price. These announcements may include:

•	our listing status on the Nasdaq Global Select Market;
•	our operating results falling below the expectations of public market analysts and investors;
•	developments in our relationships with or developments affecting our major customers;
•	negative regulatory action or regulatory non-approval with respect to our new products;
•	government regulation, governmental investigations, or audits related to us or to our products;
•	developments related to our patents or other proprietary rights or those of our competitors and
•	changes in the position of securities analysts with respect to our stock.

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

We currently do not anticipate paying any dividends on our common stock in the foreseeable future, and we are subject to restrictions on our ability to pay dividends pursuant to our credit agreement executed in November 2023 and as amended in November 2024. We currently intend to retain future earnings, if any, to finance operations and invest in our business. Any declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors and will depend on many factors, including our financial condition, earnings, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends, and other considerations that our board of directors deems relevant.

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

As of December 31, 2024, our outstanding stock options to our employees, officers, directors and consultants amounted to 7,638,458 shares of our common stock, representing approximately 20.2% of our outstanding common stock. In connection with the execution of the MidCap Credit Agreement and the Perceptive Credit Agreement, we issued warrants to purchase 1,500,000 shares of our commons stock, representing approximately 4.0% of our outstanding common stock. Additionally, in the registered direct offering that we completed in November 2024, we issued 2,934,690 pre-funded warrants which will have a dilutive effect on our common stock outstanding when exercised. As of the date of this annual report on Form 10-K, the dilution is 7.8%.

The issuance of additional equity through our shelf registration or through the exercise of some or all of our stock options and warrants will dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion or exercise could adversely affect prevailing market prices of our common stock.

APYX MEDICAL CORPORATION

General Risks

We may, in the future, identify deficiencies in internal controls over financial reporting.

While we have concluded that, as of December 31, 2024, our disclosure and reporting controls were effective as included in Part II, Item 9A of this Form 10-K, there can be no assurance that future control deficiencies or material weaknesses will not be identified. If we do identify material weaknesses in our internal controls over financial reporting in the future, our ability to analyze, record and report financial information free of material misstatements, and to prepare our financial statements within the time periods specified by the rules and forms of the SEC, may likely be adversely affected.

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

Our business is dependent on the security of our IT networks and those of our customers. Internal or external attacks on any of those could disrupt the normal operations of our engagements and impede our ability to provide critical services to our customers, thereby subjecting us to liability under our contracts. Additionally, our business involves the use, storage and transmission of information about our employees, our customers and clients of our customers. We take measures to protect the security of, and unauthorized access to, our systems, as well as the privacy of personal and proprietary information. However, despite these preventative measures, it is possible that our security controls over our systems, as well as other security practices we follow or those systems of our customers into which we operate and rely upon, may not prevent the improper access to or disclosure of personally identifiable or proprietary information. Such disclosure could harm our reputation and subject us to liability under our contracts and laws that protect personal data, resulting in increased costs or loss of revenue.

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

APYX MEDICAL CORPORATION

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

The Board of Directors oversees risks relating to cybersecurity. The CISO and Chief Financial Officer present to the Board of Directors on a quarterly basis and the results of the risk assessments and audits on at least an annual basis. These reports also include detailed updates on the Company’s performance preparing for, preventing, detecting, responding to, and recovering from cyber incidents. Apyx outsources the majority of our IT services and security to a well-respected company in the industry.

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

Not Applicable.

APYX MEDICAL CORPORATION

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock currently is traded on the Nasdaq Global Select Market. As of March 11, 2025, we had approximately 600 stockholders of record. Since many stockholders choose to hold their shares under the name of their brokerage firm, we estimate that the actual number of stockholders was over 3,500.

Dividend Policy

We have never declared or paid any cash dividends on our common stock and we currently do not anticipate paying cash dividends in the foreseeable future. We currently expect to retain any future earnings to fund the operation and expansion of our business.

Five Year Performance Graph

The following line graph compares the value of our common shares with the value of the Russell 2000 Stock Index and the Russell 3000 Stock Index. The line graph assumes, in each case, an initial investment of $100 on December 31, 2020, based on the market prices at the end of each fiscal year through and including December 31, 2024, and reinvestment of dividends.

	December 31,
	2020	2021	2022	2023	2024
Apyx Medical Corporation	100	178.06	19.58	36.38	21.94
Russell 2000 Index	100	113.69	89.18	102.64	112.92
Russell 3000 Index	100	124.60	99.08	122.81	150.01

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

Executive Level Overview

We are a surgical aesthetic company with a passion for elevating people’s lives through innovative products, including our Helium Plasma Platform Technology products marketed and sold as Renuvion in the cosmetic surgery market and J-Plasma in the hospital surgical market. Renuvion and J-Plasma offer surgeons a unique ability to provide controlled heat to tissue to achieve their desired results. We also leverage our deep expertise and decades of experience in unique waveforms through OEM agreements with other medical device manufacturers.

Glucagon- like peptide -1 peptide receptor agonists (“GLP-1’s”), such as Mounjaro®, Wegovy® and Ozempic®, are prescribed for the treatment of diabetes and or weight loss in combination with exercise to improve glycemic control. GLP-1’s have also been found to mimic the GLP-1 satiety hormone in our bodies. When one eats, GLP-1 is released in the small intestines regulating blood sugar and sending signals to the brain centers that control appetite. Studies have shown patients taking GLP-1’s have experienced a loss of body weight. Currently, two GLP-1’s are cleared by the FDA for weight loss, but we anticipate a number of additional drug candidates will be cleared as well as, oral versions of these injectable medications.

We believe the increased use of GLP-1’s has had an initial negative impact on the revenue for plastic and cosmetic surgeons and created uncertainty in the aesthetic space.  However, we believe, as these drugs will have a ripple effect that will eventually drive people towards plastic surgery and may provide a tailwind for sales of our Renuvion products. Rapid weight loss caused by these drugs can contribute to loose skin, particularly in the curvier areas of the body. To address this, the cosmetic surgery market is focusing on body contouring. Body contouring is a customizable treatment for patients to target specific fat deposits, engage in the transfer of fat, and treatments to address loose or lax skin. Renuvion is the only FDA approved device for the treatment of this issue post liposuction. Additionally, Renuvion may be used to treat skin laxity without the use of liposuction, potentially increasing the total available market for our products.

We have incurred recurring net losses and cash outflows from operations and we anticipate that losses will continue in the near term. For the year ended December 31, 2024, we incurred a loss from operations of $18.8 million and used $18.0 million of cash in operations. As of December 31, 2024, we had cash and cash equivalents of $31.7 million. We plan to continue to fund our operations and capital funding needs through existing cash, sales of our products and, if necessary, additional equity and/or debt financing.  However, we cannot be certain that additional financing will be available when needed or that, if available, financing will be obtained on terms acceptable to us. The sale of additional equity would result in dilution to our stockholders. Incurring additional debt financing would result in further debt service obligations, and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. If we are unable to raise additional capital in sufficient amounts or on acceptable terms, we may be required to delay, limit, reduce, or terminate our sales, marketing and product development. Any of these actions could harm our business, results of operations, cash flows and prospects. In November 2024, we undertook a cost saving restructuring which included an organizational reduction in force to better focus, optimize and streamline operations. As a result of the organizational changes, we reduced our U.S. workforce by nearly 25%. We estimate the annualized future cost savings from the reduction in force to be approximately $4.3 million which we expect to contribute to our goal of decreasing losses and achieving cash-flow breakeven. We incurred pre-tax charges of approximately $0.6 million in the fourth quarter of 2024 representing, for the most part, one-time cash expenditures for severance and other employee termination benefits. In addition to the reduction in force, we eliminated bonuses in 2024, reduced the size of the board of directors from eight to five members and reduced aggregate board cash compensation from $0.5 million annually to $0.1 million, while increasing board stock-based compensation.

In addition to the organizational changes, we have identified other direct cost savings we anticipate achieving in 2025. The identified cost savings include reductions in professional fees, lower research and development costs as we complete the development of AYON, lower credit card fees and stock-based compensation. We foresee, in totality, these cost savings will reduce our annual operating expenses below $40 million in 2025.

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

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

On November 7, 2024, we entered into an amendment to the Perceptive Credit Agreement. The amendment reduced the financial covenant trailing twelve-month revenue targets relating to its Advanced Energy segment (tested quarterly), with amended year-end targets of $34.4 million, $37.0 million, $52.4 million and $60.3 million for 2024, 2025, 2026 and 2027, respectively. The amendment also introduced a maximum operating expense financial covenant, with full year targets of $40.0 million and $45.0 million for 2025 and 2026, respectively. The Perceptive Credit Agreement, as amended, continues to contain customary affirmative and negative covenants, including covenants limiting the ability of us and our subsidiaries, among other things, to incur debt, grant liens, make distributions, enter certain restrictive agreements, pay or modify subordinated debt, dispose of assets, make investments and acquisitions, enter into certain transactions with affiliates, and undergo certain fundamental changes, in each case, subject to limitations and exceptions set forth in the Perceptive Credit Agreement. Additionally, we must maintain a balance of $3.0 million in cash and cash equivalents during the term of the Perceptive Credit Agreement. As of December 31, 2024, we were in compliance with the financial covenants contained within the Perceptive Credit Agreement, as amended. Our continued compliance with covenants is subject to meeting or exceeding forecasted Advanced Energy revenues, as amended, and reducing operating expenses.

For a more in-depth description of the terms of the Perceptive Credit Agreement, as amended, see Note 11 in Item 8 of this Annual Report on Form 10-K.

On November 7, 2024, we closed a $7.0 million registered direct offering with a healthcare-focused fund and issued 3,000,000 shares of common stock and 2,934,690 of pre-funded warrants to purchase common stock with an exercise price of $.001 per share.

For a more in-depth description of the terms of the registered direct offering, see Note 13 in Item 8 of this Annual Report on Form 10-K.

On January 6, 2025, we announced that we had submitted a 510(k) premarket notification to the FDA for AYON.

AYON was developed with a focus on versatility and innovation. AYON has been designed to be the only device a surgeon needs for comprehensive body contouring solutions. This all-in-one system integrates advanced modalities to perform multiple functions seamlessly, removing unwanted fat, enhancing tissue contraction and addressing the full range of patient needs from contouring to aesthetic enhancement. The initial submission for AYON includes the following:

•	Infiltration
•	Dual aspiration to facilitate simultaneous users
•	Ultrasound-assisted liposuction
•	Electrocoagulation to support procedures requiring removal of excess tissue
•	Volume enhancement capabilities
•	Renuvion treatment to address loose and lax skin

During 2025, we plan to expand the indications with an additional 510(k) submission for AYON to include power assisted liposuction.

Other Matters

During 2024, we continued to drive sales in our Advanced Energy business by increasing the adoption and utilization of our handpieces in the U.S. cosmetic surgery market and fulfilling demand from distributors in our international markets. Management estimates that our products have been sold in more than 60 countries. Our direct sales force, along with our international network of distributors, is focused on becoming the sole provider of surgical equipment in the cosmetic surgical markets. This sales force is supported by a global team of clinical support specialists, which focuses on supporting our users to ensure optimal outcomes for their patients. In addition, we have invested in training programs and marketing-related activities to support accelerated adoption of our technology into surgeons' practices.

We believe that our continued investment and focus on the following strategic initiatives in 2025 and beyond will position the Company for long-term growth in the cosmetic surgery market:

•	To provide enhanced physician and practice support for our cosmetic surgery customers
•	To expand our regulatory approvals to expand product availability in new markets worldwide
•	To execute our regulatory pathway for our AYON in the United States
•	To successfully launch AYON in the United States and eventually worldwide
•	To generate consumer interest in the treatment of loose and lax skin through a focused direct-to-consumer advertising strategy, including as a result of the side effects of GLP-1's

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

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

e operate in two business segments: OEM and Advanced Energy. The OEM segment is primarily development and manufacturing contract and product driven. The Advanced Energy segment sells both capital equipment and consumables in the form of a single use handpiece. Sales of handpiece units are a substantial portion of our business and for the years ended December 31, 2024 and 2023, we sold approximately 94,000 and 87,000 units, respectively. During 2024, our single-use handpiece unit sales grew 8% overall and 15% in the United States and handpiece revenue currently accounts for more than 60% of our total Advanced Energy revenue. “Corporate & Other” includes certain unallocated corporate and administrative costs which are not specifically attributed to any reportable segment. The OEM segment is primarily development and manufacturing contract and product driven, and all related expenses are recorded as cost of sales, therefore no segment specific operating expenses are incurred.

We strongly encourage investors to visit our website: www.apyxmedical.com to view the most current news and to review our filings with the Securities and Exchange Commission.

Results of Operations

Sales

	Year Ended
	December 31,
(In thousands)	2024	2023	Change
Sales by Reportable Segment
Advanced Energy	$38,606	$43,382	(11.0)%
OEM	9,496	8,967	5.9%
Total	$48,102	$52,349	(8.1)%

Sales by Domestic and International
Domestic	$34,022	$38,345	(11.3)%
International	14,080	14,004	0.5%
Total	$48,102	$52,349	(8.1)%

Total revenue decreased by 8.1% or approximately $4.2 million for the year ended December 31, 2024 when compared with 2023. Advanced Energy segment sales decreased 11.0% or approximately $4.8 million for the year ended December 31, 2024 when compared with 2023. The Advanced Energy sales decrease was primarily due to lower sales of our generators in both domestic and certain international markets as a result of economic uncertainty in the capital equipment market that is being experienced in the aesthetic space and a lower average selling price of generators to domestic customers as a result of these market conditions. These decreases were partially offset by increased volume of single-use handpieces globally and sales of Apyx One Console upgrades internationally.

The OEM product line consists of proprietary products designed specifically for third party equipment manufacturers. Revenue for this product line increased 5.9%, or approximately $0.5 million, when compared to 2023. The increase in OEM sales was due to increases in sales volume to existing customers, including Symmetry Surgical under our 10-year generator manufacturing and supply agreement.

International sales represented approximately 29.3% and 26.8% of total revenues for the years ended December 31, 2024 and 2023, respectively. Management estimates our products have been sold in more than 60 countries through local distributors coordinated by sales and marketing personnel through our facilities in Clearwater, Florida and Sofia, Bulgaria.

Gross Profit

	Year Ended
	December 31,
(In thousands)	2024	2023	Change
Cost of sales	$18,742	$18,590	0.8%
Percentage of sales	39.0%	35.5%
Gross profit	$29,360	$33,759	(13.0)%
Percentage of sales	61.0%	64.5%

Our gross profit margin as a percentage of sales decreased by approximately 3.5% during the year ended December 31, 2024, compared with 2023. The decrease in gross profit margins for the year ended December 31, 2024 from the prior year is primarily due to a decrease in the average selling price of generators to domestic customers, changes in the sales mix between our two segments, with our OEM segment comprising a higher percentage of total sales and geographic mix within our Advanced Energy segment, with international sales comprising a higher percentage of total sales.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Other Costs and Expenses

Research and development

	Year Ended
	December 31,
(In thousands)	2024	2023	Change
Research and development expense	$5,080	$5,440	(6.6)%
Percentage of sales	10.6%	10.4%

Our expenses for research and development related activities decreased by 6.6% or approximately $0.4 million for the year ended December 31, 2024, compared with 2023. This increase was primarily due to lower compensation and benefits costs from the prior year ($0.3 million) and lower spending on our product development initiatives and clinical studies ($0.1 million).

Professional services

	Year Ended
	December 31,
(In thousands)	2024	2023	Change
Professional services expense	$6,914	$7,031	(1.7)%
Percentage of sales	14.4%	13.4%

Professional services expenses decreased 1.7%, or approximately $0.1 million for the year ended December 31, 2024, compared with 2023. This decrease was primarily due to decreases in board of director’s stock-based compensation expense ($0.5 million), recruiting expenses ($0.4 million) and accounting and audit fees ($0.2 million). These decreases were partially offset by increases in physician and marketing consulting ($0.6 million) and legal expenses ($0.4 million), as a result of the reversal of a legal loss contingency in the prior year.

Salaries and related costs

	Year Ended
	December 31,
(In thousands)	2024	2023	Change
Salaries and related expenses	$17,353	$19,041	(8.9)%
Percentage of sales	36.1%	36.4%

Salaries and related expenses decreased 8.9% or approximately $1.7 million for the year ended December 31, 2024, compared to 2023. The decrease was primarily due to a decrease in bonus expense ($1.0 million) as we reversed our entire annual bonus accrual during the third quarter because of economic uncertainty for capital equipment purchases in the aesthetics space. The decrease was also the result of lower stock-based compensation expense ($0.5 million) and temporary labor expenses ($0.2 million).

Selling, general and administrative expenses

	Year Ended
	December 31,
(In thousands)	2024	2023	Change
SG&A expense	$18,858	$22,198	(15.0)%
Percentage of sales	39.2%	42.4%

Selling, general and administrative expense decreased by 15.0% or approximately $3.3 million for the year ended December 31, 2024, compared with 2023. The change is primarily due to decreases in commissions ($2.0 million), insurance expense, including claims on our policies ($1.4 million), advertising expense, including trade show fees and related costs ($0.5 million), travel expense ($0.4 million) and payment processing fees ($0.2 million). These decreases were partially offset by higher meeting and training costs ($0.7 million), building lease expense ($0.2 million), allowances for credit losses ($0.1 million) and regulatory fees ($0.1 million).

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Gain on sale-leaseback

	Year Ended
	December 31,
(In thousands)	2024	2023
Gain on sale-leaseback	$—	$2,692
Percentage of sales	—%	5.1%

During the year ended December 31, 2023, gain on sale-leaseback was approximately $2.7 million as a result of the gain on the sale and leaseback of our Clearwater, FL facility in May 2023.

Interest Income (Expense)

	Year Ended
	December 31,
(In thousands)	2024	2023
Interest income	$1,606	$921
Percentage of sales	3.3%	1.8%
Interest expense	$(5,907)	$(2,478)
Percentage of sales	(12.3)%	(4.7)%

Interest income increased approximately $0.7 million for the year ended December 31, 2024, compared with 2023. This increase is due to a higher average balance in on our investments in money market funds and U.S. Treasury securities included in cash and cash equivalents.

Interest expense increased approximately $3.4 million for the year ended December 31, 2024, when compared with the prior year. These increases are due to cash and noncash interest expense on the Perceptive Credit Agreement.

Other Income (Loss), net

	Year Ended
	December 31,
(In thousands)	2024	2023
Other (expense) income, net	$(161)	$622
Percentage of sales	(0.3)%	1.2%
Loss on extinguishment of debt	$—	$(3,088)
Percentage of sales	—%	(5.9)%

Other (expense) income, net decreased approximately $0.8 million for the year ended December 31, 2024, compared with 2023. This decrease was primarily due to the current year recording of a joint and several liability for sales taxes related to one customer ($0.2 million), a small insurance recovery in 2023 ($0.2 million) and the release of our joint and several payroll liability due to the lapse of the statute of limitations on a portion of the liability ($0.4 million) in 2023.

During the year ended December 31, 2023, loss on extinguishment of debt was approximately $3.1 million as a result of the extinguishment of the MidCap Credit Agreement upon execution of the Perceptive Credit Agreement.

Income Taxes

	Year Ended
	December 31,
(In thousands)	2024	2023
Income tax expense (benefit)	$252	$(2,432)
Effective tax rate	(1.1)%	11.4%

Income tax expense (benefit) was approximately $0.3 million and $(2.4 million), with effective tax rates of (1.1)% and 11.4%, respectively, for the years ended December 31, 2024 and 2023, respectively. For the year ended December 31, 2024, the effective tax rate differs from the statutory rate primarily due to the valuation allowance on our Federal and state net operating losses (NOLs) and net deferred tax assets generated during the year. For the year ended December 31, 2023, the effective tax rate differs from the statutory rate primarily due to the valuation allowance on our Federal and state net operating losses (NOLs) combined with the reversal of our uncertain tax positions upon completion of the IRS audit of our tax return for the 2018, 2019 and 2020 years in January 2023.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Liquidity and Capital Resources

At December 31, 2024, we had approximately $31.7 million in cash and cash equivalents as compared to approximately $43.7 million in cash and cash equivalents at December 31, 2023. Our working capital at December 31, 2024 was approximately $45.7 million compared with $57.6 million at December 31, 2023.

For the year ended December 31, 2024, net cash used in operating activities was $18.0 million, which principally funded our loss from operations of $18.8 million, compared with net cash used in operating activities, exclusive of the receipt of our $8.1 million final income tax refund, of approximately $13.3 million for 2023. The increase in cash used in operations is primarily due to the payment of accrued bonuses in the first quarter of 2024 (no bonuses were paid in 2023), higher accounts receivable, higher cash interest expense, net of interest income, and the increase in operating loss driven by lower Advanced Energy sales compared to the same period in the prior year. These decreases were partially offset by improvements in our prepaid expenses and inventory positions.

Net cash used in investing activities for the year ended December 31, 2024, was $0.7 million related to investments in property and equipment. Net cash provided by investing activities for the year ended December 31, 2023, was $6.7 million related to the sale of our Clearwater, FL facility ($7.3 million), partially offset by investments in property and equipment ($0.5 million).

Net cash provided by financing activities for the year ended December 31, 2024, was $6.7 million, which primarily related to proceeds received upon the closing of a registered direct offering ($7.0 million) less costs incurred in the transaction ($0.2 million). Net cash provided by financing activities for the year ended December 31, 2023, was $32.2 million, which primarily related to proceeds received upon the execution of the Perceptive Credit Agreement ($36.4 million) less debt issuance costs incurred in the transactions with both the Perceptive Credit Agreement and MidCap Credit Agreement ($3.1 million) and fees, premiums and costs to extinguish the MidCap Credit Agreement ($1.3 million).

On November 22, 2022, we filed a shelf registration statement providing us the ability to register and sell our securities in the aggregate amount up to $100 million. The shelf registration included an embedded ATM facility for up to $40 million. To date we have not utilized this facility.

During January 2023, we were notified that the IRS examination process of our 2018, 2019 and 2020 tax returns was complete and that our tax refunds were approved for approximately $0.2 million more than the amount recorded in the Company's Consolidated Balance Sheet at December 31, 2023. On August 10, 2023, we received $8.1 million from the IRS, which included approximately $0.4 million of interest on the $7.7 million of income tax refunds.

On February 17, 2023, we entered into a Credit, Security and Guaranty Agreement (the “MidCap Credit Agreement”) with MidCap Funding IV Trust (as agent), and MidCap Financial Trust (as term loan servicer), and the lenders party thereto from time to time.

The MidCap Credit Agreement provided for an up to $35 million facility, consisting of senior secured term loans and a secured revolving facility. The MidCap Credit Agreement provided for senior secured term loans of up to $25 million, comprised of (i) an initial tranche of $10 million, (ii) a second tranche of $5 million, and (iii) a third tranche of $10 million. The secured revolving facility provided for loans in an aggregate principal amount of up to $10 million, subject to a borrowing base equal to certain percentages of the Company’s eligible accounts receivable and inventory, as determined in accordance with the terms of the MidCap Credit Agreement. The MidCap Credit Agreement was extinguished when, on November 8, 2023, we entered into a Credit and Guaranty Agreement (the “Perceptive Credit Agreement”), by and among Apyx Medical (as borrower), Apyx China Holding Corp. and Apyx Bulgaria EOOD, our wholly-owned subsidiaries (as subsidiary guarantors), and Perceptive Credit Holdings IV, LP (as initial lender and administrative agent) (“Perceptive”), and the lenders from time to time party thereto. The Perceptive Credit Agreement provided for a facility of up to $45 million, consisting of senior secured term loans. The Perceptive Credit Agreement provided for (i) an initial loan of $37.5 million and (ii) a delayed draw loan of $7.5 million. The Company's ability to borrow the delayed draw loan of $7.5 million lapsed on December 31, 2024.

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

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

On November 7, 2024, we entered into an amendment to the Perceptive Credit Agreement. The amendment reduced the financial covenant trailing twelve-month revenue targets relating to its Advanced Energy segment (tested quarterly), with amended year-end targets of $34.4 million, $37.0 million, $52.4 million and $60.3 million for 2024, 2025, 2026 and 2027, respectively. The amendment also introduced a maximum operating expense financial covenant, with full year targets of $40.0 million and $45.0 million for 2025 and 2026, respectively. The Perceptive Credit Agreement, as amended, continues to contain customary affirmative and negative covenants, including covenants limiting the ability of us and our subsidiaries, among other things, to incur debt, grant liens, make distributions, enter certain restrictive agreements, pay or modify subordinated debt, dispose of assets, make investments and acquisitions, enter into certain transactions with affiliates, and undergo certain fundamental changes, in each case, subject to limitations and exceptions set forth in the Perceptive Credit Agreement. Additionally, we must maintain a balance of $3.0 million in cash and cash equivalents during the term of the Perceptive Credit Agreement. As of December 31, 2024, we were in compliance with the financial covenants contained within the Perceptive Credit Agreement, as amended. Our continued compliance with covenants is subject to meeting or exceeding forecasted Advanced Energy revenues, as amended and reducing operating expenses.

For a more in-depth description of the terms of the Midcap Credit Agreement and the Perceptive Credit Agreement, as amended, see Note 11 in Item 8 of this Annual Report on Form 10-K.

On November 7, 2024, we closed a $7.0 million registered direct offering with a healthcare-focused fund and issued 3,000,000 shares of common stock and 2,934,690 of pre-funded warrants to purchase common stock with an exercise price of $.001 per share.

For a more in-depth description of the terms of the registered direct offering, see Note 13 in Item 8 of this Annual Report on Form 10-K.

At December 31, 2024, we had purchase commitments for inventories totaling approximately $2.6 million, all of which is expected to be purchased by the end of 2025.

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

Accounts Receivable Allowance

We maintain a reserve for uncollectible accounts receivable. When evaluating the adequacy of the allowance for credit losses, we analyze historical bad debt experience, the composition of outstanding receivables by customer class, and the age of outstanding balances, and we make estimates in connection with establishing the allowance for credit losses, including the expected impacts of changes in the operating environment in multiple countries as well as the credit terms being offered to customer, to determine where adjustments to historical experience are warranted. The economic uncertainty in the capital equipment market being experienced in the aesthetic space as a result of the disruption from GLP-1's has resulted in the granting of extended credit terms. Accordingly, we believe that there is additional exposure in our outstanding receivables and have adjusted our accounts receivable allowance for this expectation. Changes in estimates are reflected in the period they are made. If the financial condition of our customers deteriorates, resulting in an inability to make payments, additional allowances may be required.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Litigation Contingencies

In accordance with authoritative guidance, we record a liability in our consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible, but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed in the notes to the consolidated financial statements. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded. We discuss significant judgements with counsel, which include determining the legitimacy of asserted and unasserted claims, the probability that a loss has been incurred, the estimates of the net potential range of losses associated with these claims, the timing of the losses associated with these claims and historical experience with these claims. Additionally, the deductibles on our insurance policies that cover these claims have increased in recent periods, creating additional exposure and losses in excess of historical experience. It is at least reasonably possible that a change in the actual amount of loss will occur in the near term.

Inflation

The consequences of global supply chain instability, inflationary cost increases, potential and actual tariffs, and their adverse impact to the global economy, continue to evolve. Accordingly, the significance of the future impact to our business and financial statements remains subject to significant uncertainty. We continue to work on initiatives to combat inflation, including finding alternative suppliers that meet our quality standards, streamlining our supplier network to reduce the use of middlemen and redesigning some components to achieve better volume purchase prices. Inflation has not, to date, materially impacted our operations or financial performance. However, as these trends continue for raw materials, freight, and labor costs, our future financial performance could be adversely impacted.

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

APYX MEDICAL CORPORATION

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Apyx Medical Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Apyx Medical Corporation and its subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for the Registered Direct Offering

As described in Note 13 to the consolidated financial statements, the Company entered into a Securities Purchase Agreement with several institutional investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering, an aggregate of: (i) 3,000,000 shares of common stock and (ii) pre-funded warrants to purchase up to an aggregate of 2,934,690 shares of common stock. After deducting incremental direct costs of the registered direct offering, the Company's net proceeds were approximately $6.8 million. The pre-funded warrants are classified as equity in accordance with ASC 815, Derivatives and Hedging, given the pre-funded warrants are indexed to the Company’s own shares of common stock and meet the requirements to be classified in equity.

We identified the assessment of the initial accounting for the registered direct offering, specifically the accounting for the pre-funded warrants, as a critical audit matter because of the complexity in applying the accounting framework and the significant judgments made by management in the determination of the classification of the pre-funded warrants. Auditing management’s conclusions involved especially subjective auditor judgment and an increase in audit effort due to the impact management’s judgments could have on the determination of the classification of the pre-funded warrants.

Our audit procedures related to accounting for the registered direct offering, including the pre-funded warrants, included the following, among others:

•

We obtained and read the agreements associated with the registered direct offering, including the related pre-funded warrant agreements, and tested the accuracy and completeness of the significant terms identified by management for purposes of determining the classification of the pre-funded warrants.

•

With the assistance of professionals in our firm having expertise in the accounting treatment for equity instruments, including warrants, we evaluated the Company’s conclusions regarding the accounting treatment applied to the pre-funded warrants, including the classification of the pre-funded warrants as equity.

/s/ RSM US LLP

We have served as the Company's auditor since 2020.

Tampa, Florida

March 13, 2025

APYX MEDICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$31,741	$43,652
Trade accounts receivable, net of allowance of $1,000 and $608	15,480	14,023
Inventories, net of provision for obsolescence of $1,032 and $875	7,564	9,923
Prepaid expenses and other current assets	1,655	2,764
Total current assets	56,440	70,362
Property and equipment, net	1,987	1,915
Operating lease right-of-use assets	4,703	5,162
Finance lease right-of-use assets	48	69
Other assets	1,664	1,732
Total assets	$64,842	$79,240

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,615	$2,712
Accrued expenses and other current liabilities	7,751	9,661
Current portion of operating lease liabilities	335	347
Current portion of finance lease liabilities	20	20
Total current liabilities	10,721	12,740
Long-term debt, net of debt discounts and issuance costs	33,893	33,185
Long-term operating lease liabilities	4,483	4,896
Long-term finance lease liabilities	33	53
Long-term contract liabilities	1,118	1,246
Other liabilities	259	198
Total liabilities	50,507	52,318
Commitments and Contingencies (Note 18)
EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 issued and outstanding as of December 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized; 37,793,886 issued and outstanding as of December 31, 2024, and 34,643,888 issued and outstanding as of December 31, 2023	38	35
Additional paid-in capital	92,083	81,114
Accumulated deficit	(77,911)	(54,448)
Total stockholders’ equity	14,210	26,701
Non-controlling interest	125	221
Total equity	14,335	26,922
Total liabilities and equity	$64,842	$79,240

The accompanying notes are an integral part of the consolidated financial statements.

APYX MEDICAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2024	2023
Sales	$48,102	$52,349
Cost of sales	18,742	18,590
Gross profit	29,360	33,759
Other costs and expenses:
Research and development	5,080	5,440
Professional services	6,914	7,031
Salaries and related costs	17,353	19,041
Selling, general and administrative	18,858	22,198
Total other costs and expenses	48,205	53,710
Gain on sale-leaseback	—	2,692
Loss from operations	(18,845)	(17,259)
Interest income	1,606	921
Interest expense	(5,907)	(2,478)
Other (expense) income, net	(161)	622
Loss on extinguishment of debt	—	(3,088)
Total other expense, net	(4,462)	(4,023)
Loss before income taxes	(23,307)	(21,282)
Income tax expense (benefit)	252	(2,432)
Net loss	(23,559)	(18,850)
Net loss attributable to non-controlling interest	(96)	(137)
Net loss attributable to stockholders	$(23,463)	$(18,713)

Loss per share:
Basic and diluted	$(0.66)	$(0.54)
Weighted average number of shares outstanding - basic and diluted	35,542	34,622

The accompanying notes are an integral part of the consolidated financial statements.

APYX MEDICAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Non-controlling interest	Total Equity
Balance at December 31, 2022	34,598	$35	$73,282	$(35,735)	$211	$37,793
Contributions from non-controlling interest	—	—	—	—	147	147
Shares issued on stock options exercises for cash	35	—	86	—	—	86
Stock based compensation	—	—	5,114	—	—	5,114
Shares issued on net settlement of stock options	11	—	—	—	—	—
Proceeds from debt allocated to warrants	—	—	2,632	—	—	2,632
Net loss	—	—	—	(18,713)	(137)	(18,850)
Balance at December 31, 2023	34,644	$35	$81,114	$(54,448)	$221	$26,922
Stock based compensation	—	—	4,013	—	—	4,013
Fair value of common stock issued in debt amendment	150	—	183	—	—	183
Proceeds received from issuance of common stock and warrants in registered direct offering, net of issuance costs	3,000	3	6,773	—	—	6,776
Net loss	—	—	—	(23,463)	(96)	(23,559)
Balance at December 31, 2024	37,794	$38	$92,083	$(77,911)	$125	$14,335

The accompanying notes are an integral part of the consolidated financial statements.

APYX MEDICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(23,559)	$(18,850)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	599	692
Provision for inventory obsolescence	163	523
Provision for product warranties	304	261
Loss (gain) on disposal of property and equipment	13	(2,531)
Loss on extinguishment of debt	—	3,088
Stock based compensation	4,013	5,114
Allowance for credit losses	396	279
Non-cash lease expense	112	87
Non-cash interest expense	1,157	545
Changes in operating assets and liabilities:
Trade receivables	(2,035)	(3,574)
Income tax receivables	—	7,545
Prepaid expenses and other assets	857	(188)
Inventories	2,263	1,459
Accounts payable	(63)	25
Accrued and other liabilities	(2,267)	276
Net cash used in operating activities	(18,047)	(5,249)
Cash flows from investing activities
Purchases of property and equipment	(722)	(533)
Proceeds from sale of property and equipment	—	7,267
Net cash (used in) provided by investing activities	(722)	6,734
Cash flows from financing activities
Proceeds from stock option exercises	—	86
Proceeds from registered direct offering	7,000	—
Payment of direct incremental costs in registered direct offering	(224)	—
Proceeds from long-term debt	—	43,474
Payment of debt costs	(11)	(3,106)
Proceeds from debt allocated to warrants	—	2,632
Repayment of finance lease liabilities	(20)	(37)
Extinguishment of credit agreement	—	(11,030)
Contributions from non-controlling interest	—	147
Net cash provided by financing activities	6,745	32,166
Effect of exchange rates on cash	113	(191)
Net change in cash and cash equivalents	(11,911)	33,460
Cash and cash equivalents, beginning of year	43,652	10,192
Cash and cash equivalents, end of year	$31,741	$43,652
Cash paid for:
Interest	$4,746	$1,935
Income taxes	$382	$329
Non cash activities:
Fair value of common stock issued in debt amendment	$183	$—
Transfer of machinery and equipment to inventory	$62	$—
Right-of-use assets capitalized and operating lease liabilities recognized upon execution of lease	$—	$4,917
Transfer of right-of-use assets to property and equipment on exercise of purchase option	$—	$15

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

Recent Business Developments

On January 6, 2025, the Company announced that it had submitted a 510(k) premarket notification to the U.S. Food and Drug Administration (the “FDA”) for the AYON Body Contouring System (“AYON”).

AYON was developed with a focus on versatility and innovation. AYON has been designed to be the only device a surgeon needs for comprehensive body contouring solutions. This all-in-one system integrates advanced modalities to perform multiple functions seamlessly, removing unwanted fat, enhancing tissue contraction and addressing the full range of patient needs from contouring to aesthetic enhancement. The initial submission for AYON includes the following:

•	Infiltration
•	Dual aspiration to facilitate simultaneous users
•	Ultrasound-assisted liposuction
•	Electrocoagulation to support procedures requiring removal of excess tissue
•	Volume enhancement capabilities
•	Renuvion treatment to address loose and lax skin

During 2025, the Company plans to expand the indications with an additional 510(k) submission for AYON to include power assisted liposuction.

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

The Company has incurred recurring net losses and cash outflows from operations and it anticipates that losses will continue in the near term. For the year ended December 31, 2024, the Company incurred a loss from operations of $18.8 million and used $18.0 million of cash in operations. As of December 31, 2024, cash and cash equivalents on-hand were $31.7 million.

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company plans to continue to fund its operations and capital funding needs through existing cash, sales of its products and, if necessary, additional equity and/or debt financing.  However, the Company cannot be certain that additional financing will be available when needed or that, if available, financing will be obtained on terms acceptable to it. The sale of additional equity would result in dilution to our stockholders. Incurring additional debt financing would result in further debt service obligations, and the instruments governing such debt could provide for operating and financing covenants that would restrict the Company's operations. If the Company is unable to raise additional capital in sufficient amounts or on acceptable terms, it  may be required to delay, limit, reduce, or terminate its sales, marketing and product development. Any of these actions could harm the Company's business, results of operations, cash flows, and prospects. In November 2024, the Company undertook a cost saving restructuring which included an organizational reduction in force to better focus, optimize and streamline operations. As a result of the organizational changes, the Company reduced its U.S. workforce by nearly 25%. Management estimates the annualized future cost savings from the reduction in force to be approximately $4.3 million, which they expect to contribute to the goal of decreasing losses and achieving cash-flow breakeven. The Company incurred pre-tax charges of approximately $0.6 million in the fourth quarter of 2024 representing, for the most part, one-time cash expenditures for severance and other employee termination benefits. In addition to the reduction in force, the Company eliminated bonuses in 2024, reduced the board of directors from eight to five members and reduced board cash compensation from $0.5 million annually to $0.1 million.

In addition to the organizational changes, management has identified other direct cost savings they anticipate achieving in 2025. The identified cost savings include reductions in professional fees, lower research and development costs as the development of AYON is completed, lower credit card fees and stock-based compensation. Management foresees, in totality, these cost savings will reduce the Company's annual operating expenses below $40 million in 2025.

On November 22, 2022, the Company filed a shelf registration statement providing it the ability to register and sell its securities in the aggregate amount up to $100 million. The shelf registration statement included an embedded ATM facility for up to $40 million. To date the Company has  not utilized this facility.

On November 7, 2024, the Company entered into an amendment to the Perceptive Credit Agreement. The amendment reduced the financial covenant trailing twelve-month revenue targets relating to its Advanced Energy segment (tested quarterly), with amended year-end targets of $34.4 million, $37.0 million, $52.4 million and $60.3 million for 2024, 2025, 2026 and 2027, respectively. The amendment also introduced a maximum operating expense financial covenant, with full year targets of $40.0 million and $45.0 million for 2025 and 2026, respectively. The Perceptive Credit Agreement, as amended, continues to contain customary affirmative and negative covenants, including covenants limiting the ability of the Company and its subsidiaries, among other things, to incur debt, grant liens, make distributions, enter certain restrictive agreements, pay or modify subordinated debt, dispose of assets, make investments and acquisitions, enter into certain transactions with affiliates, and undergo certain fundamental changes, in each case, subject to limitations and exceptions set forth in the Perceptive Credit Agreement. Additionally, the Company must maintain a balance of $3.0 million in cash and cash equivalents during the term of the Perceptive Credit Agreement. As of December 31, 2024, the Company was in compliance with the financial covenants contained within the Perceptive Credit Agreement, as amended. The Company's continued compliance with covenants is subject to meeting or exceeding forecasted Advanced Energy revenues, as amended, and reducing operating expenses.

For a more in-depth description of the terms of the Perceptive Credit Agreement, as amended, see Note 11 in Item 8 of this Annual Report on Form 10-K.

On November 7, 2024, the Company closed a $7.0 million registered direct offering with a healthcare-focused fund and issued 3,000,000 shares of common stock and 2,934,690 of pre-funded warrants to purchase common stock with an exercise price of $.001 per share.

For a more in-depth description of the terms of the registered direct offering, see Note 13 in Item 8 of this Annual Report on Form 10-K.

NOTE 2.     SIGNIFICANT ACCOUNTING POLICIES

Consolidated Financial Statements

The accompanying consolidated financial statements include the accounts of Apyx, its wholly owned subsidiary, Apyx Bulgaria, EOOD, and Apyx SY Medical Devices (Ningbo) Co., Ltd. (“China JV”) (collectively, “Apyx,” or the “Company”). The Company has determined that the China JV, in which it has a 51% interest, is a variable interest entity (“VIE”) for which the Company is the primary beneficiary (see Note 4).  All significant intercompany transactions and balances have been eliminated in consolidation.

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

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Cash and Cash Equivalents

Holdings of highly liquid investments with original maturities of three months or less from the date of purchase are considered to be cash equivalents. As of December 31, 2024 and 2023, all of the Company’s investments are in money market funds or in Treasury Bills with original maturities of three months or less and are included in cash and cash equivalents.

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

Trade Accounts Receivable and Allowance for Credit Losses

The Company’s standard credit terms for billings range from net 30 days to net 120 days, depending on the customer agreement. However, management uses its discretion in actual terms granted to customers. The economic uncertainty in the capital equipment market being experienced in the aesthetic space as a result of the disruption from GLP-1's has resulted in the granting of extended credit terms. Accounts receivable are determined to be past due if payments are not made in accordance with such agreements.

When evaluating the adequacy of the allowance for credit losses, we analyze historical bad debt experience, the composition of outstanding receivables by customer class, and the age of outstanding balances, and we make estimates in connection with establishing the allowance for credit losses, including the expected impacts of changes in the operating environment and other trends. Changes in estimates are reflected in the period they are made. If the financial condition of our customers deteriorates, resulting in an inability to make payments, additional allowances may be required. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Management believes that the allowances for credit losses of approximately $1.0 million and $0.6 million at December 31, 2024 and 2023, respectively, are adequate to provide for probable credit losses.

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

Valuation of Long-Lived Assets

The Company reviews long-lived assets for recoverability if events or changes in circumstances indicate that the assets may have been impaired. This circumstance exists when the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from its use and eventual disposition. In those cases, an impairment loss is recognized to the extent that the assets’ carrying amount exceeds its fair value. Any impairment losses are not restored in the future if the fair value increases. At December 31, 2024 and 2023, the Company believes the remaining carrying values of its long-lived assets are recoverable.

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Leases

The Company does not recognize leases with terms less than twelve months in duration, or that have variable only payments, in its Consolidated Balance Sheets as right-of-use assets and lease liabilities. The Company has adopted the practical expedient which allows for the Company to not separate lease and non-lease components of contracts. Accordingly, non-lease components are included in the measurement of the Company’s lease liabilities and right-of-use assets. If the Company is aware of the implicit rate in leases, the Company determines the operating lease liability using the implicit rate. For those leases where the Company is not aware of the implicit rate in the lease, the Company utilizes an incremental borrowing rate, which is indicative of its collateralized borrowing rate. Rates utilized were 1.83% to 9.09% for our outstanding leases at December 31, 2024.

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

Revenue Recognition

Revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration that the Company expects to receive for those goods or services. To recognize revenue, the Company (i) identifies the contract(s) with a customer; (ii) identifies the performance obligations in the contract; (iii) determines the transaction price; (iv) allocates the transaction price to the performance obligations in the contract; and (v) recognizes revenue when, or as, it satisfies the performance obligation(s). For sales of the Company's Advanced Energy products (Renuvion and J-Plasma), this is at a point in time when title has been transferred to the customer, which is generally at the time of shipment or receipt by customer for FOB destination terms. For sales of products under its OEM agreements, the Company recognizes revenue over time when no alternative use exists for the manufactured goods and the Company has rights to payment. Presently, the Company does not stock any significant completed goods under its OEM agreements, accordingly, the recognition of revenue under these agreements approximates point in time recognition. The following policies apply to its major categories of revenue transactions:

•

The majority of sales to customers are evidenced by firm purchase orders. Generally, title and the risks and rewards of ownership are transferred to the customer when the product is shipped. Payment by the customer is due under fixed payment terms. The Company has elected to apply the practical expedient to disregard the effects of significant financing components when payment terms are one year or less.

•

Product returns are only accepted at the Company's discretion and in accordance with its “Returned Goods Policy”. Historically, the level of product returns has not been significant. Accruals for sales returns, rebates and allowances are made as a reduction of revenue based upon an analysis of historical customer returns and credits, rebates, discounts and current market conditions.

•

The terms of sale to customers generally do not include any obligations to perform future services. Limited warranties are generally provided for sales and provisions for warranty are provided at the time of product sale based upon an analysis of historical data.

•

In connection with the execution of OEM supply agreements, the Company may enter into an accompanying product development agreement. If the Company enters into a product development agreement, and development of the goods does not represent a performance obligation on a standalone basis, the Company defers the development fees billed to customers and the associated costs. Recognition of the deferred billings and costs occurs as the Company performs on the accompanying supply arrangements.

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Advertising Costs

Advertising costs are expensed as incurred. The amounts of advertising costs, including trade shows, direct to consumer advertising and other related costs, were approximately $1.3 million and $1.8 million for the years ended December 31, 2024, and 2023, respectively.

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

Earnings (Loss) Per Share

The Company computes basic (loss) earnings attributable to common stockholders per share by dividing net (loss) income attributable to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted (loss) earnings per share attributable to common stockholders gives effect to all potential dilutive shares outstanding during the period. The number of dilutive shares is calculated using the treasury stock method which reduces the effective number of shares by the amount of shares the Company could purchase with the proceeds of assumed exercises. Anti-dilutive instruments are excluded from the calculation of diluted shares. In periods of loss, all potentially dilutive instruments are anti-dilutive and are excluded from the calculation of diluted income (loss) per share.

Research and Development Costs

Research and development expenses are charged to operations as incurred. The amounts of research and development costs were approximately $5.1 million and $5.4 million for the years ended December 31, 2024 and 2023, respectively.

Income Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in FASB ASC Topic 740, Income Taxes. Under the liability method, deferred taxes are determined based on temporary differences between the financial statement and tax bases of assets and liabilities using tax rates expected to be in effect during the years in which the deferred taxes reverse. The Company accounts for interest and penalties on income taxes as income tax expense. A valuation allowance is recorded when it is more likely than not that a tax benefit will not be realized. In determining the need for valuation allowances the Company considers projected future taxable income, the timing of reversals of temporary differences, and the availability of tax planning strategies. As of December 31, 2024 and 2023, the Company recorded a valuation allowance on its net deferred tax assets.

The Company assesses the realizability of deferred tax assets each reporting period and will be able to reduce the valuation allowance to the extent the financial results of continuing operations improve, and it becomes more likely than not that the deferred tax assets will be realized. As Management has not fully determined the timing of when it will generate taxable income in the U.S., the Company will continue to record a full valuation allowance on the net deferred tax assets as of December 31, 2024.

The Company assesses the financial statement impact of an uncertain tax position taken or expected to be taken on an income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained.

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Foreign Currency Transactions

The functional currency of Apyx Bulgaria is the U.S. dollar. The monetary assets and liabilities that are denominated in a currency other than U.S. dollar are remeasured into U.S. dollars at the exchange rate on the balance sheet date, while non-monetary items are remeasured at historical rates. Revenue and expenses are remeasured at weighted average exchange rates during the period. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in selling, general and administrative expenses in the Consolidated Statements of Operations and were not material for the years ended December 31, 2024 and 2023.

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

NOTE 3.     RECENT ACCOUNTING PRONOUNCEMENTS

In  November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280), to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. Amongst other amendments, the standard requires annual and interim disclosures of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), and interim disclosures about a reportable segment’s profit or loss and assets that are currently required annually. This standard does not change how an entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The standard is effective for fiscal years beginning after  December 15, 2023, and interim periods within fiscal years beginning after  December 15, 2024. The Company adopted ASU 2023-07 on  January 1, 2024. The effect of adopting the standard resulted in additional segment disclosures (see Note 20).

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), to disclose specific information about certain costs and expenses in the notes to its financial statements for interim and annual reporting periods. The objective of the disclosure requirements is to provide disaggregated information about a public business entity's expenses to help investors (a) better understand the entity's performance, (b) better assess the entity's prospects for future cash flows, and (c) compare an entity's performance over time and with that of other entities. The amendments in this ASU are effective for fiscal years beginning after  December 15, 2026, interim periods within fiscal years beginning after  December 15, 2027. The Company is currently evaluating the impact of adoption of this standard on its consolidated financial statements.

No other new accounting pronouncement issued or effective during the fiscal year are expected to have a material impact on the Company’s condensed consolidated financial statements or disclosures.

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 4.     CHINA JOINT VENTURE

In 2019, the Company executed a joint venture agreement with its Chinese supplier (the “China JV”) whereby the Company has a 51% ownership interest. The agreement required the Company to make capital contributions of approximately $357,000 into the newly formed entity, which were made in prior years. In June 2023, the Company executed an amendment to the joint venture agreement to increase the amount of its registered capital. The amendment requires the Company to make additional capital contributions to the China JV of $408,000, of which $153,000 has been made as of December 31, 2024. As of the date of these Consolidated Financial Statements, the joint venture has not commenced principal operations.

During 2024, the Company determined that the contributions made to the China JV to date are not sufficient for the China JV to fund expected losses without additional subordinated financial support. Accordingly, the Company has determined that the China JV is a VIE. The Company has determined that because it has the sole right to direct the activities of the China JV that most significantly impact its economic performance, and as the majority owner, has the obligation to absorb losses of the VIE and the right to receive benefits from the VIE that are significant to the China JV, that the Company is the primary beneficiary of the VIE. Accordingly, the China JV has been consolidated in these consolidated financial statements.

The China JV is organized as a limited liability company under the laws of the Peoples Republic of China, accordingly the Company's exposure to losses in the China JV is limited to the Company's registered capital in the Company, which is equal to the sum of the required capital contributions above. As the China JV has not commenced principal operations, the assets of the China JV are not available to settle obligations of the Company.

The following table summarizes the assets and liabilities of the China JV included in our consolidated balance sheets at December 31, 2024 and 2023, respectively:

	Year Ended
	December 31,
(In thousands)	2024	2023
Cash and cash equivalents	$13	$173
Prepaid expenses and other current assets	54	44
Property and equipment, net	247	262

Accounts payable	8	6
Accrued expenses and other current liabilities	33	—

Changes in the Company’s ownership investment in the China JV were as follows:

	Year Ended
	December 31,
(In thousands)	2024	2023
Beginning interest in China JV	$229	$219
Contributions	—	153
Net loss attributable to Apyx	(99)	(143)
Ending interest in China JV	$130	$229

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 5.     INVENTORIES

Inventories consisted of the following:

	December 31,	December 31,
(In thousands)	2024	2023
Raw materials	$3,973	$4,112
Work in process	1,918	2,257
Finished goods	2,705	4,429
Gross inventories	8,596	10,798
Less: provision for obsolescence	(1,032)	(875)
Inventories, net	$7,564	$9,923

NOTE 6.     PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,	December 31,
(In thousands)	2024	2023
Machinery and equipment	$2,677	$2,651
Furniture and fixtures	250	233
Computer equipment and software	1,171	1,018
Leasehold improvements	281	212
Molds	962	923
Total property, plant and equipment	5,341	5,037
Less: accumulated depreciation and amortization	(3,989)	(3,522)
Property and equipment in service	1,352	1,515
Construction in progress	635	400
Property and equipment, net	$1,987	$1,915

Total depreciation expense was $0.6 million and $0.7 million for the years ended December 31, 2024 and 2023, respectively. Depreciation expense is included within cost of goods sold and selling, general and administrative expense in the Consolidated Statements of Operations.

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

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 7.     LEASES

Operating Leases

The Company leases its facilities in Clearwater, Florida and Sofia, Bulgaria under non-cancelable operating lease agreements. In connection with the terms of the Purchase Agreement (see Note 6), during May 2023, the Company entered into a Single Tenant Industrial Building Lease (the “Lease”), pursuant to which the Property was leased back to the Company. The Lease has an initial term of ten (10) years commencing from the closing (the “Initial Term”), and a renewal term of five (5) years, exercisable at the Company’s option. The annual fixed rent is $619,500 for the first year of the Initial Term, and is subject to a 4% escalation every year thereafter through the Initial Term. Rent will be reset to the current market rate should the Company exercise the renewal option. The Lease provides for a 3% management fee on rent payments throughout the Initial Term and optional renewal term. During the year ended December 31, 2022, the Company entered into a one year extension on one of its leases on computer equipment. This extension resulted in reclassification of the lease from finance to operating. This lease expired during the year ended December 31, 2023 and the Company continued to rent the equipment on a month-to-month basis through January 2024 when it bought out the lease. The Company determined that the underlying assets did not have a remaining economic life that was long-term in nature and it recognized the buyout as variable lease costs. During the year ended December 31, 2022, the Company entered into a five-year extension of its Sofia, Bulgaria facility. These operating leases have terms expiring through May 2033.

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

Information about the Company’s lease costs are as follows:

	Year Ended
	December 31,
(in thousands)	2024	2023
Operating lease costs	$888	$732
Finance lease costs:
Amortization of right-of-use assets	21	31
Interest on lease liabilities	1	2
Variable lease costs	103	44
Total lease costs	$1,013	$809

Cash information related to our leases are as follows:

	Year Ended		Year Ended
	December 31, 2024		December 31, 2023
(in thousands)	Operating	Finance	Operating	Finance
Cash paid for lease liabilities	$778	$21	$643	$40

Information about the Company’s weighted average remaining lease terms and discount rate assumptions are as follows:

	Year Ended		Year Ended
	December 31, 2024		December 31, 2023
	Operating	Finance	Operating	Finance
Weighted average remaining lease term (in years)	8.0	2.6	8.9	3.6
Weighted average discount rate	8.58%	2.32%	8.42%	2.32%

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Maturities of lease liabilities as of December 31, 2024 are as follows:

(In thousands)	Operating	Finance
2025	$797	$21
2026	824	21
2027	852	12
2028	764	—
2029	794	—
Thereafter	2,958	—
Total lease payments	6,989	54
Less imputed interest	(2,171)	(1)
Present value of lease liabilities	4,818	53
Less current portion of lease liabilities	(335)	(20)
Long-term portion of lease liabilities	$4,483	$33

NOTE 8.     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	December 31,	December 31,
(in thousands)	2024	2023
Accrued payroll	$995	$829
Accrued bonuses	—	1,545
Accrued commissions	981	1,489
Accrued product warranties	428	445
Accrued product liability claim insurance deductibles	3,168	3,521
Accrued professional fees	390	518
Short-term contract liabilities	693	488
Other accrued expenses and current liabilities	1,096	826
Total accrued expenses and other current liabilities	$7,751	$9,661

Included in accrued payroll and related costs at December 31, 2024 is approximately $0.4 million of accrued severance costs for the Company’s former Executive Vice President. Included in accrued payroll and related costs at December 31, 2023 is approximately $0.3 million of accrued severance costs for the Company’s former Chief Financial Officer.

NOTE 9.     PRODUCT WARRANTIES

Product warranty activity consisted of the following for the years ended:

	December 31,	December 31,
(In thousands)	2024	2023
Beginning balance	$445	$391
Provision for product warranties	304	261
Product warranty costs incurred	(321)	(207)
Accrued product warranties	$428	$445

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 10.     JOINT AND SEVERAL PAYROLL LIABILITY

During 2018 and 2019, the Company improperly calculated and reported the amount of income to certain employees and did not collect and remit the correct amount of its employees’ portion of income and payroll taxes, related to stock option exercises as required by the IRS. Due to IRS statutory requirements, the Company had joint and several liability for the full amount that was not withheld and remitted to the proper taxing authorities. During the year ended December 31, 2023, the Company was relieved of the remaining $0.3 million, of its joint and several payroll liability due to the lapse of the statute of limitations on the liability. This adjustment is included in other income, net in the accompanying Consolidated Statements of Operations for the year ended December 31, 2023.

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

Issuance of MidCap Warrants

In connection with the Company’s obligations under the MidCap Credit Agreement, the Company issued to a statutory trust of MidCap Financial warrants to purchase up to 250,000 shares of its common stock, par value $0.001, with an exercise price of $3.40 per share. These warrants remain outstanding as of December 31, 2024.

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

The Perceptive Credit Agreement provided for a facility of up to $45 million, consisting of senior secured term loans. The Perceptive Credit Agreement provided for (i) an initial loan of $37.5 million and (ii) a delayed draw loan of $7.5 million. The Company's ability to borrow the delayed draw loan lapsed on December 31, 2024. The Credit Agreement matures on November 8, 2028.

On  November 7, 2024, the Company entered into an amendment to the Perceptive Credit Agreement. The amendment reduced the financial covenant trailing twelve-month revenue targets relating to its Advanced Energy segment and introduced a maximum operating expense financial covenant for 2025 and 2026. In connection with the amendment to the Perceptive Credit Agreement, the Company issued Perceptive 150,000 shares of its common stock. The Company determined that the amendment was a modification in accordance with ASC 470.

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The initial loan bears interest at a floating rate based on one-month SOFR, subject to a floor of 5.0%, plus 7.0% (12.0% at December 31, 2024). The effective interest rate on the loan was 14.7% at December 31, 2024. The first forty-eight (48) months of the loans constitute an interest-only period, with interest payable monthly on the last day of each month. Subsequent to the interest-only period, the outstanding principal amount of the loans is repayable in monthly payments of 3% of the outstanding balance on the payment date. All remaining outstanding principal, together with all accrued and unpaid interest, is due at maturity. The loan  may be voluntarily prepaid in full, or in part, at any time, subject to terms and conditions set forth in the Perceptive Credit Agreement. Additionally, the loan is subject to mandatory prepayment obligations, pursuant to the terms of the Perceptive Credit Agreement. Prepayments of the loan is subject to fees of 10%, 9%, 6%, 4% and 2% of the prepayment amounts made during the first year, second year, third year, fourth year, and thereafter, respectively.

Collateral

The obligations of the Company under the Perceptive Credit Agreement are secured by first priority liens on substantially all of its assets.

Covenants

As amended, the Perceptive Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and its subsidiaries, among other things, to incur debt, grant liens, make distributions, enter certain restrictive agreements, pay or modify subordinated debt, dispose of assets, make investments and acquisitions, enter into certain transactions with affiliates, and undergo certain fundamental changes, in each case, subject to limitations and exceptions set forth in the Perceptive Credit Agreement. As amended, the Perceptive Credit Agreement also requires the Company to satisfy certain financial covenants, including minimum trailing twelve month net revenue targets relating to its Advanced Energy segment (tested quarterly), with year-end targets of $34.4 million, $37.0 million, $52.4 million, and $60.3 million for 2024, 2025, 2026, and 2027, respectively. The amendment introduced a maximum operating expense financial covenant, with full year targets of $40.0 million and $45.0 million for 2025 and 2026, respectively. Additionally, the Company must maintain a balance of $3 million in cash and cash equivalents during the duration of the Perceptive Credit Agreement’s term. As of December 31, 2024, the Company was in compliance with the financial covenants contained within the Perceptive Credit Agreement, as amended. The Company’s continued compliance with covenants is subject to meeting or exceeding forecasted Advanced Energy revenues, as amended, and reducing operating expenses.

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

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Debt Discounts - Issuance of Warrants and Common Stock

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

In connection with the amendment to the Perceptive Credit Agreement, the Company paid lender fees of approximately $11,000 and issued to Perceptive 150,000 shares of its common stock. The Company included the fair value of the common stock in debt discounts and additional paid in capital in the accompanying consolidated financial statements.

Debt Issuance Costs

In connection with entering into the Perceptive Credit Agreement, the Company incurred debt issuance costs of approximately $1.5 million, comprised primarily of commissions paid to the financial advisor. These costs were allocated to the initial term loan and the currently unissued delayed draw term loan. The costs allocated to the issued term loan are being amortized using the effective interest method over the life of the loan. The costs allocated to the unissued delayed draw term were deferred and were recognized on December 31, 2024, at the point that the Company's rights to borrow on the term loan expired.

Other Debt Information

Included in interest expense for the year ended December 31, 2024 are $516,000 and $641,000 of amortization of the debt issuance costs and debt discounts, respectively. Included in interest expense for the year ended December 31, 2023 are $214,000 and $331,000 of amortization of the debt issuance costs and debt discounts, respectively, including accretion of the exit fee on the Company’s prior credit agreement.

The Company’s term loan, net consists of the following at  December 31, 2024:

	December 31,	December 31,
(In thousands)	2024	2023
Term loan	$37,500	$37,500
Unamortized debt issuance costs	(979)	(1,240)
Unamortized debt discount	(2,628)	(3,075)
Term loan, net	$33,893	$33,185

As of December 31, 2024, principal repayments on the term loan are as follows:

(In thousands)
2025	$—
2026	—
2027	2,216
2028	35,284
Total repayments	$37,500

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

At December 31, 2024 and 2023, respectively, the Company had recorded approximately $2.0 million and $1.7 million of contract liabilities and $0.4 million and $0.5 million of contract assets related to customer prepayments and the deferral of revenues and expenses under these agreements. At December 31, 2024, $0.7 million of the contract liabilities and $0.1 million of the contract assets are presented as current in the accompanying Consolidated Balance Sheets within accrued expenses and other current liabilities and prepaid expenses and other current assets, respectively. At December 31, 2023, $0.5 million of the contract liabilities and $0.1 million of the contract assets are presented as current in the accompanying Consolidated Balance Sheets within accrued expenses and other current liabilities and prepaid expenses and other current assets, respectively.

During the year ended December 31, 2024, the Company recognized approximately $0.1 million of contract liabilities and $0.1 million of contract assets that existed as of December 31, 2023, in sales and cost of sales, respectively, in the accompanying Consolidated Statement of Operations. During the year ended December 31, 2023, the Company recognized approximately $0.2 million of contract liabilities and $0.1 million of contract assets that existed as of December 31, 2022, in sales and cost of sales, respectively, in the accompanying Consolidated Statement of Operations.

NOTE 13.     REGISTERED DIRECT OFFERING

On November 7, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with several institutional investors named therein (the “Purchasers”), pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “Registered Offering”), an aggregate of: (i) 3,000,000 shares (the “Shares”) of Common Stock, at an offering price of $1.18 per share, and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 2,934,690 shares of Common Stock (the “Warrant Shares”) at an offering price of $1.179 per Pre-Funded Warrant (which represents the per share offering price for Common Stock, less the exercise price per share for each Pre-Funded Warrant of $0.001).

After deducting incremental direct costs of the Registered Offering, the Company's net proceeds were approximately $6.8 million. The Company intends to use the net proceeds from the Registered Offering for working capital and general corporate purposes. The Registered Offering closed on November 8, 2024.

The Purchase Agreement contains customary representations and warranties and agreements of the Company and the Purchasers and customary indemnification rights and obligations of the parties. Subject to certain ownership limitations described in the Purchase Agreement and Pre-Funded Warrants, the Pre-Funded Warrants are immediately exercisable and may be exercised at a nominal consideration of $0.001 per share of Common Stock at any time until all of the Pre-Funded Warrants are exercised in full. A holder will not have the right to exercise any portion of the Pre-Funded Warrants if the holder (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Pre-Funded Warrants.

The Pre-Funded warrants were classified as equity in accordance with ASC 815, Derivatives and Hedging, given the Pre-funded warrants are indexed to the Company's own shares of common stock and are accounted for as a component of additional paid-in capital at the time of issuance. The Pre-Funded warrants are included in the calculation of basic and diluted loss per share.

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 14.     EARNINGS (LOSS) PER SHARE

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

	Year Ended
	December 31,
(in thousands, except per share data)	2024	2023
Numerator:
Net loss attributable to stockholders	$(23,463)	$(18,713)

Denominator:
Weighted average shares outstanding - basic and diluted	35,542	34,622

Loss per share: Basic and diluted	$(0.66)	$(0.54)

Anti-dilutive instruments excluded from diluted loss per common share:
Options	7,638	7,343
Warrants	1,500	1,500

NOTE 15.     INCOME TAXES

Components of income tax (benefit) expense are as follows:

	December 31,	December 31,
(In thousands)	2024	2023
Current:
Federal	$—	$(2,646)
State	24	29
Foreign	228	185
	252	(2,432)

Deferred:
Federal	(3,669)	(3,386)
State	(585)	(989)
	(4,254)	(4,375)

Valuation allowance	4,254	4,375

Total income tax (benefit) expense	$252	$(2,432)

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Below is a reconciliation of the statutory federal income tax rate to the Company's effective tax rate:

	Year Ended December 31,
	2024	2023
Federal tax provision	21.0%	21.0%
State taxes (net of federal benefit)	2.5%	4.6%
Valuation allowance	(18.3)%	(20.6)%
Incentive stock compensation expense	(1.4)%	(1.8)%
Section 162(m) compensation	(1.2)%	(1.4)%
GILTI	(1.9)%	(1.9)%
Uncertain tax positions	—%	9.8%
Other	(1.8)%	1.7%
Total	(1.1)%	11.4%

Major components of the Company’s deferred tax assets (liabilities) are as follows:

	December 31,	December 31,
(In thousands)	2024	2023
Deferred tax assets:
Loss and credit carryforwards	$12,126	$8,771
Stock-based compensation	2,524	2,890
Research and development capitalization	2,890	2,178
Lease liabilities	1,153	1,276
Accrued insurance deductibles	653	798
Interest expense limitation	1,429	599
Accrued bonuses	—	408
Deferred revenue	310	325
Inventory 263A adjustment	157	231
Other	814	556
Total deferred tax assets	22,056	18,032
Valuation allowance	(20,697)	(16,443)
Total deferred tax assets, net of valuation allowance	1,359	1,589
Deferred tax liabilities:
Lease right-of-use assets	(1,116)	(1,253)
Property and equipment	(134)	(165)
Other	(109)	(171)
Total deferred tax liabilities	(1,359)	(1,589)
Net deferred tax assets	$—	$—

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

The Company assesses the financial statement impact of an uncertain tax position taken or expected to be taken on an income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained. As of December 31, 2024 and 2023, the Company has no uncertain tax positions.

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company is subject to U.S. federal and state income tax examination. The Company’s 2021 through 2023 U.S. federal income tax returns are subject to examination by the Internal Revenue Service (“IRS”). The Company’s state income tax returns are subject to examination for the 2020 through 2023 tax years.

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

All employees are eligible to participate upon completing three months of service. The employees may make voluntary contributions to the plan up to the maximum percentage allowed by the Internal Revenue Code. Vesting in employee matching contributions is graded and depends on the years of service. After three years from their date of hire, the employees are 100% vested. The Company makes matching contributions of 50% of the employee contributions up to a total of 3% of participant payroll. Matching contributions made by the Company totaled approximately $0.3 million and $0.4 million for the years ended December 31, 2024 and 2023, respectively.

NOTE 17.     RELATED PARTY TRANSACTIONS

Some relatives of Nikolay Shilev, Apyx Bulgaria’s Managing Director, are considered related parties. Teodora Shileva, Mr. Shilev’s spouse, is an employee of the Company working in the accounting department. Svetoslav Shilev, Mr. Shilev’s son, is a quality manager in the quality assurance department.

The partner in the Company’s China joint venture is also a supplier of the Company. For the years ended December 31, 2024 and 2023, the Company made purchases from this supplier of approximately $1.0 million and $0.6 million, respectively. At December 31, 2024 and 2023, the Company had payables to this supplier of approximately $243,000 and $82,000, respectively.

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

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

During 2022, the Company was notified of certain procedures alleged to have been performed by the same physician and which are currently the subject of two related products liability cases within the courts. During 2023, the Company was notified by its insurance carriers that all or most of the ten individual plaintiff’s allegations could be subject to separate deductibles notwithstanding the commonality of each underlying occurrence. During  March 2024, two of the plaintiffs claims were dismissed by the courts. Additionally, during 2024, the Company determined that one of the procedures was performed by a different physician. The Company has determined that a loss, comprised of estimated costs to defend the Company against the lawsuits, is probable and that the range of estimated losses is approximately $1,650,000 to $1,950,000. The Company recorded an estimated loss of $1,450,000 related to the matters during 2022 and $200,000 related to the matters during 2024. It is at least reasonably possible that a change in the actual amount of loss will occur in the near term, though management expects the actual amount of loss will be within the estimated range of losses.

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

Purchase Commitments

At December 31, 2024, the Company has purchase commitments for inventories totaling approximately $2.6 million, all of which is expected to be purchased by the end of 2025.

Concentrations

Sales to one customer within the OEM segment represented 11% of sales for the year ended December 31, 2024.

Receivables from two customers within the Advanced Energy segment represented 22% of trade accounts receivable at December 31, 2023.

There were no other significant sales or receivable concentrations for the years ended December 31, 2024 and 2023.

NOTE 19.     STOCK OPTIONS

The following table summarizes the stockholder approved plans pursuant to which equity awards are granted together with the number of shares authorized for the issuance and the approximate number of shares available for future grants at December 31, 2024:

		# Available
	# Approved by	December 31,
Stockholder approved plan	Stockholders	2024
2012 Share Incentive Plan	750,000	—
2015 Executive and Employee Stock Option Plan	2,000,000	260,000
2017 Executive and Employee Stock Option Plan	3,000,000	290,000
2019 Share Incentive Plan	2,000,000	270,000
2021 Share Incentive Plan	1,375,000	180,000
2023 Share Incentive Plan	1,600,000	880,000

On January 15, 2025, the Company granted employees and directors approximately 800,000 options to purchase common shares of the Company's stock at an exercise price of $1.42. All options granted were pursuant to the plans noted above. The employee options vest over a period of three years and the directors options vest over a period of one year.

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The status of the Company’s stock options is summarized as follows:

		Weighted average
	Number of options	exercise price
Outstanding at December 31, 2022	6,520,444	$7.12
Granted	1,527,865	2.63
Exercised	(57,000)	2.65
Canceled and forfeited	(648,426)	6.18
Outstanding at December 31, 2023	7,342,883	$6.31
Granted	1,587,929	2.26
Exercised	(569)	2.50
Canceled and forfeited	(1,291,785)	6.09
Outstanding at December 31, 2024	7,638,458	$5.50

	Number of options	Weighted average grant date fair value
Non-vested at December 31, 2023	2,055,781	$3.90
Granted	1,587,929	1.74
Vested	(1,108,650)	4.17
Forfeited	(414,413)	2.16
Non-vested at December 31, 2024	2,120,647	$2.49

Common shares required to be issued upon the exercise of stock options would be issued from authorized and unissued shares. Options are valued using the Black-Scholes model. For employee grants, the Company calculates expected life via the simplified method. For non-employee grants, the Company calculates expected life using a combination of past exercise behavior, the contractual term and expected remaining exercise behavior. Inputs used in the valuation models are as follows:

	2024 Grants	2023 Grants
Exercise price	1.02 - 2.42	2.50 - 4.21
Risk-free rate	3.9% - 4.2%	3.6% - 4.3%
Expected dividend yield	—	—
Expected volatility	92.1% - 95.1%	85.8% - 88.4%
Expected term (in years)	6	6

The Company recognized approximately $4,013,000 and $5,114,000 in stock-based compensation expense during the years ended December 31, 2024 and 2023, respectively.

The intrinsic value of each option share is the difference between the fair value of our common stock and the exercise price of such option share to the extent it is “in-the-money”. Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation at December 31, 2024 is based on the $1.58 closing stock price of the Company's common stock on December 31, 2024, the last trading day of 2024.

As of December 31, 2024, there were 7,214,329 stock options outstanding and expected to vest with an aggregate intrinsic value of approximately $60,000. These options have a weighted average exercise price of $5.62 and a weighted average remaining contractual term of approximately 6 years.

As of December 31, 2024, there were 5,517,811 stock options outstanding and exercisable with an aggregate intrinsic value of approximately $30,000. These options have a weighted average exercise price of $6.26 and a weighted average remaining contractual term of approximately 5 years.

The total intrinsic value of in the money options exercised during the years ended December 31, 2024 and 2023, was approximately $0 and $210,000, respectively. Intrinsic value of exercised shares is the fair value of such shares on the date of exercise less the exercise price of the option on the exercise date.

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The total fair value of options granted during the years ended December 31, 2024 and 2023, was approximately $2,770,000 and $2,980,000, respectively. The weighted average fair value of options granted during the years ended December 31, 2024 and 2023, was $1.74 and $1.95, respectively. The total fair value of options vested during the years ended December 31, 2024 and 2023, was approximately $4,620,000 and $6,900,000, respectively.

The Company allows employees to exercise stock-based awards by surrendering stock-based awards with an intrinsic value equal to the cumulative exercise price of the stock-based awards being exercised, referred to as net settlements. These surrenders are included in stock options exercised in the options rollforward above. During the years ended December 31, 2024 and 2023, the Company received 531 and 10,967 options as payment in the exercise of 38 and 11,033 options, respectively.

As of December 31, 2024, there was approximately $2,140,000 of total unrecognized stock-based compensation expense, related to unvested stock options granted under the plans above. This expense is expected to be recognized over a weighted-average period of approximately 1 year.

NOTE 20.     GEOGRAPHIC AND SEGMENT INFORMATION

Operating segments are aggregated into reportable segments only if they exhibit similar economic characteristics. In addition to similar economic characteristics, the Company also considers the following factors in determining the reportable segments: the nature of business activities, the management structure directly accountable to its Chief Operating Decision Maker ("CODM") for operating and administrative activities, availability of discrete financial information and information presented to the Board of Directors and investors. Charles D. Goodwin, CEO, is the Company's CODM. The CODM uses gross profit to assess segment performance and allocate resources, including employees and capital resources. The Company has included additional financial measures regularly reported to the CODM on a segment basis in the tables below along with a reconciliation between these measures and net loss (income). All other operating expenses are not regularly reported to the CODM on a segment basis. Asset information is not reviewed by the CODM by segment and is not available by segment. Accordingly, the Company has not presented a measure of assets by segment.

The Company’s reportable segments are disclosed as principally organized and managed as two operating segments: Advanced Energy and OEM. "Corporate & Other" includes certain unallocated corporate and administrative costs which were not specifically attributed to any reportable segment. The Advanced Energy segment is comprised primarily of sales of its Helium Plasma Technology products marketed and sold as Renuvion in the cosmetic surgery market. Renuvion and J-Plasma offer surgeons a unique ability to provide controlled heat to tissue to achieve their desired results. These sales consist of electrosurgical generators, single-use handpieces, accessories and related products sold in the cosmetic surgical market. The OEM segment is comprised primarily of sales related to the development and contract manufacturing of surgical devices, accessories and handpieces.

Summarized financial information with respect to reportable segments is as follows:

	Year Ended December 31, 2024
(In thousands)	Advanced Energy	OEM	Corporate & Other	Total
Sales	$38,606	$9,496	$—	$48,102
Cost of sales	11,259	7,483	—	18,742
Gross profit	27,347	2,013	—	29,360

Commissions	4,546	—	—	4,546
All other expenses(i)	26,690	40	16,929	43,659
(Loss) income from operations	(3,889)	1,973	(16,929)	(18,845)
Interest income	—	—	1,606	1,606
Interest expense	—	—	(5,907)	(5,907)
Other loss, net	—	—	(161)	(161)
(Loss) income before income taxes	(3,889)	1,973	(21,391)	(23,307)
Income tax expense	—	—	252	252
Net (loss) income	(3,889)	1,973	(21,643)	(23,559)

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	Year Ended December 31, 2023
(In thousands)	Advanced Energy	OEM	Corporate & Other	Total
Sales	$43,382	$8,967	$—	$52,349
Cost of sales	12,166	6,424	—	18,590
Gross profit	31,216	2,543	—	33,759

Commissions	6,515	—	—	6,515
All other expenses (i)	25,657	19	21,519	47,195
Gain on sale-leaseback	—	—	(2,692)	(2,692)
(Loss) income from operations	(956)	2,524	(18,827)	(17,259)
Interest income	—	—	921	921
Interest expense	—	—	(2,478)	(2,478)
Other income, net	—	—	622	622
Loss on extinguishment of debt	—	—	(3,088)	(3,088)
(Loss) income before income taxes	(956)	2,524	(22,850)	(21,282)
Income tax expense			(2,432)	(2,432)
Net (loss) income	(956)	2,524	(20,418)	(18,850)

(i) For the Advanced Energy segment, all other expenses includes salaries and related costs, research and development, professional services, including marketing and physician consulting, and other selling, general, and administrative expenses such as travel and entertainment, advertising, trade show fees and meeting and training costs. For the OEM segment, substantially all related expenses are recorded as cost of sales, therefore no significant segment specific operating expenses are incurred. For Corporate & Other, all other expenses includes salaries and related costs, professional services, including legal, accounting and audit fees, investor relations consulting, information technology consulting, board of directors’ stock compensation expense, and general and administrative expenses, such as insurance, building lease costs, depreciation and computer software.

International sales in 2024 and 2023, were 29.3% and 26.8% of sales, respectively. Revenue by geographic region, based on the "ship to" location on the invoice are as follows:

	Year Ended December 31,
(In thousands)	2024	2023
Sales by Domestic and International
Domestic	$34,022	$38,345
International	14,080	14,004
Total	$48,102	$52,349

Tangible long-lived assets by geographic location are as follows:

	Year Ended December 31,
(In thousands)	2024	2023
Long-lived assets by Domestic and International
Domestic	$5,532	$5,728
International	1,206	1,418
Total	$6,738	$7,146

APYX MEDICAL CORPORATION

APYX MEDICAL CORPORATION

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management has established and maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2024, the Company's disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management carried out an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2024, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control Integrated Framework (2013). Based on that evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our year ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Governance and Nominating Committee believes that all directors, including nominees, should possess the highest personal and professional ethics, integrity and values and be committed to representing the long-term interests of our stockholders. The Governance and Nominating Committee will consider criteria including the nominee’s current or recent experience as a senior executive officer, whether the nominee is independent, as that term is defined in existing independence requirements of the Nasdaq Global Select Market, the business, scientific or engineering experience currently desired on the Board, geography, the nominee’s industry experience and the nominee’s general ability to enhance the overall composition of the Board.

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

Directors serve for one-year terms and are elected at the annual stockholders’ meeting. Set forth below is information regarding the executive officers, directors and key employees of Apyx Medical Corporation as of March 13, 2025.

Name	Age	Position	Director Since
Charles D. Goodwin	59	Chief Executive Officer and Director	December 2017
Matthew Hill	56	Chief Financial Officer, Treasurer and Secretary	N/A
Moshe Citronowicz	72	Senior Vice President	N/A
Shawn Roman	53	Chief Operating Officer	N/A
Stavros Vizirgianakis	54	Chairperson of the Board	May 2024
Lawrence J. Waldman	78	Lead Independent Director	March 2011
Minnie Baylor-Henry	77	Director	August 2019
Wendy Levine	52	Director	August 2021

APYX MEDICAL CORPORATION

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

Knowledge, Skills and Experience Matrix
	Vizirgianakis	Goodwin	Waldman	Baylor-Henry	Levine
Public Company Board Experience	X	X	X	X
Financial	X	X	X	X
Risk Management		X	X	X
Accounting			X
Corporate Governance/Ethics	X	X	X	X
Legal/Regulatory	X	X		X
HR/Compensation	X	X	X
Executive Experience	X	X	X	X	X
Operations	X	X
Strategic Planning/Oversight	X	X	X	X	X
Sales and Marketing	X	X			X
Technology	X		X
Medical Device Industry	X	X		X

Stavros Vizirgianakis, age 54, Chairperson of the Board of Directors since May 2024, is an investor and strategic advisor to companies in the medical device field.  He currently serves on the Board of Directors at the following healthcare companies: Tally Surgical, Inc.; Theragenics Corporation; Xtant Medical Holdings, Inc. (NYSE American: XTNT); and Medinotec, Inc. (OTCQX: MDNC).  Mr. Vizirgianakis previously served on the Board of Directors at Bioventus Inc. (Nasdaq: BVS) and Tenaxis Medical.

Mr. Vizirgianakis is the former Chief Executive Officer of medical device company, Misonix, Inc., which he led from 2016 through the company's acquisition of Bioventus Inc. in 2021.  He previously served as Managing Director of the Medical Devices business at Ascendis Health Limited (JSE: ASC) from 2014 to 2016.  Mr. Vizirgianakis co-founded Surgical Innovations, one of the largest privately-owned medical device distributors in the African region, which later became part of Ascendis Health Limited.  His career in the medical device industry also includes experience serving as Director of Sales for sub-Saharan Africa at United States Surgical Corporation and as General Manager of South Africa at Tyco Healthcare.  Mr. Vizirgianakis holds a degree in Commerce from the University of South Africa.  The Company believes Mr. Vizirgianakis is qualified to serve as the Chairperson of the Board and as a Director given his extensive experience in the medical device industry.

APYX MEDICAL CORPORATION

Charles D. Goodwin, age 59, Chief Executive Officer and a Director of Apyx Medical since December 2017, is an accomplished senior executive with over 30 years of experience in the healthcare industry. Before joining Apyx Medical in December 2017, Mr. Goodwin was the Chief Executive Officer of MIS Implants Technologies, Inc., a privately held company specializing in dental implants. Prior to this position, Mr. Goodwin spent more than 11 years with Olympus/Gyrus ACMI in a variety of commercial and leadership roles of increasing responsibility. Mr. Goodwin began as a regional sales director for Gyrus in 2002 and was later promoted to Vice President of Sales, overseeing the Company’s strong commercial ramp and assisting Gyrus’ executive leadership team in the successful acquisition of American Cytoscope Makers, or “ACMI”, for $500 million in 2005. As President of Gyrus ACMI’s surgical division, Mr. Goodwin developed the company’s global distribution network and achieved average annual sales growth of 35% for three consecutive years, resulting in a promotion to President of Worldwide Sales in 2007. As President of Worldwide Sales for Gyrus ACMI, Mr. Goodwin was responsible for a global business with approximately 700 employees and was a key contributor to the successful sale of Gyrus ACMI to Olympus for $2.2 billion in 2008. Mr. Goodwin served as Group Vice President of Olympus Corporation’s global surgical energy group, where he was responsible for commercial strategy, R&D and operations for a business with more than 500 employees worldwide. Mr. Goodwin held this position for five years before joining MIS Implants Technologies, Inc. in 2014. In March, 2022 Mr. Goodwin joined the Board of ZSX Medical, LLC, a clinical stage medical device company improving minimally-invasive surgery. Mr. Goodwin holds a B.A. in Finance and Economics from Eastern Washington University. The Company believes Mr. Goodwin is qualified to serve as a Director given his over 30 years of experience in the medical device industry.

Matthew Hill, age 56, Chief Financial Officer, Treasurer and Secretary since December 2023. Prior to joining Apyx Medical, Mr. Hill served as the Chief Financial Officer of PDS Biotechnology Corporation (Nasdaq: PDSB) (“PDS Biotech”), a clinical-stage immunotherapy company, where he led all aspects of the company’s budgeting, forecasting, financial management and reporting. Prior to joining PDS Biotech, he served as Chief Financial Officer of Strata Skin Sciences (Nasdaq: SSKN), a medical technology company developing, commercializing and marketing products for the treatment of dermatologic conditions, from 2018 to 2021. Prior to joining Strata Skin Sciences, Mr. Hill served as Chief Financial Officer at several companies, including Velcera, Inc., which developed pet medication for the companion animal health industry, and EP MedSystems, which developed and marketed cardiac electrophysiology products. He was also a Senior Manager at the international accounting and consulting firm, Grant Thornton LLP. Mr. Hill holds a Bachelor of Science in Accounting from Lehigh University.

Moshe Citronowicz, age 72, Senior Vice President since 2012, came to the United States in 1978 and has worked in a variety of manufacturing and high technology industries. In October 1993, Mr. Citronowicz joined the Company as Vice President of Operations and served as Chief Operating Officer until November 2011. Currently, he is serving as the Senior Vice President. Mr. Citronowicz’s employment contract extends to December 31, 2025.

Lawrence J. Waldman, CPA, age 78, Director since March 2011, Lead Independent Director, and Audit Committee Chair. Mr. Waldman has over 50 years of experience in public accounting. Mr. Waldman currently serves as a senior advisor to First Long Island Investors, LLC, an investment and wealth management firm since May 2016. Prior to that Mr. Waldman served as an advisor to the accounting firm of EisnerAmper LLP, where he was previously the Partner-in-Charge of Commercial Audit Practice Development for Long Island since September 2011. Prior to joining EisnerAmper LLP, Mr. Waldman was the Partner-in-Charge of Commercial Audit Practice Development for Holtz Rubenstein Reminick, LLP from July 2006 to August 2011. Mr. Waldman was the Managing Partner of the Long Island office of KPMG LLP from 1994 through 2006, the accounting firm where he began his career in 1972. Mr. Waldman was elected to the Board of Directors of Comtech Telecommunications Corp. in August of 2015 and since December 2015, serves as Chair of its Audit Committee, and since December 17, 2021 serves as its Lead Independent Director. In October 2016, Mr. Waldman was appointed and subsequently in December 2016 elected to the Board of Directors of CVD Equipment Corporation, and serves as the Chair of the Audit Committee and as Lead Independent Director. In January 2021, Mr. Waldman was appointed to serve as non-Executive Chairman of the Board of CVD Equipment Corporation. Mr. Waldman also served through October 2018 as a member of the Board of Directors of Northstar/ RXR Metro Income Fund, a non-traded Real Estate Investment Trust, where he also had served as a member of its Audit Committee starting in 2014. Mr. Waldman also served as a member of the State University of New York’s Board of Trustees and as Chair of its Audit Committee. He previously served as the Chairman of the Board of Trustees of the Long Island Power Authority and as Chair and a member of the Finance and Audit Committee of its Board of Trustees. Mr. Waldman meets the definition of a financial expert as defined by the SEC and the Nasdaq Global Select Market. The Company believes Mr. Waldman is qualified to serve as Director, Audit Committee Chair and Lead Independent Director because of his over 40 years of experience in public accounting and his positions on various boards.

APYX MEDICAL CORPORATION

Minnie Baylor-Henry, age 77, Director and Regulatory Compliance Committee Chair since August 2019. Ms. Baylor-Henry has over 25 years of regulatory affairs experience. She is the President of B-Henry & Associates, LLC, a consulting firm that she founded to provide regulatory strategic support to life sciences companies. Prior to starting her consulting company, she held various executive level positions over a 15-year period at Johnson & Johnson (J&J). Before retiring from J&J in 2015, she was the Worldwide Vice President of Regulatory Affairs-Medical Devices. During her time at J&J, she also had served as the Vice President-Medical & Regulatory Affairs in the Over-the Counter Group, as well as Senior Director, Regulatory Affairs- Pharmaceuticals. Ms. Baylor-Henry also worked for Deloitte & Touche (2008-2010) as the National Director Regulatory Affairs- Life Sciences. Prior to joining the private sector, she worked for the US Food & Drug Administration (1991-1999) in many roles, including serving as the Director of the Division of Drug, Marketing, Advertising & Communications and the FDA’s National Health Fraud Coordinator.

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

Wendy Levine, age 52, Director, has over 25 years of healthcare marketing and advertising experience across the pharmaceutical, biotech, medical device and vaccine sectors. She is currently Group President and head of the advertising business at 21GRAMS, part of Real Chemistry, a global health innovation company that she founded with her partners in 2018. From 2003 to 2007, Ms. Levine worked at Johnson & Johnson, where she served as Group Product Director in the Specialty Pharmaceuticals Business Unit and then as Director, Stakeholder Marketing in the Medical Device Business Unit. From 2007 to 2009, Ms. Levine held the position of Senior Director of Marketing for the influenza portfolio at Novartis Vaccines. From 2009 to 2014, a love for advertising brought her to the agency world, where she rose through the ranks within account management at The Bloc. From 2014 to 2015, Ms. Levine held the role of EVP, Managing Director at McCann Health. From 2015 to 2017, she worked as Director of Client Services at GSW. Ms. Levine received her bachelor’s degree in interdisciplinary studies (economics and Western European culture) from the University of Pittsburgh and a master’s degree in education from Beaver College (Arcadia University). The Company believes Ms. Levine is qualified to serve as Director because of her extensive experience in marketing and advertising.

During November 2024, the Board added John Featherstone as a Board observer. Mr. Featherstone is an accomplished commercial executive with over 20 years of progressive leadership experience in the aesthetic and medical device industry. He has held senior leadership positions at several leading medical aesthetics companies, including Cytrellis Biosystems, Inc., Curtera, Inc., and Cynosure Inc., where he led strategic initiatives that drove revenue and built high-performance teams. We believe that Mr. Featherstone will bolster our commercial efforts and align our interests more closely with shareholders.

Involvement in Certain Legal Proceedings

None

Independent Board Members

The Board currently has four independent members, Stavros Vizirgianakis, Lawrence J. Waldman,  Minnie Baylor-Henry and Wendy Levine, each of whom meets the existing independence requirements of the Nasdaq Global Select Market and the Securities and Exchange Commission.

Board Leadership

On May 7, 2024, the Board appointed Stavros Vizirgianakis to serve as a director and non-executive Chairperson of the Board. The Board has no formal policy with respect to separation of the positions of Chairperson and CEO or with respect to whether the Chairperson should be a member of management or an independent director, and believes that these are matters that should be discussed and determined by the Board from time to time. We believe Mr. Vizirgianakis is best suited for leading discussions, at the Board level, regarding performance relative to our corporate strategy and these discussions account for a significant portion of the time devoted at our Board meetings.

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

Risk Management

The Board believes that risk management is an important component of the Company’s corporate strategy. While specific risks are assessed at the committee levels, the Board, as a whole, oversees the risk management process, and discusses and reviews with management major policies with respect to risk assessment and risk management. The Board is regularly informed through its interactions with management and committee reports about risks faced in the course of business. The Audit Committee also takes an active role in risk assessment and risk management.

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

At December 31, 2024, the Audit Committee consisted of four independent members of the Board of Directors, Lawrence J. Waldman, Stavros Vizirgianakis, Minnie Baylor-Henry, and Wendy Levine. As a smaller reporting company, we are required to have at least two independent members comprising our Audit Committee in accordance with Rule 10A-3 of the Securities Exchange Act of 1934 and the rules of the Nasdaq Global Select Market. During 2024, Mr. Waldman served as the Audit Committee Chairperson and financial expert. The Audit Committee meets as often as it determines necessary but not less frequently than once every fiscal quarter.

Governance and Nominating Committee

The Governance and Nominating Committee is responsible for matters relating to the corporate governance of our company and the nomination of members of the board and committees thereof. The Governance and Nominating Committee also provides oversight to the Company over its Environmental, Social and Governance (“ESG”) initiatives. At December 31, 2024, our Governance and Nominating Committee consisted of four independent members of the Board of Directors, Stavros Vizirgianakis who serves as Chairperson, Lawrence J. Waldman, Wendy Levine and Minnie Baylor-Henry. The Governance and Nominating Committee meets as often as it determines necessary, but not less than once a year.

APYX MEDICAL CORPORATION

Compensation Committee

The Compensation Committee is responsible for overseeing our compensation and employee benefit plans (including those involving the issuance of our equity securities) and practices, including formulating, evaluating and approving the compensation of our executive officers and reviewing and recommending to the full Board of Directors the compensation of our Chief Executive Officer. At December 31, 2024, our Compensation Committee consisted of four independent members of the Board of Directors, Wendy Levine who served as Chairperson, Stavros Vizirgianakis, Lawrence J. Waldman and Wendy Levine. The Compensation Committee meets as often as it determines necessary, but not less than once a year.

Regulatory Compliance Committee

The Regulatory Compliance Committee, formed in the third quarter of 2019, is responsible for matters relating to the Company’s overall non-financial regulatory and compliance strategies and systems. Specifically, the Committee provides oversight of management’s efforts to comply with the requirements for a medical device company operating in a highly regulated environment with respect to healthcare compliance, product quality and safety, and other areas as directed by the Board. At December 31, 2024, our Regulatory Compliance Committee consisted of four independent members of the Board of Directors, Minnie Baylor-Henry who serves as Chairperson, Stavros Vizirgianakis, Lawrence J. Waldman and Wendy Levine. The Regulatory Compliance Committee meets as often as it determines necessary, but not less than once a year.

The table below indicates the current membership of each committee and how many times the Board and each committee met and/or acted by written consent in 2024:

			Governance and		Regulatory
	Board	Audit	Nominating	Compensation	Compliance
Stavros Vizirgianakis	Chair	Member	Chair	Member	Member
Charles D. Goodwin	Member
Lawrence J. Waldman	Member	Chair**	Member	Member	Member
Minnie Baylor-Henry	Member	Member	Member	Member	Chair
Wendy Levine	Member	Member	Member	Chair	Member
Number of Meetings*	10	6	1	2	1

* Includes formal meetings and acts of written consent.

** Mr. Waldman has also been designated the Audit Committee’s financial expert as well as the Board’s Lead Independent Director.

Code of Ethics

A copy of our Code of Ethics (the “Code”), which expressly includes the fiduciary responsibilities of the CEO and CFO, is available on our website at https://apyxmedical.com/code-of-ethics-and-conduct/ and is reviewed on an annual basis. We also have made available a whistleblower hotline that provides a mechanism for reporting breaches of the Code in an anonymous manner.

Review and acknowledgement of the Code is required of all new employees as part of the on-boarding process, and of all existing employees on an annual basis.

Insider Trading Policy

The Company has adopted an insider trading policy that governs the purchase, sale and/or other dispositions of our securities by our directors, officers and employees, as well as their immediate family members and others who may have access to material nonpublic information concerning the Company, and that is designed to promote compliance with insider trading laws, rules and regulations. A copy of our Insider Trading Policy is contained within the Code and is filed as an exhibit to this Annual Report on Form 10-K.

APYX MEDICAL CORPORATION

ITEM 11. Executive Compensation Discussion and Analysis

INTRODUCTION

This Compensation Discussion & Analysis (“CD&A”) explains our executive compensation program for our named executive officers (“NEOs”) listed below. This CD&A also describes the Compensation Committee’s process for making pay decisions, as well as its rationale for specific decisions related to the fiscal year ended December 31, 2024.

Although Apyx Medical qualifies as a “smaller reporting company” as defined by the SEC, which allows us to take advantage of scaled-back disclosure requirements, we are including more extensive narrative about our executive compensation program in an effort to be more transparent. We are also committed to keeping an open dialogue with our stockholders to help ensure that we have a regular pulse on investor perspectives and, as we continue to grow, we intend to further enhance our outreach efforts during 2025 and into the future.

Name	Position
Charles D. Goodwin	President, CEO and Director
Moshe Citronowicz	Senior Vice President
Todd Hornsby	Executive Vice President(1)
Matthew Hill	Chief Financial Officer
Shawn Roman	Chief Operating Officer(2)

(1) Departed role as Executive Vice President on November 4, 2024.

(2) Assumed role as Chief Operating Officer on November 6, 2024.

2024 Business Overview

We are an advanced energy technology company with a passion for elevating people’s lives through innovative products, including our Helium Plasma Technology products marketed and sold as Renuvion in the cosmetic surgery market and J-Plasma in the hospital surgical market. Renuvion and J-Plasma offer surgeons a unique ability to provide controlled heat to tissue to achieve their desired results. We also leverage our deep expertise and decades of experience in unique waveforms through OEM agreements with other medical device manufacturers. Below are key financial and operational highlights:

•	Total revenue of $48.1 million, representing a decrease of 8.1% year-over-year
•	Advanced Energy revenue of $38.6 million, representing a decrease of 11.0% year-over-year
•	Loss from operations of $18.8 million vs. $17.3 million in 2023

In November 2024, we undertook a cost saving restructuring which included an organizational reduction in force to better focus, optimize and streamline operations. As a result of the organizational changes, we reduced our U.S. workforce by nearly 25%. We estimate the annualized future cost savings from the reduction in force to be approximately $4.3 million which we expect to contribute to our goal of decreasing loss and achieving cash-flow breakeven. We incurred pre-tax charges of approximately $0.6 million in the fourth quarter of 2024 representing, for the most part, one-time cash expenditures for severance and other employee termination benefits. In addition to the reduction in force, we have eliminated bonuses in 2024, reduced the size of the board of directors from eight to five members and reduced aggregate board cash compensation from $0.5 million annually to $0.1 million, while increasing board stock-based compensation.

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

On November 7, 2024, we entered into an amendment to the Perceptive Credit Agreement. The amendment reduced the financial covenant trailing twelve-month revenue targets relating to its Advanced Energy segment (tested quarterly), with amended year-end targets of $34.4 million, $37.0 million, $52.4 million and $60.3 million for 2024, 2025, 2026 and 2027, respectively. The amendment also introduced a maximum operating expense financial covenant, with full year targets of $40.0 million and $45.0 million for 2025 and 2026, respectively. The Perceptive Credit Agreement, as amended, continues to contain customary affirmative and negative covenants, including covenants limiting the ability of us and our subsidiaries, among other things, to incur debt, grant liens, make distributions, enter certain restrictive agreements, pay or modify subordinated debt, dispose of assets, make investments and acquisitions, enter into certain transactions with affiliates, and undergo certain fundamental changes, in each case, subject to limitations and exceptions set forth in the Perceptive Credit Agreement. Additionally, we must maintain a balance of $3.0 million in cash and cash equivalents during the term of the Perceptive Credit Agreement.

On November 7, 2024, we closed a $7.0 million registered direct offering with a healthcare-focused fund and issued 3,000,000 shares of common stock and 2,934,690 of pre-funded warrants to purchase common stock with an exercise price of $.001 per share.

On January 6, 2025, the Company announced that it had submitted a 510(k) premarket notification to the U.S. Food and Drug Administration (the “FDA”) for the AYON Body Contouring System (“AYON”).

APYX MEDICAL CORPORATION

AYON was developed with a focus on versatility and innovation. AYON has been designed to be the only device a surgeon needs for comprehensive body contouring solutions. This all-in-one system integrates advanced modalities to perform multiple functions seamlessly, removing unwanted fat, enhancing tissue contraction and addressing the full range of patient needs from contouring to aesthetic enhancement. The initial submission for AYON includes the following:

•	Infiltration
•	Dual aspiration to facilitate simultaneous users
•	Ultrasound-assisted liposuction
•	Electrocoagulation to support procedures requiring removal of excess tissue
•	Volume enhancement capabilities
•	Renuvion treatment to address loose and lax skin

During 2025, the Company plans to expand the indications with an additional 510(k) submission for AYON to include power assisted liposuction.

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

APYX MEDICAL CORPORATION

The Role of the Independent Consultant. The Compensation Committee may engage an independent compensation consultant to provide expertise on competitive pay practices, program design, and an objective assessment of any inherent risks of any programs. Pursuant to authority granted to it under its charter, in prior years, the Compensation Committee hired Pearl Meyer & Partners, LLC (“Pearl Meyer”) as its independent consultant. Pearl Meyer reported directly to the Compensation Committee and did not provide any additional services to management. The Compensation Committee has conducted an independence assessment of Pearl Meyer in accordance with SEC rules.

The Role of Peer Group Companies. The Compensation Committee strives to set a competitive level of total compensation for each NEO as compared with executive officers in similar positions at comparable companies, which we define as our compensation peer group. The Compensation Committee utilizes its experience and its independent compensation consultant to provide and analyze competitive market data for each NEO, comparing each of their individual components of compensation and total compensation to market. In addition to the peer group, Pearl Meyer may reference industry-specific, size-adjusted market survey data where appropriate.

Avedro, Inc.	Neuropace
CVRx	Pulmonx
CytoSorbents	Telebio
Electromed	Utah Medical Products, Inc.
Neruonetics	Xtant

The results of the survey confirmed that, consistent with our desired philosophy, our compensation arrangements were competitive with the marketplace, with some variation by individual.

2024 Executive Compensation Program

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

Name	2024	2023	% Change
Charles D. Goodwin	$501,800	$482,500	—%
Matthew Hill	$425,000	$425,000	—%
Moshe Citronowicz	$323,960	$311,500	—%
Shawn Roman	$305,760	N/A	N/A
Todd Hornsby	$404,800	$368,000	—%

Performance Bonus

The performance-based cash incentive bonus is designed to provide an opportunity for our senior executives, including our NEOs, to earn an annual incentive, paid in cash, based on the achievement of certain financial targets and/or strategic priorities. An executive’s incentive target is a percentage of their base salary. The Compensation Committee assessed our performance against certain financial metrics during 2024 with payouts measured on a scale of zero to 125% of target. The table below discloses the annual incentive targets for each NEO for 2024:

	2024 Base Salary	Bonus Target	Bonus at Target
Name	($)	(% of Base Salary)	($)
Charles D. Goodwin	$501,800	85%	$426,530
Matthew Hill	$425,000	50%	$212,500
Moshe Citronowicz	$323,960	30%	$97,188
Shawn Roman	$305,760	30%	$91,728
Todd Hornsby(1)	$342,694	55%	$188,482

(1) Prorated based on time in position.

APYX MEDICAL CORPORATION

In 2024, we used total revenue, operating income (loss) and cash and cash equivalents as the financial performance metrics for determining annual performance bonuses because we believe it is important to focus on driving our top line revenue growth, while focusing on continued improvements to our gross product margins and efficiently investing in our operations to drive towards longer-term, bottom-line profitability. This ultimately results in our ability to maintain acceptable levels of cash burn, setting a path to generating positive cash flow through our overall business performance.

2024 Annual Incentive Plan Payouts. Due to economic uncertainty for capital equipment purchases in the aesthetics space, the funding for performance bonuses was set at 0% of each NEO’s applicable target. The Committee retains discretion to further adjust the award upward or downward based on its assessment of individual performance. The following table lists the actual awards earned by the NEOs in 2024:

	Bonus Target	Bonus Target	Actual Award Payout
Name	(% of Base Salary)	($)	($)
Charles D. Goodwin	85%	$426,530	$—
Matthew Hill	50%	$212,500	$—
Moshe Citronowicz	30%	$97,188	$—
Shawn Roman	30%	$91,728	$—
Todd Hornsby	55%	$188,482	$—

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

The Compensation Committee has an established practice of approving equity awards for issuance in January of each year. This allows the Compensation Committee to consider the Company's performance over the prior year and business environment in determining the size of the equity award to approve. The exercise price of equity awards is the closing price on the grant date. The grant date of the awards is at least two trading days following the Company's preliminary revenue release, allowing time for this information to disseminate and become public. The Compensation Committee may grant equity awards at times when it is in possession of material non-public information.

In January 2024, the Board approved equity awards to the NEOs. These equity awards were granted using incentive stock options to the extent permitted by the IRS. Stock options are intended to align the interests of award recipients with those of stockholders, since options deliver value only if Apyx’s stock price appreciates after they are granted. This characteristic ensures that the Executive Officers and key employees have a meaningful portion of their compensation tied to future stock price increases and rewards management for long-term strategic planning through the resulting enhancement of the stock price. The 2024 awards for each NEO were as follows:

Stock Options
Name	(# of options)
Charles D. Goodwin	243,000
Matthew Hill(1)	150,000
Moshe Citronowicz	72,000
Shawn Roman	50,000
Todd Hornsby	100,000

(1) Executive's employment agreement provided for 150,000 non-qualified stock options, granted in January 2024, with 50% vesting on December 4, 2024 and 50% vesting on December 4, 2025.

The stock options vest one-third per year on the anniversary date of the grant over a 3-year period, expire on the 10th anniversary of the grant date, and have an exercise price of $2.42 per share. Stock options are subject to the award recipient’s continued employment through each vesting date.

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

APYX MEDICAL CORPORATION

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

Compensation of Executive Officers

The following table sets forth the compensation paid to each of our Executive Officers for the years ended December 31, 2024 and 2023 for services to our Company in all capacities:

			Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation Earnings	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name and Principal Position	Year	Salary	($)	($)	($) (1)	($)	($)	($) (2)	($)
Charles D. Goodwin	2024	$501,800	$—	$—	$453,273	$—	$—	$20,898	$975,971
CEO and Director	2023	$482,500	$306,363	$—	$448,335	$—	$—	$24,272	$1,261,470

Mathew Hill	2024	$425,000	$—	$—	$279,798	$—	$—	$75,436	$780,234
CFO, Treasurer and Secretary	2023	$32,646	$12,211	$—	$—	$—	$—	$—	$44,857

Moshe Citronowicz	2024	$323,960	$—	$—	$134,303	$—	$—	$25,215	$483,478
Senior Vice President	2023	$311,500	$69,807	$—	$132,840	$—	$—	$24,162	$538,309

Shawn Roman(3)	2024	$305,760	$—	$—	$93,266	$—	$—	$26,568	$425,594
Chief Operating Officer	2023	$—	$—	$—	$—	$—	$—	$—	$—

Todd Hornsby	2024	$342,694	$—	$—	$186,532	$—	$—	$483,096	$1,012,322
Executive Vice President	2023	$368,000	$151,193	$—	$184,500	$—	$—	$42,576	$746,269

(1)	These columns represent the grant date fair value of the awards as calculated in accordance with FASB ASC 718 (Stock Compensation).
(2)	The amounts for 2024, include compensation under the following plans and programs:
(3)	Mr. Roman was promoted to Chief Operating Officer on November 6, 2024.

	C.	M.	M.	S.	T.
	Goodwin	Hill	Citronowicz	Roman	Hornsby
Life insurance premiums	198	183	99	198	168
Short-term disability premiums	186	172	186	186	157
Health insurance premiums	10,164	25,081	15,218	15,218	20,312
Employer 401(k) contribution	10,350	—	9,712	9,166	10,350
Automobile allowance	—	—	—	—	8,123
Cell phone allowance	—	—	—	1,800	2,031
Sign-on bonus	—	50,000	—	—	—
Severance	—	—	—	—	441,955
Total	$20,898	$75,436	$25,215	$26,568	$483,096

Amounts in the table above are pro-rated where applicable.

APYX MEDICAL CORPORATION

Pay vs Performance

This section is included to comply with the provisions of Item 402(v) of Regulation S-K. For a more comprehensive analysis of our compensation philosophy please see the General Compensation Philosophy section of this filing. In the table and footnotes below, “PEO” refers to our principal executive officer, Charles D. Goodwin.

Pay versus performance table
(a)	(b)	(c)	(d)	(e)	(f)	(h)
Year	Summary compensation table total for PEO	Compensation actually paid to PEO (2)	Average summary compensation table total for non-PEO NEOs (1)	Average compensation actually paid to non-PEO NEOs (1)(2)	Value of initial fixed $100 investment based on Total stockholder return	Net income (loss) (in thousands)
2024	$975,971	$509,221	$675,407	$490,152	$12	$(23,463)
2023	$1,261,470	$1,413,487	$769,679	$734,407	$20	$(18,713)
2022	$2,170,236	$(653,639)	$974,614	$(55,170)	$18	$(23,184)

(1)

Reflects average compensation amounts for our non-PEO named executive officers for the respective years shown. Moshe Citronowicz, Todd Hornsby, Matthew Hill and Shawn Roman are the non-PEO named executive officers for the 2024 year presented. Moshe Citronowicz, Todd Hornsby, Matthew Hill and Tara Semb are the non-PEO named executive officers for the 2023 year presented. Moshe Citronowicz, Todd Hornsby and Tara Semb are the non-PEO named executive officers for the 2022 year presented.

(2)	The following table summarizes the adjustments from summary table total compensation to compensation actually paid:

	PEO			Non-PEO NEOs
	2024	2023	2022	2024	2023	2022
Summary compensation table total compensation	$975,971	$1,261,470	$2,170,236	$675,407	$769,679	$974,614
Grant date fair value of awards granted during the year	(453,273)	(448,335)	(1,664,793)	(173,475)	(164,820)	(612,023)
Fair value of awards granted during the year that are outstanding and unvested as of year-end	270,058	493,290	255,114	54,734	116,387	93,787
Change in fair value from prior year-end to current year-end of awards granted in prior years that were outstanding and unvested as of year-end	(211,412)	65,731	(1,156,271)	(26,535)	15,509	(425,076)
Change in fair value from prior year-end to vesting date of awards granted in prior years that vested during the year	(72,123)	41,331	(257,925)	(45,204)	660	(86,472)
Fair value of awards granted during the year that vested during the year	—	—	—	22,141	8,192	—
Prior year-end fair value of awards granted in prior years that were forfeited during the year	—	—	—	(16,916)	(11,200)	—
Compensation actually paid	$509,221	$1,413,487	$(653,639)	$490,152	$734,407	$(55,170)

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

The following table presents a comparison of our actual compensation paid to NEOs versus our total stockholder return and net losses:

(in thousands except per share data)	2024	2023	2024 vs 2023 Change	2022	2023 vs 2022 Change
Total stockholder return (change in stock price)	$1.58	$2.62	(39.7)%	$2.34	12.0%
Net loss attributable to stockholders	$(23,463)	$(18,713)	(25.4)%	$(23,184)	19.3%
Actual compensation paid to NEOs	$2,470	$3,617	(31.7)%	$(819)	541.6%

APYX MEDICAL CORPORATION

Employment Agreements and Potential Payments Upon Termination or Change in Control

At December 31, 2024, we were obligated under three employment agreements.

Name	Contract Expiration Date
Charles D. Goodwin	N/A(1)
Matthew Hill	N/A(1)
Moshe Citronowicz	12/31/2025

(1)	Employment contracts provide for the Executives to remain employed by the Company until such time as their employment is terminated pursuant to the terms of their Employment Agreement.

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

In the event Mr. Goodwin’s employment is terminated as a result of death or disability, Mr. Goodwin or his estate shall be entitled to receive (i) any unpaid base salary earned and accrued prior to the date of termination, (ii) reimbursement for expenses incurred prior to the date of termination, (iii) a pro rata bonus for the year of termination, and, (iv) if Mr. Goodwin is eligible for and elects continuation benefits under COBRA, the Company will pay the employer portion of the COBRA coverage premium for the shorter of (x) the 12-month period following the date of termination, or (y) the time at which Mr. Goodwin becomes eligible for medical and dental benefits through another employer. In addition, Mr. Goodwin’s outstanding option grants shall continue to be treated in accordance with the terms of the applicable plan and award agreement, provided that the portion of Mr. Goodwin’s options (i) that were exercisable as of the effective date of the termination and (ii) that would have become exercisable on the next anniversary of the effective date following the date of termination shall become and remain exercisable for a period of 12 months following the date of termination.

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

APYX MEDICAL CORPORATION

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

In the event Mr. Hill’s employment is terminated as a result of death or disability, Mr. Hill or his estate shall be entitled to receive (i) any unpaid base salary earned and accrued prior to the date of termination, (ii) reimbursement for expenses incurred prior to the date of termination, (iii) a pro rata bonus for the year of termination, and, (iv) if Mr. Hill is eligible for and elects continuation benefits under COBRA, the Company will pay the employer portion of the COBRA coverage premium for the shorter of (x) the 12-month period following the date of termination, or (y) the time at which Mr. Hill becomes eligible for medical and dental benefits through another employer. In addition, Mr. Hill’s outstanding option grants shall continue to be treated in accordance with the terms of the applicable plan and award agreement, provided that the portion of Mr. Hill’s options (i) that were exercisable as of the effective date of the termination and (ii) that would have become exercisable on the next anniversary of the effective date following the date of termination shall become and remain exercisable for a period of 12 months following the date of termination.

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

APYX MEDICAL CORPORATION

Moshe Citronowicz Employment Agreement

Mr. Citronowicz employment agreement contains an automatic extension for a period of one year after the initial term unless we provide Mr. Citronowicz with appropriate 60 days written notice pursuant to his contract. Mr. Citronowicz’s employment agreement provides, among other things, that the Mr. Citronowicz may be terminated as follows:

a.	Upon the death of the Mr. Citronowicz, in which case Mr. Citronowicz’s estate shall be paid the basic annual compensation due to Mr. Citronowicz pro-rated through the date of death.
b.

By the resignation of Mr. Citronowicz at any time upon at least thirty (30) days prior written notice to Apyx in which case Apyx shall be obligated to pay Mr. Citronowicz the basic annual compensation due him pro-rated to the effective date of termination.

c.

By Apyx, “for cause” if during the term of the employment agreement Mr. Citronowicz violates the non-competition provisions of his employment agreement, or is found guilty in a court of law of any crime of moral turpitude in which case the contract would be terminated and provisions for future compensation forfeited.

d.

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

e.

If Apyx fails to meet its obligations to Mr. Citronowicz on a timely basis, or if there is a change in the control of Apyx, the executive may elect to terminate Mr. Citronowicz’s employment agreement. Upon any such termination or breach of any of its obligations under the employment agreement, Apyx shall pay Mr. Citronowicz a lump sum severance equal to three times the annual salary and bonus in effect the month preceding such termination or breach as well as any other sums which may be due under the terms of the employment agreement up to the date of termination.

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

In the event Mr. Hornsby’s employment is terminated as a result of death or disability, Mr. Hornsby or his estate shall be entitled to receive (i) any unpaid base salary earned and accrued prior to the date of termination, (ii) reimbursement for expenses incurred prior to the date of termination, (iii) a pro rata bonus for the year of termination, and, (iv) if Mr. Hornsby is eligible for and elects continuation benefits under COBRA, the Company will pay the employer portion of the COBRA coverage premium for the shorter of (x) the 12-month period following the date of termination, or (y) the time at which Mr. Hornsby becomes eligible for medical and dental benefits through another employer. In addition, Mr. Hornsby’s outstanding option grants shall continue to be treated in accordance with the terms of the applicable plan and award agreement, provided that the portion of Mr. Hornsby’s options (i) that were exercisable as of the effective date of the termination and (ii) that would have become exercisable on the next anniversary of the effective date following the date of termination shall become and remain exercisable for a period of 12 months following the date of termination.

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

The Hornsby Agreement was terminated on November 4, 2024.

Shawn Roman Employment Agreement

On January 31, 2025, the Company entered into an Employment Agreement, effective as of January 28, 2025, with Shawn Roman, the Company’s Chief Operating Officer (the “Roman Agreement”). The term of Mr. Roman’s employment under the Roman Agreement commenced as of the effective date thereof and shall continue until terminated in accordance with the terms of the Roman Agreement. Under the Roman Agreement, Mr. Roman will receive an initial annual base salary of $305,760, which shall be reviewed from time to time and be modified by the Committee in its sole and exclusive discretion. Mr. Roman shall be entitled to participate in (i) any bonus or incentive plan available to the Company’s executives generally, on such terms as the Committee may determine in its discretion, and (ii) the equity-based incentive plans of the Company, pursuant to which he may receive awards thereunder, as determined by the Company’s Board of Directors in its sole discretion from time to time and subject to the terms and conditions of such plans and any applicable award agreement.

In the event Mr. Roman’s employment is terminated as a result of death or disability, Mr. Roman or his estate shall be entitled to receive (i) any unpaid base salary earned and accrued prior to the date of termination, (ii) reimbursement for expenses incurred prior to the date of termination, (iii) a pro rata bonus for the year of termination, and, (iv) if Mr. Roman is eligible for and elects continuation benefits under COBRA, the Company will pay the employer portion of the COBRA coverage premium for the shorter of (x) the 12-month period following the date of termination, or (y) the time at which Mr. Roman becomes eligible for medical and dental benefits through another employer. In addition, Mr. Roman’s outstanding option grants shall continue to be treated in accordance with the terms of the applicable plan and award agreement, provided that the portion of Mr. Roman’s options (i) that were exercisable as of the effective date of the termination and (ii) that would have become exercisable on the next anniversary of the effective date following the date of termination shall become and remain exercisable for a period of 12 months following the date of termination.

In the event Mr. Roman’s employment is terminated for by the Company for cause or by Mr. Roman without good reason, Mr. Roman shall be entitled to receive any unpaid base salary earned and accrued prior to the date of termination, and reimbursement for expenses incurred prior to the date of termination. In addition, in the event Mr. Roman’s employment is terminated by Mr. Roman without good reason, Mr. Roman’s stock option grants shall continue to be treated in accordance with the terms of the applicable plan and award agreement, provided that the portion of Mr. Roman’s options which were exercisable as of the date of termination shall remain exercisable for a period of 3 months following the date of termination.

In the event Mr. Roman’s employment is terminated by Mr. Roman for good reason, by the Company without cause, or in connection with a change of control (as defined in the Roman Agreement), Mr. Roman shall be entitled to receive (i) any unpaid base salary and other benefits earned and accrued prior to the date of termination, (ii) reimbursement for expenses incurred prior to the date of termination, (iii) a pro rata bonus for the year of termination, (iv) continued payment of his base salary for the twelve (12) month period following the date of termination, and (v) if Mr. Roman is eligible for and elects continuation benefits under COBRA, the Company will pay the employer portion of the COBRA coverage premium for the shorter of (x) the 12-month period following the date of termination, or (y) the time at which Mr. Roman becomes eligible for medical and dental benefits through another employer. In addition, Mr. Roman’s outstanding option grants shall continue to be treated in accordance with the terms of the applicable plan and award agreement, provided that the portion of Mr. Roman’s options that (i) were exercisable as of the date of termination and (ii) would have become exercisable on the next anniversary of the effective date following the date of termination, shall become and remain exercisable for a period of 12 months following the date of termination.

The Roman Agreement contains customary non-competition, non-solicitation, and confidentiality provisions in favor of the Company.

There are no other employment contracts that have non-cancelable terms in excess of one year.

APYX MEDICAL CORPORATION

Outstanding Equity Awards

The following table presents information with respect to each unexercised stock option held by our Executive Officers as of December 31, 2024:

	# of Securities
	Underlying
	Unexercised	# of Securities Underlying	Weighted Average Option
	Options	Unexercised Options	Exercise Price	Option Expiration
Name	(# Exercisable)	(# Unexercisable)	($/Sh)	Range After Grant Date
Charles D. Goodwin	1,843,500	486,000	$5.08	12/15/2027 – 1/10/2034
Matthew Hill	75,000	75,000	$2.42	1/10/2034
Moshe Citronowicz	359,000	144,000	$5.82	3/16/2026 – 1/10/2034
Shawn Roman	202,001	99,999	$6.29	3/16/2026 – 1/10/2034
Todd Hornsby	561,001	0	$6.43	11/4/2025

The following table summarizes the stockholder approved plans pursuant to which equity awards are granted together with the number of shares authorized for the issuance and the approximate number of shares available for future grants at December 31, 2024:

		# Available
	# Approved by	December 31,
Stockholder approved plan	Stockholders	2024
2012 Share Incentive Plan	750,000	—
2015 Executive and Employee Stock Option Plan	2,000,000	260,000
2017 Executive and Employee Stock Option Plan	3,000,000	290,000
2019 Share Incentive Plan	2,000,000	270,000
2021 Share Incentive Plan	1,375,000	180,000
2023 Share Incentive Plan	1,600,000	880,000

There have been no changes in the pricing of any options previously or currently awarded.

APYX MEDICAL CORPORATION

Compensation of Non-Employee Directors

The following is a table showing the director compensation for the year ended December 31, 2024:

Name (a)	Fees Earned Or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards * ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (g)	Total ($) (h)
Stavros Vizirgianakis	$27,116	$—	$13,581	$—	$—	$—	$40,697
Lawrence J. Waldman	99,750	—	13,581	—	—	—	113,331
Minnie Baylor-Henry	51,875	—	13,581	—	—	—	65,456
Wendy Levine	40,000	—	13,581	—	—	—	53,581
Andrew Makrides	25,385	—	—	—	—	—	25,385
Michael Geraghty	45,000	—	13,581	—	—	—	58,581
John Andres	67,500	—	13,581	—	—	—	81,081
Craig Swandal	39,375	—	13,581	—	—	—	52,956

* These columns represent the grant date fair value of the awards as calculated in accordance with FASB ASC 718 (Stock Compensation).

On March 15, 2022, the Board approved the following compensation arrangement for the Corporation’s non-employee directors:

Base Annual Director Fee

•	the base annual cash compensation to be paid to each of the non-employee members of the Board shall be $40,000 per year.

Non-Executive Chair and Vice Chair

•	in addition to the foregoing, the additional cash compensation to be paid to the Non-executive Chair of the Board shall be $30,000.
•	in addition to the foregoing, the additional cash compensation to be paid to the Vice Chair of the Board shall be $27,500.

Lead Independent Director

•	in addition to the foregoing, the additional cash compensation to be paid to the Lead Independent Director of the Board shall be $15,000.

Audit Committee

•	in addition to the foregoing, the annual cash compensation to be paid to the Chair of the Audit Committee of the Board shall be $46,000 per year.
•	in addition to the foregoing, the annual cash compensation to be paid to each of the members of the Audit Committee of the Board (other than Chair of the Audit Committee) shall be $7,500.

Compensation Committee

•	in addition to the foregoing, the annual cash compensation to be paid to the Chair of the Compensation Committee of the Board shall be $10,000.
•

in addition to the foregoing, the annual cash compensation to be paid to each of the members of the Compensation Committee of the Board (other than the Chair of the Compensation Committee) shall be $5,000.

APYX MEDICAL CORPORATION

Governance and Nominating Committee

•	in addition to the foregoing, the annual cash compensation to be paid to the Chair of the Governance and Nominating Committee of the Board shall be $5,000.
•

in addition to the foregoing, the annual cash compensation to be paid to each of the members of the Governance and Nominating Committee of the Board (other than the Chair of the Governance and Nominating Committee) shall be $2,500.

Regulatory Compliance Committee

•	in addition to the foregoing, the annual cash compensation to be paid to the Chair of the Regulatory Compliance Committee of the Board shall be $20,000.
•

in addition to the foregoing, the annual cash compensation to be paid to each of the members of the Regulatory Compliance Committee of the Board (other than the Chair of the Regulatory Compliance Committee) shall be $5,000.

Annual Stock Option Grant

•

each non-employee member of the Board shall be granted, on the date of the Corporation’s annual meeting of stockholders, an option to purchase 17,000 shares of the Corporation’s common stock at an exercise price equal to the closing price of the Corporation’s common stock on its principal exchange, which vests ratably over a one (1) year period, and upon such other terms as the Board may resolve.

On December 17, 2024, the Board terminated the compensation arrangement, effective October 1, 2024, and approved the following compensation arrangement:

•	Annual cash compensation to be paid to the Chair of the Audit Committee of the Board shall be $46,000 per year.
•	Annual cash compensation to be paid to the Lead Independent Director of the Board shall be $27,500 per year.
•	Annual cash compensation to be paid to the Chair of the Regulatory Compliance Committee of the Board shall be $20,000 per year.
•	Annual cash compensation to be paid to the Chair of the Compensation Committee of the Board shall be $10,000 per year.
•

Non-employee members of the Board shall be granted, following the release of the Company's preliminary 2024 top line revenue results, an option to purchase 50,000 shares of the Corporation's common stock at an exercise price equal to the closing price of the Corporation's common stock on its principal exchange on the grant date, which vests ratably over a one (1) year period.

There have been no changes in the pricing of any options previously or currently awarded.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors is responsible for determining the compensation of executive officers of the Company, as well as compensation awarded pursuant to the Company’s equity incentive plans.

At December 31, 2024, our Compensation Committee consisted of four independent members of the Board of Directors, Wendy Levine, who served as Chairperson, Stavros Vizirgianakis, Lawrence J. Waldman and Minnie Baylor-Henry.

No member of the Compensation Committee is or has been an officer or employee of the Company or any of its subsidiaries. In addition, no member of the Compensation Committee had any relationships with the Company or any other entity that require disclosure under the proxy rules and regulations promulgated by the SEC.

COMPENSATION COMMITTEE REPORT

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K with management. Based on our Compensation Committee’s review of and the discussions with management with respect to the Compensation Discussion and Analysis, our Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our Proxy Statement and in this Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for filing with the SEC.

APYX MEDICAL CORPORATION

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	7,638,458	$5.50	1,882,320
Equity compensation plans not approved by security holders	—	$—	—
Total	7,638,458	$5.50	1,882,320

(1) Represents inducement grants for new hires

The following table reconciles our shares authorized to those available to issue at December 31, 2024:

Shares authorized	75,000,000
Shares issued and outstanding	(37,793,886)
Shares reserved pursuant to 2012 Share Incentive Plan	(155,500)
Shares reserved pursuant to 2015 Executive and Employee Stock Option Plan	(1,500,263)
Shares reserved pursuant to 2017 Executive and Employee Stock Option Plan	(2,890,053)
Shares reserved pursuant to 2019 Share Incentive Plan	(2,000,000)
Shares reserved pursuant to 2021 Share Incentive Plan	(1,374,962)
Shares reserved pursuant to 2023 Share Incentive Plan	(1,600,000)
Shares reserved pursuant to MidCap Warrant Agreement	(250,000)
Shares reserved pursuant to Perceptive Warrant Agreement	(1,250,000)
Shares reserved pursuant to pre-funded warrant agreements	(2,934,690)
Shares available to issue	23,250,646

APYX MEDICAL CORPORATION

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of March 11, 2025, with respect to the beneficial ownership of the Company’s common stock by its executive officers, directors, all persons known by the Company to be the beneficial owners of more than 5% of its outstanding shares and by all officers and directors as a group.

	Number of Shares
Name and Address	Title	Owned (i)		Nature of Ownership	Percentage of Ownership (i)
Nantahala Capital Management, LLC	Common	3,493,235		Beneficial	9.2%
130 Main St. 2nd Floor
New Canaan, CT 06840

William Weeks Vanderfelt	Common	3,158,414		Beneficial	8.4%
Coralis 44, Azzuri Village 44
Roches Noires, 31201 Mauritius

Archon Capital Management, LLC	Common	3,115,281		Beneficial	8.2%
1100 19th Avenue E
Seattle, WA 98122

Royce & Associates, LP	Common	2,582,490		Beneficial	6.8%
745 Fifth Avenue
New York, NY 10151

Charles D. Goodwin II	Common	2,176,500	(ii)	Beneficial	5.5%
5115 Ulmerton Rd.
Clearwater, FL 33760

Stavros Vizirgianakis
99 Boulevard du Jardin	Common	1,774,752	(iii)	Beneficial	4.7%
Exotique, Monaco, 98000

Moshe Citronowicz	Common	863,504	(iv)	Beneficial	2.3%
5115 Ulmerton Rd.
Clearwater, FL 33760

Shawn Roman	Common	252,001	(v)	Beneficial	0.7%
5115 Ulmerton Rd.
Clearwater, FL 33760

Lawrence Waldman	Common	216,962	(vi)	Beneficial	0.6%
5115 Ulmerton Rd.
Clearwater, FL 33760

Minnie Baylor-Henry	Common	133,561	(vii)	Beneficial	0.4%
5115 Ulmerton Rd.
Clearwater, FL 33760

Matthew Hill	Common	83,500	(viii)	Beneficial	0.2%
5115 Ulmerton Rd.
Clearwater, FL 33760

Wendy Levine	Common	79,561	(ix)	Beneficial	0.2%
5115 Ulmerton Rd.
Clearwater, FL 33760

Officers and Directors as a group (8 persons)		5,580,341			14.6%

APYX MEDICAL CORPORATION

(i) Based on 37,793,886 outstanding shares of Common Stock as of March 11, 2025, of which officers and directors owned a total of 2,344,096 shares at March 11, 2025. We have calculated the percentage ownership in the table above on the basis of the number of outstanding securities plus, for each person or group, any securities that person or group has current or future right to acquire pursuant to options, warrants, conversion privileges or other rights based on the 13G and 13D SEC filings at March 11, 2025 (and exercisable within 60 days thereafter).

(ii) Includes 90,000 shares and 2,086,500 vested options (and exercisable within 60 days thereafter).

(iv) Includes 1,746,191 shares and 28,561 vested options (and exercisable within 60 days thereafter).

(iv) Includes 456,504 shares and 407,000 vested options (and exercisable within 60 days thereafter).

(v) Includes 0 shares and 252,001 vested options (and exercisable within 60 days thereafter).

(vi) Includes 42,901 shares and 174,061 vested options (and exercisable within 60 days thereafter). 5,338 of the shares and all of the vested options are held in a spousal lifetime access trust.

(vii) Includes 0 shares and 133,561 vested options (and exercisable within 60 days thereafter).

(viii) Includes 8,500 shares and 75,000 vested options (and exercisable within 60 days thereafter).

(ix) Includes 0 shares and 79,561 vested options (and exercisable within 60 days thereafter).

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

To the Company’s knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2024 all filing requirements applicable to the Reporting Persons were timely met, with the exception of one delinquent filing for Mr. Roman who inadvertently failed to file the initial Form 3 within the required period.

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

Independent Board Members

The Board currently has four independent members, Stavros Vizirgianakis, Lawrence J. Waldman, Minnie Baylor-Henry and Wendy Levine who meet the existing independence requirements of the Nasdaq Global Select Market and the Securities and Exchange Commission.

ITEM 14. Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to us and expected to be billed to us by RSM US LLP, our principal accountant for 2024 and 2023:

	Year Ended December 31,
(In thousands)	2024	2023
Audit fees (1)	$577	$613
Audit related fees (2)	—	10
Tax fees (3)	25	45
All other fees (4)	—	—
Total fees billed	$602	$668

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

(3)

Tax fees consist of billed and unbilled fees for professional services rendered for tax compliance (domestic and international). These services include assistance regarding federal and international tax compliance and planning associated with transfer pricing and research and development activities.

(4)	All other fees consist of fees for services other than the services reported above.

APYX MEDICAL CORPORATION

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)(1)	LISTING OF FINANCIAL STATEMENTS	Page

	The following consolidated financial statements of the Company are included in Item 8 of this Report:

	Consolidated Balance Sheets at December 31, 2024 and 2023	35
	Consolidated Statements of Operations for the years ended December 31, 2024 and 2023	36
	Consolidated Statement of Changes in Equity for the years ended December 31, 2024 and 2023	37
	Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023	38
	Notes to Consolidated Financial Statements	39

(a)(2)	FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Report.

APYX MEDICAL CORPORATION

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

10.2**	Matthew Hill Employment Agreement, dated November 28, 2023 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 28, 2023)
10.3**	Shawn Roman Employment Agreement, dated January 31, 2025 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 6, 2025)
10.4	Warrant to Purchase Stock, dated February 17, 2023 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 24, 2023)
10.5	Lease Agreement, dated March 14, 2023 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 15, 2023)
10.6	Credit and Guaranty Agreement, dated November 8, 2023 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 9, 2023)
10.7	Warrant to Purchase Stock, dated November 8, 2023 (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 9, 2023)
10.8	Amendment to Credit and Guaranty Agreement, dated November 7, 2024 (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 8, 2024)
10.9	Securities Purchase Agreement, dated November 7, 2024 (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on November 8, 2024)
10.10	Pre-Funded Warrant to Purchase Stock, dated November 7, 2024 (Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on November 8, 2024)
14*	Code of Ethics
19*	Insider Trading Policy, included in Exhibit 14
21.1*	List of Subsidiaries
23.1*	Consent of RSM US LLP
31.1*	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2*	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002
97.1	Apyx Medical Corporation Clawback Policy, effective October 2, 2023 (Incorporated by the reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K filed on March 21, 2024)
101.INS***	Inline XBRL Instance Document
101.SCH***	Inline XBRL Taxonomy Extension Schema Document
101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	Inline XBRL Taxonomy Extension Label Presentation Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

APYX MEDICAL CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Clearwater, Florida on March 13, 2025.

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

Name	Title	Date

Directors:

/s/ STAVROS VIZIRGIANAKIS	Chairperson of the Board of Directors	March 13, 2025
Stavros Vizirgianakis

/s/ CHARLES D. GOODWIN II	Chief Executive Officer and Director	March 13, 2025
Charles D. Goodwin II

/s/ MATTHEW HILL	Chief Financial Officer, Treasurer and Secretary	March 13, 2025
Matthew Hill

/s/ LAWRENCE J. WALDMAN	Director	March 13, 2025
Lawrence J. Waldman

/s/ MINNIE BAYLOR-HENRY	Director	March 13, 2025
Minnie Baylor-Henry

/s/ WENDY LEVINE	Director	March 13, 2025
Wendy Levine