Form 10-Q
period 2025-03-31
Apyx Medical Corp
filed 2025-05-08
CIK 719135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 7, 2025, 37,793,886 shares of the registrant’s $0.001 par value common stock were outstanding.

APYX MEDICAL CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended March 31, 2025

PART I.     Financial Information

ITEM 1. Condensed Consolidated Financial Statements

APYX MEDICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2025
	(Unaudited)	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$31,011	$31,741
Trade accounts receivable, net of allowance of $1,000 and $1,000	11,645	15,480
Inventories, net of provision for obsolescence of $1,018 and $1,032	7,685	7,564
Prepaid expenses and other current assets	1,510	1,655
Total current assets	51,851	56,440
Property and equipment, net of accumulated depreciation and amortization of $4,053 and $3,989	1,910	1,987
Operating lease right-of-use assets	4,584	4,703
Finance lease right-of-use assets	43	48
Other assets	1,772	1,664
Total assets	$60,160	$64,842
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,305	$2,615
Accrued expenses and other current liabilities	6,831	7,751
Current portion of operating lease liabilities	354	335
Current portion of finance lease liabilities	20	20
Total current liabilities	9,510	10,721
Long-term debt, net of debt discounts and issuance costs	34,127	33,893
Long-term operating lease liabilities	4,387	4,483
Long-term finance lease liabilities	28	33
Long-term contract liabilities	1,194	1,118
Other liabilities	270	259
Total liabilities	49,516	50,507
EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized; 37,793,886 issued and outstanding as of March 31, 2025, and December 31, 2024	38	38
Additional paid-in capital	92,534	92,083
Accumulated deficit	(82,061)	(77,911)
Total stockholders’ equity	10,511	14,210
Non-controlling interest	133	125
Total equity	10,644	14,335
Total liabilities and equity	$60,160	$64,842

The accompanying notes are an integral part of the condensed consolidated financial statements.

APYX MEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2025	2024
Sales	$9,430	$10,244
Cost of sales	3,765	4,295
Gross profit	5,665	5,949
Other costs and expenses:
Research and development	804	1,397
Professional services	1,449	1,574
Salaries and related costs	3,081	4,696
Selling, general and administrative	3,382	4,897
Total other costs and expenses	8,716	12,564
Loss from operations	(3,051)	(6,615)
Interest income	304	495
Interest expense	(1,376)	(1,396)
Other expense, net	—	(21)
Total other expense, net	(1,072)	(922)
Loss before income taxes	(4,123)	(7,537)
Income tax expense	49	53
Net loss	(4,172)	(7,590)
Net loss attributable to non-controlling interest	(22)	(14)
Net loss attributable to stockholders	$(4,150)	$(7,576)

Loss per share:
Basic and diluted	$(0.10)	$(0.22)

The accompanying notes are an integral part of the condensed consolidated financial statements.

APYX MEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(In thousands)

			Additional		Non-
	Common Stock		Paid-In	Accumulated	controlling	Total
	Shares	Par Value	Capital	Deficit	Interest	Equity
Balance at December 31, 2023	34,644	$35	$81,114	$(54,448)	$221	$26,922
Stock-based compensation	—	—	1,128	—	—	1,128
Net loss	—	—	—	(7,576)	(14)	(7,590)
Balance at March 31, 2024	34,644	$35	$82,242	$(62,024)	$207	$20,460

			Additional		Non-
	Common Stock		Paid-In	Accumulated	controlling
	Shares	Par Value	Capital	Deficit	Interest	Total
Balance at December 31, 2024	37,794	$38	$92,083	$(77,911)	$125	$14,335
Contributions from non-controlling interest	—	—	—	—	30	30
Stock-based compensation	—	—	451	—	—	451
Net loss	—	—	—	(4,150)	(22)	(4,172)
Balance at March 31, 2025	37,794	$38	$92,534	$(82,061)	$133	$10,644

The accompanying notes are an integral part of the condensed consolidated financial statements.

APYX MEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(4,172)	$(7,590)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	138	157
Provision for inventory obsolescence	28	7
Loss on disposal of property and equipment	—	20
Stock-based compensation	451	1,128
Non-cash lease expense	26	31
Non-cash interest expense	234	221
Changes in operating assets and liabilities:
Trade receivables	3,942	1,478
Prepaid expenses and other assets	37	241
Inventories	(199)	138
Accounts payable	(331)	(599)
Accrued expenses and other liabilities	(856)	(1,573)
Net cash used in operating activities	(702)	(6,341)
Cash flows from investing activities
Purchases of property and equipment	(55)	(35)
Net cash used in investing activities	(55)	(35)
Cash flows from financing activities
Repayment of finance lease liabilities	(5)	(5)
Contributions from non-controlling interest	30	—
Net cash provided by (used in) financing activities	25	(5)
Effect of exchange rates on cash	2	11
Net change in cash and cash equivalents	(730)	(6,370)
Cash and cash equivalents, beginning of period	31,741	43,652
Cash and cash equivalents, end of period	$31,011	$37,282
Cash paid for:
Interest	$1,145	$1,175
Income taxes	$1	$6

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods. For a more complete discussion of significant accounting policies and certain other information, please refer to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended  December 31, 2024. In the opinion of management these condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of results of consolidated operations and financial condition for the interim periods shown, including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year.

Recent Business Developments

On January 6, 2025, the Company announced that it had submitted a 510(k) premarket notification to the FDA for AYON.

AYON was developed with a focus on versatility and innovation. AYON is designed to be the only device a surgeon needs for comprehensive body contouring solutions. This all-in-one system integrates advanced modalities to perform multiple functions seamlessly, removing unwanted fat, enhancing tissue contraction and addressing the full range of patient needs from contouring to aesthetic enhancement. The initial submission for AYON includes the following:

•	Infiltration
•	Dual aspiration to facilitate simultaneous users
•	Ultrasound-assisted liposuction
•	Electrocoagulation to support procedures requiring removal of excess tissue
•	Closed loop contouring
•	Renuvion treatment to address loose and lax skin

The Company anticipates clearance by the FDA in the first half of 2025 and launch later in the year. During 2025, the Company plans to expand the indications with an additional 510(k) submission for AYON to include power assisted liposuction.

Liquidity

The Company has incurred recurring net losses and cash outflows from operations and anticipates that losses will continue, at least, in the near term. The Company plans to continue to fund operations and capital funding needs through existing cash, sales of its products and, if necessary, additional equity and/or debt financing. However, the Company cannot be certain that additional financing will be available when needed or that, if available, financing will be obtained on acceptable terms. The sale of additional equity would result in dilution to its stockholders. Incurring additional debt financing would result in further debt service obligations, and the instruments governing such debt could provide for operating and financing covenants that would restrict operations. If the Company is unable to raise additional capital in sufficient amounts or on acceptable terms, it may be required to delay, limit, reduce, or terminate sales, marketing and product development. Any of these actions could harm the business, results of operations and prospects.

In November 2024, the Company undertook a cost saving restructuring which included an organizational reduction in force to better focus, optimize and streamline operations. As a result of the organizational change, the Company reduced its US workforce by nearly 25%. The estimated annualized future cost savings from the reduction in force is approximately $4.3 million, which is expected to contribute to the goal of decreasing loss and achieving cash-flow breakeven. In addition to the reduction in force, the Company eliminated bonuses in 2024, reduced the board of directors from eight to five members and reduced board cash compensation from $0.5 million annually to approximately $0.1 million. In addition to the organizational changes, the Company has identified other direct cost savings it anticipates achieving in 2025. The identified cost savings include reductions in professional fees, lower research and development costs as we complete the development of AYON, credit card fees and stock-based compensation. The Company foresees, in totality, these cost savings will reduce its annual operating expenses below $40 million in fiscal 2025.

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 2.     RECENT ACCOUNTING PRONOUNCEMENTS

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) to improve income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this ASU are effective for fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09 on January 1, 2025. The Company expects incremental disclosures in its Annual Report on Form 10-K for the 2025 year. This includes additional items in the income tax rate reconciliation, qualitative information for significant reconciling items, disclosing additional information about taxes paid and disclosing loss before income taxes by domestic and foreign.

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

NOTE 3.     INVENTORIES

Inventories consisted of the following:

	March 31,	December 31,
(In thousands)	2025	2024
Raw materials	$3,958	$3,973
Work in process	2,115	1,918
Finished goods	2,630	2,705
Gross inventories	8,703	8,596
Less: provision for obsolescence	(1,018)	(1,032)
Inventories, net	$7,685	$7,564

NOTE 4.     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
(in thousands)	2025	2024
Accrued payroll	$1,146	$995
Accrued commissions	526	981
Accrued product warranties	424	428
Accrued product liability claim insurance deductibles	2,887	3,168
Accrued professional fees	435	390
Short-term contract liabilities	430	693
Other accrued expenses and current liabilities	983	1,096
Total accrued expenses and other current liabilities	$6,831	$7,751

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 5.     DEBT

The Company’s outstanding debt with Perceptive Credit Holdings IV, LP (“Perceptive”) (as initial lender and administrative agent) (“Perceptive Credit Agreement”) at  March 31, 2025 and December 31, 2024 bears interest at a floating rate based on one-month SOFR, subject to a floor of 5.0%, plus 7.0% (12.0% at March 31, 2025). Included in interest expense for the three months ended March 31, 2025 are $65,000 of amortization of debt issuance costs and $169,000 of amortization of debt discounts. Included in interest expense for the three months ended March 31, 2024 are $65,000 of amortization of debt issuance costs and $156,000 of amortization of debt discounts.

On November 7, 2024, the Company entered into an amendment to the Perceptive Credit Agreement. The amendment reduced the financial covenant trailing twelve-month revenue targets relating to its Advanced Energy segment (tested quarterly), with amended year-end targets of $37.0 million, $52.4 million and $60.3 million for 2025, 2026 and 2027, respectively. The amendment also introduced a maximum operating expense financial covenant, with full year targets of $40.0 million and $45.0 million for 2025 and 2026, respectively. The Perceptive Credit Agreement, as amended, contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and its subsidiaries, among other things, to incur debt, grant liens, make distributions, enter certain restrictive agreements, pay or modify subordinated debt, dispose of assets, make investments and acquisitions, enter into certain transactions with affiliates, and undergo certain fundamental changes, in each case, subject to limitations and exceptions set forth in the Perceptive Credit Agreement. Additionally, the Company must maintain a balance of $3.0 million in cash and cash equivalents during the term of the Perceptive Credit Agreement. As of March 31, 2025, the Company was in compliance with the financial covenants contained within the Perceptive Credit Agreement, as amended. The Company’s continued compliance with covenants is subject to meeting or exceeding forecasted Advanced Energy revenues, as amended, and reducing operating expenses.

In connection with the amendment to the Perceptive Credit Agreement, the Company issued Perceptive 150,000 shares of its common stock.

In connection with the Company’s initial loan under the Perceptive Credit Agreement, the Company issued Perceptive warrants to purchase up to 1,250,000 shares of its common stock, with an exercise price of $2.43 per share.

The Company’s term loan under the Perceptive Credit Agreement, net consists of the following:

	March 31,	December 31,
(In thousands)	2025	2024
Term loan	$37,500	$37,500
Unamortized debt issuance costs	(914)	(979)
Unamortized debt discount	(2,459)	(2,628)
Term loan, net	$34,127	$33,893

As of March 31, 2025, principal repayments on the debt are as follows:

(In thousands)
2025	$—
2026	—
2027	2,216
2028	35,284
Total repayments	$37,500

NOTE 6.     CHINA JOINT VENTURE

In 2019, the Company executed a joint venture agreement with its Chinese supplier (the “China JV”) whereby the Company has a 51% ownership interest. The agreement required the Company to make capital contributions of approximately $357,000 into the newly formed entity, which were made in prior years. In June 2023, the Company executed an amendment to the joint venture agreement to increase the amount of its registered capital. The amendment requires the Company to make additional capital contributions to the China JV of $408,000, of which $184,000 has been made as of March 31, 2025. As of the date of these Condensed Consolidated Financial Statements, the joint venture has not commenced principal operations.

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

The following table summarizes the assets and liabilities of the China JV, a consolidated variable interest entity, included in the Company’s consolidated balance sheets at March 31, 2025 and December 31, 2024, respectively:

	March 31,	December 31,
	2025	2024
(In thousands)
Cash and cash equivalents	8	13
Prepaid expenses and other current assets	55	54
Property and equipment, net	243	247

Accounts payable	5	8
Accrued expenses and other current liabilities	11	33

Changes in the Company’s ownership investment in the China JV were as follows:

	Three Months Ended
	March 31,
(In thousands)	2025	2024
Beginning interest in China JV	$130	$229
Contributions	31	—
Net loss attributable to Apyx	(23)	(14)
Ending interest in China JV	$138	$215

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

	Three Months Ended
	March 31,
(in thousands, except per share data)	2025	2024
Numerator:
Net loss attributable to stockholders	$(4,150)	$(7,576)

Denominator:
Weighted average shares outstanding - basic and diluted	40,729	34,644

Loss per share:
Basic and diluted	$(0.10)	$(0.22)

Anti-dilutive instruments excluded from diluted loss per common share:
Options	7,947	8,513
Warrants	1,500	1,500

During November 2024, the Company sold pre-funded warrants to purchase 2,934,690 shares of its Common Stock. The pre-funded warrants are included in weighted average shares outstanding in the calculation of basic and diluted loss per share.

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

The Company recognized approximately $451,000 in stock-based compensation expense during the three months ended March 31, 2025, as compared with $1,128,000 for the three months ended March 31, 2024.

Stock option activity is summarized as follows:

		Weighted average
	Number of options	exercise price
Outstanding at December 31, 2024	7,638,458	$5.50
Granted	842,250	$1.42
Exercised	—	$-
Canceled and forfeited	(533,305)	$5.46
Outstanding at March 31, 2025	7,947,403	$5.07

The Company allows stock option holders to exercise stock-based awards by surrendering stock-based awards with an intrinsic value equal to the cumulative exercise price of the stock-based awards being exercised, referred to as net settlements. These surrenders are included in stock options exercised in the options rollforward above. There were no such exercises for the three months ended March 31, 2025. For the three months ended March 31, 2024, the Company received 531 options as payment in the exercise of 38 options.

Common shares required to be issued upon the exercise of stock options would be issued from authorized and unissued shares. The Company calculated the grant date fair value of options granted in 2025 (“2025 Grants”) utilizing a Black-Scholes model.

2025 Grants
Strike price	1.42 -1.53
Risk-free rate	4.5%
Expected dividend yield	—
Expected volatility	96.2% - 96.3%
Expected term (in years)	6
Grant date fair value	1.12 -1.21

On April 9, 2025, the Company granted non-officer employees approximately 300,000 options to purchase common shares of the Company's stock at an exercise price of $0.90. All options granted were pursuant to the plans noted above. The employee options vest over a period of three years.

NOTE 9.     INCOME TAXES

Income tax expense was approximately $49,000 and $53,000 with effective tax rates of (1.2)% and (0.7)% for the three months ended March 31, 2025 and 2024, respectively. For the three months ended  March 31, 2025 and 2024, the effective rate differs from the statutory rate primarily due to the full valuation allowance recorded on the net operating loss (“NOL”) and net deferred tax assets generated during the period.

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

During March 2024, the Company was named as a defendant in a number of product liability lawsuits filed under the direction of a single plaintiff’s tort firm alleging off-label use of Renuvion products and the Company’s mismarketing of the same. The suits are venued predominantly in Florida and nearly all involve procedures conducted prior to 2023, which was before the Company received FDA 510k clearance for the use of Renuvion in the types of procedures at issue. The Company denies liability and intends to vigorously defend these suits and believes that it has applicable substantive and procedural defenses. The Company has determined that a loss, comprised of estimated costs to defend the Company against the lawsuits, is probable and currently estimates the range of losses in connection with these matters to be between $1,300,000 and $1,500,000. The Company recorded an estimated loss of $1,300,000 related to these matters during 2024. The Company has also determined that there is a reasonable possibility that there will be an additional loss related to the matters, but the Company is unable to provide an estimate of the range of such additional loss at this time.

Purchase Commitments

At March 31, 2025, the Company had purchase commitments totaling approximately $2.9 million, substantially all of which is expected to be purchased within the next twelve months.

NOTE 11.     RELATED PARTY TRANSACTIONS

Two relatives of Nikolay Shilev, Apyx Bulgaria’s Managing Director, are considered related parties. Teodora Shileva, Mr. Shilev’s spouse, is an employee of the Company working in the accounting department. Svetoslav Shilev, Mr. Shilev’s son, is a quality manager in the quality assurance department.

The partner in the Company’s China JV is also a supplier to the Company. For the three months ended March 31, 2025 and 2024, the Company made purchases from this supplier of approximately $29,000 and $51,000, respectively. At March 31, 2025 and December 31, 2024, respectively, the Company had net payables to this supplier of approximately $53,000 and $243,000, respectively.

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 12.     GEOGRAPHIC AND SEGMENT INFORMATION

Operating segments are aggregated into reportable segments only if they exhibit similar economic characteristics. In addition to similar economic characteristics, the Company also considers the following factors in determining the reportable segments: the nature of business activities, the management structure directly accountable to its Chief Operating Decision Maker ("CODM") for operating and administrative activities, availability of discrete financial information and information presented to the Board of Directors and investors. Charles D. Goodwin, CEO, is the Company's CODM. The CODM uses gross profit to assess segment performance and allocate resources, including employees and capital resources. The Company has included additional financial measures regularly reported to the CODM on a segment basis in the tables below along with a reconciliation between these measures and net income (loss). All other operating expenses are not regularly reported to the CODM on a segment basis. Asset information is not reviewed by the CODM by segment and is not available by segment. Accordingly, the Company has not presented a measure of assets by segment.

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

Summarized financial information with respect to reportable segments is as follows:

	Three Months Ended March 31, 2025
(In thousands)	Advanced Energy	OEM	Corporate & Other	Total
Sales	$7,887	$1,543	$—	$9,430
Cost of sales	2,320	1,445	—	3,765
Gross profit	5,567	98	—	5,665

Commissions	839	—	—	839
All other expenses(i)	4,713	6	3,158	7,877
Income (loss) from operations	15	92	(3,158)	(3,051)
Interest income	—	—	304	304
Interest expense	—	—	(1,376)	(1,376)
Income (loss) before income taxes	15	92	(4,230)	(4,123)
Income tax expense	—	—	49	49
Net income (loss)	15	92	(4,279)	(4,172)

	Three Months Ended March 31, 2024
(In thousands)	Advanced Energy	OEM	Corporate & Other	Total
Sales	$7,453	$2,791	$—	$10,244
Cost of sales	2,262	2,033	—	4,295
Gross profit	5,191	758	—	5,949

Commissions	717	—	—	717
All other expenses(i)	7,414	26	4,407	11,847
(Loss) income from operations	(2,940)	732	(4,407)	(6,615)
Interest income	—	—	495	495
Interest expense	—	—	(1,396)	(1,396)
Other loss, net	—	—	(21)	(21)
(Loss) income before income taxes	(2,940)	732	(5,329)	(7,537)
Income tax expense	—	—	53	53
Net (loss) income	(2,940)	732	(5,382)	(7,590)

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

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

International sales represented approximately 28.5% of total revenues for the three months ended March 31, 2025, as compared with approximately 31.9% of total revenues for the three months ended March 31, 2024.

Sales by geographic region, based on the customer's “ship to” location on the invoice, are as follows:

	Three Months Ended
	March 31,
(In thousands)	2025	2024
Sales by Domestic and International
Domestic	$6,743	$6,979
International	2,687	3,265
Total	$9,430	$10,244

Tangible long-lived assets by geographic location are as follows:

	March 31,	December 31,
(In thousands)	2025	2024
Long-lived assets by Domestic and International
Domestic	$5,430	$5,532
International	1,107	1,206
Total	$6,537	$6,738

APYX MEDICAL CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and related notes contained elsewhere in this report and with the audited consolidated financial statements and footnotes as of and for the year ended December 31, 2024 contained within our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 13, 2025. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors discussed in this report and those discussed in other documents we file with the SEC. In light of these risks, uncertainties and assumptions, readers are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements represent beliefs and assumptions as of the date of this report. While we may elect to update forward-looking statements and at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change. Past performance does not guarantee future results.

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

We operate in two business segments: OEM and Advanced Energy. The OEM segment is primarily development and manufacturing contract and product driven. The Advanced Energy segment sells both capital equipment and consumables in the form of a single use handpiece. Sales of handpiece units are a substantial portion of our business and for the three months ended March 31, 2025 and 2024, we sold approximately 19,000 and 21,000 units, respectively. In the first quarter of 2025, our handpiece revenue grew 1% overall and 14% in the United States and handpiece revenue now accounts for more than 60% of our total Advanced Energy revenue.

Recent activities:

Glucagon- like peptide -1 receptor agonists ("GLP-1s"), such as Mounjaro®, Wegovy® and Ozempic®, are prescribed for the treatment of diabetes and/or weight loss in combination with exercise to improve glycemic control. GLP-1’s have also been found to mimic the GLP-1 satiety hormone in our bodies. When one eats, GLP-1 is released in the small intestines regulating blood sugar and sending signals to the brain centers that control appetite. Studies have shown patients taking GLP-1’s have experienced a loss of body weight. Currently, three GLP-1’s are cleared by the FDA for weight loss, but we anticipate a number of additional drug candidates will be cleared as well as, oral versions of these injectable medications.

We believe the increased use of GLP-1s had an initial negative impact on the revenue for plastic and cosmetic surgeons and created uncertainty in the aesthetic space. However, we believe, as these drugs will have a ripple effect that will eventually drive people towards plastic surgery and may provide a tailwind for sales of our Renuvion products. Rapid weight loss caused by these drugs can contribute to loose skin, particularly in the curvier areas of the body. To address this, the cosmetic surgery market focuses on body contouring. Body contouring is a customizable treatment for patients to target specific fat deposits, engage in the transfer of fat, and treatments to address loose or lax skin. Renuvion is the only FDA approved device for the treatment of this issue post liposuction. Additionally, Renuvion may be used to treat skin laxity without the use of liposuction, potentially increasing the total available market for our products.

On January 6, 2025, we announced that we had submitted a 510(k) premarket notification to the FDA for AYON.

AYON was developed with a focus on versatility and innovation. AYON is designed to be the only device a surgeon needs for comprehensive body contouring solutions. This all-in-one system integrates advanced modalities to perform multiple functions seamlessly, removing unwanted fat, enhancing tissue contraction and addressing the full range of patient needs from contouring to aesthetic enhancement. The initial submission for AYON includes the following:

•	Infiltration
•	Dual aspiration to facilitate simultaneous users
•	Ultrasound-assisted liposuction
•	Electrocoagulation to support procedures requiring removal of excess tissue
•	Closed loop contouring
•	Renuvion treatment to address loose and lax skin

We anticipate clearance by the FDA in the first half of 2025 and launch later in the year. During 2025, we plan to expand the indications with an additional 510(k) submission for AYON to include power assisted liposuction.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Liquidity:

We have incurred recurring net losses and cash outflows from operations and we anticipate that losses will continue in the near term. We plan to continue to fund our operations and capital funding needs through existing cash, sales of our products and, if necessary, additional equity and/or debt financing. However, we cannot be certain that additional financing will be available when needed or that, if available, financing will be obtained on terms acceptable to us. The sale of additional equity would result in dilution to our stockholders. Incurring additional debt financing would result in further debt service obligations, and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. If we are unable to raise additional capital in sufficient amounts or on acceptable terms, it may be necessary to delay, limit, reduce, or terminate our sales, marketing and product development. Any of these actions could harm our business, results of operations and prospects.

In November 2024, we undertook a cost saving restructuring which included an organizational reduction in force to better focus, optimize and streamline operations. As a result of the organizational changes, we reduced our workforce by nearly 25%. We estimate the annualized future cost savings from the reduction in force to be approximately $4.3 million which we expect to contribute to our goal of decreasing loss and achieving cash-flow breakeven. In addition, to the reduction in force, we eliminated bonuses in 2024, reduced the board of directors from eight to five members and reduced board cash compensation from $0.5 million annually to $0.1 million. In addition to the organizational changes, we have identified other direct cost savings we anticipate achieving in 2025. The identified cost savings include reductions in professional fees, lower research and development costs as we complete the development of AYON, credit card fees and stock-based compensation. We foresee, in totality, these cost savings will reduce our annual operating expenses below $40 million in 2025.

We are actively monitoring trade policy and tariff announcements including the recent executive orders issued by the U.S. federal administration regarding tariffs on imports from various countries, including the European Union, Canada, Mexico and China. In addition, we are monitoring the potential impact of actions taken by these countries in response to the announced tariffs. We currently manufacture in Clearwater, Florida and Sofia, Bulgaria and we intend to utilize these locations to minimize the impact of the tariffs, but such tariffs may make our products less cost competitive and reduce gross margins. At this time, the overall impact on our business related to these or any other tariffs that may be imposed, remains uncertain and depends on multiple factors, including the duration and expansion of current tariffs, future changes to tariff rates, scope or enforcement, retaliatory measures by impacted trade partners, inflationary effects, and the effectiveness of our responses in managing these challenges.

Inflation:

The consequences of global supply chain instability and inflationary cost increases, potential and actual tariffs, and their adverse impact to the global economy, continue to evolve. Accordingly, the significance of the future impact to our business and financial statements remains subject to significant uncertainty. We continue to work on initiatives to combat inflation, including finding alternative suppliers that meet our quality standards, streamlining our supplier network to reduce the use of middlemen and redesigning some components to achieve better volume purchase prices. Inflation has not, to date, materially impacted our operations or financial performance. However, as these trends continue for raw materials, freight, and labor costs, our future financial performance could be adversely impacted.

In regard to our operating segments, results are aggregated into reportable segments only if they exhibit similar economic characteristics. In addition to similar economic characteristics, we also consider the following factors in determining the reportable segments: the nature of business activities, the management structure directly accountable to our chief operating decision maker for operating and administrative activities, availability of discrete financial information, and information presented to the Board of Directors and investors. Asset information is not reviewed by the chief operating decision maker by segment and is not available by segment and, accordingly, we have not presented a measure of assets by reportable segment.

Our reportable segments are disclosed as principally organized and managed as two operating segments: Advanced Energy and OEM. “Corporate & Other” includes certain unallocated corporate and administrative costs which are not specifically attributed to any reportable segment. The OEM segment is primarily development and manufacturing contract and product driven. All related expenses are recorded as cost of sales and therefore no segment specific operating expenses are incurred.

We strongly encourage investors to visit our website: www.apyxmedical.com to view the most current news and to review our filings with the Securities and Exchange Commission.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations

Sales

	Three Months Ended
	March 31,
(In thousands)	2025	2024	Change
Sales by Reportable Segment
Advanced Energy	$7,887	$7,453	5.8%
OEM	1,543	2,791	(44.7)%
Total	$9,430	$10,244	(7.9)%

Sales by Domestic and International
Domestic	$6,743	$6,979	(3.4)%
International	2,687	3,265	(17.7)%
Total	$9,430	$10,244	(7.9)%

Total revenue decreased by 7.9%, or approximately $0.8 million, for the three months ended March 31, 2025 when compared with the three months ended March 31, 2024. Advanced Energy segment sales increased 5.8%, or approximately $0.4 million, for the three months ended March 31, 2025 when compared with the three months ended March 31, 2024. The Advanced Energy sales increase was driven by an increased volume of single-use handpieces domestically, domestic and international sales of upgrades to the Apyx One Console and domestic sales of new generators. These increases were partially offset by a lower average selling price of generators to domestic customers and a general decrease in international sales. OEM segment sales decreased 44.7%, or approximately $1.2 million, for the three months ended March 31, 2025 when compared with the three months ended March 31, 2024. The decrease in OEM sales was due to decreases in sales volume to existing customers, excluding Symmetry Surgical under our 10-year generator manufacturing and supply agreement.

International sales represented approximately 28.5% and 31.9% of total revenues for the three months ended March 31, 2025 and 2024, respectively. Management estimates our products have been sold in more than 60 countries through local dealers coordinated by sales and marketing personnel through our facilities in Clearwater, Florida and Sofia, Bulgaria.

Gross Profit

	Three Months Ended
	March 31,
(In thousands)	2025	2024	Change
Cost of sales	$3,765	$4,295	(12.3)%
Percentage of sales	39.9%	41.9%
Gross profit	$5,665	$5,949	(4.8)%
Percentage of sales	60.1%	58.1%

Gross profit for the three months ended March 31, 2025, decreased 4.8% to $5.7 million, compared to $5.9 million for the same period in the prior year. Gross margin for the three months ended March 31, 2025, was 60.1%, compared to 58.1% for the same period in 2024. The increase in gross margin for the three months ended March 31, 2025 from the prior year period is primarily attributable to mix between our segments with Advanced Energy comprising a higher percentage of total sales and geographic mix within our Advanced Energy segment, with domestic sales comprising a higher percentage of total sales. These increases were partially offset by a decrease in the average selling price of generators to domestic customers and product mix within our OEM segment.

Other Costs and Expenses

Research and development

	Three Months Ended
	March 31,
(In thousands)	2025	2024	Change
Research and development expense	$804	$1,397	(42.4)%
Percentage of sales	8.5%	13.6%

Research and development expenses decreased 42.4% for the three months ended March 31, 2025, primarily due to lower compensation and benefits costs ($0.4 million) and lower spending on our product development initiatives and clinical studies ($0.2 million).

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Professional services

	Three Months Ended
	March 31,
(In thousands)	2025	2024	Change
Professional services expense	$1,449	$1,574	(7.9)%
Percentage of sales	15.4%	15.4%

Professional services expense decreased 7.9% for the three months ended March 31, 2025, primarily due to a decrease in recruiting expenses ($0.1 million).

Salaries and related costs

	Three Months Ended
	March 31,
(In thousands)	2025	2024	Change
Salaries and related expenses	$3,081	$4,696	(34.4)%
Percentage of sales	32.7%	45.8%

During the three months ended March 31, 2025, salaries and related expenses decreased 34.4%, primarily due to a decrease in salaries and benefits ($0.6 million), which was due to lower headcount following our reduction in force in the fourth quarter of 2024, bonus expense ($0.5 million), as bonuses for 2025 are discretionary, and lower stock based compensation expense ($0.5 million).

Selling, general and administrative expenses

	Three Months Ended
	March 31,
(In thousands)	2025	2024	Change
SG&A expense	$3,382	$4,897	(30.9)%
Percentage of sales	35.9%	47.8%

During the three months ended March 31, 2025, selling, general and administrative expense decreased 30.9%, primarily due to lower travel expenses ($0.6 million), meeting and training costs ($0.5 million), regulatory expenses ($0.2 million), board of directors cash compensation ($0.1 million), sales and property taxes ($0.1 million), payment processing fees ($0.1 million) and foreign currency gains and losses ($0.1 million). These decreases were partially offset by higher advertising expense, including trade show fees and related costs ($0.2 million) and increases in commissions ($0.1 million).

Interest Income (Expense)

	Three Months Ended
	March 31,
(In thousands)	2025	2024
Interest income	$304	$495
Percentage of sales	3.2%	4.8%
Interest expense	$(1,376)	$(1,396)
Percentage of sales	(14.6)%	(13.6)%

Interest income decreased approximately $0.2 million for the three months ended March 31, 2025, when compared with the same period in the prior year. This decrease is due to a lower average balance and lower average yield in our investments in money market funds and U.S. Treasury securities included in cash and cash equivalents.

Interest expense was flat at approximately $1.4 million for the three months ended March 31, 2025 and 2024.

Income Taxes

	Three Months Ended
	March 31,
(In thousands)	2025	2024
Income tax expense	$49	$53
Effective tax rate	(1.2)%	(0.7)%

Income tax expense was approximately $49,000 and $53,000 with effective tax rates of (1.2)% and (0.7)% for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025 and 2024, the effective rate differs from the statutory rate primarily due to the full valuation allowance recorded on the net operating loss (“NOL”) and net deferred tax assets generated during the period.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Liquidity and Capital Resources

At March 31, 2025, we had approximately $31.0 million in cash and cash equivalents as compared to approximately $31.7 million in cash and cash equivalents at December 31, 2024. Our working capital at March 31, 2025 was approximately $42.3 million compared with $45.7 million at December 31, 2024.

For the three months ended March 31, 2025, net cash used in operating activities was approximately $0.7 million, compared with net cash used in operating activities of approximately $6.3 million in the three months ended March 31, 2024. The decrease in cash used in operations is primarily due to improvements in our accounts receivable position and the decrease in operating loss, which is a result of the cost cutting measures implemented in the fourth quarter of 2024, compared to the same period in the prior year.

Net cash used in investing activities for the three months ended March 31, 2025 and 2024, was $55,000 and $35,000, respectively, related to investments in property and equipment.

Net cash provided by financing activities for the three months ended March 31, 2025 was $25,000 and was primarily related to contributions to the China JV by the non-controlling member.

We have incurred recurring net losses and cash outflows from operations and we anticipate that losses will continue in the near term. We plan to continue to fund our operations and capital funding needs through existing cash, sales of our products and if necessary additional equity and/or debt financing. However, we cannot be certain that additional financing will be available when needed or that, if available, financing will be obtained on terms acceptable to us. The sale of additional equity would result in dilution to our stockholders. Incurring additional debt financing would result in further debt service obligations, and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. If we are unable to raise additional capital in sufficient amounts or on acceptable terms, it may be necessary to delay, limit, reduce, or terminate our sales, marketing and product development. Any of these actions could harm our business, results of operations and prospects.

On November 22, 2022, we filed a shelf registration statement providing us the ability to register and sell our securities in the aggregate amount up to $100 million. The shelf registration statement included an embedded ATM facility for up to $40 million.

On November 7, 2024, we entered into an amendment to the Perceptive Credit Agreement. The amendment reduced the financial covenant trailing twelve-month revenue targets relating to its Advanced Energy segment (tested quarterly), with amended year-end targets of $37.0 million, $52.4 million and $60.3 million for 2025, 2026 and 2027, respectively. The amendment also introduced a maximum operating expense financial covenant, with full year targets of $40.0 million and $45.0 million for 2025 and 2026, respectively. The Perceptive Credit Agreement, as amended, continues to contain customary affirmative and negative covenants, including covenants limiting the ability of us and our subsidiaries, among other things, to incur debt, grant liens, make distributions, enter certain restrictive agreements, pay or modify subordinated debt, dispose of assets, make investments and acquisitions, enter into certain transactions with affiliates, and undergo certain fundamental changes, in each case, subject to limitations and exceptions set forth in the Perceptive Credit Agreement. Additionally, we must maintain a balance of $3.0 million in cash and cash equivalents during the term of the Perceptive Credit Agreement. As of March 31, 2025, we were in compliance with the financial covenants contained within the Perceptive Credit Agreement, as amended. Our continued compliance with covenants is subject to meeting or exceeding forecasted Advanced Energy revenues, as amended and reducing operating expenses.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

For a more in-depth description of the terms of the Perceptive Credit Agreement, as amended, see Note 11 in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024 and Note 5 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

At March 31, 2025, we had purchase commitments totaling approximately $2.9 million, substantially all of which is expected to be purchased within the next twelve months.

Critical Accounting Estimates

In preparing the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), we have adopted various accounting policies. Our most significant accounting policies are disclosed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 13, 2025.

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

Recent Accounting Pronouncements

See Note 2 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

APYX MEDICAL CORPORATION

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has established and maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2025, the Company’s disclosure controls and procedures were effective.

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

APYX MEDICAL CORPORATION

PART II.     Other Information

ITEM 1. Legal Proceedings

See Note 10 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. Risk Factors

There have been no material changes to the risk factors described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Apyx Medical Corporation

Date: May 8, 2025	By:	/s/ Charles D. Goodwin II
Charles D. Goodwin II
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 8, 2025	By:	/s/ Matthew Hill
Matthew Hill
Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer)