Form 10-Q
period 2025-06-30
Apyx Medical Corp
filed 2025-08-07
CIK 719135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 5, 2025, 37,819,478 shares of the registrant’s $0.001 par value common stock were outstanding.

APYX MEDICAL CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended June 30, 2025

PART I.     Financial Information

ITEM 1. Condensed Consolidated Financial Statements

APYX MEDICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2025
	(Unaudited)	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$29,301	$31,741
Trade accounts receivable, net of allowance of $1,050 and $1,000	11,248	15,480
Inventories, net of provision for obsolescence of $1,132 and $1,032	8,192	7,564
Prepaid expenses and other current assets	1,174	1,655
Total current assets	49,915	56,440
Property and equipment, net of accumulated depreciation and amortization of $4,120 and $3,989	2,048	1,987
Operating lease right-of-use assets	4,464	4,703
Finance lease right-of-use assets	38	48
Other assets	1,723	1,664
Total assets	$58,188	$64,842
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,893	$2,615
Accrued expenses and other current liabilities	7,275	7,751
Current portion of operating lease liabilities	378	335
Current portion of finance lease liabilities	20	20
Total current liabilities	10,566	10,721
Long-term debt, net of debt discounts and issuance costs	34,365	33,893
Long-term operating lease liabilities	4,292	4,483
Long-term finance lease liabilities	23	33
Long-term contract liabilities	1,194	1,118
Other liabilities	292	259
Total liabilities	50,732	50,507
EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized; 37,793,886 issued and outstanding as of June 30, 2025, and December 31, 2024	38	38
Additional paid-in capital	93,054	92,083
Accumulated deficit	(85,839)	(77,911)
Total stockholders’ equity	7,253	14,210
Non-controlling interest	203	125
Total equity	7,456	14,335
Total liabilities and equity	$58,188	$64,842

The accompanying notes are an integral part of the condensed consolidated financial statements.

APYX MEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Sales	$11,373	$12,149	$20,803	$22,393
Cost of sales	4,290	4,656	8,055	8,951
Gross profit	7,083	7,493	12,748	13,442
Other costs and expenses:
Research and development	824	1,424	1,628	2,821
Professional services	1,621	2,096	3,070	3,670
Salaries and related costs	3,072	4,682	6,153	9,378
Selling, general and administrative	4,140	4,838	7,522	9,735
Total other costs and expenses	9,657	13,040	18,373	25,604
Loss from operations	(2,574)	(5,547)	(5,625)	(12,162)
Interest income	278	439	582	934
Interest expense	(1,393)	(1,427)	(2,769)	(2,823)
Other expense, net	—	(1)	—	(22)
Total other expense, net	(1,115)	(989)	(2,187)	(1,911)
Loss before income taxes	(3,689)	(6,536)	(7,812)	(14,073)
Income tax expense	49	50	98	103
Net loss	(3,738)	(6,586)	(7,910)	(14,176)
Net income (loss) attributable to non-controlling interest	40	(30)	18	(44)
Net loss attributable to stockholders	$(3,778)	$(6,556)	$(7,928)	$(14,132)

Loss per share:
Basic and diluted	$(0.09)	$(0.19)	$(0.19)	$(0.41)

The accompanying notes are an integral part of the condensed consolidated financial statements.

APYX MEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(In thousands)

			Additional		Non-
	Common Stock		Paid-In	Accumulated	controlling	Total
	Shares	Par Value	Capital	Deficit	Interest	Equity
Balance at December 31, 2023	34,644	$35	$81,114	$(54,448)	$221	$26,922
Stock-based compensation	—	—	1,128	—	—	1,128
Net loss	—	—	—	(7,576)	(14)	(7,590)
Balance at March 31, 2024	34,644	$35	$82,242	$(62,024)	$207	$20,460
Stock-based compensation	—	—	1,050	—	—	1,050
Net loss	—	—	—	(6,556)	(30)	(6,586)
Balance at June 30, 2024	34,644	$35	$83,292	$(68,580)	$177	$14,924

			Additional		Non-
	Common Stock		Paid-In	Accumulated	controlling
	Shares	Par Value	Capital	Deficit	Interest	Total
Balance at December 31, 2024	37,794	$38	$92,083	$(77,911)	$125	$14,335
Contributions from non-controlling interest	—	—	—	—	30	30
Stock-based compensation	—	—	451	—	—	451
Net loss	—	—	—	(4,150)	(22)	(4,172)
Balance at March 31, 2025	37,794	$38	$92,534	$(82,061)	$133	$10,644
Contributions from non-controlling interest	—	—	—	—	30	30
Stock-based compensation	—	—	520	—	—	520
Net (loss) income	—	—	—	(3,778)	40	(3,738)
Balance at June 30, 2025	37,794	$38	$93,054	$(85,839)	$203	$7,456

The accompanying notes are an integral part of the condensed consolidated financial statements.

APYX MEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(7,910)	$(14,176)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	270	313
Provision for inventory obsolescence	172	60
Loss on disposal of property and equipment	—	20
Stock-based compensation	971	2,178
Allowance for credit losses	156	45
Non-cash lease expense	48	62
Non-cash interest expense	472	443
Changes in operating assets and liabilities:
Trade receivables	4,413	1,187
Prepaid expenses and other assets	434	666
Inventories	(720)	547
Accounts payable	182	(345)
Accrued expenses and other liabilities	(423)	(1,670)
Net cash used in operating activities	(1,935)	(10,670)
Cash flows from investing activities
Purchases of property and equipment	(320)	(324)
Net cash used in investing activities	(320)	(324)
Cash flows from financing activities
Repayment of finance lease liabilities	(10)	(10)
Contributions from non-controlling interest	60	—
Net cash provided by (used in) financing activities	50	(10)
Effect of exchange rates on cash	(235)	30
Net change in cash and cash equivalents	(2,440)	(10,974)
Cash and cash equivalents, beginning of period	31,741	43,652
Cash and cash equivalents, end of period	$29,301	$32,678
Cash paid for:
Interest	$2,300	$2,371
Income taxes	$76	$180

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

Recent Business Developments

On May 13, 2025, the Company announced it had received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) for the AYON Body Contouring System™ (“AYON”). The Company is actively preparing for a commercial launch of AYON leveraging its relationships with key surgeons in critical geographies. The official commercial launch of AYON will commence in the second half of 2025.

This initial 510(k) clearance for AYON covers a wide variety of aesthetic treatments, including Renuvion to address loose and lax skin, ultrasound-assisted liposuction, electrocoagulation to support procedures requiring removal of excess tissue, along with several others. The Company intends to expand the cleared indications for AYON, to include power liposuction, with an additional 510(k) submission planned for later this year.

Liquidity

The Company has incurred recurring net losses and cash outflows from operations and anticipates that losses will continue, at least, in the near term. The Company plans to continue to fund operations and capital funding needs through existing cash, sales of its products and, if necessary, additional equity and/or debt financing. However, the Company cannot be certain that additional financing will be available when needed or that, if available, financing will be obtained on acceptable terms. The sale of additional equity would result in dilution to its stockholders. Incurring additional debt financing would result in further debt service obligations, and the instruments governing such debt could provide for operating and financing covenants that would restrict operations. If the Company is unable to raise additional capital in sufficient amounts or on acceptable terms, it may be required to delay, limit, reduce, or terminate sales, marketing and product development. Any of these actions could harm the Company's business, prospects and results of operations.

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

NOTE 3.     INVENTORIES

Inventories consisted of the following:

	June 30,	December 31,
(In thousands)	2025	2024
Raw materials	$4,261	$3,973
Work in process	2,487	1,918
Finished goods	2,576	2,705
Gross inventories	9,324	8,596
Less: provision for obsolescence	(1,132)	(1,032)
Inventories, net	$8,192	$7,564

NOTE 4.     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
(in thousands)	2025	2024
Accrued payroll	$900	$995
Accrued commissions	589	981
Accrued product warranties	423	428
Accrued product liability claim insurance deductibles	2,711	3,168
Accrued professional fees	350	390
Short-term contract liabilities	1,481	693
Other accrued expenses and current liabilities	821	1,096
Total accrued expenses and other current liabilities	$7,275	$7,751

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 5.     DEBT

The Company’s outstanding debt with Perceptive Credit Holdings IV, LP (“Perceptive”) (as initial lender and administrative agent) (“Perceptive Credit Agreement”) at  June 30, 2025 and December 31, 2024 bears interest at a floating rate based on one-month SOFR, subject to a floor of 5.0%, plus 7.0% (12.0% at June 30, 2025). Included in interest expense for the three and six months ended June 30, 2025 are $65,000 and $130,000, respectively, of amortization of debt issuance costs and $173,000 and $342,000, respectively, of amortization of debt discounts. Included in interest expense for the three and six months ended June 30, 2024 are $64,000 and $129,000, respectively, of amortization of debt issuance costs and $158,000 and $314,000, respectively, of amortization of debt discounts.

On November 7, 2024, the Company entered into an amendment to the Perceptive Credit Agreement. The amendment reduced the financial covenant trailing twelve-month revenue targets relating to its Advanced Energy segment (tested quarterly), with amended year-end targets of $37.0 million, $52.4 million and $60.3 million for 2025, 2026 and 2027, respectively. The amendment also introduced a maximum operating expense financial covenant, with full year targets of $40.0 million and $45.0 million for 2025 and 2026, respectively. The Perceptive Credit Agreement, as amended, contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and its subsidiaries, among other things, to incur debt, grant liens, make distributions, enter certain restrictive agreements, pay or modify subordinated debt, dispose of assets, make investments and acquisitions, enter into certain transactions with affiliates, and undergo certain fundamental changes, in each case, subject to limitations and exceptions set forth in the Perceptive Credit Agreement. Additionally, the Company must maintain a balance of $3.0 million in cash and cash equivalents during the term of the Perceptive Credit Agreement. As of June 30, 2025, the Company was in compliance with the financial covenants contained within the Perceptive Credit Agreement, as amended. The Company’s continued compliance with covenants is subject to meeting or exceeding forecasted Advanced Energy revenues, as amended, and reducing operating expenses.

In connection with the amendment to the Perceptive Credit Agreement, the Company issued Perceptive 150,000 shares of its common stock.

In connection with the Company’s initial loan under the Perceptive Credit Agreement, the Company issued Perceptive warrants to purchase up to 1,250,000 shares of its common stock, with an exercise price of $2.43 per share.

The Company’s term loan under the Perceptive Credit Agreement, net consists of the following:

	June 30,	December 31,
(In thousands)	2025	2024
Term loan	$37,500	$37,500
Unamortized debt issuance costs	(849)	(979)
Unamortized debt discount	(2,286)	(2,628)
Term loan, net	$34,365	$33,893

As of June 30, 2025, principal repayments on the debt are as follows:

(In thousands)
2025	$—
2026	—
2027	2,216
2028	35,284
Total repayments	$37,500

NOTE 6.     CHINA JOINT VENTURE

In 2019, the Company executed a joint venture agreement with its Chinese supplier (the “China JV”) whereby the Company has a 51% ownership interest. The agreement required the Company to make capital contributions of approximately $357,000 into the newly formed entity, which were made in prior years. In June 2023, the Company executed an amendment to the joint venture agreement to increase the amount of its registered capital. The amendment requires the Company to make additional capital contributions to the China JV of $408,000, of which $214,000 has been made as of June 30, 2025. During May 2025, the China JV executed a distribution agreement with a Chinese distributor and commenced operations during the second quarter of 2025.

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

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The China JV is organized as a limited liability company under the laws of the Peoples Republic of China, accordingly the Company's exposure to losses in the China JV is limited to the Company's registered capital in the Company, which is equal to the sum of the required capital contributions above. As the China JV is not currently sufficiently capitalized, the assets of the China JV are not available to settle obligations of the Company.

The following table summarizes the assets and liabilities of the China JV, a consolidated variable interest entity, included in the Company’s consolidated balance sheets at June 30, 2025 and December 31, 2024, respectively:

	June 30,	December 31,
	2025	2024
(In thousands)
Cash and cash equivalents	325	13
Prepaid expenses and other current assets	99	54
Property and equipment, net	238	247

Accounts payable	144	8
Accrued expenses and other current liabilities	84	33

Changes in the Company’s ownership investment in the China JV were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Beginning interest in China JV	$138	$215	$130	$229
Contributions	30	—	61	—
Net income (loss) attributable to Apyx	42	(31)	19	(45)
Ending interest in China JV	$210	$184	$210	$184

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2025	2024	2025	2024
Numerator:
Net loss attributable to stockholders	$(3,778)	$(6,556)	$(7,928)	$(14,132)

Denominator:
Weighted average shares outstanding - basic and diluted	40,729	34,644	40,729	34,644

Loss per share:
Basic and diluted	$(0.09)	$(0.19)	$(0.19)	$(0.41)

Anti-dilutive instruments excluded from diluted loss per common share:
Options	8,581	8,430	8,581	8,430
Warrants	1,500	1,500	1,500	1,500

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

The Company recognized approximately $520,000 and $971,000, respectively, in stock-based compensation expense during the three and six months ended June 30, 2025, as compared with $1,050,000 and $2,178,000, respectively, for the three and six months ended June 30, 2024.

Stock option activity is summarized as follows:

		Weighted average
	Number of options	exercise price
Outstanding at December 31, 2024	7,638,458	$5.50
Granted	1,758,000	$1.35
Exercised	—	$-
Canceled and forfeited	(815,360)	$5.87
Outstanding at June 30, 2025	8,581,098	$4.62

The Company allows stock option holders to exercise stock-based awards by surrendering stock-based awards with an intrinsic value equal to the cumulative exercise price of the stock-based awards being exercised, referred to as net settlements. These surrenders are included in stock options exercised in the options rollforward above. There were no such exercises for the three and six months ended June 30, 2025. For the six months ended June 30, 2024, the Company received 531 options as payment in the exercise of 38 options.

Common shares required to be issued upon the exercise of stock options would be issued from authorized and unissued shares. The Company calculated the grant date fair value of options granted in 2025 (“2025 Grants”) utilizing a Black-Scholes model.

2025 Grants
Strike price	$0.90 - $1.53
Risk-free rate	4.1% - 4.5%
Expected dividend yield	—
Expected volatility	94.5% - 96.3%
Expected term (in years)	6
Grant date fair value	$0.70 - $1.21

NOTE 9.     INCOME TAXES

Income tax expense was approximately $49,000 and $50,000 with effective tax rates of (1.3)% and (0.8)% for the three months ended June 30, 2025 and 2024, respectively. Income tax expense was approximately $98,000 and $103,000 with effective tax rates of (1.3)% and (0.7)% for the six months ended June 30, 2025 and 2024, respectively. For the three and six months ended  June 30, 2025 and 2024, the effective rate differs from the statutory rate primarily due to the full valuation allowance recorded on the net operating loss (“NOL”) and net deferred tax assets generated during the period.

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

Purchase Commitments

At June 30, 2025, the Company had purchase commitments totaling approximately $3.6 million, substantially all of which is expected to be purchased within the next twelve months.

NOTE 11.     RELATED PARTY TRANSACTIONS

Two relatives of Nikolay Shilev, Apyx Bulgaria’s Managing Director, are considered related parties. Teodora Shileva, Mr. Shilev’s spouse, is an employee of the Company working in the accounting department. Svetoslav Shilev, Mr. Shilev’s son, is a quality manager in the quality assurance department.

The partner in the Company’s China JV is also a supplier to the Company. For the three months ended June 30, 2025 and 2024, the Company made purchases from this supplier of approximately $341,000 and $42,000, respectively. For the six months ended June 30, 2025 and 2024, the Company made purchases from this supplier of approximately $370,000 and $93,000, respectively. At June 30, 2025 and December 31, 2024, respectively, the Company had net payables to this supplier of approximately $489,000 and $243,000, respectively.

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

Summarized financial information with respect to reportable segments is as follows:

	Three Months Ended June 30, 2025
(In thousands)	Advanced Energy	OEM	Corporate & Other	Total
Sales	$9,670	$1,703	$—	$11,373
Cost of sales	2,772	1,518	—	4,290
Gross profit	6,898	185	—	7,083

Commissions	952	—	—	952
All other expenses(i)	5,284	4	3,417	8,705
Income (loss) from operations	662	181	(3,417)	(2,574)
Interest income	—	—	278	278
Interest expense	—	—	(1,393)	(1,393)
Income (loss) before income taxes	662	181	(4,532)	(3,689)
Income tax expense	—	—	49	49
Net income (loss)	662	181	(4,581)	(3,738)

	Three Months Ended June 30, 2024
(In thousands)	Advanced Energy	OEM	Corporate & Other	Total
Sales	$9,766	$2,383	$—	$12,149
Cost of sales	2,734	1,922	—	4,656
Gross profit	7,032	461	—	7,493

Commissions	1,123	—	—	1,123
All other expenses(i)	7,605	—	4,312	11,917
(Loss) income from operations	(1,696)	461	(4,312)	(5,547)
Interest income	—	—	439	439
Interest expense	—	—	(1,427)	(1,427)
Other loss, net	—	—	(1)	(1)
(Loss) income before income taxes	(1,696)	461	(5,301)	(6,536)
Income tax expense	—	—	50	50
Net (loss) income	(1,696)	461	(5,351)	(6,586)

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	Six Months Ended June 30, 2025
(In thousands)	Advanced Energy	OEM	Corporate & Other	Total
Sales	$17,557	$3,246	$—	$20,803
Cost of sales	5,092	2,963	—	8,055
Gross profit	12,465	283	—	12,748

Commissions	1,791	—	—	1,791
All other expenses(i)	9,997	10	6,575	16,582
Income (loss) from operations	677	273	(6,575)	(5,625)
Interest income	—	—	582	582
Interest expense	—	—	(2,769)	(2,769)
Income (loss) income before income taxes	677	273	(8,762)	(7,812)
Income tax expense	—	—	98	98
Net income (loss)	677	273	(8,860)	(7,910)

	Six Months Ended June 30, 2024
(In thousands)	Advanced Energy	OEM	Corporate & Other	Total
Sales	$17,219	$5,174	$—	$22,393
Cost of sales	4,996	3,955	—	8,951
Gross profit	12,223	1,219	—	13,442

Commissions	1,840	—	—	1,840
All other expenses(i)	15,019	26	8,719	23,764
(Loss) income from operations	(4,636)	1,193	(8,719)	(12,162)
Interest income	—	—	934	934
Interest expense	—	—	(2,823)	(2,823)
Other income, net	—	—	(22)	(22)
(Loss) income before income taxes	(4,636)	1,193	(10,630)	(14,073)
Income tax expense	—	—	103	103
Net (loss) income	(4,636)	1,193	(10,733)	(14,176)

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

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

International sales represented approximately 31.6% and 30.2% of total revenues for the three and six months ended June 30, 2025, respectively, as compared with approximately 28.5% and 30.0% of total revenues for the three and six months ended June 30, 2024, respectively.

Sales by geographic region, based on the customer's “ship to” location on the invoice, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Sales by Domestic and International
Domestic	$7,776	$8,687	$14,519	$15,666
International	3,597	3,462	6,284	6,727
Total	$11,373	$12,149	$20,803	$22,393

Tangible long-lived assets by geographic location are as follows:

	June 30,	December 31,
(In thousands)	2025	2024
Long-lived assets by Domestic and International
Domestic	$5,517	$5,532
International	1,033	1,206
Total	$6,550	$6,738

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

We operate in two business segments: OEM and Advanced Energy. The OEM segment is primarily development and manufacturing contract and product driven. The Advanced Energy segment sells both capital equipment and consumables in the form of a single-use handpiece. Sales of handpiece units are a substantial portion of our business and for the six months ended June 30, 2025 and 2024, we sold approximately 40,000 and 45,000 units, respectively, as a result of an overall lower number of liposuction procedures and commercial focus on the launch of AYON in the U.S. Handpiece revenue accounts for more than 60% of our total Advanced Energy revenue.

Recent Activities

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

We believe the increased use of GLP-1s had an initial negative impact on the revenue for plastic and cosmetic surgeons and created uncertainty in the aesthetic space. However, we believe, that the use of these drugs will have a ripple effect which will drive people towards plastic surgery and may provide a tailwind for sales of our Renuvion products. Rapid weight loss caused by these drugs can contribute to loose skin. To address this, the cosmetic surgery market focuses on body contouring. Body contouring is a customizable treatment for patients to target specific fat deposits, engage in the transfer of fat, and treatments to address loose or lax skin. Renuvion is the only FDA approved device for the treatment of this issue post liposuction. Additionally, Renuvion may be used to treat skin laxity without the use of liposuction, potentially increasing the total available market for our products.

On May 13, 2025, we announced that we had received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) for the AYON Body Contouring System™ (“AYON”). We are actively preparing for a commercial launch of AYON leveraging our relationships with key surgeons in critical geographies. The official commercial launch of AYON will commence in the second half of 2025.

This initial 510(k) clearance for AYON covers a wide variety of aesthetic treatments, including Renuvion to address loose and lax skin, ultrasound-assisted liposuction, electrocoagulation to support procedures requiring removal of excess tissue, along with several others. We intend to expand the cleared indications for AYON, to include power liposuction, with an additional 510(k) submission planned for later this year.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Liquidity

We have incurred recurring net losses and cash outflows from operations and we anticipate that losses will continue in the near term. We plan to continue to fund our operations and capital funding needs through existing cash, sales of our products and, if necessary, additional equity and/or debt financing. However, we cannot be certain that additional financing will be available when needed or that, if available, financing will be obtained on terms acceptable to us. The sale of additional equity would result in dilution to our stockholders. Incurring additional debt financing would result in further debt service obligations, and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. If we are unable to raise additional capital in sufficient amounts or on acceptable terms, it may be necessary to delay, limit, reduce, or terminate our sales, marketing and product development. Any of these actions could harm our business, prospects and results of operations.

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

Inflation

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

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations

Sales

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands)	2025	2024	Change	2025	2024	Change
Sales by Reportable Segment
Advanced Energy	$9,670	$9,766	(1.0)%	$17,557	$17,219	2.0%
OEM	1,703	2,383	(28.5)%	3,246	5,174	(37.3)%
Total	$11,373	$12,149	(6.4)%	$20,803	$22,393	(7.1)%

Sales by Domestic and International
Domestic	$7,776	$8,687	(10.5)%	$14,519	$15,666	(7.3)%
International	3,597	3,462	3.9%	6,284	6,727	(6.6)%
Total	$11,373	$12,149	(6.4)%	$20,803	$22,393	(7.1)%

Total revenue decreased by 6.4%, or approximately $0.8 million, for the three months ended June 30, 2025 when compared with the three months ended June 30, 2024. Advanced Energy segment sales decreased 1.0%, or approximately $0.1 million, for the three months ended June 30, 2025 when compared with the three months ended June 30, 2024. In the second quarter of 2025, in the U.S., we took preorders for the AYON system, which includes an Apyx One Console. For customers that did not already have an Apyx One Console, we shipped the Apyx One Console during the quarter and expect to ship the balance of the AYON system in the third and fourth quarters. OEM segment sales decreased 28.5%, or approximately $0.7 million, for the three months ended June 30, 2025 when compared with the three months ended June 30, 2024. The decrease in OEM sales was due to decreases in sales volume to existing customers, including Symmetry Surgical under our 10-year generator manufacturing and supply agreement.

Total revenue decreased by 7.1%, or approximately $1.6 million, for the six months ended June 30, 2025 when compared with the six months ended June 30, 2024. Advanced Energy segment sales increased 2.0%, or approximately $0.3 million, for the six months ended June 30, 2025 when compared with the six months ended June 30, 2024. In the second quarter of 2025, in the U.S., we took preorders for the AYON system, which includes an Apyx One Console. For customers that did not already have an Apyx One Console, we shipped the Apyx One Console during the quarter and expect to ship the balance of the AYON system in the third and fourth quarters. OEM segment sales decreased 37.3%, or approximately $1.9 million, for the six months ended June 30, 2025 when compared with the six months ended June 30, 2024. The decrease in OEM sales was due to decreases in sales volume to existing customers, including Symmetry Surgical under our 10-year generator manufacturing and supply agreement.

International sales represented approximately 31.6% and 30.2% of total revenues for the three and six months ended June 30, 2025, respectively, as compared with 28.5% and 30.0% of total revenues for the same period in the prior year. Management estimates our products have been sold in more than 60 countries through local dealers coordinated by sales and marketing personnel through our facilities in Clearwater, Florida and Sofia, Bulgaria.

Gross Profit

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands)	2025	2024	Change	2025	2024	Change
Cost of sales	$4,290	$4,656	(7.9)%	$8,055	$8,951	(10.0)%
Percentage of sales	37.7%	38.3%		38.7%	40.0%
Gross profit	$7,083	$7,493	(5.5)%	$12,748	$13,442	(5.2)%
Percentage of sales	62.3%	61.7%		61.3%	60.0%

Gross profit for the three months ended June 30, 2025, decreased 5.5% to $7.1 million, compared to $7.5 million for the same period in the prior year. Gross margin for the three months ended June 30, 2025, was 62.3%, compared to 61.7% for the same period in 2024. The increase in gross margin for the three months ended June 30, 2025 from the prior year period is primarily attributable to mix between our segments with Advanced Energy comprising a higher percentage of total sales and product mix within our Advanced Energy segment. These increases were partially offset by a decrease in the average selling price of generators to domestic customers, geographic mix within our Advanced Energy segment, with international sales comprising a higher percentage of total sales and product mix within our OEM segment.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Gross profit for the six months ended June 30, 2025, decreased 5.2% to $12.7 million, compared to $13.4 million for the same period in the prior year. Gross margin for the six months ended June 30, 2025, was 61.3%, compared to 60.0% for the same period in 2024. The increase in gross margin for the six months ended June 30, 2025 from the prior year period is primarily attributable to mix between our segments with Advanced Energy comprising a higher percentage of total sales and product mix within our Advanced Energy segment. These increases were partially offset by a decrease in the average selling price of generators to domestic customers and product mix within our OEM segment.

Other Costs and Expenses

Research and development

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands)	2025	2024	Change	2025	2024	Change
Research and development expense	$824	$1,424	(42.1)%	$1,628	$2,821	(42.3)%
Percentage of sales	7.2%	11.7%		7.8%	12.6%

Research and development expenses decreased 42.1% for the three months ended June 30, 2025, primarily due to lower compensation and benefits costs ($0.4 million) and lower spending on our product development initiatives and clinical studies ($0.2 million).

Research and development expenses decreased 42.3% for the six months ended June 30, 2025, primarily due to lower compensation and benefits costs ($0.8 million) and lower spending on our product development initiatives and clinical studies ($0.4 million).

Professional services

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands)	2025	2024	Change	2025	2024	Change
Professional services expense	$1,621	$2,096	(22.7)%	$3,070	$3,670	(16.3)%
Percentage of sales	14.3%	17.3%		14.8%	16.4%

Professional services expense decreased 22.7% for the three months ended June 30, 2025, primarily due to a decreases in legal expenses ($0.3 million), physician and marketing consulting ($0.1 million) and accounting and audit fees ($0.1 million).

Professional services expense decreased 16.3% for the six months ended June 30, 2025, primarily due to a decreases in legal expenses ($0.3 million), physician and marketing consulting ($0.1 million), recruiting expenses ($0.1 million) and accounting and audit fees ($0.1 million).

Salaries and related costs

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands)	2025	2024	Change	2025	2024	Change
Salaries and related expenses	$3,072	$4,682	(34.4)%	$6,153	$9,378	(34.4)%
Percentage of sales	27.0%	38.5%		29.6%	41.9%

During the three months ended June 30, 2025, salaries and related expenses decreased 34.4%, primarily due to a decrease in salaries and benefits ($0.7 million), which was due to lower headcount following our reduction in force in the fourth quarter of 2024, lower stock based compensation expense ($0.5 million) and bonus expense ($0.4 million), as bonuses for 2025 are discretionary.

During the six months ended June 30, 2025, salaries and related expenses decreased 34.4%, primarily due to a decrease in salaries and benefits ($1.4 million), which was due to lower headcount following our reduction in force in the fourth quarter of 2024, lower stock based compensation expense ($0.9 million) and bonus expense ($0.9 million), as bonuses for 2025 are discretionary.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Selling, general and administrative expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands)	2025	2024	Change	2025	2024	Change
SG&A expense	$4,140	$4,838	(14.4)%	$7,522	$9,735	(22.7)%
Percentage of sales	36.4%	39.8%		36.2%	43.5%

During the three months ended June 30, 2025, selling, general and administrative expense decreased 14.4%, primarily due to lower meeting and training costs ($0.2 million), commissions ($0.2 million), travel expenses ($0.1 million), board of directors cash compensation ($0.1 million) and foreign currency gains and losses ($0.1 million). These decreases were partially offset by an increase in allowances for credit losses ($0.1 million).

During the six months ended June 30, 2025, selling, general and administrative expense decreased 22.7%, primarily due to lower travel expenses ($0.8 million), meeting and training costs ($0.7 million), regulatory expenses ($0.2 million), board of directors cash compensation ($0.2 million), foreign currency gains and losses ($0.2 million), sales and property taxes ($0.1 million), payment processing fees ($0.1 million) and commissions ($0.1 million). These decreases were partially offset by higher advertising expense, including trade show fees and related costs ($0.2 million) and allowances for credit losses ($0.1 million).

Interest Income (Expense)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Interest income	$278	$439	$582	$934
Percentage of sales	2.4%	3.6%	2.8%	4.2%
Interest expense	$(1,393)	$(1,427)	$(2,769)	$(2,823)
Percentage of sales	(12.2)%	(11.7)%	(13.3)%	(12.6)%

Interest income decreased approximately $0.2 million and $0.4 million for the three and six months ended June 30, 2025, respectively, when compared with the same period in the prior year. These decreases are due to a lower average balance and lower average yield in our investments in money market funds and U.S. Treasury securities included in cash and cash equivalents.

Interest expense was flat at approximately $1.4 million and $2.8 million for the three and six months ended June 30, 2025 and 2024, respectively.

Income Taxes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Income tax expense	$49	$50	$98	$103
Effective tax rate	(1.3)%	(0.8)%	(1.3)%	(0.7)%

Income tax expense was approximately $49,000 and $50,000 with effective tax rates of (1.3)% and (0.8)% for the three months ended June 30, 2025 and 2024, respectively. Income tax expense was approximately $98,000 and $103,000 with effective tax rates of (1.3)% and (0.7)% for the six months ended June 30, 2025 and 2024, respectively. For the three and six months ended June 30, 2025 and 2024, the effective rate differs from the statutory rate primarily due to the full valuation allowance recorded on the net operating loss (“NOL”) and net deferred tax assets generated during the period.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Liquidity and Capital Resources

At June 30, 2025, we had approximately $29.3 million in cash and cash equivalents as compared to approximately $31.7 million in cash and cash equivalents at December 31, 2024. Our working capital at June 30, 2025 was approximately $39.3 million compared with $45.7 million at December 31, 2024.

For the six months ended June 30, 2025, net cash used in operating activities was approximately $1.9 million, compared with net cash used in operating activities of approximately $10.7 million in the six months ended June 30, 2024. The decrease in cash used in operations is primarily due to improvements in our accounts receivable position and the decrease in operating loss, which is a result of the cost cutting measures implemented in the fourth quarter of 2024, compared to the same period in the prior year.

Net cash used in investing activities for the six months ended June 30, 2025 and 2024, was $0.3 million related to investments in property and equipment.

Net cash provided by financing activities for the six months ended June 30, 2025 was $50,000 and was primarily related to contributions to the China JV by the non-controlling member.

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

On November 7, 2024, we entered into an amendment to the Perceptive Credit Agreement. The amendment reduced the financial covenant trailing twelve-month revenue targets relating to its Advanced Energy segment (tested quarterly), with amended year-end targets of $37.0 million, $52.4 million and $60.3 million for 2025, 2026 and 2027, respectively. The amendment also introduced a maximum operating expense financial covenant, with full year targets of $40.0 million and $45.0 million for 2025 and 2026, respectively. The Perceptive Credit Agreement, as amended, continues to contain customary affirmative and negative covenants, including covenants limiting the ability of us and our subsidiaries, among other things, to incur debt, grant liens, make distributions, enter certain restrictive agreements, pay or modify subordinated debt, dispose of assets, make investments and acquisitions, enter into certain transactions with affiliates, and undergo certain fundamental changes, in each case, subject to limitations and exceptions set forth in the Perceptive Credit Agreement. Additionally, we must maintain a balance of $3.0 million in cash and cash equivalents during the term of the Perceptive Credit Agreement. As of June 30, 2025, we were in compliance with the financial covenants contained within the Perceptive Credit Agreement, as amended. Our continued compliance with covenants is subject to meeting or exceeding forecasted Advanced Energy revenues, as amended and reducing operating expenses.

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

At June 30, 2025, we had purchase commitments totaling approximately $3.6 million, substantially all of which is expected to be purchased within the next twelve months.

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

Recent Accounting Pronouncements

See Note 2 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

APYX MEDICAL CORPORATION

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has established and maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2025, the Company’s disclosure controls and procedures were effective.

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

Apyx Medical Corporation

Date: August 7, 2025	By:	/s/ Charles D. Goodwin II
Charles D. Goodwin II
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 7, 2025	By:	/s/ Matthew Hill
Matthew Hill
Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer)