Form 10-Q
period 2025-09-30
Apyx Medical Corp
filed 2025-11-06
CIK 719135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 5, 2025, 38,241,905 shares of the registrant’s $0.001 par value common stock were outstanding.

APYX MEDICAL CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended September 30, 2025

PART I.     Financial Information

ITEM 1. Condensed Consolidated Financial Statements

APYX MEDICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2025
	(Unaudited)	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$25,135	$31,741
Trade accounts receivable, net of allowance of $1,180 and $1,000	12,995	15,480
Inventories, net of provision for obsolescence of $1,134 and $1,032	9,145	7,564
Prepaid expenses and other current assets	1,513	1,655
Total current assets	48,788	56,440
Property and equipment, net of accumulated depreciation and amortization of $4,270 and $3,989	2,390	1,987
Operating lease right-of-use assets	4,342	4,703
Finance lease right-of-use assets	33	48
Other assets	1,812	1,664
Total assets	$57,365	$64,842
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,220	$2,615
Accrued expenses and other current liabilities	7,344	7,751
Current portion of operating lease liabilities	393	335
Current portion of finance lease liabilities	21	20
Total current liabilities	10,978	10,721
Long-term debt, net of debt discounts and issuance costs	34,607	33,893
Long-term operating lease liabilities	4,173	4,483
Long-term finance lease liabilities	18	33
Long-term contract liabilities	1,216	1,118
Other liabilities	293	259
Total liabilities	51,285	50,507
EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized; 37,819,478 issued and outstanding as of September 30, 2025, and 37,793,886 issued and outstanding as of December 31, 2024	38	38
Additional paid-in capital	93,633	92,083
Accumulated deficit	(87,823)	(77,911)
Total stockholders’ equity	5,848	14,210
Non-controlling interest	232	125
Total equity	6,080	14,335
Total liabilities and equity	$57,365	$64,842

The accompanying notes are an integral part of the condensed consolidated financial statements.

APYX MEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Sales	$12,877	$11,487	$33,680	$33,880
Cost of sales	4,580	4,533	12,635	13,484
Gross profit	8,297	6,954	21,045	20,396
Other costs and expenses:
Research and development	801	1,142	2,429	3,963
Professional services	1,481	1,648	4,551	5,318
Salaries and related costs	3,191	3,508	9,344	12,886
Selling, general and administrative	3,656	4,291	11,178	14,026
Total other costs and expenses	9,129	10,589	27,502	36,193
Loss from operations	(832)	(3,635)	(6,457)	(15,797)
Interest income	292	378	874	1,312
Interest expense	(1,413)	(1,431)	(4,182)	(4,254)
Other income, net	76	24	76	2
Total other expense, net	(1,045)	(1,029)	(3,232)	(2,940)
Loss before income taxes	(1,877)	(4,664)	(9,689)	(18,737)
Income tax expense	78	60	176	163
Net loss	(1,955)	(4,724)	(9,865)	(18,900)
Net income (loss) attributable to non-controlling interest	29	(21)	47	(65)
Net loss attributable to stockholders	$(1,984)	$(4,703)	$(9,912)	$(18,835)

Loss per share:
Basic and diluted	$(0.05)	$(0.14)	$(0.24)	$(0.54)

The accompanying notes are an integral part of the condensed consolidated financial statements.

APYX MEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(In thousands)

			Additional		Non-
	Common Stock		Paid-In	Accumulated	controlling	Total
	Shares	Par Value	Capital	Deficit	Interest	Equity
Balance at December 31, 2023	34,644	$35	$81,114	$(54,448)	$221	$26,922
Stock-based compensation	—	—	1,128	—	—	1,128
Net loss	—	—	—	(7,576)	(14)	(7,590)
Balance at March 31, 2024	34,644	$35	$82,242	$(62,024)	$207	$20,460
Stock-based compensation	—	—	1,050	—	—	1,050
Net loss	—	—	—	(6,556)	(30)	(6,586)
Balance at June 30, 2024	34,644	$35	$83,292	$(68,580)	$177	$14,924
Stock-based compensation	—	—	997	—	—	997
Net loss	—	—	—	(4,703)	(21)	(4,724)
Balance at September 30, 2024	34,644	$35	$84,289	$(73,283)	$156	$11,197

			Additional		Non-
	Common Stock		Paid-In	Accumulated	controlling
	Shares	Par Value	Capital	Deficit	Interest	Total
Balance at December 31, 2024	37,794	$38	$92,083	$(77,911)	$125	$14,335
Contributions from non-controlling interest	—	—	—	—	30	30
Stock-based compensation	—	—	451	—	—	451
Net loss	—	—	—	(4,150)	(22)	(4,172)
Balance at March 31, 2025	37,794	$38	$92,534	$(82,061)	$133	$10,644
Contributions from non-controlling interest	—	—	—	—	30	30
Stock-based compensation	—	—	520	—	—	520
Net (loss) income	—	—	—	(3,778)	40	(3,738)
Balance at June 30, 2025	37,794	$38	$93,054	$(85,839)	$203	$7,456
Shares issued on stock options exercised for cash	25	—	49	—	—	49
Stock-based compensation	—	—	530	—	—	530
Net (loss) income	—	—	—	(1,984)	29	(1,955)
Balance at September 30, 2025	37,819	$38	$93,633	$(87,823)	$232	$6,080

The accompanying notes are an integral part of the condensed consolidated financial statements.

APYX MEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(9,865)	$(18,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	434	457
Provision for inventory obsolescence	205	61
Loss on disposal of property and equipment	19	48
Stock-based compensation	1,501	3,175
Allowance for credit losses	286	146
Non-cash lease expense	68	86
Non-cash interest expense	714	668
Changes in operating assets and liabilities:
Trade receivables	2,577	879
Prepaid expenses and other assets	9	542
Inventories	(1,585)	902
Accounts payable	510	(819)
Accrued expenses and other liabilities	(344)	(2,355)
Net cash used in operating activities	(5,471)	(15,110)
Cash flows from investing activities
Purchases of property and equipment	(839)	(477)
Net cash used in investing activities	(839)	(477)
Cash flows from financing activities
Proceeds from stock option exercises	49	—
Repayment of finance lease liabilities	(14)	(15)
Contributions from non-controlling interest	60	—
Net cash provided by (used in) financing activities	95	(15)
Effect of exchange rates on cash	(391)	(37)
Net change in cash and cash equivalents	(6,606)	(15,639)
Cash and cash equivalents, beginning of period	31,741	43,652
Cash and cash equivalents, end of period	$25,135	$28,013
Cash paid for:
Interest	$3,472	$3,579
Income taxes	$80	$211

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

The Company is a surgical aesthetics company with a passion for elevating people’s lives through innovative products, including its Helium Plasma Platform Technology products marketed and sold as Renuvion® and the AYON Body Contouring SystemTM in the cosmetic surgery market and J-Plasma® in the hospital surgical market. Renuvion and J-Plasma offer surgeons a unique ability to provide controlled heat to tissue to achieve their desired results. The AYON Body Contouring SystemTM is an FDA-cleared, surgeon-designed body contouring system that combines precision, versatility, and innovation in an all-in-one platform. It seamlessly integrates fat removal, closed loop contouring, and Renuvion’s tissue contraction and electrosurgical capabilities, empowering surgeons to deliver comprehensive body contouring treatments for patients. The Company also leverages its deep expertise and decades of experience in unique waveforms through OEM agreements with other medical device manufacturers.

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

Recent Business Developments

On May 13, 2025, the Company announced it had received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) for the AYON Body Contouring System™ (“AYON”). The Company completed its soft launch of AYON, leveraging its relationships with key surgeons in critical geographies. Additionally, the Company commenced the commercial launch of AYON in September 2025.

The initial 510(k) clearance for AYON covers a wide variety of aesthetic treatments, including Renuvion to address loose and lax skin, ultrasound-assisted liposuction, electrosurgery to support procedures requiring removal of excess tissue and closed loop contouring among others. On October 13, 2025, the Company announced that it had submitted the 510(k) premarket notification to the FDA for the label expansion of AYON to include power liposuction.

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

NOTE 3.     INVENTORIES

Inventories consisted of the following:

	September 30,	December 31,
(In thousands)	2025	2024
Raw materials	$4,716	$3,973
Work in process	2,689	1,918
Finished goods	2,874	2,705
Gross inventories	10,279	8,596
Less: provision for obsolescence	(1,134)	(1,032)
Inventories, net	$9,145	$7,564

NOTE 4.     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
(in thousands)	2025	2024
Accrued payroll	$1,179	$995
Accrued commissions	787	981
Accrued product warranties	418	428
Accrued product liability claim insurance deductibles	2,265	3,168
Accrued professional fees	424	390
Short-term contract liabilities	1,173	693
Other accrued expenses and current liabilities	1,098	1,096
Total accrued expenses and other current liabilities	$7,344	$7,751

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 5.     DEBT

The Company’s outstanding debt with Perceptive Credit Holdings IV, LP (“Perceptive”) (as initial lender and administrative agent) (“Perceptive Credit Agreement”) at  September 30, 2025 and December 31, 2024 bears interest at a floating rate based on one-month SOFR, subject to a floor of 5.0%, plus 7.0% (12.0% at September 30, 2025). Included in interest expense for the three and nine months ended September 30, 2025 are $66,000 and $196,000, respectively, of amortization of debt issuance costs and $176,000 and $518,000, respectively, of amortization of debt discounts. Included in interest expense for the three and nine months ended September 30, 2024 are $66,000 and $195,000, respectively, of amortization of debt issuance costs and $159,000 and $473,000, respectively, of amortization of debt discounts.

On November 7, 2024, the Company entered into an amendment to the Perceptive Credit Agreement. The amendment reduced the financial covenant trailing twelve-month revenue targets relating to its Surgical Aesthetics segment, formerly known as Advanced Energy (tested quarterly), with amended year-end targets of $37.0 million, $52.4 million and $60.3 million for 2025, 2026 and 2027, respectively. The amendment also introduced a maximum operating expense financial covenant, with full year targets of $40.0 million and $45.0 million for 2025 and 2026, respectively. The Perceptive Credit Agreement, as amended, contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and its subsidiaries, among other things, to incur debt, grant liens, make distributions, enter certain restrictive agreements, pay or modify subordinated debt, dispose of assets, make investments and acquisitions, enter into certain transactions with affiliates, and undergo certain fundamental changes, in each case, subject to limitations and exceptions set forth in the Perceptive Credit Agreement. Additionally, the Company must maintain a balance of $3.0 million in cash and cash equivalents during the term of the Perceptive Credit Agreement. As of September 30, 2025, the Company was in compliance with the financial covenants contained within the Perceptive Credit Agreement, as amended. The Company’s continued compliance with covenants is subject to meeting or exceeding forecasted Surgical Aesthetics revenues, as amended, and reducing operating expenses.

In connection with the amendment to the Perceptive Credit Agreement, the Company issued Perceptive 150,000 shares of its common stock.

In connection with the Company’s initial loan under the Perceptive Credit Agreement, the Company issued Perceptive warrants to purchase up to 1,250,000 shares of its common stock, with an exercise price of $2.43 per share.

The Company’s term loan under the Perceptive Credit Agreement, net consists of the following:

	September 30,	December 31,
(In thousands)	2025	2024
Term loan	$37,500	$37,500
Unamortized debt issuance costs	(783)	(979)
Unamortized debt discount	(2,110)	(2,628)
Term loan, net	$34,607	$33,893

As of September 30, 2025, principal repayments on the debt are as follows:

(In thousands)
2025	$—
2026	—
2027	2,216
2028	35,284
Total repayments	$37,500

NOTE 6.     CHINA JOINT VENTURE

In 2019, the Company executed a joint venture agreement with its Chinese supplier (the “China JV”) whereby the Company has a 51% ownership interest. The agreement required the Company to make capital contributions of approximately $357,000 into the newly formed entity, which were made in prior years. In June 2023, the Company executed an amendment to the joint venture agreement to increase the amount of its registered capital. The amendment requires the Company to make additional capital contributions to the China JV of $408,000, of which $214,000 has been made as of September 30, 2025. During May 2025, the China JV executed a distribution agreement with a Chinese distributor and commenced operations during the second quarter of 2025.

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

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The China JV is organized as a limited liability company under the laws of the Peoples Republic of China, accordingly the Company’s exposure to losses in the China JV is limited to the Company’s registered capital in the Company, which is equal to the sum of the required capital contributions above. As the China JV is not currently sufficiently capitalized, the assets of the China JV are not available to settle obligations of the Company.

The following table summarizes the assets and liabilities of the China JV, a consolidated variable interest entity, included in the Company’s consolidated balance sheets at September 30, 2025 and December 31, 2024, respectively:

	September 30,	December 31,
	2025	2024
(In thousands)
Cash and cash equivalents	373	13
Prepaid expenses and other current assets	122	54
Property and equipment, net	231	247

Accounts payable	116	8
Accrued expenses and other current liabilities	115	33

Changes in the Company’s ownership investment in the China JV were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Beginning interest in China JV	$210	$184	$130	$229
Contributions	—	—	61	—
Net income (loss) attributable to Apyx	31	(22)	50	(67)
Ending interest in China JV	$241	$162	$241	$162

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Numerator:
Net loss attributable to stockholders	$(1,984)	$(4,703)	$(9,912)	$(18,835)

Denominator:
Weighted average shares outstanding - basic and diluted	40,748	34,644	40,735	34,644

Loss per share:
Basic and diluted	$(0.05)	$(0.14)	$(0.24)	$(0.54)

Anti-dilutive instruments excluded from diluted loss per common share:
Options	8,327	8,257	8,327	8,257
Warrants	1,500	1,500	1,500	1,500

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

The Company recognized approximately $530,000 and $1,501,000, respectively, in stock-based compensation expense during the three and nine months ended September 30, 2025, as compared with $997,000 and $3,175,000, respectively, for the three and nine months ended September 30, 2024.

Stock option activity is summarized as follows:

		Weighted average
	Number of options	exercise price
Outstanding at December 31, 2024	7,638,458	$5.50
Granted	1,858,000	$1.38
Exercised	(25,592)	$1.91
Canceled and forfeited	(1,143,921)	$4.94
Outstanding at September 30, 2025	8,326,945	$4.67

The Company allows stock option holders to exercise stock-based awards by surrendering stock-based awards with an intrinsic value equal to the cumulative exercise price of the stock-based awards being exercised, referred to as net settlements. These surrenders are included in stock options exercised in the options rollforward above. There were no such exercises for the three and nine months ended September 30, 2025. For the nine months ended September 30, 2024, the Company received 531 options as payment in the exercise of 38 options.

Common shares required to be issued upon the exercise of stock options would be issued from authorized and unissued shares. The Company calculated the grant date fair value of options granted in 2025 (“2025 Grants”) utilizing a Black-Scholes model.

2025 Grants
Strike price	$0.90 - $1.85
Risk-free rate	3.9% - 4.5%
Expected dividend yield	—
Expected volatility	94.5% - 98.1%
Expected term (in years)	6
Grant date fair value	$0.70 - $1.47

NOTE 9.     INCOME TAXES

Income tax expense was approximately $78,000 and $60,000 with effective tax rates of (4.2)% and (1.3)% for the three months ended September 30, 2025 and 2024, respectively. Income tax expense was approximately $176,000 and $163,000 with effective tax rates of (1.8)% and (0.9)% for the nine months ended September 30, 2025 and 2024, respectively. For the three and nine months ended  September 30, 2025 and 2024, the effective rate differs from the statutory rate primarily due to the full valuation allowance recorded on the net operating loss (“NOL”) and net deferred tax assets generated during the period.

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

The Company is involved in a number of legal actions relating to the use of its Helium Plasma Platform Technology, which actions are being defended by the Company’s insurance carrier-appointed counsel. The outcomes of these legal actions are not within the Company’s control and may not be known for prolonged periods of time. Management has not yet received from carrier-appointed defense counsel the estimates of the net potential range of losses in all of these cases, as would be required to confirm whether all of the claims in total are adequately covered by the varying levels of aggregate insurance coverage available for each relevant insurance policy period. Notwithstanding the foregoing, in the opinion of management, the Company has meritorious defenses, and such claims are not expected, individually or in the aggregate, to result in a material, adverse effect on its financial condition, results of operations and cash flows. However, in the event that damages exceed the aggregate coverage limits of the Company’s policies or if its insurance carriers disclaim coverage, management believes it is possible that costs associated with these claims could have a material adverse impact on the consolidated financial condition, results of operations and cash flows.

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

Purchase Commitments

At September 30, 2025, the Company had purchase commitments totaling approximately $4.4 million, substantially all of which is expected to be purchased within the next twelve months.

NOTE 11.     RELATED PARTY TRANSACTIONS

Two relatives of Nikolay Shilev, Apyx Bulgaria’s Managing Director, are considered related parties. Teodora Shileva, Mr. Shilev’s spouse, is an employee of the Company working in the accounting department. Svetoslav Shilev, Mr. Shilev’s son, is a quality manager in the quality assurance department.

The partner in the Company’s China JV is also a supplier to the Company. For the three months ended September 30, 2025 and 2024, the Company made purchases from this supplier of approximately $588,000 and $189,000, respectively. For the nine months ended September 30, 2025 and 2024, the Company made purchases from this supplier of approximately $958,000 and $282,000, respectively. At September 30, 2025 and December 31, 2024, respectively, the Company had net payables to this supplier of approximately $482,000 and $243,000, respectively.

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 12.     GEOGRAPHIC AND SEGMENT INFORMATION

Operating segments are aggregated into reportable segments only if they exhibit similar economic characteristics. In addition to similar economic characteristics, the Company also considers the following factors in determining the reportable segments: the nature of business activities, the management structure directly accountable to its Chief Operating Decision Maker (“CODM”) for operating and administrative activities, availability of discrete financial information and information presented to the Board of Directors and investors. Charles D. Goodwin, CEO, is the Company's CODM. The CODM uses gross profit to assess segment performance and allocate resources, including employees and capital resources. The Company has included additional financial measures regularly reported to the CODM on a segment basis in the tables below along with a reconciliation between these measures and net income (loss). All other operating expenses are not regularly reported to the CODM on a segment basis. Asset information is not reviewed by the CODM by segment and is not available by segment. Accordingly, the Company has not presented a measure of assets by segment.

The Company’s reportable segments are disclosed as principally organized and managed as two operating segments: Surgical Aesthetics, formerly known as Advanced Energy, and OEM. “Corporate & Other” includes certain unallocated corporate and administrative costs which were not specifically attributed to any reportable segment. The Surgical Aesthetics segment is comprised primarily of sales of its Helium Plasma Technology products marketed and sold as Renuvion and the AYON Body Contouring System in the cosmetic surgery market. Renuvion and J-Plasma offer surgeons a unique ability to provide controlled heat to tissue to achieve their desired results. These sales consist of electrosurgical generators, single-use handpieces, accessories and related products sold in the cosmetic surgical market. The AYON Body Contouring System is an FDA-cleared, surgeon-designed body contouring system that combines precision, versatility, and innovation in an all-in-one platform. It seamlessly integrates fat removal, closed loop contouring, and Renuvion’s tissue contraction and electrosurgical capabilities, empowering surgeons to deliver comprehensive body contouring treatments for patients. The OEM segment is comprised primarily of sales related to the development and contract manufacturing of surgical devices, accessories and handpieces.

Summarized financial information with respect to reportable segments is as follows:

	Three Months Ended September 30, 2025
(In thousands)	Surgical Aesthetics	OEM	Corporate & Other	Total
Sales	$11,065	$1,812	$—	$12,877
Cost of sales	3,438	1,142	—	4,580
Gross profit	7,627	670	—	8,297

Commissions	1,255	—	—	1,255
All other expenses(i)	4,477	3	3,394	7,874
Income (loss) from operations	1,895	667	(3,394)	(832)
Interest income	—	—	292	292
Interest expense	—	—	(1,413)	(1,413)
Other income, net	—	—	76	76
Income (loss) before income taxes	1,895	667	(4,439)	(1,877)
Income tax expense	—	—	78	78
Net income (loss)	1,895	667	(4,517)	(1,955)

	Three Months Ended September 30, 2024
(In thousands)	Surgical Aesthetics	OEM	Corporate & Other	Total
Sales	$9,288	$2,199	$—	$11,487
Cost of sales	2,716	1,817	—	4,533
Gross profit	6,572	382	—	6,954

Commissions	1,132	—	—	1,132
All other expenses(i)	5,909	9	3,539	9,457
(Loss) income from operations	(469)	373	(3,539)	(3,635)
Interest income	—	—	378	378
Interest expense	—	—	(1,431)	(1,431)
Other income, net	—	—	24	24
(Loss) income before income taxes	(469)	373	(4,568)	(4,664)
Income tax expense	—	—	60	60
Net (loss) income	(469)	373	(4,628)	(4,724)

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	Nine Months Ended September 30, 2025
(In thousands)	Surgical Aesthetics	OEM	Corporate & Other	Total
Sales	$28,622	$5,058	$—	$33,680
Cost of sales	8,530	4,105	—	12,635
Gross profit	20,092	953	—	21,045

Commissions	3,046	—	—	3,046
All other expenses(i)	14,474	13	9,969	24,456
Income (loss) from operations	2,572	940	(9,969)	(6,457)
Interest income	—	—	874	874
Interest expense	—	—	(4,182)	(4,182)
Other income, net	—	—	76	76
Income (loss) income before income taxes	2,572	940	(13,201)	(9,689)
Income tax expense	—	—	176	176
Net income (loss)	2,572	940	(13,377)	(9,865)

	Nine Months Ended September 30, 2024
(In thousands)	Surgical Aesthetics	OEM	Corporate & Other	Total
Sales	$26,507	$7,373	$—	$33,880
Cost of sales	7,712	5,772	—	13,484
Gross profit	18,795	1,601	—	20,396

Commissions	2,972	—	—	2,972
All other expenses(i)	20,928	35	12,258	33,221
(Loss) income from operations	(5,105)	1,566	(12,258)	(15,797)
Interest income	—	—	1,312	1,312
Interest expense	—	—	(4,254)	(4,254)
Other income, net	—	—	2	2
(Loss) income before income taxes	(5,105)	1,566	(15,198)	(18,737)
Income tax expense	—	—	163	163
Net (loss) income	(5,105)	1,566	(15,361)	(18,900)

(i) For the Surgical Aesthetics segment, all other expenses includes salaries and related costs, research and development, professional services, including marketing and physician consulting, and other selling, general, and administrative expenses such as travel and entertainment, advertising, trade show fees and meeting and training costs. For the OEM segment, substantially all related expenses are recorded as cost of sales, therefore no significant segment specific operating expenses are incurred. For Corporate & Other, all other expenses includes salaries and related costs, professional services, including legal, accounting and audit fees, investor relations consulting, information technology consulting, board of directors’ stock compensation expense, and general and administrative expenses, such as insurance, building lease costs, depreciation and computer software.

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

International sales represented approximately 27.5% and 29.2% of total revenues for the three and nine months ended September 30, 2025, respectively, as compared with approximately 32.2% and 30.8% of total revenues for the three and nine months ended September 30, 2024, respectively.

Sales by geographic region, based on the customer's “ship to” location on the invoice, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Sales by Domestic and International
Domestic	$9,332	$7,793	$23,851	$23,459
International	3,545	3,694	9,829	10,421
Total	$12,877	$11,487	$33,680	$33,880

Tangible long-lived assets by geographic location are as follows:

	September 30,	December 31,
(In thousands)	2025	2024
Long-lived assets by Domestic and International
Domestic	$5,701	$5,532
International	1,064	1,206
Total	$6,765	$6,738

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

Executive Level Overview

We are a surgical aesthetics company with a passion for elevating people’s lives through innovative products, including our Helium Plasma Platform Technology products marketed and sold as Renuvion® and the AYON Body Contouring SystemTM in the cosmetic surgery market and J-Plasma® in the hospital surgical market. Renuvion and J-Plasma offer surgeons a unique ability to provide controlled heat to tissue to achieve their desired results. The AYON Body Contouring SystemTM is an FDA-cleared, surgeon-designed body contouring system that combines precision, versatility, and innovation in an all-in-one platform. It seamlessly integrates fat removal, closed loop contouring, and Renuvion’s tissue contraction and electrosurgical capabilities, empowering surgeons to deliver comprehensive body contouring treatments for patients. We also leverage our deep expertise and decades of experience in unique waveforms through OEM agreements with other medical device manufacturers.

We operate in two business segments: OEM and Surgical Aesthetics, formerly known as Advanced Energy. The OEM segment is primarily development and manufacturing contracts and product driven. The Surgical Aesthetics segment sells both capital equipment and consumables in the form of a single-use handpiece. Sales of handpiece units are a substantial portion of our business and for the nine months ended September 30, 2025 and 2024, we sold approximately 63,000 and 64,000 units, respectively. This is a result of an overall lower number of liposuction procedures and commercial focus on the launch of AYON. In the U.S. Handpiece revenue accounts for more than 50% of our total Surgical Aesthetics revenue.

Recent Activities

Glucagon- like peptide -1 receptor agonists ("GLP-1s"), such as Mounjaro®, Wegovy® and Ozempic®, are prescribed for the treatment of diabetes and/or weight loss in combination with exercise to improve glycemic control. GLP-1’s have also been found to mimic the GLP-1 satiety hormone in our bodies. When one eats, GLP-1 is released in the small intestines regulating blood sugar and sending signals to the brain centers that control appetite. Studies have shown patients taking GLP-1’s have experienced a loss of body weight. Currently, three GLP-1’s are cleared by the FDA for weight loss, but we anticipate a number of additional drug candidates will be cleared, as well as oral versions of these medications.

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

On May 13, 2025, we announced that we had received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) for the AYON Body Contouring System™ (“AYON”). We completed our soft launch of AYON, leveraging our relationships with key surgeons in critical geographies. Additionally, we commenced the commercial launch of AYON in September 2025.

The initial 510(k) clearance for AYON covers a wide variety of aesthetic treatments, including Renuvion to address loose and lax skin, ultrasound-assisted liposuction, electrosurgery to support procedures requiring removal of excess tissue and closed loop contouring, among others. October 13, 2025, we announced that we had submitted the 510(k) premarket notification to the FDA for the label expansion of AYON to include power liposuction.

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

Inflation

The consequences of global supply chain instability and inflationary cost increases, potential and actual tariffs, and their adverse impact to the global economy, continue to evolve. Accordingly, the significance of the future impact to our business and financial statements remains subject to significant uncertainty. We continue to work on initiatives to mitigate the effects of inflation on our business, including finding alternative suppliers that meet our quality standards, streamlining our supplier network to reduce the use of middlemen and redesigning some components to achieve better volume purchase prices. Inflation has not, to date, materially impacted our operations or financial performance. However, as these trends continue for raw materials, freight, and labor costs, our future financial performance could be adversely impacted.

In regard to our operating segments, results are aggregated into reportable segments only if they exhibit similar economic characteristics. In addition to similar economic characteristics, we also consider the following factors in determining the reportable segments: the nature of business activities, the management structure directly accountable to our chief operating decision maker for operating and administrative activities, availability of discrete financial information, and information presented to the Board of Directors and investors. Asset information is not reviewed by the CODM by segment and is not available by segment and, accordingly, we have not presented a measure of assets by reportable segment.

Our reportable segments are disclosed as principally organized and managed as two operating segments: Surgical Aesthetics and OEM. “Corporate & Other” includes certain unallocated corporate and administrative costs which are not specifically attributed to any reportable segment. The OEM segment is primarily development and manufacturing contract and product driven. All related expenses are recorded as cost of sales and therefore no segment specific operating expenses are incurred.

We strongly encourage investors to visit our website: www.apyxmedical.com to view the most current news and to review our filings with the Securities and Exchange Commission.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations

Sales

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2025	2024	Change	2025	2024	Change
Sales by Reportable Segment
Surgical Aesthetics	$11,065	$9,288	19.1%	$28,622	$26,507	8.0%
OEM	1,812	2,199	(17.6)%	5,058	7,373	(31.4)%
Total	$12,877	$11,487	12.1%	$33,680	$33,880	(0.6)%

Sales by Domestic and International
Domestic	$9,332	$7,793	19.7%	$23,851	$23,459	1.7%
International	3,545	3,694	(4.0)%	9,829	10,421	(5.7)%
Total	$12,877	$11,487	12.1%	$33,680	$33,880	(0.6)%

Total revenue increased by 12.1%, or approximately $1.4 million, for the three months ended September 30, 2025 when compared with the three months ended September 30, 2024. Surgical Aesthetics segment sales increased 19.1%, or approximately $1.8 million, for the three months ended September 30, 2025 when compared with the three months ended September 30, 2024. The Surgical Aesthetics sales increase was driven by sales of AYON, as we commenced our commercial launch during the quarter and an increased volume of single-use handpieces in both domestic and international markets. These increases were partially offset by decreases in domestic sales of generators, including upgrades to the Apyx One Console, where the purchase of AYON was not part of the sale and upgrades to the Apyx One Console in international markets. Overall, domestic Surgical Aesthetics segment sales increased by over 30% from the prior year period. OEM segment sales decreased 17.6%, or approximately $0.4 million, for the three months ended September 30, 2025 when compared with the three months ended September 30, 2024. The decrease in OEM sales was due to decreases in sales volume to existing customers, including Symmetry Surgical under our 10-year generator manufacturing and supply agreement.

Total revenue decreased by 0.6%, or approximately $0.2 million, for the nine months ended September 30, 2025 when compared with the nine months ended September 30, 2024. Surgical Aesthetics segment sales increased 8.0%, or approximately $2.1 million, for the nine months ended September 30, 2025 when compared with the nine months ended September 30, 2024. The Surgical Aesthetics sales increase was driven by sales of AYON, as we commenced our commercial launch during the third quarter. This increase was partially offset by decreases in domestic and internal sales of generators, including upgrades to the Apyx One Console, where the purchase of AYON was not part of the sale. OEM segment sales decreased 31.4%, or approximately $2.3 million, for the nine months ended September 30, 2025 when compared with the nine months ended September 30, 2024. The decrease in OEM sales was due to decreases in sales volume to existing customers, including Symmetry Surgical under our 10-year generator manufacturing and supply agreement.

International sales represented approximately 27.5% and 29.2% of total revenues for the three and nine months ended September 30, 2025, respectively, as compared with 32.2% and 30.8% of total revenues for the same period in the prior year. Management estimates our products have been sold in more than 60 countries through local dealers, coordinated by our sales and marketing personnel through our facilities in Clearwater, Florida and Sofia, Bulgaria.

Gross Profit

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2025	2024	Change	2025	2024	Change
Cost of sales	$4,580	$4,533	1.0%	$12,635	$13,484	(6.3)%
Percentage of sales	35.6%	39.5%		37.5%	39.8%
Gross profit	$8,297	$6,954	19.3%	$21,045	$20,396	3.2%
Percentage of sales	64.4%	60.5%		62.5%	60.2%

Gross profit for the three months ended September 30, 2025, increased 19.3% to $8.3 million, compared to $7.0 million for the same period in the prior year. Gross margin for the three months ended September 30, 2025, was 64.4%, compared to 60.5% for the same period in 2024. The increase in gross margin for the three months ended September 30, 2025 from the prior year period is primarily attributable to mix between our segments with Surgical Aesthetics comprising a higher percentage of total sales, geographic mix, with domestic sales comprising a higher percentage of total sales and product mix within our OEM segment. These increases were partially offset by changes in product mix within our Surgical Aesthetics segment.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Gross profit for the nine months ended September 30, 2025, increased 3.2% to $21.0 million, compared to $20.4 million for the same period in the prior year. Gross margin for the nine months ended September 30, 2025, was 62.5%, compared to 60.2% for the same period in 2024. The increase in gross margin for the nine months ended September 30, 2025 from the prior year period is primarily attributable to mix between our segments with Surgical Aesthetics comprising a higher percentage of total sales, geographic mix, with domestic sales comprising a higher percentage of total sales. These increases were partially offset by changes in product mix within our OEM segment.

Other Costs and Expenses

Research and development

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2025	2024	Change	2025	2024	Change
Research and development expense	$801	$1,142	(29.9)%	$2,429	$3,963	(38.7)%
Percentage of sales	6.2%	9.9%		7.2%	11.7%

Research and development expenses decreased 29.9% for the three months ended September 30, 2025, primarily due to lower compensation and benefits costs ($0.2 million) and lower spending on our product development initiatives and clinical studies ($0.1 million), as we complete the development of AYON.

Research and development expenses decreased 38.7% for the nine months ended September 30, 2025, primarily due to lower compensation and benefits costs ($1.0 million) and lower spending on our product development initiatives and clinical studies ($0.5 million), as we complete the development of AYON.

Professional services

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2025	2024	Change	2025	2024	Change
Professional services expense	$1,481	$1,648	(10.1)%	$4,551	$5,318	(14.4)%
Percentage of sales	11.5%	14.3%		13.5%	15.7%

Professional services expense decreased 10.1% for the three months ended September 30, 2025, primarily due to a decrease in physician and marketing consulting expenses ($0.3 million). This decrease was partially offset by an increase in board of director’s stock-based compensation expense ($0.1 million), which was offset by lower board cash compensation included in selling, general and administrative expenses.

Professional services expense decreased 14.4% for the nine months ended September 30, 2025, primarily due to a decreases in physician and marketing consulting expenses ($0.4 million), legal expenses ($0.3 million), recruiting expenses ($0.1 million) and accounting and audit fees ($0.1 million). This decrease was partially offset by an increase in board of director’s stock-based compensation expense ($0.1 million), which was offset by lower board cash compensation included in selling, general and administrative expenses.

Salaries and related costs

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2025	2024	Change	2025	2024	Change
Salaries and related expenses	$3,191	$3,508	(9.0)%	$9,344	$12,886	(27.5)%
Percentage of sales	24.8%	30.5%		27.7%	38.0%

During the three months ended September 30, 2025, salaries and related expenses decreased 9.0%, primarily due to a decrease in salaries and benefits ($0.6 million), which was due to lower headcount following our reduction in force in the fourth quarter of 2024 and lower stock-based compensation expense ($0.5 million). These decreases were partially offset by the prior year reversal of our annual bonus accrual during the third quarter of 2024 (0.7 million). Annual bonuses for 2025 are discretionary.

During the nine months ended September 30, 2025, salaries and related expenses decreased 27.5%, primarily due to a decrease in salaries and benefits ($1.9 million), which was due to lower headcount following our reduction in force in the fourth quarter of 2024, lower stock-based compensation expense ($1.4 million) and bonus expense ($0.2 million), as bonuses for 2025 are discretionary.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Selling, general and administrative expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2025	2024	Change	2025	2024	Change
SG&A expense	$3,656	$4,291	(14.8)%	$11,178	$14,026	(20.3)%
Percentage of sales	28.4%	37.4%		33.2%	41.4%

During the three months ended September 30, 2025, selling, general and administrative expense decreased 14.8%, primarily due to lower insurance expense, including claims on our policies ($0.3 million), lower meeting and training costs ($0.1 million), travel expenses ($0.1 million) and board of directors cash compensation ($0.1 million). These decreases were partially offset by an increase in commissions ($0.1 million).

During the nine months ended September 30, 2025, selling, general and administrative expense decreased 20.3%, primarily due to lower travel expenses ($0.9 million), meeting and training costs ($0.8 million), regulatory and translation expenses ($0.4 million), insurance expense, including claims on our policies ($0.3 million), board of directors cash compensation ($0.3 million), sales and property taxes ($0.1 million), payment processing fees ($0.1 million), software subscriptions ($0.1 million), foreign currency gains and losses ($0.1 million) and office supplies and shipping costs ($0.1 million). These decreases were partially offset by higher advertising expense, including trade show fees and related costs ($0.3 million) and allowances for credit losses ($0.1 million).

Interest Income (Expense)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Interest income	$292	$378	$874	$1,312
Percentage of sales	2.3%	3.3%	2.6%	3.9%
Interest expense	$(1,413)	$(1,431)	$(4,182)	$(4,254)
Percentage of sales	(11.0)%	(12.5)%	(12.4)%	(12.6)%

Interest income decreased approximately $0.1 million and $0.4 million for the three and nine months ended September 30, 2025, respectively, when compared with the same period in the prior year. These decreases are due to a lower average balance and lower average yield in our investments in money market funds and U.S. Treasury securities included in cash and cash equivalents.

Interest expense was largely unchanged at approximately $1.4 million and approximately $4.2 million for the three and nine months ended September 30, 2025 and 2024, respectively.

Income Taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Income tax expense	$78	$60	$176	$163
Effective tax rate	(4.2)%	(1.3)%	(1.8)%	(0.9)%

Income tax expense was approximately $78,000 and $60,000 with effective tax rates of (4.2)% and (1.3)% for the three months ended September 30, 2025 and 2024, respectively. Income tax expense was approximately $176,000 and $163,000 with effective tax rates of (1.8)% and (0.9)% for the nine months ended September 30, 2025 and 2024, respectively. For the three and nine months ended September 30, 2025 and 2024, the effective rate differs from the statutory rate primarily due to the full valuation allowance recorded on the net operating loss (“NOL”) and net deferred tax assets generated during the period.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Liquidity and Capital Resources

At September 30, 2025, we had approximately $25.1 million in cash and cash equivalents as compared to approximately $31.7 million in cash and cash equivalents at December 31, 2024. Our working capital at September 30, 2025 was approximately $37.8 million compared with $45.7 million at December 31, 2024.

For the nine months ended September 30, 2025, net cash used in operating activities was approximately $5.5 million, compared with net cash used in operating activities of approximately $15.5 million in the nine months ended September 30, 2024. The decrease in cash used in operations is primarily due to improvements in our accounts receivable and accounts payable positions and the decrease in operating loss, which is a result of the cost cutting measures implemented in the fourth quarter of 2024, compared to the same period in the prior year. These decreases were partially offset by cash used to procure inventory as we commenced the commercial rollout of AYON during the period and decreases in non-cash expenses included in our operating losses.

Net cash used in investing activities for the nine months ended September 30, 2025 and 2024, was $0.8 million and $0.5 million, respectively, related to investments in property and equipment.

Net cash provided by financing activities for the nine months ended September 30, 2025 was $95,000 and was primarily related to contributions to the China JV by the non-controlling member and proceeds on the exercise of stock options.

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

On November 7, 2024, we entered into an amendment to the Perceptive Credit Agreement. The amendment reduced the financial covenant trailing twelve-month revenue targets relating to its Surgical Aesthetics segment (tested quarterly), with amended year-end targets of $37.0 million, $52.4 million and $60.3 million for 2025, 2026 and 2027, respectively. The amendment also introduced a maximum operating expense financial covenant, with full year targets of $40.0 million and $45.0 million for 2025 and 2026, respectively. The Perceptive Credit Agreement, as amended, continues to contain customary affirmative and negative covenants, including covenants limiting the ability of us and our subsidiaries, among other things, to incur debt, grant liens, make distributions, enter certain restrictive agreements, pay or modify subordinated debt, dispose of assets, make investments and acquisitions, enter into certain transactions with affiliates, and undergo certain fundamental changes, in each case, subject to limitations and exceptions set forth in the Perceptive Credit Agreement. Additionally, we must maintain a balance of $3.0 million in cash and cash equivalents during the term of the Perceptive Credit Agreement. As of September 30, 2025, we were in compliance with the financial covenants contained within the Perceptive Credit Agreement, as amended. Our continued compliance with covenants is subject to meeting or exceeding forecasted Surgical Aesthetics revenues, as amended and reducing operating expenses.

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

At September 30, 2025, we had purchase commitments totaling approximately $4.4 million, substantially all of which is expected to be purchased within the next twelve months.

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

Recent Accounting Pronouncements

See Note 2 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

APYX MEDICAL CORPORATION

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has established and maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2025, the Company’s disclosure controls and procedures were effective.

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

Apyx Medical Corporation

Date: November 6, 2025	By:	/s/ Charles D. Goodwin II
Charles D. Goodwin II
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 6, 2025	By:	/s/ Matthew Hill
Matthew Hill
Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer)