Form 10-K
period 2025-12-31
Apyx Medical Corp
filed 2026-03-10
CIK 719135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No ☒

The aggregate market value of the common stock held by non-affiliates and non-voting equity held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked prices of such common stock as of June 30, 2025, the registrant’s most recently completed second fiscal quarter, was approximately $79.8 million.

As of March 9, 2026, 41,829,226 shares of the registrant’s $0.001 par value common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

APYX MEDICAL CORPORATION

INDEX TO ANNUAL REPORT ON FORM 10-K

December 31, 2025

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

We are a surgical aesthetics company with a passion for elevating people’s lives through innovative products, including its Helium Plasma Platform Technology products marketed and sold as Renuvion® and the AYON Body Contouring SystemTM (“AYON”) in the cosmetic surgery market and J-Plasma® in the hospital surgical market. Renuvion and J-Plasma offer surgeons a unique ability to provide controlled heat to tissue to achieve their desired results. AYON is an FDA-cleared, surgeon-designed body contouring system that combines precision, versatility, and innovation in an all-in-one platform. It seamlessly integrates fat removal, closed loop contouring, and Renuvion’s tissue contraction and electrosurgical capabilities, empowering surgeons to deliver comprehensive body contouring treatments for patients. We also leverage our deep expertise and decades of experience in unique waveforms through OEM agreements with other medical device manufacturers.

Recent Business Developments

On May 13, 2025, we announced that we had received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) for AYON. We completed the soft launch of AYON, leveraging our relationships with key surgeons in critical geographies. Additionally, we commenced the commercial launch of AYON in September 2025.

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

On October 13, 2025, we announced that we had submitted the 510(k) premarket notification to the FDA for the label expansion of AYON to include power liposuction. We anticipate receiving clearance in the second quarter 2026.

On July 28, 2025, we announced the launch of Renuvion in China following receipt of initial market clearance from the National Medical Products Administration of China.

Liquidity

We have incurred recurring net losses and cash outflows from operations and we anticipate that losses will continue in the near term. For the year ended December 31, 2025, we incurred a loss from operations of $6.4 million and used $8.0 million of cash in operations. As of December 31, 2025, we had cash and cash equivalents of $31.7 million. We plan to continue to fund our operations and capital funding needs through existing cash, sales of our products and, if necessary, additional equity and/or debt financing.  However, we cannot be certain that additional financing will be available when needed or that, if available, financing will be obtained on terms acceptable to us. The sale of additional equity would result in dilution to our stockholders. Incurring additional debt financing would result in further debt service obligations, and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. If we are unable to raise additional capital in sufficient amounts or on acceptable terms, we may be required to delay, limit, reduce, or terminate our sales, marketing and product development. Any of these actions could harm our business, results of operations, cash flows, and prospects.

In November 2024, we undertook a cost saving restructuring which included an organizational reduction in force to better focus, optimize and streamline operations. As a result of the organizational changes, we reduced our U.S. workforce by nearly 25%. We estimated the annualized future cost savings from the reduction in force to be approximately $4.3 million. We incurred pre-tax charges of approximately $0.6 million in the fourth quarter of 2024 representing, for the most part, one-time cash expenditures for severance and other employee termination benefits. In addition to the reduction in force, we eliminated bonuses in 2024, reduced the size of the board of directors from eight to five members and reduced aggregate board cash compensation from $0.5 million annually to $0.1 million, while increasing board stock-based compensation.

In addition to the organizational changes, we identified other direct cost savings we achieved in 2025. The identified cost savings include reductions in professional fees, lower research and development costs, lower credit card fees and stock-based compensation. These cost savings reduced our annual operating expenses below $40.0 million in 2025, as compared to $48.2 million and $53.7 million in 2024 and 2023, respectively.

APYX MEDICAL CORPORATION

On November 8, 2023, we entered into a Credit and Guaranty Agreement (the “Perceptive Credit Agreement”), by and among Apyx Medical (as borrower), Apyx China Holding Corp. and Apyx Bulgaria EOOD, our wholly-owned subsidiaries (as subsidiary guarantors), and Perceptive Credit Holdings IV, LP (as initial lender and administrative agent) (“Perceptive”), and the lenders from time to time party thereto. The Perceptive Credit Agreement provided for a facility of up to $45 million, consisting of senior secured term loans. The Perceptive Credit Agreement provided for (i) an initial loan of $37.5 million and (ii) a delayed draw loan of $7.5 million. Our ability to borrow the delayed draw loan of $7.5 million lapsed on December 31, 2024.

On November 7, 2024, we entered into an amendment to the Perceptive Credit Agreement. The amendment reduced the financial covenant trailing twelve-month revenue targets relating to our Surgical Aesthetics segment (tested quarterly), with amended year-end targets of $37.0 million, $52.4 million and $60.3 million for 2025, 2026 and 2027, respectively. The amendment also introduced a maximum operating expense financial covenant, with full year targets of $40.0 million and $45.0 million for 2025 and 2026, respectively. The Perceptive Credit Agreement, as amended, continues to contain customary affirmative and negative covenants, including covenants limiting our ability, and our subsidiaries to, among other things, to incur debt, grant liens, make distributions, enter certain restrictive agreements, pay or modify subordinated debt, dispose of assets, make investments and acquisitions, enter into certain transactions with affiliates, and undergo certain fundamental changes, in each case, subject to limitations and exceptions set forth in the Perceptive Credit Agreement. Additionally, we must maintain a balance of $3.0 million in cash and cash equivalents during the term of the Perceptive Credit Agreement. As of December 31, 2025, we were in compliance with the financial covenants contained within the Perceptive Credit Agreement, as amended. Our continued compliance with covenants is subject to meeting or exceeding forecasted Surgical Aesthetics revenues, as amended, and operating expenses targets.

For a more in-depth description of the terms of the Perceptive Credit Agreement, as amended, see Note 10 in Item 8 of this Annual Report on Form 10-K.

On November 7, 2024, we closed a $7.0 million registered direct offering with a healthcare-focused fund and issued 3,000,000 shares of common stock and 2,934,690 of pre-funded warrants to purchase common stock with an exercise price of $.001 per share.

For a more in-depth description of the terms of the registered direct offering, see Note 12 in Item 8 of this Annual Report on Form 10-K.

On November 18, 2025, we entered into an underwriting agreement where we sold 2,762,431 shares of common stock at an offering price of $3.62. After deducting incremental direct costs of the Offering, the Company’s net proceeds were approximately $9.1 million.

For a more in-depth description of the terms of the offering, see Note 12 in Item 8 of this Annual Report on Form 10-K.

On December 1, 2025, we filed a shelf registration statement providing us the ability to register and sell our securities in the aggregate amount up to $100 million. This shelf registration statement replaced our previous shelf registration statement that expired during December 2025.

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

Significant Subsidiaries

Apyx Bulgaria, EOOD is a wholly owned limited liability company incorporated under Bulgarian law, located in Sofia, Bulgaria. It is engaged in the business of development and manufacturing of our surgical aesthetics generators, AYON equipment, as well as the manufacturing of our single-use handpieces and accessories, and development and manufacturing of OEM generators and related accessories. The facility also distributes products directly to customers in certain international markets and provides warranty and repair services.

Joint Venture

In 2019, we executed a joint venture agreement with its Chinese supplier whereby we have a 51% ownership interest, to establish a presence in the Chinese market for the manufacturing and sale of our Surgical Aesthetics products. The joint venture commenced operations in the second quarter of 2025.

Industry

The cosmetic surgery market is a special segment of the medical field, which is involved in the restoration, reconstruction, or alteration of the human body to enhance the body’s appearance. The market for cosmetic surgery includes surgical, minimally invasive, and nonsurgical cosmetic procedures.

APYX MEDICAL CORPORATION

Glucagon- like peptide -1 peptide receptor agonists (“GLP-1’s”), such as Mounjaro®, Wegovy® and Ozempic®, are prescribed for the treatment of diabetes and or weight loss in combination with exercise to improve glycemic control. GLP-1’s have also been found to mimic the GLP-1 satiety hormone in our bodies. When one eats, GLP-1 is released in the small intestines regulating blood sugar and sending signals to the brain centers that control appetite. Studies have shown patients taking GLP-1’s have experienced a loss of body weight. Currently, two GLP-1’s are cleared by the FDA for weight loss and now oral versions have been approved, and we anticipate a number of additional drug candidates will be approved.

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

This market is expected to have steady growth year-over-year and this growth is driven by social and cultural factors such as the influence of social media, societal influence for appearance and beauty, and increasing disposable income. According to the recent International Society of Aesthetic Plastic Surgery (“ISAPS”) 2024 Global Survey report, while liposuction procedures in the U.S. contracted approximately 10% year-over-year, it continues to be in the top two aesthetic surgical procedure globally and, as a result of the impact of the GLP-1’s on loose and lax skin, surgical lifts have increased greater than 20%.

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

Intellectual Property

We rely on our intellectual property that we have developed or acquired over the years including patents, trade secrets, technical innovations and various licensing agreements to provide our future growth and build our competitive position. We have been issued 41 patents in the United States and 61 foreign patents. We have 11 pending patent applications in the United States and 21 pending foreign applications. We have 10 U.S. registered trademarks, 32 international registered trademarks, 1 pending U.S. trademark application, and 8 pending international trademark applications. As we continue to expand our intellectual property portfolio, we believe it is critical for us to continue to invest in filing patent applications to protect our technology, inventions and improvements. However, we can give no assurance that competitors will not infringe on our patent rights or otherwise create similar or non-infringing competing products that are technically patentable in their own right.

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

APYX MEDICAL CORPORATION

Human Capital Management

At December 31, 2025, we had 205 full-time employees world-wide, of whom 4 were executive officers, 42 were supervisory personnel, 21 were sales personnel and 138 were technical support, administrative and production employees. None of our current employees are covered by a collective bargaining agreement and we have never experienced a work stoppage. During 2025, our voluntary employee turnover rate was approximately 4%.

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

Employee Health and Safety

The health and safety of our employees is our highest priority, and this is consistent with our operating philosophy. We provide a safe and healthy workplace for employees consistent with the requirements of the Occupational Safety and Health Act (“OSHA”). We aim to prevent any employee, visitor, customer, or person from being subjected to any health or safety risks. We provide annual training and expect our employees to diligently work towards the maintenance of safe and healthy working conditions, adhere to proper operating practices and procedures designed to prevent injury and illness, and conscientiously observe all safety regulations. Our commitment to the safety and well-being of our employees is shown through safety walkthroughs by our Safety Committee, as well as having an open-door policy, allowing employees to feel comfortable bringing up any safety concerns to management or Human Resources. Identified concerns and potential hazards are addressed immediately, which is evidenced by our low safety incident rate quarter over quarter. During 2025 and 2024, we had no lost time accidents.

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

For the year ended December 31, 2025, our Surgical Aesthetics segment contributed 85.8% of our consolidated total revenue and our OEM segment contributed 14.2% of our consolidated total revenue.

Surgical Aesthetics Segment

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

During 2025, we continued our full-scale, global, commercialization efforts for Renuvion in the cosmetic surgery market. Our direct sales force, along with our international network of distributors, is focused on becoming the sole provider of surgical equipment in the cosmetic surgery market. This sales force is supported by a global team of clinical support specialists, which focuses on supporting our users to ensure optimal outcomes for their patients. In addition, we have invested in training programs and marketing-related activities to support accelerated adoption of our technology into surgeons' practices. On July 28, 2025, we announced the launch of Renuvion in China following receipt of initial market clearance from the National Medical Products Administration of China.

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

APYX MEDICAL CORPORATION

On May 13, 2025, we announced that we had received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) for AYON. We completed the soft launch of AYON, leveraging our relationships with key surgeons in critical geographies. Additionally, we commenced the commercial launch of AYON in September 2025.

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

On October 13, 2025, we announced that we had submitted the 510(k) premarket notification to the FDA for the label expansion of AYON to include power liposuction. We anticipate receiving clearance in the second quarter 2026.

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

Customers

In the U.S., we primarily sell our Renuvion and AYON products through our direct sales force to physicians, cosmetic surgery offices and surgical centers. Outside of the U.S., our products are sold primarily through our distributor network.

Products

Our Surgical Aesthetics Products consist of our Helium Plasma Technology lines (Renuvion and J-Plasma). These product lines consist of a multifunction generator, a handpiece and a supply of helium gas. RF energy is delivered to the handpiece by the generator and used to energize an electrode. When helium gas passes over the energized electrode, helium plasma is generated which allows for conduction of the RF energy from the electrode to the patient in the form of a precise helium plasma beam. The energy delivered to the patient via the helium plasma beam is unique in that it allows for the application of heat to tissue in a way that is not possible with traditional monopolar or bipolar technologies.

Helium Plasma Generator

While we did a limited launch of our Apyx One Console in the U.S. in the fourth quarter of 2022, full commercial launch of the generator in the U.S. and select international markets started in 2023 and continued through 2025. We continued the sales of our Renuvion System 3 generator, to markets outside the U.S. and began introducing the Apyx One Console in markets where we have received regulatory approval. Our high frequency electrosurgical generators can be used for delivery of RF energy and/or helium plasma to cut, coagulate and ablate soft tissue during open and minimally invasive surgical procedures. This new generator was built for use with our Renuvion APR handpieces, and features enhanced capabilities such as a joule counter, capable of displaying energy delivered to the patient, and new Auto-Bipolar functionality, which expands the surgical capabilities of the system. These new product releases continue to expand the procedure base for our Helium Plasma Technology by providing surgeons with the tools they need to access additional anatomic locations and perform specific procedures.

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

AYON Body Contouring System

AYON is an FDA-cleared device that provides the surgeon with an all-in-one system to perform any surgical procedure needed in their offices or surgical suite. The core of the system is our Apyx One Console for the treatment of loose and lax skin and integrates infiltration, aspiration, suction assisted liposuction, ultrasound assisted liposuction,  a closed loop for at transfer and electrosurgical capabilities. In addition, it streamlines surgical procedures, reducing procedure time and improving overall workflow and efficiency. To replicate the functionality of AYON, the surgeon would need to purchase five separate systems and we can deliver AYON at a competitive cost to the physician. On May 13, 2025, we announced we had received 510(k) clearance from the FDA for AYON. We completed our soft launch of AYON, leveraging its relationships with key surgeons in critical geographies. Additionally, we commenced the commercial launch of AYON in September 2025. On October 13, 2025, we announced that we had submitted the 510(k) premarket notification to the FDA for the label expansion of AYON to include power liposuction. We anticipate receiving clearance in the second quarter 2026.

Competition

Currently, we are the only company with helium-based plasma products and four specific indications from the FDA. With the launch of AYON, we now compete directly with companies that have devices that perform liposuction procedures. The major liposuction manufacturers are Solta Medical (owned by Bausch Health Companies, Inc.) and MicroAire Surgical Instruments. We believe our focus on the surgical aesthetic market provides us a competitive advantage over noninvasive products due to surgical treatments providing patients with more transformative and durable results as compared to nonsurgical aesthetic treatments.

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

For example, the European Union enacted the Medical Device Regulation (EU) 2017/745, or EU MDR, in May 2017, with full application beginning in May 2021. The EU MDR imposes more stringent requirements for the design, manufacture, clinical evaluation, certification, labeling and post-market surveillance of medical devices marketed in the European Union. Compliance with these requirements has increased, and may continue to increase, the time and cost required to obtain regulatory approvals and maintain compliance for our products.  In addition, following the United Kingdom’s withdrawal from the European Union, the United Kingdom implemented changes to its medical device regulatory framework effective January 1, 2021. These changes include the introduction of the UK Conformity Assessed (UKCA) marking and additional device registration requirements with the United Kingdom Medicines and Healthcare products Regulatory Agency (MHRA) for devices marketed in Great Britain.  A gap analysis was conducted against the prior Medical Device Directive (“MDD”), a compliance plan was implemented, and the plan is being executed for both the European Union and United Kingdom regulations to ensure compliance and minimize business disruption.

The regulatory agencies under whose purview we operate have administrative powers that may subject it to actions such as product withdrawals, recalls, seizure of products and other civil and criminal sanctions. In some cases, we may deem it advisable to initiate product recalls.

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

APYX MEDICAL CORPORATION

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

Medical Device Single Audit Program (“MDSAP”)

The International Medical Device Regulators Forum (“IMDRF”) recognized that a global approach to auditing and monitoring the manufacturing of medical devices could improve their safety and oversight on an international scale. The IMDRF established a work group that developed specific documents to advance a MDSAP. The Medical Device Single Audit Program allowed MDSAP recognized Auditing Organizations to conduct a single regulatory audit of a medical device manufacturer to satisfy the relevant requirements of the regulatory authorities participating in the program. Today the regulatory authority members include the US, Australia, Brazil, Canada and Japan, official observers European Union and United Kingdom, and affiliates Argentina, Israel, South Korea, and Singapore. In January 2026, we underwent successful annual MDSAP audits of both our Clearwater and Bulgaria facilities by our registrar GMED SAS. There were no observations related to safety or efficacy of our products noted during these MDSAP audits. The FDA accepts MDSAP audit reports as a substitute for routine Agency inspections.

Global Supply Chain Impact

We rely on global supply chains, and production and distribution processes, which are complex, are subject to increasing regulatory requirements, and may be faced with unexpected changes that may affect sourcing, supply and pricing of materials, including tariffs, used in our products. These processes also are subject to complex and lengthy regulatory approvals.

OEM Segment

Overview

We leverage our expertise in the design, development and manufacturing of electrosurgical equipment and medical devices by producing generators, medical devices and related accessories for large, well-known medical device manufacturers through OEM agreements, as well as start-up companies with the need for our energy-based designs. In connection with the Asset Purchase Agreement with Symmetry Surgical in 2018, we entered into a Manufacturing and Supply Agreement for a ten-year term, pursuant to which we manufacture certain products and sell to them at agreed upon prices. Revenue, costs and expenses resulting from this agreement are reported in our Consolidated Statements of Operations as a component of income or loss from operations of our OEM reporting segment. We have been focusing our sales and marketing efforts in the Surgical Aesthetics segment due to the overall size of that market and margins. Due to our reputation in the space, we will receive inquiries for specialty products opportunistically. With the focus on Surgical Aesthetics, we anticipate that the OEM segment revenue will decrease over time.

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

Higher inflation and interest rates could have an adverse impact on our operating expenses and our credit facilities. There is no guarantee we will be able to mitigate the impact of inflation. In recent years, the Federal Reserve (the “Fed”) executed an aggressive tightening cycle increasing rates above 5% in 2023. For most of 2024, the Fed paused rated increases and at the end of 2024 and throughout 2025 implemented several rate cuts. Increases in interest rates on any of our debt will result in higher debt service costs, which will adversely affect our cash flows. Higher interest rates can also impact our customers’ ability to purchase capital. We cannot assure you that our access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of future borrowings. Such future constraints could increase our borrowing costs, which would make it more difficult or expensive to obtain additional financing or refinance existing obligations and commitments, which could slow or deter future growth.

The health of the economy may affect consumer purchases of discretionary services, such as cosmetic and aesthetic services, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our results of operations may be materially affected by conditions in the capital and credit markets and the economy generally. Uncertainty in the economy could adversely impact customer purchases of discretionary services, including cosmetic and aesthetic services. Factors that could affect customers’ willingness to make such discretionary purchases include general business conditions, levels of employment, interest rates, tax rates, the availability of consumer credit, consumer confidence in future economic conditions and risks, or the public perception of risks, related to epidemics or pandemics. In the event of a prolonged economic downturn or acute recession, consumer spending habits could be adversely affected, and doctor’s purchasing decisions as it relates to capital goods may be impacted and we could experience lower than expected net sales.

Our revenue could decline due to changes in credit markets and decisions made by credit providers.

Historically, some doctors have financed their purchase of capital equipment through third-party credit providers some of whom with which we have existing relationships. If we are unable to maintain our relationships with our financing partners, there is no guarantee that we will be able to find replacement partners who will provide our doctor customers with financing on similar terms, and our revenue may be adversely affected. Further, reductions in consumer lending and the availability of consumer credit could limit the number of patients with the financial means to afford the procedures where our products are used. Higher interest rates could increase our costs, decrease our selling price, or increase the monthly payments for consumer products financed through other sources of consumer financing. In the future, we cannot be assured that third-party financing providers will continue to provide doctor customers or patients with access to credit or that available credit limits will not be reduced. Such restrictions or reductions in the availability of consumer credit, or the loss of our relationship with our current financing partners, could have an adverse effect on our business, financial conditions, and operating results.

APYX MEDICAL CORPORATION

We have had a history of operating losses that have impacted our overall cash flows and may impact our ability to continue as a going concern. We anticipate that we may need to adjust our operating expenditures to be commensurate with our expected levels of revenue and/or raise additional capital to finance operations.

Due to our recurring net losses and the continued level of demand for the adoption and utilization of our technology, we may need to raise additional capital to fund our future operations. Our cash needs will depend on numerous factors, including our revenues, successful completion of our FDA product clearance activities, our continued ability to commercialize our surgical aesthetics products, and our ability to reduce and control costs. If we are unable to secure such additional financing on terms that are acceptable to us, it will have a material adverse effect on our business, and we may have to limit operations in a manner inconsistent with our growth strategy. If additional funds are raised through the issuance of equity securities, it will be dilutive to our stockholders and could result in a decrease in our stock price. If we are unable to obtain the requisite amount of financing needed to fund our planned operations, it would have a material adverse effect on our business and ability to continue as a going concern.

Our indebtedness levels and achievement of covenants could impact our business.

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

Our ability to successfully commercialize our products, including AYON, which launched in September 2025, will depend on a number of factors, any of which could delay or prevent commercialization, including:

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

The energy-based medical device industry for the aesthetics market is highly competitive and we may be unable to compete effectively.

The energy-based medical device industry for the aesthetics market is highly competitive. Many competitors in this industry are well-established, do a substantially greater amount of business, and have greater financial resources and facilities than we do.

We have invested and continue to invest, substantial resources to develop and monetize our Renuvion and AYON technology into the aesthetic surgery market. We believe we must continue to innovate and develop new applications for our products and obtain new indications for use in order to differentiate ourselves and stay competitive. If we are unable to gain acceptance of our technology in the marketplace, or obtain new indications for use, our business and results of operations and cash flows may be materially and adversely affected.

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

We have been issued 41 patents in the United States and 61 foreign patents. We have 11 pending patent applications in the United States and 21 pending foreign applications. Our intellectual property portfolio for our Renuvion, AYON and J-Plasma products continues to grow on an annual basis. We intend to continue to seek legal protection, primarily through patents, for our proprietary technology. Seeking patent protection is a lengthy and costly process and there can be no assurance that patents will be issued from any pending applications, or that any claims allowed from existing or pending patents will be sufficiently broad or strong to protect our proprietary technology. There is also no guarantee that any patents we hold will not be challenged, invalidated or circumvented, or that the patent rights granted will provide competitive advantages to us. Our competitors have developed, and may continue to develop and obtain, patents for technologies that are similar or superior to our technologies. In addition, the laws of foreign jurisdictions in which we develop, manufacture or sell our products may not protect our intellectual property rights to the same extent as the laws of the United States.

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

We are involved in a number of legal actions relating to the use of our technology. The outcomes of these legal actions are not within our complete control and may not be known for prolonged periods of time. In the opinion of management, we have meritorious defenses, and such claims are adequately covered by insurance, or are not expected, individually or in the aggregate, to result in a material, adverse effect on our financial condition, results of operations and cash flows. However, in the event that damages exceed the aggregate coverage limits of our policy, or if our insurance carriers disclaim coverage, or if we are unable to continue to obtain coverage on commercially reasonable terms, we believe it is possible that costs associated with these claims could have a material adverse impact on our consolidated financial position, results of operations and cash flows (see ITEM 3: Legal Proceedings).

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

We also have collaborative arrangements with three key foreign suppliers under which we request the development of certain items and components, which we purchase pursuant to purchase orders. Our purchase order commitments are never more than one year in duration and are supported by our sales forecasts. The majority of our raw materials are purchased from single-source suppliers. While we believe we could ultimately procure other sources for these components, should we experience any significant disruptions in this key supply chain, there are no assurances that we could do so in a timely manner which could render us unable to meet the demands of our customers, resulting in a material and adverse effect on our business and results of operations.

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

Continued expansion of the global market for aesthetic procedures is a material assumption of our business strategy. The procedures performed using our products are elective procedures not reimbursable through government or private health insurance, with the costs borne by the patient. The decision to utilize our products may therefore be influenced by a number of factors, including:

•	consumer disposable income and access to consumer credit, which as a result of an unstable economy, may be significantly impacted;
•	the cost, safety and effectiveness of alternative treatments;
•	the success of our direct to consumer sales and marketing efforts;
•

the impact of GLP-1 drugs on the consumer demand as a result of a reallocation of discretionary spend to the drugs, the delay in aesthetic procedures as a result of patients waiting to hit their ideal weight, or the redistribution of aesthetic procedures away from traditional liposuction; and

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

In addition, the FDA prohibits device manufacturers from promoting their products other than for the uses and indications set forth in the cleared product labeling. Any failure to comply could subject us to significant civil or criminal exposure, administrative obligations and costs, other potential penalties from, and/or agreements with, the federal government. Governmental regulations worldwide have, and may continue to become, increasingly stringent and customary.

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

We are subject to governmental export controls and regulations that could impair our ability to compete in international markets due to licensing requirements and subject us to potential liability if we are not in compliance with applicable laws. Any non-compliance could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our common stock is listed on the Nasdaq Global Select Market under the ticker symbol “APYX”. The market price of our stock has been, and may continue to be, highly volatile and announcements by us or by third parties may have a significant impact on our stock price. These announcements may include:

•	our listing status on the Nasdaq Global Select Market;
•	our operating results falling below the expectations of public market analysts and investors;
•	developments in our relationships with or developments affecting our major customers;
•	negative regulatory action or regulatory non-approval with respect to our new products;
•	government regulation, governmental investigations, or audits related to us or to our products;
•	developments related to our patents or other proprietary rights or those of our competitors;
•	results of product liability claims or future claims; and
•	changes in the position of securities analysts with respect to our stock.

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

As of December 31, 2025, our outstanding stock options to our employees, officers, directors and consultants amounted to 7,579,377 shares of our common stock, representing approximately 18.1% of our outstanding common stock. In connection with the execution of certain credit agreements, we issued warrants to purchase 1,500,000 shares of our commons stock, representing approximately 3.6% of our outstanding common stock. Additionally, in the registered direct offering that we completed in November 2024, we issued 2,934,690 pre-funded warrants, of which 1,923,623 remain outstanding and unexercised, which will have a dilutive effect on our common stock outstanding when exercised. As of the date of this annual report on Form 10-K, the dilution is 4.6%.

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

While we have concluded that, as of December 31, 2025, our disclosure and reporting controls were effective as included in Part II, Item 9A of this Form 10-K, there can be no assurance that future control deficiencies or material weaknesses will not be identified. If we do identify material weaknesses in our internal controls over financial reporting in the future, our ability to analyze, record and report financial information free of material misstatements, and to prepare our financial statements within the time periods specified by the rules and forms of the SEC, may likely be adversely affected.

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

Changes in U.S. or foreign trade policies could significantly increase the cost of imported goods into the United States, which may materially reduce our sales or profitability.

Changes in U.S. or foreign trade policy could trigger retaliatory actions by affected countries, resulting in "trade wars," in increased costs for goods imported into the United States, which may reduce customer demand for these products if the parties having to pay those tariffs increase their prices, or in trading partners limiting their trade with the United States. If these consequences are realized, the volume of economic activity in the United States, may be materially reduced. Such a reduction may materially and adversely affect our sales volumes. Further, the realization of these matters may increase our cost of goods and, if those costs cannot be passed on to our customers, our business and profits may be materially and adversely affected.

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

Not Applicable.

APYX MEDICAL CORPORATION

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock currently is traded on the Nasdaq Global Select Market. As of March 9, 2026, we had approximately 600 stockholders of record. Since many stockholders choose to hold their shares under the name of their brokerage firm, we estimate that the actual number of stockholders was over 3,500.

Dividend Policy

We have never declared or paid any cash dividends on our common stock and we currently do not anticipate paying cash dividends in the foreseeable future. We currently expect to retain any future earnings to fund the operation and expansion of our business.

Five Year Performance Graph

The following line graph compares the value of our common shares with the value of the Russell 2000 Stock Index and the Russell 3000 Stock Index. The line graph assumes, in each case, an initial investment of $100 on December 31, 2021, based on the market prices at the end of each fiscal year through and including December 31, 2025, and reinvestment of dividends.

	December 31,
	2021	2022	2023	2024	2025
Apyx Medical Corporation	100	11.00	20.44	12.33	27.31
Russell 2000 Index	100	78.44	90.28	99.33	110.54
Russell 3000 Index	100	79.52	98.57	120.40	139.26

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

Executive Level Overview

We are a surgical aesthetics company with a passion for elevating people’s lives through innovative products, including its Helium Plasma Platform Technology products marketed and sold as Renuvion® and the AYON Body Contouring SystemTM (“AYON”) in the cosmetic surgery market and J-Plasma® in the hospital surgical market. Renuvion and J-Plasma offer surgeons a unique ability to provide controlled heat to tissue to achieve their desired results. AYON is an FDA-cleared, surgeon-designed body contouring system that combines precision, versatility, and innovation in an all-in-one platform. It seamlessly integrates fat removal, closed loop contouring, and Renuvion’s tissue contraction and electrosurgical capabilities, empowering surgeons to deliver comprehensive body contouring treatments for patients. We also leverage our deep expertise and decades of experience in unique waveforms through OEM agreements with other medical device manufacturers.

Glucagon- like peptide -1 peptide receptor agonists (“GLP-1’s”), such as Mounjaro®, Wegovy® and Ozempic®, are prescribed for the treatment of diabetes and or weight loss in combination with exercise to improve glycemic control. GLP-1’s have also been found to mimic the GLP-1 satiety hormone in our bodies. When one eats, GLP-1 is released in the small intestines regulating blood sugar and sending signals to the brain centers that control appetite. Studies have shown patients taking GLP-1’s have experienced a loss of body weight. Currently, two GLP-1’s are cleared by the FDA for weight loss and now oral versions have been approved and, we anticipate a number of additional drug candidates will be approved.

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

We have incurred recurring net losses and cash outflows from operations and we anticipate that losses will continue in the near term. For the year ended December 31, 2025, we incurred a loss from operations of $6.4 million and used $8.0 million of cash in operations. As of December 31, 2025, we had cash and cash equivalents of $31.7 million. We plan to continue to fund our operations and capital funding needs through existing cash, sales of our products and, if necessary, additional equity and/or debt financing.  However, we cannot be certain that additional financing will be available when needed or that, if available, financing will be obtained on terms acceptable to us. The sale of additional equity would result in dilution to our stockholders. Incurring additional debt financing would result in further debt service obligations, and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. If we are unable to raise additional capital in sufficient amounts or on acceptable terms, we may be required to delay, limit, reduce, or terminate our sales, marketing and product development. Any of these actions could harm our business, results of operations, cash flows and prospects.

In November 2024, we undertook a cost saving restructuring which included an organizational reduction in force to better focus, optimize and streamline operations. As a result of the organizational changes, we reduced our U.S. workforce by nearly 25%. We estimated the annualized future cost savings from the reduction in force to be approximately $4.3 million. We incurred pre-tax charges of approximately $0.6 million in the fourth quarter of 2024 representing, for the most part, one-time cash expenditures for severance and other employee termination benefits. In addition to the reduction in force, we eliminated bonuses in 2024, reduced the size of the board of directors from eight to five members and reduced aggregate board cash compensation from $0.5 million annually to $0.1 million, while increasing board stock-based compensation.

In addition to the organizational changes, we identified other direct cost savings we achieved in 2025. The identified cost savings include reductions in professional fees, lower research and development costs, lower credit card fees and stock-based compensation. These cost savings reduced our annual operating expenses below $40.0 million in 2025, as compared to $48.2 million and $53.7 million in 2024 and 2023, respectively.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

On November 8, 2023, we entered into a Credit and Guaranty Agreement (the “Perceptive Credit Agreement”), by and among Apyx Medical (as borrower), Apyx China Holding Corp. and Apyx Bulgaria EOOD, our wholly-owned subsidiaries (as subsidiary guarantors), and Perceptive Credit Holdings IV, LP (as initial lender and administrative agent) (“Perceptive”), and the lenders from time to time party thereto. The Perceptive Credit Agreement provided for a facility of up to $45 million, consisting of senior secured term loans. The Perceptive Credit Agreement provided for (i) an initial loan of $37.5 million and (ii) a delayed draw loan of $7.5 million. Our ability to borrow the delayed draw loan of $7.5 million lapsed on December 31, 2024.

On November 7, 2024, we entered into an amendment to the Perceptive Credit Agreement. The amendment reduced the financial covenant trailing twelve-month revenue targets relating to its Surgical Aesthetics segment (tested quarterly), with amended year-end targets of $37.0 million, $52.4 million and $60.3 million for 2025, 2026 and 2027, respectively. The amendment also introduced a maximum operating expense financial covenant, with full year targets of $40.0 million and $45.0 million for 2025 and 2026, respectively. The Perceptive Credit Agreement, as amended, continues to contain customary affirmative and negative covenants, including covenants limiting our ability, and our subsidiaries to, among other things, to incur debt, grant liens, make distributions, enter certain restrictive agreements, pay or modify subordinated debt, dispose of assets, make investments and acquisitions, enter into certain transactions with affiliates, and undergo certain fundamental changes, in each case, subject to limitations and exceptions set forth in the Perceptive Credit Agreement. Additionally, we must maintain a balance of $3.0 million in cash and cash equivalents during the term of the Perceptive Credit Agreement. As of December 31, 2025, we were in compliance with the financial covenants contained within the Perceptive Credit Agreement, as amended. Our continued compliance with covenants is subject to meeting or exceeding forecasted Surgical Aesthetics revenues, as amended, and reducing operating expenses.

For a more in-depth description of the terms of the Perceptive Credit Agreement, as amended, see Note 10 in Item 8 of this Annual Report on Form 10-K.

On November 7, 2024, we closed a $7.0 million registered direct offering with a healthcare-focused fund and issued 3,000,000 shares of common stock and 2,934,690 of pre-funded warrants to purchase common stock with an exercise price of $.001 per share.

For a more in-depth description of the terms of the registered direct offering, see Note 12 in Item 8 of this Annual Report on Form 10-K.

On November 18, 2025, we entered into an underwriting agreement where we sold 2,762,431 shares of common stock at an offering price of $3.62. After deducting incremental direct costs of the Offering, the our net proceeds were approximately $9.1 million.

For a more in-depth description of the terms of the offering, see Note 12 in Item 8 of this Annual Report on Form 10-K.

On December 1, 2025, we filed a shelf registration statement providing us the ability to register and sell our securities in the aggregate amount up to $100 million. This shelf registration statement replaced our previous shelf registration statement that expired during December 2025.

On May 13, 2025, we announced that we had received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) for AYON. We completed the soft launch of AYON, leveraging our relationships with key surgeons in critical geographies. Additionally, we commenced the commercial launch of AYON in September 2025.

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

On October 13, 2025, we announced that we had submitted the 510(k) premarket notification to the FDA for the label expansion of AYON to include power liposuction. We anticipate the clearance in the second quarter 2026.

On July 28, 2025, we announced the launch of Renuvion in China following receipt of initial market clearance from the National Medical Products Administration of China.

Other Matters

During 2025, we continued to accelerate sales growth in our Surgical Aesthetics business by launching AYON in the U.S. aesthetic surgery market, beginning in September, and fulfilling demand from distributors for Renuvion in our international markets. Management estimates that our products have been sold in more than 60 countries. Our direct sales force, along with our international network of distributors, is focused on becoming the sole provider of surgical equipment in the cosmetic surgical markets. This sales force is supported by a global team of clinical support specialists, which focuses on supporting our users to ensure optimal outcomes for their patients. In addition, we have invested in training programs and marketing-related activities to support accelerated adoption of our technology into surgeons' practices.

We believe that our continued investment and focus on the following strategic initiatives in 2026 and beyond will position us for long-term growth in the cosmetic surgery market:

•	To provide enhanced physician and practice support for our cosmetic surgery customers
•	To expand our regulatory approvals to expand product availability in new markets worldwide
•	To continue to execute our regulatory pathway for AYON in the United States
•	To continue the successful launch AYON in the United States and eventually worldwide
•	To generate consumer interest in the treatment of loose and lax skin through a focused direct-to-consumer advertising strategy, including as a result of the side effects of GLP-1's

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

We operate in two business segments: Surgical Aesthetics and OEM. The Surgical Aesthetics segment sells both capital equipment and consumables in the form of a single use handpiece. Sales of handpiece units are a substantial portion of our business and for the years ended December 31, 2025 and 2024, we sold approximately 84,000 and 94,000 units, respectively. Our single-use handpiece revenue accounts for approximately 50% and 63% of our total Surgical Aesthetics revenue for the years ended December 31, 2025 and 2024, respectively. “Corporate & Other” includes certain unallocated corporate and administrative costs which are not specifically attributed to any reportable segment. The OEM segment is primarily development and manufacturing contract and product driven, and all related expenses are recorded as cost of sales, therefore no segment specific operating expenses are incurred.

We strongly encourage investors to visit our website: www.apyxmedical.com to view the most current news and to review our filings with the Securities and Exchange Commission.

Results of Operations

Sales, net

	Year Ended
	December 31,
(In thousands)	2025	2024	Change
Sales by Reportable Segment
Surgical Aesthetics	$45,332	$38,606	17.4%
OEM	7,512	9,496	(20.9)%
Total	$52,844	$48,102	9.9%

Sales by Domestic and International
Domestic	$38,801	$34,022	14.0%
International	14,043	14,080	(0.3)%
Total	$52,844	$48,102	9.9%

Total revenue increased by 9.9% or approximately $4.7 million for the year ended December 31, 2025 when compared with 2024. Surgical Aesthetics segment sales increased 17.4% or approximately $6.7 million for the year ended December 31, 2025 when compared with 2024. The Surgical Aesthetics sales increase was driven by sales of AYON in the U.S., as we commenced our commercial launch during September 2025. This increase was partially offset by decreases in domestic sales of generators, including upgrades to the Apyx One Console, where the purchase of AYON was not part of the sale, and decreased volume of single-use handpieces.

The OEM product line consists of proprietary products designed specifically for third party equipment manufacturers. Revenue for this product line decreased 20.9%, or approximately $2.0 million, when compared to 2024. The decrease in OEM sales was due to decreases in sales volume to existing customers. With the focus on Surgical Aesthetics, we anticipate that the OEM segment revenue will continue to decrease over time.

International sales represented approximately 26.6% and 29.3% of total revenues for the years ended December 31, 2025 and 2024, respectively. Management estimates our products have been sold in more than 60 countries through local distributors coordinated by sales and marketing personnel through our facilities in Clearwater, Florida and Sofia, Bulgaria.

Gross Profit

	Year Ended
	December 31,
(In thousands)	2025	2024	Change
Cost of sales	$19,800	$18,742	5.6%
Percentage of sales	37.5%	39.0%
Gross profit	$33,044	$29,360	12.5%
Percentage of sales	62.5%	61.0%

Our gross profit margin as a percentage of sales increased by approximately 1.5% during the year ended December 31, 2025, compared with 2024. The increase in gross profit margins for the year ended December 31, 2025 from the prior year is primarily due to mix between our two segments, with Surgical Aesthetics comprising a higher percentage of total sales and geographic mix, with domestic sales comprising a higher percentage of total sales. These increases were partially offset by tariffs that began effecting us in the second half of 2025.

Other Costs and Expenses

Research and development

	Year Ended
	December 31,
(In thousands)	2025	2024	Change
Research and development expense	$3,373	$5,080	(33.6)%
Percentage of sales	6.4%	10.6%

Our expenses for research and development related activities decreased by 33.6%, or approximately $1.7 million for the year ended December 31, 2025, compared with 2024. This decrease was primarily due to lower compensation and benefits costs from the prior year ($1.1 million) and lower spending on our product development initiatives and clinical studies ($0.6 million), as we complete the development of AYON.

Professional services

	Year Ended
	December 31,
(In thousands)	2025	2024	Change
Professional services expense	$6,303	$6,914	(8.8)%
Percentage of sales	11.9%	14.4%

Professional services expenses decreased 8.8%, or approximately $0.6 million for the year ended December 31, 2025, compared with 2024. This decrease was primarily due to decreases in physician and marketing consulting ($0.3 million), legal expenses ($0.3 million), accounting and audit fees ($0.1 million) and recruiting expenses ($0.1 million). These decreases were partially offset by an increase in board of director’s stock-based compensation expense ($0.2 million), which was offset by lower board cash compensation included in selling, general and administrative expenses.

Salaries and related costs

	Year Ended
	December 31,
(In thousands)	2025	2024	Change
Salaries and related expenses	$14,011	$17,353	(19.3)%
Percentage of sales	26.5%	36.1%

Salaries and related expenses decreased 19.3%, or approximately $3.3 million for the year ended December 31, 2025, compared to 2024. The decrease was primarily due to a decrease in salaries and benefits ($2.9 million), which was due to lower headcount following our reduction in force in the fourth quarter of 2024 and lower stock-based compensation expense ($1.8 million). These decreases were partially offset by increases in bonus expense ($1.3 million) as the compensation committee declared a discretionary bonus in 2025 based on our financial and operational results and temporary labor costs ($0.1 million).

Selling, general and administrative expenses

	Year Ended
	December 31,
(In thousands)	2025	2024	Change
SG&A expense	$15,803	$18,858	(16.2)%
Percentage of sales	29.9%	39.2%

Selling, general and administrative expense decreased by 16.2%, or approximately $3.1 million for the year ended December 31, 2025, compared with 2024. The change is primarily due to lower meeting and training costs ($1.0 million), travel expenses ($0.9 million), insurance expense, including claims on our policies ($0.6 million), regulatory and translation expenses ($0.4 million), board of directors cash compensation ($0.3 million), foreign currency gains and losses ($0.2 million), sales and property taxes ($0.1 million), payment processing fees ($0.1 million), software subscriptions ($0.1 million) and office supplies and shipping costs ($0.1 million). These decreases were partially offset by higher commissions ($0.5 million) and advertising expense, including trade show fees and related costs ($0.3 million).

Interest Income (Expense)

	Year Ended
	December 31,
(In thousands)	2025	2024
Interest income	$1,108	$1,606
Percentage of sales	2.1%	3.3%
Interest expense	$(5,589)	$(5,907)
Percentage of sales	(10.6)%	(12.3)%

Interest income decreased approximately $0.5 million for the year ended December 31, 2025, compared with 2024. This decrease is due to a lower average balance and lower average yield in on our cash equivalents in money market funds and U.S. Treasury securities.

Interest expense decreased approximately $0.3 million for the year ended December 31, 2025, when compared with the prior year. The decrease is primarily attributable to the write off of deferred costs allocated to the delayed draw term loan that expired in 2024.

Other Income (Loss), net

	Year Ended
	December 31,
(In thousands)	2025	2024
Other income (expense), net	$92	$(161)
Percentage of sales	0.2%	(0.3)%

Other income (expense), net increased approximately $0.3 million for the year ended December 31, 2025, compared with 2024. This increase was primarily due to the prior year recording of a joint and several liability for sales taxes related to one customer ($0.2 million) and the current year reversal of a portion of this liability due to the statute of limitations lapsing ($0.1 million).

Income Taxes

	Year Ended
	December 31,
(In thousands)	2025	2024
Income tax expense	$270	$252
Effective tax rate	(2.5)%	(1.1)%

Income tax expense was approximately $0.3 million, with effective tax rates of (2.5)% and (1.1)%, respectively, for the years ended December 31, 2025 and 2024, respectively. For each of the years ended December 31, 2025 and 2024, the effective tax rate differs from the statutory rate primarily due to the valuation allowance on our Federal and state net operating losses (NOLs) and net deferred tax assets generated during the year.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Liquidity and Capital Resources

At December 31, 2025 and 2024, we had approximately $31.7 million in cash and cash equivalents. Our working capital at December 31, 2025 was approximately $46.8 million compared with $45.7 million at December 31, 2024.

For the year ended December 31, 2025, net cash used in operating activities was $8.0 million, which principally funded our loss from operations of $6.4 million, compared with net cash used in operating activities of approximately $18.0 million for 2024. The decrease in cash used in operations is primarily due to the reduction in our operating loss, which is a result of the cost cutting measures implemented in the fourth quarter of 2024 combined with increased sales as we commenced the commercial launch of AYON during the second-half of 2025. This reduction was partially offset by higher trade accounts receivable on our higher sales and cash used to procure inventory for our expanded product portfolio.

Net cash used in investing activities for the year ended December 31, 2025, was $1.1 million related to investments in property and equipment. Net cash provided by investing activities for the year ended December 31, 2024, was $0.7 million related to investments in property and equipment.

Net cash provided by financing activities for the year ended December 31, 2025, was $9.6 million, which primarily related to proceeds received upon the closing of an underwriting agreement ($9.3 million) less costs incurred in the transaction ($0.2 million) as well as cash received upon stock option exercises ($0.5 million). Net cash provided by financing activities for the year ended December 31, 2024, was $6.7 million, which primarily related to proceeds received upon the closing of a registered direct offering ($7.0 million) less costs incurred in the transaction ($0.2 million).

On November 8, 2023, we entered into a Credit and Guaranty Agreement (the “Perceptive Credit Agreement”), by and among Apyx Medical (as borrower), Apyx China Holding Corp. and Apyx Bulgaria EOOD, our wholly-owned subsidiaries (as subsidiary guarantors), and Perceptive Credit Holdings IV, LP (as initial lender and administrative agent) (“Perceptive”), and the lenders from time to time party thereto. The Perceptive Credit Agreement provided for a facility of up to $45 million, consisting of senior secured term loans. The Perceptive Credit Agreement provided for (i) an initial loan of $37.5 million and (ii) a delayed draw loan of $7.5 million. Our ability to borrow the delayed draw loan of $7.5 million lapsed on December 31, 2024.

On November 7, 2024, we entered into an amendment to the Perceptive Credit Agreement. The amendment reduced the financial covenant trailing twelve-month revenue targets relating to our Surgical Aesthetics segment (tested quarterly), with amended year-end targets of $37.0 million, $52.4 million and $60.3 million for 2025, 2026 and 2027, respectively. The amendment also introduced a maximum operating expense financial covenant, with full year targets of $40.0 million and $45.0 million for 2025 and 2026, respectively. The Perceptive Credit Agreement, as amended, continues to contain customary affirmative and negative covenants, including covenants limiting our ability, and our subsidiaries to, among other things, to incur debt, grant liens, make distributions, enter certain restrictive agreements, pay or modify subordinated debt, dispose of assets, make investments and acquisitions, enter into certain transactions with affiliates, and undergo certain fundamental changes, in each case, subject to limitations and exceptions set forth in the Perceptive Credit Agreement. Additionally, we must maintain a balance of $3.0 million in cash and cash equivalents during the term of the Perceptive Credit Agreement. As of December 31, 2025, we were in compliance with the financial covenants contained within the Perceptive Credit Agreement, as amended. Our continued compliance with covenants is subject to meeting or exceeding forecasted Surgical Aesthetics revenues, as amended, and reducing operating expenses.

For a more in-depth description of the terms of the Perceptive Credit Agreement, as amended, see Note 10 in Item 8 of this Annual Report on Form 10-K.

On November 7, 2024, we closed a $7.0 million registered direct offering with a healthcare-focused fund and issued 3,000,000 shares of common stock and 2,934,690 of pre-funded warrants to purchase common stock with an exercise price of $.001 per share.

For a more in-depth description of the terms of the registered direct offering, see Note 12 in Item 8 of this Annual Report on Form 10-K.

On November 18, 2025, we entered into an underwriting agreement where we sold 2,762,431 shares of common stock at an offering price of $3.62. After deducting incremental direct costs of the Offering, our net proceeds were approximately $9.1 million.

For a more in-depth description of the terms of the offering, see Note 12 in Item 8 of this Annual Report on Form 10-K.

On December 1, 2025, we filed a shelf registration statement providing us the ability to register and sell our securities in the aggregate amount up to $100 million. This shelf registration statement replaced our previous shelf registration statement that expired during December 2025.

At December 31, 2025, we had purchase commitments for inventories totaling approximately $4.9 million, all of which is expected to be purchased by the end of 2026.

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

APYX MEDICAL CORPORATION

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Apyx Medical Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Apyx Medical Corporation and its subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in equity and cash flows for the years then ended, and the related notes to the consolidated financial statements  (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Tampa, Florida

March 10, 2026

APYX MEDICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$31,740	$31,741
Trade accounts receivable, net of allowance of $1,020 and $1,000	16,776	15,480
Inventories, net of provision for obsolescence of $1,207 and $1,032	8,602	7,564
Prepaid expenses and other current assets	1,353	1,655
Total current assets	58,471	56,440
Property and equipment, net	2,371	1,987
Operating lease right-of-use assets	4,218	4,703
Finance lease right-of-use assets	28	48
Other assets	1,752	1,664
Total assets	$66,840	$64,842

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,058	$2,615
Accrued expenses and other current liabilities	8,214	7,751
Current portion of operating lease liabilities	407	335
Current portion of finance lease liabilities	21	20
Total current liabilities	11,700	10,721
Long-term debt, net of debt discounts and issuance costs	34,849	33,893
Long-term operating lease liabilities	4,051	4,483
Long-term finance lease liabilities	12	33
Long-term contract liabilities	1,050	1,118
Other liabilities	347	259
Total liabilities	52,009	50,507
Commitments and Contingencies (Note 17)
EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 issued and outstanding as of December 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized; 41,785,946 issued and outstanding as of December 31, 2025, and 37,793,886 issued and outstanding as of December 31, 2024	42	38
Additional paid-in capital	103,620	92,083
Accumulated deficit	(89,122)	(77,911)
Total stockholders’ equity	14,540	14,210
Non-controlling interest	291	125
Total equity	14,831	14,335
Total liabilities and equity	$66,840	$64,842

The accompanying notes are an integral part of the consolidated financial statements.

APYX MEDICAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2025	2024
Sales, net	$52,844	$48,102
Cost of sales	19,800	18,742
Gross profit	33,044	29,360
Other costs and expenses:
Research and development	3,373	5,080
Professional services	6,303	6,914
Salaries and related costs	14,011	17,353
Selling, general and administrative	15,803	18,858
Total other costs and expenses	39,490	48,205
Loss from operations	(6,446)	(18,845)
Interest income	1,108	1,606
Interest expense	(5,589)	(5,907)
Other income (expense), net	92	(161)
Total other expense, net	(4,389)	(4,462)
Loss before income taxes	(10,835)	(23,307)
Income tax expense	270	252
Net loss	(11,105)	(23,559)
Net loss attributable to non-controlling interest	106	(96)
Net loss attributable to stockholders	$(11,211)	$(23,463)

Loss per share:
Basic and diluted	$(0.27)	$(0.66)
Weighted average number of shares outstanding - basic and diluted	41,095	35,542

The accompanying notes are an integral part of the consolidated financial statements.

APYX MEDICAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Non-controlling interest	Total Equity
Balance at December 31, 2023	34,644	$35	$81,114	$(54,448)	$221	$26,922
Stock based compensation	—	—	4,013	—	—	4,013
Fair value of common stock issued in debt amendment	150	—	183	—	—	183
Proceeds received from issuance of common stock and warrants in registered direct offering, net of issuance costs	3,000	3	6,773	—	—	6,776
Net loss	—	—	—	(23,463)	(96)	(23,559)
Balance at December 31, 2024	37,794	$38	$92,083	$(77,911)	$125	$14,335
Contributions from non-controlling interest	—	—	—	—	60	60
Shares issued on stock options exercises for cash	189	—	488	—	—	488
Shares issued on net settlement of stock options	30	—	—	—	—	—
Shares issued on cashless exercise of warrants	1,011	1	(1)	—	—	—
Stock based compensation	—	—	2,001	—	—	2,001
Proceeds received from issuance of common stock in public offering, net of issuance costs	2,762	3	9,049	—	—	9,052
Net (loss) income	—	—	—	(11,211)	106	(11,105)
Balance at December 31, 2025	41,786	$42	$103,620	$(89,122)	$291	$14,831

The accompanying notes are an integral part of the consolidated financial statements.

APYX MEDICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities
Net loss	$(11,105)	$(23,559)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	655	599
Provision for inventory obsolescence	341	163
Provision for product warranties	214	304
Loss on disposal of property and equipment	19	13
Stock based compensation	2,001	4,013
Allowance for credit losses	423	396
Non-cash lease expense	86	112
Non-cash interest expense	956	1,157
Changes in operating assets and liabilities:
Trade receivables	(1,318)	(2,035)
Prepaid expenses and other assets	237	857
Inventories	(1,074)	2,263
Accounts payable	355	(63)
Accrued and other liabilities	209	(2,267)
Net cash used in operating activities	(8,001)	(18,047)
Cash flows from investing activities
Purchases of property and equipment	(1,114)	(722)
Net cash used in investing activities	(1,114)	(722)
Cash flows from financing activities
Proceeds from stock option exercises	488	—
Proceeds from capital raise	9,300	7,000
Payment of direct incremental costs in capital raise	(248)	(224)
Payment of debt costs	—	(11)
Repayment of finance lease liabilities	(20)	(20)
Contributions from non-controlling interest	60	—
Net cash provided by financing activities	9,580	6,745
Effect of exchange rates on cash	(466)	113
Net change in cash and cash equivalents	(1)	(11,911)
Cash and cash equivalents, beginning of year	31,741	43,652
Cash and cash equivalents, end of year	$31,740	$31,741
Cash paid for:
Interest	$4,636	$4,746
Income taxes	$258	$382
Non cash activities:
Fair value of common stock issued in debt amendment	$—	$183
Transfer of machinery and equipment to inventory	$78	$62

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

The Company is a surgical aesthetics company with a passion for elevating people’s lives through innovative products, including its Helium Plasma Platform Technology products marketed and sold as Renuvion® and the AYON Body Contouring SystemTM (“AYON”) in the cosmetic surgery market and J-Plasma® in the hospital surgical market. Renuvion and J-Plasma offer surgeons a unique ability to provide controlled heat to tissue to achieve their desired results. AYON is an FDA-cleared, surgeon-designed body contouring system that combines precision, versatility, and innovation in an all-in-one platform. It seamlessly integrates fat removal, closed loop contouring, and Renuvion’s tissue contraction and electrosurgical capabilities, empowering surgeons to deliver comprehensive body contouring treatments for patients. The Company also leverages its deep expertise and decades of experience in unique waveforms through OEM agreements with other medical device manufacturers.

Recent Business Developments

On May 13, 2025, the Company announced that it had received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) for AYON. The Company completed the soft launch of AYON, leveraging its relationships with key surgeons in critical geographies. Additionally, the Company commenced the commercial launch of AYON in September 2025.

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

On October 13, 2025, the Company announced that it had submitted the 510(k) premarket notification to the FDA for the label expansion of AYON to include power liposuction. The Company anticipates receiving clearance in the second quarter 2026.

On July 28, 2025, the Company announced the launch of Renuvion in China following receipt of initial market clearance from the National Medical Products Administration of China.

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

The Company has incurred recurring net losses and cash outflows from operations and it anticipates that losses will continue in the near term. For the year ended December 31, 2025, the Company incurred a loss from operations of $6.4 million and used $8.0 million of cash in operations. As of December 31, 2025, cash and cash equivalents on-hand were $31.7 million.

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

In November 2024, the Company undertook a cost saving restructuring which included an organizational reduction in force to better focus, optimize and streamline operations. As a result of the organizational changes, the Company reduced its U.S. workforce by nearly 25%. Management estimated the annualized future cost savings from the reduction in force to be approximately $4.3 million. The Company incurred pre-tax charges of approximately $0.6 million in the fourth quarter of 2024 representing, for the most part, one-time cash expenditures for severance and other employee termination benefits. In addition to the reduction in force, the Company eliminated bonuses in 2024, reduced the board of directors from eight to five members and reduced board cash compensation from $0.5 million annually to $0.1 million.

In addition to the organizational changes, management identified other direct cost savings the Company achieved in 2025. The identified cost savings included reductions in professional fees, lower research and development costs, lower credit card fees and stock-based compensation. These cost savings reduced the Company’s annual operating expenses below $40.0 million in 2025, as compared to $48.2 and $53.7 million in 2024 and 2023, respectively.

On November 18, 2025, the Company entered into an underwriting agreement where it sold 2,762,431 shares of common stock at an offering price of $3.62. After deducting incremental direct costs of the Offering, the Company’s net proceeds were approximately $9.1 million.

For a more in-depth description of the terms of the offering, see Note 12 in Item 8 of this Annual Report on Form 10-K.

On December 1, 2025, the Company filed a shelf registration statement providing it the ability to register and sell its securities in the aggregate amount up to $100 million. This shelf registration statement replaced the Company's previous shelf registration statement that expired during December 2025.

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

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Cash and Cash Equivalents

Holdings of highly liquid investments with original maturities of three months or less from the date of purchase are considered to be cash equivalents. As of December 31, 2025 and 2024, all of the Company’s investments are in money market funds or in Treasury Bills with original maturities of three months or less and are included in cash and cash equivalents.

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

Trade Accounts Receivable and Allowance for Credit Losses

The Company’s standard credit terms for billings range from net 30 days to net 120 days, depending on the customer agreement. However, management uses its discretion in actual terms granted to customers. The economic uncertainty in the capital equipment market being experienced in the aesthetic space as a result of the disruption from GLP-1's has resulted in the granting of extended credit terms. Accounts receivable are determined to be past due if payments are not made in accordance with such agreements, however are not considered significant financing components.

When evaluating the adequacy of the allowance for credit losses, we analyze historical bad debt experience, the composition of outstanding receivables by customer class, and the age of outstanding balances, and we make estimates in connection with establishing the allowance for credit losses, including the expected impacts of changes in the operating environment and other trends. Changes in estimates are reflected in the period they are made. If the financial condition of our customers deteriorates, resulting in an inability to make payments, additional allowances may be required. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Management believes that the allowances for credit losses of approximately $1.0 million at December 31, 2025 and 2024, are adequate to provide for probable credit losses.

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

Valuation of Long-Lived Assets

The Company reviews long-lived assets for recoverability if events or changes in circumstances indicate that the assets may have been impaired. This circumstance exists when the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from its use and eventual disposition. In those cases, an impairment loss is recognized to the extent that the assets’ carrying amount exceeds its fair value. Any impairment losses are not restored in the future if the fair value increases. At December 31, 2025 and 2024, the Company believes the remaining carrying values of its long-lived assets are recoverable.

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Leases

The Company does not recognize leases with terms less than twelve months in duration, or that have variable only payments, in its Consolidated Balance Sheets as right-of-use assets and lease liabilities. The Company has adopted the practical expedient which allows for the Company to not separate lease and non-lease components of contracts. Accordingly, non-lease components are included in the measurement of the Company’s lease liabilities and right-of-use assets. If the Company is aware of the implicit rate in leases, the Company determines the operating lease liability using the implicit rate. For those leases where the Company is not aware of the implicit rate in the lease, the Company utilizes an incremental borrowing rate, which is indicative of its collateralized borrowing rate. Rates utilized were 1.83% to 9.09% for our outstanding leases at December 31, 2025.

Product Warranties

The Company provides a four-year limited warranty on end-user sales of its AYON and Renuvion/J-Plasma generators, a two year warranty on mounting fixtures, and a one-year warranty on certain accessories. The Company estimates and provides for future costs for product warranties in cost of sales at the time revenue is recognized. The Company bases its product warranty costs on related material costs, repair labor costs and shipping costs. The Company estimates the future cost of product warranties by considering historical material, repair labor, and shipping costs, and applying the experience rates to the outstanding warranty period for products sold. It is reasonably possible that actual results could differ from those estimates.

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

Revenue Recognition

Revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration that the Company expects to receive for those goods or services. To recognize revenue, the Company (i) identifies the contract(s) with a customer; (ii) identifies the performance obligations in the contract; (iii) determines the transaction price; (iv) allocates the transaction price to the performance obligations in the contract; and (v) recognizes revenue when, or as, it satisfies the performance obligation(s). For sales of the Company's Surgical Aesthetics products (Renuvion, AYON and J-Plasma), this is at a point in time when title has been transferred to the customer, which is generally at the time of shipment or receipt by customer for FOB destination terms. For sales of products under its OEM agreements, the Company recognizes revenue over time when no alternative use exists for the manufactured goods and the Company has rights to payment. Presently, the Company does not stock any significant completed goods under its OEM agreements, accordingly, the recognition of revenue under these agreements approximates point in time recognition. The following policies apply to its major categories of revenue transactions:

•

The majority of sales to customers are evidenced by firm purchase orders. Generally, title and the risks and rewards of ownership are transferred to the customer when the product is shipped. The transaction price is adjusted for any discounts provided to the customer. Payment by the customer is due under fixed payment terms. The Company has elected to apply the practical expedient to disregard the effects of significant financing components when payment terms are one year or less.

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

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Advertising Costs

Advertising costs are expensed as incurred. The amounts of advertising costs, including trade shows, direct to consumer advertising and other related costs, were approximately $1.6 million and $1.3 million for the years ended December 31, 2025, and 2024, respectively.

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

Research and Development Costs

Research and development expenses are charged to operations as incurred. The amounts of research and development costs were approximately $3.4 million and $5.1 million for the years ended December 31, 2025 and 2024, respectively.

Income Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in FASB ASC Topic 740, Income Taxes. Under the liability method, deferred taxes are determined based on temporary differences between the financial statement and tax bases of assets and liabilities using tax rates expected to be in effect during the years in which the deferred taxes reverse. The Company accounts for interest and penalties on income taxes as income tax expense. A valuation allowance is recorded when it is more likely than not that a tax benefit will not be realized. In determining the need for valuation allowances the Company considers projected future taxable income, the timing of reversals of temporary differences, and the availability of tax planning strategies. As of December 31, 2025 and 2024, the Company recorded a valuation allowance on its net deferred tax assets.

The Company assesses the realizability of deferred tax assets each reporting period and will be able to reduce the valuation allowance to the extent the financial results of continuing operations improve, and it becomes more likely than not that the deferred tax assets will be realized. As Management has not fully determined the timing of when it will generate taxable income in the U.S., the Company will continue to record a full valuation allowance on the net deferred tax assets as of December 31, 2025.

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

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Foreign Currency Transactions

The functional currency of Apyx Bulgaria is the U.S. dollar. The monetary assets and liabilities that are denominated in a currency other than U.S. dollar are remeasured into U.S. dollars at the exchange rate on the balance sheet date, while non-monetary items are remeasured at historical rates. Revenue and expenses are remeasured at weighted average exchange rates during the period. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in selling, general and administrative expenses in the Consolidated Statements of Operations and were not material for the years ended December 31, 2025 and 2024.

NOTE 3.     RECENT ACCOUNTING PRONOUNCEMENTS

In  December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) to improve income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this ASU are effective for fiscal years beginning after  December 15, 2024. The Company adopted ASU 2023-09 on January 1, 2025 on a retrospective basis. Adopting the standard resulted in additional income tax disclosures (see Note 14).

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

NOTE 4.     CHINA JOINT VENTURE

In 2019, the Company executed a joint venture agreement with its Chinese supplier (the “China JV”) whereby the Company has a 51% ownership interest. The agreement required the Company to make capital contributions of approximately $357,000 into the newly formed entity, which were made in prior years. In June 2023, the Company executed an amendment to the joint venture agreement to increase the amount of its registered capital. The amendment requires the Company to make additional capital contributions to the China JV of $408,000, of which $214,000 has been made as of December 31, 2025. During May 2025, the China JV executed a distribution agreement with a Chinese distributor and commenced operations during the second quarter of 2025.

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

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table summarizes the assets and liabilities of the China JV included in our consolidated balance sheets at December 31, 2025 and 2024, respectively:

	Year Ended
	December 31,
(In thousands)	2025	2024
Cash and cash equivalents	$383	$13
Trade accounts receivable	213	—
Inventories	31	—
Prepaid expenses and other current assets	12	54
Property and equipment, net	225	247

Accounts payable	186	8
Accrued expenses and other current liabilities	63	33

Changes in the Company’s ownership investment in the China JV were as follows:

	Year Ended
	December 31,
(In thousands)	2025	2024
Beginning interest in China JV	$130	$229
Contributions	61	—
Net income (loss) attributable to Apyx	112	(99)
Ending interest in China JV	$303	$130

NOTE 5.     INVENTORIES

Inventories consisted of the following:

	December 31,	December 31,
(In thousands)	2025	2024
Raw materials	$4,885	$3,973
Work in process	2,195	1,918
Finished goods	2,729	2,705
Gross inventories	9,809	8,596
Less: provision for obsolescence	(1,207)	(1,032)
Inventories, net	$8,602	$7,564

NOTE 6.     PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,	December 31,
(In thousands)	2025	2024
Machinery and equipment	$3,509	$2,677
Furniture and fixtures	260	250
Computer equipment and software	1,223	1,171
Leasehold improvements	361	281
Molds	1,149	962
Total property, plant and equipment	6,502	5,341
Less: accumulated depreciation and amortization	(4,293)	(3,989)
Property and equipment in service	2,209	1,352
Construction in progress	162	635
Property and equipment, net	$2,371	$1,987

Total depreciation expense was $0.7 million and $0.6 million for the years ended December 31, 2025 and 2024, respectively. Depreciation expense is included within cost of goods sold and selling, general and administrative expense in the Consolidated Statements of Operations.

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 7.     LEASES

Operating Leases

The Company leases its facilities in Clearwater, Florida and Sofia, Bulgaria under non-cancelable operating lease agreements. During May 2023, the Company entered into a Single Tenant Industrial Building Lease (the “Lease”), on property it previously owned in Clearwater, Florida. The Lease has an initial term of ten (10) years commencing from the closing (the “Initial Term”), and a renewal term of five (5) years, exercisable at the Company’s option. The annual fixed rent is $619,500 for the first year of the Initial Term, and is subject to a 4% escalation every year thereafter through the Initial Term. Rent will be reset to the current market rate should the Company exercise the renewal option. The Lease provides for a 3% management fee on rent payments throughout the Initial Term and optional renewal term. During the year ended December 31, 2022, the Company entered into a five-year extension of its Sofia, Bulgaria facility. These operating leases have terms expiring through May 2033.

Finance Leases

The Company has entered into non-cancelable finance leases for certain computer equipment in Clearwater, Florida. During the year ended December 31, 2022, the Company entered into a 63-month lease for computer equipment. The computer equipment lease expires in July 2027.

Information about the Company’s lease costs are as follows:

	Year Ended
	December 31,
(in thousands)	2025	2024
Operating lease costs	$785	$888
Finance lease costs:
Amortization of right-of-use assets	21	21
Interest on lease liabilities	1	1
Variable lease costs	133	103
Total lease costs	$940	$1,013

Cash information related to our leases are as follows:

	Year Ended		Year Ended
	December 31, 2025		December 31, 2024
(in thousands)	Operating	Finance	Operating	Finance
Cash paid for lease liabilities	$810	$21	$778	$21

Information about the Company’s weighted average remaining lease terms and discount rate assumptions are as follows:

	Year Ended		Year Ended
	December 31, 2025		December 31, 2024
	Operating	Finance	Operating	Finance
Weighted average remaining lease term (in years)	7.1	1.6	8.0	2.6
Weighted average discount rate	8.67%	2.32%	8.58%	2.32%

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Maturities of lease liabilities as of December 31, 2025 are as follows:

(In thousands)	Operating	Finance
2026	$839	$21
2027	868	12
2028	764	—
2029	794	—
2030	826	—
Thereafter	2,131	—
Total lease payments	6,222	33
Less imputed interest	(1,764)	—
Present value of lease liabilities	4,458	33
Less current portion of lease liabilities	(407)	(21)
Long-term portion of lease liabilities	$4,051	$12

NOTE 8.     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	December 31,	December 31,
(in thousands)	2025	2024
Accrued payroll	$633	$995
Accrued bonuses	1,749	—
Accrued commissions	958	981
Accrued product warranties	434	428
Accrued product liability claim insurance deductibles	2,263	3,168
Accrued professional fees	320	390
Short-term contract liabilities	643	693
Other accrued expenses and current liabilities	1,214	1,096
Total accrued expenses and other current liabilities	$8,214	$7,751

Included in accrued payroll and related costs at December 31, 2024 is approximately $0.4 million of accrued severance costs for the Company’s former Executive Vice President.

NOTE 9.     PRODUCT WARRANTIES

Product warranty activity consisted of the following for the years ended:

	December 31,	December 31,
(In thousands)	2025	2024
Beginning balance	$428	$445
Provision for product warranties	214	304
Product warranty costs incurred	(208)	(321)
Accrued product warranties	$434	$428

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 10.     DEBT

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

On  November 7, 2024, the Company entered into an amendment to the Perceptive Credit Agreement. The amendment reduced the financial covenant trailing twelve-month revenue targets relating to its Surgical Aesthetics segment and introduced a maximum operating expense financial covenant for 2025 and 2026. In connection with the amendment to the Perceptive Credit Agreement, the Company issued Perceptive 150,000 shares of its common stock. The Company determined that the amendment was a modification in accordance with ASC 470.

Loans

The initial loan of $37.5 million was fully funded on November 8, 2023, with approximately $11.0 million of the proceeds used to payoff the obligations under the MidCap Credit Agreement, including approximately $1.0 million of related prepayment penalties and exit fees, and $2.7 million for transaction fees and other expenses incurred in connection with the Perceptive Credit Agreement, which included a 2% fee of the total facility payable to Perceptive at closing. After repayment of the MidCap Credit Agreement and payment of transaction fees and other expenses in connection with the Perceptive Credit Agreement, the net proceeds of these loans was used for working capital and general corporate purposes.

The initial loan bears interest at a floating rate based on one-month SOFR, subject to a floor of 5.0%, plus 7.0% (12.0% at December 31, 2025). The effective interest rate on the loan was 14.7% at December 31, 2025. The first forty-eight (48) months of the loans constitute an interest-only period, with interest payable monthly on the last day of each month. Subsequent to the interest-only period, the outstanding principal amount of the loans is repayable in monthly payments of 3% of the outstanding balance on the payment date. All remaining outstanding principal, together with all accrued and unpaid interest, is due at maturity. The loan  may be voluntarily prepaid in full, or in part, at any time, subject to terms and conditions set forth in the Perceptive Credit Agreement. Additionally, the loan is subject to mandatory prepayment obligations, pursuant to the terms of the Perceptive Credit Agreement. Prepayments of the loan is subject to fees of 10%, 9%, 6%, 4% and 2% of the prepayment amounts made during the first year, second year, third year, fourth year, and thereafter, respectively.

Collateral

The obligations of the Company under the Perceptive Credit Agreement are secured by first priority liens on substantially all of its assets.

Covenants

As amended, the Perceptive Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and its subsidiaries, among other things, to incur debt, grant liens, make distributions, enter certain restrictive agreements, pay or modify subordinated debt, dispose of assets, make investments and acquisitions, enter into certain transactions with affiliates, and undergo certain fundamental changes, in each case, subject to limitations and exceptions set forth in the Perceptive Credit Agreement. As amended, the Perceptive Credit Agreement also requires the Company to satisfy certain financial covenants, including minimum trailing twelve month net revenue targets relating to its Surgical Aesthetics segment (tested quarterly), with year-end targets of $37.0 million, $52.4 million, and $60.3 million for 2025, 2026, and 2027, respectively. The amendment introduced a maximum operating expense financial covenant, with full year targets of $40.0 million and $45.0 million for 2025 and 2026, respectively. Additionally, the Company must maintain a balance of $3 million in cash and cash equivalents during the duration of the Perceptive Credit Agreement’s term. As of December 31, 2025, the Company was in compliance with the financial covenants contained within the Perceptive Credit Agreement, as amended. The Company’s continued compliance with covenants is subject to meeting or exceeding forecasted Surgical Aesthetics revenues, as amended, and reducing operating expenses.

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

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

In connection with the amendment to the Perceptive Credit Agreement, the Company paid lender fees of approximately $11,000 and issued 150,000 shares of its common stock to Perceptive. The Company included the fair value of the common stock in debt discounts and additional paid in capital in the accompanying consolidated financial statements.

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

Issuance of Warrants to Prior Lender

In connection with the Company’s prior credit agreement, the Company issued warrants to purchase up to 250,000 shares of its common stock, par value $0.001, with an exercise price of $3.40 per share. These warrants remain outstanding as of December 31, 2025.

The warrants have a 10 year term and can be exercised by issuing payment to the Company for the number of warrants exercised or exercised net by surrendering warrants with an intrinsic value equal to the cumulative exercise price of the warrants being exercised.

Other Debt Information

Included in interest expense for the year ended December 31, 2025 are $694,000 and $262,000 of amortization of the debt issuance costs and debt discounts, respectively. Included in interest expense for the year ended December 31, 2024 are $516,000 and $214,000 of amortization of the debt issuance costs and debt discounts, respectively.

The Company’s term loan, net consists of the following at  December 31, 2025:

	December 31,	December 31,
(In thousands)	2025	2024
Term loan	$37,500	$37,500
Unamortized debt issuance costs	(717)	(979)
Unamortized debt discount	(1,934)	(2,628)
Term loan, net	$34,849	$33,893

As of December 31, 2025, principal repayments on the term loan are as follows:

(In thousands)
2026	$—
2027	2,216
2028	35,284
Total repayments	$37,500

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 11.    CONTRACT ASSETS AND LIABILITIES

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

At December 31, 2025, 2024 and 2023, respectively, the Company had recorded approximately $1.7 million, $2.0 million and $1.7 million of contract liabilities and $0.3 million, $0.4 million and $0.5 million of contract assets related to customer prepayments and the deferral of revenues and expenses under these agreements. At December 31, 2025, $0.6 million of the contract liabilities and $0.1 million of the contract assets are presented as current in the accompanying Consolidated Balance Sheets within accrued expenses and other current liabilities and prepaid expenses and other current assets, respectively. At December 31, 2024, $0.7 million of the contract liabilities and $0.1 million of the contract assets are presented as current in the accompanying Consolidated Balance Sheets within accrued expenses and other current liabilities and prepaid expenses and other current assets, respectively.

During the year ended December 31, 2025, the Company recognized approximately $0.6 million of contract liabilities and $0.2 million of contract assets that existed as of December 31, 2024, in sales and cost of sales, respectively, in the accompanying Consolidated Statement of Operations. During the year ended December 31, 2024, the Company recognized approximately $0.1 million of contract liabilities and $0.1 million of contract assets that existed as of December 31, 2023, in sales and cost of sales, respectively, in the accompanying Consolidated Statement of Operations.

NOTE 12.     CAPITAL RAISES

PUBLIC OFFERING

On November 18, 2025, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Lucid Capital Markets, LLC (the “Underwriter”), pursuant to which the Company agreed to issue and sell to the Underwriter 2,762,431 shares of common stock at an offering price of $3.62 and grant to the Underwriter an overallotment option for the purchase up to 414,365 additional shares of common stock at $3.62 (the “Option”) (the “Offering”). The Offering closed on November 19, 2025. The Option expired unexercised.

After deducting incremental direct costs of the Offering, the Company’s net proceeds were approximately $9.1 million. The Company intends to use the net proceeds from the Offering for working capital and general corporate purposes.

The Underwriting Agreement contains customary representations and warranties and agreements of the Company and the Underwriter, customary conditions to closing, and customary indemnification obligations of the Company.

REGISTERED DIRECT OFFERING

On November 7, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with several institutional investors named therein (the “Purchasers”), pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “Registered Offering”), an aggregate of: (i) 3,000,000 shares (the “Shares”) of Common Stock, at an offering price of $1.18 per share, and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 2,934,690 shares of Common Stock (the “Warrant Shares”) at an offering price of $1.179 per Pre-Funded Warrant (which represents the per share offering price for Common Stock, less the exercise price per share for each Pre-Funded Warrant of $0.001). The Registered Offering closed on November 8, 2024.

After deducting incremental direct costs of the Registered Offering, the Company’s net proceeds were approximately $6.8 million. The Company intends to use the net proceeds from the Registered Offering for working capital and general corporate purposes.

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

The Pre-Funded warrants were classified as equity in accordance with ASC 815, Derivatives and Hedging, given the Pre-funded warrants are indexed to the Company’s own shares of common stock and are accounted for as a component of additional paid-in capital at the time of issuance. The Pre-Funded warrants are included in the calculation of basic and diluted loss per share.

During 2025, the Company received 275 Pre-Funded warrants as payment in the cashless exercise of 1,010,792 Pre-Funded warrants.

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

	Year Ended
	December 31,
(in thousands, except per share data)	2025	2024
Numerator:
Net loss attributable to stockholders	$(11,211)	$(23,463)

Denominator:
Weighted average shares outstanding - basic and diluted	41,095	35,542

Loss per share: Basic and diluted	$(0.27)	$(0.66)

Anti-dilutive instruments excluded from diluted loss per common share:
Options	7,579	7,638
Warrants	1,500	1,500

NOTE 14.     INCOME TAXES

The components of (loss) income before provision for income taxes are as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Domestic	$(13,855)	$(25,762)
Foreign	3,020	2,455
Net loss before taxes	$(10,835)	$(23,307)

Components of income tax expense are as follows:

	December 31,	December 31,
(In thousands)	2025	2024
Current:
Federal	$—	$—
State	23	24
Foreign	247	228
	270	252

Deferred:
Federal	—	—
State	—	—
Foreign	—	—
	—	—
Total income tax expense	$270	$252

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Below is a reconciliation of the statutory federal income tax rate to the Company's effective tax rate:

	Year Ended December 31,
	2025		2024
	Amount	Percent	Amount	Percent
U.S. federal statutory tax rate	$(2,275)	21.0%	$(4,894)	21.0%
State and local income taxes, net of federal income tax effect and valuation allowance(i)	18	(0.2)%	19	(0.1)%
Foreign tax effects:
Bulgaria:
Statutory tax rate difference	(332)	3.1%	(270)	1.2%
Other	(55)	0.5%	(17)	0.1%
Changes in federal valuation allowance	1,262	(11.6)%	3,669	(15.8)%
Effect of cross-border tax laws:
GILTI	608	(5.6)%	450	(1.9)%
Nontaxable or nondeductible items:
Stock compensation expense	786	(7.3)%	787	(3.4)%
Section 162(m) compensation	76	(0.7)%	273	(1.2)%
Other	111	(1.0)%	211	(0.9)%
Other adjustments:
Other	71	(0.7)%	24	(0.1)%
Total	$270	(2.5)%	$252	(1.1)%

(i) The states that contribute to the majority (greater than 50%) of the tax effect in this category includes Florida and California for each of the years ended December 31, 2025 and 2024.

Major components of the Company’s deferred tax assets (liabilities) are as follows:

	December 31,	December 31,
(In thousands)	2025	2024
Deferred tax assets:
Loss and credit carryforwards	$13,586	$12,126
Stock-based compensation	1,927	2,524
Research and development capitalization	2,418	2,890
Lease liabilities	1,066	1,153
Accrued insurance deductibles	499	653
Interest expense limitation	2,398	1,429
Accrued bonuses	441	—
Deferred revenue	235	310
Inventory 263A adjustment	147	157
Other	716	814
Total deferred tax assets	23,433	22,056
Valuation allowance	(22,126)	(20,697)
Total deferred tax assets, net of valuation allowance	1,307	1,359
Deferred tax liabilities:
Lease right-of-use assets	(1,007)	(1,116)
Property and equipment	(180)	(134)
Other	(120)	(109)
Total deferred tax liabilities	(1,307)	(1,359)
Net deferred tax assets	$—	$—

The Company considers all positive and negative evidence regarding the realization of deferred tax assets, including past operating results and future sources of taxable income. For the years ended December 31, 2025 and 2024, the valuation allowance increased by $1.4 million and $4.3 million, respectively. The $22.1 million valuation allowance at December 31, 2025 is related to Federal and State deferred tax assets the Company believes are not more likely than not to be realized.

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

At December 31, 2025 the Company had federal net operating loss carryforwards of approximately $44.3 million which will be carried forward indefinitely and may be used to offset up to 80% of federal taxable income.  In addition, the Company has state net operating loss carryforwards of approximately $79.9 million. Approximately $36.9 million will begin to expire in 2029 and the remainder will be carried forward indefinitely.  Additionally the Company has federal research and development carryforwards of approximately $0.3 million.

Cash taxes paid are as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Federal	$—	$—
State	19	26
Foreign:
Bulgaria	239	356
Total foreign	239	356
Taxes paid	$258	$382

In 2025, the individual jurisdiction with cash taxes paid that equaled or exceeded 5% of total income taxes paid was Bulgaria and Texas. In 2024, the individual jurisdiction with cash taxes paid that equaled or exceeded 5% of total income taxes paid was Bulgaria.

On July 4, 2025 changes to U.S. tax law were enacted. The provisions allow for the immediate expensing of domestic research and experimentation costs, 100% accelerated bonus depreciation on eligible capital expenditures, and other tax law changes impacting 2025 with other changes impacting the Company and being effective in 2026. The impacts of these changes are included in our results for the year ended December 31, 2025.

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

The Company assesses the financial statement impact of an uncertain tax position taken or expected to be taken on an income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained. As of December 31, 2025 and 2024, the Company has no uncertain tax positions.

The Company is subject to U.S. federal and state income tax examination. The Company’s 2022 through 2024 U.S. federal income tax returns are subject to examination by the Internal Revenue Service. The Company’s state income tax returns are subject to examination for the 2021 through 2024 tax years.

NOTE 15.     RETIREMENT PLAN

The Company provides a tax-qualified profit-sharing retirement plan under section 401(k) of the Internal Revenue Code for the benefit of eligible employees with an accumulation of funds for retirement on a tax-deferred basis and provides for annual discretionary contribution to individual trust funds.

All employees are eligible to participate upon completing three months of service. The employees may make voluntary contributions to the plan up to the maximum percentage allowed by the Internal Revenue Code. Vesting in employee matching contributions is graded and depends on the years of service. After three years from their date of hire, the employees are 100% vested. The Company makes matching contributions of 50% of the employee contributions up to a total of 3% of participant payroll. Matching contributions made by the Company totaled approximately $0.3 for each of the years ended December 31, 2025 and 2024.

NOTE 16.     RELATED PARTY TRANSACTIONS

Certain relatives of Nikolay Shilev, Apyx Bulgaria’s Managing Director, are considered related parties. Teodora Shileva, Mr. Shilev’s spouse, is an employee of the Company working in the accounting department. Svetoslav Shilev, Mr. Shilev’s son, is a quality manager in the quality assurance department.

The partner in the Company’s China joint venture is also a supplier of the Company. For the years ended December 31, 2025 and 2024, the Company made purchases from this supplier of approximately $1.3 million and $1.0 million, respectively. At December 31, 2025 and 2024, the Company had payables to this supplier of approximately $372,000 and $243,000, respectively.

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

During  2022, the Company was notified of certain procedures alleged to have been performed by the same physician and which are currently the subject of  two related products liability cases within the courts. During  2023, the Company was notified by its insurance carriers that all or most of the  ten individual plaintiff’s allegations could be subject to separate deductibles notwithstanding the commonality of each underlying occurrence. During  March 2024,  two of the plaintiffs claims were dismissed by the courts. Additionally, during 2024, the Company determined that one of the procedures was performed by a different physician. The Company has determined that a loss, comprised of estimated costs to defend the Company against the lawsuits, is probable and that the estimated loss is approximately  $1,950,000. The Company recorded an estimated loss of $1,450,000 related to the matters during  2022, $200,000 related to the matters during 2024 and $300,000 related to the matters during 2025.

During  March 2024, the Company was named as a defendant in a number of product liability lawsuits filed under the direction of a single plaintiff’s tort firm alleging off-label use of Renuvion products and the Company’s mismarketing of the same. The suits are venued predominantly in Florida and nearly all involve procedures conducted prior to 2023, which was before the Company received FDA 510k clearance for the use of Renuvion in the types of procedures at issue. The Company denies liability and intends to vigorously defend these suits and believes that it has applicable substantive and procedural defenses. The Company has determined that a loss, comprised of estimated costs to defend the Company against the lawsuits, is probable and currently estimates the range of losses in connection with these matters to be between $1,625,000 and $1,825,000. The Company recorded an estimated loss of $1,300,000 related to these matters during 2023 and $325,000 related to these matters in 2025. The Company has also determined that there is a reasonable possibility that there will be an additional loss related to the matters, but the Company is unable to provide an estimate of the range of such additional loss at this time.

These losses are included in accrued product liability claim insurance deductibles at December 31, 2025 and 2024, which is reduced for deductibles paid on the claims.

Purchase Commitments

At December 31, 2025, the Company has purchase commitments for inventories totaling approximately $4.9 million, all of which is expected to be purchased by the end of 2026.

Concentrations

Sales to one customer within the OEM segment represented 11% of sales for the year ended December 31, 2024.

There were no other significant sales or receivable concentrations for the years ended December 31, 2025 and 2024.

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 18.     STOCK OPTIONS

The following table summarizes the stockholder approved plans pursuant to which equity awards are granted together with the number of shares authorized for the issuance and the approximate number of shares available for future grants at December 31, 2025:

	# Approved by	# Available
	# Approved by	December 31,
Stockholder approved plan	Stockholders	2025
2012 Share Incentive Plan	750,000	—
2015 Executive and Employee Stock Option Plan	2,000,000	—
2017 Executive and Employee Stock Option Plan	3,000,000	280,000
2019 Share Incentive Plan	2,000,000	290,000
2021 Share Incentive Plan	1,375,000	330,000
2023 Share Incentive Plan	1,600,000	450,000

The status of the Company’s stock options is summarized as follows:

		Weighted average
	Number of options	exercise price
Outstanding at December 31, 2023	7,342,883	$6.31
Granted	1,587,929	2.26
Exercised	(569)	2.50
Canceled and forfeited	(1,291,785)	6.09
Outstanding at December 31, 2024	7,638,458	$5.50
Granted	1,858,000	1.38
Exercised	(275,143)	2.53
Canceled and forfeited	(1,641,938)	5.79
Outstanding at December 31, 2025	7,579,377	$4.54

	Number of options	Weighted average grant date fair value
Non-vested at December 31, 2024	2,120,647	$2.49
Granted	1,858,000	1.09
Vested	(1,522,239)	2.54
Forfeited	(334,055)	1.59
Non-vested at December 31, 2025	2,122,353	$1.37

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

	2025 Grants	2024 Grants
Exercise price	$0.90 - $1.85	$1.02 - $2.42
Risk-free rate	3.9% - 4.5%	3.9% - 4.2%
Expected dividend yield	—	—
Expected volatility	94.5% - 98.1%	92.1% - 95.1%
Expected term (in years)	6	6
Grant date fair value	$0.70 - $1.47	$0.80 - $1.87

The Company recognized approximately $2,001,000 and $4,013,000 in stock-based compensation expense during the years ended December 31, 2025 and 2024, respectively.

The intrinsic value of each option share is the difference between the fair value of our common stock and the exercise price of such option share to the extent it is “in-the-money”. Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation at  December 31, 2025 is based on the $3.50 closing stock price of the Company's common stock on  December 31, 2025, the last trading day of  2025.

As of December 31, 2025, there were 7,154,906 stock options outstanding and expected to vest with an aggregate intrinsic value of approximately $5,730,000. These options have a weighted average exercise price of $4.70 and a weighted average remaining contractual term of approximately 6 years.

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of December 31, 2025, there were 5,457,024 stock options outstanding and exercisable with an aggregate intrinsic value of approximately $2,790,000. These options have a weighted average exercise price of $5.62 and a weighted average remaining contractual term of approximately 5 years.

The total intrinsic value of in the money options exercised during the years ended December 31, 2025 and 2024, was approximately $190,000 and $0, respectively. Intrinsic value of exercised shares is the fair value of such shares on the date of exercise less the exercise price of the option on the exercise date.

The total fair value of options granted during the years ended December 31, 2025 and 2024, was approximately $2,030,000 and $2,770,000, respectively. The weighted average fair value of options granted during the years ended December 31, 2025 and 2024, was $1.09 and $1.74, respectively. The total fair value of options vested during the years ended December 31, 2025 and 2024, was approximately $3,860,000 and $4,620,000, respectively.

The Company allows employees to exercise stock-based awards by surrendering stock-based awards with an intrinsic value equal to the cumulative exercise price of the stock-based awards being exercised, referred to as net settlements. These surrenders are included in stock options exercised in the options rollforward above. During the years ended December 31, 2025 and 2024, the Company received 56,306 and 531 options as payment in the exercise of 30,213 and 38 options, respectively.

As of December 31, 2025, there was approximately $1,630,000 of total unrecognized stock-based compensation expense, related to unvested stock options granted under the plans above. This expense is expected to be recognized over a weighted-average period of approximately 1 year.

NOTE 19.     GEOGRAPHIC AND SEGMENT INFORMATION

Operating segments are aggregated into reportable segments only if they exhibit similar economic characteristics. In addition to similar economic characteristics, the Company also considers the following factors in determining the reportable segments: the nature of business activities, the management structure directly accountable to its Chief Operating Decision Maker (“CODM”) for operating and administrative activities, availability of discrete financial information and information presented to the Board of Directors and investors. Charles D. Goodwin, CEO, is the Company’s CODM. The CODM uses gross profit to assess segment performance and allocate resources, including employees and capital resources. The Company has included additional financial measures regularly reported to the CODM on a segment basis in the tables below along with a reconciliation between these measures and net loss (income). All other operating expenses are not regularly reported to the CODM on a segment basis. Asset information is not reviewed by the CODM by segment and is not available by segment. Accordingly, the Company has not presented a measure of assets by segment.

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

Summarized financial information with respect to reportable segments is as follows:

	Year Ended December 31, 2025
(In thousands)	Surgical Aesthetics	OEM	Corporate & Other	Total
Sales, net	$45,332	$7,512	$—	$52,844
Cost of sales	14,156	5,644	—	19,800
Gross profit	31,176	1,868	—	33,044

Commissions	5,062	—	—	5,062
All other expenses(i)	19,428	13	14,987	34,428
Income (loss) from operations	6,686	1,855	(14,987)	(6,446)
Interest income	—	—	1,108	1,108
Interest expense	—	—	(5,589)	(5,589)
Other income, net	—	—	92	92
Income (loss) before income taxes	6,686	1,855	(19,376)	(10,835)
Income tax expense	—	—	270	270
Net income (loss)	6,686	1,855	(19,646)	(11,105)

APYX MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	Year Ended December 31, 2024
(In thousands)	Surgical Aesthetics	OEM	Corporate & Other	Total
Sales, net	$38,606	$9,496	$—	$48,102
Cost of sales	11,259	7,483	—	18,742
Gross profit	27,347	2,013	—	29,360

Commissions	4,546	—	—	4,546
All other expenses(i)	26,690	40	16,929	43,659
(Loss) income from operations	(3,889)	1,973	(16,929)	(18,845)
Interest income	—	—	1,606	1,606
Interest expense	—	—	(5,907)	(5,907)
Other loss, net	—	—	(161)	(161)
(Loss) income before income taxes	(3,889)	1,973	(21,391)	(23,307)
Income tax expense	—	—	252	252
Net (loss) income	(3,889)	1,973	(21,643)	(23,559)

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

International sales in 2025 and 2024, were 26.6% and 29.3% of sales, respectively. Revenue by geographic region, based on the “ship to” location on the invoice are as follows:

	Year Ended December 31,
(In thousands)	2025	2024
Sales by Domestic and International
Domestic	$38,801	$34,022
International	14,043	14,080
Total	$52,844	$48,102

Tangible long-lived assets by geographic location are as follows:

	Year Ended December 31,
(In thousands)	2025	2024
Long-lived assets by Domestic and International
Domestic	$5,614	$5,532
International	1,003	1,206
Total	$6,617	$6,738

APYX MEDICAL CORPORATION

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management has established and maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2025, the Company's disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management carried out an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2025, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control Integrated Framework (2013). Based on that evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our year ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Directors serve for one-year terms and are elected at the annual stockholders’ meeting. Set forth below is information regarding the executive officers, directors and key employees of Apyx Medical Corporation as of March 10, 2026.

Name	Age	Position	Director Since
Charles D. Goodwin	60	Chief Executive Officer and Director	December 2017
Matthew Hill	57	Chief Financial Officer, Treasurer and Secretary	N/A
Moshe Citronowicz	73	Senior Vice President	N/A
Shawn Roman	54	Chief Operating Officer	N/A
Stavros Vizirgianakis	55	Chairperson of the Board	May 2024
Lawrence J. Waldman	79	Lead Independent Director	March 2011
Minnie Baylor-Henry	78	Director	August 2019
Wendy Levine	53	Director	August 2021

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

Stavros Vizirgianakis, age 55, Chairperson of the Board of Directors since May 2024, is an investor and strategic advisor to companies in the medical device field.  He currently serves on the Board of Directors at the following healthcare companies: Tally Surgical, Inc.; Theragenics Corporation; Xtant Medical Holdings, Inc. (NYSE American: XTNT); and Medinotec, Inc. (OTCQX: MDNC).  Mr. Vizirgianakis previously served on the Board of Directors at Bioventus Inc. (Nasdaq: BVS) and Tenaxis Medical.

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

APYX MEDICAL CORPORATION

Charles D. Goodwin, age 60, Chief Executive Officer and a Director of Apyx Medical since December 2017, is an accomplished senior executive with over 30 years of experience in the healthcare industry. Before joining Apyx Medical in December 2017, Mr. Goodwin was the Chief Executive Officer of MIS Implants Technologies, Inc., a privately held company specializing in dental implants. Prior to this position, Mr. Goodwin spent more than 11 years with Olympus/Gyrus ACMI in a variety of commercial and leadership roles of increasing responsibility. Mr. Goodwin began as a regional sales director for Gyrus in 2002 and was later promoted to Vice President of Sales, overseeing the Company’s strong commercial ramp and assisting Gyrus’ executive leadership team in the successful acquisition of American Cytoscope Makers, or “ACMI”, for $500 million in 2005. As President of Gyrus ACMI’s surgical division, Mr. Goodwin developed the company’s global distribution network and achieved average annual sales growth of 35% for three consecutive years, resulting in a promotion to President of Worldwide Sales in 2007. As President of Worldwide Sales for Gyrus ACMI, Mr. Goodwin was responsible for a global business with approximately 700 employees and was a key contributor to the successful sale of Gyrus ACMI to Olympus for $2.2 billion in 2008. Mr. Goodwin served as Group Vice President of Olympus Corporation’s global surgical energy group, where he was responsible for commercial strategy, R&D and operations for a business with more than 500 employees worldwide. Mr. Goodwin held this position for five years before joining MIS Implants Technologies, Inc. in 2014. In March, 2022 Mr. Goodwin joined the Board of ZSX Medical, LLC, a clinical stage medical device company improving minimally-invasive surgery. Mr. Goodwin holds a B.A. in Finance and Economics from Eastern Washington University. The Company believes Mr. Goodwin is qualified to serve as a Director given his over 30 years of experience in the medical device industry.

Matthew Hill, age 57, Chief Financial Officer, Treasurer and Secretary since December 2023. Prior to joining Apyx Medical, Mr. Hill served as the Chief Financial Officer of PDS Biotechnology Corporation (Nasdaq: PDSB) (“PDS Biotech”), a clinical-stage immunotherapy company, where he led all aspects of the company’s budgeting, forecasting, financial management and reporting. Prior to joining PDS Biotech, he served as Chief Financial Officer of Strata Skin Sciences (Nasdaq: SSKN), a medical technology company developing, commercializing and marketing products for the treatment of dermatologic conditions, from 2018 to 2021. Prior to joining Strata Skin Sciences, Mr. Hill served as Chief Financial Officer at several companies, including Velcera, Inc., which developed pet medication for the companion animal health industry, and EP MedSystems, which developed and marketed cardiac electrophysiology products. He was also a Senior Manager at the international accounting and consulting firm, Grant Thornton LLP. Mr. Hill holds a Bachelor of Science in Accounting from Lehigh University.

Moshe Citronowicz, age 73, Senior Vice President since 2012, came to the United States in 1978 and has worked in a variety of manufacturing and high technology industries. In October 1993, Mr. Citronowicz joined the Company as Vice President of Operations and served as Chief Operating Officer until November 2011. Currently, he is serving as the Senior Vice President. Mr. Citronowicz’s employment contract extends to December 31, 2025.

Shawn D. Roman, age 54, joined Apyx Medical in October 2014 and has served as Vice President of Research and Development since June 2015.  In this role, he has been responsible for new product and technology development as well as the clinical research supporting the safety and efficacy of the Renuvion product portfolio.  As Chief Operating Officer since November 2024, he has maintained responsibility for Research and Development including the development and commercial release of the AYON Body Contouring System and has assumed leadership of the Regulatory Affairs, Quality Assurance, and Medical Affairs departments.  Prior to joining Apyx Medical, Mr. Roman served as Engineering Manager and then General Manager of the Co-Innovation Florida location of Coorstek Medical, a privately held company specializing in providing product development and manufacturing services to orthopedic medical device companies.  Prior to joining Coorstek, Mr. Roman spent more than 14 years with the craniomaxillofacial division of what is now Zimmer Biomet in a variety of product development roles of increasing responsibility including Vice President of Research and Development.  Mr. Roman holds a Bachelor of Science in Mechanical Engineering from the University of Florida and a Bachelor of Physics from Jacksonville University.

Lawrence J. Waldman, CPA, age 79, Director since March 2011, Lead Independent Director, and Audit Committee Chair. Mr. Waldman has over 50 years of experience in public accounting. Mr. Waldman currently serves as a senior advisor to First Long Island Investors, LLC, an investment and wealth management firm since May 2016. Prior to that Mr. Waldman served as an advisor to the accounting firm of EisnerAmper LLP, where he was previously the Partner-in-Charge of Commercial Audit Practice Development for Long Island since September 2011. Prior to joining EisnerAmper LLP, Mr. Waldman was the Partner-in-Charge of Commercial Audit Practice Development for Holtz Rubenstein Reminick, LLP from July 2006 to August 2011. Mr. Waldman was the Managing Partner of the Long Island office of KPMG LLP from 1994 through 2006, the accounting firm where he began his career in 1972. Mr. Waldman was elected to the Board of Directors of Comtech Telecommunications Corp. in August of 2015 and since December 2015, serves as Chair of its Audit Committee, and from December 2021 to March 2024, served as its Lead Independent Director. In October 2016, Mr. Waldman was appointed and subsequently in December 2016 elected to the Board of Directors of CVD Equipment Corporation, and serves as the Chair of the Audit Committee and as Lead Independent Director. In January 2021, Mr. Waldman was appointed to serve as non-Executive Chairman of the Board of CVD Equipment Corporation. Mr. Waldman also served through October 2018 as a member of the Board of Directors of Northstar/ RXR Metro Income Fund, a non-traded Real Estate Investment Trust, where he also had served as a member of its Audit Committee starting in 2014. Mr. Waldman also served as a member of the State University of New York’s Board of Trustees and as Chair of its Audit Committee. He previously served as the Chairman of the Board of Trustees of the Long Island Power Authority and as Chair and a member of the Finance and Audit Committee of its Board of Trustees. Mr. Waldman meets the definition of a financial expert as defined by the SEC and the Nasdaq Global Select Market. The Company believes Mr. Waldman is qualified to serve as Director, Audit Committee Chair and Lead Independent Director because of his over 40 years of experience in public accounting and his positions on various boards.

APYX MEDICAL CORPORATION

Minnie Baylor-Henry, age 78, Director and Regulatory Compliance Committee Chair since August 2019. Ms. Baylor-Henry has over 25 years of regulatory affairs experience. She is the President of B-Henry & Associates, LLC, a consulting firm that she founded to provide regulatory strategic support to life sciences companies. Prior to starting her consulting company, she held various executive level positions over a 15-year period at Johnson & Johnson (J&J). Before retiring from J&J in 2015, she was the Worldwide Vice President of Regulatory Affairs-Medical Devices. During her time at J&J, she also had served as the Vice President-Medical & Regulatory Affairs in the Over-the Counter Group, as well as Senior Director, Regulatory Affairs- Pharmaceuticals. Ms. Baylor-Henry also worked for Deloitte & Touche (2008-2010) as the National Director Regulatory Affairs- Life Sciences. Prior to joining the private sector, she worked for the US Food & Drug Administration (1991-1999) in many roles, including serving as the Director of the Division of Drug, Marketing, Advertising & Communications and the FDA’s National Health Fraud Coordinator.

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

Wendy Levine, age 53, Director, has over 25 years of healthcare marketing and advertising experience across the pharmaceutical, biotech, medical device and vaccine sectors. Prior to her retirement in 2024, Ms. Levine was Group President and head of the advertising business at 21GRAMS, part of Real Chemistry, a global health innovation company that she founded with her partners in 2018. From 2003 to 2007, Ms. Levine worked at Johnson & Johnson, where she served as Group Product Director in the Specialty Pharmaceuticals Business Unit and then as Director, Stakeholder Marketing in the Medical Device Business Unit. From 2007 to 2009, Ms. Levine held the position of Senior Director of Marketing for the influenza portfolio at Novartis Vaccines. From 2009 to 2014, a love for advertising brought her to the agency world, where she rose through the ranks within account management at The Bloc. From 2014 to 2015, Ms. Levine held the role of EVP, Managing Director at McCann Health. From 2015 to 2017, she worked as Director of Client Services at GSW. Ms. Levine received her bachelor’s degree in interdisciplinary studies (economics and Western European culture) from the University of Pittsburgh and a master’s degree in education from Beaver College (Arcadia University). The Company believes Ms. Levine is qualified to serve as Director because of her extensive experience in marketing and advertising.

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

At December 31, 2025, the Audit Committee consisted of four independent members of the Board of Directors, Lawrence J. Waldman, Stavros Vizirgianakis, Minnie Baylor-Henry, and Wendy Levine. As a smaller reporting company, we are required to have at least two independent members comprising our Audit Committee in accordance with Rule 10A-3 of the Securities Exchange Act of 1934 and the rules of the Nasdaq Global Select Market. During 2024, Mr. Waldman served as the Audit Committee Chairperson and financial expert. The Audit Committee meets as often as it determines necessary but not less frequently than once every fiscal quarter.

Governance and Nominating Committee

The Governance and Nominating Committee is responsible for matters relating to the corporate governance of our company and the nomination of members of the board and committees thereof. At December 31, 2025, our Governance and Nominating Committee consisted of four independent members of the Board of Directors, Stavros Vizirgianakis who serves as Chairperson, Lawrence J. Waldman, Wendy Levine and Minnie Baylor-Henry. The Governance and Nominating Committee meets as often as it determines necessary, but not less than once a year.

APYX MEDICAL CORPORATION

Compensation Committee

The Compensation Committee is responsible for overseeing our compensation and employee benefit plans (including those involving the issuance of our equity securities) and practices, including formulating, evaluating and approving the compensation of our executive officers and reviewing and recommending to the full Board of Directors the compensation of our Chief Executive Officer. At December 31, 2025, our Compensation Committee consisted of four independent members of the Board of Directors, Wendy Levine who served as Chairperson, Stavros Vizirgianakis, Lawrence J. Waldman and Wendy Levine. The Compensation Committee meets as often as it determines necessary, but not less than once a year.

Regulatory Compliance Committee

The Regulatory Compliance Committee is responsible for matters relating to the Company’s overall non-financial regulatory and compliance strategies and systems. Specifically, the Committee provides oversight of management’s efforts to comply with the requirements for a medical device company operating in a highly regulated environment with respect to healthcare compliance, product quality and safety, and other areas as directed by the Board. At December 31, 2025, our Regulatory Compliance Committee consisted of four independent members of the Board of Directors, Minnie Baylor-Henry who serves as Chairperson, Stavros Vizirgianakis, Lawrence J. Waldman and Wendy Levine. The Regulatory Compliance Committee meets as often as it determines necessary, but not less than once a year.

The table below indicates the current membership of each committee and how many times the Board and each committee met and/or acted by written consent in 2025:

			Governance and		Regulatory
	Board	Audit	Nominating	Compensation	Compliance
Stavros Vizirgianakis	Chair	Member	Chair	Member	Member
Charles D. Goodwin	Member
Lawrence J. Waldman	Member	Chair**	Member	Member	Member
Minnie Baylor-Henry	Member	Member	Member	Member	Chair
Wendy Levine	Member	Member	Member	Chair	Member
Number of Meetings*	7	4	1	4	4

* Includes formal meetings and acts of written consent.

** Mr. Waldman has also been designated the Audit Committee’s financial expert as well as the Board’s Lead Independent Director.

Code of Ethics

A copy of our Code of Ethics (the “Code”), which expressly includes the fiduciary responsibilities of the CEO and CFO, is available on our website at https://apyxmedical.com/physician-investor-relations/#corpgovernance and is reviewed on an annual basis. We also have made available a whistleblower hotline that provides a mechanism for reporting breaches of the Code in an anonymous manner.

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

APYX MEDICAL CORPORATION

ITEM 11. Executive Compensation Discussion and Analysis

INTRODUCTION

This Compensation Discussion & Analysis (“CD&A”) explains our executive compensation program for our named executive officers (“NEOs”) listed below. This CD&A also describes the Compensation Committee’s process for making pay decisions, as well as its rationale for specific decisions related to the fiscal year ended December 31, 2025.

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

Name	Position
Charles D. Goodwin	President, CEO and Director
Moshe Citronowicz	Senior Vice President
Matthew Hill	Chief Financial Officer
Shawn Roman	Chief Operating Officer

2025 Business Overview

We are a surgical aesthetics company with a passion for elevating people’s lives through innovative products, including its Helium Plasma Platform Technology products marketed and sold as Renuvion® and the AYON Body Contouring SystemTM (“AYON”) in the cosmetic surgery market and J-Plasma® in the hospital surgical market. Renuvion and J-Plasma offer surgeons a unique ability to provide controlled heat to tissue to achieve their desired results. AYON is an FDA-cleared, surgeon-designed body contouring system that combines precision, versatility, and innovation in an all-in-one platform. It seamlessly integrates fat removal, closed loop contouring, and Renuvion’s tissue contraction and electrosurgical capabilities, empowering surgeons to deliver comprehensive body contouring treatments for patients. We also leverage our deep expertise and decades of experience in unique waveforms through OEM agreements with other medical device manufacturers.

Recent Business Developments

Below are key financial and operational highlights:

•	Total revenue of $52.8 million, representing growth of 9.9% year-over-year
•	Surgical Aesthetics revenue of $45.3 million, representing growth of 17.4% year-over-year
•	Loss from operations of $6.4 million vs. $18.8 million in 2024

On May 13, 2025, we announced that we had received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) for AYON. We completed the soft launch of AYON, leveraging our relationships with key surgeons in critical geographies. Additionally, we commenced the commercial launch of AYON in September 2025.

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

On October 13, 2025, we announced that we had submitted the 510(k) premarket notification to the FDA for the label expansion of AYON to include power liposuction. We anticipate receiving clearance in the second quarter 2026.

On July 28, 2025, we announced the launch of Renuvion in China following receipt of initial market clearance from the National Medical Products Administration of China.

APYX MEDICAL CORPORATION

In November 2024, we undertook a cost saving restructuring which included an organizational reduction in force to better focus, optimize and streamline operations. As a result of the organizational changes, we reduced our U.S. workforce by nearly 25%. We estimated the annualized future cost savings from the reduction in force to be approximately $4.3 million. We incurred pre-tax charges of approximately $0.6 million in the fourth quarter of 2024 representing, for the most part, one-time cash expenditures for severance and other employee termination benefits. In addition to the reduction in force, we eliminated bonuses in 2024, reduced the size of the board of directors from eight to five members and reduced aggregate board cash compensation from $0.5 million annually to $0.1 million, while increasing board stock-based compensation.

In addition to the organizational changes, we identified other direct cost savings we achieved in 2025. The identified cost savings include reductions in professional fees, lower research and development costs, lower credit card fees and stock-based compensation. These cost savings reduced our annual operating expenses below $40.0 million in 2025, as compared to $48.2 million and $53.7 million in 2024 and 2023, respectively.

On November 18, 2025, we entered into an underwriting agreement where we sold 2,762,431 shares of common stock at an offering price of $3.62. After deducting incremental direct costs of the Offering, the Company’s net proceeds were approximately $9.1 million.

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

APYX MEDICAL CORPORATION

The Role of the Independent Consultant. The Compensation Committee, in prior years, has engaged an independent compensation consultant to provide expertise on competitive pay practices, program design, and an objective assessment of any inherent risks of any programs.

The Role of Peer Group Companies. The Compensation Committee strives to set a competitive level of total compensation for each NEO as compared with executive officers in similar positions at comparable companies, which we define as our compensation peer group. The Compensation Committee has looked to its independent compensation consultant and performed an independent review by its Chairperson to provide and analyze competitive market data for each NEO, comparing each of their individual components of compensation and total compensation to market.

BIOLASE, Inc.	Pulmonx Corporation
CVRx, Inc.	Sensus Healthcare, Inc.
CytoSorbents Corporation	TELA Bio, Inc.
Electromed, Inc.	Utah Medical Products, Inc.
Neuronetics, Inc.	Xtant Medical Holdings, Inc.
NeuroPace, Inc.

The results of the survey and independent review confirmed that, consistent with our desired philosophy, our compensation arrangements were competitive with the marketplace, with some variation by individual.

2025 Executive Compensation Program

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

Name	2025	2024	% Change
Charles D. Goodwin	$501,800	$501,800	—%
Matthew Hill	$425,000	$425,000	—%
Moshe Citronowicz	$323,960	$323,960	—%
Shawn Roman	$305,760	$305,760	—%

Performance Bonus

Historically, the Compensation Committee has set performance-based cash incentive bonus targets, which are designed to provide an opportunity for our senior executives, including our NEOs, to earn an annual incentive, paid in cash, based on the achievement of certain financial targets and/or strategic priorities. An executive’s incentive target is a percentage of their base salary. In 2025, there was no formal bonus program.. The table below discloses the historical annual incentive targets for each NEO:

	2025 Base Salary	Historical Bonus Target	Bonus at Historical Target
Name	($)	(% of Base Salary)	($)
Charles D. Goodwin	$501,800	85%	$426,530
Matthew Hill	$425,000	50%	$212,500
Moshe Citronowicz	$323,960	30%	$97,188
Shawn Roman	$305,760	30%	$91,728

APYX MEDICAL CORPORATION

In 2025, there was no formal bonus program.

2025 Discretionary Payouts. Due to the top line revenue growth, operating loss reductions, cash flows from operation reductions and achieving operational objectives including the successful commercial launch of AYON, the Compensation Committee elected to pay a discretionary bonus and funding for performance bonuses was set at 100% of each NEO’s applicable historical target. The Committee retains discretion to further adjust the award upward or downward based on its assessment of individual performance. The following table lists the actual awards earned by the NEOs in 2025:

	Bonus Target	Bonus Target	Actual Award Payout
Name	(% of Base Salary)	($)	($)
Charles D. Goodwin	85%	$426,530	$426,530
Matthew Hill	50%	$212,500	$212,500
Moshe Citronowicz	30%	$97,188	$97,188
Shawn Roman	30%	$91,728	$91,728

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

The Compensation Committee has an established practice of approving equity awards for issuance in January of each year. This allows the Compensation Committee to consider the Company's performance over the prior year and business environment in determining the size of the equity award to approve. The exercise price of equity awards is the closing price on the grant date. The grant date of the awards is at least two trading days following the Company's preliminary revenue release, allowing time for this information to disseminate and become public. In addition to its annual grant process, the Compensation Committee may also approve equity awards at other times during the year when it believes such awards are appropriate to recruit, retain, or incentivize employees. The Compensation Committee may grant equity awards at times when it is in possession of material non-public information.

In January 2025, the Board approved initial equity awards to the NEOs while it evaluated total NEO compensation. In May 2025, the Board approved additional equity awards to the NEOs. These equity awards were granted using incentive stock options to the extent permitted by the IRS. Stock options are intended to align the interests of award recipients with those of stockholders, since options deliver value only if Apyx’s stock price appreciates after they are granted. This characteristic ensures that the Executive Officers and key employees have a meaningful portion of their compensation tied to future stock price increases and rewards management for long-term strategic planning through the resulting enhancement of the stock price. The 2025 awards for each NEO were as follows:

Stock Options
Name	(# of options)
Charles D. Goodwin	243,000
Matthew Hill	150,000
Moshe Citronowicz	72,000
Shawn Roman	100,000

The stock options granted in January and May vest one-third per year on the anniversary date of the grant over a 3-year period, expire on the 10th anniversary of the grant date, and have an exercise price of $1.42 and $1.48 per share, respectively. Stock options are subject to the award recipient’s continued employment through each vesting date.

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

Compensation of Executive Officers

The following table sets forth the compensation paid to each of our Executive Officers for the years ended December 31, 2025 and 2024 for services to our Company in all capacities:

			Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation Earnings	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name and Principal Position	Year	Salary	($)	($)	($) (1)	($)	($)	($) (2)	($)
Charles D. Goodwin	2025	$501,800	$426,530	$—	$281,993	$—	$—	$23,540	$1,233,863
CEO and Director	2024	$501,800	$—	$—	$453,273	$—	$—	$20,898	$975,971

Mathew Hill	2025	$425,000	$212,500	$—	$173,211	$—	$—	$41,104	$851,815
CFO, Treasurer and Secretary	2024	$425,000	$—	$—	$279,798	$—	$—	$75,436	$780,234

Moshe Citronowicz	2025	$323,960	$97,188	$—	$82,603	$—	$—	$30,509	$534,260
Senior Vice President	2024	$323,960	$—	$—	$134,303	$—	$—	$25,215	$483,478

Shawn Roman	2025	$305,760	$91,728	$—	$112,481	$—	$—	$28,584	$538,553
Chief Operating Officer	2024	$305,760	$—	$—	$93,266	$—	$—	$26,568	$425,594

(1)	These columns represent the grant date fair value of the awards as calculated in accordance with FASB ASC 718 (Stock Compensation).
(2)	The amounts for 2025, include compensation under the following plans and programs:

	C.	M.	M.	S.
	Goodwin	Hill	Citronowicz	Roman
Life insurance premium	198	198	99	198
Short-term disability premiums	186	186	186	186
Health insurance premiums	11,656	31,893	20,629	18,027
HSA contributions	1,000	—	250	1,000
Employer 401(k) contribution	10,500	8,827	9,345	9,173
Total	$23,540	$41,104	$30,509	$28,584

APYX MEDICAL CORPORATION

Pay vs Performance

This section is included to comply with the provisions of Item 402(v) of Regulation S-K. For a more comprehensive analysis of our compensation philosophy please see the General Compensation Philosophy section of this filing. In the table and footnotes below, “PEO” refers to our principal executive officer, Charles D. Goodwin.

Pay versus performance table
(a)	(b)	(c)	(d)	(e)	(f)	(h)
Year	Summary compensation table total for PEO	Compensation actually paid to PEO (2)	Average summary compensation table total for non-PEO NEOs (1)	Average compensation actually paid to non-PEO NEOs (1)(2)	Value of initial fixed $100 investment based on Total stockholder return	Net income (loss) (in thousands)
2025	$1,233,863	$2,100,299	$641,543	$970,105	$150	$(11,211)
2024	$975,971	$509,221	$675,407	$490,152	$68	$(23,463)
2023	$1,261,470	$1,413,487	$769,679	$734,407	$112	$(18,713)

(1)

Reflects average compensation amounts for our non-PEO named executive officers for the respective years shown. Moshe Citronowicz, Matthew Hill and Shawn Roman are the non-PEO named executive officers for the 2025 year presented. Moshe Citronowicz, Todd Hornsby, Matthew Hill and Shawn Roman are the non-PEO named executive officers for the 2024 year presented. Moshe Citronowicz, Todd Hornsby, Matthew Hill and Tara Semb are the non-PEO named executive officers for the 2023 year presented.

(2)	The following table summarizes the adjustments from summary table total compensation to compensation actually paid:

	PEO			Non-PEO NEOs
	2025	2024	2023	2025	2024	2023
Summary compensation table total compensation	$1,233,863	$975,971	$1,261,470	$641,543	$675,407	$769,679
Grant date fair value of awards granted during the year	(281,993)	(453,273)	(448,335)	(122,765)	(173,475)	(164,820)
Fair value of awards granted during the year that are outstanding and unvested as of year-end	746,266	270,058	493,290	330,056	54,734	116,387
Change in fair value from prior year-end to current year-end of awards granted in prior years that were outstanding and unvested as of year-end	415,069	(211,412)	65,731	69,463	(26,535)	15,509
Change in fair value from prior year-end to vesting date of awards granted in prior years that vested during the year	(12,906)	(72,123)	41,331	51,808	(45,204)	660
Fair value of awards granted during the year that vested during the year	—	—	—	—	22,141	8,192
Prior year-end fair value of awards granted in prior years that were forfeited during the year	—	—	—	—	(16,916)	(11,200)
Compensation actually paid	$2,100,299	$509,221	$1,413,487	$970,105	$490,152	$734,407

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

The following table presents a comparison of our actual compensation paid to NEOs versus our total stockholder return and net losses:

(in thousands except per share data)	2025	2024	2025 vs 2024 Change	2023	2024 vs 2023 Change
Total stockholder return (change in stock price)	$3.50	$1.58	121.5%	$2.62	-39.7%
Net loss attributable to stockholders	$(11,211)	$(23,463)	52.2%	$(18,713)	-25.4%
Actual compensation paid to NEOs	$5,011	$2,470	102.9%	$3,617	31.7%

APYX MEDICAL CORPORATION

Employment Agreements and Potential Payments Upon Termination or Change in Control

At December 31, 2025, we were obligated under three employment agreements.

Name	Contract Expiration Date
Charles D. Goodwin	N/A(1)
Matthew Hill	N/A(1)
Moshe Citronowicz	12/31/2026
Shawn Roman	N/A(1)

(1)	Employment contracts provide for the Executives to remain employed by the Company until such time as their employment is terminated pursuant to the terms of their Employment Agreement.

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

APYX MEDICAL CORPORATION

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

APYX MEDICAL CORPORATION

Outstanding Equity Awards

The following table presents information with respect to each unexercised stock option held by our Executive Officers as of December 31, 2025:

	# of Securities
	Underlying
	Unexercised	# of Securities Underlying	Weighted Average Option
	Options	Unexercised Options	Exercise Price	Option Expiration
Name	(# Exercisable)	(# Unexercisable)	($/Sh)	Range After Grant Date
Charles D. Goodwin	2,086,500	486,000	$4.74	12/15/2027 – 5/15/2035
Matthew Hill	150,000	150,000	$1.94	1/10/2034 – 5/15/2035
Moshe Citronowicz	431,000	144,000	$5.28	3/16/2026 – 05/15/2035
Shawn Roman	251,999	150,001	$5.08	3/16/2026 – 05/15/2035

The following table summarizes the stockholder approved plans pursuant to which equity awards are granted together with the number of shares authorized for the issuance and the approximate number of shares available for future grants at December 31, 2025:

	# Approved by	# Available
	# Approved by	December 31,
Stockholder approved plan	Stockholders	2025
2012 Share Incentive Plan	750,000	—
2015 Executive and Employee Stock Option Plan	2,000,000	—
2017 Executive and Employee Stock Option Plan	3,000,000	280,000
2019 Share Incentive Plan	2,000,000	290,000
2021 Share Incentive Plan	1,375,000	330,000
2023 Share Incentive Plan	1,600,000	450,000

There have been no changes in the pricing of any options previously or currently awarded.

Compensation of Non-Employee Directors

The following is a table showing the director compensation for the year ended December 31, 2025:

Name (a)	Fees Earned Or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards * ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (g)	Total ($) (h)
Stavros Vizirgianakis	$—	$—	$205,963	$—	$—	$—	$205,963
Lawrence J. Waldman	73,500	—	91,332	—	—	—	164,832
Minnie Baylor-Henry	20,000	—	125,253	—	—	—	145,253
Wendy Levine	10,000	—	131,102	—	—	—	141,102

* These columns represent the grant date fair value of the awards as calculated in accordance with FASB ASC 718 (Stock Compensation).

APYX MEDICAL CORPORATION

On December 17, 2024, the Board approved the following compensation arrangement effective October 1, 2024:

•	Annual cash compensation to be paid to the Chair of the Audit Committee of the Board shall be $46,000 per year.
•	Annual cash compensation to be paid to the Lead Independent Director of the Board shall be $27,500 per year.
•	Annual cash compensation to be paid to the Chair of the Regulatory Compliance Committee of the Board shall be $20,000 per year.
•	Annual cash compensation to be paid to the Chair of the Compensation Committee of the Board shall be $10,000 per year.
•

Non-employee members of the Board also received an interim grant of options to purchase 50,000 shares of the Corporation's common stock. The exercise price of these options is equal to the closing price of the Corporation's common stock on its principal exchange two (2) business days following release of the Company's 2024 preliminary top line revenue results. The options vest ratably over a one (1) year period.

On May 15, 2025, following a peer analysis, the Board approved an additional one-time option grant as follows:

•	For the Chair of the Board an option to purchase 128,000 shares of the Corporation's common stock.
•	For the Chair of the Audit Committee an option to purchase 30,000 shares of the Corporation's common stock.
•	For the Chair of the Regulatory Compliance Committee an option to purchase 59,000 shares of the Corporation's common stock.
•	For the Chair of the Compensation Committee an option to purchase 64,000 shares of the Corporation's common stock.

These options all had an exercise price equal to the closing price of the Company’s common stock on its principal exchange on the date of grant and vest ratably over a one (1) year period.

There have been no changes in the pricing of any options previously or currently awarded.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors is responsible for determining the compensation of executive officers of the Company, as well as compensation awarded pursuant to the Company’s equity incentive plans.

At December 31, 2025, our Compensation Committee consisted of four independent members of the Board of Directors, Wendy Levine, who served as Chairperson, Stavros Vizirgianakis, Lawrence J. Waldman and Minnie Baylor-Henry.

No member of the Compensation Committee is or has been an officer or employee of the Company or any of its subsidiaries. In addition, no member of the Compensation Committee had any relationships with the Company or any other entity that require disclosure under the proxy rules and regulations promulgated by the SEC.

COMPENSATION COMMITTEE REPORT

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K with management. Based on our Compensation Committee’s review of and the discussions with management with respect to the Compensation Discussion and Analysis, our Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our Proxy Statement and in this Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for filing with the SEC.

APYX MEDICAL CORPORATION

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	7,479,377	$4.57	1,354,926
Equity compensation plans not approved by security holders	100,000	$1.85	—
Total	7,579,377	$4.54	1,354,926

(1) Represents inducement grants for new hires

The following table reconciles our shares authorized to those available to issue at December 31, 2025:

Shares authorized	75,000,000
Shares issued and outstanding	(41,785,946)
Shares reserved pursuant to 2012 Share Incentive Plan	(34,000)
Shares reserved pursuant to 2015 Executive and Employee Stock Option Plan	(1,130,430)
Shares reserved pursuant to 2017 Executive and Employee Stock Option Plan	(2,821,429)
Shares reserved pursuant to 2019 Share Incentive Plan	(1,966,667)
Shares reserved pursuant to 2021 Share Incentive Plan	(1,292,262)
Shares reserved pursuant to 2023 Share Incentive Plan	(1,589,515)
Shares reserved pursuant to MidCap Warrant Agreement	(250,000)
Shares reserved pursuant to Perceptive Warrant Agreement	(1,250,000)
Shares reserved pursuant to pre-funded warrant agreements	(1,923,623)
Shares reserved pursuant to underwriting agreement	(414,365)
Shares available to issue	20,541,763

APYX MEDICAL CORPORATION

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of March 9, 2026, with respect to the beneficial ownership of the Company’s common stock by its executive officers, directors, all persons known by the Company to be the beneficial owners of more than 5% of its outstanding shares and by all officers and directors as a group.

	Number of Shares
Name and Address	Title	Owned (i)		Nature of Ownership	Percentage of Ownership (i)
Nantahala Capital Management, LLC	Common	4,112,705		Beneficial	9.8%
130 Main St. 2nd Floor
New Canaan, CT 06840

Archon Capital Management, LLC	Common	3,213,226		Beneficial	7.7%
1100 19th Avenue E
Seattle, WA 98122

William Weeks Vanderfelt	Common	3,158,414		Beneficial	7.6%
Coralis 44, Azzuri Village 44
Roches Noires, 31201 Mauritius

Royce & Associates, LP	Common	2,443,035		Beneficial	5.8%
745 Fifth Avenue
New York, NY 10151

Charles D. Goodwin II	Common	2,351,833	(ii)	Beneficial	5.3%
5115 Ulmerton Rd.
Clearwater, FL 33760

Stavros Vizirgianakis	Common	1,938,736	(iii)	Beneficial	4.6%
99 Boulevard du Jardin
Exotique, Monaco, 98000

Moshe Citronowicz	Common	947,504	(iv)	Beneficial	2.2%
5115 Ulmerton Rd.
Clearwater, FL 33760

Shawn Roman	Common	318,666	(v)	Beneficial	0.8%
5115 Ulmerton Rd.
Clearwater, FL 33760

Lawrence Waldman	Common	272,326	(vi)	Beneficial	0.6%
5115 Ulmerton Rd.
Clearwater, FL 33760

Minnie Baylor-Henry	Common	229,868	(vii)	Beneficial	0.5%
5115 Ulmerton Rd.
Clearwater, FL 33760

Wendy Levine	Common	180,773	(viii)	Beneficial	0.2%
5115 Ulmerton Rd.
Clearwater, FL 33760

Matthew Hill	Common	175,166	(ix)	Beneficial	0.2%
5115 Ulmerton Rd.
Clearwater, FL 33760

Officers and Directors as a group (8 persons)		6,414,872			15.3%

APYX MEDICAL CORPORATION

(i) Based on 41,829,226 outstanding shares of Common Stock as of March 9, 2026, of which officers and directors owned a total of 2,356,096 shares at March 9, 2026. We have calculated the percentage ownership in the table above on the basis of the number of outstanding securities plus, for each person or group, any securities that person or group has current or future right to acquire pursuant to options, warrants, conversion privileges or other rights based on the 13G and 13D SEC filings at March 9, 2026 (and exercisable within 60 days thereafter).

(ii) Includes 90,000 shares and 2,261,833 vested options (and exercisable within 60 days thereafter).

(iii) Includes 1,746,191 shares and 192,545 vested options (and exercisable within 60 days thereafter).

(iv) Includes 456,504 shares and 491,000 vested options (and exercisable within 60 days thereafter).

(v) Includes 12,000 shares and 306,666 vested options (and exercisable within 60 days thereafter).

(vi) Includes 42,901 shares and 229,425 vested options (and exercisable within 60 days thereafter). 5,338 of the shares and all of the vested options are held in a spousal lifetime access trust.

(vii) Includes 0 shares and 229,868 vested options (and exercisable within 60 days thereafter).

(viii) Includes 0 shares and 180,773 vested options (and exercisable within 60 days thereafter).

(ix) Includes 8,500 shares and 166,666 vested options (and exercisable within 60 days thereafter).

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

To the Company’s knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2025 all filing requirements applicable to the Reporting Persons were timely met.

APYX MEDICAL CORPORATION

ITEM 13. Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

Certain relatives of Nikolay Shilev, Apyx Bulgaria’s Managing Director, are considered related parties. Teodora Shileva, Mr. Shilev’s spouse, is an employee of the Company working in the accounting department. Svetoslav Shilev, Mr. Shilev’s son, is a quality manager in the quality assurance department.

Independent Board Members

The Board currently has four independent members, Stavros Vizirgianakis, Lawrence J. Waldman, Minnie Baylor-Henry and Wendy Levine who meet the existing independence requirements of the Nasdaq Global Select Market and the Securities and Exchange Commission.

ITEM 14. Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to us and expected to be billed to us by RSM US LLP, our principal accountant for 2025 and 2024:

	Year Ended December 31,
(In thousands)	2025	2024
Audit fees (1)	$601	$636
Audit related fees (2)	95	—
Tax fees (3)	18	25
All other fees (4)	—	—
Total fees billed	$714	$661

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

(4)	All other fees consist of fees for services other than the services reported above.

APYX MEDICAL CORPORATION

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)(1)	LISTING OF FINANCIAL STATEMENTS	Page

	The following consolidated financial statements of the Company are included in Item 8 of this Report:

	Consolidated Balance Sheets at December 31, 2025 and 2024	34
	Consolidated Statements of Operations for the years ended December 31, 2025 and 2024	35
	Consolidated Statement of Changes in Equity for the years ended December 31, 2025 and 2024	36
	Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024	37
	Notes to Consolidated Financial Statements	38

(a)(2)	FINANCIAL STATEMENT SCHEDULES

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

3.5	Certificate of Amendment of the Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 28, 2018)
3.6	Certificate of Amendment to the Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on December 12, 2025)
4.1	Description of the Registrant’s Securities (Incorporated by the reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2020)
10.1**

Charles D. Goodwin II Amended and Restated Employment Agreement, dated September 17, 2020 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 18, 2020)

10.2**	Matthew Hill Employment Agreement, dated November 28, 2023 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 28, 2023)
10.3**	Shawn Roman Employment Agreement, dated January 31, 2025 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 6, 2025)
10.4	Warrant to Purchase Stock, dated February 17, 2023 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 24, 2023)
10.5	Lease Agreement, dated March 14, 2023 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 15, 2023)
10.6	Credit and Guaranty Agreement, dated November 8, 2023 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 9, 2023)
10.7	Warrant to Purchase Stock, dated November 8, 2023 (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 9, 2023)
10.8	Amendment to Credit and Guaranty Agreement, dated November 7, 2024 (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 8, 2024)
10.9	Securities Purchase Agreement, dated November 7, 2024 (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on November 8, 2024)
10.10	Pre-Funded Warrant to Purchase Stock, dated November 7, 2024 (Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on November 8, 2024)
14	Code of Ethics (Incorporated by reference to Exhibit 14 to the Registrant's Annual Report on Form 10-K filed on March 13, 2025)
19	Insider Trading Policy, included in Exhibit 14 (Incorporated by reference to Exhibit 19 to the Registrant's Annual Report on Form 10-K filed on March 13, 2025)
21.1*	List of Subsidiaries
23.1*	Consent of RSM US LLP
31.1*	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2*	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002
97.1	Apyx Medical Corporation Clawback Policy, effective October 2, 2023 (Incorporated by the reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K filed on March 21, 2024)
101.INS***	Inline XBRL Instance Document
101.SCH***	Inline XBRL Taxonomy Extension Schema Document
101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	Inline XBRL Taxonomy Extension Label Presentation Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

APYX MEDICAL CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Clearwater, Florida on March 10, 2026.

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

Name	Title	Date

Directors:

/s/ STAVROS VIZIRGIANAKIS	Chairperson of the Board of Directors	March 10, 2026
Stavros Vizirgianakis

/s/ CHARLES D. GOODWIN II	Chief Executive Officer and Director	March 10, 2026
Charles D. Goodwin II

/s/ MATTHEW HILL	Chief Financial Officer, Treasurer and Secretary	March 10, 2026
Matthew Hill

/s/ LAWRENCE J. WALDMAN	Director	March 10, 2026
Lawrence J. Waldman

/s/ MINNIE BAYLOR-HENRY	Director	March 10, 2026
Minnie Baylor-Henry

/s/ WENDY LEVINE	Director	March 10, 2026
Wendy Levine