Form 10-Q
period 2026-03-31
Apyx Medical Corp
filed 2026-05-07
CIK 719135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 6, 2026, 41,873,951 shares of the registrant’s $0.001 par value common stock were outstanding.

APYX MEDICAL CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended March 31, 2026

PART I.     Financial Information

ITEM 1. Condensed Consolidated Financial Statements

APYX MEDICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2026
	(Unaudited)	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$31,137	$31,740
Trade accounts receivable, net of allowance of $1,014 and $1,020	12,755	16,776
Inventories, net of provision for obsolescence of $1,100 and $1,207	9,536	8,602
Prepaid expenses and other current assets	1,367	1,353
Total current assets	54,795	58,471
Property and equipment, net of accumulated depreciation and amortization of $4,344 and $4,293	2,235	2,371
Operating lease right-of-use assets	4,092	4,218
Finance lease right-of-use assets	22	28
Other assets	1,881	1,752
Total assets	$63,025	$66,840
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,629	$3,058
Accrued expenses and other current liabilities	6,377	8,214
Current portion of operating lease liabilities	420	407
Current portion of finance lease liabilities	21	21
Total current liabilities	9,447	11,700
Long-term debt, net of debt discounts and issuance costs	35,087	34,849
Long-term operating lease liabilities	3,926	4,051
Long-term finance lease liabilities	7	12
Long-term contract liabilities	1,131	1,050
Other liabilities	339	347
Total liabilities	49,937	52,009
EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized; 41,868,436 issued and outstanding as of March 31, 2026, and 41,785,946 issued and outstanding as of December 31, 2025	42	42
Additional paid-in capital	104,020	103,620
Accumulated deficit	(91,230)	(89,122)
Total stockholders’ equity	12,832	14,540
Non-controlling interest	256	291
Total equity	13,088	14,831
Total liabilities and equity	$63,025	$66,840

The accompanying notes are an integral part of the condensed consolidated financial statements.

APYX MEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2026	2025
Sales, net	$12,490	$9,430
Cost of sales	4,565	3,765
Gross profit	7,925	5,665
Other costs and expenses:
Research and development	765	804
Professional services	1,242	1,365
Salaries and related costs	3,253	3,081
Selling, general and administrative	3,576	3,466
Total other costs and expenses	8,836	8,716
Loss from operations	(911)	(3,051)
Interest income	244	304
Interest expense	(1,369)	(1,376)
Other income, net	36	—
Total other expense, net	(1,089)	(1,072)
Loss before income taxes	(2,000)	(4,123)
Income tax expense	143	49
Net loss	(2,143)	(4,172)
Net loss attributable to non-controlling interest	(35)	(22)
Net loss attributable to stockholders	$(2,108)	$(4,150)

Loss per share:
Basic and diluted	$(0.05)	$(0.10)

The accompanying notes are an integral part of the condensed consolidated financial statements.

APYX MEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(In thousands)

			Additional		Non-
	Common Stock		Paid-In	Accumulated	controlling	Total
	Shares	Par Value	Capital	Deficit	Interest	Equity
Balance at December 31, 2024	37,794	$38	$92,083	$(77,911)	$125	$14,335
Contributions from non-controlling interest	—	—	—	—	30	30
Stock-based compensation	—	—	451	—	—	451
Net loss	—	—	—	(4,150)	(22)	(4,172)
Balance at March 31, 2025	37,794	$38	$92,534	$(82,061)	$133	$10,644

			Additional		Non-
	Common Stock		Paid-In	Accumulated	controlling
	Shares	Par Value	Capital	Deficit	Interest	Total
Balance at December 31, 2025	41,786	$42	$103,620	$(89,122)	$291	$14,831
Shares issued on stock options exercises for cash	49	—	88	—	—	88
Shares issued on net settlement of stock options	33	—	—	—	—	—
Stock-based compensation	—	—	312	—	—	312
Net loss	—	—	—	(2,108)	(35)	(2,143)
Balance at March 31, 2026	41,868	$42	$104,020	$(91,230)	$256	$13,088

The accompanying notes are an integral part of the condensed consolidated financial statements.

APYX MEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(2,143)	$(4,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	202	138
Provision for inventory obsolescence	10	28
Stock-based compensation	312	451
Non-cash lease expense	20	26
Non-cash interest expense	238	234
Changes in operating assets and liabilities:
Trade receivables	3,952	3,942
Prepaid expenses and other assets	(148)	37
Inventories	(845)	(199)
Accounts payable	(411)	(331)
Accrued expenses and other liabilities	(1,759)	(856)
Net cash used in operating activities	(572)	(702)
Cash flows from investing activities
Purchases of property and equipment	(60)	(55)
Net cash used in investing activities	(60)	(55)
Cash flows from financing activities
Proceeds from stock option exercises	88	—
Repayment of finance lease liabilities	(5)	(5)
Contributions from non-controlling interest	—	30
Net cash provided by financing activities	83	25
Effect of exchange rates on cash	(54)	2
Net change in cash and cash equivalents	(603)	(730)
Cash and cash equivalents, beginning of period	31,740	31,741
Cash and cash equivalents, end of period	$31,137	$31,011
Cash paid for:
Interest	$1,131	$1,145
Income taxes	$—	$1

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods. For a more complete discussion of significant accounting policies and certain other information, please refer to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended  December 31, 2025. In the opinion of management these condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of results of consolidated operations and financial condition for the interim periods shown, including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year.

Reclassifications

The Company has reclassified certain amounts presented in the prior period to conform to the current period presentation. These reclassifications had no impact on previously reported net loss, accumulated deficit or cash flows for the periods presented.

Liquidity

The Company has incurred recurring net losses and cash outflows from operations and anticipates that losses will continue, at least, in the near term. The Company plans to continue to fund its operations and capital funding needs through existing cash, sales of its products and, if necessary, additional equity and/or debt financing. However, the Company cannot be certain that additional financing will be available when needed or that, if available, financing will be obtained on acceptable terms. The sale of additional equity would result in dilution to its stockholders. Incurring additional debt financing would result in further debt service obligations, and the instruments governing such debt could provide for operating and financing covenants that would restrict operations. If the Company is unable to raise additional capital in sufficient amounts or on acceptable terms, it may be necessary to delay, limit, reduce, or terminate sales, marketing and product development. Any of these actions could harm the business, results of operations and prospects.

Recent Business Developments

On October 13, 2025, the Company announced it had submitted the 510(k) premarket notification to the U.S. Food and Drug Administration (the “FDA”) for the label expansion of the AYON Body Contouring System™ (“AYON”) to include power liposuction. The Company anticipates receiving clearance in the second quarter of 2026.

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 2.     RECENT ACCOUNTING PRONOUNCEMENTS

In  November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), to disclose specific information about certain costs and expenses in the notes to its financial statements for interim and annual reporting periods. The objective of the disclosure requirements is to provide disaggregated information about a public business entity's expenses to help investors (a) better understand the entity's performance, (b) better assess the entity's prospects for future cash flows, and (c) compare an entity's performance over time and with that of other entities. The amendments in this ASU are effective for fiscal years beginning after  December 15, 2026 and interim periods within fiscal years beginning after  December 15, 2027. The Company is currently evaluating the impact of adoption of this standard on its consolidated financial statements.

No other new accounting pronouncement issued or effective during the fiscal year are expected to have a material impact on the Company’s condensed consolidated financial statements or disclosures.

NOTE 3.     INVENTORIES

Inventories consisted of the following:

	March 31,	December 31,
(In thousands)	2026	2025
Raw materials	$4,967	$4,885
Work in process	2,316	2,195
Finished goods	3,353	2,729
Gross inventories	10,636	9,809
Less: provision for obsolescence	(1,100)	(1,207)
Inventories, net	$9,536	$8,602

NOTE 4.     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
(in thousands)	2026	2025
Accrued payroll	$1,217	$633
Accrued bonuses	—	1,749
Accrued commissions	607	958
Accrued product warranties	441	434
Accrued product liability claim insurance deductibles	2,174	2,263
Accrued professional fees	290	320
Short-term contract liabilities	714	643
Other accrued expenses and current liabilities	934	1,214
Total accrued expenses and other current liabilities	$6,377	$8,214

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 5.     DEBT

The Company’s outstanding debt with Perceptive Credit Holdings IV, LP (“Perceptive”) (as initial lender and administrative agent) (“Perceptive Credit Agreement”) at  March 31, 2026 and December 31, 2025 bears interest at a floating rate based on one-month SOFR, subject to a floor of 5.0%, plus 7.0% (12.0% at March 31, 2026). Included in interest expense for the three months ended March 31, 2026 are $65,000 of amortization of debt issuance costs and $173,000 of amortization of debt discounts. Included in interest expense for the three months ended March 31, 2025 are $65,000 of amortization of debt issuance costs and $169,000 of amortization of debt discounts.

On November 7, 2024, the Company entered into an amendment to the Perceptive Credit Agreement. The amendment reduced the financial covenant trailing twelve-month revenue targets relating to its Surgical Aesthetics segment, formerly known as Advanced Energy (tested quarterly), with amended year-end targets of $52.4 million and $60.3 million for 2026 and 2027, respectively. The amendment also introduced a maximum operating expense financial covenant, with a full year target of $45.0 million for 2026. The Perceptive Credit Agreement, as amended, contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and its subsidiaries, among other things, to incur debt, grant liens, make distributions, enter certain restrictive agreements, pay or modify subordinated debt, dispose of assets, make investments and acquisitions, enter into certain transactions with affiliates, and undergo certain fundamental changes, in each case, subject to limitations and exceptions set forth in the Perceptive Credit Agreement. Additionally, the Company must maintain a balance of $3.0 million in cash and cash equivalents during the term of the Perceptive Credit Agreement. As of March 31, 2026, the Company was in compliance with the financial covenants contained within the Perceptive Credit Agreement, as amended. The Company’s continued compliance with covenants is subject to meeting or exceeding forecasted Surgical Aesthetics revenues, as amended, and controlling operating expenses.

In connection with the amendment to the Perceptive Credit Agreement, the Company issued Perceptive 150,000 shares of its common stock.

In connection with the Company’s initial loan under the Perceptive Credit Agreement, the Company issued Perceptive warrants to purchase up to 1,250,000 shares of its common stock, with an exercise price of $2.43 per share.

The Company’s term loan under the Perceptive Credit Agreement, net consists of the following:

	March 31,	December 31,
(In thousands)	2026	2025
Term loan	$37,500	$37,500
Unamortized debt issuance costs	(652)	(717)
Unamortized debt discount	(1,761)	(1,934)
Term loan, net	$35,087	$34,849

As of March 31, 2026, principal repayments on the debt are as follows:

(In thousands)
2026	$—
2027	2,216
2028	35,284
Total repayments	$37,500

NOTE 6.     CHINA JOINT VENTURE

In 2019, the Company executed a joint venture agreement with its Chinese supplier (the “China JV”) whereby the Company has a 51% ownership interest. The agreement required the Company to make capital contributions of approximately $357,000 into the newly formed entity, which were made in prior years. In June 2023, the Company executed an amendment to the joint venture agreement to increase the amount of its registered capital. The amendment requires the Company to make additional capital contributions to the China JV of $408,000, of which $214,000 has been made as of March 31, 2026. During May 2025, the China JV executed a distribution agreement with a Chinese distributor and commenced operations during the second quarter of 2025.

During 2024, the Company determined that the contributions made to the China JV to date are not sufficient for the China JV to fund expected losses without additional subordinated financial support. Accordingly, the Company has determined that the China JV is a variable interest entity (“VIE”). The Company has determined that because it has the sole right to direct the activities of the China JV that most significantly impact its economic performance, and as the majority owner, has the obligation to absorb losses of the VIE and the right to receive benefits from the VIE that are significant to the China JV, that the Company is the primary beneficiary of the VIE. Accordingly, the China JV has been consolidated in these consolidated financial statements.

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The China JV is organized as a limited liability company under the laws of the People’s Republic of China, accordingly the Company’s exposure to losses in the China JV is limited to the Company’s registered capital in the Company, which is equal to the sum of the required capital contributions above. As the China JV is not currently sufficiently capitalized, the assets of the China JV are not available to settle obligations of the Company.

The following table summarizes the assets and liabilities of the China JV, a consolidated variable interest entity, included in the Company’s consolidated balance sheets at March 31, 2026 and December 31, 2025, respectively:

	March 31,	December 31,
	2026	2025
(In thousands)
Cash and cash equivalents	$275	$383
Trade accounts receivable	—	213
Inventories	104	31
Prepaid expenses and other current assets	46	12
Property and equipment, net	219	225

Accounts payable	—	186
Accrued expenses and other current liabilities	56	63

Changes in the Company’s ownership investment in the China JV were as follows:

	Three Months Ended
	March 31,
(In thousands)	2026	2025
Beginning interest in China JV	$303	$130
Contributions	—	31
Net loss attributable to Apyx	(37)	(23)
Ending interest in China JV	$266	$138

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

	Three Months Ended
	March 31,
(in thousands, except per share data)	2026	2025
Numerator:
Net loss attributable to stockholders	$(2,108)	$(4,150)

Denominator:
Weighted average shares outstanding - basic and diluted	43,742	40,729

Loss per share:
Basic and diluted	$(0.05)	$(0.10)

Anti-dilutive instruments excluded from diluted loss per common share:
Options	7,405	7,947
Warrants	1,500	1,500

During November 2024, the Company sold pre-funded warrants to purchase 2,934,690 shares of its Common Stock, of which 1,923,623 remain outstanding and unexercised. Unexercised pre-funded warrants are included in weighted average shares outstanding in the calculation of basic and diluted loss per share.

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

The Company recognized approximately $312,000 in stock-based compensation expense during the three months ended March 31, 2026, as compared with $451,000 for the three months ended March 31, 2025.

Stock option activity is summarized as follows:

		Weighted average
	Number of options	exercise price
Outstanding at December 31, 2025	7,579,377	$4.54
Granted	—	$-
Exercised	(119,081)	$1.91
Canceled and forfeited	(55,000)	$1.86
Outstanding at March 31, 2026	7,405,296	$4.60

The Company allows stock option holders to exercise stock-based awards by surrendering stock-based awards with an intrinsic value equal to the cumulative exercise price of the stock-based awards being exercised, referred to as net settlements. These surrenders are included in stock options exercised in the options rollforward above. For the three months ended March 31, 2026, the Company received 36,591 options as payment in the exercise of 33,490 options. There were no such exercises for the three months ended March 31, 2025.

NOTE 9.     INCOME TAXES

Income tax expense was approximately $143,000 and $49,000 with effective tax rates of (7.2)% and (1.2)% for the three months ended March 31, 2026 and 2025, respectively. For the three months ended  March 31, 2026 and 2025, the effective rate differs from the statutory rate primarily due to the full valuation allowance recorded on the net operating loss (“NOL”) and net deferred tax assets generated during the period.

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

During 2022, the Company was notified of certain procedures alleged to have been performed by the same physician and which are currently the subject of two related products liability cases within the courts. During 2023, the Company was notified by its insurance carriers that all or most of the ten individual plaintiff’s allegations could be subject to separate deductibles notwithstanding the commonality of each underlying occurrence. During March 2024, two of the plaintiffs' claims were dismissed by the courts. Additionally, during 2024, the Company determined that one of the procedures was performed by a different physician. The Company has determined that a loss, comprised of estimated costs to defend the Company against the lawsuits, is probable and that the range of estimated losses is approximately $1,950,000. The Company recorded an estimated loss of $1,450,000 related to these matters during 2022, $200,000 related to these matters during 2024 and $300,000 related to these matters during 2025.

During March 2024, the Company was named as a defendant in a number of product liability lawsuits filed under the direction of a single plaintiff’s tort firm alleging off-label use of Renuvion products and the Company’s mismarketing of the same. The suits are venued predominantly in Florida and nearly all involve procedures conducted prior to 2023, which was before the Company received FDA 510k clearance for the use of Renuvion in the types of procedures at issue. The Company denies liability and intends to vigorously defend these suits and believes that it has applicable substantive and procedural defenses. The Company has determined that a loss, comprised of estimated costs to defend the Company against the lawsuits, is probable and currently estimates the range of losses in connection with these matters to be between $1,625,000 and $1,825,000. The Company recorded an estimated loss of $1,300,000 related to these matters during 2023 and $325,000 related to these matters during 2025. The Company has also determined that there is a reasonable possibility that there will be an additional loss related to these matters, but the Company is unable to provide an estimate of the range of such additional loss at this time.

Purchase Commitments

At March 31, 2026, the Company had purchase commitments totaling approximately $4.2 million, substantially all of which is expected to be purchased within the next twelve months.

NOTE 11.     RELATED PARTY TRANSACTIONS

Certain relatives of Nikolay Shilev, Apyx Bulgaria’s Managing Director, are considered related parties. Teodora Shileva, Mr. Shilev’s spouse, is an employee of the Company working in the accounting department. Svetoslav Shilev, Mr. Shilev’s son, is a quality manager in the quality assurance department.

The partner in the Company’s China JV is also a supplier to the Company. For the three months ended March 31, 2026 and 2025, the Company made purchases from this supplier of approximately $613,000 and $29,000, respectively. At March 31, 2026 and December 31, 2025, respectively, the Company had net payables to this supplier of approximately $238,000 and $372,000, respectively.

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

Summarized financial information with respect to reportable segments is as follows:

	Three Months Ended March 31, 2026
(In thousands)	Surgical Aesthetics	OEM	Corporate & Other	Total
Sales, net	$10,734	$1,756	$—	$12,490
Cost of sales	3,260	1,305	—	4,565
Gross profit	7,474	451	—	7,925

Commissions	1,066	—	—	1,066
All other expenses(i)	4,423	8	3,339	7,770
Income (loss) from operations	1,985	443	(3,339)	(911)
Interest income	—	—	244	244
Interest expense	—	—	(1,369)	(1,369)
Other income, net	—	—	36	36
Income (loss) before income taxes	1,985	443	(4,428)	(2,000)
Income tax expense	—	—	143	143
Net income (loss)	1,985	443	(4,571)	(2,143)

	Three Months Ended March 31, 2025
(In thousands)	Surgical Aesthetics	OEM	Corporate & Other	Total
Sales, net	$7,887	$1,543	$—	$9,430
Cost of sales	2,320	1,445	—	3,765
Gross profit	5,567	98	—	5,665

Commissions	839	—	—	839
All other expenses(i)	4,713	6	3,158	7,877
Income (loss) from operations	15	92	(3,158)	(3,051)
Interest income	—	—	304	304
Interest expense	—	—	(1,376)	(1,376)
Income (loss) before income taxes	15	92	(4,230)	(4,123)
Income tax expense	—	—	49	49
Net income (loss)	15	92	(4,279)	(4,172)

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

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

International sales represented approximately 35.1% and 28.5% of total revenues for the three months ended March 31, 2026 and 2025, respectively.

Sales by geographic region, based on the customer's “ship to” location on the invoice, are as follows:

	Three Months Ended
	March 31,
(In thousands)	2026	2025
Sales by Domestic and International
Domestic	$8,112	$6,743
International	4,378	2,687
Total	$12,490	$9,430

Tangible long-lived assets by geographic location are as follows:

	March 31,	December 31,
(In thousands)	2026	2025
Long-lived assets by Domestic and International
Domestic	$5,433	$5,614
International	916	1,003
Total	$6,349	$6,617

APYX MEDICAL CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and related notes contained elsewhere in this report and with the audited consolidated financial statements and footnotes as of and for the year ended December 31, 2025 contained within our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 13, 2025. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors discussed in this report and those discussed in other documents we file with the SEC. In light of these risks, uncertainties and assumptions, readers are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements represent beliefs and assumptions as of the date of this report. While we may elect to update forward-looking statements and at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change. Past performance does not guarantee future results.

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

We operate in two business segments: OEM and Surgical Aesthetics, formerly known as Advanced Energy. The OEM segment is primarily development and manufacturing contracts and product driven. The Surgical Aesthetics segment sells both capital equipment and consumables in the form of a single-use handpiece. Sales of handpiece units are a substantial portion of our business and for the three months ended March 31, 2026 and 2025, we sold approximately 26,000 and 19,000 units, respectively. In the U.S. Handpiece revenue accounts for more than 50% of our total Surgical Aesthetics revenue.

Glucagon- like peptide -1 receptor agonists ("GLP-1s"), such as Mounjaro®, Wegovy® and Ozempic®, are prescribed for the treatment of diabetes and/or weight loss in combination with exercise to improve glycemic control. GLP-1’s have also been found to mimic the GLP-1 satiety hormone in our bodies. When one eats, GLP-1 is released in the small intestines regulating blood sugar and sending signals to the brain centers that control appetite. Studies have shown patients taking GLP-1’s have experienced a significant loss of body weight.

The GLP market continues to rapidly evolve from a niche, high priced injectable drug segment to a broad competitive and increasingly accessible metabolic health platform. Recent approvals are expanding indications (beyond diabetes into obesity and cardiovascular risk) are significantly increasing the addressable market, while the emergence of oral versions is lowering barriers to adoption and bringing these therapies into more mainstream, primary care use. At the same time, growing competition and policy pressure are driving prices down, shifting the market from a premium, supply-constrained model to one focused on volume and access. Overall, we believe the landscape is moving toward large-scale, chronic use with wider patient reach, more treatment options, and intensifying competition shaping both innovation and affordability.

We believe the increased use of GLP-1s had an initial negative impact on revenue for plastic and cosmetic surgeons and created uncertainty in the aesthetic space. However, we believe, that the use of these drugs will have a ripple effect which will drive people towards plastic surgery and may provide a tailwind for sales of our Renuvion products. Rapid weight loss caused by these drugs can contribute to loose skin. To address this, the cosmetic surgery market focuses on body contouring. Body contouring is a customizable treatment for patients to target specific fat deposits, engage in the transfer of fat, and treatments to address loose or lax skin. Renuvion is the only FDA-approved device for the treatment of this issue post liposuction. Additionally, Renuvion may be used to treat skin laxity without the use of liposuction, potentially increasing the total available market for our products.

Recent Activities

October 13, 2025, we announced that we had submitted the 510(k) premarket notification to the FDA for the label expansion of AYON to include power liposuction. We anticipate receiving clearance in the second quarter of 2026.

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

Inflation

The consequences of global supply chain instability, inflationary cost increases, potential and actual tariffs, and their adverse impact to the global economy, continue to evolve. Accordingly, the significance of the future impact to our business and financial statements remains subject to significant uncertainty. We continue to work on initiatives to mitigate the effects of inflation, including finding alternative suppliers that meet our quality standards, streamlining our supplier network to reduce the use of middlemen and redesigning some components to achieve better volume purchase prices. Inflation has not, to date, materially impacted our operations or financial performance. However, as these trends continue for raw materials, freight, and labor costs, our future financial performance could be adversely impacted.

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

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations

Sales

	Three Months Ended
	March 31,
(In thousands)	2026	2025	Change
Sales by Reportable Segment
Surgical Aesthetics	$10,734	$7,887	36.1%
OEM	1,756	1,543	13.8%
Total	$12,490	$9,430	32.4%

Sales by Domestic and International
Domestic	$8,112	$6,743	20.3%
International	4,378	2,687	62.9%
Total	$12,490	$9,430	32.4%

Total revenue increased by 32.4%, or approximately $3.1 million, for the three months ended March 31, 2026 when compared with the three months ended March 31, 2025. Surgical Aesthetics segment sales increased 36.1%, or approximately $2.8 million, for the three months ended March 31, 2026 when compared with the three months ended March 31, 2025. The Surgical Aesthetics sales increase was driven by sales of AYON, as we commenced our commercial launch in the third quarter of 2025, increased sales of generators internationally and increased volume of single-use handpieces in both domestic and international markets. These increases were partially offset by decreases in domestic sales of generators, including upgrades to the Apyx One Console, where the purchase of AYON was not part of the sale, as expected, and upgrades to the Apyx One Console in international markets. OEM segment sales increased 13.8%, or approximately $0.2 million, for the three months ended March 31, 2026 when compared with the three months ended March 31, 2025. The increase in OEM sales was due to increases in sales volume to existing customers. While OEM segment sales increased for the three month period, with the increased focus on Surgical Aesthetics, we expect that OEM segment revenue will decrease for the year and that this trend will continue over time.

International sales represented approximately 35.1% of total revenues for the three months ended March 31, 2026 as compared with 28.5% of total revenues for the same period in the prior year. Management estimates our products have been sold in more than 60 countries through local dealers, coordinated by our sales and marketing personnel through our facilities in Clearwater, Florida and Sofia, Bulgaria.

Gross Profit

	Three Months Ended
	March 31,
(In thousands)	2026	2025	Change
Cost of sales	$4,565	$3,765	21.2%
Percentage of sales	36.5%	39.9%
Gross profit	$7,925	$5,665	39.9%
Percentage of sales	63.5%	60.1%

Gross profit for the three months ended March 31, 2026, increased 39.9% to $7.9 million, compared to $5.7 million for the same period in the prior year. Gross margin for the three months ended March 31, 2026, was 63.5%, compared to 60.1% for the same period in 2025. The increase in gross margin for the three months ended March 31, 2026 from the prior year period is primarily attributable to mix between our segments with Surgical Aesthetics comprising a higher percentage of total sales and product mix within our OEM segment. This was partially offset by geographic mix, with international sales comprising a higher percentage of total sales and tariffs that began effecting us in the second half of 2025.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Other Costs and Expenses

Research and development

	Three Months Ended
	March 31,
(In thousands)	2026	2025	Change
Research and development expense	$765	$804	(4.9)%
Percentage of sales	6.1%	8.5%

Research and development expenses decreased 4.9% for the three months ended March 31, 2026. There were no significant changes from the prior period in the components of research and development expense.

Professional services

	Three Months Ended
	March 31,
(In thousands)	2026	2025	Change
Professional services expense	$1,242	$1,365	(9.0)%
Percentage of sales	9.9%	14.5%

Professional services expense decreased 9.0% for the three months ended March 31, 2026, primarily due to a decrease in physician and marketing consulting expenses ($0.1 million) and legal expense ($0.1 million). These decreases were partially offset by an increase in recruiting expense ($0.1 million).

Salaries and related costs

	Three Months Ended
	March 31,
(In thousands)	2026	2025	Change
Salaries and related expenses	$3,253	$3,081	5.6%
Percentage of sales	26.0%	32.7%

During the three months ended March 31, 2026, salaries and related expenses increased 5.6%, primarily due to an increase in salaries and benefits to existing employees ($0.3 million). This was partially offset by a decrease in stock-based compensation expense as we have not granted any options in 2026.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Selling, general and administrative expenses

	Three Months Ended
	March 31,
(In thousands)	2026	2025	Change
SG&A expense	$3,576	$3,466	3.2%
Percentage of sales	28.6%	36.8%

During the three months ended March 31, 2026, selling, general and administrative expense increased 3.2%, primarily due to an increase in commissions ($0.2 million), travel expenses ($0.1 million) and miscellaneous other expenses ($0.2 million). These increases were partially offset by a decrease in advertising expense ($0.4 million).

Interest Income (Expense)

	Three Months Ended
	March 31,
(In thousands)	2026	2025
Interest income	$244	$304
Percentage of sales	2.0%	3.2%
Interest expense	$(1,369)	$(1,376)
Percentage of sales	(11.0)%	(14.6)%

Interest income decreased approximately $0.1 million for the three months ended March 31, 2026 when compared with the same period in the prior year. This decreases are due to a lower average yield in our cash equivalents in money market funds and U.S. Treasury securities.

Interest expense was largely unchanged at approximately $1.4 million for the three months ended March 31, 2026 and 2025.

Income Taxes

	Three Months Ended
	March 31,
(In thousands)	2026	2025
Income tax expense	$143	$49
Effective tax rate	(7.2)%	(1.2)%

Income tax expense was approximately $143,000 and $49,000 with effective tax rates of (7.2)% and (1.2)% for the three months ended March 31, 2026 and 2025, respectively. For the three and three months ended March 31, 2026 and 2025, the effective rate differs from the statutory rate primarily due to the full valuation allowance recorded on the net operating loss (“NOL”) and net deferred tax assets generated during the period.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Liquidity and Capital Resources

At March 31, 2026, we had approximately $31.1 million in cash and cash equivalents as compared to approximately $31.7 million in cash and cash equivalents at December 31, 2025. Our working capital at March 31, 2026 was approximately $45.3 million compared with $46.8 million at December 31, 2025.

For the three months ended March 31, 2026, net cash used in operating activities was approximately $0.6 million, compared with net cash used in operating activities of approximately $0.7 million in the three months ended March 31, 2025. The decrease in cash used in operations is primarily due to the reduction in our operating loss, which was driven by an increase in Surgical Aesthetics sales. This was partially offset by the payment of 2025 bonuses in the first quarter of 2026 and cash used to procure inventory for our expanded product portfolio.

Net cash used in investing activities for each of the three months ended March 31, 2026 and 2025, was $0.1 million, related to investments in property and equipment.

Net cash provided by financing activities for the three months ended March 31, 2026 was $0.1 million and was primarily related to proceeds on the exercise of stock options.

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

On November 7, 2024, we entered into an amendment to the Perceptive Credit Agreement. The amendment reduced the financial covenant trailing twelve-month revenue targets relating to its Surgical Aesthetics segment (tested quarterly), with amended year-end targets of $52.4 million and $60.3 million for 2026 and 2027, respectively. The amendment also introduced a maximum operating expense financial covenant, with a full year target of $45.0 million for 2026. The Perceptive Credit Agreement, as amended, continues to contain customary affirmative and negative covenants, including covenants limiting the ability of us and our subsidiaries, among other things, to incur debt, grant liens, make distributions, enter certain restrictive agreements, pay or modify subordinated debt, dispose of assets, make investments and acquisitions, enter into certain transactions with affiliates, and undergo certain fundamental changes, in each case, subject to limitations and exceptions set forth in the Perceptive Credit Agreement. Additionally, we must maintain a balance of $3.0 million in cash and cash equivalents during the term of the Perceptive Credit Agreement. As of March 31, 2026, we were in compliance with the financial covenants contained within the Perceptive Credit Agreement, as amended. Our continued compliance with covenants is subject to meeting or exceeding forecasted Surgical Aesthetics revenues, as amended and controlling operating expenses.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

For a more in-depth description of the terms of the Perceptive Credit Agreement, as amended, see Note 10 in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025 and Note 5 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

On December 1, 2025, we filed a shelf registration statement providing us the ability to register and sell our securities in the aggregate amount up to $100 million. This shelf registration statement replaced our previous shelf registration statement that expired during December 2025.

At March 31, 2026, we had purchase commitments totaling approximately $4.2 million, substantially all of which is expected to be purchased within the next twelve months.

Critical Accounting Estimates

In preparing the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), we have adopted various accounting policies. Our most significant accounting policies are disclosed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 10, 2026.

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

Accounts Receivable Allowance

We maintain a reserve for uncollectible accounts receivable. When evaluating the adequacy of the allowance for credit losses, we analyze historical bad debt experience, the composition of outstanding receivables by customer class, and the age of outstanding balances, and we make estimates in connection with establishing the allowance for credit losses, including the expected impacts of changes in the operating environment in multiple countries as well as the credit terms being offered to customers, to determine where adjustments to historical experience are warranted. The economic uncertainty in the capital equipment market being experienced in the aesthetic space as a result of the disruption from GLP-1's has resulted in the granting of extended credit terms. Accordingly, we believe that there is additional exposure in our outstanding receivables and have adjusted our accounts receivable allowance for this expectation. Changes in estimates are reflected in the period they are made. If the financial condition of our customers deteriorates, resulting in an inability to make payments, additional allowances may be required.

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

Recent Accounting Pronouncements

See Note 2 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

APYX MEDICAL CORPORATION

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has established and maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2026, the Company’s disclosure controls and procedures were effective.

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

APYX MEDICAL CORPORATION

PART II.     Other Information

ITEM 1. Legal Proceedings

See Note 10 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. Risk Factors

There have been no material changes to the risk factors described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

Apyx Medical Corporation

Date: May 7, 2026	By:	/s/ Charles D. Goodwin II
Charles D. Goodwin II
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 7, 2026	By:	/s/ Matthew Hill
Matthew Hill
Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer)