Form 10-Q
period 2026-06-30
Apyx Medical Corp
filed 2026-08-06
CIK 719135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 5, 2026, 42,124,023 shares of the registrant’s $0.001 par value common stock were outstanding.

APYX MEDICAL CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended June 30, 2026

PART I.     Financial Information

ITEM 1. Condensed Consolidated Financial Statements

APYX MEDICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2026
	(Unaudited)	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$27,617	$31,740
Trade accounts receivable, net of allowance of $1,070 and $1,020	13,614	16,776
Inventories, net of provision for obsolescence of $1,181 and $1,207	10,747	8,602
Prepaid expenses and other current assets	1,177	1,353
Total current assets	53,155	58,471
Property and equipment, net of accumulated depreciation and amortization of $4,519 and $4,293	2,110	2,371
Operating lease right-of-use assets	4,014	4,218
Finance lease right-of-use assets	17	28
Other assets	1,776	1,752
Total assets	$61,072	$66,840
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,190	$3,058
Accrued expenses and other current liabilities	6,692	8,214
Current portion of operating lease liabilities	451	407
Current portion of finance lease liabilities	21	21
Total current liabilities	9,354	11,700
Long-term debt, net of debt discounts and issuance costs	35,328	34,849
Long-term operating lease liabilities	3,828	4,051
Long-term finance lease liabilities	2	12
Long-term contract liabilities	1,134	1,050
Other liabilities	336	347
Total liabilities	49,982	52,009
EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized; 42,116,330 issued and outstanding as of June 30, 2026, and 41,785,946 issued and outstanding as of December 31, 2025	42	42
Additional paid-in capital	105,094	103,620
Accumulated deficit	(94,473)	(89,122)
Total stockholders’ equity	10,663	14,540
Non-controlling interest	427	291
Total equity	11,090	14,831
Total liabilities and equity	$61,072	$66,840

The accompanying notes are an integral part of the condensed consolidated financial statements.

APYX MEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Sales, net	$13,884	$11,373	$26,374	$20,803
Cost of sales	5,014	4,290	9,579	8,055
Gross profit	8,870	7,083	16,795	12,748
Other costs and expenses:
Research and development	793	824	1,558	1,628
Professional services	1,224	1,496	2,466	2,861
Salaries and related costs	3,374	3,072	6,627	6,153
Selling, general and administrative	5,285	4,265	8,861	7,731
Total other costs and expenses	10,676	9,657	19,512	18,373
Loss from operations	(1,806)	(2,574)	(2,717)	(5,625)
Interest income	250	278	494	582
Interest expense	(1,394)	(1,393)	(2,763)	(2,769)
Other income, net	2	—	38	—
Total other expense, net	(1,142)	(1,115)	(2,231)	(2,187)
Loss before income taxes	(2,948)	(3,689)	(4,948)	(7,812)
Income tax expense	124	49	267	98
Net loss	(3,072)	(3,738)	(5,215)	(7,910)
Net loss attributable to non-controlling interest	171	40	136	18
Net loss attributable to stockholders	$(3,243)	$(3,778)	$(5,351)	$(7,928)

Loss per share:
Basic and diluted	$(0.07)	$(0.09)	$(0.12)	$(0.19)

The accompanying notes are an integral part of the condensed consolidated financial statements.

APYX MEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(In thousands)

			Additional		Non-
	Common Stock		Paid-In	Accumulated	controlling	Total
	Shares	Par Value	Capital	Deficit	Interest	Equity
Balance at December 31, 2024	37,794	$38	$92,083	$(77,911)	$125	$14,335
Contributions from non-controlling interest	—	—	—	—	30	30
Stock-based compensation	—	—	451	—	—	451
Net loss	—	—	—	(4,150)	(22)	(4,172)
Balance at March 31, 2025	37,794	$38	$92,534	$(82,061)	$133	$10,644
Contributions from non-controlling interest	—	—	—	—	30	30
Stock-based compensation	—	—	520	—	—	520
Net (loss) income	—	—	—	(3,778)	40	(3,738)
Balance at June 30, 2025	37,794	$38	$93,054	$(85,839)	$203	$7,456

			Additional		Non-
	Common Stock		Paid-In	Accumulated	controlling
	Shares	Par Value	Capital	Deficit	Interest	Total
Balance at December 31, 2025	41,786	$42	$103,620	$(89,122)	$291	$14,831
Shares issued on stock options exercises for cash	49	—	88	—	—	88
Shares issued on net settlement of stock options	33	—	—	—	—	—
Stock-based compensation	—	—	312	—	—	312
Net loss	—	—	—	(2,108)	(35)	(2,143)
Balance at March 31, 2026	41,868	$42	$104,020	$(91,230)	$256	$13,088
Shares issued on net settlement of stock options	98	—	—	—	—	—
Stock-based compensation	150	—	1,074	—	—	1,074
Net (loss) income	—	—	—	(3,243)	171	(3,072)
Balance at June 30, 2026	42,116	$42	$105,094	$(94,473)	$427	$11,090

The accompanying notes are an integral part of the condensed consolidated financial statements.

APYX MEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(5,215)	$(7,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	398	270
Provision for inventory obsolescence	95	172
Stock-based compensation	1,386	971
Allowance for credit losses	56	156
Non-cash lease expense	35	48
Non-cash interest expense	479	472
Changes in operating assets and liabilities:
Trade receivables	3,006	4,413
Prepaid expenses and other assets	146	434
Inventories	(2,156)	(720)
Accounts payable	(855)	182
Accrued expenses and other liabilities	(1,437)	(423)
Net cash used in operating activities	(4,062)	(1,935)
Cash flows from investing activities
Purchases of property and equipment	(126)	(320)
Net cash used in investing activities	(126)	(320)
Cash flows from financing activities
Proceeds from stock option exercises	88	—
Repayment of finance lease liabilities	(10)	(10)
Contributions from non-controlling interest	—	60
Net cash provided by financing activities	78	50
Effect of exchange rates on cash	(13)	(235)
Net change in cash and cash equivalents	(4,123)	(2,440)
Cash and cash equivalents, beginning of period	31,740	31,741
Cash and cash equivalents, end of period	$27,617	$29,301
Cash paid for:
Interest	$2,284	$2,300
Income taxes	$166	$76

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

Recent Business Developments

On May 11, 2026, the Company announced it had received expanded 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) for the AYON Body Contouring System™ (“AYON”) to include power liposuction, an advanced form of liposuction that uses a reciprocating cannula to enhance efficiency of fat removal to reduce a surgeon’s effort and operating room time. The Company commenced a limited commercial launch of power liposuction at the end of June 2026.

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

NOTE 3.     INVENTORIES

Inventories consisted of the following:

	June 30,	December 31,
(In thousands)	2026	2025
Raw materials	$4,950	$4,885
Work in process	2,802	2,195
Finished goods	4,176	2,729
Gross inventories	11,928	9,809
Less: provision for obsolescence	(1,181)	(1,207)
Inventories, net	$10,747	$8,602

NOTE 4.     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
(in thousands)	2026	2025
Accrued payroll	$1,034	$633
Accrued bonuses	—	1,749
Accrued commissions	961	958
Accrued product warranties	449	434
Accrued product liability claim insurance deductibles	1,989	2,263
Accrued professional fees	348	320
Short-term contract liabilities	874	643
Other accrued expenses and current liabilities	1,037	1,214
Total accrued expenses and other current liabilities	$6,692	$8,214

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 5.     DEBT

The Company’s outstanding debt with Perceptive Credit Holdings IV, LP (“Perceptive”) (as initial lender and administrative agent) (“Perceptive Credit Agreement”) at  June 30, 2026 and December 31, 2025 bears interest at a floating rate based on one-month SOFR, subject to a floor of 5.0%, plus 7.0% (12.0% at June 30, 2026). Included in interest expense for the three and six months ended June 30, 2026 are $66,000 and $131,000, respectively, of amortization of debt issuance costs and $175,000 and $348,000, respectively, of amortization of debt discounts. Included in interest expense for the three and six months ended June 30, 2025 are $65,000 and $130,000, respectively, of amortization of debt issuance costs and $173,000 and $342,000, respectively, of amortization of debt discounts.

On November 7, 2024, the Company entered into an amendment to the Perceptive Credit Agreement. The amendment reduced the financial covenant trailing twelve-month revenue targets relating to its Surgical Aesthetics segment, formerly known as Advanced Energy (tested quarterly), with amended year-end targets of $52.4 million and $60.3 million for 2026 and 2027, respectively. The amendment also introduced a maximum operating expense financial covenant, with a full year target of $45.0 million for 2026. The Perceptive Credit Agreement, as amended, contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and its subsidiaries, among other things, to incur debt, grant liens, make distributions, enter certain restrictive agreements, pay or modify subordinated debt, dispose of assets, make investments and acquisitions, enter into certain transactions with affiliates, and undergo certain fundamental changes, in each case, subject to limitations and exceptions set forth in the Perceptive Credit Agreement. Additionally, the Company must maintain a balance of $3.0 million in cash and cash equivalents during the term of the Perceptive Credit Agreement. As of June 30, 2026, the Company was in compliance with the financial covenants contained within the Perceptive Credit Agreement, as amended. The Company’s continued compliance with covenants is subject to meeting or exceeding forecasted Surgical Aesthetics revenues, as amended, and controlling operating expenses.

In connection with the amendment to the Perceptive Credit Agreement, the Company issued Perceptive 150,000 shares of its common stock.

In connection with the Company’s initial loan under the Perceptive Credit Agreement, the Company issued Perceptive warrants to purchase up to 1,250,000 shares of its common stock, with an exercise price of $2.43 per share.

The Company’s term loan under the Perceptive Credit Agreement, net consists of the following:

	June 30,	December 31,
(In thousands)	2026	2025
Term loan	$37,500	$37,500
Unamortized debt issuance costs	(586)	(717)
Unamortized debt discount	(1,586)	(1,934)
Term loan, net	$35,328	$34,849

As of June 30, 2026, principal repayments on the debt are as follows:

(In thousands)
2026	$—
2027	2,216
2028	35,284
Total repayments	$37,500

NOTE 6.     CHINA JOINT VENTURE

In 2019, the Company executed a joint venture agreement with its Chinese supplier (the “China JV”) whereby the Company has a 51% ownership interest. The agreement required the Company to make capital contributions of approximately $357,000 into the newly formed entity, which were made in prior years. In June 2023, the Company executed an amendment to the joint venture agreement to increase the amount of its registered capital. The amendment requires the Company to make additional capital contributions to the China JV of $408,000, of which $214,000 has been made as of June 30, 2026. During May 2025, the China JV executed a distribution agreement with a Chinese distributor and commenced operations during the second quarter of 2025.

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

The following table summarizes the assets and liabilities of the China JV, a consolidated variable interest entity, included in the Company’s consolidated balance sheets at June 30, 2026 and December 31, 2025, respectively:

	June 30,	December 31,
	2026	2025
(In thousands)
Cash and cash equivalents	$175	$383
Trade accounts receivable	726	213
Inventories	26	31
Prepaid expenses and other current assets	8	12
Property and equipment, net	213	225

Accounts payable	—	186
Accrued expenses and other current liabilities	93	63

Changes in the Company’s ownership investment in the China JV were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2026	2025	2026	2025
Beginning interest in China JV	$266	$138	$303	$130
Contributions	—	30	—	61
Net loss attributable to Apyx	178	42	141	19
Ending interest in China JV	$444	$210	$444	$210

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Numerator:
Net loss attributable to stockholders	$(3,243)	$(3,778)	$(5,351)	$(7,928)

Denominator:
Weighted average shares outstanding - basic and diluted	43,850	40,729	43,796	40,729

Loss per share:
Basic and diluted	$(0.07)	$(0.09)	$(0.12)	$(0.19)

Anti-dilutive instruments excluded from diluted loss per common share:
Options	8,219	8,581	8,219	8,581
Warrants	1,500	1,500	1,500	1,500
Restricted stock units	300	—	300	—

During November 2024, the Company sold pre-funded warrants to purchase 2,934,690 shares of its Common Stock, of which 1,923,623 remain outstanding and unexercised at June 30, 2026. Unexercised pre-funded warrants are included in weighted average shares outstanding in the calculation of basic and diluted loss per share.

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

The Company recognized approximately $1,074,000 and $1,386,000, respectively, in stock-based compensation expense during the three and six months ended June 30, 2026, as compared with $520,000 and $971,000, respectively, for the three and six months ended June 30, 2025.

Stock option activity is summarized as follows:

		Weighted average
	Number of options	exercise price
Outstanding at December 31, 2025	7,579,377	$4.54
Granted	1,027,626	$4.65
Exercised	(284,589)	$1.86
Canceled and forfeited	(103,173)	$4.38
Outstanding at June 30, 2026	8,219,241	$4.65

The Company allows stock option holders to exercise stock-based awards by surrendering stock-based awards with an intrinsic value equal to the cumulative exercise price of the stock-based awards being exercised, referred to as net settlements. These surrenders are included in stock options exercised in the options rollforward above. For the three and six months ended June 30, 2026, respectively, the Company received 67,614 and 104,205 options as payment in the exercise of 97,894 and 131,384 options. There were no such exercises for the three and six months ended June 30, 2025.

Common shares required to be issued upon the exercise of stock options would be issued from authorized and unissued shares. The Company calculated the grant date fair value of options granted in 2026 (“2026 Grants”) utilizing a Black-Scholes model.

2026 Grants
Strike price	$4.65
Risk-free rate	4.25%
Expected dividend yield	—
Expected volatility	98.1%
Expected term (in years)	6
Grant date fair value	$3.71

On June 11, 2026, the Company executed a letter agreement with Stavros Vizirgianakis, pursuant to which Mr. Vizirgianakis was appointed as Executive Chairman of the Company’s Board of Directors. In connection with the agreement, the Company granted Mr. Vizirgianakis 450,000 restricted stock units (“RSUs”). 150,000 RSUs vest immediately on June 11, 2026 (the “Grant Date”); 150,000 RSUs will begin vesting on the first anniversary of the Grant Date and will vest ratably over the 12-month period beginning on such date in equal monthly installments; and 150,000 RSUs will begin vesting on the second anniversary of the Grant Date and will vest ratably over the 12-month period beginning on such date in equal monthly installments. The RSUs have a fair value of $4.65, the closing price of the Company’s stock on the Grant Date.

NOTE 9.     INCOME TAXES

Income tax expense was approximately $124,000 and $49,000 with effective tax rates of (4.2)% and (1.3)% for the three months ended June 30, 2026 and 2025, respectively. Income tax expense was approximately $267,000 and $98,000 with effective tax rates of (5.4)% and (1.3)% for the six months ended June 30, 2026 and 2025, respectively. For the three and six months ended  June 30, 2026 and 2025, the effective rate differs from the statutory rate primarily due to the full valuation allowance recorded on the net operating loss (“NOL”) and net deferred tax assets generated during the periods.

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 10.     COMMITMENTS AND CONTINGENCIES

Litigation

The medical device industry is characterized by frequent claims and litigation, and the Company may become subject to various claims, lawsuits and proceedings in the ordinary course of the business. Such claims may include claims by current or former employees, distributors and competitors, claims concerning the marketing and promotion of the Company’s products and product liability claims.

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

On July 20, 2026, a patent infringement lawsuit was filed against the Company in the United States District Court for the District of Maryland. The complaint alleges that certain Company products infringe upon certain patents and seeks unspecified monetary damages and injunctive relief. The Company intends to defend itself vigorously against this lawsuit. Due to the early stages of the litigation, the Company cannot reasonably estimate the possible loss or range of loss, if any, that may result from this matter. Accordingly, no loss contingency has been accrued in the accompanying consolidated financial statements.

Purchase Commitments

At June 30, 2026, the Company had purchase commitments totaling approximately $3.8 million, substantially all of which is expected to be purchased within the next twelve months.

NOTE 11.     RELATED PARTY TRANSACTIONS

Certain relatives of Nikolay Shilev, Apyx Bulgaria’s Managing Director, are considered related parties. Teodora Shileva, Mr. Shilev’s spouse, is an employee of the Company working in the accounting department. Svetoslav Shilev, Mr. Shilev’s son, is a quality manager in the quality assurance department.

The partner in the Company’s China JV is also a supplier to the Company. During the three months ended June 30, 2026 and 2025, the Company made purchases from this supplier of approximately $629,000 and $341,000, respectively. During the six months ended June 30, 2026 and 2025, the Company made purchases from this supplier of approximately $1,242,000 and $370,000, respectively. At June 30, 2026 and December 31, 2025, respectively, the Company had net payables to this supplier of approximately $329,000 and $372,000, respectively.

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

Summarized financial information with respect to reportable segments is as follows:

	Three Months Ended June 30, 2026
(In thousands)	Surgical Aesthetics	OEM	Corporate & Other	Total
Sales, net	$12,386	$1,498	$—	$13,884
Cost of sales	3,737	1,277	—	5,014
Gross profit	8,649	221	—	8,870

Commissions	1,147	—	—	1,147
All other expenses(i)	5,640	7	3,882	9,529
Income (loss) from operations	1,862	214	(3,882)	(1,806)
Interest income	—	—	250	250
Interest expense	—	—	(1,394)	(1,394)
Other income, net	—	—	2	2
Income (loss) before income taxes	1,862	214	(5,024)	(2,948)
Income tax expense	—	—	124	124
Net income (loss)	1,862	214	(5,148)	(3,072)

	Three Months Ended June 30, 2025
(In thousands)	Surgical Aesthetics	OEM	Corporate & Other	Total
Sales, net	$9,670	$1,703	$—	$11,373
Cost of sales	2,772	1,518	—	4,290
Gross profit	6,898	185	—	7,083

Commissions	952	—	—	952
All other expenses(i)	5,284	4	3,417	8,705
Income (loss) from operations	662	181	(3,417)	(2,574)
Interest income	—	—	278	278
Interest expense	—	—	(1,393)	(1,393)
Income (loss) before income taxes	662	181	(4,532)	(3,689)
Income tax expense	—	—	49	49
Net income (loss)	662	181	(4,581)	(3,738)

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	Six Months Ended June 30, 2026
(In thousands)	Surgical Aesthetics	OEM	Corporate & Other	Total
Sales, net	$23,120	$3,254	$—	$26,374
Cost of sales	6,997	2,582	—	9,579
Gross profit	16,123	672	—	16,795

Commissions	2,213	—	—	2,213
All other expenses(i)	10,063	15	7,221	17,299
Income (loss) from operations	3,847	657	(7,221)	(2,717)
Interest income	—	—	494	494
Interest expense	—	—	(2,763)	(2,763)
Other income, net	—	—	38	38
Income (loss) income before income taxes	3,847	657	(9,452)	(4,948)
Income tax expense	—	—	267	267
Net income (loss)	3,847	657	(9,719)	(5,215)

	Six Months Ended June 30, 2025
(In thousands)	Surgical Aesthetics	OEM	Corporate & Other	Total
Sales, net	$17,557	$3,246	$—	$20,803
Cost of sales	5,092	2,963	—	8,055
Gross profit	12,465	283	—	12,748

Commissions	1,791	—	—	1,791
All other expenses(i)	9,997	10	6,575	16,582
Income (loss) from operations	677	273	(6,575)	(5,625)
Interest income	—	—	582	582
Interest expense	—	—	(2,769)	(2,769)
Income (loss) before income taxes	677	273	(8,762)	(7,812)
Income tax expense	—	—	98	98
Net income (loss)	677	273	(8,860)	(7,910)

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

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

International sales represented approximately 32.2% and 33.6% of total revenues for the three and six months ended June 30, 2026, respectively, as compared with approximately 31.6% and 30.2% of total revenues for the three and six months ended June 30, 2025, respectively.

Sales by geographic region, based on the customer's “ship to” location on the invoice, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2026	2025	2026	2025
Sales by Domestic and International
Domestic	$9,408	$7,776	$17,520	$14,519
International	4,476	3,597	8,854	6,284
Total	$13,884	$11,373	$26,374	$20,803

Tangible long-lived assets by geographic location are as follows:

	June 30,	December 31,
(In thousands)	2026	2025
Long-lived assets by Domestic and International
Domestic	$5,253	$5,614
International	888	1,003
Total	$6,141	$6,617

APYX MEDICAL CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and related notes contained elsewhere in this report and with the audited consolidated financial statements and footnotes as of and for the year ended December 31, 2025 contained within our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 10, 2026. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors discussed in this report and those discussed in other documents we file with the SEC. In light of these risks, uncertainties and assumptions, readers are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements represent beliefs and assumptions as of the date of this report. While we may elect to update forward-looking statements and at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change. Past performance does not guarantee future results.

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

We operate in two business segments: OEM and Surgical Aesthetics, formerly known as Advanced Energy. The OEM segment is primarily development and manufacturing contracts and product driven. The Surgical Aesthetics segment sells both capital equipment and consumables in the form of a single-use handpiece. Sales of handpiece units are a substantial portion of our business and for the six months ended June 30, 2026 and 2025, we sold approximately 48,000 and 40,000 units, respectively. In the U.S., handpiece revenue accounts for more than 50% of our total Surgical Aesthetics revenue.

Glucagon- like peptide -1 receptor agonists (“GLP-1s”), such as Mounjaro®, Wegovy® and Ozempic®, are prescribed for the treatment of diabetes and/or weight loss in combination with exercise to improve glycemic control. GLP-1s have also been found to mimic the GLP-1 satiety hormone in our bodies. When one eats, GLP-1 is released in the small intestines regulating blood sugar and sending signals to the brain centers that control appetite. Studies have shown patients taking GLP-1’s have experienced a significant loss of body weight.

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

Recent Activities

On May 11, 2026, the we announced that we received expanded 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) for the AYON Body Contouring System™ (“AYON”) to include power liposuction, an advanced form of liposuction that uses a reciprocating cannula to enhance efficiency of fat removal to reduce a surgeon’s effort and operating room time. We commenced a limited commercial launch of power liposuction at the end of June 2026.

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

Operating Segments

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

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations

Sales

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands)	2026	2025	Change	2026	2025	Change
Sales by Reportable Segment
Surgical Aesthetics	$12,386	$9,670	28.1%	$23,120	$17,557	31.7%
OEM	1,498	1,703	(12.0)%	3,254	3,246	0.2%
Total	$13,884	$11,373	22.1%	$26,374	$20,803	26.8%

Sales by Domestic and International
Domestic	$9,408	$7,776	21.0%	$17,520	$14,519	20.7%
International	4,476	3,597	24.4%	8,854	6,284	40.9%
Total	$13,884	$11,373	22.1%	$26,374	$20,803	26.8%

Total revenue increased by 22.1%, or approximately $2.5 million, for the three months ended June 30, 2026 when compared with the three months ended June 30, 2025. Surgical Aesthetics segment sales increased 28.1%, or approximately $2.7 million, for the three months ended June 30, 2026 when compared with the three months ended June 30, 2025. The Surgical Aesthetics sales increase was driven by sales of AYON, as we commenced our commercial launch in the third quarter of 2025, increased sales of generators internationally and increased volume of single-use handpieces domestically. These increases were partially offset by decreases in domestic sales of standalone generators. OEM segment sales decreased 12.0%, or approximately $0.2 million, for the three months ended June 30, 2026 when compared with the three months ended June 30, 2025. The decrease in OEM sales was due to a decrease in sales volume to existing customers. With the increased focus on Surgical Aesthetics, we expect that OEM segment revenue will decrease for the year and that this trend will continue over time.

Total revenue increased by 26.8%, or approximately $5.6 million, for the six months ended June 30, 2026 when compared with the six months ended June 30, 2025. Surgical Aesthetics segment sales increased 31.7%, or approximately $5.6 million, for the six months ended June 30, 2026 when compared with the six months ended June 30, 2025. The Surgical Aesthetics sales increase was driven by sales of AYON, as we commenced our commercial launch in the third quarter of 2025, increased sales of generators internationally and increased volume of single-use handpieces in both domestic and international markets. These increases were partially offset by decreases in domestic sales of standalone generators. OEM segment sales were relatively flat for the six months ended June 30, 2026 when compared with the six months ended June 30, 2025.  With the increased focus on Surgical Aesthetics, we expect that OEM segment revenue will decrease for the year and that this trend will continue over time.

International sales represented 32.2% and 33.6% of total revenues for the three and six months ended June 30, 2026 as compared with 31.6% and 30.2% of total revenues for the same periods in the prior year. Management estimates our products have been sold in more than 60 countries through local dealers, coordinated by our sales and marketing personnel through our facilities in Clearwater, Florida and Sofia, Bulgaria.

Gross Profit

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands)	2026	2025	Change	2026	2025	Change
Cost of sales	$5,014	$4,290	16.9%	$9,579	$8,055	18.9%
Percentage of sales	36.1%	37.7%		36.3%	38.7%
Gross profit	$8,870	$7,083	25.2%	$16,795	$12,748	31.7%
Percentage of sales	63.9%	62.3%		63.7%	61.3%

Gross profit for the three months ended June 30, 2026, increased 25.2% to $8.9 million, compared to $7.1 million for the same period in the prior year. Gross margin for the three months ended June 30, 2026, was 63.9%, compared to 62.3% for the same period in 2025. The increase in gross margin for the three months ended June 30, 2026 from the prior year period is primarily attributable to mix between our segments with Surgical Aesthetics comprising a higher percentage of total sales and product mix within our OEM segment. This was partially offset by tariffs that began affecting us in the second half of 2025.

Gross profit for the six months ended June 30, 2026, increased 31.7% to $16.8 million, compared to $12.7 million for the same period in the prior year. Gross margin for the six months ended June 30, 2026, was 63.7%, compared to 61.3% for the same period in 2025. The increase in gross margin for the six months ended June 30, 2026 from the prior year period is primarily attributable to mix between our segments with Surgical Aesthetics comprising a higher percentage of total sales and product mix within our OEM segment. This was partially offset by geographic mix, with international sales comprising a higher percentage of total sales and tariffs that began affecting us in the second half of 2025.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Other Costs and Expenses

Research and development

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands)	2026	2025	Change	2026	2025	Change
Research and development expense	$793	$824	(3.8)%	$1,558	$1,628	(4.3)%
Percentage of sales	5.7%	7.2%		5.9%	7.8%

Research and development expenses decreased 3.8% for the three months ended June 30, 2026. There were no significant changes from the prior period in the components of research and development expense.

Research and development expenses decreased 4.3% for the six months ended June 30, 2026 primarily due to lower spending on our product development initiatives.

Professional services

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands)	2026	2025	Change	2026	2025	Change
Professional services expense	$1,224	$1,496	(18.2)%	$2,466	$2,861	(13.8)%
Percentage of sales	8.8%	13.2%		9.4%	13.8%

Professional services expense decreased 18.2% for the three months ended June 30, 2026, primarily due to a decrease in physician and marketing consulting expenses ($0.3 million).

Professional services expense decreased 13.8% for the six months ended June 30, 2026, primarily due to a decrease in physician and marketing consulting expenses ($0.4 million) and legal expense ($0.1 million). These decreases were partially offset by an increase in recruiting expense ($0.1 million).

Salaries and related costs

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands)	2026	2025	Change	2026	2025	Change
Salaries and related expenses	$3,374	$3,072	9.8%	$6,627	$6,153	7.7%
Percentage of sales	24.3%	27.0%		25.1%	29.6%

During the three months ended June 30, 2026, salaries and related expenses increased 9.8%, primarily due to an increase in salaries and benefits to existing employees and certain additional employees in sales and marketing to support the launch of AYON ($0.4 million). This was partially offset by a decrease in stock-based compensation expense ($0.1 million).

During the six months ended June 30, 2026, salaries and related expenses increased 7.7%, primarily due to an increase in salaries and benefits to existing employees and certain additional employees in sales and marketing to support the launch of AYON ($0.7 million). This was partially offset by a decrease in stock-based compensation expense ($0.2 million).

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Selling, general and administrative expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands)	2026	2025	Change	2026	2025	Change
SG&A expense	$5,285	$4,265	23.9%	$8,861	$7,731	14.6%
Percentage of sales	38.1%	37.5%		33.6%	37.2%

During the three months ended June 30, 2026, selling, general and administrative expense increased 23.9%, primarily due to increases in Executive Chairman of the Board of Directors stock-based compensation expense ($0.7 million), advertising expense ($0.3 million) and commissions ($0.2 million) and increases in non-Executive Chairman board of directors compensation stock-based expense ($0.1 million). These increases were partially offset by decreases in allowances for credit losses ($0.1 million), travel expenses ($0.1 million) and insurance expense, including claims on our policies ($0.1 million).

During the six months ended June 30, 2026, selling, general and administrative expense increased 14.6%, primarily due to increases in Executive Chairman of the Board of Directors compensation stock-based expense ($0.7 million), commissions ($0.4 million) and miscellaneous other expenses ($0.3 million). These increases were partially offset by decreases in advertising expense ($0.1 million), allowances for credit losses ($0.1 million) and insurance expense, including claims on our policies ($0.1 million).

Interest Income (Expense)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2026	2025	2026	2025
Interest income	$250	$278	$494	$582
Percentage of sales	1.8%	2.4%	1.9%	2.8%
Interest expense	$(1,394)	$(1,393)	$(2,763)	$(2,769)
Percentage of sales	10.0%	12.2%	10.5%	13.3%

Interest income was flat at approximately $0.3 million for the three months ended June 30, 2026 and 2025. Interest income decreased approximately $0.1 million for the six months ended June 30, 2026, when compared with the same period in the prior year. This decrease is due to a lower average yield in our cash equivalents in money market funds and U.S. Treasury securities.

Interest expense was flat at approximately $1.4 million and $2.8 million for the three and six months ended June 30, 2026 and 2025, respectively.

Income Taxes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2026	2025	2026	2025
Income tax expense	$124	$49	$267	$98
Effective tax rate	(4.2)%	(1.3)%	(5.4)%	(1.3)%

Income tax expense was approximately $124,000 and $49,000 with effective tax rates of (4.2)% and (1.3)% for the three months ended June 30, 2026 and 2025, respectively. Income tax expense was approximately $267,000 and $98,000 with effective tax rates of (5.4)% and (1.3)% for the three months ended June 30, 2026 and 2025, respectively. For the three and six months ended June 30, 2026 and 2025, the effective rate differs from the statutory rate primarily due to the full valuation allowance recorded on the net operating loss (“NOL”) and net deferred tax assets generated during the periods.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Liquidity and Capital Resources

At June 30, 2026, we had approximately $27.6 million in cash and cash equivalents as compared to approximately $31.7 million in cash and cash equivalents at December 31, 2025. Our working capital at June 30, 2026 was approximately $43.8 million compared with $46.8 million at December 31, 2025.

For the six months ended June 30, 2026, net cash used in operating activities was approximately $4.1 million, compared with net cash used in operating activities of approximately $2.0 million in the six months ended June 30, 2025. The increase in cash used in operations is primarily due to the payment of 2025 bonuses in the first quarter of 2026 and cash used to procure inventory for our expanded product portfolio. This was partially offset by the reduction in our operating loss, which was driven by an increase in Surgical Aesthetics sales.

Net cash used in investing activities was $0.1 million and $0.3 million for the six months ended June 30, 2026 and 2025, respectively, related to investments in property and equipment.

Net cash provided by financing activities for the six months ended June 30, 2026 was $0.1 million and was primarily related to proceeds on the exercise of stock options.

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

On November 7, 2024, we entered into an amendment to the Perceptive Credit Agreement. The amendment reduced the financial covenant trailing twelve-month revenue targets relating to its Surgical Aesthetics segment (tested quarterly), with amended year-end targets of $52.4 million and $60.3 million for 2026 and 2027, respectively. The amendment also introduced a maximum operating expense financial covenant, with a full year target of $45.0 million for 2026. The Perceptive Credit Agreement, as amended, continues to contain customary affirmative and negative covenants, including covenants limiting the ability of us and our subsidiaries, among other things, to incur debt, grant liens, make distributions, enter certain restrictive agreements, pay or modify subordinated debt, dispose of assets, make investments and acquisitions, enter into certain transactions with affiliates, and undergo certain fundamental changes, in each case, subject to limitations and exceptions set forth in the Perceptive Credit Agreement. Additionally, we must maintain a balance of $3.0 million in cash and cash equivalents during the term of the Perceptive Credit Agreement. As of June 30, 2026, we were in compliance with the financial covenants contained within the Perceptive Credit Agreement, as amended. Our continued compliance with covenants is subject to meeting or exceeding forecasted Surgical Aesthetics revenues, as amended and controlling operating expenses.

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

At June 30, 2026, we had purchase commitments totaling approximately $3.8 million, substantially all of which is expected to be purchased within the next twelve months.

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

Recent Accounting Pronouncements

See Note 2 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

APYX MEDICAL CORPORATION

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has established and maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2026, the Company’s disclosure controls and procedures were effective.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not Applicable.

ITEM 5. Other Information

None.

APYX MEDICAL CORPORATION

ITEM 6. Exhibits

3.1	Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s report on Form 10-K/A filed on March 31, 2011)
3.2	By laws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant’s report on Form 10-K/A filed on March 31, 2011)
3.3	Certificate of Amendment of the Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.5 to the Registrant’s Quarterly Report on Form 10-Q filed on November 3, 2017)
3.4	Certificate of Elimination (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 3, 2018)
3.5	Certificate of Amendment of the Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 28, 2018)
3.6	Certificate of Amendment to the Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 12, 2025)
10.1	Letter Agreement between Company and Stavros Vizirgianakis, dated June 11, 2026 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2026)
31.1*	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2*	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Label Presentation Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Apyx Medical Corporation

Date: August 6, 2026	By:	/s/ Charles D. Goodwin II
Charles D. Goodwin II
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 6, 2026	By:	/s/ Matthew Hill
Matthew Hill
Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer)