Form 10-Q
period 2026-09-30
Apyx Medical Corp
filed 2026-11-05
CIK 719135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 4, 2026, 42,124,023 shares of the registrant’s $0.001 par value common stock were outstanding.

APYX MEDICAL CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended September 30, 2026

PART I.     Financial Information

ITEM 1. Condensed Consolidated Financial Statements

APYX MEDICAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2026
	(Unaudited)	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$25,777	$31,740
Trade accounts receivable, net of allowance of $1,180 and $1,020	14,872	16,776
Inventories, net of provision for obsolescence of $1,169 and $1,207	11,950	8,602
Prepaid expenses and other current assets	1,244	1,353
Total current assets	53,843	58,471
Property and equipment, net of accumulated depreciation and amortization of $4,656 and $4,293	2,193	2,371
Operating lease right-of-use assets	3,880	4,218
Finance lease right-of-use assets	12	28
Other assets	1,742	1,752
Total assets	$61,670	$66,840
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,513	$3,058
Accrued expenses and other current liabilities	6,872	8,214
Current portion of operating lease liabilities	467	407
Current portion of finance lease liabilities	18	21
Total current liabilities	10,870	11,700
Long-term debt, net of debt discounts and issuance costs	35,573	34,849
Long-term operating lease liabilities	3,688	4,051
Long-term finance lease liabilities	—	12
Long-term contract liabilities	1,167	1,050
Other liabilities	335	347
Total liabilities	51,633	52,009
EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized; 42,124,023 issued and outstanding as of September 30, 2026, and 41,785,946 issued and outstanding as of December 31, 2025	42	42
Additional paid-in capital	105,847	103,620
Accumulated deficit	(96,258)	(89,122)
Total stockholders’ equity	9,631	14,540
Non-controlling interest	406	291
Total equity	10,037	14,831
Total liabilities and equity	$61,670	$66,840

The accompanying notes are an integral part of the condensed consolidated financial statements.

APYX MEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Sales, net	$14,030	$12,877	$40,404	$33,680
Cost of sales	5,029	4,580	14,608	12,635
Gross profit	9,001	8,297	25,796	21,045
Other costs and expenses:
Research and development	849	801	2,407	2,429
Professional services	1,148	1,321	3,614	4,182
Salaries and related costs	3,595	3,191	10,222	9,344
Selling, general and administrative	3,980	3,816	12,841	11,547
Total other costs and expenses	9,572	9,129	29,084	27,502
Loss from operations	(571)	(832)	(3,288)	(6,457)
Interest income	286	292	780	874
Interest expense	(1,414)	(1,413)	(4,177)	(4,182)
Other income, net	9	76	47	76
Total other expense, net	(1,119)	(1,045)	(3,350)	(3,232)
Loss before income taxes	(1,690)	(1,877)	(6,638)	(9,689)
Income tax expense	116	78	383	176
Net loss	(1,806)	(1,955)	(7,021)	(9,865)
Net (loss) income attributable to non-controlling interest	(21)	29	115	47
Net loss attributable to stockholders	$(1,785)	$(1,984)	$(7,136)	$(9,912)

Loss per share:
Basic and diluted	$(0.04)	$(0.05)	$(0.16)	$(0.24)

The accompanying notes are an integral part of the condensed consolidated financial statements.

APYX MEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(In thousands)

			Additional		Non-
	Common Stock		Paid-In	Accumulated	controlling	Total
	Shares	Par Value	Capital	Deficit	Interest	Equity
Balance at December 31, 2024	37,794	$38	$92,083	$(77,911)	$125	$14,335
Contributions from non-controlling interest	—	—	—	—	30	30
Stock-based compensation	—	—	451	—	—	451
Net loss	—	—	—	(4,150)	(22)	(4,172)
Balance at March 31, 2025	37,794	$38	$92,534	$(82,061)	$133	$10,644
Contributions from non-controlling interest	—	—	—	—	30	30
Stock-based compensation	—	—	520	—	—	520
Net (loss) income	—	—	—	(3,778)	40	(3,738)
Balance at June 30, 2025	37,794	$38	$93,054	$(85,839)	$203	$7,456
Shares issued on stock options exercised for cash	25	—	49	—	—	49
Stock-based compensation	—	—	530	—	—	530
Net (loss) income	—	—	—	(1,984)	29	(1,955)
Balance at September 30, 2025	37,819	$38	$93,633	$(87,823)	$232	$6,080

			Additional		Non-
	Common Stock		Paid-In	Accumulated	controlling
	Shares	Par Value	Capital	Deficit	Interest	Total
Balance at December 31, 2025	41,786	$42	$103,620	$(89,122)	$291	$14,831
Shares issued on stock options exercises for cash	49	—	88	—	—	88
Shares issued on net settlement of stock options	33	—	—	—	—	—
Stock-based compensation	—	—	312	—	—	312
Net loss	—	—	—	(2,108)	(35)	(2,143)
Balance at March 31, 2026	41,868	$42	$104,020	$(91,230)	$256	$13,088
Shares issued on net settlement of stock options	98	—	—	—	—	—
Stock-based compensation	150	—	1,074	—	—	1,074
Net (loss) income	—	—	—	(3,243)	171	(3,072)
Balance at June 30, 2026	42,116	$42	$105,094	$(94,473)	$427	$11,090
Shares issued on net settlement of stock options	8	—	—	—	—	—
Stock-based compensation	—	—	753	—	—	753
Net loss	—	—	—	(1,785)	(21)	(1,806)
Balance at September 30, 2026	42,124	$42	$105,847	$(96,258)	$406	$10,037

The accompanying notes are an integral part of the condensed consolidated financial statements.

APYX MEDICAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(7,021)	$(9,865)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	585	434
Provision for inventory obsolescence	146	205
Loss on disposal of property and equipment	—	19
Stock-based compensation	2,139	1,501
Allowance for credit losses	166	286
Non-cash lease expense	48	68
Non-cash interest expense	724	714
Changes in operating assets and liabilities:
Trade receivables	1,618	2,577
Prepaid expenses and other assets	113	9
Inventories	(3,484)	(1,585)
Accounts payable	490	510
Accrued expenses and other liabilities	(1,220)	(344)
Net cash used in operating activities	(5,696)	(5,471)
Cash flows from investing activities
Purchases of property and equipment	(391)	(839)
Net cash used in investing activities	(391)	(839)
Cash flows from financing activities
Proceeds from stock option exercises	88	49
Repayment of finance lease liabilities	(15)	(14)
Contributions from non-controlling interest	—	60
Net cash provided by financing activities	73	95
Effect of exchange rates on cash	51	(391)
Net change in cash and cash equivalents	(5,963)	(6,606)
Cash and cash equivalents, beginning of period	31,740	31,741
Cash and cash equivalents, end of period	$25,777	$25,135
Cash paid for:
Interest	$3,453	$3,472
Income taxes	$236	$80

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

Recent Business Developments

On May 11, 2026, the Company announced it had received expanded 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) for the AYON Body Contouring System™ (“AYON”) to include power liposuction, an advanced form of liposuction that uses a reciprocating cannula to enhance efficiency of fat removal to reduce a surgeon’s effort and operating room time. The Company commenced a limited commercial launch of power liposuction at the end of June 2026 and full commercial launch during the third quarter 2026.

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

NOTE 3.     INVENTORIES

Inventories consisted of the following:

	September 30,	December 31,
(In thousands)	2026	2025
Raw materials	$5,502	$4,885
Work in process	2,953	2,195
Finished goods	4,664	2,729
Gross inventories	13,119	9,809
Less: provision for obsolescence	(1,169)	(1,207)
Inventories, net	$11,950	$8,602

NOTE 4.     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
(in thousands)	2026	2025
Accrued payroll	$1,295	$633
Accrued bonuses	—	1,749
Accrued commissions	1,072	958
Accrued product warranties	470	434
Accrued product liability claim insurance deductibles	2,028	2,263
Accrued professional fees	546	320
Short-term contract liabilities	631	643
Other accrued expenses and current liabilities	830	1,214
Total accrued expenses and other current liabilities	$6,872	$8,214

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 5.     DEBT

The Company’s outstanding debt with Perceptive Credit Holdings IV, LP (“Perceptive”) (as initial lender and administrative agent) (“Perceptive Credit Agreement”) at  September 30, 2026 and December 31, 2025 bears interest at a floating rate based on one-month SOFR, subject to a floor of 5.0%, plus 7.0% (12.0% at September 30, 2026). Included in interest expense for the three and nine months ended September 30, 2026 are $66,000 and $197,000, respectively, of amortization of debt issuance costs and $179,000 and $527,000, respectively, of amortization of debt discounts. Included in interest expense for the three and nine months ended September 30, 2025 are $66,000 and $196,000, respectively, of amortization of debt issuance costs and $176,000 and $518,000, respectively, of amortization of debt discounts.

On November 7, 2024, the Company entered into an amendment to the Perceptive Credit Agreement. The amendment reduced the financial covenant trailing twelve-month revenue targets relating to its Surgical Aesthetics segment, formerly known as Advanced Energy (tested quarterly), with amended year-end targets of $52.4 million and $60.3 million for 2026 and 2027, respectively. The amendment also introduced a maximum operating expense financial covenant, with a full year target of $45.0 million for 2026. The Perceptive Credit Agreement, as amended, contains customary affirmative and negative covenants, including covenants limiting the ability of the Company and its subsidiaries, among other things, to incur debt, grant liens, make distributions, enter certain restrictive agreements, pay or modify subordinated debt, dispose of assets, make investments and acquisitions, enter into certain transactions with affiliates, and undergo certain fundamental changes, in each case, subject to limitations and exceptions set forth in the Perceptive Credit Agreement. Additionally, the Company must maintain a balance of $3.0 million in cash and cash equivalents during the term of the Perceptive Credit Agreement. As of September 30, 2026, the Company was in compliance with the financial covenants contained within the Perceptive Credit Agreement, as amended. The Company’s continued compliance with covenants is subject to meeting or exceeding forecasted Surgical Aesthetics revenues, as amended, and controlling operating expenses.

Monthly principal payments on the Perceptive Credit Agreement commence in November 2027 at 3% of the outstanding balance through maturity in November 2028.

In connection with the amendment to the Perceptive Credit Agreement, the Company issued Perceptive 150,000 shares of its common stock.

In connection with the Company’s initial loan under the Perceptive Credit Agreement, the Company issued Perceptive warrants to purchase up to 1,250,000 shares of its common stock, with an exercise price of $2.43 per share.

The Company’s term loan under the Perceptive Credit Agreement, net consists of the following:

	September 30,	December 31,
(In thousands)	2026	2025
Term loan	$37,500	$37,500
Unamortized debt issuance costs	(520)	(717)
Unamortized debt discount	(1,407)	(1,934)
Term loan, net	$35,573	$34,849

As of September 30, 2026, principal repayments on the debt are as follows:

(In thousands)
2026	$—
2027	2,216
2028	35,284
Total repayments	$37,500

NOTE 6.     CHINA JOINT VENTURE

In 2019, the Company executed a joint venture agreement with its Chinese supplier (the “China JV”) whereby the Company has a 51% ownership interest. The agreement required the Company to make capital contributions of approximately $357,000 into the newly formed entity, which were made in prior years. In June 2023, the Company executed an amendment to the joint venture agreement to increase the amount of its registered capital. The amendment requires the Company to make additional capital contributions to the China JV of $408,000, of which $214,000 has been made as of September 30, 2026. During May 2025, the China JV executed a distribution agreement with a Chinese distributor and commenced operations during the second quarter of 2025.

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

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The China JV is organized as a limited liability company under the laws of the People’s Republic of China, accordingly the Company’s exposure to losses in the China JV is limited to the Company’s registered capital in the China JV, which is equal to the sum of the required capital contributions above. As the China JV is not currently sufficiently capitalized, the assets of the China JV are not available to settle obligations of the Company.

The following table summarizes the assets and liabilities of the China JV, a consolidated variable interest entity, included in the Company’s consolidated balance sheets at September 30, 2026 and December 31, 2025, respectively:

	September 30,	December 31,
	2026	2025
(In thousands)
Cash and cash equivalents	$213	$383
Trade accounts receivable	373	213
Inventories	65	31
Prepaid expenses and other current assets	6	12
Property and equipment, net	207	225

Accounts payable	—	186
Accrued expenses and other current liabilities	42	63

Changes in the Company’s ownership investment in the China JV were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2026	2025	2026	2025
Beginning interest in China JV	$444	$210	$303	$130
Contributions	—	—	—	61
Net (loss) income attributable to Apyx	(21)	31	120	50
Ending interest in China JV	$423	$241	$423	$241

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2026	2025	2026	2025
Numerator:
Net loss attributable to stockholders	$(1,785)	$(1,984)	$(7,136)	$(9,912)

Denominator:
Weighted average shares outstanding - basic and diluted	44,045	40,748	43,880	40,735

Loss per share:
Basic and diluted	$(0.04)	$(0.05)	$(0.16)	$(0.24)

Anti-dilutive instruments excluded from diluted loss per common share:
Options	8,165	8,327	8,165	8,327
Warrants	1,500	1,500	1,500	1,500
Restricted stock units	300	—	300	—

During November 2024, the Company sold pre-funded warrants to purchase 2,934,690 shares of its Common Stock, of which 1,923,623 remain outstanding and unexercised at September 30, 2026. Unexercised pre-funded warrants are included in weighted average shares outstanding in the calculation of basic and diluted loss per share.

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

The Company recognized approximately $753,000 and $2,139,000, respectively, in stock-based compensation expense during the three and nine months ended September 30, 2026, as compared with $530,000 and $1,501,000, respectively, for the three and nine months ended September 30, 2025.

Stock option activity is summarized as follows:

		Weighted average
	Number of options	exercise price
Outstanding at December 31, 2025	7,579,377	$4.54
Granted	1,027,626	$4.65
Exercised	(302,586)	$1.88
Canceled and forfeited	(138,923)	$5.14
Outstanding at September 30, 2026	8,165,494	$4.64

The Company allows stock option holders to exercise stock-based awards by surrendering stock-based awards with an intrinsic value equal to the cumulative exercise price of the stock-based awards being exercised, referred to as net settlements. These surrenders are included in stock options exercised in the stock options activity above. For the three and nine months ended September 30, 2026, respectively, the Company received 10,304 and 114,509 options as payment in the exercise of 7,693 and 139,077 options. There were no such exercises for the three and nine months ended September 30, 2025.

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

On June 11, 2026, the Company executed a letter agreement with Stavros Vizirgianakis, pursuant to which Mr. Vizirgianakis was appointed as Executive Chairman of the Company’s Board of Directors. In connection with the agreement, the Company granted Mr. Vizirgianakis 450,000 restricted stock units (“RSUs”). 150,000 RSUs vested immediately on June 11, 2026 (the “Grant Date”); 150,000 RSUs will begin vesting on the first anniversary of the Grant Date and will vest ratably over the 12-month period beginning on such date in equal monthly installments; and 150,000 RSUs will begin vesting on the second anniversary of the Grant Date and will vest ratably over the 12-month period beginning on such date in equal monthly installments. The RSUs have a fair value of $4.65, the closing price of the Company’s stock on the Grant Date.

NOTE 9.     INCOME TAXES

Income tax expense was approximately $116,000 and $78,000 with effective tax rates of (6.9)% and (4.2)% for the three months ended September 30, 2026 and 2025, respectively. Income tax expense was approximately $383,000 and $176,000 with effective tax rates of (5.8)% and (1.8)% for the nine months ended September 30, 2026 and 2025, respectively. For the three and nine months ended  September 30, 2026 and 2025, the effective rate differs from the statutory rate primarily due to the full valuation allowance recorded on the net operating loss (“NOL”) and net deferred tax assets generated during the periods.

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

On July 20, 2026, a patent infringement lawsuit was filed against the Company in the United States District Court for the District of Maryland. The complaint alleges that certain Company products infringe upon certain patents and seeks unspecified monetary damages and injunctive relief. The Company intends to defend itself vigorously against this lawsuit. The Company has determined that a loss, comprised of estimated costs in attorney’s fees to defend the Company against the lawsuit, is probable and currently estimates the probable loss at $100,000. The Company recorded an estimated loss of $100,000 related to these matters during 2026. The Company has also determined that it is possible that there will be an additional loss related to these matters, but the Company is unable to provide an estimate of the range of such additional loss at this time.

Purchase Commitments

At September 30, 2026, the Company had purchase commitments totaling approximately $3.9 million, substantially all of which is expected to be purchased within the next twelve months.

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

IEEPA Tariffs

On February 20, 2026, the U.S. Supreme Court issued a ruling that tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) on goods imported into the U.S. were unauthorized. Following this ruling, and effective on April 20, 2026, the U.S. Customs and Border Protection launched a platform for importers of record to begin submitting IEEPA tariff refund requests.

The Company has applied a gain contingency model in accordance with ASC 450-30, “Gain Contingencies” to account for potential recoveries of previously paid IEEPA tariffs. Under this model, a gain contingency is not recognized in the financial statements until the gain is realized or realizable. The Company has applied for tariff refunds but has not received any refund payments during the nine months ended September 30, 2026, and accordingly, given the uncertainty regarding the amount or timing of collection, the Company will record the refunds as they are received.

NOTE 11.     RELATED PARTY TRANSACTIONS

Certain relatives of Nikolay Shilev, Apyx Bulgaria’s Managing Director, are considered related parties. Teodora Shileva, Mr. Shilev’s spouse, is an employee of the Company working in the accounting department. Svetoslav Shilev, Mr. Shilev’s son, is a quality manager in the quality assurance department.

The partner in the Company’s China JV is also a supplier to the Company. During the three months ended September 30, 2026 and 2025, the Company made purchases from this supplier of approximately $410,000 and $588,000, respectively. During the nine months ended September 30, 2026 and 2025, the Company made purchases from this supplier of approximately $1,652,000 and $958,000, respectively. At September 30, 2026 and December 31, 2025, respectively, the Company had net payables to this supplier of approximately $108,000 and $372,000, respectively.

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

Summarized financial information with respect to reportable segments is as follows:

	Three Months Ended September 30, 2026
(In thousands)	Surgical Aesthetics	OEM	Corporate & Other	Total
Sales, net	$12,970	$1,060	$—	$14,030
Cost of sales	4,090	939	—	5,029
Gross profit	8,880	121	—	9,001

Commissions	1,017	—	—	1,017
All other expenses(i)	4,876	—	3,679	8,555
Income (loss) from operations	2,987	121	(3,679)	(571)
Interest income	—	—	286	286
Interest expense	—	—	(1,414)	(1,414)
Other income, net	—	—	9	9
Income (loss) before income taxes	2,987	121	(4,798)	(1,690)
Income tax expense	—	—	116	116
Net income (loss)	$2,987	$121	$(4,914)	$(1,806)

	Three Months Ended September 30, 2025
(In thousands)	Surgical Aesthetics	OEM	Corporate & Other	Total
Sales, net	$11,065	$1,812	$—	$12,877
Cost of sales	3,438	1,142	—	4,580
Gross profit	7,627	670	—	8,297

Commissions	1,255	—	—	1,255
All other expenses(i)	4,477	3	3,394	7,874
Income (loss) from operations	1,895	667	(3,394)	(832)
Interest income	—	—	292	292
Interest expense	—	—	(1,413)	(1,413)
Other income, net	—	—	76	76
Income (loss) before income taxes	1,895	667	(4,439)	(1,877)
Income tax expense	—	—	78	78
Net income (loss)	$1,895	$667	$(4,517)	$(1,955)

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	Nine Months Ended September 30, 2026
(In thousands)	Surgical Aesthetics	OEM	Corporate & Other	Total
Sales, net	$36,090	$4,314	$—	$40,404
Cost of sales	11,087	3,521	—	14,608
Gross profit	25,003	793	—	25,796

Commissions	3,230	—	—	3,230
All other expenses(i)	14,939	15	10,900	25,854
Income (loss) from operations	6,834	778	(10,900)	(3,288)
Interest income	—	—	780	780
Interest expense	—	—	(4,177)	(4,177)
Other income, net	—	—	47	47
Income (loss) income before income taxes	6,834	778	(14,250)	(6,638)
Income tax expense	—	—	383	383
Net income (loss)	$6,834	$778	$(14,633)	$(7,021)

	Nine Months Ended September 30, 2025
(In thousands)	Surgical Aesthetics	OEM	Corporate & Other	Total
Sales, net	$28,622	$5,058	$—	$33,680
Cost of sales	8,530	4,105	—	12,635
Gross profit	20,092	953	—	21,045

Commissions	3,046	—	—	3,046
All other expenses(i)	14,474	13	9,969	24,456
Income (loss) from operations	2,572	940	(9,969)	(6,457)
Interest income	—	—	874	874
Interest expense	—	—	(4,182)	(4,182)
Other income, net	—	—	76	76
Income (loss) before income taxes	2,572	940	(13,201)	(9,689)
Income tax expense	—	—	176	176
Net income (loss)	$2,572	$940	$(13,377)	$(9,865)

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

APYX MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

International sales represented approximately 30.8% and 32.6% of total revenues for the three and nine months ended September 30, 2026, respectively, as compared with approximately 27.5% and 29.2% of total revenues for the three and nine months ended September 30, 2025, respectively.

Sales by geographic region, based on the customer's “ship to” location on the invoice, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2026	2025	2026	2025
Sales by Domestic and International
Domestic	$9,703	$9,332	$27,223	$23,851
International	4,327	3,545	13,181	9,829
Total	$14,030	$12,877	$40,404	$33,680

Tangible long-lived assets by geographic location are as follows:

	September 30,	December 31,
(In thousands)	2026	2025
Long-lived assets by Domestic and International
Domestic	$5,240	$5,614
International	845	1,003
Total	$6,085	$6,617

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

We operate in two business segments: OEM and Surgical Aesthetics, formerly known as Advanced Energy. The OEM segment is primarily development and manufacturing contracts and product driven. The Surgical Aesthetics segment sells both capital equipment and consumables in the form of a single-use handpiece. Sales of handpiece units are a substantial portion of our business and for the nine months ended September 30, 2026 and 2025, we sold approximately 68,000 and 63,000 units, respectively. In the U.S., handpiece revenue accounts for more than 50% of our total Surgical Aesthetics revenue.

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

We believe the increased use of GLP-1s had an initial negative impact on revenue for plastic and cosmetic surgeons and created uncertainty in the aesthetic space. However, we believe, that the use of these drugs will have a ripple effect which will drive people towards plastic surgery and may provide a tailwind for sales of our Renuvion products. Rapid weight loss caused by these drugs can contribute to loose skin. To address this, the cosmetic surgery market focuses on body contouring. Body contouring is a customizable treatment for patients to target specific fat deposits, engage in the transfer of fat, and treatments to address loose or lax skin. Renuvion is the only FDA-cleared device for the treatment of this issue post liposuction. Additionally, Renuvion may be used to treat skin laxity without the use of liposuction, potentially increasing the total available market for our products.

Recent Activities

On May 11, 2026, we announced that we received expanded 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) for the AYON Body Contouring System™ (“AYON”) to include power liposuction, an advanced form of liposuction that uses a reciprocating cannula to enhance efficiency of fat removal to reduce a surgeon’s effort and operating room time. We commenced a limited commercial launch of power liposuction at the end of June 2026 and a full launch during the third quarter 2026.

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

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations

Sales

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2026	2025	Change	2026	2025	Change
Sales by Reportable Segment
Surgical Aesthetics	$12,970	$11,065	17.2%	$36,090	$28,622	26.1%
OEM	1,060	1,812	(41.5)%	4,314	5,058	(14.7)%
Total	$14,030	$12,877	9.0%	$40,404	$33,680	20.0%

Sales by Domestic and International
Domestic	$9,703	$9,332	4.0%	$27,223	$23,851	14.1%
International	4,327	3,545	22.1%	13,181	9,829	34.1%
Total	$14,030	$12,877	9.0%	$40,404	$33,680	20.0%

Total revenue increased by 9.0%, or approximately $1.2 million, for the three months ended September 30, 2026 when compared with the three months ended September 30, 2025. Surgical Aesthetics segment sales increased 17.2%, or approximately $1.9 million, for the three months ended September 30, 2026 when compared with the three months ended September 30, 2025. The Surgical Aesthetics sales increase was driven by sales of AYON, as we commenced our commercial launch in the third quarter of 2025 and increased sales of generators internationally. These increases were partially offset by decreases in domestic sales of standalone generators and sales of single-use handpieces globally. OEM segment sales decreased 41.5%, or approximately $0.8 million, for the three months ended September 30, 2026 when compared with the three months ended September 30, 2025. The decrease in OEM sales was due to a decrease in sales volume to existing customers. With the increased focus on Surgical Aesthetics, we expect that OEM segment revenue will decrease for the year.

Total revenue increased by 20.0%, or approximately $6.7 million, for the nine months ended September 30, 2026 when compared with the nine months ended September 30, 2025. Surgical Aesthetics segment sales increased 26.1%, or approximately $7.5 million, for the nine months ended September 30, 2026 when compared with the nine months ended September 30, 2025. The Surgical Aesthetics sales increase was driven by sales of AYON, as we commenced our commercial launch in the third quarter of 2025, increased sales of generators internationally and increased volume of single-use handpieces in both domestic and international markets. These increases were partially offset by decreases in domestic sales of standalone generators. OEM segment sales decreased 14.7%, or approximately $0.7 million, for the nine months ended September 30, 2026 when compared with the nine months ended September 30, 2025.  The decrease in OEM sales was due to a decrease in sales volume to existing customers. With the increased focus on Surgical Aesthetics, we expect that OEM segment revenue will decrease for the year.

International sales represented 30.8% and 32.6% of total revenues for the three and nine months ended September 30, 2026 as compared with 27.5% and 29.2% of total revenues for the same periods in the prior year. Management estimates our products have been sold in more than 60 countries through local dealers, coordinated by our sales and marketing personnel through our facilities in Clearwater, Florida and Sofia, Bulgaria.

Gross Profit

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2026	2025	Change	2026	2025	Change
Cost of sales	$5,029	$4,580	9.8%	$14,608	$12,635	15.6%
Percentage of sales	35.8%	35.6%		36.2%	37.5%
Gross profit	$9,001	$8,297	8.5%	$25,796	$21,045	22.6%
Percentage of sales	64.2%	64.4%		63.8%	62.5%

Gross profit for the three months ended September 30, 2026, increased 8.5% to $9.0 million, compared to $8.3 million for the same period in the prior year. Gross margin for the three months ended September 30, 2026, was 64.2%, compared to 64.4% for the same period in 2025. The decrease in in gross margin for the three months ended September 30, 2026 from the prior year period is primarily attributable to geographic mix, with international sales comprising a higher percentage of total sales and product mix within both the Surgical Aesthetics and OEM segments. These decreases were partially offset by an increase due to mix between our segments, with Surgical Aesthetics comprising a higher percentage of total sales.

Gross profit for the nine months ended September 30, 2026, increased 22.6% to $25.8 million, compared to $21.0 million for the same period in the prior year. Gross margin for the nine months ended September 30, 2026, was 63.8%, compared to 62.5% for the same period in 2025. The increase in gross margin for the nine months ended September 30, 2026 from the prior year period is primarily attributable to mix between our segments with Surgical Aesthetics comprising a higher percentage of total sales. This was partially offset by geographic mix, with international sales comprising a higher percentage of total sales, product mix within the Surgical Aesthetics segment and tariffs that began affecting us in the second half of 2025.

We are seeking refunds of IEEPA tariffs paid; however, the ultimate amount, timing, and final resolution of any additional refunds remain uncertain pending the outcome of the ongoing litigation and related administrative processes. We did not receive any refund payments during the nine months ended September 30, 2026, and accordingly, given the uncertainty regarding the amount or timing of collection, we will record the refunds as they are received. Any tariff recoveries will be reflected as a reduction of cost of sales for inventory that has already been sold and as a reduction of the carrying value for unsold inventory.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Other Costs and Expenses

Research and development

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2026	2025	Change	2026	2025	Change
Research and development expense	$849	$801	6.0%	$2,407	$2,429	(0.9)%
Percentage of sales	6.1%	6.2%		6.0%	7.2%

Research and development expenses increased 6.0% for the three months ended September 30, 2026, primarily due to higher compensation and benefits costs.

Research and development expenses decreased 0.9% for the nine months ended September 30, 2026, primarily due to lower spending on our product development initiatives. This was partially offset by higher compensation and benefits costs.

Professional services

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2026	2025	Change	2026	2025	Change
Professional services expense	$1,148	$1,321	(13.1)%	$3,614	$4,182	(13.6)%
Percentage of sales	8.2%	10.3%		8.9%	12.4%

Professional services expense decreased 13.1% for the three months ended September 30, 2026, primarily due to a decrease in physician and marketing consulting expenses ($0.2 million).

Professional services expense decreased 13.6% for the nine months ended September 30, 2026, primarily due to decreases in physician and marketing consulting expenses ($0.6 million) and legal expense ($0.1 million). These decreases were partially offset by an increase in recruiting expense ($0.1 million).

Salaries and related costs

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2026	2025	Change	2026	2025	Change
Salaries and related expenses	$3,595	$3,191	12.7%	$10,222	$9,344	9.4%
Percentage of sales	25.6%	24.8%		25.3%	27.7%

During the three months ended September 30, 2026, salaries and related expenses increased 12.7%, primarily due to increases in salaries and benefits to existing employees and certain additional employees in sales and marketing to support the launch of AYON ($0.3 million) and higher stock-based compensation expense ($0.1 million).

During the nine months ended September 30, 2026, salaries and related expenses increased 9.4%, primarily due to an increase in salaries and benefits to existing employees and certain additional employees in sales and marketing to support the launch of AYON ($1.0 million). This was partially offset by a decrease in stock-based compensation expense ($0.1 million).

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Selling, general and administrative expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2026	2025	Change	2026	2025	Change
SG&A expense	$3,980	$3,816	4.3%	$12,841	$11,547	11.2%
Percentage of sales	28.4%	29.6%		31.8%	34.3%

During the three months ended September 30, 2026, selling, general and administrative expense increased 4.3%, primarily due to increases in insurance expense, including claims on our policies ($0.2 million) and Executive Chairman of the Board of Directors stock-based compensation expense ($0.1 million). These increases were partially offset by a decrease in commissions ($0.2 million).

During the nine months ended September 30, 2026, selling, general and administrative expense increased 11.2%, primarily due to increases in Executive Chairman of the Board of Directors compensation stock-based expense ($0.8 million), commissions ($0.2 million), insurance expense, including claims on our policies ($0.1 million) and miscellaneous other expenses ($0.3 million). These increases were partially offset by a decrease in allowances for credit losses ($0.1 million).

Interest Income (Expense)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2026	2025	2026	2025
Interest income	$286	$292	$780	$874
Percentage of sales	2.0%	2.3%	1.9%	2.6%
Interest expense	$(1,414)	$(1,413)	$(4,177)	$(4,182)
Percentage of sales	10.1%	11.0%	10.3%	12.4%

Interest income was flat at approximately $0.3 million for the three months ended September 30, 2026 and 2025. Interest income decreased approximately $0.1 million for the nine months ended September 30, 2026, when compared with the same period in the prior year. This decrease is due to a lower average yield in our cash equivalents in money market funds and U.S. Treasury securities.

Interest expense was flat at approximately $1.4 million and $4.2 million for the three and nine months ended September 30, 2026 and 2025, respectively.

Income Taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2026	2025	2026	2025
Income tax expense	$116	$78	$383	$176
Effective tax rate	(6.9)%	(4.2)%	(5.8)%	(1.8)%

Income tax expense was approximately $116,000 and $78,000 with effective tax rates of (6.9)% and (4.2)% for the three months ended September 30, 2026 and 2025, respectively. Income tax expense was approximately $383,000 and $176,000 with effective tax rates of (5.8)% and (1.8)% for the nine months ended September 30, 2026 and 2025, respectively. For the three and nine months ended September 30, 2026 and 2025, the effective rate differs from the statutory rate primarily due to the full valuation allowance recorded on the net operating loss (“NOL”) and net deferred tax assets generated during the periods.

APYX MEDICAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Liquidity and Capital Resources

At September 30, 2026, we had approximately $25.8 million in cash and cash equivalents as compared to approximately $31.7 million in cash and cash equivalents at December 31, 2025. Our working capital at September 30, 2026 was approximately $43.0 million compared with $46.8 million at December 31, 2025.

For the nine months ended September 30, 2026, net cash used in operating activities was approximately $5.7 million, compared with net cash used in operating activities of approximately $5.5 million in the nine months ended September 30, 2025. The increase in cash used in operations is primarily due to the payment of 2025 bonuses in the first quarter of 2026 and cash used to procure inventory for our expanded product portfolio. This was partially offset by the reduction in our operating loss, which was driven by an increase in Surgical Aesthetics sales.

Net cash used in investing activities was $0.4 million and $0.8 million for the nine months ended September 30, 2026 and 2025, respectively, related to investments in property and equipment.

Net cash provided by financing activities for the nine months ended September 30, 2026 was $0.1 million and was primarily related to proceeds on the exercise of stock options.

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

On November 7, 2024, we entered into an amendment to the Perceptive Credit Agreement. The amendment reduced the financial covenant trailing twelve-month revenue targets relating to its Surgical Aesthetics segment (tested quarterly), with amended year-end targets of $52.4 million and $60.3 million for 2026 and 2027, respectively. The amendment also introduced a maximum operating expense financial covenant, with a full year target of $45.0 million for 2026. The Perceptive Credit Agreement, as amended, continues to contain customary affirmative and negative covenants, including covenants limiting the ability of us and our subsidiaries, among other things, to incur debt, grant liens, make distributions, enter certain restrictive agreements, pay or modify subordinated debt, dispose of assets, make investments and acquisitions, enter into certain transactions with affiliates, and undergo certain fundamental changes, in each case, subject to limitations and exceptions set forth in the Perceptive Credit Agreement. Additionally, we must maintain a balance of $3.0 million in cash and cash equivalents during the term of the Perceptive Credit Agreement. As of September 30, 2026, we were in compliance with the financial covenants contained within the Perceptive Credit Agreement, as amended. Our continued compliance with covenants is subject to meeting or exceeding forecasted Surgical Aesthetics revenues, as amended and controlling operating expenses. Monthly principal payments on the Perceptive Credit Agreement commence in November 2027 at 3% of the outstanding balance through maturity in November 2028.

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

At September 30, 2026, we had purchase commitments totaling approximately $3.9 million, substantially all of which is expected to be purchased within the next twelve months.

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

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Our estimates and assumptions, including those related to inventories, legal proceedings, warranty obligations, product liability, sales returns and discounts, stock-based compensation and income taxes are updated as appropriate, which in most cases is at least quarterly. We base our estimates on historical experience, or various assumptions that are believed to be reasonable under the circumstances and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Actual results may materially differ from these estimates.

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

Recent Accounting Pronouncements

See Note 2 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

APYX MEDICAL CORPORATION

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has established and maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2026, the Company’s disclosure controls and procedures were effective.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not Applicable.

ITEM 5. Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

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

Apyx Medical Corporation

Date: November 5, 2026	By:	/s/ Charles D. Goodwin II
Charles D. Goodwin II
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 5, 2026	By:	/s/ Matthew Hill
Matthew Hill
Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer)